Form 10-K/A
period 1992-12-31
WPL HOLDINGS INC
filed 1994-02-07
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO

   /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1992

                       or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number:  1-9894

                               WPL Holdings, Inc.
                            (Exact name of registrant
                          as specified in its charter)

                   Wisconsin                          39-1380265
         (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)         Identification No.)

          222 West Washington Avenue
              Madison, Wisconsin                        53703
        (Address of principal executive               (Zip code)
                   offices)

   Registrant's telephone number, including area code:  (608) 252-4888

   Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
         Title of Each Class           On Which Registered

     Common Stock, $.01 par value    New York Stock Exchange
     Common Stock Purchase Rights    New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $974,221,268 based upon the closing price as of February 26, 1993 of Common Stock, $.01 par value, on the New York Stock Exchange as reported in the Wall Street Journal.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at February 26, 1993: 27,934,660 shares.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Company's 1992 Annual Report to Shareowners (the "Company's 1992 Annual Report") are incorporated by reference into Parts I, II and IV hereof and portions of the Company's Proxy Statement relating to its 1993 Annual Meeting of Shareowners are incorporated by reference into Parts III and IV hereof.

          The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1992 to add the financial statements, financial statement schedules and exhibit set forth below:




   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

   a.     Financial Statements, Financial Statement Schedules and Exhibits.

                                     *  *  *

     The following additional financial statements and supplemental schedules are included herein:

                                                         Page of this
                                                         Form 10-K/A

Wisconsin Power and Light Company
Employee Stock Ownership Plan Financial Statements

Report of Independent Public Accountants  . . . . . .

Statements of Net Assets Available for Benefits as of
     December 31, 1992 and 1991   . . . . . . . . . .
Statements of Changes in Net Assets Available For
     Benefits for the Years Ended December 31, 1992
     and 1991   . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements   . . . . . . . . . . .




Wisconsin Power and Light Company
Employees' Retirement Savings Plan A and Plan B
Financial Statements and Schedules

Plan A

Report of Independent Public Accountants  . . . . . .

Statements of Net Assets Available for Benefits as of
     December 31, 1992 and 1991   . . . . . . . . . .
Statements of Changes in Net Assets Available for
     Benefits for the Years Ended December 31, 1992
     and 1991   . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements   . . . . . . . . . . .

Schedule I - Investments -
     Pooled Fixed Income Funds as of December 31,
     1992 and 1991  . . . . . . . . . . . . . . . . .

Schedule II - Allocation of Plan Assets and
     Liabilities to Investment Funds as of December
     31, 1992 and 1991  . . . . . . . . . . . . . . .

Schedule III - Allocation of Changes in Net Assets
     Available for Benefits to Investment Funds for
     the Years Ended December 31, 1992 and 1991   . .

Plan B
Report of Independent Public Accountants  . . . . . .

Statements of Net Assets Available for Benefits as of
     December 31, 1992 and 1991   . . . . . . . . . .

Statements of Changes in Net Assets Available for
     Benefits for the Years Ended December 31, 1992
     and 1991   . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements   . . . . . . . . . . .
Schedule I - Investments -
     Pooled Fixed Income Funds as of December 31,
     1992 and 1991  . . . . . . . . . . . . . . . . .

Schedule II - Allocation of Plan Assets and
     Liabilities to Investment Funds as of December
     31, 1992 and 1991  . . . . . . . . . . . . . . .

Schedule III - Allocation of Changes in Net Assets
     Available for Benefits to Investment Funds for
     the Years Ended December 31, 1992 and 1991   . .


                                 *  *  *

    The following additional Exhibit is filed herewith.

     23A  Consent of Independent Accountants
          (regarding the Wisconsin Power and Light
          Company Employee Stock Ownership Plan and
          the Wisconsin Power and Light Company
          Employees' Retirement Savings Plan A and
          Plan B)   . . . . . . . . . . . . . . . . .



                                 *  *  *

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1992 AND 1991

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employee Stock Ownership Plan:


   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEE STOCK OWNERSHIP PLAN as of December 31, 1992 and 1991, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Wisconsin Power and Light Company Employee Stock Ownership Plan as of December 31, 1992 and 1991, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.






                                                        ARTHUR ANDERSEN & CO.


   Milwaukee, Wisconsin,
   April 23, 1993.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS




                                                               As of December 31,
                                                              1992                    1991


   Investment in common stock of WPL Holdings, Inc.
     (1,293,353 and 1,293,021 shares, respectively;
     at quoted market value of $33.875 and $32.75
     per share, respectively; aggregate cost of
     $22,457,188 and $21,214,417, respectively)           $43,811,771            $42,346,422

   Cash                                                           462                    383


   ASSETS AVAILABLE FOR BENEFITS                          $43,812,233            $42,346,805



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                                              For The Years Ended
                                                                    December 31,
                                                                1992                  1991


   ADDITIONS TO NET ASSETS ATTRIBUTED TO:

     Dividend income                                       $ 2,367,641            $ 2,300,319

     Unrealized appreciation from change in market
       value of investment                                     795,904              9,839,820
                                                           -----------            -----------

         Total Additions                                     3,163,545             12,140,139

   DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

     Distributions to terminated
       participants (Note 4)                                (1,698,117)              (904,721)

   NET ASSETS AVAILABLE FOR BENEFITS:

     Beginning of Year                                      42,346,805             31,111,387
                                                           -----------            -----------

     End of Year                                           $43,812,233            $42,346,805
                                                           ===========            ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                             As of DECEMBER 31, 1992


   Note 1.  Plan Description -

        Establishment -

            The Wisconsin Power and Light Company Employee Stock Ownership Plan (the "Plan") was established under an agreement executed on September 14, 1976, to provide eligible employees with ownership of Wisconsin Power and Light Company (the "Company") common stock (since converted to WPL Holdings, Inc. common stock) through additional investment tax credits allowed the Company under the Federal Tax Reduction Act of 1975. As a result of the Tax Reform Act of 1986, such tax credits are no longer available.

            The Plan is subject to the Department of Labor "Rules and Regulations for Reporting and Disclosure" under the Employee Retirement Income Security Act ("ERISA") of 1974.

        Administrator and Trustee -

            The Plan is administered by the Pension and Employee Benefits Committee (the "Committee") appointed by the Board of Directors of the Company. Effective December 31, 1991, WPL Holdings, Inc. (the parent of the Company) became the trustee for the Plan. Accordingly, Valley Trust Company as former trustee transferred all shares to WPL Holdings, Inc.

        Eligibility and Vesting -

            Beginning in 1987, new employees are no longer eligible to participate in the Plan.

            Subject to the provisions for return on contributions upon the failure of the continued qualification of the Plan under the Code or a recapture of all or a portion of previously used additional investment tax credits, all contributions for the account of a participant and any earnings therefrom fully vest immediately to such participant.

        Contributions -

            Shares of WPL Holdings, Inc. common stock purchased with reinvested dividends may be purchased for participants from shares newly issued by WPL Holdings, Inc. or on the open market. The price of shares purchased on the open market is the weighted average price at which such shares were purchased on the open market. The price of newly issued shares purchased from WPL Holdings, Inc. is the average of the high and low prices of the WPL Holdings, Inc. common stock as reported on the New York Stock Exchange on the date of purchase.

            As a result of the Tax Reform Act of 1986, no Company or participant contributions are being made to the Plan.

        Amendments -

            The Company reserves the right to terminate, amend or modify the Plan if future conditions warrant such action. No significant amendments were made to the plan in 1992.

   Note 2.  Accounting Policies -

            The Plan's financial statements are prepared on the accrual basis of accounting.

            The AICPA Audit and Accounting Guide, audit of employee benefit plans (the "audit guide"), as of May 1, 1992, requires that amounts payable to terminated employees be classified as a component of net assets available for plan benefits. The Plan's December 31, 1991, liability for benefits to terminated employees has been reclassified in the accompanying financial statements to conform with the accounting treatment required by the audit guide.

   Note 3.  Investments -

            Common stock of WPL Holdings, Inc. is recorded at market value based upon the closing price at year end as reported by the New York Stock Exchange.

            During 1992 and 1991, the Plan's investments (including investments bought, sold and held during the year) appreciated in value as follows:

                                                1992            1991
            Net unrealized gains on
              WPL Holdings, Inc. common stock   $ 795,904    $9,839,820
                                                =========    ==========

   Note 4.  Distributions to Participants -

            When a participant's employment ceases for any reason, all whole shares of WPL Holdings, Inc. common stock allocated to the participant's account are distributed, to the extent allowable under the Internal Revenue Code, to the participant or his designated beneficiary (fractional shares are paid in cash) not later than 60 days following the close of the Plan (calendar) year in which such termination occurs. However, if the market value of a participant's accrued benefits exceed $3,500 and the participant has not yet attained age 65, such benefits may not be immediately distributed without the consent of the participant.

            Each participant who has attained age 55 and who has completed at least ten years of participation in the Plan may elect within 90 days after the last day of each Plan year, to have distributed, 25% of his/her account, attributable to WPL Holdings, Inc. common stock acquired by the Trust, after December 31, 1986.

            No other distributions of a participant's account will be made prior to termination of employment; however, upon the participant's written request, the Committee may in its sole discretion permit the distribution of all or any portion of the shares of common stock which have been credited to his/her account for at least a period of 85 months.

            Distributions are recorded at quoted market value as of the date of distribution for shares in the account at that date.

            At December 31, 1992 and 1991, $720,835 and $1,103,699,
        respectively, included in participants' equity was payable to terminated employees who had withdrawn from the Plan.

            In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right (right) on each outstanding share of WPL Holdings, Inc. common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

   Note 5.  Tax Status -

            The Plan has obtained a determination letter from the Internal Revenue Service dated January 16, 1985, approving the Plan as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letter will be included in the Company's next filing. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

            The Plan's qualification under the Code allows the dividend income and any other income accumulated in the Plan to be exempt from Federal income tax prior to distribution to the participants.

   Note 6.  Related Party Transactions -

            As of December 31, 1991, WPL Holdings, Inc. became the trustee for the Plan. All assets of the Plan are invested in WPL Holdings, Inc. common stock.

            The Company has absorbed all costs and expenses incurred in operating and administering the Plan.

            These transactions are not considered prohibited transactions by statutory exemptions under ERISA regulations.

                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1992 AND 1991

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan A:

   We have audited the accompanying statements of net assets available for benefits of the WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN A (the "Plan") as of December 31, 1992 and 1991, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1992 and 1991, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules referred to in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN & CO.

   Milwaukee, Wisconsin,
   April 23, 1993.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS



                                                                      As of December 31,
                                                                    1992              1991
                   ASSETS
   Investments, at market value (Notes 2 & 3):

      Mellon Capital Management Stock Index Fund--
        17,998 and 16,699 shares (cost $4,886,880
        and $4,212,963), respectively                           $ 6,677,762      $ 5,754,910
      Strong Total Return Fund--85,148 shares
        (cost $1,555,541)                                             ---          1,723,404
      WPL Holdings, Inc. Common Stock--217,576 and
        152,001 shares (cost $5,940,506 and $3,713,857),
        respectively                                              7,370,389        4,978,021
      Fidelity Growth Company Fund--119,234 and 78,826
        shares (cost $3,100,246 and $2,020,992),
        respectively                                              3,295,633        2,135,392
      Fidelity Balanced Fund--119,161 shares
        (cost $1,474,912)                                         1,464,485            ---
      Corporate obligations--(cost $753,246)                        760,709            ---
      Pooled Fixed Income Fund, at cost                           8,366,754        8,327,078
      Marshall Money Market Fund, at cost                           744,402            ---
      M&I Employee Benefit Money Market Fund, at cost               ---              727,900
                                                                -----------      -----------
        Total Investments                                        28,680,134       23,646,705
                                                                -----------      -----------
   Loans to participants                                            622,944          436,888
                                                                -----------      -----------
   Receivables:

      Employer's Contribution                                        18,120           17,513
      Employees' Contribution                                       111,755          107,280
      Interest                                                       30,029           52,527
                                                                -----------      -----------
        Total Receivables                                           159,904          177,320
                                                                -----------      -----------
   Cash                                                              30,820              269
                                                                -----------      -----------
        Total Assets                                             29,493,802       24,261,182
                                                                -----------      -----------

                   LIABILITIES:
   Other                                                              ---             29,119
                                                                -----------      -----------
   Net Assets Available for Benefits                            $29,493,802      $24,232,063
                                                                ===========      ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS




                                               Year Ended December 31,
                                                 1992                1991

   Additions to Net Assets Attributed to:

     Investment Income -
       Dividend Income                        $   550,388       $   400,607
       Interest Income                            769,925           791,398
       Net Gain on Sales of Investments           375,502           178,161
       Net Unrealized Gain from Increase
        in Market Value of Investments            323,454         2,694,574
                                              -----------       -----------
                                                2,019,269         4,064,740
                                              -----------       -----------
     Contributions:
       Employer                                   482,240           435,636
       Employees                                3,225,842         2,802,184
                                              -----------       -----------
                                                3,708,082         3,237,820
                                              -----------       -----------
         Total Additions                        5,727,351         7,302,560
                                              -----------       -----------

   Deductions from Net Assets Attributed to:

     Distributions to Participants                608,891           330,763
     Other Expenses                                36,922            42,972
                                              -----------       -----------
         Total Deductions                         645,813           373,735
                                              -----------       -----------
   Transfers Between Plans                        180,201           208,322
                                              -----------       -----------

   Net Assets Available for Benefits:

     Beginning of Year                         24,232,063        17,094,916
                                              -----------       -----------

     End of Year                              $29,493,802       $24,232,063
                                              ===========       ===========



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1992 AND 1991


   Note 1.  Description of the Plan

            On January 1, 1983, Wisconsin Power and Light Company (the "Company") implemented a voluntary Employees' Long Range Savings and Investment Plan A (the "Plan") for the benefit of eligible salaried employees. Effective January 1, 1991, the Company changed the Plan's name to the Employees' Retirement Savings Plan A. The Plan is a qualified Plan under Section 401(k) of the Internal Revenue Code of 1954 (the "Code"), as amended, and meets the applicable requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Information regarding Plan benefits is provided in the Prospectus relating to the Retirement Savings Plan and the summary plan description which has been made available to all eligible Plan participants.

            Administration of the Plan is the responsibility of the Pension and Employee Benefits Committee (the "Committee") of the Company.

            Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $8,728 for 1992) and have such amounts contributed by the Company to an account maintained for the employee.

            Employee contributions are made to a fund (the "Trust Fund") administered by the Trustee, Marshall & Ilsley Trust Company ("M&I"). Funds are invested by the Trustee according to the investment options selected by the participants. All Company matching contributions (See Note 4) are invested in the WPL Holdings, Inc. Common Stock Fund.

            Active salaried employees of the Company and WPL Holdings, Inc. who work at least half-time or have worked at least 1,000 hours are eligible to participate in the Plan after attainment of age 18.

            Each participant's account is fully vested and nonforfeitable, except to the extent that provisions of the Internal Revenue Code may prohibit the return of excess contributions in certain limited circumstances.

            The Plan was amended in September 1992 to incorporate repayment procedures for employees who are unable to repay existing loans.

            The Company also maintains a savings and investment plan for hourly employees called the Employees' Retirement Savings Plan B; its assets (and related earnings) are administered separately.

   Note 2.  Summary of Accounting Policies


        Basis of Accounting

            The financial statements have been prepared on the accrual basis of accounting.

        Reclassifications

            Certain reclassifications have been made to the 1991 financial statements to conform with the 1992 presentation.

        Valuation of Investments

            The guaranteed investment contracts (Pooled Fixed Income Fund) and money market fund are stated at cost, which approximates market. All other Plan investments are carried at market value as of the statement date with unrealized gains and losses for the year being reported on the Statements of Changes in Net Assets Available for Benefits (see Note 3).

        Expenses

            Investment management fees are paid from investment earnings prior to crediting earnings to the individual participants' account balances. Other Plan administrative expenses are absorbed by the Company.

   Note 3.  Investment Options

            The participants' deposits are invested by the Trustee in one or more investment funds (Money Market Fund, Equity Fund, Strong Total Return Fund, Fixed Income Fund, Growth Fund, Balanced Fund and WPL Holdings, Inc. Common Stock Fund) as selected by the participant. Effective December 1, 1992, the Strong Total Return Fund was discontinued as an investment option. As of December 31, 1992, the remaining investment funds were administered by four investment managers, M&I Investment Management Corporation, Mellon Capital Management Corporation, LaSalle National Trust, N.A. and Fidelity Management & Research.

            The Plan provides for the following investment options:

            Money Market Fund. M&I Investment Management Corporation administers the Money Market Fund. This fund is invested primarily in high quality short-term money market instruments such as bank certificates of deposit, commercial paper, United States Government securities and other similar securities. Such investments may be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund has been invested in various money market funds and is currently invested primarily in the Marshall Money Market Fund.

            Equity Fund. Mellon Capital Management Corporation manages the Equity Fund. This fund is invested primarily in common stocks and other equity securities of corporations. Such investments may be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund is currently invested in units in the Mellon Capital Management Stock Index Fund.

            Fixed Income Fund. LaSalle National Trust, N.A. administers the Fixed Income Fund. The fund is invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments are combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investment options other than the Money Market Fund may be made during the enrollment periods.

            Growth Fund. As of June 1, 1991, this fund is invested in the Fidelity Growth Company Fund managed by Fidelity Management & Research. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

            Balanced Fund. Fidelity Management and Research administers this fund using the Fidelity Balanced mutual fund. The Balanced Fund is invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

            WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund is invested in WPL Holdings, Inc. common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund shall be periodically reinvested by the Trustee in common stock of WPL Holdings, Inc.

            In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right (right) on each outstanding share of WPL Holdings, Inc. common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

            Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Participant loans will reduce participant investment funds. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                               1992         1991
                Loan Proceeds                $347,944     $231,568
                Loan Repayments              (210,867)    (112,881)
                Transfers between Plans        (1,100)      20,180
                                             --------     --------
                  Net transfers              $135,977     $138,867
                                             ========     ========

        There are restrictions as to the amounts and number of loans. Loans and interest must be repaid in equal installments in accordance with rules established by the Committee.

            Unallocated Fund. Contributions are forwarded to the Trustee and invested in an Unallocated Fund until allocated to the participants' elected investment funds. The balance in the Unallocated Fund at any point in time, therefore, represents participant contributions not yet allocated. Funds forwarded to the Unallocated Fund are invested in the M&I Employee Benefit Money Market Fund.

            For allocation of net realized and unrealized gains and losses on investments by investment type, refer to Schedule III.

   Note 4.  Employer Contribution

            The Company provides a matching contribution in an amount equal to 25% of the deferred cash contributions made on behalf of a participant up to 6% of each participant's compensation per pay period. Company contributions are invested in WPL Holdings, Inc. common stock.

   Note 5.  Withdrawals

            Distributions from a participant's account balance will be made to the participant upon retirement, termination of employment, death or disability or upon request due to special "hardship" circumstances. "Hardship" distributions are paid in a lump sum payment. Termination distributions shall be made in a lump sum within forty-five (45) days after the valuation date immediately following the termination date unless the value of a participant's account exceeds $3,500; in such case, distributions will be deferred and will be made or commence within 45 days after the valuation date following the date on which the participant reaches age 70-1/2, unless the participant elects to receive the distribution as of an earlier date. Other distributions will be made in a lump sum or in annual installments for up to a ten year period. The unpaid portion of all loans made to the participant, including accrued interest, will be deducted from the amount of the participant account to be distributed.

   Note 6.  Transfers and Terminations

            The Plan allows a participant to either change or terminate investment options for prior and/or future Plan contributions quarterly on each March 1, June 1, September 1 and December 1 by submitting a request to the Trustee. In the event a participant transfers from a salaried position to an hourly position and was eligible and participating in Plan A, the participant is eligible to transfer all investments, except for the Company match contributions, to Plan B (hourly plan) immediately . In the event a participant transfers to employment within the Company or affiliated companies so that the participant is no longer an eligible employee, the participant is not permitted to make deferred cash elections.

   Note 7.  Tax Status

            The Plan has obtained a determination letter from the Internal Revenue Service dated October 6, 1989, approving the Plan as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letter will be included in the Company's next filing. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

   Note 8.  Related Party Transactions

            As described previously (see Note 3), the Plan maintains investments in WPL Holdings, Inc. common stock and in the M&I Money Market Fund. These transactions are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

                                                                   Schedule I

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                     INVESTMENTS - POOLED FIXED INCOME FUND
                        AS OF DECEMBER 31, 1992 AND 1991


                                                   Number
                                                   of Units   1992           1991

   LaSalle National Trust, N.A. - Pooled Trust
      Fund for Employee Benefit Plans Income
      Plus Fund                                    1         $1,842,363     $ --

      New York Life Insurance Co. - 8.75%,
         due 12/31/91                              1            --           1,066,904

      New York Life Insurance Co.:
        1991 Selection Fund H9, 8.45%,
          due 12/31/93                             1          1,469,779      1,342,914

      CNA:
        1991 Selection Fund F4, 9.07%,
          due 12/31/94 through 12/31/96            1          1,989,437      1,810,587

      Metropolitan Life Insurance Company:
        1991 Selection Fund FF6, 7.48%,
          due 6/30/93 through 6/30/95              1            754,989        698,162

      Provident National Assurance Company:
        1990 Selection Fund K-1, 8.56%,
          due 12/31/91 through 12/31/93            1            451,542      1,177,018

      Allstate Life Insurance Company:
        1990 Selection Fund M-2, 8.55%
          due 7/1/92 and 12/31/94                  1            575,876      1,053,393

      Principal Mutual Life Insurance Company:
        1991 Selection Fund X4, 7.57%
          due 9/30/93                              1            430,096        397,619
        1990 Selection Fund 03A, 8.30%
          due 6/30/93 and 6/30/94                  1            617,691        566,492
        1990 Selection Fund HH1, 9.00%
          due 6/30/95                              1            234,981        213,989
                                                             ----------      ---------
      Total Pooled Fixed Income Funds                        $8,366,754     $8,327,078
                                                             ==========     ==========

                                                                  Schedule II
                                                                  Page 1 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
          ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                             AS OF DECEMBER 31, 1992



                                     Shares or                    Money                                             Strong Total
                                     Principal      Equity       Market      Growth      Balanced    Fixed Income      Return
                                      Amount         Fund         Fund        Fund         Fund          Fund           Fund
     Assets

   Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                    17,998    $6,677,762
     WPL Holdings, Inc. Common
      Stock                              217,576
     Fidelity Growth Company Fund        119,234                             3,295,633
     Fidelity Balanced Fund              119,161                                          1,464,485
     Corporate Obligations               712,609                                                           760,709

     Pooled Fixed Income Funds                                                                           8,366,754
     Marshall Money Market Fund          744,402         6,800     648,837       1,242       60,363          2,735
                                                      --------     -------     -------     --------       --------       --------
      Total Investments                              6,684,562     648,837   3,296,875    1,524,848      9,130,198              0
                                                     ---------     -------   ---------    ---------      ---------       --------

   Loans to Participants
                                                      --------     -------     -------       ------        -------       --------
   Receivables:
     Employer's contribution
     Employee's contribution
     Interest                                               91       1,864         196           98         27,473
                                                     ---------    --------     -------      -------        -------       --------
      Total Receivables                                     91       1,864         196           98         27,473             0
                                                     ---------    --------     -------      -------       --------      --------

   Cash                                                 30,830                                                               (10)
                                                      --------    --------    --------      -------       --------      ---------
   Net Assets Available for
   Benefits                                         $6,715,483    $650,701  $3,297,071   $1,524,946     $9,157,671          ($10)
                                                    ==========    ========  ==========   ==========     ==========      =========



                                     WPL Holdings,
                                      Inc. Common      Loan     Unallocated   Total All
                                       Stock Fund      Fund        Fund         Funds
     Assets
   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund                                                               $6,677,762
     WPL Holdings, Inc. Common Stock      7,370,389                             7,370,389
     Fidelity Growth Company Fund                                               3,295,633
     Fidelity Balanced Fund                                                     1,464,485
     Corporate Obligations                                                        760,709
     Pooled Fixed Income Funds                                                  8,366,754
     Marshall Money Market Fund              24,425                               744,402
                                         ----------   --------    ---------      --------
      Total Investments                   7,394,814          0            0    28,680,134
                                          ---------   --------    ---------      --------
   Loans to Participants                               622,944                    622,944
                                          ---------   --------    ---------     ---------
   Receivables:
     Employer's contribution                                         18,120        18,120

     Employee's contribution                                        111,755       111,755

     Interest                                   307                                30,029
                                          ---------    -------    ---------     ---------
      Total Receivables                         307          0      129,875       159,904
                                          ---------    -------     --------     ---------

   Cash                                                                            30,820
                                         ----------   --------    ---------     ---------
   Net Assets Available for
   Benefits                              $7,395,121   $622,944     $129,875   $29,493,802
                                         ==========   ========     ========   ===========


                                                                  Schedule II
                                                                  Page 2 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
          ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                             AS OF DECEMBER 31, 1991



                                                                                      Fixed Income Funds
                                  Shares or                  Money                     1988                  Strong Total
                                  Principal     Equity      Market       Growth     Guaranteed Fixed Income     Return
                                    Amount       Fund        Fund         Fund         Fund        Fund          Fund
     ASSETS
   Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                16,699   $5,754,910
     Strong Total Return Fund         85,148                                                                      1,723,404
     WPL Holdings, Inc. Common
      Stock                          152,001
     Fidelity Growth Company Fund     78,826                             2,135,392
     Deposits with Insurance
      Companies                                                                                    8,327,078

     M&I Employee Benefit Money
      Market Fund                    727,900       52,900     608,200          200                    64,600          2,000
                                                ---------   ---------    ---------   ---------     ---------       --------
      Total Investments                         5,807,810     608,200    2,135,592           0     8,391,678      1,725,404
                                                ---------   ---------    ---------   ---------     ---------      ---------
   Loans to Participants
                                                ---------   ---------    ---------  ----------     ---------      ---------
   Receivables:
     Employer's contribution
     Employee's contribution
     Interest                                         174       2,728           26                    49,503             12
                                                 --------   ---------    ---------   ---------     ---------      ---------
      Total Receivables                               174       2,728           26           0        49,503             12
                                                 --------    --------     --------    --------     ---------       --------
   Cash                                                26          39           51                        45             66
                                                 --------    --------     --------    --------     ---------       --------
      Total Assets                              5,808,010     610,967    2,135,669           0     8,441,226      1,725,482
                                                ---------    --------    ---------    --------     ---------      ---------
      LIABILITIES
   Other                                           17,346                                             11,773
                                                ---------   ---------   ----------   ---------     ---------      ---------
   Net Assets Available for
   Benefits                                    $5,790,664    $610,967   $2,135,669          $0    $8,429,453     $1,725,482
                                               ==========    ========   ==========  ==========    ==========     ==========






                                        WPL Holdings,
                                         Inc. Common     Loan     Unallocated   Total All
                                         Stock Fund      Fund         Fund         Funds
     ASSETS
   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund                                                                 $5,754,910
     Strong Total Return Fund                                                     1,723,404
     WPL Holdings, Inc. Common Stock        4,978,021                             4,978,021
     Fidelity Growth Company Fund                                                 2,135,392
     Deposits with Insurance Companies                                            8,327,078
     M&I Employee Benefit Money Market
      Fund                                                                          727,900
                                           ---------- ---------      ---------   ----------

      Total Investments                     4,978,021         0              0   23,646,705
                                            ---------   -------       --------   ----------
   Loans to Participants                                436,888                     436,888
                                           ----------  --------       --------    ---------
   Receivables:
     Employer's contribution                                            17,513       17,513
     Employee's contribution                                           107,280      107,280
     Interest                                      84                                52,527
                                             --------  --------       --------    ---------
      Total Receivables                            84         0        124,793      177,320
                                             --------  --------       --------    ---------
   Cash                                            42                                   269
                                             -------- ---------       --------     --------
      Total Assets                          4,978,147   436,888        124,793   24,261,182
                                           ----------  --------       --------  -----------
      LIABILITIES
   Other                                                                             29,119
                                           ---------- ---------       --------    ---------
   Net Assets Available for Benefits       $4,978,147  $436,888       $124,793  $24,232,063
                                           ==========  ========       ========  ===========


                                                                 Schedule III
                                                                  Page 1 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
    ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                            FUNDS FOR THE YEAR ENDED
                                DECEMBER 31, 1992


                                                Money                                          Strong Total
                                    Equity     Market       Growth    Balanced   Fixed Income     Return
                                     Fund       Fund         Fund       Fund         Fund          Fund
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income              187,384                    9,526     15,542                      9,941
     Interest Income                1,460      24,761          567         98       683,819          156

     Net Gain (Loss) on Sales of
      Investments                  44,047                  144,011      5,921        (1,161)     126,708
     Net Unrealized Gain (Loss)
      from increase (Decrease)
      in Market Value of
      Investments                 248,935                   80,611    (10,426)        7,463     (167,863)
                                ---------    --------     -------- ----------      --------   ----------
                                  481,826      24,761      234,715     11,135       690,121      (31,058)
                                ---------    --------    ---------   --------     ---------   ----------
   Contributions:
     Employer
     Employees                    720,253      85,124      807,066     26,710       729,662      247,110
                                ---------     -------    ---------  ---------     ---------    ---------
                                  720,253      85,124      807,066     26,710       729,662      247,110
                                ---------    --------    ---------   --------     ---------    ---------
      Total Additions           1,202,079     109,885    1,041,781     37,845     1,419,783      216,052
                               ----------    --------   ----------   --------    ----------   ----------
   Deductions from Net Assets
    Attributed to:
     Distributions to
     participants                 162,414      17,657       56,837                  256,070       40,305
     Other Expenses                18,223       2,100          704          0        13,621        1,041
                                 --------     -------      -------  ---------     ---------    ---------
      Total Deductions            180,637      19,757       57,541          0       269,691       41,346
                                ---------     -------    ---------  ---------     ---------    ---------
   Transfers Between Plans        (96,623)    (50,394)     177,162  1,487,101      (412,874)  (1,900,198)
                               ----------   ---------    ---------  ---------   -----------  -----------
   Net Assets Available for
   Benefits:
     Beginning of Year         $5,790,664    $610,967   $2,135,669         $0    $8,429,453   $1,725,482
                               ----------    --------   ---------- ----------    ----------   ----------
     End of Year               $6,715,483    $650,701   $3,297,071 $1,524,946    $9,157,671         ($10)
                               ==========    ========   ========== ==========    ==========   ==========




                                   WPL Holdings,
                                    Inc. Common     Loan     Unallocated      Total All
                                     Stock Fund     Fund        Fund            Funds
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income                   327,995                                   550,388

     Interest Income                     1,772    57,292                         769,925
     Net Gain (Loss) on Sales of
      Investments                       55,976                                   375,502
     Net Unrealized Gain (Loss)
      from increase (Decrease) in
      Market Value of Investments      164,734                                   323,454
                                     --------- ---------      ---------        ---------
                                       550,477    57,292              0        2,019,269
                                     ---------  --------      ---------        ---------
   Contributions:
     Employer                          481,633                      607          482,240
     Employees                         605,442                    4,475        3,225,842
                                     --------- ---------        -------       ----------
                                     1,087,075                    5,082        3,708,082
                                    ---------- ---------       --------       ----------
      Total Additions                1,637,552    57,292          5,082        5,727,351
                                    ---------- ---------       --------       ----------
   Deductions from Net Assets
    Attributed to:
     Distributions to
     participants                       68,395     7,213                         608,891
     Other Expenses                      1,233                                    36,922
                                     ---------   -------      ---------        ---------
      Total Deductions                  69,628     7,213              0          645,813
                                     ---------   -------       --------       ----------
   Transfers Between Plans             849,050   135,977                         180,201
                                     ---------  --------      ---------       ----------
   Net Assets Available for
   Benefits:
     Beginning of Year              $4,978,147  $436,888       $124,793      $24,232,063
                                    ----------  --------       --------      -----------
     End of Year                    $7,395,121  $622,944       $129,875      $29,493,802
                                    ==========  ========       ========      ===========

                                                                 Schedule III
                                                                  Page 2 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
    ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                            FUNDS FOR THE YEAR ENDED
                                DECEMBER 31, 1991

                                                                       Fixed Income Funds
                                                                       1988                     Strong Total
                                  Equity   Money Market   Growth    Guaranteed  Fixed Income       Return
                                   Fund        Fund        Fund        Fund         Fund            Fund
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income            157,774                                                               18,712
     Interest Income              2,947       42,405       6,110       3,923       693,400               450
     Net Gain (Loss) on Sales
      of Investments             80,345                  127,512                                     (55,047)
     Net Unrealized Gain from
      Increase in Market
      Value of Investments    1,013,093                  114,400                                     463,201
                              ---------     --------    --------    --------     ---------          --------
                              1,254,159       42,405     248,022       3,923       693,400           427,316
                              ---------    ---------   ---------     -------     ---------         ---------
   Contributions -
     Employer
     Employees                  737,110      149,905     292,298                   964,679           266,882
                               --------     --------    --------   ---------      --------          --------
                                737,110      149,905     292,298           0       964,679           266,882
                              ---------     --------   ---------    --------      --------         ---------
      Total Additions         1,991,269      192,310     540,320       3,923     1,658,079           694,198
                              ---------     --------   ---------    --------     ---------         ---------
   Deductions from Net Assets
    Attributed to:
     Distributions to
     Participants                81,947       10,953      25,628                   128,411             9,457
     Other Expenses              10,057        2,348          71         149        29,933               111
                               --------      -------     -------    --------     ---------          --------
      Total Deductions           92,004       13,301      25,699         149       158,344             9,568
                               --------      -------    --------   ---------     ---------          --------
   Transfers Between Plans     (338,080)    (179,129)  1,621,048  (3,425,461)    2,510,611          (440,021)
                             ----------    ---------   --------- -----------     ---------        ----------
   Net Assets Available for
   Benefits:
     Beginning of Year       $4,229,479     $611,087          $0  $3,421,687    $4,419,107        $1,480,873
                             ----------     --------   ---------  ----------    ----------        ----------
     End of Year             $5,790,664     $610,967  $2,135,669          $0    $8,429,453        $1,725,482
                             ==========     ========  ==========   =========    ==========        ==========


                               WPL Holdings,
                                Inc. Common       Loan       Unallocated    Total All
                                Stock Fund        Fund           Fund         Funds
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income              224,121                                    400,607
     Interest Income                2,250         39,913                     791,398
     Net Gain (Loss) on Sales
      of Investments               25,351                                    178,161
     Net Unrealized Gain from
      Increase in Market
      Value of Investments      1,103,880                                  2,694,574
                               ----------      ---------      --------     ---------
                                1,355,602         39,913             0     4,064,740
                               ----------        -------      --------     ---------
   Contributions -
     Employer                     435,739                         (103)      435,636
     Employees                    387,961                        3,349     2,802,184
                                 --------       --------      --------     ---------
                                  823,700                        3,246     3,237,820
                                ---------      ---------      --------     ---------
      Total Additions           2,179,302         39,913         3,246     7,302,560
                               ----------       --------      --------     ---------
   Deductions from Net
   Assets
    Attributed to:
     Distributions to
     Participants                  46,655         27,712                     330,763
     Other Expenses                   303                                     42,972
                                 --------       --------     ---------      --------
      Total Deductions             46,958         27,712             0       373,735
                                ---------       --------     ---------     ---------
   Transfers Between Plans        320,487        138,867                     208,322
   Net Assets Available for
   Benefits:
     Beginning of Year         $2,525,316       $285,820      $121,547   $17,094,916
                               ----------       --------      --------   -----------
     End of Year               $4,978,147       $436,888      $124,793   $24,232,063
                               ==========       ========      ========   ===========


                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN B

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1992 AND 1991

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan B:

   We have audited the accompanying statements of net assets available for benefits of the WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN B (the "Plan") as of December 31, 1992 and 1991, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1992 and 1991, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules referred to in the accompanying index are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN & CO.

   Milwaukee, Wisconsin,
   April 23, 1993.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                         As of December 31,
                                                         1992          1991

                      ASSETS

   Investments, at market value (Notes 2 & 3):

    Mellon Capital Management Stock Index Fund--
      16,298 and 16,109 shares (cost $4,362,176
      and $4,034,766), respectively                  $ 6,047,014    $ 5,551,580
    Strong Total Return Fund--47,898 shares
        (cost $885,179)                                    ---          969,464
    WPL Holdings, Inc. Common Stock--162,671 and
      97,366 shares (cost $4,685,614 and $2,472,382),
      respectively                                     5,510,478      3,188,748
    Fidelity Growth Company Fund--86,962 and
      63,918 shares (cost $2,246,806 and
      $1,633,119), respectively                        2,403,635      1,731,545

    Fidelity Balanced Fund--73,760 shares
      (cost $910,098)                                    906,512        ---
    Corporate obligations--(cost $832,535)               840,540        ---
    Pooled Fixed Income Fund, at cost                  8,075,184      8,426,096
    Marshall Money Market Fund, at cost                  791,147        ---
    M&I Employee Benefit Money Market Fund, at cost      ---            694,000
                                                     -----------    -----------

      Total Investments                               24,574,510     20,561,433
                                                     -----------    -----------
   Loans to Participants                                 536,951        442,729
                                                     -----------    -----------

   Receivables:

    Employees' Contribution                              137,827        ---
    Interest                                              31,685         51,739
                                                     -----------    -----------
      Total Receivables                                  169,512         51,739
                                                     -----------    -----------
   Cash                                                   61,538         44,202
                                                     -----------    -----------

   Net Assets Available for Benefits                 $25,342,511    $21,100,103
                                                     ===========    ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS




                                                       Year Ended December 31,
                                                        1992           1991

   Additions to Net Assets Attributed to:

    Investment Income -

      Dividend Income                                    413,013        291,525
      Interest Income                                    758,898        796,957
      Net Gain on Sales of Investments                   318,987        147,311
      Net Unrealized Gain from Increase
       in Market Value of Investments                    254,086      2,011,881
                                                     -----------    -----------
                                                       1,744,984      3,247,674
    Contributions from Participants                    3,530,067      3,040,771
                                                     -----------    -----------
        Total Additions                                5,275,051      6,288,445
                                                     -----------    -----------

   Deductions from Net Assets Attributed to:

    Distributions to Participants                        811,988        366,239
    Other Expenses                                        40,454         36,288
                                                     -----------    -----------
        Total Deductions                                 852,442        402,527
                                                     -----------    -----------
   Transfers Between Plans                              (180,201)      (208,322)
                                                     -----------    -----------

   Net Assets Available for Benefits:

    Beginning of Year                                 21,100,103     15,422,507
                                                     -----------    -----------
    End of Year                                      $25,342,511    $21,100,103
                                                     ===========    ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1992 AND 1991

   Note 1.  Description of the Plan

            On July 1, 1984, Wisconsin Power and Light Company (the "Company") implemented a voluntary Employees' Long Range Savings and Investment Plan B (the "Plan") for the benefit of eligible hourly employees. Effective January 1, 1991, the Company changed the Plan's name to the Employees' Retirement Savings Plan B. The Plan is a qualified Plan under Section 401(k) of the Internal Revenue Code of 1954 (the "Code"), as amended, and meets the applicable requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Information regarding Plan benefits is provided in the Prospectus relating to the Retirement Savings Plan and the summary plan description which has been made available to all eligible Plan participants.

            The Plan is administered by the Pension and Employee Benefits Committee (the "Committee") of the Company.

            Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $8,728 for 1992) and have such amounts contributed by the Company to an account maintained for the employee.

            Employee contributions are made to a fund (the "Trust Fund") administered by the Trustee, Marshall & Ilsley Trust Company ("M&I"). Funds are invested by the Trustee according to the investment options selected by the participants.

            Active hourly employees of the Company who work at least half-time or work at least 1,000 hours are eligible to participate in the Plan after attainment of age 18.

            Each participant's account is fully vested and nonforfeitable, except to the extent that provisions of the Internal Revenue Code may prohibit the return of excess contributions in certain limited circumstances.

            The Plan was amended in September 1992 to incorporate repayment procedures for employees who are unable to repay existing loans.

            The Company also maintains a savings and investment plan for salaried employees called the Employees' Retirement Savings Plan A. The Plan assets (and related earnings) are administered separately.

   Note 2.  Summary of Accounting Policies

        Basis of Accounting

               The financial statements have been prepared on the accrual basis of accounting.

        Reclassifications

            Certain reclassifications have been made to the 1991 financial statements to conform with the 1992 presentation.

        Valuation of Investments

            The guaranteed investment contracts (Pooled Fixed Income Fund) and money market fund are stated at cost, which approximates market. All other Plan investments are carried at market value as of the statement date with unrealized gains and losses for the year being reported on the Statements of Changes in Net Assets Available for Benefits (see Note 3).

        Expenses

            Investment management fees are paid from investment earnings prior to crediting earnings to the individual participants' account balances. Other Plan administrative expenses are absorbed by the Company.

   Note 3.  Investment Options

            The participants' deposits are invested by the Trustee in one or more investment funds (Money Market Fund, Equity Fund, Strong Total Return Fund, Fixed Income Fund, Growth Fund, Balanced Fund and WPL Holdings, Inc. Common Stock Fund) as selected by the participant. Effective December 1, 1992, the Strong Total Return Fund was discontinued as an investment option. As of December 31, 1992 the remaining investment funds are administered by four investment managers, M&I Investment Management Corporation, Mellon Capital Management Corporation, LaSalle National Trust, N.A. and Fidelity Management & Research.

            The Plan provides for the following investment options:

            Money Market Fund. M&I Investment Management Corporation administers the Money Market Fund. This fund is invested primarily in high quality short-term money market instruments such as bank certificates of deposit, commercial paper, United States Government securities and other similar securities. Such investments may be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund has been invested in various money market funds and is currently invested primarily in the Marshall Money Market Fund.

            Equity Fund. Mellon Capital Management Corporation manages the Equity Fund. This fund is invested primarily in common stocks and other equity securities of corporations. Such investments may be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund is currently invested in units in the Mellon Capital Management Stock Index Fund.

            Fixed Income Fund. LaSalle National Trust, N.A. administers the Fixed Income Fund. The fund is invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments are combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investment options other than the Money Market Fund may be made during the enrollment periods.

            Growth Fund. As of June 1, 1991, this fund is invested in the Fidelity Growth Company Fund managed by Fidelity Management & Research. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

            Balanced Fund. Fidelity Management and Research administers this fund using the Fidelity Balanced mutual fund. The Balanced Fund is invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

            WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund is invested in WPL Holdings, Inc. common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund shall be periodically reinvested by the Trustee in common stock of WPL Holdings, Inc.

            In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right (right) on each outstanding share of WPL Holdings, Inc. common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

            Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                          1992       1991
               Loan Proceeds            $201,916   $226,095
               Loan Repayments          (152,347)  (112,823)
               Transfers between Plans     1,100    (20,180)
                                        --------   --------
                 Net transfers          $ 50,669   $ 93,092
                                        ========   ========

        There are restrictions as to the amounts and number of loans. The interest rate will be determined by the Committee. Loans and interest must be repaid in equal installments in accordance with rules established by the Committee.

            Unallocated Fund. Employee contributions are forwarded to the Trustee and invested in an Unallocated Fund until allocated to the participants' elected investment funds. The balance in the Unallocated Fund at any point in time, therefore, represents participant contributions not yet allocated. Funds forwarded to the Unallocated Fund are invested in M&I Employee Benefit Money Market Fund.

            For allocation of net realized and unrealized gains and losses on investments by investment type, refer to Schedule III.

   Note 4.  Withdrawals

            Distributions from a participant's account balance will be made to the participant upon retirement, termination of employment, death or disability or upon request due to special "hardship"

        circumstances. "Hardship" distributions are paid in a lump sum payment. Termination distributions shall be made in a lump sum within 45 days after the valuation date immediately following the termination date unless the value of a participant's account exceeds $3,500; in such case, distributions will be deferred and will be made or commence within 45 days after the valuation date following the date on which the participant reaches age 65, unless the participant elects to receive the distribution as of an earlier date. Other distributions will be made in a lump sum or in annual installments for up to a ten year period. The unpaid portion of all loans made to the participant, including accrued interest, will be deducted from the amount of the participant account to be distributed.

   Note 5.  Transfers and Terminations

            The Plan allows a participant to either change or terminate investment options for prior and/or future Plan contributions quarterly on each March 1, June 1, September 1 and December 1 by submitting a request to the Trustee. In the event a participant transfers from an hourly position to a salaried position and was eligible and participating in Plan B, the participant is eligible to transfer to Plan A (salaried plan) immediately. In the event a participant transfers to employment within the Company or affiliated companies so that the participant is no longer an eligible employee, the participant is not permitted to make deferred cash elections.

   Note 6.  Tax Status

            The Plan has obtained a determination letter from the Internal Revenue Service dated October 6, 1989, approving the Plan as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letter will be included in the Company's next filing. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

   Note 8.  Related Party Transactions

            As described previously (see Note 3), the Plan maintains investments in WPL Holdings, Inc. common stock and in the M&I Money Market Fund. These transactions are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

                                                                   Schedule I

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                     INVESTMENTS - POOLED FIXED INCOME FUND
                        AS OF DECEMBER 31, 1992 AND 1991



                                                 Number
                                                 of Units   1992         1991

     LaSalle National Trust, N.A. - Pooled
       Trust Fund for Employee Benefit Plans
       Income Plus Fund                          1          $1,715,498   $--

       New York Life Insurance Co - 8.75%,
           due 12/31/91                          1           --           1,192,260

       New York Life Insurance Co.:
         1991 Selection Fund H9, 8.45%,
           due 12/31/93                          1           1,286,552    1,189,641

       CNA:
         1991 Selection Fund F4, 9.07%,
           due 12/31/94 through 12/31/96         1           1,446,147    1,326,601

       Metropolitan Life Insurance Company:
         1991 Selection Fund FF6, 7.48%,
           due 6/30/93 through 6/30/95           1           1,116,843    1,038,578

       Provident National Assurance Company:
         1990 Selection Fund K-1, 8.56%,
           due 12/31/91 through 12/21/93         1             410,284    1,199,926

       Allstate Life Insurance Company:
         1990 Selection Fund M-2, 8.55%
           due 7/1/92 and 12/31/94               1             586,868    1,081,170

       Principal Mutual Life Insurance Company:
         1991 Selection Fund X4, 7.57%
           due 9/30/93                           1             583,040      542,152
         1990 Selection Fund 03A, 8.30%
           due 6/30/93 and 6/30/94               1             532,843      492,210
         1990 Selection Fund HH1, 9.00%
           due 6/30/95                           1             397,109      363,558

       Total                                                 8,075,184    8,426,096

                                                                  Schedule II
                                                                  Page 1 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
          ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                             AS OF DECEMBER 31, 1992



                                                                                                               Fixed
                                     Shares or                                                                Income
                                     Principal     Equity     Money Market       Growth        Balanced         Fund
                                       Amount       Fund          Fund            Fund           Fund
        Assets
   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund                         16,298   $6,047,014
     WPL Holdings, Inc. Common Stock    162,671
     Fidelity Growth Company Fund        86,962                                   2,403,635
     Fidelity Balanced Fund              73,760                                                    906,512
     Corporate Obligations              787,391                                                                 840,540
     Pooled Fixed Income Funds                                                                                8,075,184
     Marshall Money Market Fund         791,146       11,867         684,673          4,061         85,958        4,468
                                                   ---------         -------        -------       --------     --------
      Total Investments                            6,058,881         684,673      2,407,696        992,470    8,920,192
                                                   ---------         -------      ---------       --------    ---------
   Loans to Participants
                                                   ---------         -------      ---------       --------    ---------
   Receivables:
     Employee contribution
     Interest                                             96           1,930            102             72       28,992
                                                   ---------         -------      ---------       --------    ---------
      Total Receivables                                   96           1,930            102             72       28,992
                                                   ---------         -------      ---------       --------    ---------
   Cash                                               61,548

                                                   ---------         -------      ---------       --------    ---------
   Net Assets Available for
   Benefits                                       $6,120,525        $686,603     $2,407,798       $992,542   $8,949,184
                                                  ==========        ========     ==========       ========   ==========


                                       Strong
                                        Total     WPL Holdings,
                                       Return      Inc. Common       Loan       Unallocated     Total All
                                        Fund        Stock Fund       Fund          Fund           Funds
     Assets
   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund                                                                                  $6,047,014
     WPL Holdings, Inc. Common Stock                    5,510,478                                  5,510,478
     Fidelity Growth Company Fund                                                                  2,403,635
     Fidelity Balanced Fund                                                                          906,512
     Corporate Obligations                                                                           840,540
     Pooled Fixed Income Funds                                                                     8,075,184
     Marshall Money Market Fund                               120                                    791,147
                                       --------          --------   --------        ---------      ---------
      Total Investments                       0         5,510,598          0                0     24,574,510
                                       --------          --------   --------        ---------      ---------
   Loans to Participants                                             536,951                         536,951
                                       --------          --------   --------        ---------      ---------
   Receivables:
     Employee contribution                                                            137,827        137,827
     Interest                                                 493                                     31,685
                                       --------          --------   --------        ---------      ---------
      Total Receivables                       0               493          0          137,827        169,512
                                       --------          --------   --------        ---------      ---------
   Cash                                     (10)                                                      61,538
                                       --------          --------   --------        ---------      ---------
   Net Assets Available for
   Benefits                                ($10)       $5,511,091   $536,951         $137,827    $25,342,511
                                       =========       ==========   ========         ========    ===========


                                                                  Schedule II
                                                                  Page 2 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
          ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                             AS OF DECEMBER 31, 1991


                                                                                              Fixed Income Funds
                                    Shares or                                                1988
                                    Principal      Equity     Money Market    Growth      Guaranteed    Fixed Income
                                      Amount        Fund          Fund         Fund          Fund           Fund
      ASSETS
   Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                   16,109    $5,551,580
     Strong Total Return Fund            47,898
     WPL Holdings, Inc. Common
      Stock                              97,366
     Fidelity Growth Company Fund        63,918                                1,731,545
     Deposits with Insurance
      Companies                                                                                              8,426,096
     M&I Employee Benefit Money
      Market Fund                       694,000         3,200      650,900         4,400                         1,800
                                                   ----------      -------    ----------  -----------       ----------
      Total Investments                             5,554,780      650,900     1,735,945            0        8,427,896
                                                   ----------      -------    ----------  -----------       ----------
   Loans to Participants
   Interest                                               136        3,012            26                        48,468
   Cash                                                30,013           47            20                        14,115
                                                   ----------      -------    ----------  -----------       ----------
   Net Assets Available for
   Benefits                                        $5,584,929     $653,959    $1,735,991           $0       $8,490,479
                                                   ==========     ========    ==========   ==========       ==========


                                       Strong Total   WPL Holdings, Inc.
                                          Return            Common             Loan         Unallocated       Total All
                                           Fund           Stock Fund           Fund             Fund            Funds
      ASSETS
   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund                                                                                                 $5,551,580
     Strong Total Return Fund                 969,464                                                               969,464

     WPL Holdings, Inc. Common Stock                           3,188,748                                          3,188,748
     Fidelity Growth Company Fund                                                                                 1,731,545
     Deposits with Insurance
      Companies                                                                                                   8,426,096
     M&I Employee Benefit Money
      Market Fund                              12,300             21,400                                            694,000
                                           ----------         ----------      ----------       -----------      -----------
      Total Investments                       981,764          3,210,148               0                 0       20,561,433
                                            ---------          ---------       ---------        ----------       ----------
   Loans to Participants                                                         442,729                            442,729
   Interest                                         8                 89                                             51,739
   Cash                                             2                  5                                             44,202
                                            ---------       ------------      ----------       -----------      -----------
   Net Assets Available for Benefits         $981,774         $3,210,242        $442,729                $0      $21,100,103
                                             ========         ==========        ========        ==========      ===========


                                                                 Schedule III
                                                                  Page 1 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
    ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                            FUNDS FOR THE YEAR ENDED
                                DECEMBER 31, 1992


                                       Equity      Money Market       Growth       Balanced       Fixed Income
                                        Fund           Fund            Fund          Fund             Fund
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income                  174,438                           7,116          7,312
     Interest Income                    1,537           25,082            699             71           675,136
     Net Gain (Loss) on Sales of
      Investments                     101,119                         112,963          2,786            (1,183)
     Net Unrealized Gain (Loss)
      from Increase (Decrease) in
      Market Value of Investments     168,024                          58,404         (3,586)            8,006
                                   ----------       ----------     ----------      ---------        ----------
                                      445,118           25,082        179,182          6,583           681,959

                                   ----------       ----------     ----------      ---------        ----------
     Contributions                    796,046           95,120        654,249         20,365           931,511
                                   ----------       ----------     ----------      ---------        ----------
    TOTAL                           1,241,164          120,202        833,431         26,948         1,613,470
                                   ----------       ----------     ----------      ---------        ----------
   Deductions from Net Assets
    Attributed to:
     Distributions to participants    111,540            4,007         32,817                          516,587
     Other Expenses                    10,743            1,930            399                           20,134
                                   ----------       ----------     ----------      ---------        ----------
    TOTAL                             122,283            5,937         33,216              0           536,721
                                   ----------       ----------     ----------      ---------        ----------
   Transfers Between Plans           (583,285)         (81,621)      (128,408)       965,594          (618,044)
                                   ----------       ----------     ----------      ---------        ----------
   Net Assets Available for
   Benefits:
     Beginning of Year             $5,584,929         $653,959     $1,735,991             $0        $8,490,479
                                   ----------       ----------     ----------      ---------        ----------
     End of Year                   $6,120,525         $686,603     $2,407,798       $992,542        $8,949,184
                                   ==========         ========     ==========       ========        ==========


                                    Strong Total     WPL Holdings, Inc.
                                       Return              Common                       Unallocated     Total All
                                        Fund             Stock Fund       Loan Fund         Fund          Funds
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income                       5,531              218,616                                     413,013
     Interest Income                         241                1,390      54,742                         758,898
     Net Gain (Loss) on Sales of
      Investments                         62,892               40,410                                     318,987
     Net Unrealized Gain (Loss)
      from Increase (Decrease)
      in Market Value of
      Investments                        (84,285)             107,523                                     254,086
                                      ----------           ---------- -----------     ------------     ----------
                                         (15,621)             367,939      54,742                0      1,744,984
                                      ----------           ---------- -----------     ------------     ----------
     Contributions                       186,704              708,245                      137,827      3,530,067
                                      ----------           ---------- -----------     ------------     ----------
    TOTAL                                171,083            1,076,184      54,742          137,827      5,275,051
                                      ----------           ---------- -----------     ------------     ----------

   Deductions from Net Assets
    Attributed to:
     Distributions to
     participants                         26,862              108,986      11,189                         811,988
     Other Expenses                          877                6,371                                      40,454
                                      ----------           ---------- -----------     ------------     ----------
    TOTAL                                 27,739              115,357      11,189                0        852,442
                                      ----------           ---------- -----------     ------------     ----------
   Transfers Between Plans            (1,125,128)           1,340,022      50,669                        (180,201)
                                      ----------           ---------- -----------     ------------     ----------
   Net Assets Available for
   Benefits:
     Beginning of Year                  $981,774           $3,210,242    $442,729               $0    $21,100,103
                                      ----------           ---------- -----------     ------------     ----------
     End of Year                            ($10)          $5,511,091    $536,951         $137,827    $25,342,511
                                    ============           ==========    ========         ========    ===========


                                                                 Schedule III
                                                                  Page 2 of 2

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
    ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                            FUNDS FOR THE YEAR ENDED
                                DECEMBER 31, 1991



                                                                                             Fixed Income Funds
                                         Equity        Money Market       Growth     1988 Guaranteed    Fixed Income
                                         Fund              Fund            Fund           Fund              Fund
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income                      149,565
     Interest Income                        2,999           49,968          4,858            3,528           691,241
     Net Gain on Sales of
      Investments                          58,289                         101,075

     Net Unrealized Gain from
      Increase in Market Value of
      Investments                         996,519                          98,425
                                        ---------       ----------     ----------      -----------        ----------
                                        1,207,372           49,968        204,358            3,528           691,241
                                        ---------       ----------     ----------      -----------        ----------
     Contributions                        778,874          138,883        284,526                          1,228,331
                                        ---------       ----------     ----------      -----------        ----------
      Total Additions                   1,986,246          188,851        488,884            3,528         1,919,572
                                        ---------       ----------     ----------      -----------        ----------
   Deductions from Net Assets
    Attributed to:
     Distributions to Participants         75,943           27,484            353                            243,478
     Other Expenses                         5,354            2,489             37              137            27,835
                                        ---------       ----------     ----------      -----------        ----------
      Total Deductions                     81,297           29,973            390              137           271,313
                                        ---------       ----------     ----------      -----------        ----------
   Transfers Between Plans               (530,260)        (194,509)     1,247,497       (3,089,889)        2,129,995
                                        ---------       ----------     ----------      -----------        ----------
   Net Assets Available for
   Benefits:
     Beginning of Year                 $4,210,240         $689,590             $0       $3,086,498        $4,712,225
                                        ---------       ----------     ----------      -----------        ----------
     End of Year                       $5,584,929         $653,959     $1,735,991               $0        $8,490,479
                                       ==========         ========     ==========     ============        ==========




                                                     WPL Holdings,
                               Strong Total Return    Inc. Common                    Unallocated     Total All
                                       Fund            Stock Fund      Loan Fund        Fund           Funds
   Additions to Net Assets
   Attributed to:
   Investment Income -
     Dividend Income                     10,515           131,445                                      291,525
     Interest Income                        338             1,390       42,635                         796,957
     Net Gain on Sales of
      Investments                       (52,135)           40,082                                      147,311
     Net Unrealized Gain from
      Increase in Market Value
      of Investments                    281,172           635,765                                    2,011,881
                                      ---------        ----------  -----------       ----------      ---------
                                        239,890           808,682       42,635                0      3,247,674

                                      ---------        ----------  -----------       ----------      ---------
     Contributions                      189,573           420,584                                    3,040,771
                                      ---------        ----------  -----------       ----------      ---------
      Total Additions                   429,463         1,229,266       42,635                0      6,288,445
                                      ---------        ----------  -----------       ----------      ---------
   Deductions from Net Assets
    Attributed to:
     Distributions to
     Participants                         3,071            15,910                                      366,239
     Other Expenses                         133               303                                       36,288
                                      ---------        ----------  -----------       ----------      ---------
      Total Deductions                    3,204            16,213            0                0        402,527
                                      ---------        ----------  -----------       ----------      ---------
   Transfers Between Plans             (368,760)          504,512       93,092                        (208,322)
                                      ---------        ----------  -----------       ----------      ---------
   Net Assets Available for
   Benefits:
     Beginning of Year                $ 924,275        $1,492,677     $307,002               $0    $15,422,507
                                      ---------        ----------  -----------       ----------      ---------
     End of Year                      $ 981,774        $3,210,242     $442,729               $0    $21,100,103
                                      =========        ==========     ========        =========    ===========


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.



                              WPL HOLDINGS, INC.
                              (Registrant)



   Date:  February 7, 1994    /s/ Edward M. Gleason
                              Edward M. Gleason
                              Vice President, Treasurer and Corporate
                               Secretary

                               WPL HOLDINGS, INC.

                          EXHIBIT INDEX TO FORM 10-K/A
                 (Listing Additional Exhibits to its Form 10-K)


                 Exhibit                                                 Page

   23A Consent of Independent Public Accountants (regarding the Wisconsin Power and Light Company Employee Stock Ownership Plan) the Wisconsin Power and Light Company Employees' Retirement Savings Plan A and Plan B)