Form 10-K
period 1993-12-31
WPL HOLDINGS INC
filed 1994-02-28
CIK 352541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-K

       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
            For the fiscal year ended   December 31, 1993

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
            For the transition period from __________ to __________

   Commission file number  1-9894

                              WPL HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

            Wisconsin                                        39-1380265
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

     222 West Washington Avenue, Madison, Wisconsin                53703
        (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code          (608) 252-3311

   Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                             which registered

   Common Stock (Par Value $.01 Per Share)          New York Stock Exchange

   Common Stock Purchase Rights                     New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

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

               The aggregate market value of the voting stock held by nonaffiliates of the registrant: $943,671,837 based upon the closing price as of January 31, 1993 of Common Stock, $.01 par value, on the New York Stock Exchange as reported in the Wall Street Journal.

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at January 31, 1994

   Common Stock, $.01 par value                         30,441,027 shares

   Documents incorporated by reference:

               Portions of the Company's 1994 Proxy Statement relating to its 1994 Annual Meeting of Shareowners (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III hereof.

                               WPL HOLDINGS, INC.
                                    FORM 10-K
                                December 31, 1993

                                TABLE OF CONTENTS




   Part I.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . .

                  Properties   . . . . . . . . . . . . . . . . . . . . . .

                  Legal Proceedings  . . . . . . . . . . . . . . . . . . .

                  Executive Officers   . . . . . . . . . . . . . . . . . .

   Part II. Financial Information  . . . . . . . . . . . . . . . . . . . .

   Part III.   Directors and Executive Officers
                   Information  . . . . . . . . . . . . . . . . . . . . .

   Part IV. Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . .

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   Report of Independent Public Accountants on Scheduless  . . . . . . . .

                                     PART I
   ITEM 1.  BUSINESS

            WPL Holdings, Inc. (herein sometimes referred to as the "company") was incorporated under the laws of the State of Wisconsin on April 22, 1981 and operates as a holding company with both utility and nonregulated businesses. It is the parent company of a public utility, Wisconsin Power and Light Company (WP&L) and its related subsidiaries, and of Heartland Development Corporation ("HDC"), the parent corporation for the company's nonregulated businesses.

                                      WP&L

            WP&L incorporated in Wisconsin on February 21, 1917, as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. It also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of the WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. WP&L does not derive a material portion of its revenues from any one customer.

            WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company ("South Beloit"), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908.

            WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

   Regulation

            The company and WP&L are subject to regulation by the Public Service Commission of Wisconsin ("PSCW") as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. South Beloit is subject to regulation by the Illinois Commerce Commission ("ICC") for similar items. The Federal Energy Regulatory Commission ("FERC") has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L and in certain other respects. Certain of WP&L's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. The company is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

            An anticipated change in the regulatory environment is the movement towards the deregulation of certain aspects of utility operations. WP&L is in the process of evaluating the impacts of such deregulation.

            With respect to environmental matters, the United States Environmental Protection Agency administers certain federal statutes; others are delegated to the Wisconsin Department of Natural Resources ("DNR"). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

            WP&L is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to the Kewaunee nuclear plant and to the jurisdiction of the United States Department of Energy ("DOE") with respect to the disposal of nuclear fuel and other radioactive wastes from the Kewaunee Nuclear Power Plant ("Kewaunee").

   Employees

            At year-end 1993, WP&L employed 2,673 persons, of whom 2,136 were considered electric utility employees, 387 were considered gas utility employees and 150 were considered other utility employees. WP&L has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1996. The contract covers 1,742 of WP&L's employees.

   ELECTRIC OPERATIONS:

   General

            The company, through WP&L provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1993, the company provided retail electric service to approximately 360,000 customers in 609 cities, villages and towns, and wholesale service to 25 municipal utilities, 1 privately owned utility, three rural electric cooperatives and to Wisconsin Public Power, Inc. System, which provides retail service to nine communities.

            WP&L owns 21,579 miles of electric transmission and distribution lines and 351 substations located adjacent to the communities served.

            WP&L's electric sales are seasonal to some extent with the yearly peak normally occurring in July or August. WP&L also experiences a smaller winter peak in December or January.


   Fuel

            In 1993, approximately 80 percent of WP&L's net kilowatthour generation of electricity was fueled by coal and 17 percent by nuclear fuel (provided by WP&L's 41 percent ownership interest in Kewaunee). The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

            WP&L anticipates that its average fuel costs will increase in the future, due to cost escalation provisions in existing coal and transportation contracts and increases in the costs of new coal contracts due to emission requirements under federal and state laws.

            The estimated coal requirements of WP&L's generating units (including jointly-owned facilities) for the years 1994 through 2013 total about 166 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 25 percent and 24 percent, respectively, of this estimated requirement. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy the requirements of approved environmental regulations.

   Nuclear

            Kewaunee is jointly owned by WP&L (41%), Wisconsin Public Service Corporation (41.2%) and Madison Gas & Electric Company (17.8%). Wisconsin Public Service Corporation is the operating partner. The plant began commercial operation in 1974.

            The supply of fuel for Kewaunee involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of the enriched uranium into usable fuel assemblies. The following narrative discusses the nuclear fuel supplies for Kewaunee which requires approximately 250,000 pounds of uranium concentrates per year. Additionally, WP&L and the other Kewaunee co-owners formed a limited partnership of subsidiaries in the mid-1970's to secure uranium reserves and maintain a long-term uranium concentrates supply capability.

             (a) Requirements for uranium are met through spot market purchases of uranium. In general a four-year supply of uranium is maintained.

             (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1993. Such conversion services will be purchased on the spot market in the future.

             (c) In 1993, enriched uranium was procured from COGEMA, Inc. pursuant to a contract last amended in 1991. The partnership is obligated to take delivery of additional enriched uranium contracted from COGEMA in 1993 and 1994. The partnership also purchased enriched uranium on the spot market in 1993. Enrichment services were purchased from the DOE under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The partnership is committed to take 70 percent of its annual requirements in 1994 and 1995, and in alternate years thereafter from the DOE.

             (d) Fuel fabrication requirements through 1995 are covered by contract. This contract contains an option to allow the partnership to extend the contract through 1998.

             (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. The prices for the foregoing are expected to increase.

            The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay approximately $15 million, in current dollars over a period of 15 years. WP&L's share amounts to an annual payment of approximately $410,000.

            The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are plugged with approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Currently, the equivalent of 10 percent of the tubes in the steam generators are plugged. WP&L and the other joint owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generators without replacement. WP&L and the joint owners intend to operate Kewaunee until at least 2013, the expiration of the present operating license. WP&L and the joint owners are also evaluating initiatives to improve the performance of Kewaunee. These initiatives include funding of the development of welded repair technology for steam generator tubes and numerous cost reduction measures such as the conversion from a 12-month to an 18-month fuel cycle. If the steam generators are not replaced, and excluding the possible affect of the aforementioned repair strategies, a gradual power reduction of approximately 1 percent per year may begin as soon as 1995.

            Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. WP&L's share of the decommissioning costs of this plant is estimated to be $149 million (in 1993 dollars) based on a site specific study, performed in 1992, using immediate dismantlement as the method of decommissioning. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. The market value of the investments in the funds established by WP&L at December 31, 1993 totaled $45.1 million.

            Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WP&L to accept, transport and dispose of spent nuclear fuel beginning not later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by the Kewaunee nuclear power plant. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

            Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. WP&L is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. It is expected that the larger capacity requirements for spent nuclear fuel storage will require a capital investment in the late 2000's.

            The Low-Level Radioactive Waste Policy Act of 1980 as amended in 1985 provides that states may enter into compacts to provide for regional low-level waste disposal facilities. The amended Act provides that after January 1, 1993, compact members may restrict the use of regional disposal facilities to waste generated within the region. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact which includes six Midwestern states and was ratified by Congress. A Midwest disposal facility is not expected to be operational until the late 1990's. Presently, the state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In the meantime, WP&L has access to an existing low level waste storage space to temporarily store low level waste generated.

   Recovery of Electric Fuel Costs

            WP&L does not automatically pass changes in electric fuel cost through to its Wisconsin retail electric customers. Instead, rates are based on estimated per unit fuel costs established during rate proceedings and are not subject to change by fuel cost fluctuations unless actual costs are outside specified limits. If actual fuel costs vary from the estimated costs by more than +10 percent in a month or by more than +3 percent for the test year to date, projected annual variances are then estimated. If the projected annual variance is more than +3 percent, rates are subject to hearings and increase or decrease by the PSCW.

            WP&L's wholesale rates and South Beloit's retail rates contain fuel adjustment clauses pursuant to which rates are adjusted monthly to reflect changes in the costs of fuel.

   Environmental Matters

            WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of approved environmental regulations of today. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes along with clean air legislation passed in 1990 by Congress, could affect the siting, construction and operating costs of both present and future generating units (see "Item 3. Legal Proceedings").

            Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the DNR, to which the permit program has been delegated. These permits must be periodically renewed. WP&L has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

            Air quality regulations promulgated by the DNR in accordance with Federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its fossil-fueled generating facilities. However, new permits will be required for all major facilities in Wisconsin beginning in 1994. The schedule for application of these new permits has been staggered by the DNR to accomodate staffing at the DNR. WP&L's Columbia Generating facility is required to submit a permit application on May 1, 1994. The remaining facilities will be addressed later in 1994 and early 1995.

            Pursuant to Wisconsin statutes 144.386(2), WP&L has submitted data and plans for 1993 sulfur dioxide emissions compliance. WP&L will make any necessary operational changes in fuel types and power plant dispatch to comply with the Plan.

            WP&L's compliance strategy for Wisconsin's 1993 sulfur dioxide law and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emissions monitoring systems at all of its coal fired boilers (Edgewater and Nelson Dewey facilities) in 1993 and will complete the installation of these monitors at the remaining facilities in 1994. No additional costs for compliance with these acid rain requirements are anticipated at this time.

            WP&L maintains licenses for all its ash disposal facilities and regularly reports to the DNR groundwater data and quantities of ash landfilled or reused. The landfills are operated according to a Plan of Operation approved by the DNR.

            WP&L's accumulated pollution abatement expenditures through December 31, 1993, totaled approximately $122 million. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WP&L's coal-fired generating stations and approximately
   $62 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1993 totaled approximately $6 million. Estimated pollution abatement expenditures total $.7 million through 1995. WP&L's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

            See "Electric Operations - Fuel" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.

                        CONSOLIDATED ELECTRIC STATISTICS
                        WISCONSIN POWER AND LIGHT COMPANY

                                                                          Year Ended December 31,
                                                       1993          1992         1991          1990          1989

   Area served (end of period):
     Population--retail (estimated)(a).........       818,000       807,000       799,000       777,000      772,000
     Cities, villages and towns served --retail           609           611           611           604          603
   Customers served (end of period):
     Residential and farm......................       316,870       310,702       304,825       302,942      295,163
     Industrial................................           714           727           679           635          649
     Commercial................................        42,884        42,287        41,190        40,358       39,487
     Wholesale.................................            32            30            31            31           32
     Class A...................................             7             9            10            10            6
     Other.....................................         1,236           950         1,173         1,147          922
                                                   ----------     ---------     ---------     ---------    ---------
       Total...................................       361,743       354,705       347,908       345,123      336,259
                                                   ==========     =========     =========     =========    =========
   Sales--kilowatt-hours (in thousands):
     Residential and farm......................     2,751,363     2,614,439     2,729,917     2,566,093    2,532,832

     Industrial................................     3,540,082     3,377,132     3,185,101     3,173,932    3,119,504
     Commercial................................     1,629,911     1,551,823     1,558,297     1,492,255    1,451,715
     Wholesale.................................     2,105,905     1,994,722     1,979,832     1,885,424    1,822,746
     Class A...................................       282,226       213,697       461,357       352,129      619,265
     Other.....................................        51,073        55,230        54,376        55,101       54,267
                                                   ----------     ---------     ---------     ---------    ---------
       Total...................................    10,360,560     9,807,043     9,968,880     9,524,934    9,600,329
                                                   ==========     =========     =========     =========    =========
   Electric operating revenues (in thousands):
     Residential and farm......................     $ 184,176     $ 171,887     $ 179,751     $ 170,875    $ 168,787
     Industrial................................       132,903       128,467       124,212       124,972      123,861
     Commercial................................        95,977        91,707        92,628        89,618       87,165
     Wholesale.................................        69,757        67,326        68,154        65,983       64,091
     Class A...................................         9,198        10,159        14,677         9,784       12,632
     Other.....................................        11,176         8,189         9,130         9,587        6,539
                                                    ---------     ---------     ---------     ---------    ---------
       Total...................................     $ 503,187     $ 477,735     $ 488,552     $ 470,819    $ 463,075
                                                    =========     =========     =========     =========    =========
   Percent of generation by fuel type:
     Coal......................................         80.3%         79.8%         81.1%         79.6%        79.2%
     Nuclear...................................         16.5          17.4          15.7          17.6         18.5
     Hydroelectric.............................          2.9           2.6           2.6           2.5          1.9
     Natural gas...............................           .2            .1            .5            .2           .3
     Oil.......................................           .1            .1            .1            .1           .1
                                                       -----         -----         -----         -----        -----
       Total...................................        100.0%        100.0%        100.0%        100.0%       100.0%
                                                       =====         =====         =====         =====        =====
   System capacity--at time of system peak:
      (kWh's)
     Company plants (including jointly owned)
       jointly owned)..........................     2,019,000     1,934,000     1,932,000     1,936,000    1,915,000
     Firm purchased (sold) power...............        83,000       110,000        70,000       (55,000)      83,000
                                                    ---------     ---------     ---------     ---------    ---------
       Total...................................     2,102,000     2,044,000     2,002,000     1,881,000    1,998,000
     System peak demand........................     1,971,000     1,782,000     1,863,000     1,798,000    1,777,000
                                                    ---------     ---------     ---------     ---------    ---------
     Reserve margin at time of peak............       131,000       262,000       139,000        83,000      221,000
                                                    =========     =========     =========     =========    =========
   Fuel cost per kilowatt-hour (cents).........         1.349         1.365         1.392         1.419        1.562
   Cost per million BTU (all fuels) (cents)....        128.69        130.80        132.70        134.86       148.71
   BTU per kilowatthour generated (heat rate)..        10,483        10,438        10,493        10,519       10,506
   Average annual electric bill per
     residential and farm customer.............     $     587     $     558     $     594       $   573      $   577
   Average annual kilowatt-hour use per
     residential and farm customer.............         8,772         8,492         9,015         8,603        8,655

   (a)    The estimated population for towns served jointly with other electric utilities has been based upon a ratio of 2.5 population per retail electric customer.


   GAS OPERATIONS:

   General

            As of December 31, 1993, the company, through its subsidiary WP&L, provided retail natural gas service to approximately
   136,000 customers in 217 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois.

            WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season.

            In 1993, WP&L purchased significant volumes of lower cost gas directly from producers and marketers and transported those volumes over its two major pipeline supplier's systems. This replaced higher cost gas historically purchased directly from the major pipeline systems. WP&L transported gas for 85 end users at year-end 1993.

   Gas Supplies

            In 1992 the FERC issued Order No. 636 and 636-A which requires interstate pipelines to restructure their services. Under these orders, existing pipeline sales service would be "unbundled" such that gas supplies would be sold separately from interstate transportation services. Both of the interstate pipelines which serve WP&L, ANR Pipeline and Northern Natural Pipeline, completed their transition to unbundled services as mandated by the FERC in its Order 636 during 1993. As a result, WP&L now contracts with these two parties for various unbundled services such as firm and interruptible transportation, firm and interruptible storage service and "no-notice" service. WP&L has benefited from enhanced access to competitively priced gas supplies, and from more flexible transportation services. Pipelines are, however, seeking to recover from their customers certain transition costs associated with restructuring. Any such recovery is subject to prudence hearings at the FERC and state regulatory commissions.

            With the pipelines exiting their historic role of selling gas to WP&L, the utility has increased its contracting activity with producers and marketers of natural gas correspondingly. WP&L's portfolio of gas supply contracts are designed to meet the needs of gas customers and extend from one month to 10 years in term.

            The most significant change in WP&L's mix of gas contracts for 1993 are: 1) a significant increase in the volume of Canadian gas contracted for, and 2) a large increase in firm storage service from the pipelines.

            The new Canadian contract commitments represent WP&L's successful negotiations to minimize the "transition costs" of moving to the unbundled, post-Order 636 environment. In mid 1993, WP&L was faced with the decision of whether to negotiate with the Canadians to reform the terms of long-term contracts which were in place with the two pipelines and assume the contracts on the renegotiated terms, or pay the pipelines to buy out of these contract commitments with the Canadians. WP&L opted for the latter approach at an estimated savings of over $16 million to WP&L's customers. In 1993, WP&L increased its peak-day entitlements on ANR pipeline by 16,000 dekatherms per day reflecting the need for additional firm capacity in order to meet the load growth of firm customers.

            WP&L maintains gas storage agreements with ANR Pipeline and a third party storage service provider. The storage agreements allow WP&L to purchase a portion of its gas supply between April and October, when natural gas costs usually are lower. The less expensive gas is stored in the storage fields and is withdrawn between November and March when gas costs typically are higher. The agreements have terms extending through March 31, 1995 and March 31, 1997.

            WP&L's current portfolio of contracts is as follows:

                                         ANR Pipeline

   Contract year                        1989-90      1990-91      1991-92     1992-93    1993-94
   Maximum daily entitlement:
       (000 Dt per day)
               Contract demand           120.0         81.5         81.5        81.5          0
               Firm transportation        25.5         25.9         25.9        25.9       80.0
               Firm storage                -           40.1         40.1        40.1       83.5
                                        ------       ------       ------      ------     ------
   Total                                 145.5        147.5        147.5       147.5      163.5
                                        ======       ======       ======      ======     ======

   Maximum annual entitlement
    (000 Dt)                            11,400       11,680       11,680         N/A        N/A

                                         Northern Natural Pipeline

   Contract year                        1989-90      1990-91      1991-92     1992-93    1993-94
                                                                    (a)         (a)
   Maximum daily entitlement:
        (000 Dt per day)
               Contract demand            19.9         19.9         16.9         --        --
               Firm transportation        13.7         13.7         26.5        53.6       53.6
               Firm storage                -            -            2.2         1.5        8.5
               "Unbundled" sales           -            -            -          16.9        1.4
                                        ------       ------       ------      ------     ------
   Total                                  33.6         33.6         45.6        53.6       53.6
                                        ======       ======       ======      ======     ======

   Maximum annual entitlement
    (000 Dt)                             5,815        5,815          N/A         N/A        N/A

   (a)    Total no longer equals sum of components.  Currently, Northern Natural requires that WP&L hold firm transportation equal to its total peak-day requirements.  Firm storage, "unbundled" sales from Northern Natural, and third party gas supply (not shown) are all eligible gas sources to be moved to WP&L's city gates via this firm transportation.
          Contract demand services from Northern Natural in its previous form, has been eliminated.

            The future cost of natural gas is expected to be market sensitive. WP&L's rate schedules applicable to all retail gas customers provide for adjustments of its rates, upon notice by WP&L to the PSCW, to reflect all increases or decreases in the cost of gas purchased for resale. Increases or decreases in such costs are reflected automatically by adjustments to customers' bills commencing with meters read following the effective date of any changes in such costs.

            One of the biggest changes which WP&L faces in the post-Order 636 environment is dealing with the heightened emphasis placed upon daily balancing of the economic utilization of WP&L's two pipelines.

            As the natural gas market continues to evolve, WP&L continuously evaluates products and services provided by pipelines and gas suppliers to meet the changing needs of its firm and interruptible gas customers.

   Environmental Matters

   Manufactured Gas Plant Sites. Historically, WP&L has owned 11 properties that have been associated with the production of manufactured gas. Currently, WP&L owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WP&L initiated investigation of these manufactured gas plant sites. The Wisconsin Department of Natural Resources ("DNR") has been involved in reviewing preliminary investigation plans and has received reports regarding these investigations. Based on the results of WP&L's preliminary investigations, WP&L recorded an estimated liability and corresponding deferred charge of approximately $15 million as of December 31, 1991.

            In 1992, and into the beginning of 1993, WP&L continued its investigations and studies. WP&L confirmed that there was no contamination at two of the sites and received a close out letter from the DNR related to one of those sites and requested a close out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WP&L completed more current cost estimates for the environmental remediation of the eight remaining sites. The results of this more current analysis indicated that during the next 35 years, WP&L will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

            Based on the cost estimate set forth above, which assumes a 4 percent average inflation over the 35 year period, WP&L will spend approximately $4.2 million, $1.5 million, $2.1 million, $4.4 million and $4.2 million in 1994 through 1998, respectively. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

            With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of incurred environmental costs deferred to date.

            Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

                            CONSOLIDATED GAS STATISTICS

                                                     Year Ended December 31,
                                            1993       1992       1991       1990       1989
   Area served (end of period):
     Population--retail (estimated)(a).    391,000    377,000    375,000    363,000    363,000
     Cities, villages and towns served
       --retail........................        217        194        199        195        197

   Customers served (end of period):
     Residential.......................    120,829    116,642    113,475    110,606    107,496
     Commercial firm...................     14,644     14,209     13,848     13,384     13,015
     Industrial firm...................        444        447        443        438        429
     Interruptible.....................        261        262        215        211        114
     Transportation....................         85        109         46         59         57
                                           -------    -------    -------    -------    -------
       Total...........................    136,263    131,669    128,027    124,698    121,111
                                           =======    =======    =======    =======    =======
   Sales-therms (in thousands) (b):
     Residential.......................    120,005    114,131    114,772    102,048    116,232
     Commercial firm...................     69,389     66,272     67,015     59,123     66,806
     Industrial firm...................     17,649     15,815     16,436     15,202     17,429
     Interruptible.....................     27,872     25,497     26,025     35,434     33,297
     Interdepartmental sales...........      3,346      1,923      5,530      2,537      2,828
     Transported gas...................     84,877     69,244     61,001     56,493     57,628
                                           -------    -------    -------    -------    -------
       Total...........................    323,138    292,882    290,779    270,837    294,220
                                           =======    =======    =======    =======    =======
   Gas operating revenues
    (in thousands):
     Residential.......................   $ 71,632   $ 63,699   $ 63,521   $ 59,793   $ 61,158
     Commercial firm...................     33,456     30,486     29,640     27,509     27,136
     Industrial firm...................      7,292      6,668      6,767      6,542      6,371
     Interruptible.....................     10,685     14,589     12,051     11,563      8,399
     Interdepartmental sales and other.        400        281      1,469        883        774
     Transported gas...................     14,919      3,639      4,327      4,133      3,945
                                          --------   --------   --------   --------   --------
       Total...........................   $138,384   $119,362   $117,775   $110,423   $107,783
                                          ========   ========   ========   ========   ========
   Average annual residential heating
     use--therms.......................      1,052      1,029      1,069        978      1,147

   Average annual gas bill per
     residential heating customer......    $   631   $    573   $    590   $    572   $    603

   (a)    The estimated population for towns served jointly with other gas utilities has been based upon a ratio of 2.5 population per retail gas customer.
   (b)    One therm equals 100,000 British Thermal Units and is a measure of the heat content of natural gas.

                                       HDC

          Incorporated in 1988, HDC is the parent company of all nonutility companies within the holding company system. HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental engineering and consulting through the Environmental Holding Company ("EHC") which is the parent company of RMT, Inc. ("RMT"), Jones and Neuse, Inc. ("J & N"), Hydroscience, Inc. ("Hydroscience") and Four Nines, Inc. ("Four Nines"), (2) affordable housing and historic rehabilitation properties through Heartland Properties, Inc. ("HPI"), and
   (3) energy related products and services which includes, in addition to Enserv, Inc., the recent acquisition of A&C Enercom, EcoGroup, and Entec Consulting, Inc.

          At year-end 1993, HDC employed 1,391 persons, of whom 830 were considered environmental engineering and consulting employees.

   ENVIRONMENTAL ENGINEERING AND CONSULTING:

          RMT was acquired by WP&L on July 30, 1983 and became a wholly owned subsidiary of HDC in March 1988. In 1992, HDC transferred to EHC its ownership of RMT. RMT is a Madison, Wisconsin-based environmental and engineering consulting company that serves clients nationwide in a variety of industrial segment markets. The most significant of these are foundries, chemical companies, pulp and paper processors and other manufacturers. RMT specializes in solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, laboratory services, and air and water pollution control.
   RMT owns and operates chemical and soil-testing laboratories in Madison, Wisconsin and leases biological-testing laboratories in Greenville, South Carolina. The company believes that RMT will be favorably impacted by the enforcement of current environmental regulations and programs, and legislation and regulations being developed or implemented to address ground-water protection, acid rain, and air and water toxics legislation and regulations.

          During 1993, HDC acquired three environmental consulting and engineering service companies J & N, Hydroscience and Four Nines which are being treated as operating subsidiaries of RMT.

          J & N is operating out of Austin, Texas as RMT's Gulf Coast Region. J & N also has four additional Texas offices, a Louisiana office and a Mexican subsidiary, ABC Estudios y Projectos. It provides full capabilities in air quality, water quality, hazardous and solid waste engineering, and remedial projects.

          Hydroscience is a South Carolina based consulting engineering firm specializing in wastewater treatment and toxicity assessments to industrial and municipal entities.

          Four Nines is a Philadelphia based company specializing in air pollution control engineering.

     See "Item 8. Financial Statements and Supplementary Data", Notes to Consolidated Financial Statements, Note 12, for financial information related to business segments.

   OTHER NONREGULATED

          Formed by HDC on June 24, 1988, HPI is responsible for the development and management of the company's real estate and housing investments. HPI's primary focus has been the development, construction and management of affordable housing and historic rehabilitation properties in selected Wisconsin communities. As of December 31, 1993, HPI's level of investment in housing was approximately $91 million, providing nearly 2,175 units to a diverse group of residents. As in prior years, long-term financing on many new investments has been structured with the cooperation of municipal housing and community development authorities.

          In 1993, HPI enhanced its operations with the organization of two new subsidiaries: (1) Toolkit Property Management Systems, Inc. ("Toolkit") and Heartland Retirement Services, Inc. ("HRS"). Toolkit provides property management services for many of HPI's housing investments, aiming to attract and maintain good residents. HRS provides a comprehensive range of housing related products for the fastest growing segment of the American population, older adults.

          To facilitate HPI's development and financing efforts, HDC incorporated Capital Square Financial Corporation ("Capital Square") in 1992 to provide mortgage banking services to the affordable housing market. Capital Square has become a Federal National Mortgage Association ("FNMA") single and multi-family seller-servicer. This designation enables Capital Square to underwrite first mortgages on affordable housing investments to be packaged by FNMA for resale to the secondary markets as mortgaged backed securities.

          ENSERV has historically focused its efforts on the commercialization of a coal-benefication process called "K-Fuel". "K-Fuel" is a registered trademark for a low-sulfur, high-energy content processed coal. ENSERV is continuing to pursue commercialization of the "K-Fuel" process, but there is no assurance that this commercialization can be successfully completed.

          HDC acquired A&C Enercom ("A&C") in February 1993. A&C is based out of Atlanta, Georgia, and provides marketing and demand side management services primarily to public electric and gas utility companies. They have 13 offices spread throughout the United States.

          During 1993, HDC also acquired Entec Consulting, Inc. ("Entec"), a Madison, Wisconsin based firm, to act as a subsidiary of A&C. Entec provides full-service consulting to the utility industry for power generation computer software programs.

          A&C acquired EcoGroup, a Phoenix, Arizona based company during 1993. EcoGroup provides energy and environmental programs primarily for the electric and gas utility industry.

          All references to the company or WPL Holdings, Inc. herein include the company and its subsidiaries, except where the context otherwise indicates.

   ITEM 2.  PROPERTIES

   WP&L

          The following table gives information with respect to electric generating facilities of WP&L (including WP&L's portion of those facilities jointly owned).


                                                               1993 Summer
                                                                Capability
                                                               WP&L Portion    Ownership
         Type/                                                 in kilowatts     Interest
       Location                 Name               Fuel         (kwh's)        in Facility
    Steam
    Beloit, WI             Blackhawk           Natural Gas       54,500          100%
    Janesville, WI         Rock River          Coal             147,600          100%
    Cassville, WI          Nelson Dewey        Coal             218,800          100%
    Sheboygan, WI          Edgewater #3        Coal              70,000          100%
    Sheboygan, WI          Edgewater #4        Coal             217,400          68.2%
    Sheboygan, WI          Edgewater #5        Coal             294,000           75%
    Kewaunee, WI           Kewaunee            Nuclear          214,000           41%
    Portage, WI            Columbia Energy     Coal             472,400          46.2%
                             Center
    Hydro

    Wisconsin Dells, WI    Kilbourn            Hydro              5,900          100%
    Prairie du Sac, WI     Prairie du Sac      Hydro             14,300          100%
    Wisconsin River        Petenwell/          Hydro              6,200           33%
      Power Co.             Castle Rock

    4 small units at
    various locations                          Hydro              1,500          100%

    Combustion Turbine
    Janesville, WI         Rock River          Natural Gas
                                                 or Oil         130,300          100%
    Edgerton, WI           Sheepskin           Natural Gas
                                                 or Oil          37,500          100%
                                                              ---------
                                               Total          1,884,400
                                                              =========

            The maximum net hourly peak load on WP&L's electric system was 1,971,000 kwh's and occurred on August 26, 1993. At the time of such peak load, 2,310,000 kwh's were produced by generating facilities operated by WP&L (including other company shared jointly owned facilities) and WP&L delivered 812,000 kwh's of power and received 473,000 kwh's of power from external sources. During the year ended December 31, 1993, about
   86.4 percent of WP&L's total kilowatthour requirements was generated by company-owned and jointly-owned facilities and the remaining 13.6 percent was purchased. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.

   HDC:

            The following table gives information with respect to rental properties associated with HDC's affordable housing and historic rehabilitation project developments (through its subsidiary, HPI) as of December 31, 1993.


      Location                Housing Development       Resident Type          Amount
                                                                                  (In Thousands)
    Property:
      Antigo, WI              The Depot                 Families              $ 2,219
      Appleton, WI            The Mills II              Families/Elderly        6,945
      Madison, WI             The Avenue                Disabled/Families       2,899
      DePere, WI              Lawton Foundry            Families                4,354
      Appleton, WI            Historic Lincoln Mill     Families/Elderly        4,495
      Appleton, WI            Historic Ravine Mill      Families/Elderly        2,510
      Marinette, WI           Dunlap Square             Families/Elderly        8,949
      Marshfield, WI          The Woodlands             Families/Elderly        2,615
      Mc Farland, WI          The Cottages              Families/Elderly        2,390
      Sheboygan Falls, WI     Brickner Woolen Mills     Families/Elderly        3,283
      Sheboygan, WI           Jung Apartments           Families                3,628
      Sheboygan, WI           Sunnyside Townhouses      Families                2,543
      Sun Prairie, WI         Vandenburg Heights        Families                2,997
      Verona, WI              Sugar Creek Senior
                               Housing                  Elderly                 3,027
      Madison, WI             YWCA                      Women & Homeless        5,593
      Various                 Other                     Families, Elderly,
                                                        Singles, Disabled
                                                        & Homeless             37,863
                                                                              -------
   Total property                                                              96,310

   Accumulated depreciation                                                    (5,026)
                                                                              -------
   Net property                                                               $91,284
                                                                              =======

   Occupancy rates in the 66 properties/investments owned by HPI averaged 92 percent during 1993. This occupancy percentage excludes properties in the first six months of initial occupancy. Substantially all of these properties are pledged as security for HDC's mortgage notes and bonds payable. See page 3 of "Item 1. Business-HDC", for a discussion of additional properties owned by HDC's subsidiaries.

   ITEM 3.  LEGAL PROCEEDINGS

            There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or to which any of their property is subject.

                              ENVIRONMENTAL MATTERS

            The information required by Item 3 is included in this Form 10-K as Item 8 - Notes to Consolidated Financial Statements, Note 10c, incorporated herein by reference.

                                  RATE MATTERS

            The information required by Item 3 is included in Item 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Rates and Regulatory Matters."

   RECENT RATE CASE PROCEEDINGS
                                                                              Increase                   Ordered or
                                                             Increase       (Decrease)     Requested     Negotiated     Date
                                                            (Decrease)      Ordered or    % Return on   % Return on    Increase
      Rate Case         Type of     Application    Test      Requested       Negotiated     Common        Common      (Decrease)
      Designation(a)    Service(b)     Date        Year     ($ Millions)   ($ Millions)     Equity        Equity      Effective

   WP&L Retail (PSC)
   6680-UR-103             e,g,w      02-29-88     1988-89      14.7            5.5          13.25         13.10       10-18-88
   6680-UR-104             e,g,w      12-30-88     1989-90      17.4            5.3          13.10         13.00       11-12-89
   6680-UR-105             e,g,w      12-29-89     1990-91       9.0          (10.8)         13.10         12.90       08-01-90
   6680-UR-106             e,g,w      12-28-90     1991-92      18.7           (0.1)         13.25         12.90       08-01-91
   6680-UR-107             e,g,w      12-30-91     1992-93      17.8           (0.9)         13.10         12.40       01-01-93
   6680-UR-108             e,g,w      01-04-93     1993-94      24.5           17.7          12.60         11.60       10-01-93

   WP&L Wholesale (FERC)

   ER87-554                e          07-31-87     1987-88      (1.2)           (.9)         13.00         (c)         01-01-88
   ER93                    e          05-28-93     1993-94       2.0            2.0                                    10-01-93

   South Beloit (ICC)

   85-0505                 e,w        11-08-85     1985-86      1.4(d)           .9          15.00         13.80       09-27-86


   (a)   See "Item 3. Legal Proceedings" for additional information concerning rate matters.
   (b)   e-electric, g-gas, w-water.
   (c)   Return on equity was not specified in the negotiated settlement agreement.
   (d)   On 05-07-86, South Beloit Water, Gas and Electric Co. adjusted the increase requested downward to $1.1 million.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

            Erroll B. Davis, Jr, 49, was elected President on January 17, 1990 and Chief Executive Officer, effective July 1, 1990. He has served as President and Chief Executive Officer of WP&L since August 1, 1988. Prior positions held with WP&L include, Executive Vice President, May 1984, Vice President - Finance and Public Affairs, November 1982 and Vice President - Finance, August 1978. Mr. Davis was elected President of WPL Holdings, Inc. on January 17, 1990. He has served as a director of WPL Holdings, Inc. since March 1988.

            Daniel A. Doyle, 35, was appointed controller and treasurer of WP&L effective October 3, 1993. He previously served as controller of WP&L since July 1992. Prior to joining the company, he was Controller of Central Vermont Public Service Corporation since December 1988. During the period 1981 to 1988, he was employed by Arthur Andersen & Co. as an Audit Staff Assistant, Audit Senior and Audit Manager with primary responsibilities of auditing and providing financial consulting services to large publicly held corporations. Mr. Doyle functions as the principal accounting officer of the company.

            Edward M. Gleason, 53, was elected Vice President, Treasurer and Corporate Secretary effective October 3, 1993. He previously served as Vice President-Finance and Treasurer of WP&L since May 1986, Controller and Treasurer of WP&L since October 1985 and Treasurer of WP&L since May 1983. Mr. Gleason functions as the principal financial officer of the company.

            Steve F. Price, 41, was appointed Assistant Corporate Secretary and Assistant Treasurer on April 15, 1992. He had been Cash Management Supervisor since December 1987. He was also appointed Assistant Corporate Secretary of WP&L on April 15, 1992.

   NOTE: All ages are as of December 31, 1993. None of the executive officers listed above is related to any director of the Board or nominee for director of the company.

            Executive officers of the company have no definite terms of office and serve at the pleasure of the Board of Directors.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

            At December 31, 1993, there were approximately 38,626 holders of record of the company's Common Stock including underlying holders in the company's Employee Stock Ownership Plan and the company's Dividend Reinvestment and Stock Purchase Plan.

            Cash dividends paid per share of common stock during 1993 and 1992 were 47.5 cents and 46.5 cents, respectively, for each quarter, for a total of $1.90 and $1.86 per share, respectively for each year.


   ITEMS 6 and 7.  SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION

                                  WPL HOLDINGS, INC.

           Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                             SELECTED FINANCIAL DATA

                                              1993       1992         1991     1990      1989
                                              ----       ----         ----     ----      ----
                                             (In Millions Except for Per Share Data)

   Operating revenues...................     $  773     $  673       $  670   $  618    $  605
   Net income...........................     $   63     $   58       $   66   $   60    $   51
   Earnings per share...................     $ 2.11     $ 2.10       $ 2.42   $ 2.23    $ 1.93
   Total assets (at December 31)........     $1,762     $1,566       $1,383   $1,261    $1,198
   Long-term debt, net (at December 31).     $  425     $  418       $  367   $  343    $  297
   Cash dividends paid per share........     $ 1.90     $ 1.86       $ 1.80   $ 1.74    $ 1.68


   1993 COMPARED WITH 1992

   OVERVIEW

      Earnings per share of WPL Holdings, Inc. (the "company") common stock increased to $2.11 in 1993 compared with $2.10 in 1992. The increase in earnings primarily reflects an increase in earnings from the company's utility subsidiary, Wisconsin Power and Light Company ("WP&L"). The principle factors leading to increased earnings include warmer summer weather and lower electric fuel costs per kilowatthour ("kWh") which yielded higher electric gross margins for WP&L. These increases were somewhat offset by increased depreciation expense resulting from additional investment in utility plant and property additions, a change in the mix of gas sales from higher margin sales to lower margin sales, the increase in the Federal corporate tax rate from 34% to 35% and a one-time 4-cent-per-share charge associated with a voluntary separation program for the executive management group at the utility.

     The company's nonregulated subsidiary, Heartland Development Corporation ("HDC"), contributed to earnings through its principal businesses: (1) environmental engineering and consulting, (2) affordable housing and (3) energy products and services.

   Electric Operations

                                                                                            Revenues &
                                                                                             Costs Per
                                                              kWh's Sold,                    kWh Sold
                               Revenues            %           Generated             %       Generated           Customers at
                               and Costs         Change      and Purchased         Change     & Purch.           End of Year
                            ---------------      ------    ------------------      ------  --------------      ---------------
                            1993       1992                1993          1992              1993      1992      1993       1992
                            ----       ----                ----          ----              ----      ----      ----       ----
                             (In Thousands)                 (In Thousands)

   Residential and farm   $184,176   $171,887      7%    2,751,363     2,614,439     5%    $.067     $.066    316,870    310,702
   Industrial              132,903    128,467      3     3,540,082     3,377,132     5      .038      .038        714        727
   Commercial               95,977     91,707      5     1,629,911     1,551,823     5      .059      .059     42,884     42,287
   Wholesale and Class A    78,955     77,485      2     2,388,131     2,208,419     8      .033      .035         39         39
   Other                    11,176      8,189     36        51,073        55,230    (8)     .219      .148      1,236        950
                           -------    -------            ---------     ---------            ----      ----    -------    -------
     Total                 503,187    477,735      5    10,360,560     9,807,043     6      .049      .049    361,743    354,705
                                                         =========      ========                              =======    =======
   Elec. production
     fuels                 123,919    123,440     .4     9,186,134     9,041,317     2      .0135     .0137
   Purchased power          28,574     24,427     17     1,481,592     1,124,667    32%     .0193     .0217
                           -------    -------
   Margin                 $350,694   $329,868      6%
                           =======    =======


        WP&L's electric margin in dollars increased during 1993 compared with 1992 due to increased demand for electricity brought on by warmer summer weather. Residential customers, being the most weather sensitive, experienced the most significant increases. Wisconsin's strong economy kept the Commercial and Industrial classes growing steadily. These increases were coupled with declining electric production fuel costs per kWh. The decrease in electric production fuels is due to WP&L's aggressive pursuit of additional spot coal purchase opportunities as its longer term contracts begin to expire. Additionally, a highly competitive rail transportation environment has significantly reduced the cost of transporting the coal. Also, lower cost purchased power became available due to excess capacity in the bulk power market.

   Gas Operations

                                                                                              Revenues &
                               Revenues            %          Therms Sold           %      Costs Per Therm      Customers at
                               and Costs         Change       & Purchased         Change   Sold, & Purch.        End of Year
                            ---------------      ------    ------------------     ------   --------------      ---------------
                            1993       1992                1993          1992              1993      1992      1993       1992
                            ----       ----                ----          ----              ----      ----      ----       ----
                             (In Thousands)                 (In Thousands)

   Residential            $ 71,632   $ 63,699      12%    120,005       114,131      5%    $.60      $.56     120,829    116,642
   Firm                     40,748     37,154      10      87,038        82,087      6      .47       .45      15,088     14,656
   Interruptible            10,685      9,554      12      27,872        25,497      9      .38       .37         261        262
   Transportation           14,919      8,674      72      84,877        69,244     23      .18       .13          85        109
   Other                       400        281      42       3,346         1,923     74      .12       .15        -          -
                           -------    -------             -------       -------                               -------    -------
     Total                 138,384    119,362      16     323,138       292,882     10      .43       .41     136,263    131,669
                                                          =======       =======                               =======    =======
   Purchased gas            91,619     77,112      19     288,877       260,354     11%    $.32      $.30
                           -------    -------
   Margin                 $ 46,765   $ 42,250      11%
                           =======    =======

             WP&L's gas revenues for 1992 were affected by the recognition of a $4.9 million, before-tax refund to its natural gas customers resulting from an adjustment in the calculation of the purchased gas adjustment clause. Without the impact of this revenue adjustment, comparative gas margins would have declined for 1993 compared with 1992.

             The overall increases in gas revenues and purchased gas costs between years resulted primarily from increased volumes procured on behalf of transportation customers. This had the impact of decreasing margins as a percentage of total revenues. A change in the mix of gas sales from higher margin residential sales to lower margin sales also moved margins downward. Offsetting this decline, Wisconsin's strong economy enabled growth in the Commercial and Industrial classes, and there was also some overall increase in the demand for natural gas due to colder weather. Fees, Rents and Other Operating Revenues ("Other Revenues") and Other Operation Expense

             Other revenues increased between years as a result of RMT, Inc.'s ("RMT") and HPI's growth in their respective businesses and the result of acquisitions in the environmental and energy businesses.

             Other operation expense also increased as a result of the above factors. An additional increase resulted from higher WP&L employee benefit expense (See Notes to Consolidated Financial Statements, Note 8). These increases were offset somewhat by decreases in WP&L's conservation program expenditures and decreases in fees associated with the sale of WP&L's accounts receivable due to a decline in interest rates. Additionally, WP&L's cost management efforts have helped control annual inflationary pressures on general and administrative costs.

   Maintenance and Depreciation and Amortization

   Maintenance expense increased for 1993 compared with 1992, primarily due to service restoration expenses related to a severe storm in the summer of 1993. Depreciation and amortization expense increased, principally reflecting increased property additions and the commencement of deferred charge amortizations approved in WP&L's last two rate orders received in December 1992 and October 1993. The most significant amortizations include the amortization related to an acquisition adjustment which resulted from the purchase of transmission facilities and the amortization of costs incurred related to the remediation of former manufactured gas plant sites (See Notes to the Consolidated Financial Statements, Note 10).

   Allowance for Funds Used During Construction ("AFUDC")

   Total AFUDC increased in 1993 compared with 1992, reflecting the greater amounts of construction work in progress including the costs associated with WP&L's construction of two 86-megawatt combustion-turbine generators.

   Interest Expense

   Interest expense on debt increased between years, primarily due to increased capital expenditures related to HPI's investments in affordable housing.


   1992 COMPARED WITH 1991

   OVERVIEW

   Earnings per share of the company's common stock decreased 13 percent to $2.11 in 1992 compared with $2.43 in 1991. A combination of an electric rate decrease in March 1992 and significantly cooler summer weather led to lower electric revenues, gross margins and earnings at WP&L. WP&L's earnings were also affected by the recognition of a $4.9 million, before-tax refund to natural gas customers noted previously. HDC's contribution to earnings was slightly lower in 1992 compared with 1991, primarily due to the recognition in 1991 of a $2.8 million after-tax gain on the sale of a telecommunications investment. Exclusive of the sale, HDC's profitability increased in 1992, due to the success of its investments in affordable housing and the continued growth in the profitability of its environmental consulting business.

   Electric Operations

                                                                                            Revenues &
                                                                                             Costs Per
                                                              kWh's Sold,                    kWh Sold
                               Revenues            %           Generated             %       Generated           Customers at
                               and Costs         Change      and Purchased         Change     & Purch.           End of Year
                            ---------------      ------    ------------------      ------  --------------      ---------------
                            1993       1992                1993          1992              1993      1992      1993       1992
                            ----       ----                ----          ----              ----      ----      ----       ----
                             (In Thousands)                 (In Thousands)

   Residential and farm   $171,887   $179,751     (4)%   2,614,439     2,729,917    (4)%   $.066     $.066    310,702    304,825
   Industrial              128,467    124,212      3     3,377,132     3,185,101     6      .038      .039        727        679
   Commercial               91,707     92,628     (1)    1,551,823     1,558,297     -      .059      .059     42,287     41,190
   Wholesale and Class A    77,485     82,831     (6)    2,208,419     2,441,189   (10)     .035      .034         39         41
   Other                     8,189      9,130    (10)       55,230        54,376    (2)     .148      .168        950      1,173
                          --------   --------            ---------     ---------                              -------    -------
     Total                 477,735    488,552     (2)    9,807,043     9,968,880    (2)     .049      .049    354,705    347,908
                                                         =========     =========                              =======    =======
   Elec. production
    fuels                  123,440    130,406     (5)    9,041,317     9,366,646    (3)     .0137     .0139
   Purchased power          24,427     20,390     20     1,124,667       960,693    17 %    .0217     .0212
                          --------   --------
   Margin                 $329,868   $337,756     (2)%
                          ========   ========


         WP&L's electric margin decreased during 1992 compared with 1991 due to decreased demand for electricity brought on by cooler summer weather. Residential customers, being the most weather sensitive, experienced the most significant decreases. However, improved economic conditions in 1992 kept the Industrial customer class growing steadily. Sales to commercial customers remained flat despite the negative weather impact due to increased customer growth in this sector and the improving economy. As a result of significantly lower weather-related peak demands, sales and revenues to other Class A utilities decreased. Electric production fuels expense decreased in response to reduced kWh sales, lower fuel costs and a greater reliance on purchased power. Purchased power expense increased in 1992 due to the greater availability of purchased power at competitive prices.

   Gas Operations

                                                                                              Revenues &
                               Revenues            %          Therms Sold           %      Costs Per Therm      Customers at
                               and Costs         Change       & Purchased         Change   Sold, & Purch.        End of Year
                            ---------------      ------    ------------------     ------   --------------      ---------------
                            1993       1992                1993          1992              1993      1992      1993       1992
                            ----       ----                ----          ----              ----      ----      ----       ----
                             (In Thousands)                 (In Thousands)

   Residential            $ 63,699   $ 63,521     - %     114,131       114,772    (1)%    $.56      $.55     116,642    113,475
   Firm                     37,154     36,407      2       82,087        83,451    (2)      .45       .44      14,656     14,291
   Interruptible             9,554     12,051    (21)      25,497        26,025    (2)      .37       .46         262        215
   Transportation            8,674      4,327    101       69,244        61,001    14       .13       .07         109         46
   Other                       281      1,469    (81)       1,923         5,530   (65)      .15       .27        -          -
                           -------    -------             -------       -------                               -------    -------
     Total                 119,362    117,775      1      292,882       290,779     1       .41       .41     131,669    128,027
                                                          =======       =======                               =======    =======
   Purchased gas            77,112     70,834      9      260,354       250,051     4%     $.30      $.28
                          --------   --------
   Margin                 $ 42,250   $ 46,941    (10)%
                           =======    =======

             After adjusting 1992 gas revenues for the customer refund noted previously, both gas revenues and gas margins increased during 1992 compared with 1991. Overall increases in gas revenues between years resulted primarily from the recovery of increased purchased gas costs through the purchased gas adjustment clause. Gas margins benefited from an increase in gas customers. The impacts of weather were comparable between years.

   Fees, Rents and Other Operating Revenues ("Other Revenues") and Other Operation Expense

   Other revenues increased between years as a result of RMT's and HPI's growth in their respective businesses.

             Other operation expense also increased as a result of the above factor. These increases were offset somewhat by reduced costs at WP&L. Contributing to the decrease in costs at WP&L was a decrease in WP&L's conservation program expenditures, a decrease in fees associated with the sale of WP&L's accounts receivable due to a decline in interest rates, and reduced employee benefit expenses. Additionally, WP&L's cost management efforts have helped control annual inflationary pressures on general and administrative costs.

   Maintenance and Depreciation and Amortization Expense

   Maintenance expense increased for 1992 compared with 1991, primarily due to an increased tree trimming program, increased costs associated with scheduled overhauls at generating units and major service restoration expenses related to three tornados which caused extensive damage to WP&L's service territory during the summer of 1992. Depreciation expense increased, principally reflecting increased property additions.

   Allowance for Funds Used During Construction ("AFUDC") and Other, net Total AFUDC increased in 1992 compared with 1991, reflecting the greater amounts of construction work in progress which includes the costs associated with WP&L's construction of two 86-megawatt combustion-turbine generators. Other, net decreased between years primarily due to a $2.8 million after-tax gain on the sale of certain nonutility investments that was recorded in 1991.

   Interest Expense

   Interest expense on debt increased between years, primarily due to the financing of increased capital expenditures related to HPI's investments in affordable housing and to increased debt outstanding at WP&L to fund construction activity. This increase was somewhat offset by WP&L's refinancing activities during 1992. To take advantage of recent low interest rates, WP&L issued $279 million principal amount of first mortgage bonds, of which $235 million was used to refinance the aggregate principal amount of existing series. The bonds, which had coupon payments ranging from 8 to 10 percent, were replaced with issues having coupons of
   6.125 percent to 8.6 percent.

   Income Taxes

   Income taxes decreased between years, primarily due to lower taxable income and an increase in tax credits associated with affordable housing investments in 1992 compared with 1991.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

   On September 30, 1993, WP&L received final decisions from the PSCW on its retail rate application filed in early 1993. The final order authorized an annual retail electric rate increase of $15.6 million, or 3.8 percent; a natural gas rate increase of $1.8 million, or 1.4 percent; and a nominal water rate increase. The new rates became effective October 1, 1993 and will remain effective until January 1, 1995. The regulatory return on common equity for WP&L was reduced from 12.4 percent to 11.6 percent. The allowed rates of return authorized by WP&L's regulators have decreased due to declines in debt capital costs and equity investor rate of return expectations.

             On August 6, 1993 the Federal Energy Regulatory Commission ("FERC") approved WP&L's request for a $2.1 million, or 2.9 percent increase in wholesale rates. The rates became effective October 1, 1993.

   Electric and Gas Sales Outlook

   To deal with competitive pressures arising from regulatory changes, WP&L is forecasting to hold retail rates flat through 1996. This objective arises from the competitive pressures forced by changes in regulation.
   The National Energy Policy Act contains a provision calling for "open transmission access". WP&L anticipates that retail wheeling will become a reality within a few years. In order to meet these new competitive challenges and maintain a low cost pricing advantage, WP&L's objective is to manage costs to maintain profitability while limiting any rate changes until 1997. These forecasts are subject to a number of assumptions, including the economy and weather. WP&L anticipates that its customer base will remain strong in the electric sectors and that favorable gas prices over alternative fuels prices should result in sales growth in gas sectors. Growth in customers' demand for electric service will require capacity additions. Capacity requirements will be met through increased generating capacity (two combustion-turbines in mid-1994), continuation of existing long-term contracts for purchase of capacity, increased efficiency at existing power plants from capital improvements and continued emphasis on cost effective demand-side management programs such as direct load control rate options including interruptible rates and conservation programs.

   Financing and Capital Structure

   The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. The company's operating subsidiaries generally issue short-term debt to provide interim financing of construction and capital expenditures in excess of available internally generated funds. The subsidiaries periodically reduce their outstanding short-term debt through the issuance of long-term debt and through the company's additional investment in their common equity. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the company, through WP&L, also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The company also anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and rating services. Commercial paper has been rated A-1+ by Standard & Poor's Corp. (S&P) and P-1 by Moody's Investors Service (Moody's).
   Bank lines of credit of $100 million at December 31, 1993 are available to support these borrowings.

             The company's capitalization at December 31, 1993, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 47.9 percent common equity, 4.9 percent preferred stock and 47.2 percent long-term debt. The common equity to total capitalization ratio at December 31, 1993 increased to 47.9 percent from 44.2 percent at December 31, 1992 due to the issuance of 1.65 million shares of Company common stock. The net proceeds from the public offering of $56.7 million were used to repay the short-term debt of its subsidiaries and for general corporate purposes, including construction.

             A retail rate order effective October 1, 1993, requires WP&L to maintain a utility common equity level of 50.31 percent of total utility capitalization during the test year August 1, 1993 to July 31, 1994. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the company that are in excess of the level forecasted in the projected test year ($56.8 million), if such dividends would reduce WP&L's average common equity ratio below 50.31 percent.

   Capital Requirements

   The company's largest subsidiary, WP&L, is capital-intensive and requires large investments in long-lived assets. Therefore, the company's most significant capital requirements relate to WP&L construction expenditures. Estimated capital requirements of WP&L for the next five years are as follows:

                                              Capital Requirements
                                  -------------------------------------------
                                   1994      1995       1996      1997     1998
                                  ------    ------     -----     ------   ------
                                                   (In Millions)

   Construction expenditures      $142.6    $118.7     $132.3    $144.9   $159.5
   Changes in working capital
    and other                        8.0       9.6      (25.8)     56.1      5.4
                                   -----     -----      -----     -----    -----
   Construction and operating
    capital                        150.6     128.3      106.5     201.0    164.9
   Manufactured gas plant site
    remediation expenditures         4.2       1.5        2.1       4.4      4.2
                                   -----     -----      -----     -----    -----
   Total capital requirements     $154.8    $129.8     $108.6    $205.4   $169.1
                                  ======    ======     ======    ======   ======

      Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: expenditures for managing and controlling electric line losses and for the electric delivery system which will save electric line losses and enhance WP&L's interconnection capability with other utilities; expenditures related to environmental compliance issues including the installation of additional emissions monitoring equipment and coal handling equipment; and expenditures associated with the construction of two 86-megawatt combustion-turbine generators expected to become operational in 1994 through 1996.

      In addition, the steam generator tubes at the Kewaunee Nuclear Power Plant ("Kewaunee") are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed with approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Currently, the equivalent of 10 percent of the tubes in the steam generators are plugged. WP&L and the other joint owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generators without replacement. WP&L and the joint owners intend to operate Kewaunee until at least 2013, the expiration of the present operating license.
   WP&L and the joint owners are also evaluating initiatives to improve the performance of Kewaunee. These initiatives include funding of the development of welded repair technology for steam generator tubes and numerous cost reduction measures such as the conversion from a 12-month to an 18-month fuel cycle. If the steam generators are not replaced, and excluding the possible affect of the aforementioned repair strategies, a gradual power reduction of approximately 1 percent per year may begin as soon as 1995.

      HDC has expanded its energy related products and services business and its environmental services through acquisitions during 1993. In addition to increasing its investment in affordable housing, HPI continues to market its affordable housing expertise by expanding its business to provide assistance to other corporate/public investors in their development, consultation and financing of affordable housing projects.

   Capital Resources

   One of the company's objectives is to finance construction expenditures through internally generated funds supplemented, when required, by outside financing. With this objective in place, the company has financed an average of 62 percent of its construction expenditures during the last five years from internal sources. However, during the next five years, the company expects this percentage to be reduced primarily due to the continuation of major construction expenditures and the maturity of $64 million of WP&L first mortgage bonds. External financing sources such as the issuance of long-term debt, common stock and short-term borrowings will be used by the company to finance the remaining construction expenditure requirements for this period. Current forecasts are that $71 million of additional equity and $60 million of long-term debt will be issued over the next three years.

      In 1993, the company increased its dividends by 3.4 percent and issued 451,233 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, generating proceeds of $15.3 million. Also in 1993, a public offering of 1.65 million newly issued shares of the company's common stock raised proceeds of approximately $56.7 million. The proceeds were used by the company to refinance the short-term debt of its subsidiaries and for general corporate purposes including construction. Market value per share decreased 3 percent to $32.875 per share at December 31, 1993 compared with $33.875 per share at December 31, 1992. Return on equity for 1993 was 11.5 percent and has averaged 13.0 percent over the last five years.

   INFLATION

   Under current ratemaking methodologies prescribed by the various commissions that regulate WP&L, projected or forecasted operating costs, including the impacts of inflation, are incorporated into WP&L revenue requirements. Accordingly, the impacts of inflation on WP&L are currently mitigated. Inflationary impacts on the nonregulated businesses are not anticipated to be material to the company.

   FINANCIAL ACCOUNTING STANDARDS BOARD (the "FASB") ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE

   In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires adoption of the new accounting and disclosure rules effective January 1, 1994. The impact on earnings will not be material.

   OTHER EVENTS

   In November 1989, the PSCW concluded that WP&L did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WP&L recorded a reserve in 1989 which had an after-tax affect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court.

      Subsequent to December 31, 1993, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. Given the continued uncertainty related to the ultimate method of collection of the assessment from ratepayers to be approved by the PSCW, it is management's opinion that the financial impact of the Wisconsin Supreme Court's decision on the company cannot currently be determined and will require further evaluation. As a result, WP&L does not plan to adjust the reserve.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To WPL Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of WPL HOLDINGS, INC. (a Wisconsin corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Holdings, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.




   Milwaukee, Wisconsin,                           ARTHUR ANDERSEN & CO.
   January 28, 1994.

                                      WPL HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                         Year Ended December 31,   1993        1992        1991
                                                     (In Thousands Except for
                                                           Per Share Data)

   Operating revenues:
     Electric...............................     $503,187    $477,735    $488,552
     Gas....................................      138,384     119,362     117,775
     Fees, rents and other..................      131,486      76,176      63,222
                                                 --------    --------    --------
                                                  773,057     673,273     669,549
                                                 --------    --------    --------

   Operating expenses:
     Electric production fuels..............      123,919     123,440     130,406
     Purchased power........................       28,574      24,427      20,390
     Purchased gas..........................       91,619      77,112      70,834
     Other operation........................      256,509     196,044     191,752
     Maintenance............................       44,763      45,081      42,883
     Depreciation and amortization..........       69,112      59,949      54,145
     Taxes other than income................       32,378      29,261      26,534
                                                  -------     -------     -------
                                                  646,874     555,314     536,944
                                                  -------     -------     -------
   Operating income.........................      126,183     117,959     132,605
                                                  -------     -------     -------
   Other income and (deductions):
     Allowance for equity funds used during
       construction.........................        2,977       2,351       1,073
     Other, net.............................         (633)      2,390       3,258
                                                  -------     -------     -------
                                                    2,344       4,741       4,331
                                                  -------     -------     -------
   Interest expense:
     Interest on debt.......................       38,073      38,954      35,691
     Allowance for borrowed funds used during
       construction.........................       (1,053)     (1,329)       (886)
                                                  -------     -------     -------
                                                   37,020      37,625      34,805
                                                  -------     -------     -------
   Income before income taxes...............       91,507      85,075     102,131
   Income taxes.............................       25,056      23,257      32,390
   Preferred stock dividends of subsidiary..        3,928       3,811       3,811
                                                  -------     -------     -------
   Net income...............................     $ 62,523    $ 58,007    $ 65,930
                                                  =======     =======     =======
   Weighted average number of shares of common
     stock outstanding......................       29,681      27,559      27,246
                                                  =======     =======     =======
   Earnings per share.......................     $   2.11    $   2.10    $   2.42
                                                  =======     =======     =======
   Cash dividends paid per share............     $   1.90    $   1.86    $   1.80
                                                  =======     =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                WPL HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        December 31,             1993           1992
   ASSETS                                                           (In Thousands)
   Utility plant:
     Plant in service--
       Electric...........................................    $1,518,701     $1,443,344
       Gas................................................       194,283        179,733
       Water..............................................        20,437         19,542
       Common.............................................       106,803         93,973
                                                               ---------      ---------
                                                               1,840,224      1,736,592
     Dedicated decommissioning funds, at cost.............        49,803         40,377
                                                               ---------      ---------
                                                               1,890,027      1,776,969
     Less--Accumulated provision for depreciation.........       763,027        719,987
                                                               ---------      ---------
                                                               1,127,000      1,056,982
     Construction work in progress........................        75,732         58,973
     Nuclear fuel, net....................................        18,000         16,923
                                                               ---------      ---------
       Total utility plant................................     1,220,732      1,132,878
                                                               ---------      ---------
   Other property and equipment:
     Land and improvements................................         7,558          6,944
     Buildings and improvements...........................       104,645         98,912
     Equipment............................................        22,322          7,735
                                                               ---------      ---------
                                                                 134,525        113,591
     Less--Accumulated provision for depreciation.........        16,817          9,768
                                                               ---------      ---------
                                                                 117,708        103,823
     Construction work in progess.........................           679          4,979
                                                               ---------      ---------
       Total other property and equipment.................       118,387        108,802
                                                               ---------      ---------
   Investments, at cost which approximates market.........        15,525         13,998
                                                               ---------      ---------
   Current assets:
     Cash and equivalents.................................        19,468          4,338

     Net accounts receivable and unbilled revenue, less
       allowance for doubtful accounts of $1,662,000 and
       $732,000, respectively.............................        67,623         56,045
        Coal, at average cost.............................        16,042         18,985
     Materials and supplies, at average cost..............        21,679         21,673
     Gas in storage, at average cost......................         8,754          4,291
     Prepayments and other................................        23,251         22,025
                                                               ---------      ---------
       Total current assets...............................       156,817        127,357
                                                               ---------      ---------
   Restricted cash........................................         6,712         12,129
                                                               ---------      ---------
   Deferred charges and other.............................       161,346         88,036
                                                               ---------      ---------
   Environmental remediation costs........................        82,380         82,698
                                                               ---------      ---------
   TOTAL ASSETS...........................................    $1,761,899     $1,565,898
                                                               =========      =========
   CAPITALIZATION AND LIABILITIES
   Capitalization:
     Common shareowners' investment.......................    $  582,966     $  483,536
     Preferred stock not mandatorily redeemable...........        59,963         62,449
     Long-term debt, net..................................       425,105        417,975
                                                               ---------      ---------
       Total capitalization...............................     1,068,034        963,960
                                                               ---------      ---------
   Current liabilities:
     Current maturities of long-term debt.................           782            985
     Variable rate demand bonds...........................        56,975         57,075
     Short-term debt......................................        91,902         71,427
     Accounts payable and accruals........................        78,195         78,066
     Accrued payroll and vacation.........................        17,287         12,308
     Accrued (prepaid) taxes..............................          (570)        (2,008)
     Accrued interest.....................................         9,282          7,968
     Other................................................        21,168         19,294
                                                               ---------      ---------
       Total current liabilities..........................       275,021        245,115
                                                               ---------      ---------
   Other credits:
     Accumulated deferred income taxes....................       212,844        181,000
     Accumulated deferred investment tax credits..........        42,684         44,662
     Accrued environmental remediation costs..............        80,973         81,425
     Deferred credits and other...........................        82,343         49,736
                                                               ---------      ---------
                                                                 418,844        356,823
                                                               ---------      ---------
   Commitments and contingencies (Notes 3 and 10)

   TOTAL CAPITALIZATION AND LIABILITIES...................    $1,761,899     $1,565,898
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.


                                                         WPL HOLDINGS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Year Ended December 31,     1993       1992      1991
                                                                  (In Thousands)
   Cash flows generated from (used for) operating activities:

     Net income.........................................   $  62,523   $ 58,007  $ 65,930
     Adjustments to reconcile net income to net cash
      generated from operating activities:
       Depreciation and amortization....................      69,112     59,949    54,145
       Deferred income taxes............................       5,015      8,124     4,571
       Investment tax credit restored...................      (1,967)    (2,125)   (2,141)
       Amortization of nuclear fuel.....................       7,049      7,961     8,310
       Allowance for equity funds used during
         construction...................................      (2,977)    (2,351)   (1,073)
       Other............................................       7,201     (1,731)    3,278
     Changes in assets and liabilities:
       Restricted cash..................................       5,417     23,513   (35,642)
       Net accounts receivable and unbilled revenue.....     (11,578)   (10,744)   (2,304)
       Coal.............................................       2,943      2,666    (1,474)
       Materials and supplies...........................          (6)     1,769      (175)
       Gas in storage...................................      (4,463)     1,403       497
       Prepayments and other............................      (1,226)     4,453    (6,197)
       Accounts payable and accruals....................         760      3,587    (1,286)
       Accrued taxes....................................       1,438     (5,414)   (1,843)
       Other, net.......................................       9,194    (12,020)    6,743
                                                            --------   --------   -------
         Net cash generated from operating activities...     148,435    137,047    91,339
                                                            --------   --------   -------

   Cash flows generated from (used for) financing activities:

     Issuance of common stock..........................       58,575       -        -
     Issuance of long-term debt........................       11,538    289,510    61,217
     Issuance of variable rate demand bonds............         -          -       33,875
     Issuance of preferred stock.......................       29,986       -        -
     Redemption of preferred stock.....................      (29,986)      -        -
     Long-term debt maturities, redemptions and
       sinking fund requirements.......................       (7,257)  (243,641)  (42,787)
     Net change in short-term debt.....................       20,475     18,589    21,576
     Common and preferred stock issuance expenses......       (2,971)      -        -
     Common stock cash dividends, less dividends
      reinvested.......................................      (40,342)   (32,668)  (44,805)
     Other.............................................          919     (1,462)      531
                                                            --------   --------   -------
         Net cash generated from financing
           activities..................................       40,937     30,328    29,607
                                                            --------   --------   -------
   Cash flows generated from (used for) investing
      activities:

     Additions to utility plant, excluding AFUDC.......     (149,333)  (123,321)  (90,972)
     Allowance for borrowed funds used during
       construction....................................       (1,053)    (1,329)     (886)
     Dedicated decommissioning funds...................       (9,426)    (3,737)   (3,840)
     Purchase of other property and equipment..........      (16,553)   (44,097)  (42,419)
     Other.............................................        2,123      2,003      (944)
                                                            --------   --------  --------
         Net cash (used for) investing activities......     (174,242)  (170,481) (139,061)
                                                            --------   --------  --------
   Net increase (decrease) in cash and equivalents.....       15,130     (3,106)  (18,115)
   Cash and equivalents at beginning of year...........        4,338      7,444    25,559
                                                            --------   --------  --------
   Cash and equivalents at end of year.................    $  19,468  $   4,338  $  7,444
                                                            ========   ========  ========
   Supplemental disclosures of cash flow information:
   Cash paid during the year:
     Interest on debt..................................    $  36,759  $  37,763  $ 36,998
     Preferred stock dividends of subsidiary...........    $   3,928  $   3,811  $  3,811
     Income taxes......................................    $  20,743  $  21,201  $ 32,194
   Noncash financing activites:
     Dividends reinvested..............................    $  15,284  $  17,533  $  3,285

   The accompanying notes are an integral part of the consolidated financial statements.

                                  WPL HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                      December 31,      1993        1992
                                                                          (In Thousands)

   Common shareowners' investment:
    Common stock, $.01 par value, authorized--
     100,000,000 shares; issued and outstanding--30,438,654
     shares and 27,828,798 shares, respectively...................   $     305   $    278
    Additional paid-in capital....................................     297,916    204,041
    Reinvested earnings...........................................     284,745    279,217
                                                                      --------   --------
        Total common shareowners' investment......................     582,966    483,536
                                                                      --------   --------
   Preferred stock:
   Wisconsin Power and Light Company--
    Cumulative, without par value, authorized 3,750,000 shares, maximum aggregate stated value $150,000,000;
      Preferred stock without mandatory redemption, $100 stated
        value--
        4.50% series, 99,970 shares outstanding..................        9,997      9,997
        4.80% series, 74,912 shares outstanding..................        7,491      7,491
        4.96% series, 64,979 shares outstanding..................        6,498      6,498
        4.40% series, 29,957 shares outstanding..................        2,996      2,996
        4.76% series, 29,947 shares outstanding..................        2,995      2,995
        8.48% series, 0 and 149,865 shares, respectively,
           outstanding...........................................           -      14,986
        7.56% series, 0 and 150,000 shares, respectively,
           outstanding...........................................           -      15,000
        6.20% series, 150,000 and 0 shares, respectivley,
           outstanding...........................................       15,000       -
    Cumulative, without par value, $25 stated value,
        6.50% series, 599,460 and 0 shares, respectively,
           outstanding...........................................       14,986       -
                                                                       -------    -------
              Total preferred stock..............................       59,963     59,963

   Heartland Development Corporation.............................          -        2,486

                                                                      --------   --------
         Total preferred stock...................................       59,963     62,449
                                                                      --------   --------
   Long-term debt:
   Wisconsin Power and Light Company--
   First mortgage bonds:
     Series L, 6.25%, due 1998...................................        8,899      8,899
     1984 Series A, variable rate, due 2014 (3.10% at
        Dec. 31, 1993)...........................................        8,500      8,500
     1988 Series A, variable rate, due 2015 (3.50% at Dec. 31,
        1993)....................................................       14,600     14,700
     1990 Series V, 9.3%, due 2025...............................       50,000     50,000
     1991 Series A, variable rate, due 2015 (4.45% at Dec. 31,
        1993)....................................................       16,000     16,000
     1991 Series B, variable rate, due 2005 (4.45% at Dec. 31,
        1993)....................................................       16,000     16,000
     1991 Series C, variable rate, due 2000 (4.45% at Dec. 31,
        1993)....................................................        1,000      1,000
     1991 Series D, variable rate, due 2000 (4.45% at Dec. 31,
        1993)....................................................          875        875
     1992 Series W, 8.6%, due 2027...............................       90,000     90,000
     1992 Series X, 7.75%, due 2004..............................       62,000     62,000
     1992 Series Y, 7.6%, due 2005...............................       72,000     72,000
     1992 Series Z, 6.125%, due 1997.............................       55,000     55,000
                                                                      --------    -------
       Total first mortgage bonds................................      394,874    394,974
                                                                      --------    -------

   Heartland Development Corporation--
     1991 Series A, 4.8% - 6.9%, due 2023........................       26,855     26,855
     1991 Series B, variable rate, due 2003 (3.25% at Dec. 31,
       1993).....................................................        7,860      7,860
     1992 Series taxable bonds, 7.55%, due 2024..................        2,100      2,100
     1993 Series taxable bonds, 7.0%, due 2024...................        3,195       -
     Other mortgage notes payable, 0% - 10.75%, due 1996-2042....       38,881     35,265
                                                                      --------   --------
                                                                        78,891     72,080
                                                                      --------   --------
   WPL Holdings, Inc.--
     8.96% Senior note, due 1997.................................       10,000     10,000
     Other.......................................................          519        463
                                                                      --------   --------
                                                                        10,519     10,463
                                                                      --------   --------
   Less--

     Current maturities..........................................         (782)      (985)
     Variable rate demand bonds..................................      (56,975)   (57,075)
     Unamortized discount and premium, net.......................       (1,422)    (1,482)
                                                                      --------   --------
       Total long-term debt, net.................................      425,105    417,975
                                                                      --------   --------
   TOTAL CAPITALIZATION..........................................   $1,068,034   $963,960
                                                                     =========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             WPL HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' INVESTMENT


                                     Year Ended December 31,  1993       1992       1991
                                                               (In Thousands)
   Common stock:
    Balance at beginning of year.........................   $    278   $    273   $    272
      Issued in connection with public offering..........         17       -          -
      Issued in connection with acquisitions.............          5       -          -
      Issued in connection with dividend reinvestment
        reinvestment plan................................          5          5          1
                                                             -------    -------    -------
    Balance at end of year...............................        305        278        273
                                                             -------    -------    -------
   Additional paid-in capital:
    Balance at beginning of year.........................    204,041    187,532    183,598
      Received in connection with public offering........     58,558       -          -
      Received in connection with acquisitions...........     20,721       -          -
      Received in connection with dividend reinvestment
        reinvestment plan................................     15,279     17,528      3,284
      Common stock issuance expense......................     (1,888)      -          -
      Other..............................................      1,205     (1,019)       650
                                                             -------    -------    -------
    Balance at end of year...............................    297,916    204,041    187,532
                                                             -------    -------    -------
   Reinvested earnings:
    Balance at beginning of year.........................    279,217    271,854    254,133

      Net income.........................................     62,523     58,007     65,930
      Cash dividends ($1.90 per share, $1.86
        per share, and $1.80 per share, repectively).....    (55,626)   (50,201)   (48,090)
      Expense of issuing stock and other.................     (1,369)      (443)      (119)
                                                             -------    -------    -------
    Balance at end of year...............................    284,745    279,217    271,854
                                                             -------    -------    -------
   TOTAL COMMON SHAREOWNERS' INVESTMENT..................   $582,966   $483,536   $459,659
                                                             =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES:

   a. Business and Consolidation:

      WPL Holdings, Inc. (the "company" or "WPLH") is the parent holding company of Wisconsin Power and Light Company ("WP&L") and Heartland Development Corporation ("HDC"). The consolidated financial statements include the company and its consolidated subsidiaries, WP&L and HDC, along with their respective subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform with the current year presentation.

        WP&L is a public utility predominantly engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

        HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental engineering and consulting through the Environmental Holding Company ("EHC") which is the parent company of RMT, Inc. ("RMT"), Jones and Neuse, Inc., Hydroscience, Inc. and Four Nines, Inc., (2) affordable housing and historic rehabilitation through Heartland Properties, Inc. ("HPI") and
      (3) energy related products and services which includes, in addition to Enserv, Inc., the recent acquisition of A&C Enercom, EcoGroup and Entec Consulting, Inc..

   b. Regulation:

      WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin ("PSCW") and the Illinois Commerce Commission have jurisdiction over retail rates, which represent approximately 86 percent of electric revenues plus all gas revenues. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over wholesale electric rates representing the balance of electric revenues. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as WP&L record certain costs and credits allowed in the ratemaking process in different periods than for the unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

   c. Utility Plant and Other Property and Equipment:

      Utility plant and other property and equipment are recorded at original cost and cost, respectively. Utility plant costs include financing costs which are capitalized through the PSCW-approved allowance for funds used during construction ("AFUDC"). The AFUDC capitalization rates approximate WP&L's cost of capital. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

        Normal repairs and maintenance and minor items of utility plant and other property and equipment are expensed. Ordinary utility plant retirements, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and deductions.

   d. Nuclear Fuel:

      Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours ("Kwh") generated.

   e. Revenue:

      WP&L accrues utility revenues for services provided but not yet billed.

   f. Fuel and Purchased Gas:

      An automatic fuel adjustment clause for the FERC wholesale portion of WP&L's electric business operates to increase or decrease monthly rates based on changes in fuel costs. The PSCW retail electric rates provide a range from which actual fuel costs may vary in relation to costs forecasted and used in rates. If actual fuel costs fall outside this range, a hearing may be held to determine if a rate change is necessary, and a rate increase or decrease can result.

        WP&L's base gas cost recovery rates permit the recovery of or refund to all customers for any increases or decreases in the cost of gas purchased from WP&L's suppliers through a monthly purchased gas adjustment clause.

   g. Cash and Equivalents:

      The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.

   h. Income Taxes:

      The company files a consolidated federal income tax return. Under the terms of an agreement between WPLH and its subsidiaries, WP&L and HDC calculate their respective federal tax provisions and make payments to WPLH as if they were separate taxable entities. Beginning in 1993, the company fully provides deferred income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS 109"), to reflect tax effects of reporting book and tax items in different periods.

   NOTE 2.  DEPRECIATION:

   The company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates as follows:

                             Electric     Gas       Water     Common
                             --------     ---       -----     ------
              1993             3.6%       3.7%       2.5%       7.3%
              1992             3.4        3.7        2.6        7.1
              1991             3.4        3.7        2.6        6.9

   Estimated useful lives related to other property and equipment are from three to 12 years for equipment and 31.5 to 40 years for buildings.

   NOTE 3.  NUCLEAR OPERATIONS:

   Depreciation expense related to the Kewaunee Nuclear Power Plant includes a provision for the decommissioning of the plant which totaled $6.1 million, $3.9 million and $4.1 million in 1993, 1992 and 1991, respectively. Wisconsin utilities with ownership of nuclear generating plants are required by the PSCW to establish external trust funds to provide for plant decommissioning. The market value of the investments in the funds established by WP&L at December 31, 1993 and 1992, totaled $45.1 million and $42.8 million, respectively. WP&L's share of the decommissioning costs is estimated to be $149 million (in 1993 dollars, assuming the plant is operating through 2013) based on a 1992 study, using the immediate dismantlement method of decommissioning.

            Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy ("DOE") is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at the Kewaunee Nuclear Power Plant. Currently there is on-site storage capacity for spent fuel through the year 1999. Nuclear fuel, net, at December 31 1993 and 1992, consists of (In Thousands of Dollars):

                                          1993              1992
                                          ----              ----
     Original cost of nuclear fuel      $147,325          $140,652
     Less--Accumulated amortization      129,325           123,729
                                        --------          --------
     Nuclear fuel, net                  $ 18,000          $ 16,923
                                        ========          ========

            The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41 percent owner of the Kewaunee Nuclear Power Plant, is subject to an overall assessment of approximately $32.5 million per incident for its ownership share of this reactor, not to exceed $4.1 million payable in any given year.

            Through its membership in Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $1.4 billion for loss from damage at the Kewaunee Nuclear Power Plant. In addition, WP&L maintains outage and replacement power insurance coverage totalling $99 million in the event an outage exceeds 21 weeks.

   NOTE 4. PROPERTY:

   a.  Jointly Owned Utility Plants:

            WP&L participates with other Wisconsin utilities in the construction and operation of several jointly owned utility generating plants. The chart below represents WP&L's proportionate share of such plants as reflected in the Consolidated Balance Sheets at December 31, 1993 and 1992 (In Thousands of Dollars):


                                                                        1993                              1992
                                                              -------------------------------   ---------------------------------
                                                              Plant      Accumulated             Plant      Accumulated
                          Ownership   Inservice   Plant MW      in       Provision for            in        Provision for
                          Interest-%     Date     Capacity    Service    Depreciation    CWIP   Service     Depreciation    CWIP
                          ----------     ----     --------    -------    ------------    ----   -------     ------------    ----
    Coal:
     Columbia Energy
       Center               46.2     1975 & 1978    1,023    $159,818        $ 76,602   $1,986  $158,315      $ 72,262     $2,280
     Edgewater Unit 4       68.2        1969          330      49,631          24,160       83    47,226        24,587        178
     Edgewater Unit 5       75.0        1985          380     224,902          58,338       21   230,656        53,215        208

     Nuclear:
       Kewaunee Nuclear
        Power Plant         41.0        1974          535     127,651          68,258      848   127,651        64,219      1,703
                                                              -------         -------    -----   -------       -------      -----
    Total                                                    $562,002        $227,358   $2,938  $563,848      $214,283     $4,369
                                                              =======         =======    =====   =======       =======      =====

            Each of the respective joint owners finances its portion of construction costs. WP&L's share of operations and maintenance expenses is included in the Consolidated Statements of Income.

   b.   Other Property and Equipment:

        As of December 31, 1993 and 1992, other property and equipment, net includes $100.9 million and $94.4 million, respectively, consisting primarily of rental property and equipment associated with HPI's affordable housing and historic rehabilitation project developments.

   c.   Capital Expenditures:

        The company's capital expenditures for 1994 are estimated to total $166.7 million. Substantial commitments have been incurred for such expenditures.

   NOTE 5.  NET ACCOUNTS RECEIVABLE:

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable. These receivables include customer receivables resulting from sales to other public utilities as well as from billings to the co-owners of the jointly owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $100 million of receivables at any time. Consideration paid to the financial organization under this contract includes, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 4.14 percent annual rate during 1993. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 19, 1995, unless extended by mutual agreement.

            As of December 31, 1993 and 1992, proceeds from the sale of accounts receivable totaled $74 million and $69 million, respectively. During 1993, WP&L sold an average of $75.9 million of accounts receivable per month, compared with $68.8 million in 1992.

            As a result of its diversified customer base and WP&L's sale of receivables, the company does not have any significant concentrations of credit risk in the December 31, 1993 net accounts receivable balance.

   NOTE 6.  DEFERRED CHARGES AND OTHER:

   Certain costs are deferred and amortized in accordance with authorized or expected rate-making treatment. As of December 31, 1993 and 1992, deferred charges and other include regulatory created assets and other noncurrent items representing the following (In Thousands of Dollars):

                                                  1993          1992
                                                  ----          ----
       Unamortized debt redemption expense $ 13,178 $15,384 Decontamination and decommissioning costs of Federal enrichment
        facilities                                 6,181        6,150
       Prepaid pension costs                      26,128       21,226
       Conservation loans to WP&L customers
        (at cost which approximates market)       12,236       12,257
       Goodwill                                   21,622         -
       Tax related (see Note 7)                   28,608         -
       Emission allowance credits receivable       5,335        5,335
       Other                                      48,058       27,684
                                                 -------       ------
                                                $161,346      $88,036
                                                ========      =======

   NOTE 7.  INCOME TAXES:

            The following table reconciles the statutory Federal income tax rate to the effective income tax rate:
                                                    1993     1992     1991
                                                    ----     ----     ----
     Statutory Federal income tax rate              35.0%    34.0%    34.0%
     State income taxes, net of federal benefit      5.1      7.0      5.0
     Investment tax credits restored                (2.1)    (2.7)    (2.2)
     Amortization of excess deferred taxes          (1.7)    (1.8)    (1.6)
     Affordable housing and historical tax
                credits                             (5.7)    (7.5)    (1.9)
     Other differences, net                         (3.2)     (.6)     (.4)
                                                    ----     ----     ----
     Effective income tax rate                      27.4%    28.4%    32.9%
                                                    ====     ====     ====

            The breakdown of income tax expense as reflected in the Consolidated Statements of Income is as follows (In Thousands of Dollars):

                                                1993       1992      1991
                                                ----       ----      ----
     Income taxes:
         Current Federal                      $20,725    $19,703   $26,775
         Current state                          6,500      5,343     5,904
         Deferred                               5,015      8,124     4,571

         Investment tax credit
           restored                            (1,967)    (2,125)   (2,141)
         Affordable housing and historical
           tax credits                         (5,217)    (7,788)   (2,719)
                                              -------    -------   -------
                                              $25,056    $23,257   $32,390
                                              =======    =======   =======

            Items which resulted in deferred income tax expense are as follows (In Thousands of Dollars):

                                                        1992      1991
                                                        ----      ----
         Utility plant timing differences              $4,104    $4,317
         Qualified nuclear decommissioning trust
           contribution                                   709       709
         Employee benefits                              2,081     2,105
         Other, net                                     1,230    (2,560)
                                                       ------    ------
                                                       $8,124    $4,571
                                                       ======    ======

    The temporary differences that resulted in accumulated deferred income tax assets and liabilities as of December 31, 1993 are as follows (In Thousands of Dollars):

                                                        Deferred Tax
                                                          (Assets)
                                                         Liabilities
                                                        ------------
        Accelerated depreciation and other
         plant related                                    $171,993
        Excess deferred taxes                               22,744
        Unamortized investment tax credits                 (22,812)
        Allowance for equity funds used during
         construction                                       13,518
        Regulatory liability                                19,179
        Other                                                8,222
                                                          --------
                                                          $212,844
                                                          ========

   Changes in WP&L's deferred income taxes arising from the adoption of SFAS 109 represent amounts recoverable or refundable through future rates and have been recorded as net regulatory assets totalling approximately $29 million on the Consolidated Balance Sheets. These net regulatory assets are being recovered in rates over the estimated remaining useful lives of the assets to which they pertain.

            As part of HPI's investments in affordable housing, HPI is eligible to claim affordable housing and historic rehabilitation credits. These tax credits can be recognized to the extent the company has consolidated taxes payable against which the qualifying credits can be benefitted.

   NOTE 8.  EMPLOYEE BENEFIT PLANS:

   a.  Pension Plans:

         WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. WP&L's funding policy is to contribute at least the statutory minimum to a trust.

            The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The discount rate used in determining those benefit obligations was 7.25 percent for 1993, and 8 percent for 1992 and 1991. The long-term rate of return on assets used in determining those benefit obligations was 9.75 percent for 1993 and 10 percent for 1992 and 1991.

            The following table sets forth the funded status of the WP&L plans and amounts recognized in the company's Consolidated Balance Sheets at December 31, 1993 and 1992 (In Thousands of Dollars):

                                                      1993        1992
                                                      ----        ----
     Accumulated benefit obligation--
       Vested benefits                             $(135,303)   $(119,883)
       Nonvested benefits                             (2,962)        (869)
                                                   ---------    ---------
                                                   $(138,265)   $(120,752)
                                                   =========    =========
     Projected benefit obligation                  $(164,271)   $(144,760)
     Plan assets at fair value, primarily
       common stocks and fixed income
       securities                                    183,881      164,771
                                                   ---------    ---------
     Plan assets in excess of projected benefit

       obligation                                     19,610       20,011
     Unrecognized net transition asset               (21,823)     (24,270)
     Unrecognized prior service cost                   7,691        9,510
     Unrecognized net loss                            20,650       15,975
                                                   ---------    ---------
     Prepaid pension costs, included in
       deferred charges and other                  $  26,128    $  21,226
                                                   =========    =========

     The net pension (benefit) recognized in the Consolidated Statements of Income for 1993, 1992 and 1991 included the following components (In Thousands of Dollars):

                                              1993       1992       1991
                                              ----       ----       ----
     Service cost                          $  4,263   $  3,912    $  3,167
     Interest cost on projected benefit
       obligation                            11,614     10,615       9,469
     Actual return on assets                (24,759)   (12,143)    (30,035)
     Amortization and deferral                8,430     (5,317)     14,603
                                           --------   --------    --------
     Net pension (benefit)                 $   (452)  $ (2,933)   $ (2,796)
                                           ========   ========    ========

   b.    Postretirement Health-care and Life Insurance:

         Effective January 1, 1993, the company prospectively adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"
     ("SFAS 106"). SFAS 106 establishes standards of financial accounting and reporting for the company's postretirement health-care and life insurance benefits. SFAS 106 requires the accrual of the expected cost of such benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L has elected delayed recognition of the transition obligation and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates and wholesale rates under current regulatory practices.

         For 1993, the annual net postretirement benefits costs recognized in the Consolidated Statements of Income consist of the following components (In Thousands of Dollars):

          Service cost                                   $ 1,463
          Interest cost on projected benefit
           obligation                                      3,151
          Actual return on plan assets                      (696)
          Amortization of transition obligation            1,560
          Amortization and deferral                          (27)
                                                         -------
          Net postretirement benefits cost               $ 5,451
                                                         =======

     The following table sets forth the plans' funded status (In Thousands of Dollars):

                                                            1993
                                                            ----
       Accumulated postretirement benefit obligation--
        Retirees                                         $ (27,358)
        Fully eligible active plan participants             (5,429)
        Other active plan participants                      (9,980)
                                                         ---------
       Accumulated benefit obligation                      (42,767)
       Plan assets at fair value                             7,073
                                                         ---------
       Accumulated benefit obligation
         in excess of plan assets                         $(35,694)
       Unrecognized transition obligation                   29,638
       Unrecognized loss                                     2,025
                                                         ---------
       Accrued postretirement benefits liability          $ (4,031)
                                                         =========

         The postretirement benefits cost components for 1993 were calculated assuming health care cost trend rates ranging from 12.5 percent for 1993 and decreasing to 5 percent by the year 2002. The health care cost trend rate considers estimates of health care inflation, changes in utilization or delivery, technological advances, and changes in the health status of the plan participants. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $2.54 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $.4 million.

         The assumed discount rate used in determining the accumulated postretirement obligation was 7.25 percent. The long-term rate of return on assets was 9.50 percent. Plan assets are primarily invested in common stock,bonds and fixed income securities. The company's funding policy is to contribute the tax advantaged maximum to a trust.

         The costs for the postretirement health-care and life insurance benefits, based on an actuarial determination, were $1,335,000 and $1,078,000, respectively, for 1992 and 1991.

   c. Other Postemployment Benefits:

         In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of adopting SFAS 112, which must be adopted January 1, 1994, will not be material.

   NOTE 9. CAPITALIZATION:

   a. Common Shareowners' Investment:

      During 1993, 1992 and 1991, respectively, the company issued 451,233, 528,142 and 122,110 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, generating proceeds of $15.3 million, $17.5 million and $3.3 million, respectively.

         On April 27, 1993, a public offering of 1.65 million newly issued shares of the company's common stock, priced at $35.50 per share, raised net proceeds of $56.7 million. The proceeds were used by the company to refinance short-term debt and for general corporate purposes including construction.

         In February 1989, the Board of Directors of the company declared a dividend distribution of one common stock purchase right ("right") on each outstanding share of the company's common stock. Each right would initially entitle shareowners to buy one-half of one share of the company's common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by the company.

         Authorized shares of common stock total 100,000,000 as of December 31, 1993, and can be categorized as follows:
                                                            No. Of Shares
                                                            -------------
         Issued and outstanding                               30,438,654
         Reserved for issuance for
           Dividend Reinvestment and Stock Purchase Plan         891,874
         Common Stock Rights Agreement                        15,665,264
         Unreserved                                           53,004,208
                                                             -----------
           Total authorized                                  100,000,000
                                                             ===========

              A retail rate order effective October 1, 1993, requires WP&L to maintain a utility common equity level of 50.31 percent of total utility capitalization during the test year August 1, 1993 to July 31, 1994. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the company that are in excess of the level forecasted in the projected test year ($56.8 million), if such dividends would reduce WP&L's average common equity ratio below
         50.31 percent.

   b.    Preferred Stock:

         On October 27, 1993, WP&L issued two new series of preferred stock through two separate public offerings. The 6.2% Series is non-redeemable for ten years and the 6.5% Series is non-redeemable for five years. The proceeds from the sale were used to retire 150,000 shares of 7.56% Series and 149,865 shares of 8.48% Series preferred stock.

   c.    Long-term Debt:

         During 1992, WP&L issued $279 million of first mortgage bonds, of which $235 million was used to refinance the principal of existing series in order to take advantage of lower interest rates. The remaining proceeds were used for the payment of short-term debt and general corporate purposes.

              Substantially all of WP&L's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt are as follows: $.7 million in 1994, $1.6 million in 1995, $3.3 million in 1996, $56.7 million in 1997 and $11.2 million in 1998.

              The fair value of the company's long-term debt, including variable rate demand bonds, is estimated at $518,251,000 and $475,909,000 as of December 31, 1993 and 1992, respectively, based on the quoted market prices for similar issues or on the current rates offered to the company for similar debt.

   NOTE 10. COMMITMENTS AND CONTINGENCIES:

   a.  Coal Contract Commitments:

         To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $263 million through December 31, 2004. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts or recover in rates any demand or take-or-pay costs if minimum purchase obligations are not met. Minimum purchase obligations on these contracts over the next five years are estimated to be $67 million in 1994 and $27 million in 1995, 1996, 1997 and 1998, respectively.

   b.  Purchased Power:

         Under firm purchase power contracts, WP&L is obligated to pay $11 million, $8 million, $5 million, $7 million and $14 million in 1994, 1995, 1996, 1997 and 1998, respectively. For 1994, this represents 2,515 megawatts of capacity. Purchase obligations on these purchase power contracts total approximately $169 million through December 31, 2007.

   c.  Manufactured Gas Plant Sites:

         Historically, WP&L has owned 11 properties that have been associated with the production of manufactured gas. Currently, WP&L owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WP&L initiated investigation of these manufactured gas plant sites. The Wisconsin Department of Natural Resources ("DNR") has been involved in reviewing preliminary investigation plans and has received reports regarding these investigations. Based on the results of WP&L's preliminary investigations, WP&L recorded an estimated liability and corresponding deferred charge of approximately $15 million as of December 31, 1991.

              In 1992, and into the beginning of 1993, WP&L continued its investigations and studies. WP&L confirmed that there was no contamination at two of the sites and received a close out letter from the DNR related to one of those sites and requested a close out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WP&L completed more current cost estimates for the environmental remediation of the eight remaining sites. The results of this more current analysis indicated that during the next 35 years, WP&L will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

              Based on the cost estimate set forth above, which assumes a 4 percent average inflation over the 35 year period, WP&L will spend approximately $4.2 million, $1.5 million, $2.1 million, $4.4 million and $4.2 million in 1994 through 1998, respectively. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

              With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of incurred environmental costs deferred to date.

              Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   d.  FERC Order No. 636:

         In 1992 the FERC issued Order No. 636 and 636-A which requires interstate pipelines to restructure their services. Under these orders, existing pipeline sales service would be "unbundled" such that gas supplies would be sold separately from interstate transportation services (pipelines serving WP&L implemented new services November 1, 1993). Pipelines will, however, seek to recover from their customers certain transition costs associated with restructuring. Any such recovery would be subject to prudence hearings at the FERC and state regulatory commissions.

   NOTE 11. SHORT-TERM DEBT AND LINES OF CREDIT:

   The company and its subsidiaries maintain bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $100 million, $70 million and $52.5 million as of December 31, 1993, 1992 and 1991, respectively. Information regarding short-term debt and lines of credit is as follows (In Thousands of Dollars):

                                                        1993        1992          1991
                                                        ----        ----          ----
   As of end of year--
     Lines of credit borrowings                     $ 2,000       $     -        $     -
     Commercial paper outstanding                   $49,000       $26,000        $23,000
     Notes payable outstanding                      $40,954       $44,095        $29,326
     Compensating balance requirements              $     -       $     -        $    75
     Discount rates on commercial paper            3.24%-3.40%   3.15%-3.90%   4.68%-5.50%
     Interest rates on notes payable               3.34%-3.35%   3.46%-3.62%   4.74%-8.96%

   For the year ended--
     Maximum month-end amount of short-term debt    $92,000       $70,155        $55,350
     Average amount of short-term debt
       (based on daily outstanding balances)        $56,250       $41,882        $24,323
     Average interest rate on short-term debt         3.33%         3.78%          7.42%



   NOTE 12. SEGMENT INFORMATION:

   The following table sets forth certain information relating to the company's consolidated operations (In Thousands of Dollars).


                                                     Year Ended December 31,
                                             ------------------------------------
                                                 1993         1992          1991

                                                 ----         ----          ----
     Operation information:
        Customer revenues--
          Electric                           $  503,187   $  477,735     $  488,552
          Gas                                   138,384      119,362        117,775
          Environmental engineering
           and consulting                        81,396       67,533         56,702
          Other                                  50,090        8,643          6,520
                                             ----------   ----------     ----------
          Total operating revenues           $  773,057   $  673,273     $  669,549
                                             ==========   ==========     ==========
        Operating income (loss)--
          Electric                           $  118,785   $  109,459     $  116,339
          Gas                                    10,431        8,724         15,070
          Environmental engineering
           and consulting                         4,219        3,542          3,725
          Other (a)                              (7,252)      (3,766)        (2,529)
        Other income and (deductions), net        2,344        4,741          4,331
        Interest expense, net                   (37,020)     (37,625)       (34,805)
        Income taxes                            (25,056)     (23,257)       (32,390)
        Preferred stock dividends of
          subsidiary                             (3,928)      (3,811)        (3,811)
                                             ----------   ----------     ----------
             Net income                      $   62,523   $   58,007     $   65,930
                                             ==========   ==========     ==========
     Investment information:
        Identifiable assets, including
         allocated common plant at
         December 31--
          Electric                           $1,170,010   $1,064,418     $1,014,032
          Gas                                   228,257      210,965        122,176
          Environmental engineering
           and consulting                        40,124       31,400         28,908
          Other                                 323,508      259,115        218,383
                                             ----------   ----------     ----------
             Total assets                    $1,761,899   $1,565,898     $1,383,499
                                             ==========   ==========     ==========
     Other information:
        Construction and nuclear fuel
         expenditures--
          Electric                           $  139,805   $  113,252     $   86,829
          Gas                                    18,876       13,974          9,856
          Other                                  18,538       45,606         43,449
                                             ----------   ----------     ----------
             Total construction and

              nuclear fuel expenditures      $  177,219   $  172,832     $  140,134
                                             ==========   ==========     ==========
        Provision for depreciation--
          Electric                           $   53,398   $   49,554     $   45,319
          Gas                                     7,329        6,578          6,038
          Other                                   8,385        3,817          2,788
                                             ----------   ----------     ----------
             Total provision for
              depreciation                   $   69,112   $   59,949     $   54,145
                                             ==========   ==========     ==========

     (a)  Excludes the effects of affordable housing and historical tax credits of $5.2 million, $7.8 million and $2.7 million in
          1993, 1992 and 1991, respectively.

   NOTE 13.  ACQUISITIONS:

   On August 31, 1993, the company issued 515,993 shares of company common stock in exchange for the outstanding common and preferred stock of Jones and Neuse, Inc. ("JN"), a 250-employee environmental consulting and engineering service firm based in Austin, Texas. This transaction was accounted for as a pooling of interests and all prior periods have been restated accordingly; such restatement was not material. The company intends to position JN as a service region of its own 550-employee environmental consulting and engineering company, RMT, a subsidiary of HDC.

            In February 1993, HDC acquired A&C Enercom Consultants, Inc. ("A&C"), a Georgia corporation, for cash and new shares of the company's common stock. A&C provides demand side management and energy related consulting services, primarily to public electric and gas utility companies.

   NOTE 14.  CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

   Seasonal factors significantly affect WP&L and, therefore, the data presented below should not be expected to be comparable between quarters nor necessarily indicative of the results to be expected for an annual period.

              The amounts below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the company, for a fair presentation of the data.

                           Operating   Operating                Earnings
   Quarter Ended           Revenues      Income     Net Income  Per Share
                           --------    ---------    ----------  ---------
                              (In Thousands except for Per Share Data)
   1993:
   March 31 (*)            $209,250     $36,490      $19,766     $.70
   June 30 (*)              173,631      19,872        7,190      .24
   September 30             173,869      29,358       13,258      .44
   December 31              216,307      40,463       22,309      .73

   1992 (*):
   March 31                $184,346     $36,223      $18,653     $.69
   June 30                  147,146      17,464        7,268      .26
   September 30             156,516      25,624       12,290      .44
   December 31              185,265      38,648       19,796      .71


   (*) The financial information presented has been restated to reflect the pooling of JN (see Note 13).


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 relating to directors and nominees for election as directors at the company's 1994 Annual Meeting of Shareowners is incorporated herein by reference to the information under the caption "Election of Directors" in the company's Proxy Statement (the "1994 Proxy Statement") filed with the Securities and Exchange Commission. The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by Item 10 relating to delinquent filers is incorporated herein by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1994 Proxy Statement.

   ITEM 11.  EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers" in the 1994 Proxy Statement.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in the 1994 Proxy Statement.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the information under the caption "Election of Directors" in the 1994 Proxy Statement.

                                     PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

   (a) (1)  Consolidated Financial Statements

            Included in Part II of this report:

                 Report of Independent Public Accountants on Schedules

                 Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

                 Consolidated Balance Sheets, December 31, 1993 and 1992

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

                 Consolidated Statements of Capitalization, December 31, 1993 and 1992

                 Consolidated Statements of Common Shareowners' Investment

                 Notes to Consolidated Financial Statements

   (a) (2)  Financial Statement Schedules

            For each of the years ended December 31, 1993, 1992 and 1991

            Schedule II.        Amounts Receivable from Related Parties
            Schedule III.       Parent Company Financial Statements
            Schedule V.         Property Plant and Equipment
            Schedule VI. Accumulated Provision for Depreciation and Accumulated Amortization of Nuclear Fuel
            Schedule VIII.      Valuation and Qualifying Accounts and
                                 Reserves
            Schedule X.         Supplementary Income Statement Information

            All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

   (a)(3)   Exhibits Required by Securities and Exchange Commission
   Regulation S-K


            The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

            3A* Restated Articles of Incorporation (Exhibit 4.1 to the company's Form S-3 Registration Statement No. 33-59972)

            3B*    By-Laws of as revised to January 1, 1993

            4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962,
                   August 1, 1968, June 1, 1969, October 1, 1970, July 1,
                   1971, April 1, 1974, December 1, 1975, May 1, 1976,
                   May 15, 1978, August 1, 1980, January 15, 1981, August 1,
                   1984, January 15, 1986, June 1, 1986, August 1, 1988,
                   December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992
                   (Second Amended Exhibit 7(b) in File No. 2-7361; Amended
                   Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended
                   Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File
                   No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended
                   Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File
                   No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
                   Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File
                   No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended
                   Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File
                   No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988,
                   Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended
                   Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's
                   Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's
                   Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

            10A*#  Executive Tenure Compensation Plan as revised November
                   1992

            10B*#  Form of Supplemental Retirement Plan, as revised November
                   1992

            10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (Exhibit 10C to the company's Form 10-K for the year ended December 31, 1990)

            10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992

            10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993

            10F*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992

            10H*#  Management Incentive Plan

            10I*# Deferred Compensation Plan for Directors, as adopted June 27, 1990

            12 Computation of ratio of earnings to fixed charges and preferred dividend requirements after taxes

            21     Subsidiaries of the company

            23     Consent of Independent Public Accountants

            99     1994 Proxy Statement for the Annual Meeting of
                   Shareowners to be held May 18, 1994

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the company.

            # - A management contract or compensatory plan or arrangement.

   (b)         Reports on Form 8-K.

               1. WP&L filed a report on Form 8-K dated October 20, 1994, which reported, under "Item 5. Other Events", the agreement to sell: (i) 150,000 shares of its 6.2% Preferred Stock, with a stated value of $100, in a public offering through Goldman, Sachs & Co.; and (ii) 599,460 shares of its 6.5% Preferred Stock, with a stated value of $25 in a public offering through Robert W. Baird & Co. Incorporated.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 1994.

                                    WPL HOLDINGS, INC.

                                    By: /s/ Erroll B. Davis, Jr.
                                            Erroll B. Davis, Jr.
                                            President and Chief Executive
                                            Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February 1994.



   /s/ Erroll B. Davis, Jr.                  President, Chief Executive
   Erroll B. Davis, Jr.                      Officer and Director (principal
                                             executive officer)

   /s/ Edward M. Gleason                     Vice President, Treasurer and
   Edward M. Gleason                         Corporate Secretary (principal
                                             financial officer)

   /s/ Daniel A. Doyle                       Controller and Treasurer -
   Daniel A. Doyle                           Wisconsin Power and Light
                                             Company (principal accounting
                                             officer)

   /s/ L. David Carley      Director         /s/ Milton E. Neshek  Director
   L. David Carley                           Milton E. Neshek


   /s/ Rockne G. Flowers    Director         /s/ Henry C. Prange   Director
   Rockne G. Flowers                         Henry C. Prange


   /s/ Donald R. Haldeman   Director         /s/ Henry F. Scheig   Director
   Donald R. Haldeman                        Henry F. Scheig


   /s/ Katharine C. Lyall   Director         /s/ Carol T. Toussaint  Director
   Katharine C. Lyall                        Carol T. Toussaint


   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To WPL Holdings, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1993 Form 10-K of WPL Holdings, Inc. and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules II, III, V, VI, VIII and X are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






   Milwaukee, Wisconsin,                               ARTHUR ANDERSEN & CO.
   January 28, 1994.

                               INDEX TO SCHEDULES



                               WPL HOLDINGS, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


   FINANCIAL STATEMENT SCHEDULES:

     II.       Amounts Receivable from Related Parties
    III.       Parent Company Financial Statements
      V.       Property Plant and Equipment
     VI. Accumulated Provision for Depreciation and Accumulated Amortization of Nuclear Fuel
   VIII.       Valuation and Qualifying Accounts and Reserves
      X.       Supplementary Income Statement Information


   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.


                                                             SCHEDULE II
                                                 WPL HOLDINGS, INC. AND SUBSIDIARIES
                                               AMOUNTS RECEIVABLE FROM RELATED PARTIES
   COL. A          COL. B        COL. C                COL.D                  COL. E
                                                                           Balance at end
                                                   Deductions                of period
                   Balance                       (1)        (2)          (1)          (2)
   Name of         at beg.                     Amounts    Amounts
   debtor          of year      Additions     collected  written off   Current    Not Current

                                                    Year Ended December 31, 1993


   Lance Ahearn    $228,839     $ 99,577        $--         $--         $--        $328,416
                   ========     ========        ===         ===         ===        ========

                                                    Year Ended December 31, 1992


   Lance Ahearn    $ 77,424     $151,415        $--         $--         $--        $228,839
                   ========     ========        ===         ===         ===        ========

                                                    Year Ended December 31, 1991


   Lance Ahearn    $  --        $ 77,424        $--         $--         $--        $ 77,424
                   ========     ========        ===         ===         ===        ========

   The loan between HDC and Mr. Ahearn represents income taxes withheld in connection with shares vesting as a part of an employment agreement. The loan is to be in effect at market rates and is payable on July 1, 1994.

                            SCHEDULE III - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                            Years ended December 31,

                                                    1993      1992         1991
                                                                (In thousands)

   Income:
     Cash dividends..........................     $ 56,068  $ 51,385     $ 49,599
     Undistributed subsidiary earnings:
      Heartland Development Corporation......        1,337       857        2,838
      Wisconsin Power and Light Company......        5,850     4,243       14,503
     Investment income and other.............           33       182          297
                                                  --------  --------     --------
                                                    63,288    56,667       67,237
                                                  --------  --------     --------
   Expenses:
     Operating (Note D)......................        1,018        90        1,627
     Interest and other......................          805       658          823
                                                  --------  --------     --------
                                                     1,823       748        2,450
                                                  --------  --------     --------
   Income before income tax benefit..........       61,465    55,919       64,787
                                                  --------  --------     --------
   Income tax benefit (expense):
     Current.................................          750       372          877
     Deferred................................          308       730         (730)
                                                  --------  --------     --------
                                                     1,058     1,102          147
                                                  --------  --------     --------
   Net income................................       62,523    57,021       64,934

   Reinvested earnings, beginning of year....      276,968   270,266      253,541
     Cash dividends .........................      (55,626)  (50,201)     (48,090)
     Expense of issuing preferred stock......       (1,082)       --           --
     Other ..................................        1,962      (118)        (119)
                                                  --------  --------     --------
   Reinvested earnings at end of year........     $284,745  $276,968     $270,266
                                                  ========  ========     ========

        The accompanying notes are an integral part of these statements.

                            SCHEDULE III - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                                  BALANCE SHEET
                                As of December 31

                                                             1993         1992
                                                            (In thousands)
      ASSETS

   Current assets:
     Cash and equivalents...............................  $  8,642     $    339
     Accounts receivable - affiliates (Note B)..........       109          275
     Notes receivable - affiliates (Note B).............    24,948       27,385
                                                          --------     --------
                                                            33,699       27,999
                                                          --------     --------
   Accounts receivable from WPL Holdings DRIP...........       150          150
                                                          --------     --------
   Tax benefit receivable...............................     2,156        3,256
                                                          --------     --------
   Property and equipment...............................     1,023        1,035
                                                          --------     --------
   Investments and other................................       677           97
                                                          --------     --------
   Investments in Subsidiaries, at equity:
     Heartland Development Corporation..................    71,439       31,281

     Wisconsin Power and Light Company..................   522,667      456,500
                                                          --------     --------
                                                           594,106      487,781
                                                          --------     --------
   Deferred income taxes................................       372           --
                                                          --------     --------
   Total Assets.........................................  $632,183     $520,318
                                                          ========     ========

      LIABILITIES AND CAPITALIZATION

   Current liabilities:
     Short term debt (Note C)...........................  $ 32,958     $ 19,151
     Accounts payable - affiliates (Note B).............     4,727        8,525
     Accounts payable...................................         3            3
     Accrued taxes......................................       (94)           -
     Accrued interest and other.........................       739          703
     Dividends payable..................................       148          313
                                                          --------     --------
                                                            38,481       28,695
                                                          --------     --------
   Long-term debt.......................................    10,463       10,463
   Deferred taxes.......................................       273          209
                                                          --------     --------
                                                            10,736       10,672
                                                          --------     --------
   Capitalization:
      Common shareowners' investment:
       Common stock, $.01 par value, authorized
         100,000,000 shares; issued and outstanding--
         30,438,654 shares and 27,828,798 shares........       305          273
       Additional paid-in-capital.......................   297,916      203,710
       Reinvested earnings..............................   284,745      276,968
                                                          --------     --------
         Total capitalization...........................   582,966      480,951
                                                          --------     --------
   Total Capitalization and Liabilities.................  $632,183     $520,318
                                                          ========     ========

         The accompanying notes are an integral part of this statement.


                            SCHEDULE III - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                             STATEMENT OF CASH FLOWS
                            Years Ended December 31,

                                                                  1992       1991        1990
                                                                        (In thousands)
   Cash flows generated from (used for) operating activities:
     Net income.........................................        $ 62,523   $ 57,021   $ 64,934
     Undistributed earnings of subsidiaries.............          (7,187)    (5,100)   (17,341)
     Equity Investments in subsidiaries and other.......         (77,196)   (17,818)    (7,220)
     Depreciation.......................................              12          3       -
     Deferred income taxes..............................            (308)      (730)       730
     Changes in assets and liabilities:
      Receivables.....................................             3,703    (11,218)   (18,277)
      Investments.....................................              (553)       780      1,816
      Accounts payable................................            (3,798)     5,747       (376)
      Accrued taxes...................................               (94)      (199)       199
      Accrued interest and other......................                36        368         63
      Dividends payable...............................              (165)       (10)        55
      Other...........................................               (27)       (16)       182
                                                                --------   --------   --------
        Net cash generated from (used for)
         operating activities.........................           (23,054)    28,828     24,765
                                                                --------   --------   --------
   Cash flows generated from (used for) financing
    activities:
     Issuance of common stock...........................          58,575       -          -
     Common stock issuance expense......................          (1,888)      -          -
     Issuance of long-term debt.........................            -          -        10,000
     Long-term debt maturities..........................            -           (57)      -
     Net change in short term debt......................          13,807      3,773      5,760
     Common stock cash dividends........................         (40,342)   (32,668)   (44,805)
     Other..............................................           1,205     (1,144)       650
                                                                --------   --------   --------
        Net cash generated from (used for)
         financing activities.........................            31,357    (30,096)   (28,395)
                                                                --------   --------   --------
   Cash flows (used for) investing activities:
     Purchase of property and equipment.................            -           (39)      -
                                                                --------   --------   --------

        Net cash (used for) investing activities......              -           (39)      -
                                                                --------   --------   --------

   Net increases (decreases) in cash and equivalents....           8,303     (1,307)    (3,630)
   Cash and equivalents at beginning of year............             339      1,646      5,276
                                                                --------   --------   --------
   Cash and equivalents at end of year..................        $  8,642   $    339   $  1,646
                                                                ========   ========   ========

   Supplemental disclosures of cash flow information:
     Cash paid during the year for:
      Interest on debt................................          $    627   $    658   $    750
      Income taxes....................................          $ 14,685   $ 17,411   $ 24,786
     Noncash financing activities:
      Dividends reinvested............................          $ 15,284   $ 17,533   $  3,285

         The accompanying notes are an integral part of this statement.

                            SCHEDULE III - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
         Supplemental Notes to Parent Company Only Financial Statements



     The following are supplemental notes to the WPL Holdings, Inc. (the "Company") Parent Company Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the WPL Holdings, Inc. 1993 Annual Report, which are hereby incorporated herein by reference:

   Note A. The parent company files a consolidated Federal income tax return with its subsidiaries.

   Note B. Net amounts due to (due from) affiliates result from intercompany transactions including loans, federal income tax liabilities and an administrative allowance.

   Note C.  Information regarding short-term debt is as follows:

                                             1993       1992
                                              (In Thousands)

   As of end of year:
     Notes payable outstanding..........   $32,958     $19,151
     Interest rates on notes payable....      3.58%       3.62%
   For the year ended:
     Maximum month-end amount of
     short-term debt..................     $36,000     $22,600
     Average amount of short-term debt..   $25,827     $19,722
     Average interest rate on short-
     term debt.........................       3.37%       3.93%

   Note D. During 1993, 1992 and 1991, Wisconsin Power and Light Company allocated and billed certain administrative and general expenses to using an allocation method approved by the Public Service Commission of Wisconsin. These expenses totalled $777,000, $867,000 and $886,000 during 1993, 1992 and 1991, respectively.

                                   Schedule  V
                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                 UTILITY PLANT AND OTHER PROPERTY AND EQUIPMENT

                                DECEMBER 31, 1993
                                 (In Thousands)

      COLUMN A                 COLUMN B     COLUMN C     COLUMN D        COLUMN E     COLUMN F
                                                                           Other
                               Balance at               Retirements       Changes    Balance at
                               Beginning    Additions     or Sales       Debit or       Close
   Classification               of Period    at Cost      at Cost        (Credit)     of Period
   Plant in service--
     Electric--
     Organization.........      $    51      $    --     $     --       $    --    $       51
     Steam production.....      534,058        6,960       (3,352)       12,604       550,270
     Nuclear production...      123,753        1,982         (212)           --       125,523
     Hydraulic production.       10,142          144          (11)           --        10,275
     Other production.....       17,508            9           --            --        17,517
     Transmission.........      178,642        9,314       (2,457)        4,633       190,132
     Distribution.........      408,950       85,987       (6,664)       (4,643)      483,630
     General..............       38,682        9,319       (5,211)            9        42,799
     Completed work not
       classified.........      130,532      (32,028)          --            --        98,504
     Acquisition adjmt....        1,026       (1,026)          --            --            --
                              ---------     --------     --------       -------    ----------

       Total electric.....    1,443,344       80,661      (17,907)       12,603     1,518,701
                              ---------     --------     --------       -------    ----------
     Gas--
     Organization.........           10           --           --            --            10
     Manufactured gas
       production.........           99           --           (7)           --            92
     Distribution.........      152,803       19,229       (2,438)          276       169,870
     General..............        3,314        1,302         (144)           --         4,472
     Completed work not
       classified.........       23,507       (3,668)          --            --        19,839
                              ---------     --------     --------       -------    ----------
       Total gas..........      179,733       16,863       (2,589)          276       194,283
                              ---------     --------     --------       -------    ----------
     Water................       19,542        1,006         (160)           49        20,437
                              ---------     --------     --------       -------    ----------
     Common...............       93,973       12,412         (173)          591       106,803
                              ---------     --------     --------       -------    ----------
                             $1,736,592     $110,942     $(20,829)(a)   $13,519    $1,840,224
                              =========     ========     ========       =======    ==========
   Construction work
    in progress--
     Electric.............   $   54,316      $13,093     $     --       $    --    $   67,409
     Gas..................        2,510       (2,124)          --            --           386
     Water................          221          312           --            --           533
     Common...............        1,926        5,478           --            --         7,404
                             ----------      -------     --------       -------    ----------
                             $   58,973      $16,759     $     --       $    --    $   75,732
                             ==========      =======     ========       =======    ==========
   Nuclear fuel..........    $  140,652      $ 6,673     $     --       $    --    $  147,325
                             ==========      =======     ========       =======    ==========
   Other property and
      equipment..........    $  118,570      $21,690     $(17,280)      $12,224    $  135,204
                             ==========      =======     ========       =======    ==========

   (a)  Includes $7,705 of land sales.

                                   Schedule  V
                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                 UTILITY PLANT AND OTHER PROPERTY AND EQUIPMENT

                                DECEMBER 31, 1992
                                 (In Thousands)


      COLUMN A                 COLUMN B     COLUMN C     COLUMN D        COLUMN E     COLUMN F
                                                                           Other
                               Balance at               Retirements       Changes    Balance at
                               Beginning    Additions     or Sales       Debit or       Close
   Classification               of Period    at Cost      at Cost        (Credit)     of Period
   Plant in service--
     Electric--
     Organization.........      $    51      $    --     $     --         $  --    $       51
     Steam production.....      534,346        3,595       (3,883)           --       534,058
     Nuclear production...      123,441        1,001         (689)           --       123,753
     Hydraulic production.       10,091           52           (1)           --        10,142
     Other production.....       17,508           --           --            --        17,508
     Transmission.........      174,687        4,431         (471)           (5)      178,642
     Distribution.........      382,323       31,642       (6,253)        1,238       408,950
     General..............       34,613        6,317         (975)       (1,273)       38,682
     Completed work not
       classified.........      111,107       19,425           --            --       130,532
     Acquisition adjmt....        1,758         (732)          --            --         1,026
                              ---------       ------     --------       -------    ----------
       Total electric.....    1,389,925       65,731      (12,272)          (40)    1,443,344
                              ---------       ------     --------       -------    ----------
     Gas--
     Organization.........           10           --           --            --            10
     Manufactured gas
       production.........          169           --          (14)          (56)           99
     Distribution.........      135,794       18,574       (1,567)            2       152,803
     General..............        3,064          255           (5)           --         3,314
     Completed work not
       classified.........       32,625       (9,118)          --            --        23,507
                              ---------       ------     --------       -------    ----------
       Total gas..........      171,662        9,711       (1,586)          (54)      179,733
                              ---------       ------     --------       -------    ----------
     Water................       18,691        1,033         (182)           --        19,542
                              ---------       ------     --------       -------    ----------
     Common...............       84,668        9,845         (634)           94        93,973
                              ---------       ------     --------       -------    ----------
                             $1,664,946      $86,320     $(14,674)(a)   $     0    $1,736,592
                              =========       ======     ========       =======    ==========
   Construction work
    in progress--
     Electric.............   $   23,039      $31,277     $     --       $    --    $   54,316
     Gas..................          277        2,233           --            --         2,510
     Water................          242          (21)          --            --           221

     Common...............        3,577       (1,651)          --            --         1,926
                              ---------       ------     --------       -------    ----------
                             $   27,135      $31,838     $     --       $    --    $   58,973
                              =========       ======     ========       =======    ==========
   Nuclear fuel..........    $  135,847      $ 4,805     $     --       $    --    $  140,652
                              =========       ======     ========       =======    ==========
   Other property and
      equipment..........    $   74,730      $43,400     $   (215)      $   655    $  118,570
                              =========       ======     ========       =======    ==========

   (a)  Includes $34,000 of land sales.

                                   Schedule V
                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                 UTILITY PLANT AND OTHER PROPERTY AND EQUIPMENT

                                DECEMBER 31, 1991
                                 (In Thousands)

      COLUMN A                   COLUMN B    COLUMN C     COLUMN D     COLUMN E     COLUMN F
                                                                         Other
                               Balance at               Retirements     Changes     Balance at
                               Beginning    Additions     or Sales      Debit or       Close
   Classification               of Period    at Cost      at Cost        (Credit)     of Period
   Plant in service--
     Electric--
     Organization.........      $    51      $    --     $     --       $    --    $       51
     Steam production.....      526,313       11,056       (3,023)           --       534,346
     Nuclear production...      113,202       11,162         (923)           --       123,441
     Hydraulic production.       10,063           56          (22)           (6)       10,091
     Other production.....       17,510           --           (2)           --        17,508
     Transmission.........      159,048       15,428            8           203       174,687
     Distribution.........      367,838       21,543       (6,868)         (190)      382,323
     General..............       13,121        1,567         (817)       20,742        34,613
     Completed work not
       classified.........      120,190       (9,083)          --            --       111,107
     Acquisition adjmt....         --          1,758           --            --         1,758
                               ---------       ------     --------       -------    ----------
       Total electric.....    1,327,336       53,487      (11,647)       20,749     1,389,925
                               ---------       ------     --------       -------    ----------
     Gas--

     Organization.........           10           --           --            --            10
     Manufactured gas
       production.........          166            3           --            --           169
     Distribution.........      127,396        9,514       (1,130)           14       135,794
     General..............        2,259          275         (263)          793         3,064
     Completed work not
       classified.........       33,619         (994)          --            --        32,625
                               ---------       ------     --------       -------    ----------
       Total gas..........      163,450        8,798       (1,393)          807       171,662
                               ---------       ------     --------       -------    ----------
     Water................       18,137          614          (60)           --        18,691
                               ---------       ------     --------       -------    ----------
     Common...............      103,194        9,178       (6,167)      (21,537)       84,668
                               ---------       ------     --------       -------    ----------
                             $1,612,117      $72,077     $(19,267)(a)   $    19    $1,664,946
                              =========       ======     ========       =======    ==========
   Construction work
    in progress--
     Electric.............   $   15,430      $ 7,609     $     --       $    --    $   23,039
     Gas..................          442         (165)          --            --           277
     Water................          110          132           --            --           242
     Common...............        1,732        1,845           --            --         3,577
                               ---------       ------     --------       -------    ----------
                             $   17,714      $ 9,421     $     --       $    --    $   27,135
                               =========       ======     ========       =======    ==========
   Nuclear fuel..........    $  129,643      $ 6,204     $     --       $    --    $  135,847
                               =========       ======     ========       =======    ==========
   Other property and
      equipment..........    $   30,503      $41,843     $   (137)      $ 2,521    $   74,730
                              =========       ======     ========       =======    ==========

   (a)  Includes $4,000 of land sales.

                                          SCHEDULE VI
                              WPL HOLDINGS, INC. AND SUBSIDIARIES
                           ACCUMULATED PROVISION FOR DEPRECIATION AND
                            ACCUMULATED AMORTIZATION OF NUCLEAR FUEL

                                  YEAR ENDED DECEMBER 31, 1993
                                          (In Thousands)

    COLUMN A          COLUMN B            COLUMN C                 COLUMN D           COLUMN E     COLUMN F
                                       Additions --
                                    Provision Charged To          Deductions
                                    --------------------      ----------------------
                                                Clearing
                      Balance at                  and                                               Balance
                      Beginning                  Other                         Net       Other      at Close
   Description        of Period     Income      Accounts      Retirements    Salvage    Changes    of Period

   Electric....       $(610,356)   $(50,474)   $ (1,776)        $ 17,901     $(1,350)   $  3,100   $(642,955)
   Gas.........         (74,661)     (6,864)       (108)           2,590         281         804     (77,958)
   Water.......          (6,236)       (479)        --               159         126         209      (6,221)
   General.....         (28,733)     (5,948)     (1,212)             144        (144)         --     (35,893)
                      ---------     -------    --------          -------      ------    --------   ---------
                       (719,986)    (63,765)     (3,096)          20,794      (1,087)      4,113    (763,027)

   Nuclear fuel        (123,729)         --      (5,596)              --                      --    (129,325)
                      ---------     -------    --------          -------      ------    --------   ---------
                      $(843,715)   $(63,765)   $ (8,692)        $ 20,794     $(1,087)   $  4,113   $(892,352)
                      =========    ========    ========         ========     =======    ========   =========
   Other prop
   and equip...      $  (9,768)    $ (5,955)   $     --         $    891     $    --    $ (1,985)  $ (16,817)
                      =========    ========    ========         ========     =======    ========   =========

                                  YEAR ENDED DECEMBER 31, 1992
                                          (In Thousands)

    COLUMN A          COLUMN B            COLUMN C                 COLUMN D           COLUMN E     COLUMN F
                                       Additions --
                                    Provision Charged To          Deductions
                                    ---------------------     ----------------------
                                                Clearing
                      Balance at                  and                                               Balance
                      Beginning                  Other                         Net       Other      at Close
   Description        of Period     Income      Accounts      Retirements    Salvage    Changes    of Period

   Electric....       $(575,729)   $(46,992)   $   (946)        $ 12,237     $(1,401)   $  2,475   $(610,356)
   Gas.........         (70,625)     (6,461)        (70)           1,586          77         832     (74,661)
   Water.......          (6,339)       (484)         --              183         110         294      (6,236)
   General.....         (22,896)     (4,841)     (1,180)             634        (397)        (53)    (28,733)
                      ---------     -------    --------          -------      ------    --------   ---------
                       (675,589)    (58,778)     (2,196)          14,640      (1,611)      3,548    (719,986)

   Nuclear fuel        (117,165)         --      (6,558)              --                      (6)   (123,729)
                      ---------     -------    --------          -------      ------    --------   ---------
                      $(792,754)   $(58,778)   $ (8,754)        $ 14,640     $(1,611)   $  3,542   $(843,715)
                      =========    ========    ========         ========     =======    ========   =========
   Other prop
   and equip...       $  (6,497)   $ (3,533)   $     --         $   (163)    $    --    $    425   $  (9,768)
                      =========    ========    ========         ========     =======    ========   =========

                               WPL HOLDINGS, INC. AND SUBSIDIARIES
                           ACCUMULATED PROVISION FOR DEPRECIATION AND
                            ACCUMULATED AMORTIZATION OF NUCLEAR FUEL

                                  YEAR ENDED DECEMBER 31, 1991
                                          (In Thousands)


    COLUMN A          COLUMN B            COLUMN C                 COLUMN D           COLUMN E     COLUMN F
                                       Additions --
                                    Provision Charged To          Deductions
                                    --------------------      ----------------------
                                                Clearing
                      Balance at                  and                                               Balance
                      Beginning                  Other                         Net       Other      at Close
   Description        of Period     Income      Accounts      Retirements    Salvage    Changes    of Period

   Electric....       $(536,495)   $(44,882)    $   (149)       $ 11,647     $   (36)   $ (5,814)  $(575,729)
   Gas.........         (66,521)     (6,216)         (32)          1,394         205         545     (70,625)
   Water.......          (6,247)       (461)          --              60         135         174      (6,339)
   General.....         (31,195)     (3,807)      (2,400)          6,162        (834)      9,178     (22,896)
                      ---------     -------      -------         -------      ------    --------   ---------
                       (640,458)    (55,366)      (2,581)         19,263        (530)      4,083    (675,589)

   Nuclear fuel        (110,353)         --       (6,803)             --                      (9)   (117,165)
                      ---------     -------      -------         -------      ------    --------   ---------
                      $(750,811)   $(55,366)    $ (9,384)       $ 19,263     $  (530)   $  4,074   $(792,754)
                      =========    ========     ========        ========     =======    ========   =========
   Other prop
   and equip...       $  (3,295)   $ (2,447)    $     --        $     --     $    --    $   (755)  $  (6,497)
                      =========    ========     ========        ========     =======    ========   =========

                                   SCHEDULE VIII

                        WPL HOLDINGS, INC. AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   ($ In Thousands)
                                                         Additions
                                            Balance at   Charged to              Balance at
                                            beginning    costs and                 end of
   Description                              of period    expenses    Deductions    period

   Year ended December 31, 1993:
     Allowance for doubtful accounts....    $  732       $1,540      $  610(1)     $1,662
                                            ======       ======      ======        ======
   Year ended December 31, 1992:
     Allowance for doubtful accounts....    $  949       $  115      $  332(1)     $  732
                                            ======       ======      ======        ======
   Year ended December 31, 1991:
     Allowance for doubtful accounts....    $1,652       $1,175      $1,878(1)     $  949
                                            ======       ======      ======        ======

   (1)  Uncollectible accounts written off, net of recoveries.

                                      SCHEDULE X

                          WPL HOLDINGS, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  Year Ended December 31,
                                  1993       1992        1991
                                      (In Thousands)
      Real estate and
        personal property       $18,523    $18,052     $16,292
      Payroll.............       12,602     10,117       9,041
      Other...............        1,253      1,092       1,201
                                -------    -------     -------
                                $32,378    $29,261     $26,534
                                =======    =======     =======

   The amounts of maintenance and repairs, depreciation and taxes charged to other expense accounts are not significant. The amounts charged to the respective accounts for advertising aggregated less than one percent of total consolidated revenues, and no royalty expenses were incurred.

                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                    Exhibit Index for the Year Ended
                            December 31, 1993


Item          Description

12 Computation of ratio of earnings to fixed charges and preferred dividend requirements after taxes

21           Subsidiaries of the Company

23           Consent of Independent Public Accountants

99 1994 Proxy Statement for the Annual Meeting of Shareowners to be held May 18, 1994 (To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year)