Form 10-Q
period 1994-03-31
WPL HOLDINGS INC
filed 1994-05-16
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X    THE SECURITIES EXCHANGE ACT OF 1934
      -----
            For the quarterly period ended   March 31, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ----- THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

   Commission file number  1-9894
                           ------
                               WPL HOLDINGS, INC.
            (Exact name of registrant as specified in its Charter)

              Wisconsin                             39-1380265
   (State or other jurisdiction        (I.R.S. Employer Identification
   of incorporation or organization)                         No.)

           222 West Washington Avenue, Madison, Wisconsin 53703
             (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code   608-252-3311

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X         NO
                                  ------            ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Outstanding at April 30, 1994:    30,574,194 shares

                                    CONTENTS


                                                                        PAGE
   PART I. Financial Information:

             Consolidated Financial Statements of WPL Holdings, Inc.:

             Consolidated Balance Sheets as of March 31, 1994
              and 1993 and December 31, 1993......................       2

             Consolidated Statements of Income for the Three
              Months Ended March 31, 1994 and 1993................       4

             Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 1994 and 1993................       5

             Notes to Consolidated Financial Statements...........       6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................       6

   PART II.  Other Information....................................      11

   Signatures....................................................       12


                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets


                                                                              March 31,           March 31,        December 31,
                                                                                 1994                1993               1993
                                                                                           (Thousands of dollars)

   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric........................................................         $1,529,537          $1,453,273        $1,518,701
       Gas.............................................................            194,319             182,480           194,283
       Water...........................................................             20,848              19,690            20,437
       Common..........................................................            111,608              96,796           106,803
                                                                                 ---------           ---------         ---------
                                                                                 1,856,312           1,752,239         1,840,224
     Dedicated decommissioning funds...................................             51,541              40,995            49,803
                                                                                 ---------           ---------         ---------
                                                                                 1,907,853           1,793,234         1,890,027
     Less: Accumulated provision for depreciation......................            776,483             730,560           763,027
                                                                                 ---------           ---------         ---------
                                                                                 1,131,370           1,062,674         1,127,000

     Construction work in progress.....................................             69,546              59,311            75,732
     Nuclear fuel, net.................................................             16,926              16,071            18,000
                                                                                 ---------           ---------         ---------
       Total utility plant.............................................          1,217,842           1,138,056         1,220,732
                                                                                 ---------           ---------         ---------
   OTHER PROPERTY AND EQUIPMENT, NET:
      Other property and equipment.....................................            135,875             132,680           135,204
      Less:  Accumulated provision for depreciation....................             18,232              12,978            16,817
                                                                                 ---------           ---------         ---------
                                                                                   117,643             119,702           118,387
                                                                                 ---------           ---------         ---------
   INVESTMENTS, at cost................................................             12,728              14,373            15,525
                                                                                 ---------           ---------         ---------
   CURRENT ASSETS:
     Cash and equivalents..............................................              9,135               5,695            19,468
     Net accounts receivable and unbilled revenue,
       less allowance for doubtful accounts of  $1,608
       $1,976 and $732, respectively...................................             55,668              45,714            67,623
     Fossil fuel, at average cost......................................             12,633              13,783            16,042
     Materials and supplies, at average cost...........................             23,240              22,943            21,679
     Gas in storage, at average cost...................................              1,846                 197             8,754
     Prepayments and other.............................................             21,411              19,866            23,251
                                                                                 ---------           ---------         ---------

       Total current assets............................................            123,933             108,198           156,817
                                                                                 ---------           ---------         ---------

   Restricted cash.....................................................              5,993              12,244             6,712
                                                                                 ---------           ---------         ---------
   Environmental remediation costs.....................................             82,330              82,584            82,380
                                                                                 ---------           ---------         ---------
   Deferred charges and other..........................................            151,171             131,974           161,346
                                                                                 ---------           ---------         ---------

   TOTAL ASSETS........................................................         $1,711,640          $1,607,131        $1,761,899

                                                                                 =========           =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets

                                                                              March 31,           March 31,          December 31,
                                                                                 1994                1993               1993
                                                                                           (Thousands of dollars)
   CAPITALIZATION AND LIABILITIES
   COMMON SHAREOWNERS' INVESTMENT:
     Common stock, $.01 par value, authorized--
       100,000,000 shares; issued and
       outstanding--30,568,500, 28,467,161 and
       30,438,654 shares, respectively.................................         $      306          $      285        $      305
     Premium on capital stock & capital surplus........................            301,901             225,249           297,916
     Reinvested earnings...............................................            296,383             285,968           284,745
                                                                                 ---------           ---------         ---------
                                                                                   598,590             511,502           582,966
   PREFERRED STOCK NOT MANDATORILY REDEEMABLE:
     Cumulative, without par value, $100 stated value, authorized
       3,750,000 shares, maximum aggregate stated
       value $150,000,000; 449,765, 599,630 and 449,765 shares,
       respectively, outstanding.......................................             44,977              59,963            44,977
     Cumulative, without par value, $25 stated value, 599,460,
       0 and 599,460 shares, respectively, outstanding................              14,986            -                   14,986
   REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     Jones and Neuse, $.10 par value, 1,923,077 shares
     authorized, issued and outstanding................................              -                   2,486           -
   LONG TERM DEBT, NET.................................................            423,788             420,565           425,105
                                                                                 ---------           ---------         ---------
       Total capitalization............................................          1,082,341             994,516         1,068,034
                                                                                 ---------           ---------         ---------

   CURRENT LIABILITIES:
     Current maturities of long-term debt..............................              1,545                 953               782
     Variable rate demand bonds........................................             56,975              57,075            56,975
     Short-term debt...................................................             40,954              56,300            91,902
     Accounts payable..................................................             62,055              70,151            78,195
     Accrued payroll and vacation......................................             15,012              13,847            17,287
     Accrued taxes.....................................................             12,490               1,483              (570)
     Accrued interest..................................................              6,860               6,962             9,282
     Other.............................................................             29,239              22,457            21,168
                                                                                 ---------           ---------         ---------
       Total current liabilities.......................................            225,130             229,228           275,021
                                                                                 ---------           ---------         ---------

   OTHER CREDITS:
     Accumulated deferred income taxes.................................            219,153             195,869           212,844
     Accumulated deferred investment tax credits.......................             42,203              44,164            42,684
     Accrued environmental remediation costs...........................             80,480              81,342            80,973
     Other.............................................................             62,333              62,012            82,343
                                                                                 ---------           ---------         ---------
       Total other credits.............................................            404,169             383,387           418,844
                                                                                 ---------           ---------         ---------

   TOTAL CAPITALIZATION AND LIABILITIES................................         $1,711,640          $1,607,131        $1,761,899
                                                                                 =========           =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 1994              1993
                                                                                  (In Thousands Except
                                                                                   for Per Share Data)

   OPERATING REVENUES:
     Electric..........................................................         $  137,197          $  125,610
     Gas...............................................................             63,135              55,499
     Fees, rents and other.............................................             33,846              28,141
                                                                                 ---------           ---------
                                                                                   234,178             209,250
                                                                                 ---------           ---------
   OPERATING EXPENSES:
     Electric production fuels.........................................             32,286              32,553
     Purchased power...................................................              9,487               5,983
     Purchased gas.....................................................             41,745              37,339
     Other operation...................................................             63,594              60,292
     Maintenance.......................................................              9,372              10,871
     Depreciation and amortization.....................................             21,465              17,312
     Taxes other than income...........................................              8,984               8,411
                                                                                 ---------           ---------
                                                                                   186,933             172,761
                                                                                 ---------           ---------
   NET OPERATING INCOME................................................             47,245              36,489
                                                                                 ---------           ---------
   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used during
       construction ...................................................                449                 248
     Other, net........................................................              4,822                (711)
                                                                                 ---------           ---------
                                                                                     5,271                (463)

   INCOME BEFORE INTEREST EXPENSE......................................             52,516              36,026
                                                                                 ---------           ---------
   INTEREST EXPENSE:
     Interest on debt..................................................              9,475               9,249
     Allowance for borrowed funds used during
       construction (credit)...........................................               (189)               (156)
                                                                                 ---------           ---------
                                                                                     9,286               9,093
                                                                                 ---------           ---------

   INCOME BEFORE INCOME TAXES..........................................             43,230              26,933

   INCOME TAXES........................................................             16,033               6,214

   PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.............................                828                 953
                                                                                 ---------           ---------

   NET INCOME..........................................................         $   26,369          $   19,766
                                                                                 =========           =========

   EARNINGS PER SHARE OF COMMON STOCK..................................         $     0.87          $     0.70

                                                                                 =========           =========
   CASH DIVIDENDS PER SHARE OF COMMON STOCK............................         $    0.480          $    0.475
                                                                                 =========           =========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       30,500              28,228
                                                                                 =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   1994               1993

       Cash flows from (used for) operating activities:

         Net Income......................................................      $   26,369         $   19,766
         Adjustments to reconcile net income to net cash
          from operating activities:
           Depreciation and amortization.................................          21,465             17,312
           Amortization of nuclear fuel..................................           1,825              1,527
           Allowance for equity funds used during construction...........            (449)              (248)
           Investment tax credit restored................................            (481)              (487)
           Other.........................................................           1,773              5,394
         Changes in assets and liabilities:
           Net accounts receivable and unbilled revenues.................          11,955             10,954
           Coal..........................................................           3,409              5,202
           Materials and supplies........................................          (1,561)            (1,270)
           Gas in storage................................................           6,908              4,094
           Prepayments and other.........................................           1,840              2,159
           Accounts payable and accruals.................................         (16,140)            (7,284)
           Accrued taxes.................................................          13,060              3,491
           Other.........................................................              43              1,432
                                                                                 --------          ---------
              Net cash from (used for) operating activities..............          70,016             62,042
                                                                                 --------          ---------
       Cash flows from (used for) financing activities:

         Issuance of long-term debt......................................           -                  2,611
         Long-term debt maturities, redemptions and sinking
           fund requirements.............................................            (569)               (68)
         Net change in short term debt...................................         (50,948)           (15,127)
         Common stock cash dividends, less dividends reinvested..........         (10,791)            (8,181)
         Preferred stock issuance expense................................            (120)             -
         Other...........................................................             166                 56
                                                                                 --------          ---------
            Net cash from (used for) financing activities................         (62,262)           (20,709)
                                                                                 --------          ---------
       Cash flows from (used for) investing activities:

         Additions to utility plant, excluding AFUDC.....................         (17,263)           (26,627)
         Allowance for borrowed funds used during construction...........            (189)              (156)
         Dedicated decommissioning funding...............................          (1,738)              (618)
         Additions to other property and equipment.......................            (573)           (11,807)
         Restricted bond proceeds........................................             719               (115)
         Other...........................................................             999               (653)
                                                                                 --------          ---------
           Net cash (used for) investing activities......................         (18,045)           (39,976)
                                                                                 --------          ---------

       Net increase (decrease) in cash and equivalents...................         (10,291)             1,357
       Cash and equivalents at beginning of period.......................          19,468              4,338
                                                                                 --------          ---------
       Cash and equivalents at end of period.............................      $    9,177         $    5,695
                                                                                 ========          =========

       Supplemental disclosures of cash flow information:
       Cash paid during the period for:
           Interest on debt, less amount capitalized.....................      $   11,897         $   10,219
           Preferred stock dividends of subsidiary.......................      $      828         $      953
           Income taxes..................................................      $    1,745         $    1,133

       Noncash financing activities:
          Dividends reinvested...........................................      $    3,821         $    4,840


   The accompanying notes are an integral part of the consolidated financial statements.

        The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries. Wisconsin Power and Light Company ("WP&L") is a wholly-owned subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

        In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. In November 1989, the Public Service Commission of Wisconsin ("PSCW") concluded that WP&L did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WP&L recorded a reserve in 1989 which had an after-tax affect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court. In February 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's judgement, all avenues for appeal have been exercised.

          As a result, WP&L reversed the unrefunded portion of the assessment represented by a reserve which related to amounts due to Wisconsin Public Service Corporation and Madison Gas and Electric Company. This resulted in an increase in net income of $2.9 million. As to the portion of the assessment which was refunded to WP&L's ratepayers, a proposed plan for recollection was submitted to the PSCW on February 15, 1994 and is pending approval. Once a plan is approved, WP&L management will be able to evaluate the collectibility of this portion of the assessment and estimate its financial impact.

   2. WP&L's share of the decommissioning costs related to its joint ownership in the Kewaunee Nuclear Power Plant is estimated to be $149.3 million in 1993 dollars. The undiscounted amount of decommissioning costs is approximately $1.02 billion (assuming a 6.5% rate of inflation). The estimates assume operation of the plant through 2013 and the use of the immediate dismantlement method. As of March 31, 1994, WP&L has accrued $53.9 million of this cost in accumulated depreciation. The provision for this accrual is included in depreciation expense. The funded status of this liability as of March 31, 1994 totalled $51.5 million in assets. The earnings on these assets are included in "Other, net" in the Consolidated Statements of Income. Currently, WP&L expects to continue to recover and fund the remaining decommissioning liability through electric rates and has assumed a 6.1% rate of return on assets in estimating such future funding requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1994 VS. MARCH 31, 1993:

   OVERVIEW

     Earnings per share of the Company common stock increased to $.87 during the first-quarter of 1994 compared with $.70 for the same period in 1992. The increase in earnings primarily reflects an increase in earnings from the Company's utility subsidiary, WP&L. The principle factors leading to increased earnings include colder winter weather, which yielded higher electric margins ($5.0 Million) and gas margins ($2.0 million) for the Company. Additionally, net income benefitted from decreased other operation expense due to the Company's cost management efforts ($1.2 million) and maintenance expense which decreased from the timing of the maintenance shut down at the Kewaunee Nuclear Power Plant ($1.0 million). Also, first-quarter 1994 net income was increased by $2.9 million through the reversal of a reserve representing a penalty assessment by the PSCW relating to the administration of a coal contract.

     Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $2.2 million.

   Electric Operations

                                                                                      Revenues &
                                                                                      Costs Per
                                                            kWhs Sold,                kWh Sold
                                Revenues           %         Generated        %       Generated          Customers at
                                and Costs        Change    and Purchased    Change     & Purch.         End of Quarter
                            ----------------------------------------------------------------------------------------------
                            1994       1993                1994      1993            1994      1993       1994       1993
                            ----       ----                ----      ----            ----      ----       ----       ----
                            (In Thousands)                 (In Thousands)
   Residential and farm   $ 54,555   $ 48,702    12%      786,866   742,805    6%    $.069     $.066     316,870    310,702
   Industrial               32,212     31,088     4       867,043   822,397    5      .037      .038         714        727
   Commercial               25,550     23,599     8       427,983   401,053    7      .060      .059      42,884     42,287
   Wholesale and Class A    22,362     19,072    17       706,117   585,549   21      .032      .033          39         39
   Other                     2,518      3,149   (20)       16,783    13,850   21      .150      .227       1,236        950
                          --------   --------           --------- ---------                              -------    -------
     Total                 137,197    125,610     9     2,804,792 2,565,654    9      .049      .049     361,743    354,705
                                                        ========= =========                              =======    =======
   Elec. production fuels   32,286     32,553    .1     2,453,010 2,281,197    8      .0132     .0143
   Purchased power           9,487      5,983    59       430,781   351,079   23%     .0220     .0170
                          --------   --------
   Margin                 $ 95,424   $ 87,074    10%
                          ========   ========

             WP&L's electric margin, in dollars, increased during the first-quarter 1994 compared with the same period in 1993 due to increased demand for electricity brought on by colder winter weather. Class A sales increased because of plant maintenance shutdowns by other utilities in the region creating a demand for WP&L's excess bulk power. These increases were coupled with declining electric production fuel costs per kWh from WP&L's aggressive pursuit of additional spot coal purchase opportunities as its longer term contracts continue to expire. Additionally, a highly competitive rail transportation environment has significantly reduced the cost of transporting the coal. The additional operating availability due to the timing of annual maintenance of the more cost-effective Kewaunee Nuclear Power Plant in the first quarter of 1994 versus the first quarter of 1993 also reduced fuel cost per kWh.

   Gas Operations

                                                                                      Revenues &
                           Revenues             %       Therms Sold          %      Costs per Therms      Customers at
                           and Costs          Change    & Purchased        Change     Sold & Purch.      End of Quarter
                       -------------------------------------------------------------------------------------------------
                       1994        1993                  1994      1993               1994   1993     1994      1993
                       ----        ----                  ----      ----               ----   ----     ----      ----
                       (In Thousands)                    (In Thousands)
   Residential       $ 34,753    $ 30,790     13%       60,245    55,227     9%      $.58    $.56    120,829   116,642
   Firm                20,130      17,315     16        44,067    38,628    14        .46     .45     15,088    14,656
   Interruptible        2,845       4,862    (41)        6,994    10,696   (35)       .41     .45        261       262
   Transportation       4,961       2,934     69        25,064    23,903     5        .20     .12         85       109
   Other                  446        (402)   211         1,158       479   142        .38    (.84)      -         -
                     --------    --------              -------   -------                             -------   -------
     Total             63,135      55,499     14       137,528   128,933     7        .46     .43    136,263   131,669
                                                       =======   =======                             =======   =======
   Purchased gas       41,745      37,339     12       117,114   94,805     20%      $.29    $.31
                     --------    --------
   Margin            $ 21,390    $ 18,160     18%
                     ========    ========

             WP&L's gas margin, in dollars, increased during the first-quarter 1994 compared with the same period in 1993 due to increased demand for natural gas brought on by colder winter weather. As an offset, the extremely cold weather during the first two months of 1994 led to market shortages of supplemental supplies of gas, which forced WP&L to interrupt certain of its large commercial and industrial natural gas customers.

   Fees, Rents and Other Operating Revenues ("Other Revenues") and Other Operation Expense

             Other revenues and other operation expense increased between quarters primarily as a result of RMT, Inc.'s ("RMT") growth in its business. Additionally, a full quarter's operating impact of HDC's 1993 acquisitions represented a portion of this increase.

   Maintenance and Depreciation

             Maintenance expense decreased for the first-quarter of 1994 compared with the same period in 1993, primarily due to the timing of scheduled maintenance at the Kewaunee Nuclear Power Plant. The plant was shut down for its annual scheduled maintenance and refueling outage on March 28, 1994. This outage is scheduled to last until mid-May. During 1993 the scheduled outage occurred from March 7 through mid-April. Depreciation expense increased, principally reflecting increased property additions.

   Other, Net

             Other, net increased for the first-quarter of 1994 compared with the same period in 1993, primarily due to the reversal of the reserve discussed in Note 1 of the Notes to Consolidated Financial Statements.

   Income Taxes

             Income taxes increased between periods, primarily due to higher taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

             See Part II -- Other Information, Item 1.  Legal Proceedings.

   Electric Sales Outlook

             To deal with competitive pressures arising from regulatory changes, WP&L is forecasting to hold retail electric rates flat through 1996. The National Energy Policy Act contains a provision calling for "open transmission access". WP&L anticipates that retail wheeling will become a reality within a few years. In order to meet these new competitive challenges and maintain a low cost pricing advantage, WP&L's objective is to manage costs to maintain profitability while limiting any rate changes until 1997. These forecasts are subject to a number of assumptions, including the economy and weather. WP&L anticipates that its customer base will remain strong in the electric sectors. Growth in customers' demand for electric service will require capacity additions. Capacity requirements will be met through increased generating capacity (two combustion-turbines in mid-1994), continuation of existing long-term contracts for purchase of capacity, increased efficiency at existing power plants from capital improvements and continued emphasis on cost effective demand-side management programs such as direct load control rate options including interruptible rates and conservation programs.

   Financing and Capital Structure

             The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long term cash needs.

             The Company's capitalization at March 31, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50.7 percent common equity, 5.1 percent preferred stock and 44.2 percent long-term debt. The common equity to total capitalization ratio at March 31, 1994 increased to 50.7 percent from 47.9 percent at December 31, 1993 due to increased earnings and the issuance of $3.8 million of WP&L, Holdings, Inc. stock during the first quarter of 1994.

   Construction.

             The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WP&L's ongoing construction and maintenance programs and HDC's capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities after dividends paid provided approximately $59.2 million and $53.9 million for the three months ended March 31, 1994 and 1993, respectively. One of the Company's objectives is to finance construction expenditures through internally generated funds supplemented, when required by outside financing.

             The estimated construction expenditures for the remainder of 1994 are $115.1 million. The company forecasts to finance approximately 69% of these expenditures through internally generated funds. Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: expenditures for managing and controlling electric line losses and for the electric delivery system which will save electric line losses and enhancing interconnection capability with other utilities; expenditures related to environmental compliance issues including the installation of additional emissions monitoring equipment and coal handling equipment; and expenditures associated with the construction of two 86-megawatt combustion-turbine generators expected to become operational in 1994 through 1996. Construction expenditures, similar to the utility operations, are seasonal in nature, with greater expenditures usually occurring between April and September.

             The expenditures for the decommissioning of the Kewaunee
   Nuclear Power Plant are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WP&L's share approximates $581 million. A remaining $435 million relates to the storage of spent nuclear fuel on site and other maintenance of the site that will likely occur from 2022 to 2050. By 2013, the Company currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures will not have a direct impact on the liquidity or the availability of capital resources.

                           PART II--OTHER INFORMATION


   Item 1.  Legal Proceedings

             On February 4, 1994, the Company filed its annual retail rate application with the PSCW requesting no change in electric rates and a slight increase in natural gas and water rates. The application filed with the PSCW requests an overall increase of $3.6 million, or 2.7 percent for natural gas and a nominal water rate increase. If approved the new rates become effective January 1, 1995 and would remain in effect for two years. The requested rate increase in natural gas rates is needed to cover construction expenditures, regulatory compliance and rising operational costs, while the requested water increases are needed for system upgrades and general construction related maintenance.

             In February, 1994, a State Supreme Court decision reversed a PSCW penalty assessment relating to the administration of a coal contract. See Note 1 in the "Notes to Consolidated Financial Statements" for further discussion of this event.


   Item 5.  Other Information

   None

   Item 6.  Exhibits and Reports on Form 8-K

   1.        Exhibits:  None.

   2.        Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WPL Holdings, Inc.
                                             ------------------
                                               (Registrant)




   Date   05/10/94                           /s/ Edward M. Gleason
                                             ------------------------------
                                             Edward M. Gleason, Vice
                                             President, Treasurer and
                                             Corportate Secretary (principal
                                             financial officer)




   Date   05/10/94                           /s/ Daniel A. Doyle
                                             -----------------------------
                                             Daniel A. Doyle, Controller and
                                             Treasurer-Wisconsin Power and
                                             Light Company (principal
                                             accounting officer)