Form 10-K/A
period 1993-12-31
WPL HOLDINGS INC
filed 1994-05-27
CIK 352541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
   (State or other jurisdiction of       (I.R.S. Employer Identification
    incorporation or organization)                   Number)

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

   Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X
   No

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

        The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 to provide in its entirety as follows:

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a) (1) and (2)

          Consolidated Financial Statements of the Company

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


          Financial Statement Schedules of the Company

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

          Wisconsin Power and Light Company
          Employee Stock Ownership Plan Financial Statements and Schedules

             Report of Independent Public Accountants

             Statements of Net Assets Available for Benefits
               as of December 31, 1993 and 1992

             Statements of Changes in Net Assets Available
               For Benefits for the Years Ended
               December 31, 1993 and 1992

             Notes to Financial Statements

             Schedule I - Schedule of Reportable Transactions


          Wisconsin Power and Light Company
          Employees' Retirement Savings Plan A and Plan B
          Financial Statements and Schedules

          Plan A

             Report of Independent Public Accountants

             Statements of Net Assets Available for Benefits
               as of December 31, 1993 and 1992

             Statements of Changes in Net Assets Available
               For Benefits for the Years Ended
               December 31, 1993 and 1992

             Notes to Financial Statements

             Schedule I - Investments -
               Pooled Fixed Income Funds as of December 31, 1993 and 1992

             Schedule II - Allocation of Plan Assets and Liabilities to
               Investment Funds as of December 31, 1993 and 1992

             Schedule III - Allocation of Changes in Net Assets Available
               for Benefits to Investment Funds for the Years Ended December 31, 1993 and 1992

             Schedule IV - Schedule of Reportable Transactions

          Plan B

             Report of Independent Public Accountants

             Statements of Net Assets Available for Benefits
               as of December 31, 1993 and 1992

             Statements of Changes in Net Assets Available
               For Benefits for the Years Ended
               December 31, 1993 and 1992

             Notes to Financial Statements


             Schedule I - Investments -
               Pooled Fixed Income Funds as of December 31, 1993 and 1992

             Schedule II - Allocation of Plan Assets and Liabilities to
               Investment Funds as of December 31, 1993 and 1992

             Schedule III - Allocation of Changes in Net Assets Available
               for Benefits to Investment Funds for the Years Ended December 31, 1993 and 1992

             Schedule IV - Schedule of Reportable Transactions


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

        3B*       By-Laws as revised to January 1, 1993

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

        10I*#     Deferred Compensation Plan for Directors, as adopted June
                  27, 1990

        12 Computation of ratio of earnings to fixed charges and preferred dividend requirements after taxes

        21        Subsidiaries of the company

        23        Consent of Independent Public Accountants

        23A Consent of Independent Public Accountants (regarding the Wisconsin Power and Light Company Employee Stock Ownership Plan and the Wisconsin Power and Light Company Employees' Retirement Savings Plan A and Plan B)

        99 1994 Proxy Statement for the Annual Meeting of Shareowners to be held May 18, 1994

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

                  None.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1993 AND 1992

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employee Stock Ownership Plan:


   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEE STOCK OWNERSHIP PLAN as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedule referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Wisconsin Power and Light Company Employee Stock Ownership Plan as of December 31, 1993 and 1992, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule referred to in the accompanying index is presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN & CO.


   Milwaukee, Wisconsin,
   March 25, 1994.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                   As of December 31,
                                                   1993           1992


   Investment in common stock of WPL Holdings,
     Inc. (1,291,387 and 1,293,353 shares,
     respectively; at quoted market value of
     $32.875 and $33.875 per share, respec-
     tively; aggregate cost of $23,620,349
     and $22,457,188, respectively)            $42,454,339    $43,811,771

   Cash                                             ---               462
                                               -----------     ----------

   ASSETS AVAILABLE FOR BENEFITS               $42,454,339    $43,812,233
                                               ===========    ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS



                                              For The Years Ended
                                                  December 31,
                                               1993          1992


   ADDITIONS TO NET ASSETS ATTRIBUTED TO:

     Dividend income                       $ 2,433,928    $ 2,367,641

     Unrealized appreciation (depreciation)
       from change in market value of
       investment                           (1,276,985)       795,904
                                           -----------    -----------
         Total Additions                     1,156,943      3,163,545

   DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

     Distributions to terminated
       participants (Note 4)                (2,514,837)    (1,698,117)

   NET ASSETS AVAILABLE FOR BENEFITS:

     Beginning of Year                      43,812,233     42,346,805
                                           -----------    -----------
     End of Year                           $42,454,339    $43,812,233
                                           ===========    ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                             As of DECEMBER 31, 1993

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

            The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

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

        Termination -

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

            At December 31, 1993 and 1992, $408,249 and $720,835,
        respectively, included in participants' equity was payable to terminated employees who had withdrawn from the Plan.

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

                                                                   Schedule I


                                                  WISCONSIN POWER AND LIGHT COMPANY

                                                    EMPLOYEE STOCK OWNERSHIP PLAN

                                                 SCHEDULE OF REPORTABLE TRANSACTIONS

                                                FOR THE YEAR ENDED DECEMBER 31, 1993
                              Number of        Total Value     Number of        Net         Total Cost
                              Purchase              of           Sales        Selling            of
   Description of Assets      Transactions      Purchases      Transactions    Price        Assets Sold     Net Gain

   WPL Holdings Stock              4           $2,433,928           8         $2,514,837     $1,271,230     $1,243,607


   The accompanying notes to the financial statements are an integral part of this schedule.

                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1993 AND 1992

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company

   Employees' Retirement Savings Plan A:

   We have audited the accompanying statements of net assets available for benefits of the WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN A (the "Plan") as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1993 and 1992, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

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



                                               ARTHUR ANDERSEN & CO.

   Milwaukee, Wisconsin,
   March 25, 1994.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                        As of December 31,
                                                        1993         1992
                   ASSETS
   Investments, at market value (Notes 2 & 3):
      Mellon Capital Management Stock Index
        Fund--65,972 and 17,998 shares (cost
        $7,312,060 and $4,886,880), respectively    $ 7,599,381  $ 6,677,762
      WPL Holdings, Inc. Common Stock--256,803
        and 217,576 shares (cost $7,410,873 and
        $5,940,506), respectively                     8,442,384    7,370,389
      Fidelity Growth Company Fund--180,727 and
        119,234 shares (cost $4,902,863 and
        $3,100,246), respectively                     5,251,931    3,295,633
      Fidelity Balanced Fund-- 253,680 and 119,161
        shares (cost $3,288,599 and $1,474,912),
        respectively                                  3,396,770    1,464,485
      Federal National Mortgage Association
        treasury bonds @ 6.00% due 12/01/1999--
        (cost $686,833)                                 698,006        ---
      Standard Credit Card corporate bonds @
        8.50% due 06/07/1996--(cost $776,854 and
        $753,246), respectively                         772,325      760,709
      Pooled Fixed Income Fund, at cost               5,654,053    8,366,754
      Marshall Money Market Fund, at cost             2,687,997      744,402
                                                    -----------  -----------
        Total Investments                            34,502,847   28,680,134
                                                    -----------  -----------
   Loans to participants                                665,787      622,944
                                                    -----------  -----------
   Cash                                                  63,806       30,820
                                                    -----------  -----------
   Receivables:

      Employer's Contribution                             ---         18,120
      Employees' Contribution                             ---        111,755
      Interest                                           18,142       30,029
                                                    -----------  -----------
        Total Receivables                                18 142      159,904
                                                    -----------  -----------

   Net Assets Available for Benefits                $35,250,582  $29,493,802
                                                    -----------  -----------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                                  Year Ended December 31,
                                                    1993            1992


   Additions to Net Assets Attributed to:

     Investment Income -
       Dividend Income                           $   780,263     $   550,388
       Interest Income                               792,751         769,925
       Net Realized/Unrealized Gain
       in Market Value of Investments              1,119,953         698,956
                                                  ----------       ---------
                                                   2,692,967       2,019,269

     Contributions:
       Employer                                      507,906         482,240
       Employees                                   3,301,672       3,225,842
                                                  ----------       ---------
                                                   3,809,578       3,708,082
                                                  ----------       ---------
         Total Additions                           6,502,545       5,727,351
                                                  ----------       ---------

   Deductions from Net Assets Attributed to:

     Distributions to Participants                   931,405         608,891
     Other Expenses                                   24,510          36,922
                                                  ----------      ----------
         Total Deductions                            955,915         645,813
                                                  ----------      ----------

   Transfers Between Plans (net)                     210,150         180,201
                                                  ----------      ----------
   Net Assets Available for Benefits:

     Beginning of Year                            29,493,802      24,232,063
                                                  ----------      ----------
     End of Year                                 $35,250,582     $29,493,802
                                                  ==========      ==========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1993 AND 1992


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

            Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $8,994 for 1993) and have such amounts contributed by the Company to an account maintained for the employee.

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

        Valuation of Investments

            The guaranteed investment contracts (Pooled Fixed Income Fund) and money market fund are stated at cost, which approximates market. All other Plan investments are carried at market value as of the statement date.

        Expenses

            Investment management fees are paid from investment earnings prior to crediting earnings to the individual participants' account balances. Other Plan administrative expenses are absorbed by the Company.

   Note 3.  Investment Options

            The participants' deposits are invested by the Trustee in one or more investment funds (Money Market Fund, Equity Fund, Fixed Income Fund, Growth Fund, Balanced Fund and WPL Holdings, Inc. Common Stock
        Fund) as selected by the participant. Effective December 1, 1992, the Strong Total Return Fund was discontinued as an investment option. As of December 31, 1993, the remaining investment funds were administered by three investment managers, M&I Investment Management Corporation, Mellon Capital Management Corporation and Fidelity Management & Research.

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

            Fixed Income Fund. M&I Investment Management Corporation administers the Fixed Income Fund. The fund is invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments are combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investment options other than the Money Market Fund may be made during the enrollment periods.

            Growth Fund. Fidelity Management & Research manages the Growth Fund which is invested in the Fidelity Growth Company Fund. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

            Balanced Fund. Fidelity Management and Research manages this fund which is invested in the Fidelity Balanced Mutual Fund. The Balanced Fund is invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

            WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund is invested in WPL Holdings, Inc. common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund are reinvested by the Trustee in common stock of WPL Holdings, Inc.

            Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Participant loans will reduce participant investment funds. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                                 1993         1992
                Loan Proceeds                  $218,681     $347,944
                Loan Repayments                (239,313)    (210,867)
                Transfers between Plans           7,220       (1,100)
                                               --------     --------
                  Net transfers                $(13,412)    $135,977
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

   Note 8.   Related Party Transactions

             As described previously (see Note 3), the Plan maintains investments in WPL Holdings, Inc. common stock and in the Marshall Money Market Fund. In addition, as stated in Note 2, certain administrative expenses are absorbed by the Company. These transactions are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

                                                                   Schedule I

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                                               INVESTMENTS - POOLED FIXED INCOME FUND
                                                  AS OF DECEMBER 31, 1993 AND 1992
                                                   Number
                                                  of Units         1993                1992
    LaSalle National Trust, N.A. - Pooled Trust
       Fund for Employee Benefit Plans Income
       Plus Fund                                     1            $      --          $1,842,363

       New York Life Insurance Co.:
          1991 Selection Fund H9, 8.45%, due
          12/31/93                                   1                   --           1,469,779

       CNA:
          1991 Selection Fund F4, 9.07%, due
          12/31/94 through 12/31/96                  1            2,169,867           1,989,437

       Metropolitan Life Insurance Company:
          1991 Selection Fund FF6, 7.48%, due
          6/30/93 through 6/30/95                    1              540,975             754,989

       Provident National Assurance Company:
          1990 Selection Fund K-1, 8.56%, due
          12/31/91 through 12/31/93                  1                   --             451,542

       Allstate Life Insurance Company:
          1990 Selection Fund M-2, 8.55% due
          7/1/92 and 12/31/94                        1              625,113             575,876

       Principal Mutual Life Insurance Company:
          1991 Selection Fund X4, 7.57% due
          9/30/93                                    1                   --             430,096
          1990 Selection Fund 03A, 8.30% due
          6/30/93 and 6/30/94                        1              334,474             617,691
          1990 Selection Fund HH1, 9.00% due
          6/30/95                                    1              256,130             234,981

       M&I Stable Principle Fund                     1            1,727,494                  --
                                                                  ---------            --------
       Total Pooled Fixed Income Funds                           $5,654,053          $8,366,754
                                                                 ==========           =========

                                                                  Schedule II
                                                                  Page 1 of 2

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                                    ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                                                       AS OF DECEMBER 31, 1993

                                      Shares or
                                      Principal                       Money Market
                                        Amount        Equity Fund         Fund        Growth Fund     Balanced Fund
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                   65,972       $7,599,381
     WPL Holdings, Inc. Common
      Stock                             256,803
     Fidelity Growth Company Fund       180,727                                        5,251,931
     Fidelity Balanced Fund             253,680                                                          3,396,770
     Government Oligations              690,274
     Corporate Obligations              712,609
     Pooled Fixed Income Funds

     Marshall Money Market Fund       2,687,997            3,381         580,853           4,970             2,089
                                                       ---------       ---------       ---------         ---------
      Total Investments                                7,602,762         580,853       5,256,901         3,398,859
                                                       ---------       ---------       ---------         ---------
    Loans to Participants

    Cash                                                  63,806

    Interest receivable                                       65           1,527              40                25
                                                       ---------       ---------       ---------         ---------
    Net Assets Available for
     Benefits                                         $7,666,633        $582,380      $5,256,941        $3,398,884
                                                       =========       =========       =========         =========

                                                    WPL Holdings,
                                     Fixed Income    Inc. Common                      Total All
                                         Fund         Stock Fund      Loan Fund         Funds
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                                                               $7,599,381
     WPL Holdings, Inc. Common
      Stock                                           8,442,384                       8,442,384
     Fidelity Growth Company Fund                                                     5,251,931
     Fidelity Balanced Fund                                                           3,396,770
     Government Oligations              698,006                                         698,006
     Corporate Obligations              772,325                                         772,325
     Pooled Fixed Income Funds        5,654,053                                       5,654,053
     Marshall Money Market Fund       2,096,672              32                       2,687,997
                                      ---------       ---------      ----------      ----------
      Total Investments               9,221,056       8,442,416               0      34,502,847
                                      ---------       ---------      ----------      ----------
    Loans to Participants                                               665,787         665,787

    Cash                                                                                 63,806

    Interest receivable                  16,306             179                          18,142
                                      ---------       ---------       ---------      ----------
    Net Assets Available for
     Benefits                        $9,237,362      $8,442,595        $665,787     $35,250,582
                                      =========       =========       =========      ==========

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

                                      Shares or
                                      Principal                       Money Market
                                        Amount        Equity Fund         Fund        Growth Fund     Balanced Fund
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                   17,998       $6,677,762
     WPL Holdings, Inc. Common
      Stock                             217,576
     Fidelity Growth Company Fund       119,234                                        3,295,633
     Fidelity Balanced Fund             119,161                                                          1,464,485
     Corporate Obligations              712,609
     Pooled Fixed Income Funds
     Marshall Money Market Fund         774,402            6,800         648,837           1,242            60,363
                                                       ---------       ---------       ---------         ---------
      Total Investments                                6,684,562         648,837       3,296,875         1,524,848
                                                       ---------       ---------       ---------         ---------
    Loans to Participants

    Cash                                                  30,830

    Receivables:
     Employer's contribution
     Employees' contribution
     Interest receivable                                      91           1,864             196                98
                                                       ---------       ---------       ---------         ---------
        Total Receivables                                     91           1,864             196                98
                                                       ---------       ---------       ---------         ---------
    Net Assets Available for
     Benefits                                         $6,715,483        $650,701      $3,297,071        $1,524,946
                                                       =========       =========       =========         =========

                                                                    WPL Holdings,
                                     Fixed Income    Strong Total    Inc. Common                     Unallocated     Total All
                                         Fund        Return Fund      Stock Fund      Loan Fund         Fund           Funds
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                                                                                             $6,677,762
     WPL Holdings, Inc. Common
      Stock                                                           7,370,389                                     7,370,389
     Fidelity Growth Company Fund                                                                                   3,295,633
     Fidelity Balanced Fund                                                                                         1,464,485
     Corporate Obligations              760,709                                                                       760,709
     Pooled Fixed Income Funds        8,366,754                                                                     8,366,754
     Marshall Money Market Fund           2,735                          24,425                                       744,402
                                      ---------        --------       ---------      ----------      ---------     ----------
      Total Investments               9,130,198               0       7,394,914               0              0     28,680,134
                                      ---------        --------       ---------      ----------      ---------     ----------
    Loans to Participants                                                               622,944                       622,944

    Cash                                                    (10)                                                       30,820

    Receivables:
     Employer's contribution                                                                            18,120         18,120
     Employees' contribution                                                                           111,755        111,755
     Interest receivable                 27,473                             307                                        30,029
                                      ---------       ---------       ---------       ---------      ---------     ----------
        Total Receivables                27,473               0             307               0        129,875        159,904
                                      ---------       ---------       ---------       ---------      ---------     ----------
    Net Assets Available for
     Benefits                        $9,157,671            ($10)     $7,395,121        $622,944       $129,875    $29,493,802
                                      =========      ==========       =========       =========     ==========     ==========

                                                                 Schedule III
                                                                 Page 1 of 2


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                              ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                                                      FUNDS FOR THE YEAR ENDED
                                                          DECEMBER 31, 1993

                                                       Money Market
                                       Equity Fund         Fund        Growth Fund     Balanced Fund
    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                      207,362                          11,416           110,955
     Interest Income                        1,699          17,292             376               323
     Net Realized/Unrealized Gain
      (Loss) in Market Value of
      Investments                         482,058                         629,051           243,631
                                          691,119          17,292         640,843           354,909
                                        ---------       ---------       ---------         ---------
     Contributions:
      Employer
      Employees                           701,185          74,062         810,745           460,179
                                        ---------       ---------       ---------        ----------
                                          701,185          74,062         810,745           460,179
                                        ---------       ---------       ---------         ---------
        Total Additions                 1,392,304          91,354       1,451,588           815,088
                                        ---------       ---------       ---------         ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to participants        107,282          72,079          75,028            37,874
     Other Expenses                        15,844              90             240                31
                                        ---------       ---------       ---------         ---------
        Total Deductions                  123,126          72,169          75,268            37,905
                                        ---------       ---------       ---------         ---------
    Transfers Between Plans (net)        (318,028)        (87,506)        583,550         1,096,755
                                        ---------       ---------       ---------         ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $6,715,483        $650,701      $3,297,071        $1,524,946
                                        ---------         -------       ---------         ---------
    End of Year                        $7,666,633        $582,380      $5,256,941        $3,398,884
                                        =========         =======       =========         =========
                                                                      WPL Holdings,
                                      Fixed Income     Strong Total    Inc. Common                    Unallocated    Total All
                                          Fund         Return Fund      Stock Fund      Loan Fund         Fund         Funds
    Additions to Net Assets
     Attributed to:

    Investment Income -
     Dividend Income                                                      450,530                                     780,263
     Interest Income                      708,680                           1,972          62,409                     792,751
     Net Realized/Unrealized Gain
      (Loss) in Market Value of
      Investments                           8,338                        (243,125)                                  1,119,953
                                          717,018               0         209,377          62,409             0     2,692,967
                                        ---------       ---------       ---------       ---------     ---------    ----------
     Contributions:
      Employer                                                            526,026                       (18,120)      507,906
      Employees                           610,431                         756,825                      (111,755)    3,301,672
                                        ---------       ---------       ---------      ----------     ---------     ---------
                                          610,431               0       1,282,851                      (129,875)    3,809,578
                                        ---------       ---------       ---------       ---------     ---------     ---------
        Total Additions                 1,327,449               0       1,492,228          62,409      (129,875)    6,502,545
                                        ---------       ---------       ---------       ---------     ---------     ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to participants        386,396                         246,592           6,154                     931,405
     Other Expenses                         8,305                                                                      24,510
                                        ---------       ---------       ---------       ---------     ---------     ---------
        Total Deductions                  394,701               0         246,592           6,154             0       955,915
                                        ---------       ---------       ---------       ---------     ---------     ---------
    Transfers Between Plans (net)        (853,057)             10        (198,162)        (13,412)                    210,150
                                        ---------       ---------       ---------       ---------     ---------     ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $9,157,671            ($10)     $7,395,121        $622,944      $129,875   $29,493,802
                                        ---------         -------       ---------       ---------     ---------    ----------
    End of Year                        $9,237,362              $0      $8,442,595        $665,787            $0   $35,250,582
                                        =========         =======       =========       =========     =========    ==========

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

                                                       Money Market
                                       Equity Fund         Fund        Growth Fund     Balanced Fund
    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                      187,384                           9,526            15,542
     Interest Income                        1,460          24,761             567                98
     Net Realized/Unrealized Gain
      (Loss) on Market Value of
      Investments                         292,982                         224,622            (4,505)

                                        ---------       ---------       ---------         ---------
                                          481,826          24,761         234,715            11,135
                                        ---------       ---------       ---------         ---------
     Contributions:
      Employer
      Employees                           720,253          85,124         807,066            26,710
                                        ---------       ---------       ---------        ----------
                                          720,253          85,124         807,066            26,710
                                        ---------       ---------       ---------         ---------
        Total Additions                 1,202,079         109,885       1,041,781            37,845
                                        ---------       ---------       ---------         ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to participants        162,414          17,657          56,837
     Other Expenses                        18,223           2,100             704                 0
                                        ---------       ---------       ---------         ---------
        Total Deductions                  180,637          19,757          57,541                 0
                                        ---------       ---------       ---------         ---------
    Transfers Between Plans (net)         (96,623)        (50,394)        177,162         1,487,101
                                        ---------       ---------       ---------         ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $5,790,664        $610,967      $2,135,669                $0
                                        ---------         -------       ---------         ---------
    End of Year                        $6,715,483        $650,701      $3,297,071        $1,524,946
                                        =========         =======       =========         =========
                                                                     WPL Holdings,
                                      Fixed Income    Strong Total    Inc. Common                   Unallocated     Total All
                                          Fund         Return Fund     Stock Fund      Loan Fund        Fund          Funds

    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                                       9,941         327,995                                      550,388
     Interest Income                      683,819            156           1,772         57,292                       769,925
     Net Realized/Unrealized Gain
      (Loss) on Market Value of
      Investments                           6,302        (41,155)        220,710                                      698,956

                                        ---------      ---------        --------       --------      --------       ---------
                                          690,121        (31,058)        550,477         57,292             0       2,019,269
                                        ---------      ---------       ---------      ---------     ---------      ----------
     Contributions:
      Employer                                                           481,633                          607         482,240
      Employees                           729,662        247,110         605,442                        4,475       3,225,842
                                        ---------      ---------       ---------     ----------     ---------       ---------
                                          729,662        247,110       1,087,075                        5,082       3,708,082
                                        ---------      ---------       ---------      ---------     ---------       ---------
        Total Additions                 1,419,783        216,052       1,637,552         57,292         5,082       5,727,351
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to participants        256,070         40,305          68,395          7,213                       608,891
     Other Expenses                        13,621          1,041           1,233                                       36,922
                                        ---------      ---------       ---------      ---------     ---------       ---------
        Total Deductions                  269,691         41,346          69,628          7,213             0         645,813
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Transfers Between Plans (net)        (421,874)    (1,900,198)        849,050        135,977                       180,201
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $8,429,453     $1,725,482      $4,978,147       $436,888      $124,793     $24,232,063
                                        ---------        -------       ---------      ---------     ---------      ----------
    End of Year                        $9,157,671           ($10)     $7,395,121       $622,944      $129,875     $29,493,802
                                        =========        =======       =========      =========     =========      ==========

                                                                  Schedule IV

                                                  WISCONSIN POWER AND LIGHT COMPANY

                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A

                                                 SCHEDULE OF REPORTABLE TRANSACTIONS

                                                FOR THE YEAR ENDED DECEMBER 31, 1993

                                        Number of                     Number of
                                         Purchase     Total Value       Sales       Net Selling    Total Cost of
          Description of Assets        Transactions   of Purchases   Transactions      Price        Assets Sold      Net Gain

    Series of transactions involving
     securities of the same issue,
     that, in the aggregate, exceed
     5% of the plan assets as of the
     beginning of the plan year:



     Fidelity Growth Fund                     29     $1,808,601              4         $6,896          $6,360            $536
     Fidelity Balanced Fund                   33      1,815,355              1          1,761           1,667              94

     Dreyfus Cash Management Fund             26      1,586,030             23      1,586,030       1,586,030               -
     LaSalle National Trust                   40      1,567,375             20      3,409,738       3,409,738               -

     New York Life Insurance Company
      Guaranteed Investment
      Contract                                12        124,190              1      1,593,969       1,593,969               -

     WPL Holding Company Stock                26      1,577,725              9        262,605         224,922          37,683
     M&I Stable Principle Fund                 1      1,896,995              1        169,501         169,501               -

     Marshall Money Market Fund              299      8,698,409            274      6,754,813       6,754,813               -

   The accompanying notes to the financial statements are an integral part of this schedule.

                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN B

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1993 AND 1992

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan B:

   We have audited the accompanying statements of net assets available for benefits of the WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN B (the "Plan") as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1993 and 1992, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

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



                                           ARTHUR ANDERSEN & CO.

   Milwaukee, Wisconsin,
   March 25, 1994.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                     As of December 31,
                                                     1993           1992

                      ASSETS

   Investments, at market value (Notes 2 & 3):

      Mellon Capital Management Stock Index
        Fund--60,435 and 16,298 shares (cost
        $6,697,244 and $4,362,176),
        respectively                             $ 6,961,568     $ 6,047,014
      WPL Holdings, Inc. Common Stock--206,327
        and 162,671 shares (cost $6,333,440
        and $4,685,614), respectively              6,783,015       5,510,478
      Fidelity Growth Company Fund--129,878 and
        86,962 shares (cost $3,504,624 and
        $2,246,806), respectively                  3,774,249       2,403,635
      Fidelity Balanced Fund--178,418 and 73,760
        shares (cost $2,324,064 and $910,098),
        respectively                               2,389,017         906,512
      Federal National Mortgage Association
        treasury bonds @ 6.00% due 12/01/1999--
        (cost $673,636)                              684,594           ---
      Standard Credit Card corporate bonds @
        8.50% due 06/07/1996--(cost $858,380
        and $832,535), respectively                  853,375         840,540
      Pooled Fixed Income Fund, at cost            5,589,694       8,075,184

      Marshall Money Market Fund, at cost          2,741,744         791,147
                                                 -----------     -----------
        Total Investments                         29,777,256      24,574,510
                                                 -----------     -----------
   Loans to Participants                             719,984         536,951
                                                 -----------     -----------
   Cash                                                 (495)         61,538
                                                 -----------     -----------
   Receivables:

      Employees' Contribution                          ---           137,827
      Interest                                        19,440          31,685
                                                 -----------     -----------
        Total Receivables                             19,440         169,512
                                                 -----------     -----------

   Net Assets Available for Benefits             $30,516,185     $25,342,511
                                                 ===========     ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                              Year Ended December 31,
                                                1993           1992


   Additions to Net Assets Attributed to:

     Investment Income -

       Dividend Income                           611,277        413,013
       Interest Income                           767,494        758,898
       Net Realized/Unrealized Gain
         in Market Value of Investments          768,227        573,073
                                             -----------     ----------
                                               2,146,998      1,744,984
     Contributions from Participants           3,935,239      3,530,067
                                             -----------     ----------
         Total Additions                       6,082,237      5,275,051

                                             -----------     ----------

   Deductions from Net Assets Attributed to:

     Distributions to Participants               675,161        811,988
     Other Expenses                               23,252         40,454
                                             -----------     ----------
         Total Deductions                        698,413        852,442
                                             -----------     ----------
   Transfers Between Plans (net)                (210,150)      (180,201)
                                             -----------     ----------
   Net Assets Available for Benefits:

     Beginning of Year                        25,342,511     21,100,103
                                             -----------    -----------
     End of Year                             $30,516,185    $25,342,511
                                             ===========    ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1993 AND 1992

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

            The Plan is administered by the Pension and Employee Benefits Committee (the "Committee") of the Company.

            Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $8,994 for 1993) and have such amounts contributed by the Company to an account maintained for the employee.

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

            Effective January 1, 1994, the Plan was amended to allow a Company match provision. Under this provision the Company will match 25% of employee contributions under 6% of income.

            The Company reserves the right to terminate, amend or modify the Plan if future conditions warrant such action.

   Note 2.  Summary of Accounting Policies

        Basis of Accounting

            The financial statements have been prepared on the accrual basis of accounting.

        Valuation of Investments

            The guaranteed investment contracts (Pooled Fixed Income Fund) and money market fund are stated at cost, which approximates market. All other Plan investments are carried at market value as of the statement date.

        Expenses

            Investment management fees are paid from investment earnings prior to crediting earnings to the individual participants' account balances. Other Plan administrative expenses are absorbed by the Company.

   Note 3.  Investment Options

            The participants' deposits are invested by the Trustee in one or more investment funds (Money Market Fund, Equity Fund, Fixed Income Fund, Growth Fund, Balanced Fund and WPL Holdings, Inc. Common Stock
        Fund) as selected by the participant. Effective December 1, 1992, the Strong Total Return Fund was discontinued as an investment option. As of December 31, 1993 the remaining investment funds are administered by three investment managers, M&I Investment Management Corporation, Mellon Capital Management Corporation and Fidelity Management & Research.

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

            Fixed Income Fund. M&I Investment Management Corporation administers the Fixed Income Fund. This fund is invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments are combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investment options other than the Money Market Fund may be made during the enrollment periods.

            Growth Fund. Fidelity Management & Research manages the Growth Fund which is invested in the Fidelity Growth Company Fund. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

            Balanced Fund. Fidelity Management and Research manages this fund which is invested in the Fidelity Balanced Mutual Fund. The Balanced Fund is invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

            WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund is invested in WPL Holdings, Inc. common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund are reinvested by the Trustee in common stock of WPL Holdings, Inc.

            Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                                1993          1992
                Loan Proceeds                 $331,730      $201,916
                Loan Repayments               (194,984)     (152,347)
                Transfers between Plans         (7,220)        1,100
                                              --------      --------
                  Net transfers               $129,526      $ 50,669
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


   Note 7.  Related Party Transactions

            As described previously (see Note 3), the Plan maintains investments in WPL Holdings, Inc. common stock and in the Marshall Money Market Fund. In addition, as stated in Note 2, certain administrative expenses are absorbed by the Company. These transactions are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

                                                                   Schedule I

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B
                                               INVESTMENTS - POOLED FIXED INCOME FUND
                                                  AS OF DECEMBER 31, 1993 AND 1992
                                                   Number
                                                  of Units         1993                1992
    LaSalle National Trust, N.A. - Pooled Trust
       Fund for Employee Benefit Plans Income
       Plus Fund                                     1            $      --          $1,715,498

       New York Life Insurance Co.:
          1991 Selection Fund H9, 8.45%, due
          12/31/93                                   1                   --           1,286,552

       CNA:
          1991 Selection Fund F4, 9.07%, due
          12/31/94 through 12/31/96                  1            1,577,305           1,446,147

       Metropolitan Life Insurance Company:
          1991 Selection Fund FF6, 7.48%, due
          6/30/93 through 6/30/95                    1              800,256           1,116,843

       Provident National Assurance Company:
          1990 Selection Fund K-1, 8.56%, due
          12/31/91 through 12/31/93                  1                   --             410,284

       Allstate Life Insurance Company:
          1990 Selection Fund M-2, 8.55% due
          7/1/92 and 12/31/94                        1              637,045             586,868

       Principal Mutual Life Insurance Company:
          1991 Selection Fund X4, 7.57% due
          9/30/93                                    1                   --             583,040
          1990 Selection Fund 03A, 8.30% due
          6/30/93 and 6/30/94                        1              288,529             532,843
          1990 Selection Fund HH1, 9.00% due
          6/30/95                                    1              432,849             397,109

       M&I Stable Principle Fund                     1            1,853,710
                                                                  ---------            --------
       Total                                                     $5,589,694          $8,075,184
                                                                 ==========           =========

                                                                  Schedule II
                                                                  Page 1 of 2

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B
                                    ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT FUNDS
                                                       AS OF DECEMBER 31, 1993

                                      Shares or
                                      Principal                       Money Market
                                        Amount        Equity Fund         Fund        Growth Fund     Balanced Fund
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                   60,435       $6,961,568
     WPL Holdings, Inc. Common
      Stock                             206,327
     Fidelity Growth Company Fund       129,878                                        3,774,249
     Fidelity Balanced Fund             178,418                                                          2,389,017
     Government Oligations              677,012
     Corporate Obligations              787,391
     Pooled Fixed Income Funds

     Marshall Money Market Fund       2,741,744           38,812         453,281             381
                                                       ---------       ---------       ---------         ---------
      Total Investments                                7,000,380         453,281       3,774,630         2,389,017
                                                       ---------       ---------       ---------         ---------
    Loans to Participants

    Cash                                                    (495)

    Interest receivable                                       65           1,206              33                21
                                                       ---------       ---------       ---------         ---------
    Net Assets Available for
     Benefits                                         $6,999,950        $454,487      $3,774,663        $2,389,038
                                                       =========       =========       =========         =========

                                                    WPL Holdings,
                                     Fixed Income    Inc. Common                      Total All
                                         Fund         Stock Fund      Loan Fund         Funds
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                                                               $6,961,568
     WPL Holdings, Inc. Common
      Stock                                           6,783,015                       6,783,015
     Fidelity Growth Company Fund                                                     3,774,249
     Fidelity Balanced Fund                                                           2,389,017
     Government Oligations              684,594                                         684,594
     Corporate Obligations              853,375                                         853,375
     Pooled Fixed Income Funds        5,589,694                                       5,589,694
     Marshall Money Market Fund       2,211,909          37,361                       2,741,744
                                      ---------       ---------      ----------      ----------
      Total Investments               9,339,572       6,820,376               0      29,777,256
                                      ---------       ---------      ----------      ----------
    Loans to Participants                                               719,984         719,984

    Cash                                                                                   (495)

    Interest receivable                  17,974             141                          19,440
                                      ---------       ---------       ---------      ----------
    Net Assets Available for
     Benefits                        $9,357,546      $6,820,517        $719,984     $30,516,185
                                      =========       =========       =========      ==========

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

                                      Shares or
                                      Principal                       Money Market
                                        Amount        Equity Fund         Fund        Growth Fund     Balanced Fund
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                   16,298       $6,047,014
     WPL Holdings, Inc. Common
      Stock                             162,671
     Fidelity Growth Company Fund        86,962                                        2,403,635
     Fidelity Balanced Fund              73,760                                                            906,512
     Corporate Obligations              787,391
     Pooled Fixed Income Funds
     Marshall Money Market Fund         791,146           11,867         684,673           4,061            85,958
                                                       ---------       ---------       ---------         ---------
      Total Investments                                6,058,881         684,673       2,407,696           992,470
                                                       ---------       ---------       ---------         ---------
    Loans to Participants

    Cash                                                  61,548

    Receivables:
     Employee contribution
     Interest                                                 96           1,930             102                72
                                                       ---------       ---------       ---------         ---------
        Total Receivables                                     96           1,930             102                72
                                                       ---------       ---------       ---------         ---------
    Net Assets Available for
     Benefits                                         $6,120,525        $686,603      $2,407,798          $992,542
                                                       =========       =========       =========         =========

                                                                    WPL Holdings,
                                     Fixed Income    Strong Total    Inc. Common                    Unallocated     Total All
                                         Fund        Return Fund     Stock Fund      Loan Fund         Fund           Funds
                Assets
    Investments, at market value:
     Mellon Capital Management
      Stock Index Fund                                                                                             $6,047,014
     WPL Holdings, Inc. Common
      Stock                                                          5,510,478                                      5,510,478
     Fidelity Growth Company Fund                                                                                   2,403,635
     Fidelity Balanced Fund                                                                                           906,512
     Corporate Obligations              840,540                                                                       840,540
     Pooled Fixed Income Funds        8,075,184                                                                     8,075,184
     Marshall Money Market Fund           4,468                            120                                        791,147
                                      ---------        --------      ---------      ----------      ---------      ----------
      Total Investments               8,920,192               0      5,510,598               0              0      24,574,510
                                      ---------        --------      ---------      ----------      ---------      ----------
    Loans to Participants                                                              536,951                        536,951

    Cash                                                    (10)                                                       61,538

    Receivables:
     Employee contribution                                                                            137,827         137,827
     Interest                            28,992                            493                                         31,685
                                      ---------       ---------      ---------       ---------      ---------      ----------
        Total Receivables                28,992               0            493               0        137,827         169,512
                                      ---------       ---------      ---------       ---------      ---------      ----------
    Net Assets Available for
     Benefits                        $8,949,184            ($10)    $5,511,091        $536,951       $137,827     $25,342,511
                                      =========      ==========      =========       =========     ==========      ==========

                                                                 Schedule III
                                                                 Page 1 of 2


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B
                              ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                                                      FUNDS FOR THE YEAR ENDED
                                                          DECEMBER 31, 1993


                                                       Money Market
                                       Equity Fund         Fund        Growth Fund     Balanced Fund
    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                      188,007                           8,168            74,897
     Interest Income                        1,135          16,389             300               299
     Net Realized/Unrealized Gain
      (Loss) in Market Value of
      Investments                         440,674                         462,317           154,343
                                        ---------        --------        --------         ---------
                                          629,816          16,389         470,785           229,539
     Contributions                        842,797          72,902         681,798           384,572
                                        ---------       ---------       ---------        ----------
     TOTAL                              1,472,613          89,291       1,152,583           614,111
                                        ---------       ---------       ---------         ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to Participants         94,516          66,304          23,280             2,748
     Other Expenses                        14,698              60             270
                                        ---------       ---------       ---------         ---------
     TOTAL                                109,214          66,364          28,550             2,748
                                        ---------       ---------       ---------         ---------
    Transfers Between Plans (net)        (483,974)       (255,043)        237,832           785,133
                                        ---------       ---------       ---------         ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $6,120,525        $686,603      $2,407,798          $992,542
                                        ---------         -------       ---------         ---------
    End of Year                        $6,999,950        $454,487      $3,774,663        $2,389,038
                                        =========         =======       =========         =========
                                                                     WPL Holdings,
                                      Fixed Income    Strong Total    Inc. Common                   Unallocated     Total All
                                          Fund        Return Fund     Stock Fund      Loan Fund         Fund          Funds
    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                                                    340,205                                      611,277
     Interest Income                     685,566                          1,776          62,029                      767,494

     Net Realized/Unrealized Gain
      (Loss) in Market Value of
      Investments                          7,810                       (296,917)                                     768,227
                                       ---------       ---------      ---------       ---------     ---------     ----------
                                         693,376               0         45,064          62,029             0      2,146,998
     Contributions                       907,720                      1,183,277                      (137,827)     3,935,239
                                       ---------       ---------      ---------      ----------     ---------      ---------
     TOTAL                             1,601,096               0      1,228,341          62,029      (137,827)     6,082,237
                                       ---------       ---------      ---------       ---------     ---------      ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to Participants       324,343                        155,448           8,522                      675,161
     Other Expenses                        8,164                             60                                       23,252
                                       ---------       ---------      ---------       ---------     ---------      ---------
     TOTAL                               332,507               0        155,508           8,522             0        698,413
                                       ---------       ---------      ---------       ---------     ---------      ---------
    Transfers Between Plans (net)       (860,227)             10        236,593         129,526                     (210,150)
                                       ---------       ---------      ---------       ---------     ---------      ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                 $8,949,184            ($10)    $5,511,091        $536,951      $137,827    $25,342,511
                                       ---------         -------      ---------       ---------     ---------     ----------
    End of Year                       $9,357,546              $0     $6,820,517        $719,984            $0    $30,516,185
                                       =========         =======      =========       =========     =========     ==========

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

                                                       Money Market
                                       Equity Fund         Fund        Growth Fund     Balanced Fund
    Additions to Net Assets
     Attributed to:
    Investment Income -

     Dividend Income                      174,438                           7,116             7,312
     Interest Income                        1,537          25,082             699                71
     Net Realized/Unrealized Gain
      (Loss) on Market Value of
      Investments                         269,143                         171,367              (800)
                                        ---------       ---------       ---------         ---------
                                          445,118          25,082         179,182             6,583
                                        ---------       ---------       ---------         ---------
     Contributions                        796,046          95,120         654,249            20,365
                                        ---------       ---------       ---------        ----------
     TOTAL                              1,241,164         120,202         833,431            26,948
                                        ---------       ---------       ---------         ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to Participants        111,540           4,007          32,817
     Other Expenses                        10,743           1,930             399
                                        ---------       ---------       ---------         ---------
     TOTAL                                122,283           5,937          33,216                 0
                                        ---------       ---------       ---------         ---------
    Transfers Between Plans (net)        (583,285)        (81,621)       (128,408)          965,594
                                        ---------       ---------       ---------         ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $5,584,929        $653,959      $1,735,991                $0
                                        ---------         -------       ---------         ---------
    End of Year                        $6,120,525        $686,603      $2,407,798          $992,542
                                        =========         =======       =========         =========
                                                                     WPL Holdings,
                                      Fixed Income    Strong Total    Inc. Common                   Unallocated     Total All
                                          Fund         Return Fund     Stock Fund      Loan Fund        Fund          Funds
    Additions to Net Assets
     Attributed to:
    Investment Income -
     Dividend Income                                       5,531         218,616                                      413,013
     Interest Income                      675,136            241           1,390         54,742                       758,898
     Net Realized/Unrealized Gain
      (Loss) on Market Value of
      Investments                           6,823        (21,393)        147,933                                      573,073
                                        ---------      ---------        --------       --------      --------       ---------
                                          681,959        (15,621)        367,939         54,742             0       1,744,984
     Contributions                        931,511        186,704         708,245                      137,827       3,530,067
                                        ---------      ---------       ---------     ----------     ---------       ---------

     TOTAL                              1,613,470        171,083       1,076,184         54,742       137,827       5,275,051
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Deductions from Net Assets
     Attributed to:
     Distributions to Participants        516,587         26,862         108,986         11,189                       811,988
     Other Expenses                        20,134            877           6,371                                       40,454
                                        ---------      ---------       ---------      ---------     ---------       ---------
     TOTAL                                536,721         27,739         115,357         11,189             0         852,442
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Transfers Between Plans (net)        (618,044)    (1,125,128)      1,340,022         50,669                      (180,201)
                                        ---------      ---------       ---------      ---------     ---------       ---------
    Net Assets Available for
    Benefits:

    Beginning of Year                  $8,490,479       $981,774      $3,210,242       $442,729            $0     $21,100,103
                                        ---------        -------       ---------      ---------     ---------      ----------
    End of Year                        $8,949,184           ($10)     $5,511,091       $536,951      $137,827     $25,342,511
                                        =========        =======       =========      =========     =========      ==========

                                                                  Schedule IV

                                                  WISCONSIN POWER AND LIGHT COMPANY

                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B

                                                 SCHEDULE OF REPORTABLE TRANSACTIONS

                                                FOR THE YEAR ENDED DECEMBER 31, 1993

                                        Number of                     Number of
                                         Purchase     Total Value       Sales       Net Selling    Total Cost of
          Description of Assets        Transactions   of Purchases   Transactions      Price        Assets Sold      Net Gain

    Series of transactions involving
     securities of the same issue,
     that, in the aggregate, exceed
     5% of the plan assets as of the
     beginning of the plan year:



     Fidelity Growth Fund                     28     $1,331,597              1        $83,746         $73,778          $9,968

     Fidelity Balanced Fund                   34      1,413,966              0              -               -               -

     Dreyfus Cash Management Fund             26      2,101,980             23      2,101,980       2,101,980               -

     LaSalle National Trust                   42      1,960,040             15      3,675,538       3,675,538               -

     New York Life Insurance Company
      Guaranteed Investment
      Contract                                12        108,708              1      1,395,260       1,395,260               -

     WPL Holding Company Stock                27      1,789,294              7        219,839         184,190          35,649

     M&I Stable Principle Fund                 1      1,853,710              0              -               -               -

     Marshall Money Market Fund              274      8,755,627            298      6,805,029       6,805,029               -

   The accompanying notes to the financial statements are an integral part of this schedule.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                            WPL HOLDINGS, INC.
                            (Registrant)

   Date:  April 29, 1994    EDWARD M. GLEASON
                            Edward M. Gleason,
                            Vice President, Treasurer and Corporate Secretary
                            (Principal Financial Officer)

   Date:  April 29, 1994    DANIEL A. DOYLE
                            Daniel A. Doyle,
                            Controller and Treasurer
                            Wisconsin Power and Light Company
                            (Principal Accounting Officer)

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                  Exhibit Index to Form 10-K for the Year Ended
                                December 31, 1993



         Item   Description                                              Page

         12     Computation of ratio of earnings to fixed
                charges and preferred dividend requirements
                after taxes                                                 *

         21     Subsidiaries of the Company                                 *

         23     Consent of Independent Public Accountants                   *

         23A    Consent of Independent Public Accounants
                (regarding the Wisconsin Power and Light Company
                Employee Stock Ownership Plan and the Wisconsin
                Power and Light Company Employees' Retirement
                Savings Plan A and Plan B)

         99     1994 Proxy Statement for the Annual Meeting of
                Shareowners to be held May 18, 1994 (To be filed
                with the Securities and Exchange Commission
                under Regulation 14A within 120 days after the
                end of the Company's fiscal year)                           *


   _________________

   *     Previously filed with this Annual Report on Form 10-K.