Form 10-Q
period 1994-06-30
WPL HOLDINGS INC
filed 1994-08-15
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X   THE SECURITIES EXCHANGE ACT OF 1934
      -----
            For the quarterly period ended  June 30, 1994

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ----- THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

   Commission file number  1-9894

                             WPL HOLDINGS, INC
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


            Common Stock Outstanding at June 30, 1994:   30,735,596 shares

                                    CONTENTS





                                                                         PAGE
   PART I.   Financial Information:

             Consolidated Financial Statements of WPL Holdings, Inc.

             Consolidated Balance Sheets as of June 30, 1994
              and 1993 and December 31, 1993 . . . . . . . . . . . . . . .  2

             Consolidated Statements of Income for the Three and
              Six Months Ended June 30, 1994 and 1993  . . . . . . . . . .  4

             Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1994 and 1993  . . . . . . . . . . . .  5

             Notes to Consolidated Financial Statements  . . . . . . . . .  6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 15


                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                                               June 30,            June 30,        December 31,
                                                                                 1994                1993               1993
                                                                                           (Thousands of dollars)
   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric........................................................     $ 1,531,411         $ 1,476,864         $ 1,518,701
       Gas.............................................................         195,233             184,625             194,283
       Water...........................................................          20,945              19,834              20,437
       Common..........................................................         110,565              98,864             106,803
                                                                              ---------          ----------          ----------
                                                                              1,858,154           1,780,187           1,840,224
     Dedicated decommissioning funds...................................          50,970              41,796              49,803
                                                                              ---------          ----------          ----------
                                                                              1,909,124           1,821,983           1,890,027
     Less: Accumulated provision for depreciation......................         780,514             743,510             763,027
                                                                              ---------          ----------          ----------
                                                                              1,128,610           1,078,473           1,127,000


     Construction work in progress.....................................          76,540              57,267              75,732
     Nuclear fuel, net.................................................          15,558              15,021              18,000
                                                                              ---------          ----------          ----------
       Total utility plant.............................................       1,220,708           1,150,761           1,220,732
                                                                              ---------          ----------          ----------
   OTHER PROPERTY AND EQUIPMENT, NET:
      Other property and equipment.....................................         136,794             134,271             135,204
      Less:  Accumulated provision for depreciation....................          19,510              13,106              16,817
                                                                              ---------          ----------          ----------
                                                                                117,284             121,165             118,387
                                                                              ---------          ----------          ----------

   INVESTMENTS, at cost................................................          12,607              15,739              15,525
                                                                              ---------          ----------          ----------

   CURRENT ASSETS:
     Cash and equivalents..............................................           9,198               6,452              19,468
     Net accounts receivable and unbilled revenue,
       less allowance for doubtful accounts of $1,313
       $964 and $732, respectively.....................................          61,476              41,932              67,623
     Fossil fuel, at average cost......................................          12,772              18,097              16,042
     Materials and supplies, at average cost...........................          23,124              23,620              21,679
     Gas in storage, at average cost...................................           4,610               5,072               8,754
     Prepayments and other.............................................          29,379              18,705              23,251
                                                                              ---------          ----------          ----------
       Total current assets............................................         140,559             113,878             156,817
                                                                              ---------          ----------          ----------
   Restricted cash.....................................................           3,234               5,602               6,712
                                                                              ---------          ----------          ----------
   Environmental remediation costs.....................................          82,280              82,475              82,380
                                                                              ---------          ----------          ----------
   Deferred charges and other..........................................         162,352             138,870             161,346
                                                                              ---------          ----------          ----------
   TOTAL ASSETS........................................................      $1,739,024         $ 1,628,490         $ 1,761,899
                                                                               ========          ==========          ==========


   The accompanying notes are an integral part of the consolidated financial statements.


                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                                           June 30,            June 30,         December 31,
                                                                             1994                1993               1993
                                                                                       (Thousands of dollars)
   CAPITALIZATION AND LIABILITIES
   COMMON SHAREOWNERS' INVESTMENT:
     Common stock, $.01 par value, authorized--
       100,000,000 shares; issued and
       outstanding--30,735,596, 30,320,586 and
       30,438,654 shares, respectively.................................  $      306          $      298       $       305
     Premium on capital stock & capital surplus........................     303,441             286,981           297,916
     Reinvested earnings...............................................     294,274             276,513           284,745
                                                                           --------            --------          --------
                                                                            598,021             563,792           582,966

   PREFERRED STOCK NOT MANDATORILY REDEEMABLE:
     Cumulative, without par value, authorized
       3,750,000 shares, maximum aggregate stated
       value $150,000,000
     Cumulative, without par value, $100
       stated value; 449,765, 599,630, and 449,765 shares,
       respectively, outstanding.......................................      44,977              59,963            44,977
     Cumulative, without par value, $25 stated value, 599,460
       shares outstanding..............................................      14,986                -               14,986
   LONG TERM DEBT, NET.................................................     423,590             422,798           425,105
                                                                          ---------           ---------         ---------
       Total capitalization............................................   1,081,574           1,046,553         1,068,034
                                                                          ---------           ---------         ---------

   CURRENT LIABILITIES:

     Current maturities of long-term debt..............................       1,528                 856               782
     Variable rate demand bonds........................................      56,975              57,075            56,975
     Short-term debt...................................................      64,541              33,958            91,902
     Accounts payable..................................................      53,192              53,692            78,195
     Accrued payroll and vacation......................................      15,515              15,980            17,287
     Accrued taxes.....................................................       3,698              (4,032)             (570)
     Accrued interest..................................................       8,995               8,844             9,282
     Other.............................................................      30,602              24,675            21,168
                                                                           --------            --------          --------
       Total current liabilities.......................................     235,046             191,048           275,021
                                                                           --------            --------          --------

   OTHER CREDITS:
     Accumulated deferred income taxes.................................     222,565             208,762           212,844
     Accumulated deferred investment tax credits.......................      41,721              43,668            42,684
     Accrued environmental remediation costs...........................      80,244              81,272            80,973
     Other.............................................................      77,874              57,187            82,343
                                                                          ---------            --------          --------
       Total other credits.............................................     422,404             390,889           418,844
                                                                          ---------            --------          --------

   TOTAL CAPITALIZATION AND LIABILITIES................................  $1,739,024          $1,628,490        $1,761,899
                                                                          =========           =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.


                   WPL HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                                                      Three Months Ended                    Six  Months Ended
                                                          June 30,                                June 30,
                                                   1994              1993                  1994              1993
                                                                        (In Thousands Except
                                                                         for Per Share Data)

   OPERATING REVENUES:
     Electric..................................  $  125,271       $  116,817           $  262,468         $  242,428
     Gas.......................................      22,130           23,281               85,265             78,780
     Fees, rents and other.....................      33,884           33,533               67,730             61,673
                                                  ---------        ---------            ---------          ---------
                                                    181,285          173,631              415,463            382,881
                                                  ---------        ---------            ---------          ---------
   OPERATING EXPENSES:
     Electric production fuels.................      32,646           27,235               64,932             59,789
     Purchased power...........................       8,440            7,764               17,927             13,747
     Purchased gas.............................      12,861           15,675               54,606             53,014
     Other operation...........................      65,815           66,564              129,409            126,857
     Maintenance...............................      12,387           11,747               21,759             22,617
     Depreciation and amortization.............      19,569           17,185               41,034             34,497
     Taxes other than income...................       8,703            7,588               17,687             15,999
                                                  ---------        ---------            ---------          ---------
                                                    160,421          153,758              347,354            326,520
                                                  ---------        ---------            ---------          ---------
   NET OPERATING INCOME........................      20,864           19,873               68,109             56,361
                                                  ---------        ---------            ---------          ---------

   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used during
       construction ...........................         681              398                1,130                646
     Other, net................................       4,247              717                9,069                  6
                                                  ---------        ---------            ---------          ---------
                                                      4,928            1,115               10,199                652

   INCOME BEFORE INTEREST EXPENSE..............      25,792           20,988               78,308             57,013
                                                  ---------        ---------            ---------          ---------
   INTEREST EXPENSE:
     Interest on debt..........................       9,219            9,715               18,694             18,964
     Allowance for borrowed funds used during
       construction (credit)...................        (245)            (253)                (434)              (409)
                                                  ---------        ---------            ---------          ---------
                                                      8,974            9,462               18,260             18,555
                                                  ---------        ---------            ---------          ---------
   INCOME BEFORE INCOME TAXES..................      16,818           11,526               60,048             38,458

   INCOME TAXES................................       5,688            3,382               21,721              9,597

   PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.....         827              953                1,655              1,905
                                                  ---------        ---------            ---------          ---------

   NET INCOME................................... $   10,303       $    7,191           $   36,672         $   26,956
                                                  =========        =========            =========          =========

   EARNINGS PER SHARE OF COMMON STOCK........... $     0.33       $     0.25           $     1.20         $     0.95
                                                  =========        =========            =========          =========

   CASH DIVIDENDS PER SHARE OF COMMON STOCK..... $    0.480       $    0.475           $    0.960         $    0.950
                                                  =========        =========            =========          =========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..     30,649           29,278               30,575             28,499
                                                  =========        =========            =========          =========

   The accompanying notes are an integral part of the consolidated financial statements.


                           WPL HOLDINGS, INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Six Months Ended
                                                                                    June 30,
                                                                             1994               1993
                                                                                  (In Thousands)

   Cash flows from (used for) operating activities:

     Net Income......................................................     $    36,672       $    26,956
     Adjustments to reconcile net income to net cash
      from operating activities:
       Depreciation and amortization.................................          41,034            34,355
       Amortization of nuclear fuel..................................           2,749             2,933
       Allowance for equity funds used during construction...........          (1,130)             (646)
       Investment tax credit restored................................            (963)             (983)
       Deferred income taxes.........................................           6,429             3,536
     Changes in assets and liabilities:
       Net accounts receivable and unbilled revenues.................           7,294             7,758
       Coal..........................................................             521               888
       Materials and supplies........................................          (1,446)           (6,822)
       Gas in storage................................................           4,144             4,094
       Prepayments and other.........................................          (6,129)            3,164
       Accounts payable and accruals.................................         (22,554)          (22,599)
       Accrued taxes.................................................           4,144            (1,924)
       Other.........................................................             379             7,091
                                                                            ---------         ---------

          Net cash from (used for) operating activities..............          71,144            57,801
                                                                            ---------         ---------
   Cash flows from (used for) financing activities:

     Issuance of long-term debt......................................           -                 4,919
     Long-term debt maturities, redemptions and sinking
       fund requirements.............................................          (1,582)             (165)
     Net change in short term debt...................................         (20,844)          (35,612)
     Common stock cash dividends, less dividends reinvested..........         (21,774)          (16,972)
     Preferred stock issuance expense................................            (648)            -
     Issuance of common stock........................................             884            56,803
     Other...........................................................             (16)              (35)
                                                                            ---------          --------

        Net cash from (used for) financing activities................         (43,980)            8,938
                                                                            ----------         --------
   Cash flows from (used for) investing activities:

     Additions to utility plant, excluding AFUDC.....................         (37,809)          (52,477)
     Allowance for borrowed funds used during construction...........            (434)             (408)
     Dedicated decommissioning funding...............................          (1,167)           (1,419)
     Additions to other property and equipment.......................          (1,590)          (17,076)
     Restricted bond proceeds........................................           3,234             6,527
     Other...........................................................             332               228
                                                                            ---------          --------
       Net cash (used for) investing activities......................         (37,434)          (64,625)

   Net increase (decrease) in cash and equivalents...................         (10,270)            2,114
   Cash and equivalents at beginning of period.......................          19,468             4,338
                                                                            ---------          --------
   Cash and equivalents at end of period.............................     $     9,198         $   6,452
                                                                            =========          ========

   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest on debt, less amount capitalized.....................     $     9,461         $  10,219
       Preferred stock dividends of subsidiary.......................     $     1,655         $   1,906
       Income taxes..................................................     $    12,561         $   7,585

   Noncash financing activities:
      Dividends reinvested...........................................     $     8,462         $  10,117


   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries including Wisconsin Power and Light Company
   (WPL). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

       In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. In November 1989, the Public Service Commission of Wisconsin ("PSCW") concluded that WPL did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, the Company recorded a reserve in 1989 which had an after-tax affect of reducing 1989 net income by $4.9 million. This reserve included a portion payable to WPL's ratepayers and portions payable to Wisconsin Public Service Corporation and Madison Gas and Electric Company for their joint ownership in the generating station served by the contract. In 1990, WPL refunded $2.0 million of the reserve, after tax, to its own ratepayers.

       The PSCW decision was found to represent unlawful retroactive ratemaking by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court. In February 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's judgement, all avenues for appeal regarding this case have been exercised.

       As a result, in March 1994, WPL reversed the unrefunded portion of the assessment of amounts due to Wisconsin Public Service Corporation and Madison Gas and Electric Company. This action increased in net income by $2.9 million in the first quarter of 1994. For the portion of the assessment which was refunded to WPL's ratepayers, a proposed plan for recollection was submitted to the PSCW on February 15, 1994 and was approved on May 11, 1994. With this approval, WPL recorded an additional after-tax increase to net income to account for the remaining $2.0 million in June, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1994 VS. JUNE 30, 1993:

   OVERVIEW

        The Company reported consolidated second-quarter net income of $10.3 million compared to $7.2 million for the same period in 1993. The increase in earnings primarily reflects an increase in earnings from the Company's utility subsidiary, WPL. The principal factors leading to increased earnings include favorable early summer weather which yielded higher electric margins ($1.4 million), the benefits from decreased other operation expense due to the Company's cost management efforts ($.5 million) and a change in the mix of gas sales from lower margin to higher margin customer classes ($1.0 million). Also, second-quarter 1994 net income increased $2.0 million through the approval to recollect a previously refunded penalty assessed by the PSCW relating to WPL's administration of a coal contract.

        Offsetting the above was an increase in depreciation expense which was attributable to increased investment in property, plant and equipment and increased decommissioning costs which reduced net income by $1.5 million.


   Electric Operations
                                                                                     Revenues and
                                                    kWhs Sold, Generated             Costs Per kWh
                       Revenues and Costs    %       and Purchased (In        %     Sold Generated    Customers at End
                         (In Thousands)    Change        Thousands)        Change    and Purchased       of Quarter

                           1994      1993                1994        1993             1994     1993      1994      1993

    Residential and
    Farm                $42,801   $40,109      7%     602,761     602,421       0%    .071     .067   322,202   315,326

    Industrial           35,777    32,786      9%     955,781     878,476       9%    .037     .037       755       698

    Commercial           24,055    22,464      7%     393,496     382,857       3%    .061     .059    43,437    42,467

    Wholesale and
    Class A              20,877    18,588     12%     606,255     524,416      16%    .034     .035        40        38

    Other                 1,761     2,870     39%      12,203      13,487     -10%    .144     .213     1,471     1,419
                        -------   -------     ---   ---------   ---------     ----    ----     ----   -------   -------
         Total          125,271   116,817      7%   2,570,496   2,401,657       7%    .049     .049   367,905   359,948
                        =======   =======     ===   =========   =========      ===    ====     ====   =======   =======

    Elec production
    fuels                32,646    27,235     20%   2,353,828   2,027,581      16%    .014     .013

    Purchased Power       8,440     7,764      9%     325,804     450,839     -28%    .026     .017
                        -------    ------    ----
    Margin               84,185    81,818      3%
                        =======    ======

     WPL's electric sales benefitted from June's hot weather, however, low sales in April and May resulted in relatively flat volumes for the second quarter of 1994 compared to 1993. Additionally, WPL experienced strong growth in the commercial and industrial customer classes from favorable economic conditions in the service territory.

   Gas Operations

                                                                           Revenues and
                       Revenues and              Therms Sold and             Costs per
                        Costs (In         %       Purchased (In      %      Thems Sold    Customers at End
                        Thousands)     Change      Thousands)      Change  and Purchased     of Quarter
                      1994     1993              1994      1993             1994   1993     1994     1993

    Residential       10,337   11,853   -13%     18,154   18,207     0%     .569   .651    122,476  117,721

    Firm               5,930    6,720   -12%     13,022   13,404    -3%     .455   .501     15,298   14,701

    Interruptible      1,463    1,509    -3%      4,768    3,923    22%     .307   .385        233      209

    Transportation     3,384    3,088    10%     17,870   19,074    -6%     .189   .162         87       74

    Other              1,016      111   815%      3,740      242   1,445%   .272   .459         93       90
                      ------   ------  ----      ------   ------   -----    ----   ----    -------  -------
      Total           22,130   23,281    -5%     57,554   54,850     5%     .385   .424    138,187  132,795
                      ======   ======  =====     ======  =======   =====   =====  =====    =======  =======
    Purchased gas     12,942   15,675   -17%     37,794   37,386     1%     .239   .363
                      ------   ------
    Margin             9,188    7,606    12%
                      ======   ======

      Gas margin increased during the second quarter of 1994 compared to the second quarter of 1993 due primarily to a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong from the solid economic conditions in WPL's service territory.

   Other Operation Expense

      Other operation expense decreased as a result of the Company's cost management efforts.

   Depreciation

      Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs for WPL.

   Other, Net

      Other, net increased for the second-quarter of 1994 compared with the same period in 1993 due to the coal contract reversal of $2.0 million discussed in Note 2 of the Notes to Consolidated Financial Statements.

   Income Taxes

      Income taxes increased between second quarters, primarily due to higher taxable income.

   SIX MONTHS ENDED JUNE 30, 1994 VS. JUNE 30, 1993:

   OVERVIEW

    The Company reported consolidated net income of $36.7 million for the six months ended June 30, 1994 compared to $27.0 million for the same period in 1993. The increase in earnings primarily reflects an increase in earnings from the company's utility subsidiary, WPL. A principal factor which resulted in increased earnings was the favorable weather conditions in the first six months of 1994 which yielded higher electric and gas margins ($9.3 million). Also, net income for the six months ended June 30, 1994 increased $4.9 million due to the reversal of a PSCW penalty relating to WPL's administration of a coal contract.

    Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $3.9 million.


   Electric Operations
                                                                                  Revenues and
                                                   kWhs Sold, Generated           Costs Per kWh
                      Revenues and Costs    %       and Purchased (In       %    Sold Generated   Customers at End of
                        (In Thousands)    Change        Thousands)       Change   and Purcased          Quarter

                          1994      1993                1994        1993            1994    1993      1994       1993

    Residential and
    Farm               $97,356   $88,811     10%   1,389,627   1,345,225     3%     .070    .066   322,202    315,326

    Industrial          67,989    63,874      6%   1,822,824   1,700,873     7%     .037    .038       755        698

    Commercial          49,605    46,064      8%     821,480     783,911     5%     .060    .059    43,437     42,467

    Wholesale and
    Class A             43,239    37,661     15%   1,312,372   1,109,965    18%     .033    .034        40         38

    Other                4,279     6,018    -29%      28,986      27,338     6%     .148    .220     1,471      1,419
                       -------    ------    ----   ---------   ---------   ----     ----    ----    ------     ------
         Total         262,468   242,428      8%   5,375,289   4,967,312     8%     .049    .049   367,905    359,948
                       =======   =======    ====   =========   =========   ====     ====    ====   =======    =======
    Elec production
    fuels               64,932    59,788      9%   4,806,837   4,308,778    12%     .014    .014

    Purchased Power     17,927    13,747     30%     767,945     801,313    -4%     .023    .017
                       -------   -------
    Margin             179,609   168,893      6%
                       =======  ========

    WPL's electric sales benefitted from June's hot weather, however, low sales in April and May resulted in relatively flat volumes for the second quarter of 1994 compared to 1993. Additionally, WPL experienced growth in the commercial and industrial customer classes from favorable economic conditions.

   Gas Operations

                                                                             Revenues and
                       Revenues and              Therms Sold and            Costs per Thems
                        Costs (In         %       Purchased (In       %        Sold and      Customers at End of
                        Thousands)     Change      Thousands)      Change      Purchased           Quarter

                      1994     1993              1994      1993              1994    1993      1994       1993

    Residential       45,090   42,642    6%      78,399    73,434    7%      .575    .581      122,476   117,721
    Firm              26,060   24,035    8%      57,089    52,031    10%     .456    .462       15,298    14,701

    Interruptible      4,308    6,371   -32%     11,762    14,620   -20%     .366    .436          233       209

    Transportation     8,345    6,022    39%     42,934    42,977    0%      .194    .140           87        74

    Other              1,462     -290   -604%     4,898       721   579%     .298    .402           93        90
                      ------   ------    ----   -------   -------   ----     -----    ---      -------   -------
      Total           85,265   78,780    8%     195,082   183,783    6%      .437    .429      138,187   132,795
                      ======   ======    =====  =======   =======   ====     =====    =====    =======   =======

    Purchased gas     54,710   53,014    3%     143,661   161,892    21%     .279    .327
                      ------   ------

    Margin            30,555   25,766    5%


    Gas margin increased for the six months ended June 30, 1994 compared to the same period in 1993 due primarily to favorable winter weather conditions. Also contributing to the margin increase was a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong due to favorable economic conditions in WPL's service territory.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

    The increase in other revenues is the result of an acquisition made during the first quarter of 1993 by the Company's non-regulated operations. Year to date 1994 results include a full six months of activity vs. approximately 4 months of activity in 1993.

   Other Operation Expense

    Other operation expense increased for the same factor discussed above under Other Revenues.

   Depreciation

    Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs for WPL.

   Other, Net

    Other, net increased for the six months ended June 30, 1994 compared with the same period in 1993, due to the coal contract reversal of $2.0 million discussed in Note 2 of the Notes to Consolidated Financial Statements.

   Income Taxes

    Income taxes increased between second quarters, primarily due to higher taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

    See Part II -- Other Information, Item 1. Legal Proceedings.

   Financing and Capital Structure

    The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financings and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of WPL's accounts receivable and unbilled revenues to finance a portion of its long-term cash needs.

    The Company's capitalization at June 30, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50 percent common equity, 5 percent preferred stock and 45 percent long-term debt. Common equity at June 30, 1994 increased from 48 percent at December 31, 1993 due to increased earnings and the original issuance through the Company's dividend reinvestment program of $8.5 million of Company stock during the first 6 months of 1994.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs and Heartland Development Corp.'s capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities, after dividends paid, provided approximately $71,144 million and $57,801 million for the six months ended June 30, 1994 and 1993 respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1994 are $83 million. The Company currently anticipates that it will finance approximately 68 percent of these expenditures through internally generated funds.

    The expenditures for the decommissioning of the Kewaunee Nuclear Power Plant are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. By 2013, WPL currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

                           PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings

    On February 4, 1994, WPL filed its annual retail rate application with the PSCW requesting no change in electric rates and a slight increase in natural gas and water rates. The application filed with the PSCW requests an overall increase of $3.6 million, or 2.7 percent for natural gas and a nominal water rate increase. Subsequent to this filing the PSCW staff completed its audit and conducted hearings. Currently PSCW staff is recommending a decrease in electric rates of $16.1 million or 3.7 percent, an increase in gas rates of $1.1 million or .8 percent and no change in water rates. A final decision is not expected until the fourth quarter of 1994 with final rates becoming effective January 1, 1995.


   Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of shareowners held on May 18, 1994, (a) L. David Carley and Donald R. Haldeman were elected as directors of the Company for terms expiring in 1995, (b) Katharine C. Lyall and Henry F. Scheig were elected as directors of the Company for terms expiring in 1996, and (c) Les Aspin, Erroll B. Davis, Jr., Milton E. Neshek and Carol T. Toussaint were elected as directors of the Company for terms expiring in 1997. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                    Shares Withholding
         Name of Nominee         Shares Voted For        Authority

         L. David Carley             23,193,533              781,958
         Donald R. Haldeman          23,356,430              619,061
         Katharine C. Lyall          23,355,554              619,937
         Henry F. Scheig             23,399,260              576,231
         Les Aspin                   22,643,817            1,331,674
         Erroll B. Davis, Jr.        23,181,559              793,932
         Milton E. Neshek            23,368,952              606,539
         Carol T. Toussaint          23,341,373              634,118

       The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting:

                        Year in Which
    Name of Director    Term Expires

    Arnold M. Nemirow       1995
    Judith D. Pyle          1995
    Rockne G. Flowers       1996
    Henry C. Prange         1996

       In addition, at the annual meeting, shareowners approved the appointment of Arthur Andersen & Co. as the Company's independent auditors for the 1994 calendar year. With respect to such matter, the number of shares voted for and against were 23,375,001 and 261,224, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 339,266 and 0 , respectively. At the annual meeting, shareowners also approved the WPL Holdings, Inc. Long-Term Equity Incentive Plan. With respect to such matter, the number of shares voted for and against were 20,513,455 and 2,188,522, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 1,273,514 and 0, respectively.


   Item 5.  Other Information

    None

   Item 6.  Exhibits and Reports on Form 8-K

     1.       Exhibits:

   4.1    WPL Holdings, Inc. Long-Term Equity Incentive Plan

   4.2 Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr.

   4.3 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch and A.J. Amato

   4.4 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke

     2.       Reports on Form 8-K:  None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WPL HOLDINGS, INC.



   Date   08/12/94                     By:/s/ Edward M. Gleason
                                       --------------------------
                                       Edward M. Gleason, Vice President,
                                       Treasurer, and Corporate Secretary
                                       (principal financial officer)



   Date   08/12/94                     By:/s/ Daniel A. Doyle
                                       --------------------------
                                       Daniel A. Doyle, Controller and
                                       Treasurer, Wisconsin Power and Light,
                                       (principal accounting officer and
                                       officer authorized to sign on behalf
                                       of the registrant.)

                                  EXHIBIT INDEX


   Exhibit
     No.        Description


   4.1    WPL Holdings, Inc. Long-Term Equity Incentive Plan

   4.2 Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr.

   4.3 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch and A.J. Amato

   4.4 Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke