Form 10-Q
period 1994-09-30
WPL HOLDINGS INC
filed 1994-11-14
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X   THE SECURITIES EXCHANGE ACT OF 1934
      -----
            For the quarterly period ended September 30, 1994

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


          Common Stock Outstanding at September 30, 1994:   30,769,842 shares

                                    CONTENTS





                                                                         PAGE
   PART I.   Financial Information:

          Consolidated Financial Statements of WPL Holdings, Inc.

          Consolidated Balance Sheets as of September 30, 1994 and 1993
             and December 31, 1993 . . . . . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Income for the Three and Nine Months
             Ended September 30, 1994 and 1993 . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows - Nine Months Ended
             September 30, 1994 and 1993 . . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . .  6

          Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

   WPL HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Balance Sheets


                                                            September 30,      September 30,       December 31,
                                                                 1994                1993               1993
                                                                            (Thousands of dollars)
   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric.....................................      $  1,583,959       $  1,491,602         $  1,518,701
       Gas..........................................           200,241            190,404              194,283
       Water........................................            21,397             20,069               20,437
       Common.......................................           112,541            102,022              106,803
                                                             ---------          ---------            ---------
                                                             1,918,138          1,804,097            1,840,224
     Dedicated decommissioning funds................            51,903             42,037               49,803
                                                             ---------          ---------            ---------
                                                             1,970,041          1,846,134            1,890,027
     Less: Accumulated provision for depreciation...           808,046            753,852              763,027
                                                             ---------          ---------            ---------
                                                             1,161,995          1,092,282            1,127,000

     Construction work in progress..................            40,216             67,712               75,732
     Nuclear fuel, net..............................            13,912             17,674               18,000
                                                             ---------          ---------            ---------
       Total utility plant..........................         1,216,123          1,177,668            1,220,732
                                                             ---------          ---------            ---------
   OTHER PROPERTY AND EQUIPMENT, NET:
      Other property and equipment..................           144,490            147,827              135,204
      Less:  Accumulated provision for depreciation.            21,044             16,333               16,817
                                                             ---------          ---------            ---------
                                                               123,446            131,494              118,387

   INVESTMENTS, at cost.............................            12,169             15,565               15,525
                                                             ---------          ---------            ---------
   CURRENT ASSETS:
     Cash and equivalents...........................             7,395              6,396               19,468
     Net accounts receivable and unbilled revenue,
       less allowance for doubtful accounts of
       $1,669 $1,739 and $732, respectively.........            73,866             46,520               67,623
     Fossil fuel, at average cost...................            14,819             15,340               16,042
     Materials and supplies, at average cost........            22,438             22,776               21,679
     Gas in storage, at average cost................            10,409             15,837                8,754
     Prepayments and other..........................            27,453             20,805               23,251
                                                             ---------          ---------            ---------
       Total current assets.........................           156,380            127,674              156,817
                                                             ---------          ---------            ---------

   Restricted cash..................................             3,233              4,845                6,712
                                                             ---------          ---------            ---------

   Environmental remediation costs..................            82,230             82,354               82,380
                                                             ---------          ---------            ---------

   Deferred charges and other.......................           158,423            148,005              161,346
                                                             ---------          ---------            ---------

   TOTAL ASSETS.....................................       $ 1,752,004        $ 1,687,605          $ 1,761,899
                                                             =========          =========            =========


   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Balance Sheets

                                                                      September 30,       September 30,       December 31,
                                                                           1994                1993               1993
                                                                                      (Thousands of dollars)
   CAPITALIZATION AND LIABILITIES
   COMMON SHAREOWNERS' INVESTMENT:
     Common stock, $.01 par value, authorized--
       100,000,000 shares; issued and
       outstanding--30,769,842, 30,320,586 and
       30,438,654 shares, respectively.............................   $       308        $      303          $      305
     Premium on capital stock & capital surplus....................       303,402           293,038             297,916
     Reinvested earnings...........................................       294,669           277,754             284,745
                                                                       ----------         ---------           ---------
                                                                          598,379           571,095             582,966

   PREFERRED STOCK NOT MANDATORILY REDEEMABLE:
     Cumulative, without par value, authorized 3,750,000 shares, maximum aggregate stated value $150,000,000
          Cumulative, without par value, $100 stated value;
            449,765, 599,630, and 449,765 shares,
            respectively, outstanding..............................        44,977            59,963              44,977
     Cumulative, without par value, $25 stated value, 599,460
        0, and 599,460 shares outstanding..........................        14,986            -                   14,986
   LONG TERM DEBT, NET.............................................       425,304           423,711             425,105
                                                                       ----------         ---------           ---------
       Total capitalization........................................     1,083,646         1,054,769           1,068,034


   CURRENT LIABILITIES:
     Current maturities of long-term debt..........................         1,516               935                 782

     Variable rate demand bonds....................................        56,975            57,075              56,975
     Short-term debt...............................................        80,091            74,395              91,902
     Accounts payable..............................................        55,048            59,229              78,195
     Accrued payroll and vacation..................................        16,383            17,088              17,287
     Accrued taxes.................................................         7,135            (1,157)               (570)
     Accrued interest..............................................         6,771             6,520               9,282
     Other.........................................................        31,841            26,817              21,168
                                                                       ----------         ---------           ---------
       Total current liabilities...................................       255,760           240,902             275,021
                                                                       ----------         ---------           ---------


   OTHER CREDITS:
     Accumulated deferred income taxes.............................       213,231           225,766             212,844
     Accumulated deferred investment tax credits...................        41,240            43,176              42,684
     Accrued environmental remediation costs.......................        79,311            81,303              80,973
     Other.........................................................        78,817            41,689              82,343
                                                                       ----------         ---------           ---------
       Total other credits.........................................       412,599           391,934             418,844
                                                                       ----------         ---------           ---------

   TOTAL CAPITALIZATION AND LIABILITIES............................    $1,752,005        $1,687,605          $1,761,899
                                                                        =========         =========           =========



   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Statements of Income


                                                         Three Months Ended                     Nine  Months Ended
                                                            September 30,                          September 30,
                                                       1994              1993                 1994              1993
                                                       (In Thousands Except
                                                        for Per Share Data)

   OPERATING REVENUES:
     Electric....................................... $  137,873        $  131,424          $  400,341        $  373,851

     Gas............................................     17,491            12,004             102,756            90,784
     Fees, rents and other..........................     38,342            30,441             106,072            92,114
                                                        -------          --------            --------          --------
                                                        193,706           173,869             609,169           556,749
                                                        -------          --------            --------          --------

   OPERATING EXPENSES:
     Electric production fuels......................     29,385            31,642              94,317            91,430
     Purchased power................................     12,793             8,345              30,720            22,092
     Purchased gas..................................      9,998             7,634              64,604            60,648
     Other operation................................     69,819            60,934             199,228           187,790
     Maintenance....................................      9,406            10,936              31,165            33,554
     Depreciation and amortization..................     20,627            16,597              61,661            51,094
     Taxes other than income........................      8,163             8,423              25,850            24,423
                                                        -------          --------            --------          --------
                                                        160,191           144,511             507,545           471,031
                                                        -------          --------            --------          --------

   NET OPERATING INCOME.............................     33,515            29,358             101,624            85,718
                                                        -------          --------            --------          --------

   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used during
       construction ................................        661             1,103               1,791             1,749
     Other, net.....................................      1,323               560               6,440            (1,068)
                                                        -------          --------            --------          --------
                                                          1,984             1,663               8,231               681

   INCOME BEFORE INTEREST EXPENSE...................     35,499            31,021             109,855            86,399

   INTEREST EXPENSE:
     Interest on debt...............................     10,344             9,527              29,038            28,491
     Allowance for borrowed funds used during
       construction (credit)........................       (285)             (267)               (719)             (676)
                                                        -------          --------            --------          --------
                                                         10,059             9,260              28,319            27,815
                                                        -------          --------            --------          --------

   INCOME BEFORE INCOME TAXES.......................     25,440            21,761              81,536            58,584

   INCOME TAXES.....................................      9,303             7,550              27,072            15,512

   PREFERRED STOCK DIVIDENDS OF SUBSIDIARY..........        828               953               2,483             2,858
                                                        -------          --------            --------          --------

   NET INCOME.......................................  $  15,309         $  13,258           $  51,981         $  40,214
                                                        =======          ========            ========          ========

   EARNINGS PER SHARE OF COMMON STOCK...............  $    0.50         $    0.44           $    1.70         $    1.37
                                                        =======          ========            ========          ========

   CASH DIVIDENDS PER SHARE OF COMMON STOCK.........  $   0.480         $   0.475           $    1.44         $   1.430
                                                        =======          ========            ========          ========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......     30,758            30,294              30,637            29,446
                                                        =======          ========            ========          ========


   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.

   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                         Nine Months Ended
                                                                          September 30,
                                                                     1994               1993
                                                                          (In Thousands)

   Cash flows from (used for) operating activities:
     Net Income................................................   $  51,981          $  40,014
     Adjustments to reconcile net income to net cash
      from operating activities:
       Depreciation and amortization...........................      57,619             50,952
       Amortization of nuclear fuel............................       4,738              4,991
       Allowance for equity funds used during construction.....      (1,791)            (1,749)
       Investment tax credit restored..........................      (1,445)            (1,475)
       Deferred income taxes...................................      (8,841)            (3,831)
     Changes in assets and liabilities:
       Net accounts receivable and unbilled revenues...........        (909)             8,735
       Coal....................................................       1,223              3,645
       Materials and supplies..................................       7,994             (5,694)
       Gas in storage..........................................      (1,655)           (11,049)
       Prepayments and other...................................      (4,202)             5,353

       Accounts payable and accruals...........................     (23,146)           (17,441)
       Accrued taxes...........................................       7,705                893
       Other...................................................       3,330              9,730
                                                                    -------             ------
          Net cash from (used for) operating activities........      92,601             83,074
                                                                    -------             ------
   Cash flows from (used for) financing activities:

     Issuance of long-term debt................................       -                  5,742
     Long-term debt maturities, redemptions and sinking
       fund requirements.......................................         886                (86)
     Net change in short term debt.............................     (11,811)             2,997
     Common stock cash dividends, less dividends reinvested....     (41,938)           (29,275)
     Issuance of common stock..................................       5,491             56,803
     Other.....................................................        (120)             1,056
                                                                    -------             ------
        Net cash from (used for) financing activities..........     (47,492)            37,237
                                                                    -------             ------
   Cash flows from (used for) investing activities:

     Additions to utility plant, excluding AFUDC...............     (54,699)           (96,184)
     Allowance for borrowed funds used during construction.....        (719)              (675)
     Dedicated decommissioning funding.........................      (2,100)            (1,660)
     Additions to other property and equipment.................      (6,376)           (27,246)
     Restricted bond proceeds..................................       6,712              7,284
     Other.....................................................      -                     228
                                                                     ------            -------
       Net cash (used for) investing activities................         336           (118,253)
                                                                     ------            -------
   Net increase (decrease) in cash and equivalents.............     (12,073)             2,058
   Cash and equivalents at beginning of period.................      19,468              4,338
                                                                     ------            -------
   Cash and equivalents at end of period.......................  $    7,395          $   6,396
                                                                     ======            =======
   Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest on debt, less amount capitalized...............  $   29,417          $  29,849
       Preferred stock dividends of subsidiary.................  $    2,483          $   2,859
       Income taxes............................................  $   21,550          $  10,321

   Noncash financing activities:
      Dividends reinvested.....................................  $    9,437          $  11,947


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

           As a result, in March 1994, WPL reversed the unrefunded portion of the assessment of amounts due to Wisconsin Public Service Corporation and Madison Gas and Electric Company. This action increased its net income by $2.9 million in the first quarter of 1994. For the portion of the assessment which was refunded to WPL's ratepayers, a proposed plan for recollection was submitted to the PSCW on February 15, 1994 and was approved on May 11, 1994. With this approval, WPL recorded an additional after-tax increase to net income to account for the remaining $2.0 million and began recollection in June, 1994. By September 30, 1994, the WPL amount of the assessment remaining uncollected from WPL's ratepayers was not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. SEPTEMBER 30, 1993:

   OVERVIEW

        The Company reported consolidated third-quarter net income of $15.3 million compared to $13.3 million for the same period in 1993. The increase in earnings primarily reflects an increase in earnings from the Company's utility subsidiary, WPL. The principal factors leading to increased earnings include a 3.6% retail electric rate increase effective October 1, 1993 and economy driven strong electric industrial and commercial customer growth which increased electric margins by $2.6 million, after tax. Gas margins also contributed $1.9 million (after tax) to net income. An additional $1.0 million was added to income as a result of efficiencies realized in the maintenance of Kewaunee Nuclear Power Plant ("Kewaunee").

        Offsetting the above was an increase in depreciation expense attributable to increased investment in property, plant and equipment and increased decommissioning costs which reduced net income by $2.2 million.


   Electric Operations
                                                                                      Revenues and
                                                       kWhs Sold, Generated           Costs Per kWh
                        Revenues and Costs       %       and Purchased (In       %    Sold Generated   Customers at End
                          (In Thousands)       Change       Thousands)        Change  and Purchased       of Quarter
                            1994      1993                1994        1993            1994      1993     1994     1993

    Residential and
     Farm                $48,548   $46,607       4%    704,441     714,912     -1%    .069      .065  323,499  317,233

    Industrial            35,764    34,735       3%    949,739     919,091      3%    .038      .038      765      714

    Commercial            27,086    25,863       5%    458,223     447,910      2%    .059      .058   43,570   42,657

    Wholesale and
     Class A              24,656    22,335      10%    659,203     663,420     -1%    .037      .034       81       77

    Other                  1,819     1,884      -3%     12,242      11,394      7%    .149      .165    1,468    1,442
                         -------     -----      ---     ------      ------      --    ----      ----    -----    -----

         Total          $137,873  $131,424       5%  2,783,848   2,756,727      1%    .050      .048  369,383  362,123
                         =======   =======       ==  =========   =========      ==    ====      ====  =======  =======

    Elec production
     fuels              $ 29,385  $ 31,642      -7%  2,282,831   2,439,839     -6%    .013      .013

    Purchased Power     $ 12,793  $  8,345      53%    636,345     398,990     59%    .020      .021
                        --------     -----      ---

    Margin              $ 95,695  $ 91,437       5%
                         =======    ======

        WPL's electric margin increased in the third quarter of 1994 compared to the third quarter of 1993. The primary factor was a 3.6% retail rate increase effective October 1, 1993. Strong economic conditions in the industrial and commercial customer classes contributed higher sales and customer growth. Finally, a very warm mid-September offset relatively mild summer conditions in July and August.

   Gas Operations

                                                                                Revenues and
                                                  Therms Sold and                Costs Per
                   Revenues and Costs      %       Purchased (In       %        Therms Sold      Customers at End of
                     (In Thousands)     Change      Thousands)       Change    and Purchased           Quarter
                     1994      1993               1994      1993                1994    1993      1994        1993

    Residential   $ 6,644   $ 4,620      44%      7,127     7,802      -9%       .932    .592   123,075     118,586

    Firm            4,916     3,042      62%      7,024     7,904     -11%       .700    .385    15,313      14,775

    Interruptible   1,873     1,519      23%      5,292     4,528      17%       .354    .335       262         240

    Transport.      2,947     2,521      17%     17,767    14,815      20%       .166    .170       109          97

    Other           1,112       302     268%      2,145     1,562      37%       .518    .193        90          73
                    -----       ---     ----      -----     -----      ---       ----    ----        --          --
      Total       $17,492   $12,004      46%     39,355    36,611       7%       .444    .328   138,849     133,771
                   ======    ======      ===     ======    ======       ==       ====    ====   =======     =======
    Purchased
      gas         $ 9,781   $ 7,599      29%    39,187    36,314       8%         .250  .209
                    -----     -----

    Margin        $ 7,711   $ 4,405      17%
                    =====     =====

         Gas margin increased during the third quarter of 1994 compared to the second quarter of 1993 due in part to a 1.4% retail rate increase effective October 1, 1993. Additionally, customer growth among all customer classes remained strong from the solid economic conditions in WPL's service territory. Finally, adjustments resulting from the conclusion of WPL's annual gas supply contracts on August 1, 1994 favorably impacted gas margins.

         A factor which impacted both gas revenues and purchased gas costs was an increased cost of gas per therm which was passed on to customers through the automatic purchased gas adjustment clause.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

         The increase in Other Revenues is a result of revenue growth in the Company's non-regulated subsidiaries.

   Other Operation Expense

         Other operation expense increased for the same factor discussed above under Other Revenues.

   Depreciation

         Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs for WPL.

   Income Taxes

         Income taxes increased between third quarters, primarily due to higher taxable income.

   NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. SEPTEMBER 30, 1993:

   OVERVIEW

      The Company reported consolidated net income of $52.0 million for the nine months ended September 30, 1994 compared to $40.2 million for the same period in 1993. A principal factor which resulted in increased earnings was the favorable weather conditions in the first nine months of 1994 which yielded higher electric and gas margins ($11.3 million). Also, net income for the nine months ended September 30, 1994 increased $4.9 million due to the reversal of a PSCW penalty relating the WPL's administration of a coal contract. See Note 2 of Notes to Consolidated Financial Statements. A reduction in other operation expense contributed $1.7 million resulting from cost management efforts. Finally, decreased maintenance expense primarily from efficiencies realized in the maintenance of Kewaunee added $1.4 million to net income.

      Offsetting the above was an increase in depreciation expense which was attributable to increased investment in plant and increased decommissioning costs which reduced net income by $6.4 million.

   Electric Operations
                                                                                       Revenues and
                                                     kWhs Sold, Generated             Costs Per kWh
                        Revenues and Costs     %       and Purchased (In       %      Sold Generated   Customers at End of
                          (In Thousands)    Change        Thousands)         Change   and Purchased          Quarter
                          1994      1993                 1994       1993                1994   1993       1994      1993

    Residential and
     Farm               $145,905  $135,418     8%     2,094,068  2,060,137      2%      .070   .066    323,499   317,233

    Industrial           103,753    98,609     5%     2,772,563  2,619,965      6%      .037   .038        765       714

    Commercial            76,691    71,926     7%     1,279,703  1,231,821      4%      .060   .058     43,570    42,657

    Wholesale and
     Class A              67,895    59,995    13%     1,971,574  1,773,386     11%      .034   .034         81        77

    Other                  6,097     7,903   -23%        41,228     38,731     6%       .148   .204      1,468     1,442
                         -------     -----   ----        ------     ------     --       ----   ----      -----     -----

         Total           400,341   373,852     7%     8,159,136  7,724,040     6%       .049   .048    369,383   362,123
                         =======   =======     ==     =========  =========     ==       ====   ====    =======   =======
    Elec production
     fuels              $ 94,317  $ 91,431     3%     7,072,947  6,747,368     5%       .013   .014

    Purchased Power     $ 30,720  $ 22,091    39%     1,404,289  1,200,303    17%       .022   .018
                         -------    ------

    Margin              $275,304  $260,328     6%
                         =======   =======


    For the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993, WPL's electric sales benefitted from very cold conditions in the early part of 1994 and hot weather in late June and mid-September. These favorable periods were somewhat offset by a mild April and May and otherwise normal summer conditions. Additionally, WPL experienced additional growth in the commercial and industrial customer classes from strong economic conditions. Finally, a 3.6% retail rate increase effective October 1, 1993 also had a positive impact on 1994 results.

   Gas Operations
                                                                                      Revenues and
                                                       Therms Sold and                 Costs Per
                     Revenues and Costs      %          Purchased (In         %       Therms Sold     Customers at End of
                       (In Thousands)      Change        Thousands)         Change   and Purchased          Quarter
                      1994     1993                   1994       1993                   1994  1993     1994       1993

    Residential     $ 51,733 $ 47,262        9%      85,526     81,236        5%       .605   .582   123,075    118,586

    Firm              30,977   27,077       14%      64,113     59,936        7%       .483   .452    15,313     14,775

    Interruptible      6,181    7,891      -22%      17,054     19,147      -11%       .362   .412       262        240

    Transport.        11,292    8,543       32%      60,701     57,792        5%       .186   .148       109         97

    Other              2,574       11    23,300       7,043      2,283      208%       .365   .005        90         73
                       -----       --    ------       -----      -----      ----       ----   ----        --         --

      Total         $102,757 $ 90,784       13%     234,437    220,394        6%       .438   .412   138,849    133,771
                     =======   ======       ===     =======    =======        ==       ====   ====   =======    =======

    Purchased gas   $ 64,387 $ 60,532        6%     235,604    198,205       19%       .273   .305
                      ------   ------

    Margin          $ 38,370 $ 30,252        7%



         Gas margin increased for the nine months ended September 30, 1994 compared to the same period in 1993 due primarily to favorable winter weather conditions in the early part of 1994. Also contributing to the margin increase was a change in the mix of sales from lower margin to higher margin customer classes. Additionally, growth among all customer classes remained strong due to favorable economic conditions in WPL's service territory.

         A factor which impacted both gas revenues and purchased gas costs was an increased cost of gas which was passed on to customers through the automatic purchased gas adjustment clause.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

         The increase in other revenues is the result of an acquisition made during the first quarter of 1993 by the Company's non-regulated operations. Year to date 1994 results include a full nine months of activity vs. approximately 7 months of activity in 1993.

   Other Operation Expense

         Other operation expense increased for the same factor discussed above under Other Revenues. An offsetting factor was a reduction in WPL's operation expense resulting from ongoing cost management efforts.

   Depreciation

         Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs for WPL.

   Income Taxes

         Income taxes increased between third quarters, primarily due to higher taxable income.

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

         The Company's capitalization at September 30, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 49 percent common equity, 5 percent preferred stock and 46 percent long-term debt. Common equity at September 30, 1994 increased from 48 percent at December 31, 1993 due to increased earnings and the original issuance through the Company's 401(k) savings plan and dividend reinvestment program of $9.4 million of Company stock during the first nine months of 1994.

   Capital Expenditures

         The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs and Heartland Development Corp.'s capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities, after dividends paid, provided approximately $67 million and $60 million for the nine months ended September 30, 1994 and 1993, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1994 are $43 million. The Company currently anticipates that it will finance approximately 75 percent of these expenditures through internally generated funds.

         The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. By 2013, WPL currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

   Industry Outlook

         The Public Service Commission of Wisconsin (PSCW) has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation, and identification of alternative forms of regulation. WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

         In anticipation of the restructuring, WPL proposed a set of performance based incentives in its recent rate case. For the two year period January 1, 1995 to December 31, 1996 covered by these rate proceedings, performance based initiatives were proposed for the purchasing of natural gas, the availability of electric distribution service, the emission of SO2 from Company owned plants, and electric power procurement costs. See Item 1, Legal Proceedings, Note 1. Rates and Regulatory Matters.

         Given the expectation of increasing competition, WPL has continued to reengineer its processes to implement cost efficiencies in its operations. In connection with these efforts, WPL has offered voluntary early retirement programs and voluntary severance programs to affected employees. These offerings will remain open until late in the fourth quarter of 1994.

   Other

         One of WPL's major coal transporters experienced a labor strike during the third quarter of 1994. During the term of the strike (55 days), WPL's ability to receive coal from its suppliers was impaired, which required WPL to use some of its existing coal reserves and to purchase additional power. On August 29, 1994 President Clinton, acting under the Railway Labor Act, forced a temporary end (the "cooling off period") to the strike by ordering the railroad union employees back to work and establishing a three member Presidential Emergency Board to draft a recommended settlement. Negotiations between the railroad management and the United Transportation Union continue. As of September 30, 1994, the existing and anticipated financial impact on WPL's operating results was not material. As negotiations continue along a normal course, there is the potential for another strike in the first quarter of 1995 when the current cooling off period expires.

                           PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings

         1.      Rates and Regulatory Matters

               On September 29, 1994, the PSCW met in open session and indicated the following preliminary decisions in the WPL retail rate application as filed on February 4, 1994.

               With small modifications, the commissioners indicated support for all of the aforementioned incentive proposals with the exception of the electric procurement area. Instead, the commissioners accepted the staff incentive proposal which eliminated the electric fuel adjustment mechanism. If these incentive mechanisms are formally adopted, WPL would be subject to a somewhat greater degree of earnings volatility than in the past. This earnings volatility would come primarily from the following:

         1. The elimination of the electric fuel adjustment mechanism exposes shareowners to earnings impacts from changes in fuel prices in addition to the usual weather and sales growth effects.

         2. The elimination of the automatic purchased gas adjustment clause exposes shareowners to fluctuations in the commodity cost of gas above or below a prescribed commodity price index. For the fixed demand cost of gas, shareowners are subject to weather volatility. Both exposures are also subject to ratepayer sharing provisions which cap both exposures at $1.1 million.

         3. For the SO2 emissions and service reliability clause, up to $4.0 million of pre-tax revenues may be collected subject to refund upon final determination of performance under these programs.

               In other items of significance the commissioners indicated their support of the following: Electric revenues will be decreased by approximately $12.3 million (2.8 percent) annually. Natural gas revenues will be increased by approximately $.7 million (.5 percent) annually. Return on common equity will be 11.5 percent vs. the Company's current allowed return on equity of 11.6 percent. The rates would be in effect for a two-year period beginning January 1, 1995.

   Item 6.  Exhibits and Reports on Form 8-K

         1.      Exhibits:

                 27         Financial Data Schedule.

         2.      Reports on Form 8-K:  None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WPL Holdings, Inc.



   Date:  November 14, 1994    By:  /s/ Edward M. Gleason
                               ---------------------------------
                               Edward M. Gleason, Vice President, Treasurer,
                               and Corporate Secretary (principal financial
                               officer)



   Date:  November 14, 1994    By:  /s/ Daniel A. Doyle
                               ---------------------------------
                               Daniel A. Doyle, Controller and Treasurer,
                               Wisconsin Power and Light, (principal
                               accounting officer and officer authorized to
                               sign on behalf of the registrant.)

                                  EXHIBIT INDEX



         Exhibit
           No.                 Description

            27                 Financial Data Schedule