Form 10-K
WPL HOLDINGS INC
filed 1995-03-14
CIK 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
            For the fiscal year ended December 31, 1994
                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
            For the transition period from __________ to __________

   Commission file number  1-9894

                               WPL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Wisconsin                          39-1380265
   (State or other jurisdiction of    (I.R.S. Employer Identification Number)
   incorporation or organization)

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

               The aggregate market value of the voting stock held by nonaffiliates of the registrant: $842,426,972 based upon the closing price as of January 31, 1995 of the registrant's Common Stock, $.01 par value, on the New York Stock Exchange as reported in the Wall Street Journal.

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at January 31, 1995

   Common Stock, $.01 par value                       30,773,588 shares

   DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Company's 1995 Proxy Statement relating to its 1995 Annual Meeting of Shareowners (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III hereof.

                               WPL HOLDINGS, INC.
                                    FORM 10-K
                                December 31, 1994

                                TABLE OF CONTENTS




   Part I.  Business............................................   2

            Properties..........................................   16

            Legal Proceedings...................................   18

            Submission of Matters to a Vote of Security Holders.   19

            Executive Officers..................................   19

   Part II. Financial Information...............................   20

   Part III.  Directors and Executive Officers
              Information.......................................   52

   Part IV. Exhibits............................................   53

   Signatures....................................................  56

   Report of Independent Public Accountants on Schedules.........  57

                                     PART I
   ITEM 1.  BUSINESS

            WPL Holdings, Inc. (referred to herein as the "Company") was incorporated under the laws of the State of Wisconsin on April 22, 1981 and operates as a holding company with both utility and nonregulated businesses. It is the parent company of a public utility, Wisconsin Power and Light Company ("WPL") and its related subsidiaries, and of Heartland Development Corporation ("HDC"), the parent corporation for the Company's nonregulated businesses. The Company has no employees who are not also employees of WPL and or HDC. See Item 8 - "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements", Note 12, for financial information related to the Company's business segments.

                                       WPL

            WPL, incorporated in Wisconsin on February 21, 1917 as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WPL also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WPL's customers are located in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. WPL does not derive a material portion of its revenues from any one customer.

            WPL owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company ("South Beloit"), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908.

            WPL also owns varying interests in several other subsidiaries and investments which are not material to WPL's operations.

   Regulation

            WPL is subject to regulation by the Public Service Commission of Wisconsin ("PSCW") as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. South Beloit is subject to regulation by the Illinois Commerce Commission ("ICC") for similar items. The Federal Energy Regulatory Commission ("FERC") has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WPL and in certain other respects. Certain of WPL's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. The Company is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

            The PSCW has recently opened a formal docket initiating an inquiry into the future structure of the electric utility industry in Wisconsin. The goals of Wisconsin utility regulation and the principles to be used in choosing among alternative proposals have been identified. WPL has submitted its preferred structure which, in summary form, calls for open access to transmission and distribution systems and a competitive power generation marketplace. It is not possible at this time to predict the outcome of these proceedings.

            With respect to environmental matters impacting WPL and its subsidiaries, the United States Environmental Protection Agency administers certain federal statutes with administrative responsibility with respect to others being delegated to the Wisconsin Department of Natural Resources ("DNR"). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

            WPL is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to the Kewaunee Nuclear Power Plant ("Kewaunee") and to the jurisdiction of the United States Department of Energy ("DOE") with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Employees

            At year-end 1994, WPL employed 2,391 persons, of whom 1,924 were considered electric utility employees, 334 were considered gas utility employees and 133 were considered other utility employees. WPL has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1996. The contract covers 1,647 of WPL's employees.

   ELECTRIC OPERATIONS:

   General

            WPL provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1994, WPL provided retail electric service to approximately 371,000 customers in 663 cities, villages and towns, and wholesale service to 27 municipal utilities, one privately owned utility, three rural electric cooperatives and to the Wisconsin Public Power, Inc. system, which provides retail service to nine communities.

            WPL owns 20,969 miles of electric transmission and distribution lines and 362 substations located adjacent to the communities served.

            WPL's electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WPL also experiences a smaller winter peak in December or January.

   Fuel

            In 1994, approximately 80 percent of WPL's net kilowatthour generation of electricity was fueled by coal and 17 percent by nuclear fuel (provided by WPL's 41 percent ownership interest in Kewaunee). The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

            WPL anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts.

            The estimated coal requirements of WPL's generating units (including jointly-owned facilities) for the years 1995 through 2014 total about 167 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 14 percent and 21 percent, respectively, of this estimated requirement. WPL will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   Nuclear

            Kewaunee is jointly-owned by WPL (41%), Wisconsin Public Service Corporation (41.2%) and Madison Gas & Electric Company (17.8%). Wisconsin Public Service Corporation (WPSC) is the operating partner. The plant began commercial operation in 1974.

            WPSC, the plant operator, is a member of the INPO, an organization of nuclear utilities which promotes excellence in all aspects of nuclear plant operations. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the NNAB. All ten accredited training programs at Kewaunee are currently in good standing with the NNAB.

            The supply of nuclear fuel for the Kewaunee plant involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride and fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. Presently, there are no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 250,000 pounds of uranium concentrates per year follows:

         (a) Requirements for uranium are met through spot market purchases of uranium. In general, a four-year supply of uranium is maintained.

         (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1994. Conversion services relating to uranium hexafluoride will be purchased on the spot market in the future.

         (c) In 1994, enriched uranium was procured from COGEMA, Inc. pursuant to a contract last amended in 1993. Enrichment services were purchased from the Department of Energy (DOE), under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The partnership is committed to take 70 percent of its annual requirements in 1995, and in alternate years thereafter, from the DOE.

         (d) Fuel fabrication requirements through June 15, 1995 are covered by contract. This contract contains an option to allow extension of the contract through 1998. WPSC is negotiating a contract for fuel fabrication extending through 2001.

         (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. The prices for the foregoing are expected to increase.

        The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay approximately $15 million in current dollars over a period of 15 years. WPL's share amounts to an annual payment of approximately $410,000.

        The steam generator tubes at the Kewaunee plant are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is not possible and there is a gradual decrease in the capacity of the plant. As a result of this process, Kewaunee's capacity could be reduced by as much as 20% by the year 2013 when the current operating license expires. Currently, the equivalent of approximately 12 percent of the tubes in the steam generator are plugged. WPL and the joint-owners recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. WPL and the other joint-owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generator without replacement. WPL and the joint-owners also continue to fund the development of welded repair technology for steam generator tubes. The plant is expected to be operated until at least 2013. WPL and the joint-owners are also continuing to evaluate and implement initiatives to improve the performance of Kewaunee which already performs at above average levels for the industry. These initiatives include conversion from a 12-month to an 18-month fuel cycle and numerous other cost reduction measures. These initiatives have resulted in reductions in Kewaunee operating and maintenance costs since 1991.

        Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. The market value of the investments in the funds established by WPL at December 31, 1994 totaled $51.8 million. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

        WPL's share of the decommissioning costs is estimated to be $159 million (in 1994 dollars, assuming the plant is operating through 2013) based on a 1992 study, using the immediate dismantlement method of decommissioning. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1% and 5.1%, respectively. The future escalation rate is assumed to be 6.5%.

        Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WPL to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983 has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by the Kewaunee nuclear power plant. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

        Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. WPL is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000's could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

        The Low-Level Radioactive Waste Policy Act of 1980 as amended in
   1985 provides that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In June of 1994, the Branwell, South Carolina disposal facility, which had been accepting Kewaunee low level radioactive waste materials, discontinued taking waste materials from outside its region. WPL expects to have sufficient storage space of its own to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   Recovery of Electric Fuel Costs

        In 1994 WPL did not automatically pass changes in electric fuel costs through to its Wisconsin retail electric customers. Instead, rates were based on estimated per unit fuel costs established during rate proceedings and were not subject to change by fuel cost fluctuations unless actual costs were outside specified limits. If actual fuel costs had varied from the estimated costs by more than +10 percent in a month or by more than +3 percent for the test year to date, rates could have been adjusted, based on the results of a special fuel cost hearing. During 1994, fuel costs remained within the aforementioned parameters. See Note 1F in the Notes to Consolidated Financial Statements included as part of Item 8 hereto.

        WPL's wholesale rates and South Beloit's retail rates contain fuel adjustment clauses pursuant to which rates are adjusted monthly to reflect changes in the costs of fuel.


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                  CONSOLIDATED ELECTRIC STATISTICS
                                                                           Year Ended December 31,
                                                    1994            1993            1992            1991            1990
   Area served (end of period):
     Population--retail (estimated)(a)..........    822,000         818,000         807,000         799,000         777,000
     Cities, villages and towns served--retail..        607             609             611             611             604
   Customers served (end of period):
     Residential and farm.......................    322,924         316,870         310,702         304,825         302,942
     Industrial.................................        776             714             727             679             635
     Commercial.................................     43,793          42,884          42,287          41,190          40,358
     Wholesale..................................         31              32              30              31              31
     Class A....................................         11               7               9              10              10
     Other......................................      1,256           1,236             950           1,173           1,147
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................    368,791         361,743         354,705         347,908         345,123
                                                  =========       =========       =========       =========       =========
   Sales--kilowatt-hours (in thousands):
     Residential and farm.......................  2,776,895       2,751,363       2,614,439       2,729,917       2,566,093
     Industrial.................................  3,764,953       3,540,082       3,377,132       3,185,101       3,173,932
     Commercial.................................  1,688,349       1,629,911       1,551,823       1,558,297       1,492,255
     Wholesale..................................  2,207,098       2,105,905       1,994,722       1,979,832       1,885,424
     Class A....................................    367,023         282,226         213,697         461,357         352,129
     Other......................................     54,217          51,073          55,230          54,376          55,101
                                                  ---------       ---------       ---------       ---------       ---------
       Total.................................... 10,858,535      10,360,560       9,807,043       9,968,880       9,524,934
                                                  =========       =========       =========       =========       =========
   Electric operating revenues (in thousands):
     Residential and farm.......................    194,242         184,176         171,887         179,751         170,875
     Industrial.................................    140,487         132,903         128,467         124,212         124,972
     Commercial.................................    101,382          95,977          91,707          92,628          89,618
     Wholesale..................................     76,056          69,757          67,326          68,154          65,983
     Class A....................................     10,344           9,198          10,159          14,677           9,784
     Other......................................      9,236          11,176           8,189           9,130           9,587
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................    531,747         503,187         477,735         488,552         470,819
                                                  =========       =========       =========       =========       =========
   Percent of generation by fuel type:
     Coal.......................................       80.4%           80.3%           79.8%           81.1%           79.6%
     Nuclear....................................       16.8%           16.5%           17.4%           15.7%           17.6%
     Hydroelectric..............................        2.4%            2.9%            2.6%            2.6%            2.5%
     Natural gas................................        0.3%            0.2%            0.1%            0.5%            0.2%
     Oil........................................        0.1%            0.1%            0.1%            0.1%            0.1%
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................      100.0%          100.0%          100.0%          100.0%          100.0%
                                                  =========       =========       =========       =========       =========
   System capacity--at time of system peak:
    (kWh's)
     Company plants (including jointly owned)...  2,193,000       2,019,000       1,934,000       1,932,000       1,936,000
     Firm purchased (sold) power................     40,000          83,000         110,000          70,000         (55,000)
                                                  ---------       ---------       ---------       ---------       ---------
       Total....................................  2,233,000       2,102,000       2,044,000       2,002,000       1,881,000
     System peak demand.........................  2,002,000       1,971,000       1,971,000       1,863,000       1,798,000
                                                  ---------       ---------       ---------       ---------       ---------
     Reserve margin at time of peak.............    231,000         131,000          73,000         139,000          83,000
                                                  =========       =========       =========       =========       =========
   Fuel cost per kilowatt-hour (cents)..........      1.410           1.349           1.365           1.392           1.419
   Cost per million BTU (all fuels) (cents).....     124.76          128.69          130.80          132.70          134.86
   BTU per kilowatthour generated (heat rate)...     10,451          10,483          10,438          10,493          10,519
   Average annual electric bill per
     residential and farm customer..............       $607            $587            $558            $594            $573
   Average annual kilowatt-hour use per
     residential and farm customer..............      8,662           8,772           8,492           9,015           8,603

    (a)  The estimated population for towns served jointly with other electric utilities has been based upon a ratio of 2.5 population per retail electric customer.


   GAS OPERATIONS:

   General

            As of December 31, 1994, WPL provided retail natural gas service to approximately 141,000 customers in 239 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois.

            WPL's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season.

            In 1994, WPL continued to purchase significant volumes of lower cost gas directly from producers and marketers and transported those volumes over its two major pipeline supplier's systems. This replaced higher cost gas historically purchased directly from the major pipeline systems.

   Gas Supplies

            During 1993, both of the interstate pipelines which serve WPL, ANR Pipeline and Northern Natural Pipeline, completed their transition to providing unbundled services as mandated by the FERC in its Order 636. As a result, WPL now contracts with these two parties for various unbundled services such as firm and interruptible transportation, firm and interruptible storage service and "no-notice" service. WPL and its gas customers have benefited from enhanced access to competitively priced gas supplies, and from more flexible transportation services. As part of this restructuring, pipelines have sought and received authorization to recover from their customers certain transition costs associated with restructuring. WPL is passing these costs along to its retail gas customers pursuant to provisions of its retail gas tariffs.

            The gas industry, in general, was put to a severe test during the first quarter of 1994 in the wake of the coldest weather on record.
   On January 18, 1994, the temperature averaged -17F in Madison, Wisconsin and did not rise above -7F. WPL set a record peak day load of 251,194 MMBTU. Overall throughput for January was 23% above forecast. Through effective use of transportation, supply, and storage contracts and by invoking tariff language allowing interruption and constraint of gas supplies to WPL's large industrial and commercial customers, WPL was able to maintain gas flows within the parameters imposed by its pipeline contracts. By doing so, WPL avoided substantial penalty exposure from the pipeline companies for unauthorized use of gas. WPL's large industrial and commercial customers served under interruptible rates moved to alternate fuel supplies during the periods of interruption and constraint. These customers pay a discounted rate year round in exchange for WPL's right to interrupt service to their facilities.

            WPL's portfolio of natural gas contracts over the last several years is as follows:

                                                     ANR Pipeline
   Contract year                        1990-91    1991-92     1992-93     1993-94    1994-1995

   Maximum daily entitlement:
       (000's Dt per day)
               Contract demand            81.5       81.5        81.5          --          --
               Firm transportation        25.9       25.9        25.9        79.0        79.0
               Firm storage               40.1       40.1        40.1        85.5        85.5
                                        ------     ------      ------      ------     -------
   Total                                 147.5      147.5       147.5       163.5       163.5
                                        ------     ------      ------      ------     -------
   Maximum annual entitlement
      (000's Dt)                        11,680     11,680         N/A         N/A        N/A


                                               Northern Natural Pipeline

   Contract year                        1990-91    1991-92     1992-93     1993-94    1994-1995
                                                     (a)         (a)         (a)
   Maximum daily entitlement:
        (000's Dt per day)
               Contract demand            19.9       16.9         --         --         --
               Firm transportation        13.7       26.5        53.6        53.6       53.6
               Firm storage                -          2.2         1.5         8.5        8.5
               "Unbundled" sales           -          -          16.9         1.4        1.4
                                        ------     ------      ------      ------     ------
   Total                                  33.6       45.6        53.6        53.6       53.6
                                        ======     ======      ======      ======     ======

   Maximum annual entitlement
        (000's Dt)                       5,815       N/A         N/A         N/A        N/A

   (a)         Total no longer equals sum of components.  Currently, Northern Natural requires that WPL hold firm transportation equal to its total peak-day requirements.  Firm storage, "unbundled" sales from Northern Natural, and third party gas supply (not shown) are all eligible gas sources to be moved to WPL's city gates via this firm transportation.
               Contract demand services from Northern Natural have been eliminated.

            As the natural gas market continues to evolve, WPL continuously evaluates products and services provided by pipelines and gas suppliers to meet the changing needs of its firm and interruptible gas customers.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                     CONSOLIDATED GAS STATISTICS

                                                                    Year Ended December 31,
                                                  1994        1993        1992        1991        1990
   Area served (end of period):
     Population -- retail (estimated)(a)......   399,000     391,000     377,000     375,000     363,000
     Cities, villages and towns served --
        retail................................       239         217         194         199         195

   Customers served  (end of period):
     Residential..............................   124,938     120,829     116,642     113,475     110,606
     Commercial firm..........................    15,082      14,644      14,209      13,848      13,384
     Industrial firm..........................       449         444         447         443         438
     Interruptible............................       272         261         262         215         211
     Transportation...........................       135          85         109          46          59
                                                 -------     -------     -------     -------     -------
         Total................................   140,876     136,263     131,669     128,027     124,698
                                                 =======     =======     =======     =======     =======
   Sales - Therms  (in thousands)   (b):
     Residential..............................   119,562     120,005     114,131     114,772     102,048
     Commercial firm..........................    70,702      69,389      66,272      67,015      59,123
     Industrial firm..........................    16,785      17,649      15,815      16,436      15,202
     Interruptible............................    24,809      27,872      25,497      26,025      35,434
     Interdepartmental sales..................     7,425       3,346       1,923       5,530       2,537
     Transported gas..........................    85,364      84,877      69,244      61,001      56,493
                                                 -------     -------     -------     -------     -------
         Total................................   324,647     323,138     292,882     290,779     270,837
                                                 =======     =======     =======     =======     =======
   Gas operating revenues  (in thousands):
     Residential..............................   $71,555     $71,632     $63,699     $63,521     $59,793
     Commercial firm..........................    34,644      33,456      30,486      29,640      27,509
     Industrial firm..........................     7,273       7,292       6,668       6,767       6,542
     Interruptible............................     8,777      10,685      14,589      12,051      11,563
     Interdepartmental sales and other........     2,779         400         281       1,469         883
     Transported gas..........................    15,112      14,919       3,639       4,327       4,133
                                                 -------     -------     -------     -------     -------
         Total................................  $140,140    $138,384    $119,362    $117,775    $110,423
                                                 =======     =======     =======     =======     =======
   Average annual residential heating use --
     therms...................................     1,022       1,052       1,029       1,069         978

   Average annual gas bill per residential
     heating customer.........................      $613        $631        $573        $590        $572

   (a)      The estimated population for towns served jointly with other gas utilities has been based upon a ratio of 2.5 population per retail gas customer.

   (b)      One therm equals 100,000 British Thermal Units and is a measure of the heat content of natural gas.


   Environmental Matters

            WPL cannot precisely forecast the effect of future environmental regulations by Federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes along with clean air legislation passed in 1990 by Congress, could affect the siting, construction and operating costs of both present and future generating units.

            Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the DNR to which the permit program has been delegated. These permits must be periodically renewed. WPL has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

            Air quality regulations promulgated by the DNR in accordance with Federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WPL currently has the necessary permits to operate its fossil-fueled generating facilities. With the passage of the new Federal Clean Air Act Amendments, the states are required to include these provisions into their permit requirements. WPL has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. The operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits may be issued in late 1995 or 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

            Pursuant to Section 144.386(2)of the Wisconsin Statutes, WPL has submitted data and plans for 1995 sulfur dioxide emissions compliance. Actual 1994 emissions were reported to the DNR. WPL is currently in compliance with this state requirement. WPL will make any necessary operational changes in fuel types and power plant dispatch to comply with the system emissions limit of 1.2 pounds SO2 per million BTU.

            WPL's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clear Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WPL has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with Federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WPL's South Fond du Lac combustion turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides will be required by January 1, 1996 at the combustion turbine site. WPL will install these monitors in 1995. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

            Pursuant to Section 311(j)(5) of the Clean Water Act, WPL has submitted facility response plans for the Rock River generating station and the South Fond du Lac combustion turbine site. The plans address pollution prevention and spill response activities for those facilities with capacity to store in excess of one million gallons of oil.

            WPL maintains licenses for all its ash disposal facilities and regularly reports to the DNR groundwater data and quantities of ash landfilled or reused. The landfills are operated according to a Plan of Operation approved by the DNR.

            WPL's accumulated pollution abatement expenditures through December 31, 1994, totaled approximately $133 million. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WPL's coal-fired generating stations and approximately
   $73 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1994 totalled approximately $5 million. Estimated future pollution abatement expenditures total $1.5 million through 1996. WPL's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

            See "Electric Operations - Fuel" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.

   Manufactured Gas Plant Sites

            Historically, WPL has owned 11 properties that have been associated with the production of manufactured gas. Currently, WPL owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WPL initiated investigation of these manufactured gas plant sites. The DNR has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

            In 1992, and into the beginning of 1993, WPL continued its investigations and studies. WPL confirmed that there was no contamination at two of the sites and received a close out letter from the DNR related to one of those sites and requested a close out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WPL completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that during the next 34 years, WPL will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

            The cost estimate set forth above assumes 4 percent average inflation over a 34 year period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WPL estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

            With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of environmental costs expended to date.

            In addition, WPL is pursuing insurance recovery for the costs of remediating these sites and is investigating to determine whether there are other parties who may be responsible for some of the clean-up costs.

            Through 1994, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions.

            Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

                                       HDC

            Incorporated in 1988, HDC is the parent company of all of the Company's nonutility businesses. HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental engineering and consulting, (2) affordable housing, and (3) energy services.

            At year-end 1994, HDC employed approximately 1,444 persons: 839 in the area of environmental engineering and consulting, 149 in the area of affordable housing, 439 in the area of energy services, and 17 at the HDC level.

   ENVIRONMENTAL ENGINEERING AND CONSULTING:

            WPL acquired RMT, Inc. in 1983. It subsequently became a wholly owned subsidiary of HDC in 1988. In 1992, HDC transferred its ownership of RMT to Environmental Holding Company ("EHC), a wholly owned subsidiary of HDC and the parent company for its environmental engineering and consulting activities. RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial segment markets. The most significant of these are foundries, chemical companies, pulp and paper processors, and other manufacturers. RMT specializes in solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, laboratory services, and air and water pollution control. RMT owns and operates chemical and soil-testing laboratories in Madison and leases biological-testing laboratories in Greenville, South Carolina.

            EHC acquired Jones & Neuse, Inc. ("J&N") in 1993. J&N is based in Austin, Texas and serves EHC's gulf coast region. J&N has four additional Texas offices, a Louisiana office and a Mexican subsidiary (ABC Estudios y Projectos). It provides full capabilities in air quality, water quality, hazardous and solid waste engineering, and remedial projects.

            In addition to J&N, EHC acquired Hydroscience, Inc.
   ("Hydroscience") and Four Nines, Inc. ("Four Nines") in 1993. In 1994, Hydroscience and Four Nines were merged into RMT.

            In 1994, RMT acquired Braithwaite Consultants, Inc.
   ("Braithwaite"), located in Ann Arbor, Michigan. Braithwaite, combined with the Lansing, MI office of RMT, will primarily serve the Michigan marketplace.

   AFFORDABLE HOUSING:

            Formed by HDC in 1988, Heartland Properties, Inc. ("HPI") is responsible for the development and management of HDC's real estate and housing investments. HPI's primary focus has been the development, construction, and management of affordable housing and historic rehabilitation properties in Wisconsin, Indiana, Michigan, and Illinois. As of December 31, 1994, HPI's level of investment in housing was approximately $98 million, providing nearly 2,250 units to a diverse group of residents.

            Toolkit Property Management Systems, Inc. ("Toolkit"), organized in 1993, provides property management services for many of HPI's housing projects.

            To facilitate HPI's development and financing efforts, HDC incorporated Capital Square Financial Corporation ("Capital Square") in 1992 and Heartland Capital Company LLC ("HCC") in 1994 to provide mortgage banking services and construction financing services, respectively, to the affordable housing market.

            Heartland Retirement Services, Inc. ("HRS"), organized in 1993, provides a comprehensive range of housing related products for the fastest growing segment of the American population, older adults.

   ENERGY SERVICES:

            A&C Enercom, Inc. ("A&C") was acquired by HDC in 1993. A&C, a utility service company, is based in Atlanta, Georgia and provides a variety of services including marketing and demand side management primarily to public electric and gas utilitiy companies.

            Entec Consulting, Inc. ("Entec"), acquired by HDC in 1993, is a Madison, Wisconsin based firm that provides full-service consulting to the utility industry for power generation computer software programs.

            In 1994, A&C sold Ecogroup, Inc. Ecogroup, a Phoenix, Arizona based company initially acquired by A&C in 1993, provides energy and environmental programs primarily for the electric and gas utility industry.

            HDC has begun an assessment of the strategic fit of its utility service business and is considering various alternatives, including the possible sale of part or all of this business.


   ITEM 2.  PROPERTIES

   WPL

            The following table gives information with respect to electric generating facilities of WPL (including WPL's portion of those facilities jointly-owned).


                                                                      1994 Summer
                                                                      Capability
                                                                      WPL Portion      Ownership
        Type/                                                         in kilowatts     Interest
      Location                 Name                    Fuel               (kw)         in Facility
      Steam

      Beloit, WI              Blackhawk             Natural Gas            54,500       100%
      Janesville, WI          Rock River            Coal                  149,800       100%
      Cassville, WI           Nelson Dewey          Coal                  211,800       100%
      Sheboygan, WI           Edgewater #3          Coal                   70,000       100%
      Sheboygan, WI           Edgewater #4          Coal                  221,500        68.2%
      Sheboygan, WI           Edgewater #5          Coal                  290,100        75%
      Kewaunee, WI            Kewaunee              Nuclear               215,700        41%
      Portage, WI             Columbia Energy       Coal                  461,500        46.2%
                                Center
      Hydro

      Wisconsin Dells, WI     Kilbourn              Hydro                   5,800       100%
      Prairie du Sac, WI      Prairie du Sac        Hydro                  14,200       100%
      Wisconsin River         Petenwell/            Hydro                   6,100        33%
        Power Co.              Castle Rock

      4 small units at
      various locations                             Hydro                   1,500       100%

      Combustion Turbine
      Janesville, WI          Rock River            Natural Gas
                                                      or Oil              130,300       100%
      Fond du Lac, WI         South Fond du Lac     Natural Gas
                                Unit 2 and 3          or Oil              166,700       100%
      Edgerton, WI            Sheepskin             Natural Gas
                                                      or Oil               37,500       100%
                                                                          -------
                                                    Total               2,037,000
                                                                        =========

            The maximum net hourly peak load on WPL's electric system was 2,002,000 kw and occurred on June 16, 1994. At the time of such peak load, 2,386,000 kw were produced by generating facilities operated by WPL (including other company shared jointly-owned facilities). WPL delivered 934,000 kw of power and received 540,000 kw of power from external sources. During the year ended December 31, 1994, about 84.4 percent of WPL's total kilowatthour requirements were generated by company-owned and jointly-owned facilities and the remaining 15.6 percent was purchased. Substantially all of WPL's facilities are subject to the lien of its first mortgage bond indenture.

   HDC:

            The following table gives information with respect to rental properties associated with HPI's affordable housing and historic rehabilitation project developments as of December 31, 1994.

     Location            Housing Development     Resident Type        Amount
                                                               (In Thousands)
   Property:

     Antigo, WI          The Depot               Families            $ 2,219
     Appleton, WI        Lincoln Mills           Families/Elderly      4,495
     Appleton, WI        Ravine Mills            Families/Elderly      2,510
     Appleton, WI        The Mills II            Families/Elderly      7,394
     DePere, WI          Lawton Foundry          Families              4,354
     Madison, WI         The Avenue              Disabled/Families     2,899
     Madison, WI         YWCA                    Women & Homeless      5,593
     Marinette, WI       Dunlap Square           Families/Elderly      8,974
     Marshfield, WI      The Woodlands           Families/Elderly      2,615
     McFarland, WI       The Cottages            Families/Elderly      2,390
     Sheboygan Falls, WI Jung Apartments         Families              3,628
     Sheboygan, WI       Sunnyside Townhouses    Families              2,543
     Sheboygan, WI       Brickner Woolen Mills   Families/Elderly      3,283
     Sun Prairie, WI     Vandenburg Heights      Families              2,997
     Verona, WI          Sugar Creek             Elderly               3,027
     Various             Other                   Families, Elderly,
                                                 Singles, Disabled
                                                 & Homeless           45,834
                                                                     -------
   Total property                                                    104,755

   Accumulated depreciation                                           (8,138)
                                                                     -------
   Net property                                                      $96,617
                                                                     =======

            Occupancy rates in the 60 properties/investments owned by HPI averaged 94 percent during 1994.

            HDC has no other properties which it considers to be material in relation to the Company's consolidated financial statements.

   ITEM 3.  LEGAL PROCEEDINGS

            There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

                              ENVIRONMENTAL MATTERS

            The information required by Item 3 is included in this Form 10-K in Note 11c to Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

                                  RATE MATTERS

            The information required by Item 3 is included in Items 6 and 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Rates and Regulatory Matters."

   RECENT RATE CASE PROCEEDINGS
                                                                                   Increase                Ordered or
                                                           Increase      (Decrease)   Requested   Negotiated     Date
                                                          (Decrease)     Ordered or  % Return on  % Return on  Increase
       Rate Case       Type of    Application    Test     Requested     Negotiated    Common       Common     (Decrease)
      Designation      Service(a)     Date        Year    ($ Millions)  ($ Millions)   Equity       Equity     Effective
   WPL Retail (PSC)
   6680-UR-103             e,g,w      02-29-88   1988-89       14.7         5.5         13.25        13.10     10-18-88
   6680-UR-104             e,g,w      12-30-88   1989-90       17.4         5.3         13.10        13.00     11-12-89
   6680-UR-105             e,g,w      12-29-89   1990-91        9.0       (10.8)        13.10        12.90     08-01-90
   6680-UR-106             e,g,w      12-28-90   1991-92       18.7        (0.1)        13.25        12.90     08-01-91
   6680-UR-107             e,g,w      12-30-91   1992-93       17.8        (0.9)        13.10        12.40     01-01-93
   6680-UR-108             e,g,w      01-04-93   1993-94       24.5        17.7         12.60        11.60     10-01-93
   6680-UR-109             e,g,w      02-01-94   1995-96        3.8       (11.6)        12.20        11.50     01-01-95

   WPL Wholesale (FERC)

   ER87-554                e          07-31-87   1987-88       (1.2)        (.9)        13.00        (b)       01-01-88
   ER93                    e          05-28-93   1993-94        2.0         2.0         11.00        (b)       10-01-93

   South Beloit (ICC)

   85-0505                 e,w        11-08-85   1985-86       1.4(c)        .9         15.00        13.80     09-27-86

   (a)        e-electric, g-gas, w-water.
   (b)        Return on equity was not specified in the negotiated settlement agreement.
   (c)        On 05-07-86, South Beloit Water, Gas and Electric Co. adjusted the increase requested downward to $1.1 million.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of 1994.

   EXECUTIVE OFFICERS OF THE REGISTRANT

              Erroll B. Davis, Jr, 50, was elected President on January 17, 1990 and Chief Executive Officer, effective July 1, 1990 of the Company. He has served as President and Chief Executive Officer of WPL since August 1, 1988. He has served as a director of the Company since March 1988.

              Lance W. Ahearn, 46, was elected President of HDC effective April 1, 1990 and Chief Executive Officer effective May 4, 1990. Prior to joining HDC, he held several management positions with Bucyrus Erie Company, Milwaukee, Wisconsin.

              Edward M. Gleason, 54, was elected Vice President, Treasurer and Corporate Secretary of the Company effective October 3, 1993. He previously served as Vice President-Finance and Treasurer of WPL since May 1986. Mr. Gleason functions as the principal financial officer of the Company.

              William D. Harvey, 45, was appointed Senior Vice President of WPL effective October 3, 1993. He previously served as Vice President-Natural Gas and General Counsel since August 1992, Vice President-General Counsel since October 1, 1990 and Vice President-Associate General Counsel since July 1986. Prior to joining WPL, he was a member of the law firm of Wheeler, Van Sickle, Anderson, Norman and Harvey.

              Eliot G. Protsch, 41, was appointed Senior Vice President of WPL effective October 3, 1993. He previously served as Vice President-Customer Services and Sales since August 1992, Vice President and General Manager-Energy Services since January 1989 and District Manager, Dane County, since October 1986.

              A.J. (Nino) Amato, 43, was appointed Senior Vice President of WPL effective October 3, 1993. He previously served as Vice President - Marketing and Strategic Planning of WPL since December 1992, Vice President - Marketing and Communications of WPL since January 1989 and Director of Electric Marketing and Customer Service since October 1988. He had been President of Forward Wisconsin, Inc. from 1987 to 1988.

           Daniel A. Doyle, 36, was appointed Vice President-Finance, Controller and Treasurer of WPL on December 25, 1994. He previously served as Controller and Treasurer of WPL since October 3, 1993. He has served as Controller of WPL since July 1992. Prior to joining WPL, he was Controller of Central Vermont Public Service Corporation since December 1988.

              Steve F. Price, 42, was appointed Assistant Corporate Secretary and Assistant Treasurer on April 15, 1992. He had been Cash Management Supervisor since December 1987. He was also appointed Assistant Corporate Secretary of WPL on April 15, 1992.

   NOTE: All ages are as of December 31, 1994. None of the executive officers listed above is related to any director of the Board or nominee for director of the Company.

              Executive officers of the Company have no definite terms of office and serve at the pleasure of the Board of Directors.


                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   The Company's Common Stock trades on the New York Stock Exchange. Quarterly Price Ranges and Dividends with respect to the Common Stock are as follows:

                                    1994                                       1993
                     ----------------------------------        ------------------------------------
   Quarter            High           Low       Dividend         High          Low         Dividend
   First             $32 7/8       $27 3/4     $  .48          $36          $32 1/2       $  .475
   Second             30 3/4        26 3/8        .48           36 3/4       33 1/8          .475
   Third              29 7/8        27            .48           36 1/4       35              .475
   Fourth             28 7/8        26 7/8        .48           36           31 1/2          .475
                     -------       -------     ------          -------      -------       -------
   Year              $32 7/8       $26 3/8     $ 1.92          $36 3/4      $31 1/2       $ 1.90
                     =======       =======     ======          =======      =======       ======

   Year-end stock price:  $27 3/8

           At December 31, 1994, there were approximately 37,049 holders of record of the Company's common stock including underlying holders in the Company's Dividend Reinvestment and Stock Purchase Plan.

           WPL's retail rate order effective January 1, 1995, requires WPL to maintain a utility common equity level of 51.93 percent of total utility capitalization during the two year test year ending December 31, 1996.
   In addition, the PSCW ordered that it must approve the payment of dividends by WPL to the Company that are in excess of the level forecasted for 1995 ($58.1 million), if such dividends would reduce WPL's average common equity ratio below 51.93 percent.

   ITEMS 6 AND 7.    SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

   WPL HOLDINGS, INC.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

   SELECTED FINANCIAL DATA

                                          1994        1993       1992     1991     1990
                                           (In Millions Except for Per Share Data)
   Operating revenues.................   $  816      $  773     $  673   $  670   $  618
   Net income.........................   $   65      $   63     $   58   $   66   $   60
   Earnings per share.................   $ 2.13      $ 2.11     $ 2.10   $ 2.42   $ 2.23
   Total assets (at December 31)......   $1,806      $1,762     $1,566   $1,383   $1,261
   Long-term debt, net (at December 31)  $  448      $  425     $  418   $  367   $  343
   Cash dividends paid per share......   $ 1.92      $ 1.90     $ 1.86   $ 1.80   $ 1.74

   1994 COMPARED WITH 1993

   OVERVIEW

   Earnings per share of WPL Holdings, Inc. (the "Company") common stock increased to $2.13 in 1994 compared with $2.11 in 1993. Earnings for 1994 were significantly affected by two non-recurring items from the Company's utility subsidiary Wisconsin Power and Light Company ("WPL"). These items were the reversal of a coal contract penalty in the 1st quarter and costs associated with early retirement and severance programs which primarily occurred in the 4th quarter. Both of these items are discussed in the "Other Events" section of Management's Discussion and Analysis. The following breakout presents the recurring aspects of 1994's operations.

                                                 1994          1993

     Earnings per share, as reported            $2.13         $2.11
     Less: Increase in earnings from
           reversal of coal contract
           penalty                               (.16)         ( - )
     Add:  Decrease in earnings from
           costs associated with early
           retirement and severance
           programs                               .27           .04
                                                -----         -----
     Earnings per share before the
       above non-recurring items                $2.24         $2.15
                                                =====         =====

   The increase in the "Earnings per share before the above non-recurring items" primarily reflects an increase in operating earnings from WPL. The increase was somewhat offset by program start-up costs associated with expansion of the affordable housing and energy services businesses of the Company's non-regulated subsidiary, Heartland Development Corp. ("HDC").

   Electric Operations
                                                                                            Revenues &
                                                                                            Costs Per
                                                         kWh's Sold,                         kWh Sold
                            Revenues         %           Generated                %         Generated           Customers at
                           and Costs       Change       and Purchased           Change       & Purch.           End of Year
                         1994      1993                 1994         1993                  1994      1993       1994     1993
                         (in thousands)                    (in thousands)

   Residential
    and farm           $194,242  $184,176    5%       2,776,895   2,751,363       1%       $.070     $.067    325,063   316,870
   Industrial           140,487   132,903    6%       3,764,953   3,540,082       6%        .037      .038        776       714
   Commercial           101,382    95,977    6%       1,688,349   1,629,911       4%        .060      .059     43,868    42,884
   Wholesale and
    Class A              86,400    78,955    9%       2,574,121   2,388,131       8%        .034      .033         81        39
   Other                  9,236    11,176  -17%          54,518      51,073       7%        .169      .219      1,477     1,236
                       --------  --------  ----      ----------   ---------     ----       -----     -----    -------   -------
     Total              531,747   503,187    6%      10,858,836  10,360,560       5%       $.049     $.049    371,265   361,743
                                                     ==========   =========     ====       =====     =====    =======   =======
   Elec. production
    fuels               123,469   123,919    0%       9.445,950   9,180,484       3%       $.013     $.013
                                                     ==========   =========     ====       =====     =====
   Purchased power       37,913    28,574   33%       1,780,451   1,481,993      20%       $.021     $.019
                       --------  --------  ----      ==========   =========     ====       =====     =====
   Margin              $370,365  $350,694    6%
                       ========  ========  ====

   WPL's electric margin increased during 1994 compared to 1993. The primary factor was a 3.8 percent retail rate increase effective October 1, 1993. Strong economic conditions in the industrial and commercial customer classes contributed higher sales and customer growth. A colder than normal January and a very warm mid-September offset relatively mild summer conditions in July and August making 1994 a relatively average year in terms of degree day impacts on sales volumes. Electric production fuel costs were stable in 1994. The volume of purchased power increased as a result of WPL's efforts to conserve coal inventories during a rail strike in the 3rd quarter of 1994. See "Other Events" for details.

   Gas Operations
                                                                                          Revenues &
                              Revenues          %        Therms Sold            %       Costs Per Therm    Customers at
                             and Costs        Change     & Purchased          Change    Sold, & Purch.    End of Year
                           1994      1993               1994          1993              1994    1993     1994      1993
                           (in thousands)                 (in thousands)

   Residential           $ 71,555   $ 71,632     0%     119,562     120,005      0%    $.60     $.60    124,938   120,829
   Firm                    41,918     40,748     3%      87,487      87,038      1%     .48      .47     15,531    15,088
   Interruptible            8,777     10,685   -22%      24,809      27,872    -13%     .36      .39        272       261
   Transportation          15,112     14,205     7%      85,364      84,877      1%     .18      .17        135        85
   Other                    2,284       --       -%       7,536        --        -%     .31      --          90      --
                         --------   --------  ----     --------    --------   -----    ----     ----    -------   -------
     Total                139,646    137,270     2%     324,758     319,792      2%    $.44     $.43    140,966   136,263
                                                       ========    ========   =====    ====     ====    =======   =======
   Purchased gas           88,553     90,505    -3%     293,547     285,531      4%    $.31     $.32
                         --------   --------  -----    ========    ========   =====    ====     ====
   Margin                $ 51,093   $ 46,765    10%
                         ========   ========  =====

   Gas margin increased in 1994 from 1993 primarily based on two factors: 1) a 1.4 percent retail rate increase effective October 1, 1993 and, 2) an increase in customers in the higher rate firm service resulted in a more favorable sales mix. The overall cost of purchased gas declined reflecting WPL's effective use of opportunities on the gas spot market.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

   Environmental services revenues increased due to continued strong demand. Other revenues increased due to an increased number of affordable housing project syndications and the inclusion of the full year of revenues in 1994 for A&C Enercom Consultants, Inc. that was acquired in February, 1993.

   Other Operation Expense

   The increase in other operation expense is primarily related to the early retirement and severance programs discussed later in the "Other Events" section and increased program start-up costs associated with the expansion of the Company's affordable housing and energy services businesses. Offsetting these costs were reductions in WPL's operating costs resulting from the ongoing reengineering of its processes.

   Maintenance

   Maintenance expense decreased between years due to the variation in the timing and extent of WPL's maintenance outages at its generating facilities between years. Secondarily, a severe storm in the summer of 1993 increased 1993's maintenance expense related to service restoration.

   Depreciation and Amortization

   Depreciation expense increased, principally reflecting increased property additions, and increased decommissioning costs for WPL.

   Other Income and (Deductions)

   Other income increased due to the reversal of a coal contract penalty discussed later in the "Other Events" section.

   Income Taxes

   Income taxes increased between years primarily due to higher taxable income.

   Affordable housing tax credits declined as HPI reduced its ownership interests in qualifying properties late in 1993, placing more emphasis on the generation of syndication and development fees and retaining only small ownership interests in additional properties.

   1993 COMPARED WITH 1992

   OVERVIEW

   Earnings per share of the Company common stock increased to $2.11 in 1993 compared with $2.10 in 1992. The increase in earnings primarily reflected an increase in earnings from WPL. The principle factors leading to increased earnings included warmer summer weather and lower electric fuel costs per kWh which yielded higher electric margins for WPL. These increases were somewhat offset by increased depreciation expense resulting from additional investment in utility plant and property additions, a change in the mix of gas sales from higher margin sales to lower margin sales, the increase in the Federal corporate tax rate from 34 percent to 35 percent and a one-time 4-cent-per-share charge associated with a voluntary separation program for the executive management group at the utility.

   The Company's nonregulated subsidiary, HDC, contributed to earnings through its principal businesses: 1) environmental engineering and consulting, 2) affordable housing, and 3) energy products and services.

   Electric Operations
                                                                                           Revenues &
                                                                                            Costs Per
                                                         kWh's Sold,                         kWh Sold
                            Revenues         %           Generated                %         Generated           Customers at
                           and Costs       Change       and Purchased           Change       & Purch.           End of Year
                         1993      1992                 1993         1992                  1993      1992       1993     1992
                         (In Thousands)              (In Thousands)

   Residential
    and farm           $184,176  $171,887    7%       2,751,363   2,614,439       5%       $.067     $.066    316,870   310,702
   Industrial           132,903   128,467    3%       3,540,082   3,377,132       5%        .038      .038        714       727
   Commercial            95,977    91,707    5%       1,629,911   1,551,823       5%        .059      .059     42,884    42,287
   Wholesale and
    Class A              78,955    77,485    2%       2,388,131   2,208,419       8%        .033      .035         39        39
   Other                 11,176     8,189   36%          51,073      55,230      -8%        .219      .148      1,236       950
                       --------  --------  ----      ----------   ---------     ----       -----     -----    -------   -------
     Total              503,187   477,735    5%      10,360,560   9,807,043       6%       $.049     $.049    361,743   354,705
                                                     ==========   ========      ====       =====     =====    =======   =======
   Elec. production
    fuels               123,919   123,440   .4%       9,180,484   9,041,317       2%       $.013     $.014
                                                     ==========   =========     ====       =====     =====
   Purchased power       28,574    24,427   17%       1,481,993   1,124,667      32%       $.019     $.022
                       --------  --------  ----      ==========   =========     ====       =====     =====
   Margin              $350,694  $329,868    6%
                       ========  ========  ====


   WPL's electric margin in dollars increased during 1993 compared with 1992 due to increased demand for electricity brought on by warmer summer weather. Residential customers, being the most weather sensitive, experienced the most significant increases. Wisconsin's strong economy kept the commercial and industrial classes growing steadily. These increases were coupled with declining electric production fuel costs per kWh. The decrease in electric production fuels was due to WPL's aggressive pursuit of additional spot coal purchase opportunities as its longer term contracts began to expire. Additionally, a highly competitive rail transportation environment significantly reduced the cost of transporting the coal. Also, lower cost purchased power became available due to excess capacity in the bulk-power market.

   Gas Operations
                                                                                          Revenues &
                              Revenues          %        Therms Sold            %       Costs Per Therm    Customers at
                             and Costs        Change     & Purchased          Change    Sold, & Purch.    End of Year
                           1993      1992               1993          1992              1993    1992     1993      1992
                           (in thousands)                 (in thousands)

   Residential           $ 71,632   $ 63,699    13%     120,005     114,131      6%    $.60     $.56    120,829   116,642
   Firm                    40,748     37,154    10%      87,038      82,087      7%     .47      .46     15,088    14,656
   Interruptible           10,685      9,554    12%      27,872      25,497     10%     .39      .38        261       262
   Transportation          14,205      8,674    64%      84,877      69,244     19%     .17      .13         85       109
   Other                     --          281     -%        --         1,923      -%      --      .15       --        --
                         --------   --------  -----    --------    --------   -----    ----     ----    -------   -------
     Total                137,270    119,362    16%     319,792     292,882     10%    $.43     $.41    136,263   131,669
                                                       ========    ========   =====    ====     ====    =======   =======
   Purchased gas           90,505     77,112    18%     285,531     258,431     11%    $.32     $.30
                         --------   --------  -----    ========    ========   =====    ====     ====
   Margin                $ 46,765   $ 42,250    11%
                         ========   ========  =====

   WPL's gas revenues for 1992 were affected by the recognition of a $4.9 million before-tax refund to its natural gas customers resulting from an adjustment in the calculation of the purchased gas adjustment clause. Without the impact of this revenue adjustment, comparative gas margins would have declined for 1993 compared with 1992.

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

   Fees, Rents and Other Operating Revenues ("Other Revenues")

   Other revenues increased between years as a result of RMT's and HPI's growth in their respective businesses and the result of acquisitions in the environmental and energy-services businesses.

   Other Operation Expense

   Other operation expense also increased as a result of the above factors. An additional increase resulted from higher WPL employee benefit expense (see Notes to Consolidated Financial Statements, Note 7). These increases were offset somewhat by decreases in WPL's conservation program expenditures and decreases in fees associated with the sale of WPL's accounts receivable due to a decline in interest rates. Additionally, WPL's cost management efforts have helped control annual inflationary pressures on general and administrative costs.

   Depreciation and Amortization

   Depreciation and amortization expense increased, principally reflecting increased property additions and the commencement of deferred charge amortizations approved in WPL's rate orders received in December 1992 and October 1993. The most significant amortizations include the amortization related to an acquisition adjustment which resulted from the purchase of transmission facilities and the amortization of costs incurred related to the remediation of former manufactured gas plant sites (see Notes to the Consolidated Financial Statements, Note 11).

   Allowance for Funds Used During Construction ("AFUDC")

   Total AFUDC increased in 1993 compared with 1992, reflecting the greater amounts of construction work in progress including the costs associated with WPL's construction of two 86-megawatt combustion-turbine generators.

   Interest Expense

   Interest expense on debt decreased between years, primarily reflecting the benefits of WPL's refinancing efforts.

   LIQUIDITY AND CAPITAL RESOURCES

   Rates and Regulatory Matters

   On December 9, 1994, the Public Service Commission of Wisconsin ("PSCW") issued rate order UR-109, effective for a two-year period beginning January 1, 1995. The order included the following decisions on WPL's retail rate application as filed on February 4, 1994: 1) electric revenues will be decreased by approximately $12.3 million (2.8 percent) annually, 2) natural gas revenues will be increased by approximately $.7 million (.5 percent) annually, 3) return on common equity will be 11.5 percent versus WPL's previously allowed return on equity of 11.6 percent.

   Further, the PSCW approved certain incentive programs described below:

   1. The electric fuel adjustment mechanism was eliminated. In its absence, WPL will benefit from reductions in fuel cost. Conversely, WPL will be exposed to increases in fuel costs.

   2.   The automatic purchased gas adjustment clause was also eliminated.
        In the future, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WPL's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and exposures are subject to ratepayer sharing provisions, which are capped at $1.1 million.

   3. In order to promote air quality and reliability, there are SO2 emissions and service reliability incentive clauses. Positive incentive available under these clauses is a pre-tax $1.5 million for the SO2 emissions and a pre-tax $.5 million for the service reliability. WPL's earnings are also negatively exposed for equal
        amounts.   Since WPL is allowed to collect all revenues under these
        programs in advance, up to $4.0 million annually of pre-tax revenue may be collected subject to refund upon final determination of performance under this program.

   Industry Outlook

   The PSCW has recently opened a formal docket initiating an inquiry into the future structure of the electric utility industry in Wisconsin. The goals of Wisconsin utility regulation and the principles to be used in choosing among alternative proposals have been identified. WPL has submitted its preferred structure which, in summary form, calls for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

   Financing and Capital Structure

   The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. The Company's operating subsidiaries generally issue short-term debt to provide interim financing of construction and capital expenditures in excess of available internally generated funds. The subsidiaries periodically reduce their outstanding short-term debt through the issuance of long-term debt and through the Company's additional investment in their common equity. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The Company anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and rating services. WPL commercial paper has been rated A-1+ by Standard & Poor's Corp. and P-1 by Moody's Investors Service.

   Bank lines of credit of $97.5 million at December 31, 1994 are available to support these borrowings.

   The Company's capitalization at December 31, 1994, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 48.8 percent common equity, 4.9 percent preferred stock and 46.3 percent long-term debt. The common-equity-to-total capitalization ratio at December 31, 1994 increased to 48.8 percent from
   47.9 percent at December 31, 1993.

   The retail rate order effective January 1, 1995, requires WPL to maintain a utility common equity level of 51.93 percent of total utility capitalization during the two-year test year ending December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WPL to the Company that are in excess of the level forecasted for 1995 ($58.1 million), if such dividends would reduce WPL's average common equity ratio below 51.93 percent.

   Capital Requirements

   The Company's largest subsidiary, WPL, is capital-intensive and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to WPL construction expenditures. Estimated capital requirements of WPL for the next five years are as follows:

                                                     Capital Requirements

                                      1995        1996    1997       1998    1999
                                                        (in millions)

   Construction expenditures         $131.2      $100.4   $132.2   $119.6    $130.6
   Changes in working capital
    and other                          (4.6)       (5.5)    67.0     16.3      (3.8)
                                     ------      ------   ------   ------    ------
   Construction and operating
    capital                          $126.6      $ 94.9   $199.2   $135.9    $126.8
   Manufactured gas plant site
    remediation expenditures            2.0         9.2     10.5      9.6        .6
                                     ------      ------   ------   ------    ------
   Total capital requirements        $128.6      $104.1   $209.7   $145.5    $127.4
                                     ======      ======   ======   ======    ======


   Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: 1) expenditures for managing and controlling electric line losses and for the electric delivery system that will reduce electric line losses and enhance WPL's interconnection capability with other utilities; 2) expenditures related to environmental compliance issues, including the installation of additional emissions-monitoring equipment and coal-handling equipment; 3) expenditures associated with the construction of an 86-megawatt combustion-turbine generator expected to become operational in 1996.

   The Company's capital requirements may also be impacted by decisions relating to the Kewaunee Nuclear Power Plant ("Kewaunee"). The steam generator tubes at Kewaunee are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with an approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is not possible and there is a gradual decrease in the capacity of the plant. The plant's capacity could be reduced by as much as 20% by the year 2013 when the current operating license expires. Currently, the equivalent of approximately
   12 percent of the tubes in the steam generators are plugged. WPL and the joint-owners recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. WPL and the other joint-owners continue to evaluate appropriate strategies, including replacement, as well as continued operation of the steam generators without replacement. WPL and the joint owners also continue to fund the development of welded repair technology for steam generator tubes. The plant is expected to be operated until at least 2013. WPL and the joint-owners are also continuing to evaluate and implement initiatives to improve the performance of Kewaunee, which already performs at above-average levels for the industry. These initiatives include conversion from a 12-month to an 18-month fuel cycle and numerous other cost reduction measures. These initiatives have resulted in reductions in Kewaunee operating and maintenance costs since 1991.

   HDC has expanded its energy related products and services business and its environmental services through investment in existing businesses during 1994. In addition to its investment in affordable housing, HPI continues to market its affordable housing expertise by expanding its business to provide assistance to other corporate/public investors in their development, operation and financing of affordable housing projects.

   HDC has begun an assessment of the strategic fit of its utility service business and is considering various alternatives, including the possible sale of part or all of this business.

   In 1994, A&C Enercom sold its EcoGroup operations. EcoGroup, a Phoenix, Arizona based company initially acquired by A&C Enercom in 1993, provided energy and environmental programs primarily for the electric and gas utility industry.

   Capital Resources

   One of the Company's objectives is to finance construction expenditures through internally generated funds supplemented, when required, by outside financing. With this objective in place, the Company has financed an average of 85 percent of its construction expenditures during the last five years from internal sources. However, during the next five years, the Company expects this percentage to be reduced primarily due to the continuation of major construction expenditures and the maturity of $64 million of WPL first mortgage bonds. External financing sources such as the issuance of long-term debt, common stock and short-term borrowings will be used by the Company to finance the remaining construction expenditure requirements for this period. Current forecasts are that $40.5 million of additional equity and $65 million of long-term debt will be issued over the next three years.

   In 1994, the Company increased its dividends by 1.1 percent and issued 337,980 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and 401(k) Savings Plan, generating proceeds of $9.7 million.

   INFLATION

   Under current rate-making methodologies prescribed by the various commissions that regulate WPL, projected or forecasted operating costs, including the impacts of inflation, are incorporated into WPL revenue requirements. Accordingly, the impacts of inflation on WPL are currently mitigated. Although rates will be held flat until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements. Inflationary impacts on the non-regulated businesses are not anticipated to be material to the Company.

   OTHER EVENTS

   Coal Contract Penalty

   In November 1989, the PSCW concluded that WPL did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WPL recorded a reserve in 1989 that had an after-tax affect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive rate-making by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court.

   In January, 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's opinion, all avenues for appeal have been exhausted. As a result, WPL reversed the entire reserve and was also allowed to collect interest on amounts of the penalty previously refunded to ratepayers. The reversal of the reserve plus interest had an after-tax affect of increasing net income in 1994 by $5.3 million.

   Early Retirement and Severance Programs

   Given the expectation of increasing competition, WPL has continued to reengineer its processes to implement cost efficiencies in its operations. In connection with these efforts, WPL offered voluntary early retirement programs and voluntary severance programs to affected employees in 1994 and 1993. These programs primarily closed late in the fourth quarter of 1994 and 1993.

   In terms of pre-tax costs, the early retirement programs totalled $9.8 million and the severance programs totalled $3.9 million for a grand total of $13.7 million in 1994. For 1993, program costs totalled $1.8 million.

   Coal Transporter's Strike

   One of WPL's major coal transporters experienced a labor strike during the third quarter of 1994. During the term of the strike (55 days), WPL's ability to receive coal from its suppliers was impaired, which required WPL to use some of its existing coal reserves and to purchase additional power. On August 29, 1994, President Clinton, acting under the Railway Labor Act, forced a temporary end (the "cooling off period") to the strike by ordering the railroad union employees back to work and establishing a three member Presidential Emergency Board to draft a recommended settlement. Railroad management and the United Transportation Union have subsequently settled on a contract. As of December 31, 1994, the existing and anticipated financial impact on WPL's operating results was not material.

   Environmental

   WPL cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, along with the clean air legislation passed in 1990 by Congress, could affect the siting, construction and operating costs of both present and future generating units.

   Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the Wisconsin Department of Natural Resources (DNR). WPL has obtained such permits for all of its generating stations or has filed timely applications for renewals.

   Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WPL currently has the necessary permits to operate its fossil-fueled generating facilities. However, beginning in 1994, new permits were required for all major facilities in Wisconsin. WPL's Columbia Generating facility submitted a permit application on May 1, 1994. The remaining facilities will be addressed in early 1995.

   WPL's compliance strategy for Wisconsin's 1993 sulfur dioxide law and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993 and 1994. WPL has installed continuous emissions monitoring systems at all of its coal fired boilers. No additional costs for compliance with these acid-rain-prevention requirements are anticipated at this time.

   Also see Note 11c in the Notes to the Consolidated Financial Statements for a discussion of WPL's manufactured gas plant sites.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To WPL Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of WPL HOLDINGS, INC. (a Wisconsin corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Holdings, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




   Milwaukee, Wisconsin,                           ARTHUR ANDERSEN LLP
   February 1, 1995


   WPL HOLDINGS, INC.
   CONSOLIDATED BALANCE SHEETS
                                        December 31,             1994           1993
                                                                (dollars in thousands)
   ASSETS
   Utility plant:
     Plant in service--
       Electric.............................................. $1,611,351     $1,518,701
       Gas...................................................    204,514        194,283
       Water.................................................     22,070         20,437
       Common................................................    123,254        106,803
                                                              ----------     ----------
                                                               1,961,189      1,840,224
     Dedicated decommissioning funds.........................     51,791         49,803
                                                              ----------     ----------
                                                               2,012,980      1,890,027
     Less--Accumulated provision for depreciation............    808,853        763,027
                                                              ----------     ----------
                                                               1,204,127      1,127,000
     Construction work in progress...........................     42,732         75,732
     Nuclear fuel, net.......................................     19,396         18,000
                                                              ----------     ----------
       Total utility plant...................................  1,266,255      1,220,732

   Other property and equipment:
     Rental, net.............................................     96,536        100,515
     Other, net..............................................     26,693         17,872
                                                              ----------     ----------
       Total other property and equipment, net...............    123,229        118,387

   Investments...............................................     12,320         15,525
                                                              ----------     ----------
   Current assets:
     Cash and equivalents....................................      7,273         19,468
     Net accounts receivable and unbilled revenue, less
       allowance for doubtful accounts of $1,964 and
       $1,662, respectively..................................     71,465         67,623
     Coal, at average cost...................................     15,824         16,042
     Materials and supplies, at average cost.................     21,618         21,679
     Gas in storage, at average cost.........................      7,975          8,754
     Prepayments and other...................................     30,279         23,251
                                                              ----------     ----------
       Total current assets..................................    154,434        156,817
                                                              ----------     ----------
   Restricted cash...........................................      3,217          6,712
                                                              ----------     ----------
   Deferred charges:
     Regulatory assets.......................................    144,476        148,805
     Other...................................................    101,970         94,921
                                                              ----------     ----------
      Total deferred charges................................     246,446        243,726
                                                              ----------     ----------

   TOTAL ASSETS.............................................. $1,805,901     $1,761,899
                                                              ==========    ===========
   CAPITALIZATION AND LIABILITIES
   Capitalization:
     Common shareowners' investment.......................... $  597,798     $  582,966
     Subsidiary preferred stock not mandatorily redeemable...     59,963         59,963
     Long-term debt, net.....................................    448,110        425,105
                                                              ----------     ----------
       Total capitalization..................................  1,105,871      1,068,034
                                                              ----------     ----------
   Current liabilities:
     Current maturities of long-term debt....................      2,832            782
     Variable rate demand bonds..............................     56,975         56,975
     Short-term debt.........................................     64,501         91,902
     Accounts payable and accruals...........................     71,949         78,195
     Accrued payroll and vacation............................     17,357         17,287
     Accrued (pre-paid) taxes................................      6,395           (570)
     Accrued interest........................................      9,138          9,282
     Other...................................................     21,925         21,168
                                                               ---------      ---------
       Total current liabilities.............................    251,072        275,021
                                                               ---------      ---------
   Other credits:
     Accumulated deferred income taxes.......................    224,049        212,844
     Accumulated deferred investment tax credits.............     40,758         42,684
     Accrued environmental remediation costs.................     79,280         80,973
     Deferred credits and other..............................    104,871         82,343
                                                               ---------      ---------
                                                                 448,958        418,844
                                                               ---------      ---------
   Commitments and contingencies (Notes 2 and 11)

   TOTAL CAPITALIZATION AND LIABILITIES...................... $1,805,901     $1,761,899
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF INCOME


               Year Ended December 31,            1994        1993        1992
                                            (in thousands except per-share data)

   Operating revenues:
     Electric................................... $531,747    $503,187    $477,735
     Gas........................................  139,646     137,270     119,362
     Fees, rents and other......................  144,766     131,486      76,176
                                                 --------    --------    --------
                                                  816,159     771,943     673,273
                                                 --------    --------    --------
   Operating expenses:
     Electric production fuels..................  123,469     123,919     123,440
     Purchased power............................   37,913      28,574      24,427
     Purchased gas..............................   88,553      90,505      77,112
     Other operation............................  279,721     256,509     196,044
     Maintenance................................   41,227      44,763      45,081
     Depreciation and amortization..............   81,480      69,112      59,949
     Taxes other than income....................   33,787      32,378      29,261
                                                 --------    --------    --------
                                                  686,150     645,760     555,314
                                                 --------    --------    --------
   Operating income.............................  130,009     126,183     117,959
                                                 --------    --------    --------
   Other income and (deductions):
     Allowance for equity funds used during
       construction.............................    3,009       2,977       2,351
     Other, net.................................    7,610        (633)      2,390
                                                 --------    --------    --------
                                                   10,619       2,344       4,741
                                                 --------    --------    --------
   Interest expense:
     Interest on debt...........................   37,686      38,073      38,954
     Allowance for borrowed funds used during
       construction.............................   (1,029)     (1,053)     (1,329)
                                                 --------    --------    --------
                                                   36,657      37,020      37,625
                                                 --------    --------    --------
   Income before income taxes...................  103,971      91,507      85,075
   Income taxes.................................   35,411      25,056      23,257
   Preferred stock dividends of subsidiary......    3,310       3,928       3,811
                                                 --------    --------    --------
   Net income................................... $ 65,250    $ 62,523    $ 58,007
                                                 ========     =======    ========
   Weighted average number of shares of common
     stock outstanding..........................   30,671      29,681      27,559
                                                 ========    ========    ========
   Earnings per share........................... $   2.13    $   2.11    $   2.10
                                                 ========    ========    ========
   Cash dividends paid per share................ $   1.92    $   1.90    $   1.86
                                                 ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Year Ended December 31,       1994         1993          1992
                                                                   (dollars in thousands)
   Cash flows generated from (used for)
    operating activities:
     Net income...........................................    $  65,250     $ 62,523     $ 58,007
     Adjustments to reconcile net income to net cash
      generated from operating activities:
       Depreciation and amortization......................       81,480       69,112       59,949
       Deferred income taxes..............................       10,321        5,015        8,124
       Investment tax credit restored.....................       (1,926)      (1,967)      (2,125)
       Amortization of nuclear fuel.......................        6,707        7,049        7,961
       Allowance for equity funds used during construction       (3,009)      (2,977)      (2,351)
       Other, net.........................................         (408)      (7,201)      (1,731)
     Changes in assets and liabilities:
       Restricted cash....................................        3,495        5,417       23,513
       Net accounts receivable and unbilled revenue.......       (3,842)     (11,578)     (10,744)
       Coal...............................................          217        2,943        2,666
       Materials and supplies.............................           61           (6)       1,769
       Gas in storage.....................................          779       (4,463)       1,403
       Prepayments and other..............................       (7,028)      (1,226)       4,453
       Accounts payable and accruals......................       (6,245)         760        3,587
       Accrued taxes......................................        6,965        1,438       (5,414)
       Other, net.........................................       20,451        9,194      (12,020)
                                                              ---------     --------     --------
         Net cash generated from operating activities.....      173,268      148,435      137,047
                                                              ---------     --------     --------

   Cash flows generated from (used for)
    financing activities:

     Issuance of common stock.............................         -          58,575         -
     Issuance of long-term debt...........................         -          11,538      289,510
     Issuance of preferred stock..........................         -          29,986         -
     Redemption of preferred stock........................         -         (29,986)        -
     Long-term debt maturities, redemptions and sinking
      fund requirements...................................       24,993       (7,257)    (243,641)
     Net change in short-term debt........................      (27,401)      20,475       18,589
     Common stock cash dividends, less dividends
      reinvested..........................................      (49,357)     (40,342)     (32,668)
     Other, net...........................................       (1,061)      (2,052)      (1,462)
                                                              ---------     --------     --------
         Net cash (used for) generated from financing
           activities.....................................      (52,826)      40,937       30,328
                                                              ---------     --------     --------

   Cash flows generated from (used for)
    investing activities:

     Additions to utility plant, excluding AFUDC..........    (123,460)     (149,333)    (123,321)
     Allowance for borrowed funds used during construction      (1,029)       (1,053)      (1,329)
     Dedicated decommissioning funds......................      (1,988)       (9,426)      (3,737)
     Purchase of other property and equipment.............      (6,160)      (16,553)     (44,097)
     Other, net...........................................        -            2,123        2,003
                                                              --------      ---------    --------
         Net cash (used for) investing activities.........    (132,637)      (174,242)   (170,481)
                                                              --------      ---------    --------
   Net increase (decrease) in cash and equivalents........     (12,195)        15,130      (3,106)
   Cash and equivalents at beginning of year..............      19,468          4,338       7,444
                                                              --------      ---------    --------
   Cash and equivalents at end of year....................    $  7,273      $  19,468    $  4,338
                                                              ========      =========    ========
   Supplemental disclosures of cash flow information:
   Cash paid during the year:
     Interest on debt.....................................    $ 36,914      $  36,759    $ 37,763
     Preferred stock dividends of subsidiary..............    $  3,310      $   3,928    $  3,811
     Income taxes.........................................    $ 22,902      $  20,743    $ 21,201
   Non-cash financing activites:
     Dividends reinvested.................................    $  9,653      $  15,284    $ 17,533

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.

   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                          December 31,   1994        1993
                                                      (in thousands except per-share data)
   Common shareowners' investment:
    Common stock, $.01 par value, authorized--
     100,000,000 shares; issued and outstanding--30,773,588
     shares and 30,438,654 shares, respectively....................   $    308    $    305
    Additional paid-in capital.....................................    304,442     297,916
    Reinvested earnings............................................    293,048     284,745
                                                                      --------    --------
        Total common shareowners' investment.......................   $597,798    $582,966
                                                                      --------    --------
   Preferred stock:
   Wisconsin Power and Light Company--
    Cumulative, without par value, authorized 3,750,000 shares, maximum aggregate stated value $150,000,000;
    Preferred stock without mandatory redemption, $100 stated
      value--
        4.50% series, 99,970 shares outstanding....................      9,997       9,997
        4.80% series, 74,912 shares outstanding....................      7,491       7,491
        4.96% series, 64,979 shares outstanding....................      6,498       6,498
        4.40% series, 29,957 shares outstanding....................      2,996       2,996
        4.76% series, 29,947 shares outstanding....................      2,995       2,995
        6.20% series, 150,000 shares outstanding...................     15,000      15,000
    Cumulative, without par value, $25 stated value,
        6.50% series, 599,460 shares outstanding...................     14,986      14,986
                                                                        ------      ------
        Total preferred stock......................................    $59,963     $59,963

   Long-term debt:
   Wisconsin Power and Light Company--
   First mortgage bonds:
     Series L, 6.25%, due 1998.....................................      8,899       8,899
     1984 Series A, variable rate, due 2014 (5.40% at Dec. 31,
       1994).......................................................      8,500       8,500
     1988 Series A, variable rate, due 2015 (5.80% at Dec. 31,
       1994).......................................................     14,600      14,600
     1990 Series V, 9.3%, due 2025.................................     50,000      50,000
     1991 Series A, variable rate, due 2015 (5.95% at Dec. 31,
       1994).......................................................     16,000      16,000
     1991 Series B, variable rate, due 2005 (5.95% at Dec. 31,
       1994).......................................................     16,000      16,000
     1991 Series C, variable rate, due 2000 (5.95% at Dec. 31,
       1994).......................................................      1,000       1,000
     1991 Series D, variable rate, due 2000 (5.95% at Dec. 31,
       1994).......................................................        875         875
     1992 Series W, 8.6%, due 2027.................................     90,000      90,000
     1992 Series X, 7.75%, due 2004................................     62,000      62,000
     1992 Series Y, 7.6%, due 2005.................................     72,000      72,000
     1992 Series Z, 6.125%, due 1997...............................     55,000      55,000
                                                                       -------     -------
          Total first mortgage bonds...............................   $394,874    $394,874
                                                                       -------     -------
   Heartland Development Corporation--
     Multifamily Housing Revenue Bonds issued
       by various housing and community
       development authorities, due 2004-2024, 1.8% - 7.55%........     39,169       40,010
     Other mortgage notes payable, due 1996-2042, 0% - 10.75%......     41,235       38,881
                                                                     ---------     --------
                                                                       $80,404      $78,891
                                                                     ---------     --------
   WPL Holdings, Inc.--
     8.96% Senior notes, due 1997..................................     10,000       10,000
     8.59% Senior notes, due 2004..................................     24,000         -
     Other.........................................................       -             519
                                                                     ---------     --------
                                                                       $34,000      $10,519
                                                                     ---------     --------

   Less--
     Current maturities............................................     (2,832)        (782)
     Variable rate demand bonds....................................    (56,975)     (56,975)
     Unamortized discount and premium, net.........................     (1,361)      (1,422)
                                                                     ---------    ---------
       Total long-term debt, net...................................   $448,110     $425,105
                                                                     ---------    ---------
   TOTAL CAPITALIZATION............................................ $1,105,871   $1,068,034
                                                                     =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF COMMON
   SHAREOWNERS' INVESTMENT

                                  Year Ended December 31,   1994       1993       1992
                                                                 (dollars in thousands)
   Common stock:
    Balance at beginning of year.......................  $    305   $    278   $    273
      Issued in connection with public offering........      -            17      -
      Issued in connection with acquisitions...........      -             5      -
      Issued in connection with dividend reinvestment
        plan...........................................         3          5          5
                                                         --------   --------   --------
    Balance at end of year.............................       308        305        278
                                                         --------   --------   --------
   Additional paid-in capital:
    Balance at beginning of year.......................   297,916    204,041    187,532
      Received in connection with public offering......      -        58,558       -
      Received in connection with acquisitions.........      -        20,721       -
      Received in connection with dividend reinvestment
        plan...........................................     9,650     15,279     17,528
      Common stock issuance expense....................      -        (1,888)      -
      Other............................................    (3,124)     1,205     (1,019)
                                                         --------   --------   --------
    Balance at end of year.............................   304,442    297,916    204,041
                                                         --------   --------   --------
   Reinvested earnings:
    Balance at beginning of year.......................   284,745    279,217    271,854
      Net income.......................................    65,250     62,523     58,007
      Cash dividends ($1.92 per share, $1.90
        per share, and $1.86 per share, respectively)..   (59,010)   (55,626)   (50,201)
      Expense of issuing stock and other...............     2,063     (1,369)      (443)
                                                         --------   --------   --------
    Balance at end of year.............................   293,048    284,745    279,217
                                                         --------   --------   --------
   TOTAL COMMON SHAREOWNERS' INVESTMENT................  $597,798   $582,966   $483,536
                                                         ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING
                   POLICIES:

   a.  Business and Consolidation:

   WPL Holdings, Inc. (the "Company" or "WPLH") is the parent holding company of Wisconsin Power and Light Company ("WPL") and Heartland Development Corporation ("HDC"). The consolidated financial statements include the Company and its consolidated subsidiaries, WPL and HDC, along with their respective subsidiaries. Certain amounts from prior years have been reclassified to conform with the current year presentation.

   WPL is a public utility predominantly engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WPL also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WPL's retail customers are located in south and central Wisconsin. WPL's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

   HDC and its principal subsidiaries are engaged in business development in three major areas: 1) environmental services through the Environmental Holding Company ("EHC"), the parent company of RMT, Inc. ("RMT"), Jones and Neuse, Inc., and QES, Inc., 2) affordable housing and historic rehabilitation through Heartland Properties, Inc. ("HPI") and 3) energy services, which includes ENSERV, Inc., A&C Enercom Consultants, Inc. and Entec Consulting, Inc.

   b.  Regulation:

   WPL's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin ("PSCW") and the Illinois Commerce Commission have jurisdiction over retail rates, which represent approximately 83 percent of electric revenues plus all gas revenues. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over wholesale electric rates representing the balance of electric revenues. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as WPL record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

   c.  Utility Plant and Other Property and Equipment:

   Utility plant and other property and equipment are recorded at original cost and cost, respectively. Utility plant costs include financing costs that are capitalized through the PSCW-approved allowance for funds used during construction ("AFUDC"). The AFUDC capitalization rates approximate WPL's cost of capital. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

   Normal repairs, maintenance and minor items of utility plant and other property and equipment are expensed. Ordinary utility plant retirements, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts, and no gain or loss is recognized. Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in other income and deductions.

   d.  Nuclear Fuel:

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   e.  Revenue:

   WPL accrues utility revenues for services provided but not yet billed. HDC records revenues earned but not billed and revenues from professional services rendered as incurred using a time-and-materials basis.

   f.  Electric Production Fuels and Purchased Gas:

       (1)Electric Production Fuels:

          Through 1994, the PSCW retail electric rates provided a range from which actual fuel costs could vary in relation to costs forecasted and used in rates. If actual fuel costs fell outside this range, a hearing could be held to determine if a rate change was necessary, and a rate increase or decrease could result.

          Beginning with WPL's latest rate order UR-109, effective January 1, 1995, the automatic fuel adjustment clause was eliminated. In its absence, WPL will benefit from reductions in fuel cost.
          Conversely, WPL will be exposed to increases in fuel costs.

          An automatic fuel adjustment clause for the FERC wholesale portion of WPL's electric business operates to increase or decrease monthly rates based on changes in fuel costs.

       (2)Purchased Gas:

          Through 1994, WPL's base gas cost recovery rates permitted the recovery of or refund to all customers for any increases or decreases in the cost of gas purchased from WPL's suppliers through a monthly purchased gas adjustment clause.

          Beginning with UR-109, the monthly purchased gas adjustment clause was also eliminated. In the future, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WPL's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and/or exposures are subject to ratepayer sharing provisions, which are capped at $1.1 million.

   g.  Cash and Equivalents:

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.

   h.     Income Taxes:

   The Company files a consolidated federal income tax return. Under the terms of an agreement between WPLH and its subsidiaries, WPL and HDC calculate their respective federal tax provisions and make payments to WPLH as if they were separate taxable entities. Beginning in 1993, the Company fully provides deferred income taxes in accordance with SFAS No.109, "Accounting for Income Taxes," to reflect tax effects of reporting book and tax items in different periods.

   As part of HPI's investments in affordable housing, HPI is eligible to claim affordable housing and historic rehabilitation credits. These tax credits can be recognized to the extent the Company has consolidated taxes payable.

   i.  Goodwill:

   The excess of the purchase cost over the fair value of net assets acquired is amortized over 20 to 30 years on a straight-line basis based on its estimated useful benefit. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. To evaluate goodwill for possible impairment, the Company uses a forecast of the related business's discounted earnings over the remaining life of the goodwill. Goodwill (net of accumulated amortization) was $20,135 and $20,920 at December 31, 1994 and 1993, respectively.

   NOTE 2. PROPERTY:

   a.  Jointly-Owned Utility Plants:

   WPL participates with other Wisconsin utilities in the construction and operation of several jointly-owned utility generating plants. The chart below represents WPL's proportionate share of such plants as reflected in the Consolidated Balance Sheets at December 31, 1994 and 1993:

                                                                       1994                            1993
                                                           -----------------------------   ------------------------------
                                                            Plant   Accumulated             Plant    Accumulated
                        Ownership  Inservice    Plant MW     in     Provision for             in     Provision for
                        Interest %    Date      Capacity   Service  Depreciation    CWIP   Service   Depreciation    CWIP
   Coal:
     Columbia Energy
      Center                46.2  1975 & 1978     1,023    $159,650   $ 78,573    $1,484   $159,818    $ 76,602    $1,986
     Edgewater Unit 4       68.2     1969           330      50,206     25,394       181     49,631      24,160        83
     Edgewater Unit 5       75.0     1985           380     225,336     63,324        26    224,902      58,338        21

   Nuclear:
     Kewaunee Nuclear
      Power Plant           41.0     1974           535     132,726     72,637       452    133,342      69,647       848
                                                           --------   --------    ------   --------   ---------   -------
   Total                                                   $567,918   $239,928    $2,143   $567,693    $228,747    $2,938
                                                           ========   ========    ======   ========   =========    ======

   Each of the respective joint owners finances its portion of construction costs. WPL's share of operation and maintenance expenses is included in the Consolidated Statements of Income.

   b.   Capital Expenditures:

   The Company's capital expenditures for 1995 are estimated to total $102 million. Substantial commitments have been incurred for such expenditures.

   NOTE 3.  DEPRECIATION:

   The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                Electric     Gas          Water     Common
      1994        3.2%       3.7%          2.5%      7.2%
      1993        3.2%       3.7%          2.5%      7.3%
      1992        3.2%       3.7%          2.6%      7.1%

   Estimated useful lives related to other property and equipment are from 3 to 12 years for equipment and 31.5 to 40 years for buildings.

   NOTE 4.  NUCLEAR OPERATIONS:

   Depreciation expense related to the Kewaunee Nuclear Power Plant ("Kewaunee") includes a provision to accrue for the cost of decommissioning over the life of the plant, which totalled $13.4 million, $6.1 million and $3.9 million in 1994, 1993 and 1992, respectively. Wisconsin utilities with ownership of nuclear generating plants are required by the PSCW to establish and make annual contributions to external trust funds to provide for plant decommissioning. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

   WPL's share of the decommissioning costs is estimated to be $159 million (in 1994 dollars, assuming the plant is operating through 2013) based on a 1992 study, using the immediate dismantlement method of decommissioning. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1.016 billion. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1 percent and 5.1 percent, respectively. The future escalation rate is assumed to be 6.5 percent.

   Decommissioning costs and a charge to offset earnings on the external trusts are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of December 31, 1994, the total decommissioning costs included in the accumulated provision for depreciation were approximately $62.8 million.

   WPL has established external trusts to hold decommissioning funds, and the PSCW has approved WPL's funding plan which provides for annual contributions of current accruals over the remaining service lives of the nuclear plants. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been offset by a charge to depreciation expense on the Statements of Consolidated Income, were $2.7, $1.1 and $1.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy ("DOE") is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors.

   Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 1999. Nuclear fuel, net, at December 31, consists of:

                                          1994                 1993
     Original cost of nuclear fuel      $155,190             $147,325
     Less--Accumulated amortization      135,794              129,325
                                        --------             --------
     Nuclear fuel, net                  $ 19,396             $ 18,000
                                        ========             ========

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WPL, as a 41-percent owner of Kewaunee, is subject to an overall assessment of approximately $32.5 million per incident for its ownership share of this reactor, not to exceed $4.1 million payable in any given year.

   Through its membership in Nuclear Electric Insurance Limited, WPL has obtained property damage and decontamination insurance totalling $1.5 billion for loss from damage at Kewaunee. In addition, WPL maintains outage and replacement power insurance coverage totalling $101.4 million in the event an outage exceeds 21 weeks.

   NOTE 5.  NET ACCOUNTS RECEIVABLE:

   WPL has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables resulting from sales to other public utilities as well as from billings to the co-owners of the jointly-owned electric generating plants that WPL operates. The contract allows WPL to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 4.86 percent annual rate during 1994. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WPL. The contract expires August 19, 1995, unless extended by mutual agreement.

   As of December 31, 1994 and 1993, proceeds from the sale of accounts receivable totalled $76.5 million and $74 million, respectively. During 1994, WPL sold an average of $82.3 million of accounts receivable per month, compared with $75.9 million in 1993.

   As a result of its diversified customer base and WPL's sale of receivables, the Company does not have any significant concentrations of credit risk in the December 31, 1994, net accounts receivable balance.

   NOTE 6.  REGULATORY ASSETS AND REGULATORY LIABILITIES:

   Certain costs and credits are deferred and amortized in accordance with authorized or expected rate-making treatment. As of December 31, 1994 and 1993, regulatory created assets include the following:

                                                     1994         1993
      Environmental remediation costs              $ 82,179     $ 82,380
      Tax related (see Note 8)                       43,736       47,787
      Jurisdictional plant differences                7,173        6,533
      Decontamination and decommissioning
        costs of federal enrichment facilities        7,100        6,181
      Other                                           4,288        5,924
                                                   --------     --------
                                                   $144,476     $148,805
                                                   ========     ========

   As of December 31, 1994 and 1993, regulatory created liabilities included $6,738 and $6,618 respectively, for amounts due to customers related to the sale of air emissions credits.

   NOTE 7.  EMPLOYEE BENEFIT PLANS:

   a.  Pension Plans:

   WPL has non-contributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. WPL's funding policy is to contribute at least the statutory minimum to a trust.

   The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The discount rate used in determining those benefit obligations was 8.25, 7.25 and 8.00 percent for 1994, 1993 and 1992 respectively. The long-term rate of return on assets used in determining those benefit obligations was 9.00, 9.75 and 10.00 percent for 1994, 1993, and 1992, respectively.

   The following table sets forth the funded status of the WPL plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993:

                                                  1994           1993
     Accumulated benefit obligation--
       Vested benefits                         $(134,829)      $(135,303)
       Non-vested benefits                        (3,295)         (2,962)
                                               ---------       ----------
                                               $(138,124)      $(138,265)
                                               ---------       ----------
     Projected benefit obligation              $(154,283)      $(164,271)
     Plan assets at fair value, primarily
       common stocks and fixed income
       securities                                178,095         183,881
                                               ---------       ---------
     Plan assets in excess of projected
      benefit obligation                          23,812          19,610
     Unrecognized net transition asset           (19,376)        (21,823)
     Unrecognized prior service cost               5,679           7,691
     Unrecognized net loss                        14,737          20,650
                                               ---------       ---------
     Pre-paid pension costs, included in
       deferred charges and other              $  24,852       $  26,128
                                               =========       =========

     The net pension (benefit) recognized in the Consolidated Statements of Income for 1994, 1993 and 1992 included the following components:

                                             1994        1993        1992

     Service cost                         $  5,123    $  4,263    $  3,912
     Interest cost on projected benefit

       obligation                           12,051      11,614      10,615
     Actual return on assets                 1,016     (24,759)    (12,143)
     Amortization and deferral             (17,795)      8,430      (5,317)
                                          --------    --------    --------
     Net pension cost (benefit)           $    395    $   (452)   $ (2,933)
                                          ========    ========    ========

   b.         Postretirement Health Care and Life Insurance:

   Effective January 1, 1993, the Company prospectively adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 establishes standards of financial accounting and reporting for the Company's postretirement health care and life insurance benefits. SFAS No. 106 requires the accrual of the expected cost of such benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WPL has elected delayed recognition of the transition obligation and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WPL, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.

   The following table sets forth the plans' funded status:

                                                        1994        1993
      Accumulated postretirement benefit
        obligation--
         Retirees                                     $(29,273)   $(27,358)
         Fully eligible active plan participants        (5,998)     (5,429)
         Other active plan participants                 (7,675)     (9,980)
                                                      --------    --------
      Accumulated benefit obligation                   (42,946)    (42,767)
      Plan assets at fair value                          9,767       7,073
                                                      --------    --------
      Accumulated benefit obligation
        in excess of plan assets                      $(33,179)   $(35,694)
      Unrecognized transition obligation                26,474      29,638
      Unrecognized loss                                 (2,570)      2,025
                                                      --------    --------
      Accrued postretirement benefits liability       $ (9,275)   $ (4,031)
                                                      ========    ========

   For 1994 and 1993, the annual net postretirement benefits costs recognized in the Consolidated Statements of Income consist of the following components:

                                                        1994        1993

         Service cost                                 $ 1,739     $ 1,463
         Interest cost on projected benefit
           obligation                                   3,135       3,151
         Actual return on plan assets                    (253)       (696)
         Amortization of transition obligation          1,527       1,560
         Amortization and deferral                       (381)        (27)
                                                      -------     -------
         Net postretirement benefits cost             $ 5,767     $ 5,451
                                                       ======      ======

   The postretirement benefits cost components for 1994 were calculated assuming health care cost trend rates ranging from 11.5 percent for 1994 and decreasing to 5 percent by the year 2002. The health care cost trend rate considers estimates of health care inflation, changes in utilization or delivery, technological advances, and changes in the health status of the plan participants. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $2.5 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $.4 million.

   The assumed discount rate used in determining the accumulated postretirement obligation was 8.25 and 7.25 percent in 1994 and 1993, respectively. The long-term rate of return on assets was 9.00 and 9.50 percent in 1994 and 1993, respectively. Plan assets are primarily invested in common stock, bonds and fixed income securities. The Company's funding policy is to contribute the tax-advantaged maximum to a trust.

   The costs for the postretirement health care and life insurance benefits, based on an actuarial determination were $1.3 million in 1992.

   c. Other Postemployment Benefits:

   In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112, which was effective January 1, 1994, establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of adopting SFAS No. 112 was not material.

   NOTE 8.  INCOME TAXES:

   The following table reconciles the statutory federal income tax rate to the effective income tax rate:

                                                   1994    1993     1992
     Statutory federal income tax rate             35.0%   35.0%    34.0%
     State income taxes, net of federal
       benefit                                      5.3     5.1      7.0
     Investment tax credits restored               (1.9)   (2.1)    (2.7)
     Amortization of excess deferred taxes         (1.6)   (1.7)    (1.8)
     Affordable housing and historical tax
        credits                                    (4.6)   (5.7)    (7.5)
     Other differences, net                         1.9    (3.2)     (.6)
                                                   ----    ----     ----
     Effective income tax rate                     34.1%   27.4%    28.4%
                                                   ====    ====     ====

   The breakdown of income tax expense as reflected in the Consolidated Statements of Income is as follows:

                                                 1994       1993       1992
       Current Federal                         $26,161    $20,725    $19,703
       Current state                             5,673      6,500      5,343
       Deferred                                 10,321      5,015      8,124
       Investment tax credit restored           (1,926)    (1,967)    (2,125)
       Affordable housing and historical
         tax credits                            (4,818)    (5,217)    (7,788)
                                               -------    -------    -------
                                               $35,411    $25,056    $23,257
                                               =======    =======    =======

   In 1992, deferred taxes arising from utility plant timing differences, the qualified nuclear decommissioning trust contribution, employee benefits and other totalled $4,104, $709, $2,081, and $1,230, respectively.

   The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31 are as follows:

                                                    1994           1993
        Accelerated depreciation and other
         plant related                           $186,565        $171,993
        Excess deferred taxes                      21,215          22,744
        Unamortized investment tax credits        (21,784)        (22,812)
        Allowance for equity funds used during
         construction                              14,384          13,518
        Regulatory liability                       17,553          19,179

        Other                                       6,116           8,222
                                                 --------        --------
                                                 $224,049        $212,844
                                                 ========        ========

   Changes in WPL's deferred income taxes arising from the adoption of SFAS No. 109 represent amounts recoverable or refundable through future rates and have been recorded as net regulatory assets totalling approximately $26 million and $29 million in 1994 and 1993, respectively, on the Consolidated Balance Sheets. These net regulatory assets are being recovered in rates over the estimated remaining useful lives of the assets to which they pertain.


   NOTE 9. SHORT-TERM DEBT AND LINES OF CREDIT:

   The Company and its subsidiaries maintain bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totalled $97.5 million, $100 million and $70 million as of December 31, 1994, 1993 and 1992, respectively. Information regarding short-term debt and lines of credit is as follows:

                                          1994        1993          1992
   As of end of year--
    Lines of credit borrowings         $    -       $ 2,000       $  -
    Commercial paper outstanding       $ 50,500     $49,000       $26,000
    Notes payable outstanding          $ 14,001     $40,954       $44,095
    Discount rates on commercial
       paper                           5.64%-6.12%  3.24%-3.40%   3.15%-3.90%
    Interest rates on notes payable    6.04%-6.07%  3.34%-3.35%   3.46%-3.62%

   For the year ended--
    Maximum month-end amount of
       short-term debt                 $ 81,000     $92,000       $70,155
    Average amount of short-term
       debt (based on daily
       outstanding balances)           $ 61,835     $56,250       $41,882
    Average interest rate on
       short-term debt                    4.49%       3.33%         3.78%

   NOTE 10. CAPITALIZATION:

   a. Common Shareowners' Investment:

   During 1994, 1993 and 1992, respectively, the Company issued 337,980, 451,233 and 528,142 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and 401(k) Savings Plan, generating proceeds of $9.6 million, $15.3 million and $17.5 million, respectively.

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

   Authorized shares of common stock total 100,000,000 as of December 31, 1994, and can be categorized as follows:

          No. Of Shares
     Issued and outstanding  . . . . . . . . . . . . . .   30,773,588
     Reserved for issuance for Dividend
       Reinvestment and Stock Purchase Plan  . . . . . .      645,973
     Reserved for issuance for WPLH Long-Term
       Equity Incentive Plan . . . . . . . . . . . . . .    1,000,000
     Common Stock Rights Agreement . . . . . . . . . . .   15,709,781
     Unreserved  . . . . . . . . . . . . . . . . . . . .   51,870,658
                                                         ------------
         Total authorized  . . . . . . . . . . . . . . .  100,000,000
                                                         ------------

   A retail rate order effective January 1, 1995, requires WPL to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test year January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WPL to the Company that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WPL's average common equity ratio below 51.93 percent.

   b.    Preferred Stock:

   On October 27, 1993, WPL issued two new series of preferred stock through two separate public offerings. The 6.2 percent Series is non-redeemable for ten years and the 6.5 percent Series is non-redeemable for five years. The proceeds from the sale were used to retire 150,000 shares of 7.56 percent Series and 149,865 shares of 8.48 percent Series preferred stock.

   c.    Long-term Debt:

   Substantially all of WPL's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt are as follows: $2.8 million in 1995, $3.3 million in 1996, $67.6 million in 1997, $11.6 million in 1998 and $2.1 million in 1999.

   The Company has $150 million of notional principal under interest rate swap contracts. The fair value of these contracts was not material as of December 31, 1994.

   The fair value of the Company's long-term debt based on quoted market prices for similar issues at December 31, 1994 and 1993 was $501,530 and $518,251, respectively.

   NOTE 11. COMMITMENTS AND CONTINGENCIES:

   a.  Coal Contract Commitments:

   To ensure an adequate supply of coal, WPL has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $149 million through December 31, 2003. WPL's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $25 million in 1995 and $26 million in 1996, 1997, 1998 and 1999, respectively.

   b.  Purchased Power and Gas:

   Under firm purchase power and gas contracts, WPL is obligated as follows (dollars in millions):

                              Purchased Power         Purchased Gas
                             Purchase               Purchase  Decatherms
                            Obligation     MW's    Obligation (in millions)

        1995                 $  8.3        1,920     $ 67         89
        1996                    8.1        1,830       67         90
        1997                   10.9        1,944       55         78
        1998                   15.6        2,505       45         66
        1999                   18.8        2,910       41         53
        Thereafter            106.5       12,720       77        101
                             ------       ------     ----        ---
                             $168.2       23,829     $352        477
                             ======       ======     ====        ===

   c.  Manufactured Gas Plant Sites:

   Historically, WPL has owned 11 properties that have been associated with the production of manufactured gas. Currently, WPL owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WPL initiated investigation of these manufactured gas plant sites. The Wisconsin Department of Natural Resources ("DNR") has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

   In 1992, and into the beginning of 1993, WPL continued its investigations and studies. WPL confirmed that there was no contamination at two of the sites. WPL received a close-out letter from the DNR related to one of those sites and requested a close-out letter for the other site. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In February 1993, WPL completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that during the next 35 years, WPL will expend approximately $81 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

   The cost estimate set forth above assumes 4 percent average inflation over a 35 year period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WPL estimates that it will incur average annual costs of $2.0 million to complete the planned groundwater remediation activities.

   With respect to rate recovery of these costs, the PSCW has approved a five year amortization of the unamortized balance of environmental costs expended to date.

   In addition, WPL is pursuing insurance recovery for the costs of remediating these sites and is investigating to determine whether there are other parties who may be responsible for some of the clean-up costs.

   Through 1994, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions.

   Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   NOTE 12. SEGMENT INFORMATION:

   The following table sets forth certain information relating to the Company's consolidated operations:

                                             Year Ended December 31,

                                         1994          1993        1992
     Operation information:
       Customer revenues--
         Electric                    $  531,747    $  503,187   $  477,735
         Gas                            139,646       137,270      119,362
         Environmental services          87,673        81,396       67,533
         Other                           57,093        50,090        8,643
                                     ----------    ----------   ----------
         Total operating revenues    $  816,159    $  771,943   $  673,273
                                     ==========    ==========   ==========
       Operating income (loss)--
         Electric                    $  120,218    $  118,785   $  109,459
         Gas                             13,344        10,431        8,724
         Environmental services           6,038         4,219        3,542
         Other (a)                       (9,591)       (7,252)      (3,766)
       Other income and (deductions),
           net                           10,619         2,344        4,741
       Interest expense, net            (36,657)      (37,020)     (37,625)
       Income taxes                     (35,411)      (25,056)     (23,257)
       Preferred stock dividends
           of subsidiary                 (3,310)       (3,928)      (3,811)
                                     ----------    ----------   ----------
         Net income                  $   65,250    $   62,523   $   58,007
                                     ==========    ==========   ==========

     Investment information:
       Identifiable assets,
        including allocated common
        plant at December 31--
         Electric                    $1,197,060    $1,170,010   $1,064,418
         Gas                            235,862       228,257      210,965
         Environmental services          41,187        40,124       31,400
         Other                          331,792       323,508      259,115
                                     ----------    ----------   ----------
         Total assets                $1,805,901    $1,761,899   $1,565,898
                                     ==========    ==========   ==========
     Other information:
       Construction and nuclear fuel
        expenditures--
         Electric                    $  113,836    $  139,805   $  113,252
         Gas                             19,683        18,876       13,974
         Other                            6,169        18,538       45,606
                                     ----------    ----------   ----------
         Total construction and
          nuclear fuel
          expenditures               $  139,688    $  177,219   $  172,832
                                     ==========    ==========   ==========

       Provision for depreciation
        and amortization--
         Electric                    $   65,195    $   53,398   $   49,554
         Gas                              8,082         7,329        6,578
         Other                            8,203         8,385        3,817
                                     ----------    ----------   ----------
         Total provision for
          depreciation               $   81,480    $   69,112   $   59,949
                                     ==========    ==========   ==========


     (a) Excludes the effects of affordable housing and historical tax credits of $4.8 million, $5.2 million and $7.8 million in 1994, 1993 and 1992, respectively.


   NOTE 13.  ACQUISITIONS:

   On August 31, 1993, the Company issued 515,993 shares of Company common stock in exchange for the outstanding common and preferred stock of Jones and Neuse, Inc. ("JN"), a 250-employee environmental consulting and engineering service firm based in Austin, Texas. This transaction was accounted for as a pooling of interests. The Company positioned JN as a service region of its own 550-employee environmental consulting and engineering company, RMT, a subsidiary of HDC.

   In February 1993, HDC acquired A&C Enercom Consultants, Inc., a Georgia corporation, for cash and new shares of the Company's common stock. A&C Enercom provides demand-side management and energy-related consulting services, primarily to public electric and gas utility companies.

   NOTE 14.  CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

   Seasonal factors significantly affect WPL and, therefore, the data presented below should not be expected to be comparable between quarters nor necessarily indicative of the results to be expected for an annual period.

   The amounts below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the Company, for a fair presentation of the data.

                             Operating    Operating                 Earnings
   Quarter Ended             Revenues       Income     Net Income   Per Share
   1994:                          (in thousands except for per-share data)

   March 31                  $234,178      $47,245      $26,369       $.87
   June 30                    181,285       20,864       10,303        .33
   September 30               193,706       33,515       15,309        .50
   December 31                209,555       28,385       13,269        .43

   1993:
   March 31                  $209,250      $36,490      $19,766       $.70
   June 30                    173,631       19,872        7,190        .24
   September 30               173,869       29,358       13,258        .44
   December 31                216,307       40,463       22,309        .73

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 relating to directors and nominees for election as directors at the Company's 1995 Annual Meeting of Shareowners is incorporated herein by reference to the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners (the "1995 Proxy Statement"). The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.
   The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by Item 10 relating to delinquent filers is incorporated herein by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement.

   ITEM 11.  EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated herein by reference to the information under the captions "Compensation of Executive Officers" and "Compensation of Directors" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1995 Proxy Statement. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in the 1995 Proxy Statement. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 is incorporated by reference to the information under the caption "Compensation of Executive Officers" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1995 Proxy Statement. The 1995 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


                                     PART IV


   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

   (a) (1)  Consolidated Financial Statements

            Included in Part II of this report:

                 Report of Independent Public Accountants

                 Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Balance Sheets, December 31, 1994 and 1993

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Capitalization, December 31, 1994 and 1993

                 Consolidated Statements of Common Shareowners' Investment

                 Notes to Consolidated Financial Statements


   (a) (2)  Financial Statement Schedules

            For each of the years ended December 31, 1994, 1993 and 1992

            Schedule I.         Parent Company Financial Statements
            Schedule II.        Valuation and Qualifying Accounts and
                                Reserves

            All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

   (a) (3)  Exhibits

            The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

            3A* Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Form S-3 Registration Statement No. 33-59972)

            3B     By-Laws of the Company as revised to February 23, 1994

            4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WPL and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951,
                     April 1, 1952, September 1, 1953, October 1, 1954,
                     March 1, 1959, May 1, 1962, August 1, 1968, June 1,
                     1969, October 1, 1970, July 1, 1971, April 1, 1974,
                     December 1, 1975, May 1, 1976, May 15, 1978, August 1,
                     1980, January 15, 1981, August 1, 1984, January 15,
                     1986, June 1, 1986, August 1, 1988, December 1, 1990,
                     September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) incorporated by reference to File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended
                     Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended
                     Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
                     Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit
                     2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended
                     Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended incorporated by reference to Exhibit
                     4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WPL's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WPL's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended Exhibit 4.27 in File No.33-45726,
                     Exhibit 4.1 to WPL's Form 8-K dated March 9, 1992,
                     Exhibit 4.1 to WPL's Form 8-K dated May 12, 1992,
                     Exhibit 4.1 to WPL's Form 8-K dated June 29, 1992 and
                     Exhibit 4.1 to WPL's Form 8-K dated July 20, 1992)

            4B* Rights Agreement, dated as of February 22, 1989, between the Company and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K dated February 27,
                     1989)

            10A*# Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31,
                     1992)

            10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

            10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31,
                     1990)

            10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31, 1992)

            10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to the Company's Form 10-K for the year ended December 31, 1993)

            10D*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31, 1992)

            10E*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31,
                     1992)

            10F# Deferred Compensation Plan for Directors, as amended January 17, 1995

            10G*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10H*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc., and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10I*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch and A.J. Amato (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10J*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

            10K*# Restricted Stock Agreement -- Lance Ahearn (incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended December 31, 1992)

            10L#     Restricted Stock Agreement -- Erroll B. Davis

            10M# Summary of Heartland Development Corporation Short-Term Incentive Plan

            21       Subsidiaries of the Company

            23       Consent of Independent Public Accountants

            27       Financial Data Schedule

            99* 1995 Proxy Statement for the Annual Meeting of Shareowners to be held May 17, 1995 [The Proxy Statement for the 1995 Annual Meeting of Shareowners will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1995 Annual Meeting of Shareowners shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

            # - A management contract or compensatory plan or arrangement.

   (b)         Reports on Form 8-K.

               None

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 1995.

                              WPL HOLDINGS, INC.

                              By:/s/ Erroll B. Davis, Jr.
                                  Erroll B. Davis, Jr.
                                  President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February 1995.


   /s/ Erroll B. Davis, Jr.           President, Chief Executive Officer
   Erroll B. Davis, Jr.               and Director (principal executive
                                      officer)

   /s/ Edward M. Gleason              Vice President, Treasurer and Corporate
   Edward M. Gleason                  Secretary (principal financial officer)


   /s/ Daniel A. Doyle                Vice President - Finance, Controller
   Daniel A. Doyle                    and Treasurer - Wisconsin Power and
                                      Light Company  (principal accounting
                                      officer)

   /s/ Les Aspin            Director  /s/ Milton E. Neshek          Director
   Les Aspin                          Milton E. Neshek

   /s/ L. David Carley      Director  /s/ Henry C. Prange           Director
   L. David Carley                    Henry C. Prange


   /s/ Rockne G. Flowers    Director  /s/ Judith D. Pyle            Director
   Rockne G. Flowers                  Judith D. Pyle


   /s/ Donald R. Haldeman   Director  /s/ Henry F. Scheig           Director
   Donald R. Haldeman                 Henry F. Scheig


   /s/ Katharine C. Lyall   Director  /s/ Carol T. Toussaint        Director
   Katharine C. Lyall                 Carol T. Toussaint


   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To WPL Holdings, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1994 Form 10-K of WPL Holdings, Inc. and have issued our report thereon dated February 1, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



   Milwaukee, Wisconsin,                               ARTHUR ANDERSEN LLP
   February 1, 1995

                               WPL HOLDINGS, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


   FINANCIAL STATEMENT SCHEDULES:

      I.       Parent Company Financial Statements
     II.       Valuation and Qualifying Accounts and Reserves



   NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.

                                              SCHEDULE I  -  CONDENSED
                                        PARENT COMPANY FINANCIAL STATEMENTS

                                                                WPL HOLDINGS, INC.
                                                              (Parent Company Only)

                                                  STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                                                 As of December 31,
                                                         1994         1993         1992
                                                                    (In Thousands)
   Income:
       Cash dividends................................   $59,010      $56,068      $51,385
       Undistributed subsidiary earnings  (loss):
           Heartland Development Corporation.........    (4,706)       1,337          857
           Wisconsin Power and Light Company.........    12,173        5,850        4,243
       Investment income and other...................       681           33          182
                                                         ------      -------       ------
                                                         67,158       63,288       56,667
                                                         ------      -------       ------
   Expenses:
       Operating  (Note D)...........................     1,978        1,018           90
       Interest and other............................       842          805          658
                                                         ------       ------       ------
                                                          2,820        1,823          748
                                                         ------       ------       ------
   Income before income tax benefit..................    64,338       61,465       55,919
                                                         ------       ------       ------
   Income tax benefit (expense):
       Current.......................................       974          750          372
       Deferred......................................       (62)         308          730
                                                         ------       ------       ------
                                                            912        1,058        1,102
                                                         ------       ------       ------
   Net income........................................    65,250       62,523       57,021
                                                         ------       ------       ------
   Reinvested earnings, beginning of year............   284,745      276,968      270,266
       Cash dividends................................   (59,010)     (55,626)     (50,201)
       Expense of issuing preferred stock............         0       (1,082)           0
       Other.........................................     2,063        1,962         (118)
                                                        -------      -------      -------
   Reinvested earnings at end of year................  $293,048     $284,745     $276,968
                                                        =======      =======      =======

   The accompanying notes are an integral part of these state

                             SCHEDULE I - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                                  BALANCE SHEET

                                                      As of December 31,
                                                      1994          1993
                                                        (In Thousands)
                  ASSETS
   Current assets:
       Cash and equivalents........................    $1,061       $8,642
       Accounts receivable - affiliates (Note B)...       187          109
       Notes receivable - affiliates  (Note B).....    28,471       24,948
                                                     --------     --------
                                                       29,719       33,699
                                                     --------     --------
   Accounts receivable from WPL Holding DRIP.......       250          150
                                                     --------      -------
   Tax benefit receivable..........................     1,219        2,156
                                                     --------      -------
   Property and equipment..........................     1,009        1,023
                                                     --------      -------
   Investments and other...........................       267          677
                                                     --------      -------
   Investments in Subsidiaries, at equity:
       Heartland Development Corporation...........    66,834       71,439
       Wisconsin Power and Light Company...........   544,506      522,667
                                                     --------      -------
                                                      611,340      594,106
   Deferred income taxes...........................       372          372
                                                     --------     --------
   Total Assets....................................  $644,176     $632,183
                                                     ========     ========
         LIABILITIES AND CAPITALIZATION

   Current liabilities:
       Short term debt  (Note C)...................   $11,500      $32,958
       Accounts payable - affiliates  (Note B).....      (149)       4,727
       Accounts payable............................         3            3
       Accrued taxes...............................      (912)         (94)
       Accrued interest and other..................       220          739
       Dividends payable...........................       228          148
                                                      -------      -------
                                                       10,890       38,481
   Long-term debt..................................    34,000       10,463
   Deferred taxes..................................       274
   Deferred credit.................................     1,214          273
                                                      -------      -------
                                                       35,488       10,736
                                                      -------      -------
   Capitalization:
       Common shareowners' investment:
         Common stock, $.01 par value, authorized
           100,000,000 shares; issued and
           outstanding -- 30,773,588 shares and
           30,438,654 shares at December 31,
           1994 and 1993, respectively.............       308          305
         Additional paid-in-capital................   304,442      297,916
         Reinvested earnings.......................   293,048      284,745
                                                     --------     --------
             Total Capitalization..................   597,798      582,966
                                                     --------     --------
   Total Capitalization and Liabilities............  $644,176     $632,183
                                                     ========     ========

   The accompanying notes are an integral part of these statements.

                                             SCHEDULE I  -  CONDENSED
                                      PARENT COMPANY FINANCIAL STATEMENTS

                                                          WPL HOLDINGS, INC.
                                                         (Parent Company Only)

                                                         STATEMENT OF CASH FLOWS
                                                                         As of December 31,
                                                              1994            1993             1992
                                                                        (In Thousands)
   Cash flows generated from (used for) operating
   activities:
       Net income.......................................    $65,250          $62,523         $57,021
       Undistributed earnings of subsidiaries...........     (7,467)          (7,187)         (5,100)
       Equity Investments in subsidiaries and other.....     (9,649)         (77,196)        (17,818)
       Depreciation.....................................         13               12               3
       Deferred income taxes............................        (62)            (308)           (730)
       Changes in assets and liabilities:
           Receivables..................................     (2,764)           3,703         (11,218)
           Investments..................................          7             (553)            780
           Accounts payable.............................     (4,876)          (3,798)          5,747
           Accrued taxes................................       (818)             (94)           (199)
           Accrued interest and other...................       (519)              36             368
           Dividends payable............................         80             (165)            (10)
           Other........................................        355              (27)            (16)
               Net cash generated from (used for)
                 operating activities...................     39,550          (23,054)         28,828

   Cash flows generated from (used for) financing
    activities:
       Issuance of common stock.........................       --             58,575              --
       Common stock issuance expense....................       --             (1,888)             --
       Issuance of long-term debt.......................     23,537             --                --
       Long-term debt maturities........................        (56)            --               (57)
       Net change in short term debt....................    (21,402)          13,807           3,773
       Common stock cash dividends less dividends
          reinvested....................................    (49,357)         (40,342)        (32,668)
       Other............................................        147            1,205          (1,144)
              Net cash (used for) generated from
                financincing activities.................    (47,131)          31,357         (30,096)

   Cash flows generated from (used for) investing
   activities:
       Purchase of property and equipment...............      --              --                 (39)
          Net cash used for investing activities........      --              --                 (39)

   Net (decrease) increase in cash and equivalents......     (7,581)           8,303          (1,307)
   Cash and equivalents at beginning of year............      8,642              339           1,646
   Cash and equivalents at end of year..................     $1,061           $8,642            $339

   Supplemental disclosures of cash flow information:
       Cash paid during the year for:
           Interest on debt.............................     $2,097             $627            $658
           Income taxes.................................    $16,412          $14,685         $17,411
       Noncash financing activities:
           Dividends reinvested.........................     $9,653          $15,284         $17,533

   The accompanying notes are an integral part of these statements.

                        SCHEDULE I - CONDENSED
                      PARENT COMPANY FINANCIAL STATEMENTS

                              WPL HOLDINGS, INC.
         Supplemental Notes to Parent Company Only Financial Statements


   The following are supplemental notes to the WPL Holdings, Inc. (the "Company") Parent Company Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the WPL Holdings, Inc. 1994 Annual Report, which are hereby incorporated herein by reference.

   Note A. The parent company files a consolidated federal income tax return with its subsidiaries.

   Note B. Net amounts due to (due from) affiliates result from intercompany transactions including loans, federal income tax liabilities and an administrative allowance.

   Note C.  Information regarding short-term debt is as follows:

                                                     1994          1993
                                                        (In Thousands)
    As of end of year:
        Notes payable outstanding................   $11,500       $32,958
        Interest rates on notes payable..........     6.06%         3.58%
    For the year ended:
        Maximum month-end amount of short-term
          debt...................................   $52,500       $36,000
        Average amount of short-term debt........   $36,462       $25,827
        Average interest rate on short-term debt.     4.56%         3.37%



   Note D. During 1994, 1993 and 1992, Wisconsin Power and Light Company allocated and billed certain administrative and general expenses to the Company using an allocation method approved by the Public Service Commission of Wisconsin. These expenses totalled $759,000, $777,000 and $867,000 during 1994, 1993 and 1992, respectively.

                                                SCHEDULE    II

                                   WPL HOLDINGS, INC. AND SUBSIDIARIES

                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               ($ In Thousands)
                                                         Additions
                                         Balance at      Charged to                        Balance a
                                          beginning      costs and                          end of
   Description                            of period       expenses          Deductions      period

   Year ended December 31, 1994:
     Allowance for doubtful accounts...     $1,662         $1,027           $725  [1]       $1,964
                                             =====          =====            ===            ======
   Year ended December 31, 1993:
     Allowance for doubtful accounts...       $732         $1,540           $610  [1]       $1,662
                                              ====          =====            ===            ======
   Year ended December 31, 1992:
     Allowance for doubtful accounts...       $949           $115           $332  [1]         $732
                                              ====          =====            ===              ====

   [1]   Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX


   Exhibit
     No.          Description

     3B           By-Laws of as revised to February 23, 1994

     10F          Deferred Compensation Plan for Directors, as amended
                  January 17, 1995

     10L          Restricted Stock Agreement -- Erroll B. Davis

     10M          Summary of Heartland Development Corporation Short-
                  Term Incentive Plan

     21           Subsidiaries of the Company

     23           Consent of Independent Public Accountants

     27           Financial Data Schedule