Form 10-Q
period 1995-03-31
WPL HOLDINGS INC
filed 1995-05-12
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X         THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  March 31, 1995

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ------       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

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

                               YES   X         NO
                                  --------           --------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock Outstanding at March 31, 1995:  30,773,588 shares

                                    CONTENTS

                                                                         PAGE
   PART I.   Financial Information:

                  Consolidated Financial Statements of WPL Holdings, Inc.

                  Consolidated Balance Sheets as of March 31, 1995
                   and 1994 and December 31, 1994  . . . . . . . . . . . .  2

                  Consolidated Statements of Income for the Three
                   Months Ended March 31, 1995 and 1994  . . . . . . . . .  4

                  Consolidated Statements of Cash Flows - Three
                   Months Ended March 31, 1995 and 1994  . . . . . . . . .  5

                  Notes to Consolidated Financial Statements . . . . . . .  6

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 12

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . 13

                  Exhibit Index  . . . . . . . . . . . . . . . . . . . . . 14

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                   March 31,     March 31,     December 31
                                      1995          1994           1994
                                           (Thousands of dollars)


   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric..............   $  1,641,965   $  1,529,537   $  1,611,351
       Gas...................        207,581        194,319        204,514
       Water.................         21,929         20,848         22,070
       Common................        126,434        111,608        123,254
                                   ---------      ---------      ---------
                                   1,997,909      1,856,312      1,961,189
     Dedicated decommissioning
       funds.................         63,480         51,541         51,791
                                   ---------      ---------      ---------
                                   2,061,389      1,907,853      2,012,980
     Less: Accumulated provision
       for depreciation......        834,837        776,483        808,853
                                   ---------      ---------      ---------
                                   1,226,552      1,131,370      1,204,127

     Construction work in
       progress..............         28,268         69,546         42,732
     Nuclear fuel, net.......         17,605         16,926         19,396
                                   ---------      ---------      ---------
       Total utility plant...      1,272,425      1,217,842      1,266,255
                                   ---------      ---------      ---------

   OTHER PROPERTY AND EQUIPMENT:
      Other property and
       equipment.............        149,464        135,875         96,536
      Less:  Accumulated provision
       for depreciation......         23,739         18,232         26,693
                                   ---------      ---------      ---------
                                     125,725        117,643        123,229
                                   ---------      ---------      ---------
   INVESTMENTS...............         12,125         12,728         12,320
                                   ---------      ---------      ---------
   CURRENT ASSETS:
     Cash and equivalents....         11,194          9,135          7,273
     Net accounts receivable
      and unbilled revenue,
      less allowance for
      doubtful accounts of
      $1,621, $1,608 and
      $1,964, respectively...         71,755         55,668         71,465
     Fossil fuel, at
      average cost...........         12,061         12,633         15,824
     Materials and supplies,
      at average cost........         23,487         23,240         21,618
     Gas in storage, at
      average cost...........          1,944          1,846          7,975
     Prepayments and other...         22,457         21,411         30,279
                                   ---------      ---------      ---------
       Total current assets..        142,898        123,933        154,434
                                   ---------      ---------      ---------

   Restricted cash...........          5,893          5,993          3,217
   DEFERRED CHARGES:
        Regulatory assets....        142,306        132,422        144,476
        Other................         88,767        101,079        101,970
                                   ---------      ---------      ---------
            Total deferred
              charges........        231,073        233,501        246,446

   TOTAL ASSETS..............    $ 1,790,139    $ 1,711,640    $ 1,805,901
                                  ==========     ==========     ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                      March 31,   March 31,   December 31,
                                        1995        1994           1994
                                            (Thousands of dollars)

   CAPITALIZATION AND LIABILITIES
   COMMON SHAREOWNERS' INVESTMENT:
     Common stock, $.01 par value,
       authorized--100,000,000
       shares; issued and
       outstanding-- 30,773,588,
       30,568,500 and 30,773,588
       shares, respectively......   $     308   $     306    $     308
     Premium on capital stock &
       capital surplus...........     305,364     301,901      304,442
     Reinvested earnings.........     296,314     296,383      293,048
                                    ---------   ---------    ---------
                                      601,986     598,590      597,798

   PREFERRED STOCK NOT MANDATORILY
    REDEEMABLE:
     Cumulative, without par
      value, authorized 3,750,000
      shares, maximum aggregate
      stated value $150,000,000;
      Cumulative, without par value,
      $100 stated value; 449,765
      shares outstanding.........      44,977      44,977       44,977
     Cumulative, without par
      value, $25 stated value;
      599,460 shares outstanding.      14,986      14,986       14,986
   LONG TERM DEBT, NET...........     447,555     423,788      448,110
                                    ---------   ---------    ---------
       Total capitalization......   1,109,504   1,082,341    1,105,871
                                    ---------   ---------    ---------

   CURRENT LIABILITIES:
     Current maturities of
      long-term debt.............       1,328       1,545        2,832
     Variable rate demand bonds..      56,975      56,975       56,975
     Short-term debt.............      32,063      40,954       64,501
     Accounts payable............      70,781      62,055       71,949
     Accrued payroll and
      vacation...................      16,051      15,012       17,357
     Accrued taxes...............      17,418      12,490        6,395
     Accrued interest............       7,169       6,860        9,138
     Other.......................      23,654      29,239       21,925
                                    ---------   ---------    ---------
       Total current liabilities.     225,439     225,130      251,072
                                    ---------   ---------    ---------


   OTHER CREDITS:
     Accumulated deferred
      income taxes...............     228,328     219,153      224,049
     Accumulated deferred
      investment tax credits.....      40,279      42,203       40,758
     Accrued environmental
      remediation costs..........      79,267      80,480       79,280
     Other.......................     107,322      62,333      104,871
                                    ---------   ---------    ---------
       Total other credits.......     455,196     404,169      448,958
                                    ---------   ---------    ---------

   TOTAL CAPITALIZATION AND
    LIABILITIES..................  $1,790,139  $1,711,640   $1,805,901
                                    =========   =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income



                                                    Three Months Ended
                                                        March 31,
                                                  1995              1994
                                                   (In Thousands Except
                                                    for Per Share Data)

   OPERATING REVENUES:
     Electric..............................   $  131,151      $   137,197
     Gas...................................       56,209           65,077
     Fees, rents and other.................       37,524           33,846
                                               ---------       ----------
                                                 224,884          236,120
                                               ---------       ----------

   OPERATING EXPENSES:
     Electric production fuels.............       29,713           32,286
     Purchased power.......................        7,148            9,487
     Purchased gas.........................       34,874           43,687
     Other operation.......................       68,362           63,594
     Maintenance...........................        9,832            9,372
     Depreciation and amortization.........       21,604           21,465
     Taxes other than income...............        9,323            8,984
                                               ---------       ----------
                                                 180,856          188,875
                                               ---------       ----------

   NET OPERATING INCOME....................       44,028           47,245

   OTHER INCOME AND (DEDUCTIONS):
     Allowance for equity funds used
       during construction ................          271              449
     Other, net............................           35            4,822
                                                --------         --------
                                                     306            5,271

   INCOME BEFORE INTEREST EXPENSE..........       44,334           52,516
                                                --------          -------
   INTEREST EXPENSE:
     Interest on debt......................       10,247            9,475
     Allowance for borrowed funds used
       during construction (credit)........          (90)            (189)
                                               ---------       ----------
                                                  10,157            9,286
                                               ---------       ----------

   INCOME BEFORE INCOME TAXES..............       34,177           43,230

   INCOME TAXES............................       13,696           16,033

   PREFERRED STOCK DIVIDENDS OF
    SUBSIDIARY.............................          828              828
                                               ---------        ---------
   NET INCOME..............................   $   19,653       $   26,369
                                               =========        =========

   EARNINGS PER SHARE OF COMMON STOCK......   $     0.64       $     0.87
                                               =========        =========
   CASH DIVIDENDS PER SHARE OF
     COMMON STOCK..........................   $    0.485       $    0.480
                                               =========        =========
   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING...........................       30,774           30,500
                                               =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Three Months Ended
                                                       March 31,
                                                 1995               1994

   Cash flows from (used for)
    operating activities:

     Net Income..........................    $   19,653         $    26,369
     Adjustments to reconcile net
      income to net cash from operating
      activities:

       Depreciation and amortization.....        21,604              21,465
       Deferred income taxes.............         1,721               1,781
       Amortization of nuclear fuel......         2,208               1,825
       Allowance for equity funds used
        during construction..............          (271)               (449)
       Investment tax credit restored....          (479)               (481)
       Other, net........................           -                    (8)
     Changes in assets and liabilities:
       Net accounts receivable and
         unbilled revenues...............          (290)              11,955
       Coal..............................         3,763                3,409
       Materials and supplies............        (1,869)              (1,561)
       Gas in storage....................         6,031                6,908
       Prepayments and other.............         7,823                1,840
       Accounts payable and accruals.....        (8,107)             (16,140)
       Accrued taxes.....................        11,024               13,060
       Deferred charges..................        10,953              (19,197)
       Deferred credits..................         7,969                 (541)
       Other, net........................         4,006               19,739
                                               --------            ---------
          Net cash from operating
           activities....................        85,739               69,974
                                               --------            ---------
   Cash flows from (used for)
    financing activities:

     Long-term debt maturities,
       redemptions and sinking
       fund requirements.................        (2,074)                (569)
     Net change in short term debt.......       (32,438)             (50,948)
     Common stock cash dividends, less
       dividends reinvested..............       (14,925)             (10,791)
     Preferred stock issuance expense....          -                    (120)
     Other, net..........................          (540)                 166
                                               --------            ---------
        Net cash (used for) financing
         activities......................       (49,977)             (62,262)
                                               --------            ---------
   Cash flows from (used for)
    investing activities:

     Additions to utility plant,
      excluding AFUDC....................       (17,089)             (17,263)
     Allowance for borrowed funds used
      during construction................           (90)                (189)
     Dedicated decommissioning funding...       (11,689)              (1,738)
     Purchase of other property and
      equipment..........................        (3,812)                (573)
     Restricted bond proceeds............           -                    719
     Other, net..........................           839                  999
                                               --------            ---------
       Net cash (used for) investing
        activities.......................       (31,841)             (18,045)
                                               --------            ---------
   Net increase (decrease) in cash and
     equivalents.........................         3,921              (10,333)
   Cash and equivalents at beginning
     of period...........................         7,273               19,468
                                               --------            ---------
   Cash and equivalents at end of
     period..............................   $    11,194           $    9,135
                                               ========            =========

   Supplemental disclosures of cash
    flow information:
   Cash paid during the period for:
       Interest on debt..................   $     9,702           $   11,897
       Preferred stock dividends of
         subsidiary......................   $       828           $      828
       Income taxes......................   $     1,864           $    1,745

   Noncash financing activities:
      Dividends reinvested...............   $       -             $    3,821


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1995 VS. MARCH 31, 1994:

   OVERVIEW

    The Company reported consolidated first quarter net income of $19.7 million compared to $26.4 million for the same period in 1994. This represents a decrease in earnings per share from $.87 in the first quarter of 1994 to $.64 in the first quarter of 1995. The decrease in earnings primarily reflects a decrease in earnings from the Company's utility subsidiary, Wisconsin Power and Light Company ("WPL"). The principal operating factors include a $1.1 million pre-tax decrease in electric margin due to less than favorable weather conditions, a $.8 million pre-tax increase in interest expense from additional debt requirements and a small after tax net reduction from the Company's non-regulated operations.

    An additional factor was the reversal of a $ 4.8 million pre-tax reserve in the first quarter of 1994 which represented a penalty assessment to the PSCW relating to the administration of a coal contract.

   Electric Operations

                                                                                      Revenues and
                                                       kWhs Sold,                       Costs Per
                       Revenue                         Generated                        kWh Sold
                      and Costs           %          and Purchased          %          Generated        Customers at
                   (In Thousands)      Change        (In Thousands)      Change      and Purchased     End of Quarter
                      1995     1994                1995         1994               1995      1994        1995     1994

   Residential
    and Farm        $51,890  $54,555      -5%    769,610      786,866       -2%     .067      .069     325,971  319,393

   Industrial        31,555   32,212      -2%    883,174      867,043        2%     .038      .037         776      720

   Commercial        24,290   25,550      -5%    421,040      427,983       -2%     .058      .060      44,035   42,927

   Wholesale
    Class A          21,739   22,362      -3%    685,138      706,117       -3%     .032      .032          81       80

   Other              1,677    2,518     -33%     13,247       16,783      -21%     .126      .150       1,496    1,454
                   -------- --------     ----  ---------    ---------      ----   ------     -----   --------- --------
        Total      $131,151 $137,197      -4%  2,772,209    2,804,792       -1%     .047      .049     372,359  364,574
                   ======== ========     ====  =========    =========     =====    =====     =====     ======= ========

   Electric
    production
    fuels           $29,713  $32,286      -8% 2,508,594     2,453,010        2%     .012      .013
                                              =========     =========      ====    =====     =====
   Purchased
    Power            $7,148   $9,487     -25%    380,949      430,781      -12%     .019      .022
                     ------  -------    -----   ========    =========     =====    =====     =====

   Margin           $94,290  $95,424      -1%
                    =======  =======    =====

     Electric margin decreased slightly in the first quarter of 1995 compared to the first quarter of 1994. Revenues and electric production fuels decreased due to less favorable weather conditions than the first quarter of 1994. Growth among all customer classes remained strong due to favorable economic conditions in WPL's service territory.

   Gas Operations

                                Revenues                        Therms Sold                    Revenues and
                               and Costs             %         and Purchased           %      Costs per Therms   Customers at
                             (In Thousands)       Change      (In Thousands)        Change  Sold and Purchased  End of Quarter
                          1995          1994                  1995        1994                    1995   1994     1995     1994
    Residential         $28,866       $34,753       -17%     54,950      60,245        -9%          .53    .58  126,098  121,553

    Firm                 15,777        20,130       -22%     38,481      44,067       -13%          .41    .46   15,689   15,260

    Interruptible         1,171         2,845       -59%      4,160       6,994       -41%          .28    .41      237      252

    Transport             4,494         4,961        -9%     24,666      25,064        -2%          .18    .20      153      113

    Other                 5,901         2,388         -      30,003      14,299         -           .17    .17       81       88
                         ------        ------    -------    -------     -------     ------         ----   ----   ------   ------

      Total             $56,209       $65,077       -14%    152,260     150,669         1%          .37    .43  142,258  137,266
                        =======       =======     ======    =======     =======     ======       ======  =====  =======  =======
    Purchased gas       $34,874       $43,687       -20%    149,329     155,318        -4%         $.23   $.28
                        -------       -------     ------   ========    ========     ======      =======  =====
    Margin              $21,335       $21,390       -.3%
                        =======       =======     ======


    Gas margin for the first quarter of 1995 was comparable to the first quarter of 1994. Less favorable weather in the first quarter of 1995 compared to the same period in 1994 resulted in lower revenues and a corresponding decrease in purchased gas expense. However, overall margin was maintained due to WPL's effective gas procurement strategies which lowered the unit cost of purchased gas per therm. Customer growth remained strong from the solid economic conditions in WPL's service territory.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

    Environmental services revenues increased due to continued strong demand. Other revenues increased due to an increased number of affordable housing project syndications. Revenues from the utility service business decreased between quarters from efforts to redirect the focus of service lines.

   Other Operation Expense

    The increase in other operation expense is primarily related to continued increased program start-up costs associated with the expansion of the Company's affordable housing and energy services businesses and increased costs to provide services in the utility service business.

   Other Income and Deductions - Other, Net

    Other, net decreased for the first quarter of 1995 compared with the same period in 1994, primarily due to the reversal of $4.8 million, pre-tax reserve which represented a penalty assessment by the PSCW relating to the administration of a coal contract. In the first quarter of 1994, the Wisconsin State Supreme Court ruled in favor of WPL asserting that the assessment represented retroactive ratemaking.

   Interest Expense

    The increase in interest expense between the first quarters is primarily from the issuance of $24 million of debt by the Company in December 1994.

   LIQUIDITY AND CAPITAL RESOURCES

   Financing and Capital Structure

    The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of WPL's accounts receivable and unbilled revenues to finance a portion of its long-term cash needs.

    The Company's capitalization at March 31, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50.2 percent common equity, 5 percent preferred stock and 44.8 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs and Heartland Development Corp.'s capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities, after dividends paid, provided approximately $71 million and $59 million for the three months ended March 31, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1995 are $95 million. The Company currently anticipates that it will finance approximately 79 percent of these expenditures through internally generated funds.

    The expenditures for the decommissioning of the Kewaunee Nuclear Power Plant ("Kewaunee") are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. By 2013, WPL currently expects to have the cost collected through electric rates and funded in an external trust. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

   Industry Outlook

    The Public Service Commission of Wisconsin (PSCW) has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation and identification of alternative forms of regulation. WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation market place. It is not possible at this time to predict the outcome of these proceedings.

    The Federal Energy Regulatory Commission (FERC) has put utilities on notice that they must provide open access to their transmission facilities for wholesale customers subject to certain approved FERC tariffs. WPL believes its existing open access tariffs position it well to compete under such market conditions.

   Other

    Kewaunee:

    The steam generator tubes at Kewaunee are susceptible to corrosion characteristics, a condition that has been experienced throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Therefore, degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with an approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation will not be possible and there will be a gradual decrease in the capacity of the plant. As of December 31, 1994, the equivalent of approximately 12 percent of the tubes in the steam generators were plugged.

    Kewaunee was taken out of service for scheduled maintenance and refueling on April 1, 1995. During the maintenance and refueling, the results of the ongoing steam generator inspections have revealed tube crack indications that will require an additional 700 of the nearly 7,000 existing tubes to be temporarily plugged during the next operating cycle. This additional plugging will result in a total of approximately 22 percent of the tubes being plugged. This will result in the plant operating with an approximate 4 percent power level reduction, or 20-25 Megawatts of the 525 Megawatt net plant output. The continued safe operation of the plant will not be impacted by the newly plugged tubes or the reduced capacity level. There may be slightly increased maintenance and purchased power expenses resulting from the removal of the degraded tubes and the purchase of replacement power. However, these impacts are not expected to be material. It is anticipated that Kewaunee will be returned to service during the week of May 14.

    Operation at this reduced power level should be temporary. Cost effective repair technologies are available which will allow return of the tubes to service as early as the next maintenance and refueling shutdown which is scheduled for the fall of 1996. Several tube samples have been removed for further structural and metallurgical examination in an effort to determine the best repair method. After repairs are undertaken, as few as 9% of the tubes could remain plugged, thus allowing resumption of full power operation. An accurate estimate of the cost of recovering plugged tubes is not available at this time.

    Heartland Development Corporation:

    HDC has expanded its energy-related products and services business and its environmental services through investment in existing businesses during 1994. In addition to its investment in affordable housing, HPI continues to market its affordable housing expertise by expanding its business to provide assistance to other corporate/public investors in their development, operation and financing of affordable housing projects. HDC is presently examining options associated with the sale of part or all of its utility service business.

                           PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibits:

         27  Financial Data Schedule

    2.   Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WPL Holdings, Inc.



   Date:  May 10, 1995         /s/ Edward M. Gleason
                               Edward M. Gleason, Vice President, Treasurer
                               and Corporate Secretary
                               (principal financial officer)



   Date:  May 10, 1995         /s/ Daniel A. Doyle
                               Daniel A. Doyle, Controller and Treasurer,
                               Wisconsin Power and Light Company
                               (principal accounting officer)

                                  EXHIBIT INDEX

   Exhibit
     No.        Description

      27        Financial Data Schedule