Form 10-K/A
period 1994-12-31
WPL HOLDINGS INC
filed 1995-05-26
CIK 352541

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

        Class                             Outstanding at January 31, 1995

   Common Stock, $.01 par value                30,773,588 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Company's 1995 Proxy Statement relating to its 1995 Annual Meeting of Shareowners are incorporated by reference into Part III hereof.

               The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 to provide in its entirety as follows:

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

          Financial Statement Schedules of the Company

          For each of the years ended December 31, 1994, 1993 and 1992

          Schedule I. Parent Company Financial Statements

          Schedule II.    Valuation and Qualifying Accounts and Reserves

          All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the consolidated financial statements or in the notes thereto.

          Wisconsin Power and Light Company Employee Stock Ownership Plan Financial Statements and Schedule

          Included as part of this Item 14:

          Report of Independent Public Accountants

          Statements of Net Assets Available for Benefits as of December 14, 1994 and December 31, 1993

          Statements of Changes in Net Assets Available For Benefits for the period from January 1, 1994 to December 14, 1994 and for the year ending December 31, 1993

          Notes to Financial Statements

          Schedule I - Schedule of Reportable Transactions

          Wisconsin Power and Light Company Employees' Retirement Savings
          Plan A
          Financial Statements and Schedules

          Included as part of this Item 14:

          Report of Independent Public Accountants

          Statements of Net Assets Available for Benefits as of December 31, 1994 and 1993

          Statements of Changes in Net Assets Available for Benefits for the Years Ended December 31, 1994 and 1993

          Notes to Financial Statements

          Schedule I - Investments -
          Pooled Fixed Income Funds as of December 31, 1994 and 1993

          Schedule II - Allocation of Net Assets Available for Benefits to Investment Funds as of December 31, 1994 and 1993

          Schedule III - Allocation of Changes in Net Assets Available for Benefits to Investment Funds

          Schedule IV - Schedule of Reportable Transactions

          Wisconsin Power and Light Company Employees' Retirement Savings Plan B Financial Statements and Schedules

          Included as part of this Item 14:

          Report of Independent Public Accountants

          Statements of Net Assets Available for Benefits as of December 31, 1994 and 1993

          Statements of Changes in Net Assets Available for Benefits for the Years Ended December 31, 1994 and 1993

          Notes to Financial Statements

          Schedule I - Investments -
          Pooled Fixed Income Funds as of December 31, 1994 and 1993

          Schedule II - Allocation of Net Assets Available for Benefits to Investment Funds (not applicable)

          Schedule III - Allocation of Changes in Net Assets Available for Benefits to Investment Funds

          Schedule IV - Schedule of Reportable Transactions

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

          3A* Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company's Form S-3 Registration Statement No. 33-59972)

          3B        By-Laws of the Company as revised to February 23, 1994

          4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WPL and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951,
                    April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969,
                    October 1, 1970, July 1, 1971, April 1, 1974, December 1, 1975, May 1, 1976, May 15, 1978, August 1, 1980, January
                    15, 1981, August 1, 1984, January 15, 1986, June 1, 1986,
                    August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992
                    and July 1, 1992 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) incorporated by reference to File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit
                    7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit
                    2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit
                    2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended
                    Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534;
                    Amended Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended incorporated by reference to
                    Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WPL's Form 10-K for the year ended December 31, 1988; Exhibit 4.1 to WPL's Form 8-K dated December 10, 1990; Amended Exhibit 4.26 in File No. 33-45726; Amended Exhibit 4.27 in File No.33-45726;
                    Exhibit 4.1 to WPL's Form 8-K dated March 9, 1992;
                    Exhibit 4.1 to WPL's Form 8-K dated May 12, 1992; Exhibit
                    4.1 to WPL's Form 8-K dated June 29, 1992; and Exhibit
                    4.1 to WPL's Form 8-K dated July 20, 1992)

          4B* Rights Agreement, dated as of February 22, 1989, between the Company and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated February 27, 1989)

          10A* Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31, 1992)

          10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

          10C*# Forms of Deferred Compensation Plans, as amended June 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

          10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31, 1992)

          10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to the Company's Form 10-K for the year ended December 31, 1993)

          10D*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31, 1992)

          10E*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31, 1992)

          10F# Deferred Compensation Plan for Directors, as amended January 17, 1995

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

          10M# Summary of Heartland Development Corporation Short-Term Incentive Plan

          21        Subsidiaries of the Company

          23A Consent of Independent Public Accountants (regarding the audited financial statements of the Company)

          23B Consent of Independent Public Accountants (regarding audited financial statements of the Wisconsin Power and Light Company Employee Stock Ownership Plan and the Wisconsin Power and Light Company Employees' Retirement Savings Plan A and Plan B)

          27        Financial Data Schedule

          99* 1995 Proxy Statement for the Annual Meeting of Shareowners to be held May 17, 1995 [Except to the extent incorporated by reference, the Proxy Statement for the 1995 Annual Meeting of Shareowners shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

   #  A management contract or compensatory plan or arrangement.

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

   (b)    Reports on Form 8-K.

          None

                        WISCONSIN POWER AND LIGHT COMPANY

                          EMPLOYEE STOCK OWNERSHIP PLAN

                              FINANCIAL STATEMENTS

            FOR THE PERIOD FROM JANUARY 1, 1994 TO DECEMBER 14, 1994

                    AND FOR THE YEAR ENDED DECEMBER 31, 1993

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employee Stock Ownership Plan:

   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEE STOCK OWNERSHIP PLAN (the "Plan") as of December 14, 1994 and December 31, 1993, and the related statements of changes in net assets available for benefits for the period from January 1, 1994 to December 14, 1994 and for the year ended December 31, 1993. These financial statements and the schedule referred to in the accompanying index are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 14, 1994 and December 31, 1993, and the changes in its net assets available for benefits for the period from January 1, 1994 to December 14, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule referred to in the accompanying index is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

   As discussed in Note 1 in the Notes to Financial Statements, the Board of Directors of Wisconsin Power and Light Company, the Plan's sponsor, voted on September 21, 1994 to terminate the Plan, and the remaining assets of the Plan were distributed to participants on December 14, 1994.

                              ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   April 12, 1995

                                   WISCONSIN POWER AND LIGHT COMPANY
                                     EMPLOYEE STOCK OWNERSHIP PLAN
                             STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS



                                                     As of
                                        --------------------------------
                                         December 14,       December 31,
                                            1994               1993
                                        -------------     --------------

   Investment in common stock of
    WPL Holdings, Inc. (0 and
    1,291,387 shares, respectively;
    at quoted market value of
    $27.5125 and $32.875 per share,
    respectively; aggregate cost of
    $0 and $23,620,349, repectively)   $     --             $42,454,339
                                        -------------     -------------

   NET ASSETS AVAILABLE FOR BENEFITS              $0        $42,454,339
                                        ============      =============


   The accompanying notes to financial statements are an integral part of these statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                        EMPLOYEE STOCK OWNERSHIP PLAN
         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                               For The Period Ended
                                        --------------------------------
                                        December 14,        December 31,
                                            1994               1993
                                        -------------      -------------

   ADDITIONS TO NET ASSETS
    ATTRIBUTED TO:

       Dividend income                   $2,471,045         $2,433,928

       Net depreciation in market
         value of investment             (6,913,722)        (1,276,985)
                                      -------------      -------------

           Total Additions               (4,442,677)         1,156,943

   DEDUCTIONS FROM NET ASSETS
    ATTRIBUTED TO:

       Normal distributions to
        terminated participants
        (Note 4)                          1,545,285          2,514,837
       Distributions related to
        termination of plan
        (Note 1)                         36,466,377               --
                                      -------------      -------------
           Total Deductions              38,011,662          2,514,837

           NET DECREASE                  42,454,339          1,357,894

   NET ASSETS AVAILABLE FOR BENEFITS:

       Beginning of Year                 42,454,339         43,812,233
                                      -------------      -------------

       End of Year                               $0        $42,454,339
                                      =============      =============


   The accompanying notes to financial statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                          EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS
                  AS OF DECEMBER 14, 1994 AND DECEMBER 31, 1993


   Note 1.   Plan Description

     Establishment and Termination -

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

     On September 21, 1994, the Board of Directors elected to terminate the Plan. On December 14, 1994, the Plan made a final benefit payout of $36,466,377 which represented all of the remaining assets of the Plan. Participants in the Plan could elect a distribution of their individual share of Plan assets in cash (based on the average high and low prices of shares traded during the first five business days of December) or common stock or they could elect to rollover their individual share of Plan assets into another Company sponsored employee benefit plan.

     The Plan was subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Administrator and Trustee -

     The Plan was administered by the Pension and Employee Benefits Committee (the "Committee") appointed by the Board of Directors of the Company. WPL Holdings, Inc. (the parent of the Company) was the trustee for the Plan.

     Eligibility and Vesting -

     Beginning in 1987, new employees were no longer eligible to participate in the Plan.

     Subject to the provisions for return on contributions upon the failure of the continued qualification of the Plan under the Code or a recapture of all or a portion of previously used additional investment tax credits, all contributions for the account of a participant and any earnings therefrom fully vested immediately to such participant.

     Contributions -

     Shares of WPL Holdings, Inc. common stock purchased with reinvested dividends were purchased for participants from shares newly issued by WPL Holdings, Inc. or on the open market. The price of shares purchased on the open market was the weighted average price at which such shares were purchased on the open market. The price of newly issued shares purchased from WPL Holdings, Inc. was the average of the high and low prices of the WPL Holdings, Inc. common stock as reported on the New York Stock Exchange on the date of purchase.

     As a result of the Tax Reform Act of 1986, the Company and participants ceased making contributions to the Plan.

   Note 2.   Accounting Policies

     The Plan's financial statements were prepared on the accrual basis of accounting.

   Note 3.   Investments

     Common stock of WPL Holdings, Inc. was recorded at market value based upon the closing price at period end as reported by the New York Stock Exchange.

   Note 4.   Distributions to Participants

     When a participant's employment ceased for any reason, all whole shares of WPL Holdings, Inc. common stock allocated to the participant's account were distributed, to the extent allowable under the Internal Revenue Code, to the participant or his designated beneficiary (fractional shares were paid in cash) not later than 60 days following the close of the Plan (calendar) year in which such termination occurred. However, if the market value of the participant's accrued benefits exceeded $3,500 and the participant had not yet attained age 65, such benefits could not be immediately distributed without the consent of the participant.

     Each participant who had attained age 55 and who had completed at least ten years of participation in the Plan could elect, within 90 days after the last day of each Plan year, to have distributed 25% of his/her account attributable to WPL Holdings, Inc. common stock acquired by the Plan after December 31, 1986.

     No other distributions of a participant's account could be made prior to termination of employment; however, upon the participant's written request, the Committee could in its sole discretion permit the distribution of all or any portion of the shares of WPL Holdings, Inc. common stock which were credited to his/her account for a period of at least 85 months.

     Distributions were recorded at quoted market value as of the date of distribution for shares in the participant's account at that date.

     At December 31, 1993, $408,249 included in participants' equity was payable to terminated employees who had withdrawn from the Plan.

     In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right ("right") on each outstanding share of WPL Holdings, Inc. common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

   Note 5.   Tax Status

     Subsequent to December 14, 1994, the Plan obtained a determination letter from the Internal Revenue Service dated April 4, 1995 indicating the termination of the Plan did not adversely affect the Plan's qualification for Federal tax purposes.

     The Plan's qualification under the Code allows the dividend income and any other income accumulated in the Plan to remain exempt from Federal income tax provided that it is invested into another qualifying plan within a specified time after the aforementioned Plan termination.

   Note 6.   Related Party Transactions

     All assets of the Plan were invested in WPL Holdings, Inc. common stock.

     The Company absorbed all costs and expenses incurred in operating and administering the Plan.

     These transactions were not considered prohibited transactions by statutory exemptions under ERISA regulations.

                                                                                                            Schedule I

                              WISCONSIN POWER AND LIGHT COMPANY
                                EMPLOYEE STOCK OWNERSHIP PLAN
                              SCHEDULE OF REPORTABLE TRANSACTIONS
                              FOR THE YEAR ENDED DECEMBER 14, 1994

                                Number of     Total Value      Number of         Net          Total Cost
                                Purchase           of            Sales         Selling            of
   Description of Assets        Transactions   Purchases       Transactions     Price        Assets Sold       Net Gain

   WPL Holdings Inc.
    Common Stock                       4       $2,471,045             8       $7,975,285      $5,370,194       $2,605,091



   The accompanying notes to the financial statements are an integral part of this schedule.

                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan A:

   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN A (the "Plan") as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental schedule I referred to in the accompanying index is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in supplemental schedules II and III referred to in the accompanying index is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   April 12, 1995

                              WISCONSIN POWER AND LIGHT COMPANY
                            EMPLOYEES' RETIREMENT SAVINGS PLAN A
                      STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                      As of December 31
                                               ------------------------------
                                                   1994              1993
                                               ------------      ------------

   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund -- 156,412 and 65,972
      shares (cost $15,709,704 and
      $7,312,060), respectively                $15,710,838        $7,599,381
     WPL Holdings, Inc. Common Stock
      Fund -- 1,276,055 and 256,803 shares
      (cost $29,607,359 and $7,410,873),
      respectively                              34,932,006         8,442,384
     Fidelity Growth Company Fund --
      869,208 and 180,727 shares (cost
      $17,962,471 and $4,902,863),
      respectively                              17,856,365         5,251,931
     Fidelity Balanced Fund --  0 and
      253,680 shares (cost $0 and
      $3,288,599), respectively                   -----            3,396,770
     Templeton Foreign Investment Fund --
      35,337 and 0 shares (cost $318,929
      and $0), respectively                        311,673            -----
     Government obligations -- cost $0 and
      $686,833, respectively                      -----              698,006
     Corporate obligations -- cost $0 and
      $776,854, respectively                      -----              772,325
     Pooled Fixed Income Fund, at contract
      value                                     19,451,314         5,654,053
     Marshall Money Market Fund, cost
      equals market                              4,149,323         2,687,997
                                              ------------      ------------

        Total Investments                       92,411,519        34,502,847
                                              ------------      ------------

   Loans to participants                         1,539,783           665,787
                                              ------------      ------------

   Receivables:

       Employer contribution                        46,732          -----
       Employee contribution                       229,267          -----
       Interest                                     82,841            18,142
                                              ------------      ------------
         Total Receivables                         358,840            18,142
                                              ------------      ------------

   Cash                                                 23            63,806
                                              ------------      ------------

   Net Assets Available for Benefits           $94,310,165       $35,250,582
                                                ==========        ==========



   The accompanying notes to financial statements are an integral part of these statements.

                              WISCONSIN POWER AND LIGHT COMPANY
                             EMPLOYEES' RETIREMENT SAVINGS PLAN A
                STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                               For the Year Ended December
                                                  1994              1993

   Additions to Net Assets Attributed to:

     Investment Income:
       Dividend income                          $874,626          $780,263
       Interest income                           779,774           792,751
       Net appreciation in market value
        of investments                         3,743,973         1,119,953
                                             -----------        ----------
                                               5,398,373         2,692,967
     Contributions:

       Employer                                  557,061           507,906
       Employee                                3,579,093         3,301,672
                                            ------------      ------------
                                               4,136,154         3,809,578
                                            ------------      ------------
           Total Additions                     9,534,527         6,502,545
                                            ------------      ------------

   Deductions from Net Assets
    Attributed to:

     Distributions to participants             1,809,986           931,405
     Other expenses                               99,768            24,510
                                            ------------      ------------

           Total Deductions                    1,909,754           955,915

   Transfers Between Plans (Note 1)           51,434,810           210,150
                                            ------------      ------------

           Net Increase                       59,059,583         5,756,780

   Net Assets Available for Benefits:

       Beginning of Year                      35,250,582        29,493,802
                                            ------------      ------------

       End of Year                           $94,310,165       $35,250,582
                                              ==========        ==========

   The accompanying notes to financial statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN A
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1994 AND 1993


   Note 1.   Description of the Plan

     On January 1, 1983, Wisconsin Power and Light Company (the "Company") implemented a voluntary Employees' Long Range Savings and Investment Plan A ("Plan A") for the benefit of eligible salaried employees.

     Effective January 1, 1991, the Company changed Plan A's name to the Employees' Retirement Savings Plan A. Plan A is a qualified plan under
     Section 401(k) of the Internal Revenue Code of 1954 (the "Code"), as amended, and meets the applicable requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Information regarding Plan A benefits is provided in the summary plan description which has been made available to all eligible Plan A participants.

     On December 14, 1994, the Company's Employee Stock Ownership Plan ("ESOP") was terminated. On that date, Plan A participants who also were participants in the ESOP were given the option to receive a distribution from the ESOP or rollover their ESOP assets into Plan A. The aggregate market value of ESOP assets transferred into Plan A on December 14, 1994 totalled $9,511,207. The participants invested these assets at their discretion within the investment options described in
     Note 3.

     On December 31, 1994, the Company's Employee's Retirement Savings Plan B (a plan for the benefit of eligible hourly employees, herein referred to as "Plan B") was merged into Plan A. This transfer did not affect Plan B participants' vested benefits earned prior to the merger date. The various investment options available to the former Plan B participants were retained with their participation in Plan A. The aggregate market value of assets transferred was $35,302,746.

     On December 31, 1994 with the amendment and restatement of Plan A's plan document, Plan A was renamed the Employee's Retirement Savings Plan (the "Plan") reflecting the combination of Plan A and Plan B. Upon merger, the administration, corporate sponsorship activity, trust fund management and investment options became common among all Plan participants.

     Administration of the Plan is the responsibility of the Pension and Employee Benefits Committee (the "Committee") of the Company.

     Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $9,240 for 1994) and have such amounts contributed by the Company to an account maintained for the employee.

     Active salaried employees of the Company and WPL Holdings, Inc. (formerly Plan A participants, herein referred to as "Salaried Participants") who work at least half-time or have worked at least 1,000 hours are eligible to participate in the Plan after attainment of age 18.

     Active hourly employees of the Company (formerly Plan B participants, herein referred to as "Hourly Participants") who work at least half-time or work at least 1,000 hours are eligible to participate in the Plan after attainment of age 18.

     Employee contributions are made to a trust fund (the "Trust Fund") administered by the trustee, Marshall & Ilsley Trust Company (the "Trustee"). Funds are invested by the Trustee according to the investment options selected by the participants. Assets within the Trust Fund are segregated between the Salaried Participants and Hourly Participants.

     Each participant's account is fully vested and nonforfeitable, except to the extent that provisions of the Internal Revenue Code may prohibit the return of excess contributions in certain limited circumstances.

     The Plan incorporates repayment procedures for employees who are unable to repay existing loans.

     The Company reserves the right to terminate, amend or modify the Plan if future conditions warrant such action.

   Note 2.   Summary of Accounting Policies

     Basis of Accounting

     The financial statements have been prepared on the accrual basis of accounting.

     Plan Merger

     The merger of Plan B into Plan A has been presented as a transfer of assets from Plan B into Plan A at the date of transfer, December 31, 1994. Accordingly, the additions to and deductions from net assets in the Statements of Changes in Net Assets Available for Benefits reflect only the activity of Plan A prior to the merger.

     Valuation of Investments

     The Pooled Fixed Income Fund consists of guaranteed investment contracts, stated at contract value. All other Plan investments are carried at market value.

     Expenses

     Investment management fees are paid from investment earnings prior to crediting earnings to the individual participant account balances. Other Plan administrative expenses are absorbed by the Company.


   Note 3.   Investment Options

     The participants' deposits are invested by the Trustee as selected by the participant in one or more of the following investment funds:

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

     Equity Fund. Mellon Capital Management Corporation manages the Equity Fund. This fund is invested primarily in common stocks and other equity securities of corporations. Such investments may be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund is currently invested in units of the Mellon Capital Management Stock Index Fund.

     Pooled Fixed Income Fund. M&I Investment Management Corporation administers the Fixed Income Fund. The fund is invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments are combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investments options other than the Money Market Fund may be made during the enrollment periods.

     Growth Fund. Fidelity Management and Research manages the Growth Fund which is invested in the Fidelity Growth Company Fund. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

     Balanced Fund. Fidelity Management and Research manages this fund which is invested in the Fidelity Balanced Fund. The Balanced Fund is invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

     WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund is invested in WPL Holdings, Inc. common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund are reinvested by the Trustee in common stock of WPL Holdings, Inc.


     In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right ("right") on each outstanding share of WPL Holdings, Inc common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

     Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Participant loans will reduce participant investment funds. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                            1994       1993
             Loan Proceeds               $ 262,315   $218,681
             Loan Repayments              (237,775)  (239,313)
             Transfers between Plans       820,737      7,220
                                         ---------   --------
               Net Transfers             $ 845,277   $(13,412)
                                         =========   ========

        There are restrictions as to the amounts and number of loans. Loans and interest must be repaid in equal installments in accordance with rules established by the Committee.

        Other Investment Information

        For allocation of net realized and unrealized gains and losses on investments by investment type, refer to Schedule III.

        Investments held at year-end which were greater than 5% of the Plan's net assets available for benefits as of December 31, 1994 and 1993 are as follows:

        1994:
        Fidelity Advisor Series I Equity               $10,887,304

        Fidelity Advisor Series II Income Growth       $ 6,969,061

        Mellon EB Daily Liquidity Stock                $15,710,765

        M&I Stable Principal Fund                      $10,118,638

        1993:
        CNA Guaranteed Investment Contract             $ 2,169,867

        M&I Stable Principle Fund                      $ 1,727,494

        Marshall Money Market Fund                     $ 2,687,997


   Note 4.   Employer Contribution

        The Company provides a matching contribution in an amount equal to 25% of the deferred cash contributions made on behalf of Salaried and Hourly Participants up to 6% of each Participant's compensation per pay period. Company contributions are invested in WPL Holdings, Inc. common stock.

   Note 5.   Withdrawals

        Distributions from a participant's account balance will be made to the participant upon retirement, terminations of employment, death or disability or upon request due to special "hardship" circumstances. "Hardship" distributions are paid in a lump sum payment. Termination distributions shall be made in a lump sum within forty-five (45) days after the valuation date immediately following the termination date unless the value of a participant's account exceeds $3,500; in such case, distributions will be deferred and will be made or commence within 45 days after the valuation date following the date on which the participant reached age 70-1/2, unless the participant elects to receive the distribution as of an earlier date. Other distributions will be made in a lump sum or in annual installments for up to a 10 year period. Distributions payable to terminated participants totaled $19,917,664 as of December 31, 1994. The unpaid portion of all loans made to the participant, including accrued interest, will be deducted from the amount of the participant account to be distributed.

   Note 6.   Transfers and Terminations

        The Plan allows a participant to either change or terminate investment options quarterly on each March 1, June 1, September 1 and December 1 by submitting a request to the trustee. In the event a participant transfers to employment within the Company or affiliated companies such that the participant is no longer an eligible employee, the participant is not permitted to make deferred cash elections.

   Note 7.   Tax Status

        Plans A and B have obtained determination letters from the Internal Revenue Service dated October 6, 1989, approving them as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letters, including the amendment necessary to merge Plan A and Plan B, were included in the Company's filing on March 31, 1995. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

   Note 8.   Related Party Transactions

        As described previously (see Note 3), the Plan maintains investments in WPL Holdings, Inc. common stock, the Marshall Money Market Fund and in the M&I Stable Principal Fund. In addition, as stated in
        Note 2, certain administrative expenses are absorbed by the Company.

        These transaction are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

   Note 9.   Impact of SOP 94-4

        The impact of SOP 94-4, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, which is effective January 1, 1995 is not expected to materially impact the Plan financial statements.

                                                                   Schedule I

                        WISCONSIN POWER AND LIGHT COMPANY
                       EMPLOYEES' RETIREMENT SAVINGS PLAN A
                     INVESTMENTS - POOLED FIXED INCOME FUND
                         AS OF DECEMBER 31, 1994 AND 1993

                                          Number
                                         of Units       1994         1993
   Security Life of Denver
    GIC #FA-0330
      7.00% due 6/16/99                      1      $1,000,000     $   --

   Hartford GIC #12039
      7.92% due 12/19/97                     1       1,002,509         --

     CNA:
       1991 Selection Fund F4,
         9.07%, due 12/31/94
         through 12/31/96                    1       2,726,056      2,169,867

     Metropolitan Life Insurance
      Company:
       1991 Selection Fund FF6,
         7.48%, due 6/30/93 through
         6/30/95                             1         720,923        540,975

     Allstate Life Insurance
      Company:

       1990 Selection Fund M-2,
         8.55% due 7/1/92 and
         12/31/94                            1           --           625,113

     Principal Mutual Life
      Insurance Company:
       1990 Selection Fund 03A,
         8.30% due 6/30/93 and
         6/30/94                             1           --           334,474
       1990 Selection Fund HH1,
         9.00% due 6/30/95                   1         750,986        256,130

     Government Plus Synthetic
       GIC #ADA00083TR                       1       3,132,202           --

     M&I Stable Principle Fund      10,118,638      10,118,638      1,727,494
                                                    ----------     ----------

     Total Pooled Fixed
       Income Fund                                 $19,451,314     $5,654,053
                                                    ==========      =========

                                                                                                                      Schedule II

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                                 ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                       AS OF DECEMBER 31, 1994

                                                                              Participant Directed
                                  Shares or                         Templeton       Growth         Balanced           Fixed
                               Principal Amount    Equity Fund        Fund           Fund            Fund          Income Fund
    Investments, at market
      value:
    Mellon Capital Management
      Stock Index Fund               156,412      $15,710,838
    WPL Holdings, Inc. Common
      Stock Fund                   1,276,055
    Fidelity Growth Company
      Fund                           869,208                                    $10,887,304       $6,969,061
    Templeton Foreign
      Investment Fund                 35,337                        $311,673
    Pooled Fixed Income Fund      19,451,284                                                                      $19,451,314
    Marshall Money Market
      Fund                         4,149,323                                                                        2,237,787
                                                   ----------      ---------     ----------      -----------     ------------
      Total Investments                            15,710,838        311,673     10,887,304        6,969,061       21,689,101
                                                    ---------      ---------     ----------      -----------     ------------
    Loans to Participants
    Cash                                                                                                                   23
    Interest Receivable                                                                                                76,297
    Contribution Receivable                            43,331            229         65,341           44,249           41,956
                                                    ---------      ---------      ---------      -----------        ---------
    Net Assets Available for
      Benefits                                    $15,754,169       $311,902    $10,952,645       $7,013,310      $21,807,377
                                                    =========    ===========    ===========      ===========      ===========

                                     Participant Directed          Non-Participant
                                                                      Directed
                                                 WPL Holdings,
                                                  Inc. Common    WPL Holdings, Inc.       Total
                                  Loan Fund        Stock Fund     Common Stock Fund     All Funds
    Investments, at market
      value:
    Mellon Capital Management
      Stock Index Fund                                                                $15,710,838
    WPL Holdings, Inc. Common
      Stock Fund                                  $30,742,626         $4,189,380       34,932,006
    Fidelity Growth Company
      Fund                                                                             17,856,365
    Templeton Foreign
      Investment Fund                                                                     311,673
    Pooled Fixed Income Fund                                                           19,451,314
    Marshall Money Market
      Fund                                          1,911,536                           4,149,323

                                   ---------       ----------         ----------      -----------
      Total Investments                    0       32,654,162          4,189,380       92,411,519
                                 -----------        ---------         ----------   --------------
    Loans to Participants          1,539,783                                            1,539,783
    Cash                                                                                       23
    Interest Receivable                                 6,544                              82,841
    Contribution Receivable                            34,161             49,732          275,999
                                ------------      -----------       ------------       ----------
    Net Assets Available for
      Benefits                    $1,539,783      $32,694,867         $4,236,112      $94,310,165
                               =============     ============      =============     ============

                                                                                                                     Schedule III

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                           ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT FUNDS
                                                FOR THE YEAR ENDED DECEMBER 31, 1994

                                                              Participant Directed


                                                   Money                         Fixed      Templeton
                                      Equity      Market          Growth         Income      Foreign      Balanced
                                       Fund        Fund            Fund           Fund        Fund          Fund
   Additions to Net Assets
    Attributed to:

     Investment Income:
       Dividend Income                $205,970                   $16,960        $23,977                  $127,247
       Interest Income                     675    $61,825            546        646,377        $26            325
       Net Appreciation
        (Depreciation)
          in Market Value of

           Investments                (206,687)                  (68,359)         4,656         (6)      (228,739)
                                   -----------   --------       --------      ---------     ------     ----------
                                           (42)    61,825        (50,853)       675,010         20       (101,167)
       Contributions:
         Employer
         Employee                      675,704     55,140      1,018,430        598,393      5,937        691,159
                                   -----------   --------      ---------      ---------     ------     ----------
                                       675,704     55,140      1,018,430        598,393      5,937        691,159
                                   -----------   --------      ---------      ---------     ------     ----------

           Total Additions             675,662    116,965        967,577      1,273,403      5,957        589,992
                                   -----------   --------      ---------      ---------     ------     ----------

   Deductions from Net Assets
     Attributed to:

       Distributions to
        Participants                   343,168     93,701        164,613        855,394                    88,714
       Other Expenses                   20,995        143          6,905         52,673                     2,786
                                   -----------   --------      ---------     ----------     ------       --------
          Total Deductions             364,163     93,844        171,518        908,067                    91,500
                                   -----------   --------      ---------     ----------     ------       --------
   Transfers Between Plans           7,776,036   (605,501)     4,899,645     12,204,679    305,945      3,115,934
                                   -----------   --------      ---------     ----------    -------      ---------

   Net Assets Available
    for Benefits:

     Beginning of Year               7,666,634    582,380      5,256,941      9,237,362                 3,398,884
                                   -----------   --------      ---------     ----------    -------      ---------

     End of Year                   $15,754,169         $0    $10,952,645    $21,807,377   $311,902     $7,013,310
                                   ===========   ========     ==========     ==========    =======      =========

                                                                                Non-Participant
                                                  Participant Directed             Directed

                                                            WPL Holdings,        WPL Holdings,
                                                             Inc. Common         Inc. Common         Total
                                           Loan                 Stock               Stock             All
                                           Fund                  Fund                Fund            Funds

   Additions to Net Assets
    Attributed to:

     Investment Income:
       Dividend Income                                        $281,708            $218,764         $874,626
       Interest Income                    $61,460                8,540                              779,774
       Net Appreciation
        (Depreciation)
          in Market Value of
           Investments                                       4,861,162            (618,054)       3,743,973
                                       ----------           ----------        ------------      -----------
                                           61,460            5,151,410            (399,290)       5,398,373
       Contributions:
         Employer                                                                  557,061          557,061
         Employee                                              534,330                            3,579,093
                                       ----------           ----------        ------------      -----------
                                                               534,330             557,061        4,136,154
                                       ----------           ----------        ------------      -----------
           Total Additions                 61,460            5,685,740             157,771        9,534,527
                                       ----------           ----------        ------------      -----------

   Deductions from Net Assets
     Attributed to:

       Distributions to
        Participants                       32,741               63,031             168,624        1,809,986
       Other Expenses                                           16,266                               99,768
                                       ----------           ----------        ------------      -----------

          Total Deductions                 32,741               79,297             168,624        1,909,754
                                       ----------           ----------        ------------      -----------

   Transfers Between Plans                845,277           22,165,018             727,777       51,434,810
                                       ----------           ----------        ------------      -----------

   Net Assets Available
    for Benefits:

     Beginning of Year                    665,787            4,923,406           3,519,188       35,250,582
                                       ----------           ----------        ------------      -----------
     End of Year                       $1,539,783          $32,694,867          $4,236,112      $94,310,165
                                        =========           ==========           =========       ==========



                                                  WISCONSIN POWER AND LIGHT COMPANY                                Schedule IV
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN A
                                                SCHEDULE OF REPORTABLE TRANSACTIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 1994


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

   Series of transactions involving
    securities of the same issue, that,
    in the aggregate, exceed 5% of the
    plan assets as of the beginning of
    the plan year:

      Fidelity Advisor Ser I Equity Port
        Growth                                   7       $6,147,055        ---          $   ---         $    ---      $     ---

      Fidelity Advisor Ser II Income and
        Growth Port                              4        4,135,067          1           4,242,177        4,242,998       (821)

      Fidelity Mt. Vernon Str Tr Growth Co.     25          961,993          4           7,018,788        6,826,849    191,939

      Fidelty Puritan TR Balanced Fund          27        1,015,924          4           5,118,754        5,320,447   (201,693)

      Mellon E B Daily Liquidity Stock
       Index Fund                                4       15,709,704        ---               ---             ---           ---

      Mellon E B Opening Stock Index Fund       44          823,858         12          16,756,461       16,459,111    297,350

      WPL Holding, Inc. Common Stock            23        1,152,181          8           2,484,048        2,534,075    (50,027)

      M&I Stable Principle Fund                  1        3,147,531          1           3,387,318        3,387,318        ---

      Marshall Short-term Income Fund            7        1,891,867          5           3,759,493        3,783,734    (24,241)

      Marshall Money Market Fund               307       14,427,106        287          27,392,886       27,392,886        ---


     The accompanying notes to the financial statements are an integral part of this schedule.

                        WISCONSIN POWER AND LIGHT COMPANY

                      EMPLOYEES' RETIREMENT SAVINGS PLAN B

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan B:

   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN B (the "Plan") as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the schedules referred to in the accompanying index are the responsibility of Wisconsin Power and Light Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of December 31, 1994 and 1993, and the changes in its net assets for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental schedule I referred to in the accompanying index is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in supplemental schedule III referred to in the accompanying index is presented for purposes of additional analysis rather than to present the changes in net assets available for plan benefits of each fund. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

   As discussed in Note 1 in the Notes to Financial Statements, the Board of Directors of Wisconsin Power and Light Company, the Plan's sponsor, voted on December 21, 1994 to merge the Plan into Wisconsin Power and Light Company's Employees' Retirement Savings Plan A effective December 31, 1994.

                                 ARTHUR ANDERSEN LLP
   Milwaukee, Wisconsin,
   April 12, 1995

                               WISCONSIN POWER AND LIGHT COMPANY
                             EMPLOYEES' RETIREMENT SAVINGS PLAN B
                      STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                      As of December 31
                                                      1994           1993

   Investments, at market value:
     Mellon Capital Management Stock
      Index Fund -- 0 and 60,435 shares
      (cost $0 and $6,697,244),
      respectively                              $      -----     $6,961,568
     WPL Holdings, Inc. Common Stock
      Fund -- 0 and 206,327 shares

      (cost $0 and $6,333,440),
       respectively                                    -----      6,783,015
     Fidelity Growth Company Fund --
      0 and 129,878 shares (cost $0
      and $3,504,624), respectively                    -----      3,774,249
     Fidelity Balanced Fund -- 0 and 178,418
      shares (cost $0 and $2,324,064),
      respectively                                     -----      2,389,017
     Government obligations -- cost $0
      and $673,636                                     -----        684,594
     Corporate obligations -- cost $0 and
      $858,380, respectively                           -----        853,375
     Pooled Fixed Income Fund, at contract
      value                                            -----      5,589,694
     Marshall Money Market Fund, cost
      equals market                                    -----      2,741,744
                                                  -----------    ----------

           Total Investments                           -----     29,777,256

   Loans to participants                               -----        719,984

   Interest receivable                                 -----         19,440

   Cash                                                -----           (495)
                                                 ------------    ----------

   Net Assets Available for Benefits                       $0   $30,516,185
                                                  ===========    ==========


   The accompanying notes to financial statements are an integral part of these statements.

                       WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                         For the Year Ended December 31,

                                              1994              1993

   Additions to Net Assets
    Attributed to:

     Investment Income:
       Dividend income                      $558,646          $611,277
       Interest income                       842,646           767,494
       Net (depreciation) appreciation
         in market value of investments   (1,258,597)          768,227
                                          ----------       -----------
                                             142,695         2,146,998
     Contributions:

       Employer                              733,666             ---
       Employee                            4,634,285         3,935,239
                                          ----------        ----------
                                           5,367,951         3,935,239
                                          ----------        ----------
           Total Additions                 5,510,646         5,510,646
                                          ----------        ----------

   Deductions from Net Assets
    Attributed to:

     Distributions to participants           677,865           675,161
     Other expenses                           46,219            23,252
                                         -----------        ----------
           Total Deductions                  724,084           698,413

   Transfers Between Plans  (Note 1)     (35,302,747)         (210,150)
                                         -----------        ----------

           Net (Decrease) Increase       (30,516,185)        5,173,674

   Net Assets Available for Benefits:

       Beginning of Year                  30,516,185        25,342,511

                                        ------------        ----------
       End of Year                                $0       $29,944,594
                                        ============        ==========


   The accompanying notes to financial statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      EMPLOYEES' RETIREMENT SAVINGS PLAN B
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1994 AND 1993


   Note 1.   Description of the Plan

        On July 1, 1984, Wisconsin Power and Light Company (the "Company") implemented a voluntary Employees' Long Range Savings and Investment Plan B (the "Plan") for the benefit of eligible hourly employees. Effective January 1, 1991, the Company changed the Plan's name to the Employees' Retirement Savings Plan B. The Plan is a qualified Plan under Section 401(k) of the Internal Revenue Code of 1954 (the "Code"), as amended, and meets the applicable requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Information regarding Plan B benefits was provided in the summary plan description which has been made available to all eligible Plan B participants.

        On December 14, 1994, the Company's Employee Stock Ownership Plan ("ESOP") was terminated. On that date, Plan B participants who also were participants in the ESOP were given the option to receive a distribution from the ESOP or rollover their ESOP assets into Plan B. The aggregate market value of ESOP assets transferred into Plan B on December 14, 1994 totalled $12,971,348. The participants invested these assets at their discretion within the investment options described in Note 3.

        On December 21, 1994, the Board of Directors of Wisconsin Power and Light Company approved the merger of the Plan into Wisconsin Power and Light Company's Employee's Retirement Savings Plan A, effective December 31, 1994 (a plan for the benefit of eligible employees, herein referred to as "Plan A"). Plan A was also appropriately amended to accommodate the merger of the hourly employees of Plan B. This transfer did not affect Plan B participants' vested benefits earned prior to the merger date. The various investment options available to the former Plan B participants were retained with their participation in Plan A. The aggregate amount of assets transferred was $35,302,746.

        On December 31, 1994 with the amendment and restatement of Plan A's plan document, Plan A was renamed the Employees' Retirement Savings Plan (the "Plan") reflecting the combination of Plan A and Plan B.

        The Plan was administered by the Pension and Employee Benefits Committee (the "Committee") of the Company.

        Under the Plan, an eligible employee could elect to defer up to 15% of their compensation (not to exceed $9,240 for 1994) and have such amounts contributed by the Company to an account maintained for the employee.

        Employee contributions were made to a trust fund (the "Trust Fund") administered by the trustee, Marshall & Ilsley Trust Company (the "Trustee"). Funds were invested by the Trustee according to the investment options selected by the participants.

        Active hourly employees of the Company who worked at least half-time or worked at least 1,000 hours were eligible to participate in the Plan after attainment of age 18.

        Each participant's account was fully vested and nonforfeitable, except to the extent that provisions of the Internal Revenue Code could prohibit the return of excess contributions in certain limited circumstances.

        The Plan incorporates repayment procedures for employees who are unable to repay existing loans.

   Note 2.   Summary of Accounting Policies

        Basis of Accounting

        The financial statements have been prepared on the accrual basis of accounting.

        Plan Merger

        The merger of Plan B into Plan A has been presented as a transfer of assets from Plan B into Plan A at the date of transfer, December 31, 1994. Accordingly, the additions to and deductions from net assets in the Statements of Changes in Net Assets Available for Benefits reflect only the activity of Plan B prior to the merger.

        Valuation of Investments

        The Pooled Fixed Income Fund consists of guaranteed investment contracts, stated at contract value. All other Plan investments were carried at market value.

        Expenses

        Investment management fees were paid from investment earnings prior to crediting earnings to the individual participant account balances. Other Plan administrative expenses were absorbed by the Company.

   Note 3.   Investment Options

        The participants' deposits were invested by the Trustee as selected by the participant in one or more investment funds:

        Money Market Fund. M&I Investment Management Corporation administered the Money Market Fund. This fund invested primarily in high quality short-term money market instruments such as bank certificates of deposit, commercial paper, United States Government securities and other similar securities. Such investments could be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund was invested in various money market funds and was currently invested primarily in the Marshall Money Market Fund.

        Equity Fund. Mellon Capital Management Corporation managed the Equity Fund. This fund invested primarily in common stocks and other equity securities of corporations. Such investments could be made directly, or indirectly through investment in common, collective or pooled investment funds. This fund was currently invested in units of the Mellon Capital Management Stock Index Fund.

        Pooled Fixed Income Fund. M&I Investment Management Corporation administered the Fixed Income Fund. The fund invested primarily in investment contracts issued by one or more insurance companies or other financial institutions. All contracts and other investments were combined as one investment alternative available to participants. Transfers from the Fixed Income Fund to investments options other than the Money Market Fund could be made during the enrollment periods.

        Growth Fund. Fidelity Management and Research managed the Growth Fund which invested in the Fidelity Growth Company Fund. This fund invested primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believed to have above-average growth characteristics.

        Balanced Fund. Fidelity Management and Research managed this fund which invested in the Fidelity Balanced Fund. The Balanced Fund invested in a broadly diversified portfolio of high-yielding securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

        WPL Holdings, Inc. Common Stock Fund. The WPL Holdings, Inc. Common Stock Fund invested in WPL Holdings, Inc. common stock. Purchases of common stock were made by the Trustee from shares newly issued by WPL Holdings, Inc. or on the open market. Any dividends received on WPL Holdings, Inc. common stock in this fund were reinvested by the Trustee in common stock of WPL Holdings, Inc.

        In February 1989, the Board of Directors of WPL Holdings, Inc. declared a dividend distribution of one common stock purchase right ("right") on each outstanding share of WPL Holdings, Inc common stock. Each right would initially entitle shareowners to buy one-half of one share of WPL Holdings, Inc. common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPL Holdings, Inc. common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPL Holdings, Inc.

        Loan Fund. Upon application of a participant, the Committee could direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Participant loans will reduce participant investment funds. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                       1994         1993
          Loan Proceeds             $ 301,602     $331,730
          Loan Repayments            (172,153)    (194,984)
          Transfers between Plans    (919,135)      (7,220)
                                    ----------    ---------
            Net Transfers           $(789,686)    $129,526
                                    ==========    =========

        There were restrictions as to the amounts and number of loans. The interest rate was determined by the Committee. Loans and interest had to be repaid in equal installments in accordance with rules established by the Committee.

        Other Investment Information

        For allocation of net realized and unrealized gains and losses on investments by investment type, refer to Schedule III.

        Investments held at year-end which were greater than 5% of the Plan's net assets available for benefits as of December 31, 1993 were as follows:

        1993:
        CNA Guaranteed Investment Contract    $1,577,305

        M&I Stable Principal fund             $1,853,710

   Note 4.    Employer Contribution

        The Company provided a matching contribution in an amount equal to 25% of the deferred cash contributions made on behalf of Hourly Participants up to 6% of each Participant's compensation per pay period. Company contributions were invested in WPL Holdings, Inc. common stock.

   Note 5.    Withdrawals

        Distributions from a participant's account balance were made to the participant upon retirement, terminations of employment, death or disability or upon request due to special "hardship" circumstances. "Hardship" distributions were paid in a lump sum payment.
        Termination distributions could be made in a lump sum within forty-five (45) days after the valuation date immediately following the termination date unless the value of a participant's account exceeded $3,500; in such case, distributions could be deferred and were made or commenced within 45 days after the valuation date following the date on which the participant reached age 65, unless the participant elected to receive the distribution as of an earlier date. Other distributions were made in a lump sum or in annual installments for up to a 10 year period. The unpaid portion of all loans made to the participant, including accrued interest, could be deducted from the amount of the participant account to be distributed.

   Note 6.    Transfers and Terminations

        The Plan allowed a participant to either change or terminate investment options quarterly on each March 1, June 1, September 1 and December 1 by submitting a request to the Trustee. In the event a participant transfers from an hourly position to a salaried position and was eligible and participating in Plan B, the participant was eligible to transfer to Plan A (salaried plan) immediately. In the event a participant transferred to employment within the Company or affiliated companies such that the participant was no longer an eligible employee, the participant was not permitted to make deferred cash elections.

   Note 7.    Tax Status

        Plans A and B have obtained determination letters from the Internal Revenue Service dated October 6, 1989, approving them as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letters, including the amendment necessary to merge Plan B with Plan A, were included in the Company's filing on March 31, 1995. In the opinion of the Company's management, the Plan, as amended, remains tax-exempt.

   Note 8.    Related Party Transactions

        As described previously (see Note 3), the Plan maintained investments in WPL Holdings, Inc. common stock, the Marshall Money Market Fund and in the M&I Stable Principal Fund. In addition, as stated in Note 2, certain administrative expenses were absorbed by the Company. These transaction were not considered prohibited transactions by statutory exemptions under the ERISA regulations.

   Note 9.    Impact of SOP 94-4

        The impact of SOP 94-4, Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans, which is effective January 1, 1995 is not expected to materially impact the Plan financial statements.

                                                                   Schedule I

                        WISCONSIN POWER AND LIGHT COMPANY
                       EMPLOYEES' RETIREMENT SAVINGS PLAN B
                     INVESTMENTS - POOLED FIXED INCOME FUND
                         AS OF DECEMBER 31, 1994 AND 1993

                                          Number
                                         of Units       1994         1993

   CNA:
     1991 Selection Fund F4, 9.07%,
       due 12/31/94 through 12/31/96          --     $     --     $1,577,305

   Metropolitan Life Insurance
    Company:
     1991 Selection Fund FF6, 7.48%,
       due 6/30/93 through 6/30/95            --           --        800,256

   Allstate Life Insurance Company:
     1990 Selection Fund M-2, 8.55%
       due 7/1/92 and 12/31/94                --           --        637,045

   Principal Mutual Life Insurance
    Company:
     1990 Selection Fund 03A, 8.30%
       due 6/30/93 and 6/30/94                --           --        288,529
     1990 Selection Fund HH1, 9.00%
       due 6/30/95                            --           --        432,849

   M&I Stable Principle Fund                  --           --      1,853,710
                                                     ---------     ---------
   Total Pooled Fixed Income Fund                           $0    $5,589,694
                                                     =========     =========

                                                                                                                     Schedule III

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B
                              ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS TO INVESTMENT
                                                      FUNDS FOR THE YEAR ENDED
                                                          DECEMBER 31, 1994


                                                               Participant Directed

                                                  Money                                  Templeton       Fixed
                                      Equity      Market        Growth        Balance      Foreign       Income
                                       Fund        Fund          Fund           Fund        Fund          Fund

   Additions to Net Assets
    Attributed to:

       Investment Income:
         Dividend Income                                         $13,207        $94,100                   $29,345
         Interest Income              $194,987    $20,078            486            367        $24        552,448
         Net Appreciation
          (Depreciation)
          in Market Value of
           Investments                (260,903)                  (63,881)      (228,019)       (18)      (144,019)
                                    ----------   --------      ---------    -----------   --------      ---------
                                       (65,916)    20,078        (50,188)      (133,552)         6        437,774
       Contributions:
         Employee                      851,314     62,048        930,184        738,089      2,398        970,101
         Employer
                                    ----------   --------      ---------    -----------   --------      ---------
     TOTAL                             785,398     82,126        879,996        604,537      2,404      1,407,875
                                    ----------   --------      ---------    -----------   --------      ---------
   Deductions from Net Assets
     Attributed to:

       Distributions to
         Participant                    42,732     10,976         27,360         44,665                   453,532
       Other Expenses                   15,101        252          3,119          1,922                    20,827
                                    ----------   --------      ---------   ------------   --------     ----------
     TOTAL                              57,833     11,228         30,479         46,587          0        474,359
                                    ----------   --------      ---------   ------------   --------     ----------
   Transfers Between Plans          (7,727,516)  (525,385)    (4,624,180)    (2,946,987)    (2,404)   (10,291,062)
                                    ----------   --------      ---------   ------------   --------     ----------
   Net Assets Available
    for Benefits:

     Beginning of Year               6,999,951    454,487      3,774,663      2,389,037          0      9,357,546
                                    ----------   --------      ---------   ------------   --------     ----------
     End of Year                            $0         $0             $0             $0         $0             $0
                                    ==========   ========      =========   ============   ========     ==========


                                                                       Non-Participant
                                   Participant Directed                    Directed

                                                      WPL Holdings,     WPL Holdings,
                                                      Inc. Common        Inc. Common         Total
                                    Loan                 Stock              Stock              All
                                    Fund                  Fund               Fund             Funds

   Additions to Net Assets
    Attributed to:

       Investment Income:
         Dividend Income                               $403,400            $18,594         $558,646
         Interest Income          $70,971                 3,285                             842,646
         Net Appreciation
          (Depreciation)
          in Market Value of
           Investments                                 (538,340)           (23,417)      (1,258,597)
                                  -------            ----------         ----------       ----------
                                   70,971              (131,655)            (4,823)         142,695
       Contributions:
         Employee                                     1,080,151                           4,634,285
         Employer                                                          733,666          733,666
                                  -------            ----------         ----------       ----------
     TOTAL                         70,971               948,496            728,843        5,510,646
                                  -------            ----------         ----------       ----------
   Deductions from Net Assets
     Attributed to:

       Distributions to
         Participant                1,269                95,765              1,566          677,865
       Other Expenses                                     4,998                              46,219
                                  -------            ----------         ----------       ----------
     TOTAL                          1,269               100,763              1,566          724,084
                                  -------            ----------         ----------       ----------
   Transfers Between Plans       (789,686)           (7,668,250)          (727,277)     (35,302,747)
                                  -------            ----------         ----------       ----------
   Net Assets Available
    for Benefits:

     Beginning of Year            719,984             6,820,517                          30,516,185
                                  -------            ----------         ----------       ----------
     End of Year                       $0                    $0                 $0               $0
                                  =======            ==========         ==========       ==========


                                                  WISCONSIN POWER AND LIGHT COMPANY                                  Schedule  IV
                                                EMPLOYEES' RETIREMENT SAVINGS PLAN B
                                                 SCHEDULE OF REPORTABLE TRANSACTIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 1994

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

   Series of transactions involving
    securities of the same issue,
    that, in the aggregate, exceed
    5% of the plan assets as of the
    beginning of the plan year:

      Fidelity Advisor Ser I Equity
        Port Growth                         7           $4,793,811         ---        $    ---      $     ---         $   ---

      Fidelity Advisor Ser II Income
        and Growth Port                     4            3,139,514           1          3,283,456      3,284,559        (1,103)

      Fidelity Mt. Vernon Str Tr
        Growth Co.                         25            1,000,281           4          5,661,852      5,505,186       156,666

      Fidelity Puritan TR
        Balanced Fund                      26            1,004,376           5          4,170,853      4,332,817      (161,964)

      WPL Holding, Inc. Common Stock       22            1,657,092           8          2,998,678      3,110,860      (112,182)

      M&I Stable Principle Fund             1            3,760,610           1          3,891,530      3,891,530          ---

      Marshall Short-term Income Fund       7            2,358,252           3          4,685,207      4,716,504       (31,297)

      Marshall Money Market Fund          292           14,025,772         304         30,793,289     30,793,289          ---



   The accompanying notes to the financial statements are an integral part of this schedule.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WPL HOLDINGS, INC.



   Date: May 10, 1995              By:/s/ Edward M. Gleason
                                   Edward M. Gleason
                                   Vice President, Treasurer
                                   and Corporate Secretary
                                   (Principal Financial Officer)

   Date: May 10, 1995              By:/s/ Daniel A. Doyle
                                   Daniel A. Doyle
                                   Vice President-Finance,
                                   Controller and Treasurer -
                                   Wisconsin Power and Light Company
                                   (Principal Accounting Officer)

                               WPL HOLDINGS, INC.
                                  EXHIBIT INDEX


   Exhibit
     No.           Description

   3B*    By-Laws of as revised to February 23, 1994

   10F*   Deferred Compensation Plan for Directors, as amended January 17,
          1995

   10L*   Restricted Stock Agreement -- Erroll B. Davis

   10M*   Summary of Heartland Development Corporation Short-Term Incentive
          Plan

   21*    Subsidiaries of the Company

   23A* Consent of Independent Public Accountants (regarding the audited financial statements of the Company)

   23B Consent of Independent Public Accountants (regarding audited financial statements of the Wisconsin Power and Light Company Employee Stock Ownership Plan and the Wisconsin Power and Light Company Employees' Retirement Savings Plan A and Plan B)

   27*    Financial Data Schedule

   99* 1995 Proxy Statement for the Annual Meeting of Shareowners to be held May 17, 1995