Form 10-Q
period 1995-06-30
WPL HOLDINGS INC
filed 1995-08-11
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X       THE SECURITIES EXCHANGE ACT OF 1934
      ------
                For the quarterly period ended  June 30, 1995

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

         Common Stock Outstanding at June 30, 1995:   30,773,588 shares

                                    CONTENTS



                                                                         PAGE
   PART I.   Financial Information:

                  Consolidated Financial Statements of WPL Holdings, Inc.

                  Consolidated Balance Sheets as of June 30, 1995
                   and 1994 and December 31, 1994  . . . . . . . . . . . .  2

                  Consolidated Statements of Income for the Three and Six
                   Months Ended June 30, 1995 and 1994 . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows - Six
                   Months Ended June 30, 1995 and 1994 . . . . . . . . . .  5

                  Notes to Consolidated Financial Statements . . . . . . .  6

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 15

                  Signatures . . . . . . . . . . . . . . . . . . . . . . . 16

                  Exhibit Index  . . . . . . . . . . . . . . . . . . . . . 17

                    WPL HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                 June 30,     June 30,   December 31,
                                   1995         1994         1994
                                       (Thousands of dollars)
    ASSETS
    UTILITY PLANT:
    Plant in service --
       Electric . . . . . .    $1,651,351   $1,531,411     $1,611,351
       Gas  . . . . . . . .       211,062      195,233        204,514
       Water  . . . . . . .        22,006       20,945         22,070
       Common . . . . . . .       128,897      110,565        123,254
                               ----------   ----------   ------------
                                2,013,316    1,858,154      1,961,189
    Dedicated
       decommissioning funds
                                   64,342       50,970         51,791
                               ----------  -----------   ------------
                                2,077,658    1,909,124      2,012,980
    Less: Accumulated
       provision for
       depreciation . . . .       853,853      780,514        808,853
                              ----------- ------------   ------------
                                1,223,805    1,128,610      1,204,127

    Construction work in
       progress . . . . . .        33,486       76,540         42,732
    Nuclear fuel, net . . .        16,949       15,558         19,396
                               ----------  -----------    -----------
    Total utility plant . .     1,274,240    1,220,708      1,266,255
                               ----------  -----------    -----------

    OTHER PROPERTY AND
       EQUIPMENT:
       Other property and
         equipment  . . . .       153,191      136,794         96,536
       Less:  Accumulated
         provision for
         depreciation . . .        25,237       19,510         26,693
                                ---------   ----------     ----------
                                  127,954      117,284        123,229
                                ---------   ----------     ----------
    INVESTMENTS . . . . . .        12,085       12,607         12,320
                               ----------  -----------     ----------

    CURRENT ASSETS:
       Cash and equivalents        11,071        9,198          7,273

       Net accounts
         receivable and
         unbilled revenue,
         less allowance for
         doubtful accounts
         of $1,890, $1,313
         and $1,964,
         respectively . . .        61,484       61,476         71,465
       Fossil fuel, at
         average cost . . .        12,689       12,772         15,824
       Materials and
         supplies, at
         average cost . . .        21,421       23,124         21,618
       Gas in storage, at
         average cost . . .         5,178        4,610          7,975
       Prepayments and other       30,993       29,379         30,279
                               ----------   ----------     ----------
         Total current
            assets  . . . .       142,836      140,559        154,434
                               ----------   ----------     ----------
    Restricted cash . . . .         7,218        3,234          3,217
                               ----------   ----------     ----------

    DEFERRED CHARGES:
       Regulatory assets  .       144,988      131,535        144,476
       Other  . . . . . . .       100,371      113,097        101,970
                               ----------  -----------    -----------
         Total deferred
            charges . . . .       245,359      244,632        246,446
    TOTAL ASSETS  . . . . .    $1,809,692   $1,739,024     $1,805,901
                               ==========   ==========     ==========


      The accompanying notes are an integral part of the consolidated financial statements.

                    WPL HOLDINGS, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets


                                    June 30,   June 30,   December 31,
                                     1995        1994         1994

                                          (Thousands of dollars)

    CAPITALIZATION AND
     LIABILITIES

    COMMON SHAREOWNER'S
     INVESTMENT:

       Common stock, $.01 par
         value, authorized --
         100,000,000 shares;
         issued and outstanding
         -- 30,773,588,
         30,735,596 and
         30,773,588 shares,
         respectively . . . . .    $     308  $     306      $    308

       Premium on capital stock
         & capital surplus  . .      307,659    303,441       304,442
       Reinvested earnings  . .      288,021    294,274       293,048
                                    --------   --------     ---------
                                     595,988    598,021       597,798

    PREFERRED STOCK NOT
       MANDATORILY REDEEMABLE:

       Cumulative, without par
         value, authorized
         3,750,000 shares
         maximum aggregate
         stated value
         $150,000,000;
         Cumulative, without par
            value, $100 stated
            value; 449,765 shares
            outstanding . . . .       44,977     44,977        44,977

         Cumulative, without par
            value, $25 stated
            value; 599,630 shares
            outstanding . . . .       14,986     14,986        14,986

    LONG TERM DEBT, NET . . . .      431,027    423,590       448,110
                                   ---------  ---------   -----------
       Total capitalization        1,086,978  1,081,574     1,105,871
                                   ---------  ---------    ----------

    CURRENT LIABILITIES:

       Current maturities of
         long-term debt . . . .        2,871      1,528         2,832
       Variable rate demand
         bonds  . . . . . . . .       56,975     56,975        56,975
       Short-term debt  . . . .       93,364     64,541        64,501
       Accounts payable . . . .       59,540     53,192        71,949
       Accrued payroll and
         vacation . . . . . . .       16,527     15,515        17,357
       Accrued taxes  . . . . .        6,197      3,698         6,395
       Accrued interest . . . .        8,992      8,995         9,138
       Other  . . . . . . . . .       24,030     30,602        21,925
                                   ---------  ---------     ---------
         Total current
            liabilities . . . .      268,496    235,046       251,072
                                   ---------  ---------     ---------

    OTHER CREDITS:

       Accumulated deferred
         income taxes . . . . .      226,688    222,565       224,049
       Accumulated deferred
         investment tax credits       39,800     41,721        40,758
       Accrued environmental
         remediation costs  . .       79,044     80,244        79,280
       Other  . . . . . . . . .      108,686     77,874       104,871
                                   ---------  ---------     ---------
         Total other credits  .      454,218    422,404       448,958
                                   ---------  ---------     ---------
    TOTAL CAPITALIZATION AND
       LIABILITIES  . . . . . .   $1,809,692 $1,739,024    $1,805,901
                                  ========== ==========    ==========


      The accompanying notes are an integral part of the consolidated financial statements.

                     WPL HOLDINGS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Income




                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                 1995       1994       1995       1994

                                (In Thousands Except for Per Share Data)

    OPERATING REVENUES:
       Electric . . . . . .   $ 126,093  $ 125,271  $ 257,244  $ 262,468
       Gas  . . . . . . . .      23,509     24,629     79,718     89,704
       Fees, rents and other     33,551     33,884     71,075     67,730
                              --------- ----------  --------- ----------
                                183,153    183,784    408,037    419,902

    OPERATING EXPENSES:

       Electric production
         fuels  . . . . . .      27,962     32,646     57,675     64,932
       Purchased power  . .      10,234      8,440     17,382     17,927
       Purchased gas  . . .      13,283     15,360     48,157     59,045
       Other operation  . .      67,278     65,815    135,640    129,409
       Maintenance  . . . .      13,216     12,387     23,048     21,759
       Depreciation and
         amortization . . .      21,901     19,569     43,505     41,034
       Taxes other than
         income . . . . . .       9,348      8,703     18,671     17,687
                               --------  ---------  ---------   --------
                                163,222    162,920    344,078    351,793
                               --------  ---------  ---------   --------

    NET OPERATING INCOME  .      19,931     20,864     63,959     68,109
                               --------  ---------   --------   --------
    OTHER INCOME AND
       (DEDUCTIONS):

       Allowance for equity
         funds used during
         construction . . .         451        681        722      1,130
       Other, net . . . . .        (141)     4,247       (106)     9,069
                              ---------   --------    -------  ---------
                                    310      4,928        616     10,199

    INCOME BEFORE INTEREST
       EXPENSE  . . . . . .      20,241     25,792     64,575     78,308
                                -------   --------  ---------   --------
    INTEREST EXPENSE:
       Interest on debt . .      10,211      9,219     20,458     18,694
       Allowance for
         borrowed funds
         used during
         construction
         (credit) . . . . .        (151)      (245)      (241)      (434)
                                -------   --------  ---------   --------
                                 10,060      8,974     20,217     18,260
                                 ------  ---------   --------   --------

    INCOME BEFORE INCOME
       TAXES  . . . . . . .      10,181     16,818     44,358     60,048
    INCOME TAXES  . . . . .       2,415      5,688     16,111     21,721
    PREFERRED STOCK
       DIVIDENDS OF
       SUBSIDIARY . . . . .         827        827      1,655      1,655
                                -------    -------   --------   --------
    NET INCOME  . . . . . .    $  6,939  $  10,303  $  26,592  $  36,672
                               ========   ========  =========   ========

    EARNINGS PER SHARE OF
       COMMON STOCK . . . .    $   0.22   $   0.33   $   0.86   $   1.20
                                =======    =======    =======    =======

    CASH DIVIDENDS PER SHARE
       OF COMMON STOCK  . .       0.485      0.480      0.970      0.960
                                =======    =======   ========    =======
    WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING .      30,774     30,649     30,774     30,575
                                 ======    =======    =======    =======




       The accompanying notes are an integral part of the consolidated financial statements.

                     WPL HOLDINGS, INC.

            CONSOLIDATED STATEMENT OF CASH FLOWS


                                     Six Months Ended
                                         June 30,
                                    1995         1994
                                      (In Thousands)

    Cash flows from (used for)
       operating activities:

       Net income . . . . . .     $  26,592   $  36,672
       Adjustments to
         reconcile net income
         to net cash from
         operating activities:
         Depreciation and
            amortization  . .        43,505      41,034
         Deferred income taxes        4,567       6,429
         Amortization of
            nuclear fuel  . .         3,404       2,749
         Allowance for equity
            funds used during
            construction  . .          (722)     (1,130)
         Investment tax credit
            restored  . . . .          (958)       (963)

       Changes in assets and
         liabilities:
         Net accounts
            receivable and
            unbilled revenues         9,981       7,294
         Coal . . . . . . . .         3,135         521
         Materials and
            supplies  . . . .           197      (1,446)
         Gas in storage . . .         2,797       4,144
         Prepayments and other         (714)     (6,129)
         Accounts payable and
            accruals  . . . .       (11,280)    (22,554)
         Accrued taxes  . . .          (198)      4,144
         Other, net . . . . .        (3,949)        379
                                  ---------   ---------
            Net cash from
              operating
              activities  . .        76,357      71,144
                                  ---------   ---------
    Cash flows from (used for)
       financing activities:

       Long-term debt
         maturities,
         redemptions and
         sinking fund
         requirements . . . .           925      (1,582)
       Net change in short
         term debt  . . . . .        28,863     (20,844)
       Retirement of first
         mortgage bonds . . .       (17,999)        -
       Common stock cash
         dividends, less
         dividends reinvested       (29,850)    (21,774)
       Preferred stock
         issuance expense . .             -        (648)
       Other, net . . . . . .         1,448         868
                                  ---------    --------
       Net cash (used for)
         financing activities       (16,613)    (43,980)
                                  ---------    --------

    Cash flows from (used for)
       investing activities:
       Additions to utility
         plant, excluding
         AFUDC  . . . . . . .       (39,879)    (37,809)
       Allowance for borrowed
         funds used during
         construction . . . .          (241)       (434)
       Dedicated
         decommissioning
         funding  . . . . . .       (12,551)     (1,167)
       Purchase of other
         property and
         equipment  . . . . .        (4,724)     (1,590)
       Restricted bond
         proceeds . . . . . .             -       3,234
       Other, net . . . . . .         1,449         332
                                 ----------  ----------
         Net cash (used for)
            investing
            activities  . . .       (55,946)    (37,434)
                                 ---------- -----------

    Net increase (decrease) in
       cash and equivalents .         3,798     (10,270)
    Cash and equivalents at
       beginning of period  .         7,273      19,468
                                 ---------- -----------
    Cash and equivalents at
       end of period  . . . .     $  11,071   $   9,198
                                 ========== ===========


    Supplemental disclosures
       of cash flow
       information:

       Cash paid during the
         period for:

         Interest on debt . .    $   16,267   $   9,461
         Preferred stock
            dividends of
            subsidiary  . . .         1,655       1,655
         Income taxes . . . .    $    7,535   $  12,561

       Noncash financing
         activities:
         Dividends reinvested     $     -     $   8,462


     The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly-owned consolidated subsidiaries including Wisconsin Power and Light Company ("WPL"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. On June 23, 1995, WPL filed an application with the Public Service Commission of Wisconsin (PSCW) for the sale of $60 million of first mortgage bonds to occur sometime in 1995. WPL intends to use the net proceeds from the sale of these bonds first to repay short-term debt which was incurred in June of 1995 to repurchase in private transactions $18 million aggregate principal amount of WPL's first mortgage bonds, Series V, due December 1, 2025, interest rate of 9.30%. The remainder of the net proceeds will be used to repay other short-term debt incurred by WPL to finance utility construction expenditures and for general corporate purposes.

   3. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of the future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994:

   OVERVIEW

    The Company reported consolidated second quarter net income of $6.9 million compared to $10.3 million for the same period in 1994. This represents a decrease in earnings per share from $.33 in the second quarter of 1994 to $.22 in the second quarter of 1995. The decrease in earnings primarily reflects a decrease in earnings from the Company's utility subsidiary, Wisconsin Power and Light Company ("WPL"). Second quarter 1995 net income was $2.0 million lower due to approval to recollect in the second quarter of 1994 a previously refunded penalty assessed by the PSCW relating to WPL's administration of a coal contract. Also, operating and maintenance expense increased $1.4 million after-tax primarily due to Kewaunee Nuclear Power Plant ("Kewaunee" or "Plant") refueling and maintenance overhaul costs. Depreciation expense increased $1.4 million after-tax due to increased investment in property, plant and equipment.

    Heartland Development Corp. (HDC), a parent company of WPL Holdings' nonregulated business operations, incurred a loss for the quarter which negatively impacted the Company's results by 4 cents per share. While the environmental and affordable housing areas have met expectations, the energy conservation consulting market continues to soften. The Company is currently exploring options to exit the energy conservation consulting business.

    Offsetting these decreases is a $2.2 million after-tax increase in electric margin primarily from lower electric production fuel costs per kWh and decreased cost per kWh of purchased power.

   Electric Operations                           Revenues and

                                                                                        Revenues and Costs
                                                          kWhs Sold, Generated             Per kWh Sold
                           Revenues and Costs        %       and Purchased        %       Generated and       Customers at End
                             (In Thousands)       Change     (In Thousands)     Change      Purchased             of Quarter
                               1995        1994             1995        1994              1995      1994       1995       1994
   Residential
    and Farm                $43,247     $42,801    1%    622,251     602,761     3%      $.070     $.071    327,319    322,202

   Industrial                36,080      35,777    1%    991,595     955,781     4%       .036      .037        778        755

   Commercial                24,168      24,055    0%    412,304     393,496     5%       .059      .061     44,227     43,437
   Wholesale and
    Class A                  20,319      20,877   -3%    628,782     606,255     4%       .032      .034         83         40

   Other                      2,279       1,761   29%     14,856      12,203    22%       .153      .144      1,497      1,471

                            -------     -------  ----    -------      ------  -----       ----      ----      -----     ------
        Total              $126,093    $125,271    1%  2,669,788   2,570,496     4%      $.047     $.049    373,904    367,905
                           ========    ========   ===  =========   =========   ====      =====     =====    =======    =======
   Electric
    production
    fuels                   $27,962     $32,646  -14%  2,261,305   2,344,507    -4%      $.012     $.014
                                                       =========   =========    ===      =====     =====

   Purchased
    Power                   $10,234      $8,440   21%    516,992     325,804    59%      $.020     $.026
                            -------      ------ -----    =======     =======   ====     ======    ======

   Margin                   $87,897     $84,185    4%
                            =======     =======   ===



     Electric margin increased in the second quarter of 1995 compared to the second quarter of 1994 primarily from slightly increased revenues coupled with reductions in electric production fuels per kWh and the cost of purchased power per kWh. Revenues increased from growth among all customer classes due to favorable economic conditions in WPL's service territory. These revenue increases were somewhat offset by an overall 2.8% decrease in retail electric rates effective January 1, 1995.

    Electric production fuels and purchased power per kWh were reduced through lower coal costs and from successful procurement strategies, respectively.

   Gas Operations

                                                         Therms Sold and                Revenues and Costs
                      Revenues and Costs        %           Purchased            %     per Therms Sold and   Customers at End of
                        (In Thousands)        Change      (In Thousands)      Change        Purchased              Quarter
                       1995          1994                1995        1994                1995        1994      1995       1994

   Residential      $10,697       $10,337       3%     18,843      18,154        4%     $.568       $.569   126,581    122,476
   Firm               5,839         5,930      -2%     13,419      13,022        3%      .435        .455    15,733     15,298
   Interruptible        606         1,463     -59%      1,942       4,768      -59%      .312        .307       236        233
   Transport          3,858         3,384      14%     29,590      17,870       66%      .130        .189       164         87
   Other              2,509         3,515     -29%     22,890      20,473       12%      .110        .172        79         93
                     ------       -------     ----     ------      ------      ----     -----       -----    ------     ------
     Total          $23,509       $24,629      -5%     86,684      74,287       17%     $.271       $.332   142,793    138,187
                    =======       =======     ====    =======     =======     =====     =====       =====   =======    =======
   Purchased gas    $13,283       $15,360     -14%     59,023      50,499       17%     $.225       $.304
                    -------       -------              ======     =======     =====     =====       =====

   Margin           $10,226       $ 9,269      10%
                    =======       =======    =====

    Gas margin increased in the second quarter of 1995 compared to the second quarter of 1994 from some change in the mix of sales from lower margin to higher margin customer classes and from favorable gas procurement strategies. Customer growth continued from the solid economic conditions in WPL's service territory.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

    Environmental services revenues increased as a result of higher demand for environmental consulting services, however, margins as a percentage of revenue decreased in response to greater competition. Energy consulting service revenues declined as a result of softness in the energy conservation consulting market. (Also see: Liquidity and Capital Resources, page 14, "Heartland Development Corporation").

   Other Operation Expense

    The increase in other operation expense is somewhat related to continued increased program start-up costs associated with the expansion of the Company's affordable housing business.

   Additionally, there has been severance costs incurred in management's changes related to the energy consulting service business activities.

    Other operation expense also increased due to WPL's increase in accounts receivable factoring costs related to a rise in the short-term market interest rates and increased conservation expenditures recently approved in WPL's latest rate order, effective January 1, 1995.

   Maintenance Expense

    Maintenance expense increased due to a more extensive refueling and maintenance overhaul at Kewaunee. (Also see: Liquidity and Capital Resources, page 14, "Other.")

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.

   Other Income and Deductions - Other, Net

    Other, net decreased for the second quarter of 1995 compared with the same period in 1994, primarily due to the approval to recollect, in 1994, $2.0 million after-tax from ratepayers from a assessment by the PSCW relating to the administration of a coal contract.

   Interest Expense

    The increase in interest expense between the second quarters is primarily from the issuance of $24 million of debt by the Company in December 1994.

   Income Taxes

    Income taxes decreased between second quarters primarily due to lower taxable income.

   SIX MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994:

   OVERVIEW

    The Company reported consolidated net income for the six months ended June 30, 1995 of $26.6 million compared to $36.7 million for the six months ended June 30, 1995. This represents a decrease in earnings per share from $1.20 in the first six months of 1994 to $.86 in the first six months of 1995. The decrease in earnings primarily reflects a decrease in earnings from the Company's utility subsidiary, Wisconsin Power and Light Company ("WPL"). The operating factors include an increase in operating expenses of $1.6 million, after-tax, principally related to Kewaunee refueling and maintenance overhaul costs. Also, depreciation expense increased $1.5 million after-tax from increased investment in property, plant and equipment.

    Offsetting the above decreases is a $1.6 million after-tax increase in electric margin primarily from lower electric fuel cost per kWh and purchased power cost per kWh.

    HDC's nonregulated business operations incurred a loss for the six months ended June 30, 1995 which negatively impacted the Company's results by 7 cents per share. ended June 30, 1995. While the environmental and affordable housing areas have met expectations, the energy conservation consulting market continues to soften. The Company is currently exploring options to exit the energy conservation consulting business.

    An additional factor impacting other income and deductions is the reversal of a $4.9 million after-tax reserve in the first six months of 1994 which represented a penalty assessment by the PSCW relating to the administration of a coal contract.

   Electric Operations
                                                                                   Revenues and Costs
                                                    kWhs Sold, Generated              Per kWh Sold
                     Revenues and Costs       %         and Purchased         %       Generated and       Customers at End
                       (In Thousands)      Change      (In Thousands)      Change       Purchased             of Quarter
                       1995       1994                 1995        1994              1995      1994        1995        1994

   Residential
    and Farm        $95,137    $97,356      -2%   1,391,862   1,389,627      0%     $.068     $.070     326,397     322,202
   Industrial        67,636     67,989      -1%   1,874,769   1,822,824      3%      .036      .037         776         755
   Commercial        48,457     49,605      -2%     833,344     821,480      1%      .058      .060      44,126      43,437
   Wholesale
    and Class A      42,058     43,239      -3%   1,313,920   1,312,372      0%      .032      .033          81          40
   Other              3,956      4,279      -8%      28,104      28,986     -3%      .141      .148       1,494       1,471
                    -------    -------     ----     -------     -------    ----     -----     -----     -------     -------
        Total      $257,244    262,468      -2%   5,441,999   5,375,289      1%     $.047     $.049     372,874     367,905
                   ========    =======     ====   =========   =========     ===     =====     =====     =======     =======
   Electric
    production
    fuels           $57,675    $64,932     -11%   4,770,259   4,790,116      0%     $.012     $.014
                                                  =========   =========     ===     =====     =====
   Purchased
    Power           $17,382    $17,927      -3%     897,941     767,945     17%     $.019     $.023
                    -------    -------    -----     =======     =======     ===     =====    ======
   Margin          $182,187   $179,609       1%
                   ========   ========      ===


     Electric margin increased slightly for the six months ended June 30, 1995 compared to the same period in 1994. Revenues decreased slightly due to a 2.8% decrease in retail electric rates effective January 1, 1995 and less favorable weather conditions, offset by increased kWh sales from growth among customer classes.

     However, lower electric production fuel and purchased power costs per kWh resulting from successful procurement strategies increased overall margin.

   Gas Operations


                                                          Therms Sold and               Revenues and Costs
                      Revenues and Costs        %            Purchased           %     per Therms Sold and   Customers at End of
                        (In Thousands)        Change      (In Thousands)       Change       Purchased              Quarter
                        1995        1994                 1995        1994               1995        1994        1995     1994

    Residential      $39,564     $45,090      -12%     73,793      78,399      -6%     $.536       $.575     126,155  122,476
    Firm              21,617      26,060      -17%     51,899      57,089      -9%      .417        .456      15,694   15,298
    Interruptible      1,777       4,308      -59%      6,102      11,762     -48%      .291        .366         239      233
    Transport          8,410       8,345        1%     54,257      42,934      26%      .155        .194         160       87
    Other              8,350       5,901       42%     52,893      33,911      56%      .158        .174          81       93
                     -------     -------    ------    -------     -------     ----     -----      ------      ------  -------
      Total          $79,718     $89,704      -11%    238,944     224,095       7%     $.334       $.400     142,329  138,187
                     =======     =======     =====    =======     =======     ====     =====       =====     =======  =======
    Purchased gas    $48,157     $59,045      -18%    208,352     191,517       9%     $.231       $.308
                     -------     -------      ----    =======     =======     ====     =====       =====

    Margin           $31,561     $30,659        3%
                      ======      ======      ====

    Gas margin for the six month period ended June 30, 1995 increased when compared to the same period in 1994. Revenues decreased due to less favorable weather conditions but were somewhat offset by increased therm sales as a result of customer growth from the solid economic conditions in WPL's service territory.

    Favorable gas procurement strategies significantly reduced purchased gas expense which resulted in the overall increase in margin.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

    Environmental services revenues increased as a result of higher demand for environmental consulting services, however, margins as a percentage of revenue decreased in response to greater competition. Energy consulting service revenues declined as a result of softness in the energy conservation consulting market. (Also see: Liquidity and Capital Resources, page 14, "Heartland Development Corporation").

   Other Operation Expense

    The increase in other operation expense is somewhat related to continued increased program start-up costs associated with the expansion of the Company's affordable housing business. Additionally, there have been severance costs incurred in management's changes related to the energy consulting service business activities.

    Other operation expense also increased due to WPL's increase in accounts receivable factoring cost related to a rise in the short-term market interest rates and increased conservation expenditures recently approved in WPL's latest rate order, effective January 1, 1995.

   Maintenance Expense

    Maintenance expense increased due to refueling and maintenance overhaul costs at Kewaunee. (Also See: "Liquidity and Capital Resources, page 14, "Other".)

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.

   Other Income and Deductions - Other, Net

    Other, net decreased for the six months ended June 30, 1995 compared with the same period in 1994, primarily due to the reversal of a $2.9 million after-tax reserve which represented a penalty assessment by the PSCW, and also the $2.0 million after-tax approval to recollect from ratepayers, both relating to the administration of a coal contract.

   Interest Expense

    The increase in interest expense between the second quarters is primarily from the issuance of $24 million of debt by the Company in December 1994.

   Income Taxes

    Income taxes decreased for the six month period ended June 30, 1995 primarily due to lower taxable income.


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

    The Company's capitalization at June 30, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 48 percent common equity, 5 percent preferred stock and 47 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs and Heartland Development Corporation's ("HDC") capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities, after dividends paid, provided approximately $71 million and $59 million for the three months ended June 30, 1995 and 1994, respectively, and $47 million and $49 million for the six months ended June 30, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The estimated construction expenditures for the remainder of 1995 are $73 million. The Company currently anticipates that it will finance approximately 94 percent of these expenditures through internally generated funds (also see: Note 2 in the "Notes to Financial Statements," page 6).

    The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. WPL currently expects to have the cost collected through electric rates and funded in an external trust by 2013. Therefore, such expenditures are not expected to have a direct impact on the liquidity or the availability of capital resources.

   Industry Outlook

    The PSCW has recently opened a formal docket initiating an inquiry into the goals of Wisconsin utility regulation and identification of alternative forms of regulation. WPL has submitted its views which, in summary form, call for open access to transmission and distribution systems and a competitive power generation marketplace. It is not possible at this time to predict the outcome of these proceedings.

    The Federal Energy Regulatory Commission (FERC) is developing regulation which will begin to provide open access to utility's transmission facilities for wholesale customers subject to certain approved FERC tariffs. WPL believes its existing open access tariffs position it well to compete under such market conditions.

   Other

    The Company's Form 10-Q for the quarter period ended March 31, 1995, at
   Part I, "Other", Page 10, reported the shutdown of Kewaunee on April l, 1995 for scheduled maintenance, refueling and related steam generator matters. Wisconsin Public Service Corporation is the operator and 41.2% owner of Kewaunee which is owned jointly with WPL and Madison Gas and Electric Company which own 41% and 17.8%, respectively.

    During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the Plant was returned to service on May 18, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the Plant's current operating cycle which extends into the fall of 1996. Thus, net Plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated slightly increased maintenance and purchased power expense as reported in the Company's Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas and, therefore,
   should not affect earnings significantly.    WPL with its joint partners
   continue the study of tube repair alternatives.

    See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the WPLH Form 10-K for the year ended December 31, 1994 for additional background on this matter.

   Heartland Development Corporation

     In addition to its investment in affordable housing, Heartland Properties Incorporated, a subsidiary of HDC, continues to market its affordable housing expertise by expanding its business to provide assistance to other corporate/public investors in their development, operation and financing of affordable housing projects. HDC continues to examine options associated with the sale of part or all of its energy conservation consulting business.

                           PART II--OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's annual meeting of shareowners held on May 17, 1995, L. David Carley, Donald R. Haldeman, Arnold M. Nemirow and Judith D. Pyle were elected directors of the Company for terms expiring in 1998. The following table sets forth certain information with respect to the election of directors at the annual meeting.

                                                Shares Withholding
    Name of Nominee         Shares Voted For         Authority

    L. David Carley              23,417,216              941,601
    Donald R. Haldeman           23,623,047              735,770
    Arnold M. Nemirow            23,613,037              745,780
    Judity D. Pyle               22,992,480            1,366,337


    The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting.

    Name of Director                   Year in which Term Expires

    Katherine C. Lyall                            1996
    Henry F. Scheig                               1996
    Rockne G. Flowers                             1996
    Henry C. Prange                               1996
    Erroll B. Davis, Jr.                          1997
    Milton E. Neshek                              1997
    Carol T. Toussaint                            1997


    In addition, at the annual meeting, shareowners approved the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1995 calendar year. With respect to such matter, the number of shares voted for and against were 23,517,148 and 577,993, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 263,676 and 0, respectively.

   Item 6.  Exhibits and Reports on Form 8-K

    1.   Exhibits:

           27      Financial Data Schedule

    2.   Reports on Form 8-K:  None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WPL Holdings, Inc.



   August 9, 1995               /s/ Edward M. Gleason
                               Edward M. Gleason, Vice President, Treasurer, and Corporate Secretary (principal financial officer)



   August 9, 1995               /s/ Daniel A. Doyle
                               Daniel A. Doyle, Controller and Treasurer,
                               Wisconsin Power and Light Company (principal
                               accounting officer and officer authorized to
                               sign on behalf of the registrant.)

                                  EXHIBIT INDEX



   Exhibit
     No.        Description

     27         Financial Data Schedule