Form 10-Q
period 1995-09-30
WPL HOLDINGS INC
filed 1995-10-30
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
               For the quarterly period ended  September 30, 1995

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

       Common Stock Outstanding at September 30, 1995:  30,773,588 shares

                                    CONTENTS



                                                                         PAGE
   PART I.   Financial Information:

             Consolidated Financial Statements of WPL Holdings, Inc.

             Consolidated Balance Sheets as of September 30, 1995
              and 1994 and December 31, 1994 . . . . . . . . . . . . . . .  2

             Consolidated Statements of Income for the Three and Nine
              Months Ended September 30, 1995 and 1994 . . . . . . . . . .  4

             Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1995 and 1994 . . . . . . . . . .  5

             Notes to Consolidated Financial Statements  . . . . . . . . .  6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 15

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 16

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 17

                      WPL HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                September 30,  September 30,  December 31,
                                    1995           1994           1994
                                           (Thousands of Dollars)
    ASSETS
    UTILITY PLANT:
      Plant in service--
        Electric  . . . . . .      1,663,194      1,583,959     1,611,351
        Gas . . . . . . . . .        212,475        200,241       204,514
        Water . . . . . . . .         22,192         21,397        22,070
        Common  . . . . . . .        130,954        112,541       123,254
                                  -----------    -----------   -----------
                                   2,028,815      1,918,138     1,961,189
      Dedicated
       decommissioning
       funds  . . . . . . . .         66,559         51,903        51,791
                                  -----------   ------------  ------------
                                   2,095,374      1,970,041     2,012,980
      Less: Accumulated
       provision for
       depreciation . . . . .        869,343        808,046       808,853
                                 ------------    -----------   -----------
                                   1,226,031      1,161,995     1,204,127

      Construction work in
       progress . . . . . . .         34,758         40,216        42,732
      Nuclear fuel, net . . .         15,209         13,912        19,396
                                 -----------     -----------   -----------
        Total utility
         plant  . . . . . . .      1,275,998      1,216,123     1,266,255
                                 ------------    -----------   -----------
    OTHER PROPERTY AND
     EQUIPMENT:
       Other property and
        equipment . . . . . .        163,371        144,490       145,586
       Less:  Accumulated
        provision for
        depreciation  . . . .         26,504         21,044        22,356
                                  -----------    -----------    ----------
                                     136,867        123,446       123,230

                                 ------------    -----------    ----------
    INVESTMENTS . . . . . . .         12,098         12,169        12,320
                                 ------------    -----------    ----------
    CURRENT ASSETS:
      Cash and equivalents  .          5,409          7,395         7,273
      Net accounts
       receivable and
       unbilled revenue,
       less allowance for
       doubtful accounts
       of $2,037 $1,669
       and $1,964,
       respectively . . . . .         71,581         73,866        71,465
      Fossil fuel, at
       average cost . . . . .         17,106         14,819        15,824
      Materials and
       supplies, at
       average cost . . . . .         20,819         22,438        21,618
      Gas in storage, at
       average cost . . . . .          8,244         10,409         7,975
      Prepayments and
       other  . . . . . . . .         26,982         27,453        30,279
                                  ----------      ----------    ----------
        Total current
          assets  . . . . . .        150,141        156,380       154,434
                                  -----------     ----------    ----------

    Restricted cash                    6,498          3,233         3,217
                                  -----------     ----------    ----------
    DEFERRED CHARGES:
         Regulatory
           assets . . . . . .        144,503        144,673       144,476
         Other  . . . . . . .         98,865         95,981       101,970
                                  -----------    -----------  ------------
              Total
                deferred
                charges . . .        243,368        240,654       246,446

    TOTAL ASSETS  . . . . . .     $1,824,970     $1,752,005    $1,805,902
                                   =========      ==========    ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                      WPL HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                September 30,  September 30,  December 31,
                                    1995           1994           1994
                                          (Thousands of Dollars)

    CAPITALIZATION AND
     LIABILITIES
    COMMON SHAREOWNERS'
     INVESTMENT:
      Common stock, $.01
       par value,
       authorized--
       100,000,000 shares;
       issued and
       outstanding--
       30,773,588,
       30,769,842 and
       30,773,588 shares,
       respectively . . . . .           $308           $308          $308

      Premium on capital
       stock & capital
       surplus  . . . . . . .        307,349        303,402       304,442
      Reinvested earnings            293,794        294,669       293,048
                                   ----------     ----------     ---------
                                     601,451        598,379       597,798

    PREFERRED STOCK NOT
     MANDATORILY
     REDEEMABLE:

      Cumulative, without
       par value,
       authorized
       3,750,000 shares
       maximum aggregate
       stated value
       $150,000,000;
         Cumulative,
          without par
          value, $100
          stated value;
          449,765 shares
          outstanding . . . .         44,977         44,977        44,977
      Cumulative, without
       par value, $25
       stated value;
       559,630 shares
       outstanding  . . . . .         14,986         14,986        14,986
                                   ----------     ----------   -----------
       Total preferred
        stock . . . . . . . .         59,963         59,963        59,963
    LONG TERM DEBT, NET . . .        427,108        425,304       448,110
                                  -----------    -----------   -----------
        Total
         capitalization . . .      1,088,522      1,083,646     1,105,871
                                   ----------     ----------    ----------

    CURRENT LIABILITIES:

      Current maturities
        of long-term debt . .          5,766          1,516         2,832
      Variable rate demand
        bonds . . . . . . . .         56,975         56,975        56,975
      Short-term debt . . . .         89,885         80,091        64,501
      Accounts payable  . . .         74,130         55,048        71,949
      Accrued payroll and
       vacation . . . . . . .         15,709         16,383        17,357
      Accrued taxes . . . . .          7,605          7,135         6,395
      Accrued interest  . . .          6,409          6,771         9,138
      Other . . . . . . . . .         24,927         20,116        21,925
                                   ----------     ----------   -----------
        Total current
          liabilities . . . .        281,406        244,035       251,072
                                   ----------     ----------   -----------

    OTHER CREDITS:
      Accumulated deferred
       income taxes . . . . .        230,267        213,231       224,049
      Accumulated deferred
       investment tax
       credits  . . . . . . .         39,321         41,240        40,758
      Accrued
       environmental
       remediation costs  . .         78,454         79,311        79,280
      Other . . . . . . . . .        107,000         90,542       104,871
                                    ---------      ---------    ----------
        Total other
          credits . . . . . .        455,042        424,324       448,958
                                    ---------     ---------     ---------
    TOTAL CAPITALIZATION
     AND LIABILITIES  . . . .     $1,824,970     $1,752,005    $1,805,901
                                  ===========    ===========   ===========


    The accompanying notes are an integral part of the consolidated financial statements.


                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income



                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1995    1994           1995     1994

                                  (In Thousands of Dollars Except for
                                            Per Share Data)

    OPERATING REVENUES:
      Electric  . . . . . . .   $154,939   $137,873     $412,183   $400,341
      Gas . . . . . . . . . .     14,285     22,628       94,003    112,333
      Fees, rents and other .     32,195     38,342      103,270    106,072
                                 --------   --------     --------   --------
                                 201,419    198,843      609,456    618,746
                                 --------   --------     --------   --------
    OPERATING EXPENSES:
      Electric production
        fuels . . . . . . . .     30,660     29,385       88,271     94,317
      Purchased power . . . .     18,571     12,793       36,017     30,720
      Purchased gas . . . . .      8,860     15,135       57,017     74,181
      Other operation . . . .     61,906     69,819      197,546    199,228
      Maintenance . . . . . .      9,793      9,406       32,841     31,165
      Depreciation and
        amortization  . . . .     22,364     20,627       65,869     61,661
      Taxes other than income      8,187      8,163       26,858     25,850
                                 --------   --------     --------   --------
                                 160,341    165,328      504,419    517,122
                                 --------   --------     --------   --------
    NET OPERATING INCOME  . .     41,078     33,515      105,037    101,624
                                  -------   --------     --------   --------
    OTHER INCOME AND
     (DEDUCTIONS):
      Allowance for equity
       funds used during
       construction . . . . .        454        661        1,176      1,791
      Other, net  . . . . . .      1,515      1,323        1,409      6,440
                                 --------   --------    ---------   --------
                                   1,969      1,984        2,585      8,231

    INCOME BEFORE INTEREST
     EXPENSE  . . . . . . . .     43,047     35,499      107,622    109,855
                                --------   ---------   ---------    --------
    INTEREST EXPENSE:
      Interest on debt  . . .      9,749     10,344       30,207     29,038
      Allowance for borrowed
       funds used during
       construction (credit)        (152)      (285)        (393)      (719)
                                ---------  ---------   ----------   --------
                                   9,597     10,059       29,814     28,319
                                 --------  ---------     --------    -------
    INCOME BEFORE INCOME TAXES    33,450     25,440       77,808     81,536

    INCOME TAXES  . . . . . .     11,913      9,303       28,024     27,072

    PREFERRED STOCK DIVIDENDS
     OF SUBSIDIARY  . . . . .        828        828        2,483      2,483
                                --------   ---------    ---------   --------
    NET INCOME  . . . . . . .    $20,709    $15,309      $47,301    $51,981
                                =========   ========     ========   ========
    EARNINGS PER SHARE OF
     COMMON STOCK . . . . . .      $0.68      $0.50        $1.54      $1.70
                                  =======    =======       ======     ======
    CASH DIVIDENDS PER SHARE
     OF COMMON STOCK  . . . .     $0.485     $0.480       $1.455     $1.440
                                  =======    =======      =======    =======

    WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING . . .     30,774     30,758       30,774     30,637
                                  =======    =======     ========    =======

    The accompanying notes are an integral part of the consolidated financial statements.

                            WPL HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended
                                                 September 30,
                                               1995         1994
                                             (Thousands of Dollars)
    Cash flows from (used for) operating
     activities:
      Net Income  . . . . . . . . . . . .     $47,301       $51,981
      Adjustments to reconcile net income
       to net cash from operating
       activities:
        Depreciation and amortization . .      65,869        57,619
        Deferred income taxes . . . . . .       8,420        10,730
        Amortization of nuclear fuel  . .       5,569         4,738
        Allowance for equity funds used
          during construction . . . . . .      (1,176)       (1,791)
        Investment tax credit restored  .      (1,437)       (1,445)
      Changes in assets and liabilities:
        Net accounts receivable and
          unbilled revenues . . . . . . .       2,234          (909)
        Coal  . . . . . . . . . . . . . .      (1,282)        1,223
        Materials and supplies  . . . . .         799         7,994
        Gas in storage  . . . . . . . . .        (269)       (1,655)
        Prepayments and other . . . . . .       3,297        (4,202)
        Accounts payable and accruals . .     (17,128)      (23,146)
        Accrued taxes . . . . . . . . . .       1,210         7,705
        Other, net  . . . . . . . . . . .       3,948       (16,241)
                                            ----------   -----------
           Net cash from operating
             activities . . . . . . . . .     117,355        92,601
                                            ----------   -----------

    Cash flows from (used for) financing
     activities:
      Long-term debt maturities,
       redemptions and sinking fund
       requirements . . . . . . . . . . .        (124)          886
      Net change in short term debt . . .      40,316       (11,811)
      Retirement of first mortgage bonds      (17,990)           -
      Common stock cash dividends, less
        dividends reinvested  . . . . . .     (44,775)      (41,938)
      Other, net  . . . . . . . . . . . .       1,128         5,371
                                             ---------     ---------
         Net cash (used for) financing
          activities  . . . . . . . . . .     (21,445)      (47,492)
                                             ---------     ---------
    Cash flows from (used for) investing
      activities:

      Additions to utility plant,
       excluding AFUDC  . . . . . . . . .     (57,945)      (54,699)
      Allowance for borrowed funds used
       during construction  . . . . . . .        (393)         (719)
      Dedicated decommissioning funding .     (14,768)       (2,100)
      Purchase of other property and
       equipment  . . . . . . . . . . . .     (22,536)       (6,376)
      Restricted bond proceeds.                    -          6,712
      Other, net  . . . . . . . . . . . .      (2,132)           -
                                            ----------     ---------
        Net cash (used for) investing
         activities . . . . . . . . . . .     (97,774)      (57,182)
                                            ----------     ---------
    Net increase (decrease) in cash and
     equivalents  . . . . . . . . . . . .      (1,864)      (12,073)
    Cash and equivalents at beginning of
     period . . . . . . . . . . . . . . .       7,273        19,468
                                             ---------    ----------
    Cash and equivalents at end of period      $5,409        $7,395
                                              ========      ========

    Supplemental disclosures of cash flow
     information:
    Cash paid during the period for:
        Interest on debt  . . . . . . . .     $26,164       $29,417
        Preferred stock dividends of
         subsidiary . . . . . . . . . . .      $2,483        $2,483
        Income taxes  . . . . . . . . . .     $11,598       $21,550

    Noncash financing activities:
       Dividends reinvested . . . . . . .         -           9,437

    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its consolidated subsidiaries including Wisconsin Power and Light Company ("WPL"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of the Company, the consolidated interim financial statements reflect all adjustments necessary to fairly state the results of operations for the interim periods presented. However, because of the seasonal nature of the Company's operations, the results shown for portions of a year are not indicative of annual results.

   2. On September 14, 1995, WPL received an order from the Public Service Commission of Wisconsin (PSCW) authorizing the sale of up to $60 million of long-term debt securities. It is currently anticipated that WP&L will make an offering of the long-term debt securities late in 1995 or early in 1996. WPL intends to use the net proceeds from the sale of these securities first to repay short-term debt which was incurred in June 1995 to repurchase in private transactions $18 million aggregate principal amount of WPL's 9.30% first mortgage bonds, Series V, due December 1, 2025. The remainder of the net proceeds will be used to repay other short-term debt incurred by WPL to finance utility construction expenditures and for general corporate purposes.

   3. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994:

   OVERVIEW

    The Company reported consolidated third quarter net income of $20.7 million compared to $15.3 million for the same period in 1994. The increase in earnings primarily reflects an increase in earnings from the Company's utility subsidiary, WPL. Weather-driven electric sales growth and reduced electric production fuel costs per kWh increased electric margins by $6.0 million after-tax compared to third quarter 1994. Partially offsetting the higher electric margin was a $1.2 million after-tax reduction in gas margin and a $1.0 million addition to depreciation expense attributable to greater investment in utility plant.

   Electric Operations
                                                                                     Revenues and Costs
                                                      kWhs Sold, Generated              Per kWh Sold
                        Revenues and Costs      %       and Purchased (In       %      Generated and       Customers at
                          (In Thousands)      Change       Thousands)        Change      Purchased        End of Quarter
                          1995       1994               1995        1994               1995      1994      1995      1994

   Residential and
    Farm                  $55,870    $48,549     15%     843,617     704,441     20%     0.066    0.069     330,229 323,499
   Industrial              36,497     35,764      2%   1,001,149     949,739      5%     0.036    0.038         791     765
   Commercial              28,704     27,086      6%     502,534     458,223     10%     0.057    0.059      44,575  43,570
   Other                   33,868     26,474     28%   1,013,174     671,445     51%     0.033    0.039       1,584   1,549
                          -------    -------   -----   ---------   ---------    ----    ------    -----     ------- -------
        Total            $154,939   $137,873     12%   3,360,474   2,783,848     21%     0.046    0.050     377,179 369,383
                         ========    =======    ====   =========   =========    ====     =====    =====     ======= =======
   Electric
    production fuels      $30,660    $29,385      4%   2,567,704   2,282,831     12%     0.012    0.013
                                                       =========   =========    ====     =====    =====

   Purchased Power        $18,571    $12,793     45%     807,434     636,345     27%     0.023    0.020
                         --------    -------    ----     =======     =======    ====    ======    =====

   Margin                $105,708    $95,695     10%
                         ========    =======    ====

    Electric margin increased 10% in the third quarter of 1995 compared to the third quarter of 1994 primarily from higher sales resulting from favorable summer weather coupled with reduced electric production fuels cost per kWh. Additionally, growth among all customer classes remained strong due to favorable economic conditions in WPL's service territory. Partially offsetting the increased sales was a 2.8% decrease in retail electric rates effective January 1, 1995.

      Electric production fuels per kWh were reduced through lower coal costs. Purchased power costs per kWh were greater in third quarter 1995 as a result of competitive pricing of energy during the periods of high demand.

   Gas Operations

                                                  Therms Sold and            Revenues and Costs
                   Revenues and Costs     %          Purchased          %    per Therms Sold and     Customers at
                     (In Thousands)     Change     (In Thousands)    Change       Purchased         End of Quarter

                     1995      1994               1995       1994              1995      1994       1995      1994

   Residential       $5,177    $6,643      -22%     7,761      7,127      9%    0.667      0.932    127,428   123,075
   Firm               3,474     4,917      -29%     7,433      7,024      6%    0.467      0.700     15,698    15,313
   Interruptible        357     1,873      -81%     1,134      5,292    -79%    0.315      0.354        226       262
   Other              5,277     9,195      -43%    36,735     38,370     -4%    0.144      0.240        255       199
                     ------   -------     -----    ------     ------   -----    -----      -----     ------   -------
        Total       $14,285   $22,628      -37%    53,063     57,813     -8%    0.269      0.391    143,607   138,849
                    =======   =======     =====    ======     ======    ====    =====      =====    =======   =======
   Purchased Gas     $8,860   $15,135      -41%    47,839     57,645    -17%    0.185      0.263
                    -------   -------     -----     =====     ======   =====    =====      =====

   Margin            $5,425    $7,493      -28%
                     ======   =======    ======


      Gas margin decreased 28% during the third quarter of 1995 compared to the third quarter of 1994. The decline in purchased gas cost per therm was passed on to customers causing a reduction in gas revenues for the period. Customer growth continued from the solid economic conditions in WPL's service territory.


   Fees, Rents and Other Operating Revenues ("Other Revenues")

    Energy consulting service revenues declined as a result of softness in the energy conservation consulting market. (Also see: Liquidity and Capital Resources, page 14, "Heartland Development Corporation").

   Other Operation Expense

    The decrease in other operation expense reflects the decline in the energy conservation consulting business and the reduction in work force and related salary expense resulting from WPL's reengineering efforts.

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.

   Income Taxes

    Income taxes increased between third quarters primarily resulting from higher taxable income.



   NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994:

   OVERVIEW

    The Company reported consolidated net income for the nine months ended September 30, 1995 of $47.3 million compared to $52.0 million for the nine months ended September 30, 1994. Earnings per share declined to $1.54 for the first nine months of 1995 compared to $1.70 for the same period in 1994. The decrease in earnings primarily reflects a decrease in earnings for the Company's utility subsidiary, WPL.

    Year to date 1995 net income was lower than 1994 primarily due to a $4.9 million after-tax 1994 reversal of a reserve which represented a penalty assessment by the PSCW relating to the administration of a coal contract. Year to date 1994 operations expense included $1.5 million after-tax for severance and early retirement programs. Operational factors reducing comparative net income included a slight decline in gas margin and higher expenses for depreciation and interest in the first nine months of 1995. Partially offsetting these declines was an $7.5 million after-tax increase in electric margin resulting from favorable summer weather and economic growth in all customer classes during the 1995 period.

    The Company's nonregulated business operations incurred a loss for the nine months ended September 30, 1995 which negatively impacted earnings by 8 cents per share. While the environmental and affordable housing areas have met expectations, the energy conservation consulting market continued to soften. The Company has restructured these businesses and is currently exploring options to exit the energy conservation consulting business.

   Electric Operations

                                                                                 Revenues and
                                                  kWhs Sold, Generated          Costs Per kWh
                    Revenues and Costs      %       and Purchased (In      %    Sold Generated     Customers at
                      (In Thousands)     Change        Thousands)        Change and Purchased     End of Quarter
                      1995       1994               1995        1994             1995    1994     1995      1994

   Residential
    and Farm         $151,007  $145,905      3%   2,235,479    2,094,068    7%    0.068  0.070    330,229   323,499
   Industrial         104,133   103,753      0%   2,875,918    2,772,563    4%    0.036  0.037        791       765
   Commercial          77,161    76,691      1%   1,335,877    1,279,703    4%    0.058  0.060     44,575    43,570
   Other               79,882    73,992      8%   2,355,198    2,012,802   17%    0.034  0.037      1,584     1,549
                      -------  --------    ----   ---------    ---------  ----    -----  -----    -------   -------
        Total        $412,183  $400,341      3%   8,802,472    8,159,136    8%    0.047  0.049    377,179   369,383
                     ========  ========    ====   =========    =========  ====    =====  =====    =======   =======
   Electric
    production
    fuels             $88,271   $94,317     -6%   7,417,592    7,095,482    5%    0.012  0.013
                                                  =========    =========  ====    =====  =====
   Purchased Power    $36,017   $30,720     17%   1,715,015    1,404,289   22%    0.021  0.022
                      -------   -------    ----   =========    =========   ===    =====  =====
   Margin            $287,895  $275,304      5%
                      =======   =======    ====


    Electric margin increased 5% for the nine months ended September 30, 1995 compared to the same period in 1994. Kilowatthour sales increased 8% due to favorable weather conditions, customer growth and bulk-power market trading . Partially offsetting the increased sales was a 2.8% decrease in retail electric rates effective January 1, 1995.

    Lower electric fuel costs and purchased power costs per kWh resulting from successful procurement strategies improved the overall margin.

   Gas Operations


                                                      Therms Sold and                Revenues and Costs
                    Revenues and Costs       %           Purchased            %     per Therms Sold and       Customers at
                      (In Thousands)      Change      (In Thousands)       Change        Purchased           End of Quarter
                      1995       1994                1995        1994                  1995      1994       1995        1994

   Residential        $44,740    $51,733     -14%     81,555       85,526       -5%      0.549     0.605     127,428    123,075
   Firm                25,090     30,977     -19%     59,332       64,113       -7%      0.423     0.483      15,698     15,313
   Interruptible        2,134      6,181     -65%      7,235       17,054      -58%      0.295     0.362         226        262
   Other               22,039     23,442      -6%    132,047      112,342       18%      0.167     0.209         255        199
                      -------   --------    -----    -------      -------      ----      -----     -----      ------     ------
        Total         $94,003   $112,333     -16%    280,169      279,035        0%      0.336     0.403     143,607    138,849
                      =======   ========    =====    =======      =======       ===      =====     =====     =======    =======
   Purchased Gas      $57,017    $74,181     -23%    256,339      280,202       -9%      0.222     0.265
                      -------   --------    -----    =======      =======      ====     ======    ======
   Margin             $36,986    $38,152      -3%
                      =======    =======     ====


      Gas margin decreased 3% for the nine months ended September 30, 1995 compared to the same period in 1994. Less favorable weather conditions and a decline in purchased gas cost per therm which was passed on to customers caused a 16% reduction in gas revenues for the period. Customer growth remained strong due to favorable economic conditions in WPL's service territory.

   Fees, Rents and Other Operating Revenues ("Other Revenues")

    Environmental services revenues increased as a result of higher demand for environmental consulting services, however, margins as a percentage of revenue decreased in response to greater competition. Energy consulting service revenues declined as a result of softness in the energy conservation consulting market. (Also see: Liquidity and Capital Resources, page 12, "Heartland Development Corporation").

   Other Operation Expense

    The decrease in other operation expense reflects the decline in energy consulting service business resulting from the softness in the energy conservation consulting market.

   Maintenance

    Maintenance expense increased for the year to date compared to last year due to more extensive refueling and maintenance overhaul at the Kewaunee Nuclear Plant ("Kewaunee"). (Also, see: Liquidity and Capital Resources, page 12, "Other")

   Depreciation and Amortization

    Depreciation and amortization expense increased primarily reflecting increased property additions.


   Income Taxes

    Income taxes increased for the nine month period ended September 30, 1995 primarily due to higher taxable income.



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

    The Company's capitalization at September 30, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 52 percent common equity, 5 percent preferred stock and 43 percent long-term debt.

   Capital Expenditures

    The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WPL's ongoing construction and maintenance programs and Heartland Development Corporation's ("HDC") capital requirements for future acquisitions and development of affordable housing. Cash flows from operating activities, after dividends paid, provided approximately $73 million and $67 million for the nine months ended September 30, 1995 and 1994, respectively. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. (see:
   Note 2 in the "Notes to Financial Statements," page 6). Construction expenditures for the nine months ended September 30, 1995 were $98 million. The estimated construction expenditures for the remainder of 1995 are $52 million.

    The expenditures for the decommissioning of Kewaunee are estimated to begin in 2014. It is anticipated that expenditures related to the actual decommissioning of the plant will occur between 2014 and 2021 of which WPL's share, in terms of future dollars, approximates $581 million. An additional $435 million related to the storage of spent nuclear fuel on site and other maintenance of the site will likely occur from 2022 to 2050. WPL currently expects to have the cost collected through electric rates and funded in an external trust by 2013. Therefore, such expenditures are not expected to have a direct impact on the Company's liquidity or the availability of capital resources.

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

    During the shutdown, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, the degraded tubes were removed from service by plugging. Tube plugging and the build-up of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full-power operation is affected. Prior to the recent shutdown, the equivalent of approximately 12% of the tubes in the steam generators were plugged with no loss of capacity. When the plant was returned to service on May 18, 1995, 21% of the tubes were plugged, resulting in a capacity reduction of 3.8% during the plant's current operating cycle which extends into the fall of 1996. Thus, net plant output has been reduced from 525 megawatts to approximately 510 megawatts. Although preliminary estimates indicated slightly increased maintenance and purchased power expense as reported in the Company's Form 10-Q for the quarter ended March 31, 1995, revised estimates indicate that during 1995 additional expenses related to recent steam generator plugging likely will be offset by reduced nuclear expenses in other areas and, therefore,
   should not affect earnings significantly.    WPL with its joint partners
   continue the study of tube repair alternatives.

    See Part I, Item 1. Business - Electric Operations - Kewaunee Nuclear Power Plant in the Company's Form 10-K for the year ended December 31, 1994 for additional background on this matter.

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


   PART II--OTHER INFORMATION

   Item 1.   Legal Proceedings

        On July 20, 1995 the City of Beloit ("Beloit") filed a suit against WPL in the Circuit Court of Rock County, Wisconsin alleging that based on negligence, nuisance and trespass WPL caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for decrease in the value of the property and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

        Beloit and WPL entered into a Stipulation upon which the Court issued an Order staying further proceedings in the action pending further environmental investigation of the property and pending WPL's determination of the extent of liability insurance coverage for the claims.

        The probability is remote that this will have a material adverse impact on the Company's financial condition.

   Item 6.  Exhibits and Reports on Form 8-K

    1.  Exhibits:

          3A      Amendments to By-Laws of the Company

          3B      By-Laws of the Company as revised June 22, 1995

          27      Financial Data Schedule

    2.  Reports on Form 8-K:  None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WPL Holdings, Inc.



   October 26, 1995               /s/ Edward M. Gleason
                                  Edward M. Gleason, Vice President,
                                  Treasurer, and Corporate Secretary
                                  (principal financial officer)


   October 26, 1995               /s/ Daniel A. Doyle
                                  Daniel A. Doyle, Controller and Treasurer,
                                  Wisconsin Power and Light Company
                                  (principal accounting officer)

                                  EXHIBIT INDEX



   Exhibit
     No.        Description

     3A      Amendments to By-Laws of the Company

     3B      By-Laws of the Company as revised June 22, 1995

     27      Financial Data Schedule