Form 10-K405
period 1995-12-31
WPL HOLDINGS INC
filed 1996-03-29
CIK 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1995

     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________to____________

   Commission file number 1-9894


                               WPL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Wisconsin                                  39-1380265
   (State or other jurisdiction of         I.R.S. Employer Identification
   incorporation or organization)                    Number)

     222 West Washington Avenue, Madison, Wisconsin                53703
   (Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code      (608) 252-3311

   Securities registered pursuant to Section 12 (b) or the Act:

                                                 Name of each exchange on
   Title of each class                             which registered

   Common Stock (Par Value $.01 per Share)   New York Stock Exchange

   Common Stock Purchase Rights              New York Stock Exchange


   Securities registered pursuant to Section 12 (g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.    Yes  X   No______

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledged, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant: $969,368,022 based upon the closing price as of January 31, 1996, of Common Stock, $.01 par value, on the New York Stock Exchange as reported in the Wall Street Journal.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at January 31, 1996
   Common Stock, $.01 par value                           30,773,588  shares

   DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareowners (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III hereof.

                               WPL HOLDINGS, INC.
                                    FORM 10-K
                                DECEMBER 31, 1995

                                TABLE OF CONTENTS

    Part I.     Business  . . . . . . . . . . . . . . . . . .   1

                Properties  . . . . . . . . . . . . . . . . .   13

                Legal Proceedings . . . . . . . . . . . . . .   14
                Executive Officers  . . . . . . . . . . . . .   16

    Part II.    Financial Information . . . . . . . . . . . .   17

    Part III.   Directors and Executive Officers
                     Information  . . . . . . . . . . . . . .   57

    Part IV.    Exhibits  . . . . . . . . . . . . . . . . . .   58

    Signatures  . . . . . . . . . . . . . . . . . . . . . . .   62

    Report of Independent Public Accountants on Schedules . .   63


                                     PART I
   ITEM 1.  BUSINESS

       WPL Holdings, Inc. (referred to herein as the "Company" or "WPLH") was incorporated under the laws of the State of Wisconsin on April 22, 1981, and operates as a holding company with both utility and nonregulated businesses. It is the parent company of a public utility, Wisconsin Power and Light Company (WP&L) and its related subsidiaries, and of Heartland Development Corporation ("HDC"), the parent corporation for the Company's nonregulated businesses. The Company has no employees who are not also employees of WP&L and or HDC. See Item 8 - "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements", Note 14, for financial information related to the Company's business segments.

       On November 10, 1995, the Company entered an agreement to merge with IES Industries Inc. ("IES") of Cedar Rapids, Iowa, and Interstate Power Company ("IPC") of Dubuque, Iowa, under a holding company that will be known as Interstate Energy Corporation, headquartered in Madison, Wisconsin. The merger is subject to the approval of the common shareowners of all companies and various regulatory agencies. Interstate Energy Corporation will be registered under the Public Utility Holding Company Act of 1935, as amended. It is anticipated that WP&L will continue to operate as a separate entity, headquartered in Madison, WI, for a period of time following the merger. See Item 5. " Market for Registrant's Common Equity and Related Stockholder Matters - Proposed Merger" for additional information.

   WP&L

       WP&L, incorporated in Wisconsin on February 21, 1917, as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of the WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. WP&L does not derive a material portion of its revenues from any one customer.

       WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company ("South Beloit"), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908.

       WP&L also owns varying interests in several other subsidiaries and investments which are not material to the Company's operations.

   Regulation

       WP&L is subject to regulation by the Public Service Commission of Wisconsin ("PSCW") as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. The PSCW is comprised of three Commissioners appointed by the Governor and ratified by the State Senate. WP&L is required to file a rate case with the PSCW every two years with requests for rate relief based on a forward- looking test year period. South Beloit is subject to regulation by the Illinois Commerce Commission ("ICC") for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects.

       The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric utility restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000.

       The Federal Energy Regulatory Commission ("FERC") has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L and in certain other respects. Certain of WP&L's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. WP&L is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

       The FERC is currently developing regulation which will begin to provide open access to electric utility transmission facilities for wholesale customers subject to certain approved FERC tariffs. WP&L believes its existing open access tariffs position it well to compete under such market conditions.

       With respect to environmental matters impacting WP&L and its subsidiaries, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the Wisconsin Department of Natural Resources ("DNR"). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

       WP&L is subject to the jurisdiction of the Nuclear Regulatory Commission ("NRC") with respect to the Kewaunee Nuclear Power Plant ("Kewaunee") and to the jurisdiction of the United States Department of Energy ("DOE") with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Employees

       At year-end 1995, WP&L employed 2,332 persons, of whom 1,872 were considered electric utility employees, 319 were considered gas utility employees and 141 were considered other utility employees. WP&L has a three-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until June 1, 1996. The contract covers 1,601 of WP&L's employees. The Company entered discussions concerning renegotiation of this contract in February 1996. No assurance can be given regarding the outcome of these negotiations.

   ELECTRIC OPERATIONS:

   General

       WP&L provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1995, WP&L provided retail electric service to approximately 377,000 customers in 610 cities, villages and towns, and wholesale service to 25 municipal utilities, one privately owned utility, three rural electric cooperatives, one American Indian nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to nine communities.

       Electric operations represented 79.2 percent of WP&L's total operating revenues and 87.8 percent of WP&L's total operating income for the year ended December 31, 1995.

       Electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WP&L also experiences a smaller winter peak in December or January. The maximum net hourly peak load on the electric system was 2,197 megawatts and occurred on July 31, 1995. A new winter system peak of 1,913 megawatts occurred on December 11, 1995. During the year ended December 31, 1995, about 82.1 percent of total kilowatthour requirements were generated by company-owned and jointly-owned facilities and the remaining 17.9 percent were purchased.

       WP&L's electric generating facilities include: four coal-fired generating stations (including nine units; four jointly owned), seven natural-gas-fired peaking units, eight hydro-electric plants (two jointly owned), one gas-fired steam generating plant and one nuclear power plant (jointly owned). WP&L will have the ability to dispatch and include in its reserve margin an 86 MW gas-fired peaking unit which will be operational in 1996. Refer to Item 2. "Properties" for additional information regarding electric generating facilities. WP&L owns
   21,413 miles of electric transmission and distribution lines and 362
   substations located adjacent to the communities served.   WP&L is
   interconnected with other utilities in Wisconsin and neighboring states and is an associate member of the Mid-Continent Power Pool ("MAPP") and a member of the Mid-America Interconnected Network, Inc. ("MAIN"). WP&L officially notified the MAIN board of directors of its intentions to withdraw from MAIN, effective December 31, 1997. WP&L believes that its customers' financial interest will be better served by participation in a regional organization that can reach consensus on transmission restructuring issues. To date, MAIN has been unable to accomplish that objective. Although WP&L would have until December 31, 1997, to join another reliability region, WP&L is currently studying its options and expects to make a final decision in 1996.

       WP&L projects electric sales to grow at a  rate of 2.4 percent
   annually  over the next five years.   For a discussion regarding the
   Company's future construction, capital requirements and financing, see the "Liquidity and Capital Resources" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
   Operations."

   Fuel

       In 1995, approximately 81.1 percent of WP&L's net kilowatthour generation of electricity was fueled by coal and 15.3 percent by nuclear fuel (provided by WP&L's 41 percent ownership interest in Kewaunee. The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

       WP&L's primary fuel source is coal. To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $168 million through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $37 million in 1996, 1997, 1998, $30 million in 1999 and $10 million in 2000. WP&L anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts. WP&L's management believes that any increases in costs associated with these contracts will be incorporated in future rates and as such will not have a material effect on operating results.

       The estimated coal requirements of WP&L's generating units (including jointly-owned facilities) for the years 1996 through 2015 total about 168 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 16 percent and 19 percent, respectively, of this estimated requirement. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   Purchased Power

       During the year ended December 31, 1995, about 17.9 percent of WP&L's total kilowatthour requirements were met through purchased power.

   Nuclear

       Kewaunee is jointly-owned by WP&L (41 percent), Wisconsin Public Service Corporation (41.2 percent) and Madison Gas & Electric Company (17.8 percent). Wisconsin Public Service Corporation ("WPSC") is the operator. The plant began commercial operation in 1974.

       WPSC is a member of the Institute of Nuclear Power ("INPO"). All nuclear generating units in the U.S. belong to INPO and have made a commitment to the standards of excellence promoted by this organization. INPO was created by the nuclear utilities in the U.S. after the Three Mile Island accident. INPO has negotiated with insurance carriers for lower premiums for those utilities that meet the highest standards of excellence and have attained a Category 1 rating. Kewaunee has attained this Category 1 rating 5 times out of 6 ranking periods and has benefited with reduced insurance premiums. The National Nuclear Accrediting Board ("NNAB") is a part of the INPO structure. The purpose of NNAB is to monitor and accredit each utility's training program as established by INPO standards. All ten accredited training programs at Kewaunee are currently in good standing.

       The supply of nuclear fuel for the Kewaunee plant is dependent upon the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. Presently, there are no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 300,000 pounds of uranium concentrates per year follows:

        (a) Requirements for uranium are met through spot market or contract purchases of uranium. In general, a three-year supply of uranium is maintained.

        (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1995. Conversion services relating to uranium hexafluoride are purchased on the spot market, as the available supply in this market provides for attractive pricing.

        (c) In 1995, enrichment services were not required. Future services will be procured from COGEMA, Inc. pursuant to a contract last amended in October 1995. Enrichment services are also purchased from the United States Enrichment Corporation under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The Kewaunee owners over the next ten years are committed to take 70 percent of their annual enrichment services requirements in alternate years 1997, 1999, 2001, 2003, and 2005 from the United States Enrichment Corporation.

        (d) Fuel fabrication requirements through 2001 are covered by contract with Siemens Power Corporation.

        (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured.
            The prices for the foregoing are currently expected to increase slightly.

       The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay an additional $15.7 million in current dollars over the next 12 years plus an adjustment for inflation. WP&L's share including interest amounted to an annual payment of approximately $537,000 in 1995.

       The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shutdown for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degeneration. Prior to shutdown the equivalent of approximately 12 percent of the tubes in the steam generators were plugged, with no loss of capacity. When the plant was returned to service in May 1995, approximately 21 percent of the tubes were plugged resulting in an initial
   capacity reduction of approximately 4 percent.   Approximately half of
   this lost capacity has been recovered through operating modifications.
   The ultimate small reduction in capacity did not affect revenues or earnings in 1995 because of operating and maintenance cost savings and reserve capacity recovery efforts at Kewaunee. In addition, there was no impact on the Company's bulk power sales due to the availability of attractive purchased power opportunities.

       As a result of the need to address the repair or replacement of the steam generators, the owners of Kewaunee have been, and are continuing to, evaluate various alternatives to deal with the degradation of the steam generator tubes. As part of this evaluation the owners have:

       (a) submitted a request to the NRC to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes) which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, the requested redefinition of the pressure boundary point should allow the plant to return to full output. Testing of three tubes removed during the 1995 refueling outage indicates structural soundness equal to the original tube strength. Management believes the request will be granted by the NRC;

       (b) requested approval from the NRC to pursue welded repair technologies to return plugged tubes to service. Although welded tube repair technologies exist, the technology is not presently approved by the NRC; and

       (c) continued to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

       In the event none of the above alternatives is pursued (for failure to obtain NRC approval or otherwise), the owners would continue to evaluate the potential financial and regulatory implications of a change in ownership (which would likely require as a condition precedent, authority to replace the steam generator) or early shutdown of Kewaunee. WP&L believes that the best near term economic alternative for the owners of Kewaunee is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of steam generator tubes during the fall 1996 refueling outage. If early shutdown is pursued, WP&L anticipates that it would receive full recovery in rates of its undepreciated plant balance and decommissioning
   expense.   On December 31, 1995, the net book value of WP&L's share of
   Kewaunee was $57.0 million.

       Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. WP&L's share of the decommissioning costs is estimated to be $169 million (in 1995 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. WP&L's annual contribution to the external trust fund for decommissioning was $10.7 million in 1995 and is expected to be $10.7 million in 1996. The market value of the investments in the funds established by WP&L at December 31, 1995, totaled $73.4 million. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumption to be used in determining nuclear decommissioning liabilities. After-tax earnings on the tax-qualified and nontax-qualified decommissioning funds are assumed to be 6.1 percent and 5.1 percent, respectively. The future escalation rate is assumed to be 6.5 percent.

       Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WP&L to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983, has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by Kewaunee. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

       Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. Kewaunee is currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million could provide additional storage sufficient to meet on-site spent fuel storage needs until 2013, the expiration of the current operating license.

       The Low-Level Radioactive Waste Policy Act of 1980, as amended, provides that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact. Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Branwell, South Carolina disposal facility again began accepting waste materials from outside its region. The Kewaunee owners expect to have sufficient storage space either on site or through shipments to Branwell to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   Recovery of Electric Fuel Costs

       In WP&L's most recent rate case, the PSCW approved elimination of the retail electric fuel adjustment clause for a two year trial period, 1995-1996. For this period, retail rates will remain unchanged even if fuel costs vary from forecasted levels established in the rate proceeding.

       WP&L's wholesale rates and South Beloit's retail rates contain fuel adjustment clauses pursuant to which rates are adjusted monthly to reflect changes in the costs of fuel.

   Environmental Matters

       WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of both present and future generating units.

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

       Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its fossil-fueled generating facilities. While periodic exceedances in air emissions may occur, management promptly responds to these events and works with the DNR
   to resolve any permit compliance issues.   With the passage of the new
   federal Clean Air Act Amendments, the state is required to include these provisions into their permit requirements. WP&L has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. WP&L has also completed application for Phase II permits under the Clean Air Act in compliance with the time lines identified. The state Title V operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits are expected to be issued in 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

       Pursuant to Section 144.386(2) of the Wisconsin Statutes, WP&L has submitted data and plans for 1996 sulfur dioxide emissions compliance. Actual 1995 emissions were reported to the DNR. WP&L is currently in compliance with the state requirement. WP&L will continue to make any necessary operational changes in fuel types and power plant dispatch to comply with the system emissions limit of 1.2 pounds SO2 per million BTU.

       WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emission monitoring systems at all of its coal-fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac combustion turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides are required in 1996 at the combustion turbine site. WP&L has installed these monitors, and will complete certification tests for the equipment by May 1996. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

       Pursuant to Section 311(j)(5) of the Clean Water Act, WP&L has submitted a facility response plan for the South Fond du Lac combustion turbine site. The plan addresses pollution prevention and spill response activities for those facilities with capacity to store in excess of one million gallons of oil.

       WP&L maintains licenses for all of its ash disposal facilities and regularly reports to the DNR groundwater data and quantities of ash landfilled or reused. The landfills are operated according to a Plan of Operation approved by the DNR. WP&L monitors hazardous materials use and hazardous waste generation at its facilities. Annual reports are filed with the DNR on quantities stored and generated as required by the Superfund Amendments and Reauthorizaton Act and the Resource Conservation Recovery Act.

       WP&L's accumulated pollution abatement expenditures adjusted for accumulated retirements totalled $132.7 million as of December 31, 1995. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WP&L's coal-fired generating stations and approximately $73 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1995 totalled approximately $.5 million. Estimated future pollution abatement expenditures total $3.7 million through 1997. WP&L's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

       See "Electric Operations - Nuclear" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.


                                 WISCONSIN POWER AND LIGHT COMPANY
                                  CONSOLIDATED ELECTRIC STATISTICS
                                                       Year Ended December 31,
                                        1995        1994        1993         1992        1991
    Area served (end of period):
      Population--retail
       (estimated)(a)   . . . . . .    826,000      822,000     818,000     807,000     799,000
      Cities, villages and towns
       served --retail  . . . . . .        610          607         609         611         611

    Customers served (end of
      period):
      Residential and Farm  . . . .    329,643      322,924     316,870     310,702     304,825
      Industrial  . . . . . . . . .        795          776         714         727         679
      Commercial  . . . . . . . . .     44,730       43,793      42,884      42,287      41,190
      Wholesale and Class A . . . .         48           42          39          39          41
      Other . . . . . . . . . . . .      1,294        1,256       1,236         950       1,173
                                       -------      -------     -------     -------     -------
       Total  . . . . . . . . . . .    376,510      368,791     361,743     354,705     347,908
                                       =======      =======     =======     =======     =======
    Sales--kilowatt-hours (in
      thousands):
      Residential and Farm  . . . .  2,937,825    2,776,895   2,751,363   2,614,439   2,729,917
      Industrial  . . . . . . . . .  3,872,520    3,764,953   3,540,082   3,377,132   3,185,101
      Commercial  . . . . . . . . .  1,773,406    1,688,349   1,629,911   1,551,823   1,558,297
      Wholesale and Class A . . . .  3,109,385    2,574,121   2,388,131   2,208,419   2,441,189
      Other . . . . . . . . . . . .     54,042       54,518      51,073      55,230      54,376
                                     ---------    ---------   ---------   ---------   ---------
       Total  . . . . . . . . . . . 11,747,178   10,858,836  10,360,560   9,807,043   9,968,880
                                    ==========   ==========  ==========   =========   =========
    Electric operating revenues (in
      thousands):
      Residential and Farm  . . . .   $199,850     $194,242    $184,176    $171,887    $179,751
      Industrial  . . . . . . . . .    140,562      140,487     132,903     128,467     124,212
      Commercial  . . . . . . . . .    102,129      101,382      95,977      91,707      92,628
      Wholesale and Class A . . . .     97,350       86,400      78,955      77,485      82,831
      Other . . . . . . . . . . . .      6,433        9,236      11,176       8,189       9,130
                                      --------     --------    --------    --------    --------
       Total  . . . . . . . . . . .   $546,324     $531,747    $503,187    $477,735    $488,552
                                       =======      =======     =======     =======     =======
    Percent of generation by fuel
      type:

      Coal  . . . . . . . . . . . .       81.1%        80.4%       80.3%       79.8%       81.1%
      Nuclear . . . . . . . . . . .       15.3%        16.8%       16.5%       17.4%       15.7%
      Hydroelectric . . . . . . . .        2.2%         2.4%        2.9%        2.6%        2.6%
      Natural gas . . . . . . . . .        1.3%         0.3%        0.2%        0.1%        0.5%
      Oil . . . . . . . . . . . . .        0.1%         0.1%        0.1%        0.1%        0.1%
                                         -----        -----       -----       -----       -----
       Total  . . . . . . . . . . .      100.0%       100.0%      100.0%      100.0%      100.0%
                                         =====        =====       =====       =====       =====
    System capacity--at time of
      system peak:  (kWh's)
      Company plants (including
       jointly owned)   . . . . . .  2,176,000    2,193,000   2,019,000   1,934,000   1,932,000
      Firm purchased (sold) power .     57,000       40,000      83,000     110,000      70,000
                                     ---------    ---------   ---------   ---------   ---------
       Total  . . . . . . . . . . .  2,233,000    2,233,000   2,102,000   2,044,000   2,002,000
      System peak demand  . . . . .  2,197,000    2,002,000   1,971,000   1,782,000   1,863,000
                                     ---------    ---------   ---------   ---------   ---------
      Reserve margin at time of
       peak   . . . . . . . . . . .     36,000      231,000     131,000     262,000     139,000
                                       =======     ========    ========   =========    ========
    Average annual electric bill
      per residential and farm
      customer  . . . . . . . . . .       $613         $607        $587        $558        $594

    Average annual kilowatt-hour
      use per residential and farm
      customer  . . . . . . . . . .      9,005        8,662       8,772       8,492       9,015

    (a) The estimated population for towns served jointly with other electric utilities has been based upon a ratio of 2.5 population per retail electric customer.

   GAS OPERATIONS:

   General

       As of December 31, 1995, WP&L provided retail natural gas service to approximately 146,000 customers in 242 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois. Gas operations represented 20.2 percent of WP&L's total operating revenues and 11.1 percent of WP&L's total operating income for the year ended December 31, 1995.

       WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season. WP&L set a new record for natural gas peak-demand of 258,000 dekatherms on January 30-31, 1996. The previous record of 256,000 dekatherms was set on January 14-15, 1995.

   Gas Supplies

       Prior to 1995, WP&L passed on its cost incurred from natural gas suppliers and pipeline companies on a dollar-for-dollar basis to its customers. In 1995, the PSCW approved implementation of a performance-based rate mechanism for Wisconsin gas customers. Under this mechanism, fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing
   provisions.   Specifically, to the extent WP&L purchases its gas supply
   below the index price, it will retain 50 percent of the first $1.151 million in savings; 25 percent of the next $1.151 million; and 10 percent of the next $2.878 million. WP&L's share of the incentive is capped at $1.1 million on a pre-tax basis. The balance of the savings is returned to customers.

       During 1995, WP&L paid the two pipeline companies serving WP&L (ANR Pipeline and Northern Natural Gas Company) $2.6 million in Order 636 transition costs representing costs incurred by these pipelines in transitioning from full service natural gas commodity providers to open access gas transmission companies. In addition, WP&L incurred $.8 million of take-or-pay costs paid to pipelines to reform its gas contracts from the pre-Order 636 time period. Both categories of costs were fully recovered from WP&L's gas customers.

       Customers served under South Beloit's gas rate schedules continue to pay for gas on a traditional purchase gas adjustment basis.

       In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR Pipeline and Northern Natural Gas Company allowing access to gas supplies from the states of Oklahoma, Louisiana, Texas, and the province of Alberta, Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 234,081 dekatherms per day of natural gas as follows:

   ANR Pipeline   Northern Natural Gas Company    Non-Traditional

   148,075 Dt           73,556 Dt                     12,450 Dt


       Two non-traditional arrangements provide WP&L with gas delivered directly to its"city gate" using the vendors' transportation contract with ANR Pipeline.

       WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise 25 percent of WP&L's annual gas requirements.

       WP&L maintains purchase agreements with over 60 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include 9 contracts providing for long-term gas deliveries (i.e., with terms ranging from 6 months to 10 years). These contracts provided 42 percent
   of WP&L's annual gas purchases in 1995.   In addition to its direct
   purchase and sales of natural gas, WP&L provided transportation service to 154 customers who purchased their own gas, pursuant to WP&L's transportation tariffs. These customers represent 30 percent of total gas moved through WP&L's natural gas distribution pipe.

   Manufactured Gas Plant Sites

       Historically, WP&L has owned 11 properties that have been associated with the production of manufactured gas. Currently, WP&L owns five of these sites, three are owned by municipalities, and the remaining three are owned by private companies. In 1989, WP&L initiated environmental investigations of these manufactured gas plant sites. The DNR has been involved in reviewing investigation plans and has received ongoing reports regarding these investigations.

       Through ongoing investigation and studies, WP&L confirmed that there was no contamination at two of the sites and has now received a close out letter from the DNR related to each of those sites. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In 1995, WP&L requested and received a close out letter for the third site.

       In February 1993, WP&L completed cost estimates for the environmental remediation of the eight remaining sites. The results of this analysis indicate that, during the next 32 years, WP&L will expend approximately $77 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

       The cost estimate set forth above assumes 4 percent average inflation over the period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2 million to complete the planned groundwater remediation activities.

       Through 1995, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant
   revision to the above estimates and assumptions.   With respect to rate
   recovery of these costs, the PSCW has approved a five-year amortization of the unamortized balance of environmental costs expended to date. Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

       See "Item 3. Legal Proceedings" for information related to the manufactured gas plant sites.

                                   WISCONSIN POWER AND LIGHT COMPANY
                                      CONSOLIDATED GAS STATISTICS
                                                       Year Ended December 31,
                                      1995      1994       1993       1992       1991
    Area served (end of period):
      Population -- retail
       (estimated) (a)  . . . . .   408,000    399,000    391,000    377,000    375,000
      Cities, villages and towns
       served -- retail   . . . .       242        239        217        194        199

    Customers served (end of
      period):
      Residential and Farm  . . .   129,576    124,938    120,829    116,642    113,475
      Firm  . . . . . . . . . . .    15,976     15,531     15,088     14,656     14,291
      Interruptible . . . . . . .       257        272        261        262        215
      Transport. and Other  . . .       284        240         85        109         46
                                    -------    -------    -------    -------     ------
       Total  . . . . . . . . . .   146,093    140,981    136,263    131,669    128,027
                                    =======    =======    =======    =======    =======

    Sales - Therms (in thousands)
       (b):
      Residential and Farm  . . .   126,903    119,562    120,005    114,131    114,772
      Firm  . . . . . . . . . . .    91,316     87,487     87,038     82,087     83,451
      Interruptible . . . . . . .    12,148     24,809     27,872     25,497     26,025
      Tranport. and Other . . . .   169,121    142,252     84,877     71,167     66,531
                                    -------    -------    -------    -------    -------
       Total  . . . . . . . . . .   399,488    374,110    319,792    292,882    290,779
                                    =======    =======    =======    =======    =======

    Gas operating revenues (in
      thousands):
      Residential and Farm  . . .   $70,382    $71,555    $71,632    $63,699    $63,521
      Firm  . . . . . . . . . . .    39,456     41,918     40,748     37,154     36,407
      Interruptible . . . . . . .     3,708      8,777     11,247     14,589     12,051
      Transport. and Other  . . .    25,619     29,681     13,643      3,920      5,796
                                    -------    -------    -------    -------    -------
       Total  . . . . . . . . . .  $139,165   $151,931   $137,270   $119,362   $117,775
                                    =======    =======    =======    =======    =======

    Average annual residential
      heating use -- therms . . .       971      1,022      1,052      1,029      1,069

    Average annual gas bill per
      residential heating
      customer  . . . . . . . . .      $556       $613       $631       $573       $590


     (a) The estimated population for towns served jointly with other gas utilities has been based upon a ratio of 2.8 population per retail gas customer.

     (b) One therm equals 100,000 British Thermal Units and is a measure of the heat content of natural gas.


   HDC

          Incorporated in 1988, HDC is the parent company of all nonutility businesses. HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental and engineering services; (2) affordable housing; and (3) energy services.

          At year-end 1995, HDC employed 1,224 persons: 815 in the area of environmental engineering and consulting, 73 in the area of affordable housing, 327 in the area of energy services, and 9 at the HDC level.

   ENVIRONMENTAL ENGINEERING AND CONSULTING:

          WP&L acquired RMT, Inc. ("RMT") in 1983, and it subsequently became a wholly-owned subsidiary of HDC in 1988. In 1992, HDC transferred its ownership in RMT to Heartland Environmental Holding Company ("HEHC"), a wholly-owned subsidiary of HDC and the parent company for HDC's environmental and engineering services activities. RMT is a Madison, Wisconsin based environmental engineering and consulting company that serves clients nationwide in a variety of industrial segment markets. The most significant of these markets are chemical companies, pulp and paper processors, foundries and other manufacturers. RMT specializes in solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, air and water pollution control, and laboratory services.

          In 1993, HEHC acquired Jones & Neuse (J&N) based in Austin Texas. J&N had several U.S. offices and a Mexican subsidiary (ABC Estudious y Projectos). During 1995, two divisions of J&N, Fugitive Emissions and Geotech, were sold and the operations at the Mexican subsidiary referred to above were suspended.

          In addition to J&N, HEHC acquired Hydroscience, Inc. and Four Nines, Inc. in 1993. In 1994, HEHC acquired Braithwaite Consultants, Inc. located in Ann Arbor, Michigan. These entities were merged into RMT in 1994.

          The provision of environmental and engineering services contributed
   11.0 percent of consolidated revenues in each of the years ended December 31, 1995, 1994 and 1993. No other nonutility business contributed 10 percent or more of the Company's consolidated revenues during that three-year period.

   AFFORDABLE HOUSING:

          Formed by HDC in 1988, Heartland Properties, Inc. ("HPI") is responsible for the acquisition, development, financing and syndication of a $250 million portfolio of high-quality affordable housing developments in Wisconsin and the Midwest. HPI has a majority ownership interest in 59 of these properties. As of December 31, 1995, HPI's investment in affordable housing properties was $102 million, net of depreciation.

          To facilitate HPI's development and financing efforts in the affordable housing market, HDC incorporated Capital Square Financial Corporation in 1992 to provide mortgage banking services, and Heartland Capital Company LLC in 1994 to provide construction financing services.

          Heartland Retirement Services ("HRS"), organized in 1993, provides a comprehensive range of housing products for older adults. In January 1996, an agreement was signed to sell this business unit.

   ENERGY SERVICES:

          Heartland Energy Group, Inc ("HEG") was formed in 1995 as the parent company for HDC's energy services businesses. The two most significant components of HEG as of December 31, 1995, were Heartland Energy Services, Inc. ("HES") and ENSERV, Inc.

          HES, formed in 1993, provides energy supplies to industrial and wholesale customers. Since March 1994, HES has been actively involved in the buying and selling of natural gas, providing gas supply as well as complete fuel management services. HES received federal marketing authority for electricity in September 1994, and operates an energy scheduling and coordination center which buys and sells electricity throughout the United States. The initial electric transaction was made in June 1995.

          ENSERV offers turnkey project development and implementation for customer energy supply initiatives. Services include project feasibility, engineering, financing, and management.

          Entec Consulting, Inc., is a Madison, Wisconsin based firm that provides full service consulting to the utility industry for power generation computer software programs.

   DISCONTINUED OPERATIONS:

          In December 1995, HDC committed to plans for the disposition of the primary operations of A&C Enercom Consultants, Inc. ("A&C"), which was acquired by HDC in 1993. A&C, a utility services company, based in Atlanta, Georgia, provides a variety of energy consulting services including marketing and demand side management. The sale of the assets of these operations in a cash transaction was completed in January 1996.

   ITEM 2.  PROPERTIES

   WP&L

          The following table gives information with respect to electric generating facilities of WP&L (including WP&L's portion of those facilities jointly-owned).

                                                                      1995 Summer
                                                                       Capability     Ownership
              Type/                                                   WP&L Portion   Interest in
             Location                  Name               Fuel        In Kilowatts    Facility

   Steam
   Beloit, WI                   Blackhawk           Natural Gas          54,500           100%
   Janesville, WI               Rock River          Coal                156,000           100%
   Cassville, WI                Nelson Dewey        Coal                226,000           100%
   Sheboygan, WI                Edgewater #3        Coal                 74,000           100%
   Sheboygan, WI                Edgewater #4        Coal                224,370          68.2%
   Sheboygan, WI                Edgewater #5        Coal                301,500          75.0%
   Kewaunee, WI                 Kewaunee            Nuclear             212,700            41%
   Portage, WI                  Columbia Energy     Coal                485,100          46.2%
                                    Center
   Hydro
   Wisconsin Dells, WI          Kilbourn            Hydro                 9,500           100%
   Prairie du Sac, WI           Prairie du Sac      Hydro                30,000           100%
   Wisconsin River, Power Co.   Petenwell/          Hydro                13,300            33%
                                  Castle Rock
   4 small units at
   various locations                                Hydro                 2,050           100%

   Combustion Turbine
   Janesville, WI               Rock River          Natural
                                                       or Oil           135,200           100%
   Fond du Lac, WI              South Fond du Lac   Natural Gas
                                   Unit 2 and 3        or Oil           169,700           100%
   Edgerton, WI                 Sheepskin           Natural Gas
                                                       or Oil            36,700           100%
                                                                      ---------
                                                    Total             2,130,620
                                                                      =========

   WP&L owns 21,413 miles of electric transmission and distribution lines and 362 substations located adjacent to the communities served. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.

   HDC

            The following table gives information as of December 31, 1995 with respect to rental properties associated with HDC's affordable housing project developments, through its HPI subsidiary.


   Location                  Housing Development       Resident Type
   Property:
      Antigo, I              The Depot                 Families
      Appleton, WI           Lincoln Mills             Families/Elderly
      Appelton, WI           Ravine Mills              Families/Elderly
      Appelton, WI           The Mills II              Families/Elderly
      Beloit, WI             Beloit Water Tower Place  Families
      Chisholm, MN           Lincoln Square            Families
      DePere, WI             Lawton Foundry            Families
      Madison, WI            The Avenue                Disabled/Families
      Marinett, WI           Dunlap Square             Families/Elderly
      Marshfield, WI         The Woodlands             Families/Elderly
      Mc Farland, WI         The Cottages              Families/Elderly
      Sheboygan Falls, WI    Brickner Woolen Mills     Families/Elderly
      Sheboygan, WI          Jung Apartments           Families
      Sheboygan, WI          Sunnyside Townhouses      Families
      Sun Prairie, WI        Vandenburg Heights        Families
      Verona, WI             Sugar Creek Senior
                               Housing                 Elderly
      Madison, WI            YWCA                      Women & Homeless
      Various                Other                     Families, Elderly,
                                                       Singles, Disabled
                                                       & Homeless

       Occupancy rates in the 59 properties/investments owned by HPI averaged 92.7 percent during 1995.

       HPI also maintains our equity ownership in development properties where the majority interest was subsequently sold to outside investors. This equity ownership is not considered material in relation to the Company's consolidated financial statements.

   ITEM 3.  LEGAL PROCEEDINGS

       On July 20, 1995, the City of Beloit ("Beloit") filed a suit against WP&L in the Circuit Court of Rock County, Wisconsin alleging that, based on negligence, nuisance and trespass, WP&L caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for decrease in the value of the property, and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

       Beloit and WP&L entered into a Stipulation upon which the Court issued an Order staying further proceedings in the action pending further environmental investigation of the property and pending WP&L's determination of the extent of liability insurance coverage for the claims.

       In management's judgement, the probability is remote that this action will have a material adverse impact on the Company's financial condition.

   ENVIRONMENTAL MATTERS

       The information required by Item 3 is included in this Form 10-K as
   Item 8 - Notes to Consolidated Financial Statements, Note 11c, incorporated herein by reference.

   RATE MATTERS

       The information required by Item 3 is included in Item 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Rates and Regulatory Matters."

   RECENT RATE CASE PROCEEDINGS (a)
                                                                            Increase                      Ordered or
                                                             Increase      (Decrease)      Requested      Negotiated      Date
                                                            (Decrease)     Ordered or     % Return on    % Return on    Increase
       Rate Case       Type of    Application     Test       Requested     Negotiated       Common         Common      (Decrease)
      Designation    Service (b)      Date        Year     ($ Millions)   ($ Millions)      Equity          Equity     Effective

   WP&L Retail
   (PSCW)

   6680-UR-103          e,g,w       02-29-88     1988-89        14.7           5.5           13.25          13.10       10-18-88
   6680-UR-104          e,g,w       12-30-88     1989-90        17.4           5.3           13.10          13.00       11-12-89
   6680-UR-105          e,g,w       12-29-89     1990-91         9.0         (10.8)          13.10          12.90       08-01-90
   6680-UR-106          e,g,w       12-28-90     1991-92        18.7          (0.1)          13.25          12.90       08-01-91
   6680-UR-107          e,g,w       12-30-91     1992-93        17.8          (0.9)

   6680-UR-108          e,g,w       01-04-93     1993-94        24.5          17.7           13.10          12.40       01-01-93
   6680-UR-109          e,g,w       02-01-94     1995-96         3.8         (11.6)          12.60          11.60       10-01-93
                                                                                             12.20          11.50       01-01-95
   WP&L Wholesale
   (FERC)

   ER87-554               e         07-31-87     1987-88        (1.2)          (.9)          13.00           (c)        01-01-88
   ER93                   e         05-28-93     1993-94         2.0           2.0           11.00           (c)        10-01-93

   South Beloit
   (ICC)
   85-0505               e,w        11-08-85     1985-86      1.4 (d)           .9           15.00          13.80       09-27-86

   (a) See "Item 3. Legal Proceedings" for additional information concerning rate matters.
   (b) e-electric, g-gas, w-water.
   (c) Return on equity was not specified in the negotiated settlement agreement.
   (d) On May 7, 1986 South Beloit Water, Gas and Electric Co. adjusted the increase requested downward to $1.1 million.

       On November 6, 1995, WP&L filed the 1994 Depreciation Study (Docket 6680-DU-102) with the PSCW. The study is presently under review. It is anticipated that the study will result in a $4 to $8 million pre-tax increase in depreciation expense effective in 1997. The revised depreciation rates are expected to be fully recoverable in WP&L's next retail rate order which is scheduled to be effective on January 1, 1997.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

   EXECUTIVE OFFICERS OF THE REGISTRANT

       Erroll B. Davis, Jr, 51, was elected President on January 17, 1990 and Chief Executive Officer effective July 1, 1990. He has served as President and Chief Executive Officer of WP&L since August 1, 1988. He has served as a director of WPL Holdings, Inc. since March 1988.

       Lance W. Ahearn, 46, was elected President of HDC effective April 1, 1990, and Chief Executive Officer effective May 4, 1990. Prior to joining the Company, he held several management positions with Bucyrus Erie Company, Milwaukee, Wisconsin.

       Edward M. Gleason, 55, was elected Corporate Secretary of the Company and WP&L on December 15, 1993. He was elected Vice President and Treasurer of the Company effective October 3, 1993. He previously served as Vice President-Finance and Treasurer of WP&L since May 1986. Mr. Gleason functions as the principal financial officer of the Company.

       William D. Harvey, 46, was appointed Senior Vice President of WP&L effective October 3, 1993. He previously served as Vice President-Natural Gas and General Counsel since August 1992, Vice President-General Counsel since October 1, 1990 and Vice President-Associate General Counsel since July 1986. Prior to joining WP&L, he was a member of the law firm of Wheeler, Van Sickle, Anderson, Norman and Harvey.

       Eliot G. Protsch, 42, was appointed Senior Vice President of WP&L effective October 3, 1993. He previously served as Vice President-Customer Services and Sales since August 1992, Vice President and General Manager-Energy Services since January 1989 and District Manager, Dane County, since October 1986.

       A.J. (Nino) Amato, 44, was appointed Senior Vice President of WP&L effective October 3, 1993. He previously served as Vice President - Marketing and Strategic Planning since December 1992, Vice President - Marketing and Communications since January 1989 and Director of Electric Marketing and Customer Service since October 1988. He had been President of Forward Wisconsin, Inc. from 1987 to 1988.

       Daniel A. Doyle, 37, was appointed Vice-President of Finance, Controller and Treasurer of WP&L in December 1994. He previously served as Controller and Treasurer of WP&L since October 3, 1993. He served as Controller since July 1992. Prior to joining the Company, he was Controller of Central Vermont Public Service Corporation since 1988. Mr. Doyle functions as principal accounting officer of the Company.

       Steve F. Price, 43, was appointed Assistant Corporate Secretary and Assistant Treasurer on April 15, 1992. He had been Cash Management Supervisor of WP&L since December 1987. He was also appointed Assistant Corporate Secretary of WP&L on April 15, 1992.

   NOTE: All ages are as of December 31, 1995. None of the executive officers listed above is related to any member of the Board of Directors or nominee for director of the Company.

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



                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

       The Company's Common Stock trades on the New York Stock Exchange. Quarterly Price Ranges and Dividends with respect to the Common Stock are as follows:

                                 1995                                       1994
    Quarter       High            Low        Dividend          High         Low        Dividend

    First      $31             $27  1/4       0.485        $32 7/8        $27  3/4       $0.48
    Second      30              27  1/2       0.485         30 3/4         26  3/8        0.48
    Third       29  3/8         27  1/2       0.485         29 7/8         27             0.48
    Fourth      31  3/4         29  1/4       0.485         28 7/8         26  7/8        0.48
                -------         -------       -----         ------         -------        ----
    Year       $31  3/4        $27  1/4      $ 1.94        $32 7/8        $26  3/8       $1.92
                =======         =======       =====         ======         =======        ====

   Stock price at December 31, 1995:  30 5/8

       At December 31, 1995, there were approximately 36,052 holders of record of the Company's Stock including underlying holders in the Company's Dividend Reinvestment and Stock Purchase Plan.

       In accordance with the terms of the Merger Agreement (see "Proposed Merger", below), the Company is not permitted to declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to WP&L's cumulative preferred stock, and regular quarterly dividends on the Company's common stock may not exceed 105 percent of the common stock dividends from the prior year.

       In the retail rate order effective January 1, 1995, the PSCW ordered that no dividend payment in excess of the level forecasted for 1995 ($58.1 million) may be paid, if such dividend payments would reduce WP&L's average common equity ratio below the test year forecasted level of 51.93 percent.

   Proposed Merger

       The Company, IES Industries Inc. ("IES"), and Interstate Power
   Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

       The operating revenues, net income from continuing operations and total assets of the companies were as follows:
                                                                 PRO FORMA
                                                                  COMBINED
                                  WPLH        IES        IPC    (Unaudited)
                                             (in thousands)

  1995 Operating revenues      $807,255    $851,010  $318,542   $1,976,807
  1995 Income from              $71,618     $64,176   $25,198     $160,992
   continuing operations
  Assets at December 31,     $1,872,414  $1,985,591  $634,316   $4,492,321
   1995


       Under the terms of the Merger Agreement, the outstanding shares of the Company's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain the Company's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of the Company declared a quarterly dividend of 49.25 cents per share. This represents an annual rate of $1.97 per share.

       IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. ("IES Utilities") and IES Diversified Inc. ("IES Diversified"). IES Utilities supplies electric and gas service to approximately 333,000 and 174,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

       Interstate Energy will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended, ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years after the effective date of the merger. In addition, the non-utility operations of the Company and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

       The Securities and Exchange Commission ("SEC") historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and IES, within a reasonable time after the effective date of the Proposed Merger.

   ITEMS 6 AND 7. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SELECTED FINANCIAL DATA

                                      1995             1994       1993        1992         1991
                                          (in millions, except per share data)

   Operating revenues  . . . . .         $807        $796         $739        $673          $670
   Income from continuing
    operations . . . . . . . . .          $72         $66          $64         $58           $66
        Per share  . . . . . . .        $2.33       $2.17        $2.15       $2.10         $2.42
   Discontinued operations . . .         $(13)        $(1)         $(1)        ---           ---
        Per share    . . . . . .       $(0.43)     $(0.04)      $(0.04)        ---           ---
   Net income available for
    common stockholders  . . . .          $58         $65          $63         $58           $66
        Per share  . . . . . . .        $1.90       $2.13        $2.11       $2.10         $2.42
   Cash dividends paid per share        $1.94       $1.92        $1.90       $1.86         $1.80
   Total assets (at December 31)       $1,872      $1,806       $1,762      $1,566        $1,383
   Long-term debt, net (at
    December 31) . . . . . . . .         $430        $448         $425        $418          $367

   MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


   1995 COMPARED WITH 1994

   OVERVIEW

       Earnings per share of WPL Holdings, Inc. (the "Company") common stock decreased to $1.90 in 1995 from $2.13 in 1994 reflecting the 43-cent impact of discontinued operations arising from the sale of A&C Enercom Consultants, Inc., which is discussed in the "Other Events" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Consolidated income per share from continuing operations increased to $2.33 in 1995 as compared to $2.17 in 1994, after reflecting a restatement of the prior year for discontinued operations.

       The 16-cent increase per share from continuing operations reflects the impact of two non-recurring items in 1994 as well as higher earnings in 1995 at the Company's utility subsidiary, Wisconsin Power and Light Company ("WP&L"). The higher earnings at the utility subsidiary were primarily the result of higher electric and gas margins (see "Electric Operations and Gas Operations" section of the MD&A), and aggressive cost management.

       The two non-recurring items affecting net income for 1994 were the reversal of a coal contract penalty and costs associated with early retirement and severance programs. The coal contract item is discussed in the "Other Events" section of the MD&A. The following break out presents the recurring aspects of 1995 and 1994 operations.

                                              1995        1994
   Earnings per share, as reported            $1.90         $2.13

   Per share impact of discontinued
    operations                                 0.43          0.04
                                              -----         -----
   Earnings per share from continuing
    operations                                 2.33          2.17
   Non-recurring items
      Coal contract penalty reversal            ---         (0.16)
      Early retirement and severance
       costs                                    ---          0.27
                                             ------        ------
   Earnings per share from continuing
    operations before non-recurring
    items                                     $2.33         $2.28
                                             ======        ======

       Heartland Development Corporation, ("HDC"), parent company of the Company's non-regulated operations, reported a loss from continuing operations of $1.5 million in 1995 and a gain of $0.1 million in 1994.
   The decline in earnings is primarily the result of higher interest expense and new business development costs.


   Electric Operations

                              Revenues and Costs       %             kWhs Sold            %          Customers at           %
                                (In Thousands)       Change        (In Thousands)       Change        End of Year         Change
                               1995         1994                1995          1994                 1995         1994

   Residential and Farm     $199,850     $194,242      3%      2,937,825     2,776,895    6%     329,643       322,924       2%
   Industrial                140,562      140,487      0%      3,872,520     3,764,953    3%         795           776       2%
   Commercial                102,129      101,382      1%      1,773,406     1,688,349    5%      44,730        43,793       2%
   Wholesale and Class A      97,350       86,400     13%      3,109,385     2,574,121   21%          48            42      14%
   Other                       6,433        9,236    (30%)        54,042        54,518   (1%)      1,294         1,256       3%
                             -------      -------                -------       -------            ------        ------
        Total                546,324      531,747      3%     11,747,178    10,858,836    8%     376,510       368,791       2%
                             =======      =======    ===      ==========    ==========  ===      =======       =======     ===
   Electric Production
    Fuels                    116,488      123,469     (6%)
   Purchased Power            44,015       37,913     16%
                             -------      -------    ---
   Margin                   $385,821     $370,365      4%
                            ========     ========    ===

        Electric margin increased 4 percent during 1995 compared with 1994 primarily due to higher sales combined with reduced aggregate costs per kWh for electric production fuels and purchased power. Kilowatthour sales increased 8 percent due to a much warmer summer than normal, increased sales to other utilities, a 2 percent growth in customers, and continued economic strength in the service territory. Partially offsetting these sales increases was a 2.8 percent decrease in retail electric rates effective January 1, 1995.

        A record setting heat wave resulted in WP&L setting a system peak of 2,197 megawatts on July 31, 1995. This reflects a 9.7 percent increase over the previous record system peak of 2,002 megawatts set in 1994.

        While overall kWh sales increased, the aggregate costs of electric production fuels and purchased power remained relatively unchanged. The stability of these costs reflects lower coal and transportation costs at WP&L's generating units in 1995 as well as the availability of attractive purchased power opportunities in the bulk power market.

    Gas Operations
                            Revenues and Costs                    Therms Sold                     Customers at
                              (In Thousands)       % Change      (In Thousands)     % Change      End of Year       % Change
                             1995        1994                   1995        1994                1995       1994

   Residential and Farm   $70,382      $71,555        (2%)      126,903    119,562       6%     129,576   124,938       4%
   Firm                    39,456       41,918        (6%)       91,316     87,487       4%      15,976    15,531       3%
   Interruptible            3,708        8,777       (58%)       12,148     24,809     (51%)        257       272      (6%)
   Transport. and Other    25,619       29,681       (14%)      169,121    142,252      19%         284       240      18%
                         --------     --------                  -------    -------              -------   -------
        Total             139,165      151,931        (8%)      399,488    374,110       7%     146,093   140,981       4%
                          =======      =======      ====        =======    =======     ===      =======   =======     ===
   Purchased Gas           84,002      100,942       (17%)
                          -------      -------      ----
   Margin                 $55,163      $50,989         8%
                           ======      =======      ====

        Gas margin increased 8 percent during 1995 compared with 1994 primarily as a result of higher sales volumes and favorable gas procurement strategies. Therm sales increased 7 percent principally due to residential customer growth reflecting the favorable economic conditions in WP&L's service territory and colder than normal weather in the fourth quarter, offsetting a mild January and February. The 8 percent decrease in gas revenues was the result of a pass through to customers of the lower cost of purchased gas. Under the current rate structure, future reductions in revenues resulting solely from such pass through would not be expected to have a material impact on earnings. The gas incentive program authorized by the Public Service Commission of Wisconsin also resulted in additional pre-tax earnings of $750,000 in 1995.

   Fees, Rents and Other Revenues

        Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under Heartland Development Corporation, as adjusted for discontinued operations. Revenues of the principal businesses of HDC were as follows:

                                    1995          1994

                                       (in millions)
   Environmental and
    engineering services           $88.6             $87.7
   Other                            29.0              20.2
                                  ------            ------
                                  $117.6            $107.9
                                  ======            ======

        The increase in other revenues in 1995 was attributable to higher energy marketing revenues and syndication fees associated with the development of affordable housing properties for institutional investors. Due to uncertainties as to the future of the affordable housing tax credit program, the Company is not making additional commitments in this area at this time. While revenues of the environmental and engineering business were relatively unchanged, margins were lower in 1995 reflecting greater price competition in that industry.

        In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue received from the water utility operations of WP&L. These revenues represented $4.2 million and $4.1 million, respectively, in 1995 and 1994.

   Operating Expenses

        Operations expense includes expenses related to the Company's utility operations, parent company and the non-regulated businesses of HDC. The distribution of operations expense was as follows:

                                        1995        1994
                                              (in millions)

   Utility operations                 $137.4         $148.4
   Non-regulated businesses and
    parent company operations          113.4           97.8
                                      ------         ------
        Total                         $250.8         $246.2
                                       =====          =====

        The decline in utility-related operations expense principally reflects the impact of a $13.7 million charge for early retirement and severance costs in 1994. While the utility was able to achieve savings in 1995 from its continued reengineering of operations, these savings were offset somewhat by higher conservation expenses.

        The increase in operations expense associated with the non-regulated businesses and parent company principally reflects higher costs at the energy marketing company, Heartland Energy Services Inc. In addition, this business experienced additional administrative costs associated with new business development resulting in an operating loss in 1995 of 3 cents per share.

         The environmental and engineering business also incurred higher operations costs. However, as a result of realigning its business in 1995 through the sale of selected operations as discussed in the "Other Income and Deductions" section of the MD&A, the environmental and engineering business was able to maintain a 7 cent per share contribution to earnings in both 1995 and 1994.

        As is typical of the affordable housing business, operating expenses exceeded operating income. However, after adjusting for the tax benefits and credits associated with this business, the affordable housing business contributed approximately 4 cents per share in 1995 and 3 cents per share in 1994.

        The increase in depreciation expense in 1995 is primarily the result of property additions at the utility and higher contributions to WP&L's external nuclear decommissioning trust.

   Other Income and Deductions

        Other income and deductions in 1994 include after-tax income of $5.3 million related to the reversal of a coal contract penalty as discussed in the "Other Events" section of the MD&A. In addition, income associated with the allowance for funds used during construction ("AFUDC") decreased in 1995 due to significantly lower construction-work-in-progress amounts and a lower Federal Energy Regulatory Commission ("FERC") AFUDC rate.

        Other income also includes $2.2 million associated with the gain on the sale of various investments and environmental consulting divisions in 1995 by HDC, offset somewhat by expenses associated with the Company's plans to merge with two Iowa-based utility companies. See the "Other Events" section of the MD&A.

   Interest Expense

        Interest expense increased due to the higher levels of short-term debt and higher short-term interest rates. During the second quarter of 1995, WP&L repurchased $18 million of Series V bonds from private investors. WP&L applied revenue neutral treatment to these reacquired bonds which are anticipated to be refinanced in 1996.

   Income Taxes

        Despite higher operating income in 1995, the income tax expense was unchanged due to prior years' tax adjustments resolved in 1995.


   1994  COMPARED WITH 1993

   OVERVIEW

        Earnings per share of the Company's common stock increased to $2.13 in 1994 compared with $2.11 in 1993. Earnings per share from continuing operations increased from $2.15 in 1993 to $2.17 in 1994 reflecting the sale of A&C Enercom Consultants, Inc. (see "Other Events" section of the MD&A). Earnings for 1994 were significantly affected by two non-recurring items from the Company's utility subsidiary, WP&L. These items were the reversal of a coal contract penalty and costs associated with early retirement and severance programs. The reversal of the coal contract penalty is discussed in the "Other Events" section of the MD&A. The following break out presents the recurring aspects of 1994 and 1993 operations.
                                                      1994       1993
   Earnings per share, as reported                   $2.13      $2.11
   Per share impact of discontinued
    operations                                        0.04       0.04
                                                     -----     ------
   Earnings per share from continuing
    operations                                        2.17       2.15
   Non-recurring items
      Coal contract penalty reversal                 (0.16)       ---
      Early retirement and severance
       costs                                          0.27       0.04
                                                     -----      -----
   Earnings per share before non-
    recurring items                                  $2.28      $2.19
                                                     =====       ====

     The increase in the "Earnings per share before non-recurring items" primarily reflects an increase in operating earnings from WP&L. The increase was somewhat offset by program start-up costs associated with expansion of the affordable housing and energy marketing services businesses of the Company's non-regulated subsidiary, Heartland Development Corporation.

   Electric Operations
                              Revenues and Cost        %            kWhs Sold            %       Customers at       %
                                (In Thousands)       Change       (In Thousands)      Change      End of Year     Change
                               1994        1993                  1994        1993               1994      1993

   Residential and Farm      $194,242    $184,176       5%     2,776,895   2,751,363     1%    322,924   316,870    2%
   Industrial                 140,487     132,903       6%     3,764,953   3,540,082     6%        776       714    9%
   Commercial                 101,382      95,977       6%     1,688,349   1,629,911     4%     43,793    42,884    2%
   Wholesale and Class A       86,400      78,955       9%     2,574,121   2,388,131     8%         42        39    8%
   Other                        9,236      11,176     (17%)       54,518      51,073     7%      1,256     1,236    2%
                              -------     -------             ----------   ---------           -------   -------
        Total                 531,747     503,187       6%    10,858,836  10,360,560     5%    368,791   361,743    2%
                              =======     =======     ===     ==========  ==========   ===     =======   =======  ===
   Electric Production
    Fuels                     123,469     123,919       0%
   Purchased Power             37,913      28,574      33%
                             --------     -------     ---
   Margin                    $370,365    $350,694       6%
                             ========    ========     ===

        WP&L's electric margin increased 6 percent during 1994 compared to 1993. The primary factor was a 3.8 percent retail rate increase effective October 1, 1993. Strong economic conditions in the industrial and commercial customer classes and residential customer growth contributed to higher sales.

             Electric production fuel costs were reasonably stable for 1994. The volume of purchased power increased as a result of WP&L's efforts to conserve coal inventories during a rail strike in the third quarter of 1994. The financial impact on WP&L's operating results was not material.

   Gas Operations

                                Revenues and Cost               Therms Sold        %       Customers at
                                  (In Thousands)   % Change   (In Thousands)    Change      End of Year    % Change
                                  1994      1993              1994      1993              1994      1993

   Residential and Farm         $71,555    $71,632     0%    119,562  120,005
   Firm                          41,918     40,748     3%     87,487   87,038      1%    15,531    15,088      3%
   Interruptible                  8,777     11,247   (22%)    24,809   27,872    (11%)      272       261      4%
   Transport. and Other          29,681     13,643   118%    142,252   84,877     68%       240        85    182%
                                -------    -------           -------  -------           -------
        Total                   151,931    137,270    11%    374,110  319,792     17%   140,981   136,263      3%
                                =======    =======  ====     =======  =======    ===    =======   =======    ===
   Purchased Gas                100,942     90,505    12%
                                -------    -------  ----
   Margin                       $50,989    $46,765     9%
                                =======    =======  ====

        Gas margin increased 9 percent in 1994 from 1993 primarily due to a
   1.4 percent retail rate increase effective October 1, 1993, and higher sales to firm service customers. The overall cost of purchased gas declined reflecting WP&L's effective use of opportunities on the gas spot market.

   Fees, Rents and Other Revenues

        Environmental services revenue increased due to continued strong demand. Other revenues increased due to an increased number of affordable housing project syndications.

   Operating Expenses

        Operations expense increased primarily due to several early retirement and severance programs offered in 1994 and increased program start-up costs associated with the expansion of the Company's affordable housing and energy services businesses. Depreciation expense increased 10 percent, principally reflecting increased property additions and increased decommissioning costs.

        Partially offsetting these costs were reductions in WP&L's operating costs resulting from the ongoing reengineering of its processes. Maintenance expense decreased between years due to the variation in the timing and extent of maintenance on its generating facilities between years. Secondarily, a severe storm in the summer of 1993 increased 1993's maintenance expense related to service restoration.

   Other Income and (Deductions)

        Other income increased resulting from the reversal of a coal contract penalty which is discussed in the "Other Events" section of the MD&A.

   Income Taxes

        Income taxes increased between years primarily due to higher taxable income. Affordable housing tax credits declined as HDC reduced its ownership interests in qualifying properties late in 1993, placing more emphasis on the generation of syndication and development fees and retaining only small ownership interests in additional properties.

   LIQUIDITY AND CAPITAL RESOURCES

        During 1995 and 1994 the Company generated sufficient cash flows from operations and short-term borrowings to cover operating expenses, cash dividends, and investment activities. In 1993, cash flows from operations covered a portion of investing activities, the remainder was generated through the issuance of common stock and long and short-term debt. Cash flows from operations increased to $186 million in 1995 compared with $172 million and $148 million in 1994 and 1993, respectively.

   Rates and Regulatory Matters

        Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a 0.5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from the
   previous 11.6 percent.   None of these events is expected to have a
   material impact on earnings. Further, the PSCW approved certain incentive programs described below:

   1. The retail electric fuel adjustment mechanism, which allowed costs to fluctuate within a 3 percent band width, was eliminated. The elimination of the adjustment mechanism did not have a material effect on 1995 earnings and is not expected to materially impact 1996 results.

   2. The automatic purchased gas adjustment clause was also eliminated. The fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million pre-tax. For 1995, WP&L earned $750,000 pre-tax under this incentive mechanism. The customers' share of this program is $1.1 million pre-tax which will be refunded to customers in April 1996. The refund has been fully reserved in the 1995 financial results.

   3. In order to promote air quality and delivery system reliability, there are SO2 emissions and service reliability incentive clauses. Positive incentives available under these clauses include $1.5 million pre-tax for the SO2 emissions and $.5 million pre-tax for the service reliability. WP&L's earnings are also negatively exposed for equal amounts. For calendar year 1995, WP&L collected $2.0 million pre-tax in revenues and also deferred $2.1 million pre-tax in revenues. WP&L plans to refund the $2.1 million to customers in April 1996, resulting in no material impact on 1995 revenues.

   Industry Outlook

       The primary business of WPL Holdings, Inc. is that of its public utility, WP&L, which is subject to regulation by the PSCW and the FERC. The stated goal of the PSCW in its natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric utility restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000. The Company cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. The Company believes, however, that it is well positioned to compete in a deregulated
   environment.    WP&L's rates to all customer classes are competitive
   within the state of Wisconsin and below the average in the Midwest region.

       The FERC is developing regulation which will begin to provide open access to utility transmission facilities for wholesale electric customers subject to certain approved FERC tariffs. WP&L believes its existing open access tariffs position it well to compete under such market conditions.

   Financing and Capital Structure

       The level of short-term borrowings fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. The Company's operating subsidiaries generally borrow on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. The subsidiaries periodically reduce their outstanding short-term borrowings through the issuance of long-term debt and through the Company's additional investment in their common equity. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The Company also anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and rating services. Commercial paper has been rated A-1+ by Standard & Poor's Corp. and P-1 by Moody's Investors Service. Bank lines of credit of $141.9 million at December 31, 1995, are available to support these borrowings.

       The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and gas commodity price risks. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps was $123 million and $150 million, respectively, for the years ended December 31, 1995 and 1994. The Company uses gas commodity swaps to hedge the price risks associated with the purchase and sale of stored gas.

       The Company's capitalization at December 31, 1995, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 47 percent common equity, 5 percent preferred stock and 48 percent debt. The common equity to total capitalization ratio at December 31, 1995, decreased to 47 percent from 49 percent at December 31, 1994.

       In accordance with the terms of the Merger Agreement (see "Other Events" section of the MD&A), the Company may not declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to cumulative preferred stock, and regular quarterly dividends on common stock may not exceed 105 percent of the common stock dividends from the prior year.

       The retail rate order effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the two-year period ending December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the Company that are in excess of the level forecasted for 1995 ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1995, WP&L's common equity ratio was 52.6 percent.

   Capital Requirements

       The Company's largest subsidiary, WP&L, is a capital-intensive
   business and requires large investments in long-lived assets.   Therefore,
   the Company's most significant capital requirements relate to construction expenditures. Additions to utility plant decreased in 1995 by $29.6 million and in 1994 by $25.9 million primarily due to the completion of two 86-megawatt combustion-turbine generators in 1994. Estimated capital requirements for WP&L for the next five years are as follows:

                                         1996         1997          1998         1999         2000
                                                                    (in millions)
    Construction expenditures
      Electric                         $81.5         $79.5        $75.3         $77.9        $72.0
      Gas, water and common             41.7          38.9         31.1          31.4         32.1
      Nuclear fuel                       8.3          10.0          8.2           9.7         13.7
      Decommissioning fund              15.4          16.3         17.2          18.3         18.7
      AFUDC                              2.5           2.2          1.3           1.4          1.4
                                       -----         -----        -----         -----        -----
        Total construction
         expenditures                  149.4         146.9        133.1         138.7        137.9
    Changes in working capital
     and other                          (8.3)          7.1        (16.3)           .2         (6.1)
                                       -----        ------       ------        ------       ------
        Total construction and
         operating capital             141.1         154.0        116.8         138.9        131.8
     Long-term debt maturities            --          55.0          8.9            --          1.9
    Manufactured gas plant
      remediation                        6.8          11.4          8.6           0.6          0.6
                                       -----         -----        -----         -----        -----
         Total capital
           requirements               $147.9        $220.4       $134.3        $139.5       $134.3
                                      ======        ======       ======        ======       ======


        Included in the construction expenditure estimates, in addition to the recurring additions and improvements to the distribution and transmission systems, are the following: 1) expenditures for managing and controlling electric line losses and for the electric delivery system that will reduce electric line losses and enhance WP&L's interconnection capability with other utilities; 2) expenditures related to upgrading computer systems to improve productivity and customer service; and 3) expenditures associated with the construction of an 86-megawatt combustion-turbine generator expected to become operational in 1996. The decommissioning expenditures represent both the amount of annual contribution to external trust funds and the income earned on the external trust funds. These amounts are recorded in depreciation expense and recovered in rates. The Company expects to contribute $10.7 million annually to this fund.

        The steam generator tubes at the Kewaunee Nuclear Power Plant ("Kewaunee") are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shutdown for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degeneration. Prior to shutdown the equivalent of approximately 12 percent of the tubes in the steam generators were plugged, with no loss of capacity. When the plant was returned to service in May 1995, approximately 21 percent of the tubes were plugged.

        As a result of the need to address the repair or replacement of the steam generators, the owners of Kewaunee have been, and are continuing to, evaluate various alternatives to deal with the capacity degradation of the steam generator tubes. As part of this evaluation the owners have:

      (a) submitted a request to the NRC to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes) which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, the requested redefinition of the pressure boundary point should allow the plant to return to full output. Testing of three tubes removed during the 1995 refueling outage indicates structural soundness equal to the original tube strength. Management believes the request will be granted by the NRC;

      (b) requested approval from the NRC to pursue welded repair technologies to return plugged tubes to service. Although welded tube repair technologies exist, the technology is not presently approved by the NRC; and

      (c) continued to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

        The owners continue to evaluate the potential financial and regulatory implications of a change in ownership (which would likely require, as a condition precedent, authority to replace the steam generator) or early shutdown of Kewaunee. WP&L believes that the best near term economic alternative for the owners of Kewaunee is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of steam generator
   tubes during the fall 1996 refueling outage.   On December 31, 1995, the
   net book value of WP&L's share of Kewaunee was $57.0 million.

        Physical decommissioning of Kewaunee is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. WP&L's share of the decommissioning costs is estimated to be $169 million in 1995 dollars, assuming the plant is operating through 2013, based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The market value of the investments in the funds established by WP&L at December 31, 1995, totaled $73.4 million.

        Capital requirements for HDC, the Company's non-utility subsidiary, generally consist of funds used for investing in development of affordable housing projects and for business acquisition activity. In addition, funds are required periodically to provide for changes in working capital for the operations of existing businesses.

        In addition to those items mentioned above, requirements at HDC over the next five years are expected to emphasize implementation of project development at the energy marketing company, Heartland Energy Group ("HEG"). ENSERV, a subsidiary of HEG, will provide energy supply services for customers including project feasibility, engineering, financing and management.

   Capital Resources

        One of the Company's objectives is to finance utility construction expenditures through WP&L's internally generated funds supplemented, when required, by outside financing. With this objective in place, WP&L has financed an average of 68 percent of its construction expenditures during the past five years from internal sources. However, during the next five years, the Company expects this percentage to increase primarily due to relatively stable level of construction expenditures and higher depreciation rates beginning in 1997. External financing sources such as the issuance of long-term debt, short-term borrowings and equity contributions from its parent, WPL Holdings, Inc. will be used by WP&L to finance the remaining construction expenditure requirements for this period. Expectations are that approximately $60 million of long-term debt will be issued in 1996. HDC's financing of capital requirements will be accomplished through internally generated funds, supplemented by external borrowings and equity contributions from WPL Holdings, Inc.


   NEW ACCOUNTING PRONOUNCEMENTS

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation Plans" which establishes standards of financial accounting and reporting for stock based compensation plans. As allowed under SFAS No. 123, the Company will continue to apply APB No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based compensation plans when the statement becomes effective in 1996. As a result, this statement will have no impact on the financial position or results of operations of the Company.

               In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for evaluating the recoverability of regulatory assets and real estate investments. The Company adopted this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company which may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

   INFLATION

               The impacts of inflation on WP&L are currently mitigated
   through current ratemaking methodologies.   Although rates will be held
   flat until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements. Inflationary impacts on the non-regulated businesses are not anticipated to be material to the Company.

   OTHER EVENTS

   Sale of Business Segment

               The Company's financial statements reflect the discontinuance of operations of A&C Enercom Consultants, Inc., its utility energy and marketing consulting business, in 1995. The discontinuance of this business resulted in a pre-tax loss of $7.7 million ($11.0 million net of the applicable income tax expenses). Operating revenues, operating expenses, other income and expense and income taxes from the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

               Operating revenues, related losses, and income tax benefits associated with the discontinued operations for the indicated time periods were as follows:

                                            Year Ended December 31,
                                          1995        1994         1993
                                                  (in thousands)

    Operating revenues  . . . . . .      $24,979      $34,798      $33,340
                                          ======       ======       ======
    Loss from discontinued
     operations before income tax .       $3,663       $1,806       $1,761
    Income tax benefit  . . . . . .        1,451          632          599
                                          ------       ------       ------
    Loss from discontinued
     operations . . . . . . . . . .       $2,212       $1,174       $1,162
                                          ======       ======       ======

   Coal Contract Penalty

               In November 1989, the PSCW concluded that WP&L did not properly administer a coal contract, resulting in an assessment to compensate ratepayers for excess fuel costs having been incurred. As a result, WP&L recorded a reserve in 1989 that had an after-tax effect of reducing 1989 net income by $4.9 million. The PSCW decision was found to represent unlawful retroactive rate-making by both the Dane County Circuit Court and the Wisconsin Court of Appeals. The case was then appealed to the Wisconsin Supreme Court.

               In January 1994, the Wisconsin Supreme Court affirmed the decisions of the Dane County Circuit Court and Wisconsin Court of Appeals. In management's opinion, all avenues for appeal have been exhausted. As a result, WP&L reversed the entire reserve and was also allowed to collect interest on amounts of the penalty previously refunded to ratepayers. The reversal of the reserve plus interest had an after-tax affect of increasing net income in 1994 by $5.3 million.

   Proposed Merger

               The Company, IES Industries Inc. ("IES"), and Interstate Power Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and regulatory approvals by the second quarter of 1997. The corporate headquarters of Interstate Energy will be in Madison.

               The business of Interstate Energy will consist of utility operations and various non-utility enterprises, and it is expected that its utility subsidiaries will serve more than 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

               The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                  PRO FORMA
                                                                  COMBINED
                                  WPLH        IES        IPC     (Unaudited)
                                                (in thousands)

  1995 operating revenues      $807,255    $851,010  $318,542    $1,976,807
  1995 net income from
    continuing operations       $71,618     $64,176   $25,198      $160,992
  Assets at December 31,
    1995                     $1,872,414  $1,985,591  $634,316    $4,492,321

               Under the terms of the Merger Agreement, the outstanding shares of the Company's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain the Company's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of WPL Holdings Inc. declared a quarterly dividend of 49.25 cents. This represents an annual rate of $1.97 per share.

               Interstate Energy will be the parent company of Wisconsin Power and Light Company, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy.

               The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and IES, within a reasonable time after the effective date of the Proposed Merger.

               Legislation to repeal the 1935 Act was introduced in Congress in 1995 and is pending. No assurance can be given as to when or if such legislation will be considered or enacted. The Staff of the SEC has also recommended that the SEC "permit combination systems by registered holding companies if the affected states concur," and the SEC has proposed rules that would relax current restrictions on investment by registered holding companies in certain "energy related," non-utility businesses. No prediction can be made as to the outcome of these legislative and regulatory proposals.

   Union Contract

               The three year contract WP&L has with the International Brotherhood of Electrical Workers, Local 965 is in effect until June 1, 1996. The contract covers 1,601 of WP&L's employees which represents approximately 69 percent of the total employees at December 31,1995. At this time the results of negotiations cannot be estimated.

   Environmental

               WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities upon its generating, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of both present and future generating units.

               Under the Federal Clean Water Act, National Pollutant Discharge Elimination System permits for generating station discharge into water ways are required to be obtained from the Wisconsin Department of Natural Resources ("DNR") to which the permit program has been delegated. These permits must be periodically reviewed. The Company has obtained such permits for all of its generating stations or has filed timely applications for renewals of such permits.

               Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its fossil-fueled generating facilities. While periodic exceedances in air emissions may occur, management promptly acts on these excursions and works with the DNR
   to resolve any permit compliance issues.   With the passage of the new
   Federal Clean Air Act Amendments, the state is required to include these provisions in its permit requirements. WP&L has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. WP&L has also completed application for Phase II permits under the Clean Air Act in compliance with the time lines identified. The state Title V operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits are expected to be issued in 1996. Until such time, the facilities will continue to operate under their existing permit conditions.

               WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac combustion-turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides are required in 1996 at the combustion turbine site. WP&L has installed these monitors, and will complete certification tests for the equipment by May 1996. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

               For a discussion of the Company's liability regarding environmental remediation at certain manufactured gas plant sites formerly operated by WP&L, see Note 11 of "Notes to Consolidated Financial Statements."

   Dividend Declaration

               On January 24, 1996, the Board of Directors of WPL Holdings, Inc. declared a quarterly dividend on common stock. The dividend is 49.25 cents per share payable February 15 to shareowners of record on February 2, 1996.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   REPORT ON THE FINANCIAL INFORMATION

   WPL Holdings, Inc. management is responsible for all the information appearing in this annual report and for the accuracy and internal consistency of that information. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

   Through a well-developed system of internal controls, management seeks to ensure the integrity and objectivity of the financial information presented in this report. This system of internal control is designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed according to management's authorizations and are recorded in accordance with the appropriate accounting principles.

   The Board of Directors participates in the financial information reporting process through its Audit Committee.






   Erroll B. Davis Jr.
   President and Chief Executive Officer
   WPL Holdings, Inc.




   Edward M. Gleason
   Vice President, Treasurer and Corporate Secretary
   Principal Financial Officer
   WPL Holdings, Inc.




   Daniel A. Doyle
   Vice President, Finance, Controller and Treasurer
   Wisconsin Power and Light Company
   Principal Accounting Officer
   WPL Holdings, Inc.


   January 26, 1996




   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To WPL Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of WPL HOLDINGS, INC. (a Wisconsin corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common shareowners' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Holdings, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                               ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin,
   January  26, 1996


                            WPL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                         Year Ended December 31,
                                    1995         1994          1993
                                   (in thousands except for per-share
                                                  data)
   Operating revenues:
     Electric  . . . . . . . . .   $546,324     $531,747     $503,187
     Gas . . . . . . . . . . . .    139,165      151,931      137,270
     Fees, rents and other . . .    121,766      112,039       98,147
                                    -------      -------      -------
                                    807,255      795,717      738,604
                                    -------      -------      -------
   Operating expenses:
     Electric production
        fuels  . . . . . . . . .    116,488      123,469      123,919
     Purchased power . . . . . .     44,015       37,913       28,574
     Purchased gas . . . . . . .     84,002      100,942       90,505
     Other operation . . . . . .    250,796      246,212      221,840
     Maintenance . . . . . . . .     42,043       41,227       44,763
     Depreciation and
        amortization . . . . . .     86,319       80,351       68,680
     Taxes other than income . .     34,188       33,788       32,379
                                    -------      -------      -------
                                    657,851      663,902      610,660
                                    -------      -------      -------
   Operating income  . . . . . .    149,404      131,815      127,944
                                    -------      -------      -------
   Other income and
    (deductions):
     Allowance for equity funds
       used during construction       1,425        3,009        2,978
     Other, net  . . . . . . . .      3,103        7,610         (633)
                                    -------      -------       ------
                                      4,528       10,619        2,345
                                    -------      -------       ------
   Interest expense:
     Interest on debt  . . . . .     43,559       37,686       38,073
     Allowance for borrowed
      funds used during
      construction . . . . . . .       (663)      (1,029)      (1,053)
                                    -------      -------      -------
                                     42,896       36,657       37,020
                                    -------      -------      -------
   Income from continuing
    operations before income
    taxes  . . . . . . . . . . .    111,036      105,777       93,269
   Income taxes  . . . . . . . .     36,108       36,043       25,656
   Preferred stock dividends of
    subsidiary . . . . . . . . .      3,310        3,310        3,928
                                    -------      -------      -------
   Income from continuing
    operations . . . . . . . . .     71,618       66,424       63,685
                                    -------      -------      -------
   Discontinued operations (Note
    13):
     Loss from operation of
      discontinued subsidiary
      net of applicable tax
      benefits of $1,451, $632,
      and $599 . . . . . . . .        2,212        1,174        1,162

     Loss on disposal of
      subsidiary net of
      applicable taxes of $3,271     10,974         ----         ----
                                    -------      -------      -------
                                     13,186        1,174        1,162
                                    -------      -------      -------
   Net Income  . . . . . . . . .    $58,432      $65,250      $62,523
                                    =======       ======      =======
   Earnings per share:
     Income from continuing
      operations . . . . . . . .      $2.33        $2.17        $2.15
     Discontinued operation  . .      (0.43)       (0.04)       (0.04)
                                      -----        -----        -----
     Net income  . . . . . . . .      $1.90        $2.13        $2.11
                                      =====        =====        =====
   Weighted average number of
    shares of common stock
    outstanding  . . . . . . . .     30,774       30,671       29,681
                                     ======       ======       ======
   Cash dividends paid per share      $1.94        $1.92        $1.90
                                      =====        =====        =====

   The accompanying notes are an integral part of the consolidated financial statements.


   WPL HOLDINGS, INC.
   CONSOLIDATED BALANCE SHEETS
                                         Year Ended December 31,
                                         1995              1994
                                         (dollars in thousands)
   ASSETS
   Utility plant:

    Plant in service--
     Electric  . . . . . . . .         $1,681,093        $1,611,351
     Gas . . . . . . . . . . .            217,678           204,514
     Water . . . . . . . . . .             22,518            22,070
     Common  . . . . . . . . .            136,943           123,254
                                        ---------        ----------
                                        2,058,232         1,961,189
    Dedicated decommissioning
     funds, at market  . . . .             73,357            51,791
                                        ---------         ---------
                                        2,131,589         2,012,980
    Less--accumulated
     provision for
     depreciation  . . . . . .            887,562           808,853
                                        ---------         ---------
                                        1,244,027         1,204,127
    Construction work in
     progress  . . . . . . . .             36,996            42,732
    Nuclear fuel, net  . . . .             18,867            19,396
                                        ---------         ---------
       Total utility plant . .          1,299,890         1,266,255
                                        ---------         ---------
   Other property and
    equipment:
     Rental, net . . . . . . .            102,206            96,536
     Other, net  . . . . . . .             42,563            26,693
                                         --------          --------
        Total other property
         and equipment, net  .            144,769           123,229
   Investments . . . . . . . .             12,105            12,320
   Current assets:                       --------           -------
     Cash and equivalents  . .             11,386             7,273
     Net accounts receivable
      and unbilled revenue,
      less allowance for
      doubtful accounts of
      $1,735 and $1,964,
      respectively . . . . . .             94,648            71,465
     Coal, at average cost . .             14,625            15,824
     Materials and supplies, at
      average cost . . . . . .             20,723            21,618
     Gas in storage, at average
      cost . . . . . . . . . .              6,319             7,975
     Prepayments and other . .             27,987            30,279
                                         --------           -------
         Total current assets             175,688           154,434
                                         --------           -------
   Restricted cash . . . . . .              3,266             3,217
                                         --------           -------
   Deferred charges:
       Regulatory assets . . .            156,740           144,476
       Other . . . . . . . . .             79,956           101,970
                                         --------          --------
         Total deferred charges           236,696           246,446
                                        ---------         ---------
   TOTAL ASSETS  . . . . . . .         $1,872,414        $1,805,901
                                        =========        ==========

   CAPITALIZATION AND
    LIABILITIES
   Capitalization:
      Common shareowners'
       investment  . . . . . .           $597,470          $597,798

      Subsidiary preferred
       stock not mandatorily
       redeemable  . . . . . .             59,963            59,963
      Long-term debt, net  . .            430,362           448,110
                                         --------         ---------
        Total capitalization .          1,087,795         1,105,871
                                        ---------         ---------
   Current liabilities:
      Current maturities of
       long-term debt  . . . .              3,397             2,832
      Variable rate demand
       bonds . . . . . . . . .             56,975            56,975
      Short-term debt  . . . .            109,525            64,501
      Accounts payable and
       accruals  . . . . . . .             94,898            71,949

      Accrued payroll and
       vacation  . . . . . . .             14,299            17,357
      Accrued taxes  . . . . .              6,483             6,395
      Accrued interest . . . .              9,214             9,138
      Other  . . . . . . . . .             26,783            21,925
                                        ---------         ---------
         Total current
          liabilities  . . . .            321,574           251,072
                                        ---------         ---------
   Other credits:
      Accumulated deferred
        income taxes . . . . .            241,150           224,049
      Accumulated deferred
        investment tax
        credits  . . . . . . .             38,842            40,758
      Accrued environmental
        remediation costs  . .             76,852            79,280
      Deferred credits and
        other  . . . . . . . .            106,201           104,871
                                        ---------         ---------
         Total other credits .            463,045           448,958
                                        ---------         ---------
   Commitments and
    contingencies (Note 11)

   TOTAL CAPITALIZATION AND
    LIABILITIES  . . . . . . .         $1,872,414        $1,805,901
                                        =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Year Ended December 31,
                                          1995          1994        1993
                                             (dollars in thousands)

   Cash flows generated from
    (used for) operating activities:
   Net income  . . . . . . . . . . .     $58,432     $65,250     $62,523
   Adjustments to reconcile net
    income to net cash generated
    from operating activities:
    Depreciation and amortization  .      86,319      80,351      68,680
    Deferred income taxes  . . . . .      10,716      10,321       5,015
    Investment tax credit restored .      (1,916)     (1,926)     (1,967)
    Amortization of nuclear fuel . .       7,787       6,707       7,049
    Allowance for equity funds used
     during construction . . . . . .      (1,425)     (3,009)     (2,977)
    Loss on sale of subsidiary . . .      10,974         ---         ---
   Changes in assets and
    liabilities:
    Restricted cash  . . . . . . . .         (49)      3,495       5,417
    Net accounts receivable and
     unbilled revenue  . . . . . . .     (23,183)     (3,842)    (11,578)
    Coal . . . . . . . . . . . . . .       1,199         217       2,943
    Materials and supplies . . . . .         895          61          (6)
    Gas in storage . . . . . . . . .       1,656         779      (4,463)
    Prepayments and other  . . . . .       2,293      (7,028)     (1,226)
    Accounts payable and accruals  .      20,414      (6,245)        760
    Accrued taxes  . . . . . . . . .          88       6,965       1,438
    Other, net . . . . . . . . . . .      11,473      20,043      16,395
                                        --------     -------    --------
    Net cash generated from
     operating activities  . . . . .     185,673     172,139     148,003
                                         -------     -------    --------
   Cash flows generated from (used
    for) financing activities:
    Issuance of common stock . . . .         ---         ---      58,575
    Issuance of long-term debt . . .         ---         ---      11,538
    Issuance of preferred stock  . .         ---         ---      29,986
    Redemption of preferred stock  .         ---         ---     (29,986)
    Long-term debt maturities,
     redemptions and sinking fund
     requirements  . . . . . . . . .         756      24,993      (7,257)
    Net change in short-term debt  .      45,024     (27,401)     20,475
    Retirement of first mortgage
     bonds . . . . . . . . . . . . .     (18,000)        ---         ---
    Common stock cash dividends,
     less dividends reinvested . . .     (59,701)    (49,357)    (40,342)
    Other, net . . . . . . . . . . .         941      (1,061)     (2,052)
                                         -------    --------     -------
     Net cash (used for) generated
      from financing activities  . .     (30,980)    (52,826)     40,937
                                         -------    --------     -------
   Cash flows generated from (used
    for) investing activities:
    Additions to utility plant,
     excluding AFUDC . . . . . . . .     (93,857)   (123,460)   (149,333)
    Allowance for borrowed funds
     used during construction  . . .        (663)     (1,029)     (1,053)
    Dedicated decommissioning funds      (21,566)     (1,988)     (9,426)
    Purchase of other property and
     equipment . . . . . . . . . . .     (21,539)     (6,160)    (16,553)
    Other, net . . . . . . . . . . .     (12,955)      1,129       2,555
                                        --------    --------    --------

     Net cash used for investing
      activities . . . . . . . . . .    (150,580)   (131,508)   (173,810)
                                        --------    --------    --------

   Net increase (decrease) in cash
    and equivalents  . . . . . . . .       4,113     (12,195)     15,130
   Cash and equivalents at beginning
    of year  . . . . . . . . . . . .       7,273      19,468       4,338
                                        --------     -------     -------
   Cash and equivalents at end of
    year . . . . . . . . . . . . . .     $11,386      $7,273     $19,468
                                         =======      ======     =======
   Supplemental disclosures of cash
    flow information:

   Cash paid during the year:
    Interest on debt . . . . . . . .     $39,984     $36,914     $36,759
    Preferred stock dividends of
     subsidiary  . . . . . . . . . .      $3,310      $3,310      $3,928
    Income taxes . . . . . . . . . .     $29,499     $22,902     $20,743
   Non-cash financing activities:
    Dividends reinvested . . . . . .         ---      $9,653     $15,284


   The accompanying notes are an integral part of the consolidated financial statements.

     WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                              Years Ended December 31,
                                               1995             1994
                                              (dollars in thousands)
   Common shareowners' investment:
    Common stock $.01 par value,
     authorized--100,000,000 shares;
     issued and outstanding --30,773,588
     shares  . . . . . . . . . . . . . .          $308            $308
    Additional paid in capital . . . . .       305,223         304,442
    Reinvested earnings  . . . . . . . .       291,939         293,048
                                               -------         -------
     Total common shareowners'
      investment . . . . . . . . . . . .       597,470         597,798
                                               -------         -------
   Preferred stock:
   Wisconsin Power and Light Company--
    Cumulative, without par value,
     authorized 3,750,000 shares,
     maximum aggregate stated value
     $150,000,000;

    Preferred stock without mandatory
     redemption, $100 stated value--
     4.50% series, 99,970 shares
      outstanding  . . . . . . . . . . .         9,997           9,997
     4.80% series, 74,912 shares
      outstanding  . . . . . . . . . . .         7,491           7,491
     4.96% series, 64,979 shares
      outstanding  . . . . . . . . . . .         6,498           6,498
     4.40% series, 29,957 shares
      outstanding  . . . . . . . . . . .         2,996           2,996
     4.76% series, 29,947 shares
      outstanding  . . . . . . . . . . .         2,995           2,995
     6.20% series, 150,000 shares
      outstanding  . . . . . . . . . . .        15,000          15,000
    Cumulative, without par value, $25
     stated value;
     6.50% series, 599,460 shares
      outstanding  . . . . . . . . . . .        14,986          14,986
                                               -------         -------
        Total preferred stock  . . . . .        59,963          59,963
                                               -------         -------
   Long-term debt:
   Wisconsin Power and Light Company--
   First mortgage bonds:
    Series L, 6.25%, due 1998  . . . . .         8,899           8,899
    1984 Series A, variable rate, due
     2014 (5.25% at 12/31/95)  . . . . .         8,500           8,500
    1988 Series A, variable rate, due
     2015 (5.15% at 12/31/95)  . . . . .        14,600          14,600
    1990 Series V, 9.3%, due 2025  . . .        32,000          50,000
    1991 Series A, variable rate, due
     2015 (6.10% at 12/31/95)  . . . . .        16,000          16,000
    1991 Series B, variable rate, due
     2005 (6.10% at 12/31/95)  . . . . .        16,000          16,000
    1991 Series C, variable rate, due
     2000 (6.10% at 12/31/95)  . . . . .         1,000           1,000
    1991 Series D, variable rate, due
     2000 (6.10% at 12/31/95)  . . . . .           875             875
    1992 Series W, 8.6%, due 2027  . . .        90,000          90,000
    1992 Series X, 7.75%, due 2004 . . .        62,000          62,000
    1992 Series Y, 7.6%, due 2005  . . .        72,000          72,000
    1992 Series Z, 6.125%, due 1997  . .        55,000          55,000
                                               -------         -------
      Total first mortgage bonds . . . .       376,874         394,874
                                               -------         -------
   Heartland Development Corporation--
    Multifamily Housing Revenue Bonds
     issued by various housing and
     community development authorities,
     due 2004-2024, 2.00% - 7.55%  . . .        38,326          39,169
    Other mortgage notes payable, due
     1996-2042, 0% - 10.75%  . . . . . .        42,834          41,235
                                               -------         -------
                                                81,160          80,404
   WPL Holdings, Inc.--                        -------         -------
    8.96% Senior note, due 1997  . . . .        10,000          10,000
    8.59% Senior notes, due 2004 . . . .        24,000          24,000
                                               -------         -------
                                                34,000          34,000
                                               -------         -------
   Less--
    Current maturities . . . . . . . . .        (3,397)         (2,832)
    Variable rate demand bonds . . . . .       (56,975)        (56,975)
    Unamortized discount and premium,
     net . . . . . . . . . . . . . . . .        (1,300)         (1,361)
                                               -------         -------
      Total long-term debt, net  . .           430,362         448,110
                                             ---------       ---------
   TOTAL CAPITALIZATION  . . . . . . . .    $1,087,795      $1,105,871
                                             =========      ==========



   The accompanying notes are an integral part of the consolidated financial statements.

   WPL HOLDINGS, INC.
   CONSOLIDATED STATEMENTS OF COMMON SHAREOWNERS' INVESTMENT

                                        Year Ended December 31,

                                      1995        1994        1993
   Common stock:                             (dollars in thousands)

   Balance at beginning of year        $308       $305        $278
    Issued in connection with
     public offering . . . . . .        ---        ---          17
    Issued in connection with
     acquisitions  . . . . . . .        ---        ---           5
    Issued in connection with
     dividend reinvestment plan         ---          3           5
                                      -----      -----       -----
     Balance at end of year             308        308         305
                                      -----      -----       -----
   Additional paid-in capital:
     Balance at beginning of year   304,442    297,916     204,041
    Received in connection with
     public offering . . . . . .        ---        ---      58,558
    Received in connection with
     acquisitions  . . . . . . .        ---        ---      20,721
    Received in connection with
     dividend reinvestment plan         ---      9,650      15,279
    Common stock issuance expense       ---        ---      (1,888)
    Other  . . . . . . . . . . .        781     (3,124)      1,205
                                    -------    -------     -------
     Balance at end of year  . .    305,223    304,442     297,916
                                    -------    -------     -------

   Reinvested earnings:
     Balance at beginning of year   293,048    284,745     279,217
    Net income . . . . . . .         58,432     65,250      62,523
    Cash dividends ($1.94 per
     share, $1.92 per share, and
     $1.90 per share,
     respectively) . . . . . . .    (59,701)   (59,010)    (55,626)
    Expense of issuing stock and
     other . . . . . . . . . . .        160      2,063      (1,369)
                                    -------    -------     -------
     Balance at end of year  . .    291,939    293,048     284,745
                                    -------    -------     -------

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

   WP&L is a public utility predominantly engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

   HDC and its principal subsidiaries are engaged in business development in three major areas: 1) environmental and engineering services through the Heartland Environmental Holding Company ("HEHC") which is the parent company of RMT, Inc. ("RMT"), Jones and Neuse, Inc., and QES, Inc., 2) affordable housing through Heartland Properties, Inc. ("HPI") and 3) energy services which includes Heartland Energy Group, Inc., and Entec Consulting, Inc. In 1995, WPLH discontinued the operations of A&C Enercom Consultants, Inc., its utility energy and marketing consulting business. An agreement was reached to sell the assets of these operations in a cash transaction; the operating results of this entity have been excluded from continued operations in the consolidated financial statements (see "Note 13 Discontinued Operations").

   b.  Regulation:

   WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin ("PSCW") and the Illinois Commerce Commission have jurisdiction over retail rates, which represent approximately 82 percent of electric revenues plus all gas revenues. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over wholesale electric rates representing the balance of electric revenues. Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" provides that rate-regulated public utilities such as WP&L record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

   c.  Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will, in most cases, differ from those estimates.

   d.  Utility Plant and Other Property and Equipment:

   Utility plant and other property and equipment are recorded at original cost and cost, respectively. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction ("AFUDC"). The AFUDC capitalization rate for 1995 was
   6.68 percent. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   e.  Depreciation:

   The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                          Electric       Gas         Water        Common

             1995           3.3%         3.7%         2.5%         7.9%
             1994           3.2%         3.7%         2.5%         7.2%
             1993           3.2%         3.7%         2.5%         7.3%

   Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant is discussed in "Note 11. Commitments and
   Contingencies".   WP&L has filed a depreciation rate case with the PSCW
   requesting higher depreciation rates, which if approved, will be effective in 1997.

   Estimated useful lives related to other property and equipment are from 3 to 12 years for equipment and 31.5 to 40 years for buildings.

   f.  Nuclear Fuel:

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   g.  Revenue:

   WP&L accrues utility revenues for services provided but not yet billed. HDC records revenues earned but not billed and revenues from professional services rendered as incurred using a time and materials basis.

   h.  Electric Production Fuels and Purchased Gas:

       (1)Electric Production Fuels:

          Through 1994, the PSCW retail electric rates provided a range from which actual fuel costs could vary in relation to costs forecasted and used in rates. If actual fuel costs fell outside this range, a hearing could be held to determine if a rate change was necessary, and a rate increase or decrease could result.

          Beginning with WP&L's latest rate order UR-109, effective January 1, 1995, the automatic fuel adjustment clause was eliminated. In its absence, WP&L will benefit from reductions in fuel cost. Conversely, WP&L will be exposed to increases in fuel costs.

          An automatic fuel adjustment clause for the FERC wholesale portion of WP&L's electric business and South Beloit's retail rates operates to increase or decrease monthly rates based on changes in fuel costs.

       (2)Purchased Gas:

          Through 1994, WP&L's base gas cost recovery rates permitted the recovery of or refund to all customers for any increases or decreases in the cost of gas purchased from WP&L's suppliers through a monthly purchased gas adjustment clause.

          Beginning with UR-109, the monthly purchased gas adjustment clause was also eliminated. Thus, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will serve to increase or decrease WP&L's margin on gas sales. Fixed demand costs are excluded from the incentive program. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million pre-tax.

   i.  Cash and Equivalents:

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.

   j.  Income Taxes:

   The Company files a consolidated federal income tax return. Under the terms of an agreement between WPLH and its subsidiaries, WP&L and HDC calculate their respective federal tax provisions and make payments to WPLH as if they were separate taxable entities. Beginning in 1993, the Company fully provides deferred income taxes in accordance with SFAS No.109, "Accounting for Income Taxes" to reflect tax effects of reporting book and tax items in different periods. Investment tax credits are accounted for on a deferred basis and reflected in income ratably over the life of related property.

   As part of HPI's investments in affordable housing, HPI is eligible to claim affordable housing and historic rehabilitation credits. These tax credits can be recognized to the extent the Company has consolidated taxes payable.

   k.  Goodwill:

   The excess of the purchase cost over the fair value of net assets acquired is amortized over 20 to 30 years on a straight-line basis based on its estimated useful benefit. Subsequent to its acquisitions, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. To evaluate goodwill for possible impairment, the Company uses a forecast of the related business's discounted earnings over the remaining life of the goodwill. Goodwill (net of accumulated amortization) was $11,900 and $20,136 at December 31, 1995 and 1994, respectively. The decrease in goodwill is primarily due to the sale of A&C Enercom Consultants, Inc. (see "Note 13. Discontinued Operations" for further discussion).


   NOTE 2.  JOINTLY OWNED UTILITY PLANTS:

   WP&L participates with other Wisconsin utilities in the construction and operation of several jointly owned utility generating plants. The chart below represents WP&L's proportionate share of such plants as reflected in the Consolidated Balance Sheets at December 31, 1995 and 1994.

                                                                            1995                              1994
                                                                         Accumulated               Plant    Accumulated
                         Ownership   Inservice    Plant MW     Plant    Provision for               In     Provision for
                        Interest %      Date     Capacity    in Service  Depreciation    CWIP     Service  Depreciation    CWIP

   Coal:
    Columbia Energy
     Center                46.2     1975 & 1978     1,023       $160,348    $79,521     $881       $159,650   $78,573   $1,484
    Edgewater Unit 4       68.2         1969          330         50,762     26,759      216         50,206    25,394      181
    Edgewater Unit 5        75          1985          380        229,429     68,515        0        225,336    63,324       26
   Nuclear:
    Kewaunee Nuclear
    Power Plant             41          1974          535        132,211     76,096      836        132,726    72,367      452
                                                              ---------    --------   ------       -------   --------   ------
   Total                                                        $572,750   $250,891   $1,933       $567,918  $239,658   $2,143
                                                               ========    ========   ======        ======    =======   ======


   Each of the respective joint owners finances its portion of construction costs. WP&L's share of operations and maintenance expenses is included in the Consolidated Statements of Income.

   NOTE 3.  NET ACCOUNTS RECEIVABLE:

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract, and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.94 percent annual rate during 1995. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

   As of December 31, 1995 and 1994, the balance of sold accounts receivable that had not been collected totaled $79.5 million and $76.5 million, respectively. During 1995, the monthly proceeds from the sale of accounts receivable averaged $77.5 million, compared with $82.3 million in 1994.

   The Company does not have any significant concentrations of credit risk in the December 31, 1995 and 1994 net accounts receivable balances.


   NOTE 4.  REGULATORY ASSETS AND REGULATORY LIABILITIES:

   Certain costs and credits are deferred and amortized in accordance with authorized or expected ratemaking treatment. As of December 31, 1995 and 1994, regulatory created assets include the following:

                                        1995               1994

   Environmental remediation costs      $81,431           $82,179
   Tax related (see Note 6)              47,837            43,736
   Jurisdictional plant differences       7,517             7,173
   Decontamination and
    decommissioning costs of
    Federal enrichment facilities         6,555             7,100
   Other                                 13,400             4,288
                                        -------           -------
                                       $156,740          $144,476
                                        =======           =======

   The PSCW, in rate case UR-108, ordered the recovery of environmental remediation costs incurred be deferred and amortized over a five-year period with no recovery of the carrying costs on the unamortized balance.

   As of December 31, 1995 and 1994, WP&L had recorded regulatory related liabilities of $37,898 and $42,803, respectively. These liabilities are primarily tax related.

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

   NOTE 5.  EMPLOYEE BENEFIT PLANS:

   a.  Pension Plans:

   WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. WP&L's funding policy is to contribute at least the statutory minimum to a trust.

   The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. The discount rate used in determining those benefit obligations was 7.25, 8.25 and 7.25 percent for 1995, 1994 and 1993, respectively. The long-term rate of return on assets used in determining those benefit obligations was 9.00, 9.00 and 9.75 percent for 1995, 1994 and 1993, respectively.

   The following table sets forth the funded status of the WP&L plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994:


                                                1995           1994
   Accumulated benefit obligation--
      Vested benefits                        $(157,111)    $(134,829)
      Non-vested benefits                       (2,755)       (3,295)
                                              --------      --------
           Total benefits                     (159,866)     (138,124)
                                              ========     =========
   Projected benefit obligation               (184,937)     (154,283)
   Plan assets at fair value, primarily
    common stocks and fixed income
    securities                                 202,343       178,095
                                               -------       -------

   Plan assets in excess of projected
    benefit obligation                          17,406        23,812
   Unrecognized net transition asset           (16,928)      (19,376)
   Unrecognized prior service cost               4,022         5,679
   Unrecognized net loss                        24,685        14,737
                                               -------       -------
   Prepaid pension costs, included in
    other deferred charges                     $29,185       $24,852
                                               =======       =======


   The net pension cost (benefit) recognized in the Consolidated Statements of Income for 1995, 1994 and 1993 included the following components:

                                        1995         1994         1993
   Service cost                       $3,879       $5,123       $4,263
   Interest cost on projected
    benefit obligation                12,911       12,051       11,614
   Actual return on assets           (31,548)       1,016      (24,759)
   Amortization and deferral          15,103      (17,795)       8,430
                                      ------       ------       ------
   Net pension cost (benefit)           $345         $395        $(452)
                                        ====         ====        =====

   b. Postretirement Health Care and Life Insurance:

   Effective January 1, 1993, the Company prospectively adopted SFAS No 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 establishes standards of financial accounting and reporting for the Company's postretirement health-care and life insurance benefits. SFAS No. 106 requires the accrual of the expected cost of such benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L has elected delayed recognition of the transition obligation and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.

   The following table sets forth the plans' funded status:

                                             1995         1994
   Accumulated benefit obligation--
    Retirees                              $(35,639)    $(29,273)
    Fully eligible active plan
     participants                           (6,261)      (5,998)
    Other active plan participants          (8,091)      (7,675)
                                           -------      -------
     Total                                 (49,991)     (42,946)

   Plan assets at fair value                11,768        9,767
                                           -------      -------

   Accumulated benefit obligation in
    excess of plan assets                  (38,223)     (33,179)
   Unrecognized transition obligation       25,003       26,474
   Unrecognized loss                        1,166       (2,570)
                                           -------       ------
   Accrued postretirement benefits
    liability                             $(12,054)     $(9,275)
                                           =======      =======


   The net postretirement benefits cost recognized in the Consolidated Statements of Income for 1995, 1994 and 1993 included the following components:

                                        1995       1994        1993
   Service cost                      $1,495      $1,739      $1,463
   Interest cost on projected
    benefit obligation                3,567       3,135       3,151
   Actual return on assets           (2,051)       (253)       (696)
   Amortization of transition
    obligation                        1,471       1,527       1,560
   Amortization and deferral          1,313        (381)        (27)
                                      -----       -----       -----
   Net postretirement benefits cost  $5,795      $5,767      $5,451
                                      =====       =====       =====

   The postretirement benefits cost components for 1995 were calculated assuming health-care cost trend rates ranging from 11.5 percent for 1995 and decreasing to 5.0 percent by the year 2002. The health-care cost trend rate considers estimates of health care inflation, changes in utilization or delivery, technological advances, and changes in the health status of the plan participants. Increasing the health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $2.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $.5 million.

   The assumed discount rate used in determining the accumulated postretirement obligation was 7.25, 8.25 and 7.25 percent in 1995, 1994 and 1993, respectively. The long-term rate of return on assets was 9.00,
   9.00 and 9.50 percent in 1995, 1994 and 1993 respectively. Plan assets are primarily invested in common stock, bonds and fixed income securities. The Company's funding policy is to contribute the tax-advantaged maximum to a trust.

   c.        Other Post-employment Benefits:

   In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Post-employment Benefits". SFAS No. 112, which was effective January 1, 1994, establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The effect of adopting SFAS No. 112 was not material to the Company's financial position or results of operations.


   d.         Long-Term Equity Incentive Plan

   On January 23, 1994, the Company adopted the "WPL Holdings, Inc. Long-Term Equity Incentive Plan" (the "Plan") which permits the grant of non-qualified stock options and equivalent performance units. To date, 41,900 non-qualified stock options and equivalent performance units have been granted under the Plan. The non-qualified stock options have a per-share option price of $27.50. There were no options exercised during the year nor exercisable at year-end.

   NOTE 6.  INCOME TAXES:

   The following table reconciles the statutory federal income tax rate to the effective income tax rate on continuing operations:


                                      1995           1994       1993
   Statutory federal income tax
    rate                               35.0   %    35.0   %    35.0   %
   State income taxes, net of
    federal benefit                     6.0         5.3         5.1
   Investment tax credits restored     (1.7)       (1.9)       (2.1)
   Amortization of excess deferred
    taxes                              (1.5)       (1.6)       (1.7)
   Affordable housing and
    historical tax credits             (4.5)       (4.6)       (5.7)
   Other differences, net              (0.8)        1.9        (3.1)
                                      -----       -----       -----
   Effective income tax rate           32.5   %    34.1   %    27.5   %
                                      =====       =====       =====

   The breakdown of income tax expense as reflected in the Consolidated Statements of Income is as follows:


                                       1995            1994           1993
   Current federal                  $25,679         $26,793        $21,325
   Current state                      6,620           5,673          6,500
   Deferred                          10,716          10,321          5,015
   Investment tax credit restored    (1,916)         (1,926)        (1,967)
   Affordable housing and
    historical tax credits           (4,991)         (4,818)        (5,217)
                                     ------         -------         ------
                                    $36,108         $36,043        $25,656
                                     ======          ======         ======

   The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31, 1995 and 1994, are as follows:

                                           1995        1994

   Accelerated depreciation and other     $226,647    $213,447
    plant related
   Unamortized investment tax credit       (20,762)    (21,784)
   Regulatory liability                     19,202      17,553
   Other                                    16,063      14,833
                                           -------     -------
                                          $241,150    $224,049
                                           =======     =======

   Changes in WP&L's deferred income taxes arising from the adoption of SFAS No. 109 represent amounts recoverable or refundable through future rates and have been recorded as net regulatory assets on the Consolidated Balance Sheets. These net regulatory assets are being recovered in rates over the estimated remaining useful lives of the assets to which they pertain.

   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT:

   The Company and its subsidiaries maintain committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $141.9 million as of December 31, 1995. Information regarding short-term debt and lines of credit is as follows:

                                      1995          1994         1993
   As of end of year---

   Lines of credit borrowings    $    ---     $     ---         $2,000
    Commercial paper
      outstanding                   $56,500       $50,500      $49,000
    Notes payable outstanding       $53,025       $14,001      $40,954
    Discount rates on
      commercial paper          5.73%-5.77%   5.64%-6.12%  3.24%-3.40%
    Interest rates on notes
      payable                   5.80%-6.42%   6.04%-6.07%  3.34%-3.35%


   For the year ended--
    Maximum month-end amount
      of short-term debt           $117,000       $81,000      $92,000

    Average amount of short-
      term debt (based on daily
      outstanding balances)         $68,725       $61,835      $56,250
    Average interest rate on
      short-term debt                 5.95%         4.49%        3.33%

   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS:

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and gas commodity price risks.

   The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1995, was $123 million. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 5.27 percent and 5.31 percent, respectively. The swap agreements have contract maturities from one-and-a half to five years. It is not the Company's intent to terminate these contracts, however, the total cost to the Company if it were to terminate all of the agreements existing at December 31, 1995, is $.8 million. In addition, the Company entered into an interest rate forward contract related to the anticipated issuance of $60 million of long-term debt securities. At December 31, 1995, the forward contract, if settled on that date, would have required a payment by the Company of approximately $6.7 million. The financial impact of this contract, which will result in either a cash payment or cash receipt, will be deferred and recognized as an adjustment to interest expense over the life of the new bonds to effect the interest rate implicit in the forward contract.

   The Company uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. At December 31, 1995 and 1994, the commodity swap agreements outstanding were immaterial.

   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

   In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," all financial instruments of the Company for which the carrying amount does not approximate fair value, must be disclosed. At December 31, 1995, the fair value of long-term debt was $523.6 million and the carrying amount was $490.7 million. At December 31, 1994, the fair value of long-term debt was $499.6 million and the carrying amount was $507.9 million.

   NOTE 10.  CAPITALIZATION:

   a. Common Shareowners' Investment:

   During 1995, 1994 and 1993, respectively, the Company issued 0, 337,980 and 451,233 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and 401(k) Savings Plan, generating proceeds of $0, $9.6 million and $15.3 million, respectively.

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

   Authorized shares of common stock total 100,000,000 as of December 31, 1995, and can be categorized as follows:

                                             No. Of Shares
   Issued and outstanding  . . . . . . . .      30,773,588
   Reserved for issuance for Dividend
    Reinvestment and Purchase Plan . . . .         501,017
   Reserved for WPLH Long-Term Equity
    Incentive Plan . . . . . . . . . . . .       1,000,000
   Common Stock Rights Agreement . . . . .      15,709,781
   Unreserved  . . . . . . . . . . . . . .      52,015,614
                                               -----------
       Total authorized  . . . . . . . . .     100,000,000
                                               ===========

   A retail rate order effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test years January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the Company that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1995, WP&L's common equity ratio was 52.6 percent.

   b. Long-Term Debt:

   Substantially all of WP&L's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt of the Company are as follows: $3.4 million in 1996, $68.1 million in 1997, $12.1 million in 1998, $3.3 million in 1999 and $6.6 million in 2000.

   On September 14, 1995, the Company received an order from the PSCW authorizing the sale of up to $60 million of long-term debt securities. The Company currently expects to make an offering of the long-term debt securities before December 31, 1996, unless the PSCW grants a request for extension. The Company intends to use the net proceeds from the sale of these securities first to repay short-term debt which was incurred in June 1995 to repurchase in private transactions $18 million aggregate principal amount of the Company's 9.30 percent first mortgage bonds, Series V, due December 1, 2025. The remainder of the net proceeds will be used to repay other short-term debt incurred by the Company to finance utility construction expenditures and for general corporate purposes.

   NOTE 11. COMMITMENTS AND CONTINGENCIES:

   a.   Coal Contract Commitments:

   To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately $168 million through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $37 million in 1996, 1997, and 1998, $30 million in 1999 and $10 million in 2000, respectively.

   b. Purchased Power and Gas:

   Under firm purchased power and gas contracts, WP&L is obligated as follows (dollars in millions):

                  Purchased Power          Purchased Gas
                  Purchase             Purchase      Dekatherms
                 Obligation   MW's    Obligation    (in millions)

    1996           $23.4      2,893        $73               94
    1997            14.1      4,212         62               82
    1998            17.7      4,041         52               69
    1999            19.8      4,050         43               54
    2000            27.7      4,796         39               52
    Thereafter     104.6     11,510        108              163

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

   WP&L has continued its investigations and studies. WP&L confirmed that there was no contamination at two of the sites and has now received a close out letter from the DNR related to each of those sites. Additionally, the investigation of historical records at a third site indicated a minimal likelihood of any significant environmental impacts. In 1995, WP&L requested and received a close out letter for the third site.

   In February 1993, WP&L completed cost estimates for the environmental remediation of the eight remaining sites. The result of this analysis indicates that during the next 32 years, WP&L will expend approximately $77 million for feasibility studies, data collection, soil remediation activities, groundwater research and groundwater remediation activities, including construction of slurry containment walls and the installation of groundwater pump and treatment facilities. This estimate was based on various assumptions, and is subject to continuous review and revision by management.

   The cost estimate set forth above assumes 4 percent average inflation over the period. The cost estimate also contemplates that primarily groundwater pump and treatment activities will take place after 1998 through and including 2027. During this time, WP&L estimates that it will incur average annual costs of $2 million to complete the planned groundwater remediation activities.

   Through 1995, management has continued its oversight of the issues related to the above manufactured gas plant sites without significant revision to the above estimates and assumptions. With respect to rate recovery of these costs, the PSCW has approved a five-year amortization of the unamortized balance of environmental costs expended to date. Based on the present regulatory record at the PSCW, management believes that future costs of remediating these manufactured gas plant sites will be recovered in rates.

   d. Spent Nuclear Fuel and Decommissioning Costs:

   Wisconsin utilities with ownership of nuclear generating plants are required by the PSCW to establish and make annual contributions to external trust funds to provide for plant decommissioning over the remaining life of the Kewaunee Nuclear Power Plant ("Kewaunee"). In July 1994, the PSCW issued a generic order covering utilities that have nuclear generation, which standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities.

   WP&L's share of the decommissioning costs of Kewaunee is estimated to be $169 million (in 1995 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The costs of decommissioning are assumed to escalate at an annual rate of 6.5 percent. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million.

   WP&L has established external trusts to custody decommissioning funds.
   The Company's current annual contribution is $10.7 million. This amount is fully recovered in rates. The after-tax income of the external trust funds was $2.8 million, $2.7 million and $1.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the fair value of the external trusts as of December 31, 1995 and 1994 is reported as $73.4 million and $51.8 million, respectively.

   Decommissioning costs, which include the annual contribution and earnings on the assets of the trust, are recorded as depreciation expense in the Consolidated Statements of Income with the cumulative amount included in the accumulated provision for depreciation on the Consolidated Balance Sheets. Depreciation expense related to Kewaunee totaled $13.6 million, $13.4 million and $6.1 million in 1995, 1994 and 1993, respectively. As of December 31, 1995, the total decommissioning costs included in the accumulated provision for depreciation were $73.4 million.

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy ("DOE") is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 million could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

    The following summarizes the investment at December 31, 1995 and 1994:

                                 1995           1994
    Original cost of
     nuclear fuel            $160,997       $155,190
    Less--Accumulated
     amortization             142,130        135,794
                              -------        -------
    Nuclear fuel, net         $18,867        $19,396
                               ======         ======


   e.  Nuclear Insurance:

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41-percent owner of Kewaunee, is subject to an overall assessment of approximately $32.5 million per incident for its ownership of this factor, not to exceed $4.1 million payable in any given year.

   Through its membership in Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $1.5 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 million in the event an outage exceeds 21 weeks.

   f. Planned Capital Expenditures:

   Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   NOTE 12.  PROPOSED MERGER OF THE COMPANY:

   The Company, IES Industries Inc. ("IES"), and Interstate Power Company ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, has been approved by the respective Boards of Directors. It is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The companies expect to receive the shareholder approvals in the second quarter of 1996 and the regulatory approvals by the second quarter of 1997.

   The operating revenues, net income from continuing operations and total assets of the companies were as follows:

                                                                PRO FORMA
                                                                 COMBINED
                               WPLH         IES        IPC     (Unaudited)

    1995 Operating
     revenues                $807,255    $851,010   $318,542    $1,976,807
    1995 Income from
     continuing operations    $71,618     $64,176    $25,198      $160,992
    Assets at December 31,
     1995                  $1,872,414  $1,985,591   $634,316    $4,492,321


   Under the terms of the Merger Agreement, the outstanding shares of the Company's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to .98 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain the Company's common share dividend payment level as of the effective time of the merger. On January 24, 1996, the Board of Directors of the Company declared a quarterly dividend of 49.25 cents per share. This represents an annual rate of $1.97 per share.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. ("IES Utilities") and IES Diversified Inc. ("IES Diversified"). IES Utilities supplies electric and gas service to approximately 333,000 and 174,000 customers, respectively, in Iowa.
   IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 163,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   Interstate Energy will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended ("1935 Act"). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of Interstate Energy. The corporate headquarters of Interstate Energy will be in Madison.

   The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recently recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and IES, within a reasonable time after the effective date of the Proposed Merger.

   NOTE 13.  DISCONTINUED OPERATIONS:

   The Company's financial statements reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss of $7.7 million ($11.0 million, net of the applicable income tax expenses). The after tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

   Operating revenues, related losses, and income tax benefits associated with the discontinued operations for the indicated time periods were as follows:


                                       1995       1994        1993

    Operating revenues  . . . . .      $24,979    $34,798     $33,340
                                        ======     ======      ======
    Loss from discontinued
     operations before income tax       $3,663     $1,806      $1,761

    Income tax benefit  . . . . .        1,451        632         599
                                         -----      -----      ------
    Loss from discontinued
     operations . . . . . . . . .       $2,212     $1,174      $1,162
                                         =====      =====       =====


   The assets and liabilities associated with discontinued operations included in the Balance Sheets at December 31, 1995 and 1994 follow:

    Assets:                                     1995          1994
       Other property, plant and
        equipment, net and investments  .     $1,612       $2,983
       Accounts receivable, net . . . . .       4942         9914
       Prepaids and other . . . . . . . .        333          932
       Deferred charges and other . . . .       5717        16362
     Liabilities:
       Long-term debt, net  . . . . . . .        147          218
       Current maturities of long-term
        debt  . . . . . . . . . . . . . .         65          161
       Accounts payable and accruals  . .       1491         1022
       Other accrued liabilities  . . . .        684         2911
       Other liabilities and deferred
        credits . . . . . . . . . . . . .        736         1282
                                               -----       ------
            Net assets  . . . . . . . . .     $9,481      $24,597
                                               =====       ======

   NOTE 14. SEGMENT INFORMATION:

   The following table sets forth certain information relating to the Company's consolidated continuing operations:

                                       Year Ended December 31,
                                   1995         1994           1993
    Operation information:
     Customer revenues--
       Electric                 $546,324     $531,747       $503,187
       Gas                       139,165      151,931        137,270
       Environmental and
        engineering services      88,574       87,673         81,396
       Other                      33,192       24,366         16,751

     Operating income
      (loss)--
       Electric                 $137,171     $121,136       $118,785
       Gas                        17,341       13,334         10,431
       Environmental and
        engineering services       3,680        6,038          4,219
       Other (a)                  (8,788)      (8,693)        (5,491)

    Investment information:
     Identifiable assets,
      including allocated
      common plant at
      December 31--
       Electric               $1,226,786   $1,176,670     $1,170,010
       Gas                       250,643      234,815        228,257
       Environmental and
        engineering services      38,116       41,187         40,124
       Other                     356,869      353,229        323,508

    Other information:
     Construction and
      nuclear fuel
      expenditures--
       Electric                 $122,297     $103,420       $139,805
       Gas                        16,905       20,319         18,876
       Other                      14,607        5,949         18,538

    Depreciation and
     amortization expense
       Electric                  $71,379      $64,695        $53,398
       Gas                         9,629        8,082          7,329
       Other                       5,311        7,574          7,953

   (a) excludes the effects of affordable housing and historical tax credits of $5.0 million, $4.8 million and $5.2 million in 1995, 1994 and 1993, respectively.

   NOTE 15.  CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

   The summarized quarterly financial data below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the Company, for a fair presentation of the data.

                        Operating    Operating                Earnings
                         Revenues     Income    Net Income   Per Share
   Quarter Ended
   1995:

   March 31             $215,874     $44,701     $19,653        $0.64
   June 30               175,990      21,427       6,939          .23
   September 30          196,131      41,923      20,709          .67
   December 31           219,260      41,353      11,131          .36

   1994:

   March 31             $227,023     $47,330     $26,369        $0.87
   June 30               175,783      21,814      10,303          .33
   September 30          190,178      33,801      15,309          .50
   December 31           202,733      28,870      13,269          .43


   The Company's business is influenced by seasonal weather conditions.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 relating to directors and nominees for election as directors at the Company's 1996 Annual Meeting of Shareowners is incorporated herein by reference to the information under the caption "Election of WPLH Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners (the "1996 Proxy Statement"). The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.
   The information required by Item 10 relating to executive officers is set forth in Part I of this Annual Report on Form 10-K.

   ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the information under the captions "Compensation of Executive Officers" and "Meetings and Committees of the WPLH Board-Compensation of Directors" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1996 Proxy Statement. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in the 1996 Proxy Statement. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in the 1996 Proxy Statement. The 1996 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


                                     PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K

   (a) (1)  Consolidated Financial Statements

     Included in Part II of this report:

       Report of Independent Public Accountants on Schedules

       Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

       Consolidated Balance Sheets, December 31, 1995 and 1994

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

       Consolidated Statements of Capitalization, December 31, 1995 and 1994

       Consolidated Statements of Common Shareowners' Investment

       Notes to Consolidated Financial Statements

   (a) (2)  Financial Statement Schedules

     For each of the years ended December 31, 1995, 1994 and 1993

     Schedule I. Parent Company Financial Statements
     Schedule II.Valuation and Qualifying Accounts and Reserves

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

     (2A*) Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2B*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2C*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate Power Company. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2D*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and WPL Holdings, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2E*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries, Inc. and Interstate Power Company. (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2F*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     (2G*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated November 10, 1995)

     3A* Restated Articles of Incorporation (Exhibit 4.1 to the Company's Form S-3 Registration Statement No. 33-59972)

     3B       Amendments to By-Laws of the Company

     3C       By-Laws of Company as Amended

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

     4B* Rights Agreement, dated February 22, 1989, between the Company and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 27, 1989)
                                       59
     10A*# Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to Company's Form 10-K for the year ended December 31, 1992)

     10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to Company's Form 10-K for the year ended December 31, 1992)

     10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

     10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to Company's Form 10-K for the year ended December 31, 1992)

     10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to Company's Form 10-K for the year ended December 31, 1993)

     10F*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to Company's Form 10-K for the year ended December 31, 1992)

     10H*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31, 1992)

     10I#     Deferred Compensation Plan for Directors, as amended January
              17, 1995

     10J*#    WPL Holdings, Inc. Long-Term Equity Incentive Plan
              (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1994)

     10K*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10L*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch, and A.J. Amato (incorporated by reference to Exhibit
              4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10M*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner, and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1994)

     10N*# Restricted Stock Agreement -- Lance W. Ahearn (incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended December 31, 1992)

     10O*#    Restricted Stock Agreement -- Erroll B. Davis, Jr.
              (incorporated by reference to Exhibit 10O to the Company's Form 10-K for the year ended December 31, 1994.)

     21       Subsidiaries of the Company

     23       Consent of Independent Public Accountants

     27       Financial Data Schedule

     99 1996 Proxy Statement for the Annual Meeting of Shareowners currently scheduled to be held April 23, 1996. [The Proxy Statement for the 1996 Annual Meeting of Shareowners will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1996 Annual Meeting of Shareowners will not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

   Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of the Company.

     # - A management contract or compensatory plan or arrangement.

   (b)    Reports on Form 8-K.

       The Company filed a Current Report on Form 8-K, dated November 10, 1995, reporting (under Item 5) that it had entered into an Agreement and Plan of Merger with IES Industries Inc. and Interstate Power Company, and certain related documents.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1996.

                                    WPL HOLDINGS, INC.

                                    By: /s/ Erroll B. Davis, Jr.
                                    Erroll B. Davis, Jr.
                                    President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 1996.



   /s/ Erroll B. Davis, Jr.       President, Chief Executive Officer and
   Erroll B. Davis, Jr.           Director (principal executive officer)


   /S/ Edward M. Gleason          Vice President, Treasurer and Corporate
   Edward M. Gleason              Secretary (principal financial officer)


   /s/ Daniel A. Doyle            Vice President - Finance, Controller and
   Daniel A. Doyle                Treasurer (principal accounting officer)
                                  Wisconsin Power and Light Company



   /s/ L. David Carley     Director    /s/ Milton E. Neshek    Director
   L. David Carley                     Milton E. Neshek



   /s/ Rockne G. Flowers   Director    /s/ Henry C. Prange     Director
   Rockne G. Flowers                   Henry C. Prange



   /s/ Donald R. Haldeman  Director    /s/ Carol T. Toussaint  Director
   Donald R. Haldeman                  Carol T. Toussaint



   /s/ Katharine C. Lyall  Director    /s/ Judith D. Pyle      Director
   Katharine C. Lyall                  Judith D. Pyle



   /s/ Arnold M. Nemirow   Director
   Arnold M. Nemirow

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To WPL Holdings, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1995 Form 10-K of WPL Holdings, Inc. and have issued our report thereon dated January 26, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.








   Milwaukee, Wisconsin,                   ARTHUR ANDERSEN LLP
   January 26, 1996.

                               WPL HOLDINGS, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


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

                             SCHEDULE I - CONDENSED
                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
         Supplemental Notes to Parent Company Only Financial Statements



   The following are supplemental notes to the WPL Holdings, Inc. (the "Company") Parent Company Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the WPL Holdings, Inc. 1995 Annual Report, which are hereby incorporated herein by reference.


   Note A. The parent company files a consolidated federal income tax return with its subsidiaries.

   Note B. Net amounts due to (due from) affiliates result from intercompany transactions including loans, federal income tax liabilities and an administrative allowance.

   Note C. Information regarding short-term debt is as follows:

                                                          1995       1994
                                                           (In Thousands)
   As of end of year:
    Notes payable outstanding  . . . . . . . . . . . .   $37,000      $11,500
    Interest rates on notes payable  . . . . . . . . . 5.83 - 6.42%     6.06%
   For the year ended:
    Maximum month-end amount of short-term debt  . . .   $37,000      $52,500
    Average amount of short-term debt  . . . . . . . .   $19,965      $36,462
    Average interest rate on short-term debt . . . . .     5.99%        4.56%



   Note D. During 1995, 1994 and 1993, Wisconsin Power and Light Company allocated and billed certain administrative and general expenses to the Company using an allocation method approved by the Public Service Commission of Wisconsin. These expenses totalled $2,005,000, $759,000, and $777,000 during 1995, 1994 and 1993, respectively.

                        SCHEDULE I  -  CONDENSED
                   PARENT COMPANY FINANCIAL STATEMENTS

                           WPL HOLDINGS, INC.

                          (Parent Company Only)

              STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                          As of December 31,
                                     1995          1994       1993
                                            (In Thousands)
    Income:
      Cash dividends  . . . . .    $59,701        $59,010    $56,068
      Undistributed subsidiary
       earnings (loss):

       Heartland Development
        Corporation   . . . . .    (17,570)        (4,706)     1,337
       Wisconsin Power and Light
        Company   . . . . . . .     18,564         12,173      5,850
     Investment income and other       250            681         33
                                   -------        -------    -------
                                    60,945         67,158     63,288
                                   -------        -------    -------
    Expenses:
     Operating  (Note D)  . . .      2,443          1,978      1,018
     Interest and other   . . .      1,248            842        805
                                   -------         ------     ------
                                     3,691          2,820      1,823
                                   -------         ------     ------

    Income before income tax
     benefit  . . . . . . . . .     57,254         64,338     61,465
                                   -------         ------    -------
    Income tax benefit
     (expense):
       Current  . . . . . . . .      1,178            974        750
       Deferred . . . . . . . .          0            (62)       308
                                   -------        -------     ------
                                     1,178            912      1,058
                                   -------        -------     ------
    Net income  . . . . . . . .     58,432         65,250     62,523
                                   -------        -------     ------
    Reinvested earnings,
     beginning of year  . . . .    293,048        284,745    276,968
       Cash dividends . . . . .    (59,701)       (59,010)   (55,626)
       Expense of issuing
        preferred stock   . . .          0              0     (1,082)
       Other  . . . . . . . . .        160          2,063      1,962
                                   -------       --------    -------

    Reinvested earnings at end
     of year  . . . . . . . . .   $291,939       $293,048   $284,745
                                  ========        =======    =======


    The accompanying notes are an integral part of these statements.

                          SCHEDULE I  -  CONDENSED
                     PARENT COMPANY FINANCIAL STATEMENTS

                             WPL HOLDINGS, INC.
                            (Parent Company Only)

                                BALANCE SHEET

                                                  As of December 31,

                                                  1995           1994
                                                    (In Thousands)
                     ASSETS
    Current assets:
      Cash and equivalents  . . . . . . . .         $266         $1,061
      Accounts receivable - affiliates  . .            0            187
      Notes receivable - affiliates  (Note
       B) . . . . . . . . . . . . . . . . .       53,182         28,471
                                                 -------        -------
                                                  53,448         29,719
                                                 -------        -------
    Accounts receivable from WPL Holding
     DRIP . . . . . . . . . . . . . . . . .          150            250
                                                 -------        -------
    Tax benefit receivable  . . . . . . . .          823          1,219
                                                 -------        -------
    Property and equipment, net . . . . . .          999          1,009
                                                 -------        -------
    Investments and other . . . . . . . . .          200            267
                                                 -------        -------
    Investments in subsidiaries, at equity:
      Heartland Development Corporation . .       49,145         66,834
      Wisconsin Power and Light Company . .      563,070        544,506
                                                 -------        -------
                                                 612,215        611,340
    Deferred income taxes . . . . . . . . .          387            372
                                                 -------        -------
    Total Assets  . . . . . . . . . . . . .     $668,222       $644,176
                                                 =======        =======
             LIABILITIES AND CAPITALIZATION
    Current liabilities:
      Short term debt  (Note C) . . . . . .      $37,000        $11,500
      Accounts payable - affiliates  (Note
       B) . . . . . . . . . . . . . . . . .          (17)          (149)
      Accounts payable  . . . . . . . . . .            0              3
      Accrued taxes . . . . . . . . . . . .       (1,170)          (912)
      Accrued interest and other  . . . . .          248            220
      Dividends payable . . . . . . . . . .          254            228
                                                 -------        -------
                                                  36,315         10,890
    Long-term debt  . . . . . . . . . . . .       34,000         34,000
    Deferred taxes  . . . . . . . . . . . .            0            273
    Deferred credit . . . . . . . . . . . .          437          1,215
                                                 -------       --------
                                                  34,437         35,488
    Capitalization:                              -------       --------
      Common shareowners' investment:
      Common stock, $.01 par value,
       authorized 100,000,000 shares; issued
       and outstanding -- 30,773,588 shares
       and 30,773,588 shares at December 31,
       1995 and 1994, respectively  . . . .          308            308
      Additional paid-in-capital  . . . . .      305,223        304,442

      Reinvested earnings . . . . . . . . .      291,939        293,048
                                                --------       --------
       Total Capitalization . . . . . . . .      597,470        597,798
                                                --------       --------
    Total Capitalization and Liabilities  .     $668,222       $644,176
                                                ========       ========


    The accompanying notes are an integral part of these statements.

                        SCHEDULE I  -  CONDENSED
                   PARENT COMPANY FINANCIAL STATEMENTS

                           WPL HOLDINGS, INC.
                          (Parent Company Only)

                         STATEMENT OF CASH FLOWS

                                          As of December 31,
                                   1995          1994         1993
                                            (In Thousands)
    Cash flows generated from
     (used for) operating
     activities:
      Net income                 $58,432       $65,250      $62,523
      Undistributed earnings of
       subsidiaries . . . . . .     (994)       (7,467)      (7,187)
      Equity investments in
       subsidiaries and other .      119        (9,649)     (77,196)
      Depreciation  . . . . . .       10            13           12
      Deferred income taxes . .     (288)          (62)        (308)
      Changes in assets and
       liabilities:
       Receivables  . . . . . .  (24,028)       (2,764)       3,703
       Investments  . . . . . .       67             7         (553)
       Accounts payable . . . .      129        (4,876)      (3,798)
       Accrued taxes  . . . . .     (258)         (818)         (94)
       Accrued interest and
         other  . . . . . . . .       28          (519)          36
       Dividends payable  . . .       26            80         (165)
       Other  . . . . . . . . .     (778)          355          (27)
                                  ------        ------       ------
        Net cash generated from
         (used for) operating
         activities . . . . . .   32,465        39,550      (23,054)

    Cash flows generated from
     (used for) financing
     activities:

     Issuance of common stock .   --            --           58,575
     Common stock issuance
      expense . . . . . . . . .   --            --           (1,888)
     Issuance of long-term debt        0        23,537          --
     Long-term debt maturities         0           (56)         --
     Net change in short term
      debt  . . . . . . . . . .   25,500       (21,402)      13,807
     Common stock cash
      dividends less dividends
      reinvested  . . . . . . .  (59,701)      (49,357)     (40,342)
     Other  . . . . . . . . . .      941           147        1,205
                                 --------      --------     --------
      Net cash (used for)
       generated from financing
       activities . . . . . . .  (33,260)      (47,131)      31,357

    Cash flows generated from
     (used for) investing
     activities:
     Purchase of property and
      equipment . . . . . . . .     --            --           --
                                  ------        ------       ------
      Net cash used for
       investing activities . .     --            --           --
                                  ------        ------      -------
    Net (decrease) increase in
     cash and equivalents . . .     (795)       (7,581)       8,303
    Cash and equivalents at
     beginning of year  . . . .    1,061         8,642          339
                                  ------       -------       ------
    Cash and equivalents at end
     of year  . . . . . . . . .     $266        $1,061       $8,642
                                  ======         =====        =====
    Supplemental disclosures of
     cash flow information:
     Cash paid during the year
      for:
      Interest on debt            $4,175        $2,097         $627
      Income taxes  . . . . . .  $19,118       $16,412      $14,685
     Noncash financing
      activities:
      Dividends reinvested  . .       $0        $9,653      $15,284



    The accompanying notes are an integral part of these statements.

                                   SCHEDULE II
                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                ($ In Thousands)


                                      Additions                     Balance
                          Balance at  Charged to                    at end
                          beginning   costs and                       of
    Description           of period    expenses   Deductions        period

    Year ended
     December 31, 1995:
      Allowance for
       doubtful              $1,964        $966      $1,195   [1]    $1,735
       accounts . . . .       =====        ====       =====           =====

    Year ended
     December 31, 1994:
      Allowance for
       doubtful              $1,662      $1,027        $725   [1]    $1,964
       accounts . . . .       =====       =====        ====           =====

    Year ended
     December 31, 1993:

      Allowance for
       doubtful                $732      $1,540        $610   [1]    $1,662
       accounts . . . .        ====       =====        ====           =====


    [1]   Uncollectible accounts written off, net of recoveries.

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                        Exhibit Index for the Year Ended
                                December 31, 1995


    Item     Description

    3B   Amendments to By-Laws of the Company

    3C   By-Laws of Company as Revised to January 24, 1996

    21   Subsidiaries of the Company

    23   Consent of Independent Public Accountants

    27   Financial Data Schedule

    99 1996 Proxy Statement for the Annual Meeting of Shareowners (to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year)