Form 10-K405/A
period 1995-12-31
WPL HOLDINGS INC
filed 1996-04-29
CIK 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM  10-K/A
                                 AMENDMENT NO. 1
                                       TO

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1995
                                       OR
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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

               The aggregate market value of the voting stock held by nonaffiliates of the registrant: $969,368,022 based upon the closing price as of January 31, 1996 of the registrant's Common Stock, $.01 par value, on the New York Stock Exchange as reported in the Wall Street Journal.

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at January 31, 1996

   Common Stock, $.01 par value                       30,773,588 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

               The undersigned Registrant hereby amends Items 10 through 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 to provide in their entirety as follows:

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY

               It is currently expected that three directors will be elected at the Company's 1996 Annual Meeting of Shareowners. Rockne G. Flowers, Katharine C. Lyall and Henry C. Prange are currently expected to be named as nominees for such positions in the Company's proxy statement for the 1996 Annual Meeting of Shareowners. Such proxy statement will be mailed to the Company's shareowners in advance of the 1996 Annual Meeting.

               Brief biographies of the expected director nominees and continuing directors follow. These biographies include their age (as of December 31, 1995), an account of their business experience, and the names of publicly-held and certain other corporations of which they are also directors. Except as otherwise indicated, each nominee and continuing director has been engaged in his or her present occupation for at least the past five years.

   Expected Nominees

   Rockne G. Flowers     Principal Occupation:  President and Director of
                         Nelson Industries, Inc. (a muffler, filter, industrial silencer, and active sound and vibration control technology and manufacturing firm),
                         Stoughton, Wisconsin.

                         Age:  64

                         Served as director since 1981

                         Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information: Mr. Flowers has served as a director of Wisconsin Power and Light Company ("WP&L") since 1994. He previously served as a director of WP&L from 1979 to 1990. Mr. Flowers is also a director of RMT, Inc., a subsidiary of Heartland Development Corporation ("HDC"); Digisonix, Inc.; American Family Mutual Insurance Company; Janesville Sand and Gravel Company; M&I Madison Bank; Meriter Health Services, Inc.; Meriter Hospital; and the Wisconsin History Foundation. He is also a member of the University of Wisconsin-Madison School of Business Board of Visitors.

   Katharine C. Lyall    Principal Occupation:  President, University of
                         Wisconsin System, Madison, Wisconsin.

                         Age:  54

                         Served as director from 1986 to 1990 and since 1994

                         Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information: Ms. Lyall has served as President of the University of Wisconsin System since April 1992. Prior to becoming President, she served as Executive Vice President of the University of Wisconsin System. Ms. Lyall has served as a director of WP&L since 1986. She also serves on the Board of Directors of the Kemper National Insurance Companies and the Carnegie Foundation for the Advancement of Teaching. She is a member of a variety of professional and community organizations, including the American Economic Association; the Association of American Universities (currently serving on the executive committee); the Wisconsin Academy of Sciences, Arts and Letters; the American Red Cross (Dane County); Competitive Wisconsin, Inc.; and Forward Wisconsin. In addition to her administrative position, she is a professor of economics at the University of Wisconsin-Madison.

   Henry C. Prange       Principal Occupation:  Retired Chairman of the
                         Board, H. C. Prange Company (retail stores), Green
                         Bay, Wisconsin.

                         Age: 68

                         Served as director since 1986

                         Annual Meeting at which expected nominated term of office would expire: 1999

   Other Information:  Mr. Prange has served as a director of WP&L since
   1965.


   Continuing Directors

   L. David Carley       Principal Occupation:  Consultant to institutions
                         and associations in higher education and health delivery; financial advisor to small businesses.

                         Age:  67

                         Served as director from 1986 to 1990 and since 1994

                         Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Carley has served as a director of WP&L from 1975 to 1977, and again since 1983. He is also a trustee of the Kennedy Presidential Library, and is the Chairman of the Board of Alliance Therapies Inc., a health rehabilitation firm.

   Erroll B. Davis, Jr.  Principal Occupation:  President and Chief Executive
                         Officer of the Company; President and Chief
                         Executive Officer of WP&L; Chairman of the Board of
                         HDC.

                         Age:  51

                         Served as director since 1982

                         Annual Meeting at which current term of office will expire: 1997

   Other Information: Mr. Davis was elected President of the Company in January 1990, and was elected President and Chief Executive Officer of the Company effective July 1, 1990. He has served as a director of WP&L since 1984. Mr. Davis joined WP&L in August 1978 and was elected President in July 1987. He was elected to his current position with WP&L in August 1988. Mr. Davis was elected Chairman of the Board of HDC effective July 1, 1990. He is a director of the Edison Electric Institute, the Association of Edison Illuminating Companies, Amoco Oil Company, Competitive Wisconsin, Inc., Electric Power Research Institute, PPG Industries, Inc., Sentry Insurance Company (a mutual company), and the Wisconsin Utilities Association. Mr. Davis is also a director and immediate past chair of the Wisconsin Association of Manufacturers and Commerce and a director and vice chair of Forward Wisconsin.

   Donald R. Haldeman    Principal Occupation:  Executive Vice President and
                         Chief Executive Officer, Rural Insurance Companies
                         (a mutual group), Madison, Wisconsin.

                         Age:  59

                         Served as director from 1986 to 1990 and since 1994

                         Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Haldeman has served as a director of WP&L since 1985. Mr. Haldeman is also a director of Competitive Wisconsin, Inc., and a member of the Board of Directors of the Natural Resources Foundation of Wisconsin, Inc.

   Arnold M. Nemirow     Principal Occupation:  President and Chief Executive
                         Officer, Bowater, Inc. (a pulp and paper manufacturer), Greenville, South Carolina.

                         Age:  52

                         Served as director since 1991

                         Annual Meeting at which current term of office will expire: 1998

   Other Information: Mr. Nemirow served as President, Chief Executive Officer and Director of Wausau Paper Mills Company, a pulp and paper manufacturer, from 1990 until joining Bowater, Inc., in September 1994. Mr. Nemirow has served as a director of WP&L since 1994. He is a member of the New York Bar.

   Milton E. Neshek      Principal Occupation:  President, Chief Executive
                         Officer and Director of the law firm of Godfrey, Neshek, Worth, and Leibsle, S.C., Elkhorn,
                         Wisconsin, and General Counsel, Assistant Secretary and Manager, New Market Development, Kikkoman Foods,
                         Inc. (a food products manufacturer), Walworth, Wisconsin.

                         Age:  65

                         Served as director since 1986

                         Annual Meeting at which current term of office will expire: 1997

   Other Information: Mr. Neshek has served as a director of WP&L since 1984. Mr. Neshek is a director of Heartland Properties Inc. and Capital Square Financial Corporation, a subsidiary of HDC. He is also a director of Kikkoman Foods, Inc.; Midwest U.S.-Japan Association; Regional Transportation Authority (for southeast Wisconsin); and Wisconsin-Chiba, Inc. Mr. Neshek was the Chairman of the Governor's Commission on University of Wisconsin System Compensation from 1991 through 1995 and is a former member of the University of Wisconsin Accountability Task Force. He is a fellow in the American College of Probate Counsel. Mr. Neshek is active in the Walworth County Bar Association and the State Bar of Wisconsin and is a member of the Wisconsin Sesquicentennial Commission.

   Judith D. Pyle        Principal Occupation:  Vice Chair and Senior Vice
                         President of Corporate Marketing of Rayovac
                         Corporation (a battery and lighting products manufacturer), Madison, Wisconsin.

                         Age:  52

                         Served as a director since 1992

                         Annual Meeting at which current term of office will expire: 1998

   Other Information: Ms. Pyle has served as a director of WP&L since 1994. Ms. Pyle is also a director of Rayovac Corporation, Firstar Corporation, and Oshkosh B'Gosh. She is also a member of the Board of Visitors at the University of Wisconsin School of Business and the School of Family
   Resources and Consumer Sciences.   Further, Ms. Pyle is a member of Boards
   of Directors of the United Way Foundation, Greater Madison Chamber of Commerce, Madison Art Center, and Wisconsin Taxpayers Alliance, and is a trustee of the White House Endowment Fund.

   Carol T. Toussaint    Principal Occupation:  Consultant

                         Age:  66

                         Served as director from 1986 to 1990 and since 1994

                         Annual Meeting at which current term of office will expire: 1997

   Other Information: Mrs. Toussaint has served as a director of WP&L since 1976. She is a Senior Associate of Hayes Briscoe, a national fund development firm. She also works as an independent consultant to nonprofit organizations and operates a lecture program business. She is a member of the President's Advisory Council on the Arts of the Kennedy Center for the Performing Arts, and serves on the Board of Governors of the Madison Community Foundation and as Vice Chair of the Madison Rotary Foundation. Mrs. Toussaint also serves as a director of the Evjue Foundation, the Madison Civic Center Foundation and the Wisconsin History Foundation. At the University of Wisconsin-Madison, she serves as a director of the Research Park, the School of Business Dean's Advisory Board and the Foundation's Council on Women's Giving, and as a director of the Alumni Association and convener of its Cabinet 99 Women's Initiative.

                        EXECUTIVE OFFICERS OF THE COMPANY

        The information required by Item 10 relating to the executive officers is set forth in Part I of this Annual Report on Form 10-K.

   ITEM 11.   EXECUTIVE COMPENSATION

                            COMPENSATION OF DIRECTORS

        No fees are paid to directors who are officers of the Company and/or any of its subsidiaries (presently Mr. Davis). Nonmanagement directors, each of whom serve on the Boards of the Company, WP&L, and HDC, receive an annual retainer of $32,800 for service on all three boards. Travel expenses are paid for each meeting day attended. All nonmanagement directors also receive a 25% matching contribution in Company Common Stock for limited optional cash purchases, up to $10,000 of Company Common Stock through the Company's Dividend Reinvestment and Stock Purchase Plan. Matching contributions of $2,500 each for calendar year 1995 were made for the following directors: L. Aspin, L. D. Carley, R. G. Flowers, D. R. Haldeman, K. C. Lyall, A. M. Nemirow, M. E. Neshek, H. C. Prange, J. D. Pyle, H. F. Scheig and C. T. Toussaint. Mr. Scheig retired as a director effective May 17, 1995. Mr. Aspin passed away on May 21, 1995.

        Director's Charitable Award Program - The Company maintains a Director's Charitable Award Program for the nonmanagement members of the Board of Directors of the Company beginning after three years of service. The purpose of the program is to recognize the interest of the Company and its directors in supporting worthy institutions, and enhance the Company's director benefit program so that the Company is able to continue to attract and retain directors of the highest caliber. Under the program, when a director dies, the Company will donate a total of $500,000 to one qualified charitable organization, or divide that amount among a maximum of four qualified charitable organizations, selected by the individual director. The individual director derives no financial benefit from the program. All deductions for charitable contributions are taken by the Company, and the donations are funded by the Company through life insurance policies on the directors. Over the life of the program, all costs of donations and premiums on the life insurance policies, including a return of the Company's cost of funds, will be recovered through life insurance proceeds on the directors. The program, over its life, will not result in any material cost to the Company.

        Director's Life Insurance Program - The Company maintains a split-dollar Director's Life Insurance Program for nonemployee directors, beginning after three years of service, which provides a maximum death benefit of $500,000 to each eligible director. Under the split-dollar arrangement, directors are provided a death benefit only and do not have any interest in the cash value of the policies. The Life Insurance Program is structured to pay a portion of the total death benefit to the Company to reimburse the Company for all costs of the program, including a return on its funds. The Life Insurance Program, over its life, will not result in any material cost to the Company.

                       COMPENSATION OF EXECUTIVE OFFICERS

        The following Summary Compensation Table sets forth the total compensation paid by the Company and its subsidiaries for all services rendered during 1995, 1994, and 1993 to the Chief Executive Officer and the four other most highly compensated executive officers of the Company or its subsidiaries who perform policy making functions for the Company.

                           SUMMARY COMPENSATION TABLE
                                                                                      Long-Term
                                                Annual Compensation                  Compensation
                                                                                        Awards
                                                                   Other                     Securities
            Name and                                              Annual       Restricted    Underlying     All Other
           Principal                                              Compen-        Stock        Options/       Compen-
            Position            Year     Salary/1     Bonus      sation/2       Awards/3       SARs/4       sation/5

    Erroll B. Davis, Jr.        1995     $426,038    $125,496      $18,963     $        0        13,100       $61,513
    President and CEO           1994      426,038     128,232       14,958        272,000             0        57,723
                                1993      427,616     115,796       10,262              0             0        55,674

    William D. Harvey           1995      203,846      47,340        5,746              0         4,700        23,534
    Senior Vice President-      1994      193,654      56,080        5,203              0             0        22,632
       WP&L                     1993      168,962      42,104        4,152              0             0        24,003

    Eliot G. Protsch            1995      200,000      47,520        4,169              0         4,700        20,178
    Senior Vice President-      1994      190,000      56,080        3,930              0             0        18,346
       WP&L                     1993      154,549      42,104        3,194              0             0        15,371

    Lance W. Ahearn             1995      195,000      34,125        3,814              0             0        29,663
    President and CEO-HDC       1994      186,533      33,576            0              0             0        30,811
                                1993      170,500      84,609            0              0             0         3,570

    Anthony J. Amato            1995      156,804      40,046        5,144              0         3,650        18,059
    Senior Vice President-      1994      152,885      43,138        5,328              0             0        17,021
       WP&L                     1993      140,769      33,240        4,181              0             0        17,842

   ____________________
   1    Includes vacation days sold back to the Company.

   2 For all except Mr. Davis, amounts for 1995 consist of income tax gross-ups for reverse split-dollar life insurance. For Mr. Davis, amount for 1995 consists of income tax gross-ups for (a) reverse split-dollar life insurance - $14,352, and (b) financial counseling benefit - $4,611.

   3 The restricted stock award to Mr. Davis consists of 1.67 shares of HDC common stock which had an estimated net book value of $269,132 at December 31, 1995. Dividends are not paid on Mr. Davis' restricted stock. These shares vest at a rate of 0.4175 shares per year beginning on December 21, 1994, and will be fully vested on March 31, 1997, subject to earlier vesting in certain cases. These shares are subject to transfer restrictions in accordance with a Restricted Stock Agreement between the Company, HDC and Mr. Davis. The Company loaned to Mr. Davis $125,053 which equals the income taxes withheld in connection with shares vested as of December 31, 1995. Mr. Davis is charged interest on the loan at the prime rate.

   4 Stock option grants made in 1995 were in combination with contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1995."

   5 All Other Compensation for 1995 consists of: matching contributions to 401(k) plan, Mr. Davis -$12,781, Mr. Harvey - $6,202, Mr. Protsch - $6,000, Mr. Ahearn - $4,620 and Mr. Amato $4,704; financial counseling benefit, Mr. Davis - $5,000; split dollar life insurance premiums, Mr. Davis - $28,171, Mr. Harvey - $11,102, Mr. Protsch - $9,669, Mr. Ahearn - $18,002, and Mr. Amato - $6,908; reverse split dollar life insurance, Mr. Davis - $15,561, Mr. Harvey - $6,230, Mr. Protsch - $4,509, Mr. Ahearn - $7,041, and Mr. Amato - $6,447. The split dollar and reverse split dollar insurance premiums are calculated using the "foregone interest" method.

   Stock Options

        The Company has in effect the WPL Holdings, Inc. Long-Term Equity Incentive Plan pursuant to which, among other awards, options to purchase Company Common Stock may be granted to key employees (including executive officers) of the Company and its subsidiaries. The following table sets forth certain information concerning stock options granted during 1995 to the executive officers named in the Summary Compensation Table.

                            OPTION/SAR GRANTS IN 1995
                                                                                           Potential Realizable
                                                                                           Value  at Assumed
                                                                                           Annual Rates  of Stock
                                                                                           Appreciation for Option
                             Individual Grants                                             Term/2

                            Number of       % of Total
                            Securities      Options/SARs
                            Underlying      Granted to        Exercise or
                            Options/        Employees in      Base Price     Expiration
    Name                    SARs Granted/1  Fiscal Year       ($/Share)      Date           5% ($)       10% ($)

    Erroll B. Davis, Jr.     13,100                31%            27.50         1/3/05      226,630      574,304
    William D. Harvey         4,700                11%            27.50         1/3/05       81,310      206,048
    Eliot G. Protsch          4,700                11%            27.50         1/3/05       81,310      206,048
    Lance W. Ahearn              NA                NA              NA             NA         NA              NA
    Anthony J. Amato          3,650                9%             27.50         1/3/05       63,145      160,016


   1 Consists of non-qualified stock options to purchase shares of Company Common Stock granted pursuant to WPL Holdings, Inc.'s Long-Term Equity Incentive Plan. Options were granted on January 3, 1995, and will fully vest on January 3, 1998. These options were granted with an equal number of contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1995", and have per share exercise prices equal to the fair market value of a share of Company Common Stock on the date of grant. Upon a "change in control" of the Company as defined in the Long-Term Equity Incentive Plan or upon retirement, disability or death of the option holder, these options shall become immediately exercisable. Upon exercise of an option, the optionee purchases all or a portion of the shares covered by the option by paying the exercise price multiplied by the number of shares as to which the option is exercised, either in cash or by surrendering shares of Company Common Stock already owned by the optionee.

   2 The hypothetical potential appreciation shown for the named executives is required by rules of the Securities and Exchange Commission. The amounts shown do not represent either the historical or expected future performance of the Company's Common Stock. For example, in order for the named executives to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of Company Common Stock would be $44.80 and $71.34, respectively, as of the expiration date of the options.

        The following table provides information for the executive officers named in the Summary Compensation Table regarding the number and value of unexercised options. No options were exercised by such officers during 1995.

                        OPTION/SAR EXERCISES IN 1995 AND
                      OPTION/SAR VALUES AT DECEMBER 31, 1995

                            Number of Securities
                                Underlying         Value of Unexercised
                                Unexercised            In-the-Money
                            Options/SARs at Year   Options/SARs at Year
                                    End                    End/1
    Name                   Exercis-   Unexercis-   Exercis-    Unexercis-
                             able        able        able         able

    Erroll B. Davis, Jr.      0         13,100         0       $40,938
    William D. Harvey         0          4,700         0        14,688
    Eliot G. Protsch          0          4,700         0        14,688
    Lance W. Ahearn           NA          NA          NA            NA
    Anthony J. Amato          0          3,650         0        11,406


   1 Based on the closing per share price on December 29, 1995 of Company Common Stock of $30 5/8.

   Long-Term Incentive Awards

        The following table provides information concerning long-term incentive awards made in 1995 to the executive officers named in the Summary Compensation Table.

                       LONG-TERM INCENTIVE AWARDS IN 1995
                                                             ESTIMATED FUTURE PAYOUTS UNDER NON-
                                                             STOCK PRICE-BASED PLANS/2

                              NUMBER OF     PERFORMANCE OR
                               SHARES,       OTHER PERIOD
                               UNITS OR    UNTIL MATURATION
             NAME            OTHER RIGHTS      OR PAYOUT       THRESHOLD      TARGET       MAXIMUM
                                 (#)/1                            ($)           ($)          ($)

    Erroll B. Davis, Jr.       13,100           1/3/98           61,622       77,028       134,799
    William D. Harvey           4,700           1/3/98           22,109       27,636        48,363
    Eliot G. Protsch            4,700           1/3/98           22,109       27,636        48,363
    Lance W. Ahearn               NA              NA               NA           NA            NA
    Anthony J. Amato            3,650           1/3/98           17,170       21,462        37,559

   1 Consists of Performance Units awarded under the WPL Holdings, Inc.
     Long-Term Equity Incentive Plan in combination with stock options (as described in the table entitled "Option/SAR Grants in 1995"). These Performance Units are entirely in the form of contingent dividends and will be paid if total shareowner return over a three-year period ending January 3, 1998 equals or exceeds the median return earned by the companies in a peer group of utility holding companies, except that there will be no payment if the Company's total return is negative over the course of such period. If payable, each participant shall receive an amount equal to the accumulated dividends paid on one share of Company Common Stock during the period of January 3, 1995 through January 2, 1998 multiplied by the number of Performance Units awarded to the participant, and modified by a performance multiplier which ranges from 0 to 1.75 based on the Company's total return relative to the peer group.

   2 Assumes, for purposes of illustration only, a two cent per share increase in the annual dividend on shares of Company Common Stock for 1996 and 1997.

   Agreements with Executives

        The Company has entered into employment and severance agreements with certain of its executive officers and certain executive officers of its subsidiaries, including Messrs. Davis, Harvey, Protsch, Ahearn and Amato. These agreements provide executives with a measure of security against changes in their relationship with the Company and its subsidiaries in the event of a change in control of the Company. These agreements provide that each executive officer that is a party thereto is entitled to benefits if, within five years after a change in control of the Company (as defined in the agreements), the officer's employment is ended through
   (a) termination by the Company or its subsidiaries, other than by reason of death or disability or for cause (as defined in the agreements), or (b) termination by the officer due to a breach of the agreement by the Company or its subsidiaries or a significant change in the officer's responsibilities, or (c) in the case of Mr. Davis' agreement only, termination by Mr. Davis following the first anniversary of the change in control. The benefits provided under each of the agreements include: (a) a cash termination payment of one, two or three times (depending on which executive is involved) the sum of the executive officer's annual salary and his or her average annual bonus during the three years before the termination and (b) continuation for up to five years of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the time of termination. The agreements also provide the foregoing benefits in connection with certain terminations which are effected in anticipation of a change in control. Each agreement provides that if any portion of the benefits under the agreement or under any other agreement for the officer would constitute an excess payment for purposes of the Internal Revenue Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he or she could have received without becoming subject to the 20% excise tax imposed by the Internal Revenue Code on certain excess payments, or which the Company may pay without the loss of deduction under the Internal Revenue Code. The Board of Directors of the Company has authorized that each of the foregoing agreements be amended to specifically provide that the consummation of the proposed combination (the "Proposed Merger") involving the Company, IES Industries Inc. ("IES") and Interstate Power Company ("IPC") will constitute a change in control in certain cases for purposes of the agreements in the event of termination without cause.

        Based on the compensation paid to the executives in 1995 and assuming the occurrence of a termination for which severance benefits would be payable following a change of control of the Company, the maximum amounts payable to each of Messrs. Davis, Harvey, Protsch, Ahearn and Amato and all of the other executives of the Company as a group (eight persons) under their employment and severance agreements would be $1,623,524, $745,524, $745,704, $737,310, $577,962 and $2,583,641, respectively.

        The Company and HDC also entered into a Restricted Stock Agreement with Mr. Davis in relation to the award to Mr. Davis in 1994 of 1.67 shares of HDC common stock as shown in the Summary Compensation Table. (See footnote 3 to the Summary Compensation Table for additional information on the award of HDC stock to Mr. Davis.) The agreement restricts the transfer of the HDC stock awarded to Mr. Davis and gives HDC the right of first refusal on any proposed transfer of the stock, at prices per share as determined in accordance with the agreement. The agreement also provides for the sale of the stock by Mr. Davis to HDC in the event of a sale of HDC, and, beginning on March 31, 1997, provides for the conversion of the HDC stock into Company Common Stock over a period of five years at a ratio as determined in accordance with the agreement.

        The Company and HDC also have in place a Restricted Stock Agreement with Mr. Ahearn in connection with an award to Mr. Ahearn of five shares of HDC common stock in 1991. The final portion of Mr. Ahearn's restricted stock vested in 1994. The provisions of the agreement with Mr. Ahearn are similar to the provisions of the agreement with Mr. Davis. HDC has loaned to Mr. Ahearn an amount of $485,401 which equals the income taxes withheld in connection with HDC shares awarded to him. Mr. Ahearn is charged interest on the loan at the prime rate.

   Retirement and Employee Benefit Plans

        Salaried employees (including officers) of the Company and WP&L are eligible to participate in a Retirement Plan maintained by WP&L. Mr. Ahearn is not eligible to participate in the plan. All of the other executive officers named in the Summary Compensation Table participated in the plan during 1995. Contributions to the plan are determined actuarially, computed on a straight-life annuity basis, and cannot be readily calculated as applied to any individual participant or small group of participants. For purposes of the plan, compensation means payment for services rendered, including vacation and sick pay, and is substantially equivalent to the salary amounts reported in the foregoing Summary Compensation Table. Retirement Plan benefits depend upon length of plan service (up to a maximum of 30 years), age at retirement, and amount of compensation (determined in accordance with the plan) and are reduced by up to 50 percent of Social Security benefits. Credited years of service under the plan for covered persons named in the foregoing Summary Compensation Table are as follows: Mr. Davis, 16 years; Mr. Protsch, 16 years; Mr. Amato, 9 years; and Mr. Harvey, 8 years. Assuming retirement at age 65, a Retirement Plan participant (in conjunction with the Unfunded Supplemental Retirement Plan described below) would be eligible at retirement for a maximum annual retirement benefit as follows:

                                        Retirement Plan Table
        Average
         Annual                     Annual Benefit After Specified Years in Plan*
      Compensation        5           10          15           20           25           30

      $125,000          $10,210     $20,421     $30,631       $40,841      $51,052      $61,262
       150,000           12,502      25,004      37,506        50,008       62,510       75,012
       200,000           17,085      34,171      51,256        68,341       85,427      102,512
       250,000           21,669      43,337      65,006        86,675      108,343      130,012
       300,000           26,252      52,504      78,756       105,008      131,260      157,512
       350,000           30,835      61,671      92,506       123,341      154,177      185,012
       400,000           35,419      70,837     106,256       141,675      177,093      212,512
       450,000           40,002      80,004     120,006       160,008      200,010      240,012
       475,000           42,294      84,587     126,881       169,175      211,468      253,762
       500,000           44,585      89,171     133,756       178,341      222,927      267,512
       525,000           46,877      93,754     140,631       187,508      234,385      281,262

   * Average annual compensation is based upon the average of the highest 36 consecutive months of compensation. The Retirement Plan benefits shown above are net of estimated Social Security benefits and do not reflect any deductions for other amounts. The annual retirement benefits payable are subject to certain maximum limitations (in general, $120,000 for 1995 and $120,000 for 1996) under the Internal Revenue Code. Under the Retirement Plan and a supplemental survivors income plan, if a Retirement Plan participant dies prior to retirement, the designated survivor of the participant is entitled to a monthly income benefit equal to approximately 50 percent (100 percent in the case of certain executive officers and key management employees) of the monthly retirement benefit which would have been payable to the participant under the Retirement Plan if the participant had remained employed by the Company until eligible for normal retirement.

        Unfunded Supplemental Retirement Plan - WP&L maintains an Unfunded Supplemental Retirement Plan which provides funds for payment of retirement benefits above the limitations on payments from qualified pension plans in those cases where an employee's retirement benefits exceed the qualified plan limits. Additionally, the plan provides for payments of supplemental retirement benefits to employees holding the position of Vice President or higher, who have been granted additional months of service by the Board of Directors of the Company for purposes of computing retirement benefits. The benefits payable under this plan are included in the amounts disclosed in the Retirement Plan Table set forth above.

        Unfunded Executive Tenure Compensation Plan - WP&L maintains an Unfunded Executive Tenure Compensation Plan to provide incentive for key executives to remain in the service of WP&L by providing additional compensation which is payable only if the executive remains with WP&L until retirement (or other termination if approved by the Board of Directors of the Company). Participants in the plan must be designated by the Chief Executive Officer of WP&L and approved by the WP&L Board. Mr. Davis was the only active participant in the plan as of December 31, 1995. The plan provides for monthly payments to a participant after retirement (at or after age 65, or with approval of the WP&L Board, prior to age 65) for 120 months. The payments will be equal to 25 percent of the participant's highest average salary for any consecutive 36-month period. If a participant dies prior to retirement or before 120 payments have been made, the participant's beneficiary will receive monthly payments equal to 50 percent of such amount for 120 months in the case of death before retirement, or if the participant dies after retirement, 50 percent of such amount for the balance of the 120 months. Annual benefits of $104,500 would be payable to Mr. Davis upon retirement, assuming he continues in WP&L's service until retirement at the same salary as was in effect on December 31, 1995.

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         OWNERSHIP OF VOTING SECURITIES

        Listed in the following table are the shares of Company Common Stock owned by the executive officers listed in the Summary Compensation Table and all directors of the Company, as well as the number of shares owned by directors and officers as a group as of March 1, 1996. The table also sets forth each person known by the Company to beneficially own as of March 1, 1996 five percent or more of the outstanding shares of Company Common Stock.
                                             Shares
                                          Beneficially      Percent
    Name of Beneficial Owner                  Owned         of Class

    Executive(1)
         Lance W. Ahearn  . . . . . .        24,461(2)         *
         A. J. (Nino) Amato . . . . .         2,249(3)         *
         William D. Harvey  . . . . .         7,131(3)         *
         Eliot G. Protsch . . . . . .         8,005(3)         *
    Expected Director Nominees
         Rockne G. Flowers  . . . . .         7,738            *
         Katharine C. Lyall . . . . .         4,688            *
         Henry C. Prange  . . . . . .         9,496(3)         *

    Continuing Directors
         L. David Carley  . . . . . .         3,514            *
         Erroll B.  Davis, Jr.  . . .        10,274(3)(4)      *
         Donald R. Haldeman . . . . .         3,454            *
         Arnold M. Nemirow  . . . . .         6,722            *
         Milton E. Neshek . . . . . .        10,486            *
         Judith D. Pyle . . . . . . .         4,519            *
         Carol T. Toussaint . . . . .         8,804            *

    All Executive and Directors as a
     Group 27 people, including those
     listed above . . . . . . . . . .       104,409            *

    Other Beneficial Owners(5)
         IES  . . . . . . . . . . . .     6,123,944         16.6%
         IPC  . . . . . . . . . . . .     6,123,944         16.6%

    * Less than one percent of the total outstanding shares of Company Common Stock.

   (1)  Stock ownership of Mr. Davis is shown with continuing directors.
   (2) Mr. Ahearn owns 5 shares of HDC common stock subject to the terms of a Restricted Stock Agreement with HDC and the Company. Pursuant to such agreement, Mr. Ahearn may exchange up to one-third of his shares of HDC common stock for Company Common Stock on March 31, 1996.
        Based on the terms of the agreement and the most recent available appraisal of HDC, pursuant to which the exchange ratio is calculated, Mr. Ahearn could receive 23,506 shares of Company Common Stock in exchange for one-third of his HDC shares. Accordingly, Mr. Ahearn's beneficial ownership reflected in the table above includes the shares of Company Common Stock he could receive pursuant to such an exchange.
   (3) Included in the beneficially owned shares shown are the following indirect ownership interests with shared voting and investment powers: Mr. Amato - 880; Mr. Harvey - 1,558; Mr. Protsch - 394; Mr. Davis - 4,602; and Mr. Prange - 248.
   (4) Mr. Davis has been awarded 1.67 shares of HDC common stock subject to a Restricted Stock Agreement with HDC and the Company.
   (5) By reason of stock option agreements entered into in connection with the Proposed Merger, each of IES and IPC may be deemed to have sole voting and dispositive power with respect to the shares listed above which are subject to their respective options granted by the Company and, accordingly, each of IES and IPC may be deemed to beneficially own all of such shares (assuming exercise of its option and the nontriggering of the other party's right to exercise its option for Company Common Stock). However, each of IES and IPC expressly disclaim any beneficial ownership of such shares because the options are exercisable only in certain circumstances.

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is included as part of the disclosures contained in Item 12 under the caption "Compensation of Executive Officers," which disclosures are incorporated herein by reference.

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

   (a) (1)  Consolidated Financial Statements of the Company

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

   (a) (2)  Financial Statement Schedules of the Company

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

            Wisconsin Power and Light Company Employees' Retirement Savings Plan Financial Statements and Schedules

            Included as part of this Item 14:

            Report of Independent Public Accountants

            Statements of Net Assets Available for Benefits as of December 31, 1995 and 1994

            Statements of Changes in Net Assets Available for Benefits for the Years Ended December 31, 1995 and 1994

            Notes to Financial Statements

            Schedule I - Schedule of Assets Held for Investment Purposes

            Schedule II - Schedule of Reportable Transactions

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

      (2B*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc.
                (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 10, 1995)

      (2C*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate Power Company (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 10, 1995)

      (2D*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and WPL Holdings, Inc.
                (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated November 10, 1995)

      (2E*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and Interstate Power Company (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated November 10, 1995)

      (2F*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated November 10, 1995)

      (2G*) Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated November 10, 1995)

      3A*       Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 4.1 to the Company's Form S-3 Registration Statement No. 33-59972)

      3B        Amendments to By-Laws of the Company

      3C        By-Laws of the Company as amended

      4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, incorporated by reference to Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952,
                September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969, October 1, 1970, July 1,
                1971, April 1, 1974, December 1, 1975, May 1, 1976, May 15,
                1978, August 1, 1980, January 15, 1981, August 1, 1984,
                January 15, 1986, June 1, 1986, August 1, 1988, December 1, 1990, September 1, 1991, October 1, 1991, March 1, 1992,
                May 1, 1992, June 1, 1992 and July 1, 1992 (incorporated by reference to Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit
                7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amended Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit
                2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended
                Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit
                2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended
                Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WPL's Form 10-K for the year ended December 31, 1988;
                Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990; Amended Exhibit 4.26 in File No. 33-45726; Amended Exhibit
                4.27 in File No.33-45726; Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992; Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992; Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992; and Exhibit 4.1 to WP&L's Form 8-K dated July 20,
                1992)

      4B* Rights Agreement, dated as of February 22, 1989, between the Company and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to the Company's Form 8-K dated February 27, 1989)

      10A*# Executive Tenure Compensation Plan, as revised November 1992 (incorporated by reference to Exhibit 10A to the Company's Form 10-K for the year ended December 31, 1992)

      10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to the Company's Form 10-K for the year ended December 31, 1992)

      10C*# Forms of Deferred Compensation Plans, as amended June 1990 (incorporated by reference to Exhibit 10C to the Company's Form 10-K for the year ended December 31, 1990)

      10C.1*# Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to the Company's Form 10-K for the year ended December 31,
                1992)

      10C.2*# Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to the Company's Form 10-K for the year ended December 31, 1993)

      10D*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended
                December 31, 1992)

      10E*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to the Company's Form 10-K for the year ended December 31, 1992)

      10F*# Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10F to the Company's Form 10-K for the year ended December 31,
                1994)

      10G*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1994)

      10H*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc., and E.B. Davis, Jr.
                (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1994)

      10I*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch and A.J. Amato (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      10J*# Form of Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      10K*# Restricted Stock Agreement -- Lance Ahearn (incorporated by reference to Exhibit 10J to the Company's Form 10-K for the year ended December 31, 1992)

      10L*# Restricted Stock Agreement -- Erroll B. Davis (incorporated by reference to Exhibit 10O to the Company's Form 10-K for the year ended December 31, 1994)

      21        Subsidiaries of the Company

      23A Consent of Independent Public Accountants (regarding the audited financial statements of the Company)

      23B Consent of Independent Public Accountants (regarding the audited financial statements of the Wisconsin Power and Light Company Employees' Retirement Savings Plan)

      27        Financial Data Schedule

   _______________
   #  A management contract or compensatory plan or arrangement.


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

                    WISCONSIN POWER AND LIGHT COMPANY
                    EMPLOYEES' RETIREMENT SAVINGS PLAN
                         FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1995 AND 1994
                        TOGETHER WITH REPORT OF
                     INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Plan Administrator of the Wisconsin Power and Light Company Employees' Retirement Savings Plan:

   We have audited the accompanying statements of net assets available for benefits of WISCONSIN POWER AND LIGHT COMPANY EMPLOYEES' RETIREMENT SAVINGS PLAN (the "Plan") as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits, with fund information, for the years then ended. These financial statements and the supplemental schedules referred to below are the responsibility of the Plan administrator. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994, and the changes in its net assets available for benefits, with fund information, for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the accompanying table of contents, are presented for purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits with fund information is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                          ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   April 4, 1996

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                  EMPLOYEES' RETIREMENT SAVINGS PLAN
                                            STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                                       AS OF DECEMBER 31, 1995
                                                    Participant Directed

                                                            Fixed         Interna-
                             Equity          Growth        Income          tional        Balanced
                              Fund            Fund          Fund            Fund           Fund

  Investments:

  Participant
   directed, at
   fair value:

   Mellon Capital
    Management
    Stock Index
    Fund                 $25,285,772
   Fidelity
    Advisor Income
    and Growth Fund                                                                     $7,762,936
   Fidelity
    Advisor Equity
    Portfolio
    Growth Fund                           $20,351,811
   WPL Holdings,
    Inc. Common
    Stock
   Templeton
    Foreign Fund                                                         $1,821,242
   Marshall Money
    Market Fund                                            $259,604
    Loans to
     Participants
  Participant
   directed, at
   contract value:
   Guaranteed
    Investment
    Contracts                                            21,648,592
  Non-participant
   directed, at
   fair value:
   WPL Holdings,
    Inc. Common
    Stock
   Marshall Money
    Market Fund
                          ----------       ----------    ----------       ---------      ---------
   Total
    Investments           25,285,772       20,351,811    21,908,196       1,821,242      7,762,936
                          ----------       ----------    ----------       ---------      ---------
  Cash
                          ----------       ----------    ----------       ---------      ---------
  Net Assets
   Available
   for Benefits          $25,285,772      $20,351,811   $21,908,196      $1,821,242     $7,762,936
                          ==========       ==========    ==========       =========     ==========
                                                                            Non-
                                                                        Participant
                                                                          Directed

                                                   WPL Holdings,       WPL Holdings,
                                                    Inc. Common         Inc. Common          Total
                                  Loan                 Stock               Stock              All
                                  Fund                 Fund                 Fund             Funds

  Investments:

  Participant
   directed,
   at fair value:

   Mellon Capital
    Management
    Stock Index
    Fund                                                                               $25,285,772
   Fidelity
    Advisor Income
    and Growth
    Fund                                                                                 7,762,936
   Fidelity
    Advisor Equity
    Portfolio
    Growth Fund                                                                         20,351,811
   WPL Holdings,
    Inc. Common
    Stock                                        $33,859,770                            33,859,770
   Templeton
    Foreign Fund                                                                         1,821,242
   Marshall Money
    Market Fund                                      266,941                               526,545
    Loans to
     Participants            $1,584,836                                                  1,584,836
  Participant
   directed, at
   contract value:
   Guaranteed
    Investment
    Contracts                                                                           21,648,592
  Non-participant
   directed, at
   fair value:
   WPL Holdings,
    Inc. Common
    Stock                                                               $6,566,306       6,566,306
   Marshall Money
    Market Fund                                                             51,859          51,859
                             ----------           ----------            ----------     -----------
   Total
    Investments                                   34,126,711             6,618,165     119,459,669
                             ----------           ----------            ----------     -----------
  Cash                                                    97                                    97
                             ----------           ----------            ----------     -----------
  Net Assets
   Available
   for Benefits              $1,584,836          $34,126,808            $6,618,165    $119,459,766
                              =========           ==========             =========     ===========

               The accompanying notes are an integral part of this statement.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                 EMPLOYEES' RETIREMENT SAVINGS PLAN A
                                            STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                                                       AS OF DECEMBER 31, 1994
                                                    Participant Directed

                                                            Fixed         Interna-
                             Equity          Growth        Income          tional        Balanced
                              Fund            Fund          Fund            Fund           Fund

  INVESTMENTS:

  Participant-
   directed, at
   fair value:

   Mellon Capital
    Management
    Stock Index
    Fund                 $15,710,838
   Fidelity
    Advisor Income
    and Growth
    Fund                                                                                $6,969,061
   Fidelity
    Advisor Equity
    Portfolio
    Growth Fund                           $10,887,304
   Templeton
    Foreign Fund                                                           $311,673
   WPL Holdings,
    Inc. Common
    Stock
   Marshall Money
    Market Fund                                          $2,237,787
   Loans to
     Participants
  Participant-
   directed, at
   contract value:
   Guaranteed
    Investment
    Contracts                                            19,451,314
  Non-participant
   directed, at
   fair value:
   WPL Holdings,
    Inc. Common
    Stock
                          ----------       ----------    ----------      ----------      ---------
   Total
    Investments           15,710,838       10,887,304    21,689,101         311,673      6,969,061
                          ----------       ----------    ----------       ---------      ---------

  Cash                                                           23
  Interest
   Receivable                                                76,297
  Contribution
   Receivable                 43,331           65,341        41,956             229         44,249
                          ----------       ----------    ----------       ---------      ---------
  Net Assets
   Available
   for Benefits          $15,754,169      $10,952,645   $21,807,377        $311,902     $7,013,310
                          ==========       ==========    ==========       =========      =========
                                                             Non
                                                         Participant
                                                          Directed

                                        WPL Holdings,   WPL Holdings,
                                         Inc. Common     Inc. Common       Total
                              Loan          Stock           Stock           All
                              Fund          Fund            Fund           Funds

  INVESTMENTS:

  Participant-
   directed, at
   fair value:

   Mellon Capital
    Management
    Stock Index
    Fund                                                                $15,710,838
   Fidelity
    Advisor Income
    and Growth
    Fund                                                                  6,969,061
   Fidelity
    Advisor Equity
    Portfolio
    Growth Fund                                                          10,887,304
   Templeton
    Foreign Fund                                                            311,673
   WPL Holdings,
    Inc. Common
    Stock                                 $30,742,626                    30,742,626
   Marshall Money
    Market Fund                             1,911,536                     4,149,323
   Loans to
     Participants         $1,539,783                                      1,539,783
  Participant-
   directed, at
   contract value:
   Guaranteed
    Investment
    Contracts                                                            19,451,314
  Non-participant
   directed, at
   fair value:
   WPL Holdings,
    Inc. Common
    Stock                                                $4,189,380       4,189,380
                          ----------       ----------    ----------      ----------
   Total
    Investments            1,539,783       32,654,162     4,189,380      93,951,302
                          ----------       ----------    ----------      ----------

  Cash                                                                           23
  Interest
   Receivable                                   6,544                        82,841
  Contribution
   Receivable                                  34,161        46,732         275,999
                          ----------       ----------    ----------       ---------
  Net Assets
   Available
   for Benenfits          $1,539,783      $32,694,867    $4,236,112     $94,310,165
                          ==========       ==========     =========      ==========

               The accompanying notes are an integral part of this statement.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                  EMPLOYEES' RETIREMENT SAVINGS PLAN
                           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                                                            Participant Directed

                                                                Fixed Income   International
                                  Equity Fund    Growth Fund        Fund            Fund       Balanced Fund
   Additions to Net Assets
    Attributed to:

    Investment Income:

     Dividend Income               $681,454        $996,849                       $102,462       $312,555
     Interest Income                                            $1,519,613
     Net Appreciation
      (Depreciation) in Fair
      Value of Investments        5,594,860       3,667,620        (61,319)         11,876        656,573
                                   --------      ----------     ----------       ---------     ----------
                                  6,276,314       4,664,469      1,458,294         114,338        969,128

    Contributions:
     Employer
     Employee                     1,599,832       1,965,268      1,643,790         246,126      1,117,254
                                  ---------       ---------     ----------         -------     ----------
                                  1,599,832       1,965,268      1,643,790         246,126      1,117,254
                                  ---------       ---------     ----------         -------     ----------
      Total Additions             7,876,146       6,629,737      3,102,084         360,464      2,086,382
                                  ---------       ---------     ----------        --------     ----------

   Deductions from Net Assets
    Attributed to:

     Distributions to
      Participants                  516,862         390,041      1,881,691          18,005        367,884
     Other Expenses                  34,644             750            900                            200
                                   --------       ---------     ----------     -----------     ----------
       Total Deductions             551,506         390,791      1,882,591          18,005        368,084
                                  ---------      ----------    -----------    ------------     ----------
   Transfers Between Funds        2,206,963       3,160,220     (1,118,674)      1,166,881       (968,672)
                                   --------      ----------   ------------     -----------    -----------
   Net Assets Available for
    Benefits:

   Beginning of Year             15,754,169      10,952,645     21,807,377         311,902      7,013,310
                                  ---------      ----------    -----------      ----------      ---------
   End of Year                  $25,285,772     $20,351,811    $21,908,196      $1,821,242     $7,762,936
                                ===========    ============     ==========     ===========     ==========
                                                                Non-Participant
                                    Participant Directed            Directed

                                               WPL Holdings,     WPL Holdings,
                                                Inc. Common       Inc. Common
                                Loan Fund       Stock Fund         Stock Fund     Total All Funds

   Additions to Net Assets
    Attributed to:

    Investment Income:

     Dividend Income                             $2,272,280          $294,408        $4,660,008
     Interest Income            $141,532             40,519                           1,701,664
     Net Appreciation
      (Depreciation) in
      Fair Value of
      Investments                                 3,504,843           608,376        13,982,829
                                --------         ----------        ----------         ---------
                                 141,532          5,817,642           902,784        20,344,501

    Contributions:

     Employer                                                       1,726,917         1,726,917
     Employee                                     1,282,399                           7,854,669
                               ---------          ---------        ----------         ---------
                                                  1,282,399         1,726,917         9,581,586
                               ---------          ---------        ----------         ---------

      Total Additions            141,532          7,100,041         2,629,701        29,926,087
                               ---------          ---------        ----------          --------

   Deductions from Net
    Assets Attributed to:

     Distributions to
       Participants               53,366          1,263,245           247,648         4,738,742
     Other Expenses                                   1,250                              37,744
                                --------          ---------        ----------       -----------
      Total Deductions            53,366          1,264,495           247,648         4,776,486
                               ---------         ----------       -----------      ------------

   Transfers Between Funds       (43,113)        (4,403,605)
                                --------         ----------      ------------       -----------
   Net Assets Available for
    Benefits:

   Beginning of Year           1,539,783         32,694,867         4,236,112        94,310,165
                               ---------         ----------       -----------        ----------
   End of Year                $1,584,836        $34,126,808        $6,618,165      $119,459,766
                             ===========       ============        ==========       ===========

            The accompanying notes are an integral part of this statement.

                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                 EMPLOYEES' RETIREMENT SAVINGS PLAN A
                           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                 FOR THE YEAR ENDED DECEMBER 31, 1994

                                                          Participant Directed
                                             Money Market                      Fixed Income    International
                             Equity Fund         Fund         Growth Fund          Fund            Fund

   Additions to Net
    Assets Attributed
    to:

    Investment Income:
     Dividend Income           $205,970                           $16,960         $23,977
     Interest Income                675         $61,825               546         646,377              $26
     Net Appreciation
      (Depreciation) in
      Fair Value of
      Investments              (206,687)                          (68,359)          4,656               (6)
                              ---------        --------         ---------     -----------       ----------
                                    (42)         61,825           (50,853)        675,010               20
    Contributions:

     Employer
     Employee                   675,704          55,140         1,018,430         598,393            5,937
                              ---------        --------         ---------     -----------       ----------
                                675,704          55,140         1,018,430         598,393            5,937
                              ---------        --------         ---------     -----------       ----------

      Total Additions           675,662         116,965           967,577       1,273,403            5,957
                              ---------        --------         ---------     -----------       ----------

   Deductions from Net
    Assets Attributed
    to:

     Distributions to
      Participants              343,168          93,701           164,613         855,394
     Other Expenses              20,995             143             6,905          52,673
                              ---------        --------         ---------     -----------       ----------
      Total Deductions          364,163          93,844           171,518         908,067
                              ---------        --------         ---------     -----------       ----------

   Transfers Between
    Plans                     7,776,036        (605,501)        4,899,645      12,204,679          305,945
                              ---------        --------         ---------     -----------       ----------
   Net Assets Available
    for Benefits:

    Beginning of Year         7,666,634         582,380         5,256,941       9,237,362
                              ---------        --------         ---------     -----------       ----------
    End of Year             $15,754,169              $0       $10,952,645     $21,807,377         $311,902
                            ===========       =========        ==========     ===========       ==========
                                                                             Non-Participant
                                          Participant Directed                   Directed

                                                             WPL Holdings,    WPL Holdings,
                               Balanced                       Inc. Common      Inc. Common       Total All
                                 Fund         Loan Fund        Stock Fund       Stock Fund         Funds

   Additions to Net Assets
    Attributed to:

    Investment Income:

     Dividend Income          $127,247                          $281,708          $218,764       $874,626
     Interest Income               325           $61,460           8,540                          779,774
     Net Appreciation
      (Depreciation) in
      Fair Value of
      Investments             (228,739)                        4,861,162          (618,054)     3,743,973
                             ---------          --------      ----------        ----------      ---------
                              (101,167)           61,460       5,151,410          (399,290)     5,398,373

    Contributions:

     Employer                                                                      557,061        557,061
     Employee                  691,159                           534,330                        3,579,093
                               -------         ---------       ---------        ----------      ---------
                               691,159                           534,330           557,061      4,136,154
                               -------         ---------       ---------        ----------      ---------
   Total Additions             589,992            61,460       5,685,740           157,771      9,534,527
                               -------         ---------       ---------        ----------      ---------

   Deductions from Net
    Assets Attributed to:

     Distributions to
      Participants              88,714            32,741          63,031           168.624      1,809,986
     Other Expenses              2,786                            16,266                           99,768
                              --------          --------       ---------        ----------    -----------
      Total Deductions          91,500            32,741          79,297           168,624      1,909,754
                              --------         ---------      ----------       -----------   ------------

   Transfers Between Plans   3,115,934           845,277      22,165,018           727,777     51,434,810
                            ----------          --------      ----------      ------------    -----------
   Net Assets Available
    for Benefits:

   Beginning of Year         3,398,884           665,787       4,923,406         3,519,188     35,250,582
                            ----------         ---------      ----------       -----------     ----------
   End of Year              $7,013,310        $1,539,783     $32,694,867        $4,236,112    $94,310,165
                             =========         =========      ==========         =========     ==========

         The accompanying notes are an integral part of this statement.

                        WISCONSIN POWER AND LIGHT COMPANY
                       EMPLOYEES' RETIREMENT SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994


   Note 1. Description of the Plan

       On January 1, 1983, Wisconsin Power and Light Company (the "Company") a subsidiary of WPL Holdings, Inc. ("WPLH") implemented a voluntary Employees' Long Range Savings and Investment Plan A ("Plan A") for the benefit of eligible salaried employees. Effective January 1, 1991, the Company changed Plan A's name to the Employees' Retirement Savings Plan A. Plan A is a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1954 (the "Code"), as amended, and meets the applicable requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Information regarding Plan A benefits is provided in the summary plan description which has been made available to all eligible Plan A participants.

       On December 31, 1994, the Company's Employees' Retirement Savings Plan B (a plan for the benefit of eligible hourly employees, herein referred to as "Plan B") was merged into Plan A. This transfer did not affect Plan B participants' vested benefits earned prior to the merger date. The various investment options available to the former Plan B participants were retained with their participation in Plan A. The aggregate market value of assets transferred was $35,302,746.

       On December 31, 1994, with the amendment and restatement of Plan A's plan document, Plan A was renamed the Employee's Retirement Savings Plan (the "Plan") reflecting the combination of Plan A and Plan B. Upon merger, the administration, corporate sponsorship activity, trust fund management and investment options became common among all Plan participants.

       On December 14, 1994, the Company's Employee Stock Ownership Plan ("ESOP") was terminated. On that date, Plan A participants who also were participants in the ESOP were given the option to receive a distribution from the ESOP or rollover their ESOP assets into Plan A. The aggregate market value of ESOP assets transferred into Plan A on December 14, 1994, totaled $9,511,207. The participants invested these assets at their discretion within the investment options described in Note 3.

       Administration of the Plan is the responsibility of the Pension and Employee Benefits Committee (the "Committee") of the Company.

       Under the Plan, an eligible employee may elect to defer up to 15% of their compensation (not to exceed $9,240 for 1995) and have such amounts contributed by the Company to an account maintained for the employee.

       Active salaried employees of the Company and WPLH (formerly Plan A participants, herein referred to as "Salaried Participants") who work at least half-time or have worked at least 1,000 hours are eligible to participate in the Plan after attainment of age 18.

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

       Plan Merger

       The merger of Plan B into Plan A has been presented as a transfer of assets from Plan B into Plan A at the date of transfer, December 31, 1994. Accordingly, the additions to and deductions from net assets in the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1994 reflect only the activity of Plan A prior to the merger.

       Valuation of Investments

       Guaranteed investments contracts are all fully benefit responsive and carried at contract value, which approximates fair value.
       Participant loans are carried at unpaid principal balances due. All other Plan investments are carried at fair value.

       Net Appreciation in Fair Market Value of Investments

       Net realized and unrealized appreciation (depreciation) is recorded in the accompanying statement of changes in net assets available for benefits with fund information as net appreciation in fair market value of investments.

       Expenses

       Investment management fees are paid from investment earnings prior to crediting earnings to the individual participant account balances. Most other Plan administrative expenses are absorbed by the Company.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan administrator to make estimates and assumptions that affect the reported amounts of net assets available for benefits at the date of the financial statements and the reported amounts of changes in net assets available for benefits during the reporting period. Actual results could, in some cases, differ from those estimates.

       Reclassifications

       Certain reclassifications have been made to the financial statements of the prior year to conform to the presentation for 1995.

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

       Growth Fund. Fidelity Management and Research manages the Growth Fund which is invested in the Fidelity Advisor Equity Portfolio Growth Fund. This fund invests primarily in stocks and securities convertible into common stocks of those companies that the investment advisor believes have above-average growth characteristics.

       Balanced Fund. Fidelity Management and Research manages this fund which is invested in the Fidelity Advisor Income and Growth Fund. The Balanced Fund is invested in a broadly diversified portfolio of securities, including foreign and domestic common and preferred stocks, bonds and other liquid securities.

       International Fund. Templeton Funds, Inc. manages the International Fund which consists of the Templeton Foreign Fund. This fund's objective is long-term capital growth, which it seeks to achieve through a flexible policy of investing in stocks and debt obligations of companies and governments outside the United States.

       WPL Holdings, Inc. Common Stock Fund. This fund invests in WPLH common stock. Purchases of common stock are made by the Trustee from shares newly issued by WPLH or on the open market. Any dividends received on WPLH common stock in this fund are reinvested by the Trustee in common stock of WPLH.

       Under the terms of an Agreement and Plan of Merger ("Merger Agreement") dated November 10, 1995, between WPLH, IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC"), the outstanding shares of WPLH common stock will remain unchanged and outstanding as shares of Interstate Energy Corp. ("Interstate Energy") after the merger. Each outstanding share of IES and IPC's common stock will be converted to .98 and 1.11 shares, respectively, of Interstate Energy's common stock. It is anticipated that Interstate Energy will retain WPLH common share dividend payment level as of the effective time of the merger.

       In February 1989, the Board of Directors of WPLH declared a dividend distribution of one common stock purchase right ("right") on each outstanding share of WPLH common stock. Each right would initially entitle shareowners to buy one-half of one share of WPLH common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of WPLH common stock. The rights expire on February 22, 1999, unless the rights are earlier redeemed or exchanged by WPLH.

       Loan Fund. Upon application of a participant, the Committee may direct the Trustee to make a loan out of the participant's specific account due to special "hardship" circumstances. Participant loans will reduce participant investment funds. Interest rates on participant loans ranged from 7.25% to 9.25% and 7.75% to 9.75% in 1995 and 1994, respectively. Information regarding loan proceeds and repayments included in net transfers is as follows:

                                     1995           1994
   Loan Proceeds                $  537,465     $  262,315
   Loan Repayments                (580,578)      (237,775)
   Transfers between Plans             ---        820,737
                                 ---------       --------
        Net Transfers           $  (43,113)    $  845,277
                                 =========       ========

       There are restrictions as to the amounts and number of loans. Loans and interest must be repaid in equal installments in accordance with rules established by the Committee.

       Other Investment Information

       Investments held which were greater than 5% of the Plan's net assets available for benefits as of December 31, 1995 and 1994 are as follows:

    1995:
    Fidelity Advisor Equity Portfolio Growth       $20,351,811
     Fund
    Fidelity Advisor Income and Growth Fund         $7,762,936
    Mellon Capital Management Stock Index          $25,285,772
     Fund
    WPL Holdings, Inc. Common Stock Fund           $40,426,076
    M&I Stable Principal Fund                       $9,639,371

    1994:
    Fidelity Advisor Equity Portfolio Growth       $10,887,304
     Fund
    Fidelity Advisor Income and Growth Fund         $6,969,061
    Mellon Capital Management Stock Index          $15,710,765
     Fund
    M&I Stable Principal Fund                      $10,118,638
    WPL Holdings, Inc. Common Stock                $34,932,006

   Note 4. Employer Contribution

       The Company provides a matching contribution in an amount equal to 50% and 25% of the deferred cash contributions made on behalf of Salaried Participants and Hourly Participants, respectively, up to 6% of each Participant's compensation per pay period. Company contributions are invested in WPLH common stock.

   Note 5. Withdrawals

       Distributions from a participant's account balance will be made to the participant upon retirement, terminations of employment, death or disability or upon request due to special "hardship" circumstances. "Hardship" distributions are paid in a lump sum payment. Termination distributions shall be made in a lump sum within 45 days after the valuation date immediately following the termination date unless the value of a participant's account exceeds $3,500; in such case, distributions will be deferred and will be made or commence within 45 days after the valuation date following the date on which the participant reached age 70-1/2, unless the participant elects to receive the distribution as of an earlier date. Other distributions will be made in a lump sum or in annual installments for up to a 10 year period. Distributions payable to terminated participants totaled $18,710,282 and $19,917,664 as of December 31, 1995 and 1994,
       respectively. The unpaid portion of all loans made to the participant, including accrued interest, will be deducted from the amount of the participant account to be distributed.

   Note 6. Transfers and Terminations

       The Plan allows a participant to either change or terminate investment options daily through an automated voice response system. In the event a participant transfers to employment outside the Company or affiliated companies such that the participant is no longer an eligible employee, the participant is not permitted to make deferred cash elections.

   Note 7. Tax Status

       Plans A and B have obtained determination letters from the Internal Revenue Service dated October 6, 1989, approving them as qualified for tax-exempt status. Plan amendments adopted since the last tax determination letters, including the amendment necessary to merge Plan A and Plan B, were included in the Company's filing for a determination letter request on March 31, 1995. In the opinion of the Company's management, the Plan, as currently amended, remains tax-exempt.

   Note 8. Derivative Financial Instruments

       The Plan did not invest in any material derivative financial instrument contracts in 1995 and 1994.

   Note 9. Related Party Transactions

       As described previously (see Note 3), the Plan maintains investments in WPLH common stock, the Marshall Money Market Fund and in the M&I Stable Principal Fund. In addition, as stated in Note 2, certain administrative expenses are absorbed by the Company. These transactions are not considered prohibited transactions by statutory exemptions under the ERISA regulations.

   Note 10.   Impact of SOP 94-4

       The adoption of SOP 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans," effective January 1, 1995, did not materially impact the Plan financial statements.

                                                                   Schedule I
                        WISCONSIN POWER AND LIGHT COMPANY
                       EMPLOYEES' RETIREMENT SAVINGS PLAN
            ITEM 27a--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                DECEMBER 31, 1995


   Face Amount/                                                   Fair or
   Number of                                                      Contract
   Shares         Description                        Cost          Value

     189,510    Mellon Capital Management
                 Stock Index Fund                   $19,996,972  $25,285,772

     494,140    Fidelity Advisor Income and
                 Growth Fund                          7,256,575    7,762,936

     198,392    Templeton Foreign Fund                1,826,223    1,821,242

   1,584,836    Loans to Participants (interest
                 rate 7.25%-9.25%)                    1,584,836    1,584,836

     542,570    Fidelity Advisor Equity Portfolio
                 Growth Fund                         17,082,644   20,351,811

   1,319,994    WPL Holdings, Inc. Common Stock      31,769,171   40,426,076

     578,404    Marshall Money Market Fund              578,404      578,404

                Guaranteed Investment Contracts:

   1,037,048      Security Life of Denver GIC
                     #FA-0381, 6.90%, due 6/16/00     1,037,048    1,037,048

   1,081,908      Hartford GIC #12039,
                     7.92%, due 12/19/97              1,081,908    1,081,908

   1,486,654      CNA 1991 Selection Fund F4, 9.07%,
                     due 3/31/94 through 3/31/96      1,486,654    1,486,654

     818,494      Principal Mutual Life Insurance
                     Company GIC #11792, 9%, due
                     12/31/1995                         818,494      818,494

   1,060,854      Allstate Life GIC# GA-5760,
                     7.53%, due 3/31/00               1,060,854    1,060,854

   1,056,011      LaSalle National Bank GIC
                     # 355-00-45542, 7.10%, due
                     3/16/99                          1,056,011    1,056,011

   1,048,266      Safeco Life GIC # LP1050630,
                     6.98%, due 9/30/99               1,048,266    1,048,266

   3,350,773      Government Plus Synthetic GIC
                     #ADA00083TR                      3,350,773    3,350,773

   1,069,213      Transamerica Occidental Life GIC
                     # 51240, 7.91%, due 2/14/00      1,069,213    1,069,213

   9,639,371      M&I Stable Principle Fund           9,639,371    9,639,371
                                                     ----------   ----------

       Total Guaranteed Investment Contracts         21,648,592   21,648,592
                                                     ----------   ----------
       Total Assets Held for Investment Purposes   $101,743,417 $119,459,669
                                                    ===========  ===========

                                                                  Schedule II


                                                  WISCONSIN POWER AND LIGHT COMPANY
                                                 EMPLOYEES' RETIREMENT SAVINGS PLAN
                                            ITEM 27d--SCHEDULE OF REPORTABLE TRANSACTIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 1995
                                 Number of    Total Value     Number of         Net      Total Cost
                                 Purchase         of            Sales         Selling        of
   Description of Assets       Transactions    Purchases     Transactions      Price     Assets Sold     Net Gain

   Series of transactions
    involving securities of
    the same issue, that in
    the aggregate, exceed 5%
    of the plan assets as of
    the beginning of the
    plan year.

     Fidelity Advisor Equity
      Portfolio Growth Fund        228        $8,441,268       151         $2,644,370     $2,412,537    $231,833

     Mellon Capital Management
      Stock Index Fund             229         6,254,705       166          2,274,247      2,017,521     256,726

     WPL Holdings, Inc.
      Common Stock                 138         5,199,072       232          7,829,483      5,794,124   2,035,359

     Marshall Money Market Fund    302        25,788,873       374         25,290,814     25,290,814          --

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WPL HOLDINGS, INC.



   Date:  April 29, 1996         By:/s/ Edward M. Gleason
                                   Edward M. Gleason
                                   Vice President, Treasurer
                                   and Corporate Secretary
                                   (Principal Financial and Accounting
                                   Officer)

                               WPL HOLDINGS, INC.
                                  EXHIBIT INDEX


   Exhibit
     No.       Description

   3B*         Amendments to By-Laws of the Company

   3C*         By-Laws of the Company as amended

   21*         Subsidiaries of the Company

   23A* Consent of Independent Public Accountants (regarding the audited financial statements of the Company)

   23B Consent of Independent Public Accountants (regarding the audited financial statements of the Wisconsin Power and Light Company Employees' Retirement Savings Plan)

   27*         Financial Data Schedule



   _____________
   * Previously filed with this Annual Report on Form 10-K.