Form 10-Q
period 1996-03-31
WPL HOLDINGS INC
filed 1996-05-15
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
               For the quarterly period ended  March 31, 1996

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
   (State or other jurisdiction           (I.R.S. Employer Identification
   of incorporation or organization)                       Number)

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

         Common Stock Outstanding at March 31, 1996:  30,773,588 shares

                                    CONTENTS

                                                                         PAGE
   PART I.   Financial Information:

             Consolidated Financial Statements of WPL Holdings, Inc.

             Consolidated Balance Sheets as of March 31, 1996
              and 1995 and December 31, 1995 . . . . . . . . . . . . . .  2,3

             Consolidated Statements of Income for the Three and Twelve
              Months Ended March 31, 1996 and 1995 . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the Three and
              Twelve Months Ended March 31, 1996 and 1995  . . . . . . . .  5

             Notes to Consolidated Financial Statements  . . . . . . . . .  6

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . 16

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 17

             Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . 18

                      WPL HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                   March 31,    March 31,    December 31,
                                     1996          1995          1995
                                          (Thousands of Dollars)

   ASSETS
   UTILITY PLANT:
     Plant in service--
       Electric..............     $ 1,674,322  $  1,627,437   $  1,666,134
       Gas...................         218,973       207,581        217,678
       Water.................          23,072        21,929         22,518
       Common................         140,504       126,434        136,943
                                    ---------   -----------     ----------
                                    2,056,871     1,983,381      2,043,273
     Less: Accumulated
       provision for
       depreciation..........         908,603       834,837        887,562
                                     --------      --------     ----------
                                    1,148,268     1,148,544      1,155,711

     Construction work in
       progress..............          42,848        28,268         36,996
     Nuclear fuel, net.......          14,976        17,605         18,867
                                     --------      --------     ----------
       Total utility plant...       1,206,092     1,194,417      1,211,574
                                     --------      --------     ----------
   OTHER PROPERTY AND EQUIPMENT:
      Other property and
       equipment.............         158,258       149,464        171,211
      Less:  Accumulated
       provision for
       depreciation..........          22,133        23,739         26,442
                                     --------      --------     ----------
                                      136,125       125,725        144,769
                                     --------      --------     ----------
   INVESTMENTS:
       Nuclear decommissioning
         trust funds.........          82,523        63,480         73,357
       Other investments.....          11,975        12,125         12,105
                                     --------      --------     ----------
                                       94,498        75,605         85,462
                                     --------      --------     ----------

   CURRENT ASSETS:
     Cash and equivalents....           7,935        11,194         11,386
     Accounts receivable less
      allowance for doubtful
      accounts of $1,482, $1,621
      and $1,735, respective.          81,797        71,755         94,648
     Fossil fuel, at average
      cost...................          12,285        12,061         14,625
     Materials and supplies,
      at average cost........          20,904        23,487         20,723
     Gas in storage, at average
      cost...................           1,048         1,944          6,319
     Prepayments and other...          23,115        22,457         27,987
                                     --------      --------     ----------
       Total current assets..         147,084       142,898        175,688
                                     --------      --------     ----------

   Restricted cash...........           8,079         5,893          3,266
   OTHER ASSETS:
        Regulatory assets....         169,075       156,834        171,699
        Deferred charges and
         other...............          77,721        88,767         79,956
                                     --------      --------     ----------
             Total other assets       246,796       245,601        251,655

   TOTAL ASSETS...............    $ 1,838,674    $1,790,139    $ 1,872,414
                                    =========     =========     ==========

   CAPITALIZATION AND
    LIABILITIES
     Common stock, $.01 par
      value, authorized--
      100,000,000 shares;
      issued and outstanding
      -- 30,773,588 shares...     $       308    $      308    $       308
     Premium on capital stock
      & capital surplus......         305,173       305,364        305,223
     Reinvested earnings.....         308,147       296,314        291,939
                                     --------      --------       --------
          Total common equity         613,628       601,986        597,470

   PREFERRED STOCK NOT
    MANDATORILY REDEEMABLE:
     Cumulative, without par
      value, authorized 3,750,000
      maximum aggregate stated
      value $150,000,000;
        Cumulative, without par
         value, $100 stated
         value; 449,765 shares
         outstanding.........          44,977        44,977         44,977
     Cumulative, without par
       value, $25 stated
       value; 559,630 shares
       outstanding...........          14,986        14,986         14,986
                                     --------      --------     ----------
      Total preferred stock..          59,963        59,963         59,963
   LONG TERM DEBT, NET.......         428,347       447,555        430,362
                                     --------      --------     ----------
       Total capitalization..       1,101,938     1,109,504      1,087,795
                                     --------      --------     ----------

   CURRENT LIABILITIES:
     Current maturities of
       long-term debt........           1,406         1,328          3,397
     Variable rate demand
       bonds.................          56,975        56,975         56,975
     Short-term debt.........          57,896        32,063        109,525
     Accounts payable........          80,256        70,781         94,898
     Accrued payroll and
       vacation..............          13,207        16,051         14,299
     Accrued taxes...........          24,103        17,418          6,483
     Accrued interest........           5,284         7,169          9,214
     Other...................          36,171        23,654         26,783
                                     --------      --------     ----------
       Total current
        liabilities..........         275,298       225,439        321,574
                                     --------      --------     ----------

   OTHER LIABILITIES AND
    CREDITS:
     Accumulated deferred
      income taxes..........          245,153       228,328        241,150
     Accumulated deferred
      investment tax credits           38,364        40,279         38,842
     Accrued environmental
      remediation costs.....           76,763        79,267         76,852
     Other..................          101,158       107,322        106,201
                                     --------      --------     ----------
       Total other liabilities
         and credits........          461,438       455,196        463,045
                                     --------      --------     ----------

   TOTAL CAPITALIZATION AND
    LIABILITIES.................. $ 1,838,674    $1,790,139    $ 1,872,414
                                    =========     =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WPL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income



                                  Three Months Ended    Twelve Months Ended
                                      March 31,              March 31,
                                  1996         1995      1996        1995
                          (In Thousands of Dollars Except for Per Share Data)


   OPERATING REVENUES:
     Electric..............  $  148,500   $  131,151  $ 563,672  $  525,701
     Gas...................      71,741       55,207    155,703     142,061
     Fees, rents and other.      40,636       29,516    132,883     116,806
                               --------     --------   --------    --------
                                260,877      215,874    852,258     784,568
                               --------     --------   --------    --------

   OPERATING EXPENSES:
     Electric production
       fuels...............      28,604       29,713    115,380     120,896
     Purchased power.......      15,344        7,148     52,210      35,574
     Purchased gas.........      45,364       33,882     95,483      91,137
     Other operation.......      76,565       59,991    267,371     251,528
     Maintenance...........       8,551        9,832     40,762      41,687
     Depreciation and
      amortization.........      23,116       21,284     88,151      80,433
     Taxes other than
      income...............       9,171        9,323     34,036      34,127
                               --------     --------   --------    --------
                                206,715      171,173    693,393     655,382
                               --------     --------   --------    --------

   OPERATING INCOME........      54,162       44,701    158,865     129,186
                               --------     --------   --------    --------

   INTEREST EXPENSE AND OTHER:
     Interest on debt......       8,921       10,247     42,233      38,458

     Allowance for funds used
       during construction
       (credit)............        (776)        (361)    (2,503)     (3,761)
     Other (income) and
       deductions, net.....      (3,950)         (35)    (7,018)     (2,823)
                               --------     --------   --------    --------
                                  4,195        9,851     32,712      31,874

   INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES..................      49,967       34,850    126,153      97,312
                               --------     --------  ---------    --------
   INCOME TAXES:
     Current...............      17,560       12,721     32,147      25,610
     Deferred..............         377        1,721      9,372      10,261
     Amortization of
       investment tax
       credits.............        (478)        (479)    (1,915)     (1,928)
                               --------     --------   --------    --------
                                 17,459       13,963     39,604      33,943

   PREFERRED STOCK
    DIVIDENDS OF SUBSIDIARY         828          828      3,310       3,310
                               --------     --------  ---------    --------
   INCOME FROM CONTINUING
    OPERATIONS.............      31,680       20,059     83,239      60,059
                               --------     --------  ---------    --------
   DISCONTINUED OPERATIONS:
     Loss from operations of
      discontinued subsidiary,
      net of applicable tax
      benefits of $0, $267,
      $1,184 and $869,
      respectively                 -             406      1,806      1,525
     Loss on disposal of
      subsidiary, net of
      applicable taxes of
      $0, $0, $3,271, and
      $0, respectively             -              -      10,974         -
                               --------     --------   --------    --------
                                   -             406     12,780      1,525
                               --------     --------   --------    --------
   NET INCOME............... $   31,680   $   19,653  $  70,459  $  58,534
                               ========    =========   ========   ========

   EARNINGS PER SHARE:
      Income from continuing
       operations...........      $1.03        $0.65      $2.70      $1.95
      Discontinued
       operations...........       0.00        (0.01)     (0.42)     (0.05)
                               --------     --------   --------    -------
      Net income............      $1.03        $0.64      $2.28      $1.90
                               ========     ========   ========    =======
   CASH DIVIDENDS PER
    SHARE OF COMMON STOCK...  $  0.4925   $    0.485  $   1.948   $  1.925
                               ========     ========   ========    =======
   WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING.............     30,774       30,774     30,774     30,774
                               ========     ========   ========    =======


   The accompanying notes are an integral part of the consolidated financial statements.

                              WPL HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS




                                Three Months Ended     Twelve Months Ended
                                     March 31,              March 31,

                                 1996        1995        1996       1995

                                         (Thousands of Dollars)
    Cash flows from (used
      for) operating
      activities:

      Net income  . . . . .      $31,680     $19,653    $70,459    $58,534

      Adjustments to
       reconcile net income
       to net cash from
       operating
       activities:

       Depreciation and
         amortization . . .       23,116      21,284     88,151     80,433
       Deferred income
         taxes and
         investment tax
         credits  . . . . .         (101)      1,242      7,457      8,333
       Amortization of
         nuclear fuel . . .        2,169       2,208      7,748      7,090
       Allowance for equity
         funds used during
         construction . . .         (530)       (271)    (1,684)    (2,831)
       (Gain) loss on sale
         of subsidiary  . .       (3,249)        ---      7,725        ---
      Changes in assets and
       liabilities:
       Accounts receivable
         and unbilled
         revenues . . . . .       13,172        (290)    (9,721)   (16,087)
       Production fuels,
         materials, and
         supplies . . . . .        2,159       1,894      2,359        324
       Gas in storage   . .        5,271       6,031        896        (98)
       Prepayments and
         other  . . . . . .        4,871       7,823       (659)    (1,045)
       Accounts payable and
         accruals . . . . .      (19,663)     (8,107)    8,858       1,788
       Accrued taxes  . . .       17,620      11,024      6,684      4,929
       Other, net   . . . .       (2,352)     23,248    (14,176)    46,534
                                 -------      ------    -------    -------
         Net cash from
           operating
           activities . . .       74,163      85,739    174,097    187,904
                                 -------     -------    -------    -------
    Cash flows from (used
      for) financing
      activities:

      Long-term debt
       maturities,
       redemptions and
       sinking fund
       requirements   . . .       (4,021)     (2,074)    (1,191)    23,488
      Net change in short
       term debt  . . . . .      (51,629)    (32,438)    25,833     (8,891)

      Retirement of first
       mortgage bonds   . .          ---         ---    (18,000)       ---

      Common stock cash
       dividends, less
       dividends reinvested      (15,156)    (14,925)   (59,932)   (53,491)
      Other, net  . . . . .          111        (540)     1,592     (1,647)
                                 -------    --------   --------   --------
         Net cash (used for)
           financing
           activities . . .      (70,695)    (49,977)   (51,698)   (40,541)
                                 -------   ---------    -------   --------
    Cash flows from (used
      for) investing
      activities:

      Additions to utility
       plant, excluding
       AFUDC  . . . . . . .      (22,253)    (17,089)   (99,021)  (123,286)
      Allowance for borrowed
       funds used during
       construction   . . .         (248)        (90)      (821)      (930)
      Dedicated
       decommissioning
       funding  . . . . . .       (9,166)    (11,689)   (19,043)   (11,939)
      Proceeds from sale of
       subsidiaries . . . .       22,130         ---     22,130        ---
      Purchase of other
       property and
       equipment  . . . . .         (325)     (3,812)   (18,052)    (9,399)
      Other, net  . . . . .        2,943         839    (10,851)       250
                                  ------     -------   --------    -------

         Net cash (used for)
           investing
           activities . . .       (6,919)    (31,841)  (125,658)  (145,304)
                                 -------    --------   --------   --------
    Net increase (decrease)
      in cash and
      equivalents . . . . .       (3,451)      3,921     (3,259)     2,059

    Cash and equivalents at
      beginning of period .       11,386       7,273     11,194      9,135
                                --------    --------   --------   --------
    Cash and equivalents at
      end of period . . . .       $7,935     $11,194     $7,935    $11,194
                                ========     =======  =========    =======

    Supplemental disclosures
      of cash flow
      information:

    Cash paid during the
      period for:

      Interest on debt  . .      $12,088      $9,702    $42,370    $34,719
      Preferred stock
       dividends of
       subsidiary   . . . .         $828        $828     $3,310     $3,310
      Income taxes  . . . .       $4,305      $1,864    $31,940    $23,021

    Noncash financing
      activities:

      Dividends reinvested        $  ---      $  ---     $  ---     $5,832


    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries including Wisconsin Power and Light Company (WP&L). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

             In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and twelve month periods ended March 31, 1996 and 1995, (b) the consolidated financial position at March 31, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended March 31, 1996 and 1995 have been made.

   2. In anticipation of an expected offering of $60 million of long-term debt securities in 1996, the Company entered into an interest rate forward contract in 1995. As a result of favorable cash flow during the first quarter of 1996, the Company now anticipates that it will defer its offering of long-term debt securities until 1997, and has consequently closed its interest rate forward contract position. The gain realized on closing this position will be deferred and recognized as an adjustment to interest expense over the life of the long-term debt securities expected to be issued in 1997.

   3. During the first quarter of 1996, the Financial Accounting Standards Board issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, with recognition of an increase in the recorded amount of nuclear plant, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Given the preliminary nature of the process, the Company cannot currently determine what impact, if any, this process may have on the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   THREE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995:

   OVERVIEW

        The Company reported consolidated first quarter net income from continuing operations of $31.7 million or $1.03 per share compared to $20.1 million or 65 cents per share for the same period in 1995. The increase in earnings primarily reflects the operation of the Company's utility subsidiary, WP&L. Weather-driven sales growth, increased sales to other utilities, and continued customer growth contributed to higher electric and gas margins as compared with the first quarter of last year.

        Electric margin increased by $10.3 million due to increased sales and lower aggregate costs per kWh. Gas margins increased $5.1 million as a result of higher sales. In addition, other operation and maintenance expenses at the utility declined during the first quarter due to lower steam plant maintenance costs. Partially offsetting these items was an increase in depreciation and amortization expense.

        Heartland Development Corporation, ("HDC"), parent company of the Company's non-regulated operations, reported income from continuing operations of $0.1 million for the first quarter of 1996 compared with a loss from continuing operations of $0.4 million for the same period in 1995. The higher earnings in 1996 are the result of the gain from the sale of an HDC real estate investment, Heartland Retirement Services ("HRS"), during the first quarter of 1996. The gain, however, was largely offset by losses on gas and electric marketing transactions incurred by the energy services subsidiary.

   Electric Operations
                           Revenues
                           and Costs            %                 kWhs Sold              %           Customers at          %
                        (In Thousands)       Change            (In Thousands)          Change       End of Quarter      Change
                           1996       1995                        1996          1995                  1996        1995

   Residential and
    Farm                $55,651    $51,890          7%         833,669       769,610         8%    332,335     325,971        2%
   Industrial            34,112     31,555          8%         931,586       883,174         5%        809         776        4%
   Commercial            26,399     24,290          9%         447,966       421,040         6%     45,035      44,035        2%
   Wholesale and
    Class A              30,911     21,739         42%       1,192,342       685,138        74%         88          81        9%
   Other                  1,427      1,677       (30%)          14,680        13,247        11%      1,717       1,496       15%
                        -------    -------                     -------        ------               -------     -------
        Total           148,500    131,151         13%       3,420,243     2,772,209        23%    379,984     372,359        2%
                        -------    -------                   =========     =========       ====    =======     =======       ===
   Electric
    Production
    Fuels                28,604     29,713        (6%)
   Purchased Power       15,344      7,148        115%
                       --------    -------

   Margin              $104,552    $94,290         11%
                       ========    =======        ====


        Electric revenues increased $17.3 million, or 13 percent, as compared to the first quarter of 1995. The increase was the result of a 23 percent increase in kWh sales primarily due to colder winter weather in 1996.

        Electric margin increased $10.3 million, or 11 percent, during the first quarter of 1996 compared to the first quarter of 1995 primarily due to higher sales (as discussed above) combined with lower production fuels expense and the availability of competitively priced purchased power to supplement internal generation. The decrease in production fuel costs was the result of slightly lower coal and transportation costs.

   Gas Operations

                        Revenues                       Therms Sold
                        and Costs          %         (In Thousands)         %        Customers at         %
                     (In Thousands)      Change                          Change     End of Quarter     Change
                       1996      1995                  1996       1995                1996      1995

   Residential
    and Farm         $39,434   $28,866        37%     65,866     54,950       20%   130,555   126,098       4%
   Firm               21,787    15,777        38%     44,863     38,481       17%    16,198    15,689       3%
   Interruptible       1,064     1,171       (9)%      2,968      4,160     (29)%       288       237      22%
   Transport. and
    Other              9,456     9,393         1%     65,417     53,963       21%       161       153       5%
                      ------    ------                ------    -------             -------   -------
        Total         71,741    55,207        30%    179,114    151,554       18%   147,202   142,177       4%
                      ------    ------               =======    =======       ===   =======   =======      ===

   Purchased Gas      45,364    33,882        34%
                      ------    ------       ----
   Margin             26,377    21,325        24%
                      ======    ======      =====

        Gas revenues increased $16.5 million, or 30 percent, in the first quarter of 1996 as compared to 1995. The higher revenues were the result of an 18 percent rise in therm sales primarily due to colder weather in the first quarter and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $5.1 million, or 24 percent, increase in gas margin.

        With the elimination of the purchased gas adjustment clause, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the first quarter of 1996 the gas incentive program resulted in additional pre-tax savings of $1 million compared with $0.3 million for the same period in 1995.

   Fees, Rents and Other Revenues

        Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.

        The increase in fees, rents and other revenues is primarily due to higher energy marketing revenues of $15.5 million due to an increase in power marketing activity at the energy marketing company which was offset somewhat by lower revenues of $3.3 million in the environmental and engineering business.

        In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $1 million for the three months ended March 31, 1996 and 1995.

   Other Operation  and Maintenance Expense

        The increase in other operation and maintenance expenses is primarily due to the increased activity in the energy marketing business. The energy marketing business had only a small group of gas customers in the first quarter of 1995 and the first electric transaction was not made until June 1995. In addition, losses were incurred in gas and electric marketing transactions in the energy services subsidiary.

   Depreciation and Amortization

        Depreciation and amortization expense increased as a result of increased property additions, amortization of contributions in aid of construction ( a reduction of expense) during the first quarter of last year and higher income on the decommissioning funds.

   Other (Income) and Deductions, Net

        Other (Income) and deductions, net decreased due to the pre-tax gain on the sale of HRS of $3.3 million.

   Income Taxes

        Income taxes increased between first quarters consistent with higher taxable income.

   TWELVE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995:

   OVERVIEW

        The Company reported consolidated net income from continuing operations of $83.2 million or $2.70 per share through March 31, 1996, as compared to $60.1 million or $1.95 per share for the same period in 1995. Earnings for the twelve month period ended March 31, 1995 were reduced by 25 cents per share due to early retirement and severance programs offered during this period. Earnings per share for the 12 month periods ending March 31, 1996 and March 31, 1995 were $2.28 and $1.90, respectively, reflecting the impact of the discontinued operation of A& C Enercom Consultants, Inc. The increase in earnings primarily reflects the operations of the Company's utility subsidiary, WP&L. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended March 31, 1995.

        Electric margin increased by $26.9 million from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $9.3 million as a result of increased therm sales and reduced gas cost per therm. In addition, other operation and maintenance expenses at the utility decreased primarily due to higher early retirement and severance expenses associated with the Company's reengineering efforts during the twelve month period ended March 31, 1995.

        Partially offsetting these items was a $7.7 million increase in depreciation and amortization expense resulting from higher decommissioning related expenses and property additions.

        HDC reported a loss from continuing operations of $1.0 million for the twelve months ended March 31, 1996 compared with a loss from continuing operations of $0.3 million for the same period in 1995. The increased loss is due to higher interest expense and new business development costs combined with the incurrence by the energy marketing businesses of reduced volumes in the electric and gas trading markets. These losses were partially offset with the gain on the sale of an HDC real estate investment, Heartland Retirement Services ("HRS"), during the first quarter of 1996. During the fourth quarter of 1995, a $13.2 million loss on discontinued operations resulted from the sale of A&C Enercom Consultants, Inc. which is discussed in the "Discontinued Operations" section of the MD&A.

   Electric Operations

                                  Revenues
                                  and Cost   %            kWh Sold             %          Customers at           %
                            (In Thousands) Change      (In Thousands)        Change      End of Quarter       Change
                        1996        1995                1996         1995                  1996        1995

   Residential
    and Farm          $203,611    $191,577     6%     3,001,882   2,759,640       9%      332,335    325,971         2%
   Industrial          143,118     139,830     2%     3,920,932   3,781,084       4%          809        776         4%
   Commercial          104,238     100,122     4%     1,800,332   1,681,405       7%       45,035     44,035         2%
   Wholesale and
    Class A            106,522      85,778    24%     3,616,589   2,553,141      42%           88         81         9%
   Other                 6,183       8,394  (26)%        55,474      50,982       9%        1,717      1,496        15%
                       -------     -------           ----------  ----------                ------    -------
        Total          563,672     525,701     7%    12,395,209  10,826,252      14%      379,984    372,359         2%
                       -------     -------           ==========  ==========     ====      =======    =======        ===
   Electric
    production
    fuels              115,380     120,896   (5)%

   Purchased
    Power               52,210      35,574    47%
                        ------     -------

   Margin             $396,082    $369,231     7%
                      ========     =======    ===


        Electric revenues increased $38.0 million, or 7 percent, as compared to the twelve months ended March 31, 1995. The increase was the result of a 14 percent increase in kWh sales primarily due to colder winter weather in 1996, higher sales to other utilities and customer growth.

        Electric margin increased $26.9 million, or 7 percent, during the twelve months ended March 31, 1996 compared to the same period in 1995 primarily due to higher sales combined with reduced costs per kWh for electric production fuels and purchased power. While the cost on a per kWh basis, including fuel expense and purchased power, declined, total purchased power expense increased by 47 percent. The increase reflects the Company's increased level of activity in the bulk power sales market as well as the opportunity to secure attractively priced energy purchases to meet increased system sales. Partially offsetting increased purchased power costs are slightly lower electric production fuel costs resulting from lower coal and transportation costs.

   Gas Operations

                           Revenues
                          and Costs            %          Therms Sold          %        Customers at         %
                        (In Thousands)       Change     (In Thousands)      Change     End of Quarter     Change
                            1996       1995                1996       1995               1996       1995

   Residential and
    Farm                 $80,949    $65,668       23%   137,818    114,267       21%  130,555    126,098        4%
   Firm                   45,466     37,565       21%    97,698     81,901       19%   16,198     15,689        3%
   Interruptible           3,602      7,103     (49)%    10,956     21,975     (50)%      288        237       22%
   Transport. and
    Other                 25,686     31,725     (19)%   180,575    156,852       15%      161        153        5%
                         -------     ------             -------    -------              -----     ------
        Total            155,703    142,061       10%   427,047    374,995       14%  147,202    142,177        4%
                         =======    =======             =======    =======       ===  =======    =======      ====

   Purchased Gas          95,483     91,137        5%
                          ------     ------

   Margin                $60,220    $50,924       18%
                         =======    =======      ====

        Gas revenues increased $13.6 million, or 10 percent, during the twelve months ended March 31, 1996 as compared to the twelve months ended March 31, 1995. The higher revenues were the result of a 14 percent rise in therm sales primarily due to colder weather in the first quarter of 1996 and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $9.3 million, or 18 percent, increase in gas margin. The gas incentive program authorized by the Public Service Commission of Wisconsin also resulted in additional pre-tax savings of $1.5 million during the twelve months ended March 31, 1996 compared with $0.3 million for the same period in 1995.

   Fees, Rents and Other Revenues

        Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.

        The increase in fees, rents and other revenues of $16.1 million is primarily due to higher energy marketing revenues and syndication fees associated with development of affordable housing projects for institutional investors. The increase was partially offset somewhat by lower revenues in the environmental and engineering business.

        In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $4.2 million and $4.1 million for the twelve months ended March 31, 1996 and 1995, respectively.

   Other Operation and Maintenance Expense

        Other operation and maintenance expense increased by $14.9 million primarily due to higher contract supply-related costs at the energy marketing company, Heartland Energy Services Inc. ("HES"). This business also experienced additional administrative costs associated with new business development. The $28.3 million increase in expenses at HES was offset by a $13.0 million reduction in expense, at the utility company. The decrease in utility operations reflects the impact of higher early retirement and severance expenses during the twelve month period ended March 31, 1995, related to the Company's reengineering efforts.

   Depreciation and Amortization

        Depreciation expense increased as a result of property additions, greater amortization of contributions in aid of construction (a reduction of expense) during the first quarter of 1995 compared with the same period in 1996, and higher income on the decommissioning funds.

   Income Taxes

        Income taxes increased for the twelve month period ended March 31, 1996, as a result of higher taxable income.

   Other (Income) and Deductions, Net

         Other (Income) and deductions, net decreased due to the first quarter gain on the sale of HRS.

   Discontinued Operations

        During the fourth quarter of 1995, the Company sold A&C Enercom Consultants, Inc. ("A&C"), its utility energy and marketing consulting business. For the twelve months ended March 31, 1996, the loss from operations of A&C was $1.8 million, net of tax, and the loss on the disposal of A&C was $11.0 million, net of tax. For the twelve months ended March 31, 1995, the loss from operations was $ 1.5 million, net of tax, and there was no loss on the disposal of A& C.

   LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WP&L's ongoing construction and maintenance programs. The Company finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

        During the three and twelve months ended March 31, 1996 and March 31, 1995, the Company generated sufficient cash flows from operations and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $74.2 million for the three months ended March 31, 1996, compared to $85.7 million for the same period last year. For the twelve month period ended March 31, 1996, cash flows from operations decreased to $174.1 million from $187.9 million during the same period in 1995. During the first quarter of 1996, the Company received proceeds from the sales of A& C Enercom Consultants, Inc. and HRS of $22.1 million.

   Financing and Capital Structure

        The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $70 million at March 31, 1996 are available to support these borrowings.

        The Company's capitalization at March 31,1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50 percent common equity, 5 percent preferred stock and 45 percent long-term debt.

   Capital Expenditures

        The Company's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Construction expenditures for the three months ended March 31, 1996 were $20.9 million. The estimated construction expenditures for the remainder of 1996 are $128.5 million.

        The Company has a 41.0 percent ownership interest in the Kewaunee Nuclear Power Plant (KNPP). The operating partner of this plant is Wisconsin Public Service Corporation (WPSC). The steam generator tubes at KNPP are susceptible to corrosion and cracking phenomena seen throughout the nuclear industry. Steam Generator A is currently 24.94% effectively plugged and Steam Generator B is 17.69% effectively plugged for an average of 21.32%. The current Kewaunee safety analysis report allows an effective tube plugging limit of up to 25% average for both steam generators, not to exceed 25% in either steam generator. Analyses are currently being performed which the operating partner believes will increase the effective plugging limit to 30%. The small reduction in capacity which has resulted from this tube plugging has not had a material impact on the financial performance of the Company.

        As a result of the need to address the repair or replacement of the steam generators, the owners of KNPP have been, and are continuing to, evaluate various alternatives to deal with the degradation of the steam generator tubes. As part of this evaluation, the owners have or will take the following actions:

        (a) The Nuclear Regulatory Commission ("NRC") has been requested to redefine the pressure boundary point of the repaired steam generator tubes, which have been removed from service by plugging, in order to allow the return of many of the tubes to service; thus, permitting KNPP to return to full licensed power.

        (b) The NRC will be requested to increase the steam generator effective plugging limit from 25% to 30%.

        (c) A request will be submitted to the NRC to allow the owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service.

        (d) The partners continue to evaluate the economics of replacement of the steam generators. The replacement of steam generators is estimated to cost approximately $100 million, exclusive of additional purchased power costs associated with an extended shutdown.

        WP&L believes that the best near term economic alternative for the owners of KNPP is to continue to pursue tube recovery and repair processes. WP&L will reassess its views of available alternatives based on the condition of the steam generator tubes during the fall 1996 refueling outage.

        Currently, the owners of KNPP have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996, WPSC filed an application with the Public Service Commission of Wisconsin seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of KNPP, including various ownership transfer alternatives. The net book value of WP&L's share of KNPP as of March 31, 1996 was $57 million.

    Rates and Regulatory Matters

        On April 1, 1996, the Company filed an application with the Public Service Commission of Wisconsin ("PSCW") requesting an increase in electric, natural gas and water service rates. The application requests a
   13.4 million (3.0 percent) increase in electric revenue and a $2.4 million (1.6 percent) increase in natural gas revenue to be effective for the period January 1, 1997, through December 31, 1998. An increase of $102,000 in water revenues was also requested. General inflation and increased depreciation expense associated with customer service related investments are the primary factors supporting the proposed increase in electric and gas rates. The application is based on a regulatory return on common equity of 11.9 percent and an average common equity ratio of 51.6 percent. The Company cannot currently predict the outcome of this rate proceeding.

   Industry Outlook

        The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000.

        On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued two rules ( No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. To meet the requirement, affected utilities must file a single tariff within 60 days. The tariff must apply to all wholesale power sales and purchases over the utility's lines. In the case of power pools, public utility holding companies and bilateral coordination arrangements, the single transmission tariff must be filed by December 31, 1996. The FERC proposes that each public utility replace its soon-to-be- filed single open access tariff with a capacity reservation tariff by December 31, 1997. The Company presently has on file with the FERC a network and point to point tariff and is evaluating if a new single tariff is required to be filed within 60 days.

        The Open Access Same-Time Information System (OASIS) Rule 889 requires all public utilities to post their available transmission capacity on an Internet electronic bulletin board, providing access to all interested parties. This will ensure that transmission owners and their affiliates do not have an unfair competitive advantage in selling power.

        Rule 888 provides for the full recovery of stranded wholesale costs incurred in wholesale power contracts executed before July 11, 1994. States are given jurisdiction over the recovery of stranded retail costs. The FERC will assume this jurisdiction in cases where a state lacks the authority to become involved. Approximately 69 percent of the WP&L's annual wholesale revenues were covered by such contracts in 1995.

   NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" imposes stricter criteria for evaluating the recoverability of regulatory assets and real estate investments. The Company adopted this standard on January 1, 1996. This statement has not had a material impact on the financial position or results of operations of the Company, which may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

   INFLATION

        The impacts of inflation on WP&L are currently mitigated through
   current rate making methodologies.   Although rates will be held flat
   until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements. Inflationary impacts on the non-regulated businesses are not anticipated to be material to the Company.


   OTHER EVENTS

   Proposed Merger

        The Company, IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company (collectively, the "Proposed Merger"). The new holding company will be named Interstate Energy Corporation ("Interstate Energy"). The Proposed Merger, which will be accounted for as a pooling of interests, is still subject to approval by the shareholders of each company as well as several federal and state regulatory agencies. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

        The business of Interstate Energy will consist of utility operations and various non-utility enterprises. The utility subsidiaries currently serve approximately 870,000 electric customers and 360,000 natural gas customers in Iowa, Illinois, Minnesota and Wisconsin.

   Union Contract

        The three year contract WP&L has with the International Brotherhood of Electrical Workers, Local 965 is in effect until June 1, 1996. At the end of the first quarter, the contract covered 1,587 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L. On May 1, 1996, tentative agreement was reached on a revised three year collective bargaining agreement which is subject to ratification by the union. The ratification process is expected to begin May 20. The Company cannot predict whether the contract will be ratified.

                            PART II-OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

        1. Exhibits

                 27   Financial Data Schedule

        2.   Reports on Form 8-K:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WPL Holdings, Inc.



   Date: May 15, 1996            /s/ Edward M. Gleason
                                 Edward M. Gleason, Vice President -
                                 Treasurer, and Corporate Secretary
                                 (principal financial officer)

                                  EXHIBIT INDEX



   Exhibit
     No.        Description

     27         Financial Data Schedule