Form 10-Q
period 1996-06-30
WPL HOLDINGS INC
filed 1996-08-14
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X         THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  June 30, 1996

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

          Common Stock Outstanding at June 30, 1996:  30,795,260 shares

                                    CONTENTS



                                                                         PAGE
   PART I.   Financial Information:

                  Consolidated Financial Statements of WPL Holdings,
                   Inc.

                  Consolidated Balance Sheets as of June 30, 1996
                   and 1995 and December 31, 1995  . . . . . . . . . .    2,3

                  Consolidated Statements of Income for the Three and
                   Twelve Months Ended June 30, 1996 and 1995  . . . . .    4

                  Consolidated Statements of Cash Flows for the Three
                   and Twelve Months Ended June 30, 1996 and 1995  . . .    5

                  Notes to Consolidated Financial Statements . . . . . .    6

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . .    7

   PART II.  Other Information . . . . . . . . . . . . . . . . . . . . .   16

                  Signatures . . . . . . . . . . . . . . . . . . . . . .   17

                  Exhibit Index  . . . . . . . . . . . . . . . . . . . .   18


                                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets

                                                June 30,       June 30,       December 31,
                                                  1996           1995            1995
                                                          (Thousands of Dollars)

   ASSETS
   UTILITY PLANT:
     Plant in service--
        Electric...........................   $1,686,564      $1,636,679      $1,666,134
        Gas................................      220,824         211,062         217,678
        Water..............................       23,217          22,006          22,518
        Common.............................      143,099         128,897         136,943
                                               ---------       ---------       ---------
                                               2,073,704       1,998,644       2,043,273
     Less: Accumulated provision for
        depreciation.......................      929,494         853,853         887,562
                                               ---------       ---------       ---------
                                               1,144,210       1,144,791       1,155,711

     Construction work in progress.........       52,936          33,486          36,996
     Nuclear fuel, net.....................       17,247          16,949          18,867
                                               ---------       ---------       ---------
       Total utility plant.................    1,214,393       1,195,226       1,211,574
                                               ---------       ---------       ---------

   OTHER PROPERTY AND EQUIPMENT:
     Other property and equipment..........      126,589         153,191         171,211
     Less:  Accumulated provision for
             depreciation..................       13,316          25,237          26,442
                                               ---------       ---------       ---------
                                                 113,273         127,954         144,769
                                               ---------       ---------       ---------
   INVESTMENTS:
     Nuclear decommissioning trust funds...       84,747          64,342          73,357
     Other investments.....................       11,997          12,085          12,105
                                               ---------       ---------       ---------
                                                  96,744          76,427          85,462
                                               ---------       ---------       ---------

   CURRENT ASSETS:
     Cash and equivalents..................        9,635          11,071          11,386
     Accounts receivable less allowance
        for doubtful accounts of $1,162,
        $1,890 and $1,735, respectively....       81,253          61,484          94,648
     Fossil fuel, at average cost..........       14,548          12,689          14,625
     Materials and supplies, at average
        cost...............................       21,304          21,421          20,723
     Gas in storage, at average cost.......        4,615           5,178           6,319
     Prepayments and other.................       34,425          30,993          27,987
                                               ---------       ---------       ---------
             Total current assets..........      165,780         142,836         175,688
                                               ---------       ---------       ---------

   Restricted cash.........................        5,941           7,218           3,266
                                               ---------       ---------       ---------
   OTHER ASSETS:
     Regulatory assets.....................      166,403         159,660         171,699
     Deferred charges and other............       75,888         100,371          79,956
                                               ---------       ---------       ---------
             Total other assets............      242,291         260,031         251,655

   TOTAL ASSETS............................   $1,838,422      $1,809,692      $1,872,414
                                               =========         =======       =========


        The accompanying notes are an integral part of the consolidated financial statements.

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                June 30,        June 30,    December 31,
                                                  1996            1995          1995
                                                       (Thousands of Dollars)

   CAPITALIZATION AND LIABILITIES

     Common stock, $.01 par value,
        authorized--100,000,000 shares;
        issued and outstanding--
        30,795,260 shares.................... $      308      $      308      $      308

     Premium on capital stock & capital
        surplus..............................    307,422         307,659         305,223
     Reinvested earnings.....................    307,885         288,021         291,939
                                               ---------       ---------       ---------
             Total common equity.............    615,615         595,988         597,470

   PREFERRED STOCK NOT MANDATORILY
    REDEEMABLE:
     Cumulative, without par value,
        authorized 3,750,000 shares
        maximum aggregate stated value
        $150,000,000;
             Cumulative, without par value,
               $100 stated value; 449,765
               shares outstanding............     44,977          44,977          44,977
             Cumulative, without par value,
               $25 stated value; 559,630
               shares outstanding............     14,986          14,986          14,986
                                               ---------       ---------       ---------
             Total preferred stock...........     59,963          59,963          59,963
   LONG TERM DEBT, NET.......................    423,701         431,027         430,362
                                               ---------       ---------       ---------
             Total capitalization............  1,099,279       1,086,978       1,087,795
                                               ---------       ---------       ---------

   CURRENT LIABILITIES:
     Current maturities of long-term debt....      3,453           2,871           3,397
     Variable rate demand bonds..............     56,975          56,975          56,975
     Short-term debt.........................     57,534          93,364         109,525
     Accounts payable........................     73,717          59,540          94,898
     Accrued payroll and vacation............     12,332          16,527          14,299
     Accrued taxes...........................     17,680           6,197           6,483
     Accrued interest........................      7,589           8,992           9,214
     Other...................................     43,195          24,030          26,783
                                               ---------       ---------       ---------
             Total current liabilities.......    272,475         268,496         321,574
                                               ---------       ---------       ---------
   OTHER LIABILITIES AND CREDITS:
     Accumulated deferred income taxes.......    238,048         226,688         241,150
     Accumulated deferred investment
             tax credits.....................     37,887          39,800          38,842
     Accrued environmental remediation costs.     76,611          79,044          76,852
     Other...................................    114,122         108,686         106,201
                                               ---------       ---------       ---------
             Total other liabilities and
              credits........................    466,668         454,218         463,045
                                               ---------       ---------       ---------

   TOTAL CAPITALIZATION AND
    LIABILITIES.............................. $1,838,422      $1,809,692      $1,872,414
                                               =========       =========       =========


        The accompanying notes are an integral part of the consolidated financial statements.

                       WPL HOLDINGS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income


                                          Three Months Ended          Twelve Months Ended
                                               June 30,                    June 30,
                                         1996           1995         1996            1995
                                        (In Thousands of Dollars Except for Per Share Data)

   OPERATING REVENUES:
     Electric.....................     $137,084       $126,093     $574,664       $526,523
     Gas..........................       28,002         22,450      161,251        139,882
     Fees, rents and other........       43,207         27,447      148,646        118,370
                                        -------        -------      -------        -------
                                        208,293        175,990      884,561        784,775
                                        -------        -------      -------        -------
   OPERATING EXPENSES:
     Electric production fuels....       27,339         27,898      114,820        116,148
     Purchased power..............       16,429         10,234       58,406         37,368
     Purchased gas................       15,690         12,359       98,815         88,136
     Other operation..............       75,172         59,956      282,586        254,354
     Maintenance..................       10,940         13,216       38,486         42,516
     Depreciation and
      amortization................       22,712         21,552       89,311         82,682
     Taxes other than income......        8,884          9,348       33,572         34,772
                                        -------        -------      -------        -------
                                        177,166        154,563      715,996        655,976
                                        -------        -------      -------        -------

   OPERATING INCOME...............       31,127         21,427      168,565        128,799
                                        -------        -------      -------        -------
   INTEREST EXPENSE AND OTHER:
     Interest on debt.............       10,059         10,211       42,081         39,450
     Allowance for funds used
      during construction
      (credit)....................         (583)          (602)      (2,484)        (3,437)
     Other (income) and
      deductions, net.............       (6,128)           141      (13,287)         1,565
                                        -------        -------      -------        -------
                                          3,348          9,750       26,310         37,578

   INCOME FROM CONTINUING
    OPERATIONS BEFORE INCOME
    TAXES.........................       27,779         11,677      142,255         91,221
                                        -------        -------      -------        -------
   INCOME TAXES:
     Current......................       11,578            662       43,115         22,548
     Deferred.....................         (688)         2,825        5,807         10,304
     Amortization of investment
      tax credits.................         (478)          (479)      (1,914)        (1,921)
                                        -------        -------      -------        -------
                                         10,412          3,008       47,008         30,931
   PREFERRED STOCK DIVIDENDS
    OF SUBSIDIARY.................          828            827        3,311          3,310
                                        -------        -------      -------        -------
   INCOME FROM CONTINUING
    OPERATIONS....................       16,539          7,842       91,936         56,980
                                        -------        -------      -------        -------

   DISCONTINUED OPERATIONS:
     Loss from operations of
      discontinued subsidiary,
      net of applicable tax benefits
      of $0, $593, $591, and $1,130,
      respectively                          -              903          903          1,810
     Loss on diposal of subsidiary,
      net of applicable taxes of $0,
      $0, $3,271, and $0, respectively      -              -         10,974            -
                                        -------        -------      -------        -------
                                            -              903       11,877          1,810
                                        -------        -------      -------        -------
   NET INCOME....................       $16,539         $6,939      $80,059        $55,170
                                        =======        =======      =======        =======

   EARNINGS PER SHARE:
     Income from continuing
      operations.................       $  0.54         $ 0.26       $ 2.99         $ 1.85
     Discontinued operations.....          0.00          (0.03)       (0.39)         (0.06)
                                        -------        -------      -------        -------
     Net income..................       $  0.54         $ 0.23       $ 2.60         $ 1.79
                                        =======        =======      =======        =======

   CASH DIVIDENDS PER SHARE OF
    COMMON STOCK.................       $0.4925         $0.485       $1.948         $1.925
                                        =======        =======      =======        =======
   WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING...........        30,795         30,744       30,779         30,774
                                        =======        =======      =======        =======


      The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                          Three Months Ended          Twelve Months Ended
                                               June 30,                    June 30,
                                         1996           1995         1996            1995
                                                       (Thousands of Dollars)

   Cash flows from (used for)
    operating activities:

     Net income ......................  $16,539         $6,939      $80,059        $55,170
     Adjustments to reconcile net
       income to net cash from
       operating activities:
      Depreciation and amortization...   21,052         22,221       86,982         82,822
      Deferred income taxes and
       investment tax credits.........   (1,165)         2,367        3,925          6,538
      Amortization of nuclear fuel....    2,160          1,196        8,712          7,362
      Allowance for equity funds
       used during construction.......     (377)          (451)      (1,610)        (2,601)
      (Gain) loss on sale of
       subsidiaries...................      -              -          7,725            -
      (Gain) loss on sale of other
       property and equipment.........   (5,676)           -         (5,676)           -
     Changes in assets and
       liabilities:
      Accounts receivable and
       unbilled revenues..............      544         10,271      (19,448)        (1,155)
      Production fuels, materials, and
       supplies.......................   (2,663)         1,438       (1,742)         4,535
      Gas in storage..................   (3,567)        (3,234)         563           (568)
      Prepayments and other...........  (11,310)        (8,537)      (3,432)        (1,613)
      Accounts payable and accruals...   (5,109)        (3,173)       6,922          5,029
      Accrued taxes...................   (6,423)       (11,222)      11,483          2,623
      Other, net......................  (10,522)       (27,197)       2,499         19,210
                                        -------        -------      -------        -------
         Net cash from (used for)
          operating activities........   (6,517)        (9,382)     176,962        177,352
                                        -------        -------      -------        -------
   Cash flows from (used for)
    financing activities:

     Long-term debt maturities,
      redemptions and sinking
      fund requirements...............   (2,615)         2,999       (6,805)        27,500
     Net change in short term debt....     (362)        61,301      (35,830)        22,306
     Retirement of first mortgage
      bonds...........................      -          (18,000)         -          (18,000)
     Common stock cash dividends,
      less dividends reinvested.......  (15,167)       (14,925)     (60,174)       (57,433)
     Other, net.......................      615          1,989          218            168
                                        -------        -------      -------        -------
         Net cash from (used for)
          financing activities........  (17,529)        33,364     (102,591)       (25,459)
                                        -------        -------      -------        -------
   Cash flows from (used for)
    investing activities:

     Proceeds from sale of other
      property and equipment..........   36,264            -         36,264            -
     Additions to utility plant,
      excluding AFUDC.................  (28,710)       (22,790)    (104,941)      (125,530)
     Allowance for borrowed funds
      used during construction........     (206)          (151)        (876)          (836)
     Dedicated decommissioning
      funding.........................   (2,224)          (862)     (20,405)       (13,372)
     Proceeds from sale of
      subsidiaries....................      -              -         22,130            -
     Purchase of other property and
      equipment.......................   22,852           (912)       5,712         (9,294)
     Other, net.......................   (2,230)           610      (13,691)          (988)
                                        -------        -------      -------        -------
         Net cash from (used for)
          investing activities........   25,746        (24,105)     (75,807)      (150,020)
                                        -------        -------      -------        -------
   Net increase (decrease) in cash
    and equivalents...................    1,700           (123)      (1,436)         1,873
   Cash and equivalents at beginning
    of period.........................    7,935         11,194       11,071          9,198
                                        -------        -------      -------        -------
   Cash and equivalents at end of
    period............................  $ 9,635       $ 11,071       $9,635        $11,071
                                        =======        =======      =======        =======
   Supplemental disclosures of cash
    flow information:
   Cash paid during the period for:
     Interest on debt.................  $ 7,338       $  6,565     $ 43,143        $43,720
     Preferred stock dividends of
      subsidiary......................  $   828       $    828     $  3,310        $ 3,310
     Income taxes.....................  $16,879       $  5,671     $ 43,148        $17,876

   Noncash financing activities:
      Dividends reinvested............  $   -         $    -       $    -          $     -



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

             In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of
        (a) the consolidated results of operations for the three and twelve month periods ended June 30, 1996 and 1995, (b) the consolidated financial position at June 30, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended June 30, 1996 and 1995 have been made.

   2. In April 1996, WP&L repurchased in a private transaction $5.0 million of its Series V first mortgage bonds, due December 1, 2025, coupon rate of 9.30%. In order to purchase these bonds, the Company issued short term debt.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED June 30, 1996 VS. June 30, 1995:

   OVERVIEW

        The Company reported consolidated second quarter net income from continuing operations of $16.5 million or 54 cents per share compared to $7.8 million or 26 cents per share for the same period in 1995. The increase in earnings primarily reflects the operation of the Company's utility subsidiary, WP&L. During the second quarter a $3.4 million after-tax gain was recognized on the sale of a combustion turbine. Weather-driven natural gas sales growth, increased electric sales to other utilities, and continued customer growth contributed to higher margins as compared with the second quarter of last year.

        Electric margin increased by $5.4 million due to increased sales and lower aggregate costs per kWh. Gas margin increased $2.2 million due to a change in the mix of sales from lower margin to higher margin customer classes. WP&L operations and maintenance declined during the second quarter due primarily to the timing of nuclear plant refueling.

        Heartland Development Corporation, ("HDC"), parent company of the Company's non-regulated operations, reported a loss from continuing operations of $2.2 million for the second quarter of 1996 compared with a loss from continuing operations of $1.3 million for the same period in 1995. The second quarter performance was primarily the result of losses on commodity transactions incurred by the energy services subsidiary.

   Electric Operations
                              Revenues
                              and Costs           %                kWhs Sold             %          Customers at          %
                           (In Thousands)       Change          (In Thousands)        Change       End of Quarter      Change
                          1996        1995                   1996           1995                  1996        1995

   Residential and
    Farm                $43,776     $43,247        1%        633,695       622,251       2%    334,035      327,319       2%

   Industrial            36,450      36,080        1%      1,003,872       991,595       1%        810          778       4%

   Commercial            24,519      24,168        1%        421,098       412,304       2%     45,300       44,227       2%

   Wholesale and
    Class A              31,367      20,319       54%      1,290,219       628,782     105%         92           83      11%

   Other                    972       2,279      (30%)        15,591        14,856       5%      1,742        1,497      16%
                        -------     -------                ---------     ---------             -------      -------

        Total           137,084     126,093        9%      3,364,475     2,669,788      26%    381,979      373,904       2%
                        -------     -------                =========     =========     ===     =======      =======     ===
   Electric
    Production Fuels     27,339      27,898       (6%)

   Purchased Power       16,429      10,234       66%
                         ------      ------

   Margin               $93,316     $87,961        6%
                         ======      ======      ===

    Electric revenues increased $11.0 million, or 9 percent, as compared to the second quarter of 1995. The increase was the result of a 26 percent increase in kWh sales primarily due to increased bulk power sales during the second quarter 1996.

    Electric margin increased $5.4 million, or 6 percent, during the second quarter of 1996 compared to the second quarter of 1995 primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of a 26 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 66 percent.

                         Gas Operations
                                Revenues
                                and Costs           %          Therms Sold          %         Customers at         %
                             (In Thousands)       Change      (In Thousands)      Change     End of Quarter      Change
                            1996        1995                 1996       1995                 1996       1995

   Residential and Farm   $14,703     $10,697       37%    23,245      18,843       23%   131,093    126,581       4%

   Firm                     7,855       5,839       35%    15,493      13,419       15%    16,160     15,733       3%

   Interruptible              611         606        1%     1,659       1,942      -15%       258        236       9%

   Transport. and
    Other                   4,833       5,308       -9%    34,342      40,188      -15%       266        243       9%
                          -------     -------             -------     -------             -------    -------
        Total              28,002      22,450       25%    74,739      74,392        0%   147,777    142,793       3%
                          -------     -------             =======     =======      ===    =======     ======     ===
   Purchased Gas           15,690      12,359       27%
                          -------     -------      ---
   Margin                  12,312      10,091       22%
                          =======     =======      ===


        Gas revenues increased $5.6 million, or 25 percent, in the second quarter of 1996 as compared to 1995. The increased revenues were the result of higher commodity costs passed on to customers and a change in the sales mix while total therm sales remained relatively unchanged, the mix of these sales indicates a decline of 15 percent in transportation and interruptible sales with a corresponding increase of 23 percent and 15 percent in higher margin residential and firm sales, respectively. The gas incentive program authorized by the Public Service Commission of Wisconsin also resulted in a loss of $0.1 million pre-tax during the second quarter of 1996 compared with additional savings of $0.3 million pre-tax for the same period in 1995.


   Fees, Rents and Other Revenues

        Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations. The increase in fees, rents and other revenues of $15.8 million is primarily due to higher energy marketing revenues of $14.3 million due to an increase in power marketing activity at the energy marketing company.

        In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $1 million for the three months ended June 30, 1996 and 1995.


   Other Operation and Maintenance

        The increase in other operation and maintenance expense of $12.9 million is primarily due to the increased activity in the energy marketing business. In addition, losses were incurred in gas and electric marketing transactions in the energy services subsidiary.

   Depreciation and Amortization

        Depreciation and amortization expense increased $1.2 million as a result of property additions.

   Income Taxes

        Income taxes increased between second quarters consistent with higher taxable income.


   Other (Income) and Deductions, Net

        Other (income) and deductions, net increased $6.3 million due to the $5.7 million pre-tax gain on the sale of a combustion turbine.



   TWELVE MONTHS ENDED June 30, 1996 VS. June 30, 1995:

   OVERVIEW

        The Company reported consolidated net income from continuing operations of $91.9 million or $2.99 per share for the twelve months ended June 30, 1996 as compared to $57.0 million or $1.85 per share for the same period in 1995. Earnings per share for the twelve month periods ended June 30, 1996 and June 30, 1995 were $2.60 and $1.79, respectively, reflecting the impact of the discontinued operation of A&C Enercom Consultants, Inc. The increase in earnings primarily reflects the operations of the Company's utility subsidiary, WP&L. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended June 30, 1995. In addition a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended June 30, 1996.

        Electric margin increased by $26.6 million, or 7 percent, from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $10.7 million, or 21 percent, as a result of increased therm sales. In addition, other operation and maintenance expenses at the utility decreased primarily due to higher early retirement and severance expenses during the twelve month period ended June 30, 1995 and a shift in the refueling cycle at the Kewaunee Nuclear Power Plant from the second quarter of 1995 to the fourth quarter of 1996.

        Partially offsetting the increases to income was a $6.6 million increase in depreciation expense primarily resulting from property additions and higher decommissioning related expenses.

        HDC reported a loss from continuing operations of $0.9 million for the twelve months ended June 30, 1996 compared with a loss from continuing operations of $3.7 million for the same period in 1995. The change is due to the gains on the sales of Heartland Retirement Services during the first quarter of 1996 and Heartland Fuels Corporation during the last quarter of 1995. During the fourth quarter of 1995, a $13.2 million loss on discontinued operations resulted from the sale of A&C Enercom Consultants, Inc. which is discussed in the "Discontinued Operations" section of the MD&A.

   Electric Operations
                              Revenues
                              and Cost            %             kWh Sold              %          Customers at         %
                           (In Thousands)       Change       (In Thousands)        Change       End of Quarter     Change
                          1996         1995                1996          1995                  1996        1995

   Residential
    and Farm            $204,141     $192,023     6%     3,013,326     2,779,130      9%      334,035     327,319     2%

   Industrial            143,488      140,133     2%     3,933,209     3,816,898      3%          810         778     4%

   Commercial            104,590      100,234     4%     1,809,125     1,700,213      6%       45,300      44,227     2%

   Wholesale and
    Class A              117,570       85,219    38%     4,278,026     2,575,668     66%           92          83    11%

   Other                   4,875        8,914   (45)%       56,209        53,636      5%        1,742       1,497    16%
                         -------      -------           ----------    ----------              -------     -------

        Total            574,664      526,523     7%    13,089,895    10,925,545     20%      381,979     373,904     2%
                         -------      -------           ==========    ==========    ===       =======     =======   ===
   Electric
    production fuels     114,820      116,148    (1)%

   Purchased Power        58,406       37,368    61%
                         -------      -------

   Margin               $401,438     $373,007     8%
                         =======      =======   ===


    Electric revenues increased $48.1 million, or 7 percent, as compared to the twelve months ended June 30, 1995. The increase was the result of a 20 percent increase in kWh sales primarily due to a much warmer summer in 1995, colder winter weather in 1996, higher sales to other utilities and customer growth.

    Electric margin increased 8 percent during the twelve months ended June 30, 1996 compared to the same period in 1995 primarily due to higher sales combined with reduced costs per kWh for electric production fuels and purchased power. Although total fuel and purchased power costs declined on a per kWh basis, total purchased power expense increased by 61 percent. This increase is due to the Company's higher level of bulk power sales as well as the opportunity to purchase low-cost energy. Partially offsetting increased purchased power costs are slightly lower delivered coal and nuclear fuel costs.


   Gas Operations
                            Revenues
                           and Costs            %          Therms Sold          %            Customers at           %
                         (In Thousands)      Change      (In Thousands)       Change        End of Quarter        Change
                        1996        1995                 1996       1995                  1996          1995

   Residential and     $84,954    $66,029       29%   142,221     114,956       24%      131,093      126,581        4%

   Firm                 47,481     37,474       27%    99,772      82,297       21%       16,160       15,733        3%

   Interruptible         3,607      6,246      (42)%   10,673      19,148      (44)%         258          236        9%

   Transport. and
    Other               25,208     30,135      (16)%  174,725     159,560       10%          266          243        9%
                       -------    -------             -------     -------                -------      -------

        Total          161,250    139,884       15%   427,391     375,961       14%      147,777      142,793        3%
                       =======    =======             =======     =======      ===       =======      =======      ===

   Purchased Gas        98,815     88,138       12%
                       -------    -------
   Margin              $62,435    $51,746       21%
                       =======    =======      ===


     Gas revenues increased $21.4 million, or 15 percent, during the twelve months ended June 30, 1996 as compared to the twelve months ended June 30, 1995. The higher revenues were the result of a 14 percent rise in therm sales primarily due to colder weather and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $10.7 million, or 21 percent, increase in gas margin.

     With the elimination of the purchased gas adjustment clause effective January 1, 1995, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the twelve months ended June 1996, the gas incentive program resulted in additional savings of $1.0 million pre-tax.


   Fees, Rents and Other Revenues

     Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.

     The increase in fees, rents and other revenues is primarily due to higher energy marketing revenues. The increase was partially offset by lower revenues in the environmental, engineering business and housing subsidiary.

     In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $4.2 and $4.1 million for the twelve months ended June 30, 1996 and 1995, respectively.


   Other Operation and Maintenance

     The increase in other operation and maintenance expense of $24.2 million is primarily due to the increased activity in the energy marketing business and losses incurred in gas and electric marketing transactions in the energy services subsidiary. The increase in expenses at HDC was offset by a $22.0 million reduction in expense at the utility company.
   The decrease in the utility operations is a result of higher early retirement and severance expenses during the twelve months ended June 30, 1995, related to the Company's reengineering efforts. In addition, nuclear plant refueling costs which occurred during the twelve month period ending June 30, 1995 are not expected to occur until the fourth quarter of 1996.


   Depreciation and Amortization

     Depreciation and amortization expense increased $6.6 million as a result of property additions, and greater amortization of contributions in aid of construction (a reduction of expense) in the second quarter of 1995 compared with the same period in 1996.


   Interest on Debt

     The increase in interest expense is primarily due to the increase in debt at the housing subsidiary relating to construction projects during the second half of 1995.

   Income Taxes

     Income taxes increased for the twelve month period ended June 30, 1996, as a result of higher taxable income.


   Other (Income) and Deductions, Net

     Other (income) and deductions, net increased primarily as a result two significant gains recognized during the twelve months ended June 30, 1996. In the second quarter of 1996 the sale of a combustion turbine resulted in a pre-tax gain of $5.7 million and in the first quarter of 1996 a $3.3 million pre-tax gain resulted from the sale of a HDC real estate investment, Heartland Retirement Services.


   Discontinued Operations

     During the fourth quarter of 1995, the Company sold A&C Enercom Consultants, Inc. ("A&C"), its utility energy and marketing consulting business. For the twelve months ended June 30, 1996, the loss from operations of A&C was $.9 million, net of tax, and the loss on the disposal of A&C was $11.0 million, net of tax. For the twelve months ended June 30, 1995, the loss from operations was $1.8 million, net of tax, and there was no loss on the disposal of A&C.


   LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, and when required, by outside financing. (Also see: Note 2 in the "Notes to Financial Statements," page 6.)

     During the three and twelve months ended June 30, 1996 and June 30, 1995, the Company generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $(6.5) million for the three months ended
   June 30, 1996, compared to $(9.4) million for the same period last year. For the twelve month period ended June 30, 1996, cash flows from operations decreased to $177.0 million from $177.4 million during the same period in 1995. During the twelve months ended June 30, 1996, the Company received $58.4 million from sales of a combustion turbine and several non-regulated investments.

   Financing and Capital Structure

     The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $70 million at June 30, 1996 are available to support these borrowings.

     The Company's capitalization at June 30,1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 56 percent common equity, 6 percent preferred stock and 38 percent long-term debt.


   Capital Expenditures

     The Company's largest subsidiary, WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures. Construction expenditures for the three months ended June 30, 1996 were $29.3 million. The estimated construction expenditures for the remainder of 1996 are $99.2 million.

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


     As a result of the need to address the repair or replacement of the steam generators, the owners of KNPP have been evaluating, and are con-tinuing to evaluate, various alternatives to deal with the degradation of the steam generator tubes. As part of this evaluation, the owners have or will take the following actions:

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

     Currently, the owners of KNPP have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996 WPSC filed an application with the Public Service Commission of Wisconsin (PSCW) seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of KNPP, including various ownership transfer alternatives. The net book value of WP&L's share of KNPP as of June 30, 1996 was $57 million.

     WP&L has applied to the PSCW for accelerated depreciation of this remaining book value of KNPP such that by the end of the year 2002 there would be full recovery of all plant investment. The request for this acceleration reflects the condition of the present steam generators and the evolution of the electric generation marketplace towards a more competitive model.

   Rates and Regulatory Matters

     In the PSCW rate order UR-109, effective January 1, 1995, the PSCW approved certain incentive programs. Based on the 1995 performance of the SO2 emissions and service reliability incentive programs a $2.5 million refund to retail electric customers was made after the second quarter of 1996. The refund associated with the gas portion of the program has not been approved by the PSCW.

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

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued two rules ( No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. The FERC proposes that each public utility replace its soon-to-be- filed single open access tariff with a capacity reservation tariff by December 31, 1997. The Company presently has on file with the FERC a pro forma open access transmission tariff, filed on July 8, 1996, in compliance with FERC order No. 888.


   INFLATION

     The impacts of inflation on WP&L are currently mitigated through current
   rate making methodologies.   Although rates will be held flat until at
   least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.


   OTHER

   Proposed Merger

     The Company, IES Industries Inc. ("IES"), and Interstate
   Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, as amended, providing for:
   a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combina-tion of IES and the Company as a single holding company (collectively, the "Proposed Merger"). The holding company will be renamed Interstate Energy Corporation ("Interstate Energy)".

     The Joint Proxy Statement/Prospectus of the Company, IES and IPC was filed with the Securities and Exchange Commission on July 11, 1996. The Merger Agreement contemplated an adjustment of the IES Ratio to 1.01 shares of Interstate Energy Common Stock from the initial ratio of 0.98 in the event that prior to the consummation of the transaction, McLeod, Inc., a Delaware corporation in which IES has a significant ownership interest ("McLeod"),
   (a) completed a firm commitment underwritten initial public offering of its Class A common stock at a per share price of at least $13.00 in which McLeod received gross proceeds of at least $75 million and (b) immediately following the public offering the Class A common stock was registered under Section 12 of the Exchange Act. On June 14,1996, McLeod completed an initial public offering of 13.8 million shares of its Class A common stock at a price of $20 per share. The McLeod offering satisfied the conditions of the McLeod contingency and the IES Ratio was adjusted to the 1.01.

     The shareowner vote on the merger is expected to occur at annual meetings to be held by each of the Company, IES and IPC on September 5, 1996. The corporate headquarters of Interstate Energy will be in Madison, Wisconsin.

     On August 5, 1996, MidAmerican Energy Company, an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited bid to acquire IES in a cash and stock transaction. The Company cannot currently determine what, if any, impact the unsolicited bid of MidAmerican may have on the transaction contemplated by the Merger Agreement.

   Union Contract

          WP&L and International Brotherhood of Electrical Workers, Local 965 reached agreement on a new three year collective bargaining contract on June 14. The new agreement includes increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and
   3.25 percent, respectively. The new agreement is effective retroactive to June 1, 1996, with wages retroactive to May 26, which is the beginning of a pay period. At the end of the second quarter, the contract covered 1,587 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L.

                           PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K


              1. Exhibits

              2A   Amendment No. 1 to Agreement and Plan of Merger and Stock
                   Option Agreements, dated May 22, 1996, by and among the
                   Company, IES Industries Inc., Interstate Power Company,
                   AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate
                   Power Company [Incorporated by reference to Exhibit 2.1
                   to the Company's Current Report on Form 8-K, dated May 22,
                   1996]
              3A   Amendment to By-Laws of the Company
              3B   By-laws of the Company as revised July 25,1996
              27   Financial Data Schedule

              2. Reports on Form 8-K:  The Company filed a Current Report on
                 Form 8-K, dated May 22, 1996, reporting under Item 5 that it had entered into an amendment to the Merger Agreement (and related documents), dated as of November 10, 1995, by and among the Company, IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WPL Holdings, Inc.


   Date: August 14, 1996                /s/ Edward M. Gleason
                                        Edward M. Gleason, Vice President -
                                        Treasurer, and Corporate Secretary
                                        (principal financial officer and
                                        officer authorized to sign on behalf
                                        of the registrant)

                                  EXHIBIT INDEX



   Exhibit
     No.           Description

       2A Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among the Company, IES Industries Inc., Interstate Power Company, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated May 22, 1996]

       3A    Amendment to By-Laws of the Company

       3B    By-Laws of the Company as revised July 25,1996

       27    Financial Data Schedule