Form 10-Q/A
period 1996-06-30
WPL HOLDINGS INC
filed 1996-08-16
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q/A


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

          The registrant hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 to provide in its entirety as follows:

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


   TWELVE MONTHS ENDED JUNE 30, 1996 VS. TWELVE MONTHS ENDED DECEMBER 31,
   1995:

   OVERVIEW

        The Company reported consolidated net income from continuing operations of $91.9 million or $2.99 per share for the twelve months ended June 30, 1996 as compared to $71.6 million or $2.33 per share for the twelve months ended December 31, 1995. Earnings per share for the twelve month periods ended June 30, 1996 and December 31, 1995 were $2.60 and $1.90, respectively, reflecting the impact of the discontinued operation of A&C Enercom Consultants, Inc. The increase in earnings primarily reflects the operations of the Company's utility subsidiary, WP&L. Weather-driven sales growth contributed to increased electric and gas margins. In addition a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended June 30, 1996.

        Electric margin increased by $15.6 million, or 4 percent, from increased sales and lower costs per kWh for both electric production fuels and purchased power. Gas margins increased $7.3 million, or 13 percent, as a result of increased therm sales. In addition, other operation and maintenance expenses at the utility decreased $9.4 million. Partially offsetting the increases to income was a $3.3 million increase in depreciation expense at the utility.

   Electric Operations
                               Revenues
                               and Cost          %             kWh Sold              %           Customers at           %
                            (In Thousands)     Change       (In Thousands)        Change        End of Quarter       Change
                           1996       1995                 1996         1995                   1996        1995

   Residential
    and Farm           $204,141    $199,850       2%   3,013,326    2,937,825         3%     334,035     329,643         1%

   Industrial           143,488     140,562       2%   3,933,209    3,872,520         2%         810         795         2%

   Commercial           104,590     102,129       2%   1,809,125    1,773,406         2%      45,300      44,730         1%

   Wholesale and
    Class A             117,570      97,350      21%   4,278,026    3,109,385        38%          92          48        92%

   Other                  4,875       6,433     (24)%     56,209       54,042         4%       1,742       1,294        35%
                        -------     -------           ----------   ----------                -------     -------
        Total           574,664     546,324       5%  13,089,895   11,747,178        11%     381,979     376,510         1%
                        -------     -------           ==========   ==========                =======     =======

   Electric
    production fuels    114,820     116,488      (1)%

   Purchased Power       58,406      44,015      33%
                        -------     -------
   Margin              $401,438    $385,821       4%
                        =======     =======


     Electric revenues increased $28.3 million, or 5 percent, as compared to the twelve months ended December 31, 1995. The increase was the result of an 11 percent increase in kWh sales primarily due to a colder winter in 1996 and higher sales to other utilities.

     Electric margin increased $15.6 million or 4 percent during the twelve months ended June 30, 1996 compared to the twelve months ended December 31, 1995 primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of an 11 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 33 percent.

   Gas Operations



                           Revenues                      Therms Sold
                           and Costs         %         (In Thousands)         %         Customers at         %
                        (In Thousands)     Change                           Change     End of Quarter      Change
                        1996      1995                1996        1995                 1996       1995

   Residential and
     Farm            $84,954   $70,382       21%    142,221     126,903       12%   131,093    129,576        1%

   Firm               47,481    39,456       20%     99,772      91,316        9%    16,160     15,976        1%

   Interruptible       3,607     3,708       (3)%    10,673      12,148      (12)%      258        257        0%

   Transport. and
    Other             25,208    25,619       (2)%   174,725     169,121        3%       266        284       (6)%
                     -------   -------              -------     -------             -------    -------
        Total        161,250   139,165       16%    427,391     399,488        7%   147,777    146,093        1%
                     =======   =======              =======     =======             =======    =======
   Purchased Gas      98,815    84,002       18%
                      ------    ------

   Margin            $62,435   $55,163       13%
                      ======    ======      ===


   Gas revenues increased $22.1 million, or 16 percent, during the twelve months ended June 30, 1996 as compared to the twelve months ended December 31, 1995. The higher revenues were the result of a 7 percent rise in therm sales primarily due to colder weather during the first six months of 1996 as compared to the same period in 1995. The sales mix indicates a decline of 12 percent in interruptible sales with a corresponding increase of 12 percent and 9 percent in higher margin residential and firm sales, respectively.

   Fees, Rents and Other Revenues

     Fees, rents and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations. The increase in fees, rents and other revenues is primarily due to higher sales at Heartland Energy Group, a subsidiary engaged in energy marketing services.

     In addition to the revenues of the non-regulated businesses, fees, rents and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $4.2 million for both the twelve months ended June 30, 1996 and December 31, 1995.


   Other Operation and Maintenance

     The increase in other operation and maintenance expense of $28.2 million is primarily due to the increased activity in the energy services business and costs incurred in gas and electric marketing transactions. The increase in expenses at HDC was offset by a $9.4 million reduction in expense at the utility company. The decrease in the utility operations is due to continued reengineering processes and the timing of nuclear plant refueling costs which occurred during the twelve month period ended December 31, 1995 and are not scheduled to occur until the fourth quarter of 1996.


   Depreciation and Amortization

     Depreciation and amortization expense increased $3.0 million as a result of property additions, and greater amortization of contributions in aid of construction (a reduction of expense).

   Income Taxes

     Income taxes increased for the twelve month period ended June 30, 1996, as a result of higher taxable income.


   Other (Income) and Deductions, Net

     Other (income) and deductions increased primarily as a result two significant gains recognized during the twelve months ended June 30, 1996. The sale of a combustion turbine resulted in a pre-tax gain of $5.7 million and a $3.3 million pre-tax gain resulted from the sale of an HDC real estate investment, Heartland Retirement Services.


   Discontinued Operations

     During the fourth quarter of 1995, the Company sold A&C Enercom Consultants, Inc. ("A&C"), its utility energy and marketing consulting business. For the twelve months ended June 30, 1996, the loss from operations of A&C was $0.9 million, net of tax, and the loss on disposal of A&C was $11.0 million, net of tax. For the twelve months ended December 31, 1995 the loss from operations was $2.2 million, net of tax, and the loss on the disposal of A&C was $11.0 million, net of tax.


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

     On August 5, 1996, MidAmerican Energy Company, an electric and natural gas utility company based in Des Moines, Iowa, announced that it had made an unsolicited bid to acquire IES in a cash and stock transaction. On August 16, 1996, the Company, IES and IPC announced an agreement to increase the IES Ratio to 1.14 as well as the decision of the IES Board to reject the unsolicited offer made by MidAmerican. The Company cannot currently determine what, if any, impact the unsolicited bid of MidAmerican may have on the transaction contemplated by the Merger Agreement.

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

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WPL Holdings, Inc.


   Date: August 16, 1996                /s/ Edward M. Gleason
                                        Edward M. Gleason, Vice President -
                                        Treasurer, and Corporate Secretary
                                        (principal financial officer and
                                        officer authorized to sign on behalf
                                        of the registrant)