Form 10-Q
period 1996-09-30
WPL HOLDINGS INC
filed 1996-11-14
CIK 352541

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM  10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        X      THE SECURITIES EXCHANGE ACT OF 1934
      ------
                  For the quarterly period ended  September 30, 1996

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
   (State or other jurisdiction      (I.R.S. Employer Identification Number)
   of incorporation or organization)

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

       Common Stock Outstanding at September 30, 1996:  30,795,260 shares

                                    CONTENTS


                                                             PAGE

    PART I.   Financial Information:

              Consolidated Financial Statements of WPL
              Holdings, Inc.
              Consolidated Balance Sheets as of
              September 30, 1996 and 1995 and December 31,  2,3
              1995  . . . . . . . . . . . . . . . . . . .

              Consolidated Statement of Income for the
              Three and Twelve Months Ended September 30,     4
              1996 and 1995 . . . . . . . . . . . . . . .

              Consolidated Statements of Cash Flows for
              the Three and Twelve Months Ended               5
              September 30, 1996 and 1995 . . . . . . . .

              Notes to Consolidated Financial Statements      6
              Management's Discussion and Analysis of
              Financial Condition and Results of              7
              Operations  . . . . . . . . . . . . . . . .

    PART II.  Other Information . . . . . . . . . . . . .    20

              Signature . . . . . . . . . . . . . . . . .    22

              Exhibit Index . . . . . . . . . . . . . . .    23

                                        WPL HOLDINGS, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                                              September 30,   September 30,    December 31,
                                                                   1996            1995            1995
                                                                          (Thousands of Dollars)
ASSETS
UTILITY PLANT:
  Plant in service--
    Electric................................................     $1,700,226      $1,648,378      $1,666,134
    Gas.....................................................        223,889         212,475         217,678
    Water...................................................         23,818          22,192          22,518
    Common..................................................        144,567         130,954         136,943
                                                                  ---------       ---------       ---------
                                                                  2,092,500       2,013,999       2,043,273
  Less: Accumulated provision for depreciation..............        951,086         869,343         887,562
                                                                  ---------       ---------       ---------
                                                                  1,141,414       1,144,656       1,155,711

  Construction work in progress.............................         71,360          34,758          36,996
  Nuclear fuel, net.........................................         18,191          15,209          18,867
                                                                  ---------       ---------       ---------
    Total utility plant.....................................      1,230,965       1,194,623       1,211,574
                                                                  ---------       ---------       ---------
OTHER PROPERTY AND EQUIPMENT:
   Other property and equipment.............................        138,364         163,371         171,211
   Less:  Accumulated provision for
      depreciation..........................................         24,065          26,504          26,442
                                                                  ---------       ---------       ---------
                                                                    114,299         136,867         144,769
                                                                  ---------       ---------       ---------
INVESTMENTS:
    Nuclear decommissioning trust funds.....................         85,473          66,559          73,357
    Other investments.......................................         13,766          12,098          12,105
                                                                  ---------       ---------       ---------
                                                                     99,239          78,657          85,462
                                                                  ---------       ---------       ---------
CURRENT ASSETS:
  Cash and equivalents......................................          6,519           5,409          11,386
  Accounts receivable less allowance for
    doubtful accounts of  $1,207, $2,037 and
    and $1,735, respectively................................         76,467          71,581          94,648
  Fossil fuel, at average cost..............................         18,337          17,106          14,625
  Materials and supplies, at average cost...................         21,202          20,819          20,723
  Gas in storage, at average cost...........................         11,075           8,244           6,319
  Prepayments and other.....................................         26,414          26,982          27,987
                                                                  ---------       ---------       ---------
    Total current assets....................................        160,014         150,141         175,688
                                                                  ---------       ---------       ---------

Restricted cash.............................................          7,314           6,498           3,266
                                                                  ---------       ---------       ---------
OTHER ASSETS:
     Regulatory assets......................................        164,781         159,319         171,699
     Deferred charges and other.............................         74,389          98,865          79,956
                                                                  ---------       ---------       ---------
          Total other assets................................        239,170         258,184         251,655

TOTAL ASSETS................................................     $1,851,001      $1,824,970      $1,872,414
                                                                  =========       =========       =========

CAPITALIZATION AND LIABILITIES

  Common stock, $.01 par value, authorized--
    100,000,000 shares; issued and
    outstanding-- 30,795,260, 30,773,588 and
    30,773,588 shares, respectively.........................     $      308      $      308      $      308
  Premium on capital stock & capital surplus................        305,891         307,349         305,223
  Reinvested earnings.......................................        307,207         293,794         291,939
                                                                  ---------       ---------       ---------
       Total common equity..................................        613,406         601,451         597,470

PREFERRED STOCK NOT MANDATORILY REDEEMABLE:
  Cumulative, without par value, authorized
    3,750,000 shares maximum aggregate
    stated value $150,000,000;
     Cumulative, without par value, $100
        stated value; 449,765 shares
        outstanding.........................................         44,977          44,977          44,977
  Cumulative, without par value, $25
        stated value; 559,630 shares
        outstanding.........................................         14,986          14,986          14,986
                                                                  ---------       ---------       ---------
   Total preferred stock....................................         59,963          59,963          59,963
LONG TERM DEBT, NET.........................................        421,270         427,108         430,362
                                                                  ---------       ---------       ---------
    Total capitalization....................................      1,094,639       1,088,522       1,087,795
                                                                  ---------       ---------       ---------


CURRENT LIABILITIES:
  Current maturities of long-term debt......................          2,336           5,766           3,397
  Variable rate demand bonds................................         56,975          56,975          56,975
  Short-term debt...........................................         68,295          89,885         109,525
  Accounts payable..........................................         86,054          74,130          94,898
  Accrued payroll and vacation..............................         15,588          15,709          14,299
  Accrued taxes.............................................         14,385           7,605           6,483
  Accrued interest..........................................          6,155           6,409           9,214
  Other.....................................................         46,032          24,927          26,783
                                                                  ---------       ---------       ---------
    Total current liabilities...............................        295,820         281,406         321,574
                                                                  ---------       ---------       ---------

OTHER LIABILITIES AND CREDITS:
  Accumulated deferred income taxes.........................        241,518         230,267         241,150
  Accumulated deferred investment tax credits...............         37,409          39,321          38,842
  Accrued environmental remediation costs...................         76,046          78,454          76,852
  Other.....................................................        105,569         107,000         106,201
                                                                  ---------       ---------       ---------
    Total other liabilities and credits.....................        460,542         455,042         463,045
                                                                  ---------       ---------       ---------


TOTAL CAPITALIZATION AND LIABILITIES........................     $1,851,001      $1,824,970      $1,872,414
                                                                  =========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                 WPL HOLDINGS, INC. AND SUBSIDIARIES
                                                  Consolidated Statements of Income
                                                                        Three Months Ended             Twelve Months Ended
                                                                           September 30,                  September 30,
                                                                      1996              1995          1996            1995
                                                                       (In Thousands of Dollars Except for Per Share Data)

OPERATING REVENUES:
  Electric....................................................      $ 153,587       $ 150,708       $ 577,545       $ 539,358
  Gas.........................................................         10,827          13,601         158,476         130,855
  Fees, rents, non-utility energy
    sales and other...........................................         47,849          31,822         164,672         120,515
                                                                     --------        --------        --------        --------
                                                                      212,263         196,131         900,693         790,728
                                                                     --------        --------        --------        --------

OPERATING EXPENSES:
  Electric production fuels...................................         30,419          30,660         114,585         117,423
  Purchased power.............................................         22,201          14,936          67,698          39,664
  Purchased gas...............................................          6,398           8,108          97,104          81,111
  Other operation.............................................         83,135          60,359         303,330         253,401
  Maintenance.................................................         10,746           9,793          39,439          42,903
  Depreciation and amortization...............................         22,162          22,165          89,308          84,510
  Taxes other than income.....................................          8,335           8,187          33,720          34,796
                                                                     --------        --------        --------        --------
                                                                      183,396         154,208         745,184         653,808
                                                                     --------        --------        --------        --------

OPERATING INCOME..............................................         28,867          41,923         155,509         136,920
                                                                     --------        --------        --------        --------
INTEREST EXPENSE AND OTHER:
  Interest on debt............................................          8,945           9,749          41,277          38,855
  Allowance for funds used during
    construction (credit).....................................           (741)           (606)         (2,621)         (3,097)
  Other (income) and deductions, net..........................         (1,322)         (1,515)        (13,092)          1,373
                                                                     --------        --------        --------        --------
                                                                        6,882           7,628          25,564          37,131

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES........................................         21,985          34,295         129,945          99,789
                                                                     --------        --------        --------        --------

INCOME TAXES:
  Current.....................................................          5,777           8,817          40,075          25,757
  Deferred....................................................          1,965           3,910           3,862           9,936
  Amortization of investment tax credits......................           (478)           (479)         (1,913)         (1,918)
                                                                     --------        --------        --------        --------
                                                                        7,264          12,248          42,024          33,775

PREFERRED STOCK DIVIDENDS OF SUBSIDIARY.......................            828             827           3,311           3,310
                                                                     --------        --------        --------        --------
INCOME FROM CONTINUING OPERATIONS.............................         13,893          21,220          84,610          62,704
                                                                     --------        --------        --------        --------
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
     subsidiary, net of applicable tax benefits
     of $0, $335, $257, and $1,363,
     respectively.............................................            -               510             393           2,134
   Loss on disposal of subsidiary, net
     of applicable tax benefit of $575 and
     tax expense of $0, $3,271, and $0,
     respectively.............................................          1,297            -             12,271             -
                                                                     --------        --------        --------        --------
                                                                        1,297             510          12,664           2,134
                                                                     --------        --------        --------        --------
NET INCOME....................................................      $  12,596       $  20,710       $  71,946       $  60,570
                                                                     ========        ========        ========        ========
EARNINGS PER SHARE:
   Income from continuing operations..........................          $0.45           $0.69           $2.75           $2.04
   Discontinued operations....................................          (0.04)          (0.02)          (0.41)          (0.07)
                                                                     --------        --------        --------        --------
   Net income.................................................          $0.41           $0.67           $2.34           $1.97
                                                                     ========        ========        ========        ========
CASH DIVIDENDS PER SHARE OF COMMON STOCK......................      $  0.4925       $   0.485       $   1.948       $   1.925
                                                                     ========        ========        ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....................         30,795          30,744          30,784          30,774
                                                                     ========        ========        ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                                               WPL HOLDINGS, INC. AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Three Months Ended               Twelve Months Ended
                                                                     September 30,                     September 30,
                                                                 1996             1995             1996             1995
                                                                                 (Thousands of Dollars)

Cash flows from (used for) operating activities:

  Net income ..........................................       $  12,596        $  20,710        $  71,946        $  60,570
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization......................          22,162           22,165           89,308           84,510
    Deferred income taxes and investment
      tax credits......................................           1,487            3,431            1,950            8,017
    Amortization of nuclear fuel.......................           1,727            2,165            8,274            7,538
    Allowance for equity funds used during
      construction.....................................            (494)            (454)          (1,650)          (2,394)
    (Gain) loss on sale of subsidiaries................           -                -                9,415            -
    (Gain) loss on sale of other property
      and equipment....................................           -                -               (5,676)           -
  Changes in assets and liabilities:
    Restricted cash....................................          (1,373)             720             (816)          (3,265)
    Accounts receivable and unbilled
      revenues.........................................           4,786          (10,097)          (4,886)           2,285
    Production fuels, materials, and
      supplies.........................................          (3,687)          (3,815)          (1,614)            (668)
    Gas in storage.....................................          (6,460)          (3,066)          (2,831)           2,165
    Prepayments and other..............................           8,011            4,011              568              471
    Accounts payable and accruals......................          14,159           11,189           11,549           18,046
    Accrued taxes......................................          (3,295)           1,408            6,780              470
    Other, net.........................................            (602)          20,234            6,995           38,291
                                                                -------          -------          -------          -------
       Net cash from (used for) operating
          activities...................................          49,017           68,601          189,312          216,036
                                                                -------          -------          -------          -------
Cash flows from (used for) financing
   activities:

  Long-term debt maturities, redemptions
    and sinking fund requirements......................          (3,563)          (1,040)          (9,329)           5,993
  Net change in short term debt........................          10,761           (3,479)         (21,590)          27,784
  Retirement of first mortgage bonds...................           -                -               (5,011)         (17,990)
  Common stock cash dividends, less
    dividends reinvested...............................         (15,167)         (14,925)         (60,416)         (61,847)
  Other, net...........................................             362             (322)           5,436            4,349
                                                                -------          -------          -------          -------
     Net cash from (used for) financing
       activities......................................          (7,607)         (19,766)         (90,910)         (41,711)
                                                                -------          -------          -------          -------
Cash flows from (used for) investing
   activities:
  Proceeds from sale of other property and
    equipment..........................................           -                -               36,264            -
  Additions to utility plant, excluding
    AFUDC..............................................         (34,202)         (21,247)        (125,158)        (127,205)
  Allowance for borrowed funds used during
    construction.......................................            (247)            (152)            (971)            (703)
  Dedicated decommissioning funding....................            (726)          (2,217)         (18,914)         (14,656)
  Proceeds from sale of subsidiaries...................           2,800            -               23,024            -
  Purchase of other property and
    equipment..........................................          (1,940)         (10,390)          (5,065)         (14,898)
  Other, net...........................................         (10,211)         (20,491)          (6,472)         (18,849)
                                                                -------          -------          -------          -------
    Net cash from (used for) investing
      activities.......................................         (44,526)         (54,497)         (97,292)        (176,311)
                                                                -------          -------          -------          -------
Net increase (decrease) in cash and
   equivalents.........................................          (3,116)          (5,662)           1,110           (1,986)
Cash and equivalents at beginning of
   period..............................................           9,635           11,071            5,409            7,395
                                                                -------          -------          -------          -------
Cash and equivalents at end of period..................       $   6,519        $   5,409        $   6,519        $   5,409
                                                               ========         ========         ========         ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest on debt...................................       $  10,697        $   9,897        $  38,210        $  35,891
    Preferred stock dividends of
      subsidiary.......................................       $     828        $     828        $   3,310        $   3,310
    Income taxes.......................................       $  11,301        $   5,524        $  40,454        $  25,476

Noncash financing activities:
   Dividends reinvested................................       $   -            $   -            $   -            $     216


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

          In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and twelve month periods ended September 30, 1996 and 1995, (b) the consolidated financial position at September 30, 1996 and 1995 and December 31, 1995, and (c) the consolidated statement of cash flows for the three and twelve month periods ended September 30, 1996 and 1995 have been made.

   2. During the first quarter of 1996, the Financial Accounting Standards Board issued an Exposure Draft on Accounting for Liabilities Related to Closure and Removal of Long-Lived Assets which deals with, among other issues, the accounting for decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, with recognition of an increase in the recorded amount of nuclear plant, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Given the preliminary nature of the process, the Company cannot currently determine what impact, if any, this process may have on the Company's financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995:

   Overview

        The Company reported consolidated third quarter net income from continuing operations of $13.9 million or 45 cents per share compared to $21.2 million or 69 cents per share for the same period in 1995. The decrease in earnings primarily reflects the operation of the Company's utility subsidiary, WP&L. The impact of cooler summer weather on higher-margin residential electric sales combined with an increase in operations and maintenance expense resulted in lower earnings compared with the same quarter in 1995.

        Heartland Development Corporation ("HDC"), parent company of the Company's non-regulated operations, reported a loss from continuing operations of $1.4 million for the third quarter of 1996 compared with a income from continuing operations of $0.3 million for the same period in 1995. The third quarter performance was due to losses at the Company's energy services and environmental consulting businesses. Also during the third quarter of 1996, a loss of $1.3 million resulted from additional fees and expenses related to the discontinued operation of A&C Enercom Consultants, Inc. which is discussed in the "Discontinued Operations" section of the MD&A.

   Electric Operations
                            Revenues
                            and Costs           %             kWhs Sold          %             Customers at             %
                         (In Thousands)       Change       (In Thousands)      Change         End of Quarter          Change
                        1996        1995                  1996        1995                  1996           1995

   Residential and
    Farm               $50,863     $55,870      (9)%     758,394    843,617     (10)%       336,221        330,229       2%

   Industrial           36,789      36,497       1%    1,025,866  1,001,149       2%            816            791       3%

   Commercial           28,150      28,704       (2)%    493,528    502,534       (2)%       45,558         44,575       2%

   Wholesale and
    Class A             36,134      29,374      23%    1,371,639    831,530      65%             93             81      15%

   Other                 1,651         263     528%       13,193     12,065       9%          1,741          1,503      16%
                       -------     -------             ---------  ---------                 -------        -------

        Total          153,587     150,708       2%    3,662,620  3,190,895      15%        384,429        377,179       2%
                       -------     -------             =========  =========                 =======        =======
   Electric
    Production
    Fuels               30,419      30,660      (6%)

   Purchased Power      22,201      14,936      49%
                      --------     -------
   Margin             $100,967    $105,112       (4)%
                     =========   =========


        Electric revenues increased $2.9 million, or 2 percent, as compared to the third quarter of 1995. The increase was the result of a 15 percent increase in kWh sales primarily due to increased bulk power sales and continued customer growth during the third quarter of 1996.

        Electric margin decreased $4.1 million, or 4 percent, during the third quarter of 1996 compared to the third quarter of 1995 primarily due to a change in the mix of sales from higher margin residential customers to lower margin bulk power sales. The decline in residential sales reflects a much cooler summer in 1996 as compared to the extreme heat experienced in the summer of 1995. The decrease in residential and commercial revenues was offset somewhat by opportunities for WP&L to increase its sale of power to other utilities. The 49 percent increase in purchased power expense reflects both increased sales and the availability of competitively priced off-system power.

   Gas Operations


                             Revenues
                             and Costs         %           Therms Sold          %           Customers at           %
                          (In Thousands)     Change      (In Thousands)       Change       End of Quarter       Change
                          1996      1995                1996        1995                 1996         1995

   Residential and
    Farm                 $5,576    $5,177       8%       7,564       7,761       (3)%   132,084      127,428       4%
   Firm                   3,625     3,474       4%       6,659       7,433      (10)%    16,169       15,698       3%

   Interruptible            377       357       6%         987       1,134      (13)%       247          226       9%
   Transport. and
    Other                 1,249     4,593     (73)%     38,044      36,319        5%        254          255      (0)%
                         ------    ------               ------      ------              -------      -------

        Total            10,827    13,601     (20)%     53,254      52,647        1%    148,754      143,607       4%
                         ------    ------               ======      ======              =======      =======

   Purchased Gas          6,398     8,108     (21)%
                         ------    ------

   Margin                 4,429     5,493     (19)%
                         ======    ======


        Gas revenues decreased $2.8 million, or 20 percent, in the third quarter of 1996 as compared to 1995. A somewhat milder third quarter of 1996 resulted in a 3 percent decease in high margin residential sales. In addition, a change in the sales mix, on a therms sold basis, resulted in a 10 and 13 percent decrease in firm and interruptible sales, respectively, with a 5 percent increase in transportation sales. The gas incentive program authorized by the Public Service Commission of Wisconsin (PSCW) resulted in additional earnings of $0.2 million pre-tax during the third quarter of 1996 compared with a slight loss for the same period in 1995. Growth in the economic service territory resulted in a 4 percent increase in customers.

        The review of the gas incentive program for 1995 by the PSCW was completed and will result in a November 1996 refund to residential natural gas customers of $3.3 million. The full amount of the refund will be reflected in the financial results in the fourth quarter 1996, which is expected to have no material impact on earnings.

   Fees, Rents, Non Utility Energy Sales and Other Revenues

        Fees, rents, non utility energy sales and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations. The $16.0 million increase in fees, rents, non utility energy sales and other revenues is the result of higher energy marketing revenues due to an increase in power marketing activity at the energy marketing company.

        In addition to the revenues of the non-regulated businesses, fees, rents, non utility energy sales and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $1.1 million for both the three months ended September 30, 1996 and 1995.


   Other Operation and Maintenance

        The increase in other operation and maintenance expense of $23.7 million is primarily due to the increased activity in the energy marketing business, merger related expenses, employee welfare plan expense, and the timing of Kewaunee expenses. Refueling costs at Kewaunee which occurred in the second quarter of 1995 did not begin until late in the third quarter of 1996.

   Income Taxes

   Income taxes decreased between third quarters consistent with lower taxable income.



   TWELVE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995:

   Overview

        The Company reported consolidated net income from continuing operations of $84.6 million or $2.75 per share for the twelve months ended September 30, 1996, as compared to $62.7 million or $2.04 per share for the same period in 1995. Earnings per share for the twelve-month periods ended September 30, 1996 and September 30, 1995, were $2.34 and $1.97, respectively, reflecting the impact of the discontinued operation of A&C Enercom Consultants, Inc. The increase in earnings primarily reflects the operations of WP&L. Weather-driven sales growth along with continued customer growth in the service territory contributed to increased electric and gas margins as compared with the twelve months ended September 30, 1995. In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended September 30, 1996.

        Other operation and maintenance expenses at WP&L decreased primarily due to higher early retirement and severance expenses during the twelve month period ended September 30, 1995, and a shift in the refueling cycle at the Kewaunee Nuclear Power Plant from the second quarter of 1995 to the end of the third quarter of 1996.

        HDC reported a loss from continuing operations of $4.2 million for the twelve months ended September 30, 1996, compared with a loss from continuing operations of $0.1 million for the same period in 1995. The losses in both periods are largely attributable to the operations of the energy services business which includes losses on commodity transactions. Offsetting these losses was a gain of $4.2 million in the twelve months ended September 30, 1996, related to the sale of the Company's investment in assisted living properties.

         During the twelve months ended September 30 , 1996, a $0.4 million loss on discontinued operations resulted from A&C Enercom Consultants, Inc. and a $12.3 million loss on disposal of A&C Enercom Consultants, Inc. was recognized which is discussed in the "Discontinued Operations" section of the MD&A.

   Electric Operations

                               Revenues
                               and Costs              %             kWh Sold             %           Customers at            %
                            (In Thousands)         Change        (In Thousands)        Change       End of Quarter        Change
                           1996          1995                  1996          1995                 1996          1995

   Residential and
     Farm                 $199,134      $199,344      -      2,928,103     2,918,306    9%        336,221       330,229     2%

   Industrial              143,780       140,867      2%     3,957,926     3,868,308    2%            816           791     3%

   Commercial              104,037       101,852      2%     1,800,120     1,744,523    3%         45,558        44,575     2%
   Wholesale and
     Class A               124,330        89,937     38%     4,818,134     2,747,997   75%             93            81    15%

   Other                     6,264         7,358     (15)%      57,338        53,459    7%          1,741         1,503    16%
                           -------       -------            ----------    ----------              -------       -------

        Total              577,545       539,358      7%    13,561,621    11,332,593   20%        384,429       377,179     2%
                           -------       -------            ==========    ==========              =======       =======
   Electric
    production
    fuels                  114,585       117,423     (2)%

   Purchased Power          67,698        39,664     71%
                           -------       -------

   Margin                 $395,262      $382,271      3%
                           =======       =======

        Electric revenues increased $38.2 million, or 7 percent, as compared to the twelve months ended September 30, 1995. The increase was the result of a 20 percent increase in kWh sales primarily due to higher sales to other utilities, colder winter weather in 1996, and customer growth.

        Electric margin increased $13.0 million, during the twelve months ended September 30, 1996, compared to the same period in 1995. Higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power resulted in a 3 percent increase in electric margin. Although total fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 71 percent. This increase is due to the Company's higher level of sales to other utilities as well as the opportunity to purchase low cost energy. Partially offsetting increased purchased power costs are slightly lower delivered coal and nuclear fuel costs per kWh.


   Gas Operations
                           Revenues
                          and Costs           %          Therms Sold            %           Customers at            %
                        (In Thousands)     Change       (In Thousands)       Change        End of Quarter        Change
                        1996       1995               1996         1995                  1996          1995

   Residential and
    Farm               $85,354   $64,562     32%     142,024       115,591     23%       132,084       127,428      4%

   Firm                 47,632    36,031     32%      98,997        82,706     20%        16,169        15,698      3%

   Interruptible         3,626     4,730     (23)%    10,526        14,990     (30)%         247           226      9%

   Transport. and
    Other               21,864    25,532     (14)%   176,450       160,382     10%           254           255     (0)%
                       -------   -------             -------       -------               -------       -------
        Total          158,476   130,855     21%     427,997       373,669     15%       148,754       143,607      4%
                       =======   =======             =======       =======               =======       =======

   Purchased Gas        97,104    81,111     20%
                       -------   -------

   Margin              $61,372   $49,744     23%
                       =======   =======

        Gas revenues increased $27.6 million, or 21 percent, during the twelve months ended September 30, 1996, as compared to the twelve months ended September 30, 1995. The higher revenues were the result of a 15 percent rise in therm sales primarily due to colder winter weather and residential and firm customer growth. The higher sales volumes as well as favorable management of gas supply costs resulted in a $11.6 million, or 23 percent, increase in gas margin.

        With the elimination of the purchased gas adjustment clause effective January 1, 1995, the fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million, pre-tax. For the twelve months ended September 30, 1996, the gas incentive program resulted in additional earnings of $1.0 million pre-tax compared with additional earnings of $0.6 million pre-tax for the same period in 1995.

   Fees, Rents, Non Utility Energy Sales and Other Revenues

        Fees, rents, non utility energy sales and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.

        The increase of $44.2 million is primarily due to increased power marketing activity at the energy services subsidiary. The increase was partially offset by lower revenues in the environmental business due to a softening market as well as lower revenues in the affordable housing business due to a decrease in syndication revenues.

        In addition to the revenues of the non-regulated businesses, fees, rents, non utility energy sales and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $4.2 million for both the twelve months ended September 30, 1996 and 1995, respectively.

   Other Operation and Maintenance

        The increase in other operation and maintenance expense of $46.5 million is primarily due to the increased costs associated with gas and electric marketing transactions in the energy services subsidiary. The higher expenses at HDC were offset by a $16.7 million reduction in expense at WP&L. The decrease in the utility operations was a result of higher early retirement and severance expenses during the twelve months ended September 30, 1995, related to the Company's reengineering efforts. In addition, nuclear plant refueling costs which occurred during the twelve-month period ended September 30, 1995, did not begin until late in the third quarter of 1996.

   Depreciation and Amortization

        Depreciation and amortization expense increased $4.8 million as a result of property additions, and greater amortization of contributions in aid of construction ( a reduction of expense) during the twelve months ended September 30, 1995.

   Interest Expense and Other

        Interest expense and other increased primarily as a result two significant gains recognized during the twelve months ended September 30, 1996. The sale of a combustion turbine by WP&L resulted in a gain of $5.7 million. In addition , HDC recognized a $4.2 million gain on a sale of its investment in assisted living properties.

   Income Taxes

        Income taxes increased for the twelve-month period ended September 30, 1996, as a result of higher taxable income.



   TWELVE MONTHS ENDED SEPTEMBER 30, 1996 VS. TWELVE MONTHS ENDED
   DECEMBER 31, 1995:

   OVERVIEW

        The Company reported consolidated net income from continuing operations of $84.6 million or $2.75 per share for the twelve months ended September 30, 1996 as compared to $71.6 million or $2.33 per share for the twelve months ended December 31, 1995. The increase in earnings primarily reflects the operations of WP&L. Weather-driven sales growth contributed to increased electric and gas margins. In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during the twelve months ended September 30, 1996.

        HDC reported a loss from continuing operations of $4.2 million for the twelve months ended September 30, 1996 compared with a loss from continuing operations of $1.5 million for the twelve months ended December 31, 1995. The losses in both periods are largely attributable to the operations of the energy services business. Offsetting these losses was a gain of $4.2 million in the twelve months ended September 30, 1996, related to the sale of the Company's investment in assisted living properties.

         During the twelve months ended September 30 , 1996, a $0.4 million loss on discontinued operations resulted from the sale of A&C Enercom Consultants, Inc. and a $12.3 million loss on disposal of A&C Enercom Consultants, Inc. was recognized which is discussed in the "Discontinued Operations" section of the MD&A. Earnings per share for the twelve-month periods ended September 30, 1996 and December 31, 1995 were $2.34 and $1.90, respectively, reflecting the impact of the discontinued operation of A&C Enercom Consultants, Inc.


   Electric Operations
                            Revenues
                           and Costs          %             kWh Sold             %          Customers at         %
                         (In Thousands)     Change       (In Thousands)       Change       End of Quarter      Change
                        1996       1995                 1996         1995                 1996        1995

   Residential and
    Farm             $199,134    $199,850      -     2,928,103    2,937,825      -       336,221     329,643     2%

   Industrial         143,780     140,562      2%    3,957,926    3,872,520      2%          816         795     3%

   Commercial         104,037     102,129      2%    1,800,120    1,773,406      2%       45,558      44,730     2%

   Wholesale and
    Class A           124,330      97,350     28%    4,818,134    3,109,385     55%           93          48    94%

   Other                6,264       6,433     (3)%      57,338       54,042      6%        1,741       1,294    35%
                      -------     -------           ----------   ----------              -------     -------

        Total         577,545     546,324      6%   13,561,621   11,747,178     15%      384,429     376,510     2%
                      -------     -------           ==========   ==========              =======     =======
   Electric
    production
    fuels             114,585     116,488     (2)%

   Purchased Power     67,698      44,940      51%
                      -------     -------

   Margin            $395,262    $384,896       3%
                      =======     =======


        Electric revenues increased $31.2 million, or 6 percent, as compared to the twelve months ended December 31, 1995. The increase was the result of an 55 percent increase in kWh sales to other utilities, and higher commercial and industrial sales.

        Electric margin increased $10.4 million, or 3 percent, during the twelve months ended September 30, 1996, compared to the twelve months ended December 31, 1995, primarily due to higher sales (as discussed above). Aggregate costs of production fuels and purchased power increased as a result of an 15 percent increase in kWh sales. Because of this increase in sales and the availability of competitively priced off-system power, purchased power increased 51 percent.

   Gas Operations

                           Revenues
                           and Costs          %          Therms Sold         %          Customers at         %
                        (In Thousands)      Change      (In Thousands)     Change      End of Quarter      Change
                       1996         1995               1996       1995               1996         1995

   Residential and
    Farm               $85,354    $70,382     21%    142,024     126,903    12%     132,084      129,576      2%
   Firm                 47,632     39,456     21%     98,997      91,316     8%      16,169       15,976      1%

   Interruptible         3,626      3,708      (2)%   10,526      12,148    (13)%       247          257      (4)%

   Transport. and
    Other               21,864     25,619     (15)%  176,450     169,121     4%         254          284     (11)%
                       -------    -------            -------     -------            -------      -------

        Total          158,476    139,165     14%    427,997     399,488     7%     148,754      146,093      2%
                       =======    =======            =======     =======            =======      =======

   Purchased Gas        97,104     84,002     16%
                       -------    -------
   Margin              $61,372    $55,163     11%
                       =======    =======


        Gas revenues increased $19.3 million, or 14 percent, during the twelve months ended September 30, 1996, as compared to the twelve months ended December 31, 1995. The higher revenues were the result of a 7 percent rise in therm sales primarily due to colder winter weather in the first quarter of 1996.

        Gas margin increased $6.2 million or 11 percent during the twelve months ended September 30, 1996, compared with the period ended December 31, 1995, primarily due to a change in the mix of customer sales. The sales mix indicates a decline of 13 percent in interruptible sales with a corresponding increase of 12 percent and 8 percent in higher margin residential and firm sales, respectively.

   Fees, Rents, Non Utility Energy Sales and Other Revenues

        Fees, rents, non utility energy sales and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations. The increase in fees, rents, non utility energy sales and other revenues of $43 million is primarily due to increased power marketing activity at the energy services subsidiary. The increase was partially offset by lower revenues in the environmental business due to a softening market and in the affordable housing business due to a decrease in syndication revenues.

        In addition to the revenues of the non-regulated businesses, fees, rents, non utility energy sales and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $4.2 million for both the twelve months ended September 30, 1996 and December 31, 1995.

   Other Operation and Maintenance

        The increase in other operation and maintenance expense of $49.9 million is primarily due to the increased activity in the energy services business. The increase in expenses at HDC was offset by a $5.6 million reduction in expense at WP&L. The decrease in the utility operations is primarily due to the timing of nuclear plant refueling costs which occurred during the twelve-month period ended December 31, 1995, and did not begin until late in the third quarter of 1996.

   Depreciation and Amortization

        Depreciation and amortization expense increased $3.0 million as a result of property additions, and greater amortization of contributions in aid of construction (a reduction of expense) during the twelve months ended December 31, 1995.

   Income Taxes

        Income taxes increased for the twelve month period ended September 30, 1996, as a result of higher taxable income.

   Other (Income) and Deductions, Net

        Other (income) and deductions increased primarily as a result two significant gains recognized during the twelve months ended September 30, 1996. The sale of a combustion turbine resulted in a pre-tax gain of $5.7 million and a $4.2 million gain resulted from the sale of an HDC investment in assisted living properties.

   Discontinued Operations

        During the fourth quarter of 1995, the Company recognized an $11.0 million estimated loss related to the discontinued operations of A&C Enercom Consultants, Inc. ("A&C"), its utility energy and marketing consulting business. During the three months ended September 30, 1996, the Company recognized an additional $1.3 million of fees and expenses related to the disposition. The impact of the disposition of this business segment was as follows in each of the time periods presented:

                                    Three Months Ended                     Twelve Months Ended
                                 9/30/96         9/30/95         9/30/96         9/30/95        12/31/95
                               ($Millions)     ($Millions)     ($Millions)     ($Millions)     ($Millions)

    Loss from operations of
     discontinued subsidiary           ---              .5             0.4             2.1            2.2

    Loss on disposal of
    subsidiary                         1.3             ---            12.3             ---           11.0


   LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity is primarily determined by the level of cash generated from its utility operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing.

        During the three and twelve months ended September 30, 1996, and September 30, 1995, the Company generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowings to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $49.0 million for the three months ended September 30, 1996, compared to $68.6 million for the same period last year. For the twelve-month period ended September 30, 1996, cash flows from operations decreased to $189.3 million from $216.0 million during the same period in 1995. During the twelve months ended September 30, 1996, the Company received $59.3 million from sales of a combustion turbine and several non-regulated investments. For the twelve month period ended September 30, 1996, cash flows from operations increased to $189.3 million from $185.7 million for the twelve months ended December 31, 1995.


   Financing and Capital Structure

        The level of short-term borrowing fluctuates based primarily on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally-generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. Bank lines of credit of $120 million at September 30, 1996, are available to support these borrowings.

        The Company's capitalization at September 30,1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 53 percent common equity, 5 percent preferred stock and 42 percent total debt.

   Capital Expenditures

        The Company's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to utility construction expenditures. Construction expenditures for the three months ended September 30, 1996, were $37.3 million. The estimated construction expenditures for the remainder of 1996 are $34.1 million.

        The Company has a 41.0 percent ownership interest in Kewaunee Nuclear Power Plant (Kewaunee). The operating partner of this plant is Wisconsin Public Service Corporation (WPSC).

        Kewaunee was taken out of service on September 21, 1996, for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration (i.e., Kewaunee was scheduled to return to service on October 25, 1996). During the outage, however, electronic inspection of previously sleeved steam generator tubes disclosed continued degradation of steam generator tube sleeve joints. There were 907 new indications of corrosion in Steam Generator A and 587 new indications in Steam Generator B which would require plugging, except for the impact of two technical specification changes described below. Plugging of these tubes would result in the aggregate number of effectively plugged Steam Generator A tubes of approximately 49% of total tubes and the aggregate number of effectively plugged Steam Generator B tubes of approximately 34% of total tubes (each steam generator has a total of 3,388 tubes). In each instance, this would exceed the currently effective 25% average plugging limit for each of the two steam generators established by the current Kewaunee safety analysis report and would prevent further operation of Kewaunee unless and until the tubes are repaired or the two steam generators are replaced. WPSC has successfully performed the safety analyses necessary to increase the steam generator effective plugging margin from 25% to 30%.

   Paragraphs which included forward information are preceded by an asterisk("*")

        *As anticipated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, the owners of Kewaunee have submitted requests with the Nuclear Regulatory Commission (NRC) for two technical specification changes: (1) The first technical specification change, which was approved in September 1996, relocates the sleeve pressure boundary and allows leaving in service or unplugging 74 tubes in Steam Generator A and 52 tubes in Steam Generator B; (2) The second technical specification change, approval of which is still pending, would allow the laser weld repair of the remaining sleeve joints thereby allowing the steam generator tubes with the new indications to remain in service. Although the Company cannot predict the exact nature and timing of the NRC's response to the request for the second technical specification change, the Company currently expects the request to be approved by the NRC in mid-November of 1996. It is estimated that the repair of the steam generators will extend the outage six to nine weeks beyond the original five week period. Based on current estimates, Kewaunee is expected to be returned to service prior to year end. It is estimated that the total cost of repairing corroded sleeved tubes utilizing laser welding repair technology would be $3,000,000 to $5,000,000, WP&L's share being $1,230,000 to $2,050,000. The current estimated cost to WP&L of purchasing replacement power is in the range of $430,000 per week more than the cost of Kewaunee generated power. For 1997, WP&L is pursuing regulatory approval of one of several alternative cost recovery mechanisms which would reduce the financial exposure of either an extended Kewaunee outage or a mid-operating cycle outage.

        *Prior to the current refueling outage, Kewaunee was operating at 98% of full rated capacity due to the plugging of tubes. After the anticipated repairs to be made during this outage, Kewaunee could be operating at approximately the same 98% level.

        *The duration of the current Kewaunee outage will depend upon a number of steam generator repair related factors, including: (1) whether or not the NRC will permit the use of the laser welding repair technology,
   (2) the length of time it takes the NRC to respond to Kewaunee's request for use of the laser welding repair technology, (3) the availability of the necessary welding equipment and trained personnel to operate the equipment, (4) the number of tubes to be repaired, (5) the level of satisfaction the NRC has that the tubes that remain unplugged will perform safely during the next operating cycle, and (6) the tube repair success rate. If for any reason the steam generators cannot be repaired, the ability of the Kewaunee owners to reach consensus on steam generator replacement and to secure the approval of the PSCW for such replacement would become critical factors affecting the duration of the current outage because in that case replacement of steam generators is essential for the continued operations of Kewaunee.

        *If the repairs are made using laser welding technology, such repairs would only be temporary because corrosion will continue at a rate which cannot be forecasted accurately. Although WPSC believes that the repairs could extend the useful life of the steam generators for a period of three or more years, there has been minimal field experience with this repair technology, and there can be no assurance that such repairs will be effective or, once effective, remain effective for any given period of time. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WP&L generating units and new generating unit additions if necessary.

        Currently, the owners of Kewaunee have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996 WPSC filed an application with the PSCW seeking approval to replace the steam generators in 1999. WP&L believes that analysis and final action on this application will take approximately two years to complete. The joint owners continue to analyze and discuss various options related to the future of Kewaunee, including various ownership transfer alternatives. The net book value of WP&L's share of Kewaunee as of September 30, 1996, was $56.2 million.

        WP&L has applied to the PSCW for accelerated depreciation of the remaining book value of Kewaunee such that by the end of the year 2002 there would be full recovery of all plant investment. The request for this acceleration reflects the condition of the present steam generators and the evolution of the electric generation marketplace towards a more competitive model.

        Certain matters as identified above are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. In addition to the matters specifically described in the forward-looking statements, factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the time needed to complete necessary repairs, the useful life of any repairs effected, and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to update publicly such forward-looking statements to reflect subsequent events or circumstances.

   Rates and Regulatory Matters

        In the PSCW rate order UR-109, effective January 1, 1995, the PSCW approved certain incentive programs. In 1995, WP&L collected $2.0 million pre-tax in revenues for SO2 emissions and service reliability incentive clauses. Based on the 1995 performance of the SO2 emissions and service reliability incentive programs a $2.5 million refund was approved by the PSCW to retail electric customers and was made during the third quarter of 1996.

        The gas incentive program for 1995 resulted in a additional earnings of $1.0 million and a refund to residential natural gas customers of $3.3 million. The refund is expected to occur in November 1996.

        WP&L made its required biennial rate case filing with the PSCW on April 1, 1996. Technical hearings will are anticipated to take place from November 18, 1996, through November 27, 1996. A final order is expected in early 1997.

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

        On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued two rules (No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new rules require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. The Company presently has on file with the FERC a pro forma open access transmission tariff, filed on July 8, 1996, in compliance with FERC order no. 888. On September 20, 1996, the FERC extended the deadline for compliance with order no. 889 to January 3, 1997. WP&L will fulfill its requirements through participation in a regional Open Access Same-time Information System administered by the Mid-America Interconnected Network, Inc.

        On September 26, 1996, the PSCW issued an order which establishes the minimum Standards for a Wisconsin Independent System Operator (Standards). The Standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases, and other proceedings as appropriate. The order provides that the Standards will be reviewed and revised as necessary in light of ongoing regional and national events such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states.

   INFLATION

        The impacts of inflation on WP&L are currently mitigated through
   current rate making methodologies.   Although rates will be held flat
   until at least 1997, management expects that any impact of inflation will be mitigated by customer growth and productivity improvements.

   OTHER

   Proposed Merger

        The Company, IES Industries Inc. ("IES"), and Interstate Power Co. ("IPC") have entered into an Agreement and Plan of Merger ("Merger Agreement"), dated November 10, 1995, as amended, providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company. The holding company will be renamed Interstate Energy Corporation. Under terms of the Merger Agreement, the outstanding shares of the Company's common stock will remain unchanged and outstanding as shares of Interstate Energy. Each outstanding share of IES common stock will be converted to 1.14 shares of Interstate Energy's common stock. Each share of IPC's common stock will be converted to 1.11 shares of Interstate Energy's common stock.

        The Company, IES and IPC held separate shareowner meetings on September 5, 1996. At the annual meetings the shareowners of all three companies approved the Merger Agreement. In addition to shareholder approval, approvals must be secured from regulatory agencies at the federal and state level. The merger partners expect the merger to be completed during the first half of 1997.


   PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareowners held on September 5, 1996, Rockne G. Flowers, Katharine C. Lyall and Henry C. Prange were elected as directors whose terms will expire in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting.

                                                    Shares Withholding
   Name of Nominee       Shares Voted For                Authority
   Rockne G. Flowers      26,004,985                     916,276
   Katharine C. Lyall     25,947,322                     971,171
   Henry C. Prange        25,849,176                   1,026,285

        The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting.

   Name of Director         Year In Which Terms Expires
   Erroll B. Davis, Jr.         1997
   Milton E. Neshek             1997
   Carol T. Toussaint           1997
   L. David Carley              1998
   Donald R. Haldeman           1998
   Arnold M. Nemirow            1998
   Judith D. Pyle               1998

        At the annual meeting, shareowners approved the appointment of Arthur Andersen LLP as the Company's independent auditors for the 1996 calendar year. With respect to such matter, the number of shares voted for and against were 26,203,139 and 312,401, respectively. The number of shares abstaining were 416,401 and the broker non-votes were O.

        The following three non-routine items had 3,069,652 shares subject to broker non-votes:

        The Agreement and Plan of Merger, dated November 10, 1995, as amended, among the Company, IES Industries Inc. and Interstate Power Company, the related Plan of Merger to be entered into by and between the Company and IES Industries Inc. and the transactions contemplated by the Merger Agreement and the related Plan of Merger, including, among other things, the issuance of common stock of the Company pursuant to the terms of the Merger Agreement and the related Plan of Merger, was approved by shareowners at the annual meeting. With respect to such matter, the number of shares voted for and against were 22,148,912 and 1,078,883, respectively. The number of shares abstaining were 696,627.

        The proposal to change Article 1 of the Restated Articles of Incorporation amending the name of the corporation to Interstate Energy Corporation was approved with 21,585,265 votes for, 1,346,145 votes against and 910,640 votes abstained.

        The final item was the amendment to the Restated Articles of Incorporation relating to increasing the authorized number of shares of common stock to 200,000,000. This was approved by a vote of 21,246,865 for, 1,739,830 against and 1,234,419 abstained.

   Item 6.  Exhibits and Reports on Form 8-K

              1. Exhibits

             2A Amendment No. 2 to Agreement and Plan of Merger, dated as of August 16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 15, 1996]

             27   Financial Data Schedule

              2. Reports on Form 8-K: The Company filed a Current Report on Form 8-K, dated August 15, 1996, reporting under Item 5 that the Boards of Directors of the Company, IES Industries Inc. and Interstate Power Company authorized the execution and delivery of a second amendment to the Agreement and Plan of Merger among the parties increasing the IES exchange ratio from 1.01 to 1.14.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WPL Holdings, Inc.



                                        Date: November 14, 1996


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

   EXHIBIT INDEX



   Exhibit
     No.         Description

         2A Amendment No. 2 to Agreement and Plan of Merger, dated as of August 16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 15, 1996]

         27      Financial Data Schedule