Form 10-K405
period 1996-12-31
WPL HOLDINGS INC; WISCONSIN POWER & LIGHT CO
filed 1997-03-19
CIK 352541, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                         Name of Registrant, State of           IRS Employer
    Commission        Incorporation, Address of Principal     Identification
    File Number     Executive Offices and Telephone Number            Number

    1-9894          WPL HOLDINGS, INC.                            39-1380265
                    (a Wisconsin corporation)
                    222 West Washington Avenue
                    Madison, Wisconsin 53703
                    Telephone (608)252-3311

    0-337           WISCONSIN POWER AND LIGHT COMPANY             39-0714890
                    (a Wisconsin corporation)
                    222 West Washington Avenue
                    Madison, Wisconsin 53703
                    Telephone (608)252-3311

   Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of Each
                                                     Exchange on Which
    Registrant         Title of Class                Registered
    WPL Holdings,
     Inc.              Common Stock, $.01 Par Value  New York Stock Exchange
    WPL Holdings,
     Inc.              Common Stock Purchase Rights  New York Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Act:

    Registrant                         Title of Class
    Wisconsin Power and Light Company  Preferred Stock (Accumulation
                                       without Par Value)

   Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days. Yes X
      No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X]

   The aggregate market value of the voting stock held by nonaffiliates as of January 31, 1997 is as follows:

    WPL Holdings, Inc.                  $861.7 million

    Wisconsin Power and Light Company   $46.5 million



   Number of shares outstanding for each class of common stock as of January 31, 1997:

    WPL Holdings, Inc.                  Common Stock, $.01 par value,
                                        30,773,735 shares

    Wisconsin Power and Light Company   Common Stock, $5 par value,
                                        13,326,601 shares (all of which
                                        are owned beneficially and of
                                        record by WPL Holdings, Inc.)


                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statements relating to each registrant's 1997 Annual Meeting of Shareowners are incorporated by reference into Part III hereof.

   TABLE OF CONTENTS

                                                                       Page
    Part I                                                            Number
              Item 1.    Business                                       1
              Item 2.    Properties                                     14
              Item 3.    Legal Proceedings                              15
              Item 4.    Submission of Matters to a Vote of
                         Security Holders Executive Officers of         16
                         the Registrants                                17
    Part II
              Item 5.    Market for Registrants' Common Equity and
                         Related Stockholder Matters                    19
              Item 6.    Selected Financial Data                        19
              Item 7.    Management's Discussion and Analysis of
                         Financial Condition and Results of             19
                         Operations
              Item 8.    Financial Statements and Supplementary         20
                         Data
              Item 9.    Changes in and Disagreements with
                         Accountants on Accounting and Financial        89
                         Disclosures
    Part III
              Item 10.   Directors and Executive Officers of the
                         Registrants                                    89
              Item 11.   Executive Compensation                         89
              Item 12.   Security Ownership of Certain Beneficial
                         Owners and Management                          89
              Item 13.   Certain Relationships and Related              89
                         Transactions
    Part IV
              Item 14.   Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                        90
                         Signatures                                    103
                         Financial Statement Schedules                 109

                                     PART I

   ITEM 1.  BUSINESS

   WPL Holdings, Inc.

   WPL Holdings, Inc. (WPLH) was incorporated under the laws of the State of Wisconsin on April 22, 1981, and operates as a holding company with both utility and nonutility businesses. It is the parent company of a public utility, Wisconsin Power and Light Company (WP&L) and its related subsidiaries and of Heartland Development Corporation (HDC), the parent corporation for the nonutility businesses. WPLH has no employees who are not also employees of WP&L and/or HDC. Refer to Item 8 "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements," Note 13 for financial information related to WPLH's business segments.

   Proposed Merger

   WPLH, IES Industries Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger, as amended (Merger Agreement), dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation (IEC).

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IES Utilities) and IES Diversified Inc. (IES Diversified). IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa.
   IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, a public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

   On January 15, 1997, the Federal Energy Regulatory Commission (FERC) issued an order in which it accepted several provisions of the IEC merger application without the need for public hearings. The FERC has set limited issues for hearing, including generation market power in the transmission-constrained Wisconsin Upper Michigan System (WUMS) subregion in Wisconsin. The FERC has also ordered the merger partners to attempt to negotiate a wholesale customer protection mechanism with those intervenors who are not satisfied with the four year rate freeze proposed in the application. If an agreement between the merger partners and the intervenors is not reached, the FERC will decide the issue. A final decision on the merger is expected to be issued by the FERC by the end of the third quarter of 1997.

   IES and IPC announced in 1996 their intentions to hold retail electric prices to their current levels until at least January 1, 2000. The companies made the proposal as part of their testimony in the IEC merger application filed with the Iowa Utilities Board (IUB). The application was later withdrawn and resubmitted on January 2, 1997 and the same rate freeze proposal was included in the resubmittal. The proposal excludes price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. Hearings before the IUB are expected to commence in the summer of 1997 with approval expected by the end of the third quarter of 1997.

   In March of 1996, an application requesting approval of the merger was filed with the Public Service Commission of Wisconsin (PSCW). On February 13, 1997, the PSCW voted to delay hearings on the proposed merger. The hearings are currently scheduled for June 4, 1997, with a decision anticipated in the third quarter of 1997. Legislation was introduced in the Wisconsin State Senate in February 1997 which could delay the PSCW approval of the merger. WPLH cannot predict the outcome of such legislation.

   In March of 1996, an application requesting approval of the merger was also submitted to the Illinois Commerce Commission (ICC). The ICC conducted hearings on November 12, 1996 and final briefs were filed on December 23, 1996. A decision is pending.

   On January 15, 1997, the Minnesota Public Utilities Commission (MPUC) announced that it had approved the IEC merger without hearings, subject to a number of technical conditions, which WPLH anticipates will not be opposed by the merger partners. Included in these conditions is a four year rate freeze for IEC's electric and gas customers in the state of Minnesota.

   An application to establish IEC as a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act) was submitted to the Securities and Exchange Commission (SEC). The period for comments by interested parties closed on November 5, 1996. A decision on the application is expected at the end of the third quarter of 1997. The SEC historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. As part of the application, IEC has requested a ruling on whether it would be allowed to continue its ownership in gas operations.

   An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the U.S. Department of Justice (DOJ). All requirements of this review have been satisfied. If the merger is not consummated before July 7, 1997, the merger partners will be required to submit new information to the DOJ.

   An application was filed with the Nuclear Regulatory Commission (NRC) to approve the transfer of the licenses of IES for the Duane Arnold Energy Center nuclear facility and of WP&L for the Kewaunee Nuclear Power Plant to IEC. Both plants are jointly owned with other companies. The application, which was filed on October 1, 1996, is pending.

   Refer to Note 2 "Notes to Consolidated Financial Statements" for additional information. For detailed unaudited pro forma financial statements for IEC refer to Item 14.

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

   WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated on July 23, 1908. WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

   Regulation

   WP&L is subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. The PSCW is comprised of three Commissioners appointed by the Governor and ratified by the Wisconsin State Senate. WP&L is required to file a rate case with the PSCW every two years with requests for rate relief based on a forward-looking test year period. South Beloit is subject to regulation by the ICC for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects.

   The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow affiliated units to compete for the supply business. The goal of the electric utility restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000.

   The FERC has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L and in certain other respects. Certain of WP&L's natural gas facilities and operations are subject to the jurisdiction of the FERC under the Natural Gas Act. WP&L is presently exempt from all provisions of the Public Utility Holding Company Act of 1935, except provisions relating to the acquisition of securities of other public utility companies.

   The FERC is currently developing regulation which will begin to provide open access to electric utility transmission facilities for wholesale customers subject to certain approved FERC tariffs. WP&L believes its existing open access tariffs position it well to compete under such market conditions.

   With respect to environmental matters impacting WP&L and its subsidiaries, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the Wisconsin Department of Natural Resources
   (DNR). In addition, the DNR has jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

   WP&L is subject to the jurisdiction of the NRC with respect to the Kewaunee Nuclear Power Plant (Kewaunee) and to the jurisdiction of the United States Department of Energy (DOE) with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee.

   Employees

   At December 31, 1996, WP&L employed 2,339 persons, of whom 1,827 were considered electric utility employees, 308 were considered gas utility employees and 204 were considered other utility employees. WP&L has a 3-year contract with members of the International Brotherhood of Electrical Workers, Local 965, that is in effect until May 31, 1999 which covers 1,617 of WP&L's employees.

   Electric Operations

   General

   WP&L provides electricity in a service territory of approximately
   16,000 square miles in 35 counties in southern and central Wisconsin and 4 counties in northern Illinois. As of December 31, 1996, WP&L provided retail electric service to approximately 385,000 customers in 615 cities, villages and towns, and wholesale service to 24 municipal utilities, one privately owned utility, 3 rural electric cooperatives, one Native American nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to 9 communities.

   Electric operations represented 77.6 percent of WP&L's total operating revenues and 87.2 percent of WP&L's total operating income for the year ended December 31, 1996.

   Electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WP&L also experiences a smaller winter peak in December or January. The maximum net hourly peak load on the electric system was 2,124 megawatts and occurred on August 6, 1996. The winter system peak of 1,901 megawatts occurred on December 18, 1996. During the year ended December 31, 1996, about 69.6 percent of total kilowatthour requirements were generated by company-owned and jointly-owned facilities and the remaining 30.4 percent was purchased.

   WP&L's electric generating facilities include: four coal-fired generating stations (including nine units; four jointly owned), seven natural-gas-fired peaking units, eight hydro-electric plants (two jointly owned), one gas-fired steam generating plant and one nuclear power plant (jointly owned). Refer to Item 2 "Properties" for additional information regarding electric generating facilities.

   WP&L owns 21,753 miles of electric transmission and distribution lines and
   363 substations located adjacent to the communities served.   WP&L is
   interconnected with other utilities in Wisconsin and neighboring states and is a member of the Mid-Continent Area Power Pool Resource Transmission Group (MAPP RTG) and Power and Energy Market. Although currently a member of the Mid-America Interconnected Network, Inc. (MAIN), WP&L officially notified the MAIN board of directors of its intentions to withdraw from MAIN, effective December 31, 1997.


   Fuel

   In 1996, approximately 84.0 percent of WP&L's net kilowatthour generation of electricity was fueled by coal and 12.7 percent by nuclear fuel (provided by WP&L's 41 percent ownership interest in Kewaunee). The remaining electricity generated was produced by hydroelectric, oil-fired and natural gas generation.

   Coal

   WP&L's primary fuel source is coal. To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Refer to Note 11a in "Notes to Consolidated Financial Statements" for details relating to these long-term coal purchase commitments. WP&L anticipates that its average fuel costs will likely increase in the future, due to cost escalation provisions in existing coal and transportation contracts. WP&L's management believes that any increases in costs associated with these contracts will be incorporated in future rates and as such will not have a material effect on operating results.

   The estimated coal requirements of WP&L's generating units (including jointly-owned facilities) for the years 1997 through 2001 total about 40 million tons. Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 46 percent and 63 percent, respectively, of these estimated requirements. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.


   Purchased Power

   During the year ended December 31, 1996, about 30.4 percent of WP&L's total kilowatthour requirements were met through purchased power. Refer to Note 11b in "Notes to Consolidated Financial Statements" for details relating to long-term purchase power commitments.

   Nuclear

   Kewaunee is jointly-owned by WP&L (41 percent), Wisconsin Public Service Corporation (41.2 percent) and Madison Gas & Electric Company (17.8 percent). Wisconsin Public Service Corporation (WPSC) is the operator. The plant began commercial operation in 1974. Kewaunee operates with a NRC license which expires in 2013.

   The supply of nuclear fuel for the Kewaunee plant is dependent upon the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. Presently, there are no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 300,000 pounds of uranium concentrates per year follows:

     (a) Requirements for uranium are met through spot market or contract purchases of uranium. An inventory policy, which takes advantage of economical spot market purchases of uranium, results in maintaining inventories sufficient for up to two reactor reloads of fuel, excluding in-process uranium.

     (b) Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1996. Conversion services relating to uranium hexafluoride are purchased on the spot market. Contracts exist with primary suppliers for services in 1997, 1998 and 1999.

     (c) In 1996, enrichment services were procured from COGEMA, Inc. pursuant to a contract executed in 1983 and last amended in 1995. Enrichment services are also purchased from the United States Enrichment Corporation under the terms of the utility services contract. This contract is in effect for the life of Kewaunee. The Kewaunee owners over the next ten years are committed to take 70 percent of their annual enrichment services requirements in alternate years 1997, 1999, 2001, 2003, and 2005 from the United States Enrichment Corporation.

     (d) Fuel fabrication requirements through March 15, 2001 are covered by contract with Siemens Power Corporation.

     (e) Beyond the stated periods for Kewaunee, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and spent fuel storage will have to be procured. The prices for the foregoing are currently expected to increase slightly.

   The National Energy Policy Act of 1992 provides that both the Federal government and the nuclear utilities fund the decontamination and decommissioning of the three federal gaseous diffusion plants in the United States. This will require the owners of Kewaunee to pay an additional $19.2 million in current dollars over the next 15 years plus an adjustment for inflation. At December 31, 1996 the remaining liability was $ 13.1 million of which WP&L's share was $5.4 million. WP&L's share including interest amounted to an annual payment of approximately $554,000 in 1996.

   If for any reason Kewaunee was forced to permanently suspend operations, fuel related obligations are as follows: (1) there are no financial penalties associated with present uranium supply, conversion service and enrichment agreements and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. The maximum exposure could be as much as $550,000 as of the end of 1996. Uranium inventories could be sold on the spot market.

   In September 1996, Kewaunee was taken out of service for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration. Additional information relating to the Kewaunee outage can be found elsewhere in this report in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

   Physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2039 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs estimated to be expended between the years 2003 and 2039 is $611 million. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. WP&L's share of the decommissioning costs is estimated to be $176 million (in 1996 dollars) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. WP&L's annual contribution to the external trust fund for decommissioning was $10.7 million in 1996. Retail rate order UR-110, expected to be issued by the PSCW in April 1997, will likely increase the annual contribution to approximately $16 million. The market value of the investments in the funds established by WP&L at December 31, 1996, totaled $90.7 million. Additionally, in July 1994, the PSCW issued a generic order covering utilities that have nuclear generation. This order standardizes the escalation assumptions to be used in determining nuclear decommissioning liabilities. The inflation assumptions applied in UR-110 were as follows: labor, 4.12 percent; burial costs, 10.42 percent; energy, 3.66 percent; and other, 8.00 percent. After-tax earnings on the tax-qualified and non-qualified decommissioning funds are assumed to be 5.6 percent and 7.0 percent, respectively.

   Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with WP&L to accept, transport and dispose of spent nuclear fuel beginning no later than January 31, 1998. The DOE has announced that it will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since
   April 7, 1983 has been assessed by the DOE at one mill per net kilowatthour of electricity generated and sold by Kewaunee. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983. Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. Kewaunee is currently evaluating options for the storage of additional quantities beyond 2001. Several options are available. An investment of approximately $2.5 million could provide additional storage sufficient to meet on-site spent fuel storage needs until 2013, the expiration of the current operating license.

   The Low-Level Radioactive Waste Policy Act of 1980, as amended, provides that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Interstate Low-Level Radioactive Waste Compact. Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Barnwell, South Carolina disposal facility again began accepting waste materials from outside its region. The Kewaunee owners expect to have sufficient storage space either on site or through shipments to Barnwell to satisfy low level radioactive waste disposal needs until the Ohio facility accepts low level radioactive waste materials.

   The Kewaunee capability factor was 71.3 percent in 1996, compared to a projected industry average of 79.8 percent. The comparable amounts for 1995 were 83.1 percent and 84.5 percent, respectively. The lower Kewaunee percent for 1996 reflects the extended shutdown of Kewaunee for the repair of the steam generator tubes.

   Recovery of Electric Fuel Costs and Purchased Power

   In WP&L's current rate order, UR-109, the PSCW approved elimination of the retail electric fuel adjustment clause for a two year trial period, 1995-1996. For that period, retail rates remained unchanged even when fuel costs and purchased power varied from forecasted levels established in the rate proceeding. At the PSCW hearings on March 4, 1997, it was determined that with rate case UR-110, WP&L will reinstate the retail electric fuel adjustment clause.

   Under the fuel adjustment clause, rates are based on estimated per unit fuel costs and purchased power established during rate proceedings and are not subject to change by fuel cost and purchased power fluctuations unless actual costs are outside specified limits. If actual costs vary from the estimated costs by more than +/- 10 percent in a month or by more than +/- 3 percent for the test year to date, projected annual variances are then estimated. If the projected annual variance is more than +/- 3 percent, rates are subject to hearings and a increase or decrease by the PSCW.

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

   Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the DNR for the operation of emission sources. WP&L currently has the necessary permits to operate its generating facilities. While periodic exceedances in air emissions may occur, management promptly responds to these events and works with the DNR to resolve any permit
   compliance issues.   With the passage of the new federal Clean Air Act
   Amendments, the state is required to include these provisions into their permit requirements. WP&L has submitted timely Title V permit applications in compliance with schedules set forth by the regulators. WP&L has also completed application for Phase II permits under the Clean Air Act in compliance with the time lines identified. The state Title V operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility. Permits have been or are expected to be issued in 1997. Until such time, the facilities will continue to operate under their existing permit conditions.

   Pursuant to Section 144.386(2) of the Wisconsin Statutes, WP&L has submitted data and plans for 1997 sulfur dioxide emissions compliance. Actual 1996 emissions are being reported to the DNR. WP&L is currently in compliance with the state requirement. WP&L will continue to make any necessary operational changes in fuel types and power plant dispatch to comply with the system emissions limit of 1.2 pounds SO per million BTU.
                                                          2

   WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at its generating facilities. The majority of these projects were completed in 1993. WP&L has installed continuous emission monitoring systems at all of its coal-fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac combustion turbine site. These requirements were also met. Additional monitoring systems for nitrogen oxides were required in 1996 at the combustion turbine site. WP&L has installed these monitors, and completed certification tests for the equipment. No significant investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

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

   WP&L's accumulated pollution abatement expenditures adjusted for accumulated retirements totaled $135 million as of December 31, 1996. The major expenditures consist of about $60 million for the installation of electrostatic precipitators for the purpose of reducing particulate emissions from WP&L's coal-fired generating stations and approximately $75 million for other pollution abatement equipment at the Columbia, Edge-water, Kewaunee, Nelson Dewey, Rock River and Blackhawk plants. Expenditures during 1996 totaled approximately $2.6 million. Estimated future pollution abatement expenditures total $0.6 million through 1997. WP&L's estimated pollution abatement expenditures are subject to continuing review and are revised from time to time due to escalation of construction costs, changes in construction plans and changes in environmental regulations.

   See "Electric Operations - Nuclear" for information concerning the disposal of spent nuclear fuel and high level nuclear waste.

   WISCONSIN POWER AND LIGHT COMPANY
   CONSOLIDATED ELECTRIC STATISTICS

                                                           Year Ended December 31,
                                         1996         1995         1994          1993           1992

   Area served (end of period):
     Cities, villages and towns
       served--retail                         615         610          607           609            611

   Customers served (end of
      period):
     Residential and Farm                 336,933     329,643      322,924       316,870        310,702
     Industrial                               815         795          776           714            727
     Commercial                            45,669      44,730       43,793        42,884         42,287
     Sales to Other Utilities                  90          48           42            39             39
     Other                                  1,730       1,294        1,256         1,236            950
                                          -------     -------      -------       -------        -------

           Total                          385,237     376,510      368,791       361,743        354,705
                                          =======     =======      =======       =======        =======

   Sales--kilowatt-hours (in
     thousands):
     Residential and Farm               2,979,826   2,937,825    2,776,895     2,751,363      2,614,439
     Industrial                         3,985,672   3,872,520    3,764,953     3,540,082      3,377,132
     Commercial                         1,814,324   1,773,406    1,688,349     1,629,911      1,551,823
     Sales to Other Utilities           5,245,812   3,109,385    2,574,121     2,388,131      2,208,419
     Other                                 57,757      54,042       54,518        51,073         55,230
                                       ----------  ----------   ----------    ----------      ---------

           Total                       14,083,391  11,747,178   10,858,836    10,360,560      9,807,043
                                       ==========  ==========   ==========    ==========      =========

   Electric operating revenues (in
     thousands):

     Residential and Farm                $201,690    $199,850     $194,242      $184,176       $171,887
     Industrial                           143,734     140,562      140,487       132,903        128,467
     Commercial                           105,319     102,129      101,382        95,977         91,707
     Sales to Other Utilities             131,836      97,350       86,400        78,955         77,485
     Other                                  6,903       6,433        9,236        11,176          8,189
                                          -------     -------      -------       -------        -------

          Total                           589,482     546,324      531,747       503,187        477,735
                                          =======     =======      =======       =======        =======

   Percent of generation by fuel
     type:
      Coal                                  84.00%      81.10%       80.40%        80.30%         79.80%

      Nuclear                               12.70%      15.30%       16.80%        16.50%         17.40%
      Hydroelectric                          2.40%       2.20%        2.40%         2.90%          2.60%
      Natural gas                            0.80%       1.30%        0.30%         0.20%          0.10%
      Oil                                    0.10%       0.10%        0.10%         0.10%          0.10%
                                          -------     -------      -------       -------        -------

         Total                             100.00%     100.00%      100.00%       100.00%        100.00%
                                          =======     =======      =======       =======        =======
   System capacity---at time of
    system peak: (kWh's)

      Company plants (including
       jointly owned)                   2,300,000   2,176,000    2,193,000     2,019,000      1,934,000
      Firm purchased (sold) power          68,000      57,000       40,000        83,000        110,000
                                        ---------   ---------    ---------     ---------      ---------
         Total                          2,368,000   2,233,000    2,233,000     2,102,000      2,044,000

      System peak demand                2,124,000   2,197,000    2,002,000     1,971,000      1,782,000
                                        ---------   ---------    ---------     ---------      ---------

      Reserve margin at time of
       peak                               244,000      36,000      231,000       131,000        262,000
                                         ========    ========    =========     =========      =========

   Average annual electric bill
    per residential and farm
    customer                                 $599        $606         $602          $581           $553

   Average annual kilowatt-hour
    use per residential and farm
    customer                                8,844       8,912        8,599         8,683          8,415


   Gas Operations

   General

   As of December 31, 1996, WP&L provided retail natural gas service to approximately 151,000 customers in 243 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois. Gas operations represented 21.8 percent of WP&L's total operating revenues and 12.1 percent of WP&L's total operating income for the year ended December 31, 1996.

   WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season. Near-record cold on January 30, 1996 resulted in sales volumes of 250,390 dekatherms.

   Gas Supplies

   Prior to 1995, WP&L passed on its cost incurred from natural gas suppliers and pipeline companies on a dollar-for-dollar basis to its customers. In 1995, the PSCW approved implementation of a performance-based rate mechanism for Wisconsin gas customers. Under this mechanism, fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits
   and exposures are subject to customer sharing provisions.   Specifically,
   to the extent WP&L purchases its gas supply below the index price, it will retain 50 percent of the first $1.151 million in savings; 25 percent of the next $1.151 million; and 10 percent of the next $2.878 million.
   WP&L's share of the incentive is capped at $1.150 million on a pre-tax basis. The balance of the savings is returned to customers. Under UR-110, expected to be issued in April 1997, the sharing will be 60 percent customers and 40 percent WP&L.

   During 1996, WP&L paid the two pipeline companies serving WP&L (ANR Pipeline and Northern Natural Gas Company) $1.3 million in FERC Order 636 transition costs representing costs incurred by these pipelines in transitioning from full service natural gas commodity providers to open access gas transmission companies. In addition, WP&L incurred $0.7 million of take-or-pay costs paid to pipelines to reform its gas contracts from the pre-Order 636 time period. Both categories of costs were fully recovered from WP&L's gas customers. Customers served under South Beloit's gas rate schedules continue to pay for gas on a traditional purchase gas adjustment basis.

   In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR Pipeline and Northern Natural Gas Company allowing access to gas supplies from the states of Oklahoma, Louisiana, Texas, and the province of Alberta, Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 239,131 dekatherms per day of natural gas as follows:

        ANR Pipeline        Northern Natural Gas Company    Non-Traditional
        148,075 Dt                  75,056 Dt                 16,000 Dt

   Two non-traditional arrangements provide WP&L with gas delivered directly to its "city gate" using the vendors' transportation contract with ANR Pipeline.

   WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise 25 percent of WP&L's annual gas requirements.

   WP&L maintains purchase agreements with over 80 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include 8 contracts providing for long-term gas deliveries (i.e., with terms ranging from 6 months to 10 years). These contracts provided 50 percent of WP&L's
   annual gas purchases in 1996.   In addition to its direct purchase and
   sales of natural gas, WP&L provided transportation service to 190 customers who purchased their own gas, pursuant to WP&L's transportation tariffs. These customers represent 31 percent of total gas moved through WP&L's natural gas distribution pipe.

   Refer to Note 11b in "Notes to Consolidated Financial Statements" relating to long-term purchase gas commitments.

   Manufactured Gas Plant Sites

   WP&L has a current or previous ownership interest in 11 properties associated in the past with the production of manufactured gas. Some of these sites do contain coal tar waste products which may present an environmental hazard. WP&L owns five of these sites, three are currently owned by municipalities and the remaining three are currently owned by private companies.

   Through ongoing investigations and studies, WP&L confirmed that there was no contamination at two of the sites and only a minimal likelihood of contamination at a third site. As WP&L has received close out letters from the DNR for these three sites, WP&L has no further obligation at these sites. WP&L has also implemented DNR- approved remediation plans at two additional sites in the last several years. An air sparging/biosparging remediation system was implemented at one of the sites, while excavation and disposal of the coal tar residue and contaminated soils was implemented at the other. Groundwater monitoring is ongoing at both sites.

   WP&L currently estimates that the remaining remediation costs associated with the former manufactured gas plant sites is $74 million. The estimate includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. The estimate is also premised in part on a remediation method that involves treatment or removal of contaminated soil. Based on recent approvals from the DNR, WP&L may be able to implement a less-costly containment and control remediation strategy at two of the remaining sites. WP&L plans to implement this remediation at these two sites in 1997. If remediation is successful, management believes there may be a significant reduction in the estimated liability.

   Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites are deferred and collected from gas customers over a five year period after new rates are implemented. Management believes future costs will also be recovered in rates.

   See "Item 3. Legal Proceedings" for information related to the manufactured gas plant sites.

   WISCONSIN POWER AND LIGHT COMPANY
   CONSOLIDATED GAS STATISTICS


                                                                     Year Ended December 31,
                                            1996          1995         1994          1993          1992

   Area served (end of period):
     Cities, villages and towns
       served--retail                           243           242          239           217           194

   Customers served (end of period):
     Residential                            133,580       129,576      124,938       120,829       116,642
     Commercial and Industrial               16,309        15,976       15,531        15,088        14,656
     Interruptible                              303           257          272           261           262

     Transport and other                        252           284          240            85           109
                                           --------      --------     --------      --------      --------
           Total                            150,444       146,093      140,981       136,263       131,669
                                           ========      ========     ========      ========      ========

   Sales--Therms (in thousands) (a):
     Residential                            142,974       126,903      119,562       120,005       114,131
     Commercial and Industrial               98,095        91,316       87,487        87,038        82,087
     Interruptible                           13,480        12,148       24,809        27,872        25,497

     Transport and other                    185,735       169,121      142,252        84,877        71,167
                                           --------      --------     --------      --------      --------
           Total                            440,284       399,488      374,110       319,792       292,882
                                           ========      ========     ========      ========      ========

   Gas operating revenues (in
    thousands):
     Residential                            $90,382       $70,382      $71,555       $71,632       $63,699
     Commercial and Industrial               50,270        39,456       41,918        40,748        37,154
     Interruptible                            5,261         3,708        8,777        11,247        14,589
     Transport and other                     19,714        25,619       29,681        13,643         3,920
                                           --------      --------     --------      --------      --------
          Total                             165,627       139,165      151,931       137,270       119,362
                                           ========      ========     ========      ========      ========
   Average annual gas bill per
     residential and farm heating
     customer                                  $677          $543         $573          $593          $546


   Average annual residential and
     farm heating use -- therms               1,070           979          957           993           978



   (a) One  therm equals 100,000 British Thermal Units and is a measure of the heat content of natual gas.

   HDC

   Incorporated in 1988, HDC is the parent company of all nonutility businesses. HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental and engineering services; (2) affordable housing; and (3) energy services. None of the nonutility businesses contributed 10% or more of WPLH's consolidated revenues during 1996. The environmental and engineering service business contributed 11 percent of consolidated revenues in the years ended December 31, 1995 and 1994. The revenues at the environmental and engineering service business were lower in 1996 due to a softening market for environmental services.

   At year-end 1996, HDC employed 739 persons: 662 in the area of environmental engineering and consulting, 37 in the area of affordable housing, 32 in the area of energy services and 8 at the HDC level.

   Environmental Engineering and Consulting

   WP&L acquired RMT, Inc. (RMT) in 1983, and it subsequently became a wholly-owned subsidiary of HDC in 1988. In 1992, HDC transferred its ownership in RMT to Heartland Environmental Holding Company (HEHC), a wholly-owned subsidiary of HDC and the parent company for HDC's environmental and engineering services activities. In 1993, HDC acquired Jones & Neuse, Inc. (J&N) based in Austin, Texas. On December 31, 1996, HDC transferred ownership in J&N to RMT, Inc.

   RMT is a Madison, Wisconsin based environmental engineering and consulting company that serves clients nationwide in a variety of industrial segment markets. The most significant of these markets are chemical companies, pulp and paper processors, oil and gas providers, foundries and other manufacturers. RMT specializes in solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, air and water pollution control, and laboratory services.

   Affordable Housing

   Formed by HDC in 1988, Heartland Properties, Inc. (HPI) is responsible for the acquisition, development, financing and syndication of a $231 million portfolio of high-quality affordable housing developments in Wisconsin and the Midwest. HPI has a majority ownership interest in 62 of these properties. As of December 31, 1996, HPI's investment in affordable housing properties was $113 million, net of depreciation.

   To facilitate HPI's development and financing efforts in the affordable housing market, HDC incorporated Capital Square Financial Corporation in 1992 to provide mortgage banking services, and Heartland Capital Company LLC in 1994 to provide construction financing services.

   Heartland Retirement Services (HRS), organized in 1993, provides a comprehensive range of housing products for older adults. In January 1996, this business was sold.

   Energy Services

   Heartland Energy Group, Inc (HEG) was formed in 1995 as the parent company for HDC's energy services businesses. The two most significant components of HEG as of December 31, 1996, were Heartland Energy Services, Inc. (HES) and ENSERV, Inc.

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

   In January 1997, ENSERV, the natural gas marketing business of HES and Industrial Energy Applications (IEA), the energy marketing subsidiary of IES Industries, Inc., formed a joint venture.

   Discontinued Operations

   In December 1995, HDC committed to plans for the disposition of the primary operations of A&C Enercom Consultants, Inc. (A&C), which was acquired by HDC in 1993. A&C, a utility services company based in Atlanta, Georgia, provides a variety of energy consulting services including marketing and demand side management. The sale of substantially all the assets of these operations in a cash transaction was completed in January 1996.

   ITEM 2.  PROPERTIES

   WP&L

   The following table gives information with respect to electric generating facilities of WP&L (including WP&L's portion of those facilities jointly-owned).

                                                         1996
                                                        Summer
                                                      Capability  Ownership
                                                         WP&L      Interest
                                                      Portion in      in
     Type and Location        Name          Fuel      Kilowatts    Facility

    Steam                                                            100%
    Beloit, WI           Blackhawk      Natural Gas     60,000       100%
    Janesville, WI       Rock River     Coal           161,000       100%
    Cassville, WI        Nelson Dewey   Coal           226,000       100%
    Sheboygan, WI        Edgewater #3   Coal            74,000       100%
    Sheboygan, WI        Edgewater #4   Coal           233,200      68.2%
    Sheboygan, WI        Edgewater #5   Coal           301,500        75%
    Kewaunee, WI         Kewaunee       Nuclear        211,200        41%
    Portage, WI          Columbia       Coal           485,100      46.2%
                         Energy Center
    Hydro
    Wisconsin Dells, WI  Kilbourn       Hydro            9,500       100%
    Prairie du Sac, WI   Prairie du     Hydro           30,000       100%
                         Sac
    Wisconsin River      Petenwell/     Hydro           13,300        33%
     Power Co.           Castle Rock
    4 small units at                    Hydro            2,070       100%
     various locations

    Combustion Turbine
    Janesville, WI       Rock River     Natural Gas    151,400       100%
                                        or Oil
    Fond du Lac, WI      South Fond du  Natural Gas    169,700       100%
                         Lac Units 2    or Oil
                         and 3
    Edgerton, WI         Sheepskin      Natural Gas      36,700      100%
                                        or Oil
                                                     ---------
                                         Total       2,164,670
                                                     =========

   WP&L owns 21,753 miles of electric transmission and distribution lines and 363 substations located adjacent to the communities served. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.


   HDC

   The following table gives information as of December 31, 1996 with respect to rental properties associated with HDC's affordable housing project developments, through its HPI subsidiary.


    Location                Housing Development       Resident Type

    Property:
       Antigo, WI           The Depot                 Families
       Appleton, WI         Lincoln Mills             Families/Elderly
       Appelton, WI         Ravine Mills              Families/Elderly
       Appelton, WI         The Mills II              Families/Elderly
       Beloit, WI           Beloit Water Tower Place  Families
       Chisholm, MN         Lincoln Square            Families
       DePere, WI           Lawton Foundry            Families
       Madison, WI          The Avenue                Disabled/Families
       Marinett, WI         Dunlap Square             Families/Elderly
       Marshfield, WI       The Woodlands             Families/Elderly
       Mc Farland, WI       The Cottages              Families/Elderly
       Sheboygan Falls, WI  Brickner Woolen Mills     Families/Elderly
       Sheboygan, WI        Jung Apartments           Families
       Sheboygan, WI        Sunnyside Townhouses      Families
       Sun Prairie, WI      Vandenburg Heights        Families
       Verona, WI           Sugar Creek Senior
                              Housing                 Elderly
       Madison, WI          YWCA                      Women & Homeless
       Various              Other                     Families, Elderly,
                                                      Singles, Disabled
                                                      & Homeless

   Occupancy rates in the 62 properties/investments owned by HPI averaged 92 percent during 1996.

   HPI also maintains a minor equity ownership in development properties where the majority interest was subsequently sold to outside investors. This equity ownership is not considered material in relation to WPLH's consolidated financial statements. HPI remains contingently liable for minimum property financial performance guarantees for a period of time on many of the properties sold. Those contingent obligations have been accrued for or are otherwise not considered likely to have a material effect on WPLH's consolidated financial statements.

   ITEM 3.  LEGAL PROCEEDINGS

   On July 20, 1995, the City of Beloit (Beloit) filed a suit against WP&L in the Circuit Court of Rock County, Wisconsin alleging that, based on negligence, nuisance and trespass, WP&L caused damage to Beloit through the contamination of property owned by Beloit as a result of the historical operation of manufactured gas plants on the property prior to Beloit's acquisition of the property. The suit seeks damages equal to the cost of cleaning up the property, for the decrease in the value of the property, and to compensate Beloit for lost development opportunities for the property as well as consequential damages and costs of the action.

   Beloit and WP&L entered into a Stipulation upon which the Court issued an Order staying further proceedings in the action pending further environmental investigation of the property and pending WP&L's determination of the extent of liability insurance coverage for the claims.

   In management's judgement, the probability is remote that this action will have a material adverse impact on WPLH's financial condition.

   Environmental Matters

   The information required by Item 3 is included in Item 8 of this Form 10-K in Note 11c of "Notes to Consolidated Financial Statements."

   Rate Matters

   The information required by Item 3 is included in Item 7 of this Form 10-K within the Management's Discussion and Analysis of Financial Condition and Results of Operations narrative under the caption "Liquidity and Capital Resources, Rates and Regulatory Matters."

   Recent Rate Case Proceedings



                                                                           Increase                   Ordered or
                                                            Increase      (Decrease)    Requested     Negotiated      Date
                       Type of                             (Decrease)     Ordered or   % Return on   % Return on    Increase
        Rate Case      Service   Application     Test       Requested    Negotiated      Common        Common      (Decrease)
       Designation       (a)         Date        Year     ($ Millions)   ($ Millions)     Equity        Equity      Effective

   WP&L Retail (PSCW)

   6680-UR-103          e,g,w      02-29-88     1988-89        14.7           5.5         13.25         13.10       10-18-88

   6680-UR-104          e,g,w      12-30-88     1989-90        17.4           5.3         13.10         13.00       11-12-89

   6680-UR-105          e,g,w      12-29-89     1990-91         9.0         (10.8)        13.10         12.90       08-01-90

   6680-UR-106          e,g,w      12-28-90     1991-92        18.7          (0.1)        13.25         12.90       08-01-91

   6680-UR-107          e,g,w      12-30-91     1992-93        17.8          (0.9)        13.10         12.40       01-01-93

   6680-UR-108          e,g,w      01-04-93     1993-94        24.5          17.7         12.60         11.60       10-01-93

   6680-UR-109          e,g,w      02-01-94     1995-96         3.8         (11.6)        12.20         11.50       01-01-95

   6680-UR-110          e,g,w      04-01-96     1997-98        16.0           N/A         11.90           N/A          N/A
   WP&L Wholesale
   (FERC)

   ER87-554               e        07-31-87     1987-88        (1.2)          (.9)        13.00            (b)      01-01-88

   ER93                   e        05-28-93     1993-94         2.0           2.0         11.00            (b)      10-01-93

   South Beloit (ICC)

   85-0505               e,w       11-08-85     1985-86         1.4(c)         .9         15.00         13.80       09-27-86


   (a)  e-electric, g-gas, w-water.
   (b) Return on equity was not specified in the negotiated settlement agreement.
   (c) On May 7, 1986, South Beloit Water, Gas and Electric Co. adjusted the increase requested downward to $1.1 million.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   EXECUTIVE OFFICERS OF THE REGISTRANTS

   Executive Officers of WPL Holdings, Inc

   Erroll B. Davis, Jr., 52, was elected President effective January 1990 and Chief Executive Officer effective July 1990 and has been a board member since March 1988.

   Lance W. Ahearn, 47, was elected President of HDC effective April 1990, and Chief Executive Officer effective May 1990.

   Edward M. Gleason, 56, was elected Corporate Secretary effective December 1993 and Vice President, Treasurer effective October 1993. He previously served as Vice President, Finance and Treasurer of WP&L from 1986 to 1993. Mr. Gleason functions as principal financial officer of WPL Holdings, Inc.

   Steven F. Price, 44, was appointed Assistant Corporate Secretary and Assistant Treasurer effective April 1992. He previously served as Cash Management Supervisor of WP&L from 1987 to 1992.

   Executive Officers of WP&L

   Erroll B. Davis, Jr., 52, was elected President and Chief Executive Officer effective August 1988 and has been a board member since April 1984.

   A.J. (Nino) Amato, 45, was appointed Senior Vice President effective October 1993. He previously served as Vice President, Marketing and Strategic Planning from 1992 to 1993 and Vice President, Marketing and Communications from 1989 to 1992.

   William D. Harvey, 47, was appointed Senior Vice President effective October 1993. He previously served as Vice President, Natural Gas and General Counsel from 1992 to 1993 and Vice President, General Counsel from 1990 to 1992.

   Eloit G. Protsch, 43, was appointed Senior Vice President effective October 1993. He previously served as Vice President, Customer Services and Sales from 1992 to 1993 and Vice President and General Manager, Energy Services from 1989 to 1992.

   Daniel A. Doyle, 38, was appointed Vice President, Power Production effective April 1996. He previously served as Vice President, Finance, Controller and Treasurer from 1994 to 1996, as Controller and Treasurer from 1993 to 1994 and Controller from 1992 to 1993. Prior to joining the Company, he was Controller of Central Vermont Public Service Corporation from 1988 to 1992.

   Barbara J. Swan, 45, was elected Vice President, General Counsel effective December 1994. She previously served as General Counsel from 1993 to 1994 and Associate General Counsel from 1987 to 1993.

   Pamela J. Wegner, 49, was elected Vice President, Information Services and Administration effective October 1994. Prior to joining the Company, she was the Administrator of the Division of Finance and Program Management in the Wisconsin Department of Administration from 1987 to 1994.

   Kim K. Zuhlke, 43, was elected Vice President, Customer Services and Sales effective October 1993. He previously served as Director of Marketing and Sales Services from 1991 to 1993.

   Joseph E. Shefchek, 40, was elected Assistant Vice President,
   Environmental Affairs and Research effective December 1994. He previously served as Director of Environmental Affairs and Research from 1991 to 1994.


   Edward M. Gleason, 56, was elected Controller, Treasurer and Corporate Secretary of WP&L effective May 1996. He served as Corporate Secretary from 1993 to 1996. He previously served as Vice President, Finance and Treasurer from 1986 to 1993.

   Susan J. Kosmo, 50, was elected Assistant Controller effective September 1995. She previously served as Trust Investments and Investor Relations Supervisor from 1992 to 1995 and Financial Relations Supervisor from 1989 to 1992.

   David A. Ramos, 40, was elected Assistant Controller effective January 1995. He previously served as Manager of Budgets, Rates and Cost Accounting from 1994 to 1995, Manager of Budgets and Rates from 1992 to 1994 and Manager of Rates and Financial Planning from 1990 to 1992.

   Steven F. Price, 44, was elected Assistant Corporate Secretary effective April 1992. He previously served as Cash Management Supervisor from 1987 to 1992.

   Robert A. Rusch, 34, was elected Assistant Treasurer effective September 1995. He previously served as Financial Analyst from 1989 to 1995.

   NOTE: All ages are as of December 31, 1996. None of the executive officers listed above is related to any member of the Board of Directors or nominee for director of either registrant.

   Executive officers of have no definite terms of office and serve at the pleasure of the respective Boards of Directors.


                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    WPLH's Common Stock trades on the New York Stock Exchange.
    Quarterly Price Ranges and Dividends with respect to the Common Stock are as follows:

                                     1996                                          1995
     Quarter         High             Low          Dividend       High             Low         Dividend

    First          $32             $29  7/8        $0.4925       $31             $27  1/4          $0.485
    Second          32  7/8         28  5/8         0.4925        30              27  1/2           0.485
    Third           32  7/8         28  7/8         0.4925        29  3/8         27  1/2           0.485
    Fourth          29  5/8         27  1/2         0.4925        31  3/4         29  1/4           0.485
                  ----  ---        ---  ---          -----       ---  ---        ---  ---           -----
    Year           $32  7/8        $27  1/2          $1.97       $31  3/4        $27  1/4           $1.94
                  ===   ===        ===  ===          =====       ===  ===        ===  ===           =====

   Stock price at December 31, 1996:  28 1/8

   At December 31, 1996, there were approximately 37,108 holders of record of WPLH Common Stock including underlying holders in WPLH's Dividend Reinvestment and Stock Purchase Plan.

   In accordance with the terms of the Merger Agreement (refer to Item 1 "Business, Proposed Merger" above), WPLH is not permitted to declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to WP&L's Cumulative Preferred Stock, and regular quarterly dividends on WPLH's Common Stock may not exceed 105 percent of the common stock dividends from the prior year.

   Effective with the formation of the holding company, all $5 par value
   Common Stock of WP&L was converted into WPLH Common Stock. WPLH is now the sole common shareowner of all 13,326,601 shares of WP&L Common Stock outstanding at December 31, 1996. Cash dividends paid per share of WP&L Common Stock during 1996 and 1995 to WPLH were $1.24 and $1.07, respectively, for each quarter.

   In the retail rate order effective January 1, 1995, the PSCW ordered that no dividend payment in excess of the level forecasted for 1995 ($58.1 million) may be paid, if such dividend payments would reduce WP&L's average common equity ratio below the test year forecasted level of 51.93 percent. Based on PSCW decisions on March 4, 1997, this percent will increase to 51.98 percent with rate case UR-110. At December 31, 1996, WP&L's common equity ratio was 53.53 percent.

   ITEM 6.  SELECTED FINANCIAL DATA

   WPL Holdings, Inc. - Refer to Item 8 Financial Statements and Supplemental Data under the heading "WPL Holdings, Inc."

   Wisconsin Power and Light Company - Refer to Item 8 Financial Statements and Supplemental Data under the heading "Wisconsin Power and Light Company"

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

   WPL Holdings, Inc. - Refer to Item 8 Financial Statements and
   Supplementary Data under the heading "WPL Holdings, Inc."

   Wisconsin Power and Light Company - Refer to Item 8 Financial Statements and Supplementary Data under the heading "Wisconsin Power and Light Company"

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS

                                                                      Page
    WPL Holdings, Inc.                                               Number
       Selected Financial Data                                          22
       Management's Financial Discussion and Analysis of Financial
          Condition and Results of Operations                           22
       Report of Management                                             36
       Report of Independent Public Accountants                         37
       Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994                              38
       Consolidated Balance Sheets, December 31, 1996 and 1995          39
       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                              40
       Consolidated Statements of Capitalization, December 31, 1996
          and 1995                                                      41
       Consolidated Statements of Common Shareowners' Investment for
          the Years Ended December 31, 1996, 1995 and 1994              42
       Notes to Consolidated Financial Statements                       43

    Wisconsin Power and Light Company
       Selected Financial Data                                          58
       Management's Financial Discussion and Analysis of Financial
       Condition and Results of                                         58
          Operations
       Report of Management                                             69
       Report of Independent Public Accountants                         70
       Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and 1994                              71
       Consolidated Balance Sheets, December 31, 1996 and 1995          72
       Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                              73
       Consolidated Statements of Capitalization, December 31, 1996
          and 1995                                                      74
       Consolidated Statements of Common Shareowners' Investment for
          the Years Ended December 31, 1996, 1995 and 1994              75
       Notes to Consolidated Financial Statements                       76

                       WPL HOLDINGS, INC. AND SUBSIDIARIES

                                      1996

                             SELECTED FINANCIAL DATA

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              FINANCIAL STATEMENTS


   SELECTED FINANCIAL DATA
                                          1996       1995          1994        1993       1992
                                                (in millions, except per share data)

   Operating revenues                     $933        $807         $796         $739       $673
   Income from continuing
    operations                             $73         $72          $66          $64        $58
       Per share                         $2.38       $2.33        $2.17        $2.15      $2.10
   Discontinued operations                 ($1)       ($13)         ($1)         ($1)        ---
       Per share                        ($0.04)     ($0.43)      ($0.04)      ($0.04)        ---
   Net income available for common
    shareowners                            $72         $58          $65          $63        $58
       Per share                         $2.34       $1.90        $2.13        $2.11      $2.10
   Cash dividends paid per share         $1.97       $1.94        $1.92        $1.90      $1.86
   Total assets (at December 31)        $1,901      $1,872       $1,806       $1,762     $1,566
   Long-term debt, net (at
    December 31)                          $363        $430         $448         $425       $418

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

   WPLH (the Company), IES Industries, Inc. (IES) and Interstate Power Co.
   (IPC) have entered into an Agreement and Plan of Merger, as amended (Merger Agreement), dated November 10, 1995, which provides for the
   combination of all three companies.   As a result of the transactions
   contemplated by the Merger Agreement, the combined company, Interstate Energy Corporation (IEC), anticipates cost savings of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $14 million and $64.4 million, respectively. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated costs savings will actually be realized.

   The merger which is conditioned upon, among other things, receipt of certain regulatory and governmental approvals is expected to close by the end of the third quarter of 1997. As part of the approval process, management has proposed rate freezes to be implemented in certain jurisdictions for periods not to exceed four years. See Note 2 of "Notes to Consolidated Financial Statements" for additional information regarding the proposed merger.

   1996 COMPARED WITH 1995

   OVERVIEW

   The Company reported consolidated net income from continuing operations of $73.2 million or $2.38 per share for 1996, as compared to $71.6 million or $2.33 per share for 1995. Earnings per share for 1996 and 1995 were $2.34 and $1.90, respectively, reflecting the impact of the discontinued operations of A&C Enercom Consultants, Inc. (A&C) which is discussed in
   Note 12 of "Notes to Consolidated Financial Statements".

   The increase in earnings in 1996 primarily reflects the operations of the Company's utility subsidiary, Wisconsin Power and Light Company (WP&L). Continued customer growth in the service territory and increased power marketing activity contributed to a $9 million increase in electric margin in 1996 as compared with 1995. Gas margins also increased due primarily
   to higher weather-driven sales.   (See "Electric Operations" and "Gas
   Operations" below).   In addition, a $3.4 million after-tax gain on the
   sale of a combustion turbine was recognized during 1996.   These events
   were partially offset by higher plant maintenance and depreciation expenses in 1996.

   Heartland Development Corporation (HDC), parent company of the Company's nonregulated operations, reported a loss from continuing operations of $3.5 million for 1996 compared with a loss from continuing operations of $1.5 million for 1995. HDC's 1996 results were adversely impacted by contract losses early in 1996 associated with the start-up of the energy service business as well as a softening market for the environmental
   service business.   Partially offsetting these losses was an after-tax
   gain of $2.5 million in 1996, related to the sale of HDC's investment in assisted living properties.

   During 1996, the Company incurred $3.2 million in expenses associated with its proposed merger with IES and IPC. See Note 2 of "Notes to Consolidated Financial Statements" for additional information.

   The Company also recognized a 1996 after-tax loss of $1.3 million resulting from additional fees and expenses related to the discontinued operations of A&C which is discussed in Note 12 of "Notes to Consolidated Financial Statements".

   Electric Operations

                            Revenues and Costs                       kWhs Sold                          Customers at
                              (In Thousands)       Change          (In Thousands)          Change         Year End         Change
                            1996         1995                   1996           1995                    1996        1995

   Residential
     and Farm              $201,690    $199,850        1%      2,979,826      2,937,825     1%        336,933    329,643    2%
   Industrial               143,734     140,562        2%      3,985,672      3,872,520     3%            815        795    3%
   Commercial               105,319     102,129        3%      1,814,324      1,773,406     2%         45,669     44,730    2%
   Sales to Other
     Utilities              131,836      97,350       35%      5,245,812      3,109,385     69%            90         48    88%
   Other                      6,903       6,433        7%         57,757         54,042     7%          1,730      1,294    34%
                            -------     -------               ----------     ----------               -------    -------
       Total                589,482     546,324        8%     14,083,391     11,747,178     20%       385,237    376,510     2%
                            =======     =======     ====      ==========     ==========   ====        =======    =======  ====
   Electric
     Production Fuels       114,470     116,488       (2%)
   Purchased Power           81,108      44,940       80%
                            -------     -------
      Margin               $393,904    $384,896        2%
                            =======     =======     ====

   Electric margin increased $9.0 million, or 2 percent, during 1996 compared with 1995 primarily due to higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power. Although fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 80 percent. This increase was due to WP&L's higher level of sales to other utilities as well as a $5.0 million increase in purchased power related to the purchase of replacement power during the extended 1996 refueling outage at the Kewaunee Nuclear Power Plant ( Kewaunee) . Partially offsetting increased purchased power costs were slightly lower delivered coal and nuclear fuel costs per kWh.

   Gas Operations

                             Revenues and Costs                     Therms Sold                     Customers at
                               (In Thousands)        Change       (In Thousands)       Change         Year End           Change
                              1996        1995                   1996        1995                 1996         1995

   Residential               $90,382      $70,382     28%        142,974     126,903    13%       133,580      129,576     3%
   Commercial and
    Industrial                50,270       39,456     27%         98,095      91,316    7%         16,309       15,976     2%
   Interruptible               5,261        3,708     42%         13,480      12,148    11%           303          257    18%
   Transportation
     and other                19,714       25,619    (23%)       185,735     169,121    10%           252          284   (11%)
                             -------      -------                -------     -------              -------      -------
      Total                  165,627      139,165     19%        440,284     399,488    10%       150,444      146,093     3%
                             =======      =======   ====         =======     =======  ====        =======      =======  ====
   Purchased Gas             104,830       84,002     25%
                             -------      -------
      Margin                 $60,797      $55,163     10%
                             =======      =======   ====


   Gas margin increased $5.6 million, or 10 percent, during 1996 compared with 1995 primarily as a result of higher sales. Therm sales increased 10 percent due to a combination of colder weather during the first five months of 1996 as compared to 1995 and customer growth of 3 percent. The 19 percent increase in gas revenues reflects not only the higher therm sales but also the pass through of higher natural gas costs to WP&L's customers as described below.

   Effective January 1, 1995, PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared to the price index are subject to a customer sharing mechanism with WP&L's gains or losses limited to $1.1 million. Due to favorable gas procurement activities in both 1996 and 1995, WP&L realized favorable contributions to gas margin in those years of $1.1 million and $0.8 million, respectively.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflect sales and revenues of the Company's nonregulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.
   Revenues of the principal businesses of HDC were as follows:

                                                1996      1995

   Environmental and engineering services       $84.8      $88.6
   Energy marketing                              73.8       12.6
   Other                                         14.9       16.4
                                                -----      -----
                                               $173.5     $117.6
                                                =====      =====

   Energy marketing revenues were higher due to an increase in the volume of electric power and natural gas sales by the energy marketing subsidiary. The subsidiary meets these sales commitments through spot market purchases and short-term purchase contracts. (See "Other Operation and Cost of Non-Utility Energy"). Revenues at the environmental and engineering business were lower in 1996 due to a softening market for environmental services.

   In addition to the revenues of the nonregulated  businesses, other
   revenues also include the water operations of WP&L.   These revenues were
   $4.2 million in both 1996 and 1995.

   Other Operation and Cost of Non-Utility Energy

   Other operation and cost of non-utility energy expense includes expenses related to WP&L, the parent company and the nonregulated businesses of
   HDC.   The distribution of other operations expense was as follows:

                                            1996         1995

                                            $141.9       $139.9
   Utility operations
   Non-regulated businesses
     and parent company operations           177.2       113.4
                                            ------      ------
                                            $319.1      $253.3
                                            ======      ======

   The increase in operations expense associated with the nonregulated businesses is primarily a result of increased volume at the energy
   marketing subsidiary.   Several commitments  made in  early 1996 resulted
   in substantial losses. On a comparative basis, the non-utility energy marketing business incurred net losses of 17 cents per share in 1996 and 3 cents per share in 1995.

   The environmental and engineering services business also incurred higher contract related costs which were partially offset by labor and benefit savings. The environmental and engineering services business lost 4 cents per share in 1996 as compared to a 7 cent per share contribution in 1995.

   Operating expenses in the affordable housing business were significantly reduced in 1996 as operations support was outsourced and development activity was curtailed. After adjusting for the tax benefits and credits associated with this business, the affordable housing business contributed approximately 8 cents per share in 1996 including 2 cents per share related to the sale of two properties. In 1995, the affordable housing business contributed 4 cents per share.

   Maintenance

   Maintenance expense increased due to higher plant maintenance and the extended 1996 refueling outage at Kewaunee (See "Capital Requirements" section below).

   Depreciation and Amortization

   Depreciation and amortization expense increased $4.4 million as a result of property additions and greater amortization of contributions in aid of construction (a reduction of expense) in 1995.

   Interest Expense and Other

   The $9.1 million increase in other income is the result of two significant gains recognized in 1996. The sale of a combustion turbine by WP&L
   resulted in other income of $5.7 million.   In addition, HDC recognized a
   gain of $4.2 million on the sale of its investment in assisted living properties. Interest expense was lower in 1996 as compared to 1995 as a result of less short-term debt outstanding and a slight decrease in interest rates.

   Income Taxes

   Income taxes increased for 1996 as a result of higher taxable income.
   The effective tax rate on continuing operations was 35.4 percent and 32.5 percent for 1996 and 1995, respectively. The lower rate in 1995 was the result of prior years' tax contingencies resolved favorably in 1995 and increased non-deductible merger expenses in 1996.


   1995 COMPARED WITH 1994

   OVERVIEW

   Earnings per share decreased to $1.90 in 1995 from $2.13 in 1994 reflecting the 43-cent impact of discontinued operations arising from the sale of A&C, which is discussed in Note 12 of "Notes to Consolidated
   Financial Statements."   Earnings per share from continuing operations
   increased to $2.33 in 1995 as compared to $2.17 in 1994, after reflecting a restatement of the prior year for discontinued operations.

   The 16-cent increase per share from continuing operations reflects the impact of two non-recurring items in 1994 as well as higher earnings in
   1995 at WP&L.   The higher earnings at WP&L were primarily the result of
   higher electric and gas margins (see "Electric Operations" and "Gas Operations" below) and aggressive cost management.

   The two non-recurring items affecting net income for 1994 were the reversal of a coal contract penalty and costs associated with early
   retirement and severance programs.   The coal contract item relates to a
   Wisconsin Supreme Court decision which reversed a coal contract penalty assessed against WP&L in 1989. The following break out presents the recurring aspects of 1995 and 1994 operations.

                                                   1995     1994
   Earnings per share, as reported                $1.90    $2.13
   Per share impact of discontinued                0.43     0.04
                                                 ------   ------
   Earnings per share from continuing              2.33     2.17
   Significant non-recurring items:
      Coal contract penalty reversal              -----    (0.16)
      Early retirement and severance costs        -----     0.27
                                                 ------   ------
   Earnings per share from continuing
     before non-recurring items                   $2.33    $2.28
                                                 ======   ======

   HDC reported a loss from continuing operations of $1.5 million in 1995 and
   a gain of $0.1 million in 1994.   The decline in earnings is primarily the
   result of higher interest expense and new business development costs.

   Electric Operations
                           Revenues and Costs                 kWhs Sold                     Customers at
                             (In Thousands)    Change       (In Thousands)       Change       Year End        Change
                             1995      1994               1995         1994                1995      1994

   Residential
     and Farm              $199,850  $194,242    3%     2,937,825    2,776,895    6%     329,643    322,924    2%
   Industrial               140,562   140,487    0%     3,872,520    3,764,953    3%         795        776    2%
   Commercial               102,129   101,382    1%     1,773,406    1,688,349    5%      44,730     43,793    2%
   Sales to other

     Utilities               97,350    86,400   13%     3,109,385    2,574,121    21%         48         42    14%
   Other                      6,433     9,236   (30%)      54,042       54,518    (1%)     1,294      1,256    3%
                            -------   -------          ----------   ----------           -------    -------
      Total                 546,324   531,747    3%    11,747,178   10,858,836    8%     376,510    368,791    2%
                            =======   =======  ===     ==========   ==========  ===      =======    =======  ===
   Electric
     Production Fuels       116,488   123,469   (6%)
   Purchased Power           44,940    37,913   16%
                            -------   -------
      Margin               $384,896  $370,365    4%
                            =======   =======  ===


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

   Gas Operations
                            Revenues and Costs                   Therms Sold                      Customers at
                              (In Thousands)       Change      (In Thousands)        Change         Year End       Change
                            1995         1994                 1995         1994                  1995      1994

   Residential              $70,382      $71,555    (2%)     126,903      119,562      6%      129,576    124,938   4%
   Commercial and
     Industrial              39,456       41,918     (6%)     91,316       87,487       4%      15,976     15,531    3%
   Interruptible              3,708        8,777    (58%)     12,148       24,809     (51%)        257        272   (6%)
   Transportation
     and other               25,619       29,681    (14%)    169,121      142,252     19%          284        240   18%
                            -------      -------             -------      -------              -------    -------
      Total                 139,165      151,931    (8%)     399,488      374,110      7%      146,093    140,981    4%
                            =======      =======   ===       =======      =======    ===       =======    =======  ===

   Purchased Gas             84,002      100,942    (17%)
                            -------      -------
      Margin                $55,163      $50,989     8%
                            =======      =======   ===


   Gas margin increased 8 percent during 1995 compared with 1994 primarily as a result of higher sales volumes and favorable gas procurement strategies. Therm sales increased 7 percent principally due to residential customer growth reflecting the favorable economic conditions in WP&L's service territory and colder than normal weather in the fourth quarter, offsetting a mild January and February. The 8 percent decrease in gas revenues was the result of a pass through to customers of the lower cost of purchased gas. Under the rate structure discussed previously, reductions in revenues resulting solely from such pass through would not be expected to have a material impact on earnings. The gas incentive program authorized by the PSCW also resulted in additional pre-tax earnings of $0.8 million in 1995.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflect sales and revenues of the Company's nonregulated subsidiaries, consolidated under HDC, as adjusted for discontinued operations.
   Revenues of the principal businesses of HDC were as follows:

                                         1995          1994

   Environmental and engineering         $88.6          $87.7
   Energy marketing                       12.6            2.0
   Other                                  16.4           18.2
                                        ------         ------
                                        $117.6         $107.9
                                        ======         ======

   While revenues of the environmental and engineering services business were relatively unchanged, margins were lower in 1995 reflecting greater price
   competition in that industry.   Energy marketing revenues increased due to
   the development of power marketing activities and increased gas transactions in 1995. Due to uncertainties as to the future of the affordable housing tax credit program, HDC discontinued making additional commitments in this area in 1995.

   In addition to the revenues of the nonregulated  businesses, other
   revenues also include the water operations of WP&L.   These revenues were
   $4.2 million and $4.1 million, respectively, in 1995 and 1994.

   Other Operation and Cost of Non-Utility Energy

   Other operation and cost of non-utility energy expense includes expenses related to WP&L, the parent company and the nonregulated businesses of
   HDC.   The distribution of operations expense was as follows:

                                        1995        1994

   Utility operations                   $139.9      $151.0
   Non-regulated businesses
     and parent company operations       113.4        97.8
                                         -----       -----
                                        $253.3      $248.8
                                         =====       =====


   The decline in utility-related operations expense principally reflects the impact of a $13.7 million pre-tax charge for early retirement and
   severance costs in 1994.   While WP&L was able to achieve savings in 1995
   from its continued reengineering of operations, these savings were offset somewhat by higher conservation expenses.

   The increase in operations expense associated with the nonregulated businesses and parent company principally reflects higher costs at the
   energy marketing subsidiary.   In addition, this business experienced
   additional administrative costs associated with new business development resulting in an operating loss in 1995 of 3 cents per share and in 1994 of 2 cents per share.

   The environmental and engineering services business also incurred higher
   operations costs in 1995.   However, as a result of realigning its
   business in 1995 through the sale of selected operations, as discussed in the "Interest Expense and Other" section below, the environmental and engineering services business was able to maintain a 7 cent per share contribution to earnings in both 1995 and 1994.

   Operating expenses exceeded operating revenue in the affordable housing business, however, after adjusting for the tax benefits and credits associated with this business, the affordable housing business contributed approximately 4 cents per share in 1995 and 3 cents per share in 1994.

   Depreciation and Amortization

   The increase in depreciation and amortization expense in 1995 is primarily the result of property additions at WP&L.

   Interest Expense and Other

   Interest expense increased due to the higher levels of short-term debt and
   higher short-term interest rates.   During the second quarter of 1995,
   WP&L repurchased $18 million of Series V bonds from private investors. WP&L used short-term debt to acquire the Series V bonds. WP&L applied revenue requirement neutral accounting treatment to these acquired bonds consistent with regulatory requirements.

   Interest expense and other in 1994 also includes pre-tax income of $8.8 million related to a Wisconsin Supreme Court decision which reversed a coal contract penalty assessed against WP&L in 1989. In addition, income associated with the allowance for funds used during construction (AFUDC) decreased in 1995 due to significantly lower construction work-in-progress amounts and a lower FERC AFUDC rate.

   Interest expense and other also includes $2.2 million associated with the gain on the sale of various investments and environmental consulting divisions in 1995 by HDC.

   Income Taxes

   Despite higher operating income in 1995, the income tax expense was unchanged due to prior years' tax contingencies favorably resolved in
   1995.   The effective income tax rate on continuing operations was 32.5 percent and 34.1 percent for 1995 and 1994, respectively.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity is primarily determined by the level of cash generated from its utility operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing.

   During 1996, 1995 and 1994, the Company generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowing to cover operating expenses, cash dividends and investing activities. Cash flows from operations increased to $191 million for 1996, compared with $186 million and $168 million in 1995 and 1994, respectively. The decrease in cash flows used for investing activities was primarily attributable to $36.3 million received from the sale of a combustion turbine by WP&L as well as $24.9 million from the sale of a subsidiary and investment at HDC.

   Rates and Regulatory Matters

   Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW, in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a 0.5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from the previous 11.6 percent. See Note 1J of the "Notes to Consolidated Financial Statements" for additional information.

   WP&L submitted its biennial rate case filing with the PSCW on April 1, 1996, for the test year beginning January 1, 1997. In the filing WP&L requested rate increases of $13.4 million or 3.0 percent for Wisconsin retail electric customers and $2.4 million or 1.6 percent for Wisconsin natural gas customers. This request was based on an 11.9 percent return on common equity. Technical hearings were completed in November 1996. WP&L filed additional testimony subsequent to the conclusion of the November 1996 hearings regarding recovery of replacement power and operations and maintenance expenses for the extended outage at Kewaunee. Because of this additional filing, a final rate order is not expected until April 1997. Refer to "Subsequent Events" for further information relating to this rate order.

   Industry Outlook

   The primary business of the Company is that of WP&L, which is subject to regulation by the PSCW and the FERC. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000. The Company cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. The Company believes, however, that it is well positioned to compete in a deregulated environment. WP&L's rates to all customer classes are competitive within the state of Wisconsin and below the average in the Midwest region.

   On April 24, 1996, the FERC issued two orders (No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. The Company presently has on file with the FERC a pro forma open access transmission tariff, filed in compliance with FERC Order No. 888. On November 13, 1996, the FERC accepted the non-rate terms and conditions of WP&L's tariff for filing without modification. On September 20, 1996, the FERC extended the deadline for compliance with Order No. 889 to January 3, 1997 which was met by WP&L through participation in a regional Open Access Same-Time Information System.

   On September 26, 1996, the PSCW issued an order which establishes the minimum Standards for a Wisconsin Independent System Operator (Standards). The Standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the Standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states.

   On November 18, 1996, WP&L submitted applications and subsequently became a member of both the MAPP RTG and the Power and Energy Market. WP&L declined membership in the MAPP Regional Reliability Council and will continue its membership in the Mid-American Interconnected Network, Inc.
   (MAIN) through 1997.

   As described in Note 1H of the "Notes to Consolidated Financial Statements," WP&L complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71 ) " Accounting for the Effects of
   Certain Types of Regulation."   In the event WP&L determines that it no
   longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. The Company's operating subsidiaries generally borrow on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. The subsidiaries periodically reduce their outstanding short-term borrowing through the issuance of long-term debt and through the Company's
   additional investment in their common equity.   To maintain flexibility in
   its capital structure and to take advantage of favorable short-term rates, the Company also uses proceeds from the sales of accounts receivable and
   unbilled revenues to finance a portion of its long-term cash needs.   The
   Company also anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility
   analysts and rating services.   Commercial paper has been rated A-1+ by
   Standard & Poor's Corp. and P-1 by Moody's Investors Service.   The
   Company's bank lines of credit of $120 million at December 31, 1996 are available to support these borrowings.

   The Company has only limited involvement with derivative financial
   instruments and does not use them for trading purposes.   They are used to
   manage well-defined interest rate and commodity price risks. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and
   the sales of its accounts receivable.   The total notional amount of
   interest rate swaps was $89 million and $123 million, respectively, for
   the years ended December 31, 1996 and 1995.   The Company uses swaps,
   futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L and with the purchases and sales of gas and electric power at the energy marketing subsidiary.

   The Company's capitalization at December 31, 1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 48 percent common equity, 5 percent preferred stock and
   47 percent debt.   The common equity to total capitalization ratio at
   December 31, 1996, increased to 48 percent from 47 percent at December 31, 1995.

   The retail rate order effective January 1, 1995 requires WP&L to maintain a utility common equity level of 51.93 percent of total utility
   capitalization.   In addition, the PSCW ordered that it must approve the
   payment of dividends by WP&L to the Company if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1996 WP&L's common equity ratio was 53.5 percent. Refer to "Subsequent Events" for further information relating to the new rate order.

   In accordance with the terms of the Merger Agreement (see Note 2 of "Notes to Consolidated Financial Statements"), the Company may not declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to cumulative preferred stock, and regular quarterly dividends on common stock provided they do not exceed 105 percent of the common stock dividends from the prior year.

   Capital Requirements

   The Company's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets. Therefore, the Company's most significant capital requirements relate to construction expenditures at WP&L. Estimated capital requirements for the next five years are as follows:

                                               Capital Requirements
                                                  (in millions)

                                       1997    1998    1999     2000   2001
   Construction expenditures
     Electric                          $88.7   $89.2   $89.9   $90.6   $91.3
     Gas, water and common              45.0    43.8    44.3    44.7    45.2
     Nuclear fuel                       11.4     6.8     9.4    11.4     6.1
     AFUDC                               2.1     2.1     2.1     2.1     2.1
                                       -----   -----   -----   -----   -----
        Total construction
          expenditures                 147.2   141.9   145.7   148.8   144.7

   Changes in working capital and
     other                              22.6    16.8    (5.4)   13.9    13.6
                                       -----   -----   -----   -----   -----
        Total construction and
          operating capital            169.8   158.7   140.3   162.7   158.3
   Long-term debt maturities            55.0     8.9     0.0     1.9     0.0
   Manufactured gas plant
     remediation                         5.0     1.0     0.5     0.5     0.5
                                       -----   -----   -----   -----   -----
        Total capital requirements    $229.8  $168.6  $140.8  $165.1  $158.8
                                       =====   =====   =====   =====  ======


   Included in the construction expenditure estimates, in addition to
   recurring additions and improvements to the     distribution and
   transmission systems, are expenditures related to upgrading computer systems in order to improve productivity and customer service. Electric expenditures include the annual contribution to external trust funds to fund the decommissioning of Kewaunee. These amounts are recorded in depreciation expense and recovered in rates. WP&L expects to contribute $19.7 million annually to this fund. Refer to "Subsequent Events" for further information relating to the new rate order.

   WP&L has a 41 percent ownership interest in Kewaunee. During a scheduled refueling and maintenance outage of the plant in September 1996, steam generator tube degradation was discovered which required that the tubes be repaired before the plant could resume operation. A laser weld repair process was implemented to address the problem. During testing of the success of this process in early February 1997, it was discovered that further repair work or tube plugging would be required for a portion of the welded tubes. Further investigation is ongoing which may delay the return of the plant to service beyond the first quarter of 1997.

   WP&L's costs associated with these tube repairs are estimated at $2.3 million of which $1.4 million was expensed in 1996. Additional costs associated with the purchase of replacement power, estimated at approximately $500,000 per week, were not recoverable from customers under the retail rate order in effect at the time of the outage. However, if the outage were to extend beyond the implementation of a PSCW rate order expected to be issued in April 1997, replacement power costs incurred subsequent to that order will be recovered through a surcharge mechanism. Refer to "Subsequent Events" for further information relating to the new rate order.

   Repairs using laser technology may be only temporary because corrosion will continue at a rate which cannot be accurately forecasted. Because of these uncertainties, the PSCW, on January 3, 1997, approved accelerated cost recovery of the remaining depreciation costs and unfunded decommissioning liability based on an expected end of plant life of 2002 rather than the currently licensed end of life of 2013. The accelerated depreciation and decommissioning expense will be incorporated with the retail rate order expected to be issued in April of 1997. Based on a 1992 site specific study, WP&L's share of the costs to decommission Kewaunee was estimated at $142 million. Assuming an annual inflation rate of 6.5 percent, WP&L's liability in current year dollars is approximately $180 million. As of December 31, 1996, $90.7 million, net of tax, was available in external trust funds to meet this liability. See Note 11 of the "Notes to Consolidated Financial Statements" for additional information. Refer to "Subsequent Events" for further information relating to the new rate order.

   Currently, the owners of Kewaunee have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996, Wisconsin Public Service Corporation filed an application with the PSCW seeking approval to replace the steam generators in 1999. The total cost of the generator replacement would be approximately $89 million. A PSCW decision on this application is expected in October 1997. In addition, the joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WP&L generating units and new generating unit additions, if necessary.

   The net book value of WP&L's share of Kewaunee as of December 31, 1996 was $51.4 million, excluding the value of nuclear fuel.

   Certain matters discussed concerning Kewaunee are forward-looking statements and can generally be identified as such because the content of the statement include the phrase the Company "expects," or other words of similar import. Similarly, statements that describe the Company's future plans, objectives and goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. In addition to the matters discussed above, factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the useful life of the repairs affected and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee.

   The staff of the Securities and Exchange Commission also has questioned certain of the current accounting practices of the electric utility industry, including the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for closure and removal costs, including decommissioning of nuclear power plants.

   Capital requirements for HDC, generally consist of funds used for business acquisition activity and to provide for changes in working capital for the
   operations of existing businesses.   In addition to those items mentioned
   above, requirements at HDC over the next five years are expected to emphasize growth in the energy and environmental services businesses through additional investments in joint ventures and acquisitions.

   Capital Resources

   One of the Company's objectives is to finance utility construction expenditures through WP&L's internally generated funds supplemented, when
   required, by outside financing.   With this objective in place, WP&L has
   financed 71 percent of its construction expenditures during 1996 from
   internal sources.   However, during the next five years, the Company
   expects this percentage to increase primarily due to relatively stable level of construction expenditures and higher depreciation rates
   beginning in 1997.   External financing sources such as the issuance of
   long-term debt and short-term borrowings will be used by WP&L to finance the remaining construction expenditure requirements for this period. Expectations are that approximately $105 million of long-term debt will be
   issued in 1997.   HDC's financing of capital requirements will be
   accomplished through internally generated funds, supplemented by external borrowings and equity contributions from the Company.

   NEW ACCOUNTING PRONOUNCEMENT

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, is not expected to materially impact the Company's financial position or results of operations.

   Effective January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Company has recorded environmental remediation liabilities of $74.1 million at December 31, 1996. Adoption of SOP 96-1 is not expected to have a material impact on the Company's financial position or results of operations.

   INFLATION

   The impacts of inflation on WP&L are currently mitigated through ratemaking methodologies, customer growth, and productivity improvements. Inflationary impacts on the nonregulated businesses are not anticipated to be material to the Company.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement includes increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. At the end of 1996, the contract covered 1,617 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L.

   Sale of Business Segment

   The Company's financial statements reflect the discontinuance of operations of A&C its former utility energy and marketing consulting
   business in 1995.   See Note 12 of "Notes to Consolidated Financial
   Statements" for additional information.

   Environmental

   WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities on its generation, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current environmental regulations. The Clean Air Act Amendments of 1977 and subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of bothpresent and future generating units.

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

   Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require
   permits from the DNR for the operation of emission sources.   WP&L
   currently has the necessary permits to operate its generating facilities. While periodic exceedances in air emissions may occur, management promptly acts on them and works with the DNR to resolve any permit compliance issues. With the passage of the new Federal Clean Air Act Amendments, the state is required to include these provisions in its permit requirements. WP&L has submitted Title V permit applications in compliance with schedules set forth by the regulators.

   WP&L has also completed application for Phase II permits under the Clean
   Air Act in compliance with the time lines identified.   The state Title V
   operating permits, when issued, will consolidate all existing air permit conditions and regulatory requirements into one permit for each facility.
   Permits have been or are expected to be issued in 1997.   Until such time,
   the facilities will continue to operate under their existing permit conditions.

   WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at
   its generating facilities.   The majority of these projects were completed
   in 1993.   WP&L has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac, Wisconsin combustion-turbine
   site.   These requirements were also met.   Additional monitoring systems
   for nitrogen oxides were required in 1996 at the combustion turbine site. WP&L has installed these monitors, and completed certification tests for the equipment. No significant additional investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

   For a discussion of the Company's liability regarding environmental remediation at certain manufactured gas plant sites formerly operated by WP&L, see Note 11 of "Notes to Consolidated Financial Statements."

   Subsequent Event

   WP&L submitted its biennial rate case filing (UR-110) with the PSCW on April 1, 1996, for the test year beginning January 1, 1997. In the filing, WP&L requested rate increases of $13.4 million or 3.0 percent for Wisconsin retail electric customers and $2.4 million or 1.6 percent for Wisconsin natural gas customers. This request was based on an 11.9 percent return on common equity. On March 4, 1997, the PSCW finalized certain decisions relating to this rate case. For a description of this filing, refer to "Rates and Regulatory Matters" above. The following decisions were reached: authorization of a surcharge to collect replacement power costs while Kewaunee is out of service; authorization of an increase in the return on equity to 11.7 percent from its current level of 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared to the current level of 51.93 percent; reinstatement of the electric fuel adjustment clause; and continuation of a modified gas performance based ratemaking incentive mechanism. Preliminary estimates for UR-110 indicate an $11.2 million or 2.5 percent reduction for Wisconsin retail electric customers and a $1.3 million or
   2.3 percent reduction for Wisconsin natural gas customers. Although the PSCW has publicly announced the foregoing decisions, a final order in WP&L's rate case is not expected to be issued by the PSCW until April 1997.

   As previously discussed in the MD&A under "Capital Requirements," Kewaunee is in the process of using laser technology for tube repairs and further investigation is ongoing which may delay the return of the plant to service beyond the first quarter of 1997. Because of these uncertainties, the PSCW, on January 3, 1997, approved accelerated cost recovery of the remaining depreciation costs and unfunded decommissioning liability based on an expected end of plant life of 2002 rather than the currently licensed end of life of 2013. The accelerated depreciation and decommissioning expense will be incorporated with the retail rate order UR-110. Based on the March 4, 1997 decisions by the PSCW, WP&L expects to recover in rates an additional $3.0 million annually related to the accelerated depreciation of Kewaunee and to increase the annual contribution to the external decommissioning trust funds to $16 million from its current level of $10.7 million. The forecasted level of the contribution included in the capital requirements section was $19.7 million. After-tax earnings on the tax-qualified and non-qualified decommissioning funds are assumed to be 5.6 percent and 7.0 percent, respectively.

   Based on a 1992 site specific study, WP&L's share of the costs to decommission Kewaunee was estimated at $142 million. WP&L's share of the decommissioning costs of Kewaunee was previously established to be $180 million (in 1996 dollars) using an annual inflation rate of 6.5 percent. The inflation assumptions applied in UR-110 were as follows: labor, 4.12 percent; burial costs, 10.42 percent; energy 3.66 percent; and other, 8.00 percent for a weighted average inflation rate of 5.44 percent. Based on this revised inflation rate, WP&L's liability in current year dollars is approximately $176 million. As of December 31, 1996, $90.7 million, net of tax, was available in external trust funds to meet this liability. See
   Note 11 of the "Notes to Consolidated Financial Statements" for additional information. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 was $1,016 million. Based on the revised funding plan this amount was decreased to $611 million to be expended between the years 2003 and 2039.

   Kewaunee has been out of service since September 21, 1996, when it was shut down for a refueling and maintenance outage. Start-up has been delayed by problems associated with repairing the tubes in Kewaunee's two steam generators. In early February, testing of the laser welding repair of the tubes revealed unexpected problems with the quality of the welds. After further inspection and laboratory testing, WPSC is now planning to undertake additional repairs which could allow Kewaunee to return to service in the June 1997 time frame.

   The additional repairs involve removing metal sleeves that were installed previously to repair the corroded tubes. New, slightly longer sleeves will be installed to cover the areas of concern in the original steam generator tubes. WPSC's management believes that the NRC will approve this repair process because it only requires minor changes to the presently approved sleeving process. The cost of the additional repairs is expected to be between $4.5 million and $10.0 million, depending on the number of previously repaired sleeves that can remain in service. WP&L's shares of the costs is in the range of $1.8 to $4.1 million based on its 41.0% ownership in the plant.

   Dividend Declaration

   On January 22, 1997, the Board of Directors of the Company declared a quarterly dividend on WPLH Common Stock. The dividend is 50 cents per share payable February 15 to shareowners of record on January 31, 1997.

   Selected Consolidated Quarterly Financial Data (Unaudited)

   The summarized quarterly financial data below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of the Company, for a fair presentation of the data. The
   quarterly amounts can be affected by seasonal weather conditions.   Refer
   to MD&A for a discussion of the impacts of weather.

                        Operating    Operating       Net      Earnings
                        Revenues       Income       Income    per Share
   Quarter Ended             (in thousands except per share data)

   1996:
   March 31              $260,877       $54,162    $31,680       $1.03
   June 30                208,293        31,127     16,539        0.54
   September 30           212,263        28,867     12,596        0.41
   December 31            251,411        27,348     11,093        0.36


   1995:
   March 31              $215,874       $44,701    $19,653       $0.64
   June 30                175,990        21,427      6,939        0.23
   September 30           196,131        41,923     20,709        0.67
   December 31            219,260        37,947     11,131        0.36

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






   Erroll B. Davis Jr.
   President and Chief Executive Officer
   WPL Holdings, Inc.




   Edward M. Gleason
   Vice President, Treasurer and Corporate Secretary
   Principal Financial Officer
   WPL Holdings, Inc.





   January 30, 1997

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Shareowners of WPL Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of WPL Holdings, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flow and common shareowners' investment for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





   ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin,
   January  30, 1997

                               WPL HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                            Year Ended December 31,
                                         1996         1995        1994
                                    (in thousands except for per share data)

   Operating revenues:
      Electric                         $589,482     $546,324   $531,747
      Gas                               165,627      139,165    151,931
      Fees, rents, non-utility
         energy sales and other         177,735      121,766    112,039
                                        -------      -------    -------
                                        932,844      807,255    795,717
                                        -------      -------    -------
   Operating expenses:
      Electric production fuels         114,470      116,488    123,469
      Purchased power                    81,108       44,940     37,913
      Purchased gas                     104,830       84,002    100,942
      Other operation and cost of
         non-utility energy             319,154      253,277    248,847
      Maintenance                        46,492       42,043     41,227
      Depreciation and amortization      90,683       86,319     80,351
      Taxes other than income            34,603       34,188     33,788
                                        -------      -------    -------
                                        791,340      661,257    666,537
                                        -------      -------    -------
   Operating income                     141,504      145,998    129,180
                                        -------      -------    -------
   Interest expense and other:
      Interest expense                   42,027       43,559     37,686
      Allowance for funds used
         during construction             (3,208)      (2,088)    (4,038)
      Other                             (15,644)      (6,509)   (10,245)
                                        -------      -------    -------
                                         23,175       34,962     23,403
                                        -------      -------    -------
   Income from continuing operations
      before income taxes               118,329      111,036    105,777
   Income taxes                          41,814       36,108     36,043
   Preferred dividend requirement
      of subsidiary                       3,310        3,310      3,310
                                        -------      -------    -------
   Income from continuing
      operations                         73,205       71,618     66,424
                                        -------      -------    -------
   Discontinued operations:
      Loss from operation of
         discontinued subsidiary, net
         of applicable tax benefits of
         $1,451 and $632                     ---       2,212      1,174
      Loss on disposal of subsidiary,
         net of applicable tax benefit
         of $575 and tax expense of
         $3,271                           1,297       10,974        ---
                                        -------      -------    -------
                                          1,297       13,186      1,174
                                        -------      -------    -------
   Net income                           $71,908      $58,432    $65,250
                                        =======      =======    =======

   Earnings per share:
      Income from continuing
       operations                         $2.38        $2.33      $2.17
      Discontinued operations             (0.04)       (0.43)     (0.04)
                                        -------      -------    -------
      Net income                          $2.34        $1.90      $2.13
                                        =======      =======    =======
   Weighted average number of shares
      of common stock outstanding        30,790       30,774     30,671
                                        =======      =======    =======

   Cash dividends paid per share          $1.97        $1.94      $1.92
                                        =======      =======    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                                1996           1995
   ASSETS                                          (in thousands)
   Utility plant:
     Plant in service--
        Electric                               $1,729,311   $1,665,611
        Gas                                       227,809      217,678
        Water                                      23,905       22,518
        Common                                    152,093      136,943
                                                ---------    ---------
                                                2,133,118    2,042,750
     Less--accumulated provision
        for depreciation                          967,436      887,562
                                                ---------    ---------
                                                1,165,682    1,155,188
     Construction work in progress                 55,519       36,996
     Nuclear fuel, net                             19,368       18,867
                                                ---------    ---------
                                                1,240,569    1,211,051
                                                ---------    ---------
   Other property and equipment:
     Rental, net                                  112,913      102,206
     Other, net                                    16,350       42,563
                                                ---------    ---------
                                                  129,263      144,769
                                                ---------    ---------
   Investments:
     Nuclear decommissioning trust funds           90,671       73,357
     Other investments                             15,408       12,628
                                                ---------    ---------
                                                  106,079       85,985
                                                ---------    ---------
   Current assets:
     Cash and equivalents                          11,070       11,386
     Net accounts receivable and unbilled
        revenue, less allowance for
        doubtful accounts of $1,524 and
        $1,735, respectively                       88,798       94,648
     Coal, at average cost                         15,841       14,625
     Materials and supplies, at average cost       19,915       20,723
     Gas in storage, at average cost                9,992        6,319
     Prepayments and other                         26,786       27,987
                                                ---------    ---------
                                                  172,402      175,688
                                                ---------    ---------
   Restricted cash                                  6,848        3,266
                                                ---------    ---------
   Deferred charges:
     Regulatory assets                            160,877      170,269
     Other                                         84,493       81,386
                                                ---------    ---------
                                                  245,370      251,655
                                                ---------    ---------
   TOTAL ASSETS                                $1,900,531   $1,872,414
                                                =========    =========

   CAPITALIZATION AND LIABILITIES
   Capitalization (See Consolidated Statements
    of Capitalization):
     Common shareowners' investment              $607,355     $597,470
     Subsidiary preferred stock not
        mandatorily redeemable                     59,963       59,963
     Long-term debt, net                          362,564      430,362
                                                ---------    ---------
                                                1,029,882    1,087,795
                                                ---------    ---------
   Current liabilities:
     Current maturities of long-term debt          67,626        3,397
     Variable rate demand bonds                    56,975       56,975
     Short-term debt                              102,779      109,525
     Accounts payable and accruals                106,486       94,898
     Accrued payroll and vacation                  14,500       14,299
     Accrued taxes                                  4,669        6,483
     Accrued interest                               9,085        9,214
     Other                                         45,218       26,783
                                                ---------    ---------
                                                  407,338      321,574
                                                ---------    ---------
   Other credits:
     Accumulated deferred income taxes            245,686      241,150
     Accumulated deferred investment
        tax credits                                36,931       38,842
     Accrued environmental remediation costs       74,075       76,852
     Deferred credits and other                   106,619      106,201
                                                ---------    ---------
                                                  463,311      463,045
                                                ---------    ---------
   Commitments and contingencies (Note 11)

   TOTAL CAPITALIZATION AND LIABILITIES        $1,900,531   $1,872,414
                                                =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                                1996        1995      1994
                                                       (in thousands)

   Cash flows generated from (used
    for) operating activities:
     Net income                                $71,908     $58,432   $65,250
     Adjustments to reconcile net
        income to net cash generated
        from operating activities:
           Depreciation and amortization        90,683      86,319    80,351
           Deferred income taxes                14,540      10,716    12,299
           Investment tax credit restored       (1,911)     (1,916)   (1,926)
           Amortization of nuclear fuel          6,057       7,787     6,707
           Allowance for equity funds used
             during construction                (2,270)     (1,425)   (3,009)
           (Gain) loss on sale of
             subsidiary and investment          (4,149)     10,974        ---
           (Gain) loss on sale of other
             property and equipment             (5,676)         ---       ---
        Changes in assets and liabilities:
           Restricted cash                      (3,582)        (49)    3,495
           Net accounts receivable and
             unbilled revenue                    5,850     (23,183)   (3,842)
           Inventories                          (4,081)      3,750     1,057
           Prepayments and other                 1,201       2,292    (7,028)
           Accounts payable and accruals        11,661      19,966    (6,320)
           Accrued taxes                        (1,814)         88     6,965
           Other, net                           12,302      12,166    13,774
                                               -------     -------   -------
             Net cash from (used for)
               operating activities            190,719     185,917   167,773
                                               -------     -------   -------
   Cash flows generated from (used for)
    financing activities:
           Common stock cash dividends, less
             dividends reinvested              (60,656)    (59,701)  (49,357)
           Proceeds from issuance of long-
             term debt                           1,370         756    24,993
           Reduction of long-term debt          (5,000)    (18,000)       ---
           Net change in short-term debt        (6,746)     45,024   (27,401)
           Other, net                           (1,367)        941    (1,064)
                                               -------     -------   -------
             Net cash from (used for)
                financing activities           (72,399)    (30,980)  (52,829)
                                               -------     -------   -------

   Cash flows generated from (used for)
     investing activities:
           Proceeds from sale of other
             property and equipment             36,264          ---       ---
           Additions to utility plant,
             excluding AFUDC                  (120,732)    (99,746) (119,272)
           Additions to nuclear fuel            (6,558)     (7,258)   (8,103)
           Allowance for borrowed funds
             used during construction             (938)       (663)   (1,029)
           Dedicated decommissioning
             trust funds                       (17,314)    (21,566)   (1,988)
           Proceeds from sale of subsidiary
             and investments                    24,930          ---       ---
           Purchase of other property and
             equipment                         (20,824)    (26,696)  (13,127)
           Other, net                          (13,464)      5,105    16,380
                                               -------     -------   -------
             Net cash from (used for)
                investing activities          (118,636)   (150,824) (127,139)
                                               -------     -------   -------
   Net increase (decrease) in cash
     and equivalents                              (316)      4,113   (12,195)
   Cash and equivalents at beginning of year    11,386       7,273    19,468
                                               -------     -------   -------
   Cash and equivalents at end of year         $11,070     $11,386    $7,273
                                               =======     =======   =======

   Supplemental disclosures of cash flow
    information:
     Cash paid during the year:
           Interest on debt                    $35,855     $39,984   $36,914
           Preferred stock dividends of
             subsidiary                         $3,310      $3,310    $3,310
           Income taxes                        $39,795     $29,499   $22,902
     Non-cash financing activities:
           Dividends reinvested                     ---         ---   $9,653


   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                            December 31,
                                                           1996      1995
                                                      (in thousands except
                                                         for share data)
   Common shareowners' investment:
     Common stock $.01 par value, authorized
        100,000,000 shares, issued and
        outstanding--30,773,735 and 30,773,588
        shares, respectively                                 $308        $308
     Additional paid-in capital                           303,856     305,223
     Reinvested earnings                                  303,191     291,939
                                                          -------     -------
                                                          607,355     597,470
                                                          -------     -------
   Preferred stock:
     Wisconsin Power and Light Company--
        Cumulative, without par value,
           authorized 3,750,000 shares, maximum
           aggregate stated value $150,000,000:
             Preferred stock without mandatory
               redemption, $100 stated value--
                4.50% series, 99,970 shares outstanding     9,997      9,997
                4.80% series, 74,912 shares outstanding     7,491      7,491
                4.96% series, 64,979 shares outstanding     6,498      6,498
                4.40% series, 29,957 shares outstanding     2,996      2,996
                4.76% series, 29,947 shares outstanding     2,995      2,995
                6.20% series, 150,000 shares outstanding   15,000     15,000
        Cumulative, without par value, $25 stated value-
                6.50% series, 599,460 shares outstanding   14,986     14,986
                                                          -------    -------
                                                           59,963     59,963
                                                          -------    -------
   Long-term debt:
     Wisconsin Power and Light Company--
        First mortgage bonds:
                Series L, 6.25%, due 1998                   8,899      8,899
                1984 Series A, variable rate, due 2014
                  (4.60% at 12/31/96)                       8,500      8,500
                1988 Series A, variable rate, due 2015
                  (4.25% at 12/31/96)                      14,600     14,600
                1990 Series V, 9.3%, due 2025              27,000     32,000
                1991 Series A, variable rate, due 2015
                  (5.00% at 12/31/96)                      16,000     16,000
                1991 Series B, variable rate, due 2005
                  (5.00% at 12/31/96)                      16,000     16,000
                1991 Series C, variable rate, due 2000
                  (5.00% at 12/31/96)                       1,000      1,000
                1991 Series D, variable rate, due 2000
                  (5.00% at 12/31/96)                         875        875
                1992 Series W, 8.6%, due 2027              90,000     90,000
                1992 Series X, 7.75%, due 2004             62,000     62,000
                1992 Series Y, 7.6%, due 2005              72,000     72,000
                1992 Series Z, 6.125%, due 1997            55,000     55,000
                                                          -------    -------
                                                          371,874    376,874
                                                          -------    -------

     Heartland Development Corporation--
        Multifamily Housing Revenue Bonds issued by
           various housing and community development
           authorities, due 2004-2024, 2.00% - 7.55%       37,445     38,326
        Other mortgage notes payable, due 1997-2042,
           0% - 10.75%                                     45,086     42,834
                                                          -------    -------
                                                           82,531     81,160
                                                          -------    -------

     WPL Holdings, Inc.--
        8.96% Senior notes, due 1997                       10,000     10,000
        8.59% Senior notes, due 2004                       24,000     24,000
                                                          -------    -------
                                                           34,000     34,000
                                                          -------    -------

     Less--
        Current maturities                                (67,626)    (3,397)
        Variable rate demand bonds                        (56,975)   (56,975)
        Unamortized discount and premium, net              (1,240)    (1,300)
                                                          -------    -------
                                                          362,564    430,362
                                                          -------    -------
   TOTAL CAPITALIZATION                                $1,029,882 $1,087,795
                                                        =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF COMMON
                             SHAREOWNERS' INVESTMENT


                                                Year Ended December 31,
                                                 1996      1995     1994
                                                (in thousands except for
                                                      per share data)

   Common stock:
     Balance at beginning of year                  $308      $308     $305
        Issued in connection with dividend
           reinvestment plan                        ---       ---        3
                                                -------   -------  -------
     Balance at end of year                         308       308      308
                                                -------   -------  -------

   Additional paid-in capital:
     Balance at beginning of year               305,223   304,442  297,916
        Received in connection with dividend
           reinvestment plan                        ---       ---    9,650
        Other                                    (1,367)      781   (3,124)
                                                -------   -------  -------
     Balance at end of year                     303,856   305,223  304,442
                                                -------   -------  -------
   Reinvested earnings:
     Balance at beginning of year               291,939   293,048  284,745
        Net income
                                                 71,908    58,432   65,250
        Cash dividends ($1.97 per share, $1.94
           per share and $1.92 per share,
           respectively)                        (60,656)  (59,701) (59,010)
        Expense of issuing stock and other          ---       160    2,063
                                                -------   -------  -------
     Balance at end of year                     303,191   291,939  293,048
                                                -------   -------  -------
   TOTAL COMMON SHAREOWNERS' INVESTMENT        $607,355  $597,470 $597,798
                                                =======   =======  =======


   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (dollars in thousands except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

   a.   General

   The consolidated financial statements include the accounts of WPL Holdings, Inc. (WPLH) and its consolidated subsidiaries (collectively the Company). WPLH is an investor-owned holding company whose primary operating company, Wisconsin Power & Light Company (WP&L), is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas primarily in the state of Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Co. The Company also has various non-utility subsidiaries which are primarily engaged in the environmental and engineering service, affordable housing and energy marketing businesses.

   All subsidiaries for which the Company owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

   Investments for which the Company has at least a 20% interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in undistributed net income or loss, which is included in other income and deductions in the consolidated statements of income. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

   b.   Regulation

   WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin (PSCW) and the Illinois Commerce Commission (ICC) have jurisdiction over retail electric and gas revenues. The Federal Energy Regulatory Commission (FERC) has jurisdiction over wholesale electric revenues.

   c.   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   d.   Cash and Equivalents

   The Company considers all highly liquid debt instruments purchased and investments with a maturity of three months or less to be cash equivalents.

   e.   Utility Plant and Other Property and Equipment

   Utility plant and other property and equipment are recorded at original cost. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction (AFUDC). The AFUDC capitalization rate for 1996, 1995 and 1994 was 10.23 %, 6.68% and 10.15%, respectively. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   f.   Depreciation

   The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                         1996             1995             1994
         Electric        3.3%             3.3%             3.2%
         Gas             3.7%             3.7%             3.7%
         Water           2.6%             2.5%             2.5%
         Common          8.1%             7.9%             7.9%

   Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant is discussed in Note 11 "Commitments and
   Contingencies".   WP&L will implement higher depreciation rates effective
   January 1, 1997.

   Estimated useful lives related to other property and equipment are from 4 to 12 years for equipment and 31.5 to 40 years for buildings.

   g.   Nuclear Fuel

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   h.   Regulatory Assets and Liabilities

   Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities such as WP&L record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations become no longer subject to the provisions of SFAS No. 71, a write-off of regulatory assets and liabilities would be required, unless some form of transition cost recovery is established by the appropriate regulatory body.

   As of December 31, 1996 and 1995, regulatory created assets include the following:

                                                 1996              1995
    Environmental remediation costs
      (Note 11)                               $81,431           $81,431
    Tax related (Note 6)                       57,198            62,796
    Jurisdictional plant differences            7,603             7,517
    Decontamination and decommissioning
      costs of Federal enrichment facilities    6,061             6,555
    Other                                       8,584            11,970
                                              -------           -------
         Total                               $160,877          $170,269
                                              =======           =======

   As of December 31, 1996 and 1995, WP&L had recorded regulatory related liabilities of $33,901 and $37,898, respectively. These liabilities are primarily tax related.

   i.   Revenue

   The Company accrues revenues for services provided but not yet billed at month-end.

   j.   Rate Matters

   Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a 0.5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from 11.6 percent. Further, the PSCW approved certain incentive programs described below:

   1. The electric fuel adjustment mechanism, which allowed costs to fluctuate within a 3 percent band width, was eliminated. The elimination of the adjustment mechanism did not have a material impact on earnings.

   2. The automatic purchased gas adjustment clause was eliminated and replaced by a performance based rate (PBR) mechanism. Fluctuations in the commodity cost of gas above or below a prescribed commodity price index increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million pre-tax. For 1996 and 1995, WP&L earned $1.1 million and $0.8 million, respectively, under this PBR mechanism.

   3. In order to promote air quality and delivery system reliability, there are SO2 emissions and service reliability performance and incentive clauses. Positive incentives available under these clauses include $1.5 million pre-tax for the SO2 emissions and $0.5 million pre-tax for the service reliability. WP&L's earnings are also negatively exposed for equal amounts. For 1996 and 1995, WP&L collected $2.0 million pre-tax in revenues and also deferred $2.6 and $2.1 million pre-tax in revenues, respectively.

   WP&L made its required biennial rate case filing with the PSCW on April 1, 1996. Technical hearings took place during 1996. A final order is expected in April of 1997.

   k.   Income Taxes

   The Company follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax liabilities and assets, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements using currently enacted tax rates as shown in Note 6.

   Investment tax credits are accounted for on a deferred basis and reflected in income ratably over the life of the related utility plant. As part of the affordable housing business, the Company is eligible to claim affordable housing and historic rehabilitation credits. These tax credits reduce current federal taxes to the extent the Company has consolidated taxes payable.

   l.   Reclassifications

   Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

   NOTE 2.  PROPOSED MERGER OF THE COMPANY

   On November 10, 1995, the Company, IES Industries Inc. (IES), and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a wholly-owned subsidiary of the Company, and b) the merger of IES with and into the Company, which merger will result in the combination of IES and the Company as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (IEC). The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors and shareholders. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive the regulatory approvals by the end of the third quarter of 1997.

   The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1996. The financial data should be read in conjunction with the historical consolidated financial statements and related notes of the Company, IES and IPC and in conjunction with the unaudited pro forma combined financial statements and related notes of IEC included in the Form 10-K Annual Report of WPL Holdings, Inc. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.

                                                                                            PRO FORMA
                                               WPLH             IES             IPC          COMBINED
    (in thousands except per share data)   (as reported)   (as reported)   (as reported)   (Unaudited)

    Operating Revenues                        $932,844        $973,912        $326,084      $2,232,840
    Income from Continuing Operations          $73,205         $60,907         $25,860        $159,972
    Earnings per share from Continuing
     Operations                                  $2.38           $2.04           $2.69           $2.12
    Assets at December 31, 1996             $1,900,531      $2,125,562        $639,200      $4,665,293
    Long-term obligations, net at
     December 31, 1996                        $430,190        $744,298        $188,731      $1,363,219


   Under the terms of the Merger Agreement, the outstanding shares of the Company's common stock will remain unchanged and outstanding as shares of IEC. Each outstanding share of IES common stock will be converted to 1.14 shares of IEC common stock. Each share of IPC common stock will be converted to 1.11 shares of IEC common stock. It is anticipated that IEC will retain the Company's common share dividend payment level as of the effective time of the merger. On January 22, 1997, the Board of Directors of the Company declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IES Utilities) and IES Diversified Inc. (IES Diversified). IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa.
   IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   IEC will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of the Company and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of IEC. The corporate headquarters of IEC will be in Madison, Wisconsin.

   The Securities and Exchange Commission (SEC) historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that the Company, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of the Company and IES, within a reasonable time after the effective date of the Proposed Merger.

   NOTE 3.  JOINTLY OWNED UTILITY PLANTS

   WP&L participates with other Wisconsin utilities in the construction and operation of several jointly owned utility generating plants. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis of ownership with each owner reflecting its respective costs in its consolidated statements of income. The chart below represents WP&L's proportionate share of such plants as reflected in the consolidated balance sheets at December 31, 1996 and 1995.

                                                                        1996                             1995

                                                                     Accumulated                     Accumulated
                                                  Plant               Provision                       Provision
                           Ownership  Inservice    MW     Plant in       for               Plant in      for
                          Interest %    Date    Capacity   Service  Depreciation   CWIP    Service   Depreciation    CWIP

    Coal:
     Columbia Energy                   1975 &
        Center                46.2      1978      1,023   $161,811      $86,375   $1,581  $160,348       $79,521      $881
     Edgewater Unit 4         68.2      1969        330     50,796       28,056      702    50,762        26,759       216
     Edgewater Unit 5         75.0      1985        380    228,805       73,697       51   229,429        68,515         0
    Nuclear:
     Kewaunee Nuclear
         Power Plant          41.0      1974        535    131,207       80,577      810   132,211        76,096       836
                                                           -------      -------    -----   -------       -------     -----
    Total                                                 $572,619     $268,705   $3,144  $572,750      $250,891    $1,933
                                                           =======      =======    =====   =======       =======     =====


   NOTE 4.  NET ACCOUNTS RECEIVABLE

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract, and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.90 percent annual rate during 1996. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

   As of December 31, 1996 and 1995, the balance of sold accounts receivable that had not been collected totaled $86.5 million and $79.5 million, respectively. During 1996, the monthly proceeds from the sale of accounts receivable averaged $86.6 million, compared with $77.5 million in 1995.

   The Company does not have any significant concentrations of credit risk in the December 31, 1996 and 1995 net accounts receivable balances.

   In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and
   liability recognition when transfers occur.   This statement, effective
   January 1, 1997, specifies conditions when control has been surrendered which determines if sale treatment of the receivables would be allowed.
   At the present time, this new standard is not expected to materially impact the Company's financial position or results of operations.

   NOTE 5.  EMPLOYEE BENEFIT PLANS

   a.  Pension Plans

   WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                1996              1995
   Accumulated benefit obligation
     Vested benefits                         ($161,031)        ($157,111)
     Non-vested benefits                        (3,298)           (2,755)
                                               -------           -------
       Total                                  (164,329)         (159,866)

   Projected benefit obligation               (189,653)         (184,937)
   Plan assets at fair value                   218,920           202,343
                                               -------           -------
     Plan assets in excess of
       projected benefit obligation             29,267            17,406

   Unrecognized net transition asset           (14,480)          (16,928)
   Unrecognized prior service cost               3,712             4,022
   Unrecognized net loss                        15,011            24,685
                                               -------           -------
     Prepaid pension costs                     $33,510           $29,185
                                               =======           =======
   Assumed rate of return on plan
    assets                                        9.00%             9.00%
                                                  =====             =====
   Discount rate of projected benefit
    obligation                                    7.50%             7.25%
                                                  =====             =====
   Range of assumed rate increases for
    future compensation levels               3.50-4.50%        3.50-4.50%
                                             ==========        ==========


   The net pension cost (benefit) recognized in the consolidated statements of income for 1996, 1995 and 1994 included the following components:

                                       1996        1995           1994
   Service cost                       $5,072      $3,879         $5,123
   Interest cost on projected
    benefit obligation                13,625      12,911         12,051
   Actual return on assets           (24,962)    (31,548)         1,016
   Amortization and deferrals          5,452      15,103        (17,795)
                                     -------     -------        -------
      Net pension cost
       (benefit)                       ($813)       $345           $395
                                     =======     =======        =======


   b.  Other Postretirement Benefits

   WP&L accrues for the expected cost of postretirement health-care and life insurance benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L elected delayed recognition of the transition obligation in accordance with current accounting principles and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                 1996          1995
   Accumulated benefit obligation
     Retirees                                 ($32,244)     ($35,639)
     Fully eligible active plan
       participants                            ($4,954)      ($6,261)
     Other active plan participants             (9,396)       (8,091)
                                               -------       -------
          Total                                (46,594)      (49,991)
   Plan assets at fair value                    13,801        11,768
                                               -------       -------
   Accumulated benefit obligation in
   excess of plan assets                       (32,793)      (38,223)
   Unrecognized transition obligation           23,532        25,003
   Unrecognized prior service cost                (294)          ---
   Unrecognized net loss                        (5,045)        1,166
                                               -------       -------
     Accrued postretirement benefits
       liability                              ($14,600)     ($12,054)
                                               =======       =======
   Assumed rate of return on plan assets          9.00%         9.00%
                                               =======       =======
   Discount rate of projected benefit
     obligation                                   7.50%         7.25%
                                                ======       =======
   Medical cost trend on paid charges:
     Initial trend rate                           9.00%         9.00%
                                                ======       =======
     Ultimate trend rate                          5.00%         5.00%
                                                ======       =======


   The net postretirement benefits cost recognized in the consolidated statements of income for 1996, 1995 and 1994 included the following components:


                                            1996         1995       1994
   Service cost                            $1,804       $1,495     $1,739
   Interest cost on projected benefit
     obligation                             3,375        3,567      3,135
   Actual return on assets                 (1,351)      (2,051)      (253)
   Amortization of transition
      obligation                            1,471        1,471      1,527
   Amortization and deferrals                 371        1,313       (381)
                                          -------      -------    -------
        Net pension cost (benefit)         $5,670       $5,795     $5,767
                                          =======      =======    =======


   Increasing the medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2.0 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $0.3 million.

   c.  Long-Term Equity Incentive Plan

   The Company has a long-term equity incentive plan which permits the grant of non-qualified stock options and equivalent performance units. SFAS No. 123, "Accounting for Stock Based Compensation Plans," establishes standards of financial accounting and reporting for stock-based compensation plans. As allowed under SFAS No. 123, the Company elected to continue to apply APBO No. 25, "Accounting for Stock Issued to Employees", in accounting for stock based compensation plans. Proforma disclosures pursuant to SFAS No. 123 for stock options have not been presented as the impact would not change reported earnings per share.


   NOTE 6.  INCOME TAXES

   The following table reconciles the statutory federal income tax rate to the effective income tax rate on continuing operations:

                                               1996       1995        1994
   Statutory federal income tax rate           35.0%      35.0%       35.0%
   State income taxes, net of federal
     benefit                                     6.8        6.0         5.3
   Investment tax credits restored              (1.6)      (1.7)       (1.9)
   Amortization of excess deferred taxes        (1.4)      (1.5)       (1.6)
   Affordable housing and historical tax
     credits                                    (5.0)      (4.5)       (4.6)
   Other differences, net                        1.6       (0.8)        1.9
                                               -----      -----       -----
      Effective income tax                     35.4%      32.5%       34.1%
                                               =====      =====       =====

   The breakdown of income tax expense as reflected in the consolidated statements of income is as follows:

                                          1996         1995        1994
   Current federal                       $32,817      $25,867     $26,793
   Current state                           9,700        7,240       5,673
   Deferred                                7,078        9,908      10,321
   Investment tax credit restored         (1,912)      (1,916)     (1,926)
   Affordable housing and historical
     tax credits                          (5,869)      (4,991)     (4,818)
                                         -------      -------     -------
                                         $41,814      $36,108     $36,043
                                         =======      =======     =======

   The temporary differences that resulted in accumulated deferred income taxes (assets) and liabilities as of December 31, 1996 and 1995, are as follows:

                                           1996             1995
   Property tax related                  $229,263         $220,428
   Investment tax credit related          (19,886)         (20,915)
   Decommissioning related                 14,541           12,613
   Other                                   21,768           29,024
                                          -------          -------
                                         $245,686         $241,150
                                          =======          =======


   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

   The Company and its subsidiaries maintain committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $120 million as of December 31, 1996. Information regarding short-term debt and lines of credit is as follows:

                                          1996          1995         1994
    As of year end--
       Lines of credit borrowings       $  ----       $  ----      $  ----
       Commercial paper outstanding       $59,500       $56,500      $50,500
       Notes payable outstanding          $43,279       $53,025      $14,001
       Discount rates on commercial
         paper                         5.35-5.65%    5.73-5.77%   5.64-6.12%
       Interest rates on notes
         payable                       5.28-6.31%    5.80-6.42%   6.04-6.07%

    For the year ended--
       Maximum month-end amount of
         short-term debt                 $103,500      $117,000      $81,000
       Average amount of short-term
         debt (based on daily
         outstanding balances)            $60,800       $68,725      $61,835
       Average interest rate on
         short-term debt                    5.72%         5.95%        4.49%


   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

   Interest rate swaps: WP&L enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1996, was $89.0 million. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 5.08 percent and 4.78 percent, respectively. The swap agreements have contract maturities from two days to three years. It is not WP&L's intent to terminate these contracts, however, the total cost to WP&L if it were to terminate all of the agreements existing at December 31, 1996, is $0.1 million.

   In 1995, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60 million of long-term debt securities. The securities were not issued in 1996 and the forward contract was closed which resulted in a gain of $0.8 million to WP&L. The gain was deferred and will be recognized as an adjustment to interest expense over the life of the bonds expected to be issued during 1997 as discussed in Note 10(b).

   Gas Swaps: WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. At December 31, 1996 and 1995, the commodity swap agreements outstanding were immaterial.

   Other: The Company's non-utility energy marketing business periodically uses commodity futures contracts, options and swaps to hedge the impact of natural gas and electric power price fluctuations on its purchase and sale commitments. Gains and losses on these instruments are deferred and recognized in income as adjustments to the costs of energy when the related transaction being hedged is finalized. At December 31, 1996 and 1995, the instruments outstanding were immaterial.

   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of financial instruments at December 31, 1996 and 1995, and the basis upon which they were estimated are as follows:

   Cash, nuclear decommissioning trust funds and short-term debt: The carrying amount of cash and short-term debt approximates fair value due to their short maturities. As of December 31, 1996 and 1995, the investments in the nuclear decommissioning trust, which are carried at fair value, included a net unrealized gain of $9.4 million and $4.7 million, respectively.

   Cumulative Preferred Stock of WP&L: The estimated fair value of the preferred stock is $47.7 million and $49.3 million at December 31, 1996 and 1995, respectively. These amounts are based on the market yield of similar securities and quoted market prices.

   Long-Term Debt: At December 31, 1996 and 1995, the estimated fair value of long-term debt is $435.9 million and $523.6 million, respectively. These amounts are based upon the market yield of similar securities and quoted market prices.

   Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of WP&L's nuclear decommissioning trust funds and long-term debt may not be realized by the Company's shareholders.

   NOTE 10.  CAPITALIZATION

   a.  Common Shareowners' Investment

   During 1996, 1995 and 1994, respectively, the Company issued 0, 0 and 337,980 new shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and 401(k) Savings Plan, generating proceeds of $0, $0 and $9.6 million, respectively.

   In February 1989, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right (right) on each outstanding share of the Company's common stock. Each right would initially entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. The rights expire on February 22, 1999, unless redeemed or exchanged earlier by the Company.

   A retail rate order effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test years January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the Company that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1996, WP&L's common equity ratio was 53.53 percent.

   b.  Long-Term Debt

   Substantially, all of WP&L's utility plant is secured by its first mortgage bonds. In addition, the Company's long term debt includes notes payable and revenue bonds related to its affordable housing properties. Current maturities of long-term debt of the Company are as follows: $67.6 million in 1997, $11.5 million in 1998, $4.4 million in 1999, $4.1 million in 2000 and $2.7 million in 2001.

   On September 14, 1995, WP&L received an order from the PSCW authorizing the sale of up to $60 million of long-term debt securities. WP&L had expected to make an offering of the long-term debt securities before December 31, 1996. WP&L did not make this offering and does not intend to request an extension of this order. WP&L expects to request PSCW permission for the sale of up to $105 million of long-term debt securities to be issued before December 31, 1997. WP&L intends to use the net proceeds from the sale of these securities to provide funds for the retirement of Series Z Bonds and to repurchase on the open market Series V and/or Series W Bonds. The remainder of the net proceeds will be used to repay other short-term debt incurred by WP&L, to finance utility construction expenditures and for general corporate purposes.

   NOTE 11. COMMITMENTS AND CONTINGENCIES

   a.    Coal Contract Commitments

   To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately 14.5 million tons through December 31, 2001. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $36 million in 1997, $37 million in 1998, $28 million in 1999, $9 million in 2000 and $9 million in 2001.

   b.   Purchased Power and Gas

   Under firm purchased power and gas contracts, the Company is obligated as follows (dollars in millions):

                 Purchased Power    Purchased Gas
    1997             $80.2             $71.6
    1998             16.8              40.2
    1999             20.2              30.7
    2000             27.6              26.2
    2001             28.9              21.6
    Thereafter       84.9              46.1

   c.   Manufactured Gas Plant Sites

   WP&L has a current or previous ownership interest in 11 properties associated in the past with the production of manufactured gas. Some of these sites may contain coal tar waste products which may present an environmental hazard. WP&L owns five of these sites, three are currently owned by municipalities and the remaining three are currently owned by private companies.

   Through ongoing investigations and studies, WP&L confirmed that there was no contamination at two of the sites and only a minimal likelihood of contamination at a third site. As WP&L has received close out letters from the State of Wisconsin Department of Natural Resources (DNR) for these three sites, WP&L has no further obligation at these sites. WP&L has also implemented DNR- approved remediation plans at two additional sites in the last several years. An air sparging/biosparging remediation system was implemented at one of the sites, while excavation and disposal of the coal tar residue and contaminated soils was implemented at the other. Groundwater monitoring is ongoing at both sites.

   WP&L currently estimates that the remaining remediation costs associated with the former manufactured gas plant sites is $74 million. The estimate includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. The estimate is also premised in part on a remediation method that involves treatment or removal of contaminated soil. Based on recent approvals from the DNR, WP&L may be able to implement a less-costly containment and control remediation strategy at two of the remaining sites. WP&L plans to implement this remediation at these two sites in 1997. If remediation is successful, management believes there may be a significant reduction in the estimated liability.

   Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites are deferred and collected from gas customers over a five year period after new rates are implemented. Management believes future costs will also be recovered in rates.

   d.   Spent Nuclear Fuel and Decommissioning Costs

   WP&L's share of the decommissioning costs of Kewaunee Nuclear Power Plant (Kewaunee) is estimated to be $180 million (in 1996 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The costs of decommissioning are assumed to escalate at an annual rate of 6.5 percent. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million.

   As required by the PSCW and FERC, WP&L makes annual contributions to qualified and nonqualified external trust funds to provide for decommissioning of Kewaunee. The Company's annual contribution is $10.7 million for the years ended December 31, 1996, 1995 and 1994. This amount is fully recovered in rates. The after-tax income of the external trust funds was $2.7 million, $2.8 million and $2.7 million for 1996, 1995 and 1994, respectively.

   Decommissioning costs, which include the annual contribution to external trust funds and earnings on the assets of these trusts, are recorded as depreciation expense in the consolidated statements of income with the cumulative amount included in the accumulated provision for depreciation on the consolidated balance sheets. As of December 31, 1996, the total decommissioning costs included in the accumulated provision for depreciation were $90.7 million.

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy
   (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 million could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

    The following summarizes the investment at December 31, 1996 and 1995:

                                                           1996         1995
    Original cost of nuclear fuel                      $166,342     $160,997
    Less-Accumulated amortization                       146,974      142,130
                                                        -------      -------
       Nuclear fuel, net                                $19,368     $ 18,867
                                                        =======      =======

   e.   Nuclear Performance

   In September 1996, Kewaunee was taken out of service for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration. During the outage, however, extensive tube degradation was encountered which extended the outage through the first quarter of 1997. The estimated costs attributable to the outage extension are replacement power costs of $500,000 per week and WP&L's share of the repair costs are approximately $2.3 million of which $1.4 million was expensed in 1996. Additional details of the Kewaunee outage can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   f.   Nuclear Insurance

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41-percent owner of Kewaunee, is subject to an overall assessment of approximately $32.5 million per incident, not to exceed $4.1 million payable in any given year.

   Through its membership in Nuclear Mutual Limited and Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $2 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 million in the event an outage exceeds 21 weeks.

   g.   Planned Capital Expenditures

   Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   h.   Loan Commitments

   As of December 31, 1996, the Company's affordable housing subsidiary had extended commitments to provide $24.7 million in nonrecourse, fixed rate, permanent financing to developers which are secured by affordable housing properties. The Company anticipates other lenders will ultimately finance these properties.

   NOTE 12.  DISCONTINUED OPERATIONS

   The Company's financial statements reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7 million. The after tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, the Company recognized an additional $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

   Operating revenues, related losses, and income tax benefits associated with the discontinued operations for the years ending December 31 were are follows:

                                                1995           1994

    Operating revenues                        $24,979       $34,798
                                               ======        ======
    Loss from discontinued operations
     before income tax                         $3,663        $1,806
    Income tax benefit                          1,451           632
                                               ------        ------
    Loss from discontinued operations          $2,212        $1,174
                                               ======        ======


   The assets and liabilities associated with discontinued operations included in the balance sheets at December 31, 1996 and 1995, were as follows:

                                                 1996           1995
    Assets:
       Other property and equipment, net
         and investments                       $    0        $ 1,612
       Accounts receivable, net                   253          4,942
       Prepayments and other                      222            333
       Deferred charges                             0          5,717
    Liabilities:
       Long-term debt, net                          0            147
       Current maturities of long-term
         debt                                       0             65
       Accounts payable and accruals            1,920          1,491
       Other accrued liabilities                    0            684
       Deferred credits                             0            736
                                               ------          -----
           Net (liabilities) assets           ($1,445)        $9,481
                                               ======          =====

   NOTE 13. SEGMENT INFORMATION

   The following table sets forth certain information relating to the Company's consolidated continuing operations:


                                           1996        1995       1994
    Operation information:
      Customer revenues--
         Electric-utility              $589,482    $546,324   $531,747
         Gas-utility                    165,627     139,165    151,931
         Environmental and
          engineering services           84,859      88,574     87,673
         Other                           92,876      33,192     24,366

      Operating income (loss)
         Electric-utility              $136,339    $134,180   $118,782
         Gas-utility                     18,929      16,963     13,075
         Environmental and
          engineering services               92       3,680      6,038
         Other (a)                     (13,856)     (8,825)    (8,715)
    Investment information:
      Identifiable assets,
       including allocated common
       plant at December 31--
         Electric-utility            $1,225,321  $1,226,786 $1,176,670
         Gas-utility                    262,090     250,643    234,815
         Environmental and
          engineering services           33,508      38,116     41,187
         Other                          379,612     356,869    353,229
    Other information:
      Construction and nuclear
       fuel expenditures--
         Electric-utility              $125,894    $122,297   $103,420
         Gas-utility                     17,978      16,905     20,319
         Other                           22,494      14,607      5,949

      Depreciation and
       amortization expense
         Electric-utility               $74,492     $71,379    $64,695
         Gas-utility                      9,756       9,629      8,082
         Other                            6,435       5,311      7,574

   (a)Excludes the effects of affordable housing and historical tax credits of $5.9 million, $5.0 million and $4.8 million in 1996, 1995 and 1994, respectively.

                        WISCONSIN POWER AND LIGHT COMPANY
                                AND SUBSIDIARIES


                                      1996


                             SELECTED FINANCIAL DATA

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                              FINANCIAL STATEMENTS

   SELECTED FINANCIAL DATA

                                      1996     1995    1994     1993   1992
                                                      (in millions)
   Operating revenues                 $759      $690    $688    $644    $601
   Net income available for common     $79       $75     $68     $60     $55
   Total assets (at December 31)    $1,678    $1,641  $1,585  $1,551  $1,414
   Long-term debt, net (at            $259      $319    $337    $336    $336


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

   WPLH, the parent company of Wisconsin Power and Light Company (WP&L), has entered into an Agreement and Plan of Merger, as amended (Merger Agreement), dated November 10, 1995, with IES Industries Inc. (IES) and Interstate Power Company (IPC). The Merger Agreement provides for the combination of WPLH, IES and IPC. Following the merger, WP&L will be a subsidiary of the combined company, Interstate Energy Corporation (IEC). As a result of the merger, IEC, currently anticipates cost savings of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $14 million and $64.4 million, respectively. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated costs savings will actually be realized.

   The merger, which is conditioned upon, among other things, receipt of certain regulatory and governmental approvals, is expected to close by the end of the third quarter of 1997. As part of the approval process, management has proposed rate freezes to be implemented in certain jurisdictions for periods not to exceed four years. See Note 2 of "Notes to Consolidated Financial Statements" for additional information regarding the proposed merger.


   1996 COMPARED WITH 1995

   OVERVIEW

   WP&L reported consolidated net income of $79.2 million as compared with net income of $75.3 million in 1995. The increase in earnings in 1996 primarily reflects continued customer growth in the service territory and increased power marketing activity which contributed to a $9 million increase in electric margin in 1996 as compared with 1995. Gas margins also increased due primarily to higher weather-driven sales. (See "Electric Operations" and "Gas Operations" below). In addition, a $3.4 million after-tax gain on the sale of a combustion turbine was recognized during 1996. These events were partially offset by higher plant maintenance and depreciation expenses in 1996.

   During 1996, WP&L incurred $2.7 million after-tax in expenses associated with its proposed merger with IES and IPC. See Note 2 of "Notes to Consolidated Financial Statements" for additional information.

   Electric Operations
                          Revenues and Costs                      kWhs Sold                         Customers at
                            (In Thousands)       Change        (In Thousands)        Change           Year End           Change
                           1996         1995                  1996         1995                   1996         1995

   Residential
     and Farm             $201,690     $199,850      1%     2,979,826    2,937,825       1%       336,933      329,643       2%
   Industrial              143,734      140,562      2%     3,985,672    3,872,520       3%           815          795       3%
   Commercial              105,319      102,129      3%     1,814,324    1,773,406       2%        45,669       44,730       2%
   Sales to Other
     Utilities             131,836       97,350     35%     5,245,812    3,109,385      69%            90           48      88%
   Other                     6,903        6,433      7%        57,757       54,042       7%         1,730        1,294      34%
                          --------     --------            ----------   ----------               --------     --------
       Total               589,482      546,324      8%    14,083,391   11,747,178      20%       385,237      376,510       2%
                          ========     ========    ====    ==========   ==========     ====      ========     ========     =====
   Electric
     Production Fuels      114,470      116,488     (2%)
   Purchased Power          81,108       44,940     80%
                          --------     --------
      Margin              $393,904     $384,896      2%
                          ========     ========    ====


   Electric margin increased $9.0 million, or 2 percent, during 1996 compared with 1995 primarily due to higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power. Although fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 80 percent. This increase was due to WP&L's higher level of sales to other utilities as well as a $5.0 million increase in purchased power related to purchases of replacement power during the extended 1996 refueling outage at the Kewaunee Nuclear Power Plant ( Kewaunee). Partially offsetting increased purchased power costs were slightly lower delivered coal and nuclear fuel costs per kWh.

   Gas Operations
                           Revenues and Costs                    Therms Sold                       Customers at
                             (In Thousands)        Change       (In Thousands)       Change          Year End           Change
                            1996        1995                   1996        1995                  1996        1995

   Residential              $90,382     $70,382       28%      142,974    126,903        13%     133,580     129,576        3%
   Commercial and
    Industrial               50,270      39,456       27%       98,095     91,316         7%      16,309      15,976        2%
   Interruptible              5,261       3,708       42%       13,480     12,148        11%         303         257       18%
   Transportation
     and other               19,714      25,619      (23%)     185,735    169,121        10%         252         284      (11%)
                           --------    --------               --------   --------               --------    --------
      Total                 165,627     139,165       19%      440,284    399,488        10%     150,444     146,093        3%
                           ========    ========      ====     ========   ========       ====    ========    ========      ====
   Purchased Gas            104,830      84,002       25%
                           --------    --------
      Margin                $60,797     $55,163       10%
                           ========    ========      ====


   Gas margin increased $5.6 million, or 10 percent, during 1996 compared with 1995 primarily as a result of higher sales. Therm sales increased 10 percent due to a combination of colder weather during the first five months of 1996 as compared to 1995 and customer growth of 3 percent. The 19 percent increase in gas revenues reflects not only the higher therm sales but also the pass through of higher natural gas costs to WP&L's customers as described below.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared to the price index are subject to a customer sharing mechanism with WP&L's gains or losses limited to $1.1 million. Due to favorable gas procurement activities in both 1996 and 1995, WP&L realized favorable contributions to gas margin in those years of $1.1 million and $0.8 million, respectively.

   Other Operation Expense

   Other operation expense increased $2.0 million due to expenses associated with the proposed merger (See Note 2 of "Notes to Consolidated Financial Statements" for additional information) which were partially offset by a decrease in operation expense due to cost saving efforts at Kewaunee.

   Maintenance Expense

   Maintenance expense increased $4.4 million due to higher plant maintenance and the extended 1996 refueling outage at Kewaunee (See "Capital Requirements" section below).

   Depreciation

   Depreciation expense increased $3.8 million as a result of property additions and greater amortization of contributions in aid of construction (a reduction of expense) in 1995.

   Interest Expense and Other

   Interest expense was lower in 1996 compared to 1995 by $2.3 million as a result of less short-term debt outstanding and a slight decrease in interest rates. Other income increased $5.0 million due to a $5.7 million gain on the sale of a combustion turbine.

   Income Taxes

   Income taxes increased for 1996 as a result of higher taxable income.
   The effective tax rate was 39.5 percent and 36.7 percent for 1996 and 1995, respectively. The lower rate in 1995 was the result of prior years' tax contingencies resolved favorably in 1995 and increased non-deductible merger expenses in 1996.

   1995  COMPARED WITH 1994

   OVERVIEW

   Net income of WP&L increased to $75.3 million in 1995 compared with $68.2 million in 1994. Net income for 1994 was significantly affected by two non-recurring items. These items were the reversal of a coal contract penalty and costs associated with early retirement and severance programs. The coal contract item relates to a Wisconsin Supreme Court decision which reversed a coal contract penalty assessed against WP&L in 1989. The following break out presents the recurring aspects of 1995 and 1994 operations (dollars in millions).

                                                 1995         1994
   Net income, as reported                        $75.3       $68.2
   Non-recurring items:
      Coal contract penalty reversal                 ---      ($5.3)
      Early retirement and severance costs           ---       $8.2
                                                  -----       -----
   Net income before non-recurring items          $75.3       $71.1
                                                  =====       =====

   The increase in the net income before non-recurring items primarily reflects higher electric and gas margins, resulting from an increase in weather related sales, and aggressive cost management.

   Electric Operations
                          Revenues and Costs                       kWhs Sold                        Customers at
                            (In Thousands)        Change         (In Thousands)         Change        Year End           Change
                          1995          1994                  1995           1994                  1995       1994

   Residential
     and Farm            $199,850      $194,242       3%     2,937,825      2,776,895       6%    329,643     322,924       2%
   Industrial             140,562       140,487       0%     3,872,520      3,764,953       3%        795         776       2%
   Commercial             102,129       101,382       1%     1,773,406      1,688,349       5%     44,730      43,793       2%
   Sales to other
     Utilities             97,350        86,400      13%     3,109,385      2,574,121      21%         48          42      14%
   Other                    6,433         9,236     (30%)       54,042         54,518      (1%)     1,294       1,256       3%
                         --------      --------             ----------     ----------            --------    --------
      Total               546,324       531,747       3%    11,747,178     10,858,836       8%    376,510     368,791       2%
                         ========      ========     ====    ==========     ==========     ====   ========    ========     ====
   Electric
     Production
       Fuels              116,488       123,469      (6%)
   Purchase Power          44,940        37,913      16%
                         --------      --------
      Margin             $384,896      $370,365       4%
                         ========      ========     ====

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

   Gas Operations

                         Revenues and Costs                      Therms Sold                      Customers at
                           (In Thousands)        Change        (In Thousands)        Change         Year End         Change
                          1995        1994                   1995          1994                 1995        1994

   Residential           $70,382      $71,555       (2%)     126,903       119,562       6%    129,576     124,938       4%
   Commercial
     and Industrial       39,456       41,918       (6%)      91,316        87,487       4%     15,976      15,531       3%
   Interruptible           3,708        8,777      (58%)      12,148        24,809     (51%)       257         272      (6%)
   Transportation
     and other            25,619       29,681      (14%)     169,121       142,252      19%        284         240      18%
                        --------     --------               --------      --------            --------    --------
      Total              139,165      151,931       (8%)     399,488       374,110       7%    146,093     140,981       4%
                        ========     ========      ====     ========      ========     ====   ========    ========    ====
   Purchased Gas          84,002      100,942      (17%)
                        --------     --------
      Margin             $55,163      $50,989        8%
                        ========     ========      ====


   Gas margin increased 8 percent during 1995 compared with 1994 primarily as a result of higher sales volumes and favorable gas procurement strategies. Therm sales increased 7 percent principally due to residential customer growth reflecting the favorable economic conditions in WP&L's service territory and colder than normal weather in the fourth quarter of 1995,
   offsetting a mild January and February.   The 8 percent decrease in gas
   revenues was the result of a pass through to customers of the lower cost
   of purchased gas.   Under the rate structure discussed previously
   reductions in revenues resulting solely from such pass through would not be expected to have a material impact on earnings. The gas incentive program authorized by the PSCW also resulted in additional pre-tax earnings of $0.8 million in 1995.

   Operating Expenses

   The decline in operations expense principally reflects the impact of a $13.7 million charge for early retirement and severance costs in 1994. While WP&L was able to achieve savings in 1995 from its continued reengineering of operations, these savings were offset somewhat by higher conservation expenses. The increase in depreciation expense in 1995 is primarily the result of property additions at WP&L.

   Interest Expense and Other

   Interest expense increased due to the higher levels of short-term debt and higher short-term interest rates. During the second quarter of 1995, WP&L repurchased $18 million of its Series V bonds from private investors. WP&L applied revenue requirement neutral accounting treatment to these acquired bonds consistent with regulatory requirements.

   Other income and deductions in 1994 includes after-tax income of $5.3 million related to a Wisconsin Supreme Court decision which reversed a coal contract penalty assessed against WP&L in 1989. In addition, income associated with the allowance for funds used during construction ("AFUDC") decreased in 1995 due to significantly lower construction work in progress amounts and a lower FERC AFUDC rate.

   Income Taxes

   Despite higher operating income in 1995, the income tax expense was unchanged due to prior years' tax contingencies resolved in 1995.

   LIQUIDITY AND CAPITAL RESOURCES

   WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. During 1996, 1995 and 1994, WP&L generated sufficient cash flows from operations, the sale of other property and equipment and short-term borrowing to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $188 million for 1996, compared with $196 million and $183 million in 1995 and 1994, respectively. The decrease in cash flows used for investing activities in 1996 was primarily attributable to $36.3 million received from the sale of a combustion turbine.

   Rates and Regulatory Matters

   Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW, in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a 0.5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from the previous 11.6 percent . None of these events are expected to have a material impact on earnings. See Note 1J of the "Notes to Consolidated Financial Statements" for additional information.

   WP&L submitted its biennial rate case filing with the PSCW on April 1, 1996, for the test year beginning January 1, 1997. In the filing, WP&L requested rate increases of $13.4 million or 3.0 percent for Wisconsin retail electric customers and $2.4 million or 1.6 percent for Wisconsin natural gas customers. This request was based on an 11.9 percent return on common equity. Technical hearings were completed in November 1996. WP&L filed additional testimony subsequent to the conclusion of the November 1996 hearings regarding recovery of replacement power and operations and maintenance expenses for the extended outage at Kewaunee. Because of this additional filing, a final rate order is not expected
   until April 1997.   Refer to "Subsequent Events" for further information
   relating to the new rate order.

   Industry Outlook

   WP&L is subject to regulation by the PSCW and the FERC. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is to move all gas supply activities out of the existing regulated distribution utilities and allow independent units to compete for the business. The goal of the electric restructuring process is to create open access transmission and distribution services for all customers with competitive generation and customer service markets. Additional proceedings as well as consultation with the legislature are planned prior to a target implementation date after the year 2000. WP&L cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. WP&L believes, however, that it is well positioned to compete in a deregulated environment. WP&L's rates to all customer classes are competitive within the State of Wisconsin and are below the average in the Midwest region.

   On April 24, 1996, the FERC issued two orders (No. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. WP&L presently has on file with the FERC a pro forma open access transmission tariff, filed in compliance with FERC Order No. 888. On November 13, 1996, the FERC accepted the non-rate terms and conditions of WP&L's tariff for filing without modification. On September 20, 1996, the FERC extended the deadline for compliance with Order No. 889 to January 3, 1997, which was met by WP&L through participation in a regional Open Access Same-Time Information System.

   On September 26, 1996, the PSCW issued an order which establishes the minimum Standards for a Wisconsin Independent System Operator (Standards). The Standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the Standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states.

   On November 18, 1996, WP&L submitted applications and subsequently became a member of both the MAPP RTG and the Power and Energy Market. WP&L declined membership in the MAPP Regional Reliability Council and will continue its membership in the Mid-American Interconnected Network, Inc.
   (MAIN) through 1997.

   As described in Note 1H of the "Notes to Consolidated Financial Statements," WP&L complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71), " Accounting for the Effects of
   Certain Types of Regulation."   In the event WP&L determines that it no
   longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. WP&L periodically reduces its outstanding short-term borrowings through the issuance of long-term debt and through WPLH's additional investment in its common equity. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled
   revenues to finance a portion of its long-term cash needs.   WP&L also
   anticipates that short-term debt funds will continue to be available at reasonable costs due to strong ratings by independent utility analysts and
   rating services.   Commercial paper has been rated A-1+ by Standard &
   Poor's Corp. and P-1 by Moody's Investors Service.   WP&L's bank lines of
   credit of $70 million at December 31, 1996 are available to support these borrowings.

   WP&L has only limited involvement with derivative financial instruments
   and does not use them for trading purposes.   They are used to manage
   well-defined interest rate and commodity price risks. WP&L enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales
   of its accounts receivable.   The total notional amount of interest rate
   swaps was $89 million and $123 million, respectively, for the years ended
   December 31, 1996 and 1995.   WP&L uses swaps, futures and options to
   hedge the price risks associated with the purchase and sale of stored gas.

   WP&L's capitalization at December 31, 1996, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 54 percent common equity, 6 percent preferred stock and
   40 percent debt.   The common equity to total capitalization ratio at
   December 31, 1996 increased to 54 percent from 53 percent at December 31,
   1995.

   The retail rate order effective January 1, 1995 requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to WPLH if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1996, WP&L's common equity ratio was 53.5 percent. Refer to "Subsequent Events" for further information relating to the new rate order.

   In accordance with the terms of the Merger Agreement (see Note 2 of the "Notes to Consolidated Financial Statements"), WPLH may not declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to cumulative preferred stock, and regular quarterly dividends on common stock provided they do not exceed 105 percent of the common stock dividends from the prior year.

   Capital Requirements

   WP&L operates a capital-intensive business and requires large investments in long-lived assets. WP&L's most significant capital requirements relate to construction expenditures. Estimated capital requirements for the next five years are as follows:

                                               Capital Requirements
                                                  (in millions)
                                      1997     1998    1999    2000    2001
   Construction expenditures
     Electric                         $88.7   $89.2    $89.9   $90.6   $91.3
     Gas, water and common             45.0    43.8     44.3    44.7    45.2
     Nuclear fuel                      11.4     6.8      9.4    11.4     6.1
     AFUDC                              2.1     2.1      2.1     2.1     2.1
                                      -----   -----    -----   -----   -----
         Total construction
           expenditures               147.2   141.9    145.7   148.8   144.7
   Changes in working capital and
     other                             22.6    16.8     (5.4)   13.9    13.6
                                      -----   -----    -----   -----   -----
         Total construction and
           operating capital          169.8   158.7    140.3   162.7   158.3
    Long-term debt maturities          55.0     8.9      0.0     1.9     0.0
    Manufactured gas plant
     remediation                        5.0     1.0      0.5     0.5     0.5
                                      -----   -----    -----   -----   -----
         Total capital requirements  $229.8  $168.6   $140.8  $165.1  $158.8
                                      =====   =====    =====   =====   =====


   Included in the construction expenditure estimates, in addition to recurring additions and improvements to the distribution and transmission systems, are expenditures related to upgrading computer systems in order to improve productivity and customer service. Electric expenditures include the annual contribution to external trust funds to fund the decommissioning of Kewaunee. These amounts are recorded in depreciation expense and recovered in rates. WP&L expects to contribute $19.7 million annually to this fund. Refer to "Subsequent Events" for further information relating to the new rate order.

   WP&L has a 41 percent ownership interest in Kewaunee. During a scheduled refueling and maintenance outage of the plant in September 1996, steam generator tube degradation was discovered which required that the tubes be repaired before the plant could resume operation. A laser weld repair process was implemented to address the problem. During testing of the success of this process in early February 1997, it was discovered that further repair work or tube plugging would be required for a portion of the welded tubes. Further investigation is ongoing which may delay the return of the plant to service beyond the first quarter of 1997.

   WP&L's costs associated with these tube repairs are estimated at $2.3 million of which $1.4 million was expensed in 1996. Additional costs associated with the purchase of replacement power, estimated at approximately $500,000 per week, were not recoverable from customers under the retail rate order in effect at the time of the outage. However, if the outage were to extend beyond the implementation of a PSCW rate order expected to be issued in April 1997, replacement power costs incurred subsequent to that order are expected to be recovered through a surcharge mechanism. Refer to "Subsequent Events" for further information relating to the new rate order.

   Repairs using laser technology may be only temporary because corrosion will continue at a rate which cannot be accurately forecasted. Because of these uncertainties, the PSCW, on January 3, 1997, approved accelerated cost recovery of the remaining depreciation costs and unfunded decommissioning liability based on an expected end of plant life of 2002 rather than the currently licensed end of life of 2013. The accelerated depreciation and decommissioning expense will be incorporated with the retail rate order expected to be issued in April of 1997. Based on a 1992 site specific study, WP&L's share of the costs to decommission Kewaunee was estimated at $142 million. Assuming an annual inflation rate of 6.5 percent, WP&L's liability in current year dollars is approximately $180 million. As of December 31, 1996, $90.7 million, net of tax, was available in external trust funds to meet this liability. Refer to Note 11 "Notes to Consolidated Financial Statements" for additional
   information.   Refer to "Subsequent Events" for further information
   relating to the new rate order.

   Currently, the owners of Kewaunee have different views of the future market value of energy which impact on the desirability of replacing the steam generators. During the first quarter of 1996, Wisconsin Public Service Corporation filed an application with the PSCW seeking approval to replace the steam generators in 1999. The total cost of the generator replacement would be approximately $89 million. A PSCW decision on this application is expected in October 1997. In addition, the joint owners continue to analyze and discuss other options related to the future of Kewaunee, including various ownership transfer alternatives. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of power purchases, increased generation at existing WP&L generating units and new generating unit additions, if necessary.

   The net book value of WP&L's share of Kewaunee as of December 31, 1996 was $51.4 million, excluding the value of nuclear fuel.

   Certain matters discussed concerning Kewaunee are forward-looking statements and can generally be identified as such because the content of the statement include the phrase WP&L , "expects" or other words of similar import. Similarly, statements that describe the WP&L's future plans, objectives and goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. In addition to the matters discussed above, factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the useful life of the repairs effected and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee.

   The staff of the Securities and Exchange Commission also has questioned certain of the current accounting practices of the electric utility industry, including WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for closure and removal costs, including decommissioning of nuclear power plants.

   Capital Resources

   One of WP&L's objectives is to finance utility construction expenditures through WP&L's internally generated funds supplemented, when required, by
   outside financing.   With this objective in place, WP&L financed 70
   percent of its construction expenditures during 1996 from internal
   sources.   However, during the next five years, WP&L expects this
   percentage to increase primarily due relatively stable levels of construction expenditures and higher depreciation rates beginning in 1997.
    External financing sources such as the issuance of long-term debt and short-term borrowings will be used by WP&L to finance the remaining construction expenditure requirements for this period. Expectations are that approximately $105 million of long-term debt will be issued in 1997.

   NEW ACCOUNTING PRONOUNCEMENT

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, is not expected to materially impact WP&L's financial position or results of operations.

   Effective January 1, 1997, WP&L adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. WP&L has recorded environmental remediation liabilities of $74.1 million at December 31, 1996. Adoption of SOP 96-1 is not expected to have a material impact on WP&L's financial position or results of operations.

   INFLATION

   The impacts of inflation on WP&L are currently mitigated through ratemaking methodologies, customer growth and productivity improvements.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement includes increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. At the end of 1996, the contract covered 1,617 of WP&L's employees which represents approximately 69 percent of the total employees at WP&L.

   Environmental

   WP&L cannot precisely forecast the effect of future environmental regulations by federal, state and local authorities on its generation, transmission and other facilities, or its operations, but has taken steps to anticipate the future while meeting the requirements of current
   environmental regulations.   The Clean Air Act Amendments of 1977 and
   subsequent amendments to the Clean Air Act, as well as the new laws affecting the handling and disposal of solid and hazardous wastes, could affect the siting, construction and operating costs of both present and future generating units.

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

   Air quality regulations promulgated by the DNR in accordance with federal standards impose statewide restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require
   permits from the DNR for the operation of emission sources.   WP&L
   currently has the necessary permits to operate its generating facilities. While periodic exceedances in air emissions may occur, management promptly acts on them and works with the DNR to resolve any permit compliance issues. With the passage of the new Federal Clean Air Act Amendments, the state is required to include these provisions in its permit requirements. WP&L has submitted Title V permit applications in compliance with
   schedules set forth by the regulators.   WP&L has also completed
   application for Phase II permits under the Clean Air Act in compliance
   with the time lines identified.   The state Title V operating permits,
   when issued, will consolidate all existing air permit conditions and
   regulatory requirements into one permit for each facility.   Permits have
   been or are expected to be issued in 1997.   Until such time, the
   facilities will continue to operate under their existing permit conditions.

   WP&L's compliance strategy for Wisconsin's sulfur dioxide law (discussed above) and the Federal Clean Air Act Amendments required plant upgrades at
   its generating facilities.   The majority of these projects were completed
   in 1993.   WP&L has installed continuous emission monitoring systems at all of its coal fired boilers in compliance with federal requirements. Monitoring for sulfur dioxide was also required by Title IV of the Federal Clean Air Act at WP&L's South Fond du Lac , Wisconsin combustion-turbine
   site.   These requirements were also met.   Additional monitoring systems
   for nitrogen oxides were required in 1996 at the combustion turbine site. WP&L has installed these monitors, and completed certification tests for the equipment. No significant additional investments are anticipated at this time to meet the requirements of the Federal Clean Air Act Amendments.

   For a discussion of WP&L's liability regarding environmental remediation at certain manufactured gas plant sites formerly operated by WP&L, see
   Note 11 of "Notes to Consolidated Financial Statements."

   Subsequent Event

   WP&L submitted its biennial rate case filing (UR-110) with the PSCW on April 1, 1996, for the test year beginning January 1, 1997. In the filing, WP&L requested rate increases of $13.4 million or 3.0 percent for Wisconsin retail electric customers and $2.4 million or 1.6 percent for Wisconsin natural gas customers. This request was based on an 11.9 percent return on common equity. On March 4, 1997, the PSCW finalized certain decisions relating to this rate case. For a description of this filing, refer to "Rates and Regulatory Matters" above. The following decisions were reached: authorization of a surcharge to collect replacement power costs while Kewaunee is out of service; authorization of an increase in the return on equity to 11.7 percent from its current level of 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared to the current level of 51.93 percent; reinstatement of the electric fuel adjustment clause; and continuation of a modified gas performance based ratemaking incentive mechanism. Preliminary estimates for UR-110 indicate an $11.2 million or 2.5 percent reduction for Wisconsin retail electric customers and a $1.3 million or
   2.3 percent reduction for Wisconsin natural gas customers. Although the PSCW has publicly announced the foregoing decisions, a final order in WP&L's rate case is not expected to be issued by the PSCW until April 1997.

   As previously discussed in the MD&A under "Capital Requirements," Kewaunee is in the process of using laser technology for tube repairs and further investigation is ongoing which may delay the return of the plant to service beyond the first quarter of 1997. Because of these uncertainties, the PSCW, on January 3, 1997, approved accelerated cost recovery of the remaining depreciation costs and unfunded decommissioning liability based on an expected end of plant life of 2002 rather than the currently licensed end of life of 2013. The accelerated depreciation and decommissioning expense will be incorporated with the retail rate order UR-110. Based on the March 4, 1997 decisions by the PSCW, WP&L expects to recover in rates an additional $3.0 million annually related to the accelerated depreciation of Kewaunee and to increase the annual contribution to the external decommissioning trust funds to $16 million from its current level of $10.7 million. The forecasted level of the contribution included in the capital requirements section was $19.7 million. After-tax earnings on the tax-qualified and non-qualified decommissioning funds are assumed to be 5.6 percent and 7.0 percent, respectively.

   Based on a 1992 site specific study, WP&L's share of the costs to decommission Kewaunee was estimated at $142 million. WP&L's share of the decommissioning costs of Kewaunee was previously established to be $180 million (in 1996 dollars) using an annual inflation rate of 6.5 percent. The inflation assumptions applied in UR-110 were as follows: labor, 4.12 percent; burial costs, 10.42 percent; energy 3.66 percent; and other, 8.00 percent for a weighted average inflation rate of 5.44 percent. Based on this revised inflation rate, WP&L's liability in current year dollars is approximately $176 million. As of December 31, 1996, $90.7 million, net of tax, was available in external trust funds to meet this liability. See
   Note 11 of the "Notes to Consolidated Financial Statements" for additional information. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 was $1,016 million. Based on the revised funding plan this amount was decreased to $611 million to be expended between the years 2003 and 2039.

   Kewaunee has been out of service since September 21, 1996, when it was shut down for a refueling and maintenance outage. Start-up has been delayed by problems associated with repairing the tubes in Kewaunee's two steam generators. In early February, testing of the laser welding repair of the tubes revealed unexpected problems with the quality of the welds. After further inspection and laboratory testing, WPSC is now planning to undertake additional repairs which could allow Kewaunee to return to service in the June 1997 time frame.

   The additional repairs involve removing metal sleeves that were installed previously to repair the corroded tubes. New, slightly longer sleeves will be installed to cover the areas of concern in the original steam generator tubes. WPSC's management believes that the NRC will approve this repair process because it only requires minor changes to the presently approved sleeving process. The cost of the additional repairs is expected to be between $4.5 million and $10.0 million, depending on the number of previously repaired sleeves that can remain in service. WP&L's shares of the costs is in the range of $1.8 to $4.1 million based on its 41.0% ownership in the plant.

   Selected Consolidated Quarterly Financial Data (Unaudited)

   The summarized quarterly financial data below were not audited by independent public accountants, but reflect all adjustments necessary, in the opinion of WP&L, for a fair presentation of the data. The quarterly amounts can be affected by seasonal weather conditions. Refer to MD&A for a discussion of the impacts of weather.

                        Operating     Operating       Net
                         Revenues      Income       Income
   Quarter Ended                  (in thousands)

   1996:
   March 31               $221,234      $59,958     $31,950
   June 30                 166,117       34,436      19,538
   September 30            165,536       32,625      15,152
   December 31             206,388       29,323      12,535

   1995:
   March 31               $187,342      $45,132     $20,899
   June 30                 149,557       22,972       8,846
   September 30            165,481       42,678      21,124
   December 31             187,292       42,041      24,473

   REPORT ON THE FINANCIAL INFORMATION

   Wisconsin Power and Light Company's management is responsible for all the information appearing in this annual report and for the accuracy and internal consistency of that information. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

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



   Erroll B. Davis Jr.
   President and Chief Executive Officer
   WPL Holdings, Inc.


   Edward M. Gleason
   Vice President, Treasurer and Corporate Secretary
   Principal Financial Officer
   WPL Holdings, Inc.


   January 30, 1997

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Sharehowners of Wisconsin Power and Light Company:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flow and common shareowners' investment for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of WP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1996 and 1995, and the results of operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 30, 1997

                        WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended December 31,
                                         1996      1995      1994
                                              (in thousands)

   Operating revenues:
    Electric                          $589,482   $546,324   $531,747
    Gas                                165,627    139,165    151,931
    Water                                4,166      4,183      4,133
                                       -------    -------    -------
                                       759,275    689,672    687,811
                                       -------    -------    -------
   Operating expenses:
    Electric production fuels          114,470    116,488    123,469
    Purchased power                     81,108     44,940     37,913
    Purchased gas                      104,830     84,002    100,942
    Other operation                    141,885    139,877    150,995
    Maintenance                         46,492     42,043     41,227
    Depreciation                        84,942     81,164     73,194
    Taxes other than income             29,206     28,335     27,100
                                       -------    -------    -------
                                       602,933    536,849    554,840
                                       -------    -------    -------
   Operating income                    156,342    152,823    132,971
                                       -------    -------    -------
   Interest expense and other:
    Interest expense                    31,472     33,821     31,148
    Allowance for funds used
     during construction                (3,208)    (2,088)    (4,038)
    Other                               (8,215)    (3,168)   (10,361)
                                       -------    -------    -------
                                        20,049     28,565     16,749
                                       -------    -------    -------
   Income from operations
    before income taxes                136,293    124,258    116,222
   Income taxes                         53,808     45,606     44,727
   Preferred dividend requirement        3,310      3,310      3,310
                                       -------    -------    -------
   Net income                          $79,175    $75,342    $68,185
                                       =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                  1996       1995
   ASSETS                                          (in thousands)
   Utility plant:
    Plant in service
     Electric                                  $1,729,311 $1,665,611
     Gas                                          227,809    217,678
     Water                                         23,905     22,518
     Common                                       152,093    136,943
                                               ---------- ----------
                                                2,133,118  2,042,750
    Less--accumulated provision
     for depreciation                             967,436    887,562
                                               ---------- ----------
                                                1,165,682  1,155,188
    Construction work in progress                  55,519     36,996
    Nuclear fuel, net                              19,368     18,867
                                               ---------- ----------
                                                1,240,569  1,211,051
                                               ---------- ----------

   Other property and equipment, net                1,397     22,275
                                               ---------- ----------
   Investments:
    Nuclear decommissioning trust funds            90,671     73,357
    Other investments                              15,354     13,011
                                               ---------- ----------
                                                  106,025     86,368
                                               ---------- ----------
   Current assets:
    Cash and equivalents                            4,167      4,671
    Net accounts receivable and unbilled revenue   34,220     33,971
    Coal, at average cost                          15,841     14,625
    Materials and supplies, at average cost        19,915     20,611
    Gas in storage, at average cost                 9,992      6,319
    Prepayments and other                          22,053     21,190
                                               ---------- ----------
                                                  106,188    101,387
                                               ---------- ----------
   Deferred charges:
    Regulatory assets                             160,877    170,269
    Other                                          62,758     49,815
                                               ---------- ----------
                                                  223,635    220,084
                                               ---------- ----------
   TOTAL ASSETS                                $1,677,814 $1,641,165
                                               ========== ==========

   CAPITALIZATION AND LIABILITIES
   Capitalization (See Consolidated
    Statements of Capitalization):
    Common shareowners' investment               $576,158   $563,070
    Preferred stock not mandatorily redeemable     59,963     59,963
    Long-term debt, net                           258,660    318,599
                                               ---------- ----------
                                                  894,781    941,632
                                               ---------- ----------
   Current liabilities:
    Current maturities of long-term debt           55,000        ---
    Variable rate demand bonds                     56,975     56,975
    Short-term debt                                69,500     72,500
    Accounts payable and accruals                  92,719     82,428
    Accrued payroll and vacation                   11,687     11,011
    Accrued taxes                                   3,616      7,795
    Accrued interest                                7,504      7,574
    Other                                          34,424     22,356
                                               ---------- ----------
                                                  331,425    260,639
                                               ---------- ----------
   Other credits:
    Accumulated deferred income taxes             244,817    239,812
    Accumulated deferred investment
     tax credits                                   36,931     38,842
    Accrued environmental remediation costs        74,075     76,852
    Deferred credits and other                     95,785     83,388
                                               ---------- ----------
                                                  451,608    438,894
                                               ---------- ----------
   Commitments and contingencies (Note 11)
   TOTAL CAPITALIZATION AND LIABILITIES        $1,677,814 $1,641,165
                                               ========== ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Year Ended December 31,
                                               1996      1995      1994
                                                   (in thousands)

   Cash flows generated from (used for)
    operating activities:
    Net income                               $82,485   $78,652   $71,495
    Adjustments to reconcile net income
     to net cash generated from
     operating activities:
      Depreciation                            84,942    81,164    73,194
      Deferred income taxes                   14,540    10,716    12,299
      Investment tax credit restored          (1,911)   (1,916)   (1,926)
      Amortization of nuclear fuel             6,057     7,787     6,707
      Allowance for equity funds
        used during construction              (2,270)   (1,425)   (3,009)
      Gain on sale of other property
        and equipment                         (5,676)      ---       ---
     Changes in assets and liabilities:
      Net accounts receivable and
        unbilled revenue                        (250)  (12,281)   11,000
      Inventories                             (4,193)    3,079     1,841
      Prepayments and other                     (863)    1,121      (634)
      Accounts payable and accruals           10,896    13,203    (4,406)
      Accrued taxes                           (4,179)      496     6,495
      Other, net                               8,551    15,674    10,028
                                            --------  --------  --------
        Net cash from (used for)
          operating activities               188,129   196,270   183,084
                                            --------  --------  --------
   Cash flows generated from (used for)
    financing activities:
      Common stock cash dividends, less
        dividends reinvested                 (66,087)  (56,778)  (55,911)
      Preferred stock dividends               (3,310)   (3,310)   (3,310)
      Retirement of first mortgage bonds      (5,000)  (18,000)      ---
      Net change in short-term debt           (3,000)   22,000    (8,500)
      Other, net                                 ---       ---     9,649
                                            --------  --------  --------
        Net cash from (used for) financing
          activities                         (77,397)  (56,088)  (58,072)
                                            --------  --------  --------
   Cash flows generated from (used for)
    investing activities:
      Proceeds from sale of other
        property and equipment                36,264       ---       ---
      Additions to utility plant,
        excluding AFUDC                     (120,732)  (99,746) (119,272)
      Additions to nuclear fuel               (6,558)   (7,258)   (8,103)
      Allowance for borrowed funds used
        during construction                     (938)     (663)   (1,029)
      Dedicated decommissioning trust
        funds                                (17,314)  (21,566)   (1,988)
      Other, net                              (1,958)   (8,512)    1,684
                                            --------  --------  --------
        Net cash from (used for)
          investing activities              (111,236) (137,745) (128,708)
                                            --------  --------  --------
   Net increase (decrease) in cash
    and equivalents                             (504)    2,437    (3,696)
   Cash and equivalents at beginning
    of year                                    4,671     2,234     5,930
                                            --------  --------  --------
   Cash and equivalents at end of year        $4,167    $4,671    $2,234
                                            ========  ========  ========
   Supplemental disclosures of cash
    flow information:
    Cash paid during the year:
     Interest on debt                        $28,786   $30,841   $30,156
     Income taxes                            $48,622   $37,968   $29,642



   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                         December 31,
                                                        1996      1995
                                                    (in thousands except
                                                       for share data)

   Common shareowners' investment:
    Common stock $5 par value, authorized 18,000,000
     shares, issued and outstanding--13,236,601
     shares                                            $66,183   $66,183
      Premium on capital stock                         197,423  $197,423
      Capital surplus                                    1,747     1,747
      Reinvested earnings                              310,805   297,717
                                                       -------   -------
                                                       576,158   563,070
                                                       -------   -------
   Preferred stock:
    Cumulative, without par value, authorized
     3,750,000 shares, maximum aggregate stated
     value $150,000,000:
      Preferred stock without mandatory redemption,
        $100 stated value--
       4.50% series, 99,970 shares outstanding           9,997     9,997
       4.80% series, 74,912 shares outstanding           7,491     7,491
       4.96% series, 64,979 shares outstanding           6,498     6,498
       4.40% series, 29,957 shares outstanding           2,996     2,996
       4.76% series, 29,947 shares outstanding           2,995     2,995
       6.20% series, 150,000 shares outstanding         15,000    15,000
    Cumulative, without par value, $25 stated value--
       6.50% series, 599,460 shares outstanding         14,986    14,986
                                                      --------  --------
                                                        59,963    59,963
                                                      --------  --------
   Long-term debt:
    First mortgage bonds:
       Series L, 6.25%, due 1998                         8,899     8,899
       1984 Series A, variable rate, due 2014
        (4.60% at 12/31/96)                              8,500     8,500
       1988 Series A, variable rate, due 2015
        (4.25% at 12/31/96)                             14,600    14,600
       1990 Series V, 9.3%, due 2025                    27,000    32,000
       1991 Series A, variable rate, due 2015
        (5.00% at 12/31/96)                             16,000    16,000
       1991 Series B, variable rate, due 2005
        (5.00% at 12/31/96)                             16,000    16,000
       1991 Series C, variable rate, due 2000
        (5.00% at 12/31/96)                              1,000     1,000
       1991 Series D, variable rate, due 2000
        (5.00% at 12/31/96)                                875       875
       1992 Series W, 8.6%, due 2027                    90,000    90,000
       1992 Series X, 7.75%, due 2004                   62,000    62,000
       1992 Series Y, 7.6%, due 2005                    72,000    72,000
       1992 Series Z, 6.125%, due 1997                  55,000    55,000
                                                      --------  --------
                                                       371,874   376,874
                                                      --------  --------
    Less--
     Current maturities                                (55,000)      ---
     Variable rate demand bonds                        (56,975)  (56,975)
     Unamortized discount and premium, net              (1,239)   (1,300)
                                                      --------  --------
                                                       258,660   318,599
                                                      --------  --------
   TOTAL CAPITALIZATION                               $894,781  $941,632
                                                      ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF COMMON
                             SHAREOWNERS' INVESTMENT


                                                  Year Ended December 31,
                                                1996
                                                          1995      1994
                                                      (in thousands)

   Common stock:
    Balance at beginning and end of year     $66,183   $66,183   $66,183

   Premium on capital stock:
    Balance at beginning of year             197,423   197,423   187,774
     Equity contribution from parent             ---       ---     9,649
                                             -------   -------   -------
    Balance at end of year                   197,423   197,423   197,423

   Capital surplus:
    Balance at beginning and end of year       1,747     1,747     1,747

   Reinvested earnings:
    Balance at beginning of year             297,717   279,153   267,000
     Income before preferred dividends        82,485    78,652    71,494
     Cash dividends on preferred stock        (3,310)   (3,310)   (3,310)
     Cash dividends to parent on
      common stock                           (66,087)  (56,778)  (55,911)
     Other                                       ---       ---      (120)
                                            --------  --------  --------
    Balance at end of year                   310,805   297,717   279,153
                                            --------  --------  --------
   TOTAL COMMON SHAREOWNERS' INVESTMENT     $576,158  $563,070  $544,506
                                            ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (dollars in thousands except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

   a.   General

   Wisconsin Power and Light Company (WP&L) is a subsidiary of WPL Holdings, Inc. (WPLH). WP&L is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

   b.   Regulation

   WP&L's financial records are maintained in accordance with the uniform system of accounts prescribed by its regulators. The Public Service Commission of Wisconsin (PSCW) and the Illinois Commerce Commission (ICC) have jurisdiction over retail electric and gas revenues. The Federal Energy Regulatory Commission (FERC) has jurisdiction over wholesale electric revenues.

   c.   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   d.   Cash and Equivalents

   WP&L considers all highly liquid debt instruments purchased and investments with a maturity of three months or less to be cash equivalents.

   e.   Utility Plant and Other Property and Equipment

   Utility plant and other property and equipment are recorded at original cost. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction (AFUDC). The AFUDC capitalization rate for 1996, 1995 and 1994 was 10.23 %, 6.68% and 10.15%, respectively. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   f.   Depreciation

   WP&L uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line PSCW approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                          1996             1995            1994
         Electric         3.3%             3.3%            3.2%
         Gas              3.7%             3.7%            3.7%
         Water            2.6%             2.5%            2.5%
         Common           8.1%             7.9%            7.9%

   Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant is discussed in Note 11 "Commitments and
   Contingencies".   WP&L will implement higher depreciation rates effective
   January 1, 1997.

   Estimated useful lives related to other property and equipment are from 4 to 12 years for equipment and 31.5 to 40 years for buildings.

   g.   Nuclear Fuel

   Nuclear fuel is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatthours generated.

   h.   Regulatory Assets and Liabilities

   Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities such as WP&L record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations become no longer subject to the provisions of SFAS No. 71, a write-off of regulatory assets and liabilities would be required, unless some form of transition cost recovery is established by the appropriate regulatory body.

   As of December 31, 1996 and 1995, regulatory created assets include the following:


                                                     1996          1995
    Environmental remediation costs (Note 11)        $81,431       $81,431
    Tax related (Note 6)                              57,198        62,796
    Jurisdictional plant differences                   7,603         7,517
    Decontamination and decommissioning
      costs of Federal enrichment facilities           6,061         6,555
    Other                                              8,584        11,970
                                                     -------       -------
         Total                                      $160,877      $170,269
                                                     =======       =======


   As of December 31, 1996 and 1995, WP&L had recorded regulatory related liabilities of $33,901 and $37,898, respectively. These liabilities are primarily tax related.

   i.   Revenue

   WP&L accrues revenues for services provided but not yet billed at month-end.

   j.   Rate Matters

   Effective January 1, 1995, for the two-year period ended December 31, 1996, the PSCW in rate order UR-109, authorized a 2.8 percent annual decrease in electric rates, a 0.5 percent annual increase in gas rates and a decline in the allowed return on common equity to 11.5 percent from 11.6 percent. Further, the PSCW approved certain incentive programs described below:

   1. The electric fuel adjustment mechanism, which allowed costs to fluctuate within a 3 percent band width, was eliminated. The elimination of the adjustment mechanism did not have a material impact on earnings.

   2. The automatic purchased gas adjustment clause was eliminated and replaced by a performance based rate (PBR) mechanism. Fluctuations in the commodity cost of gas above or below a prescribed commodity price index increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. WP&L's share is capped at $1.1 million pre-tax. For 1996 and 1995, WP&L earned $1.1 million and $0.8 million, respectively, under this PBR mechanism.

   3. In order to promote air quality and delivery system reliability, there are SO2 emissions and service reliability performance and incentive clauses. Positive incentives available under these clauses include $1.5 million pre-tax for the SO2 emissions and $0.5 million pre-tax for the service reliability. WP&L's earnings are also negatively exposed for equal amounts. For 1996 and 1995, WP&L collected $2.0 million pre-tax in revenues and also deferred $2.6 and $2.1 million pre-tax in revenues, respectively.

   WP&L made its required biennial rate case filing with the PSCW on April 1, 1996. Technical hearings took place during 1996. A final order is expected in April of 1997.

   k.   Income Taxes

   WP&L follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax liabilities and assets, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements using currently enacted tax rates as shown in Note 6.

   l.   Reclassifications

   Certain reclassifications have been made to the prior years financial statements to conform with the current year presentation.

   NOTE 2.  PROPOSED MERGER OF THE COMPANY

   On November 10, 1995, WPLH, IES Industries Inc. (IES), and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a wholly-owned subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (IEC). The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors and shareholders. It is still subject to approval by several federal and state regulatory agencies. The companies expect to receive the regulatory approvals by the end of the third quarter of 1997.

   The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1996. The financial data should be read in conjunction with the historical consolidated financial statements and related notes of WPLH, IES and IPC and in conjunction with the unaudited pro forma combined financial statements and related notes of IEC included in the Form 10-K Annual Report of WPLH. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.


                                WPLH         IES         IPC      PRO FORMA
    (in thousands except         (as         (as         (as       COMBINED
     per share data)          reported)   reported)   reported)  (Unaudited)

    Operating Revenues         $932,844    $973,912    $326,084   $2,232,840
    Income from Continuing
     Operations                 $73,205     $60,907     $25,860     $159,972
    Earnings per share from
     Continuing Operations        $2.38       $2.04       $2.69        $2.12
    Assets at December 31,
     1996                    $1,900,531  $2,125,562    $639,200   $4,665,293
    Long-term obligations,
     net at December 31,
     1996                      $430,190    $744,298    $188,731   $1,363,219

   Under the terms of the Merger Agreement, the outstanding shares of WPLH common stock will remain unchanged and outstanding as shares of IEC. Each outstanding share of IES common stock will be converted to 1.14 shares of IEC common stock. Each share of IPC common stock will be converted to
   1.11 shares of IEC common stock. It is anticipated that IEC will retain WPLH's common share dividend payment level as of the effective time of the merger. On January 22, 1997, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IES Utilities) and IES Diversified Inc. (IES Diversified). IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa.
   IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   IEC will be the parent company of WP&L, IES Utilities and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years beyond the effective date of the merger. In addition, the non-utility operations of WPLH and IES Diversified will be combined shortly after the effective date of the merger under one entity to manage the diversified operations of IEC. The corporate headquarters of IEC will be in Madison, Wisconsin.

   The Securities and Exchange Commission (SEC) historically has interpreted the 1935 Act to preclude registered holding companies, with limited exceptions, from owning both electric and gas utility systems. Although the SEC has recommended that registered holding companies be allowed to hold both gas and electric utility operations if the affected states agree, it remains possible that the SEC may require as a condition to its approval of the Proposed Merger that WPLH, IES and IPC divest their gas utility properties, and possibly certain non-utility ventures of WPLH and IES, within a reasonable time after the effective date of the Proposed Merger.

   NOTE 3.  JOINTLY OWNED UTILITY PLANTS

   WP&L participates with other Wisconsin utilities in the construction and operation of several jointly owned utility generating plants. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis of ownership with each owner reflecting its respective costs in its consolidated statements of income. The chart below represents WP&L's proportionate share of such plants as reflected in the consolidated balance sheets at December 31, 1996 and 1995.


                                                                        1996                               1995
                                                                     Accumulated
                                                 Plant                Provision                         Accumulated
                         Ownership  Inservice      MW     Plant in       for                 Plant in  Provision for
                        Interest %     Date     Capacity   Service  Depreciation   CWIP       Service  Depreciation    CWIP

    Coal:
     Columbia Energy                  1975 &
        Center             46.2        1978     1,023      $161,811      $86,375  $1,581     $160,348        $79,521     $881
     Edgewater Unit 4      68.2        1969       330        50,796       28,056     702       50,762         26,759      216
     Edgewater Unit 5      75.0        1985       380       228,805       73,697      51      229,429         68,515        0
    Nuclear:
     Kewaunee Nuclear
         Power Plant       41.0        1974       535       131,207       80,577     810      132,211         76,096      836
                                                            -------      -------  ------      -------        -------   ------
    Total                                                  $572,619     $268,705  $3,144     $572,750       $250,891   $1,933
                                                            =======      =======  ======      =======        =======   ======

   NOTE 4.  NET ACCOUNTS RECEIVABLE

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $150 million of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract, and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.90 percent annual rate during 1996. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

   As of December 31, 1996 and 1995, the balance of sold accounts receivable that had not been collected totaled $86.5 million and $79.5 million, respectively. During 1996, the monthly proceeds from the sale of accounts receivable averaged $86.6 million, compared with $77.5 million in 1995.

   WP&L does not have any significant concentrations of credit risk in the December 31, 1996 and 1995 net accounts receivable balances.

   In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and
   liability recognition when transfers occur.   This statement, effective
   January 1, 1997, specifies conditions when control has been surrendered which determines if sale treatment of the receivables would be allowed.
   At the present time, this new standard is not expected to materially impact WP&L's financial position or results of operations.

   NOTE 5.  EMPLOYEE BENEFIT PLANS

   a.  Pension Plans

   WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension cost at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act (ERISA) and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in WP&L's consolidated balance sheets at December 31, 1996 and 1995:

                                                  1996           1995
   Accumulated benefit obligation
     Vested benefits                            ($161,031)     ($157,111)
     Non-vested benefits                           (3,298)        (2,755)
                                                 ---------      ---------
       Total                                     (164,329)      (159,866)

   Projected benefit obligation                  (189,653)      (184,937)
   Plan assets at fair value                      218,920        202,343
                                                 ---------      ---------
     Plan assets in excess of projected
     benefit obligation                            29,267         17,406
   Unrecognized net transition asset              (14,480)       (16,928)
   Unrecognized prior service cost                  3,712          4,022
   Unrecognized net loss                           15,011         24,685
                                                 ---------      ---------
     Prepaid pension costs                        $33,510        $29,185
                                                 =========      =========

   Assumed rate of return on plan assets             9.00%          9.00%
                                                 =========      =========
   Discount rate of projected benefit
   obligation                                        7.50%          7.25%
                                                  ========      =========
   Range of assumed rate increases for
   future compensation levels                   3.50-4.50%     3.50-4.50%
                                                ==========     ==========


   The net pension cost (benefit) recognized in the consolidated statements of income for 1996, 1995 and 1994 included the following components:

                                         1996         1995         1994

   Service cost                          $5,072       $3,879       $5,123
   Interest cost on projected
   benefit obligation                    13,625       12,911       12,051
   Actual return on assets              (24,962)     (31,548)       1,016
   Amortization and deferrals             5,452       15,103      (17,795)
                                       --------     --------    ---------

         Net pension cost (benefit)       ($813)        $345         $395
                                       ========     ========    =========



   b.  Other Postretirement Benefits

   WP&L accrues for the expected cost of postretirement health-care and life insurance benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L elected delayed recognition of the transition obligation in accordance with current accounting principles and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices.

   The following table sets forth the funded status of the plans and amounts recognized in WP&L's consolidated balance sheets at December 31, 1996 and 1995:

                                                       1996           1995
   Accumulated benefit obligation
     Retirees                                     ($32,244)      ($35,639)
     Fully eligible active plan participants       ($4,954)       ($6,261)
     Other active plan participants                 (9,396)        (8,091)
                                                  --------       --------
        Total                                      (46,594)       (49,991)

   Plan assets at fair value                        13,801         11,768
                                                  --------       --------
   Accumulated benefit obligation in
    excess of plan assets                          (32,793)       (38,223)
   Unrecognized transition obligation               23,532         25,003
   Unrecognized prior service cost                    (294)           ---
   Unrecognized net loss                            (5,045)         1,166
                                                  --------       --------
     Accrued postretirement benefits
      liability                                   ($14,600)      ($12,054)
                                                  ========       ========

   Assumed rate of return on plan assets              9.00%          9.00%
                                                  ========       ========
   Discount rate of projected benefit
    obligation                                        7.50%          7.25%
                                                  ========       ========
   Medical cost trend on paid charges:
     Initial trend rate                               9.00%          9.00%
                                                  ========       ========
     Ultimate trend rate                              5.00%          5.00%
                                                  ========       ========


   The net postretirement benefits cost recognized in the consolidated statements of income for 1996, 1995 and 1994 included the following components:

                                         1996         1995        1994

   Service cost                          $1,804       $1,495      $1,739
   Interest cost on projected
    benefit obligation                    3,375        3,567       3,135
   Actual return on assets               (1,351)      (2,051)       (253)
   Amortization of transition
    obligation                            1,471        1,471       1,527
   Amortization and deferrals               371        1,313        (381)
                                         ------       ------      ------
         Net pension cost (benefit)      $5,670       $5,795      $5,767
                                         ======       ======      ======


   Increasing the medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2.0 million and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $0.3 million.

   c.  Long-Term Equity Incentive Plan

   WPLH has a long-term equity incentive plan which permits the grant of non-qualified stock options and equivalent performance units. SFAS No. 123, "Accounting for Stock Based Compensation Plans," establishes standards of financial accounting and reporting for stock-based compensation plans. As allowed under SFAS No. 123, WP&L elected to continue to apply APBO No. 25, "Accounting for Stock Issued to Employees", in accounting for stock based compensation plans. Proforma disclosures pursuant to SFAS No. 123 for stock options have not been presented as the impact would not change reported earnings per share.

   NOTE 6.  INCOME TAXES

   The following table reconciles the statutory federal income tax rate to the effective income tax rate on continuing operations:

                                            1996       1995        1994
   Statutory federal income tax rate         35.0%      35.0%     35.0%
   State income taxes, net of federal
    benefit                                   6.1        5.8        5.6
   Investment tax credits restored           (1.4)      (1.5)      (1.7)
   Amortization of excess deferred taxes     (1.3)      (1.4)      (1.5)
   Affordable housing and historical tax
    credits                                   0.0       (1.5)       1.3
   Other differences, net                     1.1        0.3       (0.2)
                                            -----      -----      -----
      Effective income tax                   39.5%      36.7%      38.5%
                                            =====      =====      =====


   The breakdown of income tax expense as reflected in the consolidated statements of income is as follows:

                                       1996         1995         1994
   Current federal                    $37,945     $29,847      $27,406
   Current state                        9,558       6,959        6,448
   Deferred                             8,217      10,716       12,799
   Investment tax credit restored      (1,912)     (1,916)      (1,926)
                                       ------      ------       ------
                                      $53,808     $45,606      $44,727
                                       ======      ======       ======


   The temporary differences that resulted in accumulated deferred income taxes (assets) and liabilities as of December 31, 1996 and 1995, are as follows:

                                       1996         1995
   Property tax related               $223,386     $214,793
   Investment tax credit related       (19,886)     (20,915)
   Decommissioning related              14,541       12,613
   Other                                26,776       33,321
                                       -------      -------
                                      $244,817     $239,812
                                       =======     ========


   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

   WP&L and its subsidiaries maintain committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $70 million as of December 31, 1996. Information regarding short-term debt and lines of credit is as follows:

                                          1996         1995        1994
    As of year end--
       Lines of credit borrowings         $   ----    $   ----    $   ----
       Commercial paper outstanding        $59,500     $56,500     $50,500
       Notes payable outstanding           $10,000     $16,000    $   ----
       Discount rates on commercial
         paper                          5.35-5.65%  5.73-5.77%  5.64-6.12%
       Interest rates on notes
         payable                             5.95% 5.80%-5.83%        ----

    For the year ended--
       Maximum month-end amount of
         short-term debt                   $69,500     $80,000     $50,500
       Average amount of short-term
         debt (based on daily
         outstanding balances)             $33,901     $48,760     $25,374
       Average interest rate on
         short-term debt                     5.86%       5.90%       4.39%

   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS

   WP&L has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

   Interest rate swaps: WP&L enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1996, was $89.0 million. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 5.08 percent and 4.78 percent, respectively. The swap agreements have contract maturities from two days to three years. It is not WP&L's intent to terminate these contracts, however, the total cost to WP&L if it were to terminate all of the agreements existing at December 31, 1996, is $0.1 million.

    In 1995, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60 million of long-term debt securities. The securities were not issued in 1996 and the forward contract was closed which resulted in a gain of $0.8 million to WP&L. The gain was deferred and will be recognized as an adjustment to interest expense over the life of the bonds expected to be issued during 1997 as discussed in Note 10b.

   Gas Swaps: WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. At December 31, 1996 and 1995, the commodity swap agreements outstanding were immaterial.


   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of financial instruments at December 31, 1996 and 1995, and the basis upon which they were estimated are as follows:

   Cash, nuclear decommissioning trust funds and short-term debt: The carrying amount of cash and short-term debt approximates fair value due to their short maturities. As of December 31, 1996 and 1995, the investments in the nuclear decommissioning trust, which are carried at fair value, included a net unrealized gain of $9.4 million and $4.7 million, respectively.

   Cumulative Preferred Stock of WP&L: The estimated fair value of the preferred stock is $47.7 million and $49.3 million at December 31, 1996 and 1995, respectively. These amounts are based on the market yield of similar securities and quoted market prices.

   Long-Term Debt: At December 31, 1996 and 1995, the estimated fair value of long-term debt is $331.9 million and $408.4 million, respectively. These amounts are based upon the market yield of similar securities and quoted market prices.

   Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of WP&L's nuclear decommissioning trust funds and long-term debt may not be realized by it's shareholders.

   NOTE 10.  CAPITALIZATION

   a.  Common Shareowners' Investment

   A retail rate order effective January 1, 1995, requires WP&L to maintain a utility common equity level of 51.93 percent of total utility capitalization during the test years January 1, 1995 to December 31, 1996. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to WPLH that are in excess of the level forecasted in the rate order ($58.1 million), if such dividends would reduce WP&L's average common equity ratio below 51.93 percent. At December 31, 1996, WP&L's common equity ratio was 53.53 percent.

   b.  Long-Term Debt

   Substantially, all of WP&L's utility plant is secured by its first mortgage bonds. Current maturities of long-term debt of WP&L are as follows: $55.0 million in 1997, $8.9 million in 1998, $0.0 million in 1999, $1.9 million in 2000 and $0.0 million in 2001.

   On September 14, 1995, WP&L received an order from the PSCW authorizing the sale of up to $60 million of long-term debt securities. WP&L had expected to make an offering of the long-term debt securities before December 31, 1996. WP&L did not make this offering and does not intend to request an extension of this order. WP&L expects to request PSCW permission for the sale of up to $105 million of long-term debt securities to be issued before December 31, 1997. WP&L intends to use the net proceeds from the sale of these securities to provide funds for the retirement of Series Z Bonds and to repurchase on the open market Series V and/or Series W Bonds. The remainder of the net proceeds will be used to repay other short-term debt incurred by WP&L, to finance utility construction expenditures and for general corporate purposes.

   NOTE 11. COMMITMENTS AND CONTINGENCIES

   a.    Coal Contract Commitments

   To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately 14.5 million tons through December 31, 2001. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $36 million in 1997, $37 million in 1998, $28 million in 1999, $9 million in 2000 and $9 million in 2001.

   b.   Purchased Power and Gas

   Under firm purchased power and gas contracts, WP&L is obligated as follows (dollars in millions):

                 Purchased Power       Purchased Gas
    1997               $64.2            $46.8
    1998               16.8             40.2
    1999               20.2             30.7
    2000               27.6             26.2
    2001               28.9             21.6
    Thereafter         84.9             46.1

   c.   Manufactured Gas Plant Sites

   WP&L has a current or previous ownership interest in 11 properties associated in the past with the production of manufactured gas. Some of these sites may contain coal tar waste products which may present an environmental hazard. WP&L owns five of these sites, three are currently owned by municipalities and the remaining three are currently owned by private companies.

   Through ongoing investigations and studies, WP&L confirmed that there was no contamination at two of the sites and only a minimal likelihood of contamination at a third site. As WP&L has received close out letters from the State of Wisconsin Department of Natural Resources (DNR) for these three sites, WP&L has no further obligation at these sites. WP&L has also implemented DNR- approved remediation plans at two additional sites in the last several years. An air sparging/biosparging remediation system was implemented at one of the sites, while excavation and disposal of the coal tar residue and contaminated soils was implemented at the other. Groundwater monitoring is ongoing at both sites.

   WP&L currently estimates that the remaining remediation costs associated with the former manufactured gas plant sites is $74 million. The estimate includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. The estimate is also premised in part on a remediation method that involves treatment or removal of contaminated soil. Based on recent approvals from the DNR, WP&L may be able to implement a less-costly containment and control remediation strategy at two of the remaining sites. WP&L plans to implement this remediation at these two sites in 1997. If remediation is successful, management believes there may be a significant reduction in the estimated liability.

   Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites are deferred and collected from gas customers over a five year period after new rates are implemented. Management believes future costs will also be recovered in rates.

   d.   Spent Nuclear Fuel and Decommissioning Costs

   WP&L's share of the decommissioning costs of Kewaunee Nuclear Power Plant (Kewaunee) is estimated to be $180 million (in 1996 dollars, assuming the plant is operating through 2013) based on a 1992 site-specific study, using the immediate dismantlement method of decommissioning. The costs of decommissioning are assumed to escalate at an annual rate of 6.5 percent. The undiscounted amount of decommissioning costs estimated to be expended between the years 2014 and 2050 is $1,016 million.

   As required by the PSCW and FERC, WP&L makes annual contributions to qualified and nonqualified external trust funds to provide for decommissioning of Kewaunee. WP&L's annual contribution is $10.7 million for the years ended December 31, 1996, 1995 and 1994. This amount is fully recovered in rates. The after-tax income of the external trust funds was $2.7 million, $2.8 million and $2.7 million for 1996, 1995 and 1994, respectively.

   Decommissioning costs, which include the annual contribution to external trust funds and earnings on the assets of these trusts, are recorded as depreciation expense in the consolidated statements of income with the cumulative amount included in the accumulated provision for depreciation on the consolidated balance sheets. As of December 31, 1996, the total decommissioning costs included in the accumulated provision for depreciation were $90.7 million.

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy
   (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 million could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

    The following summarizes the investment at December 31, 1996 and 1995:

                                               1996           1995
    Original cost of nuclear fuel              $166,342      $160,997
    Less-Accumulated amortization               146,974       142,130
                                                -------       -------
       Nuclear fuel, net                       $ 19,368      $ 18,867
                                                =======       =======


   e.    Nuclear Performance

   In September 1996, Kewaunee was taken out of service for a scheduled refueling and maintenance outage which was originally projected to be of five weeks duration. During the outage, however, extensive tube degradation was encountered which extended the outage through the first quarter of 1997. The estimated costs attributable to the outage extension are replacement power costs of $500,000 per week and WP&L's share of the repair costs are approximately $2.3 million of which $1.4 million was expensed in 1996. Additional details of the Kewaunee outage can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   f.   Nuclear Insurance

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41-percent owner of Kewaunee, is subject to an overall assessment of approximately $32.5 million per incident, not to exceed $4.1 million payable in any given year.

   Through its membership in Nuclear Mutual Limited and Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $2 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 million in the event an outage exceeds 21 weeks.

   g.   Planned Capital Expenditures

   Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   NOTE 12. SEGMENT INFORMATION

   The following table sets forth certain information relating to WP&L's consolidated continuing operations:

                                         1996           1995         1994
    Operation information:
      Customer revenues--
         Electric                        $589,482      $546,324     $531,747
         Gas                              165,627       139,165      151,931
         Water                              4,166         4,183        4,133

      Operating income (loss)
         Electric                        $136,339      $134,180     $118,782
         Gas                               18,929        16,963       13,075
         Water                              1,074         1,680        1,114

    Investment information:
      Identifiable assets, including
        allocated common plant at
        December 31--
         Electric                      $1,225,321    $1,226,786   $1,176,670
         Gas                              262,090       250,643      234,815
         Water                             21,389        20,111       18,791
         Assets not allocated             169,014       143,625      154,848

    Other information:
      Construction and nuclear fuel
        expenditures--
         Electric                        $125,894      $122,297     $103,420
         Gas                               17,978        16,905       20,319
         Water                              1,669         2,124        2,149

      Depreciation and amortization
        expense
         Electric                         $74,492       $71,379      $64,695
         Gas                                9,756         9,629        8,082
         Water                                694           156          417


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 relating to directors and nominees for election of directors at the 1997 Annual Meetings of Shareowners is incorporated herein by reference to the information under the caption "Election of Directors" in each registrant's Proxy Statements for the 1997 Annual Meeting of Shareowners (the 1997 Proxy Statements). The 1997 Proxy Statements will be filed with the Securities and Exchange Commission within 120 days after the end of each registrant's fiscal year. The information required by Item 10 relating to executive officers is included in Part I hereof.

   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference to the information under the captions "Compensation of Executive Officers" and "Meetings and Committees of the Board-Compensation of Directors" (but not including WPLH's Proxy Statement Report of the Compensation and Personnel Committee on Executive Compensation) in each of the registrant's 1997 Proxy Statements. The 1997 Proxy Statements will be filed with the Securities and Exchange Commission within 120 days after the end of each registrant's fiscal year.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

   The information required by Item 12 is incorporated herein by reference to the information under the caption "Ownership of Voting Securities" in each of the registrant's 1997 Proxy Statements. The 1997 Proxy Statements will be filed with the Securities and Exchange Commission within 120 days after the end of each registrant's fiscal year.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference to the information under the caption "Compensation of Executive Officers" (but not including the Report of the Compensation and Personnel Committee on Executive Compensation) in each of the registrant's 1997 Proxy Statements. The 1997 Proxy Statements will be filed with the Securities and Exchange Commission within 120 days after the end of each registrant's fiscal year.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

   (a) (1)  Consolidated Financial Statements

        Refer to Index to Financial Statements at Item 8 "Financial Statements and Supplementary Data."

   (a) (2)  Financial Statement Schedules

        WPL Holdings, Inc.
            Report of Independent Public Accountants on Schedules
            Schedule I.   Parent Company Financial Statements
            Schedule II.  Valuation and Qualifying Accounts and Reserves

        Wisconsin Power and Light Company
            Report of Independent Public Accountants on Schedules
            Schedule II.  Valuation and Qualifying Accounts and Reserves

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

     2A* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 in WPLH's Current Report on Form 8-K, dated November 10, 1995)

     2B* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 in WPLH's Current Report on Form 8-K, dated May 22, 1996)

     2C* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 in WPLH's Current Report on Form 8-K, dated August 15, 1996)

     2D* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among WPL Holdings, Inc. and IES Industries Inc. (incorporated by reference to Annex B in WPLH's Registration Statement on Form S-4 (No. 333-07931))

      2E* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among WPL Holdings, Inc. and Interstate Power Company. (incorporated by reference to Annex C in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     2F* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among IES Industries Inc. and WPL Holdings, Inc. (incorporated by reference to Annex D in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     2G* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among IES Industries, Inc. and Interstate Power Company. (incorporated by reference to Annex E in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     2H* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among Interstate Power Company and WPL Holdings, Inc.
            (incorporated by reference to Annex F in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     2I* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, as amended, by and among Interstate Power Company and IES Industries Inc. (incorporated by reference to Annex G in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     3A* Restated Articles of Incorporation of WPL Holdings, Inc. (incorporated by reference to Exhibit 4.1 in WPLH's Form S-3 Registration Statement No. 33-59972)

     3B* Form of Amendment of the Restated Articles of Incorporation of WPL Holdings, Inc., providing for an increase in the number of authorized shares of common stock from 100,000,000 to 200,000,000 (incorporated by reference to Exhibit 4.2 in WPLH's Registration Statement on Form S-4 (No. 333-07931))

     3C* By-Laws of WPL Holdings, Inc., as amended (incorporated by reference to Exhibit 3B in WPLH's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

     3D* Restated Articles of Incorporation of Wisconsin Power and Light Company, as amended (incorporated by reference to Exhibit 3.1 of WP&L's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     3E* By-Laws of Wisconsin Power and Light Company as Amended (incorporated by reference to Exhibit 3B to WP&L Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

     4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between Wisconsin Power and Light Company and First Wisconsin Trust Company and George B. Luhman, as Trustees, filed as
            Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1, 1953,
            October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968,
            June 1, 1969, October 1, 1970, July 1, 1971, April 1, 1974,
            December 1, 1975, May 1, 1976, May 15, 1978, August 1, 1980,
            January 15, 1981, August 1, 1984, January 15, 1986, June 1,
            1986, August 1, 1988, December 1, 1990, September 1, 1991,
            October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and
            July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended Exhibit 4.27 in File No.33-45726,
            Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

     4B* Rights Agreement, dated February 22, 1989, between WPL Holdings, Inc. and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 in WPLH's Current Report on Form 8-K dated February 27, 1989)

     10A*# Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A in WPLH's Form 10-K for the year ended December 31, 1992)

     10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B in WPLH's Form 10-K for the year ended December 31, 1992)

     10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C in WPLH's Form 10-K for the year ended December 31, 1990)

    10C.1*# Officer's Deferred Compensation Plan II, as adopted September
            1992 (incorporated by reference to Exhibit 10C.1 in WPLH's Form 10-K for the year ended December 31, 1992)

    10C.2*# Officer's Deferred Compensation Plan III, as adopted January
            1993 (incorporated by reference to Exhibit 10C.2 in WPLH's Form 10-K for the year ended December 31, 1993)

     10F*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F in WPLH's Form 10-K for the year ended December 31, 1992)

     10H*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H in WPLH's Form 10-K for the year ended December 31, 1992)

     10I*# Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10I in WPLH's Form 10-K for the year ended December 31, 1995)

     10J*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 in WPLH's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10K*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 in WPLH's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10L*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch, and A.J. Amato (incorporated by reference to Exhibit
            4.3 in WPLH's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10M*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner, and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 in WPLH's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10N*# Restricted Stock Agreement -- Lance W. Ahearn (incorporated by reference to Exhibit 10J in WPLH's Form 10-K for the year ended December 31, 1992)

     10O*#  Restricted Stock Agreement -- Erroll B. Davis, Jr.
            (incorporated by reference to Exhibit 10O in WPLH's Form 10-K for the year ended December 31, 1994.)

     21A    Subsidiaries of WPL Holdings, Inc.

     21B    Subsidiaries of Wisconsin Power and Light Company

     23     Consent of Independent Public Accountants

     27A    Financial Data Schedule of WPL Holdings, Inc.

     27B    Financial Data Schedule of Wisconsin Power and Light Company


   Pursuant to Item 601(b)(4)(iii) of Regulation S-K, both registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10 percent of the total assets of either company.

   # - A management contract or compensatory plan or arrangement.

   (b)     Reports on Form 8-K

           None

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION


   WPL Holdings, Inc. (WPLH), IES Industries Inc. (IES), Interstate Power Company (IPC), and certain related parties have entered into an Agreement and Plan of Merger, dated as of November 10, 1995, as amended (the Merger Agreement), providing for (a) the merger of IES with and into WPLH and (b) the merger of IPC with a subsidiary of WPLH pursuant to which IPC will become a subsidiary of WPLH (the above referenced mergers are collectively referred herein to as the Mergers). In connection with the consummation of the Mergers, WPLH will change its name to Interstate Energy Corporation. Detailed information with respect to the Merger Agreement and the proposed Mergers is contained in the Joint Proxy Statement/Prospectus, dated July 11, 1996, as supplemented by the Supplement to Joint Proxy Statement/Prospectus, dated August 21, 1996, contained in WPLH's Registration Statements on Form S-4, Registration Nos. 333-07931 and 333-10401 relating to the meetings of shareowners of WPLH, IES and IPC to vote on the Merger Agreement and related matters.

   The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of WPLH, IES and IPC, including their respective subsidiaries, after giving effect to the Mergers. The historical data for WPLH have been adjusted to reflect the restatement of such data to account for certain discontinued operations discussed in the notes hereto. The unaudited pro forma combined balance sheet at December 31, 1996 gives effect to the Mergers as if they had occurred at December 31, 1996. The unaudited pro forma combined statements of income for each of the three years in the period ended December 31, 1996 give effect to the Mergers as if they had occurred at January 1, 1994. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the pro forma financial information does not give effect to the expected synergies or the cost to be incurred to achieve such synergies. The pro forma financial information, however, does reflect the transaction costs to effect the Mergers.

   The following pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of WPLH, IES and IPC. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Mergers been consummated on the date, or at the beginning of the periods, for which the Mergers are being given effect nor is it necessarily indicative of future operating results or financial position.


                                                    INTERSTATE ENERGY CORPORATION

                                             UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                                                              12/31/96
                                                           (In thousands)

                                         WPLH            IES            IPC         Pro Forma      Pro Forma
                                     (As Reported)  (As Reported)  (As Reported)   Adjustments     Combined

   ASSETS
   UTILITY PLANT
      Electric                      $1,729,311     $2,007,839       $853,007           $---      $4,590,157
      Gas                              227,809        175,472         68,047            ---         471,328
      Other                            175,998        126,850           ----            ---         302,848
                                     ---------      ---------       --------         ------       ---------
          Total                      2,133,118      2,310,161        921,054            ---       5,364,333
      Accumulated provision
      for depreciation                 967,436      1,030,390        426,471            ---       2,424,297
      Construction work in progress     55,519         43,719          3,129            ---         102,367
      Nuclear fuel--net                 19,368         34,725            ---            ---          54,093
                                     ---------      ---------       --------         ------       ---------
          Net utility plant          1,240,569      1,358,215        497,712            ---       3,096,496

   OTHER PROPERTY, PLANT AND
     EQUIPMENT --- NET AND
     INVESTMENTS (NOTE 8)              144,671        314,071            453            ---         459,195

   CURRENT ASSETS
       Cash and cash equivalents        11,070          8,675          3,072            ---          22,817
       Accounts receivable --- net      88,798         62,861         28,227             ---        179,886
       Fossil fuel inventories, at
       average cost                     15,841         13,323         16,623            ---          45,787
       Materials and supplies, at
       average cost                     29,907         22,842          6,214            ---          58,963
       Prepayments and other            26,786         70,350         13,497            ---         110,633
                                     ---------      ---------       --------         ------       ---------
           Total current assets        172,402        178,051         67,633            ---         418,086
   EXTERNAL DECOMMISSIONING FUND        90,671         59,325            ---            ---         149,996
   DEFERRED CHARGES AND OTHER          252,218        215,900         73,402            ---         541,520
                                     ---------      ---------       --------         ------       ---------
           TOTAL ASSETS             $1,900,531     $2,125,562       $639,200           $---      $4,665,293
                                     =========      =========        =======         =======      =========


   See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                                                    INTERSTATE ENERGY CORPORATION

                                       UNAUDITED PRO FORMA COMBINED BALANCE SHEET (Continued)
                                                              12/31/96
                                                           (In thousands)
                                          WPLH           IES            IPC         Pro Forma      Pro Forma
                                     (As Reported)  (As Reported)  (As Reported)   Adjustments      Combined

   LIABILITIES AND EQUITY
   CAPITALIZATION
     Common Stock Equity:
        Common Stock (Note 1)                $308       $407,635        $33,848      ($441,033)          $758
        Other stockholders'
        equity (Note 1                    607,047        219,246        172,210        430,033      1,428,536
                                       ----------      ---------      ---------      ---------     ----------
              Total common stock equity   607,355        626,881        206,058        (11,000)     1,429,294
      Preferred stock not mandatorily
       redeemable                          59,963         18,320         10,819           ----         89,102
      Preferred stock mandatory
       sinking fund                          ----           ----         24,147           ----         24,147
      Long-term debt ---net               362,564        701,100        171,731           ----      1,235,395
                                       ----------      ---------      ---------      ---------     ----------
              Total capitalization      1,029,882      1,346,301        412,755        (11,000)     2,777,938

   CURRENT LIABILITIES
      Current maturities, sinking funds,
     and capital lease obligations         67,626         23,598         17,000           ----        108,224
      Commercial paper, notes payable
     and other                            102,779        135,000         28,700           ----        266,479
      Variable rate demand bonds           56,975           ----           ----           ----         56,975
      Accounts payable and accruals       120,986         99,861         14,013           ----        234,860
      Taxes accrued                         4,669         43,926         16,953           ----         65,548
      Other accrued liabilities            54,303         54,498         11,785         11,000        131,586
                                       ----------      ---------      ---------      ---------     ----------
               Total current liabilities  407,338        356,883         88,451         11,000        863,672

   OTHER LIABILITIES
      Deferred income taxes               245,686        262,675         99,303           ----        607,664
      Deferred investment tax credits      36,931         34,470         17,013           ----         88,414
      Accrued environmental remediation
     costs                                 74,075         47,502          7,234           ----        128,811
      Capital lease obligations              ----         19,600           ----           ----         19,600
      Other liabilities and deferred
     credits                              106,619         58,131         14,444           ----        179,194
                                       ----------      ---------      ---------      ---------     ----------
               Total other liabilities    463,311        422,378        137,994           ----      1,023,683
                                       ----------      ---------      ---------      ---------     ----------
         TOTAL CAPITALIZATION AND
          LIABILITIES                  $1,900,531     $2,125,562       $639,200       $   ----     $4,665,293
                                       ==========      =========      =========      =========     ==========


   See accompanying Notes to Unaudited Pro Forma Combined Financial Statements


                                                    INTERSTATE ENERGY CORPORATION

                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                    YEAR ENDED DECEMBER 31, 1996
                                              (In thousands, except per share amounts)
                                          WPLH           IES            IPC         Pro Forma      Pro Forma
                                     (As Reported)  (As Reported)  (As Reported)   Adjustments      Combined

   Operating Revenues
      Electric                           $589,482       $574,273       $276,620          $----     $1,440,375
      Gas                                 165,627        273,979         49,464           ----        489,070
      Other                               177,735        125,660            ---           ----        303,395
                                       ----------      ---------      ---------      ---------     ----------
        Total operating revenues          932,844        973,912        326,084           ----      2,232,840

   Operating Expenses
      Electric production fuels           114,470         84,579         57,560           ----        256,609
      Purchased power                      81,108         88,350         61,556           ----        231,014
      Cost of gas sold                    104,830        217,351         31,617           ----        353,798
      Other operation                     319,154        214,759         53,134           ----        587,047
      Maintenance                          46,492         49,001         16,164           ----        111,657
      Depreciation and amortization        90,683        107,393         31,087           ----        229,163
      Taxes other than income
          taxes                            34,603         48,171         16,064           ----         98,838
                                       ----------      ---------      ---------      ---------     ----------
           Total operating expenses       791,340        809,604         267,182          ----      1,868,126
                                       ----------      ---------      ---------      ---------     ----------
   Operating Income                       141,504        164,308         58,902           ----        364,714

   Other Income (Expense)
      Allowance for equity funds
          used during construction          2,270           (100)            13           ----          2,183
      Other income and
          deductions ---net                15,644         (2,333)         3,763           ----         17,074
                                       ----------      ---------      ---------      ---------     ----------
      Total other income (expense)         17,914         (2,433)         3,776           ----         19,257
   Interest Charges                        41,089         52,619         16,222           ----        109,930
                                       ----------      ---------      ---------      ---------     ----------
   Income from continuing
      operations before income taxes
      and preferred dividends             118,329        109,256         46,456           ----        274,041
   Income Taxes                            41,814         47,435         18,133           ----        107,382
   Preferred dividends of
      subsidiaries (Note 2)                 3,310            914          2,463           ----          6,687
                                       ----------      ---------      ---------      ---------     ----------
   Income from continuing
      Operations (Notes 3 and 6)          $73,205        $60,907        $25,860          $----       $159,972
                                       ==========      =========      =========      =========     ==========
   Average Common Shares
      Outstanding (Note 1)                 30,790         29,861          9,594          5,236         75,481
   Earnings per share of Common
      Stock from continuing
      operations                            $2.38          $2.04          $2.69          $----          $2.12
                                            =====          =====          =====          =====           ====

   See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                                                    INTERSTATE ENERGY CORPORATION

                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                    YEAR ENDED DECEMBER 31, 1995

                                              (In thousands, except per share amounts)

                                          WPLH           IES            IPC         Pro Forma      Pro Forma
                                     (As Reported)  (As Reported)  (As Reported)   Adjustments      Combined

   Operating Revenues
      Electric                           $546,324       $560,471       $274,873         $ ----     $1,381,668
      Gas                                 139,165        190,339         43,669           ----        373,173
      Other                               121,766        100,200           ----           ----        221,966
                                       ----------      ---------      ---------      ---------     ----------
        Total operating revenues          807,255        851,010        318,542           ----      1,976,807
   Operating Expenses
      Electric production fuels           116,488         96,256         62,164           ----        274,908
      Purchased power                      44,940         66,874         57,566           ----        169,380
      Cost of gas sold                     84,002        141,716         25,888           ----        251,606
      Other operation                     253,277        201,390         45,717           ----        500,384
      Maintenance                          42,043         46,093         14,881           ----        103,017
      Depreciation and amortization        86,319         97,958         29,560           ----        213,837
      Taxes other than income
          taxes                            34,188         49,011         15,990           ----         99,189
                                       ----------      ---------      ---------      ---------     ----------
           Total operating expenses       661,257        699,298        251,766           ----      1,612,321
                                       ----------      ---------      ---------      ---------     ----------
   Operating Income                       145,998        151,712         66,776           ----        364,486
   Other Income (Expense)
      Allowance for equity funds
          used during construction          1,425            386            ----          ----          1,811
      Other income and
          deductions ---net                 6,509          3,170         (2,872)          ----          6,807
                                       ----------      ---------      ---------      ---------     ----------
      Total other income (expense)          7,934          3,556         (2,872)          ----          8,618
   Interest Charges                        42,896         47,689         16,795           ----        107,380
                                       ----------      ---------      ---------      ---------     ----------
   Income from continuing
      operations before income taxes
      and preferred dividends             111,036        107,579         47,109           ----        265,724
   Income Taxes                            36,108         42,489         19,453           ----         98,050
   Preferred dividends of
      subsidiaries (Note 2)                 3,310            914          2,458           ----          6,682
                                       ----------      ---------      ---------      ---------     ----------
   Income from continuing
      Operations (Notes 3 and 6)          $71,618        $64,176        $25,198          $----       $160,992
                                       ==========      =========      =========      =========     ==========
   Average Common Shares
      Outstanding (Note 1)                 30,774         29,202          9,564          5,140         74,680
   Earnings per share of Common
      Stock from continuing
      operations                            $2.33          $2.20          $2.63          $----          $2.16
                                            =====          =====          =====          =====          =====

   See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                                                    INTERSTATE ENERGY CORPORATION

                                          UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                                    YEAR ENDED DECEMBER 31, 1994

                                              (In thousands, except per share amounts)

                                          WPLH           IES            IPC         Pro Forma      Pro Forma
                                     (As Reported)  (As Reported)  (As Reported)   Adjustments      Combined

   Operating Revenues
      Electric                           $531,747       $537,327       $261,730          $ ----    $1,330,804
      Gas                                 151,931        165,569         45,920            ----       363,420
      Other                               112,039         82,968           ----            ----       195,007
                                         --------       --------       --------         -------    ----------
        Total operating revenues          795,717        785,864        307,650            ----     1,889,231
   Operating Expenses
      Electric production fuels           123,469         85,952         61,384            ----       270,805
      Purchased power                      37,913         68,794         58,339            ----       165,046
      Cost of gas sold                    100,942        120,795         30,905            ----       252,642
      Other operation                     248,847        176,863         51,917            ----       477,627
      Maintenance                          41,227         52,841         17,160            ----       111,228
      Depreciation and amortization        80,351         86,378         28,212            ----       194,941
      Taxes other than income
          taxes                            33,788         46,308         16,298            ----        96,394
                                         --------       --------       --------         -------     ---------
           Total operating expenses       666,537        637,931        264,215            ----     1,568,683
                                         --------       --------       --------         -------     ---------
   Operating Income
                                          129,180        147,933         43,435            ----       320,548
   Other Income (Expense)
      Allowance for equity funds
          used during construction          3,009          2,299            166            ----         5,474
      Other income and
          deductions ---net                10,245          3,472          3,100            ----        16,817
                                         --------       --------       --------         -------     ---------
      Total other income (expense)         13,254          5,771          3,266            ----        22,291
   Interest Charges                        36,657         44,399         16,845            ----        97,901
                                         --------       --------       --------         -------     ---------
   Income from continuing
      operations before income taxes
      and preferred dividends             105,777        109,305         29,856            ----       244,938
   Income Taxes                            36,043         41,573          9,189            ----        86,805
   Preferred dividends of
      subsidiaries (Note 2)                 3,310            914          2,454            ----         6,678
                                         --------       --------       --------         -------     ---------
   Income from continuing
      Operations (Notes 3 and 6)          $66,424        $66,818        $18,213           $----      $151,455
                                         ========       ========       ========         =======     =========
   Average Common Shares
      Outstanding (Note 1)                 30,671         28,560          9,479           5,041        73,751
   Earnings per share of Common
      Stock from continuing
      operations                            $2.17          $2.34          $1.92           $----         $2.05
                                            =====          =====          =====           =====         =====


   See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                          INTERSTATE ENERGY CORPORATION
                          NOTES TO UNAUDITED PRO FORMA
                          COMBINED FINANCIAL STATEMENTS


   1. The pro forma combined financial statements reflect the conversion of each share of IES Common Stock (no par value) outstanding into
      1.14 shares of WPLH Common Stock ($.01 par value) and the conversion of each share of IPC Common Stock ($3.50 par value) into 1.11 shares of WPLH Common Stock ($.01 par value), and the continuation of each share of WPLH Common Stock ($.01 par value) outstanding as one share of Interstate Energy Common Stock, as provided in the Merger Agreement. The pro forma adjustment to common stock equity restates the common stock account to equal par value for all shares to be issued ($.01 par value per share of Interstate Energy Common Stock) and reclassifies the excess to other stockholders' equity. The pro forma combined statements of income are presented as if the companies were combined on January 1, 1994. The pro forma combined balance sheet gives effect to the Mergers as if they occurred at December 31, 1996.

      The number of shares of common stock used for calculating per share amounts is based on the exchange ratio shown below.

                                 As           Pro          As          Pro          As
                 Exchange     reported       forma      reported      forma       reported    Pro forma
                   Ratio      12/31/96     12/31/96     12/31/95     12/31/95     12/31/94     12/31/94

    IES             1.14       29,861       34,042       29,202       33,290        28,560     32,558
    IPC             1.11        9,594       10,649        9,564       10,616         9,479     10,522
    WPLH             N/A       30,790       30,790       30,774       30,774        30,671     30,671


   2. The Preferred Stock of IPC has been reclassified in the pro forma statements as preferred stock of subsidiary companies and deducted in the determination of income from continuing operations which reflects the holding company structure of the entity formed through the Mergers.

   3. IES's income from continuing operations for the year ended December 31, 1996 included costs incurred relating to its successful defense of a hostile takeover attempt mounted by MidAmerican Energy Company. The after-tax impact on income from continuing operations was a decrease of $4.6 million.

      Nonrecurring items affecting WPLH's performance for the year ended December 31, 1996 included the impact of the sale of a combustion turbine and the sale of WPLH's assisted-living real estate investments. The after-tax impact of these items on continuing operations was an increase of $5.9 million. Nonrecurring items affecting WPLH's 1994 performance included the impact of early retirement and severance programs and the reversal of a coal contract penalty assessed by the Public Service Commission of Wisconsin which was charged to income in 1989. The net after-tax impact of these items on income from continuing operations for the year ended December 31, 1994 was a decrease of $8.3 million related to the early retirement and severance programs offset by an increase of $4.9 million related to the coal contract penalty reversal.

   4. The allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Mergers, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Costs arising from the proposed Mergers are currently estimated to be approximately $78 million (including transaction costs of $11 million related to fees for financial advisors, attorneys, accountants and consultants). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated costs savings will actually be realized.

      In addition to the $11 million remaining transaction costs, since the announcement of the Merger Agreement on November 11, 1995, IES, IPC and WPLH have collectively incurred $6 million of merger-related transaction costs through December 31, 1996, which have been expensed and are reflected in the combined income statements as presented. The remaining merger-related $11 million of transaction costs have been reflected in the pro forma balance sheet at December 31, 1996 such that shareowners' equity has been reduced by $11 million and accrued
      liabilities have been increased by $11 million.   None of the
      estimated cost savings, or costs to achieve such savings, have been reflected in the pro forma combined financial statements.

   5. Intercompany transactions (including purchased and exchange power transactions) between WPLH, IES and IPC during the periods presented were included in the determination of regulated rates and were not material. Accordingly, no pro forma adjustments were made to eliminate such transactions.

   6. The financial statements of WPLH reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7 million. The after-tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, WPLH recognized an additional loss of $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

      Operating revenues, related losses, and income tax benefits associated with the discontinued operations for the years ending December 31 were are follows:

                                      1995               1994

   Operating revenues               $24,979             $34,798
                                     ======              ======
   Loss from discontinued
    operations before income
    tax                              $3,663              $1,806
   Income tax benefit                 1,451                 632
                                     ------              ------
   Loss from discontinued operations $2,212              $1,174
                                     ======              ======

   7. Accounting principles have been consistently applied in the financial statement presentations for WPLH, IES and IPC with one exception. IPC does not include unbilled electric and gas revenues in its calculation of total revenues. The utility subsidiaries of WPLH and IES accrue unbilled revenues. The impact of this difference in accounting principles among the companies does not have a material impact on the unaudited pro forma combined financial statements as presented and, accordingly, no adjustments have been made to conform accounting principles.

   8. At December 31, 1996, IES had a $20.0 million investment in Class A common stock of McLeod, Inc. (McLeod), a $9.2 million investment in Class B common stock and vested options that, if exercised, would represent an additional investment of approximately $2.3 million. McLeod provides local, long-distance and other telecommunications services.

       McLeod completed an Initial Public Offering (IPO) of its Class A common stock in June 1996 and a secondary offering in November 1996. As of December 31, 1996, IES is the beneficial owner of approximately
       10.6 million total shares on a fully diluted basis. Class B shares are convertible at the option of IES into Class A shares at any time on a one-for-one basis. The rights of McLeod Class A common stock and Class B common stock are substantially identical except that Class A common stock has 1 vote per share and Class B common stock has 0.40 vote per share. IES currently accounts for this investment under the cost method.

       IES has entered into an agreement with McLeod which provides that for two years commencing on June 10, 1996, IES cannot sell or otherwise dispose of any of its securities of McLeod without the consent of the McLeod Board of Directors. This contractual sale restriction results in restricted stock under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, until such time as the restrictions lapse and such shares became qualified for sale within a one year period. As a result, IES currently carries this investment at cost.

       The closing price of the McLeod Class A common stock on December 31, 1996, on the Nasdaq National Market, was $25.50 per share. The current market value of the shares IES beneficially owns (approximately 10.6 million shares) is currently impacted by, among other things, the fact that the shares cannot be sold for a period of time and it is not possible to estimate what the market value of the shares will be at the point in time such sale restrictions are lifted. In addition, any gain upon an eventual sale of this investment would likely be subject to a tax.

       Under the provisions of SFAS No. 115, the carrying value of the McLeod investment will be adjusted to estimated fair value at the time such shares become qualified for sale within a one year period; this will occur on June 10, 1997, which is one year before the contractual restrictions on sale are lifted. At that time, the adjustment to reflect the estimated fair value of this investment will be reflected as an increase in the investment carrying value with the unrealized gain reported as a net of tax amount in other common shareholders' equity until realized (i.e. until the shares are sold by IES).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March 1997.

                                           WPL HOLDINGS, INC.

                                           By: /s/ Erroll B. Davis, Jr.
                                               Erroll B. Davis, Jr.
                                               President and Chief Executive
                                                 Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 1997.


   /s/ Erroll B. Davis, Jr.        President, Chief Executive Officer and
   Erroll B. Davis, Jr.            Director (principal executive officer)


   /s/ Edward M. Gleason           Vice President, Treasurer and Corporate
   Edward M. Gleason               Secretary (principal financial and
                                   accounting officer)



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



   /s/ Rockne G. Flowers    Director    /s/ Henry C. Prange        Director
   Rockne G. Flowers                    Henry C. Prange


   /s/ Donald R. Haldeman   Director    /s/ Carol T. Toussaint     Director
   Donald R. Haldeman                   Carol T. Toussaint



   /s/ Katharine C. Lyall   Director    /s/ Judith D. Pyle         Director
   Katharine C. Lyall                   Judith D. Pyle


   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March 1997.

                            WISCONSIN POWER AND LIGHT COMPANY

                            By: /s/ Erroll B. Davis, Jr.
                                Erroll B. Davis, Jr.
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 1997.


   /s/ Erroll B. Davis, Jr.             President, Chief Executive Officer
   Erroll B. Davis, Jr.                 and Director (principal executive
                                        officer)

   /s/ Edward M. Gleason                Controller, Treasurer and Corporate
   Edward M. Gleason                    Secretary (principal financial and
                                        accounting officer)


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



   /s/ Rockne G. Flowers    Director    /s/ Henry C. Prange          Director
   Rockne G. Flowers                    Henry C. Prange



   /s/ Donald R. Haldeman   Director    /s/ Carol T. Toussaint       Director
   Donald R. Haldeman                   Carol T. Toussaint



   /s/ Katharine C. Lyall   Director    /s/ Judith D. Pyle           Director
   Katharine C. Lyall                   Judith D. Pyle


   /s/ Arnold M. Nemirow    Director
   Arnold M. Nemirow

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


   FINANCIAL STATEMENT SCHEDULES:

   WPL Holdings, Inc.

      I.     Parent Company Financial Statements
     II.     Valuation and Qualifying Accounts and Reserves

   Wisconsin Power and Light Company

     II.     Valuation and Qualifying Accounts and Reserves

   NOTE:     All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the financial statements or in the notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To the Shareowners of WPL Holdings, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1996 Form 10-K of WPL Holdings, Inc. and have issued our report thereon dated January 30, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules I and II are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   January 30, 1997

                             SCHEDULE 1 - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

         Supplemental Notes to Parent Company Only Financial Statements

   The following are supplemental notes to the WPL Holdings, Inc. (the Company) Parent Company Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in WPL Holdings, Inc. 1996 Annual Report, which are hereby incorporated by reference.

   Note A. The parent company files a consolidated federal income tax return with its subsidiaries.

   Note B. Net amounts due to (due from) affiliates result from intercompany transactions including loans and an administrative allowance.

   Note C.   Information regarding short term debt is as follows:

                                            1996             1995

                                                (in thousands)
     As of end of year:
       Notes payable                     $28,500          $37,000
       Interest rates on notes
         payable                       5.28-6.31%       5.83-6.42%
     For the year ended:
       Maximum month-end amount of
        short-term debt                  $34,000          $37,000
       Average amount of short-term
        debt                             $26,899          $19,965
       Average interest rate on
        short-term debt                     5.55%            5.99%


   Note D. During 1996, 1995 and 1994, Wisconsin Power and Light Company allocated and billed certain administrative and general expenses to the Company using an allocation method approved by the Public Service Commission of Wisconsin. These expenses totaled $1,516,585, $2,005,000 and $759,000 during 1996, 1995 and 1994, respectively.

   Note E. Certain reclassifications have been made to prior years financial statements to conform with the current year presentation.

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS


                                                   As of December 31,
                                              1996      1995     1994
                                                     (in thousands)
   Income:
     Undistributed subsidiary earnings
       (loss) Wisconsin Power and Light
       Company                             $79,175   $75,342  $68,185
       Heartland Development Corporation    (5,068)  (14,647)  (1,708)
     Investment income and other             1,081       250      681
                                            ------    ------   ------
                                            75,188    60,945   67,158
                                            ------    ------   ------
   Expenses:
     Operating (Note D)                      2,136     2,443    1,978
     Interest and other                      1,437     1,248      842
                                            ------    ------   ------
                                             3,573     3,691    2,820
                                            ------    ------   ------
   Income before income tax benefit         71,615    57,254   64,338
                                            ------    ------   ------
   Income tax benefit (expense):
     Current                                   627     1,178      974
     Deferred                                 (334)        0      (62)
                                           -------   -------  -------
                                               293     1,178      912
                                           -------   -------  -------
   Net income                               71,908    58,432   65,250
                                           -------   -------  -------
   Reinvested earnings,
     beginning of year                     291,939   293,048  284,745
     Cash dividends                        (60,656)  (59,701) (59,010)
     Other                                       0       160    2,063
                                           -------   -------  -------
   Reinvested earnings,
     end of year                          $303,191  $291,939 $293,048
                                           =======   =======  =======

                             SCHEDULE 1 - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                                 BALANCE SHEETS


                                                  December 31,
                                                1996      1995
   ASSETS:                                       (in thousands)
     Current Assets
       Cash and equivalents                    $3,817      $266
       Notes receivable - affiliates
         (Note B)                              47,308    53,182
                                              -------   -------
                                               51,125    53,448
                                              -------   -------
     Accounts receivable from WPL Holdings
      DRIP                                        150       150
                                              -------   -------
     Tax benefit receivable                       507       823
                                              -------   -------
     Property and equipment, net                  999       999
                                              -------   -------
     Investments and other                      1,948       200
                                              -------   -------
     Investments in subsidiaries, at equity:
       Wisconsin Power and Light Company      576,158   563,070
       Heartland Development Corporation       41,115    49,145
                                              -------   -------
                                              617,273   612,215
                                              -------   -------
     Deferred income taxes                         52       387
                                              -------   -------
       Total assets                          $672,054  $668,222
                                              =======   =======

   LIABILITIES AND CAPITALIZATION:
     Current Liabilities:
       Short term debt (Note C)               $28,500   $37,000
       Current maturities of long-term debt    10,000        ---
       Accounts payable - affiliates
        (Note B)                                1,723       (17)
       Accrued taxes                               ---   (1,170)
       Accrued interest and other                 107       248
       Dividends payable                          308       254
                                              -------   -------
                                               40,638    36,315
       Long-term debt                          24,000    34,000
       Deferred credit                             61       437
                                              -------   -------
                                               64,699    70,752
                                              -------   -------
     Capitalization:
       Common stock, $.01 par value,
         authorized 100,000,000 shares;
         issued and outstanding-
         30,773,735 and 30,773,588
         shares, respectively                     308       308
       Additional paid-in capital             303,856   305,223
       Reinvested earnings                    303,191   291,939
                                              -------   -------
                                              607,355   597,470
                                              -------   -------
        Total Liabilities and
          Capitalization                     $672,054  $668,222
                                              =======   =======

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                                WPL HOLDING, INC.
                              (Parent Company Only)

                             STATEMENT OF CASH FLOW



                                            For the years ended December 31,
                                            1996        1995          1994
                                                     (in thousands)

   Cash flows generated from (used
     for) operating activities:
     Net income                           $71,908     $58,432      $65,250
     Undistributed earnings of
      subsidiaries                         (4,952)       (994)      (7,467)
     Equity investments in subsidiaries      (106)        119       (9,649)
     Depreciation                              ---         10           13
     Deferred income taxes                    335        (288)         (62)
     Changes in assets and liabilities:
       Receivables                          6,190     (24,028)      (2,764)
       Investments                         (1,748)         67            7
       Accounts payable                     1,740         129       (4,876)
       Accrued taxes                        1,170        (258)        (818)
       Accrued interest and other            (141)         28         (519)
       Dividends payable                       54          26           80
       Other                                 (376)       (778)         355
                                          -------     -------      -------
          Net cash from (used for)
          operating activities             74,074      32,465       39,550

   Cash flows generated from (used
    for) financing activities:
     Issuance of long-term debt               ---         ---       23,537
     Long-term debt maturities                ---         ---          (56)
     Net change in short term debt         (8,500)     25,500      (21,402)
     Common stock cash dividends
      less dividends revinvested          (60,656)    (59,701)     (49,357)
     Other                                 (1,367)        941          147
                                          -------     -------      -------
          Net cash from (used for)
          investing activities            (70,523)    (33,260)     (47,131)

   Net increase (decrease) in cash
     and equivalents                        3,551        (795)      (7,581)
   Cash and equivalents at beginning
     of year                                  266       1,061        8,642
                                          -------     -------     --------
   Cash and equivalents at end
     of year                               $3,817        $266       $1,061
                                          =======     =======     ========

                                                             SCHEDULE II

                                                 WPL HOLDINGS, INC. AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           (in thousands)

                                                     Additions
                                       Balance at    charged to                   Balance at
                                        beginning    costs and                      end of
   Description                          of period     expenses    Deductions        period

   Year ended December 31, 1996
     Allowance for doubtful accounts     $1,735         $928     $1,139 [1]         $1,524
                                         ======         ====     ======              =====
   Year ended December 31, 1995
     Allowance for doubtful accounts     $1,964         $966     $1,195 [1]         $1,735
                                         ======         ====     ======              =====
   Year ended December 31, 1994
     Allowance for doubtful accounts     $1,662       $1,027       $725 [1]         $1,964
                                         ======        =====       ====              =====

   [1]  Uncollectible accounts written off, net of recoveries

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To the Shareowners of Wisconsin Power and Light Company:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the 1996 Form 10-K of Wisconsin Power and Light Company and have issued our report thereon dated January 30, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is the responsibility of WP&L's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   January 30, 1997

                                                             SCHEDULE II

                                                  WISCONSIN POWER AND LIGHT COMPANY

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           (in thousands)
                                                     Additions
                                       Balance at    charged to                   Balance at
                                        beginning    costs and                      end of
   Description                          of period     expenses    Deductions        period

   Year ended December 31, 1996
     Allowance for doubtful accounts        $0           $0          $0 [1]             $0
                                          ====         ====        ====               ====
   Year ended December 31, 1995
     Allowance for doubtful accounts      $209           $0        $209 [1]             $0
                                          ====         ====        ====               ====
   Year ended December 31, 1994
     Allowance for doubtful accounts      $259         $150        $200 [1]           $209
                                          ====         ====        ====               ====


   [1]  Uncollectible accounts written off, net of recoveries

                                 Exhibit Index
                      For the Year Ended December 31, 1996


     Item  Description

     21A   Subsidiaries of WPL Holdings, Inc.

     21B   Subsidiaries of Wisconsin Power and Light Company

     23    Consent of Independent Public Accountants

     27A   Financial Data Schedule of WPL Holdings, Inc.

     27B   Financial Data Schedule of Wisconsin Power and Light Company