Form 10-Q
period 1997-03-31
WPL HOLDINGS INC; WISCONSIN POWER & LIGHT CO
filed 1997-05-15
CIK 352541, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

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


   Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.
   Yes X        No _____

   Number of shares outstanding for each class of common stock as of March 31, 1997:

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

                                    CONTENTS

                                                           Page
    Part I.  Financial Information

            WPL Holdings, Inc.

             Consolidated Statements of Income for the
             Three Months Ended March 31, 1997 and 1996      3

             Consolidated Balance Sheets as of March 31,
             1997 and 1996 and December 31, 1996             4

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 1997 and
             1996                                            6

            Notes to Consolidated Financial Statements       7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                      8


          Wisconsin Power and Light Company


             Consolidated Statements of Income for the
             Three Months Ended March 31, 1997 and 1996     16

             Consolidated Balance Sheets as of March 31,
             1997 and 1996 and December 31, 1996            17

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 1997 and
             1996                                           19

            Notes to Consolidated Financial Statements      20

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      21

    Part II.  Other Information                             26

           Signatures                                       27

                               WPL HOLDINGS, INC.


                              FINANCIAL STATEMENTS


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                             WPL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                               Three Months Ended
                                                    March 31,
                                               1997            1996
                                                   (in thousands
                                             except for per share data)
   Operating revenues:

     Electric                               $    158,427      $  148,500
     Gas                                          71,579          71,741
     Fees, rents, non-utility energy
      sales and other                             31,682          40,636
                                                 -------         -------
                                                 261,688         260,877
                                                 -------         -------
   Operating expenses:
     Electric production fuels                    30,073          28,604
     Purchased power                              32,941          15,922
     Purchased gas                                47,382          45,364
     Other operation and cost of non-
      utility energy                              65,337          76,137
     Maintenance                                  10,280           8,551
     Depreciation and amortization                26,212          23,116
     Taxes other than income                       8,826           9,171
                                                 -------         -------
                                                 221,051         206,865
                                                 -------         -------
   Operating income                               40,637          54,012
                                                 -------         -------
   Interest expense and other:
     Interest expense                              9,679           8,921
     Allowance for funds used during
      construction                                  (841)           (776)
     Other                                        (2,903)         (4,100)
                                                --------        --------
                                                   5,935           4,045
                                                --------        --------
   Income before income taxes and
     preferred dividend requirement of
     subsidiary                                   34,702          49,967
   Income taxes                                   12,047          17,459
   Preferred dividend requirement of
     subsidiary                                      828             828
                                               ---------       ---------
   Net income                                $    21,827     $    31,680
                                               =========      ==========
   Earnings per share of common stock        $      0.71     $      1.03
                                               =========      ==========
   Weighted average number of shares of
     common stock outstanding                     30,774          30,774
                                               =========      ==========
   Cash dividends paid per share of
    common stock                              $     0.50     $    0.4925
                                               =========     ===========


       The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                    March 31,      March 31,    December 31,
                                      1997           1996           1996
   ASSETS                                       (in thousands)
   Utility plant:
     Plant in service--
        Electric                   $1,755,985    $ 1,674,322     $ 1,729,311
        Gas                           229,360        218,973         227,809
        Water                          23,932         23,072          23,905
        Common                        157,885        140,504         152,093
                                    ---------      ---------       ---------
                                    2,167,162      2,056,871       2,133,118
     Less--accumulated
      provision for
      depreciation                    990,166        908,603         967,436
                                    ---------      ---------       ---------
                                    1,176,996      1,148,268       1,165,682
     Construction work in
      progress                         44,593         42,848          55,519
     Nuclear fuel, net                 19,368         14,976          19,368
                                    ---------      ---------       ---------
                                    1,240,957      1,206,092       1,240,569
                                    ---------      ---------       ---------
   Other property and
    equipment:
     Rental, net                      114,270        114,270         112,913
     Other, net                        11,362         21,855          16,350
                                    ---------      ---------       ---------

                                      125,632        136,125         129,263
                                    ---------      ---------       ---------
   Investments:
     Nuclear decommissioning
      trust funds                     100,588         82,523          90,671
     Other investments                 14,878         11,975          15,408
                                    ---------      ---------       ---------
                                      115,466         94,498         106,079
                                    ---------      ---------       ---------
   Current assets:
     Cash and equivalents              11,166          7,935          11,070
     Net accounts receivable
      and unbilled revenue,
      less allowance for
      doubtful accounts of
      $2,132,  $1,482 and
      $1,524, respectively             60,849         81,797          88,798
     Coal, at average cost             14,706         12,285          15,841
     Materials and supplies, at
      average cost                     20,209         20,904          19,915
     Gas in storage, at average
      cost                              2,072          1,048           9,992
     Prepayments and other             20,824         23,115          26,786
                                    ---------      ---------       ---------
                                      129,826        147,084         172,402
                                    ---------      ---------       ---------
   Restricted cash                      6,520          8,079           6,848
                                    ---------      ---------       ---------
   Deferred charges:
     Regulatory assets                159,890        167,645         160,877
     Other                             85,919         79,151          84,493
                                    ---------      ---------       ---------
                                      245,809        246,796         245,370
                                    ---------      ---------        --------
   TOTAL ASSETS                   $ 1,864,210    $ 1,838,674     $ 1,900,531
                                    =========      =========       =========



    The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                         March 31,   March 31,   December 31,
                                            1997        1996        1996
   CAPITALIZATION AND LIABILITIES                  (in thousands)
   Capitalization:
     Common stock, $.01 par value,
      authorized 100,000,000 shares,
      issued and outstanding--
      30,773,735, 30,773,588 and
      30,773,795, respectively            $    308     $    308     $    308
     Additional paid-in capital            303,994      305,173      303,856
     Reinvested earnings                   309,632      308,147      303,191
                                          --------     --------     --------
      Total common equity                  613,934      613,628      607,355
                                          --------     --------     --------
     Subsidiary preferred stock without
      mandatory redemption:
      Cumulative, without par value,
      authorized 3,750,000 shares,
      maximum aggregate stated value
      $150,000,000:
        Cumulative, without par value,
           $100 stated value--
           449,765 shares outstanding       44,977       44,977       44,977
        Cumulative, without par value,
           $25 stated value-- 599,460
           shares outstanding               14,986       14,986       14,986
                                          --------     --------     --------
      Total preferred stock                 59,963       59,963       59,963
                                          --------     --------     --------
     Long-term debt, net                   362,836      428,347      362,564
                                         ---------    ---------    ---------
                                         1,036,733    1,101,938    1,029,882
                                         ---------    ---------    ---------
   Current liabilities:
     Current maturities of long-term
      debt                                  56,665        1,406       67,626
     Variable rate demand bonds             56,975       56,975       56,975
     Short-term debt                        67,510       57,896      102,779
     Accounts payable and accruals          94,074       80,256      106,486
     Accrued payroll and vacation           15,380       13,207       14,500
     Accrued taxes                          12,642       24,103        4,669
     Accrued interest                        6,270        5,284        9,085
     Other                                  49,108       36,171       45,218
                                          --------     --------     --------
                                           358,624      275,298      407,338
                                          --------     --------     --------
   Other credits:
     Accumulated deferred income taxes     246,333      245,153      245,686
     Accumulated deferred investment
      tax credits                           36,458       38,364       36,931
     Accrued environmental remediation
      costs                                 73,691       76,763       74,075
     Deferred credits and other            112,371      101,158      106,619
                                          --------     --------     --------
                                           468,853      461,438      463,311
                                          --------     --------     --------
   TOTAL CAPITALIZATION
      AND LIABILITIES                   $1,864,210   $1,838,674   $1,900,531
                                        ==========    =========   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                          March 31,
                                                     1997           1996
   Cash flows generated from (used for)
   operating activities:                                (in thousands)
    Net income                                     $  21,827     $   31,680
    Adjustments to reconcile net income to net
     cash generated from
     operating activities:
       Depreciation and amortization                  26,212         23,116
       Deferred income taxes                           2,547            377
       Investment tax credit restored                   (473)          (478)
       Amortization of nuclear fuel                      -            2,169
       Allowance for equity funds used during
        construction                                    (632)          (530)
       (Gain) loss on sale of investment                 -           (3,249)
     Changes in assets and liabilities:
       Restricted cash                                   328         (4,813)
       Net accounts receivable and unbilled
        revenue                                       27,949         13,172
       Inventories                                     8,761          7,430
       Prepayments and other                           5,962          4,871
       Accounts payable and accruals                 (14,347)       (19,663)
       Accrued taxes                                   7,973         17,620
       Other, net                                      7,166          2,461
                                                    --------       --------
        Net cash from (used for) operating
         activities                                   93,273         74,163
                                                     -------       --------
   Cash flows generated from (used for)
    financing activities:
       Common stock cash dividends                   (15,386)       (15,156)
       Reduction of long-term debt                   (10,705)        (4,021)
       Net change in short-term debt                 (35,269)       (51,629)
       Other, net                                        -              111
                                                    --------      ---------
        Net cash from (used for) financing
         activities                                  (61,360)       (70,695)
                                                    --------      ---------
   Cash flows generated from (used for)
    investing activities:
       Additions to utility plant, excluding
        AFUDC                                        (24,668)       (22,253)
       Allowance for borrowed funds used during
        construction                                    (209)          (248)
       Dedicated decommissioning trust funds          (9,917)        (9,166)
       Proceeds from sale of investment                  -           22,130
       Other, net                                      2,977          2,618
                                                    --------       --------
        Net cash from (used for) investing
        activities                                   (31,817)        (6,919)
                                                    --------       --------
   Net increase (decrease) in cash and
    equivalents                                           96         (3,451)
   Cash and equivalents at beginning of period        11,070         11,386
                                                    --------       --------
   Cash and equivalents at end of period           $  11,166      $   7,935
                                                    ========       ========
   Supplemental disclosures of cash flow
    information:
    Cash paid during the period:
         Interest on debt                          $  11,786      $  12,088
         Preferred stock dividends of
           subsidiary                              $     828      $     828
         Income taxes                              $   2,093      $   4,305

        The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WPL Holdings, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include the Company and its wholly owned consolidated subsidiaries including Wisconsin Power and Light Company (WP&L). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1997 and 1996, (b) the consolidated financial position at March 31, 1997 and 1996 and December 31, 1996, and (c) the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, have been made. Because of the seasonal nature of the Company's operations, results for the quarter ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

   2. On April 28, 1997, WP&L entered into an interest rate forward contract related to the anticipated issuance of $105 million of long-term debt securities. The financial impact of this contract, which will result in either a cash payment or cash receipt, will be deferred and recognized as an adjustment to interest expense over the life of the new bonds to effect the interest rate implicit in the forward contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996:

   Proposed Merger

   The Company, IES Industries Inc. (IES) and Interstate Power Company (IPC) have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation
   (IEC).

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

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. Updates to the status of these approvals (for additional information regarding the merger please refer to the Company's 1996 Annual Report on Form 10-K) are as follows:

   The Federal Energy Regulatory Commission (FERC) issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues have been set for hearings which began on April 23, 1997 and ended on May 2, 1997. A final decision is expected in the third or fourth quarter of 1997.

   A hearing regarding the merger is expected to begin July 14, 1997, before the Iowa Utilities Board.

   On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger.

   On March 24, 1997, the Minnesota Public Utilities Commission issued an order approving the merger without hearings, subject to a number of technical conditions which the parties are willing to meet. Included is a 4-year rate freeze for IEC's Minnesota customers.

   On May 7, 1997, WP&L filed testimony with the Public Service Commission of Wisconsin proposing a rate freeze from the date of the merger approval through calendar year 2000.

   The companies expect to receive all necessary regulatory approvals relating to the merger in the third or fourth quarter of 1997.


   OVERVIEW

   The Company reported consolidated first quarter net income of $21.8 million or 71 cents per share compared with $31.7 million or $1.03 per share for the same period in 1996. The decrease in earnings primarily reflects the operation of the Company's utility subsidiary, WP&L. Increased electric production and purchased power costs combined with warmer weather in the first quarter of 1997 compared with the same period last year resulted in lower electric and gas margins.

   Electric margin decreased by $8.6 million due to various plant outages that resulted in more costly purchased power. Gas margin decreased $2.2 million as a result of warmer weather in the first quarter of 1997 compared with the first quarter of 1996. Depreciation expense also increased due to higher depreciation rates and property additions.

   Heartland Development Corporation (HDC), parent company of the Company's non-regulated operations, reported a net loss of $1.1 million for the first quarter of 1997 compared with net income of $0.1 million for the same period in 1996. HDC's first quarter 1997 results were adversely impacted by the softening market for the environmental service business. Without giving effect to the after-tax gain of $2.0 million related to the sale of HDC's investment in assisted living properties, HDC's net loss for the first quarter of 1996 was $1.9 million. This loss was primarily a result of contract losses associated with the start-up of the energy marketing subsidiary during the beginning of 1996.

   Electric Operations
                           Revenues and Costs                    kWhs Sold                      Customers at
                             (In Thousands)       Change       (In Thousands)      Change         Year End         Change
                             1997       1996                 1997         1996                1997       1996
   Residential
     and Farm                $54,804   $55,651       (2%)    810,813      833,669     (3%)   338,837     332,335       2%
   Industrial                 35,282    34,112        3%     995,318      931,586      7%        825         809       2%
   Commercial                 26,799    26,399        2%     466,859      447,966      4%     46,123      45,035       2%
   Sales to other
     Utilities                38,504    30,911       25%   1,386,957    1,192,342     16%         98          88      11%
   Other                       3,038     1,427      113%      20,193       14,680     38%      1,736       1,717       1%
                            --------  --------             ---------    ---------           --------    --------
       Total                 158,427   148,500        7%   3,680,140    3,420,243      8%    387,619     379,984       2%
                            ========  ========     =====   =========    =========  =======  ========    ========   ======
   Electric
     Production Fuels         30,073    28,604        5%
   Purchased Power            32,941    15,922      107%
                            --------  --------
      Margin                 $95,413  $103,974       (8%)
                            ========  ========    ======


   Electric revenues increased $9.9 million, or 7 percent, as compared with the first quarter in 1996. The increase was the result of higher sales to other utilities and continued economic strength among industrial customers. Warmer weather in 1997 resulted in a 3 percent decline in sales to residential customers.

   Despite higher electric revenues, electric margin decreased $8.6 million, or 8 percent, during the first quarter of 1997 as compared with the first quarter of 1996. The decline in margin reflects the impact of the shutdown at the Kewaunee Nuclear Power Plant (Kewaunee) throughout the first quarter of 1997 for steam generator tube repairs as well as several temporary outages at WP&L's coal-fired plants. These temporary outages resulted in greater reliance on more costly purchased power to meet customer requirements (for further discussion of the Kewaunee plant outage, see the "Capital Requirements" section below). The Kewaunee outage and increased sales to other utilities resulted in a 107 percent increase in purchased power.

   Gas Operations
                       Revenues and Costs               Therms Sold                   Customers at
                         (In Thousands)    Change     (In Thousands)     Change         Year End        Change
                         1997      1996               1997       1996                1997      1996
   Residential
     and Farm          $41,633   $39,434        6%    60,529    65,866       (8%)  134,858   130,555        3%
   Commercial and
     Industrial         24,112    21,787       11%    42,128    44,863       (6%)   16,622    16,198        3%
   Interruptible           883     1,064      (17%)    1,953     2,968      (34%)      273       288       (5%)
   Transportation
     and other           4,951     9,456      (48%)   61,782    65,417       (6%)      308       161       91%
                      --------   -------            --------  --------            --------  --------
      Total             71,579    71,741        ---  166,392   179,114       (7%)  152,061   147,202        3%
                      ========   =======     =====  ========  ========   =======  ========  ========     =====
   Purchased Gas        47,382   $45,364        4%
                       -------   -------
      Margin           $24,197   $26,377       (8%)
                       =======   =======     =====


   Gas revenues were unchanged from the first quarter of 1997 as compared with the first quarter of 1996. Therm sales declined 7 percent primarily as a result of warmer weather in the first quarter of 1997 compared with the first quarter of 1996. Partially offsetting the margin impact of the decline in sales was the pass through to customers of the higher costs of natural gas.

   Effective January 1, 1995, the Public Service Commission of Wisconsin
   (PSCW) approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. Due to favorable gas procurement activities WP&L realized favorable contributions to gas margin of $0.9 million for the first quarter of 1997 and $1.0 million for the first quarter of 1996. A modified gas incentive mechanism has been approved, effective with the retail rate order discussed below under "Capital Resources, Rates and Regulatory Matters."

   The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997. The full amount of the refund will be reflected in the financial results in the second quarter of 1997, which does not have a material impact on earnings.

   Fees, Rents , Non-Utility Energy Sales and Other Revenues

   Fees, rents , non-utility energy sales and other revenues primarily reflect sales and revenues of the Company's non-regulated subsidiaries, consolidated under HDC. The decrease in these revenues for the first quarter of 1997 primarily reflects the formation of a joint venture effective January 1, 1997, between the gas marketing business of the energy services subsidiary and Industrial Energy Applications (IEA), the energy marketing subsidiary of IES Industries Inc. Earnings related to this joint venture are included in the first quarter of 1997 with "Interest Expense and Other." First quarter revenues in 1996 included $7.7 million related to gas marketing sales now associated with the joint venture.

   In addition to the revenues of the non-regulated businesses, fees, rents , non-utility energy sales and other revenues also include revenue from the water utility operations of WP&L. These revenues represent $1 million for the three months ended March 31, 1997 and 1996.

   Other Operation  and Cost of Non-Utility Energy

   The decrease in other operation and cost of non-utility energy is primarily due to the recording of the earnings associated with the joint venture under "Interest Expense and Other" as discussed above. First quarter operating expenses in 1996 included $10.4 million related to gas marketing sales now associated with the joint venture.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants as previously discussed under "Electric Operations".

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions.

   Interest Expense and Other

   Other income decreased during the first quarter of 1997 primarily due to the one-time first quarter 1996 gain on the sale of HDC's investment in assisted living properties.

   Income Taxes

   The decrease in income taxes between quarters is consistent with lower taxable income. The effective rate was 35 percent for both the first quarter of 1997 and the first quarter of 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity is primarily determined by the level of cash generated from its utility operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The Board of Directors of WP&L has authorized the issuance of long term debt not to exceed $105 million in aggregate principal amount. Subject to relevant market and other considerations, WP&L currently intends to issue the long term debt prior to the end of the second quarter of 1997.

   During the first quarter of 1997 and the first quarter of 1996, the Company generated sufficient cash flows from operations to cover operating expenses, cash dividends and investing activities. Cash flows from operations increased to $93 million for the first quarter of 1997 compared with $74 million for the first quarter in 1996. Cash flows used for investing activities increased from $6.9 million in the first quarter of 1996 to $31.8 million in the first quarter of 1997. The major factor contributing to the $25 million change in investing activities between years was the recognition in the first quarter of 1996 of $22 million in proceeds from the sales of A&C Enercom and Heartland Retirement Services. A&C Enercom was the Company's utility energy and marketing subsidiary which was sold in the fourth quarter of 1995.
   Rates and Regulatory Matters

   The PSCW has approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates will decline by 2.4
   percent and retail gas rates will decline by 2.2 percent   Other items
   included in the rate order are: authorization of a surcharge to collect replacement power costs while Kewaunee remains out of service; authorization of an increase in the return on equity to 11.7 percent from its current level of 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with the current level of
   51.93 percent; reinstatement of the electric fuel adjustment clause; and continuation of a modified gas performance based ratemaking incentive mechanism. The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

   Industry Outlook
   The primary business of the Company is that of WP&L, which is subject to regulation by the PSCW and the Federal Energy Regulatory Commission
   (FERC). The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The goal of the electric restructuring process is to create open access transmission and distribution services for all customers and create competitive generation and customer service markets. Additional proceedings, as well as consultation with the legislature, are planned prior to a target implementation date after the year 2000. The Company cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. The Company believes, however, that it is well positioned to compete in a deregulated environment. WP&L's rates to all customer classes are competitive within the state of Wisconsin and below the average in the Midwest region.

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing for FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that require clarification in FERC's final rules.

   WP&L complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71 ) "Accounting for the Effects of Certain Types of Regulation." In the event WP&L determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.

   Power Supply

   In April 1997, members of the Wisconsin Reliability Assessment Group announced that certain areas in Wisconsin and the Upper Midwest region are facing unusual electric supply challenges that could effect customers over the next six months. Approximately one-third of the region's nuclear generating capacity is temporarily out of service due to maintenance outages. This includes Kewaunee, which is operated by Wisconsin Public Service Corporation and co-owned by WP&L and Madison Gas and Electric, and the Point Beach nuclear power plant operated by Wisconsin Electric Power Company as well as several nuclear units owned by Commonwealth Edison in northern Illinois. Needed maintenance has also reduced output at some of the region's coal-fired power plants, adding to the energy supply challenges. Several actions are taking place in an attempt to assure adequate power supplies for customers in the coming months such as rescheduling maintenance to increase plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring the nuclear plants on line in June 1997. No assurance can be given that business and residential customers will not be impacted due to electric energy supply challenges.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. The Company's bank lines of credit of $120 million at March 31,1997 are available to support these borrowings.

   The Company's capitalization at March 31, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50 percent common equity, 5 percent preferred stock and 45 percent debt. The common equity total capitalization ratio was 50 percent at March 31, 1997 and March 31, 1996.

   Capital Requirements

   The Company's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets; therefore, the Company's most significant capital requirements relate to construction expenditures at WP&L. Construction expenditures for the three months ended March 31,1997 were $25.5 million. The estimated construction expenditures for the remainder of 1997 are $121.7 million which are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee remains out of service for the repair of the steam generators. It is anticipated that Kewaunee will return to service no earlier than mid to late June 1997. The steam generator tube repair costs total approximately $7.5 million of which WP&L's share is $3.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. The owners will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred. As a result, it is possible that WP&L will never recover such costs in its rates.

   WP&L is also incurring costs associated with the acquisition of replacement power while Kewaunee remains out of service. These costs are expected to exceed the cost of WP&L generated power by approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills, effective April 29,1997, to recover the additional costs of replacement power. The surcharge of $0.223 per mwh which is subject to refund will remain in effect until Kewaunee is returned to service. For additional information on Kewaunee please refer to the Company's 1996 Annual Report on Form 10-K.

   The net book value of WP&L's share of Kewaunee as of March 31, 1997 was $51.4 million, excluding the value of nuclear fuel.

   Certain matters discussed concerning Kewaunee are forward-looking statements and can generally be identified as such because the content of the statement include the phrase the Company "it is anticipated" or "expected," or other words of similar import. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the useful life of the repairs affected and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee.

   NEW ACCOUNTING PRONOUNCEMENT

   In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, has been adopted by the Company and did not result in a material impact on the Company's financial position or results of operations.

   In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share
   (EPS). This statement, effective for financial statements issued for periods ending after December 15, 1997, is not expected to change the presentation of EPS for the Company as previously required by APB Opinion No. 15.

   INFLATION

   The impacts of inflation on WP&L are currently mitigated through ratemaking methodologies, customer growth and productivity improvements. Inflationary impacts on the nonregulated businesses are not anticipated to be material to the Company.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement included increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. At the end of 1996, the contract covered 1,617 of WP&L's employees or approximately 69 percent of the total employees at WP&L.

   Dividend Declaration

   On April 15, 1997, the Board of Directors of the Company declared a quarterly dividend on the Company's Common Stock. The dividend is 50 cents per share payable May 15, 1997 to shareowners of record on April 30, 1997.

                        WISCONSIN POWER AND LIGHT COMPANY


                              FINANCIAL STATEMENTS


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                        WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                          March 31,
                                                     1997           1996
                                                        (in thousands)

   Operating revenues:
     Electric                                     $  158,427      $  148,500
     Gas                                              71,579          71,741
     Water                                               999             993
                                                    --------        --------
                                                     231,005         221,234
                                                    --------        --------
   Operating expenses:
     Electric production fuels                        30,073          28,604
     Purchased power                                  32,941          15,922
     Purchased gas                                    47,382          45,364
     Other operation                                  34,790          33,761
     Maintenance                                      10,280           8,551
     Depreciation and amortization                    24,837          21,667
     Taxes other than income                           7,427           7,557
                                                    --------        --------
                                                     187,730         161,426
                                                    --------        --------
                                                      43,275          59,808
                                                    --------        --------
   Operating income

   Interest expense and other:
     Interest expense                                  8,005           7,756
     Allowance for funds used during
      construction                                      (841)           (778)
     Other                                            (2,313)           (894)
                                                    --------       ---------
                                                       4,851           6,084
                                                    --------       ---------
   Income before income taxes and preferred
    dividend requirement                              38,424          53,724
   Income taxes                                       15,073          20,946
   Preferred dividend requirement                        828             828
                                                     -------        --------
   Net income                                       $ 22,523       $  31,950
                                                     =======        ========



         The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                    March 31,      March 31,     December 31,
                                      1997            1996           1996
   ASSETS                                       (in thousands)
   Utility plant:
     Plant in service--
       Electric                    $ 1,755,985    $ 1,674,322    $ 1,729,311
       Gas                             229,360        218,973        227,809
       Water                            23,932         23,072         23,905
       Common                          157,885        140,504        152,093
                                     ---------      ---------      ---------
                                     2,167,162      2,056,871      2,133,118
     Less--accumulated
      provision for
      depreciation                     990,166        908,603        967,436
                                     ---------      ---------      ---------
                                     1,176,996      1,148,268      1,165,682
     Construction work in
      progress                          44,593         42,848         55,519
     Nuclear fuel, net                  19,368         14,976         19,368
                                     1,240,957      1,206,092      1,240,569
                                     ---------      ---------      ---------

   Other property and
    equipment, net                       1,384         22,600          1,397
                                      --------       --------       --------
   Investments:
     Nuclear decommissioning
      trust funds                      100,588         82,523         90,671
     Other investments                  14,824         12,432         15,354
                                      --------       --------       --------
                                       115,412         94,955        106,025
                                      --------       --------       --------
   Current assets:
     Cash and equivalents                5,844          4,744          4,167
     Net accounts receivable
      and unbilled revenue              19,542         20,547         34,220
     Coal, at average cost              14,706         12,285         15,841
     Materials and supplies, at
      average cost                      20,209         20,826         19,915
     Gas in storage, at average
      cost                               2,072          1,048          9,992
     Prepayments and other              17,019         18,823         22,053
                                      --------       --------       --------
                                        79,392         78,273        106,188
                                      --------       --------       --------
   Deferred charges:
     Regulatory assets                 159,890        167,645        160,877
     Other                              64,723         50,309         62,758
                                      --------       --------       --------

                                       224,613        217,954        223,635
                                      --------       --------       --------
   TOTAL ASSETS                    $ 1,661,758    $ 1,619,874    $ 1,677,814
                                     =========      =========      =========


    The accompanying notes are an integral part of the consolidated financial statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                          March 31,   March 31, December 31,
                                            1997        1996        1996
                                                    (in thousands)
   CAPITALIZATION AND LIABILITIES
   Capitalization:
     Common stock, $5 par value,
       authorized 18,000,000
       shares, issued and
       outstanding--13,236,601
       shares                              $ 66,183    $ 66,183     $ 66,183
     Additional paid-in capital             199,170     199,170      199,170
     Reinvested earnings                    318,432     315,052      310,805
                                            -------     -------      -------
       Total common equity                  583,785     580,405      576,158
                                            -------     -------      -------
     Preferred stock without mandatory
      redemption:
       Cumulative, without par value,
        authorized 3,750,000 shares,
        maximum aggregate stated value
        $150,000,000
         Cumulative, without par value,
            $100 stated value--
            449,765 shares outstanding       44,977      44,977       44,977

         Cumulative, without par value,
            $25 stated value--
            599,460 shares outstanding       14,986      14,986       14,986
                                            -------     -------      -------
       Total preferred stock                 59,963      59,963       59,963
                                            -------     -------      -------
     Long-term debt, net                    258,676     318,615      258,660
                                            -------     -------      -------
                                            902,424     958,983      894,781
                                            -------     -------      -------
   Current liabilities:
     Current maturities of long-term
      debt                                   55,000        ---        55,000
     Variable rate demand bonds              56,975      56,975       56,975
     Short-term debt                         30,388      26,000       69,500
     Accounts payable and accruals           88,340      69,998       92,719
     Accrued payroll and vacation            13,137      10,477       11,687
     Accrued taxes                           13,106      20,997        3,616
     Accrued interest                         5,040       5,202        7,504
     Other                                   41,174      29,113       34,424
                                            -------     -------      -------
                                            303,160     218,762      331,425
                                            -------     -------      -------
   Other credits:
     Accumulated deferred income taxes 244,352 239,690 244,817 Accumulated deferred investment tax
      credits                                36,458      38,364       36,931
     Accrued environmental remediation
      costs                                  73,691      76,763       74,075
     Deferred credits and other             101,673      87,312       95,785
                                            -------     -------      -------
                                            456,174     442,129      451,608
                                            -------     -------      -------
   TOTAL CAPITALIZATION AND
     LIABILITIES                         $1,661,758  $1,619,874   $1,677,814
                                          =========   =========    =========


    The accompanying notes are an integral part of the consolidated financial statements.

                       WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                         (in thousands)
   Cash flows generated from (used for) operating
    activities:
     Net income                                     $  23,351     $  32,778
     Adjustments to reconcile net income to net cash generated from operating activities:

         Depreciation and amortization                 24,836        21,667
         Deferred income taxes                          2,547           377
         Investment tax credit restored                  (473)         (478)
         Amortization of nuclear fuel                       -         2,169
         Allowance for equity funds used during
          construction                                   (632)         (530)

       Changes in assets and liabilities:
         Net accounts receivable and unbilled
          revenue                                      14,678        13,423
         Inventories                                    8,761         7,396
         Prepayments and other                          5,034         2,367
         Accounts payable and accruals                 (5,393)      (15,337)
         Accrued taxes                                  9,490        13,202
         Other, net                                     8,511        12,874
                                                      -------       -------
           Net cash from (used for) operating
            activities                                 90,710        89,908
                                                      -------       -------
   Cash flows generated from (used for) financing activities:

         Common stock cash dividends                  (14,896)      (14,615)
         Preferred stock dividends                       (828)         (828)
         Net change in short-term debt                (39,112)      (46,500)
         Other, net                                        16            -
                                                     --------      --------
           Net cash from (used for) financing
            activities                                (54,820)      (61,943)
                                                     --------      --------
   Cash flows generated from (used for) investing
    activities:
         Additions to utility plant, excluding
          AFUDC                                       (24,668)      (22,253)
         Allowance for borrowed funds used
          during construction                            (209)         (248)
         Dedicated decommissioning trust funds         (9,917)       (9,166)
         Other, net                                       581         3,775
                                                     --------      --------

           Net cash from (used for) investing
            activities                                (34,213)      (27,892)
                                                     --------      --------
   Net increase (decrease) in cash and
    equivalents                                         1,677            73

   Cash and equivalents at beginning of period          4,167         4,671
                                                      -------      --------
   Cash and equivalents at end of period             $  5,844     $   4,744
                                                      =======      ========
   Supplemental disclosures of cash flow
    information:
     Cash paid during the period:
           Interest on debt                          $  9,750     $   9,931
           Income taxes                              $  2,093     $   2,803



   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. The consolidated financial statements included herein have been prepared by Wisconsin Power & Light (WP&L), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include WP&L and its wholly owned consolidated subsidiaries. WP&L is a subsidiary of WPL Holdings, Inc. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1997 and 1996, (b) the consolidated financial position at March 31, 1997 and 1996 and December 31, 1996, and (c) the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, have been made. Because of the seasonal nature of WP&L's operations, results for the quarter ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

   2. On April 28, 1997, WP&L entered into an interest rate forward contract related to the anticipated issuance of $105 million of long-term debt securities. The financial impact of this contract, which will result in either a cash payment or cash receipt, will be deferred and recognized as an adjustment to interest expense over the life of the new bonds to effect the interest rate implicit in the forward contract.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 VS. MARCH 31, 1996:

   WPL Holdings, Inc., IES Industries Inc. (IES) and Interstate Power Company
   (IPC) have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named Interstate Energy Corporation
   (IEC).

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

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. Updates to the status of these approvals (for additional information regarding the merger please refer to WPL Holdings, Inc. 1996 Annual Report on Form 10-K) are as follows:

   The Federal Energy Regulatory Commission (FERC) issued an order on January 15, 1997, finding no substantial market-power concerns with the merger. Some limited issues have been set for hearings which began on April 23, 1997 and ended on May 2, 1997. A final decision is expected in the third or fourth quarter of 1997.

   A hearing regarding the merger is expected to begin July 14, 1997, before the Iowa Utilities Board.

   On March 24, 1997, the Minnesota Public Utilities Commission issued an order approving the merger without hearings, subject to a number of technical conditions which the parties are willing to meet. Included is a 4-year rate freeze for IEC's Minnesota customers.

   On May 7, 1997, the Illinois Commerce Commission (ICC) issued an order approving the proposed merger.

   On May 7, 1997, WP&L filed testimony with the Public Service Commission of Wisconsin proposing a rate freeze from the date of the merger approval through calendar year 2000.

   The companies expect to receive all necessary regulatory approvals relating to the merger in the third or fourth quarter of 1997.

   OVERVIEW

   WP&L reported consolidated first quarter net income of $22.5 million compared with $32.0 million for the same period in 1996. Increased electric production and purchased power costs combined with warmer weather in the first quarter of 1997 compared with the same period last year resulted in lower electric and gas margins.

   Electric margin decreased by $8.6 million due to various plant outages which resulted in more costly purchased power. Gas margin decreased $2.2 million as a result of warmer weather in the first quarter of 1997 compared with the first quarter of 1996. Depreciation expense also increased due to higher depreciation rates and property additions.

   Electric Operations
                       Revenues and Costs                   kWhs Sold                        Customers at
                         (In Thousands)      Change       (In Thousands)        Change         Year End          Change
                         1997       1996                1997          1996                 1997        1996
   Residential
     and Farm            $54,804   $55,651      (2%)     810,813      833,669      (3%)   338,837      332,335       2%
   Industrial             35,282    34,112       3%      995,318      931,586       7%        825          809       2%
   Commercial             26,799    26,399       2%      466,859      447,966       4%     46,123       45,035       2%
   Sales to other
     Utilities            38,504    30,911      25%    1,386,957    1,192,342      16%         98           88      11%
   Other                   3,038     1,427     113%       20,193       14,680      38%      1,736        1,717       1%
                         -------   -------             ---------    ---------             -------      -------
       Total             158,427   148,500       7%    3,680,140    3,420,243       8%    387,619      379,984       2%
                         =======   =======    =====    =========    =========    =====    =======      =======    =====
   Electric
     Production
      Fuels               30,073    28,604       5%

   Purchased Power        32,941    15,922     107%
                         -------  --------
      Margin             $95,413  $103,974      (8%)
                         =======  ========    =====



   Electric revenues increased $9.9 million, or 7 percent, as compared with the first quarter in 1996. The increase was the result of higher sales to other utilities and continued economic strength among industrial customers. Warmer weather in 1997 resulted in a 3 percent decline in sales to residential customers.

   Despite higher electric revenues, electric margin decreased $8.6 million, or 8 percent, during the first quarter of 1997 as compared with the first quarter of 1996. The decline in margin reflects the impact of the shutdown at the Kewaunee Nuclear Power Plant (Kewaunee) throughout the first quarter of 1997 for steam generator tube repairs as well as several temporary outages at WP&L's coal-fired plants. These temporary outages resulted in greater reliance on more costly purchased power to meet customer requirements (for further discussion of the Kewaunee plant outage
   see the "Capital Requirements" section below).   The Kewaunee outage and
   increased sales to other utilities resulted in a 107 percent increase in purchased power.

   Gas Operations

                         Revenues and Costs                   Therms Sold                        Customers at
                           (In Thousands)       Change       (In Thousands)       Change           Year End            Change
                          1997        1996                 1997         1996                  1997          1996

   Residential
     and Farm             $41,633      $39,434     6%       60,529       65,866       (8%)    134,858       130,555         3%
   Commercial and
     Industrial            24,112       21,787    11%       42,128       44,863       (6%)     16,622        16,198         3%
   Interruptible              883        1,064   (17%)       1,953        2,968      (34%)        273           288        (5%)
   Transportation
     and other              4,951        9,456   (48%)      61,782       65,417       (6%)        308           161        91%
                          -------      -------             -------      -------               -------       -------
      Total                71,579       71,741     ---     166,392      179,114       (7%)    152,061       147,202         3%
                          =======      ======= ======      =======      =======     =====     =======       =======      =====

   Purchased Gas           47,382      $45,364     4%

      Margin              $24,197      $26,377    (8%)
                          =======      =======  =====



   Gas revenues were unchanged from the first quarter of 1997 as compared with the first quarter of 1996. Therm sales declined 7 percent primarily as a result of warmer weather in the first quarter of 1997 compared with the first quarter of 1996. Partially offsetting the margin impact of the decline in sales was the pass through to customers of the higher costs of natural gas.

   Effective January 1, 1995,  the Public Service Commission of Wisconsin
   (PSCW) approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. Due to favorable gas procurement activities WP&L realized favorable contributions to gas margin of $0.9 million for the first quarter of 1997 and $1.0 million for the first quarter of 1996. A modified gas incentive mechanism has been approved, effective with the retail rate order discussed below under "Capital Resources, Rates and Regulatory Matters."

   The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997. The full amount of the refund will be reflected in the financial results in the second quarter of 1997, which does not have a material impact on earnings.

   Maintenance

   Maintenance expense increased primarily as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants as previously discussed under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions.


   Income Taxes

   Income taxes decreased between first quarters consistent with lower taxable income. The effective rate was 39 percent for both the first quarter of 1997 and the first quarter of 1996.

   LIQUIDITY AND CAPITAL RESOURCES

   WP&L's liquidity is primarily determined by the level of cash generated from operations and the funding requirements of its ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. The Board of Directors of WP&L has authorized the issuance of long term debt not to exceed $105 million in aggregate principal amount. Subject to relevant market and other considerations, WP&L currently intends to issue the long term debt prior to the end of the second quarter of 1997.

   During the first quarter of 1997 and the first quarter of 1996, WP&L generated sufficient cash flows from operations to cover operating expenses, cash dividends and investing activities. Cash flows from operations increased to $91 million for the first quarter of 1997 compared with $90 million for the first quarter in 1996.

   Rates and Regulatory Matters

   The PSCW has approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates will decline by 2.4
   percent and retail gas rates will decline by 2.2 percent   Other items
   included in the rate order are: authorization of a surcharge to collect replacement power costs while Kewaunee remains out of service; authorization of an increase in the return on equity to 11.7 percent from its current level of 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with the current level of
   51.93 percent; reinstatement of the electric fuel adjustment clause; and continuation of a modified gas performance based ratemaking incentive mechanism. The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

   Industry Outlook

   The PSCW inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The goal of the electric restructuring process is to create open access transmission and distribution services for all customers and create competitive generation and customer service markets. Additional proceedings, as well as consultation with the legislature, are planned prior to a target implementation date after the year 2000. WP&L cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. WP&L believes, however, that it is well positioned to compete in a deregulated environment. WP&L's rates to all customer classes are competitive within the state of Wisconsin and below the average in the Midwest region.

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide other companies with the same transmission access/service that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing for FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that require clarification in FERC's final rules.

   WP&L complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71 ) "Accounting for the Effects of Certain Types of Regulation." In the event WP&L determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.

   Power Supply

   In April 1997 members of the Wisconsin Reliability Assessment Group announced that certain areas in Wisconsin and the Upper Midwest region are facing unusual electric supply challenges that could effect customers over the next six months. Approximately one-third of the region's nuclear generating capacity is temporarily out of service due to maintenance outages. This includes Kewaunee, which is operated by Wisconsin Public Service Corporation and co-owned by WP&L and Madison Gas and Electric, and the Point Beach nuclear power plant operated by Wisconsin Electric Power Company as well as several nuclear units owned by Commonwealth Edison in northern Illinois. Needed maintenance has also reduced output at some of the region's coal-fired power plants, adding to the energy supply challenges. Several actions are taking place in an attempt to assure adequate power supplies for customers in the coming months such as rescheduling maintenance to increase plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring the nuclear plants on line in June 1997. No assurance can be given that business and residential customers will not be impacted due to electric energy supply challenges.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WP&L's bank lines of credit of $70 million at March 31, 1997 are available to support these borrowings.

   WP&L's capitalization at March 31, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 56 percent common equity, 6 percent preferred stock and 38 percent debt. The common equity total capitalization ratio was 56 percent at March 31, 1997 and 57 percent at March 31, 1996.

   Capital Requirements

   WP&L is a capital-intensive business and requires large investments in long-lived assets; therefore, WP&L's most significant capital requirements relate to construction expenditures at WP&L. Construction expenditures for the three months ended March 31,1997 were $25.5 million. The estimated construction expenditures for the remainder of 1997 are $121.7 million which are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee remains out of service for the repair of the steam generators. It is anticipated that Kewaunee will return to service no earlier than mid to late June 1997. The steam generator tube repair costs total approximately $7.5 million of which WP&L's share is $3.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. The owners will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

   WP&L is also incurring costs associated with the acquisition of replacement power while Kewaunee remains out of service. These costs are expected to exceed the cost of WP&L generated power by approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills, effective April 29,1997, to recover the additional costs of replacement power. The surcharge of $0.223 per Mwh will remain in effect until Kewaunee is returned to service at which time it will be determined if a refund is necessary. For additional information on Kewaunee please refer to the WPL Holdings, Inc. 1996 Annual Report on Form 10-K.


   The net book value of WP&L's share of Kewaunee as of March 31, 1997 was $51.4 million, excluding the value of nuclear fuel.

   Certain matters discussed concerning Kewaunee are forward-looking statements and can generally be identified as such because the content of the statement include the phrase WP&L "expects," or other words of similar import. Similarly, statements that describe WP&L's future plans, objectives and goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results and outcomes to differ materially from those currently anticipated. In addition to the matters discussed above, factors that could affect actual results or outcomes include the timing and nature of regulatory responses and approvals, technological developments and advancements regarding repair of the steam generator tubes, the useful life of the repairs affected and the cost of purchased electric power or additional generating facilities to replace the power generated by Kewaunee.

   NEW ACCOUNTING PRONOUNCEMENT

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and liability recognition when transfers occur. This statement, effective January 1, 1997, has been adopted by WP&L and did not result in a material impact on WP&L's financial position or results of operations.

   INFLATION

   The impacts of inflation on WP&L are currently mitigated through ratemaking methodologies, customer growth and productivity improvements. Inflationary impacts on the nonregulated businesses are not anticipated to be material to WP&L.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement includes increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. At the end of 1996, the contract covered 1,617 of WP&L's employees or approximately 69 percent of the total employees at WP&L.


   PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

              1. Exhibits

        27 A   Financial Data Schedule of WPL Holdings, Inc.

        27 B   Financial Data Schedule of Wisconsin Power and Light Company

              2. Reports on Form 8-K:  None

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1997.


   WPL Holdings, Inc.






   By: /s/ Edward M. Gleason

   Edward M. Gleason, Vice President, Treasurer and Corporate Secretary (principal financial officer)

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1997.


   Wisconsin Power and Light Company






   By: /s/ Edward M. Gleason

   Edward M. Gleason, Controller, Treasurer and Corporate Secretary (principal financial officer)

                                 EXHIBIT INDEX

   Exhibit No.			Description

       27 A   Financial Data Schedule of WPL Holdings, Inc.

       27 B   Financial Data Schedule of Wisconsin Power and Light Company