Form 10-Q
period 1997-06-30
WPL HOLDINGS INC; WISCONSIN POWER & LIGHT CO
filed 1997-08-13
CIK 352541, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                  Name of Registrant, State of
                  Incorporation,                                IRS Employer
    Commission    Address of Principal Executive Offices      Identification
    File Number   and Telephone Number                                Number
                  WPL HOLDINGS, INC.
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311
    1-9894                                                        39-1380265
                  WISCONSIN POWER AND LIGHT COMPANY
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
    0-337         Telephone (608)252-3311                         39-0714890


   Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days.
   Yes X        No _____

   Number of shares outstanding for each class of common stock as of July 31, 1997:

    WPL Holdings, Inc.                 Common Stock, $.01 par value,
                                       30,788,593 shares

    Wisconsin Power and Light Company  Common Stock, $5 par value,
                                       13,326,601 shares (all of which
                                       are owned beneficially and of
                                       record by WPL Holdings, Inc.)

                                    CONTENTS

                                                                  Page
    Part I.   Financial Information

          WPL Holdings, Inc.

              Consolidated Statements of Income for the
                  Three and Six Months Ended
                  June 30, 1997 and 1996                            5

              Consolidated Balance Sheets as of June 30,
                  1997 and December 31, 1996                        6

              Consolidated Statements of Cash Flows for the
                  Six Months Ended
                  June 30, 1997 and 1996                            8

              Notes to Consolidated Financial Statements            9

              Management's Discussion and Analysis of
                 Financial Condition and
                 Results of Operations                             10

           Wisconsin Power and Light Company

              Consolidated Statements of Income for the
                 Three and Six Months Ended
                 June 30, 1997 and 1996                            21

              Consolidated Balance Sheets as of June 30,
                 1997 and December 31, 1996                        22

              Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1996           24

              Notes to Consolidated Financial Statements           25

              Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                        26

    Part II.  Other Information                                    33

              Signatures                                           35

                                   DEFINITIONS

   Certain abbreviations or acronyms used in the text and notes are defined below:

          Abbreviation or Acronym        Term

          DOJ                            U.S. Department of Justice

          FASB                           Financial Accounting Standards Board

          FERC                           Federal Energy Regulatory Commission

          HDC                            Heartland Development Corporation

          HES                            Heartland Energy Services, Inc.

          ICC                            Illinois Commerce Commission

          IEA                            Industrial Energy Applications, Inc.

          IEC                            Interstate Energy Corporation

          IES                            IES Industries Inc.

          IES Diversified                IES Diversified Inc.

          IES Utilities                  IES Utilities Inc.

          IPC                            Interstate Power Company

          IUB                            Iowa Utilities Board

          Kewaunee                       Kewaunee Nuclear Power Plant

          MG&E                           Madison Gas and Electric Company

          MPUC                           Minnesota Public Utilities
                                         Commission

          PSCW                           Public Service Commission of
                                         Wisconsin

          SEC                            Securities and Exchange Commission

          SFAS                           Statement of Financial Accounting
                                         Standards

          WEPCO                          Wisconsin Electric Power Company

          WP&L                           Wisconsin Power and Light Company

          WPLH                           WPL Holdings, Inc.

          WPSC                           Wisconsin Public Service Corporation

                               WPL HOLDINGS, INC.


                              FINANCIAL STATEMENTS


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                      (This page left blank intentionally)

                              WPL HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                               1997        1996       1997         1996
                               (in thousands except for per share data)

   Operating revenues:
     Electric                 $151,306    $137,084   $309,733     $285,584
     Gas                        23,633      28,002     95,212       99,743
     Fees, rents, non-
     utility energy sales
     and other                  31,742      43,207     63,424       83,843
                               -------     -------    -------      -------
                               206,681     208,293    468,369      469,170
                               -------     -------    -------      -------
   Operating expenses:
     Electric production
     fuels                      28,329      27,339     58,403       55,944
     Purchased power            33,679      17,070     67,070       32,993
     Purchased gas              13,884      15,690     61,266       61,054
     Other operation and
     cost of non-utility
     energy                     59,853      75,297    124,740      151,432
     Maintenance                14,882      10,940     25,162       19,491
     Depreciation and
     amortization               26,954      22,712     53,166       45,828
     Taxes other than
     income                      9,200       8,884     18,025       18,055
                               -------     -------    -------      -------
                               186,781     177,932    407,832      384,797
                               -------     -------    -------      -------

   Operating income             19,900      30,361     60,537       84,373
                               -------     -------    -------      -------
   Interest expense and
   other:
     Interest expense            8,910      10,059     18,589       18,980
     Allowance for funds
     used during
     construction                 (680)       (583)    (1,521)      (1,359)
     Other                      (2,461)     (6,894)    (5,364)     (10,994)
                               -------     -------    -------      -------
                                 5,769       2,582     11,704        6,627
                               -------     -------    -------      -------
   Income before income
   taxes and preferred
   dividendrequirement of
   subsidiary                   14,131      27,779     48,833       77,746
   Income taxes                  4,296      10,412     16,343       27,871
   Preferred dividend
   requirement of
   subsidiary                      828         828      1,656        1,656
                               -------     -------    -------      -------
   Net income                 $  9,007   $  16,539   $ 30,834     $ 48,219
                               =======     =======    =======      =======
   Earnings per share of
   common stock                $  0.29    $   0.54    $  1.00     $   1.57
                               =======    ========    =======     ========

   Weighted average number
   of shares of common
   stock outstanding            30,777      30,795     30,775       30,784
                                ======     =======    =======      =======
   Cash dividends paid per
   share of common stock       $  0.50   $  0.4925    $  1.00     $  0.985
                                ======     =======    =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             WPL HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                           June 30,       December 31,
                                             1997             1996
   ASSETS                                       (in thousands)
   Utility plant:
     Plant in service--
       Electric                            $  1,767,540   $   1,729,311
       Gas                                      231,352         227,809
       Water                                     24,516          23,905
       Common                                   185,045         152,093
                                             ----------      ----------
                                              2,208,453       2,133,118
     Less--accumulated provision for
     depreciation                             1,014,232         967,436
                                             ----------      ----------
                                              1,194,221       1,165,682
     Construction work in progress               34,572          55,519
     Nuclear fuel, net                           20,880          19,368
                                             ----------      ----------
                                              1,249,673       1,240,569
                                             ----------      ----------
   Other property and equipment:
     Rental, net                                113,352         112,913
     Other, net                                  10,923          16,350
                                             ----------      ----------
                                                124,275         129,263
                                             ----------      ----------
   Investments:
     Nuclear decommissioning trust
     funds                                      102,074          90,671
     Other investments                           15,076          15,408
                                             ----------      ----------
                                                117,150         106,079
                                             ----------      ----------
   Current assets:
     Cash and equivalents                        42,982          11,070

     Net accounts receivable and
      unbilled revenue, less
      allowance for doubtful
      accounts of $1,760 and
      $1,524, respectively                       80,775          88,798
     Coal, at average cost                       18,623          15,841
     Materials and supplies, at
     average cost                                19,943          19,915
     Gas in storage, at average cost              5,069           9,992
     Prepayments and other                       27,010          26,786
                                             ----------      ----------
                                                194,402         172,402
                                             ----------      ----------
   Restricted cash                                7,823           6,848
                                             ----------      ----------
   Deferred charges:
     Regulatory assets                          161,880         160,877
     Other                                       94,934          84,493
                                             ----------      ----------
                                                256,814         245,370
                                             ----------      ----------
   TOTAL ASSETS                            $  1,950,137    $  1,900,531
                                             ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,        December 31,
                                                    1997             1996
   CAPITALIZATION AND LIABILITIES                     (in thousands)
   Capitalization:
     Common stock, $.01 par value,
      authorized 100,000,000 shares,
      issued and outstanding--
      30,788,593 and 30,773,795,
      respectively                                $     308        $     308
     Additional paid-in capital                     304,053          303,856
     Reinvested earnings                            303,251          303,191
                                                   --------         --------
      Total common equity                           607,612          607,355
                                                   --------         --------

     Subsidiary preferred stock without
     mandatory redemption:
      Cumulative, without par value,
      authorized 3,750,000 shares,
      maximum aggregate stated value
      $150,000,000:
        Cumulative, without par value,
           $100 stated value--
           449,765 shares outstanding                44,977           44,977
        Cumulative, without par value, $25
           stated value--
           599,460 shares outstanding                14,986           14,986
                                                   --------          -------
      Total preferred stock                          59,963           59,963
                                                   --------          -------
     Long-term debt, net                            467,474          362,564
                                                  ---------        ---------
                                                  1,135,049        1,029,882
                                                  ---------        ---------
   Current liabilities:
     Current maturities of long-term debt            56,758           67,626
     Variable rate demand bonds                      56,975           56,975
     Short-term debt                                 73,505          102,779
     Accounts payable and accruals                   91,365          106,486
     Accrued payroll and vacation                    12,340           14,500
     Accrued taxes                                    2,484            4,669
     Accrued interest                                 7,741            9,085
     Other                                           42,175           45,218
                                                  ---------         --------
                                                    343,343          407,338
                                                  ---------         --------
   Other credits:
     Accumulated deferred income taxes              250,761          245,686
     Accumulated deferred investment tax
     credits                                         35,985           36,931
     Accrued environmental remediation
     costs                                           73,583           74,075
     Deferred credits and other                     111,416          106,619
                                                  ---------        ---------
                                                    471,745          463,311
                                                  ---------        ---------
   TOTAL CAPITALIZATION AND LIABILITIES         $ 1,950,137      $ 1,900,531
                                                   ========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                        June 30,
                                                 1997               1996
                                                      (in thousands)
   Cash flows generated from (used for)
   operating activities:
    Net income                                $   30,834         $   48,219
    Adjustments to reconcile net
    income to net cash generated from
       operating activities:
        Depreciation and amortization             53,166             45,828
        Deferred income taxes                        585               (311)
        Investment tax credit
        restored                                    (946)              (955)
        Amortization of nuclear fuel                 202              4,329
        Allowance for equity funds used
        during construction                       (1,135)              (905)
        Gain on sale of other
        property and equipment                      --               (5,676)
        Gain on sale of investment                  --               (3,249)
       Changes in assets and
       liabilities:
        Restricted cash                             (975)            (2,675)
        Net accounts receivable and
        unbilled revenue                           8,023             13,716
        Inventories                                2,113              1,200
        Prepayments and other                       (224)            (6,439)
        Accounts payable and accruals            (18,625)           (24,772)
        Accrued taxes                             (2,185)            11,197
        Other, net                                  (795)           (11,861)
                                                --------           --------
         Net cash from (used for)
         operating activities                     70,038             67,646
                                                --------           --------
   Cash flows generated from (used for)
   financing activities:
        Common stock cash dividends              (30,774)           (30,323)
        Proceeds from issuance of
        long-term debt                           105,000              --
        Net change in short-term debt            (29,274)           (51,991)
        Reduction of long-term debt              (10,691)            (6,636)
        Other, net                                 --                   726
                                                --------            -------
         Net cash from (used for)
         financing activities                     34,261            (88,224)
                                                --------            -------
   Cash flows generated from (used for)
   investing activities:
        Proceeds from sale of other
        property and equipment                    --                 36,264
        Proceeds from sale of
        investment                                --                 22,130
        Additions to utility plant,
        excluding AFUDC                          (57,269)           (50,963)
        Allowance for borrowed funds
        used during construction                    (386)              (454)
        Dedicated decommissioning
        trust funds                              (11,403)           (11,390)
        Net change in other property
        and equipment                              2,198             22,852
        Additions to nuclear fuel                 (1,714)            (2,710)
        Other, net                                (3,813)             3,098
                                                 -------            -------
         Net cash from (used for)
         investing activities                    (72,387)            18,827
                                                 -------            -------
   Net increase (decrease) in cash
   and equivalents                                31,912             (1,751)
   Cash and equivalents at beginning
   of period                                      11,070             11,386
                                                 -------            -------
   Cash and equivalents at end of
   period                                    $    42,982        $     9,635
                                                 =======            =======
   Supplemental disclosures of cash
   flow information:
    Cash paid during the period:
           Interest on debt                   $   19,352        $    19,426
           Preferred stock dividends
             of subsidiary                    $    1,656        $     1,656
           Income taxes                       $   11,812        $    18,757



   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WPLH, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include WPLH and its wholly-owned consolidated subsidiaries, including WP&L. These financial statements should be read in conjunction with the financial statements and the notes included in WPLH's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of
        (a) the consolidated results of operations for the three and six months ended June 30, 1997 and 1996, (b) the consolidated financial position at June 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 1997, as reported for WPLH, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

   2. On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. The securities were issued on June 30, 1997 and the forward contract was settled which resulted in a cash payment of $3.8 million by WP&L. This payment will be recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   3. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to reduce outstanding short-term debt. The balance of the proceeds will be used to retire at maturity the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   PROPOSED MERGER

   WPLH, IES and IPC have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named IEC.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities and IES Diversified. IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, a public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

   On May 7, 1997, the ICC issued an order approving the proposed merger.

   On March 24, 1997, the MPUC issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers.

   On May 7, 1997, WP&L filed testimony with the PSCW proposing a rate freeze from the date of the merger approval through calendar year 2000. The PSCW completed hearings related to the merger in June 1997. Hearings regarding the merger were completed in July 1997 before the IUB. Approvals from the PSCW and IUB are still pending.

   The FERC issued an order on January 15, 1997. Some limited issues were set for hearings that began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and the FERC trial staff. Approval from the FERC is still pending.

   Given that the merger was not consummated before July 7, 1997, the merger partners are required to submit new information to the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ completed its impact review of the merger on market power earlier and all requirements of this review were satisfied. The merger partners do not believe the resubmission will cause any material delays in finalizing the merger.

   The companies expect to receive final decisions on all outstanding regulatory approvals relating to the merger by the end of 1997. Additional information regarding the merger is available in WPLH's 1996 Annual Report on Form 10-K

   THREE MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996:

   OVERVIEW

   WPLH reported consolidated second quarter net income of $9.0 million, or 29 cents per share, compared with $16.5 million, or 54 cents per share, for the same period in 1996. The decrease in earnings primarily reflects the operation of WPLH's utility subsidiary, WP&L. Contributing to the decrease in earnings were lower electric margin due to plant outages and reduced gas margin due to warmer weather in the second quarter of 1997 as compared with the same period in 1996. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996.

   HDC, parent company of WPLH's non-regulated operations, reported a net loss of $0.3 million for the second quarter of 1997 compared with a net loss of $2.2 million for the same period in 1996. Performance in the second quarter of 1996 was impaired by contract losses associated with the start-up of the energy marketing subsidiary.

   Electric Operations
                          Revenues and Costs                     kWhs Sold                          Customers at
                            (In Thousands)        Change       (In Thousands)         Change          Month End          Change
                          1997         1996                  1997          1996                  1997          1996

   Residential
     and Farm            $ 45,206    $  43,776      3%       652,831       633,695      3%       340,160       334,035       2%
   Industrial              38,908       36,450      7%     1,049,251     1,003,872      5%           837           810       3%
   Commercial              25,738       24,519      5%       437,705       421,098      4%        46,356        45,300       2%
   Sales to other
     Utilities             40,047       31,367     28%     1,405,889     1,290,219      9%           107            92      16%
   Other                    1,407          972     45%        13,264        15,591    (15%)        1,741         1,742      (0%)
                         --------     --------             ---------     ---------              --------      --------
       Total             $151,306     $137,084     10%     3,558,940     3,364,475      6%       389,201       381,979       2%
                         ========     ========    ====     =========     =========    ====      ========      ========     ====
   Electric
     Production Fuels      28,329       27,339      4%
   Purchased Power         33,679       17,070     97%
                         --------     --------
      Margin            $  89,298    $  92,675     (4%)
                         ========     ========    ====



   Electric revenues increased $14.2 million, or 10 percent, as compared with the second quarter of 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities contributed to the increase in revenues.

   WP&L had an average retail rate reduction of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which also was effective April 29, 1997 through July 1, 1997, offset this rate decrease for the second quarter. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $3.4 million, or 4 percent, as compared with the second quarter of 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the second quarter of 1997 for steam generator tube repairs, as well as several temporary, routine outages at WP&L's coal-fired plants during April and May of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 97 percent increase in purchased power.

   Gas Operations
                          Revenues and Costs                Therms Sold                  Customers at
                            (In Thousands)       Change    (In Thousands)     Change       Month End       Change
                          1997         1996                1997      1996               1997       1996

   Residential
     and Farm            $ 11,774   $  14,703     (20%)    20,553    23,245    (12%)   135,378    131,093     3%
   Commercial and
     Industrial             6,125       7,855     (22%)    13,958    15,493    (10%)    16,632     16,160     3%
   Interruptible              454         611     (26%)     1,346     1,659    (19%)       285        258    10%
   Transportation
     and other              5,280       4,833       9%     38,254    34,339     11%        379        266    42%
                          -------     -------             -------   -------            -------    -------
      Total              $ 23,633   $  28,002     (16%)    74,111    74,736     (1%)   152,674    147,777     3%
                          =======     =======     ====    =======   =======    ====    =======    =======   ====
   Purchased Gas           13,884      15,690     (12%)
                          -------     -------
      Margin             $  9,749   $  12,312     (21%)
                          =======     =======     ====


   Gas revenues decreased $4.4 million, or 16 percent, as compared with the second quarter of 1996. Revenues declined due to the pass through to customers of lower costs per therm of natural gas, the average retail rate decrease of 2.2 percent effective April 29, 1997 and lower therm sales to native customers due to warmer weather in the second quarter of 1997. Although total therm sales remained relatively unchanged, a shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margins.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million annually. WP&L realized unfavorable contributions to gas margin of $0.5 million and $0.1 million for the second quarters of 1997 and 1996, respectively. The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997. A modified gas incentive mechanism has been approved and is effective with the retail rate order discussed below under "Rates and Regulatory Matters."

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflects sales and revenues of WPLH's non-regulated subsidiaries, consolidated under HDC. The decrease in these revenues for the second quarter of 1997 is primarily due to the formation of a joint venture, effective January 1, 1997, between the gas marketing business of the energy marketing subsidiary and IEA, the energy marketing subsidiary of IES Industries. Earnings related to this joint venture are included with "Interest Expense and Other." Second quarter revenues in 1996 included $5.5 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in revenues.

   Other Operation and Cost of Non-Utility Energy

   The decrease in other operation and cost of non-utility energy is primarily due to the recording of the earnings associated with the joint venture under "Interest Expense and Other," as discussed above. Second quarter operating expenses in 1996 included $7.1 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and the reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in other operations expense.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. Additional contributions to the nuclear decommissioning trust fund also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The decrease in interest expense primarily reflects a favorable settlement of outstanding tax issues related to permanent differences and nonutility operations in the second quarter of 1997. Other income in the second quarter of 1996 included a $5.2 million pre-tax gain from the sale of a combustion turbine.

   Income Taxes

   The decrease in income taxes between quarters is consistent with lower taxable income.


   SIX MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996

   OVERVIEW

   WPLH reported consolidated net income for the six months ended June 30, 1997 of $30.8 million , or $1.00 per share, compared with $48.2 million, or $1.57 per share, for the same period in 1996. The decrease in earnings primarily reflects the operation of WPLH's utility subsidiary, WP&L. Contributing to the decrease in earnings were lower electric margin due to plant outages and reduced gas margin due to warmer weather for the six months ended June 30, 1997 as compared with the same period in 1996. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996.

   HDC, parent company of WPLH's non-regulated operations, reported a net loss of $1.4 million for the six months ended June 30, 1997 compared with a net loss of $2.1 million for the same period in 1996. Performance in 1996 was impaired by contract losses associated with the start-up of the energy marketing subsidiary. Partially offsetting these losses was an after-tax gain of $2.1 million relating to the sale of investments in assisted living properties in the first quarter of 1996.

   Electric Operations
                            Revenues and Costs                       kWhs Sold                        Customers at
                              (In Thousands)         Change        (In Thousands)       Change         Month End          Change
                            1997           1996                  1997         1996                  1997         1996

   Residential
     and Farm               $100,011     $  99,428       1%    1,463,644    1,467,364     (0%)      340,160     334,035      2%
   Industrial                 74,190        70,562       5%    2,044,569    1,935,459      6%           837         810      3%
   Commercial                 52,538        50,918       3%      904,564      869,064      4%        46,356      45,300      2%
   Sales to other
     Utilities                78,551        62,278      26%    2,792,847    2,482,561     12%           107          92     16%
   Other                       4,443         2,398      85%       33,457       30,271     11%         1,741       1,742     (0%)
                             -------       -------             ---------    ---------               -------     -------
      Total                 $309,733      $285,584       8%    7,239,081    6,784,719      7%       389,201     381,979      2%
                             =======       =======     ====     ========    =========    ====       =======     =======    ====
   Electric
     Production Fuels         58,403        55,944       4%
   Purchased Power            67,070        32,993     103%
                             -------       -------
      Margin                $184,260      $196,647      (6%)
                             =======       =======     ====


   Electric revenues increased $24.1 million, or 8 percent, as compared with the six months ended June 30, 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of warmer weather in 1997.

   WP&L had an average retail rate decrease of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which also was effective April 29, 1997 through July 1, 1997, offset this rate decrease for the second quarter. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $12.4 million, or 6 percent, as compared with the six months ended June 30, 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 103 percent increase in purchased power.


   Gas Operations
                                 Revenues and Costs                      Therms Sold                     Customers at
                                   (In Thousands)         Change       (In Thousands)       Change        Month End        Change
                                1997           1996                   1997         1996                1997        1996

   Residential
     and Farm                  $  53,406      $  54,137      (1%)      81,082      89,112     (9%)    135,378     131,093     3%
   Commercial and
     Industrial                   30,237         29,642       2%       56,086      60,355     (7%)     16,632      16,160     3%
   Interruptible                   1,337          1,675     (20%)       3,299       4,627    (29%)        285         258    10%
   Transportation
     and other                    10,232         14,289     (28%)     100,036      99,758      0%         379         266    42%
                                 -------        -------               -------     -------             -------     -------
      Total                    $  95,212      $  99,743      (5%)     240,503     253,852     (5%)    152,674     147,777     3%
                                 =======        =======     ====      =======     =======    ====     =======     =======   ====
   Purchased Gas                  61,266         61,054       0%
                                 -------        -------
      Margin                   $  33,946      $  38,689     (12%)
                                 =======         ======     ====


   Gas revenues decreased $4.5 million, or 5 percent, as compared with the six months ended June 30, 1996. The average retail rate decrease of 2.2 percent effective April 29, 1997 and reduced therm sales due to warmer weather in the first half of 1997 resulted in the revenue decrease. A shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margins.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. WP&L realized favorable contributions to gas margin of $0.3 million and $0.9 million for the six months ended June 30, 1997 and 1996, respectively.
   The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997. A modified gas incentive mechanism has been approved and is effective with the retail rate order discussed below under "Rates and Regulatory Matters."

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflects sales and revenues of WPLH's non-regulated subsidiaries, consolidated under HDC. The decrease in these revenues for the six months ended June 30, 1997 is primarily due to the formation of a joint venture, effective January 1, 1997, between the gas marketing business of the energy marketing subsidiary and IEA, the energy marketing subsidiary of IES Industries. Earnings related to this joint venture are included with "Interest Expense and Other." Revenues for the six months ended June 30, 1996 included $13.0 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in revenues for 1997.

   Other Operation and Cost of Non-Utility Energy

   The decrease in other operation and cost of non-utility energy is primarily due to the recording of the earnings associated with the joint venture under "Interest Expense and Other," as discussed above. Operating expenses for the six months ended June 30, 1996 included $17.5 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and the reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in other operations expense for 1997.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. Additional contributions to the nuclear decommissioning trust fund also contributed to the increase in depreciation expense.

   Interest Expense and Other

   Other income in 1996 included a second quarter $5.2 million pre-tax gain from the sale of a combustion turbine and a first quarter $3.3 million pre-tax gain from the sale of HDC's investment in assisted living properties.

   Income Taxes

   The decrease in income taxes between periods is consistent with lower taxable income. The effective rate was 34 percent and 36 percent for the six months ended June 30, 1997 and 1996, respectively.

   LIQUIDITY AND CAPITAL RESOURCES

   WPLH's liquidity is primarily determined by the level of cash generated from its utility operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to pay maturing short-term debt. The balance of the proceeds will be used to retire at maturity the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   During the first six months of 1997, WPLH generated sufficient cash flows from operations and financing activities to cover operating expenses, cash dividends and investing activities. Cash flows from operations increased to $70.0 million for the six months ended June 30, 1997 compared with $67.6 million for the same period in 1996. The increase in cash flows from financing activities of $122.5 million is primarily a result of the debentures issued as discussed above. Cash flows used for investing activities increased $91.2 million from June 30, 1996 to June 30, 1997. Cash flows related to investing activities in 1996 were offset by recognition of $22 million in proceeds primarily from the sale of the investment in assisted living properties at HDC and $36 million in proceeds from the sale of a combustion turbine at WP&L.

   Rates and Regulatory Matters

   The PSCW approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates declined by 2.4 percent and retail gas rates declined by 2.2 percent. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee was out of service; authorization of an increase in the return on equity to 11.7 percent from 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with
   51.93 percent; reinstatement of the electric fuel adjustment clause (in May and June, WP&L was within the PSCW allowable range); continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive (no incentive was earned through June 30, 1997). The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. For the six months ended June 30, 1997, the contribution to gas margin was $0.3 million.

   Industry Outlook

   The primary business of WPLH is that of WP&L, which is subject to regulation by the PSCW and the FERC. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The goal of the electric restructuring process is to create open access transmission and distribution services for all customers and create competitive generation and customer service markets. Additional proceedings, as well as consultation with the Wisconsin legislature, are planned prior to a target implementation date after the year 2000. WPLH cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. WPLH's strategy for dealing with these emerging issues includes seeking growth opportunities, improving customer service, ongoing cost reductions and productivity enhancements. The major objective of these actions is to allow WP&L to better prepare for a competitive, deregulated electric utility industry.

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide the same transmission access and service for wholesale transactions that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing in FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that required clarification in FERC's final rules. In compliance with these orders, WP&L filed revised transmission tariffs. WPLH cannot predict the long-term consequences of these rules on its results of operations or financial condition.

   WP&L complies with the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation." In the event WP&L determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and
   (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.

   Power Supply

   In April 1997, members of the Wisconsin Reliability Assessment Group announced that certain areas in Wisconsin and the Upper Midwest region would be facing unusual electric supply challenges that could affect customers through September 1997. Approximately one-third of the region's nuclear generating capacity was temporarily out of service due to maintenance outages. This included Kewaunee, which is operated by WPSC and co-owned by WP&L and MG&E, and the Point Beach nuclear power plant operated by WEPCO, as well as several nuclear units owned by Commonwealth Edison in northern Illinois. Several actions have taken place in an attempt to ensure adequate power supplies for customers in the summer months, such as rescheduling maintenance to increase plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring other nuclear plants on line. In addition, Kewaunee was returned to service June 12, 1997 which alleviates some of the concerns about electricity shortages.

   No assurance can be given that business and residential customers will not be impacted due to electric energy supply challenges. However, to date, Wisconsin utilities have been able to meet all customer demand except those customers on voluntary interruption programs.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WPLH's bank lines of credit of $120 million at June 30,1997 are available to support these borrowings.

   WPLH's capitalization at June 30, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 46 percent common equity, 5 percent preferred stock and 49 percent debt. The common equity total capitalization ratio was 46 percent at June 30, 1997 and 48 percent at December 31, 1996.

   Capital Requirements

   WPLH's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets. Therefore, WPLH's most significant capital requirements relate to construction expenditures at WP&L. Construction expenditures for the six months ended June 30, 1997 were $58.8 million. The estimated capital expenditures for the remainder of 1997 are $88.4 million. These are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. Kewaunee is jointly owned by WP&L, WPSC and MG&E. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. The steam generator tube repair costs were approximately $7.5 million. WP&L's share of these costs is $3.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. Therefore, WP&L has deferred $2.1 million of these costs. WP&L will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

   WP&L incurred additional costs associated with the acquisition of replacement power while Kewaunee was out of service. These costs were approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills with a refund provision, effective April 29,1997 through July 1, 1997, to recover the additional costs of replacement power during that period. The surcharge of $0.223 per mwh was discontinued on July 1, 1997 and a small refund will be paid to customers. Refer to WPLH's 1996 Annual Report on Form 10-K for additional information on Kewaunee.

   The net book value of WP&L's share of Kewaunee as of June 30, 1997 was $51.4 million, excluding the value of nuclear fuel.

   INFLATION

   The impacts of inflation on WP&L currently are mitigated through ratemaking methodologies, customer growth and productivity improvements. Inflationary impacts on the nonregulated businesses are not anticipated to be material to WPLH.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement included increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. As of June 30, 1997, the contract covered 1,613 of WP&L's employees, or approximately 69 percent of the total employees at WP&L.

   Joint Venture

   On June 11, 1997, WPLH announced the formation of a joint venture with Cargill, Inc. The joint venture, to be named Cargill-IEC, will be an energy-commodity trading company that will offer a range of energy trading, marketing and risk management services to wholesale electric customers. WPLH, through its subsidiary, HES, has been an active participant in the bulk power market since 1994. Power trading will begin under the joint venture upon receipt of a FERC license which is anticipated during the third quarter of 1997.

   Dividend Declaration

   On July 23, 1997, the Board of Directors of WPLH declared a quarterly dividend on WPLH's Common Stock. The dividend is 50 cents per share payable August 15, 1997 to shareowners of record on July 31, 1997.

                   (this page left blank intentionally)

                        WISCONSIN POWER AND LIGHT COMPANY

                              FINANCIAL STATEMENTS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      (this page left blank intentionally)

                       WISCONSIN POWER AND LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                              1997          1996         1997        1996
                                           (in thousands)

   Operating revenues:
     Electric               $ 151,306     $ 137,084   $ 309,733   $ 285,584
     Gas                       23,633        28,002      95,212      99,743
     Water                      1,126         1,031       2,125       2,024
                              -------       -------     -------     -------
                              176,065       166,117     407,070     387,351
                              -------       -------     -------     -------
   Operating expenses:
     Electric
      production fuels         28,329        27,339      58,403      55,944
     Purchased power           33,679        17,070      67,070      32,993
     Purchased gas             13,884        15,690      61,266      61,054
     Other operation           31,068        32,951      65,408      66,710
     Maintenance               14,882        10,940      25,161      19,491
     Depreciation and
      amortization             25,539        21,010      50,376      42,677
     Taxes other than
      income                    7,990         7,447      15,417      15,004
                              -------       -------     -------     -------
                              155,371       132,447     343,101     293,873
                              -------       -------     -------     -------
                               20,694        33,670      63,969      93,478
                              -------       -------     -------     -------
   Operating income
   Interest expense and
    other:
     Interest expense           5,877         7,858      13,882      15,614
     Allowance for
      funds used during
      construction               (680)         (583)     (1,521)     (1,359)
     Other                     (2,636)       (7,238)     (4,949)     (8,134)
                              -------       -------     -------     -------
                                2,561            37       7,412       6,121
                              -------       -------     -------     -------
   Income before income
    taxes and preferred
    dividend
    requirement                18,133        33,633      56,557      87,357
   Income taxes                 7,089        13,267      22,162      34,213
   Preferred dividend
    requirement                   828           828       1,656       1,656
                              -------       -------     -------     -------
   Net income               $  10,216     $  19,538   $  32,739   $  51,488
                              =======       =======     =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED BALANCE SHEETS

                                      June 30,     December 31,
                                        1997           1996
   ASSETS                                 (in thousands)
   Utility plant:
     Plant in service--
       Electric                     $  1,767,540    $  1,729,311
       Gas                               231,352         227,809
       Water                              24,516          23,905
       Common                            185,045         152,093
                                      ----------      ----------
                                       2,208,453       2,133,118
     Less--accumulated provision
      for depreciation                 1,014,232         967,436
                                      ----------      ----------
                                       1,194,221       1,165,682
     Construction work in
      progress                            34,572          55,519
     Nuclear fuel, net                    20,880          19,368
                                      ----------      ----------
                                       1,249,673       1,240,569
                                      ----------      ----------
   Other property and equipment,
    net                                    1,397           1,397
                                      ----------      ----------
   Investments:
     Nuclear decommissioning
      trust funds                        102,074          90,671
     Other investments                    15,022          15,354
                                      ----------      ----------
                                         117,096         106,025
                                      ----------      ----------
   Current assets:
     Cash and equivalents                 35,111           4,167
     Net accounts receivable and
      unbilled revenue                    18,966          34,220
     Coal, at average cost                18,623          15,841
     Materials and supplies, at
     average cost                         19,943          19,915
     Gas in storage, at average
     cost                                  5,069           9,992
     Prepayments and other                22,114          22,053
                                      ----------      ----------
                                         119,826         106,188
                                      ----------      ----------
   Deferred charges:
     Regulatory assets                   161,880         160,877
     Other                                73,595          62,758
                                      ----------      ----------
                                         235,475         223,635
                                      ----------      ----------
   TOTAL ASSETS                     $  1,723,467    $  1,677,814
                                      ==========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                     WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                            June 30,        December 31,
                                              1997              1996
                                                 (in thousands)
   CAPITALIZATION AND LIABILITIES
   Capitalization:
     Common stock, $5 par value,
       authorized 18,000,000 shares,
       issued and outstanding--
       13,236,601 shares                    $  66,183         $  66,183
     Additional paid-in capital               199,169           199,170
     Reinvested earnings                      302,064           310,805
                                             --------          --------
       Total common equity                    567,416           576,158
                                             --------          --------

     Preferred stock without
     mandatory redemption:
       Cumulative, without par value,
       authorized 3,750,000 shares,
       maximum aggregate stated value
       $150,000,000
        Cumulative, without par value,
        $100 stated value--
        449,765 shares outstanding             44,977            44,977
        Cumulative, without par
        value, $25 stated value--
        599,460 shares outstanding             14,986            14,986
                                             --------          --------
       Total preferred stock                   59,963            59,963
                                             --------          --------
     Long-term debt, net                      363,393           258,660
                                             --------          --------
                                              990,772           894,781
                                             --------          --------
   Current liabilities:
     Current maturities of long-term
     debt                                      55,000            55,000
     Variable rate demand bonds                56,975            56,975
     Short-term debt                           23,500            69,500
     Accounts payable and accruals             84,989            92,719
     Accrued payroll and vacation               9,397            11,687
     Accrued taxes                                830             3,616
     Accrued interest                           7,507             7,504
     Other                                     34,769            34,424
                                             --------          --------
                                              272,967           331,425
                                             --------          --------
   Other credits:
     Accumulated deferred income
     taxes                                    248,686           244,817
     Accumulated deferred investment
     tax credits                               35,985            36,931
     Accrued environmental
     remediation costs                         73,583            74,075
     Deferred credits and other               101,474            95,785
                                             --------          --------
                                              459,728           451,608
                                             --------          --------
   TOTAL CAPITALIZATION AND
    LIABILITIES                            $1,723,467        $1,677,814
                                            =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                     June 30,
                                               1997             1996
                                                  (in thousands)
   Cash flows generated from (used for)
   operating activities:
     Net income                              $  34,395         $  53,144
     Adjustments to reconcile net
       income to net cash generated
       from operating activities:
         Depreciation and amortization          50,376            42,677
         Deferred income taxes                     585             2,140
         Investment tax credit restored           (946)             (955)
         Amortization of nuclear fuel              202             4,329
         Allowance for equity funds used
         during construction                    (1,135)             (905)
         Gain on sale of other property
         and equipment                              --            (5,676)
       Changes in assets and
       liabilities:
         Net accounts receivable and
         unbilled revenue                       15,254            16,724
         Inventories                             2,113             1,088
         Prepayments and other                     (61)           (4,467)
         Accounts payable and accruals         (10,017)          (21,303)
         Accrued taxes                          (2,786)            6,905
         Other, net                              1,882            (2,594)
                                               -------           -------
           Net cash from (used for)
           operating activities                 89,862            91,107
                                               -------           -------
   Cash flows generated from (used for)
   financing activities:

         Common stock cash dividends           (41,480)          (28,982)
         Preferred stock dividends              (1,656)           (1,656)
         Proceeds from issuance of
         long-term debt                        105,000               --
         Net change in short-term debt         (46,000)          (49,500)
         Retirement of first mortgage
         bonds                                      --            (5,001)
         Other, net                               (267)             --
                                              --------           -------
           Net cash from (used for)
           financing activities                 15,597           (85,139)
                                              --------           -------

   Cash flows generated from (used for)
   investing activities:
         Proceeds from sale of other
         property and equipment                     --            36,264
         Additions to utility plant,
         excluding AFUDC                       (57,269)          (50,963)
         Allowance for borrowed funds
         used during construction                 (386)             (454)
         Dedicated decommissioning
         trust funds                           (11,403)          (11,390)
         Additions to nuclear fuel              (1,714)           (2,710)
         Other, net                             (3,743)           25,480
                                               -------           -------
           Net cash from (used for)
           investing activities                (74,515)           (3,773)
                                                ------           -------
   Net increase (decrease) in cash and
   equivalents                                  30,944             2,195
   Cash and equivalents at beginning of
   period                                        4,167             4,671
                                               -------           -------
   Cash and equivalents at end of
   period                                    $  35,111         $   6,866
                                               =======           =======
   Supplemental disclosures of cash
   flow information:
     Cash paid during the period:
           Interest on debt                  $  14,646         $  14,650
           Income taxes                      $  17,270         $  22,837



   The accompanying notes are an integral part of the consolidated financial statements

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include WP&L and its wholly-owned consolidated subsidiaries. WP&L is a subsidiary of WPLH. These financial statements should be read in conjunction with the financial statements and the notes included in WP&L's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1997 and 1996, (b) the consolidated financial position at June 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

   2. On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. The securities were issued on June 30, 1997 and the forward contract was settled which resulted in a cash payment of $3.8 million by WP&L. This payment will be recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   3. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to reduce outstanding short-term debt. The balance of the proceeds will be used to retire at maturity the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   PROPOSED MERGER

   WPLH, IES and IPC have entered into an Agreement and Plan of Merger, as amended, dated November 10, 1995, which provides for the combination of all three companies. The new company will be named IEC.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities and IES Diversified. IES Utilities supplies electric and gas service to approximately 336,000 and 176,000 customers, respectively, in Iowa. IES Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, a public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 165,000 and 49,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is conditioned on the receipt of approvals of several federal and state regulatory agencies. The status of these approvals is as follows:

   On May 7, 1997, the ICC issued an order approving the proposed merger.

   On March 24, 1997, the MPUC issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a 4-year rate freeze for IPC's Minnesota customers.

   On May 7, 1997, WP&L filed testimony with the PSCW proposing a rate freeze from the date of the merger approval through calendar year 2000. The PSCW completed hearings related to the merger in June 1997. Hearings regarding the merger were completed in July 1997 before the IUB. Approvals from the PSCW and IUB are still pending.

   The FERC issued an order on January 15, 1997. Some limited issues were set for hearings that began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and the FERC trial staff. Approval from the FERC is still pending.

   Given that the merger was not consummated before July 7, 1997, the merger partners are required to submit new information to the DOJ pursuant to the Hart-Scott-Rodino Antitrust Improvements Act. The DOJ completed its impact review of the merger on market power earlier and all requirements of this review were satisfied. The merger partners do not believe the resubmission will cause any material delays in finalizing the merger.

   The companies expect to receive final decisions on all outstanding regulatory approvals relating to the merger by the end of 1997. Additional information regarding the merger is available in WPLH's 1996 Annual Report on Form 10-K

   THREE MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996:

   OVERVIEW

   WP&L reported consolidated second quarter net income of $10.2 million compared with $19.5 million for the same period in 1996. Contributing to the decrease in earnings were lower electric margin due to plant outages and reduced gas margin due to warmer weather in the second quarter of 1997 as compared with the same period in 1996. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996.

   Electric Operations
                         Revenues and Costs                    kWhs Sold                     Customers at
                           (In Thousands)       Change      (In Thousands)        Change       Month End        Change
                          1997         1996               1997         1996                 1997       1996

   Residential
     and Farm           $  45,206   $  43,776       3%    652,831       633,695      3%    340,160    334,035      2%
   Industrial              38,908      36,450       7%  1,049,251     1,003,872      5%        837        810      3%
   Commercial              25,738      24,519       5%    437,705       421,098      4%     46,356     45,300      2%
   Sales to other
     Utilities             40,047      31,367      28%  1,405,889     1,290,219      9%        107         92     16%
   Other                    1,407         972      45%     13,264        15,591    (15%)     1,741      1,742     (0%)
                         --------    --------            --------     ---------            -------    -------
       Total             $151,306    $137,084      10%  3,558,940     3,364,475      6%    389,201    381,979      2%
                         ========    ========     ====  =========     =========    ====    =======    =======    ====
   Electric
     Production Fuels      28,329      27,339       4%
   Purchased Power         33,679      17,070      97%
                         --------    --------
      Margin            $  89,298   $  92,675      (4%)
                         ========    ========     ====


   Electric revenues increased $14.2 million, or 10 percent, as compared with the second quarter of 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities contributed to the increase in revenues.

   WP&L had an average retail rate reduction of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which also was effective April 29, 1997 through July 1, 1997, offset this rate decrease for the second quarter. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $3.4 million, or 4 percent, as compared with the second quarter of 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the second quarter of 1997 for steam generator tube repairs, as well as several temporary, routine outages at WP&L's coal-fired plants during April and May of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 97 percent increase in purchased power.

   Gas Operations
                          Revenues and Costs                  Therms Sold                   Customers at
                           (In Thousands)        Change    (In Thousands)     Change        Month End         Change
                          1997         1996                1997      1996                1997        1996

   Residential
     and Farm           $  11,774   $  14,703      (20%)   20,553    23,245     (12%)   135,378     131,093       3%
   Commercial and
     Industrial             6,125       7,855      (22%)   13,958    15,493     (10%)    16,632      16,160       3%
   Interruptible              454         611      (26%)    1,346     1,659     (19%)       285         258      10%
   Transportation
     and other              5,280       4,833        9%    38,254    34,339      11%        379         266      42%
                         --------    --------             -------   -------            --------     -------
      Total             $  23,633   $  28,002      (16%)   74,111    74,736      (1%)   152,674     147,777       3%
                          =======     =======      ====   =======   =======     ====    =======     =======     ====
                           13,884      15,690      (12%)
                          -------    --------
   Purchased Gas
      Margin             $  9,749    $ 12,312      (21%)
                          =======    ========      ====

   Gas revenues decreased $4.4 million, or 16 percent, as compared with the second quarter of 1996. Revenues declined due to the pass through to customers of lower costs per therm of natural gas, the average retail rate decrease of 2.2 percent effective April 29, 1997 and lower therm sales to native customers due to warmer weather in the second quarter of 1997. Although total therm sales remained relatively unchanged, a shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margins.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million annually. WP&L realized unfavorable contributions to gas margin of $0.5 million and $0.1 million for the second quarters of 1997 and 1996, respectively. The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997.
   A modified gas incentive mechanism has been approved and is effective with the retail rate order discussed below under "Rates and Regulatory Matters."

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. Additional contributions to the nuclear decommissioning trust fund also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The decrease in interest expense primarily reflects a favorable settlement of outstanding tax issues related to permanent differences and nonutility operations in the second quarter of 1997. Other income in the second quarter of 1996 included a $5.2 million pre-tax gain from the sale of a combustion turbine.

   Income Taxes

   The decrease in income taxes between quarters is consistent with lower taxable income.

   SIX MONTHS ENDED JUNE 30, 1997 VS. JUNE 30, 1996

   OVERVIEW

   WP&L reported consolidated net income for the six months ended June 30, 1997 of $32.7 million compared with $51.5 million for the same period in 1996. Contributing to the decrease in earnings were lower electric margin due to plant outages and reduced gas margin due to warmer weather for the six months ended June 30, 1997 as compared with the same period in 1996. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996.

   Electric Operations
                         Revenues and Costs                     kWhs Sold                      Customers at
                           (In Thousands)       Change        (In Thousands)        Change       Month End       Change
                          1997         1996                 1997         1996                 1997      1996

   Residential
     and Farm            $100,011    $ 99,428       1%    1,463,644    1,467,364      (0%)  340,160    334,035       2%
   Industrial              74,190      70,562       5%    2,044,569    1,935,459       6%       837        810       3%
   Commercial              52,538      50,918       3%      904,564      869,064       4%    46,356     45,300       2%
   Sales to other
     Utilities             78,551      62,278      26%    2,792,847    2,482,561      12%       107         92      16%
   Other                    4,443       2,398      85%       33,457       30,271      11%     1,741      1,742      (0%)
                         --------    --------             ---------    ---------           --------   --------
      Total              $309,733    $285,584       8%    7,239,081    6,784,719       7%   389,201    381,979       2%
                         ========    ========     ====    =========    =========     ====  ========   ========     ====
   Electric
     Production Fuels      58,403      55,944       4%

   Purchased Power         67,070      32,993     103%
                         --------    --------
      Margin             $184,260    $196,647      (6%)
                         ========    ========     ====


   Electric revenues increased $24.1 million, or 8 percent, as compared with the six months ended June 30, 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of warmer weather in 1997.

   WP&L had an average retail rate decrease of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which also was effective April 29, 1997 through July 1, 1997, offset this rate decrease for the second quarter. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $12.4 million, or 6 percent, as compared with the six months ended June 30, 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 103 percent increase in purchased power.

   Gas Operations
                             Revenues and Costs                     Therms Sold                      Customers at
                               (In Thousands)         Change      (In Thousands)       Change         Month End         Change
                             1997           1996                 1997        1996                 1997         1996

   Residential
     and Farm               $  53,406     $  54,137      (1%)    81,082       89,112       (9%)   135,378     131,093       3%
   Commercial and
     Industrial                30,237        29,642       2%     56,086       60,355       (7%)    16,632      16,160       3%
   Interruptible                1,337         1,675     (20%)     3,299        4,627      (29%)       285         258      10%
   Transportation
     and other                 10,232        14,289     (28%)   100,036       99,758        0%        379         266      42%
                             --------      --------             -------      -------              -------     -------
      Total                 $  95,212     $  99,743      (5%)   240,503      253,852       (5%)   152,674     147,777       3%
                              =======       =======     ====    =======      =======      ====    =======     =======     ====
                               61,266        61,054       0%
                             --------      --------
   Purchased Gas
      Margin                $  33,946     $  38,689     (12%)
                             ========      ========    =====


   Gas revenues decreased $4.5 million, or 5 percent, as compared with the six months ended June 30, 1996. The average retail rate decrease of 2.2 percent effective April 29, 1997 and reduced therm sales due to warmer weather in the first half of 1997 resulted in the revenue decrease. A shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margins.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. WP&L realized favorable contributions to gas margin of $0.3 million and $0.9 million for the six months ended June 30, 1997 and 1996, respectively.
   The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997. A modified gas incentive mechanism has been approved and is effective with the retail rate order discussed below under "Rates and Regulatory Matters."

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. Additional contributions to the nuclear decommissioning trust fund also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The decrease in interest expense primarily reflects a favorable settlement of an outstanding tax issues related to permanent differences and nonutility operations in the second quarter of 1997. Other income in the second quarter of 1996 included a $5.2 million pre-tax gain from the sale of a combustion turbine.

   Income Taxes

   The decrease in income taxes between periods is consistent with lower taxable income. The effective rate was 39 percent for the six months ended June 30, 1997 and 1996.


   LIQUIDITY AND CAPITAL RESOURCES

   WP&L's liquidity is primarily determined by the level of cash generated from its operations and the funding requirements of it's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to pay maturing short-term debt. The balance of the proceeds will be used to retire at maturity the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   During the first six months of 1997, WP&L generated sufficient cash flows from operations and financing activities to cover operating expenses, cash dividends and investing activities. Cash flows from operations decreased to $89.9 million for the six months ended June 30, 1997 compared with $91.1 million for the same period in 1996. The increase in cash flows from financing activities of $100.7 million is primarily a result of the debentures issued as discussed above. Cash flows used for investing activities increased $78.3 million from June 30, 1996 to June 30, 1997. Cash flows related to investing activities in 1996 were offset by recognition of $36 million in proceeds from the sale of a combustion turbine.

   Rates and Regulatory Matters

   The PSCW approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates declined by 2.4 percent and retail gas rates declined by 2.2 percent. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee was out of service; authorization of an increase in the return on equity to 11.7 percent from 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with
   51.93 percent; reinstatement of the electric fuel adjustment clause (in May and June, WP&L was within the PSCW allowable range); continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive (no incentive was earned through June 30, 1997). The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. For the six months ended June 30, 1997, the contribution to gas margin was $0.3 million.


   Industry Outlook

   The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The goal of the electric restructuring process is to create open access transmission and distribution services for all customers and create competitive generation and customer service markets. Additional proceedings, as well as consultation with the Wisconsin legislature, are planned prior to a target implementation date after the year 2000. WP&L cannot currently predict what impact, if any, these proceedings may have on its future financial condition or results of operations. WP&L's strategy for dealing with these emerging issues includes seeking growth opportunities, improving customer service, ongoing cost reductions and productivity enhancements. The major objective of these actions is to allow WP&L to better prepare for a competitive, deregulated electric utility industry.

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) that will promote competition by opening access to the nation's wholesale power market. The new orders require public utilities that own, control or operate transmission systems to provide the same transmission access and service for wholesale transactions that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing in FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that required clarification in FERC's final rules. In compliance with these orders, WP&L filed revised transmission tariffs. WP&L cannot predict the long-term consequences of these rules on its results of operations or financial condition.

   WP&L complies with the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation." In the event WP&L determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts WP&L's ability to establish prices to recover specific costs and
   (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. WP&L periodically reviews these criteria to ensure that the continuing application of SFAS 71 is appropriate. WP&L believes that it still meets the requirements of SFAS 71.


   Power Supply

   In April 1997, members of the Wisconsin Reliability Assessment Group announced that certain areas in Wisconsin and the Upper Midwest region would be facing unusual electric supply challenges that could affect customers through September 1997. Approximately one-third of the region's nuclear generating capacity was temporarily out of service due to maintenance outages. This included Kewaunee, which is operated by WPSC and co-owned by WP&L and MG&E, and the Point Beach nuclear power plant operated by WEPCO, as well as several nuclear units owned by Commonwealth Edison in northern Illinois. Several actions have taken place in an attempt to ensure adequate power supplies for customers in the summer months, such as rescheduling maintenance to increase plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring other nuclear plants on line. In addition, Kewaunee was returned to service June 12, 1997 which alleviates some of the concerns about electricity shortages.

   No assurance can be given that business and residential customers will not be impacted due to electric energy supply challenges. However, to date, Wisconsin utilities have been able to meet all customer demand except those customers on voluntary interruption programs.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WP&L's bank lines of credit of $70 million at June 30,1997 are available to support these borrowings.

   WP&L's capitalization at June 30, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 50 percent common equity, 5 percent preferred stock and 45 percent debt. The common equity total capitalization ratio was 50 percent at June 30, 1997 and 53 percent at December 31, 1996.

   Capital Requirements

   WP&L is a capital-intensive business and requires large investments in long-lived assets. Therefore, WP&L's most significant capital requirements relate to construction expenditures. Construction expenditures for the six months ended June 30, 1997 were $58.8 million. The estimated capital expenditures for the remainder of 1997 are $88.4 million. These are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. Kewaunee is jointly owned by WP&L, WPSC and MG&E. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. The steam generator tube repair costs were approximately $7.5 million. WP&L's share of these costs is $3.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. Therefore, WP&L has deferred $2.1 million of these costs. WP&L will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

   WP&L incurred additional costs associated with the acquisition of replacement power while Kewaunee was out of service. These costs were approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills with a refund provision, effective April 29,1997 through July 1, 1997, to recover the additional costs of replacement power during that period. The surcharge of $0.223 per mwh was discontinued on July 1, 1997 and a small refund will be paid to customers. Refer to WP&L's 1996 Annual Report on Form 10-K for additional information on Kewaunee.

   The net book value of WP&L's share of Kewaunee as of June 30, 1997 was $51.4 million, excluding the value of nuclear fuel.

   INFLATION

   The impacts of inflation on WP&L currently are mitigated through ratemaking methodologies, customer growth and productivity improvements. Inflationary impacts on WP&L are not anticipated to be material.


   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement included increases in the base wage during the first, second and third years of the contract of 3 percent, 3 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. As of June 30, 1997, the contract covered 1,613 of WP&L's employees, or approximately 69 percent of the total employees at WP&L.

   PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders
   At WPLH's annual meeting of shareowners held on April 23, 1997, Erroll B. Davis, Jr., Milton E. Neshek and Carol T. Toussaint were elected as directors for terms expiring in 2000. The following sets forth certain information with respect to the election of directors at the annual meeting.

                                               Shares Withholding
      Name of Nominee      Shares Voted For         Authority

    Erroll B. Davis, Jr.      25,204,313             771,270
    Milton E. Neshek          25,316,006             659,577
    Carol T. Toussaint        25,255,389             720,194

   At WP&L's annual meeting of shareowners held on April 23, 1997, Erroll B. Davis, Jr., Milton E. Neshek and Carol T. Toussaint were elected as directors for terms expiring in 2000. The following sets forth certain information with respect to the election of directors at the annual meeting.

                                                Shares Withholding
       Name of Nominee      Shares Voted For         Authority

    Erroll B. Davis, Jr.         429,181               4,101
    Milton E. Neshek             429,817               3,465
    Carol T. Toussaint           429,755               3,527

   The following table sets forth the other directors of WPLH and WP&L whose terms of office continued after the 1997 annual meetings.

    Name of Director                  Year in Which Term Expires

    L. David Carley                              1998
    Donald R. Haldeman                           1998
    Arnold M. Nemirow                            1998
    Judith D. Pyle                               1998
    Rockne G. Flowers                            1999
    Katherine C. Lyall                           1999
    Henry C. Prange                              1999


   Item 6.  Exhibits and Reports on Form 8-K

     1.  Exhibits
         4 A Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

         4 B Officers' Certificate, dated as of June 25, 1997, creating the 7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

         27 A Financial Data Schedule of WPLH

         27 B Financial Data Schedule of WP&L

     2. Reports on Form 8-K: WP&L filed a Current Report on Form 8-K, dated June 25, 1997, reporting under Item 5 that it had agreed to sell $105 million of 7% debentures due June 15, 2007. The debentures are covered by a Registration Statement on Form S-3 (Registration No. 33-60917).

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1997.


   WPL Holdings, Inc.



   By: /s/ Edward M. Gleason

   Edward M. Gleason, Vice President, Treasurer and Corporate Secretary (principal financial officer)

                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1997.


   Wisconsin Power and Light Company



   By: /s/ Edward M. Gleason

   Edward M. Gleason, Controller, Treasurer and Corporate Secretary (principal financial officer)

                                  EXHIBIT INDEX


   Exhibit No.         Description

       4 A Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

       4 B Officers' Certificate, dated as of June 25, 1997, creating the 7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

        27 A  Financial Data Schedule of WPLH

        27 B  Financial Data Schedule of WP&L