Form 10-Q
period 1997-09-30
WPL HOLDINGS INC; WISCONSIN POWER & LIGHT CO
filed 1997-11-14
CIK 352541, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                   Name of Registrant, State of                 IRS Employer
    Commission     Incorporation, Address of Principal        Identification
    File Number    Executive Offices and Telephone Number             Number

    1-9894         WPL HOLDINGS, INC.                             39-1380265
                   (a Wisconsin corporation)
                   222 West Washington Avenue
                   Madison, Wisconsin 53703
                   Telephone (608) 252-3311

    0-337          WISCONSIN POWER AND LIGHT COMPANY              39-0714890
                   (a Wisconsin corporation)
                   222 West Washington Avenue
                   Madison, Wisconsin 53703
                   Telephone (608) 252-3311


   Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90) days. Yes X
      No _____

   Number of shares outstanding for each class of common stock as of October 31, 1997:

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

                                    CONTENTS


                                                                         Page

   Part I.   Financial Information

        WPL Holdings, Inc.


             Consolidated Statements of Income for the Three and Nine
             Months Ended September 30, 1997 and 1996                       5

             Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996                                              6

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1997 and 1996                       8

             Notes to Consolidated Financial Statements                     9

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10


        Wisconsin Power and Light Company


             Consolidated Statements of Income for the Three and
             Nine Months Ended September 30, 1997 and 1996                 22

             Consolidated Balance Sheets as of September 30, 1997
             and December 31, 1996                                         23

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1997 and 1996                      25

             Notes to Consolidated Financial Statements                    26

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           27

   Part II.  Other Information                                             35

             Signatures                                                    36

                                   DEFINITIONS

   Certain abbreviations or acronyms used in the text and notes are defined below:

    Abbreviation or Acronym     Term

    DNR                         Department of Natural Resources

    DOJ                         U.S. Department of Justice

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

    ISO                         Independent System Operator

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

    WPSC                        Wisconsin Public Service Corporation

                               WPL HOLDINGS, INC.


                              FINANCIAL STATEMENTS


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

   (This page left blank intentionally)

                                        WPL HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended           Nine Months Ended
                                               September 30,                September 30,
                                             1997          1996          1997          1996
                                                (in thousands except for per share data)

   Operating revenues:
     Electric                             $  165,465     $ 153,587     $ 475,198     $ 439,172
     Gas                                      13,371        10,827       108,583       110,569
     Fees, rents, non-utility energy
      sales and other                         35,576        47,849        99,000       131,692
                                            --------      --------      --------      --------
                                             214,412       212,263       682,781       681,433
   Operating expenses:                      --------      --------      --------      --------
     Electric production fuels                31,253        30,419        89,655        86,363
     Purchased power                          31,514        22,202        98,610        55,193
     Purchased gas                             7,135         6,398        68,401        67,452
     Other operation and cost of
      non-utility energy                      63,833        83,584       188,549       235,018
     Maintenance                              11,598        10,746        36,759        30,237
     Depreciation and amortization            28,269        22,162        81,435        67,990
     Taxes other than income                   8,933         8,335        26,958        26,390
                                            --------      --------      --------      --------
                                             182,535       183,846       590,367       568,643
                                            --------      --------      --------      --------

   Operating income                           31,877        28,417        92,414       112,790
                                            --------      --------      --------      --------
   Interest expense and other:
     Interest expense                         11,366         8,945        29,955        27,925
     Allowance for funds used during
      construction                              (634)         (741)       (2,155)       (2,100)
     Other                                      (204)       (1,772)       (5,568)      (12,766)
                                            --------      --------      --------      --------
                                              10,528         6,432        22,232        13,059
                                            --------      --------      --------      --------
   Income before income taxes and
     preferred dividend requirement
     of subsidiary                            21,349        21,985        70,182        99,731
   Income taxes                                6,569         7,264        22,912        35,135
   Preferred dividend requirement of
    subsidiary                                   827           828         2,483         2,484
                                            --------     ---------      --------      --------


   Income from continuing operations          13,953        13,893        44,787        62,112
                                            --------     ---------      --------      --------
   Discontinued operations:
     Loss on disposal of subsidiary,
     net of applicable tax benefit
     of $575                                     -           1,297           -           1,297
                                            --------      --------      --------      --------
                                                 -           1,297           -           1,297
                                            --------      --------      --------      --------
   Net income                               $ 13,953      $ 12,596      $ 44,787      $ 60,815
                                            ========      ========      ========      ========
   Earnings per share of common
    stock
     Income from continuing
     operations                             $   0.45      $   0.45      $   1.46      $   2.02
     Discontinued operations                     -           (0.04)          -           (0.04)
                                            --------      --------      --------      --------
     Net income                             $   0.45      $   0.41      $   1.46      $   1.98
                                            ========      ========      ========      ========
   Weighted average number of shares
     of common stock outstanding              30,789        30,795        30,780        30,788
                                            ========      ========      ========      ========
   Cash dividends paid per share of
    common stock                            $   0.50      $ 0.4925      $   1.50     $  1.4775
                                            ========      ========      ========     =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              WPL HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                1997            1996
   ASSETS                                           (in thousands)
   Utility plant:
     Plant in service--
       Electric                               $1,784,781       $1,729,311
       Gas                                       234,211          227,809
       Water                                      24,878           23,905
       Common                                    189,283          152,093
                                               ---------        ---------
                                               2,233,153        2,133,118
     Less--accumulated provision for
      depreciation                             1,039,134          967,436
                                               ---------        ---------
                                               1,194,019        1,165,682
     Construction work in progress                35,693           55,519
     Nuclear fuel, net                            19,249           19,368
                                               ---------        ---------
                                               1,248,961        1,240,569
                                               ---------        ---------
   Other property and equipment:
     Rental, net                                 111,325          112,913
     Other, net                                   10,573           16,350
                                               ---------        ---------
                                                 121,898          129,263
                                               ---------        ---------
   Investments:
     Nuclear decommissioning trust funds         103,657           90,671
     Other investments                            14,743           15,408
                                               ---------         --------
                                                 118,400          106,079
                                               ---------         --------
   Current assets:
     Cash and equivalents                          8,752           11,070
     Net accounts receivable and
       unbilled revenue, less allowance
       for doubtful accounts of
       $1,234 and $1,524, respectively            74,596           88,798
     Coal, at average cost                        20,439           15,841
     Materials and supplies, at average
       cost                                       19,721           19,915
     Gas in storage, at average cost              13,215            9,992
     Prepaid gross receipts tax                   15,989           19,389
     Prepayments and other                         6,024            7,397
                                               ---------         --------
                                                 158,736          172,402
                                               ---------        ---------
   Restricted cash                                 8,045            6,848
                                               ---------        ---------
   Deferred charges:
     Regulatory assets                            96,658          160,877
     Other                                        93,803           84,493
                                               ---------        ---------
                                                 190,461          245,370
                                               ---------        ---------
   TOTAL ASSETS                              $ 1,846,501      $ 1,900,531
                                               =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              WPL HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                            September 30,    December 31,
                                                 1997           1996
   CAPITALIZATION AND LIABILITIES                   (in thousands)
   Capitalization:
     Common stock, $.01 par value,
      authorized 100,000,000 shares,
      issued and outstanding--
      30,788,593 and 30,773,795,
      respectively                             $     308        $     308
     Additional paid-in capital                  303,550          303,856
     Reinvested earnings                         301,810          303,191
                                               ---------        ---------
      Total common equity                        605,668          607,355
                                               ---------        ---------
     Subsidiary preferred stock without
     mandatory redemption:
      Cumulative, without par value,
      authorized 3,750,000 shares,
      maximum aggregate stated value
      $150,000,000:
       Cumulative, without par value,
         $100 stated value-- 449,765
         shares outstanding                       44,977           44,977
       Cumulative, without par value,
         $25 stated value-- 599,460
         shares outstanding                       14,986           14,986
                                                --------        ---------
      Total preferred stock                       59,963           59,963
                                                --------        ---------
     Long-term debt, net                         458,536          362,564
                                               ---------        ---------
                                               1,124,167        1,029,882
                                               ---------        ---------
   Current liabilities:
     Current maturities of long-term debt         10,430           67,626
     Variable rate demand bonds                   56,975           56,975
     Short-term debt                             100,113          102,779
     Accounts payable and accruals                95,077          106,486
     Accrued payroll and vacation                 12,120           14,500
     Accrued income taxes                          4,565            4,669
     Accrued interest                              6,400            9,085
     Other                                        37,218           45,218
                                               ---------        ---------
                                                 322,898          407,338
                                               ---------        ---------
   Other credits:
     Accumulated deferred income taxes           250,182          245,686
     Accumulated deferred investment tax
      credits                                     35,512           36,931
     Accrued environmental remediation
      costs                                       13,080           74,075
     Deferred credits and other                  100,662          106,619
                                               ---------        ---------
                                                 399,436          463,311
                                               ---------        ---------
   TOTAL CAPITALIZATION AND LIABILITIES       $1,846,501       $1,900,531
                                               =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                             WPL HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                    September 30,
                                                  1997          1996
                                                    (in thousands)
   Cash flows generated from (used for)
    operating activities:
     Net income                                   $44,787       $60,815
     Adjustments to reconcile net income to
      net cash generated from operating
      activities:
        Depreciation and amortization              81,434        67,990
        Deferred income taxes                         709         1,654
        Investment tax credit restored             (1,419)       (1,433)
        Amortization of nuclear fuel                1,410         6,056
        Allowance for equity funds used
         during construction                       (1,591)       (1,399)
        Gain on sale of other property and
         equipment                                    -          (5,676)
        Gain on sale of subsidiary and
         investment                                   -          (3,249)
      Changes in assets and liabilities:
        Restricted cash                            (1,197)       (4,048)
        Net accounts receivable and
         unbilled revenue                          14,202        18,502
        Inventories                                (7,627)       (8,947)
        Prepayments and other                       4,773         1,572
        Accounts payable and accruals             (16,474)      (10,613)
        Accrued taxes                                (104)        7,902
        Other, net                                 (8,716)      (12,463)
                                                 --------      --------
         Net cash from (used for)
          operating activities                    110,187       116,663
                                                 --------      --------
   Cash flows generated from (used for)
    financing activities:
        Common stock cash dividends               (46,168)      (45,490)
        Proceeds from issuance of long-
         term debt                                105,000            -
        Net change in short-term debt              (2,666)      (41,230)
        Reduction of long-term debt               (65,980)      (10,199)

        Other, net                                    -           1,088
                                                 --------      --------
         Net cash from (used for)
          financing activities                     (9,814)      (95,831)
                                                 --------      --------
   Cash flows generated from (used for)
    investing activities:
        Proceeds from sale of other property
         and equipment                                -          36,264
        Proceeds from sale of subsidiary
         and investment                               -          24,930
        Additions to utility plant,
         excluding AFUDC                          (85,388)      (85,165)
        Allowance for borrowed funds used
         during construction                         (565)         (701)
        Dedicated decommissioning trust
         funds                                    (12,986)      (12,116)
        Net change in other property and
         equipment                                  3,108        20,912
        Additions to nuclear fuel                  (1,292)       (5,381)
        Other, net                                 (5,568)       (4,442)
                                                 --------      --------
         Net cash from (used for)
          investing activities                   (102,691)      (25,699)
                                                 --------      --------
   Net increase (decrease) in cash and
    equivalents                                    (2,318)       (4,867)
   Cash and equivalents at beginning of
    period                                         11,070        11,386
                                                 --------      --------
   Cash and equivalents at end of period          $ 8,752       $ 6,519
                                                 ========      ========
   Supplemental disclosures of cash flow
    information:
     Cash paid during the period:
          Interest on debt                        $31,292       $30,123
          Preferred stock dividends of
            subsidiary                            $ 2,483       $ 2,484
          Income taxes                            $17,743       $30,058


   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WPLH, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include WPLH and its consolidated subsidiaries, including WP&L. These financial statements should be read in conjunction with the financial statements and the notes included in WPLH's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996, (b) the consolidated financial position at September 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 1997, as reported for WPLH, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

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

   3. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   4. WP&L has a current or previous ownership interest in 11 properties, consisting of 14 individual sites, associated in the past with the production of manufactured gas. Some of these sites contain coal tar waste products which may present an environmental hazard. WP&L owns six of these sites, three are currently owned by municipalities and the remaining five are all or partially owned by private companies.

      WP&L conducted a comprehensive review in the third quarter of 1997 of its liability at each of the 14 sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup to $13.1 million. In addition, management believes it is possible but not likely that an additional $3.2 million of remediation costs may be incurred. In 1996, the DNR approved less costly containment and control strategies as an alternative to excavation processes at two sites. The decline in the liability of approximately $59 million is due to the successful implementation of these strategies at those two sites and several additional sites. Further reductions in the liability resulted from WP&L receiving an additional close out letter from the DNR, bringing the total number of sites with close out letters to four, and the resolution of liability issues have been reached or are pending with the current owners of two sites.

      The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities, and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. Changes in the estimate are reasonably possible in the near term.

      Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and collected from gas customers over a five year period after new rates are implemented. Although no assurance can be given, management currently believes future costs will also be recovered in rates. The associated regulatory asset is $16.5 million as of September 30, 1997.

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

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is still subject to approval by the SEC.

   On March 24, 1997, the MPUC issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a four-year rate freeze for IPC's Minnesota customers.

   On May 7, 1997, the ICC issued an order approving the proposed merger.

   On September 26, 1997, the IUB issued its order granting final approval of the proposed merger. The order included a four-year rate freeze for Iowa customers.

   On November 5, 1997, the PSCW issued its final order approving the proposed merger. The approval included a number of conditions, including a four-year rate freeze and a requirement for the merger partners to file an ISO proposal within one month of FERC approval.

   The FERC issued an order on January 15, 1997. Some limited issues were set for hearings that began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and the FERC trial staff. On November 12, 1997, FERC accepted these conditions and issued an order approving the merger.

   The SEC comment period relating to approval under the Public Utility Holding Company Act of 1935 ended November 5, 1996. The companies expect to receive a final decision from the SEC by the end of 1997.

   An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the DOJ in 1997. All requirements of this review were satisfied.

   Additional information regarding the merger is available in WPLH's 1996 Annual Report on Form 10-K.

   THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996:

   OVERVIEW

   WPLH reported consolidated third quarter earnings from continuing operations of 45 cents per share for 1997 and 1996. Level earnings were the result of higher electric and gas margins at WPLH's utility subsidiary, WP&L, and improvement in the performance of the non-regulated energy marketing subsidiary that were offset by increases in maintenance, depreciation and interest expenses.

   HDC, parent company of WPLH's non-regulated operations, reported net income of $0.2 million for the third quarter of 1997 compared with a net loss of $1.4 million for the same period in 1996. Performance in the third quarter of 1996 was impaired by performance of the energy marketing and environmental consulting subsidiaries. Also, during the third quarter of 1996, a loss of $1.3 million resulted from additional fees and expenses related to the discontinued operation of A&C Enercom Consultants, Inc.

   Electric Operations

                           Revenues and Costs                    kWhs Sold                      Customers at
                             (In Thousands)       Change       (In Thousands)       Change       Month End         Change
                            1997        1996                  1997        1996                1997        1996

   Residential
     and Farm              $ 50,194   $ 50,863       (1%)    763,566     758,394       1%    342,514    336,221        2%
   Industrial                38,812     36,789        5%   1,100,036   1,025,866       7%        846        816        4%
   Commercial                27,944     28,150       (1%)    498,777     493,528       1%     46,614     45,558        2%
   Sales to other
     Utilities               44,464     36,134       23%   1,591,089   1,371,639      16%        107         93       15%
   Other                      4,051      1,651      145%      12,894      13,193      (2%)     1,738      1,741         0%
                            -------    -------             ---------   ---------            --------   --------
       Total               $165,465   $153,587        8%   3,966,362   3,662,620       8%    391,819    384,429        2%
                            =======    =======    ======   =========   =========     ====   ========   ========     =====
   Electric
     Production Fuels        31,253     30,419        3%
   Purchased Power           31,514     22,202       42%
                            -------    -------
      Margin               $102,698   $100,966        2%
                            =======    =======      ====



   Electric revenues increased $11.9 million, or 8 percent, as compared with the third quarter of 1996. Continued customer growth, economic strength in the service area, and increased sales to other utilities contributed to the increase in revenues. These increases were partially offset by the average retail rate reduction of 2.4 percent which was effective April 29, 1997.

   Electric margin increased $1.7 million, or 2 percent, as compared with the third quarter of 1996. This increase is primarily due to higher sales (as discussed above) which were partially offset by the increase in purchased power expense and the rate decrease. Purchased power costs per kWh were driven higher in the third quarter of 1997 compared with the same period in 1996 due to areas in Wisconsin and the Upper Midwest region experiencing unusual power shortages as a result of the outages of several area nuclear generating facilities. Refer to the "Power Supply" section below for further discussion of these shortages.

   Gas Operations
                           Revenues and Costs                    Therms Sold                    Customers at
                             (In Thousands)        Change      (In Thousands)       Change       Month End         Change
                           1997         1996                  1997        1996                1997       1996

   Residential
     and Farm              $  5,631    $  5,576        1%      7,784       7,564        3%   136,167    132,084        3%
   Commercial and
     Industrial               3,705       3,625        2%      7,802       6,659       17%    16,678     16,169        3%
   Interruptible                438         377       16%      1,108         987       12%       287        247       16%
   Transportation
     and other                3,597       1,249      188%     34,356      38,044      (10%)      467        329       42%
                           --------     -------             --------     -------            --------   --------
      Total               $  13,371    $ 10,827       23%     51,050      53,254       (4%)  153,599    148,829        3%
                           ========     =======     =====   ========     =======     =====  ========   ========      ====
   Purchased Gas              7,135       6,398       12%
                           --------     -------
      Margin              $   6,236    $  4,429       41%
                           ========     =======     =====


   Gas revenues increased $2.5 million, or 23 percent, as compared with the third quarter of 1996. Customer growth contributed to increased therm sales to native customers which was offset by reduced off system sales and the average retail rate decrease of 2.2 percent effective April 29, 1997. Despite reduced therm sales, gas revenues increased due to the pass through to customers of higher costs per therm of natural gas.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism. A modified gas incentive mechanism has been approved and became effective April 29, 1997 with the retail rate order discussed below
   under "Rates and Regulatory Matters."   This incentive did not have a
   significant impact on gas margin for the third quarter of 1997 and 1996.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflects sales and revenues of WPLH's non-regulated subsidiaries, consolidated under HDC. The decrease in these revenues for the third quarter of 1997 is primarily due to the formation of a joint venture, effective January 1, 1997, between the gas marketing business of the energy marketing subsidiary and IEA, the energy marketing subsidiary of IES. HDC owns 50 percent of this joint venture and accounts for the investment under the equity method. Therefore, earnings related to this joint venture are included with "Interest Expense and Other." Third quarter revenues in 1996 included $5.1 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in revenues.

   Other Operation and Cost of Non-Utility Energy

   The decrease in other operation and cost of non-utility energy is partially due to the recording of the earnings associated with the gas marketing joint venture under "Interest Expense and Other," as discussed above. Third quarter operating expenses in 1996 included $5.3 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and the reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in other operations expense.

   Conservation expense at WP&L was reduced significantly under the new rate order, UR-110. This reduction decreased WP&L's operating expenses by $3.3 million during the third quarter of 1997 compared with the same period in 1996.

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. The PSCW approved increased contributions to the nuclear decommissioning trust fund which also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The increase in interest expense is due to higher levels of long-term debt which was used to repay short-term debt and to finance utility construction expenditures. The decrease in other income and deductions is primarily due to timing of revenues related to the non-utility products and services.

   Income Taxes

   The decrease in income taxes between quarters is consistent with lower taxable income.

   Discontinued Operations

   During the nine months ended September 30, 1996, WPLH recognized an additional $1.3 million of fees and expenses related to the disposition of A&C Enercom Consultants, Inc., its utility energy and marketing consulting business.


   NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

   OVERVIEW

   WPLH reported consolidated income from continuing operations for the nine months ended September 30, 1997 of $44.8 million , or $1.46 per share, compared with $62.1 million, or $2.02 per share, for the same period in 1996. The decrease in earnings primarily reflects the operation of WPLH's utility subsidiary, WP&L. Contributing to the decrease in earnings were lower electric and gas margins and increased depreciation expense for the nine months ended September 30, 1997 as compared with the same period in 1996. In addition, several non-recurring gains were recognized during 1996: a $3.4 million after-tax gain on the sale of a combustion turbine and a $2.1 million after-tax gain on the sale of HDC's investment in assisted living properties.

   HDC, parent company of WPLH's non-regulated operations, reported a net loss of $1.2 million for the nine months ended September 30, 1997 compared with a net loss of $3.5 million for the same period in 1996. Performance in 1996 was impaired by contract losses associated with the start-up of the energy marketing subsidiary. Partially offsetting these losses was the after-tax gain of $2.1 million as discussed above.

   Electric Operations
                             Revenues and Costs                     kWhs Sold                       Customers at
                               (In Thousands)        Change      (In Thousands)        Change         Month End         Change
                              1997          1996                1997         1996                  1997       1996

   Residential
      and Farm                $150,205    $150,291      0%   2,227,210    2,225,758        0%     342,514    336,221          2%
   Industrial                  113,003     107,351      5%   3,144,605    2,961,325        6%         846        816          4%
   Commercial                   80,481      79,069      2%   1,403,341    1,362,592        3%      46,614     45,558          2%
   Sales to other
      Utilities                123,015      98,412     25%   4,383,936    3,854,199       14%         107         93         15%
   Other                         8,494       4,049    110%      46,351       43,464        7%       1,738      1,741          0%
                              --------     -------          ----------   ----------              --------   --------
       Total                  $475,198    $439,172      8%  11,205,443   10,447,338        7%     391,819    384,429          2%
                              ========     =======    ====  ==========   ==========      ====    ========   ========       ====
   Electric
     Production Fuels           89,655      86,363      4%
   Purchased Power              98,610      55,193     79%
                               -------     -------
      Margin                  $286,933    $297,616     (4%)
                               =======     =======    ====



   Electric revenues increased $36.0 million, or 8 percent, as compared with the nine months ended September 30, 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of warmer weather during the first four months of 1997. WP&L had an average retail rate decrease of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which was effective April 29, 1997 through July 1, 1997, offset a portion of this rate decrease. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $10.7 million, or 4 percent, as compared with the nine months ended September 30, 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 79 percent increase in the cost of purchased power.

   Gas Operations

                           Revenues and Costs                   Therms Sold                   Customers at
                             (In Thousands)        Change     (In Thousands)      Change       Month End        Change
                            1997         1996                 1997       1996               1997       1996

   Residential
     and Farm            $  59,037    $  59,713       (1%)   88,866     96,676      (8%)   136,167    132,084        3%
   Commercial and
     Industrial             33,942       33,267        2%    63,888     67,014      (5%)    16,678     16,169        3%
   Interruptible             1,775        2,052      (13%)    4,408      5,613     (21%)       287        247       16%
   Transportation
     and other              13,829       15,537      (11%)  134,392    137,801      (2%)       467        329       42%
                           -------      -------             -------    -------             -------    -------
      Total               $108,583     $110,569       (2%)  291,554    307,104      (5%)   153,599    148,829        3%
                           =======      =======     =====   =======    =======    =====    =======    =======      ====
   Purchased Gas            68,401       67,452        1%
                           -------      -------
      Margin              $  40,182   $  43,117       (7%)
                           =======     ========     =====


   Gas revenues decreased $2.0 million, or 2 percent, as compared with the nine months ended September 30, 1996. The average retail rate decrease of
   2.2 percent effective April 29, 1997 and reduced therm sales due to warmer weather in the first four months of 1997 resulted in the revenue decrease. A shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margin.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism. A modified gas incentive mechanism has been approved and became effective April 29, 1997 with the retail rate order discussed below
   under "Rates and Regulatory Matters."   WP&L realized favorable
   contributions to gas margin of $0.2 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively. The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997 which did not have a significant effect on earnings in 1997.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflects sales and revenues of WPLH's non-regulated subsidiaries, consolidated under HDC. The decrease in these revenues for the nine months ended September 30, 1997 is primarily due to the formation of a joint venture, effective January 1, 1997, between the gas marketing business of the energy marketing subsidiary and IEA, the energy marketing subsidiary of IES. HDC owns 50 percent of this joint venture and accounts for the investment under the equity method. Therefore, earnings related to this joint venture are included with "Interest Expense and Other." Revenues for the nine months ended September 30, 1996 included $18.1 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in revenues for 1997.

   Other Operation and Cost of Non-Utility Energy

   The decrease in other operation and cost of non-utility energy is primarily due to the recording of the earnings associated with the gas marketing joint venture under "Interest Expense and Other," as discussed above. Operating expenses for the nine months ended September 30, 1996 included $22.7 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental service business and the reduced activity in the electric trading area of the energy marketing subsidiary also contributed to the decline in other operations expense for 1997.

   Conservation expense at WP&L was reduced significantly under the new rate order, UR-110. This reduction decreased WP&L's operating expenses by $5.5 million for the nine months ended September 30, 1997 compared with the same period in 1996.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. The PSCW approved increased contributions to the nuclear decommissioning trust fund which also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The increase in interest expense is due to higher levels of long-term debt which was used to repay short-term debt and to finance utility construction expenditures. Other income and deductions for the nine months ended September 30, 1996 included a second quarter $5.2 million pre-tax gain from the sale of a combustion turbine and a first quarter $3.3 million pre-tax gain from the sale of HDC's investment in assisted living properties.

   Income Taxes

   The decrease in income taxes between periods is consistent with lower taxable income.

   Discontinued Operations

   During the nine months ended September 30, 1996, WPLH recognized an additional $1.3 million of fees and expenses related to the disposition of A&C Enercom Consultants, Inc., its utility energy and marketing consulting business.

   LIQUIDITY AND CAPITAL RESOURCES

   WPLH's liquidity is primarily determined by the level of cash generated from its utility operations and the funding requirements of WP&L's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, which matured on July 15, 1997.

   During the first nine months of 1997, WPLH generated sufficient cash flows from operations and from the issuance of debentures (as discussed above) to cover operating expenses, cash dividends and investing activities.
   Cash flows from operations decreased to $110.2 million for the nine months ended September 30, 1997 compared with $116.7 million for the same period in 1996. The increase in cash flows from financing activities of $86.0 million is primarily a result of the 7% debentures issued in June 1997 as discussed above. Cash flows used for investing activities increased $77 million for the first nine months of 1997 compared to the same period in 1996. Cash flows related to investing activities in 1996 were offset by recognition of $25 million in proceeds primarily from the sale of the investment in assisted living properties at HDC and $36 million in proceeds from the sale of a combustion turbine at WP&L.

   Rates and Regulatory Matters

   The PSCW approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates declined by 2.4 percent and retail gas rates declined by 2.2 percent. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee was out of service; authorization of an increase in the return on equity to 11.7 percent from 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with
   51.93 percent; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to $1.1 million to WP&L The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

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

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) intended to promote competition by opening access to the nation's wholesale power market. The orders require public utilities that own, control or operate transmission systems to provide the same transmission access and service for wholesale transactions that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing in FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that required clarification in FERC's final rules. In compliance with these orders, WP&L filed revised transmission tariffs. WPLH cannot predict the long-term consequences of these rules on its results of operations or financial condition.

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

   Power Supply

   In April 1997, members of the Wisconsin Reliability Assessment Group (comprised of seven of the state's major energy suppliers) announced that eastern Wisconsin and other portions of the Midwest region would be facing unusual electric supply challenges in the upcoming months.

   During the spring of 1997, approximately one-third of the region's nuclear generating capacity was temporarily out of service due to maintenance outages. This included the Kewaunee Nuclear Power Plant (which is operated by WPSC and owned by WPSC, WP&L and MG&E), the Point Beach Nuclear Power Plant (which is owned and operated by WEPCO) and several nuclear units owned by Commonwealth Edison in northern Illinois. There are also capacity limits on the regional transmission system that moves power into and out of Wisconsin.

   Several actions were taken in an attempt to ensure adequate power supplies for customers in the summer months, such as rescheduling maintenance to increase power plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring nuclear power plants on line (Kewaunee returned to full operation in June). As a result of these efforts, Wisconsin utilities were able to meet all customer demand (customers with voluntary interruptible contracts did, however, experience periodic interruptions).

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region.

   On Oct. 1, a group of 11 Wisconsin utilities responded to a request by Gov. Tommy Thompson by providing consensus recommendations for improving electric system reliability. The recommendations included increasing regional transmission capacity, providing additional electric generation in eastern Wisconsin and streamlining the regulatory approval process. Gov. Thompson is currently reviewing reliability recommendations from utilities, state regulators and customer groups, and legislative proposals are anticipated in early 1998.

   Environmental Liabilities

   WP&L conducted a comprehensive review in the third quarter of 1997 of its liability related to its manufactured gas sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup to $13.1 million. In addition, management believes it is possible but not likely that an additional $3.2 million of remediation costs may be incurred. Refer to "Notes to Consolidated Financial Statements" for additional details.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WPLH's bank lines of credit of $120 million at September 30, 1997 are available to support these borrowings.

   WPLH's capitalization at September 30, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 47 percent common equity, 5 percent preferred stock and 48 percent debt. The common equity total capitalization ratio was 47 percent at September 30, 1997 and 48 percent at December 31, 1996.

   Capital Requirements

   WPLH's largest subsidiary, WP&L, is a capital-intensive business and requires large investments in long-lived assets. Therefore, WPLH's most significant capital requirements relate to construction expenditures at WP&L. Construction expenditures for the nine months ended September 30, 1997 were $87.5 million. The estimated capital expenditures for the remainder of 1997 are $28.6 million. These are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. Kewaunee is jointly owned by WP&L, WPSC and MG&E. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. The steam generator tube repair costs were approximately $10.0 million. WP&L's share of these costs is $4.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. Therefore, WP&L has deferred $3.3 million of these costs. WP&L will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

   WP&L incurred additional costs associated with the acquisition of replacement power while Kewaunee was out of service. These costs were approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills with a refund provision, effective April 29, 1997 through July 1, 1997, to recover the additional costs of replacement power during that period. Refer to WP&L's 1996 Annual Report on Form 10-K for additional information on Kewaunee.

   The net book value of WP&L's share of Kewaunee as of September 30, 1997 was $46.7 million, excluding the value of nuclear fuel.

   Year 2000

   WPLH utilizes software, embedded systems, and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal project is currently under way to determine the full scope, work plan and related costs to insure that WPLH's systems continue to meet its customer and internal needs. WPLH has begun to incur expenses in 1997 to resolve this issue. These expenses may continue through the year 1999 and may be significant.

   INFLATION

   The impacts of inflation on WP&L currently are mitigated through ratemaking methodologies, customer growth and productivity improvements. Inflationary impacts on the nonregulated businesses are not anticipated to be material to WPLH.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement included increases in the base wage during the first, second and third years of the contract of 3.00 percent,
   3.00 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. As of September 30, 1997, the contract covered 1,565 of WP&L's employees, or approximately 69 percent of the total employees at WP&L.

   Joint Venture

   On June 11, 1997, WPLH announced the formation of a joint venture with Cargill, Inc. The joint venture, to be named Cargill-IEC, LLC, will be an energy-commodity trading company that will offer a range of energy trading, marketing and risk management services to wholesale electric customers. WPLH, through its subsidiary, HES, has been an active participant in the bulk power market since 1994. Power trading will begin under the joint venture upon receipt of a FERC license which is anticipated during the fourth quarter of 1997.

   Dividend Declaration

   On October 22, 1997, the Board of Directors of WPLH declared a quarterly dividend on WPLH's common stock. The dividend is 50 cents per share payable November 15, 1997 to shareowners of record on October 31, 1997.

   Special Note Regarding Forward-Looking Statements

   The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatment (including rate recovery of environmental remediation costs) and weather conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and WPLH undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

   (this page left blank intentionally)

                        WISCONSIN POWER AND LIGHT COMPANY


                              FINANCIAL STATEMENTS


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

   (this page left blank intentionally)

                               WISCONSIN POWER AND LIGHT COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended           Nine Months Ended
                                            September 30,                September 30,
                                         1997            1996          1997         1996
                                                         (in thousands)

   Operating revenues:
     Electric                           $ 165,465      $ 153,587    $ 475,198     $  439,172
     Gas                                   13,371         10,827      108,583        110,569
     Water                                  1,356          1,122        3,481          3,146
                                         --------       --------     --------      ---------
                                          180,192        165,536      587,262        552,887
                                         --------       --------     --------      ---------
   Operating expenses:
     Electric production fuels             31,253         30,419       89,655         86,363
     Purchased power                       31,514         22,202       98,610         55,193
     Purchased gas                          7,135          6,398       68,401         67,452
     Other operation                       30,340         35,336       95,723        102,048
     Maintenance                           11,598         10,746       36,759         30,237
     Depreciation and amortization         26,801         21,111       77,177         63,788
     Taxes other than income                7,782          7,149       23,199         22,153
                                          -------        -------      -------        -------
                                          146,423        133,361      489,524        427,234
                                          -------        -------      -------        -------
   Operating income                        33,769         32,175       97,738        125,653
                                          -------        -------      -------        -------
   Interest expense and other:
     Interest expense                       9,176          7,745       23,058         23,359
     Allowance for funds used
      during construction                    (634)          (741)      (2,155)        (2,100)
     Other                                    410         (1,090)      (4,539)        (9,224)
                                          -------        -------      -------        -------
                                            8,952          5,914       16,364         12,035
                                          -------        -------      -------        -------
   Income before income taxes and
    preferred dividend requirement         24,817         26,261       81,374        113,618
   Income taxes                             9,581         10,281       31,743         44,494
   Preferred dividend requirement             827            828        2,483          2,484
                                          -------        -------      -------         ------
   Net income                           $  14,409      $  15,152     $ 47,148      $  66,640
                                          =======        =======      =======        =======


   The accompanying notes are an integral part of the consolidated financial statements.

                     WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                        September 30,      December 31,
                                             1997              1996
   ASSETS                                        (in thousands)
   Utility plant:
     Plant in service--
       Electric                            $1,784,781        $1,729,311
       Gas                                    234,211           227,809
       Water                                   24,878            23,905
       Common                                 189,283           152,093
                                            ---------         ---------
                                            2,233,153         2,133,118
     Less--accumulated provision for
      depreciation                          1,039,134           967,436
                                            ---------         ---------
                                            1,194,019         1,165,682

     Construction work in progress             35,693            55,519
     Nuclear fuel, net                         19,249            19,368
                                            ---------         ---------
                                            1,248,961         1,240,569
                                            ---------         ---------
   Other property and equipment, net            1,383             1,397
                                            ---------         ---------

   Investments:
     Nuclear decommissioning trust
      funds                                   103,657            90,671
     Other investments                         14,689            15,354
                                            ---------         ---------
                                              118,346           106,025
                                            ---------         ---------
   Current assets:
     Cash and equivalents                       3,121             4,167
     Net accounts receivable and
      unbilled revenue                         12,275            34,220
     Coal, at average cost                     20,439            15,841
     Materials and supplies, at
      average cost                             19,721            19,915
     Gas in storage, at average cost           13,215             9,992
     Prepaid gross receipts tax                15,989            19,389
     Prepayments and other                      2,627             2,664
                                            ---------         ---------
                                               87,387           106,188
                                            ---------         ---------
   Deferred charges:
     Regulatory assets                         96,658           160,877
     Other                                     73,891            62,758
                                            ---------         ---------
                                              170,549           223,635
                                            ---------         ---------
   TOTAL ASSETS                            $1,626,626        $1,677,814
                                            =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                            September 30,      December 31,
                                                1997               1996
                                                   (in thousands)
   CAPITALIZATION AND LIABILITIES
   Capitalization:
     Common stock, $5 par value,
       authorized 18,000,000 shares,
       issued and outstanding--
       13,236,601 shares                      $  66,183          $ 66,183
     Additional paid-in capital                 199,170           199,170
     Reinvested earnings                        301,576           310,805
                                               --------          --------
       Total common equity                      566,929           576,158
                                               --------          --------
     Preferred stock without
      mandatory redemption:
       Cumulative, without par value,
       authorized 3,750,000 shares,
       maximum aggregate stated value
       $150,000,000
        Cumulative, without par value,
         $100 stated value-- 449,765
         shares outstanding                      44,977            44,977
        Cumulative, without par
         value, $25 stated value--
         599,460 shares outstanding              14,986            14,986
                                               --------          --------
       Total preferred stock                     59,963            59,963
                                               --------          --------
     Long-term debt, net                        354,517           258,660
                                               --------          --------
                                                981,409           894,781
                                               --------          --------
   Current liabilities:
     Current maturities of long-term
      debt                                        8,899            55,000
     Variable rate demand bonds                  56,975            56,975
     Short-term debt                             54,000            69,500
     Accounts payable and accruals               87,718            92,719
     Accrued payroll and vacation                 9,196            11,687
     Accrued income taxes                         2,837             3,616
     Accrued interest                             6,183             7,504
     Other                                       29,793            34,424
                                               --------          --------
                                                255,601           331,425
                                               --------          --------
   Other credits:
     Accumulated deferred income
      taxes                                     248,071           244,817
     Accumulated deferred investment
      tax credits                                35,512            36,931
     Accrued environmental
      remediation costs                          13,080            74,075
     Deferred credits and other                  92,953            95,785
                                              ---------         ---------
                                                389,616           451,608
                                              ---------         ---------
   TOTAL CAPITALIZATION AND
    LIABILITIES                              $1,626,626        $1,677,814
                                              =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                     WISCONSIN POWER AND LIGHT COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended
                                                    September 30,
                                                1997           1996
                                                   (in thousands)
   Cash flows generated from (used for)
    operating activities:
     Net income                               $  49,631        $ 69,124
     Adjustments to reconcile net income to
       net cash generated from operating
       activities:
         Depreciation and amortization           77,177          63,788
         Deferred income taxes                      709           4,021
         Investment tax credit restored          (1,419)         (1,433)
         Amortization of nuclear fuel             1,410           6,056
         Allowance for equity funds used
          during construction                    (1,591)         (1,399)
         Gain on sale of other property              -
          and equipment                                          (5,676)
       Changes in assets and liabilities:
         Net accounts receivable and
          unbilled revenue                       21,945          20,577
         Inventories                             (7,627)         (9,059)
         Prepayments and other                    3,437          (2,583)
         Accounts payable and accruals           (8,813)         (8,634)
         Accrued taxes                             (779)           (565)
         Other, net                              (5,287)         (3,381)
                                                -------         -------
             Net cash from (used for)
             operating activities               128,793         130,836
                                                -------         -------
   Cash flows generated from (used for)
    financing activities:

         Common stock cash dividends            (56,377)        (43,349)
         Preferred stock dividends               (2,483)         (2,484)
         Proceeds from issuance of long-
          term debt                             105,000             -
         Net change in short-term debt          (15,500)        (36,000)
         Retirement of first mortgage
          bonds                                 (55,000)         (5,001)
         Other, net                                (244)            -
                                               --------       ---------
             Net cash from (used for)
              financing activities              (24,604)        (86,834)
                                               --------       ---------
   Cash flows generated from (used for)
    investing activities:
         Proceeds from sale of other
          property and equipment                    -            36,264
         Additions to utility plant,
          excluding AFUDC                       (85,388)        (85,165)
         Allowance for borrowed funds used
          during construction                      (565)           (701)
         Dedicated decommissioning trust
          funds                                 (12,986)        (12,116)
         Additions to nuclear fuel               (1,292)         (5,381)
         Other, net                              (5,004)         21,234
                                               --------       ---------
             Net cash from (used for)
              investing activities             (105,235)        (45,865)
                                               --------       ---------
   Net increase (decrease) in cash and
    equivalents                                  (1,046)         (1,863)
   Cash and equivalents at beginning of
    period                                        4,167           4,671
                                                -------         -------

   Cash and equivalents at end of period       $  3,121        $  2,808
                                                =======         =======
   Supplemental disclosures of cash flow
    information:
     Cash paid during the period:
           Interest on debt                   $  24,395       $  24,065
           Income taxes                       $  26,169       $  38,757


   The accompanying notes are an integral part of the consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a subsidiary of WPLH. These financial statements should be read in conjunction with the financial statements and the notes included in WP&L's latest Annual Report on Form 10-K.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996, (b) the consolidated financial position at September 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 1997, as reported for WP&L, are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

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

   3. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire the $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   4. WP&L has a current or previous ownership interest in 11 properties, consisting of 14 individual sites, associated in the past with the production of manufactured gas. Some of these sites contain coal tar waste products which may present an environmental hazard. WP&L owns six of these sites, three are currently owned by municipalities and the remaining five are all or partially owned by private companies.

      WP&L conducted a comprehensive review in the third quarter of 1997 of its liability at each of the 14 sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup to $13.1 million. In addition, management believes it is possible but not likely that an additional $3.2 million of remediation costs may be incurred. In 1996, the DNR approved less costly containment and control strategies as an alternative to excavation processes at two sites. The decline in the liability of approximately $59 million is due to the successful implementation of these strategies at those two sites and several additional sites. Further reductions in the liability resulted from WP&L receiving an additional close out letter from the DNR, bringing the total number of sites with close out letters to four, and the resolution of liability issues have been reached or are pending with the current owners of two sites.

      The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities, and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. Changes in the estimate are reasonably possible in the near term.

      Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and collected from gas customers over a five year period after new rates are implemented. Although no assurance can be given, management currently believes future costs will also be recovered in rates. The associated regulatory asset is $16.5 million as of September 30, 1997.

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

   The proposed merger, which will be accounted for as a pooling of interests, was approved by the respective shareowners on September 5, 1996. The merger is still subject to approval by the SEC.

   On March 24, 1997, the MPUC issued an order approving the merger without hearings, subject to a number of technical conditions that the parties are willing to meet. Included is a four-year rate freeze for IPC's Minnesota customers.

   On May 7, 1997, the ICC issued an order approving the proposed merger.

   On September 26, 1997, the IUB issued its order granting final approval of the proposed merger. The order included a four-year rate freeze for Iowa customers.

   On November 5, 1997, the PSCW issued its final order approving the proposed merger. The approval included a number of conditions, including a four-year rate freeze and a requirement for the merger partners to file an ISO proposal within one month of FERC approval.

   The FERC issued an order on January 15, 1997. Some limited issues were set for hearings that began on April 23, 1997 and ended on May 2, 1997. On July 3, 1997, an administrative law judge issued a non-binding recommendation that FERC approve the merger subject to the terms of a stipulation agreement on competition issues entered into between the companies and the FERC trial staff. On November 12, 1997, FERC accepted these conditions and issued an order approving the merger.

   The SEC comment period relating to approval under the Public Utility Holding Company Act of 1935 ended November 5, 1996. The companies expect to receive a final decision from the SEC by the end of 1997.

   An impact review of the merger on market power, which is required by the Hart-Scott-Rodino Antitrust Improvements Act, was completed by the DOJ in 1997. All requirements of this review were satisfied.

   Additional information regarding the merger is available in WPLH's 1996 Annual Report on Form 10-K.

   THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996:

   OVERVIEW

   WP&L reported consolidated third quarter earnings from continuing operations of $14.4 million for 1997 and $15.2 million for the same period in 1996. The decrease in earnings was the result of higher electric and gas margins which were offset by increases in maintenance, depreciation and interest expenses.

   Electric Operations
                           Revenues and Costs                    kWhs Sold                     Customers at
                             (In Thousands)       Change      (In Thousands)       Change        Month End        Change
                            1997         1996                1997        1996                 1997       1996

   Residential
     and Farm             $  50,194    $ 50,863     (1%)    763,566      758,394       1%    342,514    336,221      2%
   Industrial                38,812      36,789      5%   1,100,036    1,025,866       7%        846        816      4%
   Commercial                27,944      28,150     (1%)    498,777      493,528       1%     46,614     45,558      2%
   Sales to other
     Utilities               44,464      36,134     23%   1,591,089    1,371,639      16%        107         93     15%
   Other                      4,051       1,651    145%      12,894       13,193      (2%)     1,738      1,741      0%
                            -------     -------           ---------    ---------            --------   --------
       Total               $165,465    $153,587      8%   3,966,362    3,662,620       8%    391,819    384,429      2%
                            =======     =======    ====   =========    =========     ====   ========   ========    ====
   Electric
     Production Fuels        31,253      30,419      3%
   Purchased Power           31,514      22,202     42%
                            -------     -------
      Margin               $102,698    $100,966      2%
                            =======     =======    ====


   Electric revenues increased $11.9 million, or 8 percent, as compared with the third quarter of 1996. Continued customer growth, economic strength in the service area, and increased sales to other utilities contributed to the increase in revenues. These increases were partially offset by the average retail rate reduction of 2.4 percent which was effective April 29, 1997.

   Electric margin increased $1.7 million, or 2 percent, as compared with the third quarter of 1996. This increase is primarily due to higher sales (as discussed above) which were partially offset by the increase in purchased power expense and the rate decrease. Purchased power costs per kWh were driven higher in the third quarter of 1997 compared with the same period in 1996 due to areas in Wisconsin and the Upper Midwest region experiencing unusual power shortages as a result of the outages of several area nuclear generating facilities. Refer to the "Power Supply" section below for further discussion of these shortages.

   Gas Operations

                             Revenues and Costs                    Therms Sold                   Customers at
                               (In Thousands)         Change      (In Thousands)      Change       Month End       Change
                            1997            1996                 1997       1996                1997       1996

   Residential
     and Farm              $    5,631     $   5,576       1%      7,784      7,564        3%   136,167   132,084       3%
   Commercial and
     Industrial                 3,705         3,625       2%      7,802      6,659       17%    16,678    16,169       3%
   Interruptible                  438           377      16%      1,108        987       12%       287       247      16%
   Transportation
     and other                  3,597         1,249     188%     34,356     38,044      (10%)      467       329      42%
                             --------       -------            --------   --------            --------   -------
      Total                 $  13,371      $ 10,827      23%     51,050     53,254       (4%)  153,599   148,829       3%
                             ========       =======     ====   ========   ========      ====  ========   =======     ====
   Purchased Gas                7,135         6,398      12%
                             --------       -------
      Margin                 $  6,236      $  4,429      41%
                             ========       =======     ====



   Gas revenues increased $2.5 million, or 23 percent, as compared with the third quarter of 1996. Customer growth contributed to increased therm sales to native customers which was offset by reduced off system sales and the average retail rate decrease of 2.2 percent effective April 29, 1997. Despite reduced therm sales, gas revenues increased due to the pass through to customers of higher costs per therm of natural gas.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism. A modified gas incentive mechanism has been approved and became effective April 29, 1997 with the retail rate order discussed below
   under "Rates and Regulatory Matters."   This incentive did not have a
   significant impact on gas margin for the third quarter of 1997 and 1996.

   Other Operation

   Conservation expense at WP&L was reduced significantly under the new rate order, UR-110. This reduction decreased WP&L's operating expenses by $3.3 million during the third quarter of 1997 compared with the same period in 1996.

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. The PSCW approved increased contributions to the nuclear decommissioning trust fund which also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The increase in interest expense is due to higher levels of long-term debt which was used to repay short-term debt and to finance utility construction expenditures. The decrease in other income and deductions is primarily due to timing of revenues related to the non-utility products and services.

   Income Taxes

   The decrease in income taxes between quarters is consistent with lower taxable income.

   NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. SEPTEMBER 30, 1996

   OVERVIEW

   WP&L reported consolidated income from continuing operations for the nine months ended September 30, 1997 of $47.1 million, compared with $66.6 million for the same period in 1996. Contributing to the decrease in earnings were lower electric and gas margins and increased depreciation expense for the nine months ended September 30, 1997 as compared with the same period in 1996. In addition, a non-recurring gain of $3.4 million after-tax was recognized during 1996 for the sale of a combustion turbine.

   Electric Operations
                         Revenues and Costs                      kWhs Sold                      Customers at
                           (In Thousands)       Change        (In Thousands)         Change       Month End       Change
                          1997         1996                 1997          1996                 1997      1996

   Residential
     and Farm            $150,205    $150,291       0%   2,227,210      2,225,755       0%    342,514   336,221       2%
   Industrial             113,003     107,351       5%   3,144,605      2,961,325       6%        846       816       4%
   Commercial              80,481      79,069       2%   1,403,341      1,362,592       3%     46,614    45,558       2%
   Sales to other
     Utilities            123,015      98,412      25%   4,383,936      3,854,199      14%        107        93      15%
   Other                    8,494       4,049     110%      46,351         43,464       7%      1,738     1,741       0%
                          -------     -------           ----------     ----------            --------  --------
      Total              $475,198    $439,172       8%  11,205,443     10,447,338       7%    391,819   384,429       2%
                          =======     =======     ====  ==========     ==========     ====   ========  ========     ====
   Electric
     Production Fuels      89,655      86,363       4%
   Purchased Power         98,610      55,193      79%
                          -------     -------
      Margin             $286,933    $297,616      (4%)
                          =======     =======     ====



   Electric revenues increased $36.0 million, or 8 percent, as compared with the nine months ended September 30, 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of warmer weather during the first four months of 1997. WP&L had an average retail rate decrease of 2.4 percent effective April 29, 1997. The Kewaunee surcharge, which was effective April 29, 1997 through July 1, 1997, offset a portion of this rate decrease. Refer to the "Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $10.7 million, or 4 percent, as compared with the nine months ended September 30, 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. Refer to the "Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 79 percent increase in the cost of purchased power.

   Gas Operations

                        Revenues and Costs                    Therms Sold                   Customers at
                          (In Thousands)        Change      (In Thousands)       Change       Month End       Change
                         1997         1996                 1997        1996                1997      1996

   Residential
     and Farm          $  59,037   $  59,713       (1%)    88,866      96,676      (8%)   136,167   132,084       3%
   Commercial and
     Industrial           33,942      33,267        2%     63,888      67,014      (5%)    16,678    16,169       3%
   Interruptible           1,775       2,052      (13%)     4,408       5,613     (21%)       287       247      16%
   Transportation
     and other            13,829      15,537      (11%)   134,392     137,801      (2%)       467       329      42%
                         -------     -------              -------     -------             -------   -------
      Total             $108,583    $110,569       (2%)   291,554     307,104      (5%)   153,599   148,829       3%
                         =======     =======      ====    =======     =======     ====    =======   =======     ====
   Purchased Gas          68,401      67,452        1%
                         -------     -------
      Margin            $ 40,182    $ 43,117       (7%)
                         =======     =======      ====


   Gas revenues decreased $2.0 million, or 2 percent, as compared with the nine months ended September 30, 1996. The average retail rate decrease of
   2.2 percent effective April 29, 1997 and reduced therm sales due to warmer weather in the first four months of 1997 resulted in the revenue decrease. A shift in the sales mix from residential, commercial and interruptible customers to lower margin transportation customers resulted in reduced margin.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism. A modified gas incentive mechanism has been approved and became effective April 29, 1997 with the retail rate order discussed below
   under "Rates and Regulatory Matters."   WP&L realized favorable
   contributions to gas margin of $0.2 million and $1.2 million for the nine months ended September 30, 1997 and 1996, respectively. The review of the gas incentive program for 1996 by the PSCW resulted in a $5.9 million refund to residential natural gas customers in April 1997 which did not have a significant effect on earnings in 1997.

   Other Operation

   Conservation expense at WP&L was reduced significantly under the new rate order, UR-110. This reduction decreased WP&L's operating expenses by $5.5 million for the nine months ended September 30, 1997 compared with the same period in 1996.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. The PSCW approved increased contributions to the nuclear decommissioning trust fund which also contributed to the increase in depreciation expense.

   Interest Expense and Other

   The increase in interest expense is due to higher levels of long-term debt which was used to repay short-term debt and to finance utility construction expenditures. Other income and deductions for the nine months ended September 30, 1996 included a second quarter $5.2 million pre-tax gain from the sale of a combustion turbine.

   Income Taxes

   The decrease in income taxes between periods is consistent with lower taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

   WP&L's liquidity is primarily determined by the level of cash generated from its operations and the funding requirements of it's ongoing construction and maintenance programs. WP&L finances its construction expenditures through internally generated funds supplemented, when required, by outside financing. On June 30, 1997, WP&L issued $105 million of 7% debentures due June 15, 2007. Approximately $50 million of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire $55 million of WP&L First Mortgage Bonds, Series Z, 6.125%, which matured on July 15, 1997.

   During the first nine months of 1997, WP&L generated sufficient cash flows from operations and from the issuance of debentures (as discussed above) to cover operating expenses, cash dividends and investing activities.
   Cash flows from operations decreased to $128.8 million for the nine months ended September 30, 1997 compared with $130.8 million for the same period in 1996. The increase in cash flows from financing activities of $62.2 million is primarily a result of the 7% debentures issued in June 1997 as discussed above. Cash flows used for investing activities increased $59.4 million for the first nine months of 1997 compared to the same period in 1996. Cash flows related to investing activities in 1996 were offset by recognition of $36 million in proceeds from the sale of a combustion turbine.

   Rates and Regulatory Matters

   The PSCW approved new rates effective April 29, 1997, which extend through 1998. On average WP&L's retail electric rates declined by 2.4 percent and retail gas rates declined by 2.2 percent. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee was out of service; authorization of an increase in the return on equity to 11.7 percent from 11.5 percent; a requirement to maintain a utility common equity level of 51.98 percent as compared with
   51.93 percent; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to $1.1 million to WP&L The incentive includes a sharing mechanism, whereby 40 percent of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

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

   On April 24, 1996, the FERC issued two orders (Nos. 888 and 889) intended to promote competition by opening access to the nation's wholesale power market. The orders require public utilities that own, control or operate transmission systems to provide the same transmission access and service for wholesale transactions that they provide to themselves. On March 4, 1997, FERC issued its orders on rehearing in FERC orders No. 888-A and No. 889-A. The purpose of the orders on rehearing are to address continued areas of disagreement or areas that required clarification in FERC's final rules. In compliance with these orders, WP&L filed revised transmission tariffs. WP&L cannot predict the long-term consequences of these rules on its results of operations or financial condition.

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

   Power Supply

   In April 1997, members of the Wisconsin Reliability Assessment Group (comprised of seven of the state's major energy suppliers) announced that eastern Wisconsin and other portions of the Midwest region would be facing unusual electric supply challenges in the upcoming months.

   During the spring of 1997, approximately one-third of the region's nuclear generating capacity was temporarily out of service due to maintenance outages. This included the Kewaunee Nuclear Power Plant (which is operated by WPSC and owned by WPSC, WP&L and MG&E), the Point Beach Nuclear Power Plant (which is owned and operated by WEPCO) and several nuclear units owned by Commonwealth Edison in northern Illinois. There are also capacity limits on the regional transmission system that moves power into and out of Wisconsin.

   Several actions were taken in an attempt to ensure adequate power supplies for customers in the summer months, such as rescheduling maintenance to increase power plant availability, upgrading the transmission system to improve capacity, and continuing efforts to bring nuclear power plants on line (Kewaunee returned to full operation in June). As a result of these efforts, Wisconsin utilities were able to meet all customer demand (customers with voluntary interruptible contracts did, however, experience periodic interruptions).

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region.

   On Oct. 1, a group of 11 Wisconsin utilities responded to a request by Gov. Tommy Thompson by providing consensus recommendations for improving electric system reliability. The recommendations included increasing regional transmission capacity, providing additional electric generation in eastern Wisconsin and streamlining the regulatory approval process. Gov. Thompson is currently reviewing reliability recommendations from utilities, state regulators and customer groups, and legislative proposals are anticipated in early 1998.

   Environmental Liabilities

   WP&L conducted a comprehensive review in the third quarter of 1997 of its liability related to its manufactured gas sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup to $13.1 million. In addition, management believes it is possible but not likely that an additional $3.2 million of remediation costs may be incurred. Refer to "Notes to Consolidated Financial Statements" for additional details.

   Financing and Capital Structure

   The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing and capital market conditions. WP&L generally borrows on a short-term basis to provide interim financing of construction and capital expenditures in excess of available internally generated funds. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L also uses proceeds from the sales of accounts receivable and unbilled revenues to finance a portion of its long-term cash needs. WP&L's bank lines of credit of $70 million at September 30, 1997 are available to support these borrowings.

   WP&L's capitalization at September 30, 1997, including the current maturities of long-term debt, variable rate demand bonds and short-term debt, consisted of 52 percent common equity, 5 percent preferred stock and 43 percent debt. The common equity total capitalization ratio was 52 percent at September 30, 1997 and 53 percent at December 31, 1996.

   Capital Requirements

   WP&L is a capital-intensive business and requires large investments in long-lived assets. Construction expenditures for the nine months ended September 30, 1997 were $87.5 million. The estimated capital expenditures for the remainder of 1997 are $28.6 million. These are expected to be funded primarily through internally generated funds.

   WP&L has a 41 percent ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. Kewaunee is jointly owned by WP&L, WPSC and MG&E. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. The steam generator tube repair costs were approximately $10.0 million. WP&L's share of these costs is $4.1 million. The PSCW has authorized deferral of such costs incurred after March 20, 1997. Therefore, WP&L has deferred $3.3 million of these costs. WP&L will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute assurance of future recovery in customer rates or a finding that such costs have been prudently incurred.

   WP&L incurred additional costs associated with the acquisition of replacement power while Kewaunee was out of service. These costs were approximately $500,000 per week. WP&L was authorized to include a surcharge on customer bills with a refund provision, effective April 29, 1997 through July 1, 1997, to recover the additional costs of replacement power during that period. Refer to WP&L's 1996 Annual Report on Form 10-K for additional information on Kewaunee.

   The net book value of WP&L's share of Kewaunee as of September 30, 1997 was $46.7 million, excluding the value of nuclear fuel.

   Year 2000

   WP&L utilizes software, embedded systems, and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal project is currently under way to determine the full scope, work plan and related costs to insure that WP&L's systems continue to meet its customer and internal needs. WP&L has begun to incur expenses in 1997 to resolve this issue. These expenses may continue through the year 1999 and may be significant.

   INFLATION

   The impacts of inflation on WP&L currently are mitigated through ratemaking methodologies, customer growth and productivity improvements.

   OTHER EVENTS

   Union Contract

   WP&L and the International Brotherhood of Electrical Workers, Local 965, reached agreement on a new three-year collective bargaining contract on June 14, 1996. The new agreement included increases in the base wage during the first, second and third years of the contract of 3.00 percent,
   3.00 percent and 3.25 percent, respectively. The new agreement was effective retroactive to June 1, 1996, with wages retroactive to May 26, 1996, which was the beginning of a pay period. As of September 30, 1997, the contract covered 1,565 of WP&L's employees, or approximately 69 percent of the total employees at WP&L.


   Special Note Regarding Forward-Looking Statements

   The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatment (including rate recovery of environmental remediation costs) and weather conditions. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and WP&L undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

                                    Part II

                    Item 6.  Exhibits and Reports on Form 8-K

   1.  Exhibits

       27 A  Financial Data Schedule of WPLH

       27 B  Financial Data Schedule of WP&L

   2.  Reports on Form 8-K:  None

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1997.


   WPL Holdings, Inc.






   By: /s/ Edward M. Gleason
   Edward M. Gleason, Vice President, Treasurer and Corporate Secretary (principal financial officer)

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 1997.


   Wisconsin Power and Light Company






   By: /s/ Edward M. Gleason
   Edward M. Gleason, Controller, Treasurer and Corporate Secretary (principal financial officer)

                                  EXHIBIT INDEX

   Exhibit No.         Description

     27 A         Financial Data Schedule of WPLH

     27 B         Financial Data Schedule of WP&L