Form 10-K405
period 1997-12-31
WPL HOLDINGS INC
filed 1998-04-15
CIK 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997
                                       or
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

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

                                      Name of Each Exchange on
    Title of Class                    Which Registered
    Common Stock, $.01 Par Value      New York Stock Exchange
    Common Stock Purchase Rights      New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X]

   The aggregate market value of the voting stock held by nonaffiliates as of February 28, 1998: $976.1 million

   Number of shares outstanding of each class of common stock as of February 28, 1998:

    Common Stock, $.01 par value, 30,788,593 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the registrant's 1998 Annual Meeting of Shareowners will, upon filing with the Securities and Exchange Commission, be incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                     Page
    Part I                                                          Number
              Item 1.   Business                                       3
              Item 2.   Properties                                    19
              Item 3.   Legal Proceedings                             22
              Item 4.   Submission of Matters to a Vote of            24
                        Security Holders
    Part II
              Item 5.   Market for Registrant's Common Equity and
                        Related Stockholder Matters                   25
              Item 6.   Selected Financial Data                       26
              Item 7.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                    27
              Item  7A. Quantitative and Qualitative Disclosures      52
                        About Market Risk
              Item 8.   Financial Statements and Supplementary
                        Data                                          52
              Item 9.   Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosures                                   74
    Part III
              Item 10.  Directors and Executive Officers of the
                        Registrant                                    74
              Item 11.  Executive Compensation                        74
              Item 12.  Security Ownership of Certain Beneficial
                        Owners and Management                         74
              Item 13.  Certain Relationships and Related
                        Transactions                                  74

    Part IV
              Item 14.  Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                       75
                        Signatures                                    89
                        Report of Independent Public Accountants
                          on Schedules                                90


   FORWARD-LOOKING STATEMENTS

   Refer to the "Forward-Looking Statements" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                     PART I

   As described below, WPL Holdings, Inc. (WPLH) is a party to a proposed three-way merger (Merger) involving IES Industries Inc. (IES) and Interstate Power Company (IPC). Management of WPLH currently expects the Merger to be consummated in the second quarter of 1998. As a result, and to enhance the reader's understanding of the combined company following the Merger, certain information relating to IES and IPC and their respective operations, as well as to the combined company, has been included in this Annual Report on Form 10-K. Information relating to IES and IPC was supplied by the respective companies for inclusion herein. This information has been provided for reference only and is not intended to imply that the operations of WPLH included the operations of IES or IPC prior to the effective time of the Merger. The portions of Items 1 through 3 of Part I which are prospective in nature, generally reflect a discussion of operations on a post-merger basis. The portions of Items 1 through 3 of Part I that are historical in nature focus primarily on WPLH.

   ITEM 1.  BUSINESS

   A.   MERGER

   WPLH, IES and IPC are in the process of completing a Merger forming Interstate Energy Corporation (Merged Company). In connection with the Merger, IES will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation
   (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger is referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: Wisconsin Power and Light Company (WP&L), IES Utilities Inc. (IESU), IPC, New Diversified and Alliant Services Company. Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the "Notes to Consolidated Financial Statements."

   The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys,
   accountants, etc.).   The estimate of potential cost savings constitutes a
   forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated costs savings will actually be realized. In addition, the allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, the Merged Company has agreed to various rate freezes and rate caps to be implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A for a further discussion).

   Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting the Merged Company, the Merged Company does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   A brief description of the three merger partners is as follows:

   WPLH

   WPLH was incorporated under the laws of the State of Wisconsin in 1981, and operates as a holding company with both utility and nonutility businesses. It is the parent company of a public utility, WP&L and its related subsidiaries and of HDC, the parent corporation for the nonutility businesses. Refer to Note 13 of the "Notes to Consolidated Financial Statements" for financial information related to WPLH's business segments.

   IES

   IES is a holding company which was incorporated as IE Industries in 1986 under the laws of the State of Iowa. IES's wholly-owned subsidiaries are IESU and Diversified. IESU is primarily an electric and natural gas utility company operating in the State of Iowa. Diversified is a holding company for nonutility subsidiaries which are primarily engaged in the energy-related, transportation and real estate development businesses. Diversified also has an investment in an Iowa-based telecommunications company, among other miscellaneous investments.

   IPC

   IPC is a public utility incorporated in 1925 under the laws of the State of Delaware. IPC is primarily an electric and natural gas utility company operating in the States of Iowa, Minnesota and Illinois. At December 31, 1997, IPC provided electric and gas service to approximately 166,000 and 50,000 customers, respectively. In 1997, 1996 and 1995, IPC had no single customer for which electric and/or gas sales accounted for 10% or more of IPC's consolidated revenues. IPC's largest gas transportation customer, which represents 36% of IPC's total gas throughput, is committed by contract for the next four years. The revenue associated with this customer is immaterial.

   WP&L and HDC are currently the primary first-tier subsidiaries of WPLH. Assuming that the Merger is consummated, the first-tier subsidiaries of the Merged Company would be as follows:

   1) WP&L

   WP&L, incorporated in Wisconsin in 1917 as the Eastern Wisconsin Electric Company, is a public utility predominately engaged in the transmission and distribution of electric energy and the generation and bulk purchase of electric energy for sale. WP&L also transports, distributes and sells natural gas purchased from gas suppliers. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipal-ities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 1997, WP&L supplied electric and gas service to approximately 393,000 and 155,000 customers, respectively.
   WP&L also has approximately 32,000 water customers. The water operations are immaterial to WP&L overall. In 1997, 1996 and 1995, WP&L had no single customer for which electric and/or gas sales accounted for 10% or more of WP&L's consolidated revenues.

   WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

   WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

   2) IESU

   IESU was incorporated in Iowa in 1925 as Iowa Railway and Light Corporation and is currently a first-tier subsidiary of IES. IESU is primarily a public utility operating company engaged in providing electric energy, natural gas and, to a limited extent, steam used for industrial and heating purposes, in the State of Iowa. At December 31, 1997, IESU supplied electric and gas service to approximately 339,000 and 178,000
   customers, respectively.   In 1997, 1996 and 1995, IESU had no single
   customer for which electric and/or gas sales accounted for 10% or more of IESU's consolidated revenues.

   IESU also owns varying interests in several other subsidiaries and investments which are not material to IESU's operations.

   3) IPC

   See above.

   4) HDC

   Incorporated in 1988, HDC is the parent company of all nonutility businesses for WPLH. HDC and its principal subsidiaries are engaged in business development in three major areas: (1) environmental and engineering services; (2) affordable housing; and (3) energy services. Following the consummation of the Merger, it is anticipated that HDC and Diversified will be merged to form New Diversified.

   5) DIVERSIFIED

   Other than IESU's nonregulated investments, the non-utility operations of IES are organized under Diversified. Diversified is a holding company whose wholly-owned subsidiaries include IES Transportation Inc. (IES Transportation), IES Energy Inc. (IES Energy), IES Investments Inc. (IES Investments) and IES International Inc. (IES International).

   6) ALLIANT SERVICES COMPANY

   Upon consummation of the Merger, Alliant Services Company will be the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935.

   B.   INFORMATION RELATING TO THE MERGED COMPANY AS A WHOLE

   EMPLOYEES

   As of December 31, 1997, the parties to the Merger and their affiliates had the following full-time employees:

                                         Number of         Number of
                         Number of       Bargaining        Bargaining
                         Employees        Employees        Agreements
    WP&L                    2,175             1,490                 1
    IESU                    2,045             1,089                 6
    IPC                       872               559                 3
    HDC                       642                 -                 -
    Diversified               255                84                 5
    IES                       148                 -                 -
                            -----             -----             -----
      Total                 6,137             3,222                15
                            =====             =====             =====

   There are several bargaining agreements at IESU expiring in 1998 but the number of employees covered under these agreements is relatively small.

   CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS

   Refer to the "Liquidity and Capital Resources" section in Item 7. MD&A for a discussion of anticipated construction and acquisition expenditures for 1998-2002 and the assumptions in financing future capital requirements.

   REGULATION

   Assuming the Merger is consummated, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935.

   WP&L is subject to regulation by the Public Service Commission of Wisconsin (PSCW) as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. The PSCW is comprised of three commissioners appointed by the Governor of Wisconsin and ratified by the State Senate. WP&L is generally required to file a rate case with the PSCW every two years with requests for rate relief based on a forward-looking test year period. However, as one of the conditions of the Merger, the PSCW has required WP&L to freeze on a post-merger basis retail electric, natural gas, and water rates for a period of four years. The PSCW also regulates the type and amount of investments in non-utility businesses.

   IESU and IPC operate pursuant to the laws of the State of Iowa and are thereby subject to the jurisdiction of the Iowa Utilities Board (IUB).
   The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 Kw. The IUB is comprised of three commissioners appointed by the Governor of Iowa and ratified by the State Senate. Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed. IESU and IPC have agreed to a four-year price cap effective with the Merger as part of the Merger approval process.

   In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of twenty-five years by a majority vote of local qualified residents. In addition, the IUB defines the boundaries of mutually exclusive service territories for all electric utilities. The IUB has jurisdiction and grants franchises for the use of public highway rights-of-way for electric and gas facilities outside corporate limits.

   IPC is also subject to regulation by the Minnesota Public Utilities Commission (MPUC). The MPUC is comprised of five commissioners appointed by the Governor of Minnesota and confirmed by the Senate. Requests for price relief can be based on either historical or projected data. The MPUC must reach a final decision within 10 months. Interim rates are permitted. The MPUC also has jurisdiction to approve IPC's capital structure on an annual basis.

   South Beloit and IPC are subject to regulation by the Illinois Commerce Commission (ICC) for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. The ICC is comprised of five commissioners appointed by the Governor of Illinois. Requests for rate relief must be decided within 11 months.

   The Federal Energy Regulatory Commission (FERC) has jurisdiction under the Federal Power Act over certain of the electric utility facilities and operations, wholesale rates and accounting practices of WP&L, IESU and IPC, and in certain other respects. In addition, certain natural gas facilities and operations of the companies are subject to the jurisdiction of the FERC under the Natural Gas Act.

   With respect to environmental matters, the United States Environmental Protection Agency administers certain federal statutes and has delegated the administration of other environmental initiatives to the applicable state environmental agencies. In addition, the state agencies have jurisdiction over air and water quality standards associated with fossil fuel fired electric generation and the level and flow of water, safety and other matters pertaining to hydroelectric generation.

   WP&L and IESU are subject to the jurisdiction of the Nuclear Regulatory Commission (NRC), with respect to the Kewaunee Nuclear Power Plant (Kewaunee) in the case of WP&L and the Duane Arnold Energy Center (DAEC) in the case of IESU, and to the jurisdiction of the United States Department of Energy (DOE) with respect to the disposal of nuclear fuel and other radioactive wastes from Kewaunee and the DAEC.

   Effective with the consummation of the Merger, the Merged Company will be subject to regulation by the PSCW, as WP&L is currently. The PSCW regulates, among other things, the type and amount of investments in non-utility businesses.

   Refer to Item 7. MD&A for additional information regarding regulation.

   YEAR 2000

   Refer to the "Other Matters - Year 2000" section in Item 7. MD&A for a discussion of Year 2000 system conversion initiatives.

   C.   INFORMATION RELATING TO UTILITY OPERATIONS

   On a combined basis, the merger partners realized 54%, 41%, 3% and 2% of their electric utility revenues in 1997 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 87% of the electric revenues were regulated by the respective state commissions while the other 13% were regulated by the FERC. On a combined basis, the parties realized 56%, 38%, 3% and 3% of their gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

   UTILITY INDUSTRY OUTLOOK

   Refer to the "Utility Industry Outlook" section in Item 7. MD&A for a discussion of various competitive issues impacting utility operations.

   ELECTRIC OPERATIONS

   WP&L

   WP&L provides electricity in a service territory of approximately 16,000 square miles in 35 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1997, WP&L provided retail electric service to approximately 393,000 customers in 615 cities, villages and towns, and wholesale service to 25 municipal utilities, one privately owned utility, three rural electric cooperatives, one Native American nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to 14 communities.

   Electric operations represented 79.8% of WP&L's total operating revenues and 90.5% of WP&L's total operating income for the year ended December 31, 1997.

   Electric sales are seasonal to some extent with the yearly peak normally occurring in the summer months. WP&L also experiences a smaller winter peak in December or January. The maximum net hourly peak load on the electric system was 2,253 megawatts and occurred on July 16, 1997.

   Refer to Item 2. "Properties" for additional information regarding electric facilities.

   Fuel

   In 1997, approximately 86% of WP&L's net kilowatthour generation of electricity by company-owned and jointly-owned facilities was fueled by coal and 10% by nuclear fuel (provided by WP&L's 41% ownership interest in Kewaunee). The remaining electricity generated was produced by hydro-electric, oil-fired and natural gas generation. The 1997 WP&L coal percentage was higher than anticipated due to the outage at the Kewaunee plant as discussed in Item 7. MD&A. As a result, the coal portion of generation is expected to be slightly lower in future years.

   In 1997, approximately 64% of IESU's net kilowatthour generation of electricity by company-owned and jointly-owned facilities was fueled by fossil fuel (primarily coal) and 34% by nuclear fuel through ownership in the DAEC. The 1997 IESU fossil percentage was lower than anticipated because of several maintenance outages at various fossil-fueled generating facilities and attempts to conserve coal due to rail transportation problems. As a result, the fossil fuel portion of generation is expected to be slightly higher in future years.

   In 1997, approximately 94% of IPC's electricity was fueled by coal and the remainder was primarily from natural gas. Future sources of generation are expected to be in similar proportions.

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

   Present coal supply contracts and transportation contracts (excluding extension options) cover approximately 34% and 42%, respectively, of WP&L's estimated coal requirements for the years 1998 through 2002. WP&L will seek renewals of existing contracts or additional sources of supply and negotiate new or additional transportation contracts to satisfy these requirements and to comply with environmental regulations.

   IESU estimates that it has the capability to purchase approximately half of its 1998 through 2002 coal requirements under its current coal contracts and will meet the remainder of its requirements from either future contracts or purchases in the spot market. Many of the current contracts have provisions allowing IESU to purchase additional tons of coal. IESU believes that an ample supply of coal is available in the spot market to meet its needs.

   Approximately 75% to 80% of IPC's 1998 coal requirements will be met from long-term contracts. These contracts have expiration dates ranging through August 31, 1999. Future coal requirements will be met from either future contracts or purchases in the spot market.

   Purchased Power

   During the year ended December 31, 1997, about 36.7% of WP&L's total kilowatthour requirements were met through purchased power. Refer to Note 11b in "Notes to Consolidated Financial Statements" for details relating to long-term purchase power commitments.

   Approximately 24.6% and 38.6% of IESU's and IPC's total kilowatthour requirements, respectively, were met through purchased power during the year ended December 31, 1997.

   General

   Assuming consummation of the Merger, WP&L, IESU and IPC expect to realize reduced electric production costs through the joint dispatch of systems and increased marketing opportunities in the wholesale and interchange markets through electric interconnections with other utilities.

   The facilities of the merger partners are interconnected with certain neighboring utilities and WP&L, IESU and IPC participate as members of the Mid-Continent Area Power Pool (MAPP). This pool is comprised of 20 utilities which are Transmission Owning Members (TOMs) and 51 energy-related companies providing services in the upper midwest region of the United States, and operates pursuant to an agreement which provides for the interchange of electric energy, the sharing of responsibilities for production capacity and reserve and the supply of electric energy.

   Nuclear

   General

   Assuming the Merger is consummated, the Merged Company will own interests in two nuclear facilities, Kewaunee and the DAEC. Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013. DAEC, a 520-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014.

   As co-owners of nuclear generating units, IESU and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations.

   The operation and design of nuclear power plants is under constant review by the NRC. IESU and WP&L have complied with and are currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. IESU's and WP&L's anticipated nuclear-related construction expenditures for 1998-2002 are approximately $46 million and $43 million, respectively. Refer to "Liquidity and Capital Resources - Capital Requirements" in Item 7. MD&A for a further discussion.

   The DAEC received the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance during the NRC's last Systematic Assessment of Licensee Performance (SALP) report in 1997. Kewaunee received the highest score possible (1) in the area of maintenance and a "good" rating (2) in the areas of plant operations, engineering and plant support during the NRC's last SALP report which was also received in 1997.

   Under the Price-Anderson Amendments Act of 1988 (1988 Act), IESU and WP&L currently have the benefit of public liability coverage which would compensate the public in the event of an accident at a commercial nuclear power plant. The 1988 Act permits such coverage to rise with increased availability of nuclear insurance and the changing number of operating nuclear plants subject to retroactive premium assessments. The 1988 Act provides for inflation indexing (Consumer Price Index every fifth year) of the retroactive premium assessments.

   As an outgrowth of the Three Mile Island Nuclear Power Plant (TMI) experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. IESU and WP&L are participants in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

   In the unlikely event of a catastrophic loss at Kewaunee or the DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L or IESU and could have a material adverse effect on their financial position and results of operations. Refer to Note 11f of the "Notes to Consolidated Financial Statements" for a further discussion of insurance matters relating to Kewaunee.

   Kewaunee

   WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts.

   A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1997, 960,000 pounds of yellowcake or its equivalent were held in inventory for Kewaunee.

   Two contracts are in place to provide conversion services for Kewaunee nuclear fuel for reloads in 1998 and 2000. A contract with Cogema, Inc. provides a fixed quantity of enrichment services through the year 2001. Additional enrichment services will be acquired under a contract with the United States Enrichment Corporation which is in effect for the life of Kewaunee or by purchases on the spot market. A contract with Siemens Power Corporation provides fuel fabrication services through March 15, 2001, for Kewaunee. This contract contains force majeure and termination provisions.

   If, for any reason, Kewaunee was forced to suspend operations permanently, fuel-related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements, and (2) the fuel fabrication contract contains force majeure and termination provisions. As of the end of 1997, the maximum exposure would not be expected to exceed $550,000. Uranium inventories could be sold on the spot market.

   DAEC

   A contract for enrichment services and enriched uranium product was signed with the United States Enrichment Corporation (USEC) in 1995, which has reduced IESU's enrichment and uranium costs. This contract will be effective through 2001 and may extend beyond 2001 if certain conditions occur. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2008 refueling of the DAEC. IESU believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements.

   Refer to "Other Matters - Environmental" and "Liquidity and Capital Resources - Capital Requirements" in Item 7. MD&A for a discussion of various other nuclear issues relating to Kewaunee and the DAEC.

   Power Supply

   Refer to "Other Matters - Power Supply" in Item 7. MD&A for a discussion of power supply concerns in the State of Wisconsin.

   Electric Environmental Matters

   WPLH is regulated in environmental protection matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and county agencies. The laws impacting WPLH's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Occupational Safety and Health Act; National Energy Policy Act of 1992 and a number of others. WPLH regularly secures and renews federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

   Refer to "Other Matters - Environmental" in Item 7. MD&A for a further discussion of electric environmental matters.

          WPL Holdings, Inc.
                                              1997       1996        1995        1994      1993

   Electric Operating Information
    (Utility Only)
   Operating Revenues ('000s):
        Residential                         $199,633   $201,690    $199,850    $194,242    $184,176
        Commercial                           107,132    105,319     102,129     101,382      95,977
        Industrial                           152,073    143,734     140,562     140,487     132,903
                                             -------    -------     -------     -------     -------
          Total from ultimate customers      458,838    450,743     442,541     436,111     413,056

        Sales for resale                     160,917    131,836      97,350      86,400      78,955
        Other                                 14,388      6,903       6,433       9,236      11,176
                                             -------    -------     -------     -------     -------
          Total                             $634,143   $589,482    $546,324    $531,747    $503,187
                                             =======    =======     =======     =======     =======
   Electric Sales ('000s MWH) :
        Residential                            2,974      2,980       2,938       2,777       2,751
        Commercial                             1,878      1,814       1,773       1,688       1,630
        Industrial                             4,256      3,986       3,873       3,765       3,540
                                            --------    -------    --------     -------     -------
          Total from ultimate customers        9,108      8,780       8,584       8,230       7,921

        Sales for resale                       5,824      5,246       3,109       2,574       2,388
        Other                                     60         57          54          55          52
                                             -------    -------     -------     -------     -------
          Total                               14,992     14,083      11,747      10,859      10,361
                                             =======    =======     =======     =======     =======

   Customers (End of Period):
        Residential                          343,637    336,933     329,643     322,924     316,870
        Commercial                            46,823     45,669      44,730      43,793      42,884
        Industrial                               855        815         795         776         714
        Other                                  1,875      1,820       1,342       1,298       1,275
                                             -------    -------     -------     -------     -------
          Total                              393,190    385,237     376,510     368,791     361,743
                                             =======    =======     =======     =======     =======
   Other Selected Electric Data:
        System capacity at time of peak
        demand (MW):
             Company-owned                     2,337      2,300       2,176       2,193       2,019
             Firm purchases and sales
              (net)                              145         68          57          40          83
                                             -------    -------     -------     -------     -------
               Total                           2,482      2,368       2,233       2,233       2,102
                                             =======    =======     =======     =======     =======

        Maximum peak hour demand (MW)          2,253      2,124       2,197       2,002       1,971
        Sources of electric energy ('000s
        MWH):
             Steam                             8,587      8,687       8,323       7,821       7,616
             Nuclear                             970      1,301       1,555       1,625       1,565
             Hydroelectric                       234        244         222         228         276
             Purchases                         5,744      4,494       2,227       1,786       1,488
             Other                               121         59          86          24           6
                                             -------    -------     -------     -------     -------
               Total                          15,656     14,785      12,413      11,484      10,951
        Cooling degree days                      369        408         982         637         630
        Revenue per KWH from
          ultimate customers (in cents)         5.04       5.13        5.16        5.30        5.21


   GAS OPERATIONS

   With the advent of Order 636 as promulgated by FERC, the nature of WP&L, IESU and IPC's gas supply portfolios have changed. Order 636, among other things, eliminated the interstate pipelines' obligation to serve and now requires WP&L, IESU and IPC to purchase virtually 100% of their gas supply requirements from non-pipeline suppliers. In addition, Order 636 has enhanced access to competitively-priced gas supply and more flexible transportation services.

   WP&L General

   As of December 31, 1997, WP&L provided retail natural gas service to approximately 155,000 customers in 243 cities, villages and towns in 22 counties in southern and central Wisconsin and one county in northern Illinois. Gas operations represented 19.6% of WP&L's total operating revenues and 9.8% of WP&L's total operating income for the year ended December 31, 1997.

   WP&L's gas sales follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the heating season.

   WP&L Gas Supplies

   Prior to 1995, WP&L passed on its costs incurred from natural gas suppliers and pipeline companies on a dollar-for-dollar basis to its customers. In 1995, the PSCW approved implementation of a performance-based rate mechanism for Wisconsin gas customers. Under this mechanism, fluctuations in the commodity cost of gas above or below a prescribed commodity price index will increase or decrease WP&L's margin on gas sales. Both benefits and exposures are subject to customer sharing provisions. Effective with the UR-110 rate order on April 29, 1997, to the extent WP&L purchases its gas supply below the index price, WP&L will retain 40% of the savings. The balance of the savings is returned to customers. The same sharing mechanism exists for gas that is purchased at a cost above the index price.

   In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR Pipeline (ANR) and Northern Natural Gas Company (NNG) allowing access to gas supplies from the states of Oklahoma, Louisiana, Texas, and the province of Alberta, Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 242,580 dekatherms (Dth) per day of natural gas as follows:

         ANR                       NNG            Non-Traditional
      122,124  Dth              75,056 Dth          45,400 Dth

   Two non-traditional arrangements provide WP&L with gas delivered directly to its "city gate" using the vendors' transportation contract with ANR Pipeline.

   WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise approximately 24% of WP&L's annual gas requirements.

   WP&L maintains purchase agreements with over 50 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include six contracts providing for long-term gas deliveries (i.e., with terms ranging from six months to ten years). These contracts provided 54% of WP&L's annual gas purchases in 1997. In addition to its direct purchase and sales of natural gas, WP&L provided transportation service to 178 customers who purchased their own gas, pursuant to WP&L's transportation tariffs. These customers represent approximately 40% of total gas moved through WP&L's natural gas distribution pipe.

   Refer to Note 11b of the "Notes to Consolidated Financial Statements" for a discussion of WP&L's long-term purchase gas commitments.

   IESU Gas Supplies

   Contracts with the pipelines subsequent to Order 636 are comprised primarily of firm transportation, firm storage and no-notice service.
   Firm transportation contracts grant IESU access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers on peak day. Firm storage service allows IESU to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, IESU requests and the pipelines deliver the gas back on a firm basis. No-notice service grants IESU the right to take more or less gas than is actually scheduled up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

   IESU's portfolio of firm transportation, firm storage and no-notice service from pipelines is as follows:

                                   Firm            Firm
                              Transportation      Storage      No-Notice

    NNG:
      Volume (Dth/day)           143,996          60,706         10,000
      Expiration date            10/31/99        10/31/99       10/31/99

    Natural Gas Pipeline
    Co. of America (NGPL):
      Volume (Dth/day)            28,605          34,014          996
      Expiration date           11/30/2000       11/30/98       11/30/98

    ANR:
      Volume (Dth/day)            60,737          19,180         5,000
      Expiration date           10/31/2003      10/31/2003     10/31/2003

   Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions.

   IESU has firm gas supply agreements with various non-pipeline suppliers. These gas supply agreements have maximum and minimum obligations and will be delivered through gas transmission pipelines as follows:

                       Maximum            Minimum
                    Daily Quantity     Daily Quantity
                      (Dth/day)          (Dth/day)

    NNG                 96,486             73,545
    NGPL                38,575             25,575
    ANR                 25,000             20,000

   These gas supply contracts have expiration dates ranging from a few months to almost four years. Rates charged by IESU's suppliers are subject to regulation by the FERC. IESU's tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale.

   IPC Gas Supplies

   IPC purchases pipeline transportation capacity from NNG, NGPL and Northern Border Pipeline Company (NBPL). During 1997, IPC purchased gas from non-traditional suppliers, i.e. producers, brokers and marketers, at market responsive rates. Order 636 unbundled pipeline supply from its capacity. Subsequent to Order 636, FERC continues to approve the tariffs of NNG and NGPL, but only with regard to capacity and storage rates, subject to change as rate cases are filed.

   Gas for IPC's Mason City, Albert Lea and Savanna service areas is transported by NNG under capacity contracts for 36,338 Dth per day, and for an additional 15,657 Dth in the November to March time frame. The majority, 26,999 Dth, of the above capacities is from the producing areas of Oklahoma and Texas, etc. These contracts expire in October 1999. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements.

   Gas for IPC's Clinton service area is transported by NGPL under capacity contracts for 17,750 Dth annually, with expiration dates of November 30, 1998, February 28, 1999, and two as of November 30, 2001. This gas is supplied by producers, marketers and brokers. IPC supplements this capacity with storage gas, which has the pipeline capacity embedded in its FERC approved rate.

   IPC owns propane-air mix gas plants in Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are: 5,000 Dth, 4,000 Dth and 9,600 Dth, respectively.

   IPC's tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale.

   Gas Environmental Matters

   Refer to "Other Matters - Environmental" in Item 7. MD&A for a discussion of gas environmental matters as well as Item 3. "Legal Proceedings" for additional information related to manufactured gas plant (MGP) sites.

   WPL Holdings, Inc.
                                       1997        1996       1995        1994        1993

   Gas Operating Information
   (Utility Only)
   Operating Revenues ('000s):
        Residential                    $84,513    $90,382     $70,382    $71,555      $71,632
        Commercial                      45,456     46,703      35,411     38,516       37,993
        Industrial                       8,378     11,410      17,984     22,629       23,196
        Transportation and other        17,536     17,132      15,388      6,946        4,449
                                       -------    -------     -------    -------      -------
          Total                       $155,883   $165,627    $139,165   $139,646     $137,270
                                       =======    =======     =======    =======      =======

   Gas Sales ('000s Dekatherms):
        Residential                     12,770     14,297      12,690     11,956       12,001
        Commercial                       8,592      9,167       8,245      8,128        7,994
        Industrial                       1,714      1,997       2,144      3,113        3,497
        Transportation and other        17,595     18,567      16,870      9,279        8,487
                                       -------    -------     -------    -------      -------
          Total                         40,671     44,028      39,949     32,476       31,979
                                       =======    =======     =======    =======      =======

   Customers at End of Period
    (Excluding Transportation
    and Other):
        Residential                    137,827    133,580     129,576    124,938      120,829
        Commercial                      16,653     16,083      15,724     15,270      14,826
        Industrial                         488        529         566        561         549
                                       -------    -------     -------    -------     -------
          Total                        154,968    150,192     145,866    140,769     136,204
                                       =======    =======     =======    =======     =======
   Other Selected Gas Data:
        Heating degree days              7,350      8,124       7,431      7,170       7,351
        Revenue per dekatherm sold
          (excluding transportation
          and other)                     $6.00      $5.83       $5.36      $5.72       $5.65
        Purchased gas costs per
         dekatherm sold
          (excluding transportation
          and other)                     $4.30      $4.12       $3.64      $3.82       $3.85



   D. INFORMATION RELATING TO NONREGULATED OPERATIONS

   A description of HDC's businesses at December 31, 1997 is as follows:

   Environmental and Engineering Consulting

   Heartland Environmental Holding Company (HEHC), a wholly-owned subsidiary of HDC, is the holding company for HDC's environmental and engineering services activities. HEHC's primary subsidiary is RMT, Inc. (RMT). RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments. The most significant of these markets are chemical companies, pulp and paper processors, oil and gas providers, foundries and other manufacturers. RMT specializes in solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control.

   Affordable Housing

   Formed by HDC in 1988, Heartland Properties, Inc. (HPI) is responsible for performing asset management, facilitating the development of and financing high quality, affordable housing in Wisconsin and the Midwest. HPI has a majority ownership interest in 60 such properties. As of December 31, 1997, HPI's investment in affordable housing properties was $100 million, net of depreciation.

   To facilitate HPI's development and financing efforts in the affordable housing market, HDC incorporated Capital Square Financial Corporation in 1992 to provide mortgage banking services. Heartland Capital Company LLC, which was formed in 1994 to provide construction financing services, was liquidated during 1997.

   Energy Services

   Heartland Energy Group, Inc (HEG) was formed in 1995 as the parent company for HDC's energy services businesses. The two most significant components of HEG prior to 1997 were Heartland Energy Services, Inc. (HES) and ENSERV, Inc.

   HES, formed in 1993, provided energy supplies to industrial and wholesale customers. Beginning in 1994, HES actively bought and sold natural gas. In January 1997, HES's natural gas business was combined in a joint venture with Industrial Energy Applications, Inc. (IEA), the energy marketing subsidiary of IES.

   HES received federal marketing authority for electricity in September 1994. HES continued to buy and sell electricity through 1997. In July 1997, WPLH announced a joint venture with Cargill Incorporated to market electricity and risk management services to wholesale buyers. This joint venture, in which the Merged Company has a 50% ownership interest, is named Cargill-Alliant. HES's electricity business was part of WPLH's initial capital contribution to the joint venture.

   ENSERV offered turnkey project development and implementation for customer
   energy supply initiatives.    In January 1997, ENSERV was part of HDC's
   contribution to the joint venture with IEA.

   In the event the Merger is consummated, the nonregulated businesses of IES, for which Diversified is the parent corporation, will become part of the Merged Company. A description of Diversified's businesses at December 31, 1997 is as follows:

   IES Transportation is a holding company whose wholly-owned subsidiaries at December 31, 1997, included the Cedar Rapids and Iowa City Railway Company (CRANDIC) and IES Transfer Services Inc. (Transfer). CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Transfer's operations include transloading and storage services. IES Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River. In addition, IES Transportation has investments in two Iowa railroad companies.

   IES Energy is a holding company whose wholly-owned subsidiaries at December 31, 1997, included IEA and Whiting Petroleum Corporation (Whiting). IEA offers commodities-based and facilities-based energy services for customers, including supplying natural gas and electricity, standby generation, cogeneration, steam production and propane air systems. Whiting is organized to purchase, develop and produce crude oil and natural gas.

   IES Investments is a holding company whose primary wholly-owned subsidiaries at December 31, 1997, included Iowa Land and Building Company (Iowa Land), IES Investco Inc. (Investco) and Village Lakeshares, Inc. (Lakeshares). Iowa Land is organized to pursue real estate and economic development activities in Utilities' service territory. Investco is a holding company for certain equity investments. Lakeshares is a holding company for resort properties in Iowa. IES Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments.

   At December 31, 1997, IES Investments held an investment in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $327 million (as compared to a cost basis of $29 million). Pursuant to the applicable accounting rules, the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustment does not impact earnings as the unrealized gain or loss, net of taxes, is recorded directly to the common equity section of the balance sheet. In addition, any such gain or loss is reflected in current earnings only at the time it is realized
   through a sale.   IES Investments has entered into an agreement with
   McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September 1998.

   IES International is a holding company whose wholly-owned subsidiaries are IES New Zealand Limited (IES New Zealand), Interstate Energy Corporation Pte Ltd. (IECP) and IES Brazil Inc. IES New Zealand has equity investments in two New Zealand electric distribution entities. IECP has a 50% equity investment in two individual cogeneration facilities in China:
   JIES Heat and Power Ltd. and TIES Heat and Power Ltd. None of the investments under IES International are consolidated, therefore IES International has no operating revenues. IES Brazil Inc. has been formed for the purposes of potential future investments in Brazil. IES Investments also has several investments in foreign entities, including a loan to a New Zealand company and an investment in an international venture capital fund. These investments are considered international investments for management purposes.

   Refer to "Other Matters - Environmental" in Item 7. MD&A for a discussion of an environmental matter at Whiting.

   ITEM 2.  PROPERTIES

   WP&L

   WP&L's principal electric generating stations at December 31, 1997, were as follows:

               Name and Location                       Major Fuel                  1997 Summer Capability
                  of Station                              Type                           in Kilowatts

    Kewaunee Nuclear Power Plant, Kewaunee, WI            Nuclear                                211,200    (1)
    Rock River Generating Station, Janesville, WI         Coal                161,000
    Nelson Dewey Generating Station, Cassville, WI        Coal                226,000
    Edgewater Generating Station #3, Sheboygan, WI        Coal                 74,000
    Edgewater Generating Station #4, Sheboygan, WI        Coal                233,200    (2)
    Edgewater Generating Station #5, Sheboygan, WI        Coal                301,500    (3)
    Columbia Energy Center, Portage, WI                   Coal                485,100    (4)
                                                                             --------
        Total Coal                                                                             1,480,800

    Blackhawk Generating Station, Beloit, WI              Gas                  60,000
    Rock River Combustion Turbine, Janesville, WI         Gas and Oil         151,400
    South Fond du Lac Combustion Turbine
      Units 2 and 3, Fond du Lac, WI                      Gas and Oil         169,700
    Sheepskin Combustion Turbine, Edgerton, WI            Gas and Oil          36,700
                                                                              -------
        Total Gas and Oil                                                                        417,800

    Kilbourn Hydro Plant, Wisconsin Dells, WI             Hydro                 9,500
    Prairie du Sac Hydro Plant, Prairie du Sac, WI        Hydro                30,000
    Petenwell/Castle Rock Hydro Plants,
      Wisconsin Rapids, WI                                Hydro                13,300    (5)
    4 small units at various locations                    Hydro                 2,070
                                                                             --------
        Total Hydro                                                                               54,870
                                                                                               ---------
       Total generating capability                                                             2,164,670
                                                                                               =========

        (1) Represents WP&L's 41% ownership interest in this 515,000 Kw generating station. The plant is operated by WPSC.
        (2) Represents WP&L's 68.2% ownership interest in this 342,000 Kw generating station. The plant is operated by WP&L.
        (3) Represents WP&L's 75% ownership interest in this 402,000 Kw generating station. The plant is operated by WP&L.
        (4) Represents WP&L's 46.2% ownership interest in this 1,050,000 Kw generating station. The plant is operated by WP&L.
        (5) Represents WP&L's 33.3% ownership interest in this 40,000 Kw hydro plant. The plant is operated by Wisconsin River Power
             Company.


   WP&L owns 2,701 miles of electric transmission lines and 362 substations located adjacent to the communities served. Substantially all of WP&L's facilities are subject to the lien of its first mortgage bond indenture.

   IESU

   IESU's principal electric generating stations at December 31, 1997, were as follows:

                Name and Location                         Major Fuel         1997 Summer Capability
                   of Station                                Type                in Kilowatts

    Duane Arnold Energy Center, Palo, Iowa                  Nuclear                        364,000    (1)
    Ottumwa Generating Station, Ottumwa, Iowa               Coal         343,440     (2)
    Prairie Creek Station, Cedar Rapids, Iowa               Coal         207,750
    Sutherland Station, Marshalltown, Iowa                  Coal         143,000
    Sixth Street Station, Cedar Rapids, Iowa                Coal          65,000
    Burlington Generating Station, Burlington, Iowa         Coal         211,800
    George Neal Unit 3, Sioux City, Iowa                    Coal         144,200     (3)
                                                                         -------
          Total Coal                                                                     1,115,190

    Peaking Turbines, Marshalltown, Iowa                    Oil          159,600
    Centerville Combustion Turbines, Centerville, Iowa      Oil           49,400
    Diesel Stations, all in Iowa                            Oil            8,300
                                                                         -------
          Total Oil                                                                        217,300

    Grinnell Station, Grinnell, Iowa                        Gas           46,400
    Agency Street Combustion Turbines,
       West Burlington, Iowa                                Gas           58,400
    Burlington Combustion Turbines, Burlington, Iowa        Gas           57,000
    Red Cedar Combustion Turbine, Cedar Rapids, IA          Gas           18,800
                                                                         -------
          Total Gas                                                                        180,600
                                                                                         ---------
       Total generating capability                                                       1,877,090
                                                                                         =========

        (1) Represents IESU's 70% ownership interest in this 520,000 Kw generating station. The plant is operated by IESU.
        (2) Represents IESU's 48% ownership interest in this 715,500 Kw generating station. The plant is operated by IESU.
        (3) Represents IESU's 28% ownership interest in this 515,000 Kw generating station which is operated by an unaffiliated utility.

   At December 31, 1997, the transmission lines of IESU, operating from 34,000 to 345,000 volts, approximated 4,440 circuit miles (substantially all located in Iowa). IESU owned 579 substations (substantially all located in Iowa).

   IESU's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.

   IPC

   IPC's principal electric generating stations at December 31, 1997, were as follows:

             Name and Location                    Major Fuel       1997 Summer Capability
                 of Station                          Type               in Kilowatts

    Dubuque Units 2, 3 and 4, Dubuque, IA              Coal         78,000
    M. L. Kapp Plant Units 1 and 2, Clinton, IA        Coal        235,000
    Lansing Units 1, 2, 3 and 4, Lansing, IA           Coal        320,000
    Fox Lake Plant Units 1, 2 and 3, Sherburn, MN      Coal        108,000
    George Neal Unit 4, Sioux City, IA                 Coal        134,300    (1)
    Louisa Unit 1, Louisa, IA                          Coal         28,000    (2)
                                                                   -------
         Total Coal                                                                   903,300

    Montgomery Unit 1, Montgomery, MN                  Gas          22,200
    Fox Lake Plant Unit 4, Sherburn, MN                Gas          21,300
    Lime Creek Plant Units 1 and 2, Mason City, IA     Gas          70,000
                                                                   -------
         Total Gas                                                                    113,500

    Dubuque Units 1 and 2, Dubuque, IA                 Oil           4,600
    Hills Units 1 and 2, Hills, MN                     Oil           4,000
    Lansing Units 1 and 2, Lansing, IA                 Oil           2,000
    New Albin Unit 1, New Albin, IA                    Oil             700
                                                                   -------
         Total Oil                                                                     11,300
                                                                                    ---------
       Total generating capability                                                  1,028,100
                                                                                    =========

        (1) Represents IPC's 21.5% ownership interest in this 640,000 Kw generating station. The plant is operated by MidAmerican Energy
             Company.
        (2) Represents IPC's 4% ownership interest in this 738,000 Kw generating station. The plant is operated by MidAmerican Energy
             Company.

   IPC owns 2,545 miles of electric transmission lines and 224 substations located in Iowa, Illinois and Minnesota. Substantially all of IPC's facilities are subject to the lien of its bond indenture securing IPC's outstanding first mortgage bonds.

   HDC

   The following table gives information as of December 31, 1997 with respect to rental properties associated with HDC's affordable housing project developments, through its HPI subsidiary.


    Location               Housing Development         Resident Type
    Property:
       Antigo, WI          The Depot                   Families
       Appleton, WI        Lincoln Mills               Families/Elderly
       Appelton, WI        Ravine Mills                Families/Elderly
       Appelton, WI        The Mills II                Families/Elderly
       Beloit, WI          Beloit Water Tower Place    Families
       Chisholm, MN        Lincoln Square              Families
       DePere, WI          Lawton Foundry              Families
       Madison, WI         The Avenue                  Disabled/Families
       Marinett, WI        Dunlap Square               Families/Elderly
       Marshfield, WI      The Woodlands               Families/Elderly
       Mc Farland, WI      The Cottages                Families/Elderly
       Sheboygan Falls,WI  Brickner Woolen Mills       Families/Elderly
       Sheboygan, WI       Jung Apartments             Families
       Sheboygan, WI       Sunnyside Townhouses        Families
       Sun Prairie, WI     Vandenburg Heights          Families
       Verona, WI          Sugar Creek Senior
                             Housing                   Elderly
       Madison, WI         YWCA                        Women & Homeless
       Various             Other                       Families, Elderly,
                                                       Singles, Disabled &
                                                       Homeless

   Occupancy rates in the 60 properties/investments owned by HPI averaged 91% during 1997.

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

   Diversified

   Diversified also owns property which primarily represents investments in transportation, energy-related, telecommunications and real estate properties.

   ITEM 3.  LEGAL PROCEEDINGS

   WP&L

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

   Beloit and WP&L entered into a settlement agreement whereby WP&L will pay $3.3 million of the expected $3.8 million cost of remediating the property. Costs in excess of $3.8 million will be split between WP&L and Beloit on a 90%/10% basis with WP&L paying the 90%. WP&L currently believes that these costs will be recoverable in rates. In addition, WP&L intends to seek to recover the payment from insurers.

   In management's judgment, the probability is remote that this action will have a material adverse impact on WPLH's financial condition.

   IES

   On April 30, 1996, IESU filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company
   (IE) (IESU was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that IESU has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around MGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of environmental impacts to property, including natural resources like groundwater, at and around the MGP sites. Settlement discussions are proceeding between IESU and its insurance carriers regarding the recovery of these MGP-related costs. Settlement has been reached with sixteen carriers thus far. Any amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

   IES, Diversified, IES Energy, MicroFuel Corporation (the Corporation) now known as Ely, Inc. in which IES Energy has a 69.40% equity ownership, and other parties have been sued in Linn County District Court in Cedar Rapids, Iowa, by Allen C. Wiley. Mr. Wiley claims money damages on various tort and contract theories arising out of the 1992 sale of the assets of the Corporation, of which Mr. Wiley was a director and shareholder. All of the defendants in Mr. Wiley's suit answered the complaint and denied liability. IES and Diversified were dismissed from the suit in a motion for summary judgment. In addition, a grant of summary judgment has reduced Mr. Wiley's claims against the remaining parties to breach of fiduciary duty. A separate motion for summary judgment, which was filed seeking dismissal of the remaining claims against the remaining parties, was overruled on September 20, 1996, and the trial has been set for May 1998. All of the defendants are vigorously contesting the claims.

   The Corporation commenced a separate suit to determine the fair value of Mr. Wiley's shares under Iowa Code section 490. A decision was issued on August 31, 1994, by the Linn County District Court ruling that the value of Mr. Wiley's shares was $377,600 based on a 40 cents per share valuation. The Corporation contended that the value of Mr. Wiley's shares was 2.5 cents per share. The Decision was appealed to the Iowa Supreme Court by the Corporation on a number of issues, including the Corporation's position that the trial court erred as a matter of law in discounting the testimony of the Corporation's expert witness. The Iowa Supreme Court assigned the case to the Iowa Court of Appeals. On February 2, 1996, the Iowa Court of Appeals reversed the District Court ruling after determining the District Court erred in discounting the expert testimony. The case was remanded back to the District Court for consideration of the expert testimony, but with no additional evidence taken. The District Court re-affirmed its original decision on August 28, 1996, and the Corporation has again appealed to the Iowa Supreme Court. The case has been reassigned to the Iowa Court of Appeals without oral argument.

   On October 3, 1996, Lambda Energy Marketing Company, L. C. (Lambda) filed a request with the IUB that the IUB initiate formal complaint proceedings against IESU. Lambda alleged that IESU was discriminating against it by refusing to enter into contracts with it for remote displacement service and by favoring IEA, a subsidiary of IES, in such matters. On October 17, 1996, IESU filed a Response which denied the allegations, and alleged, inter alia, that Lambda was unlawfully attempting to provide retail electrical services in IESU's exclusive service territory. On August 25, 1997, the IUB issued its Final Decision and Order rejecting Lambda's complaint. On October 10, 1997, the IUB issued its rehearing order which again rejected Lambda's complaint.

   On October 9, 1996, the IES filed a civil suit in the Iowa District Court in and for Linn County against Lambda, Robert Latham, Louie Ervin, and David Charles (three former employees of IES and/or its subsidiaries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against IESU, IEA and Lee Liu, Chairman of the Board & Chief Executive Officer of IES and IESU, alleging, inter alia, tortious interference and commercial disparagement.

   IPC

   There are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which IPC is a party or of which any of IPC's property is the subject.

   Environmental Matters

   The information required by Item 3 is included in this Annual Report on Form 10-K under Item 8. "Notes to Consolidated Financial Statements,"
   Note 11c and "Other Matters - Environmental" in Item 7. MD&A.

   Rate Matters

   The information required by Item 3 is included in "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS

   WPLH's Common Stock trades on the New York Stock Exchange. Quarterly Price Ranges and Dividends with respect to the Common Stock were as follows:

                                    1997                                      1996
    Quarter        High             Low          Dividend        High         Low         Dividend

    First        $28  7/8         $27  3/8         $0.50        $32           $29  7/8      $0.4925
    Second        28  1/4          26  3/4          0.50         32  7/8       28  5/8       0.4925
    Third         29               27               0.50         32  7/8       28  7/8       0.4925
    Fourth        34  7/16         28  3/8          0.50         29  5/8       27  1/2       0.4925
    Year         $34  7/16        $26 3/4          $2.00        $32 7/8       $27  1/2      $1.97


   Stock price at December 31, 1997:  $33 1/8

   At December 31, 1997, there were approximately 35,677 holders of record of WPLH's stock including underlying holders in WPLH's Shareowner Direct Plan.

   WPLH is the sole common shareowner of all 13,236,601 shares of WP&L Common Stock currently outstanding. Cash dividends paid per share of WP&L's Common Stock during 1997 and 1996 to WPLH were $4.41 and $4.99, respectively.

   In the retail rate order effective April 29, 1997, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.

   In accordance with the terms of the Merger (refer to Item 1. "Business - Merger" above), WPLH is not permitted to declare or pay any dividends on any of its capital stock other than the obligations that exist with respect to WP&L's Cumulative Preferred Stock, and regular quarterly dividends on WPLH's Common Stock may not exceed 105% of the common stock dividends from the prior year.

   ITEM 6.  SELECTED FINANCIAL DATA

   WPL Holdings, Inc.
                                            1997       1996        1995       1994        1993

   Financial Information
    (Dollars in thousands except
    for per share data)
   Income Statement Data:
      Operating revenues                  $919,255    $932,844   $807,255    $795,717   $738,604
      Operating expenses                   790,648     789,794    660,702     666,537    610,660
      Operating income                     128,607     143,050    146,553     129,180    127,944
      Income from continuing operations     61,254      73,205     71,618      66,424     63,685
      Discontinued operations                  -        (1,297)   (13,186)     (1,174)    (1,162)
      Net income                            61,254      71,908     58,432      65,250     62,523
                                          --------     -------   --------    --------  ---------
   Common Stock Data:
      Weighted average common shares
       outstanding ('000s)                  30,782      30,790     30,774      30,671     29,681
      Return on average common equity         10.1%       11.9%       9.8%       11.1%      11.7%
      Per Share Data:
        Income from continuing
         operations                          $1.99       $2.38      $2.33       $2.17      $2.15
        Discontinued operations                 -       ($0.04)    ($0.43)     ($0.04)    ($0.04)
        Earnings per average common
         share (basic and diluted)           $1.99       $2.34      $1.90       $2.13      $2.11
        Dividends declared per common
         share                               $2.00       $1.97      $1.94       $1.92      $1.90
        Book value at year-end              $19.73      $19.73     $19.41      $19.43     $19.15
        Market value at year-end            $33.13      $28.13     $30.63      $27.38     $32.88
                                           -------      ------    -------     -------    -------
   Other Selected Financial Data:
      Construction and acquisition
        expenditures                      $129,833    $144,205   $129,698    $144,072   $171,134
      Total assets at year-end          $1,861,807  $1,900,531 $1,872,414  $1,805,901 $1,761,899
      Long-term obligations, net          $526,023    $487,165   $490,734    $507,917   $482,862
      Times interest earned before
       income taxes                          3.19X       3.82X      3.55X       3.81X      3.45X
      Capitalization Ratios:
         Common stock                           54%         59%        55%         54%        54%
         Preferred and preference stock          5%          6%         5%          5%         6%
         Long-term debt                         41%         35%        40%         41%        40%
                                            ------      ------     ------      ------    -------
           Total                               100%        100%       100%        100%       100%
                                            ======      ======     ======      ======    =======



   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)


                                     MERGER

   WPL Holdings, Inc. (WPLH), IES Industries Inc. (IES) and Interstate Power Company (IPC) are in the process of completing a three-way merger (Merger) forming Interstate Energy Corporation (Merged Company). In connection with the Merger, IES will be merged with and into WPLH forming the Merged Company and IPC will become a subsidiary of the Merged Company. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation
   (HDC) and IES Diversified Inc. (Diversified), respectively) will be merged into each other. The resulting company from this merger is referred to as New Diversified. As a result of the Merger, the first tier subsidiaries of the Merged Company will include: Wisconsin Power & Light Company (WP&L), IES Utilities Inc. (IESU), IPC, New Diversified and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, the Merged Company will operate as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. For additional information regarding the terms of the Merger, see Note 2 of the "Notes to Consolidated Financial Statements" of WPLH included elsewhere in this Annual Report on Form 10-K.

   The merger partners currently anticipate cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997. Upon consummation of the Merger, the merger partners estimate the Merged Company will expense approximately $40 million of additional merger-related costs (e.g., required payments to or for financial advisors, employee retirements and separations, attorneys, accountants, etc.). The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, the Merged Company has agreed to various rate freezes and rate caps to be implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion).

   Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting the Merged Company, the Merged Company does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   Given that management believes the Merger will be consummated in the second quarter of 1998, additional information has been included below regarding WPLH's merger partners, IES and IPC. The information regarding IES and IPC as well as the Merged Company is generally prospective in nature and has been included to enhance the reader's understanding of the Merged Company.


                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Annual Report on Form 10-K (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, WPLH may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of WPLH. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of WPLH's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of WPLH and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in WPLH's service territory, federal and state regulatory or government actions, the operations of WPLH's nuclear facilities, the potential that the Merger will not be consummated, the ability of the parties to successfully integrate the operations of WPLH, IES and IPC assuming the Merger is consummated and changes in the rate of inflation.


                            UTILITY INDUSTRY OUTLOOK

   The merger partners compete in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

   Electric energy generation, transmission, and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

   On a combined basis, the merger partners realized 54%, 41%, 3% and 2% of their electric utility revenues in 1997 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 87% of the electric revenues were regulated by the respective state commissions while the other 13% were regulated by the Federal Energy Regulatory Commission (FERC). On a combined basis, the merger partners realized 56%, 38%, 3% and 3% of their gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

   Federal Regulation

   IESU, IPC and WP&L are all subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, the FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale
   buyers and sellers of electricity.   In March 1997, FERC issued orders on
   rehearing for Orders 888 and 889 (Orders 888-A and 889-A).   In response
   to FERC Orders 888 and 888-A, IESU, WP&L and IPC have on file with the
   FERC pro forma open access transmission tariffs.   In response to FERC
   Orders 889 and 889-A, each of the three utility subsidiaries is participating in a regional Open Access Same-Time Information System. The utility subsidiaries cannot predict the long-term consequences of these rules on their results of operations or financial condition.

   FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access and transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   State Regulation

   Iowa

   IESU and IPC are subject to regulation by the Iowa Utilities Board (IUB). The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the existing level of relative prices. However, the IUB is continuing the analysis and debate on restructuring and retail competition in Iowa.

   On August 18, 1997, the IUB issued an order that promulgated draft principles for an Independent System Operator (ISO) and invited public comment. On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions so there is a need for the IUB to design a model that suits Iowa's needs. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group (of which IESU and IPC are members) for written comment a set of proposed guidelines for an Iowa-specific electric pilot project that would allow retail access to a "subset of all customer classes." IESU has indicated to the IUB its interest in pursuing such a pilot program. The IUB has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

   Wisconsin

   WP&L is subject to regulation by the Public Service Commission of Wisconsin (PSCW). The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. In 1997, a number of working groups were established by the PSCW and these working groups are addressing numerous subjects which need to be resolved before deregulation may proceed.

   The short-term goals of the electric restructuring process are to ensure reliability of the state's electric system and development of a robust wholesale electric market. The longer-term goal is to establish prerequisite safeguards to protect customers prior to allowing retail customer choice. The PSCW is following a timetable to make this latter determination on allowing customer choice in 1999-2000.

   On September 26, 1996, the PSCW issued an order which establishes the minimum standards for a Wisconsin ISO. The standards will be applied by the PSCW in Advance Plan proceedings, merger review cases, transmission construction cases and other proceedings as appropriate. The order provides that the standards will be reviewed and revised as necessary in light of ongoing regional and national events, such as FERC requirements or policy, regional institutions, or relevant actions of neighboring states. In approving the Merger, the PSCW gave the merger partners a choice of either filing their own ISO proposal, giving notice of their intent to join a regional ISO or spinning off existing transmission assets and operations into a separate independent transmission company. IESU, IPC and WP&L developed an ISO proposal of their own. However, the PSCW did not believe it met the PSCW's ISO guidelines. IESU, IPC and WP&L subsequently asked the PSCW to permit them to join the Midwest ISO, a regional ISO that has been filed with FERC. The member companies of the ISO would retain ownership of the facilities, but the ISO would assume control of the facilities, set rates for access and assure fair treatment for all companies seeking access. Various other proposals for ISOs, which are being monitored by the merger partners, have been proposed by other entities.

   In addition to the ISO proceedings, the PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing funding levels through utility rates by $50 to $75 million statewide. Legislation to implement this proposal is being developed and likely will be introduced in 1998.

   The PSCW has also initiated a Service Quality administrative rulemaking process to establish measurement and reporting requirements for reliability of service, call center answering times, safety, tree trimming, generation, transmission and distribution inspection and maintenance plans, etc. A hearing was held on these issues in March 1998.


   Minnesota

   IPC is subject to regulation by the Minnesota Public Utilities Commission
   (MPUC). The MPUC established an Electric Competition Working Group in April 1995. On October 28, 1997, the Working Group issued a report and recommendations on retail competition. The MPUC reviewed the report and directed its staff to develop an electric utility restructuring plan and timeline. The Minnesota legislature had established a joint legislative task force on electric utility restructuring in 1995. This joint task force has generally been inactive the past year. It appears the earliest restructuring legislation could be introduced is in 1999.

   Illinois

   IPC and WP&L are subject to regulation by the Illinois Commerce Commission. The State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002.

   Summary

   Each of the utilities complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they meet the requirements of SFAS 71.

   IESU, IPC and WP&L cannot currently predict the long-term consequences of the competitive and restructuring issues described above on their results of operations or financial condition. The major objective is to allow the utilities to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.


              WPLH RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996

   Overview

   WPLH reported consolidated net income from continuing operations of $61.3 million or $1.99 per share for 1997, as compared to $73.2 million or $2.38 per share for 1996. Earnings per share for 1997 and 1996 were $1.99 and $2.34, respectively, reflecting the impact of discontinued operations.
   All references to earnings per share throughout MD&A refer to both basic and diluted earnings per share.

   The decrease in 1997 earnings versus 1996 was primarily the result of lower operating income at WP&L and the impact of non-recurring gains which contributed 5 cents per share to earnings in 1997 compared to 19 cents in 1996.

   Gas and electric margins were down $4.2 and $2.0 million, respectively, in 1997 as compared to 1996. The decrease in gas margin was primarily due to lower weather-driven sales to residential customers as well as a 2.2% average retail gas rate decrease which went into effect on April 29, 1997. The lower electric margin was the result of a 2.4% average retail electric rate decrease effective April 29, 1997, as well as higher purchased power expense due to an extended outage at the Kewaunee Nuclear Power Plant (Kewaunee). Sales to other utilities and continued economic strength in WP&L's service territory partially offset the impact of the decline in margin. In addition, income in 1997 was also lower than 1996 due to increased expenses for plant maintenance, depreciation and interest.

   HDC, parent company of WPLH's nonregulated operations, reported a loss from continuing operations of $2.8 million for 1997 compared with a loss from continuing operations of $3.5 million for 1996. HDC's 1997 results reflect improved performance of the energy marketing business. In 1997, HDC recognized an after-tax loss of $1.1 million as a result of a write-off of nonproductive assets in its environmental and engineering services business. In 1996, HDC recognized an after-tax gain of $2.5 million related to the sale of HDC's investment in assisted living properties.

   WPLH also recognized a 1996 after-tax loss of $1.3 million resulting from additional fees and expenses related to discontinued operations which is discussed in Note 12 of "Notes to Consolidated Financial Statements."

   WPLH Electric Operations
                           Revenues and Costs                    kWhs Sold                       Customers at
                             (In Thousands)      Change        (In Thousands)       Change         Year End          Change
                            1997        1996                 1997         1996                 1997        1996

   Residential             $199,633   $201,690    (1%)     2,973,932    2,979,826     -        343,637    336,933     2%
   Commercial               107,132    105,319     2%      1,877,640    1,814,324     3%        46,823     45,669     3%
   Industrial               152,073    143,734     6%      4,255,637    3,985,672     7%           855        815     5%
   Sales for resale         160,917    131,836    22%      5,823,521    5,245,812    11%           122         90    36%
   Other                     14,388      6,903   108%         61,330       57,757     6%         1,753      1,730     1%
                           --------   --------            ----------   ----------             --------   --------
       Total                634,143    589,482     8%     14,992,060   14,083,391     6%       393,190    385,237     2%
                                                          ==========   ==========  ====       ========   ========  ====
   Electric
     Production Fuels       116,812    114,470     2%
   Purchased Power          125,438     81,108    55%
                           --------   --------
      Margin               $391,893   $393,904    (1%)
                           ========   ========   ====


   Electric revenues increased $44.7 million, or 8%, in 1997 as compared with 1996. Continued customer growth, economic strength in the service area and increased sales to other utilities offset the impact of cooler summer weather and warmer weather during the winter months of 1997. Revenues were also affected by an average retail rate decrease of 2.4% effective April 29, 1997. Other revenues increased in 1997 compared with 1996 due to increases in conservation services. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of these rate modifications.

   Despite higher electric revenues, electric margin decreased $2.0 million, or 1%, as compared with 1996. The decline in margin reflects the impact of the shutdown at Kewaunee throughout most of the first half of 1997 for steam generator tube repairs as well as several temporary, routine outages at WP&L's coal-fired plants through the first five months of 1997. These outages caused a greater reliance on more costly purchased power to meet customer requirements. The PSCW ordered a temporary customer surcharge effective April 29, 1997 through July 1, 1997, to allow WP&L to recover a portion of the higher purchased power costs associated with the Kewaunee outage. Refer to the "Liquidity and Capital Resources - Capital Requirements" section below for further discussion of the Kewaunee plant outage. The Kewaunee outage and increased sales to other utilities resulted in a 55% increase in the cost of purchased power.

   For a discussion of electric capacity and reliability refer to "Other Matters - Power Supply" section below.

   WPLH Gas Operations
                         Revenues and Costs                    Therms Sold                         Customers at
                           (In Thousands)      Change        (In Thousands)        Change            Year End           Change
                          1997        1996                  1997        1996                    1997         1996

   Residential          $ 84,513    $ 90,382     (6%)       127,704     142,974     (11%)       137,827       133,580      3%
   Commercial             45,456      46,703     (3%)        85,917      91,665      (6%)        16,653        16,083      4%
   Industrial              8,378      11,410    (27%)        17,144      19,974     (14%)           488           529     (8%)
   Transportation
     and other            17,536      17,132      2%        175,943     185,671      (5%)           358           252     42%
                        --------    --------               --------    --------                --------      --------
      Total              155,883     165,627     (6%)       406,708     440,284      (8%)       155,326       150,444     3%
                                                           ========    ========   =====        ========      ========  =====
   Purchased Gas          99,267     104,830     (5%)
                        --------    --------
      Margin            $ 56,616    $ 60,797     (7%)
                        ========    ========  =====

   Gas revenues decreased $9.7 million, or 6%, in 1997 as compared with 1996. The decline in revenues and margin reflected an average retail rate decrease of 2.2%, effective April 29, 1997, and lower sales. Therm sales declined by 8% due to warmer weather in the winter months of 1997. This decrease was directly reflected in the decline in revenues and corresponding $4.2 million, or 7%, decrease in margin. WP&L realized favorable contributions to gas margin of $0.6 million and $1.1 million for 1997 and 1996, respectively, through its gas incentive program. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of this adjustment mechanism.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflect sales and revenues of WPLH's nonregulated subsidiaries, consolidated under HDC. Revenues of the principal businesses of HDC were as follows:


                                   1997        1996
   Environmental and
    engineering services            $78.1     $84.8
   Energy marketing                  30.8      73.8
   Other                             15.6      14.9
                                  -------   -------
                                   $124.5    $173.5
                                  =======   =======

   Contributing to the decrease in these revenues for 1997 was the formation of a joint venture, effective January 1, 1997, between the gas marketing business of the energy marketing subsidiary and Industrial Energy Applications, Inc. (IEA), the energy marketing subsidiary of IES. HDC owns 50% of this joint venture and for the year ended December 31, 1997, accounted for the investment under the equity method. Therefore, HDC's share of revenues and expenses related to this joint venture have been included with "Interest Expense and Other." Revenues for 1996 included $26.4 million related to gas marketing sales now associated with the joint venture. In addition, the softening market for the environmental and engineering services business and the transfer of the power marketing business to a joint venture formed with Cargill Incorporated contributed to the decline in revenues for 1997. See Note 14 of "Notes to Consolidated Financial Statements" for a further discussion of this joint venture.

   In addition to the revenues of the nonregulated businesses, other revenues also include the water operations of WP&L. These revenues were $4.7 million in 1997 and $4.2 million in 1996.

   Other Operation and Cost of Non-Utility Energy

   Other operation and cost of non-utility energy expense includes expenses related to WP&L, WPLH and the nonregulated businesses of HDC. The distribution of other operations expense was as follows:


                                         1997          1996
   WP&L                                  $131.4        $140.3
   Nonregulated businesses
     and parent company operations        123.4         177.3
                                         ------        ------
                                         $254.8        $317.6
                                         ======        ======

   Contributing to the decrease in other operation and cost of non-utility energy was the recording of HDC's share of the expenses associated with the gas marketing joint venture under "Interest Expense and Other," as discussed above. Operating expenses at the nonregulated businesses for the year ended December 31, 1996, included $30.8 million related to gas marketing sales now associated with the joint venture. In 1997, these expenses were included with "Interest Expense and Other", as previously discussed under "Fees, Rents, Non-Utility Energy Sales and Other Revenues." In addition, the softening market for the environmental and engineering services business and the reduced activity in the electric power area of the energy marketing subsidiary also contributed to the decline in other operations expense for 1997.

   Conservation expense at WP&L was reduced significantly under the retail rate order, effective April 29, 1997. This reduction decreased WP&L's operating expenses by $8.8 million in 1997 compared with the same period in 1996. Partially offsetting this decrease was an additional $3.0 million of operating expense in the fourth quarter of 1997, associated with an early retirement program for eligible bargaining unit employees.

   Maintenance Expense

   Maintenance expense increased as a result of higher plant maintenance expenses at Kewaunee and several of WP&L's coal-fired plants, as discussed above under "WPLH Electric Operations."

   Depreciation and Amortization

   Depreciation expense increased due to higher depreciation rates at WP&L approved by the PSCW, effective January 1, 1997, and property additions. The increases approved by the PSCW included higher depreciation expense for Kewaunee, based on the use of an accelerated plant end-of-life, increased contributions to the nuclear decommissioning trust fund and other items. (See "Liquidity and Capital Resources - Capital Requirements" for additional information). In 1997, HDC recognized an after-tax loss of $1.1 million as a result of a write-off of nonproductive assets in its environmental and engineering services business.

   Interest Expense and Other

   The increase in interest expense and other is primarily the result of non-recurring gains which contributed 5 cents per share in 1997 and 19 cents per share in 1996.

   Income Taxes

   The decrease in income taxes between periods reflects lower taxable income, an adjustment of prior period taxes and increased affordable housing and historical tax credits.


              WPLH RESULTS OF OPERATIONS - 1996 COMPARED WITH 1995

   Overview

   WPLH reported consolidated net income from continuing operations of $73.2 million or $2.38 per share for 1996, as compared to $71.6 million or $2.33 per share for 1995. Earnings per share for 1996 and 1995 were $2.34 and $1.90, respectively, reflecting the impact of the discontinued operations.

   The increase in earnings in 1996 primarily reflects the operations of WPLH's utility subsidiary, WP&L. Continued customer growth in the service territory and increased power marketing activity contributed to a $9 million increase in electric margin in 1996 as compared with 1995. The 1996 gas margin also increased due primarily to higher weather-driven
   sales.   (See "WPLH Electric Operations" and "WPLH Gas Operations" below).
   In addition, a $3.4 million after-tax gain on the sale of a combustion
   turbine was recognized during 1996.   These events were partially offset
   by higher plant maintenance and depreciation expenses in 1996.

   HDC, parent company of WPLH's nonregulated operations, reported a loss from continuing operations of $3.5 million for 1996 compared with a loss from continuing operations of $1.5 million for 1995. HDC's 1996 results were adversely impacted by contract losses early in 1996 associated with the start-up of the energy marketing business as well as a softening market for the environmental and engineering services business. Partially offsetting these losses was an after-tax gain of $2.5 million in 1996, related to the sale of HDC's investment in assisted living properties.

   WPLH also recognized a 1996 after-tax loss of $1.3 million resulting from additional fees and expenses related to the discontinued operations which is discussed in Note 12 of "Notes to Consolidated Financial Statements."

   WPLH Electric Operations
                        Revenues and Costs                    kWhs Sold                        Customers at
                          (In Thousands)     Change         (In Thousands)         Change        Year End          Change
                          1996      1995                  1996          1995                  1996       1995

   Residential          $201,690  $199,850     1%       2,979,826     2,937,825       1%     336,933    329,643      2%
   Commercial            105,319   102,129     3%       1,814,324     1,773,406       2%      45,669     44,730      2%
   Industrial            143,734   140,562     2%       3,985,672     3,872,520       3%         815        795      3%
   Sales for resale      131,836    97,350    35%       5,245,812     3,109,385      69%          90         48     88%
   Other                   6,903     6,433     7%          57,757        54,042       7%       1,730      1,294     34%
                        --------  --------             ----------    ----------             --------   --------
       Total             589,482   546,324     8%      14,083,391    11,747,178      20%     385,237    376,510      2%
                                                       ==========    ==========     ====    ========   ========    ====
   Electric
     Production Fuels    114,470   116,488    (2%)

   Purchased Power        81,108    44,940    80%
                        --------  --------
      Margin            $393,904  $384,896     2%
                        ========  ========  ====

   Electric margin increased $9.0 million, or 2%, during 1996 compared with 1995 primarily due to higher sales to commercial and industrial customers as well as other utilities combined with reduced costs per kWh for electric production fuels and purchased power. Although fuel and purchased power costs declined on a per kWh basis, purchased power expense increased by 80%. This increase was due to WP&L's higher level of sales to other utilities as well as a $5.0 million increase in purchased power related to the purchase of replacement power during the extended 1996 refueling outage at Kewaunee. Partially offsetting increased purchased power costs were slightly lower delivered coal and nuclear fuel costs per kWh.

   WPLH Gas Operations
                      Revenues and Costs               Therms Sold                     Customers at
                        (In Thousands)     Change     (In Thousands)      Change         Year End           Change
                        1996      1995               1996       1995                  1996       1995

   Residential        $90,382    $70,382    28%     142,974    126,903     13%       133,580    129,576       3%
   Commercial          46,703     35,411    32%      91,665     82,448     11%        16,083     15,724       2%
   Industrial          11,410     17,984   (37%)     19,974     21,435     (7%)          529        566      (7%)
   Transportation
     and other         17,132     15,388    11%     185,671    168,702     10%           252        227      11%
                     --------   --------           --------   --------              --------   --------
      Total           165,627    139,165    19%     440,284    399,488     10%       150,444    146,093       3%
                                                   ========   ========   ====       ========   ========    ====
   Purchased Gas      104,830     84,002    25%
                     --------   --------
      Margin          $60,797    $55,163    10%
                     ========   ========  ====

   Gas margins increased $5.6 million, or 10%, during 1996 compared with 1995 primarily as a result of higher sales. Therm sales increased 10% due to a combination of colder weather during the first five months of 1996 as compared to 1995, and customer growth of 3%. The 19% increase in gas revenues reflects not only the higher therm sales but also the pass through of higher natural gas costs to WP&L's customers. WP&L realized favorable contributions to gas margins of $1.1 million and $0.8 million for 1996 and 1995, respectively, due to favorable gas procurement activities. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section below for further discussion of this adjustment mechanism.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflect sales and revenues of WPLH's nonregulated subsidiaries, consolidated
   under HDC, as adjusted for discontinued operations.   Revenues of the
   principal businesses of HDC were as follows:

                                           1996           1995
   Environmental and engineering           $84.8         $88.6
   Energy marketing                         73.8          12.6
   Other                                    14.9          16.4
                                          ------        ------
                                          $173.5        $117.6
                                          ======        ======

   Energy marketing revenues were higher due to an increase in the volume of electric power and natural gas sales by the energy marketing subsidiary. The subsidiary meets these sales commitments through spot market purchases and short-term purchase contracts. (See "Other Operation and Cost of Non-Utility Energy"). Revenues at the environmental and engineering services business were lower in 1996 due to a softening market for environmental services.

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

   Other Operation and Cost of Non-Utility Energy

   Other operation and cost of non-utility energy expense includes expenses related to WP&L, the parent company and the nonregulated businesses of
   HDC.   The distribution of other operations expense was as follows:

                                          1996        1995
   WP&L                                   $140.3       $139.3
   Nonregulated businesses
     and parent company operations         177.3       113.4
                                          ------      ------
                                          $317.6      $252.7
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

   Maintenance

   Maintenance expense increased due to higher plant maintenance and the extended 1996 refueling outage at Kewaunee (See "Liquidity and Capital Resources - Capital Requirements" below).

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

   Income Taxes

   Income taxes increased for 1996 as a result of higher taxable income. The effective tax rate on continuing operations was 35.4% and 32.5% for 1996 and 1995, respectively. The lower rate in 1995 was the result of prior years' tax contingencies resolved favorably in 1995 and increased non-deductible Merger expenses in 1996.

             PRO FORMA EARNINGS PER SHARE INFORMATION AND HISTORICAL
                                IES AND IPC DATA

   Set forth below is information regarding pro forma earnings per share (basic and diluted) of the Merged Company and certain historical financial information regarding IES and IPC for the years ended December 31, 1997, 1996 and 1995.

   1997 versus 1996

   The earnings per average common share for the Merged Company on a pro forma basis and for each of WPLH, IES and IPC for the years ended December 31, 1997 and 1996 were as follows:

                                           1997       1996
    Merged Company pro forma combined *    $2.02      $2.10
    WPLH                                    1.99       2.34
    IES                                     2.18       2.04
    IPC                                     2.74       2.69

   The growth in IES's earnings per share in 1997 as compared with 1996 was primarily the result of: a 3.8% increase in electric sales (excluding off-system sales), a lower effective income tax rate, and increased operating income from IES's non-utility operations. The increased earnings were partially offset by higher interest expense, higher utility operating expenses, and start-up expenses in international and domestic growth areas. Expenses incurred defending an unsuccessful hostile takeover bid for IES reduced 1996 earnings per share by 15 cents.

   The growth in IPC's earnings per share in 1997 as compared with 1996 was primarily the result of: electric and gas rate increases, a favorable court ruling regarding the recovery of manufactured gas plant costs (see "Liquidity and Capital Resources - Rates and Regulatory Matters"), and the continued control of operation and maintenance costs. Partially offsetting the increase in earnings were slightly depressed sales due to milder weather and the loss of eight municipal customers to other energy suppliers.

   1996 versus 1995

   The earnings per average common share for the Merged Company on a pro forma basis and for each of WPLH, IES and IPC for the years ended December 31, 1996 and 1995 were as follows:

                                          1996        1995
    Merged Company pro forma combined *   $2.10       $1.98
    WPLH                                   2.34        1.90
    IES                                    2.04        2.20
    IPC                                    2.69        2.63

   The decrease in IES's earnings was primarily due to costs incurred in 1996 defending an unsuccessful takeover bid for IES which decreased earnings per share by 15 cents. Increased sales, electric and gas rate increases, and continuing efforts to control costs contributed to the increased earnings for IPC.

   * The pro forma earnings per share reflect the impact of the discontinued operations recorded by WPLH in 1996 and 1995. For additional information regarding the derivation of the pro forma earnings per share data, see "Interstate Energy Corporation Unaudited Pro Forma Combined Financial Statements" included elsewhere in this Annual Report on Form 10-K.


                         LIQUIDITY AND CAPITAL RESOURCES

   Historical WPLH Analysis

   Cash flows from operating activities at WPLH decreased to $151 million in 1997 compared with $191 million in 1996 primarily due to a reduction in net income and working capital. Cash flows used for financing were $2.2 million in 1997 as compared to $72.4 million in 1996 resulting from a net increase in the amount of debt outstanding. Cash flows used for financing activities increased to $72.4 million in 1996 from $31.0 million in 1995 due to the net change in short-term debt. Cash flows used for investing activities were significantly lower in 1996 as compared with 1997 and 1995 due to the proceeds received in 1996 from both the sale of other property and equipment and the sale of a subsidiary and investments. Times interest earned before income taxes for WPLH for 1997, 1996 and 1995 was 3.19, 3.82 and 3.55, respectively.

   Prospective Considerations

   Assuming the Merger is consummated, the capital requirements of the Merged Company will be primarily attributable to its utility subsidiaries' construction and acquisition programs, its debt maturities and business opportunities of New Diversified. It is anticipated that future capital requirements of the Merged Company will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. The Merged Company's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact the Merged Company's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   The Merged Company will have interests in the international arena. At December 31, 1997, IES had approximately $57 million of investments in foreign entities. At December 31, 1997, WPLH and IPC did not have material foreign investments. It is expected that the Merged Company will continue to explore additional international investment opportunities. Such investments may carry a higher level of risk than the Merged Company's traditional domestic utility investments or New Diversified's domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

   The Merged Company is expected to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. It is anticipated that the Merged Company will strive to select investments where the international and other risks are both understood and manageable.

   At December 31, 1997, IES and IPC had investments in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $327 million and $1.4 million (as compared to a cost basis of $29 million and $0.1 million), respectively. Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. IES and IPC have entered into agreements with McLeod which restricts the sale or disposal of its shares without the consent of the McLeod Board of Directors until September and June 1998, respectively.

   The merger partners had certain financial guarantees and commitments outstanding at December 31, 1997 which are not reflected in the pro forma Consolidated Financial Statements. They generally consist of third-party borrowing arrangements and lending commitments as well as guarantees of financial performance of syndicated affordable housing properties. Management believes the possibility of the Merged Company having to make any material cash payments under these agreements is remote.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and
   costs of external financing, are dependent on  creditworthiness.   The
   debt ratings of the Merged Company and certain subsidiaries are as follows:

                                                                 Standard
                                                    Moody's      & Poor's
                                                    (As of       (As of
                                                    3/26/98)     3/2/98)

    IESU             - Secured long-term debt           A2          A+
                     - Corporate credit rating (a)     N/A          A+
                     - Unsecured long-term debt         A3          A

    WP&L             - Secured long-term debt          Aa2          AA
                     - Corporate credit rating (a)     N/A         AA-
                     - Unsecured long-term debt        Aa3          A+

    IPC              - Secured long-term debt           A1          A+
                     - Corporate credit rating         N/A          A+
                     - Unsecured long-term debt         A2          A

    New Diversified  - Commercial paper                 P2          A1

    Merged Company   - Corporate credit rating (a)     N/A          A+
                     - Commercial paper (b)             P1          A1

   (a) The "Corporate credit rating" is the overall rating of the parent company and is used by Standard & Poor's but not by Moody's.

   (b) Upon consummation of the Merger, IESU, WP&L and IPC expect to participate in a utility money pool which will be funded, as needed, by the Merged Company through the issuance of commercial paper. This utility money pool is expected to replace the commercial paper programs previously in place at IESU, WP&L and IPC.

        The following material long-term debt financing activities involving the merger partners and their subsidiaries took place in 1997 -

   - On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. The securities were issued on June 30, 1997 (7.00% interest rate, maturing in 2007) and the forward contract was settled which resulted in a cash payment of $3.8 million by WP&L. This payment is being recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   - WP&L utilized the net proceeds from the issuance of the $105 million of debt securities described above to repay maturing short-term debt, finance utility construction expenditures and to repay at maturity $55 million of WP&L's First Mortgage Bonds, Series Z, 6.125%.

   - In October 1997, Diversified entered into a 3-Year Credit Agreement with various banking institutions which replaced its variable rate credit facility. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Diversified's commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1997, Diversified had $182 million of borrowings outstanding under this facility with interest rates ranging from 6.05%- 7.30%. New Diversified intends to continue borrowing under the renewal options of this facility and no conditions exist at December 31, 1997 that would prevent such borrowings. Accordingly, this debt is classified as long-term. In addition, Diversified also entered into a $150 million 364-Day Credit Agreement as discussed later.

   - In August 1997, IESU issued $135 million of 6.625% Senior Debentures, due 2009. The proceeds from these debentures were used to reduce IESU's short-term borrowings.

   - IESU repaid at maturity $8 million of 6.125% First Mortgage Bonds during the second quarter of 1997.

   - Also in the second quarter of 1997, IESU issued $55 million of Collateral Trust Bonds, 6.875%, due 2007. Holders thereof may elect to have their Collateral Trust Bonds redeemed, in whole but not in part, on May 1, 2002, at 100% of the principal amount thereof, plus accrued interest. The proceeds from the Collateral Trust Bonds were used to refinance $15 million of Series L, 7.875% First Mortgage Bonds, $30 million of Series M, 7.625% First Mortgage Bonds and $10 million of 7.375% First Mortgage Bonds.

   - IPC repaid at maturity $17 million of 6.125% First Mortgage Bonds in May 1997.

   Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2002:

        IESU                              $185.1
        IPC                                  8.1
        WP&L                                10.8
        New Diversified                    207.6
                                          ------
        Merged Company                    $411.6
                                          ======

   Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

   IESU, IPC and WP&L currently have no authority from their applicable federal/state regulatory commissions or the Securities and Exchange Commission (SEC) to issue additional long-term debt. The companies are evaluating their future financing needs and will make the necessary regulatory filings as needed.

   Under the most restrictive terms of their respective indentures, WP&L, IESU and IPC could have issued at least $276 million, $234 million and $200 million of long-term debt at December 31, 1997, respectively.

   The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At December 31, 1997, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:

                              IESU       IPC        WP&L         IES
    Cumulative Preferred           -     1,238,619  2,700,775    5,000,000
    Cumulative Preference     700,000    2,000,000          -           -

   The capitalization ratios of WPLH, IES and IPC at year-end were as follows:

                    Pro Forma
                     Combined       WPLH           IES            IPC
                       1997     1997   1996    1997   1996    1997   1996
    Common equity        51%     54%    59%    49%     47%    52%    50%
    Preferred stock       3       5      6      1       1      8      8
    Long-term debt       46      41     35     50      52     40     42
                       -----   ----   ----    ----   ----    ----   ----
                        100%   100%    100%   100%    100%   100%   100%

   For interim financing, WP&L, IESU and IPC are authorized by the applicable federal or state regulatory agency to issue short-term debt as follows (in millions) at December 31, 1997:

                                      WP&L    IESU     IPC
    Regulatory authorization          $138    $200     $75
    Short-term debt outstanding        $81       -     $34

   WPLH also had $42 million of short-term debt outstanding at December 31, 1997. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L and IESU also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. The merger partners anticipate that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   WPLH, IES and IPC had the following bank lines of credit (in millions) at December 31, 1997 available to support its borrowings:

                               WPLH        IES        IPC
    Bank lines of credit       $170        $45        $53
    Amount utilized               -        $11        $34

   Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, the Merged Company, assuming the Merger is consummated, may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1997.

   In October 1997, Diversified entered into a 364-Day Credit Agreement with various banking institutions. The agreement extends through October 20, 1998, with 364 day extensions available upon agreement by the parties. The unborrowed portion of this agreement is also used to support Diversified's commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at December 31, 1997.

   Given the above financing flexibility, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

   Capital Requirements

   General

   Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition and business combination opportunities, the availability of alternate energy and purchased power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

   Assuming the Merger is consummated, the Merged Company's anticipated construction and acquisition expenditures for 1998 are estimated to be approximately $630 million, consisting of approximately $277 million in its utility operations, $190 million for energy-related international investments and $163 million for new business development initiatives at New Diversified. The level of 1998 domestic and international investments could vary significantly from the estimates noted here dependent on actual investment opportunities as well as the timing of the opportunities. Assuming the Merger is consummated, it is expected that the Merged Company will spend approximately $1.2 billion on utility construction and acquisition expenditures during 1999-2002. The strategy related to the construction and acquisition program for New Diversified during 1999-2002 is currently being finalized. Assuming the Merger is consummated, it is expected that New Diversified will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives.

   One of the post-merger objectives is to finance utility construction expenditures through internally generated funds supplemented, when required, by outside financing. The Merged Company is expected to fund the large majority of its utility construction expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed. Funding of a majority of the New Diversified construction and acquisition expenditures is expected to be completed with external financings.

   Nuclear Facilities

   Assuming the Merger is consummated, the Merged Company will own interests in two nuclear facilities, Kewaunee and the Duane Arnold Energy Center
   (DAEC). Set forth below is a discussion of certain matters impacting these facilities.

   Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013.

   Kewaunee returned to service on June 12, 1997 after having been out of service since September 21, 1996 for refueling, routine maintenance, and repair of the two steam generators. The original Kewaunee steam generator tubes are susceptible to corrosion. Tubes are repaired by inserting sleeves (tubes within tubes) in the original steam generator tubes. The most recent repair was undertaken when previously repaired tubes failed. The repair consisted of removing old sleeves and inserting new slightly longer sleeves which cover the areas of concern in the original steam generator tubes. The new sleeves will be inspected during the next refueling and maintenance outage which is scheduled for the Fall of 1998. As of this filing, Kewaunee had remained in continuous operation since the plant was returned to service with the exception of a one-week outage for replacement of a reactor coolant pump seal. Kewaunee is operating at 97% of rated capacity because certain steam generator tubes have been removed from service rather than repaired.

   In accordance with the PSCW authorization, WP&L had deferred $3.1 million at December 31, 1997, associated with Kewaunee steam generator repair costs. In March 1998, the PSCW approved recovery of these costs through a customer surcharge effective April 1, 1998 through May 31, 1998.

   The total cost of replacing the two steam generators would be approximately $89.0 million of which WP&L's share would be $36.5 million. Because of work already completed, the elapsed time from placing a firm order for steam generators to receiving delivery has been shortened to approximately 22 months.

   The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. Although the new resleeving repair technology may allow the plant to remain in service for an extended period of time, WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. WP&L and MG&E have been unwilling to support replacement. In March 1996, WPSC filed an application with the PSCW for permission to replace the Kewaunee steam generators. This application was approved in April 1998. The issues related to the continued operation and future ownership still need to be resolved before steam generator replacement can proceed. The joint owners continue to analyze and discuss other options related to the future of Kewaunee including various ownership transfer alternatives. If it should become necessary to retire Kewaunee permanently, WP&L would replace the Kewaunee generation through a combination of purchased power, increased generation at existing WP&L generating units and new generating unit additions, if necessary.

   The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. At December 31, 1997, the net carrying amount of WP&L's investment in Kewaunee was approximately $45.7 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $181.3 million and exceeds the trust assets at December 31, 1997 by $68.9 million. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%. WP&L's retail customers in the Wisconsin jurisdiction are responsible for approximately 80% of WP&L's share of Kewaunee costs.

   As a result of accelerating the recovery of WP&L's share of Kewaunee related costs, depreciation expense and decommissioning funding will increase approximately $3.0 million (from $4.8 million to $7.8 million) and $5.4 million (from $10.7 million to $16.1 million), respectively, on an annualized basis. During 1997, $6.5 million of depreciation expense related to unrecovered plant investment was recognized compared to $4.8 million which was recognized in 1996. During 1997, decommissioning expense associated with funding increased to $14.3 million from $10.7 million in 1996. The $14.3 million represents a combination of the annual funding levels in accordance with UR-109 through April 29, 1997 and UR-110 post-April 29, 1997. Customer rates, which became effective in Wisconsin on April 29, 1997, are designed to recover the accelerated Kewaunee depreciation and decommissioning costs.

   DAEC, a 520-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is IESU's 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission
   (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At December 31, 1997, IESU had $77.9 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

   Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting the Merged Company's future capital requirements.

   Rates and Regulatory Matters

   In November 1997, as part of its merger approval, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

   WP&L

   In connection with its approval of the Merger, the PSCW accepted a WP&L proposal to freeze rates for four years following the date of the Merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not Merger-related and have a revenue requirement impact of $4.5 million or more.

   In rate order UR-110, the PSCW approved new rates effective April 29, 1997 through 1998. On average, WP&L's retail electric rates declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.

   The retail electric rates are based in part on forecasted fuel and purchase power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if these costs are more than three percent higher than the estimated costs used to establish rates. In WP&L's case, actual fuel costs since May 1997 have been higher than estimated and are expected to remain well above the estimated levels in 1998. As a result, WP&L has asked the PSCW to approve a rate increase. It is expected that the PSCW will issue a decision in the second quarter of 1998. Any increase approved by the PSCW will be implemented on a prospective basis.

   The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to $1.1 million to WP&L. The incentive includes a sharing mechanism, whereby 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

   IESU

   In September 1997, IESU agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery or unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether IESU is exceeding a reasonable return on common equity.

   Under provisions of the IUB rules, IESU is currently recovering the costs
   it has incurred for its energy efficiency programs.   There have been
   several cost recovery filings made and approved by the IUB over the course of the last few years. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. The IUB commenced a rulemaking in January 1997 to implement statutory changes allowing concurrent recovery and a final order in this proceeding was issued in April 1997. The new rules allowed IESU to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

   IESU has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                 Four-Year
                                 Recovery    December 31,    December 31,
                                 Beginning   1997            1996
    Costs incurred through
     1993                        6/95        $7,779           $12,834
    Costs incurred in
     1994 -1995                  8/97        30,924            33,161
    Costs incurred from
     1/96 - 7/97                 8/97        19,847            15,087
    Under collection of
     concurrent recovery         N/A             850              -
                                             -------          -------
                                             $59,400          $61,082
                                             =======          ========

   IPC

   In September 1997, IPC agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs, such as energy efficiency cost recovery, or unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and Illinois Commerce Commission to four-year and three-year rate freezes, respectively, commencing on the effective date of the Merger.

   On September 30, 1997, the IUB approved a settlement between IPC and the OCA which provided for an electric rate reduction of approximately $3.2 million annually. The reduction applied to all bills rendered on and after October 7, 1997.

   In May 1995, IPC filed an application with the MPUC for an increase in gas rates in an annual amount of $2.4 million. Increased interim rates in an annual amount of $1.5 million were placed in effect in June 1995. On February 29, 1996, MPUC issued an order allowing an increase in gas rates of $2.1 million. Rates reflecting the increase were implemented in September 1996. The Department of Public Service and the Office of Attorney General appealed the MPUC's decision. The appeal was denied by the Minnesota Court of Appeals on February 18, 1997. On March 21, 1997, the Department of Public Service and the Office of Attorney General appealed the decision of the Court of Appeals (and the MPUC) to the Minnesota Supreme Court. On January 8, 1998, the Minnesota Supreme Court upheld the MPUC's initial decision allowing IPC to recover $4.9 million of manufactured gas plant clean-up expenses over a 10 year period.

   IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997. IPC has the following amounts of energy efficiency costs to be recovered in Iowa included in regulatory assets on its Balance Sheets (in thousands):

                             Four-Year
                             Recovery      December 31,     December 31,
                             Beginning     1997             1996
    Costs incurred through
     1992                      10/94           $912           $2,128
    Costs incurred in 1993
     - 1995                    5/97         16,576            19,193
    Costs incurred from
     1/96 - 9/97               10/97         9,796             6,042
                                           -------           -------
                                           $27,284           $27,363
                                           =======           =======


   In addition, IPC had $2.7 million and $2.5 million at December 31, 1997 and December 31, 1996, respectively, included in regulatory assets for energy efficiency recoveries in Minnesota.

   Assuming consummation of the Merger and capture of the Merger-related synergies described under the caption "Merger" above and no significant legislative or regulatory changes affecting its utility subsidiaries, the merger partners do not expect the Merger-related electric and gas price freezes to have a material adverse effect on the financial position or results of operations of the Merged Company.


                                  OTHER MATTERS

   Year 2000

   Each of the merger partners utilize software, embedded systems and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that the systems of the merger partners continue to meet their internal and customer needs.

   Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to the merger partners' financial and customer systems, has been completed. The merger partners currently estimate that the remaining costs to be incurred on this phase of the project will be approximately $4 million to $8 million in the aggregate.

   The task force has also begun Phase II of the project which is an extensive review of the embedded systems for Year 2000 conversion issues. The task force has inventoried critical embedded operating systems and is working with the system vendors to ascertain Year 2000 compliance of these systems. The task force is also developing detailed plans for testing and remediating critical systems (i.e., systems whose failure could affect employee safety or business operations).

   As part of an awareness effort, the merger partners have also notified their utility customers of their Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. Management is currently unable to estimate the costs to be incurred on this phase of the project but believes that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

   The goal of the merger partners is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on the financial position or results of operations of the merger partners.

   In April 1998, WP&L filed a request with the PSCW requesting deferral treatment of Year 2000 costs in excess of $4 million. Currently, management cannot predict the action the PSCW may take regarding this request.

   Labor Issues

   The status of the collective bargaining agreements at each of the utilities is as follows:

                                 IESU          WP&L           IPC
   Number of collective
    bargaining agreements          6             1              3
   Percentage of workforce
    covered by agreements         53            69             64

   There are two agreements at IESU expiring in 1998 and the number of employees covered under these agreements is relatively small.

   Financial Instruments

   WPLH has historically had only limited involvement with derivative financial instruments and has not used them for trading purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $40 million at December 31, 1997. WPLH has used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L and with the purchases and sales of gas and electric power at the
   energy marketing subsidiary.   On April 28, 1997, WP&L entered into an
   interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105 million of long-term debt securities. See
   Note 8 of the "Notes to Consolidated Financial Statements" for additional information.

   IES historically had a policy that derivative financial instruments were to be used only to mitigate business risks and not for speculative purposes. Derivatives were used on a very limited basis. At December 31, 1997, IES did not have any material derivatives outstanding. IPC had no
   derivatives outstanding at December 31, 1997.   The Merged Company is in
   the process of developing its policy for the use of derivative financial instruments.

   Accounting Pronouncements

   Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board (FASB) in the second quarter of 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 will require reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. SFAS 130 is effective for periods beginning after December 15, 1997.

   Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information, was issued by the FASB in the second quarter of 1997. SFAS 131 requires disclosures for each business segment in a manner consistent with how management disaggregates and evaluates the company, with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for periods beginning after December 15, 1997.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including IESU and WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of
   the related nuclear power plant.   Assuming no significant regulatory
   shift, IESU and WP&L do not believe that such changes, if required, would have an adverse effect on its financial position or results of operations due to its ability to recover decommissioning costs through rates.

   Inflation

   The merger partners do not expect the effects of inflation at current levels to have a significant effect on their financial position or results of operations.

   Environmental

   The pollution abatement programs of IESU, IPC, WP&L, HDC and Diversified are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on its operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

   IESU, IPC and WP&L all have current or previous ownership interests in properties previously associated with the production of gas at manufactured gas plants (MGP) for which they may be liable for investigation, remediation and monitoring costs relating to the sites. A summary of information relating to the sites is as follows:

                                                   IESU      IPC     WP&L
    Number of known sites for which liability
     may exist                                       34        9       14
    Liability recorded at December 31, 1997
     (millions)                                   $33.2     $5.8     $9.2
    Regulatory asset recorded at December 31,
     1997 (millions)                              $33.2     $6.2    $16.3

   The companies are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. The companies each believe that they have completed the remediation at various sites, although they are still in the process of obtaining final approval from the applicable environmental agencies for some of these sites.

   Each company has recorded environmental liabilities related to the MGP sites; such amounts are based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites
   where the investigation is in its earlier stages.   Management currently
   estimates the range of costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $36 million to $83 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   WP&L completed a comprehensive review of its MGP liability in the third quarter of 1997. This review resulted in a $65 million reduction in the recorded MGP liability, largely due to the approval by the Wisconsin Department of Natural Resources (WDNR) of less costly containment and control strategies as an alternative to excavation processes at various sites. See Note 11 c. of the "Notes to Consolidated Financial Statements" for additional information.

   Under the current rate making treatment approved by the PSCW, the MGP expenditures, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. While the IUB does not allow for the deferral of MGP-related costs, it has permitted utilities to recover its prudently incurred costs. As a result, regulatory assets have been recorded by each company which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, each of IESU, IPC and WP&L believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial positions or results of operations.

   In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement discussions are proceeding with its insurance carriers regarding the recovery of these costs. Settlement has been reached with sixteen
   carriers.   In 1994, IPC filed a lawsuit against certain of its insurance carriers to recover its MGP-related costs. Settlements have been reached with eight carriers. Both companies are continuing their pursuit of additional recoveries. Amounts received from insurance carriers are being deferred by IESU and IPC pending a determination of the regulatory treatment of such recoveries. WP&L has settled with twelve carriers and is also continuing to pursue additional recoveries from other carriers. The three companies are unable to predict the amount of any additional insurance recoveries they may realize.

   The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), nitrogen oxides (NOx) and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. IESU, IPC and WP&L have met the provisions of Phase I of the Act and are in the process of meeting the requirements of Phase II of the Act
   (effective in the year 2000).   The Act also governs SO2 allowances, which
   are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. The companies are reviewing their options to ensure they will have sufficient allowances to offset their emissions in the future. The companies believe that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on their financial position or results of operations.

   The Act and other federal laws also require the United States Environmental Protection Agency (EPA) to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the Polychlorinated Biphenyl (PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter emissions. IESU, IPC and WP&L are currently reviewing the rules to determine what impact they may have on their operations.

   In October 1997, the EPA issued a proposed rule to require 22 states, including Wisconsin, to modify their State Implementation Plans (SIPs) to address the ozone transport issue. The proposed rule would require WP&L to reduce its NOx emissions at all of its plants to .15 lbs/mmbtu. WP&L cannot presently predict the final outcome of this proposal but believes that, under the terms of the proposed rule, it would be required to install controls at its plants and that the costs related thereto would be significant.

   In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method suggested that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS standards established for SO2. The worst-case modeling suggested that two of IESU's generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of IESU's generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, IESU entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue. IESU agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the next two years) at one of the facilities. The IDNR approved the consent order in the fourth quarter of 1997 and it is expected to be approved by the EPA in the second quarter of 1998.

   Pursuant to a routine internal review of documents, IESU determined that certain changes undertaken during previous years at one of its generating facilities may have required a federal Prevention of Significant Deterioration (PSD) permit. IESU initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. IESU expects to receive the permit in the second quarter of 1998. IESU may be subject to a penalty for not having obtained the permit previously; however, IESU believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operation.

   Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which contemplates operational changes. In addition, IESU will be submitting a PSD permit application in the second quarter of 1998. IESU may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, management is unable to predict whether Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on its operations.

   The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by January 31, 1998. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. IESU and WP&L are evaluating and pursuing multiple options, including litigation and legislation to protect its customers and its contractual and statutory rights that are diminished by delays in the DOE program.

   The NWPA assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU and WP&L. In accordance with this responsibility, IESU and WP&L have been storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began. DAEC has current on-site capability to store spent fuel until 2001. IESU is currently reviewing its options to expand on-site storage capability. To provide assurance that both the operating and post-shutdown storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility are being contemplated. With minor modifications, Kewaunee would have sufficient fuel storage capacity to the end of the license life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

   The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. The States of Iowa and Wisconsin are members of the six-state Midwest Interstate Low-Level Radioactive Waste Compact (Compact) which is responsible for development of any new disposal capability within the Compact member states. In June 1997, the Compact commissioners voted to discontinue work on a proposed waste disposal facility in the State of Ohio because the expected cost of such a facility was comparably higher than other options currently available. Dwindling waste volumes and continued access to existing disposal facilities were also reasons cited for the decision. A disposal facility located near Barnwell, South Carolina continues to accept the low-level waste and IESU and WP&L currently ship the waste each produces to such site, thereby minimizing the amount of low-level waste stored on-site. In addition, given technological advances, waste compaction and the reduction in the amount of waste generated, DAEC and Kewaunee each have on-site storage capability sufficient to store low-level waste expected to be generated over at least the next ten years, with continuing access to the Barnwell disposal facility extending that on-site storage capability indefinitely.

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at December 31, 1997 was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount. WP&L is also recovering these costs from its customers and at December 31, 1997 had a regulatory asset and a liability of $5.9 million and $5.1 million recorded, respectively.

   Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary of Diversified, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $14 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted, resulting in a recorded liability of $8.6 million at December 31, 1997.

   Power Supply

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of recommendations to improve electric reliability in the state. The recommendations included additional transmission system capacity to substantially increase Wisconsin's ability to import electricity from other states in the region and additional power plant capacity in eastern Wisconsin. As a result, WP&L and other Wisconsin-based utilities are advocating faster PSCW approval of needed transmission projects.

   On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In response to this order, WP&L has issued a Request for Proposal (RFP) for contracts to provide WP&L with an additional 150 megawatts of electric capacity beginning as early as June 1, 1999. WP&L anticipates its RFP will result in a purchased power arrangement with a contract period of three to eight years and contract extension or "rollover" options. WP&L expects to award the contract at the end of the second quarter of 1998.

   Utility officials noted that it will take time to get new transmission and power plant projects approved and built. While utility officials fully expect to meet customer demands in 1998 and 1999, problems still could arise if there are unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.


   WPLH SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited)

   The following unaudited consolidated quarterly data of WPLH, in the opinion of management, include adjustments which are normal and recurring in nature necessary for the fair presentation of the results of operations and financial position. WP&L's results of operations are a significant portion of the consolidated results. The quarterly amounts were affected by, among other items, WP&L's rate activities, seasonal weather conditions and changes in sales and operating expenses. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these items. Net income in both the first and second quarter of 1997 was lower than the first and second quarter of 1996 primarily due to lower electric and gas margins. The lower margins resulted from warmer weather and several temporary plant outages during the first five months of 1997. In addition, a $3.4 million after-tax gain was recognized on the sale of a combustion turbine in the second quarter of 1996.

                                                                 Earnings
                                                                 per Share
                     Operating       Operating        Net        (basic and
                      Revenues        Income        Income        diluted)
   Quarter Ended            (in thousands except per share data)
       1997:
   March 31            $261,688       $40,637       $21,827         $0.71
   June 30              206,681        19,900         9,007          0.29
   September 30         214,412        31,877        13,953          0.45
   December 31          236,474        36,193        16,467          0.54

       1996:
   March 31            $260,877       $54,012       $31,680         $1.03
   June 30              208,293        30,361        16,539          0.54
   September 30         212,263        28,417        12,596          0.41
   December 31          251,411        30,260        11,093          0.36


   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                   Number
    Report of Management                                              53
    Report of Independent Public Accountants                          54
    Consolidated Statements of Income for the Years Ended
       December 31, 1997, 1996 and 1995                               55
    Consolidated Balance Sheets, December 31, 1997 and 1996           56
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995                               57
    Consolidated Statements of Capitalization, December 31, 1997
       and 1996                                                       58
    Consolidated Statements of Common Shareowners' Investment for
       the Years Ended December 31, 1997, 1996 and 1995               59
    Notes to Consolidated Financial Statements                        60


   The supplementary data required by this Item are included in Item 7. under the heading "Selected Consolidated Quarterly Financial Data (Unaudited)."

                    WPLH REPORT ON THE FINANCIAL INFORMATION

   WPL Holdings, Inc. management is responsible for the information and representations contained in the financial statements and in certain other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

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




   January 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Shareowners of WPL Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets and statements of capitalization of WPL Holdings, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and common shareowners' investment for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WPL Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





   ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin,
   January 30, 1998

                             WPL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                          Year Ended December 31,
                                        1997         1996        1995
                                   (in thousands except for per share data)
   Operating revenues:
     Electric                         $634,143     $589,482     $546,324
     Gas                               155,883      165,627      139,165
     Fees, rents, non-utility
      energy sales and other           129,229      177,735      121,766
                                       -------      -------      -------
                                       919,255      932,844      807,255
                                       -------      -------      -------
   Operating expenses:
     Electric production fuels         116,812      114,470      116,488
     Purchased power                   125,438       81,108       44,940
     Purchased gas                      99,267      104,830       84,002
     Other operation and cost of
      non-utility energy               254,796      317,608      252,722
     Maintenance                        48,058       46,492       42,043
     Depreciation and amortization     111,289       90,683       86,319
     Taxes other than income            34,988       34,603       34,188
                                       -------      -------      -------
                                       790,648      789,794      660,702
                                       -------      -------      -------
   Operating income                    128,607      143,050      146,553
                                       -------      -------      -------
   Interest expense and other:
     Interest expense                   42,535       42,027       43,559
     Allowance for funds used
     during construction                (2,775)      (3,208)      (2,088)
     Miscellaneous, net                 (4,432)     (14,098)      (5,954)
                                       -------      -------      -------
                                        35,328       24,721       35,517
                                       -------      -------      -------
   Income before income taxes and
    preferred dividend
    requirement of subsidiary           93,279      118,329      111,036
   Income taxes                         28,715       41,814       36,108
   Preferred dividend requirement
    of subsidiary                        3,310        3,310        3,310
                                       -------      -------      -------
   Income from continuing
    operations                          61,254       73,205       71,618
                                       -------      -------      -------
   Discontinued operations:
     Loss from operation of
       discontinued subsidiary,
      net of applicable tax
      benefits of $1,451                    -            -        2,212
     Loss on disposal of
      subsidiary, net of
      applicable tax
      benefit of $575 and tax
      expense of $3,271                     -         1,297      10,974
                                      -------       -------     -------
                                            -         1,297      13,186
                                      -------       -------     -------
   Net income                         $61,254       $71,908     $58,432
                                      =======       =======     =======

   Earnings per common share
    (basic and diluted):
     Income from continuing
     operations                         $1.99        $2.38         $2.33
     Discontinued operations              -          (0.04)        (0.43)
                                        -----        -----         -----
     Net income                         $1.99        $2.34         $1.90
                                        =====        =====         =====

   Weighted average number of
   shares of common stock
   outstanding                         30,782       30,790         30,774
   Cash dividends paid per common
    share                               $2.00        $1.97         $1.94
                                        =====        =====         =====



          The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                    1997             1996
   ASSETS                                              (in thousands)
   Utility plant:
     Plant in service--
       Electric                                   $1,790,641      $1,729,311
       Gas                                           237,856         227,809
       Water                                          24,864          23,905
       Common                                        195,815         152,093
                                                   ---------       ---------
                                                   2,249,176       2,133,118
     Less-accumulated provision for
       depreciation                                1,065,726         967,436
                                                   ---------       ---------
                                                   1,183,450       1,165,682
     Construction work in progress                    42,312          55,519
     Nuclear fuel, net                                19,046          19,368
                                                   ---------       ---------
                                                   1,244,808       1,240,569
                                                   ---------       ---------
   Other property and equipment:
     Rental, net                                     101,835         112,913
     Other, net                                        9,424          16,350
                                                   ---------       ---------
                                                     111,259         129,263
                                                   ---------       ---------
   Investments:
     Nuclear decommissioning trust funds             112,356          90,671
     Other investments                                28,289          15,408
                                                   ---------       ---------
                                                     140,645         106,079
                                                   ---------       ---------
   Current assets:
     Cash and equivalents                             13,987          11,070
      Net accounts receivable and unbilled
       revenue, less allowance for doubtful
       accounts of $1,104 and $1,524,
       respectively                                   78,082          88,798
     Coal, at average cost                            18,857          15,841
     Materials and supplies, at average cost          19,274          19,915
     Gas in storage, at average cost                  12,504           9,992
     Prepaid gross receipts tax                       22,153          19,389
     Prepayments and other                             8,151           7,397
                                                   ---------       ---------
                                                     173,008         172,402
                                                   ---------       ---------
   Restricted cash                                     8,146           6,848
                                                   ---------       ---------
   Deferred charges:
     Regulatory assets                                91,314         160,877
     Other                                            92,627          84,493
                                                   ---------       ---------
                                                     183,941         245,370
                                                   ---------       ---------
   TOTAL ASSETS                                   $1,861,807      $1,900,531
                                                   =========       =========

    The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                    December 31,
                                                1997            1996
   CAPITALIZATION AND LIABILITIES                  (in thousands)

   Capitalization (See Consolidated
    Statements of Capitalization):
     Common shareowners' investment            $607,583        $607,355
     Subsidiary preferred stock not
      mandatorily redeemable                     59,963          59,963
     Long-term debt, net                        457,520         362,564
                                              ---------       ---------
                                              1,125,066       1,029,882
                                              ---------       ---------
   Current liabilities:
     Current maturities of long-term debt        11,528          67,626
     Variable rate demand bonds                  56,975          56,975
     Short-term debt                            123,095         102,779
     Accounts payable and accruals               91,175         106,486
     Accrued payroll and vacation                16,030          14,500
     Accrued income taxes                           412           4,669
     Accrued interest                             8,229           9,085
     Other                                       31,728          45,218
                                              ---------       ---------
                                                339,172         407,338
                                              ---------       ---------
   Other credits:
     Accumulated deferred income taxes          253,519         245,686
     Accumulated deferred investment tax
      credits                                    35,039          36,931
     Accrued environmental remediation
      costs                                       9,238          74,075
     Deferred credits and other                  99,773         106,619
                                              ---------       ---------
                                                397,569         463,311
                                              ---------       ---------
   Commitments and contingencies
    (Note 11)

   TOTAL CAPITALIZATION AND LIABILITIES      $1,861,807      $1,900,531
                                              =========       =========

      The accompanying notes are an integral part of the consolidated financial statements.

                                     WPL HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                              1997         1996       1995
   Cash flows generated from (used for)
    operating activities:                             (in thousands)

     Net income                              $61,254      $71,908    $58,432
     Adjustments to reconcile net income to
       net cash generated from operating
       activities:
        Depreciation and amortization        111,289       90,683     86,319
        Deferred income taxes                  4,957        7,078      9,908
        Investment tax credit restored        (1,892)      (1,911)    (1,916)
        Amortization of nuclear fuel           4,444        6,057      7,787
        Allowance for equity funds used
         during construction                  (2,033)      (2,270)    (1,425)
        (Gain) loss on sale of subsidiary
         and investment                           -        (4,149)    10,974
        (Gain) loss on disposition of other
         property and equipment                  710       (5,676)        -
       Changes in assets and liabilities:
        Restricted cash                       (1,298)      (3,582)       (49)
        Net accounts receivable and
         unbilled revenue                     10,716        5,850    (23,183)
        Inventories                           (4,887)      (4,081)     3,750
        Prepayments and other                 (3,518)       1,201      2,292
        Accounts payable and accruals        (14,637)      11,661     19,966
        Accrued taxes                         (4,257)      (1,814)        88
        Other, net                            (9,625)      19,764     12,974
                                             -------      -------    -------
          Net cash from (used for)
           operating activities              151,223      190,719    185,917
                                             -------      -------    -------
   Cash flows generated from (used for)
    financing activities:
        Common stock cash dividends          (61,562)     (60,656)   (59,701)
        Proceeds from issuance of long-term
         debt                                105,000        1,370        756
        Reduction of long-term debt          (65,921)      (5,000)   (18,000)
        Net change in short-term debt         20,316       (6,746)    45,024
        Other, net                                -        (1,367)       941
                                             -------      -------    -------
          Net cash from (used for)
           financing activities               (2,167)     (72,399)   (30,980)
                                             -------      -------    -------
   Cash flows generated from (used for)
    investing activities:
        Proceeds from sale of other
         property and equipment                9,700       36,264          -
        Additions to utility plant,
         excluding AFUDC                    (116,457)    (120,732)   (99,746)
        Additions to nuclear fuel             (4,123)      (6,558)    (7,258)
        Allowance for borrowed funds used
         during construction                    (742)        (938)      (663)
        Dedicated nuclear decommissioning
         trust funds                         (21,685)     (17,314)   (21,566)
        Proceeds from sale of subsidiary
         and investments                          -        24,930          -
        Purchase of other property and
         equipment                            (2,855)     (20,824)   (26,696)
        Contribution to nonutility joint
         venture                              (5,000)         -           -
        Other, net                            (4,977)     (13,464)     5,105
                                             -------      -------    -------
          Net cash from (used for)
           investing activities             (146,139)    (118,636)  (150,824)
                                             -------      -------    -------
   Net increase (decrease) in cash and
    equivalents                                2,917         (316)     4,113
   Cash and equivalents at beginning of
    year                                      11,070       11,386      7,273
                                             -------      -------    -------
   Cash and equivalents at end of year       $13,987      $11,070    $11,386
                                             =======      =======    =======
   Supplemental disclosures of cash flow
    information:
     Cash paid during the year:
        Interest on debt                     $42,706      $35,855    $39,984
        Preferred stock dividends of
         subsidiary                           $3,310       $3,310     $3,310
        Income taxes                         $23,662      $39,795    $29,499


       The accompanying notes are an integral part of the consolidated financial statements.

                                  WPL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                           December 31,
                                                       1997          1996
                                                    (in thousands except for
                                                           share data)
   Common shareowners' investment:
     Common stock $.01 par value, authorized
      100,000,000 shares, issued and
      outstanding--30,788,593 and 30,773,735
      shares, respectively                               $308           $308
     Additional paid-in capital                       304,392        303,856
     Reinvested earnings                              302,883        303,191
                                                      -------        -------
                                                      607,583        607,355
                                                      -------        -------
   Preferred stock:
     Wisconsin Power and Light Company--
      Cumulative, without par value,
        authorized 3,750,000 shares, maximum
        aggregate stated value $150,000,000:
          Preferred stock without mandatory
          redemption, $100 stated value--
           4.50% series, 99,970 shares
           outstanding                                  9,997          9,997
           4.80% series, 74,912 shares
           outstanding                                  7,491          7,491
           4.96% series, 64,979 shares
           outstanding                                  6,498          6,498
           4.40% series, 29,957 shares
           outstanding                                  2,996          2,996
           4.76% series, 29,947 shares
           outstanding                                  2,995          2,995
           6.20% series, 150,000 shares
           outstanding                                 15,000         15,000
      Cumulative, without par value, $25
       stated value--
           6.50% series, 599,460 shares
           outstanding                                 14,986         14,986
                                                      -------        -------
                                                       59,963         59,963
                                                      -------        -------
   Long-term debt:
     Wisconsin Power and Light Company--
      First mortgage bonds:
           Series L, 6.25%, due 1998                    8,899          8,899
           1984 Series A, variable rate, due
           2014 (3.80% at 12/31/97)                     8,500          8,500
           1988 Series A, variable rate, due
           2015 (3.80% at 12/31/97)                    14,600         14,600
           1990 Series V, 9.3%, due 2025               27,000         27,000
           1991 Series A, variable rate, due
           2015 (5.05% at 12/31/97)                    16,000         16,000
           1991 Series B, variable rate, due
           2005 (5.05% at 12/31/97)                    16,000         16,000
           1991 Series C, variable rate, due
           2000 (5.05% at 12/31/97)                     1,000          1,000
           1991 Series D, variable rate, due
           2000 (5.05% at 12/31/97)                       875            875
           1992 Series W, 8.6%, due 2027               90,000         90,000
           1992 Series X, 7.75%, due 2004              62,000         62,000
           1992 Series Y, 7.6%, due 2005               72,000         72,000
           1992 Series Z, 6.125%, repaid 1997             -           55,000
      Debentures, 7%, due 2007                        105,000             -
                                                      -------        -------
                                                      421,874        371,874
                                                      -------        -------
     Heartland Development Corporation--
      Multifamily Housing Revenue Bonds issued
        by various housing and community
        development authorities, due 2004-2024,
        2.00% - 7.55%                                  36,503         37,445
      Other mortgage notes payable, due 1998-
        2042, 0% - 10.75%                              45,106         45,086
                                                      -------        -------
                                                       81,609         82,531
                                                      -------        -------
     WPL Holdings, Inc.--
      8.96% Senior notes, repaid 1997                     -           10,000
      8.59% Senior notes, due 2004                     24,000         24,000
                                                      -------        -------
                                                       24,000         34,000
                                                      -------        -------
     Less--
      Current maturities                              (11,528)       (67,626)
      Variable rate demand bonds                      (56,975)       (56,975)
      Unamortized discount and premium, net            (1,460)        (1,240)
                                                    ---------      ---------
                                                      457,520        362,564
                                                    ---------      ---------
   TOTAL CAPITALIZATION                            $1,125,066     $1,029,882
                                                    =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

                                  WPL HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF COMMON
                               SHAREOWNERS' INVESTMENT

                                                   Year Ended December 31,
                                                1997        1996       1995
                                               (in thousands except for per
                                                        share data)
   Common stock:
     Balance at beginning of year               $308        $308        $308
                                             -------     -------     -------
     Balance at end of year                      308         308         308
                                             -------     -------     -------
   Additional paid-in capital:
     Balance at beginning of year            303,856     305,223     304,442
       Other                                     536      (1,367)        781
                                             -------     -------     -------
     Balance at end of year                  304,392     303,856     305,223
                                             -------     -------     -------
   Reinvested earnings:
     Balance at beginning of year            303,191     291,939     293,048
       Net income                             61,254      71,908      58,432
       Cash dividends ($2.00 per share,
         $1.97 per share and $1.94 per
         share, respectively)                (61,562)    (60,656)    (59,701)
       Expense of issuing stock and
        other                                     -          -           160
                                            --------    --------    --------
     Balance at end of year                  302,883     303,191     291,939
                                            --------    --------    --------
   TOTAL COMMON SHAREOWNERS' INVESTMENT     $607,583    $607,355    $597,470
                                            ========    ========    ========


    The accompanying notes are an integral part of the consolidated financial statements.

                               WPL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in millions except as otherwise indicated)

   NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

   a.   General

   The consolidated financial statements include the accounts of WPL Holdings, Inc. (WPLH) and its consolidated subsidiaries (collectively, the Company). WPLH is an investor-owned holding company whose primary operating company, Wisconsin Power & Light Company (WP&L), is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas primarily in the state of Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Co. The Company also has various non-utility subsidiaries which are primarily engaged in the environmental and engineering service, affordable housing and energy marketing businesses.

   All subsidiaries for which the Company owns directly or indirectly more than 50% of the voting stock are included as consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial statements.

   Unconsolidated investments for which the Company has at least a 20% interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for the Company's equity in net income or loss, which is included in "Miscellaneous, net" in the consolidated statements of income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

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

   d.   Cash and Equivalents

   The Company considers all short-term liquid investments with a maturity of three months or less to be cash equivalents.

   e.   Utility Plant and Other Property and Equipment

   Utility plant and other property and equipment are recorded at original cost. Utility plant costs include financing costs that are capitalized using the FERC method for allowance for funds used during construction (AFUDC). The AFUDC capitalization rates for 1997, 1996 and 1995 were 6.22%, 10.23% and 6.68%, respectively. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated.

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

   f.   Depreciation

   The Company uses the straight-line method of depreciation. For utility plant, straight-line depreciation is computed on the average balance of depreciable property at individual straight-line regulatory-approved rates that consider the estimated useful life and removal cost or salvage value as follows:

                        1997           1996           1995
        Electric        3.6%           3.3%           3.3%
        Gas             3.8%           3.7%           3.7%
        Water           2.7%           2.6%           2.5%
        Common         11.9%           8.1%           7.9%

   Depreciation expense related to WP&L's share of the decommissioning of the Kewaunee Nuclear Power Plant (Kewaunee) is discussed in Note 11 "Commitments and Contingencies." WP&L implemented higher depreciation rates effective January 1, 1997.

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

   h.   Regulatory Assets and Liabilities

   Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," provides that rate-regulated public utilities, such as WP&L, record certain costs and credits allowed in the ratemaking process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of WP&L's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, WP&L would be required to determine any impairment to other assets and write-down such assets to their fair value. As of December 31, 1997 and 1996, regulatory-created assets included the following:


                                                    1997      1996
    Environmental remediation costs (Note 11)      $16.3     $81.4
    Tax related                                     52.2      57.2
    Jurisdictional plant differences                 7.9       7.6
    Decontamination and decommissioning
      costs of federal enrichment facilities         5.9       6.1
    Other                                            9.0       8.6
                                                   -----     -----
                                                   $91.3    $160.9
                                                   =====     =====

   As of December 31, 1997 and 1996, WP&L had recorded regulatory-related liabilities of $39.6 and $33.9, respectively. These liabilities are primarily tax related.

   i.   Revenue

   The Company accrues revenues for services provided but not yet billed at month-end.

   j.   Income Taxes

   The Company follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements using currently enacted tax rates as shown in Note 6.

   Investment tax credits are accounted for on a deferred basis and reflected in income ratably over the life of the related utility plant. As part of the affordable housing business, the Company is eligible to claim affordable housing and historic rehabilitation credits. These tax credits reduce current federal taxes to the extent the Company has consolidated taxes payable.

   k.   Common Shares Outstanding

   The weighted average common shares outstanding used in the calculation of basic earnings per share were 30,781,998; 30,789,813 and 30,773,588 for 1997, 1996 and 1995, respectively. The common stock shares used for calculating diluted earnings per share were 30,784,136; 30,793,555 and 30,775,965 for 1997, 1996 and 1995, respectively.

   NOTE 2.  PROPOSED MERGER OF THE COMPANY

   On November 10, 1995, WPLH, IES Industries Inc. (IES), and Interstate Power Company (IPC) entered into an Agreement and Plan of Merger, as amended (Merger Agreement), providing for: a) IPC becoming a subsidiary of WPLH, and b) the merger of IES with and into WPLH, which merger will result in the combination of IES and WPLH as a single holding company (collectively, the Proposed Merger). The new holding company will be named Interstate Energy Corporation (Merged Company). The Proposed Merger, which will be accounted for as a pooling of interests and is intended to be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors, shareowners, state regulatory agencies and most of the federal agencies. It is still subject to approval by the Securities and Exchange Commission (SEC). The companies expect to receive SEC approval in the second quarter of 1998.

   The summary below contains selected unaudited pro forma financial data for the year ended December 31, 1997. The financial data should be read in conjunction with the historical consolidated financial statements and related notes thereto of WPLH and in conjunction with the unaudited pro forma combined financial statements and related notes of the Merged Company included elsewhere in this Annual Report on Form 10-K. The pro forma combined earnings per share reflect the issuance of shares associated with the exchange ratios discussed below.


                                                                                               PRO FORMA
                                      WPLH          IES             IPC        PRO FORMA       COMBINED
                                 (as reported)  (as reported)  (as reported)   Adjustments     (Unaudited)

    Operating revenues                   $919.3     $930.7        $331.8         $118.8         $2,300.6
    Income from continuing
     operations                           $61.3      $66.3         $26.7             $-           $154.3
    Earnings per share from
     continuing operations
     (basic and diluted)                  $1.99      $2.18         $2.74             $-            $2.02
    Assets at December 31, 1997        $1,861.8   $2,457.2        $638.7          ($6.0)        $4,951.7
    Long-term obligations, net
     at December 31, 1997                $526.0     $882.4        $195.9             $-         $1,604.3

   Under the terms of the Merger Agreement, the outstanding shares of WPLH's common stock will remain unchanged and outstanding as shares of the Merged Company's common stock, each outstanding share of IES common stock will be converted to 1.14 shares of the Merged Company's common stock and each share of IPC common stock will be converted to 1.11 shares of the Merged Company's common stock. It is anticipated that the Merged Company will retain WPLH's common share dividend payment level as of the effective time of the Proposed Merger. On January 16, 1998, the Board of Directors of WPLH declared a quarterly dividend of $0.50 per share. This represents an annual rate of $2.00 per share.

   IES is a holding company headquartered in Cedar Rapids, Iowa, and is the parent company of IES Utilities Inc. (IESU) and IES Diversified Inc. (Diversified). IESU supplies electric and gas service to approximately 339,000 and 178,000 customers, respectively, in Iowa. Diversified and its principal subsidiaries are primarily engaged in the energy-related, transportation and real estate development businesses. IPC, an operating public utility headquartered in Dubuque, Iowa, supplies electric and gas service to approximately 166,000 and 50,000 customers, respectively, in northeast Iowa, northwest Illinois and southern Minnesota.

   The Merged Company will be the parent company of WP&L, IESU and IPC and will be registered under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Merger Agreement provides that these operating utility companies will continue to operate as separate entities for a minimum of three years after the effective date of the Proposed Merger.
   In addition, the non-utility operations of WPLH and IES will be combined shortly after the effective date of the Proposed Merger under one entity to manage the diversified operations of the Merged Company. The corporate headquarters of the Merged Company will be in Madison, Wisconsin.

   NOTE 3.  JOINTLY-OWNED UTILITY PLANTS

   WP&L participates with other Wisconsin utilities in the construction and operation of several jointly- owned utility generating plants. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatthour generation and operating expenses are divided on the same basis of ownership with each owner reflecting its respective costs in its consolidated statements of income. The chart below represents WP&L's proportionate share of such plants as reflected in the consolidated balance sheets at December 31, 1997 and 1996.

                                                                               1997                               1996
                                                                            Accumulated
                                                     Plant                    Provision                        Accumulated
                         Ownership    Inservice       MW        Plant in        for                 Plant in   Provision for
                         Interest %     Date        Capacity     Service    Depreciation   CWIP     Service    Depreciation   CWIP

    Coal:
     Columbia Energy                   1975 &
        Center              46.2        1978          1,023       $161.4         $89.2     $0.8       $161.8         $86.4    $1.6
     Edgewater Unit 4       68.2        1969            330         51.5          29.5      1.0         50.8          28.0     0.7
     Edgewater Unit 5       75.0        1985            380        229.4          79.8      0.1        228.8          73.7     0.0
    Nuclear:
     Kewaunee Nuclear
         Power Plant        41.0        1974            535        132.0          86.6      0.3        131.2          80.6     0.8
                                                                   -----         -----     ----        -----         -----    ----
    Total                                                         $574.3        $285.1     $2.2       $572.6        $268.7    $3.1
                                                                   =====         =====     ====        =====         =====    ====

   NOTE 4.  UTILITY ACCOUNTS RECEIVABLE

   WP&L has a contract with a financial organization to sell, with limited recourse, certain accounts receivable and unbilled revenues. These receivables include customer receivables, sales to other public utilities and billings to the co-owners of the jointly-owned electric generating plants that WP&L operates. The contract allows WP&L to sell up to $150.0 of receivables at any time. Expenses related to the sale of receivables are paid to the financial organization under this contract, and include, along with various other fees, a monthly discount charge on the outstanding balance of receivables sold that approximated a 5.83% annual rate during 1997. These costs are recovered in retail utility rates as an operating expense. All billing and collection functions remain the responsibility of WP&L. The contract expires August 16, 1998, unless extended by mutual agreement.

   As of December 31, 1997 and 1996, the balance of sold accounts receivable that had not been collected totaled $91.0 and $86.5, respectively. During 1997, the monthly proceeds from the sale of accounts receivable averaged $92.1, compared with $86.6 in 1996. As of December 31, 1997, the amount of sold receivables subject to recourse was $8.2.

   The Company does not have any significant concentrations of credit risk in the December 31, 1997 and 1996 utility accounts receivable balances.

   In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes standards for asset and
   liability recognition when transfers occur.   This statement, effective
   January 1, 1997, specifies conditions when control has been surrendered which determines if sale treatment of the receivables would be allowed. This standard has not had any impact on the Company's financial position or results of operations.

   NOTE 5.  EMPLOYEE BENEFIT PLANS

   a.  Pension Plans

   WP&L has noncontributory, defined benefit retirement plans covering substantially all employees. The benefits are based upon years of service and levels of compensation. The projected unit credit actuarial cost method was used to compute net pension costs and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension cost in an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:


                                                 1997         1996
   Accumulated benefit obligation
     Vested benefits                          ($173.4)     ($161.0)
     Non-vested benefits                         (6.1)        (3.3)
                                               ------       ------
     Total                                     (179.5)      (164.3)

   Projected benefit obligation                (205.1)      (189.6)
   Plan assets at fair value                    244.4        218.9
                                               ------       ------
     Plan assets in excess of
    projected benefit obligation                 39.3         29.3
   Unrecognized net transition asset            (12.0)       (14.5)
   Unrecognized prior service cost                7.8          3.7
   Unrecognized net loss                          0.8         15.0
                                                -----        -----
     Prepaid pension costs                      $35.9        $33.5
                                                =====        =====
   Assumed rate of return on plan
    assets                                      9.00%        9.00%
                                                =====        =====
   Discount rate of projected
    benefit obligation                          7.25%        7.50%
                                                =====        =====
   Range of assumed rate increases
    for future compensation levels         3.50-4.50%   3.50-4.50%
                                           ==========   ==========

   The net pension cost (benefit) recognized in the consolidated statements of income for 1997, 1996 and 1995 included the following components:


                                                  1997       1996       1995

   Service cost                                   $4.8       $5.1       $3.9
   Interest cost on projected benefit
    obligation                                    13.8       13.6       12.9
   Actual return on assets                       (36.2)     (25.0)     (31.6)
   Amortization and deferrals                     15.1        5.5       15.1
                                                 -----      -----      -----
      Net pension cost (benefit)                 ($2.5)     ($0.8)      $0.3
                                                 =====      =====      =====

   During 1997, WP&L expensed $1.3 for an early retirement program for eligible bargaining unit employees.

   b.  Other Postretirement Benefits

   WP&L accrues for the expected cost of postretirement health-care and life insurance benefits during the employees' years of service based on actuarial methodologies that closely parallel pension accounting requirements. WP&L elected delayed recognition of the transition obligation in accordance with current accounting principles and is amortizing the discounted present value of the transition obligation to expense over 20 years. For WP&L, the cost of providing postretirement benefits, including the transition obligation, is being recovered in retail rates under current regulatory practices. WP&L's policy is to fund the postretirement cost in an amount that is at least equal to the minimum funding requirements mandated by ERISA and that does not exceed the maximum tax deductible amount for the year.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:



                                                       1997         1996
   Accumulated benefit obligation
      Retirees                                       ($31.4)        ($32.2)
     Fully eligible active plan participants           (4.4)          (5.0)
     Other active plan participants                   (11.3)          (9.4)
                                                      -----          -----
        Total                                         (47.1)         (46.6)
   Plan assets at fair value                           16.1           13.8
                                                      -----          -----
   Accumulated benefit obligation in excess
    of plan assets                                    (31.0)         (32.8)
   Unrecognized transition obligation                  21.0           23.5
   Unrecognized prior service cost                     (0.3)          (0.3)
   Unrecognized net gain                               (8.3)          (5.0)
                                                      -----          -----
     Accrued postretirement benefits
      liability                                      ($18.6)        ($14.6)
                                                      =====          =====
   Assumed rate of return on plan assets              9.00%          9.00%
                                                      =====          =====
   Discount rate of projected benefit
    obligation                                        7.25%          7.50%
                                                      =====          =====
   Medical cost trend on paid charges:
     Initial trend rate                               8.00%          9.00%
                                                      =====          =====
     Ultimate trend rate                              5.00%          5.00%
                                                      =====          =====


   The net postretirement benefits cost recognized in the consolidated statements of income for 1997, 1996 and 1995 included the following components:

                                           1997        1996        1995
   Service cost                            $1.8         $1.8       $1.5
   Interest cost on projected benefit
    obligation                              3.3          3.4         3.6
   Actual return on assets                 (1.9)        (1.3)       (2.1)
   Amortization of transition
    obligation                              1.5          1.5         1.5
   Amortization and deferrals               0.5          0.3         1.3
                                           ----         ----        ----
     Net postretirement benefits cost      $5.2         $5.7        $5.8
                                           ====         ====        ====

   Increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $2.7 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year by $0.4.

   During 1997, WP&L expensed $1.7 for an early retirement program for eligible bargaining unit employees.

   c.  Long-Term Equity Incentive Plan

   WPLH has a long-term equity incentive plan which permits the grant of non-qualified stock options, incentive stock options, restricted stock, performance shares and performance units to key employees. As of December 31, 1997, only non-qualified stock options and equivalent performance units had been granted to key employees. The maximum number of shares of common stock that may be issued under the plan may not exceed one million. Options granted to date become exercisable after three years. Options outstanding will expire no later than 10 years after the grant date. The first options were granted in 1995 and will become exercisable in January 1998. No options have been canceled or exercised to date. The options granted and the value of those options using the Black-Scholes model is as follows:


                                        1997          1996        1995
   Options granted                     77,650        72,250       41,900
   Weighted average Black-
   Scholes value of options             $2.15         $2.23        $2.71
   Volatility                            0.15          0.16         0.16
   Risk free interest rate              6.13%         5.26%        7.84%
   Expected life                      3 years       3 years      3 years
   Annual dividend rate                  7.0%          7.0%         7.0%

   WPLH follows APB Opinion 25, "Accounting for Stock Issued to Employees," to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                        1997        1996       1995
   Pro forma net income                $61.1       $71.7      $58.3
   Pro forma earnings per share
    (basic and diluted)                $1.98       $2.33      $1.90

   The performance units granted under the plan to date are expensed over the three-year vesting period based on the current dividend rate. In 1997, 1996 and 1995, WPLH recognized expense of $0.4, $0.2 and $0.1, respectively.

   NOTE 6.  INCOME TAXES

   The following table reconciles the statutory federal income tax rate to the effective income tax rate on continuing operations:

                                            1997         1996         1995
                                                        35.0%        35.0%
   Statutory federal income tax rate        35.0%
   State income taxes, net of federal
    benefit                                  7.0         6.8          6.0
   Investment tax credits restored          (2.0)       (1.6)        (1.7)
   Amortization of excess deferred
    taxes                                   (1.6)       (1.4)        (1.5)
   Affordable housing and historical
    tax credits                             (6.7)       (5.0)        (4.5)
   Adjustment of prior period taxes         (2.6)        -            -
   Other differences, net                    1.7         1.6         (0.8)
                                           -----       -----        -----
      Effective income tax                  30.8%       35.4%        32.5%
                                           =====       =====        =====

   The breakdown of income tax expense as reflected in the consolidated statements of income is as follows:


                                           1997        1996        1995
   Current federal                          $25.2     $32.8      $25.9
   Current state                              6.6       9.7        7.2
   Deferred                                   5.0       7.1        9.9
   Investment tax credit restored            (1.9)     (1.9)      (1.9)
   Affordable housing and historical
    tax credits                              (6.2)     (5.9)      (5.0)
                                             ----      ----       ----
                                            $28.7     $41.8      $36.1
                                             ====      ====       ====

   The temporary differences that resulted in accumulated deferred income tax (assets) and liabilities as of December 31, 1997 and 1996, are as follows:

                                             1997        1996
   Property related                        $295.4      $282.0
   Investment tax credit related            (23.5)      (19.9)
   Decommissioning related                  (16.0)      (14.5)
   Other                                     (2.4)       (1.9)
                                             ----        ----
                                           $253.5      $245.7
                                             ====        ====

   NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

   WPLH and its subsidiaries maintain committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $170.0 as of December 31, 1997. Information regarding short-term debt and lines of credit is as follows:

                                          1997          1996          1995
    As of year end--
       Lines of credit borrowings              -             -             -
       Commercial paper outstanding        $81.0         $59.5         $56.5
       Notes payable outstanding           $42.1         $43.3         $53.0
       Discount rates on commercial
         paper                        5.48-5.90%    5.35-5.65%    5.73-5.77%
       Interest rates on notes
         payable                      5.00-5.90%    5.28-6.31%    5.80-6.42%

    For the year ended--
       Maximum month-end amount of
         short-term debt                  $140.0        $103.5        $117.0
       Average amount of short-term
         debt (based on daily
         outstanding balances)             $94.5         $60.8         $68.7
       Average interest rate on
         short-term debt                   5.65%         5.72%         5.95%


   NOTE  8.  DERIVATIVE FINANCIAL INSTRUMENTS

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks.

   Interest rate swaps and forward contracts: WP&L enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate debt and fees associated with the sale of its accounts receivable. The notional principal amount of interest rate swaps outstanding as of December 31, 1997, was $40.0. Average variable rates are based on rates implied in the forward yield curve at the reporting date. The average pay and receive rates associated with these agreements are 4.11% and 3.61%, respectively. The swap agreements have contract maturities from three months to two years. It is not WP&L's intent to terminate these contracts; however, the total cost to WP&L if it had terminated all of the agreements existing at December 31, 1997 would have been $0.2.

   In 1995, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60.0 of long-term debt securities. The securities were not issued in 1996 and the forward contract was closed which resulted in a gain of $0.8 to WP&L. The gain was deferred and was recognized as an adjustment to interest expense over the life of the debt securities issued during 1997 as discussed in Note 10(b).

   On April 28, 1997, WP&L entered into an interest rate forward contract to hedge interest rate risk related to the anticipated issuance of $105.0 of long-term debt securities. The securities were issued in June 1997 and the forward contract was settled which resulted in a cash payment of $3.8 by WP&L. This payment was recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

   Gas Swaps: WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The notional amount of gas commodity swaps outstanding as of December 31, 1997 was 4.8 million dekatherms. Variances between underlying commodity prices and financial contracts on these agreements are deferred and recognized as increases or decreases in the cost of gas at the time the storage gas is sold. It is not WP&L's intent to terminate these contracts; however, the total cost to WP&L if it had terminated all of the agreements existing at December 31, 1997 would have been a gain of $1.0.

   Other: The Company's non-utility energy marketing business periodically uses commodity futures contracts, options and swaps to hedge the impact of natural gas and electric power price fluctuations on its purchase and sale commitments. Gains and losses on these instruments are deferred and recognized in income as adjustments to the costs of energy when the related transaction being hedged is finalized. At December 31, 1997 and 1996, the instruments outstanding were immaterial.

   NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Current Assets and Current Liabilities - The carrying amount approximates fair value due to the short maturities of these financial instruments.

   Nuclear Decommissioning Trust Funds - As of December 31, 1997 and 1996, the investments in the nuclear decommissioning trust fund are carried at fair value, as reported by the trustee. The balance as shown on the consolidated balance sheets included a net unrealized gain of $16.4 and $9.4 as of December 31, 1997 and 1996, respectively.

   Preferred Stock of WP&L - Based on quoted market prices for the same or similar issues.

   Long-Term Debt - Based upon the market yield of similar securities and quoted market prices on the current rates for debt of the same remaining maturities.

   The estimated fair values of financial instruments at December 31, 1997 and 1996:

                                       1997                 1996
                               Carrying     Fair     Carrying    Fair
                                 Value      Value      Value     Value
   Nuclear decommissioning
    trust funds                  $112.4     $112.4      $90.7     $90.7
   Preferred stock                 60.0       51.7       60.0      47.7
   Long-term debt, including
    current portion               526.0      555.7      487.2     503.5

   Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of WP&L's nuclear decommissioning trust funds and long-term debt may not be realized by the Company's shareowners.

   NOTE 10.  CAPITALIZATION

   a.  Common Shareowners' Investment

   During 1997, 1996 and 1995, the Company did not issue any new shares of common stock through either its Shareowner Direct Plan or 401(k) Savings Plan.

   In February 1989, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right (right) on each outstanding share of the Company's common stock. Each right would initially entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $60.00 per share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20% or more of the outstanding shares of common stock. The rights expire on February 22, 1999, unless redeemed or exchanged earlier by the Company.

   A retail rate order effective April 29, 1997 requires WP&L to maintain a utility common equity level of 52.00% of total utility capitalization. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to the Company that are in excess of the level forecasted in the rate order ($58.3), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on a 13-month average for 1997, WP&L's common equity ratio was 52.56%.

   b.  Long-Term Debt

   Substantially all of WP&L's utility plant is secured by its first mortgage bonds. In addition, the Company's long-term debt includes unsecured debentures, notes payable and revenue bonds related to its affordable housing properties. Current maturities of long-term debt of the Company are as follows: $11.5 in 1998, $4.5 in 1999, $4.1 in 2000, $2.6 in 2001
   and $2.7 in 2002.

   In June 1997, WP&L issued $105.0 of 7% Debentures due June 15, 2007. Approximately $50.0 of the net proceeds was used to repay maturing short-term debt and finance utility construction expenditures. The balance of the proceeds was used to retire the $55.0 of WP&L's First Mortgage Bonds, Series Z, 6.125%, due July 15, 1997.

   NOTE 11. COMMITMENTS AND CONTINGENCIES

   a.    Coal Contract Commitments

   To ensure an adequate supply of coal, WP&L has entered into certain long-term coal contracts. These contracts include a demand or take-or-pay clause under which payments are required if contracted quantities are not purchased. Purchase obligations on these coal and related rail contracts total approximately 12.5 million tons through December 31, 2002. WP&L's management believes it will meet minimum coal and rail purchase obligations under the contracts. Minimum purchase obligations on these contracts over the next five years are estimated to be $36.0 in 1998, $29.0 in 1999, $9.0 in 2000, $9.0 in 2001 and $4.0 in 2002.

   b.   Purchased Power and Gas

   Under firm purchased power and gas contracts, the Company is obligated as follows:

                                    Power          Gas
    1998                            $72.0        $37.0
    1999                             76.3         32.7
    2000                             86.5         27.1
    2001                             38.1         22.4
    2002                             28.0         18.0
    Thereafter                       58.0         29.6

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

   WP&L conducted a comprehensive review in the third quarter of 1997 of its liability at each of the 14 sites. This comprehensive review considered several recent significant developments and resulted in a reduction in the estimate of the probable liability for cleanup. At December 31, 1997, the liability is $9.2. In addition, management believes it is possible, but not likely, that an additional $3.2 of remediation costs may be incurred. In 1996, the Wisconsin Department of Natural Resources (DNR) approved less costly containment and control strategies as an alternative to excavation processes at two sites. The decline in the liability of approximately $65.0 from December 31, 1996 to December 31, 1997, is due to the successful implementation of these strategies at those two sites and several additional sites. Further reductions in the liability resulted from WP&L receiving an additional close out letter from the DNR, bringing the total number of sites with close out letters to four.

   The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities, and ongoing monitoring activities through 2027. The estimate is based on a number of factors including the estimated extent and volume of contaminated soil and/or groundwater. Changes in the estimate are reasonably possible in the near term.

   Changes in the liability do not immediately impact the earnings of WP&L. Under the current rate making treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. Although no assurance can be given, management currently believes future costs will also be recovered in rates. The associated regulatory asset is $16.3 as of December 31, 1997.

   d.   Spent Nuclear Fuel and Decommissioning Costs

   The current cost of WP&L's share of the estimated costs to decommission Kewaunee ($181.3), assuming early retirement, exceeds the trust assets at December 31, 1997 ($112.4) by $68.9. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%.

   As required by the PSCW and FERC, WP&L makes annual contributions to qualified and nonqualified external trust funds to provide for decommissioning of Kewaunee. The Company's annual contribution was $14.3 for 1997 and $10.7 for 1996 and 1995. These amounts are fully recovered in rates. The after-tax income of the external trust funds was $3.2 , $2.7 and $2.8 for 1997, 1996 and 1995, respectively.

   Decommissioning costs, which include the annual contribution to external trust funds and earnings on the assets of these trusts, are recorded as depreciation expense in the consolidated statements of income with the cumulative amount included in the accumulated provision for depreciation on the consolidated balance sheets. As of December 31, 1997, the total decommissioning costs included in the accumulated provision for depreciation were $112.4 .

   Under the Nuclear Waste Policy Act of 1982, the U.S. Department of Energy
   (DOE) is responsible for the ultimate storage and disposal of spent nuclear fuel removed from nuclear reactors. Interim storage space for spent nuclear fuel is currently provided at Kewaunee. Currently, there is on-site storage capacity for spent fuel through the year 2001. An investment of approximately $2.5 could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

   The following summarizes the Company's investment in nuclear fuel at December 31, 1997 and 1996:

                                                 1997         1996
    Original cost of nuclear fuel              $169.6       $166.4
    Less-Accumulated amortization               150.5        147.0
                                                -----        -----
       Nuclear fuel, net                        $19.1       $ 19.4
                                                =====        =====


   e.   Nuclear Performance

   WP&L has a 41% ownership interest in Kewaunee. Kewaunee resumed operations on June 12, 1997 after being out of service since September 21, 1996 for refueling and repairs to the steam generator tubes. The joint owners continue to analyze and discuss other options related to the future of Kewaunee, including various ownership transfer alternatives.

   f.   Nuclear Insurance

   The Price Anderson Act provides for the payment of funds for public liability claims arising from a nuclear incident. Accordingly, in the event of a nuclear incident, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $32.5 per incident, not to exceed $4.1 payable in any given year.

   Through its membership in Nuclear Mutual Limited and Nuclear Electric Insurance Limited, WP&L has obtained property damage and decontamination insurance totaling $1.8 billion for loss from damage at Kewaunee. In addition, WP&L maintains outage and replacement power insurance coverage totaling $101.4 in the event an outage exceeds 21 weeks.

   g.   Planned Capital Expenditures

   Plans for the construction and financing of future additions to utility plant can be found elsewhere in this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   h.   Loan Commitments

   As of December 31, 1997, HDC had extended commitments to provide $15.7 in nonrecourse, fixed rate, permanent financing to developers which are secured by affordable housing properties. The Company anticipates other lenders will ultimately finance these properties.

   NOTE 12.  DISCONTINUED OPERATIONS

   The Company's financial statements reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7. The after tax loss on disposition was $11.0 reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, the Company recognized an additional loss of $1.3, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

   NOTE 13. SEGMENT INFORMATION

   The following table sets forth certain information relating to the Company's consolidated continuing operations:

                                           1997         1996        1995
    Operation information:
      Customer revenues--
        Electric-utility                 $634.1       $589.5      $546.3
        Gas-utility                       155.9        165.6       139.2
        Environmental and engineering
         services                          78.1         84.8        88.6
        Other                              51.1         92.9        33.2
      Operating income (loss)--
        Electric-utility                 $125.9       $136.3      $134.2
        Gas-utility                        13.7         18.9        17.0
        Environmental and engineering
         services                         (2.0)          0.1         3.7
        Other (a)                         (9.0)       (12.2)       (8.3)

    Investment information:
      Identifiable assets, including
       allocated common plant at
       December 31--
        Electric-utility               $1,245.2     $1,225.3    $1,226.8
        Gas-utility                       193.6        262.1       250.6
        Environmental and engineering
         services                          26.6         33.5        38.1
        Other                             396.4        379.6       356.9
    Other information:
      Construction, decommissioning
       and nuclear fuel--
        Electric-utility                 $123.8       $125.9      $122.3
        Gas-utility                        15.3         18.0        16.9
        Other                              14.2         22.5        14.6
      Depreciation and amortization
       expense--
        Electric-utility                  $91.2        $74.5       $71.4
        Gas-utility                        12.3          9.8         9.6
        Other                               7.8          6.4         5.3

   (a) Excludes the effects of affordable housing and historical tax credits of $6.2, $5.9 and $5.0 in 1997, 1996 and 1995, respectively.

   NOTE 14.  CARGILL JOINT VENTURE

   In July 1997, the Company announced a joint venture with Cargill Incorporated to market electricity and risk management services to wholesale buyers. This joint venture, in which the Company has a 50% interest, is named Cargill-Alliant. The joint venture is accounted for using the equity method. As of December 31, 1997, the carrying amount of the investment was $4.7.



   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 relating to directors and nominees for election of directors at the 1998 Annual Meeting of Shareowners will be incorporated herein by reference to the relevant information in WPLH's Proxy Statement for the 1998 Annual Meeting of Shareowners (the 1998 Proxy Statement) upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission. The executive officers of the registrant as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1997):

   Executive Officers of WPL Holdings, Inc.

   Erroll B. Davis, Jr., 53, was elected President effective January 1990 and Chief Executive Officer effective July 1990 and has been a board member since March 1988.

   Edward M. Gleason, 57, was elected Corporate Secretary effective December 1993 and Vice President-Treasurer effective October 1993. He has also served as Controller, Treasurer, and Corporate Secretary of WP&L since 1996, Corporate Secretary of WP&L from 1993 to 1996 and Vice President-Finance and Treasurer of WP&L from 1986 to 1993. Mr. Gleason functions as principal financial officer of WPL Holdings, Inc. and WP&L.

   Steven F. Price, 45, was elected Assistant Corporate Secretary and Assistant Treasurer effective April 1992.

   NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director.

   Executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The information required by Item 12 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon the filing of the 1998 Proxy Statement with the Securities and Exchange Commission.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 will be incorporated herein by reference to the relevant information in the 1998 Proxy Statement upon filing of the 1998 Proxy Statement with the Securities and Exchange Commission.


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

   (a) (3)  Exhibits Required by Securities and Exchange Commission
   Regulation S-K

     The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

     2A* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES industries Inc., Interstate Power Company and AMW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated November 10, 1995)

     2B* Amendment No. 1 to Agreement and Plan of Merger and Stock Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware Corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company, a Wisconsin Corporation (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated May 22, 1996)

     2C* Amendment No. 2 to Agreement and Plan of Merger, dated August 16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware Corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin Corporation (incorporated by reference to Exhibit 2.1 to WPLH's Current Report on Form 8-K, dated August 15, 1996)

     2D* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and IES Industries Inc. (incorporated by reference to Annex B to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2E* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among WPL Holdings, Inc. and Interstate Power Company. (incorporated by reference to Annex C to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2F* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries Inc. and WPL Holdings, Inc. (incorporated by reference to Annex D to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2G* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among IES Industries, Inc. and Interstate Power Company. (incorporated by reference to Annex E to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2H* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and WPL Holdings, Inc. (incorporated by reference to Annex F to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     2I* Option Grantor/Option Holder Stock Option and Trigger Payment Agreement, dated as of November 10, 1995, by and among Interstate Power Company and IES Industries Inc. (incorporated by reference to Annex G to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     3A* Restated Articles of Incorporation of WPL Holdings, Inc. (incorporated by reference to Exhibit 4.1 to WPL Holdings, Inc.'s Form S-3 Registration Statement No. 33-59972)

     3B* Form of Amendment of the Restated Articles of Incorporation of WPL Holdings, Inc. (incorporated by reference to Exhibit 4.2 to WPL Holdings, Inc.'s Registration Statement on Form S-4 (No. 333-07931))

     3C* By-Laws of WPL Holdings, Inc. as Amended (incorporated by reference to Exhibit 3B to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

     4A* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951,
            April 1, 1952, September 1, 1953, October 1, 1954, March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969, October 1,
            1970, July 1, 1971, April 1, 1974, December 1, 1975, May 1,
            1976, May 15, 1978, August 1, 1980, January 15, 1981, August 1,
            1984, January 15, 1986, June 1, 1986, August 1, 1988, December
            1, 1990, September 1, 1991, October 1, 1991, March 1, 1992, May
            1, 1992, June 1, 1992 and July 1, 1992 (Second Amended
            Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended
            Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended
            Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

     4B* Rights Agreement, dated February 22, 1989, between WPL Holdings, Inc. and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to WPL Holdings, Inc.'s Current Report on Form 8-K dated February 27, 1989)

     4C* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

     4D* Officers' Certificate, dated as of June 25, 1997, creating the 7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

     10A*# Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10B*# Form of Supplemental Retirement Plan, as revised November 1992 (incorporated by reference to Exhibit 10B to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10C*# Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1990)

    10C.1*# Officer's Deferred Compensation Plan II, as adopted September
            1992 (incorporated by reference to Exhibit 10C.1 to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

    10C.2*# Officer's Deferred Compensation Plan III, as adopted January
            1993 (incorporated by reference to Exhibit 10C.2 to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1993)

     10F*# Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10H*# Wisconsin Power and Light Company Management Incentive Plan (incorporated by reference to Exhibit 10H to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1992)

     10I*# Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10I to WPL Holdings, Inc.'s Form 10-K for the year ended December 31, 1995)

     10J*# WPL Holdings, Inc. Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10K*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and E.B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10L*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of L.W. Ahearn, W.D. Harvey, E.G. Protsch, and A.J. Amato (incorporated by reference to Exhibit
            4.3 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10M*# Key Executive Employment and Severance Agreement by and between WPL Holdings, Inc. and each of E.M. Gleason, B.J. Swan, D.A. Doyle, N.E. Boys, D.E. Ellestad, P.J. Wegner, and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to WPL Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

     10N#   Severance Agreement by and between WPL Holdings, Inc. and Lance
            W. Ahearn

     21     Subsidiaries of WPL Holdings, Inc.

     23     Consent of Independent Public Accountants

     27     Financial Data Schedule


   Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of the company.

   Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by WPL Holdings, Inc. under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894.

   # - A management contract or compensatory plan or arrangement.

   (a) (4) Unaudited Pro Forma Combined Financial Information of Interstate Energy Corporation:

                                                                 Page Numbers
     Unaudited Pro Forma Combined Balance Sheet at
          December 31, 1997                                            80-81

     Unaudited Pro Forma Combined Statements of Income for the years
          ended December 31, 1997, 1996 and 1995                       82-84

     Notes to Unaudited Pro Forma Combined Financial Statements        85-88

   (b)  Reports on Form 8-K

           None

                          INTERSTATE ENERGY CORPORATION
                     (doing business as Alliant Corporation)

                UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS



   The unaudited pro forma combined financial statements for Interstate Energy Corporation (Merged Company) combine the historical consolidated balance sheets and statements of income of IES Industries Inc. (IES), Interstate Power Company (IPC) and WPL Holdings, Inc. (WPLH) as adjusted by various pro forma adjustments identified in Note 1. All material adjustments known at this time which impact the reporting periods shown have been included. The combination of WPLH, IES and IPC is referred to herein as the "Merger."

   These pro forma combined financial statements set forth the restated combined financial data that will be presented for future comparative financial data for the Merged Company. The pro forma balance sheet that will be filed with the Securities and Exchange Commission following consummation of the Merger will also include an additional pro forma adjustment for certain merger-related costs to be recorded upon completion of the Merger.

   These statements are prepared on the basis of accounting for the Merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. The historical data for WPLH have been adjusted to reflect the restatement of such data to account for certain discontinued operations as discussed in Note 6.

   The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Merger been consummated on the date, or at the beginning of the periods, for which the Merger is being given effect nor is it necessarily indicative of future operating results or financial position.

                                             INTERSTATE ENERGY CORPORATION
                                      UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                                                   December 31, 1997
                                                    (In thousands)
                                                                                      Pro Forma
    ASSETS                               WPLH             IES            IPC         Adjustments      Pro Forma
                                     (As Reported)   (As Reported)   (As Reported)  (See Note 1)       Combined

    UTILITY PLANT
      Electric                          $1,790,641     $2,072,866       $869,715       $        -      $4,733,222
      Gas                                  237,856        187,098         70,201                -         495,155
      Other                                220,679        145,716              -                -         366,395
                                         ---------      ---------      ---------          -------       ---------
         Total                           2,249,176      2,405,680        939,916                -       5,594,772
      Less: Accumulated
       provision for
       depreciation                      1,065,726      1,115,261        450,595                -       2,631,582
      Construction work in
       progress                             42,312         38,923          5,276                -          86,511
      Nuclear fuel--net                     19,046         36,731              -                -          55,777
                                         ---------      ---------      ---------        ---------       ---------
         Net utility plant               1,244,808      1,366,073        494,597                -       3,105,478

    OTHER PROPERTY, PLANT AND
      EQUIPMENT ---NET AND OTHER
      INVESTMENTS                          139,548        319,657          4,746             (125)        463,826
    CURRENT ASSETS
      Cash and cash equivalents             13,987         10,143          2,897              302          27,329
      Accounts receivable ---net            78,082         52,295         27,061           12,489         169,927
      Fossil fuel inventories, at
        average cost                        18,857         10,579         11,220                -          40,656
      Materials and supplies, at
        average cost                        19,274         24,274          6,297                -          49,845
      Prepayments and other                 42,808         69,920         15,035           (3,278)        124,485
                                         ---------      ---------      ---------        ---------       ---------
         Total current assets              173,008        167,211         62,510            9,513         412,242

    EXTERNAL DECOMMISSIONING FUND          112,356         77,882              -                -         190,238
    INVESTMENT IN MCLEODUSA INC.                 0        326,582          1,440                -         328,022
    DEFERRED CHARGES AND OTHER             192,087        199,814         75,456          (15,442)        451,915
                                         ---------      ---------        -------          -------       ---------
         TOTAL ASSETS                   $1,861,807     $2,457,219       $638,749          ($6,054)     $4,951,721
                                         =========      =========        =======          =======       =========

    See accompanying Notes to Unaudited Pro Forma Combined
    Financial Statements.

                                             INTERSTATE ENERGY CORPORATION
                                UNAUDITED PRO FORMA COMBINED BALANCE SHEET (Continued)
                                                   December 31, 1997
                                                    (In thousands)

    CAPITALIZATION AND                                                                   Pro Forma
     LIABILITIES                         WPLH              IES              IPC         Adjustments     Pro Forma
                                     (As Reported)    (As Reported)    (As Reported)    (See Note 1)     Combined

    CAPITALIZATION
      Common Stock Equity:
         Common stock                         $308       $      -           $34,163        ($33,706)         $765
         Other stockholders'
          equity                           607,275         818,133          181,457          38,404     1,645,269
                                         ---------       ---------        ---------        --------     ---------
            Total common stock
             equity                        607,583         818,133          215,620           4,698     1,646,034
       Preferred stock not
        mandatorily redeemable              59,963          18,320           10,819               0        89,102
       Preferred stock mandatory
        sinking fund                             0               0           24,267               0        24,267
       Long-term debt---net                457,520         845,189          165,194               0     1,467,903
                                         ---------       ---------        ---------       ---------     ---------
            Total capitalization         1,125,066       1,681,642          415,900           4,698     3,227,306

   CURRENT LIABILITIES
       Current maturities,
        sinking funds, and
        capital lease obligations           11,528          13,684            6,314               0        31,526
       Commercial paper, notes
        payable and other                  123,095               0           33,500               0       156,595
       Variable rate demand bonds           56,975               0                0               0        56,975
       Accounts payable and
        accruals                            91,175          78,702           13,208           9,549       192,634
       Taxes accrued                           412          62,432           16,014              65        78,923
       Other accrued liabilities            55,987          67,174           12,445          (2,468)      133,138
                                         ---------       ---------        ---------       ---------     ---------
          Total current
           liabilities                     339,172         221,992           81,481           7,146       649,791

    OTHER LIABILITIES
       Deferred income taxes               253,519         372,837          104,670               0       731,026
       Deferred investment tax
        credits                             35,039          31,838           15,985               0        82,862
       Accrued environmental
        remediation costs                    9,238          46,989            5,794               0        62,021
       Capital lease obligations                 0          23,548               86               0        23,634
       Other liabilities and
        deferred credits                    99,773          78,373           14,833         (17,898)      175,081
                                         ---------       ---------        ---------       ---------     ---------
          Total other liabilities          397,569         553,585          141,368         (17,898)    1,074,624
                                         ---------       ---------        ---------       ---------     ---------
        TOTAL CAPITALIZATION AND
          LIABILITIES                   $1,861,807      $2,457,219         $638,749         ($6,054)   $4,951,721
                                         =========       =========        =========       =========     =========


    See accompanying Notes to Unaudited Pro Forma Combined
    Financial Statements.

                                             INTERSTATE ENERGY CORPORATION
                                   UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                        (In thousands, except per share amounts)
                                                                                        Pro Forma
                                            WPLH             IES            IPC        Adjustments      Pro Forma
                                        (As Reported)    (As Reported)  (As Reported)  (See Note 1)     Combined

    Operating Revenues
       Electric utility                      $634,143       $604,270       $277,340       $       -     $1,515,753
       Gas utility                            155,883        183,517         54,507               -        393,907
       Other                                  129,229        142,912              -         118,826        390,967
                                            ---------      ---------      ---------       ---------      ---------
         Total operating revenues             919,255        930,699        331,847         118,826      2,300,627
    Operating Expenses
       Electric and steam production
        fuels                                 116,812        108,344         55,402               -        280,558
       Purchased power                        125,438         74,098         56,770               -        256,306
       Cost of gas sold                        99,267        126,631         33,324               -        259,222
       Other operation                        254,796        231,481         64,685         119,306        670,268
       Maintenance                             48,058         57,185         17,782              96        123,121
       Depreciation and amortization          111,289        114,122         31,676             245        257,332
       Taxes other than income taxes           34,988         51,701         16,708               -        103,397
                                            ---------      ---------      ---------       ---------      ---------
            Total operating expenses          790,648        763,562        276,347         119,647      1,950,204
                                            ---------      ---------      ---------       ---------      ---------
    Operating Income                          128,607        167,137         55,500            (821)       350,423
    Other Income (Expense)
       Allowance for funds used
         during construction                    2,775          2,309            190               -          5,274
       Other income and deductions,
         net                                    4,432          1,850          6,772             856         13,910
                                            ---------       --------      ---------       ---------      ---------
           Total other income
            (expense)                           7,207          4,159          6,962             856         19,184

    Interest Charges                           42,535         64,383         15,610              35        122,563
                                            ---------      ---------      ---------       ---------      ---------
    Income from Continuing
       Operations before Income
       Taxes and Preferred Dividends           93,279        106,913         46,852               -        247,044
    Income Taxes                               28,715         39,662         17,684               -         86,061
    Preferred Dividends of
       Subsidiaries (Note 2)                    3,310            914          2,469               -          6,693
                                            ---------      ---------      ---------       ---------      ---------
    Income from Continuing
       Operations                             $61,254        $66,337        $26,699       $      -        $154,290
                                            =========      =========      =========        ========      =========
    Average Common Shares
       Outstanding                             30,782         30,380          9,725           5,323         76,210
    Earnings per Share of Common
       Stock from Continuing
       Operations (Basic and
         diluted)                               $1.99          $2.18          $2.74             N/A          $2.02
                                               ======         ======         ======          ======         ======


    See accompanying Notes to Unaudited Pro Forma Combined Financial
    Statements.

                                          INTERSTATE ENERGY CORPORATION
                                UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                     (In thousands, except per share amounts)
                                                                                    Pro Forma
                                        WPLH             IES           IPC         Adjustments     Pro Forma
                                    (As Reported)    (As Reported)  (As Reported)  (See Note 1)     Combined

    Operating Revenues
       Electric utility                  $589,482       $574,273      $276,620       $       -    $1,440,375
       Gas utility                        165,627        273,979        49,464        (113,115)      375,955
       Other                              177,735        125,660             -         113,115       416,510
                                        ---------      ---------     ---------       ---------     ---------
         Total operating
          revenues                        932,844        973,912       326,084               -     2,232,840
    Operating Expenses
       Electric and steam
         production fuels                 114,470         84,579        57,560               -       256,609
       Purchased power                     81,108         88,350        61,556               -       231,014
       Cost of gas sold                   104,830        217,351        31,617        (113,474)      240,324
       Other operation                    317,608        212,501        51,707         113,474       695,290
       Maintenance                         46,492         49,001        16,164               -       111,657
       Depreciation and
         amortization                      90,683        107,393        31,087               -       229,163
       Taxes other than income
         taxes                             34,603         48,171        16,064               -        98,838
                                        ---------      ---------     ---------       ---------     ---------
            Total operating
              expenses                    789,794        807,346       265,755               -     1,862,895
                                        ---------      ---------     ---------       ---------     ---------
    Operating Income                      143,050        166,566        60,329               -       369,945
    Other Income (Expense)
       Allowance for funds used
         during construction                3,208          2,103           263               -         5,574
       Other income and
         deductions, net                   14,098         (4,591)        2,336               -        11,843
                                        ---------      ---------      --------        --------     ---------
           Total other income
            (expense)                      17,306         (2,488)        2,599               -        17,417
    Interest Charges                       42,027         54,822        16,472               -       113,321
                                        ---------      ---------      --------        --------     ---------
    Income from Continuing

       Operations before Income
       Taxes and Preferred
       Dividends                          118,329        109,256        46,456               -       274,041
    Income Taxes                           41,814         47,435        18,133               -       107,382
    Preferred Dividends of
       Subsidiaries (Note 2)                3,310            914         2,463               -         6,687
                                        ---------      ---------     ---------       ---------     ---------
    Income from Continuing
       Operations (Notes 3 and
       6)                                 $73,205        $60,907       $25,860        $      -      $159,972
                                        =========      =========     =========       =========     =========
    Average Common Shares
       Outstanding                         30,790         29,861         9,594           5,236        75,481

    Earnings per Share of Common
       Stock from Continuing
       Operations (Basic and
         diluted)                           $2.38          $2.04         $2.69             N/A         $2.12
                                            =====          =====         =====         =======         =====



    See accompanying Notes to Unaudited Pro Forma Combined Financial
    Statements.

                                           INTERSTATE ENERGY CORPORATION
                                 UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                                        FOR THE YEAR ENDED DECEMBER 31, 1995
                                      (In thousands, except per share amounts)
                                                                                    Pro Forma
                                         WPLH            IES            IPC        Adjustments      Pro Forma
                                    (As Reported)   (As Reported)  (As Reported)   (See Note 1)      Combined

    Operating Revenues
       Electric utility                  $546,324       $560,471       $274,873        $      -      $1,381,668
       Gas utility                        139,165        190,339         43,669         (53,047)        320,126
       Other                              121,766        100,200              -          53,047         275,013
                                        ---------      ---------      ---------        --------       ---------
         Total operating revenues         807,255        851,010        318,542               -       1,976,807
    Operating Expenses
       Electric and steam                 116,488         96,256         62,164               -         274,908
         production fuels
       Purchased power                     44,940         66,874         57,566               -         169,380
       Cost of gas sold                    84,002        141,716         25,888         (50,519)        201,087
       Other operation                    252,722        199,768         44,581          50,519         547,590
       Maintenance                         42,043         46,093         14,881               -         103,017
       Depreciation and                    86,319         97,958         29,560               -         213,837
         amortization
       Taxes other than income
         taxes                             34,188         49,011         15,990               -          99,189
                                        ---------      ---------      ---------        --------       ---------
          Total operating
            expenses                      660,702        697,676        250,630               -       1,609,008
                                        ---------      ---------      ---------        --------       ---------
    Operating Income                      146,553        153,334         67,912               -         367,799
    Other Income (Expense)
       Allowance for funds used
          during construction               2,088          3,424            341               -           5,853
       Other income and
         deductions, net                    5,954          1,548         (4,008)              -           3,494
                                        ---------       --------      ---------       ---------       ---------
          Total other income
            (expense)                       8,042          4,972         (3,667)              -           9,347
    Interest Charges                       43,559         50,727         17,136               -         111,422
                                        ---------      ---------      ---------       ---------       ---------
    Income from Continuing
       Operations before Income
       Taxes and Preferred
       Dividends                          111,036        107,579         47,109               -         265,724
    Income Taxes                           36,108         42,489         19,453               -          98,050
    Preferred Dividends of
       Subsidiaries (Note 2)                3,310            914          2,458               -           6,682
                                        ---------       --------      ---------       ---------       ---------
    Income from Continuing
       Operations (Note 6)                $71,618        $64,176        $25,198        $      -        $160,992
    Average Common Shares               =========      =========      =========       =========       =========
       Outstanding                         30,774         29,202          9,564           5,140          74,680

    Earnings per Share of Common
       Stock from Continuing
       Operations (Basic and
       diluted)                             $2.33          $2.20          $2.63             N/A           $2.16
                                            =====          =====          =====           =====           =====


    See accompanying Notes to Unaudited Pro Forma Combined Financial Statements

                          INTERSTATE ENERGY CORPORATION
                          NOTES TO UNAUDITED PRO FORMA
                          COMBINED FINANCIAL STATEMENTS

   1. Pro Forma Adjustments

   December 31, 1997
    BALANCE SHEET                                               Merged
                               Consolidation  Eliminations      Company          IPC            IES
                                    of             for       Common Stock      Unbilled       Pension          Total
                                IEA-HES LLC    IEA-HES LLC    Adjustment       Revenues      Liability       Pro Forma
   ASSETS                      (Note 1 (a))   (Note 1 (b))   (Note 1 (c))    (Note 1 (d))  (Note 1 (e))     Adjustments

   OTHER PROPERTY, PLANT AND
    EQUIP ---NET AND OTHER
    INVESTMENTS                    $3,458        ($3,583)      $     -         $     -      $     -            ($125)
   CURRENT ASSETS
     Cash and cash equivalents      3,308         (3,006)            -               -            -              302
     Accounts receivable ---net     8,932         (1,965)            -           5,522            -           12,489
     Prepayments and other              2             -              -          (3,280)           -           (3,278)
                                   ------        -------        ------         -------      --------         -------
       Total current assets        12,242        (4,971)             -           2,242            -            9,513
   DEFERRED CHARGES AND OTHER           -             -              -           2,456       (17,898)        (15,442)
                                   ------        -------        ------         -------      --------         -------
       TOTAL ASSETS               $15,700        ($8,554)      $     -          $4,698      ($17,898)        ($6,054)
                                   ======        =======        ======         =======      ========         =======

   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION
     Common Stock Equity:
       Common stock               $     -       $      -      ($33,706)        $     -       $     -        ($33,706)
       Other stockholders' equity   3,583         (3,583)       33,706           4,698             -          38,404
                                   ------        -------        ------         -------      --------         -------
           Total common stock
             equity                 3,583         (3,583)            -           4,698             -           4,698

   CURRENT LIABILITIES
      Accounts payable and
        accruals                   11,514         (1,965)            -               -             -           9,549
      Taxes accrued                    65              -             -               -             -              65
      Other accrued liabilities       538         (3,006)            -               -             -          (2,468)
                                   ------        -------        ------         -------      --------         -------
           Total current
             liabilities           12,117         (4,971)            -               -             -           7,146

   OTHER LIABILITIES
      Other liabilities and
        deferred credits                -              -            -               -        (17,898)        (17,898)
                                   ------        -------        ------         -------      --------         -------
           Total other liabilities      -              -             -               -       (17,898)        (17,898)
                                   ------        -------        ------         -------      --------         -------
       TOTAL CAPITALIZATION AND
         LIAB.                    $15,700        ($8,554)      $     -          $4,698      ($17,898)        ($6,054)
                                   ======        =======        ======         =======      ========         =======

                                                                Merged
   1997 INCOME STATEMENT       Consolidation  Eliminations      Company
                                    of             for       Common Stock       Total
                                IEA-HES LLC    IEA-HES LLC    Adjustment      Pro Forma
                               (Note 1 (a))   (Note 1 (b))   (Note 1 (c))    Adjustments

   OPERATING REVENUES:
      Gas utility                $      -      $       -    $        -       $       -
      Other                       118,826              -             -         118,826
        Total operating revenues  118,826              -             -         118,826
                                 --------       --------     ---------        --------
   OPERATING EXPENSES:
      Cost of gas sold                  -              -             -               -
      Other operation             119,306              -             -         119,306
      Maintenance                      96              -             -              96
      Depreciation and
        amortization                  245              -             -             245
                                 --------       --------      --------        --------
          Total operating
            expenses              119,647              -             -         119,647

   OPERATING INCOME                  (821)             -             -            (821)
   OTHER INCOME (EXPENSE)
      Other income and
       deductions, net                 61            795             -             856
                                 --------       --------      --------        --------
          Total other income
            (expense)                  61            795             -             856

   INTEREST CHARGES                    35              -             -              35
                                 --------       --------      --------        --------
   INCOME FROM CONTINUING
    OPER.                           ($795)          $795      $      -        $      -
                                 ========       ========      ========        ========
   AVERAGE COMMON SHARES                -              -         5,323           5,323


   1996 INCOME STATEMENT          Merged
                                 Company
                               Common Stock       IEA           Total
                                Adjustment    Gas Activity    Pro Forma
                               (Note 1 (c))   (Note 1 (f))    Adjustments

   OPERATING REVENUES:
      Gas utility                $      -      ($113,115)    ($113,115)
      Other                             -        113,115       113,115
                                  -------        -------       -------
        Total operating revenues        -              -             -

   OPERATING EXPENSES:
      Cost of gas sold                  -       (113,474)     (113,474)
      Other operation                   -        113,474       113,474
                                  -------        -------       -------
        Total operating expenses        -              -             -
                                  -------        -------       -------
   INCOME FROM CONTINUING
    OPERATIONS                   $      -       $      -      $      -
                                  =======        =======       =======
   AVERAGE COMMON SHARES            5,236              -         5,236


   1995 INCOME STATEMENT          Merged
                                 Company
                               Common Stock       IEA           Total
                                Adjustment    Gas Activity    Pro Forma
                               (Note 1 (c))   (Note 1 (f))    Adjustments

   OPERATING REVENUES:
      Gas utility                $      -       ($53,047)     ($53,047)
      Other                             -         53,047        53,047
                                  -------        -------       -------
        Total operating revenues        -              -             -

   OPERATING EXPENSES:
      Cost of gas sold                  -        (50,519)      (50,519)
      Other operation                   -         50,519        50,519
                                  -------        -------       -------
        Total operating expenses        -              -             -
                                  -------        -------       -------
   INCOME FROM CONTINUING
    OPERATIONS                  $       -       $      -      $      -
                                  =======        =======       =======
   AVERAGE COMMON SHARES            5,140              -         5,140


   (a)  Consolidation of IEA-HES L.L.C.
   In January 1997, IES and WPLH formed a gas marketing joint venture named IEA-HES L.L.C. Pursuant to the applicable accounting rules, IES and WPLH each accounted for this joint venture in 1997 under the equity method of accounting with their investment recorded on the balance sheet in "Other Property, Plant and Equipment -- Net and Other Investments" and their allocated portion of earnings on the income statement in "Other Income and Deductions, Net". This pro forma adjustment reflects the financial results of IEA-HES L.L.C. as a consolidated subsidiary.
   (b)  Eliminations for IEA-HES L.L.C.
   This pro forma adjustment reflects the elimination of intercompany balances of IEA-HES L.L.C. and also eliminates the equity investments of IES and WPLH and their allocated portion of revenues and expenses.
   (c)  Merged Company Common Stock Adjustment
   The pro forma combined financial statements reflect the conversion of each share of IES Common Stock (no par value) outstanding into 1.14 shares of Merged Company Common Stock ($.01 par value) and the conversion of each share of IPC Common Stock ($3.50 par value) into 1.11 shares of Merged Company Common Stock ($.01 par value), and the continuation of each share of WPLH Common Stock ($.01 par value) outstanding as one share of Merged Company Common Stock, as provided in the Merger Agreement. The pro forma adjustment to common stock equity restates the common stock account to equal par value for all shares to be issued ($.01 par value per share of Merged Company Common Stock) and reclassifies the excess to other stockholders' equity. The average number of shares of common stock used for calculating per share amounts is based on the exchange ratios shown below.

                  Exchange  As reported Pro forma As reported  Pro forma  As reported    Pro forma
                    Ratio    12/31/97   12/31/97    12/31/96    12/31/96    12/31/95     12/31/95


   WPLH              N/A      30,782     30,782      30,790      30,790      30,774        30,774
   IES              1.14      30,380     34,633      29,861      34,042      29,202        33,290
   IPC              1.11       9,725     10,795      9,594       10,649      9,564         10,616


   The number of shares of common stock at December 31, 1997 used for calculating the par value of common stock is based on the exchange ratios shown below.

                  Exchange  As reported Pro forma
                   Ratio     12/31/97   12/31/97

   WPLH              N/A      30,789     30,789
   IES              1.14      30,577     34,858
   IPC              1.11       9,761     10,835


   (d)  IPC Unbilled Revenues
   The financial results of IPC do not include accrued revenues for services rendered but unbilled at month-end. The pro forma adjustment reflects the impact of adopting unbilled revenues, including the tax impact of the adoption. The change is being implemented to conform to the method currently utilized by WPLH and IES.
   (e)  IES Pension Liability
   The accrued pension liability (and offsetting regulatory asset), included in the financial results of IES, was calculated using a five-year smoothed method of recognizing deferred asset gains. The pro forma adjustment reflects a change to the straight market value method which recognizes deferred asset gains sooner. The change is being implemented to conform to the method currently utilized by WPLH and IPC.
   (f)  IEA Gas Activity
   The gas revenues and cost of gas sold of Industrial Energy Applications, Inc. (IEA), a subsidiary of IES, for 1996 and 1995 have been reclassed into "Other" operating revenues and "Other operation" expenses, respectively, consistent with the 1997 presentation.

   2.  Preferred Stock Dividends of IPC
   The Preferred Stock Dividends of IPC have been reclassified in the unaudited pro forma combined statements as "Preferred Dividends of Subsidiaries" and deducted in the determination of income from continuing operations which reflects the holding company structure of the Merged Company.

   3. Nonrecurring Material Items Included in Historical Financial Results IES's income from continuing operations for the year ended December 31, 1996 included costs incurred relating to its successful defense of a hostile takeover attempt mounted by MidAmerican Energy Company. The after-tax impact on income from continuing operations was a decrease of $4.6 million.

   Nonrecurring items affecting WPLH's performance for the year ended December 31, 1996 included the impact of the sale of a combustion turbine and the sale of WPLH's assisted-living real estate investments. The after-tax impact of these items on continuing operations was an increase of $5.9 million.

   4.  Estimated Costs and Cost Savings of Proposed Merger
   The allocation between WPLH, IES and IPC and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the merger, net of the costs incurred to achieve such savings, will be subject to regulatory review and approval. Costs arising from the Merger are currently estimated to be approximately $78 million. Approximately $22 million of these costs had been incurred through December 31, 1997 and are reflected in results of operations. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatment, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the estimated cost savings will actually be realized. None of the estimated cost savings, or costs to be incurred subsequent to December 31, 1997 to achieve such savings, have been reflected in the unaudited pro forma combined financial statements.

   5.  Intercompany Transactions
   Intercompany transactions (including purchased and exchange power transactions) between WPLH, IES and IPC during the periods presented were included in the determination of regulated rates and/or were not material. Accordingly, no pro forma adjustments were made to eliminate such transactions.

   6.  Discontinued Operations
   The financial statements of WPLH reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. The discontinuance of this business resulted in a pre-tax loss in the fourth quarter of 1995 of $7.7 million. The after-tax loss on disposition was $11.0 million reflecting the associated tax expense on disposition due to the non-deductibility of the carrying value of goodwill at sale. During 1996, WPLH recognized an additional loss of $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business. Operating revenues, operating expenses, other income and expense and income taxes for the discontinued operations for the time periods presented have been excluded from income from continuing operations. Interest expense has been adjusted for the amounts associated with direct obligations of the discontinued operations.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 1998.

                                     WPL HOLDINGS, INC.

                                     By: /s/ Erroll B. Davis, Jr.
                                         Erroll B. Davis, Jr.
                                         President and Chief Executive
                                         Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April 1998.


   /s/ Erroll B. Davis, Jr.    President, Chief Executive Officer and
   Erroll B. Davis, Jr.        Director (Principal Executive Officer)



   /s/ Edward M. Gleason       Vice President, Treasurer and Corporate
   Edward M. Gleason           Secretary (Principal Financial and Accounting
                               Officer)



                           Director /s/ Milton E. Neshek          Director
   L. David Carley                  Milton E. Neshek



   /s/ Rockne G. Flowers   Director                               Director
   Rockne G. Flowers                Henry C. Prange



                           Director /s/ Judith D. Pyle            Director
   Donald R. Haldeman               Judith D. Pyle



   /s/ Katharine C. Lyall  Director _____________________         Director
   Katharine C. Lyall               Carol T. Toussaint



   /s/ Arnold M. Nemirow      Director
   Arnold M. Nemirow

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


   To the Shareowners of WPL Holdings, Inc.:


   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements in the 1997 Form 10-K of WPL Holdings, Inc. and have issued our report thereon dated January 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules I and II are the responsibility of management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   January 30, 1998

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

         Supplemental Notes to Parent Company Only Financial Statements

   The following are supplemental notes to the WPL Holdings, Inc. (the Company) Parent Company Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in WPL Holdings, Inc. 1997 Annual Report, which are hereby incorporated by reference.

   Note A. The parent company files a consolidated federal income tax return with its subsidiaries.

   Note B. Net amounts due to (due from) affiliates result from intercompany transactions including loans and an administrative allowance.

   Note C.  Information regarding short term debt is as follows:

                                          1997           1996
                                             (in thousands)
   As of end of year:
     Notes payable                        $42,000        $28,500
     Interest rates on notes payable    5.00-5.90%     5.28-6.31%
   For the year ended:
     Maximum month-end amount of
      short-term debt                     $63,000        $34,000
     Average amount of short-term
      debt                                $45,266        $26,899
     Average interest rate on
      short-term debt                        5.66%          5.55%

   Note D. During 1997, 1996 and 1995, Wisconsin Power and Light Company allocated and billed certain administrative and general expenses to the Company using an allocation method approved by the Public Service Commission of Wisconsin. These expenses totaled $1,830,549; $1,516,585 and $2,005,000 during 1997, 1996 and 1995, respectively.

   Note E. Certain reclassifications have been made to prior years financial statements to conform with the current year presentation.

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS


                                      For the years ended December 31,
                                         1997      1996      1995
                                               (in thousands)
   Income:
     Equity in earnings of subsidiaries
       after dividends                   $2,982    $4,952     $994
     Cash dividends from subsidiaries    62,164    69,155   59,701
     Investment income and other            149     1,081      250
                                         ------    ------   ------
                                         65,295    75,188   60,945
                                         ------    ------   ------
   Expenses:
     Operating (Note D)                   5,568     2,136    2,443
     Interest and other                     595     1,437    1,248
                                         ------    ------   ------
                                          6,163     3,573    3,691
                                         ------    ------   ------
   Income before income tax benefit      59,132    71,615   57,254
   Income tax benefit (expense):
     Current                              2,135       627    1,178
     Deferred                               (13)     (334)      -
                                         ------    ------   ------
                                          2,122       293    1,178
                                         ------    ------   ------
   Net income                            61,254    71,908   58,432
                                         ------    ------   ------
   Reinvested earnings, beginning
    of year                             303,191   291,939  293,048
     Cash dividends                     (61,562)  (60,656) (59,701)
     Other                                   -         -       160
                                        -------   -------  -------
   Reinvested earnings,
    end of year                        $302,883  $303,191 $291,939
                                        =======   =======  =======

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                                 BALANCE SHEETS


                                             December 31,
                                            1997      1996
   ASSETS:
                                            (in thousands)
     Current Assets
       Cash and equivalents                $6,632     $3,817
       Notes receivable -
         affiliates (Note B)               30,471     47,308
                                           ------     ------
                                           37,103     51,125
                                           ------     ------
     Accounts receivable from WPL
      Holdings DRIP                           150        150
                                           ------     ------
     Tax benefit receivable                   644        507
                                           ------     ------
     Property and equipment, net              999        999
                                           ------     ------
     Investments and other                    558      1,948
                                           ------     ------
     Investments in subsidiaries,
      at equity:
        Wisconsin Power and Light
         Company                          585,739    576,158
        Heartland Development
         Corporation                       53,903     41,115
                                          -------    -------
                                          639,642    617,273
                                          -------    -------
     Deferred income taxes                     39         52
                                          -------    -------
        Total assets                     $679,135   $672,054
                                          =======    =======

   LIABILITIES AND CAPITALIZATION:

     Current Liabilities:
       Short term debt (Note C)           $42,000    $28,500
       Current maturities of
         long-term debt                        -      10,000
       Accounts payable - affiliates
         (Note B)                           4,752      1,723
       Accrued interest and other             264        107
       Dividends payable                      252        308
                                          -------    -------
                                           47,268     40,638
       Long-term debt                      24,000     24,000
       Deferred credit and other              284         61
                                          -------    -------
                                           71,552     64,699
                                          -------    -------
     Capitalization:
       Common stock, $.01 par value,
        authorized 100,000,000 shares;
        issued and outstanding-
        30,788,593 and 30,773,735
        shares, respectively                  308        308
       Additional paid-in capital         304,392    303,856
       Reinvested earnings                302,883    303,191
                                          -------    -------
                                          607,583    607,355
                                          -------    -------
       Total Liabilities and
         Capitalization                  $679,135   $672,054
                                          =======    =======

                             SCHEDULE I - CONDENSED

                       PARENT COMPANY FINANCIAL STATEMENTS

                               WPL HOLDINGS, INC.
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS

                                      For the years ended December 31,
                                         1997      1996        1995
                                              (in thousands)

   Cash flows generated from (used
    for) operating activities:
     Net income                      $61,254   $71,908     $58,432
     Equity in earnings of
      subsidiaries after
      dividends                       (2,982)   (4,952)       (994)
     Equity investments in
      subsidiaries                   (19,387)     (106)        119
     Depreciation                          -         -          10
     Deferred income taxes                13       335        (288)
     Changes in assets and
      liabilities:
      Receivables                     16,837     6,190     (24,028)
      Investments                      1,390    (1,748)         67
      Accounts payable                 3,029     1,740         129
      Accrued taxes                       -      1,170        (258)
      Accrued interest and other         157      (141)         28
      Dividends payable                  (56)       54          26
      Other                               86      (376)       (778)
                                     -------   -------     -------
         Net cash from (used for)
           operating activities       60,341    74,074      32,465

   Cash flows generated from (used
    for) financing activities:
     Long-term debt maturities       (10,000)       -           -
     Net change in short term debt    13,500    (8,500)     25,500
     Common stock cash dividends     (61,562)  (60,656)    (59,701)
     Other                               536    (1,367)        941
                                     -------   -------     -------
         Net cash from (used for)
           investing activities      (57,526)  (70,523)    (33,260)

   Net increase (decrease) in cash
    and equivalents                    2,815     3,551        (795)
   Cash and equivalents at beginning
    of year                            3,817       266       1,061
                                     -------   -------     -------
   Cash and equivalents at end
    of year                           $6,632    $3,817        $266
                                     =======   =======     =======

                                                             SCHEDULE II

                                                 WPL HOLDINGS, INC. AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           (in thousands)

                                                         Additions
                                        Balance at      charged to                  Balance at
                                        beginning        costs and                    end of
   Description                          of period        expenses      Deductions     period

   Year ended December 31, 1997
     Allowance for doubtful accounts     $1,524          $649         $1,069 [1]    $1,104
                                         ======          ====         ======        ======
   Year ended December 31, 1996
     Allowance for doubtful accounts     $1,735          $928         $1,139 [1]    $1,524
                                         ======          ====         ======        ======
   Year ended December 31, 1995
     Allowance for doubtful accounts     $1,964          $966         $1,195 [1]    $1,735
                                         ======          ====         ======        ======

   [1]  Uncollectible accounts written off, net of recoveries
