Form 10-K405/A
period 1997-12-31
INTERSTATE ENERGY CORP
filed 1998-04-30
CIK 352541

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
        For the transition period from ______ to _______

    Commission Name of Registrant, State of Incorporation, IRS Employer File Number Address of Principal Executive Offices and Identification
                 Telephone Number                                     Number
    1-9894       INTERSTATE ENERGY CORPORATION (formerly WPL      39-1380265
                 Holdings, Inc.)
                 (a Wisconsin corporation)
                 222 West Washington Avenue
                 Madison, Wisconsin 53703
                 Telephone (608)252-3311

   Securities registered pursuant to Section 12 (b) of the Act:

                                   Name of Each
    Title of Class                 Exchange on Which Registered

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

   DOCUMENTS INCORPORATED BY REFERENCE:

   None

   On April 21, 1998, the merger involving IES Industries Inc., Interstate Power Company and WPL Holdings, Inc. was completed (the Merger), after which WPL Holdings, Inc.'s name was changed to Interstate Energy Corporation (the Company). Following the Merger, Heartland Development Corporation, the holding company for non-regulated operations of the Company, changed its name to Alliant Industries Inc. (Alliant Industries). The Company is now the parent holding company of Wisconsin Power and Light Company (WP&L), IES Utilities Inc. (IES), Interstate Power Company (IPC) and Alliant Industries.

   The undersigned Registrant hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to provide in their entirety as follows:

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of the Company as of the date of this filing is set forth below.

   Election of Directors of Interstate Energy Corporation

   Eleven directors are to be elected at the Company's 1998 Annual Meeting of Shareowners scheduled to be held on June 24, 1998. Joyce L. Hanes, Arnold
   M. Nemirow, Jack R. Newman, Judith D. Pyle, and David Q. Reed are nominees to hold office for a term expiring in 2001; Lee Liu, Robert W. Schlutz and Wayne H. Stoppelmoor are nominees to hold office for a term expiring in 2000; and Alan B. Arends, Robert D. Ray and Anthony R. Weiler are nominees to hold office for a term expiring in 1999. All nominees are currently directors of the Company, WP&L, IES and IPC. All persons elected as directors will serve until the Annual Meeting of Shareowners of the Company in the year their respective term expires, or until their successors have been duly elected and qualified. A proxy statement for the 1998 Annual Meeting will be mailed to shareowners in advance of such meeting.

   Brief biographies of the director nominees and continuing directors follow. These biographies include their age (as of December 31, 1997), an account of their business experience, and the names of publicly-held and certain other corporations of which they are also directors. Except as otherwise indicated, each nominee and continuing director has been engaged in his or her present occupation for at least the past five years.

   Nominees

   For Terms Expiring in 2001

   Joyce L. Hanes        Principal Occupation:  Director and Chair of Midwest
                         Wholesale Inc.
                         Age:  65
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual meeting at which nominated term of office
                         will expire:  2001

   Other Information: Ms. Hanes has been a director of Midwest Wholesale Inc., Mason City, Iowa since 1970. She was re-elected Chair of the Board of that company in December, 1997, having previously served as Chair from 1986 to 1988. Ms. Hanes has served as a director of IPC since 1982, and of WP&L and IES since the consummation of the Merger.

   Arnold M. Nemirow     Principal Occupation:  Chairman, President and
                         Chief Executive Officer, Bowater, Inc. (a pulp and
                         paper manufacturer), Greenville, South Carolina.
                         Age:  54
                         Served as a director of the Company since 1991.
                         Annual Meeting at which nominated term of office
                         will expire:  2001

   Other Information: Mr. Nemirow served as President, Chief Executive Officer and Director of Wausau Paper Mills Company, a pulp and paper manufacturer, from 1990 until joining Bowater, Inc., in September 1994. Mr. Nemirow has served as a director of WP&L since 1994, and of IES and IPC since the consummation of the Merger. He is a member of the New York Bar.

   Jack R. Newman        Principal Occupation:  Partner of Morgan, Lewis &
                         Bockius, an international law firm based in
                         Washington, D.C.
                         Age:  64
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which nominated term of office
                         will expire:  2001

   Other Information: Mr. Newman has been engaged in private practice since 1967 and has been a partner of Morgan, Lewis & Bockius since December 1, 1994. Prior to joining Morgan, Lewis & Bockius, he was a partner in the law firms Newman & Holtzinger and Newman, Bouknight & Edgar. He has served as nuclear legal counsel to IES since 1968. He advises a number of utility companies on nuclear power matters, including many European and Asian companies. Mr. Newman is a member of the Bar of the State of New York, the Bar Association of the District of Columbia, the Association of the Bar of the City of New York, the Federal Bar Association and the Lawyers Committee of the Edison Electric Institute. Mr. Newman has served as a director of IES since 1994, and of WP&L and IPC since the consummation of the Merger.

   Judith D. Pyle        Principal Occupation:  Vice Chair of The Pyle
                         Group, a financial services company, Madison,
                         Wisconsin.
                         Age:  54
                         Served as a director of the Company since 1992.
                         Annual Meeting at which nominated term of office
                         will expire:  2001

   Other Information: Prior to assuming her current position, Ms. Pyle served as Vice Chair and Senior Vice President of Corporate Marketing of Rayovac Corporation (a battery and lighting products manufacturer), Madison, Wisconsin. Ms. Pyle is a director of Firstar Corporation. She is also a member of the Board of Visitors at the University of Wisconsin School of Human Ecology. Further, Ms. Pyle is a member of Boards of Directors of the United Way Foundation, Greater Madison Chamber of Commerce, Madison Art Center, Wisconsin Taxpayers Alliance, Children's Theatre of Madison, and is a trustee of the White House Endowment Fund. Ms. Pyle has served as a director of WP&L since 1994, and of IES and IPC since the consummation of the Merger.

   David Q. Reed         Principal Occupation:  Independent practitioner of
                         law in Kansas City, Missouri.
                         Age:  66
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which nominated term of office
                         will expire:  2001

   Other Information: Mr. Reed has been engaged in the private practice of law since 1960. He is a member of the American Bar Association, the Association of Trial Lawyers of America, the Missouri Association of Trial Lawyers, the Missouri Bar and the Kansas City Metropolitan Bar Association. Mr. Reed has served as a director of IES (or predecessor companies) since 1967, and of WP&L and IPC since the consummation of the Merger.

   For Terms Expiring in 2000

   Lee Liu               Principal Occupation:  Chairman of the Board of the
                         Company.
                         Age:  64
                         Served as a director of the Company since the consummation of the Merger.
                         Annual Meeting at which current term of office will expire: 2000

   Other Information: Mr. Liu has served as Chairman of the Board of the Company since the consummation of the Merger. Mr. Liu was Chairman of the Board and Chief Executive Officer of IES Industries Inc. and Chairman of the Board and Chief Executive Officer of IES prior to the Merger. Mr. Liu has held a number of professional, management and executive positions after joining Iowa Electric Light and Power Company (later known as IES Utilities Inc.) in 1957. He is a director of HON Industries Inc., an office equipment manufacturer in Muscatine, Iowa; McLeodUSA Inc., a telecommunica-tions company in Cedar Rapids, Iowa; Principal Financial Group, an insurance company in Des Moines, Iowa; and Eastman Chemical Company, a diversified chemical company in Kingsport, Tennessee. He also serves as a trustee for Mercy Medical Center, a hospital in Cedar Rapids, Iowa and is a member of the University of Iowa College of Business Board of Visitors. Mr. Liu has served as a director of IES (or predecessor companies) since 1981, and of WP&L and IPC since the consummation of the Merger.

   Robert W. Schlutz     Principal Occupation:  President of Schlutz
                         Enterprises, a diversified farming and retailing
                         business in Columbus Junction, Iowa.
                         Age:  62
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which current term of office will
                         expire:  2000

   Other Information: Mr. Schlutz is a director of PM Agri-Nutritional Group Inc., an animal health business in St. Louis, Missouri, and the Iowa Foundation for Agricultural Advancement. Mr. Schlutz is President of the Iowa State Fair Board and a member of various community organizations. He also served on the National Advisory Council for the Kentucky Fried Chicken Corporation. He is a past Chairman of the Environmental Protection Commission for the State of Iowa. Mr. Schlutz has served as a director of IES (or predecessor companies) since 1989, and of WP&L and IPC since the consummation of the Merger.

   Wayne H. Stoppelmoor  Principal Occupation:  Vice Chairman of the Board
                         of the Company.
                         Age:  63
                         Served as a director of the Company since the consummation of the Merger.
                         Annual Meeting at which current term of office will expire: 2000

   Other Information: Mr. Stoppelmoor has served as Vice Chairman of the Board of Directors of the Company since the consummation of the Merger. Prior thereto, Mr. Stoppelmoor had served as Chairman, President and Chief Executive Officer of IPC. He retired as President of IPC on October 1, 1996 and as Chief Executive Officer on January 1, 1997. Mr. Stoppelmoor has served as a director of IPC since 1986, and of WP&L and IES since the consummation of the Merger.

   For Terms Expiring in 1999

   Alan B. Arends        Principal Occupation:  Chairman of the Board of
                         Directors of Alliance Benefit Group Financial
                         Services Corp. (formerly Arends Associates, Inc.,)
                         of Albert Lea, Minnesota, an employee benefits
                         company.
                         Age:  64
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which current term of office will
                         expire:  1999

   Other Information: Mr. Arends founded Alliance Benefit Group Financial Services Corp. in 1983. Mr. Arends has served as a director of IPC since 1993, and of WP&L and IES since the consummation of the Merger.

   Robert D. Ray         Principal Occupation:  Retired President and Chief
                         Executive Officer of IASD Health Services Inc.
                         (formerly Blue Cross and Blue Shield of Iowa,
                         Western Iowa and South Dakota), an insurance firm
                         in Des Moines, Iowa.
                         Age:  69
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which current term of office will
                         expire:  1999

   Other Information: Mr. Ray served as Governor of the State of Iowa for fourteen years, and was the United States Delegate to the United Nations in 1984. He is a director of the Maytag Company, an appliance manufacturer in Newton, Iowa. He also serves as Chairman of the National Leadership Commission on Health Care Reform and the National Advisory Committee on Rural Health Care. Mr. Ray is Chairman of the Board of Governors, Drake University, Des Moines, Iowa, and a member of the Iowa Business Council. Mr. Ray has served as a director of IES (or predecessor companies) since 1987, and of WP&L and IPC since the consummation of the Merger.

   Anthony R. Weiler     Principal Occupation:  Senior Vice President,
                         Merchandising, for Heilig-Meyers Company, a
                         national furniture retailer in Richmond, Virginia.
                         Age:  61
                         Served as a director of the Company since the
                         consummation of the Merger.
                         Annual Meeting at which current term of office will
                         expire:  1999

   Other Information: Mr. Weiler was previously Chairman and Chief Executive Officer of Chittenden & Eastman Company, a national manufacturer of mattresses in Burlington, Iowa. He was employed by Chittenden & Eastman in various management positions from 1960 to 1995. Mr. Weiler joined Heilig-Meyers Company as Senior Vice President of Merchandising in 1995. Mr. Weiler is Chairman of the National Home Furnishings Association and a director of the Retail Home Furnishings Foundation. He is a trustee of NHFA Insurance and a past director of the Burlington Area Development Corporation, the Burlington Area Chamber of Commerce and various community organizations. Mr. Weiler has served as a director of IES (or predecessor companies) since 1991, and of WP&L and IPC since the consummation of the Merger.

   Continuing Directors

   Erroll B. Davis, Jr.  Principal Occupation:  President and Chief
                         Executive Officer of the Company.
                         Age:  53
                         Served as a director of the Company since 1982. Annual Meeting at which current term of office will expire: 2000

   Other Information: Mr. Davis was elected President of the Company in January, 1990, and was elected President and Chief Executive Officer of the Company effective July 1, 1990. Mr. Davis joined WP&L in August, 1978 and was elected President in July, 1987. He was elected President and Chief Executive Officer of WP&L in August, 1988. Mr. Davis has also served as Chief Executive Officer of IES and IPC since the consummation of the Merger. He is a director of the Edison Electric Institute, Amoco Oil Company, Competitive Wisconsin, Inc., PPG Industries, Inc., and the Wisconsin Utilities Association. Mr. Davis is also a director and past chair of the Wisconsin Association of Manufacturers and Commerce, former director and vice chair of Forward Wisconsin, and director and acting chair of the Electric Power Research Institute, past director of the Association of Edison Illuminating Companies, and the American Gas Association. Mr. Davis is also a member of the Iowa Business Council. Mr. Davis has served as a director of WP&L since 1984, and of IES and IPC since the consummation of the Merger.

   Rockne G. Flowers     Principal Occupation:  Chief Executive Officer of
                         Nelson Industries, Inc. (a muffler, filter,
                         industrial silencer, and active sound and vibration
                         control technology and manufacturing firm),
                         Stoughton, Wisconsin (a subsidiary of Cummins
                         Engine Company).
                         Age:  66
                         Served as a director of the Company since 1981.
                         Annual Meeting at which current term of office will
                         expire:  1999

   Other Information: Mr. Flowers is a director of Digisonix, Inc.; American Family Mutual Insurance Company; Janesville Sand and Gravel Company; M&I Bank of Southern Wisconsin; Meriter Health Services, Inc.; Meriter Hospital; the Wisconsin History Foundation, and University Research Park. Mr. Flowers has served as a director of WP&L from 1979 to 1990 and since 1994, and of IES and IPC since the consummation of the Merger.

   Katharine C. Lyall    Principal Occupation:  President, University of
                         Wisconsin System, Madison, Wisconsin.
                         Age:  56
                         Served as a director of the Company since 1994.
                         Annual Meeting at which current term of office will
                         expire:  1999

   Other Information: Ms. Lyall has served as President of the University of Wisconsin System since April 1992. Prior thereto, she served as Executive Vice President of the University of Wisconsin System. She also serves on the Board of Directors of the Kemper National Insurance Companies and the Carnegie Foundation for the Advancement of Teaching. She is a member of a variety of professional and community organizations, including the American Economic Association; Carnegie Foundation for Advancement of Teaching (President, Board of Trustees); the Wisconsin Academy of Sciences, Arts and Letters; the American Red Cross (Dane County); Competitive Wisconsin, Inc.; and Forward Wisconsin. In addition to her administrative position, she is a professor of economics at the University of Wisconsin-Madison. Ms. Lyall has served as a director of WP&L since 1986, and of IES and IPC since the consummation of the Merger.

   Milton E. Neshek      Principal Occupation:  Special Consultant to the
                         Kikkoman Corporation, Tokyo, Japan, and General
                         Counsel and Secretary of Kikkoman Foods, Inc. and
                         Manager, New Market Development, Kikkoman Foods,
                         Inc. (a food products manufacturer), Walworth,
                         Wisconsin.
                         Age:  67
                         Served as a director of the Company since 1986.
                         Annual Meeting at which current term of office will
                         expire:  2000

   Other Information: Mr. Neshek is a director of Kikkoman Foods, Inc.; Midwest U.S.-Japan Association; Regional Transportation Authority (for southeast Wisconsin); and Wisconsin-Chiba, Inc. He is a fellow in the American College of Probate Counsel. Mr. Neshek is a member of the Walworth County Bar Association, the State Bar of Wisconsin, and the American Judicature Society. Mr. Neshek is also a member of the Wisconsin Sesquicentennial Commission and a member of its Executive and Finance Committee. Mr. Neshek is a member of the Wisconsin International Trade Council (WITCO) and is Chairman of the WITCO International Education Task Force. Mr. Neshek has served as a director of WP&L since 1984, and of IES and IPC since the consummation of the Merger.

   Section 16(a) Beneficial Ownership Reporting Compliance

   The Company's directors, its executive officers, and certain other officers are required to report their ownership of the Company's common stock and subsidiary preferred stock and any changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange.
   To the best of the Company's knowledge, all required filings in 1997 were properly made in a timely fashion. In making the above statements, the Company has relied on the representations of the persons involved and on copies of their reports filed with the Securities and Exchange Commission.

   Executive Officers of Interstate Energy Corporation

   Figures following the names represent the officer's age as of December 31, 1997:

   Erroll B. Davis, Jr., 53, has served as President and Chief Executive Officer of the Company since 1990 and has been a board member since 1988.

   Michael R. Chase, 59, was elected Executive Vice President-Corporate Services effective April 1998. He previously served as President and Chief Executive Officer since 1997, President and Chief Operating Officer from 1996 to 1997, Executive Vice President from 1995 to 1996 and Vice President-Power Production from 1991 to 1995 at IPC.

   William D. Harvey, 48, was elected Executive Vice President-Generation effective April 1998. He previously served as Senior Vice President since 1993 and Vice President-Natural Gas and General Counsel from 1992 to 1993 at WP&L.

   James E. Hoffman, 44, was elected Executive Vice President-Business Development effective April 1998. He previously served as Executive Vice President since 1996 at IES Industries Inc. and Executive Vice President-Customer Service & Energy Delivery from 1995 to 1997 at IES Utilities Inc. Prior to joining the company, he was Chief Information Officer from 1990 to 1995 at MCI Communications.

   Eliot G. Protsch, 44, was elected Executive Vice President-Energy Delivery effective April 1998. He previously served as Senior Vice President since 1993 and Vice President-Customer Services and Sales from 1992 to 1993 at WP&L.

   Thomas M. Walker, 50, was elected Executive Vice President and Chief Financial Officer effective April 1998. He previously served as Executive Vice President and Chief Financial Officer since 1996 at IES Industries Inc. and IES Utilities Inc. Prior to joining the company, he was Executive Vice President-Chief Financial and Administrative Officer and Member of the Board of Directors from 1990 to 1995 at Information Resources, Inc.

   John E. Ebright, 54, was elected Vice President-Controller effective April 1998. He previously served as Controller and Chief Accounting Officer since 1996 at IES Industries Inc. and IES Utilities Inc. Prior to joining the company he was Vice President and Controller from 1987 to 1996 at MidCon Corp., a subsidiary of Occidental Petroleum Corporation.

   Edward M. Gleason, 57, was elected Vice President-Treasurer and Corporate Secretary effective April 1998. He previously served as Vice President-Treasurer and Corporate Secretary of WPL Holdings, Inc. since 1993. He has also served as Controller, Treasurer and Corporate Secretary of WP&L since 1996, Corporate Secretary of WP&L from 1993 to 1996 and Vice President-Finance and Treasurer of WP&L from 1986 to 1993.

   Donald D. Jannette, 55, was elected Assistant Corporate Secretary effective April 1998. He previously served as Assistant Secretary and Assistant Treasurer since 1989 at IPC.

   Susan J. Kosmo, 51, was elected Assistant Controller effective April 1998. She previously served as Assistant Controller since 1995 and Trust Investments and Investor Relations Supervisor from 1992 to 1995 at WP&L.

   John E. Kratchmer, 35, was elected Assistant Controller effective April 1998. He previously served as Manager of Financial Reporting and Property since 1996, Manager of Financial Reporting from 1994 to 1996 and Financial Reporting Specialist from 1993 to 1994 at IES Industries Inc.

   NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director.

   Executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.


   ITEM 11.  EXECUTIVE COMPENSATION

   Compensation of Directors

   No fees are paid to directors who are officers of the Company and/or any of its subsidiaries (presently Mr. Davis, Mr. Liu and Mr. Stoppelmoor). Non-management directors, each of whom serve on the Boards of the Company, WP&L, IES, IPC and Alliant Industries Inc. (the holding company for IEC's nonregulated businesses), receive an annual retainer of $32,800 for service on all five boards. Travel expenses are paid for each meeting-day attended. All non-management directors also receive a 25% Company matching contribution in common stock for limited optional cash purchases, up to $10,000, of the Company's common stock through the Company's Shareowner Direct Plan. Matching contributions of $2,500 each for calendar year 1997 were made for the following directors: L. D. Carley, R.
   G. Flowers, D. R. Haldeman, K. C. Lyall, A. M. Nemirow, M. E. Neshek, H.
   C. Prange, J. D. Pyle, and C. T. Toussaint. Messrs. Carley, Haldeman and Prange and Ms. Toussaint retired as directors at the effective time of the Merger.

   Director's Charitable Award Program - The Company maintains a Director's Charitable Award Program for the members of its Board of Directors beginning after three years of service. The purpose of the Program is to recognize the interest of the Company and its directors in supporting worthy institutions, and to enhance the Company's director benefit program so that the Company is able to continue to attract and retain directors of the highest caliber. Under the Program, when a director dies, the Company will donate a total of $500,000 to one qualified charitable organization, or divide that amount among a maximum of four qualified charitable organizations, selected by the individual director. The individual director derives no financial benefit from the Program. All deductions for charitable contributions are taken by the Company, and the donations are funded by the Company through life insurance policies on the directors. Over the life of the Program, all costs of donations and premiums on the life insurance policies, including a return of the Company's cost of funds, will be recovered through life insurance proceeds on the directors. The Program, over its life, will not result in any material cost to the Company.

   Director's Life Insurance Program - The Company maintains a split-dollar Director's Life Insurance Program for non-employee directors, beginning after three years of service, which provides a maximum death benefit of $500,000 to each eligible director. Under the split-dollar arrangement, directors are provided a death benefit only and do not have any interest in the cash value of the policies. The Life Insurance Program is structured to pay a portion of the total death benefit to the Company to reimburse the Company for all costs of the program, including a return on its funds. The Life Insurance Program, over its life, will not result in any material cost to the Company.

   Director Emeritus Program - In connection with the Merger, the Company put in place a Director Emeritus Program under which directors that retired from the Board as a result of the Merger are paid the same annual retainer fee as continuing directors for up to two years after they retire or until they reach age 71, whichever occurs first. This program is intended to apply only to directors who retired in connection with the Merger.

   Compensation of Executive Officers

   The following Summary Compensation Table sets forth the total compensation paid by the Company and its subsidiaries for all services rendered during 1997, 1996, and 1995 to the Chief Executive Officer and the five other most highly compensated executive officers of the Company or its subsidiaries who performed policy making functions for the Company.

                           SUMMARY COMPENSATION TABLE
                                    (Dollars)
                                                                                      Long-Term
                                              Annual Compensation                Compensation Awards

                                                                   Other          Options/      Restricted
      Name and Principal                                          Annual           SARs 4         Stock        All Other
           Position           Year     Salary 1    Bonus 2     Compensation 3     (Shares)        Awards       Compensation 5

    Erroll B. Davis, Jr.      1997      450,000    200,800          19,982         13,800             -          60,261
    President and CEO         1996      450,000    297,862          23,438         12,600             -          66,711
                              1995      426,038    125,496          18,963         13,100             -          61,513

    William D. Harvey         1997      220,000     43,986          14,944          5,100             -          33,043
    Senior Vice President -   1996      220,000     92,104          10,765          4,650             -          29,343
    WP&L                      1995      203,846     47,340           5,746          4,700             -          23,534

    Eliot G. Protsch          1997      220,000     51,400          11,444          5,100             -          30,057
    Senior Vice President -   1996      220,000    101,224           7,657          4,650             -          25,890
    WP&L                      1995      200,000     47,520           4,169          4,700             -          20,178

    A.J. (Nino) Amato 6       1997      168,846     25,262          13,775          3,900             -          27,809
    Senior Vice President -   1996      168,846     65,920           9,346          3,550             -          22,723
    WP&L                      1995      156,804     40,046           5,144          3,650             -          18,059

    Daniel A. Doyle           1997      165,400     20,139           7,087          3,250             -          17,811
    Vice President - Power    1996      149,150     46,865           3,053          2,800             -          12,180
      Production - WP&L       1995      140,399     32,465           3,090          2,900             -          11,155

    Lance W. Ahearn 7         1997      186,011     70,458         106,340              -             -         791,727
                              1996      205,000     59,860           6,180              -             -          35,147
                              1995      195,000     34,125           3,814              -             -          29,663
   ___________________

   1    Includes vacation days sold back to the Company, if any.
   2    Bonuses include special bonuses for merger related work of:  Mr.
        Davis - $100,000, Mr. Harvey - $25,000, Mr. Protsch - $25,000, Mr.
        Amato - $5,000 and Mr. Doyle - $10,000.  The bonus for Mr. Ahearn for
        1997 includes a tax reimbursement bonus related to tax on proceeds from Alliant Industries restricted stock redeemed during 1997.
   3    Other Annual Compensation for 1997 consists of:  Income tax gross-ups for reverse split-dollar life insurance:  Mr. Davis - $13,526, Mr.
        Harvey - $5,567, Mr. Protsch - $2,866, Mr. Ahearn - $3,476, Mr. Amato
        - $4,732 and Mr. Doyle - $3,164; Income tax gross-ups on financial counseling benefit:  Mr. Davis - $6,456, Mr. Harvey - $9,377, Mr.
        Protsch - $8,578, Mr. Ahearn - $4,096, Mr. Amato - $9,043 and Mr.
        Doyle - $3,923; and Income tax gross-ups for redemption of Alliant
        Industries stock: Mr. Ahearn - $98,768.
   4    Awards made in 1997 were in combination with contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1997".
   5    All Other Compensation for 1997 consists of:  matching contributions to 401(k) plan:  Mr. Davis - $13,500, Mr. Harvey - $6,600, Mr.
        Protsch - $6,600, Mr. Ahearn - $4,750, Mr. Amato -$4,100 and Mr.
        Doyle - $4,962; Financial counseling benefit:  Mr. Davis - $7,000,
        Mr. Harvey - $10,167, Mr. Protsch - $10,750, Mr. Ahearn - $11,333,
        Mr. Amato - $11,333 and Mr. Doyle - $4,917; Split dollar life insurance premiums:  Mr. Davis -$25,096, Mr. Harvey - $10,241, Mr.
        Protsch - $9,116, Mr. Amato - $6,446 and Mr. Doyle - $3,967; Reverse
        split dollar life insurance:  Mr. Davis - $14,665, Mr. Harvey -
        $6,035, Mr. Protsch - $3,591, Mr. Ahearn - $6,744, Mr. Amato -$5,930
        and Mr. Doyle - $3,965; Severance payments pursuant to severance agreements: Mr. Ahearn - $768,900.  The split dollar insurance premiums are calculated using the "foregone interest" method.
   6    Mr. Amato left the Company following the effective date of the
        Merger.
   7    Mr. Ahearn resigned as President and Chief Executive Officer of
        Alliant Industries in November 1997.



   Pro Forma Executive Compensation Information

   The following sets forth pro forma compensation information as though the Merger had been consummated on January 1, 1997. The compensation reflected in the table was paid by the Company and IES Industries Inc., as the case may be.


                                    Pro Forma
                           SUMMARY COMPENSATION TABLE
                                    (Dollars)
                                                                                               Long-Term
                                                     Annual Compensation                  Compensation Awards
                                                                            Other       Options/    Restricted
                                                                            Annual       SARs 4       Stock         All Other
    Name and Principal Position   Year      Salary 1     Bonus 2        Compensation 3  (Shares)     Awards 5    Compensation 6

    Erroll B. Davis, Jr.          1997       450,000      200,800            19,982      13,800            -         60,261
    President and CEO of the      1996       450,000      297,862            23,438      12,600            -         66,711
    Company                       1995       426,038      125,496            18,963      13,100            -         61,513

    Lee Liu                       1997       400,000      189,000             5,956           -      176,391         13,277
    Chairman of the Board and     1996       380,000      175,000             2,578           -      253,475         13,956
    CEO - IES Industries Inc.     1995       340,000      142,800             1,588           -      176,745         13,507

    Larry D. Root                 1997       336,000            -             1,164           -            -              -
    President and Chief           1996        50,909            -               813           -            -        252,000
    Operating Officer - IES       1995       220,822       62,606               566           -            -        208,038
    Industries Inc.

    James E. Hoffman              1997       232,200       62,694                 -           -       35,462            847
    Executive Vice President -    1996       226,467       58,050                 -           -      101,879            823
    IES Industries Inc.           1995        89,583      206,500            51,523           -      143,125            324

    Thomas M. Walker              1997       230,000       62,100            38,138           -            -          2,367
    Executive Vice President      1996         9,583            -                 -           -       30,000            119
    and CFO - IES Industries      1995             -            -                 -           -            -              -
    Inc.
   ___________________

   1    Includes vacation days sold back to the Company, if any.
   2    The 1997 bonus for Mr. Davis includes a special bonus for merger related work of $100,000.  The bonuses for Mr. Liu, Mr. Hoffman and
        Mr. Walker represent plan year awards from the IES Industries Inc.
        Management Incentive Compensation Plan.   The amount reported as
        bonus for Mr. Hoffman in 1995 also includes a one-time payment of
        $185,000 when he commenced employment with IES Industries Inc.
   3    Other Annual Compensation for 1997 consists of:  Income tax gross-ups for reverse split-dollar life insurance:  Mr. Davis - $13,526; Income tax gross-ups on financial counseling benefit:  Mr. Davis - $6,456;
        Earnings from the IES Industries Inc. Key Employee Deferred
        Compensation Plan in excess of 120% of the applicable federal long-
        term rate provided under Section 1274(d) of the Internal Revenue
        Code: Mr. Liu - $5,956 and Mr. Root - $1,164; Relocation expense reimbursement: Mr. Walker - $38,138.  Also included in 1995 are relocation expense reimbursements for Mr. Hoffman of $51,523.
   4    Awards for Mr. Davis made in 1997 were in combination with contingent dividend awards as described in the table entitled "Long-Term
        Incentive Awards in 1997".
   5    Awards of IES Industries restricted stock had been made by IES
        Industries Inc. since June 1, 1988, with one-third of each year's award being restricted for one year, one-third being restricted for two years, and one-third being restricted for three years.  The shares of restricted stock reflected in this table subject to such three-year vesting schedule are as follows:  Mr. Liu - 5,004 shares awarded for 1997, 8,703 shares awarded for 1996, and 6,171 shares awarded for 1995;  Mr. Hoffman - 1,006 shares awarded for 1997, 3,498 shares awarded for 1996 and 5,000 shares awarded for 1995; Mr. Walker
        - 1,000 shares awarded for 1996.  Restricted stock is considered outstanding upon award date and dividends are paid to the eligible officers on these shares while restricted.  The amounts shown in the table above represent the value of the awards based upon closing price of IES Industries common stock on the award date.  The award date is usually in the calendar year following the plan year.  At
        December 31, 1997, the following listed officers of IES Industries
        Inc. had restricted stock for which restrictions had not lapsed as follows (values based on December 31, 1997 closing price for IES
        Industries Common Stock): Mr. Liu - 20,592 shares valued at $758,043;
        Mr. Hoffman - 7,838 valued at $288,536; Mr. Walker - 667 shares valued at $24,554.  All of the restricted shares award by IES
        Industries vested upon consummation of the Merger.
   6    All Other Compensation for 1997 consists of: Matching contributions to 401(k) plan:  Mr. Davis - $13,500 and Mr. Liu - $3,800; Financial counseling benefit: Mr. Davis - $7,000; Split dollar life insurance premiums: Mr. Davis -$25,096; Reverse split dollar life insurance:
        Mr. Davis - $14,665; Life insurance coverage in excess of $50,000:
        Mr. Liu - $9,477, Mr. Hoffman - $847 and Mr. Walker - $2,367.  The
        split dollar insurance premiums are calculated using the "foregone interest" method.  The 1996 amount for Mr. Root includes consulting fees of $249,989.  The 1995 amount for Mr. Root includes severance costs of $200,660.

    Stock Options

   The following table sets forth certain information concerning options granted during 1997 to the executives named below:

                                    OPTION/SAR GRANTS IN 1997
                                                                                       Potential Realizable Value at
                                                                                          Assumed Annual Rates of
                                                                                        Stock Appreciation for Option
                                                 Individual Grants                                  Term 2

                              Number of
                             Securities    % of Total
                             Underlying   Options/SARs
                              Options/     Granted to      Exercise or
                                SARs      Employees in     Base Price     Expiration
    Name                      Granted 1    Fiscal Year      ($/Share)        Date            5%              10%

    Erroll B. Davis, Jr.       13,800             17%            $28.00     1/2/07        $243,018        $615,814
    William D. Harvey           5,100              6%             28.00     1/2/07          89,811         227,613
    Eliot G. Protsch            5,100              6%             28.00     1/2/07          89,811         227,613
    A. J. (Nino) Amato          3,900              5%             28.00     1/2/07          68,679         174,057
    Daniel A. Doyle             3,250              4%             28.00     1/2/07          57,233         145,048
    Lance W. Ahearn                NA              NA             NA          NA              NA                NA


   1 Consists of non-qualified stock options to purchase shares of Company common stock granted pursuant to the Company's Long Term Equity
        Incentive Plan. Options were granted on January 2, 1997, and will fully vest on January 2, 2000. These options were granted with an equal number of contingent dividend awards as described in the table entitled "Long-Term Incentive Awards in 1997" and have exercise prices equal to the fair market value of Company shares on the date of grant. Upon a "change in control" of the Company as defined in the Plan or upon retirement, disability or death of the option holder, these options shall become immediately exercisable. Upon exercise of an option, the executive purchases all or a portion of the shares covered by the option by paying the exercise price multiplied by the number of shares as to which the option is exercised, either in cash or by surrendering common shares already owned by the executive.
   2 The hypothetical potential appreciation shown for the named executives is required by the Securities and Exchange Commission
        (SEC) rules. The amounts shown do not represent either the historical or expected future performance of the Company's common stock level of appreciation. For example, in order for the named executives to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of the Company's common stock would be $45.61 and $72.65 respectively as of the expiration date of the options.


   The following table provides information for the executives named below regarding the number and value of unexercised options. No options were exercisable during 1997.

                              OPTION/SAR VALUES AT DECEMBER 31, 1997
                                 Number of Securities     Value of Unexercised In-the-Money
                                Underlying Unexercised        Options/SARs at Year End 1
                                Options/SARs at Fiscal
                                       Year End
             Name            Exercisable   Unexercisable    Exercisable      Unexercisable

    Erroll B. Davis, Jr.          0             39,500           0               $174,338
    William D. Harvey             0             14,450           0                 63,620
    Eliot G. Protsch              0             14,450           0                 63,620
    A. J. (Nino) Amato            0             11,000           0                 48,950
    Daniel A. Doyle               0              8,950           0                 39,619
    Lance W. Ahearn               NA                NA           NA                    NA


   1 Based on the closing per share price on December 31, 1997 of Company common stock of $33.125.

   Long-Term Incentive Awards

   The following table provides information concerning long-term incentive awards made to the executives named below in 1997.

                                     LONG-TERM INCENTIVE AWARDS IN 1997

                                                                  ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK
                                                                             PRICE-BASED PLANS 2

                                                 PERFORMANCE OR
                                 NUMBER OF        OTHER PERIOD
                              SHARES, UNITS OR  UNTIL MATURATION
    NAME                        OTHER RIGHTS       OR PAYOUT        THRESHOLD       TARGET       MAXIMUM
                                    (#)1                               ($)            ($)          ($)

    Erroll B. Davis, Jr.          13,800             1/2/00           66,240        82,800       144,900
    William D. Harvey              5,100             1/2/00           24,480        30,600        53,550
    Eliot G. Protsch               5,100             1/2/00           24,480        30,600        53,550
    A. J. (Nino) Amato             3,900             1/2/00           18,720        23,400        40,950
    Daniel A. Doyle                3,250             1/2/00           15,600        19,500        34,125
    Lance W. Ahearn                  NA                NA               NA            NA            NA

        1 Consists of Performance Units awarded under the Company's Long
          Term Equity Incentive Plan in combination with stock options (as described in the table entitled "Option/SAR Grants in 1997").
          These Performance Units are entirely in the form of contingent dividends and will be paid if total shareholder return over a three-year period ending January 2, 2000 equals or exceeds the median return earned by the companies in a peer group of utility holding companies, except that there will be no payment if the Company's total return is negative over the course of such period.
          If payable, each participant shall receive an amount equal to the accumulated dividends paid on one share of Company common stock during the period of January 2, 1997 through December 31, 2000 multiplied by the number of performance units awarded to the participant, and modified by a performance multiplier which ranges from 0 to 1.75 based on the Company's total return relative to the peer group.

        2 Assumes, for purposes of illustration only, a $2.00 per share annual dividend on shares of common stock for 1998 and 1999.


   Agreements and Transactions with Executives

   In connection with the Merger, Messrs. Liu and Davis entered into new employment agreements with the Company. Pursuant to Mr. Liu's agreement, Mr. Liu will serve as Chairman of the Company until the second anniversary of the effective time of the Merger. Mr. Liu will thereafter retire as an officer of the Company, although he may continue to serve as a director. Under Mr. Davis's agreement, Mr. Davis will serve as the Chief Executive Officer of the Company until at least the fifth anniversary of the effective time of the Merger and, following Mr. Liu's retirement, Mr. Davis will also serve as Chairman of the Company. Following the expiration of the initial term of Mr. Davis's employment agreement, his agreement will automatically renew for successive one-year terms, unless either Mr. Davis or the Company gives prior written notice of his or its intent to terminate the agreement. Mr. Davis will also serve as Chief Executive Officer of each subsidiary of the Company until at least the third anniversary of the effective time of the Merger and as a director of such companies during the term of his employment agreement.

   Mr. Liu's employment agreement provides that he receive an annual base salary of not less than $400,000, and supplemental retirement benefits and the opportunity to earn short-term and long-term incentive compensation (including stock options, restricted stock and other long-term incentive compensation) in amounts no less than he was eligible to receive from IES Industries before the effective time of the Merger. Pursuant to Mr. Davis's employment agreement, he is paid an annual base salary of not less than $450,000. Mr. Davis also has the opportunity to earn short-term and long-term incentive compensation (including stock options, restricted stock and other long-term incentive compensation) in amounts no less than he was eligible to receive before the effective time of the Merger, as well as supplemental retirement benefits (including continued participation in the WP&L Executive Tenure Compensation Plan) in an amount no less than he was eligible to receive before the effective time of the Merger, and life insurance providing a death benefit of three times his annual salary.

   If the employment of either Mr. Liu or Mr. Davis is terminated without cause (as defined in their respective employment agreements) or if either of them terminates his employment for good reason (as defined in their respective employment agreements), the Company or its affiliates will continue to provide the compensation and benefits called for by the respective employment agreement through the end of the term of such employment agreement (with incentive compensation based on the maximum potential awards and with any stock compensation paid in cash), and all unvested stock compensation will vest immediately. If either Mr. Liu or Mr. Davis dies or becomes disabled, or terminates his employment without good reason, during the term of his respective employment agreement, the Company or its affiliates will pay to the officer or his beneficiaries or estate all compensation earned through the date of death, disability or such termination (including previously deferred compensation and pro rata incentive compensation based upon the maximum potential awards). If the officer is terminated for cause, the Company or its affiliates will pay his base salary through the date of termination plus any previously deferred compensation. Notwithstanding the foregoing, in the event that any payments to an officer under his employment agreement or otherwise are subject to the excise tax on excess parachute payments under the Internal Revenue Code (the Code), then the total payments to be made under the employment agreement will be reduced so that the value of these payments the officer is entitled to receive is $1 less than the amount that would subject the officer to the 20% excise tax imposed by the Code on certain excess payments, or which the Company may pay without loss of deduction under the Code.

   The Company also has key executive employment and severance agreements (KEESAs) with Mr. Davis and with certain other executive officers of the Company and its subsidiaries, including Messrs. Harvey, Protsch, Amato and Doyle. The KEESAs provide that each executive officer that is a party thereto is entitled to benefits if, within five years after a change in control of the Company (as defined in the KEESAs), the officer's employment is ended through (i) termination by the Company, other than by reason of death or disability or for cause (as defined in the KEESAs), or
   (ii) termination by the officer due to a breach of the agreement by the Company or a significant change in the officer's responsibilities, or
   (iii) in the case of Mr. Davis's agreement, termination by Mr. Davis following the first anniversary of the change of control. The consummation of the Merger was deemed to constitute a change in control of the Company for purposes of the KEESAs. The benefits provided are, (i) a cash termination payment of one, two or three times (depending on which executive is involved) the sum of the officer's annual salary and his average annual bonus during the three years before the termination and
   (ii) continuation for up to five years of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the time of termination. Each KEESA provides that if any portion of the benefits under the KEESA or under any other agreement for the officer would constitute an excess payment for purposes of the Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he could receive without becoming subject to the 20% excise tax imposed by the Code on certain excess payments, or which the Company may pay without loss of deduction under the Code. Mr. Davis's employment agreement as described above limits benefits paid thereunder to the extent that duplicate payments would be provided to him under his KEESA. In connection with the termination of his employment and pursuant to a letter agreement with the Company, Mr. Amato received benefits totaling $614,771 under his KEESA.

   IES Industries also had an executive change of control severance agreement with Mr. Hoffman that was assumed by the Company in connection with the Merger. Mr. Hoffman's agreement provides for salary continuation and certain other benefits in the event he is terminated within a three-year period following a change in control of IES Industries. The consummation of the Merger constituted a change in control of IES Industries for purposes of Mr. Hoffman's agreement. Mr. Hoffman's severance agreement provides that, in the event of his termination during the three-year period following the effective time of the Merger other than for just cause, death, retirement, disability or voluntary resignation (excluding resignation for good reason), his salary (at its then current level) will be continued for a period of 18 months. Additionally, Mr., Hoffman will be entitled to certain benefits during the severance period, including life and health insurance, and he would receive annual incentive award payments equal to the average annual incentive awards paid to executives of the same or comparable designation during the three years prior to the change in control. In the event Mr. Hoffman should die during the severance period, the salary and benefits payments described above would be payable during the remainder of the term to his surviving spouse or his estate. Mr. Hoffman would also become immediately vested in any stock option or comparable award granted to him.

   In connection with the termination of his employment on November 21, 1997, the Company entered into a severance agreement with Mr. Ahearn. Pursuant to this agreement, Mr. Ahearn received a severance payment of $768,900 and a pro rated bonus of $70,458. In addition, Mr. Ahearn will receive in three annual installments commencing January 1998 payments aggregating $204,190. In consideration for these payments, Mr. Ahearn provided the Company with a general release of claims, agreed to maintain the confidentiality of certain information and entered into a one-year covenant not-to-compete.

   During 1997, in connection with a Restricted Stock Agreement entered into in 1991 with the Company and Alliant Industries, Mr. Ahearn converted 0.51 shares of Alliant Industries stock into 7,104 shares of Company common stock and redeemed his remaining 1.02 shares of Alliant Industries stock for $421,553 per share. The conversion and redemption amounts were based on third-party appraisals of Alliant Industries stock. Similarly, during 1997, Mr. Davis converted 0.5567 shares of Alliant Industries stock into 7,754 shares of Company common stock and redeemed his remaining 1.1133 shares of Alliant Industries stock for $421,553 per share. The proceeds of the redemption to Mr. Davis were used, in part, to repay $315,257 of principal and interest on loans made by the Company to Mr. Davis for taxes withheld in connection with the vesting of his Alliant Industries stock. Mr. Davis was charged interest on these loans at the prime rate.

   Alliant Industries also has a consulting agreement with Mr. Root that became effective upon consummation of the Merger and Mr. Root's retirement. The consulting agreement provides that Mr. Root be paid $1,500 and $2,000 per day for consulting services performed in the United States and outside the United States, respectively. In addition, in connection with an early retirement agreement entered into with IES in 1995, Mr. Root, in addition to other retirement benefits he is entitled to as a retired officer, receives, as an unfunded supplemental pension benefit, $11,306.11 per month for a period of fifteen years. If Mr. Root dies before receiving payments for ten years, then his surviving spouse and children will receive such payments up to the end of such ten-year period. In such a case, payments beyond ten years will be forfeited. The Company is also obligated to pay, within three months of Mr. Root's death, a death benefit of $200,660 to his beneficiaries.

   Retirement and Employee Benefit Plans

   Salaried employees (including officers) of the Company and WP&L are eligible to participate in a Retirement Plan maintained by WP&L. During his employment, Mr. Ahearn was not eligible to participate in the plan. All eligible persons whose compensation is reported in the foregoing Summary Compensation Table participated in the plan during 1997. Contributions to the plan are determined actuarially, computed on a straight-life annuity basis, and cannot be readily calculated as applied to any individual participant or small group of participants. For purposes of the plan, compensation means payment for services rendered, including vacation and sick pay, and is substantially equivalent to the salary amounts reported in the foregoing Summary Compensation Table. Retirement Plan benefits depend upon length of plan service (up to a maximum of 30 years), age at retirement, and amount of compensation (determined in accordance with the plan) and are reduced by up to 50% of Social Security benefits. Credited years of service under the plan for covered persons named in the foregoing Summary Compensation Table are as follows: Erroll B. Davis, Jr., 18 years; Eliot G. Protsch, 18 years; A.
   J. (Nino) Amato, 11 years; Daniel A. Doyle, 5 years; and William D. Harvey, 10 years. Assuming retirement at age 65, a Retirement Plan participant (in conjunction with the Unfunded Supplemental Retirement Plan described below) would be eligible at retirement for a maximum annual retirement benefit as follows:

                                       Retirement Plan Table

    Average
     Annual                     Annual Benefit After Specified Years in Plan*
   Compensation      5             10             15            20           25          30

    $125,000        $10,132       $20,265      $ 30,397       $ 40,529    $ 50,662     $60,794
     150,000         12,424        24,848        37,272         49,696      62,120      74,544
     200,000         17,007        34,015        51,022         68,029      85,037     102,044
     250,000         21,591        43,181        64,772         86,363     107,953     129,544
     300,000         26,174        52,348        78,522        104,696     130,870     157,044
     350,000         30,757        61,515        92,272        123,029     153,787     184,544
     400,000         35,341        70,681       106,022        141,363     176,703     212,044
     450,000         39,924        79,848       119,772        159,696     199,620     239,544
     475,000         42,216        84,431       126,647        168,863     211,078     253,294
     500,000         44,507        89,015       133,722        178,029     222,537     267,044
     525,000         46,799        93,598       140,397        187,196     233,995     280,794
     550,000         49,091        98,181       147,272        196,363     245,453     294,544

    *   Average annual compensation is based upon the average of the highest 36 consecutive months of compensation.  The
        Retirement Plan benefits shown above are net of estimated Social Security benefits and do not reflect any deductions for other amounts.  The annual retirement benefits payable are subject to certain maximum limitations (in general, $150,000 for 1996 and $160,000 for 1997) under the Code.  Under the Retirement Plan and a supplemental survivors income plan, if a
        Retirement Plan participant dies prior to retirement, the designated survivor of the participant is entitled to a monthly income benefit equal to approximately 50% (100% in the case of certain executive officers and key management employees)
        of the monthly retirement benefit which would have been payable to the participant under the Retirement Plan if the participant had remained employed by the Company until eligible for normal retirement.

   Unfunded Supplemental Retirement Plan - WP&L maintains an Unfunded Supplemental Retirement Plan which provides funds for payment of retirement benefits above the limitations on payments from qualified pension plans in those cases where an employee's retirement benefits exceed the qualified plan limits. Additionally, the plan provides for payments of supplemental retirement benefits to employees holding the position of Vice President or higher, who have been granted additional months of service by the Board of Directors for purposes of computing retirement benefits.

   Unfunded Executive Tenure Compensation Plan - WP&L maintains an Unfunded Executive Tenure Compensation Plan to provide incentive for key executives to remain in the service of WP&L by providing additional compensation which is payable only if the executive remains with WP&L until retirement (or other termination if approved by the Board of Directors). In the case of the Chief Executive Officer only, in the event that the Chief Executive Officer (1) is terminated under his employment agreement with the Company as described above (the Employment Agreement) other than for cause, death or disability (as those terms are defined in the Employment Agreement),
   (2) terminates his employment under the Employment Agreement for good reason (as such term is defined in the Employment Agreement), or (3) is terminated as a result of a failure of the Employment Agreement to be renewed automatically pursuant to its terms (regardless of the reason for such non-renewal), then for purposes of the plan, the Chief Executive Officer shall be deemed to have retired at age 65 and shall be entitled to benefits under the plan. Participants in the plan must be designated by the Chief Executive Officer of WP&L and approved by its Board of Directors. Mr. Davis was the only active participant in the plan as of December 31, 1997. The plan provides for monthly payments to a participant after retirement (at or after age 65, or with Board approval, prior to age 65) for 120 months. The payments will be equal to 25% of the participant's highest average salary for any consecutive 36-month period. If a participant dies prior to retirement or before 120 payments have been made, the participant's beneficiary will receive monthly payments equal to 50% of such amount for 120 months in the case of death before retirement, or if the participant dies after retirement, 50% of such amount for the balance of the 120 months. Annual benefits of $112,500 would be payable to Mr. Davis upon retirement, assuming he continues in WP&L's service until retirement at the same salary as was in effect on December 31, 1997.

   Supplemental Executive Retirement Plan - The Company maintains an unfunded Supplemental Executive Retirement Plan to provide incentive for key executives to remain in the service of WP&L by providing additional compensation which is payable only if the executive remains with WP&L until retirement, disability or death. Participants in the plan must be approved by the Compensation and Personnel Committee of the Board. The plan provides for payments of 60% of the participant's average annual earnings (base salary and bonus) for the highest paid three years out of the last ten years of the participant's employment. The normal retirement date under the plan is age 65 or the date the participant has completed 10 years of employment, whichever is later. If a participant retires prior to age 62, the 60% payment under the plan is reduced by 3% per year for each year the participant's retirement date precedes his/her normal retirement date. Benefit payments under the plan will be made for a maximum of 18 years, with a minimum of 12 years of payments if the participant dies after retirement. Messrs. Davis, Harvey, Protsch, and Doyle are participants in this plan. The following table shows payments under the plan, assuming a minimum of 10 years of service at retirement age.

                  Supplemental Executive Retirement Plan Table

               Average
             Compensation          < 10 Years       >10 Years
              $125,000                 $0            $75,000
               150,000                  0             90,000
               200,000                  0            120,000
               250,000                  0            150,000
               300,000                  0            180,000
               350,000                  0            210,000
               400,000                  0            240,000
               450,000                  0            270,000
               500,000                  0            300,000
               550,000                  0            330,000

   Key Employee Deferred Compensation Plan - The Company maintains an unfunded Key Employee Deferred Compensation Plan under which participants may defer up to 100% of base salary or incentive compensation. The Company matches up to 50% of the employee deferral (plus 401(k) contributions up to 6% of pay, less 401(k) matching contributions). The deferrals and matching contributions receive an annual return equal to the A-utility bond rate with a minimum return no less than the prime interest rate published in the Wall Street Journal. Payments from the plan may be made in lump sums or installments at the election of the participant. Participants are selected by the CEO of Alliant Services Company. Messrs. Davis, Harvey, Protsch and Doyle participate in this plan.


   Alliant Services Retirement Plans

   IES Utilities Pension Plan: Prior to the completion of the Merger, IES Industries, IES Utilities and the Cedar Rapids and Iowa City Railway Company (CRANDIC) (a current subsidiary of Alliant Industries, Inc.) maintained certain retirement and employee benefit plans for eligible employees. Upon completion of the Merger, IES Industries' interest in these plans was transferred to Alliant Services Company (Alliant Services) (a wholly-owned subsidiary of the Company). Alliant Services, IES Utilities and CRANDIC now maintain non-contributory retirement plans covering employees who have at least one year of accredited service and who have elected to remain under these plans following the Merger. Mr. Liu participates in this plan. Maximum annual benefits payable at age 65 to participants who retire at age 65, calculated on the basis of straight life annuity, are illustrated in the following table:

                                                 Alliant Services Pension Plan Table

   Average of Highest Annual     Estimated Maximum Annual Retirement Benefits Based on Service
    Salary (Remuneration)                            Years of Service
     for 3 Consecutive
   Years of the last 10           15            20             25             30             35

      $125,000                $26,869       $35,828        $44,784        $53,741        $62,697
       150,000                 32,683        43,576         54,471         65,366         76,259
       175,000                 35,913        48,282         60,650         73,019         85,388
       200,000                 40,038        54,282         68,525         82,769         97,013
       225,000                 44,163        60,282         76,400         92,519        108,638
       250,000                 44,818        61,235         77,652         94,068        110,485
       300,000                 44,818        61,235         77,652         94,068        110,485
       400,000                 44,818        61,235         77,652         94,068        110,485
       450,000                 44,818        61,235         77,652         94,068        110,485
       500,000                 44,818        61,235         77,652         94,068        110,485


   For 1997, $125,000 was the maximum benefits allowable under the retirement plans prescribed by Section 415 of the Code.

   With respect to Mr. Liu, the remuneration for retirement plan purposes would be substantially the same as that shown as "Salary" in the Pro Forma Summary Compensation Table. As of December 31, 1997, Mr. Liu had 40 accredited years of service under the retirement plan.

   Alliant Services Supplemental Retirement Plans: Alliant Services maintains a non-qualified Supplemental Retirement Plan (SRP) for eligible former officers of IES Industries who have elected to remain under this plan following the Merger. Mr. Liu is the only executive named in the Pro Forma Summary Compensation Table participating in the SRP. The SRP currently provides for payment of supplemental retirement benefits equal to 75% of the officer's base salary in effect at the date of retirement, reduced by benefits receivable under the qualified retirement plan, for a period not to exceed 15 years following the date of retirement. In the event of the death of the officer following retirement, similar payments reduced by the joint and survivor annuity of the qualified retirement plan will be made to his or her designated beneficiary (surviving spouse or dependent children), if any, for a period not to exceed 10 years from the date of the officer's retirement. Thus, if an officer died 10 years after retirement, no payment to the beneficiary would be made. Death benefits are provided on the same basis to a designated beneficiary for a period not to exceed 10 years from the date of death should the officer die prior to retirement. The SRP further provides that if, at the time of the death of an officer, the officer is entitled to receive, is receiving, or has received supplemental retirement benefits by virtue of having taken retirement, a death benefit shall be paid to the officer's designated beneficiary or to the officer's estate in an amount equal to 100% of the officer's annual salary in effect at the date of retirement. Under certain circumstances, an officer who takes early retirement will be entitled to reduced benefits under the SRP. The SRP also provides for benefits in the event an officer becomes disabled under the terms of the qualified retirement plan. Life insurance policies on the participants have been purchased sufficient in amount to finance actuarially all future liabilities under the SRP. The SRP has been designed so that if the assumptions made as to mortality, experience, policy dividends, tax credits and other factors are realized, all life insurance premium payments will be recovered over the life of the SRP.

   The following table shows the estimated annual benefits payable under the SRP equal to 75% of the officer's base salary in effect at the date of retirement:

         Alliant Services Company Supplemental Retirement Plan Payments
                                 75% SRP Benefit

                                     Years of Service
   Annual Salary          15         20         25          30        35
     $125,000          $66,881    $57,922    $48,966     $40,009   $31,053
      150,000           79,817     68,924     58,029      47,134    36,241
      175,000           95,337     82,968     70,600      58,231    45,862
      200,000          109,962     95,718     81,475      67,231    52,987
      225,000          124,587    108,468     92,350      76,231    60,112
      250,000          142,682    126,265    109,848      93,432    77,015
      300,000          180,182    163,765    147,348     130,932   114,515
      400,000          255,182    238,765    222,348     205,932   189,515
      450,000          292,682    276,265    259,848     243,432   227,015
      500,000          330,182    313,765    297,348     280,932   264,515


   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OWNERSHIP OF VOTING SECURITIES

   Listed in the following table are the shares of the Company's common stock owned by the executive officers listed in the Summary Compensation Table and all directors of the Company, as well as the number of shares owned by directors and officers as a group as of April 21, 1998. The directors and executive officers of the Company as a group owned less than 1% of the outstanding shares of common stock on that date. To the Company's knowledge, no shareowner beneficially owned 5% or more of the Company's outstanding common stock as of April 21, 1998.

                                                      Shares
                                                    Beneficially
      Name of Beneficial Owner                       Owned(1)
      Executives(2)
       Lance W. Ahearn . . . . . . . . . . . . .    29,358(3)
       A. J. (Nino) Amato  . . . . . . . . . . .     5,810(4)(5)
       Daniel A. Doyle . . . . . . . . . . . . .     3,603(4)
       William D. Harvey . . . . . . . . . . . .    14,767(4)
       Eliot G. Protsch  . . . . . . . . . . . .    14,941(4)

      Director Nominees
       Alan B. Arends    . . . . . . . . . . . .     1,100
       Joyce L. Hanes. . . . . . . . . . . . . .     1,868(4)
       Lee Liu . . . . . . . . . . . . . . . . .    56,617(4)
       Arnold M. Nemirow . . . . . . . . . . . .     9,567
       Jack R. Newman  . . . . . . . . . . . . .     1,482
       Judith D. Pyle  . . . . . . . . . . . . .     6,100
       Robert D. Ray . . . . . . . . . . . . . .     3,193
       David Q. Reed . . . . . . . . . . . . . .     6,044(4)
       Robert W. Schlutz . . . . . . . . . . . .     3,633
       Wayne H. Stoppelmoor  . . . . . . . . . .     6,075
       Anthony R. Weiler . . . . . . . . . . . .     4,603(4)

      Continuing Directors
       Erroll B. Davis, Jr.  . . . . . . . . . .    33,703(4)
       Rockne G. Flowers . . . . . . . . . . . .     9,819
       Katharine C. Lyall  . . . . . . . . . . .     7,194
       Milton E. Neshek  . . . . . . . . . . . .    12,195

      All Executives and Directors as a
        Group 33 people, including
        those listed above . . . . . . . . . . .   312,257

   _________________

   (1) Total shares of Company common stock outstanding as of April 21, 1998 were 76,757,268.
   (2)  Stock ownership of Mr. Davis is shown with continuing directors.
   (3)  Mr. Ahearn resigned in November 1997.
   (4) Included in the beneficially owned shares shown are: Indirect ownership interests with shared voting and investment powers: Mr. Amato - 1,032, Mr. Harvey - 1,828, Mr. Protsch - 552, Mr. Davis - 5,603, Ms. Hanes - 425, Mr. Liu - 9,755, Mr. Reed - 353 and Mr.
        Weiler - 1,037; and Excercisable stock options : Mr. Davis - 13,100, Mr. Harvey - 4,700, Mr. Protsch - 4,700, Mr. Amato - 3,650 and Mr. Doyle - 2,900 (all directors and officers as a group - 39,200).
   (5) Mr. Amato left the Company following the effective date of the Merger.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Director nominee Jack R. Newman serves as legal counsel to the Company on nuclear issues. Mr. Newman's firm, Morgan, Lewis & Bockius has also provided legal services to the Company related to the Merger.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April 1998.



   Interstate Energy Corporation



   By: /s/ Thomas M. Walker      Executive Vice President and Chief Financial
       Thomas M. Walker          Officer (Principal Financial Officer)


   By: /s/ John E. Ebright       Vice President-Controller (Principal
       John E. Ebright           Accounting Officer)