Form 10-Q
period 1998-03-31
INTERSTATE ENERGY CORP
filed 1998-05-15
CIK 352541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE    ACT OF 1934
        For the quarterly period ended March 31, 1998

                                       or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE    ACT OF 1934
        For the transition period from ______ to _______

    Commission  Name of Registrant, State of Incorporation,     IRS Employer
    File        Address of Principal Executive Offices and    Identification
    Number      Telephone Number                                      Number

   1-9894      INTERSTATE ENERGY CORPORATION                     39-1380265
                (a Wisconsin corporation)
                222 West Washington Avenue
                Madison, Wisconsin 53703
                Telephone (608)252-3311

                WPL Holdings, Inc.
                (Former name, former address and former
                fiscal year, if changed
                since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past (90)
   days.  Yes   X       No _____

   Number of shares outstanding of each class of common stock as of April 30, 1998:

          Common Stock, $.01 par value, 76,780,996 shares outstanding

                                    CONTENTS

                                                          Page
          Part I.     Financial Information

            Item 1.  Consolidated Financial Statements

            Consolidated Statements of Income for the Three
                 Months Ended March 31, 1998 and 1997               4

            Consolidated Balance Sheets as of
                 March 31, 1998 and December 31, 1997               5

            Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997        7

            Notes to Consolidated Financial Statements              8

            Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                9

            Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk                            28

          Part II.   Other Information                              29

            Item 1.  Legal Proceedings                              29

            Item 6.  Exhibits and Reports on Form 8-K               29

                     Signatures                                     30

                         INTERSTATE ENERGY CORPORATION

                         PART I - FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


   On April 21, 1998, the three-way business combination between IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) was completed. In connection with the merger, WPLH, as the surviving corporation, changed its name to Interstate Energy Corporation. Given that the merger had not yet been consummated at the end of the first quarter of 1998, and in accordance with the rules of the Securities and Exchange Commission, the financial statements and notes thereto included in this Quarterly Report on Form 10-Q are those of WPLH on a stand-alone basis. (IES and IPC deregistered as SEC registrants following consummation of the merger). In addition, the historical information included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), including Results of Operations, focuses primarily on WPLH. The portions of MD&A which are prospective in nature generally reflect a discussion of operations on a post-merger basis. Certain additional information relating to the merger is included in a Current Report on Form 8-K, dated April 21, 1998, filed by Interstate Energy Corporation with the Securities and Exchange Commission.

                               WPL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              For the Three Months Ended
                                                       March 31,
                                                 1998               1997
                                            (in thousands, except per share
                                                       amounts)

    Operating revenues:

      Electric utility                          $151,310           $158,427
      Gas utility                                 50,318             71,579
      Fees, rents, non-utility energy
       sales and other                            20,922             31,682
                                                --------           --------
                                                 222,550            261,688
                                                --------           --------

    Operating expenses:
      Electric production fuels                   28,897             30,074
      Purchased power                             28,602             33,390
      Cost of gas sold                            30,714             47,382
      Other operation                             53,482             64,887
      Maintenance                                  9,967             10,280
      Depreciation and amortization               30,436             26,212
      Taxes other than income taxes                8,964              8,826
                                                --------           --------
                                                 191,062            221,051
                                                --------           --------
    Operating income                              31,488             40,637
                                                --------           --------

    Interest expense and other:
      Interest expense                            10,830              9,679
      Allowance for funds used during
        construction                                (656)              (841)
      Preferred dividend requirement of
        subsidiaries                                 828                828
      Miscellaneous, net                          (2,725)            (2,903)
                                                --------          ---------
                                                   8,277              6,763
                                                --------          ---------
    Income before income taxes                    23,211             33,874
                                                --------          ---------
    Income taxes                                   7,433             12,047
                                                --------          ---------
    Net income                                   $15,778            $21,827
                                                ========          =========

    Average number of common shares
      outstanding                                 30,789             30,774
                                                ========          =========
    Earnings per average common share
      (basic and diluted)                          $0.51              $0.71
                                                 =======            =======

    Dividends declared per common share            $0.50              $0.50
                                                 =======            =======



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                WPL HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                             March 31,
                                               1998             December 31,
    ASSETS                                  (Unaudited)             1997
                                                     (in thousands)
    Property, plant and equipment:
      Utility -
        Plant in service -
          Electric                            $1,798,378           $1,790,641
          Gas                                    237,934              237,856
          Water                                   25,795               24,864
          Common                                 194,935              195,815
                                               ---------            ---------
                                               2,257,042            2,249,176

        Less - Accumulated depreciation        1,093,262            1,065,726
                                               ---------            ---------
                                               1,163,780            1,183,450

        Construction work in progress             43,028               42,312

        Nuclear fuel, net of
          amortization                            17,619               19,046
                                               ---------            ---------
                                               1,224,427            1,244,808

      Other property, plant and
       equipment, net of accumulated
       depreciation and amortization
       of $29,927 and $29,070,
       respectively                              109,848              111,259
                                               ---------            ---------
                                               1,334,275            1,356,067
                                               ---------            ---------
    Current assets:

      Cash and temporary cash
        investments                               10,119               13,987

      Accounts receivable:
        Customer, less allowance for
          doubtful accounts of $1,143
          and $1,104, respectively                29,932               39,886
        Other                                      7,969               14,349
      Notes receivable                            19,752               21,699
      Production fuel, at average cost            13,968               18,857
      Materials and supplies, at
       average cost                               19,306               19,274
      Gas stored underground, at
       average cost                                3,736               12,504
      Prepayments and other                       25,769               32,452
                                               ---------            ---------
                                                 130,551              173,008
                                               ---------            ---------
    Investments:
      Nuclear decommissioning trust
        funds                                    129,865              112,356
      Other                                       28,717               28,289
                                               ---------            ---------
                                                 158,582              140,645
                                               ---------            ---------
    Other assets:
      Regulatory assets                           89,397               91,314
      Deferred charges and other                  99,736              100,773
                                               ---------            ---------
                                                 189,133              192,087
                                               ---------            ---------
                                              $1,812,541           $1,861,807
                                               =========            =========


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 WPL HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                              March 31,
                                                1998            December 31,
 CAPITALIZATION AND LIABILITIES              (Unaudited)            1997
                                          (in thousands, except share amounts)
 Capitalization:

   Common stock - par value $.01 per               $308                $308
    share - authorized 100,000,000
    shares; 30,788,593 shares
    outstanding

   Additional paid-in capital                   303,930             304,392
   Retained earnings                            303,267             302,883
                                             ----------          ----------
     Total common equity                        607,505             607,583
                                             ----------          ----------

   Subsidiary preferred stock, not
    mandatorily redeemable:

     Cumulative, without par value -
       authorized 3,750,000 shares,
       maximum aggregate stated value
       $150,000,000:

         $100 stated value - 449,765
          shares outstanding                     44,977              44,977

         $ 25 stated value - 599,460
          shares outstanding                     14,986              14,986
                                              ---------           ---------
     Total preferred stock                       59,963              59,963
                                              ---------           ---------
   Long-term debt (excluding current
     portion)                                   457,901             457,520
                                              ---------           ---------
                                              1,125,369           1,125,066
                                              ---------           ---------

 Current liabilities:
   Short-term borrowings                         77,000             123,095
   Variable rate demand bonds                    56,975              56,975
   Maturities and sinking funds                  10,724              11,528
   Accounts payable                              85,561              91,175
   Accrued payroll and vacations                 12,173              16,030
   Accrued interest                               9,401               8,229
   Accrued taxes                                 10,877                 412
   Other                                         30,992              31,728
                                              ---------           ---------
                                                293,703             339,172
                                              ---------           ---------
 Long-term liabilities:
   Customer advances                             32,877              34,240
   Environmental liabilities                      9,125               9,238
   Other                                         46,755              47,567
                                              ---------           ---------
                                                 88,757              91,045
                                              ---------           ---------

 Deferred credits:

   Accumulated deferred income taxes            249,466             253,519
   Accumulated deferred investment tax           34,572              35,039
     credits
   Other                                         20,674              17,966
                                             ----------          ----------
                                                304,712             306,524
                                             ----------          ----------
                                             $1,812,541          $1,861,807
                                              =========           =========


 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                WPL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 For the Three Months Ended
                                                         March 31,
                                                 1998                 1997
                                                      (in thousands)
 Cash flows from operating
  activities:
   Net income                                  $15,778               $21,827
   Adjustments to reconcile net
    income to net cash flows from
    operating activities:

      Depreciation and amortization             30,436                26,212
      Amortization of nuclear fuel               1,805                    -
      Deferred taxes and investment
        tax credits                             (1,607)                2,074

      Other                                     (1,205)                 (632)
   Other changes in assets and
     liabilities:
      Accounts receivable                       16,334                21,712
      Notes receivable                           1,947                 6,347
      Production fuel                            4,889                 1,135
      Gas stored underground                     8,768                 7,920
      Prepayments and other                      9,135                 5,962
      Accounts payable                          (5,614)              (12,412)
      Accrued taxes                             10,465                 7,973
      Other                                     (3,585)                5,155
                                              --------             ---------
        Net cash flows from
         operating activities                   87,546                93,273
                                              --------             ---------

    Cash flows used for financing
      activities:
     Common stock dividends                    (15,394)              (15,386)
     Reduction in long-term debt                  (446)              (10,705)
     Net change in short-term
      borrowings                               (46,095)              (35,269)
                                             ---------             ---------
       Net cash flows used for
        financing activities                   (61,935)              (61,360)
                                             ---------             ---------

  Cash flows used for investing
    activities:
      Utility construction
       expenditures                             (15,962)              (25,508)
      Nuclear decommissioning trust
       funds                                    (12,140)               (9,267)
      Other                                      (1,377)                2,958
                                              ---------             ---------
        Net cash flows used for
         investing activities                   (29,479)              (31,817)
                                              ---------             ---------

 Net increase (decrease) in cash and
   temporary cash investments                   (3,868)                   96
                                             ---------             ---------

 Cash and temporary cash investments
   at beginning of period                       13,987                11,070
                                             ---------             ---------

 Cash and temporary cash investments
   at end of period                            $10,119               $11,166
                                             =========             =========

 Supplemental cash flow information:

   Cash paid during the period for:
     Interest                                   $9,658               $11,786
                                              ========              ========
     Income taxes                                 $792                $2,580
                                              ========              ========
     Preferred stock dividends of
       subsidiary                                 $828                  $828
                                              ========              ========


 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. The interim consolidated financial statements included herein have been prepared by Interstate Energy Corporation (formerly WPL Holdings, Inc.), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WPL Holdings, Inc. (WPLH) and its consolidated subsidiaries including Wisconsin Power and Light Company (WP&L). These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPLH's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, have been made. Because of the seasonal nature of WP&L's operations, results for the quarter ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

   2. On January 1, 1998, WPLH adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. WPLH reported no comprehensive income in the periods presented.

   3. In accordance with an order from the Public Service Commission of Wisconsin (PSCW), effective January 1, 1998, off-system gas sales are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenue. In 1997, off-system gas sales were included in the Consolidated Statements of Income as gas revenue.

   4. In April 1998, the three-way business combination between WPLH, IES Industries Inc. and Interstate Power Company was consummated. WPLH, as the surviving corporation in the merger, changed its name to Interstate Energy Corporation and is currently doing business as Alliant Corporation. In connection with the merger, the number of authorized shares of Interstate Energy Corporation common stock was increased to 200,000,000. The financial statements included herein give no effect to the consummation of the merger. See Item 2, "Merger" for additional information.


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (MD&A)

                                     MERGER

   In April 1998, IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) completed a three-way merger (Merger) forming Interstate Energy Corporation. Interstate Energy Corporation is currently doing business as Alliant Corporation (Alliant). In connection with the Merger, IES was merged with and into WPLH forming Alliant and IPC became a subsidiary of Alliant. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation (HDC) and IES Diversified Inc. (Diversified), respectively) were merged. The resulting company from this merger was Alliant Industries, Inc. As a result of the Merger, the first tier subsidiaries of Alliant include: Wisconsin Power & Light Company (WP&L), IES Utilities Inc. (IESU), IPC, Alliant Industries, Inc. and Alliant Services Company (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of
   1935). Among various other regulatory constraints, Alliant is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. Certain additional information regarding the Merger is included in the Current Report on Form 8-K, dated April 21, 1998, filed by Alliant with the Securities and Exchange Commission.

   Alliant currently anticipates cost savings resulting from the Merger of approximately $749 million over a ten-year period, net of transaction costs and costs to achieve the savings of approximately $78 million. Approximately $32 million of costs had been incurred by the merger partners through March 31, 1998. Alliant estimates it will record an additional $32 million to $37 million of expenses in the second quarter of 1998. Such expenses are primarily for, among other items, employee retirements and separations, the services of financial advisors, attorneys and accountants, and costs relating to the various regulatory approvals needed to complete the Merger. The remainder of the $78 million will be incurred over the course of the next several years. The estimate of potential cost savings constitutes a forward-looking statement and actual results may differ materially from this estimate. The estimate is necessarily based upon various assumptions that involve judgments with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflation rates, regulatory treatments, weather conditions, financial market conditions, future business decisions and other uncertainties. No assurance can be given that the entire amount of estimated cost savings will actually be realized. In addition, the allocation between the Alliant companies and their customers of the estimated cost savings of approximately $749 million over ten years resulting from the Merger, net of costs incurred to achieve such savings, will be subject to regulatory review and approval.

   As part of the approval process for the Merger, Alliant agreed to various rate freezes and rate caps to be implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion). Assuming capture of the anticipated Merger-related synergies and no significant legislative or regulatory changes affecting Alliant, Alliant does not expect the Merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   To enhance the reader's understanding of the combined company following the Merger, certain information relating to IES and IPC and their respective operations, as well as to post-Merger Alliant, has been included in this Quarterly Report on Form 10-Q. This information has been provided for reference only and is not intended to imply that the operations of WPLH included the operations of IES or IPC prior to the effective time of the Merger. The portions of MD&A that are historical in nature such as "Results of Operations" focus primarily on WPLH. The portions of MD&A which are prospective in nature generally reflect a discussion of operations on a post-Merger basis.

                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Quarterly Report on Form 10-Q (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of Alliant. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of Alliant's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of Alliant and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in Alliant's service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of Alliant to successfully integrate the operations of the parties to the Merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

   Alliant competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

   Electric energy generation, transmission and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are faced with increasing pressure to become more competitive. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

   Legislative action which would allow customers to choose their electric energy supplier is not expected in Wisconsin, Iowa or Minnesota this year. Nationwide, however, 16 states (including Illinois and Michigan) have adopted legislative or regulatory plans to implement electric utility competition. In March 1998, the Clinton Administration unveiled its electric utility competition plan, proposing that states implement customer choice by January 1, 2003.

   On a combined basis, the three companies which combined to form Alliant realized 53%, 42%, 3% and 2% of their electric utility revenues in the first quarter of 1998 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 88% of the electric revenues were regulated by the respective state commissions while the other 12% were regulated by the Federal Energy Regulatory Commission (FERC). On a combined basis, the three companies which combined to form Alliant realized 57%, 37%, 3% and 3% of there gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

   Federal Regulation

   WP&L, IESU and IPC are subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and
   sellers of electricity.   In  March 1997, FERC issued orders on rehearing
   for Orders 888 and 889 (Orders 888-A and 889-A).   In response to FERC
   Orders 888 and 888-A, Alliant Services Company, on behalf of WP&L, IESU and IPC, filed an Open Access Transmission Tariff (Tariff) that complies with the orders. The Tariff supersedes the transmission tariffs previously filed by the three utilities. Upon receiving the final Merger-related regulatory order, a compliance tariff was filed by Alliant Services Company with the FERC. This filing was made to comply with the FERC's merger order. In response to FERC Orders 889 and 889-A, WP&L, IESU and IPC are participating in a regional Open Access Same-Time Information System.

   FERC Order 888 permits utilities to seek recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services. FERC does not have jurisdiction over retail distribution and, consequently, the final FERC rules do not provide for the recovery of stranded costs resulting from retail competition. The various states retain jurisdiction over the question of whether to permit retail competition, the terms of such retail competition, and the recovery of any portion of stranded costs that are ultimately determined to have resulted from retail competition.

   The utility subsidiaries cannot predict the long-term consequences of these rules on their results of operations or financial condition.

   In April 1998, Alliant joined the Midwest Independent System Operator (Midwest ISO) for electric transmission and advised the FERC of its decision. The Midwest ISO initially was filed with the FERC by nine energy companies in January 1998. It would establish independent operation and control of the electric transmission system across a broad geographic area spanning from West Virginia to Missouri. All buyers and sellers of electricity would have open access to the transmission system governed by the Midwest ISO.

   The FERC must review and approve the Midwest ISO proposal. As part of its Merger proceedings, the FERC accepted Alliant's offer to file an Independent System Operator (ISO) proposal in early 1998. Alliant believes that its decision to join the Midwest ISO satisfies this agreement with the FERC. Alliant also filed with the FERC a copy of a Wisconsin-only ISO proposal developed by Wisconsin Public Power Inc.
   (WPPI). Alliant was ordered to include the WPPI proposal in its FERC filing by the Public Service Commission of Wisconsin (PSCW), which reviewed and commented upon Alliant's ISO filing with the FERC as a condition of merger approval in Wisconsin. Alliant's decision to join the Midwest ISO also responds to electric-reliability legislation that was enacted in Wisconsin.

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

   Wisconsin

   WP&L is subject to regulation by the PSCW. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. A number of working groups have been established by the PSCW and these working groups are addressing numerous subjects which need to be resolved before deregulation may proceed.

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

   The PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing funding levels primarily through utility rates by $50 to $75 million statewide. Legislation to implement this proposal is being developed and likely will be introduced in 1998.

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

   Illinois

   IPC and WP&L are subject to regulation by the Illinois Commerce Commission. The State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002. The legislation also requires filing a plan for the assignment of transmission assets in Illinois to an ISO by June 1998. Alliant plans to meet this requirement by joining the Midwest ISO as previously discussed under "Federal Regulation."

   Summary

   Each of the utilities complies with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71) "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71.

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

                          WPLH RESULTS OF OPERATIONS -
              THREE MONTHS ENDED MARCH 31, 1998 VS. MARCH 31, 1997

   Overview

   WPLH reported net income for the first quarter of 1998 of $15.8 million or $0.51 per share, as compared to $21.8 million or $0.71 per share for the first quarter of 1997. The decrease in first quarter 1998 earnings versus first quarter 1997 was primarily the result of lower operating income at WP&L. All references to earnings per share throughout MD&A refer to both basic and diluted earnings per share.

   Gas and electric margins decreased $4.6 and $1.2 million, respectively, in the first quarter of 1998 as compared to the first quarter of 1997. The decrease in gas margin was primarily due to lower weather-driven sales as well as a 2.2% average retail gas rate decrease which went into effect on April 29, 1997. Electric margin declined slightly due to an average retail electric rate decrease of 2.4% and warmer weather which was partially offset by the positive impact on electric margin of reduced purchased power costs. In addition to lower margins, depreciation expense also increased due to property additions and higher depreciation and decommissioning expense associated with the Kewaunee Nuclear Power Plant (Kewaunee), in which WP&L has an ownership interest.

   HDC, parent company of WPLH's nonregulated operations, reported a net loss of $0.7 million for the first quarter of 1998 compared with a net loss of $1.1 million for the first quarter of 1997.

   Electric Operations

   Electric margins and megawatt-hour (MWH) sales for WP&L for the three months ended March 31 were as follows:


                               Revenues and Costs                  MWHs Sold
                                 (In Thousands)        Change    (In Thousands)    Change
                                 1998      1997                    1998  1997
   Residential                 $ 49,755  $ 54,804       (9%)       758    811         (7%)
   Commercial                    25,604    26,799       (4%)       459    467         (2%)
   Industrial                    37,069    35,282        5%      1,041    995          5%
                               --------  --------               ------  ------
       Total from
         ultimate customers     112,428   116,885       (4%)     2,258  2,273         (1%)

   Sales for resale              35,626    38,504       (7%)     1,415  1,387          2%
   Other                          3,256     3,038        7%         17     20        (15%)
                               --------  --------               ------  ------
       Total                    151,310   158,427       (4%)     3,690  3,680          -
                                                                ======  ======    =======
   Electric
     production fuels            28,897    30,074       (4%)
   Purchased power               28,602    33,390      (14%)
                               --------  --------
      Margin                   $ 93,811  $ 94,963       (1%)
                               ========  ========    ======

   Electric margin decreased $1.2 million, or 1%, during the first quarter of 1998 compared with the first quarter of 1997 due to an average retail rate reduction of 2.4% effective April 29, 1997 and reduced residential and commercial sales. The sales decline was primarily due to warmer weather in the first quarter of 1998 compared with the same period in 1997. Partially offsetting the decline in margin was the favorable impact of reduced purchased power costs and reduced electric production fuel costs per MWH in the first quarter of 1998 compared with the same period in 1997. Purchased power costs declined due to Kewaunee being operational in the first quarter of 1998. Kewaunee experienced outages for steam generator repairs for most of the first six months of 1997. Electric production fuel costs per MWH were higher in the first quarter of 1997 due to the increased use of higher cost peaking plants. Various temporary plant outages, including at Kewaunee, during the first quarter of 1997 resulted in increased use of the peaking units.

   Gas Operations

   Gas margins and dekatherm (Dth) sales for WP&L for the three months ended March 31 were as follows:

                                             Revenues and Costs           Dekatherms Sold
                                              (In Thousands)     Change   (In Thousands)      Change
                                             1998       1997              1998   1997
   Residential                             $ 31,010   $ 41,633  (26%)    5,227  6,053         (14%)
   Commercial                                15,237     21,039  (28%)    3,121  3,678         (15%)
   Industrial                                 2,675      3,956  (32%)      602    730         (18%)
   Transportation and other                   1,396      4,951  (72%)    3,829  6,178         (38%)
                                          ---------   --------          ------  ------
      Total                                  50,318     71,579  (30%)    12,779 16,639        (23%)
                                                                        ======= ======      ======
   Cost of gas sold                          30,714     47,382  (35%)
                                          ---------   --------
      Margin                               $ 19,604   $ 24,197  (19%)
                                          =========   ========  ====

   Gas margin declined $4.6 million, or 19%, in the first quarter of 1998 as compared with the first quarter of 1997 primarily due to a reduction in dekatherm sales and an average retail rate reduction of 2.2% effective April 29, 1997. Sales declined 23% primarily as a result of warmer weather in the first quarter of 1998 compared with the first quarter of 1997. The significant decline in transportation and other revenues resulted from both reduced dekatherm sales and an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998, off-system gas sales are reported as a reduction of the cost of gas sold rather than as gas revenue. Off-system gas sales were $6.9 million and $5.4 million in the first quarter of 1998 and 1997, respectively.

   Effective January 1, 1995, the PSCW approved the replacement of the purchased gas adjustment clause with an adjustment mechanism based on a prescribed commodity price index. Fluctuations in WP&L's commodity cost of gas as compared with the price index are subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. The gas incentive mechanism was modified effective April 29, 1997 with Rate Order UR-110 to include a revised sharing mechanism. Under the revised sharing mechanism, 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. Due to favorable gas procurement activities, WP&L realized favorable contributions to gas margin of $0.2 million for the first quarter of 1998 and $0.9 million for the first quarter of 1997.

   Fees, Rents, Non-Utility Energy Sales and Other Revenues

   Fees, rents, non-utility energy sales and other revenues primarily reflect sales and revenues of WPLH's nonregulated subsidiaries, consolidated under HDC. Revenues (in thousands) of the principal businesses of HDC and including WP&L's water operations for the three months ended March 31 were as follows:

                                         1998        1997

          Environmental and
            engineering services       $16,700    $19,527
          Energy marketing                 (18)     7,873
          Other                          4,240      4,282
                                       -------    -------
                                       $20,922    $31,682
                                       =======    =======

   The decline in revenues in the energy marketing business for the first quarter of 1998 was due to the transfer of the power marketing business to a joint venture formed with Cargill Incorporated in July 1997. The environmental and engineering services business experienced a decline in revenues due to a softening market.

   In addition to the revenues of the nonregulated businesses, other revenues also include water revenues of $1.2 million in the first quarter of 1998 and $1.0 million in the first quarter of 1997.

   Operating Expenses

   Other operation expense includes expenses related to WP&L, WPLH and the nonregulated businesses of HDC. The distribution of other operation expense (in thousands) was as follows for the three months ended March 31:

                                                 1998        1997
          WP&L                                  $34,003    $32,203
          Nonregulated businesses
            and parent company operations        19,479     32,684
                                                -------    -------
                                                $53,482    $64,887
                                                =======    =======

   Contributing to the decrease for the nonregulated businesses and parent company operations was the transfer of the power marketing business to the joint venture as described above in "Fees, Rents, Non-Utility Energy Sales and Other Revenues" and the softening market for the environmental and engineering services business.

   Other operation expense at WP&L increased as a result of early retirement and employee separation expenses recorded in the first quarter of 1998.

   Depreciation and amortization expense increased due to property additions and higher depreciation and decommissioning expense associated with Kewaunee which were effective in May 1997 ( see "Capital Requirements-Nuclear Facilities" for additional information).

   Interest Expense and Other

   The increase in interest expense and other is primarily the result of increased levels of short-term borrowings.

   Income Taxes

   The decrease in income taxes between periods reflects lower taxable income and a lower effective income tax rate in the first quarter of 1998 compared to the first quarter of 1997. The lower effective income tax rate is a result of an adjustment of prior period taxes.

             PRO FORMA EARNINGS PER SHARE INFORMATION AND HISTORICAL
                                IES AND IPC DATA

   Set forth below is information regarding pro forma earnings per share (basic and diluted) of Alliant and certain historical financial information regarding IES and IPC for the three months ended March 31, 1998 and 1997.

   The earnings per average common share for Alliant on a pro forma basis and for each of WPLH, IES and IPC for the three months ended March 31, 1998 and 1997 were as follows:

                                    1998            1997

    Alliant pro forma combined      $0.43           $0.56
    WPLH                             0.51            0.71
    IES                              0.39            0.41
    IPC                              0.51            0.90

   The slight decrease in IES's earnings per share in the first quarter of 1998 as compared with the first quarter of 1997 was primarily the result of milder weather conditions, one-time Merger-related expenses and increased depreciation expense. The higher expenses were partially offset by lower purchased power capacity costs.

   The decrease in IPC's earnings per share in the first quarter of 1998 as compared with the first quarter of 1997 was primarily the result of significant one-time Merger-related expenses and milder weather conditions.

                         LIQUIDITY AND CAPITAL RESOURCES

   Historical WPLH Analysis

   Cash flows from operating activities at WPLH decreased to $88 million in the first quarter of 1998 compared with $93 million in the first quarter of 1997 primarily due to a reduction in net income. Cash flows used for financing activities were $62 million in the first quarter of 1998 as compared to $61 million in the first quarter of 1997. Cash flows used for investing activities were lower in the first quarter of 1998 as compared with the first quarter of 1997 due to reduced utility construction expenditures, which were partially offset by higher nuclear decommissioning funding levels. Times interest earned before income taxes for WPLH for the first quarter of 1998 was 3.22 compared with 4.59 for the first quarter of 1997.

   Post-Merger Considerations

   The capital requirements of Alliant are primarily attributable to its utility subsidiaries' construction and acquisition programs, its debt maturities and business opportunities of Alliant Industries, Inc. It is anticipated that future capital requirements of Alliant will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. Alliant's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact Alliant's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   Alliant has interests in the international arena. At March 31, 1998, IES had approximately $60 million of investments in foreign entities. At March 31, 1998, WPLH and IPC did not have material foreign investments.
   It is expected that Alliant will continue to explore additional international investment opportunities. Such investments may carry a higher level of risk than Alliant's traditional domestic utility investments or Alliant Industries, Inc.'s domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

   Alliant is expected to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. It is anticipated that Alliant will strive to select investments where the international and other risks are both understood and manageable.

   At March 31, 1998, IES and IPC had investments in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $432 million and $1.9 million (based on a March 31, 1998 closing price of $42.25 per share and compared to a cost basis of $29.0 million and $0.1 million), respectively. Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. IES and IPC have entered into agreements with McLeod which restricts the sale or disposal of their shares without the consent of the McLeod Board of Directors until September and June 1998, respectively.

   The merger partners had certain off-balance sheet financial guarantees and commitments outstanding at March 31, 1998. They generally consist of third-party borrowing arrangements and lending commitments as well as guarantees of financial performance of syndicated affordable housing properties. Management currently believes the possibility of Alliant having to make any material cash payments under these agreements is remote.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and
   costs of external financing, are dependent on  creditworthiness.   The
   debt ratings of Alliant and certain subsidiaries are as follows:

                                                                 Standard
                                                      Moody's        &
                                                                  Poor's

    IESU              - Secured long-term debt          A2          A+
                      - Unsecured long-term debt        A3           A
                      - Commercial paper (a)            P1          A1

    WP&L              - Secured long-term debt         Aa2          AA
                      - Unsecured long-term debt       Aa3          A+
                      - Commercial paper (a)            P1          A1+

    IPC               - Secured long-term debt          A1          A+
                      - Unsecured long-term debt        A2           A
                      - Commercial paper (a)            P1          A1

    Alliant
    Industries, Inc.  - Commercial paper                P2          A1

    Alliant           - Commercial paper (a)            P1          A1


   (a) IESU, WP&L and IPC expect to participate in a utility money pool which will be funded, as needed, through the issuance of commercial paper. This utility money pool is expected to replace the commercial paper programs currently in place at IESU, WP&L and IPC.

   In October 1997, Diversified entered into a 3-Year Credit Agreement with various banking institutions, which has been assumed by Alliant Industries, Inc. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Alliant Industries, Inc.'s commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At March 31, 1998, Diversified had $212 million of borrowings outstanding under this facility with interest rates ranging from 5.68%-5.90%. (Refer to the "Other Matters-Financial Instruments" section for a discussion of several interest rate swaps Alliant Industries, Inc. has entered into relative to $200 million of borrowings under this Agreement). Alliant Industries, Inc. intends to continue borrowing under the renewal options of this facility and no conditions existed at March 31, 1998 that would prevent such borrowings. Accordingly, this debt is classified as long-term. In addition, Alliant Industries, Inc. also has in place a $150 million 364-Day Credit Agreement which is described below.

   Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2002:

                 IESU                                 $185.1
                 IPC                                     8.1
                 WP&L                                   10.8
                 Alliant Industries, Inc.              236.6
                                                    --------
                 Alliant                              $440.6
                                                    ========

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

   The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At March 31, 1998, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:


                                      IESU           IPC        WP&L

             Cumulative Preferred     -            1,238,619  2,700,775
             Cumulative Preference  700,000        2,000,000      -

   The capitalization ratios of WPLH, IES, IPC and Alliant on a pro forma basis were as follows:

                             Alliant
                              Pro             WPLH                IES                   IPC
                              Forma
                             3/31/98     3/31/98 12/31/97   3/31/98  12/31/97     3/31/98 12/31/97
    Common equity            52%            54%     54%         51%      49%        53%       52%
    Preferred stock           4              5       5           1        1          8         8
    Long-term debt           44             41      41          48       50         39        40
                         -------        ------  ------       ------    ------    -----     ------
                            100%           100%    100%        100%     100%       100%      100%


   For interim financing, WP&L, IESU and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt as follows (in millions) at March 31, 1998:

                                             WP&L    IESU     IPC

             Regulatory authorization        $138    $200     $75
             Short-term debt outstanding      $39       -     $12


   WPLH also had an additional $38 million of short-term debt outstanding at March 31, 1998. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, WP&L and IESU also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. Alliant anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   In October 1997, Diversified entered into a 364-Day Credit Agreement with various banking institutions, which agreement has been assumed by Alliant Industries, Inc. The agreement extends through October 20, 1998, with 364 day extensions available upon agreement by the parties. The unborrowed portion of this agreement is also used to support Alliant Industries Inc.'s commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at March 31, 1998.

   In addition to the aforementioned borrowing capability under Alliant Industries, Inc. Credit Agreements, WPLH, IES and IPC had the following bank lines of credit (in millions) at March 31, 1998 available to support borrowings, which lines of credit have been available to Alliant following consummation of the Merger:

                                     WPLH       IES       IPC

             Bank lines of credit    $210       $45       $53
             Amount utilized            -       $11       $12

   Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. From time to time, Alliant may borrow from banks and other financial institutions in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at March 31, 1998.

   Given the above financing flexibility, including Alliant's access to both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

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

   Construction expenditures for WPLH for the three months ended March 31, 1998 were $16.0 million. Alliant's anticipated construction and acquisition expenditures for 1998 are estimated to be approximately $630 million, consisting of approximately $277 million in its utility operations, $190 million for energy-related international investments and $163 million for new business development initiatives at Alliant Industries, Inc. The level of 1998 domestic and international investments could vary significantly from the estimates noted here dependent on actual investment opportunities as well as the timing of the opportunities. It is expected that Alliant will spend approximately $1.2 billion on utility construction and acquisition expenditures during 1999-2002. The strategy related to the construction and acquisition program for Alliant Industries, Inc. during 1999-2002 is currently being finalized. It is expected that Alliant Industries, Inc. will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives.

   Alliant anticipates financing utility construction expenditures during 1998-2002 through internally generated funds supplemented, when required, by outside financing. Funding of a majority of the Alliant Industries, Inc. construction and acquisition expenditures is expected to be completed with external financings.

   Nuclear Facilities

   Alliant owns interests in two nuclear facilities, Kewaunee and the Duane Arnold Energy Center (DAEC). Set forth below is a discussion of certain matters impacting these facilities.

   Kewaunee, a 535-megawatt (nameplate capacity) pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas & Electric Company (MG&E) (17.8%). The Kewaunee operating license expires in 2013.

   In accordance with PSCW authorization, WP&L had deferred $3.1 million at March 31, 1998, associated with Kewaunee steam generator repair costs. In March 1998, the PSCW approved recovery of these costs through a customer surcharge effective April 1, 1998 through May 31, 1998.

   On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million with WP&L's share of the cost being approximately $37.2 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days.

   Notwithstanding PSCW approval of the steam generator replacement, issues related to the continued operation and future ownership of Kewaunee must be resolved before the replacement proceeds. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. WPSC favors replacement at the earliest possible date because of reliability and cost concerns related to steam generator repairs. The co-owners are continuing to discuss resolution of the issues. Background information regarding Kewaunee steam generator repairs is set forth in WPLH's Annual Report on Form 10-K for the year ended December 31, 1997, to which reference is hereby made.

   The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. The revised end-of life of 2002 resulted in higher depreciation and decommissioning expense at WP&L beginning in May 1997, in accordance with the PSCW rate order UR-110. At March 31, 1998, the net carrying amount of WP&L's investment in Kewaunee was approximately $45.9 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $181.3 million and exceeds the trust assets at March 31, 1998 by $51.4 million. The costs of decommissioning are assumed to escalate at an annual rate of 5.83%. WP&L's retail customers in the Wisconsin jurisdiction are responsible for approximately 80% of WP&L's share of Kewaunee costs.

   DAEC, a 520-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is IESU's 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission
   (NRC) minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At March 31, 1998, IESU had $80.5 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

   Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting Alliant's future capital requirements.

   Rates and Regulatory Matters

   In November 1997, as part of its merger approval, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

   WP&L

   In connection with its approval of the Merger, the PSCW accepted a WP&L proposal to freeze rates for four years following the date of the Merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not Merger-related and have a revenue requirement impact of $4.5 million or more. In addition, the electric fuel adjustment clause and purchase gas adjustment clause are not affected by the rate freezes.

   In rate order UR-110, the PSCW approved new rates effective April 29, 1997. On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on the PSCW method approved for calculating return on average common equity, the 13-month average for the period ending March 31, 1998 was 50.07%.

   The retail electric rates are based in part on forecasted fuel and purchased power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if these costs are more than three percent higher than the estimated costs used to establish rates. In WP&L's case, actual fuel costs since May 1997 have been higher than estimated and are expected to remain well above the estimated levels in 1998. As a result, WP&L has asked the PSCW to approve a rate increase. It is expected that the PSCW will issue a decision in the second quarter of 1998. Any increase approved by the PSCW will be implemented on a prospective basis.

   The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to $1.1 million to WP&L. The incentive includes a sharing mechanism, whereby 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

   IESU

   In September 1997, IESU agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and purchase gas adjustment clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether IESU is exceeding a reasonable return on common equity.

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

   IESU has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):

                                         Four-Year      March 31,  December 31,
                                     Recovery Beginning   1998        1997

   Costs incurred through 1993               6/95        $6,167      $7,779
   Costs incurred in 1994 -1995              8/97        28,357      30,924
   Costs incurred from 1/96 - 7/97           8/97        17,955      19,847
   (Over) under collection
       of concurrent recovery                 N/A          (532)        850
                                                        -------    --------
                                                        $51,947     $59,400
                                                        =======    ========

   IPC

   In September 1997, IPC agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and purchase gas adjustment clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and Illinois Commerce Commission to four-year and three-year rate freezes, respectively, commencing on the effective date of the Merger.

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

   IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997. IPC has the following amounts of energy efficiency costs to be recovered in Iowa included in regulatory assets on its Balance Sheets (in thousands):

                                              Four-Year
                                              Recovery
                                              Beginning        March 31, 1998   December31, 1997

   Costs incurred through 1992                  10/94              $608               $912
   Costs incurred in 1993 - 1995                 5/97            15,363             16,576
   Costs incurred from 1/96 - 9/97              10/97             9,143              9,796
                                                                -------            -------
                                                                $25,114            $27,284
                                                                =======            =======


   In addition, IPC had $2.4 million and $2.7 million at March 31, 1998 and December 31, 1997, respectively, included in regulatory assets for energy efficiency recoveries in Minnesota.

   Assuming capture of the Merger-related synergies described under the caption "Merger" above and no significant legislative or regulatory changes affecting its utility subsidiaries, Alliant does not expect the Merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

                                  OTHER MATTERS

   Year 2000

   Alliant utilizes software, embedded systems and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that Alliant's systems continue to meet their internal and customer needs.

   Phase I of the project, which encompassed a review of the necessary software modifications that will need to be made to Alliant's financial and customer systems, has been completed. Alliant currently estimates that the remaining costs to be incurred on this phase of the project will be approximately $4 million to $8 million in the aggregate.

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

   As part of an awareness effort, Alliant has also notified its utility customers of its Year 2000 project efforts. Key suppliers are also being contacted to confirm their Year 2000 readiness plans. Efforts are also underway to develop contingency plans for critical embedded operating systems. Management is currently unable to estimate the costs to be incurred on this phase of the project but believes that the costs will be significant. An estimate of the expenses to be incurred on this phase of the project is expected to be available by the third quarter of 1998.

   The goal of Alliant is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on the financial position or results of operations of Alliant.

   In April 1998, WP&L filed a request with the PSCW requesting deferral treatment of all Year 2000 costs provided those costs exceed $4.5 million. In May 1998, the PSCW approved the deferral of certain costs associated with the Year 2000 issue and required WP&L to submit a request and support for the rate recovery of these costs by November 1, 1998.

   Labor Issues

   The status of the collective bargaining agreements at each of the utilities is as follows at March 31, 1998:


                                                    IESU      WP&L     IPC

   Number of collective bargaining agreements         6        1        3
   Percentage of workforce covered by agreements     50        68      64

   There are two agreements at IESU expiring on July 1, 1998 and the number of employees covered under these agreements is relatively small.

   Financial Instruments

   WPLH has historically had only limited involvement with derivative financial instruments and has not used them for trading purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $30 million at March 31, 1998. WPLH has historically used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L and with the purchases and sales of gas and electric power at the energy marketing subsidiary.

   IES historically had a policy that derivative financial instruments were to be used only to mitigate business risks and not for speculative purposes. Derivatives were used on a very limited basis. At March 31, 1998, IES did not have any material derivatives outstanding.

   On April 23, 1998 Alliant Industries, Inc. successfully competitively bid $200 million of interest rate swaps with six relationship banks. These interest rate swap agreements were entered into to reduce the impact of changes in variable interest rates by converting variable rate borrowings into fixed rate borrowings. Two separate structures of $100 million each were put up for bid. The first structure, a straight 2-year swap, was priced at 5.841%. Under this structure, Alliant Industries, Inc. pays a fixed rate of 5.841% and receives 3-month London Interbank Offer Rate (LIBOR). Payments are made and LIBOR is reset quarterly. The second structure, a 2-year swap with a 1-year extension option, was priced at 5.6891%. This structure is identical to the first structure except the bank has the option to extend the swap an additional year at the end of the second year. The LIBOR set for the initial 3-month period is 5.6875%.

   IPC had no derivatives outstanding at March 31, 1998.

   Alliant is in the process of developing its policy for the use of derivative financial instruments.

   Accounting Pronouncements

   In February 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for determining whether computer software is in fact internal-use software, citing specific examples and situations that answer that preliminary question. Further, it provides guidelines on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.

   Additionally, SOP 98-1 addresses specifics of accounting by discussing expensing versus capitalization of costs, accounting for the costs incurred in the upgrading of the software and amortizing the capitalized cost of software. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a materially adverse impact on Alliant's financial position or results of operations.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. Alliant will be adopting the requirements of this statement in 1999 and does not anticipate any material impact on its financial statements upon adoption.

   Accounting for Obligations Associated with the Retirement of Long-Lived
   Assets

   The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including IESU and WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1997, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. Assuming no significant change in regulatory treatment, IESU and WP&L do not believe that such changes, if required, would have an adverse effect on their financial position or results of operations due to their ability to recover decommissioning costs through rates.

   Inflation

   Alliant does not expect the effects of inflation at current levels to have a significant effect on its financial position or results of operations.

   Environmental

   The pollution abatement programs of IESU, IPC, WP&L, and Alliant Industries, Inc. are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on Alliant's operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

   IESU, IPC and WP&L all have current or previous ownership interests in properties previously associated with the production of gas at manufactured gas plants (MGP) for which they may be liable for investigation, remediation and monitoring costs relating to the sites. A summary of information relating to the sites is as follows:

                                        IESU     IPC     WP&L
   Number of known sites for which
     liability may exist                 34       9         14

   Liability recorded at
     March 31, 1998 (millions)        $32.9    $5.8       $9.1

   Regulatory asset recorded at
     March 31, 1998 (millions)        $32.9    $6.1      $16.1


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

   Each company has recorded environmental liabilities related to the MGP sites; such amounts are based on the best current estimate of the amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites
   where the investigation is in its earlier stages.   Management currently
   estimates the range of costs to be incurred for the investigation, remediation and monitoring of the sites to be approximately $36 million to $84 million. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. While the IUB does not allow for the deferral of MGP-related costs, it has permitted utilities to recover prudently incurred costs. As a result, regulatory assets have been recorded by each company which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, each of IESU, IPC and WP&L believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial positions or results of operations.

   In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement discussions are proceeding with its insurance carriers regarding the recovery of these costs. Settlement has been reached with sixteen carriers, and agreement in principle has been reached with three carriers.
    In 1994, IPC filed a lawsuit against certain of its insurance carriers to recover its MGP-related costs. Settlements have been reached with eight carriers. Both companies are continuing their pursuit of additional recoveries. Amounts received from insurance carriers are being deferred by IESU and IPC pending a determination of the regulatory treatment of such recoveries. WP&L has settled with twelve carriers and is also continuing to pursue additional recoveries from other carriers. The three companies are unable to predict the amount of any additional insurance recoveries they may realize.

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

   In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method, suggested that the Cedar Rapids area could be classified as "nonattainment" for the NAAQS standards established for SO2. The worst-case modeling suggested that two of IESU's generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of IESU's generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, IESU entered into a consent order with the Iowa Department of Natural Resources (IDNR) in the third quarter of 1997 on this issue. IESU agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the next two years of which $1.5 million is included in the anticipated 1998 capital requirements and $1.0 million is included in the anticipated 1999 capital requirements) at one of the facilities. The IDNR approved the consent order in the fourth quarter of 1997 and it is expected to be approved by the EPA in the second quarter of 1998.

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

   Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids, Iowa. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which includes equipment modifications and contemplates operational changes. In addition, IESU has committed to submitting a PSD permit application in the second quarter of 1998, if necessary. IESU may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

   In March 1998, IPC received a Notice of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. IPC is currently evaluating allegations and is in the process of contacting its regulators to resolve the matter. IPC may be subject to a penalty for exceeding permit limits established for this facility, however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

   Pursuant to an internal review of operations, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa, may require a Clean Air Act, Acid Rain permit and continuous emissions monitoring system (CEMS). IPC has initiated discussions with its regulators, is continuing its internal review of historical operations and communications on the matter, and has discontinued operation of the unit, pending resolution of the issues. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permit previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, management is unable to predict whether the United States Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on Alliant's operations.

   The Nuclear Waste Policy Act of 1982 (NWPA) assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund (NWF) held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. IESU and WP&L are evaluating and pursuing multiple options, including litigation and legislation to protect their customers and the contractual and statutory rights that are diminished by delays in the DOE program.

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

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at March 31, 1998 was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount. WP&L is also recovering these costs from its customers and at March 31, 1998 had a regulatory asset and a liability of $5.9 million and $5.1 million recorded, respectively.

   Whiting Petroleum Corporation (Whiting), a wholly-owned subsidiary of Alliant Industries, Inc., is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $14 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted, resulting in a recorded liability of $8.9 million at March 31, 1998.

   Power Supply

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of steps to improve electric reliability in the state. Wisconsin enacted electric reliability legislation in April 1998. The legislation has the goal of assuring reliable electric energy for Wisconsin. The new law, effective September 1, 1998, requires Wisconsin utilities to join a regional independent system operator for transmission by the year 2000, allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities.

   On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In response to this order, WP&L has issued a Request for Proposal (RFP) for contracts to provide WP&L with an additional 150 MW of electric capacity beginning as early as June 1, 1999. WP&L anticipates its RFP will result in a purchased power arrangement with a contract period of three to eight years and contract extension or "rollover" options. WP&L expects to award the contract at the end of the second quarter of 1998.

   Utility officials noted that it will take time to get new transmission and power plant projects approved and built. While utility officials fully expect to meet customer demands in 1998 and 1999, problems still could arise if there are unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK.

            Not Applicable.

                           PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   IESU

   IESU is in discussions with the regulators regarding certain environmental permit issues. For a discussion of these matters, see MD&A above, which information is incorporated herein by reference.

   IPC

   In March 1998, IPC received a Notice of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. IPC is currently evaluating allegations and is in the process of contacting its regulators to resolve the matter. IPC may be subject to a penalty for exceeding permit limits established for this facility, however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

   IPC also is in discussions with the regulators regarding an environmental permit and related issues at a generating facility in Dubuque, Iowa. For a discussion of this matter, see MD&A above, which information is incorporated herein by reference.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                 27  Financial Data Schedule

            (b)  Reports on Form 8-K:


   Interstate Energy Corporation filed a Current Report on Form 8-K, dated April 21, 1998, reporting (under Item 2) the consummation of the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company. Under Item 7(a), historical financial statements for IES Industries Inc. and Interstate Power Company were incorporated by reference and under Item 7(b) pro forma financial information related to the three-way business combination was included.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1998.


   Interstate Energy Corporation


   By: /s/ Thomas M. Walker               Executive Vice President and Chief
   Thomas M. Walker                       Financial Officer (Principal
                                          Financial Officer)



   By:  /s/ John E. Ebright               Vice President-Controller
   John E. Ebright                        (Principal Accounting Officer)