Form 10-Q
period 1998-06-30
INTERSTATE ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1998-08-14
CIK 352541, 52485, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998 or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

                   Name of Registrant, State of
                   Incorporation,                              IRS Employer
   Commission      Address of Principal Executive Offices and  Identification
   File Number     Telephone Number                            Number
   1-9894          INTERSTATE ENERGY CORPORATION               39-1380265
                   (a Wisconsin corporation)
                   222 West Washington Avenue
                   Madison, Wisconsin  53703
                   Telephone (608)252-3311

   0-4117-1        IES UTILITIES INC.                          42-0331370
                   (an Iowa corporation)
                   Alliant Tower
                   Cedar Rapids, Iowa  52401
                   Telephone (319)398-4411

   0-337           WISCONSIN POWER AND LIGHT COMPANY           39-0714890
                   (a Wisconsin corporation)
                   222 West Washington Avenue
                   Madison, Wisconsin  53703
                   Telephone (608)252-3311

                   WPL Holdings, Inc.
                   (Former name of Interstate Energy
                   Corporation)

   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past (90) days.
     Yes   X       No _____

   This combined Form 10-Q is separately filed by Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

   Number of shares outstanding of each class of common stock as of July 31, 1998:

   Interstate Energy             Common stock, $.01 par value, 76,907,499
   Corporation                   shares outstanding

   IES Utilities Inc.            Common stock, $2.50 par value, 13,370,788
                                 shares outstanding (all of which are owned beneficially and of record by Interstate
                                 Energy Corporation)

   Wisconsin Power and Light     Common stock, $5 par value, 13,236,601
   Company                       shares outstanding (all of which are owned
                                 beneficially and of record by Interstate
                                 Energy Corporation)

                                    CONTENTS

                                                               Page
   Part I.        Financial Information

          Item 1.   Consolidated Financial Statements

                    Interstate Energy Corporation:
                    Consolidated Statements of Income for the
                      Three and Six Months Ended
                      June 30, 1998 and 1997                   6
                    Consolidated Balance Sheets as of June
                      30, 1998 and December 31, 1997           7
                    Consolidated Statements of Cash Flows for
                      the Six Months Ended
                      June 30, 1998 and 1997                   9
                    Notes to Consolidated Financial
                      Statements                               10

                    IES Utilities Inc.:
                    Consolidated Statements of Income for the
                      Three and Six Months Ended
                      June 30, 1998 and 1997                   13
                    Consolidated Balance Sheets as of June
                      30, 1998 and December 31, 1997           14
                    Consolidated Statements of Cash Flows for
                      the Six Months Ended
                      June 30, 1998 and 1997                   16
                    Notes to Consolidated Financial
                      Statements                               17

                    Wisconsin Power and Light Company:
                    Consolidated Statements of Income for the
                      Three and Six Months Ended
                      June 30, 1998 and 1997                   19
                    Consolidated Balance Sheets as of June
                      30, 1998 and December 31, 1997           20
                    Consolidated Statements of Cash Flows for
                      the Six Months Ended
                      June 30, 1998 and 1997                   22
                    Notes to Consolidated Financial
                      Statements                               23

          Item 2.   Management's Discussion and Analysis of
                      Financial Condition and
                      Results of Operations                    24

          Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                        59

   Part II.  Other Information                                 59

          Item 1.   Legal Proceedings                          59

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                         60

          Item 5.   Other Information                          62

          Item 6.   Exhibits and Reports on Form 8-K           63

                    Signatures                                 72

                                   DEFINITIONS

   Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

   Abbreviation or Acronym     Definition

   AICPA                       American Institute of Certified Public
                                 Accountants
   Alliant Industries          Alliant Industries, Inc.

   Alliant Services            Alliant Services Company

   DAEC                        Duane Arnold Energy Center

   Diversified                 IES Diversified Inc.

   DOE                         U.S. Department of Energy

   Dth                         Dekatherm

   EAC                         Energy Adjustment Clause

   EPA                         United States Environmental Protection
                                 Agency
   FASB                        Financial Accounting Standards Board

   FERC                        Federal Energy Regulatory Commission

   HDC                         Heartland Development Corporation

   IDNR                        Iowa Department of Natural Resources

   IEC                         Interstate Energy Corporation

   IEPC                        Iowa Environmental Protection Commission

   IES                         IES Industries Inc.

   IESU                        IES Utilities Inc.

   IPC                         Interstate Power Company

   ISO                         Independent System Operator

   IUB                         Iowa Utilities Board

   Kewaunee                    Kewaunee Nuclear Power Plant

   LIBOR                       London Interbank Offer Rate

   McLeod                      McLeodUSA Inc.

   MD&A                        Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations

   MG&E                        Madison Gas and Electric Company

   MGP                         Manufactured Gas Plants

   Midwest ISO                 Midwest Independent System Operator

   MPUC                        Minnesota Public Utilities Commission

   MWH                         Megawatt-Hour

   NOx                         Nitrogen Oxides

   OCA                         Office of Consumer Advocate

   PCB                         Polychlorinated Biphenyl

   PGA                         Purchased Gas Adjustment

   PSCW                        Public Service Commission of Wisconsin

   PSD                         Prevention of Significant Deterioration

   SEC                         Securities and Exchange Commission

   SFAS                        Statement of Financial Accounting Standards

   SIP                         State Implementation Plan

   SO2                         Sulfur Dioxide

   SOP                         Statement of Position

   Whiting                     Whiting Petroleum Corporation

   WP&L                        Wisconsin Power and Light Company

   WPLH                        WPL Holdings, Inc.

   WPSC                        Wisconsin Public Service Corporation

                          INTERSTATE ENERGY CORPORATION


                         PART I - FINANCIAL INFORMATION


                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                INTERSTATE ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                   For the Three Months           For the Six Months
                                      Ended June 30,                Ended June 30,
                                    1998          1997           1998           1997
                                        (in thousands, except per share amounts)

   Operating revenues:
     Electric utility            $  380,414    $  351,399      $  738,165     $  711,394
     Gas utility                     45,267        58,217         175,313        235,815
     Nonregulated and other          65,331        84,226         133,817        210,282
                                   --------      --------       ---------      ---------
                                    491,012       493,842       1,047,295      1,157,491
                                   --------      --------       ---------      ---------

   Operating expenses:
     Electric and steam
       production fuels              69,538        65,382         139,094        140,337
     Purchased power                 73,417        64,048         129,563        127,833
     Cost of utility gas sold        23,907        35,148         101,186        156,711
     Other operation                158,220       147,928         308,370        339,094
     Maintenance                     33,389        33,215          58,647         60,779
     Depreciation and
       amortization                  73,589        63,468         144,153        126,338
     Taxes other than income
       taxes                         26,598        26,333          53,575         52,664
                                   --------      --------       ---------      ---------
                                    458,658       435,522         934,588      1,003,756
                                   --------      --------       ---------      ---------
   Operating income                  32,354        58,320         112,707        153,735
                                   --------      --------       ---------      ---------

   Interest expense and other:

     Interest expense                 32,231       28,434          63,155         56,934
     Allowance for funds used
       during construction           (1,638)       (1,109)         (3,141)        (2,364)
     Preferred dividend
       requirements of
       subsidiaries                   1,675         1,673           3,349          3,346
     Miscellaneous, net              11,035        (1,740)          7,159         (5,213)
                                   --------      --------       ---------      ---------
                                     43,303        27,258          70,522         52,703
                                   --------      --------       ---------      ---------

   Income (loss) before income
      taxes                         (10,949)       31,062          42,185        101,032
                                   --------      --------       ---------      ---------
   Income taxes                      (1,382)       10,203          19,124         37,316
                                   --------      --------       ---------      ---------
   Net income (loss)              $  (9,567)    $  20,859        $ 23,061     $   63,716
                                   ========      ========       =========      =========
   Average number of common
     shares outstanding              76,800        76,133          76,689         76,032
                                   ========      ========       =========     ==========
   Earnings per average common
     share (basic and diluted)     $  (0.12)    $    0.27       $    0.30      $    0.84
                                   ========      ========       =========     ==========
   Dividends declared per
      common share                 $   0.50     $    0.50       $    1.00      $    1.00
                                   ========      ========       =========     ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         INTERSTATE ENERGY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                June 30,      December 31,
   ASSETS                                         1998            1997
                                                     (in thousands)
   Property, plant and equipment:
     Utility -
       Plant in service -
         Electric                             $ 4,771,760      $ 4,733,222
         Gas                                      499,459          495,155
         Other                                    373,197          366,395
                                               ----------       ----------
                                                5,644,416        5,594,772

       Less - Accumulated depreciation          2,751,605        2,631,582
                                               ----------       ----------
                                                2,892,811        2,963,190

       Construction work in progress              115,502           86,511

       Nuclear fuel, net of amortization           48,804           55,777
                                               ----------       ----------
                                                3,057,117        3,105,478
     Other property, plant and equipment,
      net of accumulated   depreciation and
      amortization of $138,792 and $122,058,
      respectively                                379,964          357,435
                                               ----------       ----------
                                                3,437,081        3,462,913
                                               ----------       ----------

   Current assets:
     Cash and temporary cash investments           31,719           27,329
     Accounts receivable:
       Customer, less allowance for doubtful
         accounts  of $2,512 and $2,400,
         respectively                             103,700          123,545
       Other, less allowance for doubtful
         accounts of $287 and $224,
         respectively                              15,331           20,824
     Notes receivable                              17,014           23,410
     Production fuel, at average cost              40,414           40,656
     Materials and supplies, at average cost       50,782           49,845
     Gas stored underground, at average cost       10,132           32,364
     Regulatory assets                             33,251           36,330
     Prepayments and other                         61,972           57,939
                                               ----------       ----------
                                                  364,315          412,242
                                               ----------       ----------

   Investments:
     Investment in McLeodUSA Inc.                 398,995          328,022
     Nuclear decommissioning trust funds          216,316          190,238
     Investment in foreign entities                65,464           57,072
     Other                                         48,742           49,319
                                               ----------       ----------
                                                  729,517          624,651
                                               ----------       ----------
   Other assets:
     Regulatory assets                            326,635          352,365
     Deferred charges and other                    91,771           99,550
                                               ----------       ----------
                                                  418,406          451,915
                                               ----------       ----------
                                              $ 4,949,319      $ 4,951,721
                                               ==========       ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    INTERSTATE ENERGY CORPORATION
                         CONSOLIDATED BALANCE SHEETS (CONTINUED) (UNAUDITED)

                                                                       June 30,        December 31,
   CAPITALIZATION AND LIABILITIES                                        1998              1997
                                                               (in thousands, except share amounts)
   Capitalization:
     Common stock - $.01 par value -
       authorized 200,000,000 shares;
       outstanding 76,874,391 and
       76,481,102 shares, respectively                                $     769        $      765
     Additional paid-in
       capital                                                          881,734           868,903
     Retained earnings                                                  562,266           602,854
     Accumulated other
       comprehensive income                                             215,039           173,512
                                                                      ---------         ---------
       Total common
         equity                                                       1,659,808         1,646,034
                                                                      ---------         ---------
     Cumulative preferred stock of
       subsidiaries:

     Par/Stated   Authorized   Shares      Mandatory
        Value       Shares   Outstanding   Redemption
      $    100        *        449,765         No                        44,977            44,977
      $     25        *        599,460         No                        14,986            14,986
      $     50     466,406     366,406         No                        18,320            18,320
      $     50        **       216,381         No                        10,819            10,819
      $     50        **       545,000        Yes ***                    27,250            27,250
                                                                     ----------        ----------
                                                                        116,352           116,352
       Less:  unamortized expenses                                       (2,919)           (2,983)
                                                                     ----------        ----------
         Total cumulative preferred
           stock of subsidiaries                                        113,433           113,369
                                                                     ----------        ----------
     Long-term debt (excluding
       current portion)                                               1,489,369         1,467,903
                                                                     ----------        ----------
                                                                      3,262,610         3,227,306
                                                                     ----------        ----------

   Current liabilities:

     Current maturities and sinking
       funds                                                             68,985            18,329
     Variable rate demand
       bonds                                                             56,975            56,975
     Commercial paper                                                    77,651           114,500
     Notes payable                                                       36,324            42,000
     Capital lease obligations                                           13,211            13,197
     Accounts payable                                                   157,453           192,634
     Accrued taxes                                                       73,562            78,923
     Other                                                              115,473           133,233
                                                                     ----------        ----------
                                                                        599,634           649,791
                                                                     ----------        ----------

   Other long-term liabilities and
    deferred credits:
     Accumulated deferred income taxes                                  737,837           731,026
     Accumulated deferred investment tax
       credits                                                           80,116            82,862
     Environmental liabilities                                           54,625            62,021
     Customer advances                                                   34,924            36,619
     Capital lease obligations                                           19,338            23,634
     Other                                                              160,235           138,462
                                                                     ----------        ----------
                                                                      1,087,075         1,074,624
                                                                     ----------        ----------
                                                                    $ 4,949,319       $ 4,951,721
                                                                     ==========        ==========

   * 3,750,000 authorized shares in total between the two classes
   ** 2,000,000 authorized shares in total between the two classes
   ***    $53.20 mandatory redemption
          price


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                           INTERSTATE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months
                                                         Ended June 30,
                                                    1998               1997
                                                        (in thousands)
   Cash flows from operating activities:
     Net income                                  $   23,061          $   63,716
     Adjustments to reconcile net income
      to net cash flows
      from operating activities:
       Depreciation and amortization                144,153             126,338
       Amortization of nuclear fuel                   8,555               7,370
       Amortization of deferred energy
         efficiency expenditures                     14,443               3,956
       Deferred taxes and investment tax
         credits                                    (10,847)             (7,157)
       Refueling outage provision                    (9,341)              4,190
       Other                                          3,978               4,184
     Other changes in assets and
      liabilities:
       Accounts receivable                           25,338              41,959
       Notes receivable                               6,396             (14,764)
       Production fuel                                  242              (2,024)
       Materials and supplies                          (937)             (2,144)
       Gas stored underground                        22,232              14,765
       Accounts payable                             (35,181)            (58,419)
       Accrued taxes                                 (5,361)             (1,591)
       Benefit obligations and other                 31,480              15,571
                                                -----------         -----------
          Net cash flows from operating
            activities                              218,211             195,950
                                                -----------         -----------

   Cash flows from (used for) financing
     activities:
       Common stock dividends                       (79,455)            (72,492)
       Proceeds from issuance of common
         stock                                       10,634               8,905
       Net change in Alliant Industries,
         Inc. credit facility                        71,587              18,772
       Proceeds from issuance of other
         long-term debt                               2,516             160,000
       Reductions in other long-term debt            (1,262)            (90,965)
       Net change in short-term
         borrowings                                 (42,525)             (4,274)
       Principal payments under capital
         lease obligations                           (8,116)             (5,665)
       Other                                            (36)             (2,817)
                                                 ----------         -----------
           Net cash flows from (used for)
             financing activities                   (46,657)             11,464
                                                 ----------         -----------

   Cash flows used for investing
     activities:
       Construction and acquisition
        expenditures:
          Utility                                   (93,508)           (119,715)
          Other                                     (64,845)            (35,670)
       Deferred energy efficiency
        expenditures                                    -                (9,798)
       Nuclear decommissioning trust
        funds                                       (15,863)            (12,992)
       Other                                          7,052               2,165
                                                -----------          ----------
          Net cash flows used for
            investing activities                   (167,164)           (176,010)
                                                -----------          ----------

   Net increase in cash and temporary
      cash investments                                4,390              31,404
                                                -----------          ----------

   Cash and temporary cash investments at
      beginning of period                            27,329              22,817
                                                -----------          ----------

   Cash and temporary cash investments at
      end of period                            $     31,719         $    54,221
                                                ===========         ===========

   Supplemental cash flow information:
       Cash paid during the period for:

          Interest                             $     62,132         $    58,133
                                                ===========          ==========
          Income taxes                         $     45,435         $    48,264
                                                ===========          ==========
       Noncash investing and financing
         activities:
          Capital lease obligations
           incurred                            $      1,271         $       123
                                                ===========          ==========




   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERSTATE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    1. The interim consolidated financial statements included herein have been prepared by IEC, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IEC and its consolidated subsidiaries (WP&L, IESU, IPC, Alliant Industries and Alliant Services). These statements are prepared on the basis of accounting for the merger of WPLH, IES and IPC, which was effective on April 21, 1998, as a pooling of interests. Certain adjustments have been made to the prior period amounts as part of the restatement to reflect the pooling of interests transaction. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPLH's, WP&L's, IES's, IESU's and IPC's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

   2. On January 1, 1998, IEC adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires reporting a total for comprehensive income which includes: (a) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115, (b) foreign currency translation adjustments accounted for under SFAS 52, and (c) minimum pension liability adjustments made pursuant to SFAS 87. Prior years have been restated to conform to the SFAS 130 requirements. IESU and WP&L had no comprehensive income in the periods presented.

        IEC's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                            For the Three Months        For the Six Months
                               Ended June 30,             Ended June 30,
                              1998        1997        1998         1997

   Net income (loss)       $  (9,567)  $  20,859    $  23,061   $  63,716

     Other comprehensive
      income (loss), net
      of tax:
        Unrealized gain
         (loss) on
         securities
         (Note 1)            (20,358)      -           41,471       -
        Foreign currency
         translation
         adjustments               1       -               56       -
                             -------    -------      --------     ------
          Other
           comprehensive
           income (loss),
           net of tax        (20,357)      -           41,527       -
                             -------    -------      --------    -------
   Comprehensive income
     (loss)                $ (29,924)  $ 20,859     $  64,588   $ 63,716
                            ========    =======      ========    =======


   Note 1: Adjustment to the estimated fair value each quarter of IEC's investment in McLeod.

   3. In accordance with an order from the PSCW, effective January 1, 1998, off-system gas sales for WP&L are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenue. In 1997, off-system gas sales were included in the Consolidated Statements of Income as gas revenue.

   4. WPLH, as the surviving corporation in the merger, changed its name to IEC. In connection with the merger, the number of authorized shares of IEC common stock was increased to 200,000,000. See Item 2, "MD&A
        - Merger" for additional information.

   5. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain nondeductible expenses.

                               IES UTILITIES INC.

                         PART I - FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           IES UTILITIES INC.
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          For the Three Months               For the Six Months
                                             Ended June 30,                    Ended June 30,
                                         1998             1997              1998            1997
                                                             (in thousands)
   Operating revenues:
     Electric utility                  $   147,640      $   137,691      $   288,290     $   274,977
     Gas utility                            20,921           25,776           81,316         107,203
     Steam and other                         6,172            6,156           13,405          13,841
                                        ----------      -----------       ----------     -----------
                                           174,733          169,623          383,011         396,021
                                        ----------      -----------       ----------     -----------
   Operating expenses:
     Electric and steam production
       fuels                                21,284           26,532           51,933          56,413
     Purchased power                        25,768           15,050           36,817          33,723
     Cost of gas sold                       10,782           15,788           48,439          76,579
     Other operation                        44,869           38,026           91,871          74,256
     Maintenance                            13,960           12,644           24,951          25,450
     Depreciation and amortization          23,907           23,294           48,242          46,764
     Taxes other than income taxes          12,407           11,715           24,713          23,607
                                        ----------      -----------       ----------     -----------
                                           152,977          143,049          326,966         336,792
                                        ----------      -----------       ----------     -----------
   Operating income                         21,756           26,574           56,045          59,229
                                        ----------      -----------       ----------     -----------

   Interest expense and other:
     Interest expense                       12,955           12,768           26,030          25,075
     Allowance for funds used
       during construction                    (801)            (372)          (1,566)           (767)
     Miscellaneous, net                      4,167            1,883            4,446           1,530
                                        ----------      -----------      -----------     -----------
                                            16,321           14,279           28,910          25,838
                                        ----------      -----------       ----------     -----------
   Income before income taxes                5,435           12,295           27,135          33,391
                                        ----------      -----------       ----------     -----------
   Income taxes                              2,474            5,404           12,515          14,649
                                        ----------      -----------       ----------     -----------
   Net income                                2,961            6,891           14,620          18,742
                                        ----------      -----------       ----------     -----------

   Preferred dividend requirements             229              229              457             457
                                        ----------      -----------       ----------     -----------
   Earnings available for common
     stock                              $    2,732     $      6,662     $     14,163     $    18,285
                                        ==========      ===========       ==========      ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 IES UTILITIES INC.
                            CONSOLIDATED BALANCE SHEETS

                                                    June 30,
                                                      1998          December 31,
    ASSETS                                        (Unaudited)           1997
                                                         (in thousands)
   Property, plant and equipment:
     Utility -
       Plant in service -
         Electric                                  $ 2,092,687       $ 2,072,866
         Gas                                           189,821           187,098
         Steam                                          55,374            55,374
         Common                                         95,306            90,342
                                                    ----------        ----------
                                                     2,433,188         2,405,680
       Less - Accumulated depreciation               1,166,953         1,115,261
                                                    ----------        ----------
                                                     1,266,235         1,290,419
       Construction work in progress                    53,414            38,923
       Leased nuclear fuel, net of
         amortization                                   32,454            36,731
                                                    ----------        ----------
                                                     1,352,103         1,366,073
     Other property, plant and equipment, net
       of accumulated depreciation and
       amortization of $1,839 and $1,709,
       respectively                                      5,632             5,762
                                                    ----------        ----------
                                                     1,357,735         1,371,835
                                                    ----------        ----------
   Current assets:
     Cash and temporary cash investments                24,391               230
     Temporary cash investments with
       associated companies                             13,343               -
     Accounts receivable:
       Customer, less allowance for doubtful
         accounts of $946 and $630,
         respectively                                    4,693            29,259
       Associated companies                              1,843               907
       Other, less allowance for doubtful
         accounts of $287 and $224,
         respectively                                    6,744             9,235
     Production fuel, at average cost                   10,183            10,579
     Materials and supplies, at average cost            23,151            22,976
     Gas stored underground, at average cost             2,136            17,192
     Regulatory assets                                  33,251            36,330
     Prepayments and other                               9,334            11,680
                                                   -----------        ----------
                                                       129,069           138,388
                                                   -----------        ----------

   Investments:
     Nuclear decommissioning trust funds                83,781            77,882
     Other                                               5,572             5,167
                                                   -----------        ----------
                                                        89,353            83,049
                                                   -----------        ----------
   Other assets:
     Regulatory assets                                 146,261           163,264
     Deferred charges and other                         10,149            12,393
                                                   -----------       -----------
                                                       156,410           175,657
                                                   -----------       -----------
                                                  $  1,732,567      $  1,768,929
                                                   ===========       ===========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                  IES UTILITIES INC.
                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                     June 30,
                                                       1998           December 31,
   CAPITALIZATION AND LIABILITIES                   (Unaudited)           1997
                                                (in thousands, except share amounts)
   Capitalization:
     Common stock - par value $2.50 per share -
       authorized 24,000,000 shares; 13,370,788
       shares outstanding                           $    33,427         $   33,427
     Additional paid-in capital                         279,042            279,042
     Retained earnings                                  228,540            233,216
                                                     ----------         ----------
       Total common equity                              541,009            545,685
     Cumulative preferred stock, not
       mandatorily redeemable - par value
       $50 per share - authorized 466,406
       shares; 366,406 shares outstanding                18,320             18,320
     Long-term debt (excluding current portion)         601,842            651,848
                                                    -----------        -----------
                                                      1,161,171          1,215,853
                                                    -----------        -----------
   Current liabilities:
     Current maturities and sinking funds                50,140                140
     Capital lease obligations                           13,197             13,183
     Accounts payable                                    24,130             60,546
     Accounts payable to associated companies            28,964              2,736
     Accrued payroll and vacations                        7,556              7,615
     Accrued interest                                    12,245             12,230
     Accrued taxes                                       45,262             58,996
     Accumulated refueling outage provision               1,265             10,606
     Environmental liabilities                            5,415              4,054
     Other                                               17,643             11,533
                                                    -----------        -----------
                                                        205,817            181,639
                                                    -----------        -----------

   Other long-term liabilities and deferred
      credits:
     Accumulated deferred income taxes                  232,493            238,829
     Accumulated deferred investment tax
       credits                                           30,540             31,838
     Environmental liabilities                           34,819             38,256
     Pension and other benefit obligations               26,361             17,334
     Capital lease obligations                           19,257             23,548
     Other                                               22,109             21,632
                                                     ----------         ----------
                                                        365,579            371,437
                                                     ----------         ----------
                                                    $ 1,732,567        $ 1,768,929
                                                     ==========         ==========



   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                IES UTILITIES INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Six Months
                                                        Ended June 30,
                                                   1998               1997
                                                        (in thousands)
   Cash flows from operating activities:
     Net income                                 $    14,620        $    18,742
     Adjustments to reconcile net income to
      net cash flows from operating
      activities:
        Depreciation and amortization                48,242             46,764
        Amortization of nuclear fuel                  5,549              7,109
        Amortization of deferred energy
          efficiency expenditures                    10,103              2,944
        Deferred taxes and investment tax
          credits                                    (4,040)            (9,746)
        Refueling outage provision                   (9,341)             4,190
        Other                                           536              2,466
     Other changes in assets and
       liabilities:
        Accounts receivable                          26,121             12,243
        Production fuel                                 396               (356)
        Materials and supplies                         (175)              (950)
        Gas stored underground                       15,056              8,218
        Accounts payable                            (10,188)           (29,936)
        Accrued taxes                               (13,734)             2,309
        Adjustment clause balances                    2,157             15,067
        Benefit obligations and other                20,223             (1,187)
                                                 ----------        -----------
          Net cash flows from operating
            activities                              105,525             77,877
                                                 ----------         ----------

   Cash flows used for financing activities:
       Common stock dividends                       (14,000)           (28,000)
       Preferred stock dividends                       (457)              (457)
       Proceeds from issuance of long-term
         debt                                           -               55,000
       Reductions in long-term debt                    (140)           (63,140)
       Net change in short-term borrowings              -               15,000
       Principal payments under capital
         lease obligations                           (8,116)            (5,665)
       Other                                            -                 (112)
                                                 ----------        -----------
         Net cash flows used for financing
           activities                               (22,713)           (27,374)
                                                 ----------        -----------

   Cash flows used for investing activities:
       Construction expenditures                    (42,404)           (48,258)
       Deferred energy efficiency
         expenditures                                   -               (7,530)
       Nuclear decommissioning trust funds           (3,004)            (3,004)
       Other                                            100                 62
                                                 ----------        -----------
         Net cash flows used for investing
          activities                                (45,308)           (58,730)
                                                 ----------        -----------
   Net increase (decrease) in cash and
      temporary cash investments                     37,504             (8,227)
                                                 ----------        -----------

   Cash and temporary cash investments at
      beginning of period                               230             11,608
                                                 ----------        -----------

   Cash and temporary cash investments at
      end of period                              $   37,734        $     3,381
                                                 ==========        ===========

   Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                  $   24,702        $    24,142
                                                  =========         ==========
       Income taxes                              $   33,468        $    31,876
                                                  =========         ==========
     Noncash investing and financing
       activities - Capital lease
       obligations incurred                      $    1,271        $       123
                                                  =========         ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               IES UTILITIES INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU. IEC Note 3 does not relate to IESU and, therefore, is not incorporated by reference.

   1. The interim consolidated financial statements included herein have been prepared by IESU, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IESU and its consolidated wholly-owned subsidiary, IES Ventures Inc. IESU is a subsidiary of IEC. These statements are prepared on the basis of accounting for the merger of WPLH, IES and IPC, which was effective on April 21, 1998, as a pooling of interests. Certain adjustments have been made to the prior period amounts as part of the restatement to reflect the pooling of interests transaction. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IESU's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, have been made. Because of the seasonal nature of IESU's operations, results for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

                        WISCONSIN POWER AND LIGHT COMPANY

                         PART I - FINANCIAL INFORMATION

                   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   WISCONSIN POWER AND LIGHT COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         For the Three Months               For the Six Months
                                            Ended June 30,                    Ended June 30,
                                         1998             1997             1998            1997
                                                             (in thousands)
   Operating revenues:
     Electric utility                 $    154,314     $   151,306       $  305,624     $   309,733
     Gas utility                            16,943          23,633           67,261          95,212
     Water                                   1,252           1,126            2,428           2,125
                                        ----------     -----------       ----------     -----------
                                           172,509         176,065          375,313         407,070
                                        ----------     -----------       ----------     -----------

   Operating expenses:
     Electric production fuels              29,471          28,329           58,368          58,403
     Purchased power                        30,238          33,679           58,839          67,070
     Cost of gas sold                        8,515          13,884           39,229          61,266
     Other operation                        39,894          30,880           73,897          65,277
     Maintenance                            14,479          14,882           24,447          25,161
     Depreciation and amortization          31,580          25,539           60,838          50,376
     Taxes other than income taxes           7,504           7,990           15,215          15,417
                                        ----------     -----------       ----------     -----------
                                           161,681         155,183          330,833         342,970
                                        ----------     -----------       ----------     -----------
   Operating income                         10,828          20,882           44,480          64,100
                                        ----------     -----------       ----------     -----------

   Interest expense and other:
     Interest expense                         8,984          5,877           17,367          13,882
     Allowance for funds used
       during construction                    (742)           (680)          (1,398)         (1,521)
     Miscellaneous, net                      3,142          (2,448)           1,276          (4,818)
                                        ----------     -----------       ----------     -----------
                                            11,384           2,749           17,245           7,543
                                        ----------     -----------       ----------     -----------
   Income (loss) before income
      taxes                                   (556)         18,133           27,235          56,557
                                        ----------     -----------       ----------     -----------
   Income taxes                                677           7,089           10,870          22,162
                                        ----------     -----------       ----------     -----------
   Net income (loss)                        (1,233)         11,044           16,365          34,395
                                        ----------     -----------       ----------     -----------
   Preferred dividend requirements             828             828            1,656           1,656
                                        ----------     -----------       ----------     -----------
   Earnings available for common
      stock                            $    (2,061)    $    10,216       $   14,709      $   32,739
                                        ==========     ===========       ==========     ===========




   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                         CONSOLIDATED BALANCE SHEETS

                                              June 30,
                                                1998          December 31,
   ASSETS                                    (Unaudited)          1997
                                                    (in thousands)
   Property, plant and equipment:
     Utility -
       Plant in service -
         Electric                             $ 1,802,936     $  1,790,641
         Gas                                      239,079          237,856
         Water                                     25,881           24,864
         Common                                   196,632          195,815
                                               ----------       ----------
                                                2,264,528        2,249,176
       Less - Accumulated depreciation          1,118,076        1,065,726
                                               ----------       ----------
                                                1,146,452        1,183,450
       Construction work in progress               51,961           42,312
       Nuclear fuel, net of amortization           16,349           19,046
                                               ----------       ----------
                                                1,214,762        1,244,808
     Other property, plant and equipment,
       net of accumulated depreciation and
       amortization of $40 and $44,
       respectively                                   787              684
                                               ----------       ----------
                                                1,215,549        1,245,492
                                               ----------       ----------

   Current assets:
     Cash and temporary cash investments            1,928            2,492
     Accounts receivable:
       Customer                                     6,672           20,928
       Associated companies                         1,958            5,017
       Other                                        8,587           11,589
     Production fuel, at average cost              16,455           18,857
     Materials and supplies, at average
       cost                                        19,559           19,274
     Gas stored underground, at average
       cost                                         6,772           12,504
     Prepayments and other                         36,611           26,977
                                               ----------       ----------
                                                   98,542          117,638
                                               ----------       ----------

   Investments:
     Nuclear decommissioning trust funds          132,534          112,356
     Other                                         14,499           14,877
                                               ----------      -----------
                                                  147,033          127,233
                                               ----------      -----------

   Other assets:

     Regulatory assets                            117,183          120,826
     Deferred charges and other                    49,721           53,415
                                               ----------       ----------
                                                  166,904          174,241
                                               ----------       ----------
                                              $ 1,628,028      $ 1,664,604
                                               ==========       ==========




   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      WISCONSIN POWER AND LIGHT COMPANY
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                              June 30,
                                                1998          December 31,
   CAPITALIZATION AND LIABILITIES            (Unaudited)          1997
                                         (in thousands, except share amounts)
   Capitalization:
     Common stock - par value $5 per
       share - authorized
       18,000,000 shares; 13,236,601
       shares outstanding                     $   66,183       $    66,183
     Additional paid-in capital                  199,334           199,170
     Retained earnings                           305,925           320,386
                                              ----------        ----------
       Total common equity                       571,442           585,739
                                              ----------        ----------
     Cumulative preferred stock, not
       mandatorily redeemable -
       without par value - authorized
       3,750,000 shares, maximum
       aggregate stated value
       $150,000,000:
         $100 stated value - 449,765
           shares outstanding                     44,977            44,977
         $ 25 stated value - 599,460
           shares outstanding                     14,986            14,986
                                              ----------        ----------
           Total cumulative preferred
            stock                                 59,963            59,963
                                              ----------        ----------
     Long-term debt (excluding current
       portion)                                  354,586           354,540
                                              ----------        ----------
                                                 985,991         1,000,242
                                              ----------        ----------

   Current liabilities:
     Current maturities and sinking
       funds                                       8,899             8,899
     Variable rate demand bonds                   56,975            56,975
     Commercial paper                                -              81,000
     Notes payable to associated
       companies                                  57,303               -
     Accounts payable                             65,601            85,617
     Accounts payable to associated
       companies                                  20,170               -
     Accrued payroll and vacations                11,557            12,221
     Accrued interest                              6,315             6,317
     Other                                        23,231            25,162
                                              ----------        ----------
                                                 250,051           276,191
                                              ----------        ----------

   Other long-term liabilities and
    deferred credits:
     Accumulated deferred income taxes           249,853           251,709
     Accumulated deferred investment tax
      credits                                     34,105            35,039
     Customer advances                            32,587            34,240
     Environmental liabilities                     8,943             9,238
     Other                                        66,498            57,945
                                               ---------        ----------
                                                 391,986           388,171
                                               ---------        ----------
                                             $ 1,628,028       $ 1,664,604
                                               =========         =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       For the Six Months
                                                          Ended June 30,
                                                       1998            1997
                                                         (in thousands)

   Cash flows from operating activities:
     Net income                                    $   16,365     $    34,395
     Adjustments to reconcile net income to net
      cash flows from operating activities:
        Depreciation and amortization                  60,838          50,376
        Amortization of nuclear fuel                    3,006             261
        Deferred taxes and investment tax
          credits                                      (1,736)           (361)
        Other                                            (971)         (1,135)
     Other changes in assets and liabilities:
        Accounts receivable                            20,317          15,254
        Production fuel                                 2,402          (2,782)
        Gas stored underground                          5,732           4,923
        Prepayments and other                          (9,634)            (61)
        Accounts payable                                  154          (7,730)
        Benefit obligations and other                  13,279            (841)
                                                    ---------      ----------
          Net cash flows from operating
            activities                                109,752          92,299
                                                    ---------      ----------

   Cash flows from (used for) financing
      activities:
       Common stock dividends                         (29,170)        (41,480)
       Preferred stock dividends                       (1,656)         (1,656)
       Proceeds from issuance of long-term debt           -           105,000
       Net change in short-term borrowings            (23,697)        (46,000)
       Other                                              -            (2,622)
                                                   ----------     -----------
         Net cash flows from (used for)
           financing activities                       (54,523)         13,242
                                                   ----------     -----------

   Cash flows used for investing activities:
       Construction expenditures                      (38,980)        (60,563)
       Nuclear decommissioning trust funds            (12,859)         (9,988)
       Other                                           (3,954)         (4,046)
                                                   ----------      ----------
         Net cash flows used for investing
           activities                                 (55,793)        (74,597)
                                                   ----------      ----------

   Net increase (decrease) in cash and
      temporary cash investments                         (564)         30,944
                                                   ----------      ----------

   Cash and temporary cash investments at
      beginning of period                               2,492           4,167
                                                   ----------      ----------
   Cash and temporary cash investments at end
     of period                                    $     1,928    $     35,111
                                                   ==========     ===========

   Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                  $     13,085   $      14,646
                                                   ==========    ============
       Income taxes                              $     22,784   $      17,748
                                                   ==========    ============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

   1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary. WP&L is a subsidiary of IEC. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

        In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     MERGER

   In April 1998, IES, WPLH and IPC completed a three-way merger (Merger) forming IEC. IEC is currently doing business as Alliant Corporation. In connection with the Merger, IES was merged with and into WPLH forming IEC, and IPC became a subsidiary of IEC. In addition, following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (HDC and Diversified, respectively) were merged. The resulting company from this merger is Alliant Industries. As a result of the Merger, the first tier subsidiaries of IEC include: WP&L, IESU, IPC, Alliant Industries and Alliant Services (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, IEC is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935. Certain additional information regarding the Merger is included in the Current Report on Form 8-K, dated April 21, 1998, filed by IEC with the Securities and Exchange Commission.

   As part of the approval process for the Merger, IEC agreed to various rate freezes and rate caps implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion). Assuming capture of the anticipated merger-related synergies and no significant legislative or regulatory changes affecting IEC, IEC does not expect the merger-related electric and natural gas price freezes to have a material adverse effect on its financial position or results of operations.

   This MD&A includes information relating to IEC, IESU, and WP&L (as well as IPC and Alliant Industries). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

                           FORWARD-LOOKING STATEMENTS

   Statements contained in this Quarterly Report on Form 10-Q (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, IEC, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of IEC's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of IEC to successfully integrate the operations of the parties to the Merger and unanticipated costs associated therewith, unanticipated costs associated with certain environmental remediation efforts being undertaken by IEC, technological developments and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

   IEC competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

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

   Legislative action which would allow customers to choose their electric energy supplier is not expected in Wisconsin, Iowa or Minnesota this year. Nationwide, however, 18 states (including Illinois and Michigan) have adopted legislative or regulatory plans to implement electric utility competition. In March 1998, the Clinton Administration unveiled its electric utility competition plan, proposing that states implement customer choice by January 1, 2003.

   IEC realized 54%, 41%, 3% and 2% of its electric utility revenues in the six months ended June 30, 1998 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 86% of the electric revenues were regulated by the respective state commissions while the other 14% were regulated by the FERC. IEC realized 57%, 37%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

   IESU realized all of its electric and gas utility revenues in Iowa in the first and second quarters of 1998. During the six months ended June 30, 1998, approximately 93% of the electric revenues were regulated by the IUB while the other 7% were regulated by the FERC.

   WP&L realized 98% of its electric utility revenues in the six months ended June 30, 1998 in Wisconsin and 2% in Illinois. Approximately 77% of the electric revenues in the first six months of 1998 were regulated by the PSCW and the ICC while the other 23% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in the first six months of 1998 in Wisconsin and 4% in Illinois.

   Federal Regulation

   WP&L, IESU and IPC are subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. In March 1997, FERC issued orders on rehearing for Orders 888 and 889 (Orders 888-A and 889-A). In response to FERC Orders 888 and 888-A, Alliant Services, on behalf of WP&L, IESU and IPC, filed an Open Access Transmission Tariff (Tariff) that complies with the orders. The Tariff supersedes the transmission tariffs previously filed by the three utilities. Upon receiving the final merger-related regulatory order, a compliance tariff was filed by Alliant Services with the FERC. This filing was made to comply with the FERC's merger order. In response to FERC Orders 889 and 889-A, WP&L, IESU and IPC are participating in a regional Open Access Same-Time Information System.

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

   In April 1998, IEC submitted an application to join the Midwest ISO for electric transmission and advised the FERC of its decision. The Midwest ISO initially was filed with the FERC by nine energy companies in January 1998. It would establish independent operation and control of the electric transmission system across a broad geographic area spanning from West Virginia to Missouri. All buyers and sellers of electricity would have open access to the transmission system governed by the Midwest ISO.

   The FERC must review and approve the Midwest ISO proposal. As part of its Merger proceedings, the FERC accepted IEC's offer to file an ISO proposal in early 1998. IEC believes that its decision to join the Midwest ISO satisfies FERC requirements. IEC also filed with the FERC a copy of a Wisconsin-only ISO proposal developed by Wisconsin Public Power Inc. IEC was ordered to include the Wisconsin Public Power Inc. proposal in its FERC filing by the PSCW, which reviewed and commented upon IEC's ISO filing with the FERC as a condition of Merger approval in Wisconsin.
   IEC's decision to join the Midwest ISO also responds to electric-reliability legislation that was enacted in Wisconsin.

   In June 1998, the PSCW revised the ten ISO standards it developed in 1996 and consolidated them into four new principles. The PSCW commented that the four new principles establish a reasonable and proper basis for providing Wisconsin public utilities and others with guidance for participating in an ISO under Wisconsin Statutes. Although the PSCW found that the Midwest ISO does not meet its new principles, many industry observers believe that the FERC will have final jurisdiction as to the design and membership of ISOs.

   State Regulation

   Iowa

   IESU and IPC are subject to regulation by the IUB. The IUB initiated a Notice of Inquiry (Docket No. NOI-95-1) in early 1995 on the subject of "Emerging Competition in the Electric Utility Industry" to address all forms of competition in the electric utility industry and to gather information and perspectives on electric competition from all persons or entities with an interest or stake in the issues. The IUB staff's report in this docket was accepted by the IUB, finding, in part, that there is no compelling reason to move quickly into restructuring the electric utility industry in Iowa, based upon the existing level of relative prices. However, the IUB is continuing the analysis and debate on restructuring and retail competition in Iowa.

        On September 10, 1997, the IUB issued an order adopting an "Action Plan to Develop a Competitive Model for the Electric Industry in Iowa." The IUB states in this action plan that while "the IUB has not determined retail competition in the electric industry is in the best interests of Iowa's consumers...", the State of Iowa is likely to be affected by federal or neighboring states' actions so there is a need for the IUB to design a model that suits Iowa's needs. The priority concerns in the plan are public interest issues (an Iowa-specific pilot project, customer information and assessment, environmental impacts, public benefits and transition costs/benefits) and transmission-related issues (transmission and distribution system reliability and transmission system operations). There is no timetable in the action plan. On October 2, 1997, the IUB staff sent to the advisory group (of which IESU and IPC are members) for written comment a set of proposed guidelines for an Iowa-specific electric pilot project that would allow retail access to a "subset of all customer classes." The IUB has also issued an order covering unbundling of natural gas rates for all Iowa customers to be effective in 1999.

   The Iowa legislature is planning to conduct interim legislative committee meetings regarding restructuring in the fall of 1998.

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

   The PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing funding levels primarily through utility rates by $50 to $75 million statewide. Legislation to implement this proposal is being developed and likely will be introduced later this year.

   In May 1998, the PSCW reactivated Docket No. 05-BU-101, with the objective of examining the degree of separation which should be required as a matter of policy between utility and non-utility activities involving the various state utilities. This issue will be addressed in hearings in November 1998. A future phase of the docket will investigate the standards of conduct that should govern relationships and transactions between the utility and its affiliates.

   In June 1998, the PSCW issued a revision to its ISO standards as previously discussed under "Federal Regulation."
   Minnesota

   IPC is subject to regulation by the MPUC. The MPUC established an Electric Competition Working Group in April 1995. On October 28, 1997, the Working Group issued a report and recommendations on retail competition. The MPUC reviewed the report and directed its staff to develop an electric utility restructuring plan and timeline. The Minnesota legislature had established a joint legislative task force on electric utility restructuring in 1995. It appears the earliest restructuring legislation could be introduced is in 1999.

   Illinois

   IPC and WP&L are subject to regulation by the Illinois Commerce Commission. The State of Illinois has passed electric deregulation legislation requiring customer choice of electric supplier for all customers by May 1, 2002. The legislation also requires filing a plan for the assignment of transmission assets in Illinois to an ISO by June 1998. IEC believes it met this requirement by joining the Midwest ISO as previously discussed under "Federal Regulation."

   Summary

   Each of the utilities complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the ratemaking process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71.

   IEC and its subsidiaries cannot currently predict the long-term consequences of the competitive and restructuring issues described above on their results of operations or financial condition. The major objective is to allow the utilities to better prepare for a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, continuing to offer quality customer service, ongoing cost reductions and productivity enhancements.

                          IEC RESULTS OF OPERATIONS -
               THREE MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   IEC reported a second quarter 1998 net loss of $9.6 million, or $0.12 per share, compared to net income of $20.9 million, or $0.27 per share, in the second quarter of 1997. All references to earnings per share throughout MD&A refer to both basic and diluted earnings per share.

   The 1998 second quarter results included approximately $35 million (pre-tax) of one-time merger-related expenses ($0.28 per share). Excluding these one-time merger-related expenses, earnings would have been approximately $0.16 per share in the second quarter of 1998. The merger-related expenses were primarily for employee retirements and separations, the services of IEC's advisors and other miscellaneous costs related to the closing of the Merger. IEC estimates one-time merger-related expenses will amount to $0.43 per share in 1998 ($0.35 per share for the six months ended June 30, 1998, and an additional $0.08 per share in the second half of 1998).

   IEC's utility operations recorded a net loss of $3.0 million in the second quarter of 1998 as compared to net income of $20.4 million for the same period in 1997. Excluding the one-time merger-related expenses, the 1998 second quarter earnings would have been approximately $14.8 million.
   IEC's utility earnings are typically lower in the second quarter, as compared to other quarters, given the seasonal nature of the utility business.

   Contributing to the lower earnings was a decrease in IEC's natural gas sales in the second quarter of 1998 due to milder weather conditions. This was virtually offset by an increase in electric sales to ultimate customers of 3% for the quarter. The increase was due largely to sales growth as sales to industrial customers during the quarter increased 5% reflecting continued growth in the IEC service territory. Warmer weather conditions in the latter half of the second quarter of 1998 also resulted in a slight increase in sales to residential customers.

   The lower utility earnings in the second quarter of 1998 were also due to higher depreciation expense, resulting from IEC's continued investment in utility assets, and increased interest expense. The increase in interest expense was largely due to unusually low interest expense in the second quarter of 1997 resulting from an adjustment to decrease interest expense relating to a tax audit settlement. In addition, the second quarter of 1998 reflects the impact of increasing the estimated 1998 effective tax rate.

   IEC's diversified (nonregulated) operations reported a net loss of $3.4 million in the second quarter of 1998 as compared to net income of $1.3 million in the comparable 1997 period. Excluding the one-time merger-related expenses, the second quarter 1998 net loss would have been approximately $2.3 million. The decrease in earnings was largely due to a net loss of $1.9 million from IEC's electric-trading joint venture. The trading loss stemmed from energy-supply constraints faced by the electric-utility industry during a portion of June 1998 resulting from a combination of very warm weather, generating plant outages and transmission availability problems. Higher interest expense and start-up expenses in international and domestic growth operations also contributed to the decrease in earnings.

   The 1998 second quarter results also reflect corporate expenses at the parent of $3.1 million in the second quarter of 1998 as compared to $0.8 million in the comparable 1997 period. The increase was due to the recording of certain merger-related expenses at the parent as well as increased income tax expense.

   Electric Operations

   Electric margins and MWH sales for IEC for the three months ended June 30 were as follows:

                                    Revenues and Costs                            MWHs Sold
                                      (in thousands)              Change        (in thousands)      Change
                                  1998              1997                      1998         1997
   Residential                 $    120,708      $    115,467         5%       1,525         1,506     1%
   Commercial                        74,762            70,777         6%       1,167         1,127     4%
   Industrial                       118,451           111,704         6%       3,150         3,013     5%
                                   --------          --------              ---------     ---------
      Total from ultimate
        customers                   313,921           297,948         5%       5,842         5,646     3%

   Sales for resale                  56,957            45,962        24%       2,036         1,618    26%
   Other                              9,536             7,489        27%          37            38    (3%)
                                   --------          --------               --------     ---------
      Total                         380,414           351,399         8%       7,915         7,302     8%
                                                                            ========     =========   ====
   Electric production
     fuels                           66,387            62,006         7%
   Purchased power                   73,417            64,048        15%
                                   --------          --------
      Margin                   $    240,610      $    225,345         7%
                                   ========          ========       ====

   Electric margin increased $15.3 million, or 7%, during the second quarter of 1998 compared with the same period in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries
   is also amortized to expense in other operation expenses).   Electric
   revenues included recoveries for energy efficiency program costs in Iowa of $11.7 million and $2.2 million for the second quarters of 1998 and 1997, respectively.

   Electric margin also improved $3.2 million due to the collection from WP&L customers of a surcharge related to Kewaunee in April and May of 1998 (see "Capital Requirements - Nuclear Facilities" for a further discussion).
   The surcharge increased revenues and electric margin; however, a corresponding amount was included in depreciation and amortization expense resulting in no impact on earnings. Also contributing to the increase in electric margin in the second quarter of 1998 was the reliance on more costly purchased power at WP&L in the second quarter of 1997. WP&L experienced higher levels of purchased power in 1997 due to numerous outages including the shutdown of Kewaunee throughout most of the second quarter of 1997 for steam generator tube repairs. Electric margin also increased as a result of a sales increase, which was due largely to sales growth in the IEC service territory with warmer weather conditions in the latter half of the second quarter of 1998 also contributing slightly.

   Partially offsetting the increase in electric margin were higher than forecasted purchased power and transmission costs in Wisconsin and an average retail rate decrease of 2.4% effective in April 1997. The higher purchased power and transmission costs resulted in increased rates beginning July 16, 1998 (see "Rates and Regulatory Matters - WP&L" for additional information).

   IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

   Gas Operations

   Gas margins and Dth sales for IEC for the three months ended June 30 were as follows:

                             Revenues and Costs                            Dths Sold
                               (in thousands)            Change          (in thousands)           Change
                            1998            1997                       1998          1997
   Residential              $ 25,999       $   32,327       (20%)        3,779          5,358        (29%)
   Commercial                 11,936           15,127       (21%)        2,352          3,180        (26%)
   Industrial                  3,030            3,900       (22%)          820          1,105        (26%)
   Transportation and
     other                     4,302            6,863       (37%)       11,953         12,736         (6%)
                            --------         --------                 --------      ---------
      Total                   45,267           58,217       (22%)       18,904         22,379        (16%)
                                                                      ========      =========     =======

   Cost of utility gas
     sold                     23,907            35,148      (32%)
                            --------        ---------
      Margin              $   21,360       $   23,069        (7%)
                            ========        =========     ======

   Gas margin decreased $1.7 million, or 7%, during the second quarter of 1998 compared with the second quarter of 1997 primarily due to reduced sales. Dth sales declined by 16% due to milder weather in the second quarter of 1998 compared with the second quarter of 1997. Partially offsetting the decline in margin were higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included recoveries for energy efficiency program costs in Iowa of $2.5 million and $0.7 million for the second quarters of 1998 and 1997, respectively.

   IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

   Nonregulated and Other Revenues

   Nonregulated and other revenues for the three months ended June 30 were as follows (in thousands):

                                            1998         1997
     Oil and gas production               $17,477       $14,352
     Environmental and engineering         16,687        19,235
       services
     Professional fees, rents and other    10,751        11,377
     Nonregulated energy                    9,682        27,930
     Steam                                  6,381         7,088
     Affordable housing                     3,100         3,118
     Water                                  1,253         1,126
                                           ------        ------
                                          $65,331       $84,226
                                           ======        ======

   The revenues for nonregulated energy declined significantly in the second quarter of 1998 compared with the same period in 1997 primarily due to a shift to higher margin, lower volume gas customers and the transfer of the power marketing business to a joint venture in July 1997 with Cargill Incorporated to market electricity and risk management services to wholesale buyers. In addition, revenues declined in environmental and engineering services due to a softening market. These decreases were partially offset by increased oil and gas production revenues due to increased 1998 acquisition and development activity.

   Operating Expenses

   Other operation expenses for the three months ended June 30 were as follows (in thousands):

                                  1998        1997
     Utility-WP&L/IESU/IPC       $113,193    $ 82,687
     Nonregulated                  44,615      65,183
     Other                            412          58
                                  -------     -------
                                 $158,220    $147,928
                                  =======     =======

   IEC's other operation expenses increased $10.3 million during the second quarter of 1998 compared to the second quarter of 1997. The increase in other operation expense at the utility subsidiaries was primarily due to $20.1 million of merger-related expenses incurred in the second quarter of 1998, an increase of $11.0 million in energy efficiency expenses in Iowa and higher administrative and general expenses at WP&L. The merger-related expenses were primarily for employee retirements and separations. The increase was partially offset by reduced nuclear operation expenses at IESU.

   Other operation expenses at the nonregulated businesses were lower in the second quarter of 1998 compared with the second quarter of 1997 due to a decrease in the cost of nonregulated energy sold of $18.0 million, a softening market in the environmental and engineering services business and the change in operating activities in the nonregulated energy business described above. These reductions in operation expense were partially offset by higher expenses in the oil and gas production business due to increased activity and start-up expenses associated with international and domestic growth opportunities.

   Depreciation and amortization expense increased as a result of property additions and the Kewaunee surcharge (which is recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no impact on earnings). (See "Capital Requirements - Nuclear Facilities" for additional information).

   Interest Expense and Other

   Interest expense increased $3.8 million during the second quarter of 1998 compared with the second quarter of 1997 due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement. Interest expense was also impacted by higher borrowings in the second quarter of 1998 as compared with the same period in 1997.

   Miscellaneous, net expense increased $12.8 million primarily due to merger-related expenses incurred in the second quarter of 1998 for the services of IEC's advisors. Also contributing to the increase was a second quarter 1998 pre-tax loss of $2.9 million from IEC's electric-trading joint venture. Miscellaneous, net expense was impacted in the second quarter of 1997 by a $2.5 million reserve for non-utility investments.

   Income Taxes

   IEC's income tax expense decreased $11.6 million due to lower pre-tax income which was partially offset by an increase in the overall effective tax rate. The effective tax rate increased primarily due to reflecting adjustments in the second quarter of 1998 for an increase in the estimated 1998 annual effective rate.

                          IEC RESULTS OF OPERATIONS -
                SIX MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   IEC reported net income for the six months ended June 30, 1998 of $23.1 million, or $0.30 per share, compared with $63.7 million, or $0.84 per share, for the six months ended June 30, 1997.

   The six months ended June 30, 1998 results included approximately $45 million (pre-tax) of one-time merger-related expenses ($0.35 per share). Without these merger-related expenses, earnings would have been approximately $0.65 per share for the six months ended June 30, 1998. The merger-related expenses were primarily for employee retirements and separations, the services of IEC's advisors and other miscellaneous costs related to the closing of the Merger. IEC estimates one-time merger-related expenses will amount to $0.43 per share in 1998 ($0.35 per share for the six months ended June 30, 1998, and an additional $0.08 per share in the second half of 1998).

   IEC's utility operations recorded net income of $30.2 million for the six months ended June 30, 1998 compared to net income of $63.2 million for the same period in 1997. Excluding the one-time merger-related expenses, earnings for the six months ended June 30, 1998 would have been approximately $54 million. Contributing to the lower earnings was a significant decrease in IEC's natural gas sales for the six months ended June 30, 1998 due to milder weather conditions. Electric MWH sales remained relatively unchanged with a 1% increase in sales to ultimate customers. While sales to industrial customers increased 4% due to continued growth in the IEC service territory, residential sales declined 3% due to milder weather.

   The lower utility earnings for the six months ended June 30, 1998 were also due to higher depreciation expense, resulting from IEC's continued investment in utility assets, a higher effective income tax rate and increased interest expense.

   IEC's nonregulated operations reported a net loss of $3.6 million for the six months ended June 30, 1998 compared with net income of $1.1 million for the six months ended June 30, 1997. The decrease in earnings was primarily related to merger-related expenses, losses incurred from IEC's electric trading joint venture, start-up expenses in international and domestic growth opportunities and lower oil and gas prices.

   The six months ended June 30, 1998 results also reflect corporate expenses at the parent of $3.5 million as compared to $0.6 million for the same period in 1997. The increase was due to the recording of certain merger-related expenses at the parent as well as increased income tax expense.

   Electric Operations

   Electric margins and MWH sales for IEC for the six months ended June 30 were as follows:


                                  Revenues and Costs                           MWHs Sold
                                    (in thousands)          Change          (in thousands)          Change
                                1998            1997                      1998           1997
   Residential                 $ 247,777        $ 246,469       1%           3,237          3,333       (3%)
   Commercial                    146,794          142,889       3%           2,352          2,317        2%
   Industrial                    224,854          214,224       5%           6,150          5,939        4%
                                --------         --------                 --------       --------
     Total from  ultimate
       customers                 619,425          603,582       3%          11,739         11,589        1%
   Sales for resale               99,769           91,264       9%           3,706          3,212       15%
   Other                          18,971           16,548      15%              80             85       (6%)
                                --------         --------                 --------       --------
      Total                      738,165          711,394       4%          15,525         14,886        4%
                                                                          ========       ========     =====
   Electric production
     fuels                       132,089          131,973        -
   Purchased power               129,563          127,833       1%
                                --------         --------
      Margin                  $  476,513        $ 451,588       6%
                                ========         ========    =====


   Electric margin increased $24.9 million, or 6%, during the six months ended June 30, 1998 compared with the same period in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Electric revenues included recoveries for energy efficiency program costs in Iowa of $24.0 million and $4.1 million for the six months ended June 30, 1998 and 1997, respectively.

   Electric margin also improved $3.2 million due to the collection from WP&L customers of a surcharge related to Kewaunee in April and May of 1998 (see "Capital Requirements - Nuclear Facilities" for a further discussion). The surcharge increased revenues and electric margin; however, a corresponding amount was included in depreciation and amortization expense resulting in no impact on earnings. Also contributing to the increase in electric margin during the first six months of 1998 compared with the same period in 1997 was the reliance on more costly purchased power at WP&L in the first six months of 1997. WP&L experienced higher levels of purchased power in 1997 due to numerous outages including the shutdown of Kewaunee for steam generator tube repairs. A slight increase in sales to ultimate customers and lower capacity costs at IESU also contributed to the increase in margin.

   Partially offsetting the increase in electric margin were higher than forecasted purchased power and transmission costs at WP&L and rate reductions implemented at WP&L and IPC in April 1997 and October 1997, respectively. The higher purchased power and transmission costs resulted in increased rates beginning July 16, 1998 (see "Rates and Regulatory Matters - WP&L" for additional information).

   IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

   Gas Operations

   Gas margins and Dth sales for IEC for the six months ended June 30 were as follows:


                            Revenues and Costs                        Dths Sold
                              (in thousands)         Change        (in thousands)        Change
                             1998         1997                   1998         1997
   Residential              $ 106,292   $ 138,783       (23%)     17,557       21,449       (18%)
   Commercial                  51,134      69,390       (26%)     10,466       12,606       (17%)
   Industrial                  10,158      14,020       (28%)      2,661        3,102       (14%)
   Transportation and
     other                      7,729      13,622       (43%)     26,744       29,204        (8%)
                             --------    --------               --------     --------
      Total                   175,313     235,815       (26%)     57,428       66,361       (13%)
                                                                ========     ========     ======
   Cost of utility gas
     sold                     101,186     156,711       (35%)
                             --------    --------
      Margin                $  74,127   $  79,104        (6%)
                             ========    ========      =====

   Gas margin decreased $5.0 million, or 6%, during the six months ended June 30, 1998 compared with the second quarter of 1997 primarily due to reduced sales. Dth sales declined by 13% due to milder weather in the first six months of 1998 compared with the same period in 1997. A rate reduction implemented in April 1997 at WP&L also contributed to the decrease in margin. Partially offsetting the margin decrease were higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included recoveries for energy efficiency program costs in Iowa of $9.6 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively.

   IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

   Nonregulated and Other Revenues

   Nonregulated and other revenues for the six months ended June 30 were as follows (in thousands):

                                  1998                1997
   Oil and gas production        $ 34,624            $ 30,683
   Environmental and
     engineering services          33,324              38,757
   Professional fees, rents
     and other                     20,427              22,936
   Nonregulated energy             23,127              93,650
   Steam                           13,826              15,910
   Affordable housing               6,061               6,222
   Water                            2,428               2,124
                                  -------             -------
                                 $133,817            $210,282
                                  =======             =======

   The revenues for nonregulated energy declined significantly during the first six months of 1998 compared with the same period in 1997 primarily due to a shift to higher margin, lower volume gas customers and the transfer of the power marketing business to a joint venture in July 1997 with Cargill Incorporated to market electricity and risk management services to wholesale buyers. In addition, revenues declined in environmental and engineering services due to a softening market. These decreases were partially offset by increased oil and gas production revenues due to increased 1998 acquisition and development activity. The revenue increase from the higher oil and gas volumes sold was largely offset by lower oil and gas prices, however.


   Operating Expenses

   Other operation expenses for the six months ended June 30 were as follows (in thousands):

                                    1998                1997
   Utility- WP&L/IESU/IPC          $215,940            $167,583
   Nonregulated                      91,597             171,507
   Other                                833                   4
                                    -------             -------
                                   $308,370            $339,094
                                    =======             =======

   IEC's other operation expenses decreased $30.7 million during the six months ended June 30, 1998 compared to the same period in 1997. Other operation expense at the utility subsidiaries increased primarily due to $29.8 million of merger-related expenses incurred in the first six months of 1998, an increase of $23.5 million in energy efficiency expenses in Iowa and higher administrative and general expenses at WP&L. The merger-related expenses were primarily for employee retirements and separations. The increase was partially offset by reduced nuclear operation expenses at IESU.

   Other operation expenses at the nonregulated businesses were lower in the six month period ended June 30, 1998 compared with the same period in 1997 due to a decrease in the cost of nonregulated energy sold of $71.1 million, a softening market in the environmental and engineering services business and the change in operating activities in the nonregulated energy business described previously. These reductions in operation expenses were partially offset by higher operation expenses in the oil and gas production business due to increased activity as described above and start-up expenses associated with international and domestic growth opportunities.

   Depreciation and amortization expense increased as a result of property additions, the Kewaunee surcharge (which is recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no impact on earnings) and higher depletion expense at Whiting. (See "Capital Requirements - Nuclear Facilities" for additional information).

   Interest Expense and Other

   Interest expense increased $6.2 million for the six months ended June 30,1998 compared with the same period in 1997 due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement. Interest expense was also impacted by higher borrowings in the first six months of 1998 as compared with the same period in 1997.

   Miscellaneous, net expense increased $12.4 million primarily due to merger-related expenses incurred during the first six months of 1998 for the services of IEC's advisors. Also contributing to the increase was a second quarter 1998 pre-tax loss of $3.2 million from IEC's electric-trading joint venture. Miscellaneous, net expense was impacted in the second quarter of 1997 by a $2.5 million reserve for non-utility investments and higher interest income.

   Income Taxes

   IEC's income tax expense decreased $18.2 million due to lower pre-tax income which was partially offset by an increase in the overall effective tax rate. The effective tax rate increased primarily due to reflecting adjustments in the second quarter of 1998 for an increase in the estimated 1998 annual effective rate.

                          IESU RESULTS OF OPERATIONS -
               THREE MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   IESU reported second quarter 1998 earnings available for common stock of $2.7 million compared with $6.7 million for the same period in 1997. The reduced earnings were primarily due to merger-related expenses and lower weather-sensitive electric and gas sales due to milder weather conditions in the second quarter of 1998. These items were partially offset by lower other operation and maintenance expenses (other than merger-related and energy efficiency expenses) and a $2.5 million reserve for non-utility investments recorded in the second quarter of 1997.

   Prior to August 1997, energy efficiency expenditures for state mandated energy efficiency programs had been recorded as a regulatory asset and recovered through rates over a four-year period. In August 1997, the IUB allowed IESU to begin concurrent recovery of its prospective expenditures (see "Rates and Regulatory Matters" for additional information).

   Electric Operations

   Electric margins and MWH sales for IESU for the three months ended June 30 were as follows:

                                  Revenues and Costs                           MWHs Sold
                                    (in thousands)           Change         (in thousands)         Change
                                 1998             1997                    1998          1997
   Residential                   $   50,269     $   50,442          -          571           603        (5%)
   Commercial                        37,255         36,450        2%           564           558         1%
   Industrial                        44,498         42,936        4%         1,238         1,183         5%
                                   --------       --------                 -------       -------
      Total from ultimate
        customers                   132,022        129,828        2%         2,373         2,344         1%
   Sales for resale                  13,251          5,296      150%           532           184       189%
   Other                              2,367          2,567       (8%)           10            11        (9%)
                                   --------       --------                 -------      --------
      Total                         147,640        137,691        7%         2,915         2,539        15%
                                                                           =======      ========     ======
   Electric production
     fuels                           18,133         23,156      (22%)
   Purchased power                   25,768         15,050       71%
                                   --------      ---------
      Margin                     $  103,739     $   99,485        4%
                                   ========      =========    ======


   Electric margin increased $4.3 million, or 4%, during the second quarter of 1998 compared with the same period in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Electric revenues included recoveries for energy efficiency program costs of $6.9 million and $1.0 million for the second quarters of 1998 and 1997, respectively. A slight reduction in purchased power capacity costs also contributed to the increase in margin. Industrial sales increased by 5% as a result of continuing growth in IESU's service territory. Partially offsetting the increase in margin was a sales decrease of 5% to higher margin residential customers due to milder weather conditions in the second quarter of 1998 as compared with the second quarter of 1997. Sales for resale increased significantly as a result of the implementation of a merger-related joint sales process during the second quarter of 1998 (off-system sales revenues are passed through IESU's energy adjustment clause). See "Rates and Regulatory Matters" for a further discussion.

   IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

   Gas Operations

   Gas margins and Dth sales for IESU for the three months ended June 30 were as follows:

                                  Revenues and Costs                        Dths Sold
                                    (in thousands)         Change         (in thousands)       Change
                                  1998          1997                    1998         1997
   Residential                  $   12,994    $  15,649        (17%)      1,793       2,478       (28%)
   Commercial                        5,513        7,244        (24%)      1,060       1,429       (26%)
   Industrial                        1,530        2,030        (25%)        431         599       (28%)
   Transportation and other            884          853          4%       2,500       2,455         2%
                                  --------     --------                 -------     -------
      Total                         20,921       25,776        (19%)      5,784       6,961       (17%)
                                                                        =======     =======      ====
   Cost of gas sold                 10,782       15,788        (32%)
                                  --------     --------       ----
      Margin                    $   10,139    $   9,988          2%
                                  ========     ========       ====

   Gas margin increased $0.2 million, or 2%, during the second quarter of 1998 compared with the second quarter of 1997 primarily due to higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included recoveries for energy efficiency program costs of $1.7 million and $0.5 million for the second quarters of 1998 and 1997, respectively. Virtually offsetting this was a decrease in Dth sales of 17% resulting from milder weather.

   IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

   Operating Expenses

   IESU's other operation expenses increased $6.8 million during the second quarter of 1998 compared to the second quarter of 1997, primarily due to $6.1 million of merger-related expenses and an increase of $6.1 million in energy efficiency expense. The increase was partially offset by reduced nuclear operation expenses. The merger-related expenses were primarily for employee retirements and separations.

   Maintenance expense increased $1.3 million primarily due to increased nuclear plant maintenance costs and higher transmission and distribution maintenance expenses. These expenses were partially offset by lower fossil-fueled plant maintenance costs.

   Interest Expense and Other

   Miscellaneous, net expense increased $2.3 million during the second quarter of 1998 compared with the second quarter of 1997 primarily due to merger-related expenses for the services of the company's advisors. Miscellaneous, net expense was impacted in the second quarter of 1997 by a $2.5 million reserve for non-utility investments.

   Income Taxes

   IESU's income tax expense decreased $2.9 million due to lower pre-tax income which was partially offset by a slight increase in the overall effective tax rate.

                          IESU RESULTS OF OPERATIONS -
                SIX MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   IESU reported earnings available for common stock of $14.2 million for the six months ended June 30, 1998 compared with $18.3 million for the same period in 1997. The reduced earnings were primarily due to merger-related expenses and lower gas sales due to milder weather conditions. Lower other operation and maintenance expenses (other than merger-related and energy efficiency expenses) partially offset these items.

   Prior to August 1997, energy efficiency expenditures for state mandated energy efficiency programs had been recorded as a regulatory asset and recovered through rates over a four-year period. In August 1997, the IUB allowed IESU to begin concurrent recovery of its prospective expenditures (see "Rates and Regulatory Matters" for additional information).

   Electric Operations

   Electric margins and MWH sales for IESU for the six months ended June 30 were as follows:

                                  Revenues and Costs                          MWHs Sold
                                    (in thousands)           Change        (in thousands)         Change
                                  1998           1997                    1998         1997
   Residential                 $   104,838    $   103,526         1%       1,234        1,296         (5%)
   Commercial                       74,866         73,262         2%       1,147        1,137          1%
   Industrial                       84,737         81,631         4%       2,401        2,330          3%
                                  --------       --------               --------     --------
      Total from ultimate
        customers                  264,441        258,419         2%       4,782        4,763           -
   Sales for resale                 18,963         11,493        65%         721          356        103%
   Other                             4,886          5,065        (4%)         21           23         (9%)
                                  --------       --------                -------     --------
      Total                        288,290        274,977         5%       5,524        5,142          7%
                                                                         =======     ========
   Electric production
     fuels                          44,928         48,049        (6%)
   Purchased power                  36,817         33,723         9%
                                ----------      ---------
      Margin                   $   206,545    $   193,205         7%
                                ==========      =========      =====


   Electric margin increased $13.3 million, or 7%, during the six months ended June 30, 1998 compared with the same period in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs and reduced purchased power capacity costs. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Electric revenues included recoveries for energy efficiency program costs of $14.6 million and $2.3 million for the six months ended June 30, 1998 and 1997, respectively. Partially offsetting the increase in margin was a sales decrease of 5% to higher margin residential customers due to milder weather conditions during the six-month period ended June 30, 1998 compared with the same period in 1997. Sales for resale increased significantly as a result of the implementation of a merger-related joint sales process during the second quarter of 1998 (off-system sales revenues are passed through IESU's energy adjustment clause). See "Rates and Regulatory Matters" for a further discussion.

   IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

   Gas Operations

   Gas margins and Dth sales for IESU for the six months ended June 30 were as follows:

                                   Revenues and Costs                         Dths Sold
                                     (in thousands)          Change        (in thousands)         Change
                                   1998          1997                     1998         1997
   Residential                   $   50,996    $   66,235       (23%)       8,417      10,115        (17%)
   Commercial                        23,505        32,819       (28%)       4,936       5,762        (14%)
   Industrial                         4,692         6,270       (25%)       1,345       1,434         (6%)
   Transportation and other           2,123         1,879        13%        5,736       5,220         10%
                                   --------      --------               ---------   ---------
      Total                          81,316       107,203       (24%)      20,434      22,531         (9%)
                                                                        =========   =========
   Cost of gas sold                  48,439        76,579       (37%)
                                  ---------     ---------
      Margin                     $   32,877    $   30,624         7%
                                  =========     =========

   Gas margin increased $2.3 million, or 7%, during the six months ended June 30, 1998 compared with the same period in 1997 primarily due to higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included recoveries for energy efficiency program costs of $6.9 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively. Partially offsetting this was a decrease in Dth sales of 9% resulting from milder weather.

   IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

   Operating Expenses

   IESU's other operation expenses increased $17.6 million during the six months ended June 30, 1998 compared to the same period in 1997, primarily due to an increase of $15.0 million in energy efficiency expenses and $7.9 million of merger-related expenses. The increase was partially offset by reduced nuclear operation expenses. The merger-related expenses were primarily for employee retirements and separations.

   Depreciation and amortization expense increased $1.5 million for the six months ended June 30, 1998 compared with the same period in 1997 primarily because of increases in utility plant in service. Depreciation and amortization expenses for all periods include a provision for decommissioning the DAEC, which is collected through rates. The current annual recovery level is $6.0 million.

   Interest Expense and Other

   Miscellaneous, net expense increased $2.9 million during the six months ended June 30, 1998 compared with the same period in 1997 primarily due to merger-related expenses for the services of the company's advisors and lower returns on deferred energy efficiency expenditures (which are being recovered concurrently effective August 1997). Miscellaneous, net expense was impacted in the second quarter of 1997 by a $2.5 million reserve for non-utility investments.

   Income Taxes

   IESU's income tax expense decreased $2.1 million due to lower pre-tax income which was partially offset by an increase in the overall effective tax rate.

                          WP&L RESULTS OF OPERATIONS -
               THREE MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   WP&L reported a loss for the second quarter of 1998 of $2.1 million as compared with $10.2 million of consolidated earnings available for common stock for the same period in 1997. The decline in earnings was primarily due to merger-related expenses, higher other operation expenses and increased interest expense. These increased expenses were partially offset by higher electric margin due to economic strength in the service territory, a surcharge related to the deferral of Kewaunee steam generator repair costs (described below), warmer weather and less reliance on more costly purchased power.

   Electric Operations

   Electric margins and MWH sales for WP&L for the three months ended June 30 were as follows:

                                 Revenues and Costs                            MWHs Sold
                                   (in thousands)          Change           (in thousands)           Change
                                1998           1997                       1998           1997

   Residential                 $  47,950       $  45,206        6%             698            653          7%
   Commercial                     27,764          25,738        8%             472            438          8%
   Industrial                     41,606          38,908        7%           1,112          1,049          6%
                                --------        --------                 ---------       --------
      Total from
       ultimate customers        117,320         109,852        7%           2,282          2,140          7%
   Sales for resale               33,898          39,498      (14%)          1,105          1,406        (21%)
   Other                           3,096           1,956       58%              14             13          8%
                                --------        --------                 ---------      ---------
      Total                      154,314         151,306        2%           3,401          3,559         (4%)
                                                                         =========      =========

   Electric production
     fuels                        29,471          28,329        4%
   Purchased power                30,238          33,679      (10%)
                               ---------       ---------
      Margin                   $  94,605       $  89,298        6%
                               =========       =========     ====


   Electric margin increased $5.3 million, or 6%, during the second quarter of 1998 compared with the second quarter of 1997. The increase was due to economic strength in the service territory, a $3.2 million surcharge related to Kewaunee (see "Capital Requirements - Nuclear Facilities" for a further discussion of the surcharge), warmer weather and the increased use of less costly internal generation compared with the same period in 1997. The Kewaunee surcharge increased revenues and electric margin; however, a corresponding amount was included in depreciation and amortization expense resulting in no impact on earnings. Residential sales increased 7% in the second quarter of 1998 compared with the same period in 1997 primarily due to warmer weather in May and June of 1998 compared with the same period in 1997.

   Also contributing to the increase in electric margin in the second quarter of 1998 was the reliance on more costly purchased power in the second quarter of 1997. WP&L experienced higher levels of purchased power in 1997 due to numerous outages including the shutdown of Kewaunee throughout most of the second quarter of 1997 for steam generator tube repairs. Partially offsetting the increase in electric margin in the second quarter of 1998 were higher than forecasted purchased power and transmission costs and an average retail rate decrease of 2.4% effective in April 1997. The higher purchased power and transmission costs resulted in increased rates beginning July 16, 1998 (see "Rates and Regulatory Matters - WP&L" for additional information).

   Gas Operations

   Gas margins and Dth sales for WP&L for the three months ended June 30 were as follows:

                                    Revenues and Costs                           Dths Sold
                                      (in thousands)           Change          (in thousands)        Change
                                   1998           1997                       1998         1997
   Residential                    $   8,979       $  11,774        (24%)       1,490        2,055       (27%)
   Commercial                         4,506           5,577        (19%)         998        1,272       (21%)
   Industrial                           784           1,002        (22%)         198          259       (24%)
   Transportation and other           2,674           5,280        (49%)       2,643        3,825       (31%)
                                   --------       ---------                 --------     --------
      Total                          16,943          23,633        (28%)       5,329        7,411       (28%)
                                                                           =========    =========    =======
   Cost of gas sold                   8,515          13,884        (39%)
                                   --------       ---------
      Margin                      $   8,428   $       9,749        (14%)
                                   ========       =========      ======


   Gas margin declined $1.3 million, or 14%, in the second quarter of 1998 as compared with the second quarter of 1997 primarily due to a reduction in Dth sales and an average retail rate reduction of 2.2% effective April 29, 1997. Sales declined 28% primarily as a result of milder weather in the second quarter of 1998 compared with the second quarter of 1997. The significant decline in transportation and other revenues resulted from both reduced Dth sales and an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998 off-system gas sales are reported as a reduction of the cost of gas sold rather than as gas revenue. Off-system gas sales were $1.0 million and $2.4 million in the second quarter of 1998 and 1997, respectively.

   Effective January 1, 1995, the PSCW approved the replacement of the PGA clause with an adjustment mechanism based on a prescribed commodity price index. Prior to April 29, 1997, fluctuations in WP&L's commodity cost of gas as compared with the price index were subject to a customer sharing mechanism, with WP&L's gains or losses limited to $1.1 million. The gas incentive mechanism was modified effective April 29, 1997 with Rate Order UR-110 to include a revised sharing mechanism. Under the revised sharing mechanism, 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. WP&L realized unfavorable contributions to gas margin of $0.7 million for the second quarter of 1998 and $0.5 million for the second quarter of 1997.

   Operating Expenses

   Other operation expense increased $9.0 million primarily due to merger-related expenses for employee retirements and separations and higher administrative and general expenses.

   Depreciation and amortization expense increased $6.0 million primarily due to the Kewaunee surcharge previously discussed, property additions and higher depreciation and decommissioning expenses associated with Kewaunee which were effective in May 1997 (see "Capital Requirements - Nuclear Facilities" for additional information).

   Interest Expense and Other

   Interest expense and other increased $8.6 million in the second quarter of 1998 compared with the second quarter of 1997. Interest expense increased $3.1 million in the second quarter of 1998 compared with the second quarter of 1997 primarily due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement. Interest expense was also impacted by increased borrowings in the second quarter of 1998 as compared with the same period of 1997.

   Miscellaneous, net expense increased $5.6 million in the second quarter of 1998 compared with the second quarter of 1997 largely due to merger-related expenses for the services of the company's advisors.

   Income Taxes

   Income taxes decreased $6.4 million between quarters consistent with lower taxable income partially offset by an adjustment recorded in the second quarter of 1998 for an increase in the estimated 1998 annual effective tax rate.

                          WP&L RESULTS OF OPERATIONS -
                SIX MONTHS ENDED JUNE 30, 1998 VS. JUNE 30, 1997

   Overview

   WP&L reported for the six months ended June 30, 1998 consolidated earnings available for common stock of $14.7 million compared with $32.7 million for the same period in 1997. The decrease in earnings was primarily due to merger-related expenses, higher other operation expenses, increased interest expense and a lower gas margin.

   Electric Operations

   Electric margins and MWH sales for WP&L for the six months ended June 30 were as follows:

                                  Revenues and Costs                             MWHs Sold
                                    (in thousands)           Change           (in thousands)           Change
                                  1998           1997                      1998            1997
   Residential                   $  97,704       $ 100,011        (2%)        1,456           1,464         (1%)
   Commercial                       53,368          52,538         2%           931             904          3%
   Industrial                       78,675          74,190         6%         2,153           2,045          5%
                                 ---------       ---------                 --------       ---------
      Total from ultimate
        customers                  229,747         226,739         1%         4,540           4,413          3%
   Sales for resale                 69,302          77,463       (11%)        2,520           2,793        (10%)
   Other                             6,575           5,531        19%            31              33         (6%)
                                ----------       ---------                 --------       ---------
      Total                        305,624         309,733        (1%)        7,091           7,239         (2%)
                                                                           ========       =========
   Electric production
     fuels                          58,368          58,403           -
   Purchased power                  58,839          67,070       (12%)
                                 ---------       ---------
      Margin                    $  188,417      $  184,260         2%
                                 =========       =========      =====


   Electric margin increased $4.2 million, or 2%, during the six months ended June 30, 1998 compared with the same period in 1997. The margin increase was largely due to economic strength in the service territory, the surcharge related to Kewaunee previously discussed and the increased use of less costly internal generation compared with the same period in 1997. Partially offsetting the increase in electric margin were higher than forecasted purchased power and transmission costs. The higher purchased power and transmission costs resulted in increased rates beginning July 16, 1998 (see "Rates and Regulatory Matters - WP&L" for additional information). Also offsetting the increase in electric margin were lower residential sales, primarily due to less favorable weather from January 1998 through April 1998 compared with the same period in 1997, and an average retail rate decrease of 2.4% effective in April 1997.


   Gas Operations

   Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows:

                                  Revenues and Costs                              Dths Sold
                                    (in thousands)            Change           (in thousands)           Change
                                 1998            1997                       1998           1997
   Residential                 $   39,989      $   53,406         (25%)        6,717          8,108        (17%)
   Commercial                      19,743          26,616         (26%)        4,119          4,950        (17%)
   Industrial                       3,458           4,958         (30%)          800            989        (19%)
   Transportation and
      other                         4,071          10,232         (60%)        6,473         10,003        (35%)
                                 --------       ---------                   --------       --------
      Total                        67,261          95,212         (29%)       18,109         24,050        (25%)
                                                                            ========       ========     =======
   Cost of gas sold                39,229          61,266         (36%)
                                ---------       ---------
      Margin                    $  28,032       $  33,946         (17%)
                                =========       =========       ======



   Gas margin declined $5.9 million, or 17%, in the six months ended June 30, 1998 compared with the same period in 1997 primarily due to a reduction in Dth sales and an average retail rate reduction of 2.2% effective in April 1997. Sales declined 25% primarily as a result of milder weather during the first five months of 1998 compared with the same period in 1997. The significant decline in transportation and other revenues resulted from both reduced Dth sales and an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998 off-system gas sales are reported as a reduction of the cost of gas sold rather than as gas revenue. Off-system gas sales were $7.9 million and $7.8 million during the first six months of 1998 and 1997, respectively.

   Effective January 1, 1995, the PSCW approved the replacement of the PGA clause with an adjustment mechanism based on a prescribed commodity price index. The gas incentive mechanism was modified effective April 29, 1997 with Rate Order UR-110 to include a revised sharing mechanism. Under the revised sharing mechanism, 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. WP&L realized unfavorable contributions to gas margin of $0.5 million for the first six months of 1998 and favorable contributions of $0.4 million for the first six months of 1997.

   Operating Expenses

   Other operation expense increased $8.6 million primarily due to merger-related expenses for employee retirements and separations.

   Depreciation and amortization expense increased $10.5 million due to the Kewaunee surcharge previously discussed, property additions and higher depreciation and decommissioning expenses associated with Kewaunee which were effective in May 1997 (see "Capital Requirements - Nuclear Facilities" for additional information).

   Interest Expense and Other

   Interest expense and other increased $9.7 million during the six months ended June 30, 1998 compared with the same period in 1997. Interest expense increased $3.5 million during this same period primarily due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement. Interest expense was also impacted by increased borrowings in 1998 as compared with 1997.

   Miscellaneous, net expense increased $6.1 million during the six months ended June 30, 1998 compared with the same period in 1997 due to merger-related expenses for the services of the company's advisors.

   Income Taxes

   Income taxes decreased $11.3 million between the six months ended June 30, 1998 and the same period in 1997 consistent with lower taxable income which was partially offset by a slightly higher effective tax rate.


                        LIQUIDITY AND CAPITAL RESOURCES

   Historical IEC Analysis

   Cash flows from operating activities at IEC increased to $218 million for the six months ended June 30, 1998 compared with $196 million for the six months ended June 30, 1997 primarily due to changes in working capital partially offset by lower net income. Cash flows used for financing activities were higher for the first six months of 1998 compared to the first six months of 1997 due to the net change in short-term borrowings. Cash flows used for investing activities were lower in the first six months of 1998 compared with the first six months of 1997 due to the concurrent recovery of energy efficiency expenditures in 1998. Times interest earned before income taxes for IEC for the six months ended June 30, 1998 was 1.72 compared with 2.83 for the same time period in 1997.

   Historical IESU Analysis

   Cash flows generated from operating activities increased to $106 million during the six months ended June 30, 1997 compared to $78 million for the six months ended June 30, 1998 primarily due to changes in working capital. Cash flows used for financing activities were lower in the first six months of 1998 compared with the same period last year primarily due to reduced common stock dividends partially offset by changes in debt levels. Cash flows used for investing activities were lower during the first six months of 1998 as compared with the first six months of 1997 due to the concurrent recovery of energy efficiency expenditures in 1998 and lower construction expenditures.

   Historical WP&L Analysis

   Cash flows generated from operations were $110 million for the six months ended June 30, 1998 compared with $92 million for the six months ended June 30, 1997. The increase was primarily due to higher depreciation expense and changes in working capital, partially offset by lower net income. Cash flows used for financing activities were higher in the first six months of 1998 compared with the same period in 1997 primarily due to changes in debt levels and lower common stock dividends. Cash flows used for investing activities were lower in the first quarter of 1998 due to reduced construction expenditures which were partially offset by higher nuclear decommissioning funding levels.

   Future Considerations

   The capital requirements of IEC are primarily attributable to its utility subsidiaries' construction and acquisition programs, its debt maturities and business opportunities of Alliant Industries. It is anticipated that future capital requirements of IEC will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. IEC's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact IEC's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

   IEC has interests in the international arena. At June 30, 1998, Alliant Industries had approximately $65 million of investments in foreign entities. At June 30, 1998, IESU, WP&L and IPC did not have any foreign investments. It is expected that IEC will continue to explore additional international investment opportunities. Such investments may carry a higher level of risk than IEC's traditional domestic utility investments or Alliant Industries' domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

   IEC is expected to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. It is anticipated that IEC will strive to select investments where the international and other risks are both understood and manageable.

   At June 30, 1998, Alliant Industries and IPC had investments in the stock of McLeod, a telecommunications company, valued at $397.3 million and $1.7 million (based on a June 30, 1998 closing price of $38.875 per share and compared to a cost basis of $29.0 million and $0.1 million), respectively. Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. Alliant Industries has entered into an agreement with McLeod which restricts the sale or disposal of their shares without the consent of the McLeod Board of Directors until September 1998.

   IEC had certain off-balance sheet financial guarantees and commitments outstanding at June 30, 1998. They generally consist of third-party borrowing arrangements and lending commitments as well as guarantees of financial performance of syndicated affordable housing properties. Such guarantees were generally issued to support third-party borrowing arrangements and similar transactions. Management currently believes the possibility of IEC having to make any material cash payments under these agreements is remote.

   Financing and Capital Structure

   Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of IEC and certain subsidiaries are as follows:

                                                         Standard &
                                               Moody's     Poor's

   IESU             - Secured long-term debt      A2          A+
                    - Unsecured long-term debt    A3          A

   WP&L             - Secured long-term debt      Aa2         AA
                    - Unsecured long-term debt    Aa3         A+

   IPC              - Secured long-term debt      A1          A+
                    - Unsecured long-term debt    A2          A

   Alliant          - Commercial paper            P2          A1
   Industries

   IEC              - Commercial paper (a)        P1          A1


   (a) IESU, WP&L and IPC participate in a utility money pool which is funded, as needed, through the issuance of commercial paper by IEC. This utility money pool replaced the commercial paper programs previously in place at IESU, WP&L and IPC and they ceased issuing their own commercial paper as of June 30, 1998.

   Alliant Industries is a party to a 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Alliant Industries' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At June 30, 1998, Alliant Industries had $254 million of borrowings outstanding under this facility with interest rates ranging from 5.63%-6.25%. (Refer to the "Other Matters - Financial Instruments" section for a discussion of several interest rate swaps Alliant Industries has entered into relative to $200 million of borrowings under this Agreement). Alliant Industries intends to continue borrowing under the renewal options of this facility and no conditions existed at June 30, 1998 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term. In addition, Alliant Industries also has in place a $150 million 364-Day Credit Agreement which is described below.

   Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2002:

           IESU                                $185.1
           IPC                                    8.1
           WP&L                                  10.8
           Alliant Industries                   282.8
                                               ------
           IEC                                 $486.8
                                               ======

   Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

   IESU, WP&L and IPC currently have no authority from their applicable federal/state regulatory commissions or the SEC to issue additional long-term debt. The companies continually evaluate their future financing needs and will make the necessary regulatory filings as needed. In July 1998, WP&L filed an application with the PSCW and a registration statement with the SEC relating to the issuance of up to $60 million of unsecured debt securities. It is currently anticipated that these securities will be issued in the third quarter of 1998. The proceeds will be used to reduce short term debt (short-term debt was also used to repay at maturity $8.9 million of WP&L's Series L first mortgage bonds due August 1, 1998). Also in July 1998, IESU filed an application with the FERC to issue up to $200 million of debt securities. It is anticipated that the securities will be issued during the next two years.

   The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At June 30, 1998, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:


                                IESU      WP&L           IPC
   Cumulative Preferred              -    2,700,775      1,238,619
   Cumulative Preference        700,000           -      2,000,000

   The capitalization ratios of IEC, IESU, WP&L and IPC were as follows:


                              IEC      IEC             IESU                   WP&L                    IPC
                            6/30/98  12/31/97   6/30/98    12/31/97     6/30/98    12/31/97    6/30/98   12/31/97
    Common equity               51%       51%       47%        45%          58%       59%        52%         52%
    Preferred stock              3         3         1          1            6         6          8           8
    Long-term debt              46        46        52         54           36        35         40          40
                              ----      ----      ----        ----        ----      ----       ----        ----
                               100%      100%      100%       100%         100%      100%       100%        100%


   For interim financing, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt as follows (in millions) at June 30, 1998:

                                      IESU           WP&L            IPC
   Regulatory authorization           $200           $138            $75
   Short-term debt outstanding          -            $ 57            $14


   IEC also had an additional $105 million of short-term debt outstanding at June 30, 1998. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, IESU and WP&L also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. IEC anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

   Alliant Industries is also a party to a 364-Day Credit Agreement with various banking institutions. The agreement extends through October 20, 1998, with 364 day extensions available upon agreement by the parties.
   The unborrowed portion of this agreement is also used to support Alliant Industries' commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at June 30, 1998.

   In addition to the aforementioned borrowing capability under Alliant Industries Credit Agreements, IEC had $150 million of bank lines of credit, of which none was utilized, at June 30, 1998 available for direct borrowing or to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit.

   From time to time, IEC may borrow from banks and other financial institutions on "as-offered" credit lines in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at June 30, 1998.

   Given the above financing flexibility, including IEC's access to both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

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

   Construction and acquisition expenditures for IEC for the six months ended June 30, 1998 were $158 million. IEC's anticipated construction and acquisition expenditures for 1998 were forecasted to be approximately
   $630 million, consisting of approximately $277 million in its utility operations, $190 million for energy-related international investments and $163 million for new business development initiatives at Alliant Industries. The level of 1998 domestic and international investments could vary significantly from the estimates noted here depending on actual investment opportunities, timing of the opportunities and the receipt of regulatory approvals to exceed limitations in place under the Wisconsin Utility Holding Company Act (WUHCA) on the amount of IEC's non-utility investments. It is expected that IEC will spend approximately $1.2 billion on utility construction and acquisition expenditures during 1999-2002.
   It is expected that Alliant Industries will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives.

   IEC anticipates financing utility construction expenditures during 1998-2002 through internally generated funds supplemented, when required, by outside financing. Funding of a majority of the Alliant Industries construction and acquisition expenditures is expected to be completed with external financings.

   IESU's construction and acquisition expenditures for the six months ended June 30, 1998 were $42.4 million compared with $48.3 million for the six months ended June 30, 1997. IESU's construction and acquisition program anticipates expenditures of approximately $124 million for 1998, of which 46% represents expenditures for electric transmission and distribution facilities, 17% represents electric generation expenditures, 12% represents information technology expenditures and 7% represents gas utility expenditures. The remaining 18% represents miscellaneous electric, steam and general expenditures. IESU's levels of utility construction and acquisition expenditures are projected to be $129 million in 1999, $103 million in 2000, $98 million in 2001 and $99 million in 2002. IESU anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

   WP&L's construction and acquisition expenditures for the six months ended June 30, 1998 were $39.0 million compared with $60.6 million for the six months ended June 30, 1997. The decrease was due to significant expenditures in 1997 for computer system development projects. WP&L's levels of utility construction and acquisition expenditures are projected to be $133 million in 1998, $136 million in 1999, $138 million in 2000, $141 million in 2001 and $144 million in 2002. WP&L anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

   Nuclear Facilities

   IEC owns interests in two nuclear facilities, Kewaunee and the DAEC. Set forth below is a discussion of certain matters impacting these facilities.


   Kewaunee, a 532-megawatt pressurized water reactor plant, is operated by WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%), and MG&E (17.8%). The Kewaunee operating license expires in 2013.

   In accordance with PSCW authorization, WP&L had deferred $3.1 million at March 31, 1998, associated with Kewaunee steam generator repair costs. In March 1998, the PSCW approved recovery of these costs through a customer surcharge effective April 1, 1998 through May 31, 1998.

   On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million with WP&L's share of the cost being approximately $37.2 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days. On July 2, 1998, the PSCW approved an agreement between the owners of Kewaunee which provides for WPSC to assume the 17.8% Kewaunee ownership share currently held by MG&E prior to work beginning on the replacement of steam generators. When the ownership change takes place, WPSC will own 59.0% of Kewaunee and WP&L's share will remain at 41%. WPSC and WP&L are putting in place revisions to the joint power supply agreement which will govern operations of the plant after the ownership change takes place.

   Also on July 2, 1998, WP&L received approval from the PSCW to defer all costs associated with the repair of Kewaunee steam generator tubes during the fall 1998 refueling outage. Recovery of the deferred costs will then be requested in a future rate proceeding.

   Prior to the July 2, 1998 PSCW decisions, the PSCW had directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. The revised end-of life of 2002 resulted in higher depreciation and decommissioning expense at WP&L beginning in May 1997, in accordance with the PSCW rate order UR-
   110. This level of depreciation will remain in effect until the steam generator replacement is completed at which time the entire plant will be depreciated over 8.5 years. At June 30, 1998, the net carrying amount of WP&L's investment in Kewaunee was approximately $44.4 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $189.5 million and exceeds the trust assets at June 30, 1998 by $57.0 million. WP&L's contribution to the decommissioning trust fund is based on an annual inflation rate of 5.83%. WP&L's retail customers in the Wisconsin jurisdiction are responsible for approximately 80% of WP&L's share of Kewaunee costs.

   WPSC is an intervenor defendant in Madison Gas and Electric Co. v. Public Service Commission of Wisconsin, Dane County Circuit Court. The case involves MG&E's appeal of the PSCW's order granting WPSC authority to replace the steam generators at Kewaunee. MG&E opposes the steam generator replacement project. WPSC and MG&E have entered into a letter of intent to consummate certain transactions which would result in the settlement of MG&E's opposition to the steam generator replacement project and the dismissal of MG&E's appeal. WPSC and MG&E anticipate executing a definitive settlement agreement in August 1998.

   DAEC, a 535-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is IESU's 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At June 30, 1998, IESU had $83.8 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

   Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting IEC's future capital requirements.

   Rates and Regulatory Matters

   In November 1997, as part of its Merger approval, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

   In association with the Merger, IES, WP&L and IPC entered into a System Coordination and Operating Agreement (Agreement) which became effective with the consummation of the Merger. The Agreement, which has been approved by the FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the Agreement allows the interconnected system to be operated as a single control area with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the Agreement, and approved by both the FERC and all state regulatory bodies having jurisdiction over these sales.

   IESU

   In September 1997, IESU agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IESU is exceeding a reasonable return on common equity.

   Pursuant to the authority described in the prior paragraph, the OCA has requested certain financial information related to both electric and gas utility jurisdictions within the state of Iowa for IESU. The OCA requested information on what pro forma adjustments IESU would make to its most recent historical test year (1997) to be in compliance with the State of Iowa Code, IUB rules and past rate case precedent. IESU completed the data request in a timely manner and based upon that information management believes no change that would reduce utility rates would be warranted. While IESU cannot predict the outcome of this process, management believes that the final outcome will not have a material adverse impact on IESU's results of operations or financial position.

   Under provisions of the IUB rules, IESU is currently recovering the costs it has incurred for its energy efficiency programs. There have been several cost recovery filings made with and approved by the IUB over the course of the last few years. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. The IUB commenced a rulemaking in January 1997 to implement statutory changes allowing concurrent recovery and a final order in this proceeding was issued in April 1997. The new rules allowed IESU to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

   IESU has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):


                             Four-Year
                             Recovery       June 30,       December 31,
                             Beginning        1998            1997
   Costs incurred through
     1993                      6/95         $  5,257       $  7,779
   Costs incurred in
     1994-1995                 8/97           26,565         30,924
   Costs incurred from
     1/96 - 7/97               8/97           16,625         19,847
   (Over) under collection
      of concurrent recovery   N/A              (804)           850
                                              ------         ------
                                            $ 47,643       $ 59,400
                                              ======         ======

   WP&L

   In connection with its approval of the Merger, the PSCW accepted a WP&L proposal to freeze rates for four years following the date of the Merger. A re-opening of an investigation into WP&L's rates during the rate freeze period, for both cost increases and decreases, may occur only for single events that are not merger-related and have a revenue requirement impact of $4.5 million or more. In addition, the electric fuel adjustment clause and PGA clause are not affected by the rate freezes.

   In rate order UR-110, the PSCW approved new rates effective April 29, 1997. On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to its parent company that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on the PSCW method approved for calculating return on average common equity, the common equity ratio at June 30, 1998 was 53.52%.

   The retail electric rates are based in part on forecasted fuel and purchased power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if these costs are more than 3% higher than the estimated costs used to establish rates. In March 1998, WP&L requested an electric rate increase to cover purchased power and transmission costs that have increased due to transmission constraints and electric reliability concerns in the Midwest. On July 14, 1998, the PSCW granted an electric rate increase of $14.8 million annually that was effective on July 16, 1998.

   The gas performance incentive was modified to eliminate the maximum gain or loss to be recognized by WP&L. Previously, this incentive was limited to a maximum of $1.1 million to WP&L. The incentive includes a sharing mechanism, whereby 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers.

   In April 1998, WP&L filed a request with the PSCW requesting deferral treatment of all Year 2000 costs provided those costs exceed $4.5 million. In May 1998, the PSCW approved the deferral of certain costs associated with the Year 2000 issue and required WP&L to submit a request and support for the rate recovery of costs deferred as well as estimated future Year 2000 costs by November 1, 1998.

   Refer to "Nuclear Facilities" for a discussion of recent PSCW rulings regarding Kewaunee.

   IPC

   In September 1997, IPC agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and Illinois Commerce Commission to four-year and three-year rate freezes, respectively, commencing on the effective date of the Merger.

   Pursuant to the authority described in the prior paragraph, the OCA has requested certain financial information related to both electric and gas utility jurisdictions within the state of Iowa for IPC. The OCA requested information on what pro forma adjustments IPC would make to their most recent historical test year (1997) to be in compliance with the State of Iowa Code, IUB rules and past rate case precedent. IPC completed the data request in a timely manner and based upon that information management believes no change that would reduce utility rates would be warranted. While IPC cannot predict the outcome of this process, management believes that the final outcome will not have a material adverse impact on IPC's results of operations or financial position.

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

   IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997. IPC has the following amounts of energy efficiency costs to be recovered in Iowa included in regulatory assets on its Balance Sheets (in thousands):

                          Four-Year
                          Recovery        June 30,       December 31,
                          Beginning         1998            1997
   Costs incurred through
     1992                   10/94            $304            $912
   Costs incurred in
     1993 - 1995             5/97          14,150          16,576
   Costs incurred from
     1/96 - 9/97            10/97           8,490           9,796
                                          -------          ------
                                          $22,944         $27,284
                                           ======          ======

   In addition, IPC had $2.7 million at both June 30, 1998 and December 31, 1997, respectively, included in regulatory assets for energy efficiency recoveries in Minnesota.

   Assuming capture of the merger-related synergies and no significant legislative or regulatory changes affecting its utility subsidiaries, IEC does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.


                                  OTHER MATTERS

   Year 2000

   IEC utilizes software, embedded systems and related technologies throughout its businesses that will be affected by the date change in the Year 2000. An internal task force has been assembled to review and develop the full scope, work plan and cost estimates to ensure that IEC's systems continue to meet their internal and customer needs.

   A review has been completed to determine the necessary software modifications that will need to be made to IEC's financial and customer systems. Software modifications are intended to be ninety percent complete by the end of the first quarter of 1999. IEC currently estimates that the remaining costs to be incurred on the software modifications will be approximately $7 million to $12 million in the aggregate ($3 million to $5 million for WP&L, $3 million to $5 million for IESU and $1 million to $2 million for IPC and Alliant Industries combined).

   In addition to software modifications, a review of IEC's embedded systems that may be affected by the Year 2000 or other problematic dates is also underway. The task force has essentially completed inventory of these embedded systems. Inventoried devices and systems have been prioritized into three categories based on the relative critical nature of their business function: safety-related; critical-business-continuity-related; and non-critical.

   Testing safety-related and critical-business-continuity-related devices and systems is underway in all business units. The task force is using testing standards based on those developed in a national electric utility industry effort led by the Electric Power Research Institute and IEC is participating in that organization's Year 2000 project to share information about test procedures, results and vendor information. The task force is working with equipment vendors to ascertain Year 2000 compliance of systems and devices. Remediation efforts are now in progress and all business units are on schedule to complete remediation by the end of the first quarter of 1999.

   IEC is currently unable to estimate the costs to be incurred on this phase of the project but does believe that the costs will be significant. Detailed cost estimates cannot be determined until after the testing work is completed. An estimate of the expenses to be incurred on this phase is expected to be available by the end of the third quarter of 1998.

   In addition, a significant contingency planning effort is underway which will also address each mission-critical device or system. This includes not only written procedures but substantial personnel training, testing and rehearsal of these procedures. Additionally, back-up equipment will be installed as necessary.

   IEC is heavily dependent on other utilities (including electric, gas, telecommunications and water) and its suppliers. An effort is underway to communicate with such parties to increase their awareness of Year 2000 issues and determine the extent of their Year 2000 readiness. As part of an extensive awareness effort, IEC is also communicating with its utility customers, regulatory agencies, elected government officials and industry groups. IEC executives and account managers are also having discussions with IEC's largest customers to review their initiatives for Year 2000 compliance.

   The goal of IEC is to have all the material Year 2000 conversions made sufficiently in advance of December 31, 1999 to allow for unanticipated issues. At this time, management is unable to determine if the Year 2000 issue will have a material adverse effect on the financial position or results of operations of IEC.

   Refer to "Rates and Regulatory Matters" for a discussion of a Year 2000 cost recovery filing made by WP&L with the PSCW.

   Labor Issues

   The status of the collective bargaining agreements at each of the utilities is as follows at June 30, 1998:

                                      IESU            WP&L           IPC
   Number of collective bargaining
    agreements                         6               1               3
   Percentage of workforce covered
    by agreements                     61              92              81

   Upon completion of the Merger, numerous employees of IESU, WP&L and IPC became employees of Alliant Services. At this time, there are no bargaining employees at Alliant Services. The percentage of workforce covered by the agreements above is therefore higher than previously reported. There are two agreements at IESU which were scheduled to expire on July 1, 1998 but have been extended on a day to day basis. IESU is actively negotiating these two contracts. The number of employees covered under these agreements is relatively small. There are eight agreements scheduled to expire in 1999.

   Financial Instruments

   IEC has historically had only limited involvement with derivative financial instruments and has not used them for speculative purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $30 million at June 30, 1998. IEC has historically used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L and with the purchases and sales of gas and electric power at its energy marketing subsidiary.

   On April 23, 1998 Alliant Industries successfully competitively bid $200 million of interest rate swaps. These interest rate swap agreements were entered into to reduce the impact of changes in variable interest rates by converting variable rate borrowings into fixed rate borrowings. Two separate structures of $100 million each were put in place. The first structure, a straight 2-year swap, was priced at 5.841%. Under this structure, Alliant Industries pays a fixed rate of 5.841% and receives 3-month LIBOR. Payments are made and LIBOR is reset quarterly. The second structure, a 2-year swap with a 1-year extension option, was priced at 5.6891%. This structure is identical to the first structure except the bank has the option to extend the swap an additional year at the end of the second year. The LIBOR set for the current 3-month period is 5.6875%.

   IESU and IPC had no derivatives outstanding at June 30, 1998.

   Accounting Pronouncements

   In February 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for determining whether computer software is in fact internal-use software, citing specific examples and situations that answer that preliminary question. Further, it provides guidelines on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.

   Additionally, SOP 98-1 addresses specifics of accounting by discussing expensing versus capitalization of costs, accounting for the costs incurred in the upgrading of the software and amortizing the capitalized cost of software. This statement is effective for fiscal years beginning after December 15, 1998. IEC will be adopting the requirements of this statement in 1999 and does not anticipate any material impact on its financial statements upon adoption.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. IEC will be adopting the requirements of this statement in 1999 and does not anticipate any material impact on its financial statements upon adoption.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

   IEC has not yet quantified the impacts of SFAS 133 on the financial statements and has not determined the timing of or method of adoption of SFAS 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

   Inflation

   IEC, IESU and WP&L do not expect the effects of inflation at current levels to have a significant effect on their financial position or results of operations.

   Environmental

   The pollution abatement programs of IESU, WP&L, IPC and Alliant Industries are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on IEC's operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

   IESU, WP&L and IPC all have current or previous ownership interests in properties previously associated with the production of gas at MGP sites for which they may be liable for investigation, remediation and monitoring costs relating to the sites. A summary of information relating to the sites is as follows:

                                         IESU         WP&L      IPC
   Number of known sites for which
     liability may exist                  34           14        9
   Liability recorded at June 30,
     1998 (millions)                     $31.2         $8.9     $5.8
   Regulatory asset recorded at
     June 30, 1998 (millions)            $31.1        $15.5     $6.0

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

   Each company has recorded environmental liabilities related to the MGP sites; such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all IEC sites to be approximately $34 million to $81 million. IESU and WP&L currently estimate their share of the remaining costs to be incurred to be approximately $21 million to $49 million and $7 million to $12 million, respectively. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

   Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. While the IUB does not allow for the deferral of MGP-related costs, it has permitted utilities to recover prudently incurred costs. As a result, regulatory assets have been recorded by each company which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, each of IESU, WP&L and IPC believes that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial positions or results of operations.

   In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement has been reached with all twenty-one carriers. After the remaining settlement payments have been received, IESU will dismiss its lawsuit, as all issues will have been resolved. In 1994, IPC filed a lawsuit against certain of its insurance carriers to recover its MGP-related costs. Settlements have been reached with eight carriers. IPC is continuing its pursuit of additional recoveries. Amounts received from insurance carriers are being deferred by IESU and IPC pending a determination of the regulatory treatment of such recoveries. WP&L has settled with twelve carriers and is also continuing to pursue additional recoveries from other carriers. IPC and WP&L are unable to predict the amount of any additional insurance recoveries they may realize.

   The Clean Air Act Amendments of 1990 (Act) require emission reductions of SO2, NOx and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. IESU, WP&L and IPC have met the provisions of Phase I of the Act and are in the process of meeting the requirements of Phase II of the Act (effective in the year 2000). The Act also governs SO2 allowances, which are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. The companies are reviewing their options to ensure they will have sufficient allowances to offset their emissions in the future. The companies believe that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on their financial position or results of operations.

   The Act and other federal laws also require the EPA to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the PCB rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards for ozone and particulate matter emissions. IESU, IPC and WP&L are currently reviewing the rules to determine what impact they may have on their operations.

   In October 1997, the EPA issued a proposed rule to require 22 states, including Wisconsin, to modify their SIPs to address the ozone transport issue. The proposed rule would require WP&L to reduce its NOx emissions at all of its plants to .15 lbs/mmbtu. WP&L cannot presently predict the final outcome of this proposal but believes that, under the terms of the proposed rule, it would be required to make various capital investments and/or modifications at its plants and that the costs related thereto would be significant.

   In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method, suggested that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling suggested that two of IESU's generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of IESU's generating facilities, the EPA issued a letter to the Iowa Governor's office directing the state to develop a plan of action. In this regard, IESU entered into a consent order with the IDNR in the third quarter of 1997 on this issue. IESU agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (potential aggregate capital cost of up to $2.5 million over the next two years of which $1.5 million is included in the anticipated 1998 capital requirements and $1.0 million is included in the anticipated 1999 capital requirements) at one of the facilities. The consent order is one piece of a revision to the SIP being proposed by the IDNR. The public comment period on the SIP revision was May 28 through June 26, 1998. IEPC approved the SIP revision on July 20, 1998. The SIP revision transmittal letter from Iowa to the EPA is awaiting the signature of the Governor of Iowa and then will be sent to the EPA Region VII for review and approval.

   Pursuant to a routine internal review of documents, IESU determined that certain changes undertaken during previous years at one of its generating facilities may have required a federal PSD permit. IESU initiated discussions with its regulators on the matter, resulting in the submittal of a PSD permit application in February 1997. IESU received the permit in the second quarter of 1998. IESU may be subject to a penalty for not having obtained the permit previously; however, IESU believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operation.

   Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids, Iowa. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which includes equipment modifications and contemplates operational changes. In addition, IESU may be required to obtain a PSD permit. On May 13, 1998, IESU received a citation from the Linn County Health Department alleging violations at the facility. IESU has negotiated a settlement agreement with the Linn County Health Department, resolving the matter for $30,000. The settlement is scheduled for court review and approval during the third quarter of 1998. Depending on the outcome of communications with the IDNR, IESU may be subject to a penalty for not having a PSD permit for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

   In March 1998, IPC received a Notice of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. On May 14, 1998, IPC received from the IDNR an inspection report and notice of violation addressing the same and other concerns as were raised by the environmental group. IPC responded to the environmental group on May 19, 1998, providing an evaluation of the alleged violations. IPC responded to the IDNR on June 26, 1998 with a plan of action addressing the IDNR's concerns. While IPC believes that it has satisfied IDNR's concerns, IPC notes that it may be subject to a penalty for exceeding permit limits established for this facility, however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

   Pursuant to an internal review of operations, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa, may require a Clean Air Act Acid Rain permit and continuous emissions monitoring system. IPC has initiated discussions with its regulators, is continuing its internal review of historical operations and communications on the matter, and has discontinued operation of the unit, pending resolution of the issues. Pursuant to its internal review, IPC also identified and disclosed to its regulators a potentially similar situation at its Lansing, Iowa generating facility. IPC may be subject to a penalty for not having installed the continuous emissions monitoring system and for not having obtained the permit previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

   A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. Negotiators left significant implementation and compliance questions open to resolution at meetings to be held starting in November 1998. At this time, management is unable to predict whether the United States Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on IEC's operations.

   The Nuclear Waste Policy Act of 1982 assigned responsibility to the DOE to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. IESU and WP&L are evaluating and pursuing multiple options, including litigation and legislation to protect their customers and the contractual and statutory rights that are diminished by delays in the DOE program.

   The Nuclear Waste Policy Act of 1982 assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU and WP&L. In accordance with this responsibility, IESU and WP&L have been storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began. IESU will have to increase its spent fuel storage capacity at DAEC to store all of the spent fuel that will be produced before the current license expires in 2014. There are several options available that will satisfy DAEC's storage needs.
   IESU is currently reviewing its options to expand on-site storage capability. To provide assurance that both the operating and post-shutdown storage needs are satisfied, a combination of expanding the capacity of the existing fuel pool and construction of a dry cask modular facility are being contemplated. With minor modifications, Kewaunee would have sufficient fuel storage capacity to store all of the fuel they will generate through the end of the license life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002.

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

   The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at June 30, 1998 was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount. WP&L is also recovering these costs from its customers and at June 30, 1998 had a regulatory asset and a liability of $5.9 million and $5.1 million recorded, respectively.

   Whiting, a wholly-owned subsidiary of Alliant Industries, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $14 million and the expenditures are not expected to be incurred for approximately five years. Whiting accrues these costs as reserves are extracted, resulting in a recorded liability of $9.2 million at June 30, 1998.

   Power Supply

   The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of steps to improve electric reliability in the state. Wisconsin enacted electric reliability legislation in April 1998 (Wisconsin Reliability
   Act). The legislation has the goal of assuring reliable electric energy for Wisconsin. The new law, effective May 12, 1998, requires
   Wisconsin utilities to join a regional independent system operator for transmission by the year 2000, allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. This legislation also requires the PSCW to complete a regional transmission constraint study by September 1, 1998. The PSCW is then authorized to order construction of new transmission facilities, based on the findings of its constraint study, through December 31, 2000.

   On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In response to this order, WP&L issued a Request for Proposal for contracts to provide WP&L with an additional 150 MW of electric capacity beginning as early as June 1, 1999. WP&L evaluated applications on the basis of per-megawatt cost, transmission capacity, environmental factors, experience in building and operating similar generating facilities and the ability to meet a June 2000 in-service date. In July 1998, IEC and Polsky Energy Corp. (Polsky) announced an agreement whereby Polsky would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 525 megawatts of electricity. Under the agreement, IEC will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. It is expected that this new generation will be operational in June of 2000. This is the first plant to be announced by the three Wisconsin utilities under the Wisconsin Reliability Act. Polsky will be seeking the necessary approvals from the PSCW and Wisconsin Department of Natural Resources.

   Utility officials noted that it will take time for new transmission and power plant projects to be approved and built. While utility officials fully expect to meet customer demands in 1998 and 1999, problems still could arise if there are unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

                           PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   IEC

   On April 29, 1998, a lawsuit was filed, Aliant Communications Inc. v. Interstate Energy Corporation, in federal district court against IEC by Aliant Communications Inc. alleging trademark infringement, dilution and unfair competition in connection with the use by IEC of the name "Alliant." The plaintiff ultimately is seeking a permanent injunction with respect to such matters and damages equal to one-half of what plaintiff has spent to advertise and promote its Aliant mark, trebled pursuant to certain provisions of the Lanham Act, and related interest, costs, and attorney's fees. A hearing was held on June 17, 1998 and the court issued an order granting in part plaintiff's request for a preliminary injunction. The court ordered IEC not to conduct a shareholder meeting for the purpose of changing its corporate name to include the name "Alliant" and not to use the "Alliant" mark in advertising before the trial on the merits of this case is held (scheduled to begin on October 5, 1998). The court specifically stated that IEC is not precluded from using the "Alliant" mark in customer communications and billing or from using the stock symbol "LNT" however. Settlement discussions between the parties are currently underway. IEC is unable to predict the outcome of this matter but believes it will not have a material adverse effect on its financial position or results of operations.

   On April 17, 1998, MG&E and Citizens Utility Board appealed the decision of the SEC approving the Merger, Madison Gas and Electric Company and Citizens Utility Board v. Securities and Exchange Commission. On May 15, 1998, IEC moved to intervene in this appeal and the United States Court of Appeals for the District of Columbia District granted the motion. Briefs are due later this year and oral arguments are scheduled for January 13, 1999.

   IESU

   On April 30, 1996, IESU filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities Company (ISU) and Iowa Electric Light and Power Company
   (IE) (IESU was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that IESU has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around MGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of environmental impacts to property, including natural resources like groundwater, at and around the MGP sites. Settlement has been reached with all twenty-one carriers. After the remaining settlement payments are received, IESU will dismiss its lawsuit, as all issues will have been resolved. Any amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

   IESU is in discussions with the regulators regarding certain environmental permit issues. For a discussion of these matters, see MD&A above, which information is incorporated herein by reference.

   IPC

   In March 1998, IPC received a Notice of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. On May 14, 1998, IPC received from the IDNR an inspection report and notice of violation addressing the same and other concerns as were raised by the environmental group. IPC responded to the environmental group on May 19, 1998, providing an evaluation of the alleged violations. IPC responded to the IDNR on June 26, 1998 with a plan of action addressing the IDNR's concerns. While IPC believes that it has satisfied the IDNR's concerns, IPC notes that it may be subject to a penalty for exceeding permit limits established for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

   IPC also is in discussions with the regulators regarding an environmental permit and related issues at generating facilities in Dubuque, Iowa and Lansing, Iowa. For a discussion of this matter, see "Other Matters - Environmental", which information is incorporated herein by reference.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   IEC

   At IEC's annual meeting of shareowners held on June 24, 1998, Alan B. Arends, Robert D. Ray and Anthony R. Weiler were elected as directors of IEC for terms expiring in 1999. The following sets forth certain information with respect to the election of these directors at the annual meeting.

     Name of Nominee   Shares Voted For    Shares Against/Withheld
     Alan B. Arends    56,169,298          1,232,964
     Robert D. Ray     56,099,522          1,302,740
     Anthony R. Weiler 56,162,154          1,240,108

   At IEC's annual meeting of shareowners held on June 24, 1998, Lee Liu, Robert W. Schlutz and Wayne H. Stoppelmoor were elected as directors of IEC for terms expiring in 2000. The following sets forth certain information with respect to the election of these directors at the annual meeting.

     Name of Nominee       Shares Voted For    Shares Against/Withheld
     Lee Liu               56,118,205          1,284,057
     Robert W. Schlutz     56,206,733          1,195,529
     Wayne H. Stoppelmoor  56,214,221          1,188,041

   At IEC's annual meeting of shareowners held on June 24, 1998, Joyce L. Hanes, Arnold M. Nemirow, Jack R. Newman, Judith D. Pyle and David Q. Reed were elected as directors of IEC for terms expiring in 2001. The following sets forth certain information with respect to the election of these directors at the annual meeting.

      Name of Nominee     Shares Voted For    Shares Against/Withheld
      Joyce L. Hanes      56,133,975          1,268,287
      Arnold M. Nemirow   55,486,825          1,915,437
      Jack R. Newman      56,138,175          1,264,087
      Judith D. Pyle      56,163,283          1,238,979
      David Q. Reed       56,123,134          1,279,128


   The following table sets forth the other directors of IEC whose terms of office continued after the 1998 annual meeting.


     Name of Director      Year in Which Term Expires

     Rockne G. Flowers              1999
     Katharine C. Lyall             1999
     Erroll B. Davis, Jr.           2000
     Milton E. Neshek               2000

   WP&L

   At WP&L's annual meeting of shareowners held on June 17, 1998, Alan B. Arends, Robert D. Ray and Anthony R. Weiler were elected as directors of WP&L for terms expiring in 1999. The following sets forth certain information with respect to the election of these directors at the annual meeting.

     Name of Nominee      Shares Voted For    Shares Against/Withheld
     Alan B. Arends       13,598,409                1,120
     Robert D. Ray        13,598,303                1,226
     Anthony R. Weiler    13,598,410                1,119

   At WP&L's annual meeting of shareowners held on June 17, 1998, Lee Liu, Robert W. Schlutz and Wayne H. Stoppelmoor were elected as directors of WP&L for terms expiring in 2000. The following sets forth certain information with respect to the election of these directors at the annual meeting.

    Name of Nominee       Shares Voted For    Shares Against/Withheld
    Lee Liu               13,598,157               1,372
    Robert W. Schlutz     13,598,359               1,170
    Wayne H. Stoppelmoor  13,598,405               1,124



   At WP&L's annual meeting of shareowners held on June 17, 1998, Joyce L. Hanes, Arnold M. Nemirow, Jack R. Newman, Judith D. Pyle and David Q. Reed were elected as directors of WP&L for terms expiring in 2001. The following sets forth certain information with respect to the election of these directors at the annual meeting.

    Name of Nominee       Shares Voted For    Shares Against/Withheld
    Joyce L. Hanes        13,598,015              1,514
    Arnold M. Nemirow     13,598,257              1,272
    Jack R. Newman        13,598,360              1,169
    Judith D. Pyle        13,598,119              1,410
    David Q. Reed         13,598,253              1,276

   The following table sets forth the other directors of WP&L whose terms of office continued after the 1998 annual meeting.

                                   Year in Which Term
      Name of Director                 Expires

      Rockne G. Flowers                 1999
      Katharine C. Lyall                1999
      Erroll B. Davis, Jr.              2000
      Milton E. Neshek                  2000

   IESU

   The following individuals were elected as directors of IESU for terms expiring at the annual meeting in 2001:

          Joyce L. Hanes
          Arnold M. Nemirow
          Jack R. Newman
          Judith D. Pyle
          David Q. Reed

   Such persons were elected by a consent action executed by IEC as the sole holder of capital stock of IESU entitled to vote with respect to the election of directors. IEC voted all of the outstanding shares of common stock of IESU (consisting of 13,370,788 shares) in favor of the election of the aforementioned individuals.

   The following tables sets forth the other directors of IESU whose term of office continued.

     Name of Director           Year in Which Term Expires

     Alan B. Arends                   1999
     Rockne G. Flowers                1999
     Katharine C. Lyall               1999
     Robert D. Ray                    1999
     Anthony R. Weiler                1999
     Erroll B. Davis, Jr.             2000
     Lee Liu                          2000
     Milton E. Neshek                 2000
     Robert W. Schlutz                2000
     Wayne H. Stoppelmoor             2000

   ITEM 5.  OTHER INFORMATION

   IEC

   The deadline for submission of shareowner proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in IEC's proxy statement for its 1999 Annual Meeting of Shareowners is January 21, 1999. Additionally, if IEC receives notice of a shareowner proposal after April 7, 1999, the persons named in proxies solicited by the Board of Directors of IEC for its 1999 Annual Meeting of Shareowners may exercise discretionary voting power with respect to such proposal.

   WP&L

   The deadline for submission of shareowner proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in WP&L's proxy statement for its 1999 Annual Meeting of Shareowners is January 27, 1999. Additionally, if WP&L receives notice of a shareowner proposal after April 12, 1999, the persons named in proxies solicited by the Board of Directors of WP&L for its 1999 Annual Meeting of Shareowners may exercise discretionary voting power with respect to such proposal.


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits Required by the Securities and Exchange Commission
          Regulation S-K:

          The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

          2.1* Agreement and Plan of Merger, dated as of November 10, 1995, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company and AMW Acquisition, Inc.
               (incorporated by reference to Exhibit 2.1 to IEC's Current Report on Form 8-K, dated November 10, 1995)

          2.2* Amendment No. 1 to Agreement and Plan of Merger and Stock
               Option Agreements, dated May 22, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, AMW Acquisition, Inc., WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to IEC's Current Report on Form 8-K, dated May 22, 1996)

          2.3* Amendment No. 2 to Agreement and Plan of Merger, dated August
               16, 1996, by and among WPL Holdings, Inc., IES Industries Inc., Interstate Power Company, a Delaware corporation, WPLH Acquisition Co. and Interstate Power Company, a Wisconsin corporation (incorporated by reference to Exhibit 2.1 to IEC's Current Report on Form 8-K, dated August 15, 1996)

          3.1* Restated Articles of Incorporation of Interstate Energy
               Corporation, as amended (incorporated by reference to Exhibit
               3.2 to IEC's Current Report on Form 8-K, dated April 21, 1998)

          3.2* Bylaws of Interstate Energy Corporation (incorporated by reference to Exhibit 3.3 to IEC's Current Report on Form 8-K, dated April 21, 1998)

          3.3* Restated Articles of Incorporation of Wisconsin Power & Light
               Company, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

          3.4  Bylaws of Wisconsin Power and Light Company

          3.5  Amended and Restated Articles of Incorporation of IES
               Utilities Inc.

          3.6  Bylaws of IES Utilities Inc.

          4.1* Indenture of Mortgage or Deed of Trust dated August 1, 1941, between WP&L and First Wisconsin Trust Company and George B. Luhman, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, January 1, 1948, September 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, September 1, 1953, October 1, 1954,
               March 1, 1959, May 1, 1962, August 1, 1968, June 1, 1969,
               October 1, 1970, July 1, 1971, April 1, 1974, December 1, 1975, May 1, 1976, May 15, 1978, August 1, 1980, January 15,
               1981, August 1, 1984, January 15, 1986, June 1, 1986,
               August 1, 1988, December 1, 1990, September 1, 1991,
               October 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and
               July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended
               Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended
               Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended
               Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308;
               Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439;
               Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended
               Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4B to WP&L's Form 10-K for the year ended December 31, 1988, Exhibit 4.1 to WP&L's Form 8-K dated December 10, 1990, Amended Exhibit 4.26 in File No. 33-45726, Amended Exhibit 4.27 in File No.33-45726, Exhibit 4.1 to WP&L's Form 8-K dated March 9, 1992, Exhibit 4.1 to WP&L's Form 8-K dated May 12, 1992, Exhibit 4.1 to WP&L's Form 8-K dated June 29, 1992 and Exhibit 4.1 to WP&L's Form 8-K dated July 20, 1992)

          4.2* Rights Agreement, dated February 22, 1989, between Interstate
               Energy Corporation (formerly WPL Holdings, Inc.) and Morgan Shareholder Services Trust Company (incorporated by reference to Exhibit 4 to IEC's Current Report on Form 8-K, dated February 27, 1989)

          4.3* Indenture, dated as of June 20, 1997, between WP&L and Firstar
               Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

          4.4* Officers' Certificate, dated as of June 25, 1997, creating the
               7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

          4.5* Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between IES Utilities Inc. (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (incorporated by reference to Exhibit 4(c) to IESU's Form 10-Q for the quarter ended September 30, 1993)

          4.6* Supplemental Indentures to the Mortgage:


                                      IESU/IES
    Number      Dated as of        File Reference     Exhibit

    First    October 1, 1993     Form 10-Q, 11/12/93  4(d)
    Second   November 1, 1993    Form 10-Q, 11/12/93  4(e)
    Third    March 1, 1995       Form 10-Q, 5/12/95   4(b)
    Fourth   September 1, 1996   Form 8-K, 9/19/96    4(c)(i)
    Fifth    April 1, 1997       Form 10-Q, 5/14/97   4(a)

          4.7* Indenture of Mortgage and Deed of Trust, dated as of August 1,
               1940, between IES Utilities Inc. (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture)
               (incorporated by reference to Exhibit 2(a) to IESU's Registration Statement, File No. 2-25347)

          4.8* Supplemental Indentures to the 1940 Indenture:

                                           IESU
     Number         Dated as of       File Reference    Exhibit

    First           March 1, 1941      2-25347             2(a)
    Second          July 15, 1942      2-25347             2(a)
    Third           August 2, 1943     2-25347             2(a)
    Fourth          August 10, 1944    2-25347             2(a)
    Fifth           November 10, 1944  2-25347             2(a)
    Sixth           August 8, 1945     2-25347             2(a)
    Seventh         July 1, 1946       2-25347             2(a)
    Eighth          July 1, 1947       2-25347             2(a)
    Ninth           December 15, 1948  2-25347             2(a)
    Tenth           November 1, 1949   2-25347             2(a)
    Eleventh        November 10, 1950  2-25347             2(a)
    Twelfth         October 1, 1951    2-25347             2(a)
    Thirteenth      March 1, 1952      2-25347             2(a)
    Fourteenth      November 5, 1952   2-25347             2(a)
    Fifteenth       February 1, 1953   2-25347             2(a)
    Sixteenth       May 1, 1953        2-25347             2(a)
    Seventeenth     November 3, 1953   2-25347             2(a)
    Eighteenth      November 8, 1954   2-25347             2(a)
    Nineteenth      January 1, 1955    2-25347             2(a)
    Twentieth       November 1, 1955   2-25347             2(a)
    Twenty-first    November 9, 1956   2-25347             2(a)
    Twenty-second   November 6, 1957   2-25347             2(a)
    Twenty-third    November 4, 1958   2-25347             2(a)
    Twenty-fourth   November 3, 1959   2-25347             2(a)
    Twenty-fifth    November 1, 1960   2-25347             2(a)
    Twenty-sixth    January 1, 1961    2-25347             2(a)
    Twenty-seventh  November 7, 1961   2-25347             2(a)
    Twenty-eighth   November 6, 1962   2-25347             2(a)
    Twenty-ninth    November 5, 1963   2-25347             2(a)
    Thirtieth       November 4, 1964   2-25347             2(a)
    Thirty-first    November 2, 1965   2-25347             2(a)
    Thirty-second   September 1, 1966  Form 10-K, 1966     4.10
    Thirty-third    November 30, 1966  Form 10-K, 1966     4.10
    Thirty-fourth   November 7, 1967   Form 10-K, 1967     4.10
    Thirty-fifth    November 5, 1968   Form 10-K, 1968     4.10
    Thirty-sixth    November 1, 1969   Form 10-K, 1969     4.10
    Thirty-seventh  December 1, 1970   Form 8-K, 12/70     1
    Thirty-eighth   November 2, 1971   2-43131             2(g)
    Thirty-ninth    May 1, 1972        Form 8-K, 5/72      1
    Fortieth        November 7, 1972   2-56078             2(i)
    Forty-first     November 7, 1973   2-56078             2(j)
    Forty-second    September 10, 1974 2-56078             2(k)
    Forty-third     November 5, 1975   2-56078             2(l)
    Forty-fourth    July 1, 1976       Form 8-K, 7/76      1
    Forty-fifth     November 1, 1976   Form 8-K, 12/76     1
    Forty-sixth     December 1, 1977   2-60040             2(o)
    Forty-seventh   November 1, 1978   Form 10-Q, 6/30/79  1
    Forty-eighth    December 1, 1979   Form S-16, 2-65996  2(q)
    Forty-ninth     November 1, 1981   Form 10-Q, 3/31/82  2
    Fiftieth        December 1, 1980   Form 10-K, 1981     4(s)
    Fifty-first     December 1, 1982   Form 10-K, 1982     4(t)
    Fifty-second    December 1, 1983   Form 10-K, 1983     4(u)
    Fifty-third     December 1, 1984   Form 10-K, 1984     4(v)
    Fifty-fourth    March 1, 1985      Form 10-K, 1984     4(w)
    Fifty-fifth     March 1, 1988      Form 10-Q, 5/12/88  4(b)
    Fifty-sixth     October 1, 1988    Form 10-Q, 11/10/88 4(c)
    Fifty-seventh   May 1, 1991        Form 10-Q, 8/13/91  4(d)
    Fifty-eighth    March 1, 1992      Form 10-K, 1991     4(c)
    Fifty-ninth     October 1, 1993    Form 10-Q, 11/12/93 4(a)
    Sixtieth        November 1, 1993   Form 10-Q, 11/12/93 4(b)
    Sixty-first     March 1, 1995      Form 10-Q, 5/12/95  4(a)
    Sixty-second    September 1, 1996  Form 8-K, 9/19/96   4(f)
    Sixty-third     April 1, 1997      Form 10-Q, 5/14/97  4(b)

          4.9* Indenture or Deed of Trust dated as of February 1, 1923, between IES Utilities Inc. (successor to Iowa Southern Utilities Company (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture)
               (incorporated by reference to Exhibit B-1 to File No. 2-1719)

         4.10* Supplemental Indentures to the 1923 Indenture:

                                        File
                  Dated as of         Reference      Exhibit

                  May 1, 1940          2-4921          B-1-k
                  May 2, 1940          2-4921          B-1-l
                  October 1, 1945      2-8053          7(m)
                  October 2, 1945      2-8053          7(n)
                  January 1, 1948      2-8053          7(o)
                  September 1, 1950    33-3995         4(e)
                  February 1, 1953     2-10543         4(b)
                  October 2, 1953      2-10543         4(q)
                  August 1, 1957       2-13496         2(b)
                  September 1, 1962    2-20667         2(b)
                  June 1, 1967         2-26478         2(b)
                  February 1, 1973     2-46530         2(b)
                  February 1, 1975     2-53860         2(aa)
                  July 1, 1975         2-54285         2(bb)
                  September 2, 1975    2-57510         2(bb)
                  March 10, 1976       2-57510         2(cc)
                  February 1, 1977     2-60276         2(ee)
                  January 1, 1978      0-849           2
                  March 1, 1979        0-849           2
                  March 1, 1980        0-849           2
                  May 31, 1986         33-3995         4(g)
                  July 1, 1991         0-849           4(h)
                  September 1, 1992    0-849           4(m)
                  December 1, 1994     0-4117-1        4(f)

         4.11* Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between IES Utilities Inc. and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (incorporated by reference to Exhibit 4(i) to IESU's Amendment No. 1 to Registration Statement, File No. 33-62259)

         4.12* Indenture (For Senior Unsecured Debt Securities), dated as of
               August 1, 1997, between IES Utilities Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4(j) to IESU's Registration Statement, File No. 333-32097)

         4.13* The Original through the Nineteenth Supplemental Indentures of
               Interstate Power Company to The Chase Manhattan Bank and Carl
               E. Buckley and C. J. Heinzelmann, as Trustees, dated January 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

         4.14* Twentieth Supplemental Indenture of Interstate Power Company to The Chase Manhattan Bank and C. J. Heinzelmann, as Trustees, dated May 15, 1993 (incorporated by reference to
               Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

         10.1 Service Agreement by and among Wisconsin Power & Light Company, South Beloit Water, Gas and Electric Company, IES Utilities Inc., Interstate Power Company, and Alliant Services Company

         10.2 Service Agreement by and among Alliant Industries, Inc., IPC Development Company, Inc. and Alliant Services Company

         10.3 System Coordination and Operating Agreement dated April 11, 1997, among IES Utilities Inc., Interstate Power Company, Wisconsin Power & Light Company and Alliant Services, Inc.

         10.4* Joint Power Supply Agreement among Wisconsin Public Service
               Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967 (incorporated by reference to Exhibit 4.09 of Wisconsin Public Service Corporation in File No. 2-27308)

         10.5* Joint Power Supply Agreement among Wisconsin Public Service
               Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of Wisconsin Public Service Corporation in File No. 2-48781)

         10.6* Basic Generating Agreement, Unit 4, Edgewater Generating
               Station, dated June 5, 1967, between Wisconsin Power and Light Company and Wisconsin Public Service Corporation (incorporated by reference to Exhibit 4.10 of Wisconsin Public Service Corporation in File No. 2-27308)

         10.7* Agreement for Construction and Operation of Edgewater 5
               Generating Unit, dated February 24, 1983, between Wisconsin Power and Light Company, Wisconsin Electric Power Company and Wisconsin Public Service Corporation (incorporated by reference to Exhibit 10C-1 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1983 (File No. 1-3016))

        10.7a* Amendment No. 1 to Agreement for Construction and Operation of
               Edgewater 5 Generating Unit, dated December 1, 1988 (incorporated by reference to Exhibit 10C-2 to Wisconsin Public Service Corporation's Form 10-K for the year ended December 31, 1988 (File No. 1-3016))

        10.8* Revised Agreement for Construction and Operation of Columbia Generating Plant among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of Wisconsin Public Service Corporation in File No. 2-48781)

        10.9* Operating and Transmission Agreement between Central Iowa Power Cooperative and IESU (incorporated by reference to Exhibit 10(q) to IESU's Form 10-K for the year 1990)

        10.10* Duane Arnold Energy Center Ownership Participation Agreement dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(kk) to IESU's Registration Statement, File No. 2-38674)

        10.11* Duane Arnold Energy Center Operating Agreement dated June 1,
               1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(ll) to IESU's Registration Statement, File No. 2-38674)

        10.12* Duane Arnold Energy Center Agreement for Transmission,
               Transformation, Switching, and Related Facilities dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(mm) to IESU's Registration Statement, File No. 2-38674)

        10.13* Basic Generating Agreement dated April 16, 1975 between Iowa
               Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IESU for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IESU's Form 10-K for the year 1977)

       10.13a* Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IESU for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IESU's Form 10-K for the year 1977)

       10.14* Second Amended and Restated Credit Agreement dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IESU (incorporated by reference to Exhibit 10(j) to IESU's Form 10-K for the year 1987)

       10.15#  Form of Supplemental Retirement Agreement

       10.16# Interstate Energy Corporation 1998 Officer Incentive Compensation Plan

       10.17# Interstate Energy Corporation Long-Term Incentive Program, revised July 1, 1998

       10.18#  Alliant Services Company Key Employee Deferred Compensation
               Plan

       10.19#* Executive Tenure Compensation Plan as revised November 1992
               (incorporated by reference to Exhibit 10A to IEC's Form 10-K for the year ended December 31, 1992)

       10.19a# Amendment to Executive Tenure Compensation Plan adopted
               February 23, 1998

       10.20#* Form of Supplemental Retirement Plan, as revised November 1992
               (incorporated by reference to Exhibit 10B to IEC's Form 10-K for the year ended December 31, 1992)

       10.21#* Forms of Deferred Compensation Plans, as amended June, 1990
               (incorporated by reference to Exhibit 10C to IEC's Form 10-K for the year ended December 31, 1990)

     10.21a#* Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to IEC's Form 10-K for the year ended December 31, 1992)

     10.21b#* Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to IEC's Form 10-K for the year ended December 31, 1993)

     10.22#* Pre-Retirement Survivor's Income Supplemental Plan, as revised November 1992 (incorporated by reference to Exhibit 10F to IEC's Form 10-K for the year ended December 31, 1992)

     10.23#* Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10I to IEC's Form 10-K for the year ended December 31, 1995)

     10.24#* Interstate Energy Corporation Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.25#* Key Executive Employment and Severance Agreement by and between Interstate Energy Corporation and each of W.D. Harvey and E.G. Protsch (incorporated by reference to Exhibit 4.3 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.26#* Key Executive Employment and Severance Agreement by and between Interstate Energy Corporation and each of E.M. Gleason, B.J. Swan, D.A. Doyle, P.J. Wegner, C. Fulenwider and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.27#* Severance Agreement by and between Interstate Energy Corporation and Lance W. Ahearn (incorporated by reference to
               Exhibit 10N to IEC's Form 10-K for the year ended December 31,
               1997)

     10.28# Severance Agreement by and between Interstate Energy Corporation and Anthony J. Amato

     10.29#* Employment Agreement, dated as of April 21, 1998, by and between Interstate Energy Corporation and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.1 to IEC's Form 8-K dated April 21, 1998)

     10.30#* Employment Agreement, dated as of April 21, 1998, by and between Interstate Energy Corporation and Lee Liu
               (incorporated by reference to Exhibit 10.2 to IEC's Form 8-K dated April 21, 1998)

     10.31#* Employment Agreement, dated as of April 21, 1998, by and between Interstate Power Company and Michael R. Chase (incorporated by reference to Exhibit 10.3 to IEC's Form 8-K dated April 21, 1998)

     10.32#*   Supplemental Retirement Plan (incorporated by reference to
               Exhibit 10(l) to IES's Form 10-K for the year ended December 31, 1987)

     10.33#* Key Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10(n) to IES's Form 10-K for the year ended December 31, 1987)

     10.34#* Executive Guaranty Plan (incorporated by reference to Exhibit 10(p) to IES's Form 10-K for the year ended December 31, 1987)

     10.35#* Executive Change of Control Severance Agreement - CEO (incorporated by reference to Exhibit 10(a) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.36#* Executive Change of Control Severance Agreement - Vice Presidents (incorporated by reference to Exhibit 10(b) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.37#* Executive Change of Control Severance Agreement - Other Officers (incorporated by reference to Exhibit 10(c) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.38#* Amendments to Key Employee Deferred Compensation Agreement for Directors (incorporated by reference to Exhibit 10(u) to IES's Form 10-Q for the quarter ended March 31, 1990)

     10.39#* Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

     10.40#* IES Industries Inc. Grantor Trust for Director Retirement Plan (incorporated by reference to Exhibit 10(c) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.41#* IES Industries Inc. Grantor Trust for Deferred Compensation Agreements (incorporated by reference to Exhibit 10(d) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.42#* IES Industries Inc. Grantor Trust for Supplemental Retirement Agreements (incorporated by reference to Exhibit 10(e) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.43#* IES Utilities Inc. Grantor Trust for Deferred Compensation Agreements (incorporated by reference to Exhibit 10(f) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.44#* IES Utilities Inc. Grantor Trust for Supplemental Retirement Agreements (incorporated by reference to Exhibit 10(g) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.45#* Interstate Power Company Irrevocable Trust Agreement dated April 30, 1990 (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year ended December 31, 1993)

     10.46#* Interstate Power Company Amended Deferred Compensation Plan as amended through January 30, 1990 (incorporated by reference to Exhibit 99.e to IPC's Form 10-K for the year ended December 31, 1993)

     10.47#* Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 and December 9, 1997 (incorporated by reference to Exhibit 99.5 to IPC's Form 10-K for the year ended December 31, 1997)

     10.48#* Interstate Power Company Irrevocable Trust Agreement dated December 1997 (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year ended December 31, 1997)

        27.1   Financial Data Schedule for Interstate Energy Corporation

        27.2 Financial Data Schedule for Interstate Energy Corporation - Restated June 30, 1997 Results

        27.3   Financial Data Schedule for IES Utilities Inc.

        27.4 Financial Data Schedule for IES Utilities Inc. - Restated June 30, 1997 Results

        27.5   Financial Data Schedule for Wisconsin Power and Light Company

   Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-Q. No such instrument authorizes securities in excess of 10% of the total assets of IEC, WP&L or IESU, as the case may be.

   Documents incorporated by reference to filings made by IEC under the Securities Exchange Act of 1934, as amended, are under File No. 1-9894. Documents incorporated by reference to filings made by WP&L under the Securities Exchange Act of 1934, as amended, are under File No. 0-337. Documents incorporated by reference to filings made by IES under the Securities Exchange Act of 1934, as amended, are under File No. 1-9187. Documents incorporated by reference to filings made by IESU under the Securities Exchange Act of 1934, as amended, are under File No. 0-4117-1. Documents incorporated by reference to filings made by IPC under the Securities Exchange Act of 1934, as amended, are under File No. 1-3632.

   # - A management contract or compensatory plan or arrangement.

   (b)  Reports on Form 8-K:

   Interstate Energy Corporation filed a Current Report on Form 8-K, dated April 21, 1998, reporting (under Items 2 and 7) the consummation of the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company.

   Interstate Energy Corporation filed a Current Report on Form 8-K, dated May 18, 1998, reporting (under Item 5) post-merger information included in the Interstate Energy Corporation (d/b/a Alliant Corporation) Annual Report to Shareowners.

   Interstate Energy Corporation filed a Current Report on Form 8-K, dated June 10, 1998, reporting (under Item 5) the Kewaunee Nuclear Power Plant steam generator replacement and transfer of ownership by Madison Gas and Electric Company to Wisconsin Public Service Corporation.

   IES Utilities Inc. filed a Current Report on Form 8-K, dated April 21, 1998, reporting (under Item 5) the consummation of the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company.

   Wisconsin Power and Light Company filed a Current Report on Form 8-K, dated April 21, 1998, reporting (under Item 5) the consummation of the three-way business combination between WPL Holdings, Inc., IES Industries Inc. and Interstate Power Company.

   Wisconsin Power and Light Company filed a Current Report on Form 8-K, dated June 10, 1998, reporting (under Item 5) the Kewaunee Nuclear Power Plant steam generator replacement and transfer of ownership by Madison Gas and Electric Company to Wisconsin Public Service Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 1998.


   INTERSTATE ENERGY CORPORATION
   Registrant

   By: /s/ Thomas M. Walker             Executive Vice President and
   Thomas M. Walker                     Chief Financial Officer (Principal
                                        Financial Officer)

   By: /s/ John E. Ebright              Vice President-Controller (Principal
   John E. Ebright                      Accounting Officer)


   IES UTILITIES INC.
   Registrant

   By: /s/ Edward M. Gleason            Vice President-Treasurer and
   Edward M. Gleason                    Corporate Secretary (Principal
                                        Financial Officer)

   By: /s/ John E. Ebright              Vice President-Controller (Principal
   John E. Ebright                      Accounting Officer)


   WISCONSIN POWER AND LIGHT COMPANY
   Registrant


   By: /s/ Edward M. Gleason            Vice President-Treasurer and
   Edward M. Gleason                    Corporate Secretary (Principal
                                        Financial Officer)

   By: /s/ John E. Ebright              Vice President-Controller (Principal
   John E. Ebright                      Accounting Officer)