Form 10-Q
period 1998-09-30
INTERSTATE ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1998-11-16
CIK 352541, 52485, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission        Name of Registrant, State of Incorporation,       IRS Employer
File Number       Address of Principal Executive Offices and      Identification
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
                  Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past (90) days. Yes X No _____

This combined Form 10-Q is separately filed by Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Number of shares outstanding of each class of common stock as of October 31, 1998:

Interstate Energy  Corporation      Common  stock,  $.01 par  value,  77,152,806
                                    shares outstanding

IES Utilities Inc.                  Common  stock,  $2.50 par value,  13,370,788
                                    shares outstanding (all of which are owned beneficially and of record by Interstate
                                    Energy Corporation)

Wisconsin Power and Light Company   Common  stock,  $5  par  value,   13,236,601
                                    shares outstanding (all of which are owned beneficially and of record by Interstate
                                    Energy Corporation)

                                    CONTENTS

                                                                           Page
Part I.         Financial Information

     Item 1.    Consolidated Financial Statements

                Interstate Energy Corporation:
                Consolidated Statements of Income for the Three and
                     Nine Months Ended September 30, 1998 and 1997            6
                Consolidated Balance Sheets as of September 30, 1998
                     and December 31, 1997                                    7
                Consolidated Statements of Cash Flows for the Nine
                     Months Ended  September 30, 1998 and 1997                9
                Notes to Consolidated Financial Statements                    10

                IES Utilities Inc.:
                Consolidated Statements of Income for the Three and
                     Nine Months Ended September 30, 1998 and 1997            14
                Consolidated Balance Sheets as of September 30, 1998
                     and December 31, 1997                                    15
                Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1998 and 1997                 17
                Notes to Consolidated Financial Statements                    18

                Wisconsin Power and Light Company:
                Consolidated Statements of Income for the Three and
                     Nine Months Ended September 30, 1998 and 1997            20
                Consolidated Balance Sheets as of September 30, 1998
                     and December 31, 1997                                    21
                Consolidated Statements of Cash Flows for the Nine
                     Months Ended September 30, 1998 and 1997                 23
                Notes to Consolidated Financial Statements                    24

     Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      25

     Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                              57

Part II.        Other Information                                             57

     Item 1.    Legal Proceedings                                             57

     Item 5.    Other Information                                             58

     Item 6.    Exhibits and Reports on Form 8-K                              59

                Signatures                                                    60

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

DOE                          U.S. Department of Energy

Dth                          Dekatherm

EAC                          Energy Adjustment Clause

EPA                          United States Environmental Protection Agency

EWG                          Exempt Wholesale Generator

FASB                         Financial Accounting Standards Board

FERC                         Federal Energy Regulatory Commission

FUCO                         Foreign Utility Company

HDC                          Heartland Development Corporation

ICC                          Illinois Commerce Commission

IDNR                         Iowa Department of Natural Resources

IEC                          Interstate Energy Corporation

IEPC                         Iowa Environmental Protection Commission

IES                          IES Industries Inc.

IESU                         IES Utilities Inc.

IPC                          Interstate Power Company

ISO                          Independent System Operator

IUB                          Iowa Utilities Board

Kewaunee                     Kewaunee Nuclear Power Plant

Abbreviation or Acronym      Definition
LIBOR                        London Interbank Offer Rate

McLeod                       McLeodUSA Inc.

MD&A Management's Discussion and Analysis of Financial Condition and Results of Operations

MG&E                         Madison Gas and Electric Company

MGP                          Manufactured Gas Plants

Midwest ISO                  Midwest Independent System Operator

MPUC                         Minnesota Public Utilities Commission

MW                           Megawatt

MWH                          Megawatt-Hour

NOx                          Nitrogen Oxides

OCA                          Office of Consumer Advocate

PCB                          Polychlorinated Biphenyl

PGA                          Purchased Gas Adjustment

PSCW                         Public Service Commission of Wisconsin

PSD                          Prevention of Significant Deterioration

PUHCA                        Public Utility Holding Company Act of 1935

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

WPSC                         Wisconsin Public Service Corporation

                          INTERSTATE ENERGY CORPORATION


                         PART I - FINANCIAL INFORMATION


                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          INTERSTATE ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                For the Three Months                 For the Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                               1998              1997               1998             1997
                                                                              (Restated)         (Restated)       (Restated)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)

Operating revenues:
  Electric utility                                              $ 460,974        $ 433,983        $ 1,199,139       $ 1,145,377
  Gas utility                                                      29,082           33,893            204,395           269,709
  Nonregulated and other                                           65,257           88,982            199,074           299,264
                                                          ----------------  ---------------    ---------------  ----------------
                                                                  555,313          556,858          1,602,608         1,714,350
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                              85,854           75,185            224,948           215,522
  Purchased power                                                  69,366           65,783            198,930           193,616
  Cost of utility gas sold                                         12,215           18,833            113,401           175,544
  Other operation                                                 140,082          157,953            456,113           500,349
  Maintenance                                                      29,274           28,833             87,921            89,613
  Depreciation and amortization                                    70,097           64,532            212,787           192,035
  Taxes other than income taxes                                    26,229           25,442             79,804            78,106
                                                          ----------------  ---------------    ---------------  ----------------
                                                                  433,117          436,561          1,373,904         1,444,785
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Operating income                                                  122,196          120,297            228,704           269,565
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                 31,890           31,584             95,045            88,519
  Allowance for funds used during construction                     (1,884)          (1,468)            (5,024)           (3,832)
  Preferred dividend requirements of subsidiaries                   1,675            1,674              5,024             5,020
  Miscellaneous, net                                                1,131           (2,449)             8,289            (7,701)
                                                          ----------------  ---------------    ---------------  ----------------
                                                                   32,812           29,341            103,334            82,006
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                         89,384           90,956            125,370           187,559
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                       37,680           35,987             53,889            72,103
                                                          ----------------  ---------------    ---------------  ----------------
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                       $ 51,704         $ 54,969           $ 71,481         $ 115,456
                                                          ================  ===============    ===============  ================
--------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                        77,008           76,327             76,796            76,130
                                                          ================  ===============    ===============  ================
--------------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)              $ 0.67           $ 0.72             $ 0.93            $ 1.52
                                                          ================  ===============    ===============  ================
--------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                $ 0.50           $ 0.50             $ 1.50            $ 1.50
                                                          ================  ===============    ===============  ================
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          INTERSTATE ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    September 30,         December 31,
                                                                         1998                 1997
ASSETS                                                                                     (Restated)
---------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                          $ 4,820,913          $ 4,733,222
      Gas                                                                   506,895              495,155
      Other                                                                 386,132              366,395
                                                                   -----------------    -----------------
                                                                          5,713,940            5,594,772
    Less - Accumulated depreciation                                       2,812,179            2,631,582
                                                                   -----------------    -----------------
                                                                          2,901,761            2,963,190
    Construction work in progress                                           118,988               86,511
    Nuclear fuel, net of amortization                                        48,204               55,777
                                                                   -----------------    -----------------
                                                                          3,068,953            3,105,478
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $173,049 and $139,920,
    respectively                                                            343,104              329,264
                                                                   -----------------    -----------------
                                                                          3,412,057            3,434,742
                                                                   -----------------    -----------------
---------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                         9,467               27,329
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,303 and $2,400, respectively                                     93,554              123,545
    Other, less allowance for doubtful accounts
      of $401 and $224, respectively                                         19,013               20,824
  Notes receivable                                                           13,465               23,410
  Production fuel, at average cost                                           43,141               40,656
  Materials and supplies, at average cost                                    52,600               49,845
  Gas stored underground, at average cost                                    22,627               32,364
  Regulatory assets                                                          35,488               36,330
  Prepaid gross receipts tax                                                 18,372               22,153
  Other                                                                      22,978               35,786
                                                                   -----------------    -----------------
                                                                            330,705              412,242
                                                                   -----------------    -----------------
---------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                              223,499              328,022
  Nuclear decommissioning trust funds                                       212,745              190,238
  Investment in foreign entities                                             57,519               57,072
  Other                                                                      50,759               49,319
                                                                   -----------------    -----------------
                                                                            544,522              624,651
                                                                   -----------------    -----------------
---------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                         321,181              352,365
  Deferred charges and other                                                101,663               99,550
                                                                   -----------------    -----------------
                                                                            422,844              451,915
                                                                   -----------------    -----------------
                                                                        $ 4,710,128          $ 4,923,550
                                                                   =================    =================
---------------------------------------------------------------------------------------------------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          INTERSTATE ENERGY CORPORATION
               CONSOLIDATED BALANCE SHEETS (CONTINUED) (UNAUDITED)

                                                                                  September 30,         December 31,
                                                                                       1998                 1997
CAPITALIZATION AND LIABILITIES                                                                           (Restated)
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
  outstanding 77,133,936 and 76,481,102 shares, respectively                              $ 771                $ 765
  Additional paid-in capital                                                              889,469              868,903
  Retained earnings                                                                       550,754              581,376
  Accumulated other comprehensive income                                                  103,982              173,512
                                                                                 -----------------    -----------------
    Total common equity                                                                 1,544,976            1,624,556
                                                                                 -----------------    -----------------

  Cumulative preferred stock of subsidiaries:
   Par/Stated      Authorized        Shares         Mandatory
     Value           Shares        Outstanding     Redemption
      $ 100             *            449,765           No                                  44,977               44,977
      $ 25              *            599,460           No                                  14,986               14,986
      $ 50           466,406         366,406           No                                  18,320               18,320
      $ 50             **            216,381           No                                  10,819               10,819
      $ 50             **            545,000          Yes ***                              27,250               27,250
                                                                                 -----------------    -----------------
                                                                                          116,352              116,352
    Less:  unamortized expenses                                                            (2,887)              (2,983)
                                                                                 -----------------    -----------------
      Total cumulative preferred stock of subsidiaries                                    113,465              113,369
                                                                                 -----------------    -----------------

  Long-term debt (excluding current portion)                                            1,485,607            1,467,903
                                                                                 -----------------    -----------------
                                                                                        3,144,048            3,205,828
                                                                                 -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                     68,764               18,329
  Variable rate demand bonds                                                               56,975               56,975
  Commercial paper                                                                         54,000              114,500
  Notes payable                                                                                74               42,000
  Capital lease obligations                                                                13,211               13,197
  Accounts payable                                                                        164,380              192,634
  Accrued taxes                                                                           101,465               78,923
  Other                                                                                   119,488              133,233
                                                                                 -----------------    -----------------
                                                                                          578,357              649,791
                                                                                 -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                       641,284              719,899
  Accumulated deferred investment tax credits                                              78,743               82,862
  Environmental liabilities                                                                55,643               66,455
  Customer advances                                                                        36,002               36,619
  Capital lease obligations                                                                15,745               23,634
  Other                                                                                   160,306              138,462
                                                                                 -----------------    -----------------
                                                                                          987,723            1,067,931
                                                                                 -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 4,710,128          $ 4,923,550
                                                                                 =================    =================
-----------------------------------------------------------------------------------------------------------------------

* 3,750,000 authorized shares in total between the two classes ** 2,000,000 authorized shares in total between the two classes *** $53.20 mandatory redemption price

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERSTATE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                   1998              1997
                                                                (Restated)        (Restated)
-----------------------------------------------------------------------------------------------
                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                                        $ 71,481         $ 115,456
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                    212,787           192,035
    Amortization of nuclear fuel                                      13,718            12,560
    Amortization of deferred energy efficiency expenditures           20,849             8,637
    Deferred taxes and investment tax credits                        (22,731)           (6,286)
    Refueling outage provision                                        (6,707)            6,654
    Other                                                             10,788             7,121
  Other changes in assets and liabilities:
    Accounts receivable                                               31,802            44,329
    Notes receivable                                                   9,945           (13,052)
    Production fuel                                                   (2,485)           (5,385)
    Materials and supplies                                            (2,755)           (1,595)
    Gas stored underground                                             9,737            (1,175)
    Accounts payable                                                 (28,254)          (64,252)
    Accrued taxes                                                     22,542            21,563
    Benefit obligations and other                                     36,103            18,528
                                                               --------------   ---------------
       Net cash flows from operating activities                      376,820           335,138
                                                               --------------   ---------------
-----------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                          (117,556)         (109,108)
    Proceeds from issuance of common stock                            18,317            12,201
    Net change in Alliant Industries, Inc. credit facility            77,037            19,160
    Proceeds from issuance of other long-term debt                     2,594           295,000
    Reductions in other long-term debt                               (10,879)         (146,338)
    Net change in short-term borrowings                             (102,426)         (132,066)
    Principal payments under capital lease obligations                (9,655)           (9,405)
    Other                                                                (91)             (661)
                                                               --------------   ---------------
        Net cash flows used for financing activities                (142,659)          (71,217)
                                                               --------------   ---------------
-----------------------------------------------------------------------------------------------

Cash flows  used  for  investing   activities:
 Construction   and   acquisition
    expenditures:
       Utility                                                      (167,109)         (182,905)
       Other                                                         (74,437)          (43,471)
    Deferred energy efficiency expenditures                                -           (13,254)
    Nuclear decommissioning trust funds                              (18,084)          (15,214)
    Other                                                              7,607             2,239
                                                               --------------   ---------------
       Net cash flows used for investing activities                 (252,023)         (252,605)
                                                               --------------   ---------------
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments       (17,862)           11,316
                                                               --------------   ---------------
-----------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period            27,329            22,817
                                                               --------------   ---------------
-----------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                 $ 9,467          $ 34,133
                                                               ==============   ===============
-----------------------------------------------------------------------------------------------

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                     $ 92,707          $ 83,489
                                                               ==============   ===============
       Income taxes                                                 $ 57,428          $ 61,133
                                                               ==============   ===============
    Noncash investing and financing activities:
       Capital lease obligations incurred                            $ 1,276          $ 13,912
                                                               ==============   ===============
-----------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                       9

                          INTERSTATE ENERGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by IEC, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IEC and its consolidated subsidiaries (WP&L, IESU, IPC, Alliant Industries and Alliant Services). These statements are prepared on the basis of accounting for the merger of WPLH, IES and IPC, which was effective on April 21, 1998, as a pooling of interests. Certain adjustments have been made to the prior period amounts as part of the restatement to reflect the pooling of interests transaction. In addition, the prior period amounts have been restated for a change in accounting method implemented in the third quarter of 1998 (see Note 7 for further discussion). These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPLH's and WP&L's latest Annual Report on Form 10-K, as amended, and IES's, IESU's and IPC's latest Annual Report on Form 10-K.

     In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997, (b) the consolidated financial position at September 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

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

     IEC's   comprehensive   income   (loss),   and  the   components  of  other
     comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                            For the Three Months               For the Nine Months
                                                             Ended September 30,               Ended September 30,
                                                           1998              1997            1998              1997
                                                                          (Restated)      (Restated)        (Restated)
                                                       --------------------------------  --------------------------------
Net income                                                 $  51,704        $   54,969       $  71,481        $  115,456

   Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities (1)
                                                           (102,546)           218,567        (61,075)           218,567
     Foreign currency translation adjustments
                                                             (8,511)              (19)         (8,455)              (19)
                                                       --------------   ---------------  --------------   ---------------
       Other comprehensive income (loss), net of tax
                                                           (111,057)           218,548        (69,530)           218,548
                                                       --------------   ---------------  --------------   ---------------

Comprehensive income (loss)                               $ (59,353)        $  273,517       $   1,951        $  334,004
                                                       ==============   ===============  ==============   ===============

     (1): Adjustment to the estimated fair value each quarter of IEC's investment in McLeod.

3. In accordance with an order from the PSCW, effective January 1, 1998, off-system gas sales for WP&L are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenue. In 1997, off-system gas sales were included in the Consolidated Statements of Income as gas revenue.

4. WPLH, as the surviving corporation in the merger involving WPLH, IES and IPC, changed its name to IEC. In connection with the merger, the number of authorized shares of IEC common stock was increased to 200,000,000. See
     Item 2, "MD&A Merger" for additional information.

5. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain nondeductible expenses.

6. On September 14, 1998, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60 million of debentures. The securities were issued on October 30, 1998 and the forward contract was settled, which resulted in a cash payment of $1.5 million by WP&L. This payment will be recognized as an adjustment to interest expense over the life of the new debt securities to approximate the interest rate implicit in the forward contract.

7. During the third quarter of 1998, IEC's oil and gas subsidiary, Whiting, changed its accounting method for oil and gas properties from the full cost method to the successful efforts method. While both methods are acceptable under generally accepted accounting principles, successful efforts is the preferred method. Management believes that the successful efforts method more accurately presents the results of Whiting's exploration, development and production activities and minimizes asset impairments caused by temporary declines in oil and gas prices, which may not be representative of overall or long-term markets or management's estimate of fair market value. As a result, impairments will only be recognized under the successful efforts method when there has been a permanent decline in the fair value of the oil and gas properties. Had Whiting not converted to the successful efforts method, management estimates in the results of operations for the three months ended September 30, 1998, IEC would have experienced a full cost ceiling write-down comparable to the cumulative impact on net income realized upon the conversion to the successful efforts method. As required by generally accepted accounting principles, all prior period financial statements of IEC presented herein have been restated to reflect the change in accounting method.

     Under the successful efforts method of accounting, Whiting capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive and other exploration costs, including geological and geophysical costs, are expensed as incurred. Depreciation, depletion and amortization of proved oil and gas properties is determined on a field-by-field basis using the unit-of-production method over the life of the remaining proved reserves. Estimated costs (net of salvage value) of site remediation, including offshore platform dismantlement, are included in the depreciation and depletion calculation. Proven oil and gas properties are reviewed on a field-by-field basis whenever events or circumstances indicate that the carrying value of such properties may be impaired.

     The cumulative effect of the restatement at January 1, 1997, was an after-tax reduction in retained earnings of $11.8 million. The restated net income amounts for the quarters ended March 31, 1997 through June 30, 1998 are as follows (in thousands):

                                                                         For the Quarters Ended
                                                6/30/98      3/31/98     12/31/97     9/30/97      6/30/97      3/31/97
                                               ----------   ----------  -----------  -----------  -----------  -----------
Previously reported net income                  $ (9,567)     $32,628      $34,544      $56,030      $20,859      $42,857


  Adjustment for change in accounting
    method for oil and gas properties from the
    full cost method to the successful efforts
    method                                           469       (3,753)      (5,422)      (1,061)      (1,060)      (2,169)

                                               ----------   ----------  -----------  -----------  -----------  -----------

Restated net income                             $ (9,098)     $28,875     $29,122      $54,969      $19,799      $40,688
                                               ==========   ==========  ===========  ===========  ===========  ===========


     The restated earnings per average common share (basic and diluted) for the quarters ended March 31, 1997 through June 30, 1998 are as follows:

                                                                         For the Quarters Ended
                                                6/30/98      3/31/98     12/31/97     9/30/97      6/30/97      3/31/97
                                               ----------   ----------  -----------  -----------  -----------  -----------
Previously reported earnings per average
  common share (basic and diluted)              $  (0.12)     $  0.43       $ 0.45      $  0.73      $  0.27      $  0.57

  Adjustment for change in accounting
    method for oil and gas properties from the
    full cost method to the successful efforts
    method                                          ----        (0.05)       (0.07)       (0.01)       (0.01)       (0.03)
                                               ----------   ----------  -----------  -----------  -----------  -----------

Restated earnings per average common share
  (basic and diluted)                            $ (0.12)     $  0.38      $  0.38      $  0.72      $  0.26      $  0.54
                                               ==========   ==========  ===========  ===========  ===========  ===========


                               IES UTILITIES INC.

                         PART I - FINANCIAL INFORMATION


                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               IES UTILITIES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months                    For the Nine Months
                                                             Ended September 30,                     Ended September 30,
                                                           1998                1997                1998                1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Operating revenues:
  Electric utility                                          $ 201,336           $ 184,676            $ 489,625          $ 459,653
  Gas utility                                                  14,984              15,507               96,299            122,711
  Steam and other                                               5,870               5,528               19,277             19,369
                                                     -----------------   -----------------   ------------------  -----------------
                                                              222,190             205,711              605,201            601,733
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                          35,478              27,613               87,411             84,026
  Purchased power                                              18,315              18,749               55,132             52,472
  Cost of gas sold                                              7,524               7,835               55,963             84,413
  Other operation                                              42,020              42,507              133,891            116,763
  Maintenance                                                  13,042              12,224               37,993             37,675
  Depreciation and amortization                                23,885              21,840               72,127             68,605
  Taxes other than income taxes                                11,986              10,956               36,699             34,563
                                                     -----------------   -----------------   ------------------  -----------------
                                                              152,250             141,724              479,216            478,517
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                               69,940              63,987              125,985            123,216
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                             13,124              13,371               39,154             38,446
  Allowance for funds used during construction                   (976)               (784)              (2,543)            (1,551)
  Miscellaneous, net                                              809                 864                5,256              2,394
                                                     -----------------   -----------------   ------------------  -----------------

                                                               12,957              13,451               41,867             39,289
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     56,983              50,536               84,118             83,927
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                   26,346              21,900               38,861             36,550
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                     30,637              28,636               45,257             47,377
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                   229                 229                  686                686
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                          $ 30,408            $ 28,407             $ 44,571           $ 46,691
                                                     =================   =================   ==================  =================
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               IES UTILITIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,
                                                                                 1998            December 31,
ASSETS                                                                       (Unaudited)             1997
----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                  $ 2,108,039         $ 2,072,866
      Gas                                                                           193,687             187,098
      Steam                                                                          55,391              55,374
      Common                                                                         96,172              90,342
                                                                           -----------------   -----------------
                                                                                  2,453,289           2,405,680
    Less - Accumulated depreciation                                               1,188,390           1,115,261
                                                                           -----------------   -----------------
                                                                                  1,264,899           1,290,419
    Construction work in progress                                                    61,791              38,923
    Leased nuclear fuel, net of amortization                                         28,865              36,731
                                                                           -----------------   -----------------
                                                                                  1,355,555           1,366,073
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $1,904 and $1,709, respectively                  5,567               5,762
                                                                           -----------------   -----------------
                                                                                  1,361,122           1,371,835
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 1,142                 230
  Temporary cash investments with associated companies                               68,053                   -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $984 and $630, respectively                                                  5,692              29,259
    Associated companies                                                              1,805                 907
    Other, less allowance for doubtful accounts
      of $315 and $224, respectively                                                  7,685               9,235
  Production fuel, at average cost                                                    9,050              10,579
  Materials and supplies, at average cost                                            23,823              22,976
  Gas stored underground, at average cost                                             7,864              17,192
  Regulatory assets                                                                  32,208              36,330
  Prepayments and other                                                               5,976              11,680
                                                                           -----------------   -----------------
                                                                                    163,298             138,388
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                82,979              77,882
  Other                                                                               5,767               5,167
                                                                           -----------------   -----------------
                                                                                     88,746              83,049
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                 138,058             163,264
  Deferred charges and other                                                         13,754              12,393
                                                                           -----------------   -----------------
                                                                                    151,812             175,657
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

                                                                                $ 1,764,978         $ 1,768,929
                                                                           =================   =================
----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               IES UTILITIES INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                              September 30,
                                                                                  1998               December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)               1997
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - par value $2.50 per share - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                            $ 33,427              $ 33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   258,947               233,216
                                                                            ------------------     -----------------
    Total common equity                                                               571,416               545,685
  Cumulative preferred stock, not mandatorily redeemable - par value
    $50 per share - authorized 466,406 shares; 366,406 shares outstanding              18,320                18,320
  Long-term debt (excluding current portion)                                          601,909               651,848
                                                                            ------------------     -----------------
                                                                                    1,191,645             1,215,853
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 50,140                   140
  Capital lease obligations                                                            13,197                13,183
  Accounts payable                                                                     27,394                60,546
  Accounts payable to associated companies                                             12,696                 2,736
  Accrued payroll and vacations                                                         7,430                 7,615
  Accrued interest                                                                     10,035                12,230
  Accrued taxes                                                                        70,161                58,996
  Accumulated refueling outage provision                                                3,899                10,606
  Environmental liabilities                                                             5,409                 4,054
  Other                                                                                17,726                11,533
                                                                            ------------------     -----------------
                                                                                      218,087               181,639
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   225,637               238,829
  Accumulated deferred investment tax credits                                          29,892                31,838
  Environmental liabilities                                                            32,016                38,256
  Pension and other benefit obligations                                                27,370                17,334
  Capital lease obligations                                                            15,668                23,548
  Other                                                                                24,663                21,632
                                                                            ------------------     -----------------
                                                                                      355,246               371,437
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

                                                                                  $ 1,764,978           $ 1,768,929
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               IES UTILITIES INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                       1998           1997
---------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                           $ 45,257       $ 47,377
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                       72,127         68,605
     Amortization of leased nuclear fuel                                                  9,143         10,668
     Amortization of deferred energy efficiency expenditures                             14,339          6,003
     Deferred taxes and investment tax credits                                           (9,948)        (8,970)
     Refueling outage provision                                                          (6,707)         6,654
     Other                                                                                  621          3,188
  Other changes in assets and liabilities:
     Accounts receivable                                                                 24,219         10,680
     Production fuel                                                                      1,529          2,522
     Materials and supplies                                                                (847)        (1,043)
     Gas stored underground                                                               9,328          2,806
     Accounts payable                                                                   (23,192)       (38,974)
     Accrued taxes                                                                       11,165         25,335
     Adjustment clause balances                                                           6,307         11,534
     Benefit obligations and other                                                       15,534          6,255
                                                                                   -------------  -------------
       Net cash flows from operating activities                                         168,875        152,640
                                                                                   -------------  -------------
---------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                              (14,000)       (42,000)
    Preferred stock dividends                                                              (686)          (686)
    Proceeds from issuance of long-term debt                                                  -        190,000
    Reductions in long-term debt                                                           (140)       (63,140)
    Net change in short-term borrowings                                                       -       (135,000)
    Principal payments under capital lease obligations                                   (9,655)        (9,405)
    Other                                                                                     -           (821)
                                                                                   -------------  -------------
      Net cash flows used for financing activities                                      (24,481)       (61,052)
                                                                                   -------------  -------------
---------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction expenditures                                                           (71,390)       (74,529)
    Deferred energy efficiency expenditures                                                   -         (8,450)
    Nuclear decommissioning trust funds                                                  (4,506)        (4,506)
    Other                                                                                   467            240
                                                                                   -------------  -------------
      Net cash flows used for investing activities                                      (75,429)       (87,245)
                                                                                   -------------  -------------
---------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                      68,965          4,343
                                                                                   -------------  -------------
---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                  230         11,608
                                                                                   -------------  -------------
---------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                   $ 69,195       $ 15,951
                                                                                   =============  =============
---------------------------------------------------------------------------------------------------------------

Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                           $ 39,420       $ 33,215
                                                                                   =============  =============
    Income taxes                                                                       $ 46,500       $ 31,875
                                                                                   =============  =============
  Noncash investing and financing activities - Capital lease obligations incurred       $ 1,276       $ 13,912
                                                                                   =============  =============
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               IES UTILITIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU. IEC Notes 3, 4, 6 and 7 do not relate to IESU and, therefore, are not incorporated by reference.

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

     In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997, (b) the consolidated financial position at September 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, have been made. Because of the seasonal nature of IESU's operations, results for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

                        WISCONSIN POWER AND LIGHT COMPANY

                         PART I - FINANCIAL INFORMATION


                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months                    For the Nine Months
                                                             Ended September 30,                     Ended September 30,
                                                           1998                1997                1998                1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Operating revenues:
  Electric utility                                          $ 165,345           $ 165,465            $ 470,969          $ 475,198
  Gas utility                                                   9,450              13,371               76,712            108,583
  Water                                                         1,335               1,356                3,763              3,481
                                                     -----------------   -----------------   ------------------  -----------------
                                                              176,130             180,192              551,444            587,262
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                    33,520              31,253               91,889             89,655
  Purchased power                                              30,539              31,514               89,378             98,610
  Cost of gas sold                                              2,711               7,135               41,940             68,401
  Other operation                                              31,140              29,951              105,036             95,203
  Maintenance                                                  10,793              11,598               35,240             36,759
  Depreciation and amortization                                30,237              26,801               91,075             77,177
  Taxes other than income taxes                                 7,494               7,782               22,710             23,199
                                                     -----------------   -----------------   ------------------  -----------------
                                                              146,434             146,034              477,268            489,004
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                               29,696              34,158               74,176             98,258
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                              9,224               9,176               26,591             23,058
  Allowance for funds used during construction                   (778)               (634)              (2,175)            (2,155)
  Miscellaneous, net                                              573                 799                1,849             (4,019)
                                                     -----------------   -----------------   ------------------  -----------------
                                                                9,019               9,341               26,265             16,884
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     20,677              24,817               47,911             81,374
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                    8,000               9,581               18,869             31,743
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                     12,677              15,236               29,042             49,631
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                   827                 827                2,483              2,483
                                                     -----------------   -----------------   ------------------  -----------------
----------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                          $ 11,850            $ 14,409             $ 26,559           $ 47,148
                                                     =================   =================   ==================  =================
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                         1998           December 31,
ASSETS                                                               (Unaudited)            1997
-------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                          $ 1,828,813        $ 1,790,641
      Gas                                                                   242,267            237,856
      Water                                                                  25,961             24,864
      Common                                                                208,556            195,815
                                                                   -----------------   ----------------
                                                                          2,305,597          2,249,176
    Less - Accumulated depreciation                                       1,149,329          1,065,726
                                                                   -----------------   ----------------
                                                                          1,156,268          1,183,450
    Construction work in progress                                            45,681             42,312
    Nuclear fuel, net of amortization                                        19,339             19,046
                                                                   -----------------   ----------------
                                                                          1,221,288          1,244,808
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $40 and $44, respectively                  798                684
                                                                   -----------------   ----------------
                                                                          1,222,086          1,245,492
                                                                   -----------------   ----------------
-------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                         1,123              2,492
  Accounts receivable:
    Customer                                                                  2,449             20,928
    Associated companies                                                      1,927              5,017
    Other                                                                     8,721             11,589
  Production fuel, at average cost                                           16,557             18,857
  Materials and supplies, at average cost                                    20,923             19,274
  Gas stored underground, at average cost                                    11,236             12,504
  Prepaid gross receipts tax                                                 18,372             22,153
  Other                                                                       1,074              4,824
                                                                   -----------------   ----------------
                                                                             82,382            117,638
                                                                   -----------------   ----------------
-------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                       129,766            112,356
  Other                                                                      14,573             14,877
                                                                   -----------------   ----------------
                                                                            144,339            127,233
                                                                   -----------------   ----------------
-------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                         122,706            120,826
  Deferred charges and other                                                 52,230             53,415
                                                                   -----------------   ----------------
                                                                            174,936            174,241
                                                                   -----------------   ----------------
-------------------------------------------------------------------------------------------------------

                                                                        $ 1,623,743        $ 1,664,604
                                                                   =================   ================
-------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 September 30,
                                                                      1998              December 31,
CAPITALIZATION AND LIABILITIES                                    (Unaudited)               1997
-------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except share amounts)
Capitalization:
  Common stock - par value $5 per share - authorized
    18,000,000 shares; 13,236,601 shares outstanding                    $ 66,183              $ 66,183
  Additional paid-in capital                                             199,338               199,170
  Retained earnings                                                      303,189               320,386
                                                                -----------------     -----------------
    Total common equity                                                  568,710               585,739
                                                                -----------------     -----------------

  Cumulative  preferred  stock, not mandatorily
    redeemable  without par value -  authorized 3,750,000
    shares, maximum aggregate stated value $150,000,000:
      $100 stated value - 449,765 shares outstanding                      44,977                44,977
      $  25 stated value - 599,460 shares outstanding                     14,986                14,986
                                                                -----------------     -----------------
        Total cumulative preferred stock                                  59,963                59,963
                                                                -----------------     -----------------

  Long-term debt (excluding current portion)                             354,608               354,540
                                                                -----------------     -----------------
                                                                         983,281             1,000,242
                                                                -----------------     -----------------
-------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                         -                 8,899
  Variable rate demand bonds                                              56,975                56,975
  Commercial paper                                                             -                81,000
  Notes payable to associated companies                                   73,347                     -
  Accounts payable                                                        71,837                85,617
  Accounts payable to associated companies                                11,646                     -
  Accrued payroll and vacations                                           12,950                12,221
  Accrued interest                                                         6,449                 6,317
  Other                                                                   22,339                25,162
                                                                -----------------     -----------------
                                                                         255,543               276,191
                                                                -----------------     -----------------
-------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                      247,281               251,709
  Accumulated deferred investment tax credits                             33,637                35,039
  Customer advances                                                       33,484                34,240
  Environmental liabilities                                                8,926                 9,238
  Other                                                                   61,591                57,945
                                                                -----------------     -----------------
                                                                         384,919               388,171
                                                                -----------------     -----------------
-------------------------------------------------------------------------------------------------------

                                                                     $ 1,623,743           $ 1,664,604
                                                                =================     =================
-------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                              1998               1997
------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Cash flows from operating activities:
  Net income                                                                    $ 29,042           $ 49,631
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                91,075             77,177
     Amortization of nuclear fuel                                                  4,575              1,892
     Deferred taxes and investment tax credits                                    (4,349)              (710)
     Other                                                                        (1,508)            (1,591)
  Other changes in assets and liabilities:
     Accounts receivable                                                          24,437             21,945
     Production fuel                                                               2,300             (4,598)
     Materials and supplies                                                       (1,649)               194
     Gas stored underground                                                        1,268             (3,223)
     Prepaid gross receipts tax                                                    3,781             (3,400)
     Accounts payable                                                             (2,134)            (5,001)
     Benefit obligations and other                                                12,768             (1,091)
                                                                         ----------------   ----------------
       Net cash flows from operating activities                                  159,606            131,225
                                                                         ----------------   ----------------
------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                       (43,756)           (56,377)
    Preferred stock dividends                                                     (2,483)            (2,483)
    Proceeds from issuance of long-term debt                                           -            105,000
    Reductions in long-term debt                                                  (8,899)           (55,000)
    Net change in short-term borrowings                                           (7,653)           (15,500)
    Other                                                                              -             (2,669)
                                                                         ----------------   ----------------
      Net cash flows used for financing activities                               (62,791)           (27,029)
                                                                         ----------------   ----------------
------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction expenditures                                                    (73,587)           (89,317)
    Nuclear decommissioning trust funds                                          (13,578)           (10,708)
    Other                                                                        (11,019)            (5,217)
                                                                         ----------------   ----------------
      Net cash flows used for investing activities                               (98,184)          (105,242)
                                                                         ----------------   ----------------
------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                               (1,369)            (1,046)
                                                                         ----------------   ----------------
------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                         2,492              4,167
                                                                         ----------------   ----------------
------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                             $ 1,123            $ 3,121
                                                                         ================   ================
------------------------------------------------------------------------------------------------------------

Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                    $ 21,332           $ 24,395
                                                                         ================   ================
    Income taxes                                                                $ 22,524           $ 25,944
                                                                         ================   ================
------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L. IEC Notes 4 and 7 do not relate to WP&L and, therefore, are not incorporated by reference.

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary. WP&L is a subsidiary of IEC. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K, as amended.

     In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997, (b) the consolidated financial position at September 30, 1998 and December 31, 1997, and (c) the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified on a basis consistent with the 1998 presentation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                                     MERGER

In April 1998, IES, WPLH and IPC completed a three-way merger (Merger) forming IEC. IEC is currently doing business as Alliant Energy Corporation. As a result of the Merger, the first tier subsidiaries of IEC include: WP&L, IESU, IPC, Alliant Industries and Alliant Services (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935). Among various other regulatory constraints, IEC is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935.

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

This MD&A includes information relating to IEC, IESU and WP&L (as well as IPC and Alliant Industries). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, IEC, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of IEC's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of IEC to successfully integrate the operations of the parties to the Merger and unanticipated costs associated therewith, unanticipated difficulties in achieving expected synergies from the Merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by IEC, technological developments and changes in the rate of inflation.

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

Legislative action which would allow customers to choose their electric energy supplier is not expected in Wisconsin, Iowa or Minnesota this year. Nationwide, however, 18 states (including Illinois and Michigan) have adopted legislative or regulatory plans to implement electric utility competition. In July 1998, the Clinton Administration's plan for electric utility competition, proposing that states implement customer choice by January 1, 2003, was introduced as a bill in the U.S. Senate. The bill joined five other U.S. Senate bills and four U. S. House of Representative bills to implement competition in the electric utility industry.

IEC realized 56%, 39%, 3% and 2% of its electric utility revenues in the nine months ended September 30, 1998, in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 87% of the electric revenues were regulated by the respective state commissions while the other 13% were regulated by the FERC. IEC realized 58%, 36%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

IESU realized 100% of its electric and gas utility revenues in the nine months ended September 30, 1998, in Iowa. Approximately 93% of the electric revenues in the first nine months of 1998 were regulated by the IUB while the other 7% were regulated by the FERC.

WP&L realized 98% of its electric utility revenues in the nine months ended September 30, 1998 in Wisconsin and 2% in Illinois. Approximately 78% of the electric revenues in the first nine months of 1998 were regulated by the PSCW and the ICC while the other 22% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in the first nine months of 1998 in Wisconsin and 4% in Illinois.

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

On September 16, 1998, the FERC conditionally approved the filing made by IEC and twelve other transmission-owning utilities to form the Midwest ISO. The FERC's approval is conditioned upon the results of hearings to be held on rate issues and upon the acceptance by the member utilities of minor changes to the filing required by the FERC. The Midwest ISO will establish independent operation and control of the electric transmission system across a thirteen state region spanning from West Virginia to Missouri. All buyers and sellers in this region will have open access to the transmission system while being assessed a single transmission rate.

In November 1998, IEC and Northern States Power Co. (NSP) announced plans to develop an independent transmission company (ITC) to provide electric transmission services to the Upper Midwest. The two companies are developing a relationship by which NSP will create an independent transmission entity that, in turn, will lease the transmission assets of IEC. The independent entity will be publicly traded, have its own board of directors, management and employees. As such, it will not be affiliated with NSP or IEC.

In 1999, the companies plan to seek the necessary approvals from state and federal regulators. The federal filing will include an innovative new tariff designed to allow for open and economical delivery of electric power throughout the region. The tariff will be available to non-ITC participants as well as ITC members. IEC and NSP believe they can have an ITC established which is capable of serving the Upper Midwest region by the year 2000.

As a result of this announcement, IEC is reevaluating its membership in the Midwest ISO.

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

On September 15, 1998, the IUB staff issued draft reports on (1) Reliability and
(2) Recovery of Transition Costs/Benefits in a Restructured Electric Utility Industry for review and comment by the IUB Advisory Group on electric restructuring. The Recovery of Transition Costs/Benefits in a Restructured Electric Utility Industry report is expected to be finalized in the fourth quarter of 1998. This draft report concludes that MidAmerican Energy Company, IESU and IPC could realize substantial transition benefits resulting from their low-cost generating units. The report states, however, that no one can predict with any accuracy what transition costs or benefits will actually be thus, to accommodate this uncertainty, the costs should be determined as they occur. The report continues that a cap on electric rates should be established during the transition period which would allow customers to share, for a limited time, in any transition benefits. Similarly, the report acknowledges that a stranded cost recovery mechanism should be established, which would allow utilities to recover from exiting customers a declining percentage of lost revenues, should transition costs materialize. While the final report will be important in Iowa's restructuring debate, ultimately the approach to stranded costs and benefits can reasonably be expected to be decided in the legislative process.

On October 8, 1998, the IUB staff issued draft reports on (1) Market Structure and Power and (2) Universal Service for review and comment by the IUB Advisory Group on electric restructuring. The Market Structure and Power draft report concludes that the IUB staff is concerned about market power, but it states that mandatory divestiture of generating assets is not a necessary remedy. It suggests that market power issues can be remedied as confronted, rather than creating restrictive rules up-front. The Universal Service draft report covers:
(1) customer access; (2) default provider and provider of last resort; (3) customer protections; and (4) low-income assistance. It concludes that significant revisions to existing rules are required to introduce these concepts into a competitive environment.

The Iowa legislature has been conducting interim legislative meetings regarding restructuring and expects these meetings to be completed by the end of 1998.

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

It is anticipated that there will be legislative proposals introduced in the 1999-2000 legislative session on issues dealing with restructuring, including affiliated interest, public benefits, competition and others. It is impossible to predict at this time the scope or the possibility of enactment of such proposals.

In May 1998, the PSCW reactivated Docket No. 05-BU-101, with the objective of examining the degree of separation which should be required as a matter of policy between utility and non-utility activities involving the various state utilities. Hearings are being held in the fourth quarter of 1998. A future phase of the docket will investigate the standards of conduct that should govern relationships and transactions between a utility and its affiliates.

It is anticipated that IEC will be required to file with the PSCW for permission to turn operational control of its transmission system over to the Midwest ISO. The PSCW has established four guiding principles for participating in an ISO under Wisconsin Statutes. IEC would also be required to file with the PSCW for permission to lease its transmission assets to the ITC.

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

Illinois

IPC and WP&L are subject to regulation by the ICC. In December 1997, the State of Illinois passed electric deregulation legislation requiring customer choice of electric suppliers for non-residential customers with loads of four megawatts or larger and for approximately one-third of all other non-residential customers starting October 1, 1999. All remaining non-residential customers will be eligible for customer choice beginning December 31, 2000 and all residential customers will be eligible for customer choice beginning May 1, 2002.

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


                            IEC RESULTS OF OPERATIONS

Overview

IEC reported net income of $51.7 million, or $0.67 per share, for the third quarter of 1998 compared to net income of $55.0 million, or $0.72 per share, for the third quarter of 1997. Net income for the nine months ended September 30, 1998, was $71.5 million, or $0.93 per share, compared to net income of $115.5 million, or $1.52 per share, for the first nine months of 1997. Excluding one-time merger-related expenses, 1998 earnings were $0.72 per share for the quarter, equal to last year, and $1.32 year-to-date. All prior period financial results have been restated to reflect a change in accounting method implemented in the third quarter of 1998.

The 1998 third quarter results include approximately $6 million ($51 million year-to-date as of September 30, 1998) of one-time, pre-tax merger-related expenses. The merger-related expenses were primarily for employee retirements and separations, the services of the company's advisors, costs related to IEC's name change and other miscellaneous costs.

IEC's utility operations reported net income of $53.0 million in the third quarter of 1998 compared to net income of $53.1 million for the same period in 1997. Excluding one-time merger expenses, the 1998 third quarter earnings would have been approximately $56.4 million, up 6.2% from a year ago.

The increased utility earnings (excluding merger-related expenses) resulted primarily from an increase in electricity sales volumes to retail customers of 5.1% and reduced costs resulting from merger-related operating efficiencies. The increased sales volumes were due to warmer weather conditions in the third quarter of 1998, compared to the same period in 1997, as well as continued economic growth within IEC's service territory. Partially offsetting these items were higher depreciation expenses, higher purchased power costs at WP&L, lower income from off-system sales at WP&L, increased expenses for Year 2000 readiness efforts and a higher effective income tax rate.

IEC's diversified (nonregulated) operations reported a net loss of $1.2 million in the third quarter of 1998 compared to net income of $2.4 million in the comparable 1997 period. Excluding one-time merger expenses, the third quarter 1998 net loss would have been approximately $0.3 million. The decrease in earnings was largely due to lower oil and gas prices at Whiting, IEC's Denver-based oil and gas subsidiary, a higher effective income tax rate, expenses for new business development in international and domestic markets and a gain realized in the third quarter of 1997 from an asset sale. Income from IEC's electricity trading joint venture partially offset these items.

Electric Operations

Electric margins and MWH sales for IEC for the three months ended September 30 were as follows:

                                        Revenues and Costs                            MWHs Sold
                                          (in thousands)           Change          (in thousands)           Change
                                    ----------------------------  ---------  ----------------------------  ---------
                                        1998           1997                      1998           1997
                                    -------------  -------------             -------------  -------------

Residential                            $ 161,978      $ 149,653         8%      1,962          1,826           7%

Commercial                                94,590         89,689         5%      1,350          1,297           4%

Industrial                               136,922        130,621         5%      3,311          3,180           4%
                                    -------------  -------------             -------------  -------------
 Total from ultimate
 customers                               393,490        369,963         6%      6,623          6,303           5%

Sales for resale                          56,617         53,176         6%      1,851          1,810           2%

Other                                     10,867         10,844         -          38             38           -
                                    ----------------------------             ------------   -------------
   Total
                                         460,974        433,983         6%      8,512          8,151           4%
                                                                             =============  =============  =========
Electric production fuels
                                          82,725         72,031        15%
Purchased power
                                          69,366         65,783         5%
                                    -------------  -------------
   Margin                              $ 308,883      $ 296,169         4%
                                    =============  =============  =========

Electric margins and MWH sales for IEC for the nine months ended September 30 were as follows:

                                        Revenues and Costs                            MWHs Sold
                                          (in thousands)           Change          (in thousands)           Change
                                    ----------------------------  ---------  ----------------------------  ---------
                                        1998           1997                      1998           1997
                                    -------------  -------------             -------------  -------------

Residential                            $ 409,757      $ 396,122       3%          5,198          5,159         1%

Commercial                               241,384        232,576       4%          3,702          3,614         2%

Industrial                               361,776        344,846       5%          9,461          9,119         4%
                                    -------------  -------------           -------------  -------------

   Total from ultimate customers       1,012,917        973,544       4%         18,361         17,892         3%

Sales for resale                         156,657        145,523       8%          5,557          5,022        11%

Other                                     29,565         26,310      12%            118            122        (3%)
                                    ----------------------------            =============  =============
   Total                               1,199,139      1,145,377       5%         24,036         23,036         4%

                                                                           =============  =============  =========
Electric production fuels                214,815        204,004       5%

Purchased power                          198,930        193,616       3%
                                    -------------  -------------
   Margin                              $ 785,394      $ 747,757       5%
                                    =============  =============  =========

Electric margin increased $12.7 million, or 4%, and $37.6 million, or 5%, for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. The increase for both periods was primarily due to the recovery of concurrent and previously deferred expenditures for
Iowa-mandated energy efficiency programs, higher sales volumes and reduced purchased power capacity costs at IESU. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Electric revenues included increased recoveries for energy efficiency program costs in Iowa of $5.9 million and $26.0 million for the three and nine months ended September 30, 1998 compared with the same periods in 1997. The increased sales volumes were due to warmer weather conditions in the third quarter of 1998, compared with the same period in 1997, as well as continued growth in the IEC service territory.

The increase in electric margin for the nine month period was also due to WP&L's reliance on more costly purchased power in the first six months of 1997 due to various power plant outages and the collection of a $3.2 million surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense). Partially offsetting the increase in margin for the three and nine month periods were higher than forecasted purchased power and transmission costs at WP&L and lower income from off-system sales at WP&L. Rate reductions implemented at WP&L and IPC in April 1997 and October 1997, respectively, also partially offset the nine month increase.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Operations

Gas margins and Dth sales for IEC for the three months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                           $ 15,504      $ 16,820       (8%)         1,918          2,074      (8%)

Commercial                               7,709         8,785       (12%)        1,533          1,661      (8%)

Industrial                               3,407         3,144        8%            998            815       22%

Transportation and other                 2,462         5,144       (52%)       11,589         13,115      (12%)
                                    ---------------------------             ============  =============
   Total                                29,082        33,893       (14%)       16,038         17,665      (9%)
                                                                            ============  ============= =========
Cost of utility gas sold                12,215        18,833       (35%)
                                    ------------- -------------
   Margin                             $ 16,867      $ 15,060        12%
                                    ============= =============  =========


Gas margins and Dth sales for IEC for the nine months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                            $ 121,797     $ 155,602      (22%)        19,475         23,524     (17%)

Commercial                               58,843        78,174       (25%)        11,998         14,267     (16%)

Industrial                               13,564        17,163       (21%)         3,658          3,915      (7%)

Transportation and other                 10,191        18,770       (46%)        38,333         42,321      (9%)
                                    ---------------------------             ============  =============

   Total                                 204,395       269,709      (24%)        73,464         84,027     (13%)
                                                                            ============  ============= =========
Cost of utility gas sold                 113,401       175,544      (35%)
                                    ------------- -------------
   Margin                               $ 90,994      $ 94,165       (3%)
                                    ============= =============  =========


Gas margin increased $1.8 million, or 12%, and decreased $3.2 million, or 3%, for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in the prior year. Dth sales declined by 9% and 13% for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 due to milder weather. Partially offsetting the decline in margin for the nine months ended September 30, 1998 were higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included increased recoveries for energy efficiency program costs in Iowa of $0.4 million and $7.5 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. A rate reduction implemented in April 1997 at WP&L also contributed to the decrease in margin for the nine months ended September 30, 1998.

The increase in gas margin for the three months ended September 30, 1998 was primarily due to gas cost adjustments at IPC and higher earnings from the gas incentive program at WP&L.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Nonregulated and Other Revenues

Nonregulated and other revenues for the three and nine months ended September 30 were as follows (in thousands):

                                                  For the three months ended        For the nine months ended
                                                      September 30,                        September 30,
                                                   1998             1997              1998             1997
                                              -------------    -------------     -------------    -------------
Environmental and engineering services             $17,348          $20,450           $50,672          $59,207
Oil and gas production                              15,854           15,907            50,478           46,590
Transportation, rents and other                     13,985           12,164            34,411           35,100
Nonregulated energy                                  7,668           29,703            30,796          123,353
Steam                                                6,059            6,317            19,885           22,227
Affordable housing                                   3,008            3,085             9,069            9,307
Water                                                1,335            1,356             3,763            3,480
                                              -------------    -------------     -------------    -------------
                                                   $65,257          $88,982          $199,074         $299,264
                                              =============    =============     =============    =============

The revenues for nonregulated energy declined significantly in the three and nine months ended September 30, 1998 compared with the same periods in 1997 primarily due to a shift to higher margin, lower volume gas customers and the transfer of the power marketing business to a joint venture in July 1997 with
Cargill Incorporated to market electricity and risk management services to wholesale buyers. In addition, revenues declined in environmental and engineering services due to sales force reductions and the performance of less subcontracting work. For the nine months ended September 30, 1998, these decreases were partially offset by increased oil and gas production revenues resulting from increased acquisition and development activity. The revenue increase from the higher oil and gas volumes sold was largely offset by lower oil and gas prices, however.

Operating Expenses

Other operation expenses for the three and nine months ended September 30 were as follows (in thousands):

                                          For the three months ended       For the nine months ended
                                                 September 30,                   September 30,
                                              1998           1997             1998           1997
                                         --------------  --------------   ----------------------------
           Utility-WP&L/IESU/IPC               $92,688         $87,775         $308,627      $255,406
           Nonregulated and other               47,394          70,178          147,486       244,943
                                         --------------  --------------   -----------------------------
                                              $140,082        $157,953         $456,113      $500,349
                                         ==============  ==============   ============================

IEC's other operation expenses decreased $17.9 million and $44.2 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. The increase in other operation expense at the utility subsidiaries was primarily due to increased merger-related expenses of $1.9 million and $31.7 million for the three and nine months ended September 30, 1998, an increase in energy efficiency expenses in Iowa of $5.6 million and $26.8 million for the three and nine months ended September 30, 1998, higher administrative and general expenses at WP&L and increased expenses for Year 2000 readiness efforts. The merger-related expenses were primarily for employee retirements and separations. The increase was partially offset by reduced pension and benefit expenses, lower costs resulting from merger-related operating efficiencies and reduced nuclear operation expenses at IESU.

Other operation expenses at the nonregulated businesses were lower for the three and nine months ended September 30, 1998 compared with the same periods in 1997 due to a decrease in the cost of nonregulated energy sold of $21.8 million and $92.9 million, respectively, sales force reductions and the performance of less subcontracting work in the environmental and engineering services business. These reductions in operation expense were partially offset by higher expenses in the oil and gas production business due to increased activity and expenses for new business development in international and domestic markets. In addition, under the successful efforts method (see Note 7 of the "Notes to Consolidated Financial Statements" for a further discussion), Whiting recorded pre-tax impairment charges of $1.7 million and $8.4 million for the three and nine months ended September 30, 1998, respectively, and pre-tax charges of $0.3 million and $2.7 million for the three and nine months ended September 30, 1997, respectively.

Depreciation and amortization expense increased $5.6 million and $20.8 million for the three and nine months ended September 30, 1998, respectively, as compared with the same period last year as a result of utility property additions. The increase for the nine month period was also due to the Kewaunee surcharge (which is recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no impact on earnings) and higher depletion expense at Whiting.

Interest Expense and Other

Interest expense increased $6.5 million for the nine months ended September 30, 1998 compared with the same period in 1997 due to higher borrowings during 1998 and unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement.

Miscellaneous, net expense increased $3.6 million and $16.0 million for the three and nine months ended September 30, 1998, respectively, primarily due to merger-related expenses for the services of IEC's advisors and costs related to IEC's name change.

Income Taxes

IEC's income tax expense increased $1.7 million and decreased $18.2 million for the three and nine months ended September 30, 1998, respectively. The change for nine months ended September 30, 1998 was due to lower pre-tax income, which was partially offset by an increase in the overall effective tax rate. The effective tax rate increase is primarily due to the incurrence of various non-deductible merger-related expenses in 1998.


                           IESU RESULTS OF OPERATIONS

Overview

IESU reported 1998 earnings available for common stock of $30.4 million and $44.6 million for the three and nine months ended September 30, 1998, respectively, as compared with $28.4 million and $46.7 million for the same periods in 1997. The increased earnings for the three months ended September 30, 1998 were primarily due to a higher electric margin which was partially offset by merger-related expenses, increased depreciation and amortization expenses and a higher effective tax rate. The decreased earnings for the nine months ended September 30, 1998 were primarily due to merger-related expenses, increased depreciation and amortization expenses, a higher effective tax rate and lower gas sales due to milder weather conditions. These items were partially offset by a higher electric margin and the nonrecurrence of a $2.5 million reserve for non-utility investments recorded in the second quarter of 1997.

Prior to August 1997, energy efficiency expenditures for Iowa mandated energy efficiency programs had been recorded as a regulatory asset and recovered through rates over a four-year period. In August 1997, the IUB allowed IESU to begin concurrent recovery of its prospective expenditures (see "Rates and Regulatory Matters" for additional information).

Electric Operations

Electric margins and MWH sales for IESU for the three months ended September 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $ 74,079      $ 71,521         4%           761            737      3%

Commercial                                53,132        50,107         6%           676            640      6%

Industrial                                55,883        53,675         4%         1,229          1,175      5%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         183,094       175,303         4%         2,666          2,552      4%

Sales for resale                          15,190         6,373       138%           520            161    223%

Other                                      3,052         3,000         2%            11             11      -
                                     ---------------------------            -----------  -------------
    Total                                201,336       184,676         9%         3,197          2,724     17%
                                                                            ============  ============= =========
Electric production fuels                 32,349        24,458        32%

Purchased power                           18,315        18,749        (2%)
                                    ------------- -------------
   Margin                              $ 150,672     $ 141,469         7%
                                    ============= =============  =========

Electric margins and MWH sales for IESU for the nine months ended September 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------
Residential                            $ 178,917     $ 175,047         2%        1,995          2,033       (2%)

Commercial                               127,998       123,369         4%        1,823          1,777        3%

Industrial                               140,620       135,306         4%        3,630          3,505        4%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         447,535       433,722         3%        7,448          7,315        2%

Sales for resale                          34,153        17,866        91%        1,241            518      140%

Other                                      7,937         8,065        (2%)          32             33       (3%)
                                    ---------------------------             -----------  --------------
   Total                                 489,625       459,653         7%        8,721          7,866       11%
                                                                            ============  ============= =========
Electric production fuels                 77,278        72,507         7%

Purchased power                           55,132        52,472         5%
                                    ------------- -------------
   Margin                              $ 357,215     $ 334,674         7%
                                    ============= =============  =========

Electric margin increased $9.2 million, or 7%, and $22.5 million, or 7%, for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, reduced purchased power capacity costs and customer sales growth. The recovery for energy efficiency programs is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expense).
Electric revenues included increased recoveries for energy efficiency program costs of approximately $3 million and $15 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. Sales for resale increased significantly for both periods as a result of the implementation of a merger-related joint sales agreement during the second quarter of 1998 (off-system sales revenues are passed through IESU's energy adjustment clause and therefore have no impact on electric margin). See "Rates and Regulatory Matters" for a further discussion.

Electric margin also increased for the three months ended September 30, 1998 as a result of a 3% increase in sales to higher margin residential customers as a result of warmer weather as compared with the same period last year. The increase in electric margin for the nine months ended September 30, 1998 was partially offset by a decrease of 2% in sales to higher margin residential customers due to milder winter weather conditions in 1998 compared with the same period in 1997.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Operations

Gas margins and Dth sales for IESU for the three months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $  8,187      $  8,802       (7%)           933          1,025      (9%)

Commercial                                 3,852         4,259      (10%)           714            758      (6%)

Industrial                                 2,110         1,656       27%            652            440      48%

Transportation and other                     835           790        6%          2,537          2,287      11%
                                    ---------------------------             ------------  -------------
   Total                                  14,984        15,507       (3%)         4,836          4,510      7%
                                                                            ============  ============= =========
Cost of gas sold                                                     (4%)
                                           7,524         7,835
                                    ------------- -------------
   Margin                               $  7,460      $  7,672       (3%)
                                    ============= =============  =========


Gas margins and Dth sales for IESU for the nine months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $ 59,183      $ 75,037      (21%)          9,350         11,140    (16%)

Commercial                                27,357        37,078      (26%)          5,650          6,520    (13%)

Industrial                                 6,801         7,926      (14%)          1,997          1,874      7%

Transportation and other                   2,958         2,670       11%           8,273          7,507     10%
                                    ---------------------------             ------------  -------------
   Total                                  96,299       122,711      (22%)         25,270         27,041     (7%)
                                                                            ============  ============= =========
Cost of gas sold                          55,963        84,413      (34%)
                                    ------------- -------------
   Margin                               $ 40,336      $ 38,298        5%
                                    ============= =============  =========

Gas margin increased $2.0 million, or 5%, for the nine months ended September 30, 1998 compared with the same period in 1997 primarily due to higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). For the nine months ended September 30, 1998 gas revenues included an increase of $5.0 million in recoveries for energy efficiency program costs as compared to the same period last year. Partially offsetting the increased recoveries for energy efficiency programs was a decrease in Dth sales of 7% resulting from milder winter weather.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Operating Expenses

IESU's other operation expenses decreased $0.5 million and increased $17.1 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. The decrease for the three months was primarily due to reduced pension and benefit costs and lower injury and damage expenses which were largely offset by an increase of $2.7 million in energy efficiency expenses. The nine month increase resulted from $17.7 million of higher energy efficiency expenses, merger-related expenses and Year 2000 compliance costs which were partially offset by lower nuclear operation expenses, reduced pension and benefit costs and lower injury and damage expenses. The merger-related expenses were primarily for employee retirements and separations.

Depreciation and amortization expense increased $2.0 million and $3.5 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 primarily due to property additions.

Interest Expense and Other

Miscellaneous, net expense increased $2.9 million for the nine months ended September 30, 1998 compared with the same period in 1997 primarily due to merger-related expenses and lower returns on deferred energy efficiency expenditures (which are being recovered concurrently effective August 1997). The increase was partially offset by the nonrecurrence of a $2.5 million reserve for non-utility investments recorded in the second quarter of 1997.

Income Taxes

IESU's income tax expense increased $4.4 million and $2.3 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 due to higher pre-tax income and an increase in the overall effective tax rate. The effective rate increased primarily as a result of the incurrence of certain merger-related expenses which are not deductible.

                           WP&L RESULTS OF OPERATIONS

Overview

WP&L reported consolidated earnings available for common stock of $11.9 million and $26.6 million for the three and nine months ended September 30, 1998, respectively, as compared with $14.4 million and $47.1 million for the same periods in 1997. The decline in earnings for the three months ended September
30, 1998 was primarily due to higher depreciation and amortization expenses, lower electric margin and merger-related expenses. The decline in earnings for the nine months ended September 30, 1998 was primarily due to merger-related expenses, higher depreciation and amortization expenses, lower gas margin and higher interest expense which were partially offset by reduced maintenance expenses.

Electric Operations

Electric margins and MWH sales for WP&L for the three months ended September 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $ 55,156      $ 50,194        10%           833            763      9%

Commercial                                29,671        27,944         6%           522            499      5%

Industrial                                42,504        38,812        10%         1,182          1,100      7%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         127,331       116,950         9%         2,537          2,362      7%

Sales for resale                          33,800        44,464       (24%)        1,072          1,591    (33%)

Other                                      4,214         4,051         4%            13             13      -
                                    ---------------------------             ------------  -------------
   Total                                 165,345       165,465         -          3,622          3,966      (9%)
                                                                            ============  ============= =========
Electric production fuels                 33,520        31,253         7%

Purchased power                           30,539        31,514        (3%)
                                    ------------- -------------
   Margin                              $ 101,286     $ 102,698        (1%)
                                    ============= =============  =========

Electric margins and MWH sales for WP&L for the nine months ended September 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                            $ 152,861     $ 150,205         2%         2,289          2,227      3%

Commercial                                83,039        80,481         3%         1,453          1,403      4%

Industrial                               121,179       113,003         7%         3,335          3,145      6%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         357,079       343,689         4%         7,077          6,775      4%

Sales for resale                         103,373       123,015       (16%)        3,592          4,384    (18%)

Other                                     10,517         8,494        24%            44             46     (4%)
                                    ---------------------------             ------------  -------------
   Total                                 470,969       475,198        (1%)        10,713         11,205    (4%)
                                                                            ============  ============= =========
Electric production fuels                 91,889        89,655         2%

Purchased power                           89,378        98,610        (9%)

                                    ------------- -------------
   Margin                              $ 289,702     $ 286,933         1%
                                    ============= =============  =========


Electric margin decreased $1.4 million, or 1%, and increased $2.8 million, or 1%, for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997. Sales to ultimate customers for both periods increased due to economic strength in the service territory and warmer weather. Sales for resale declined in both periods as a result of a less active bulk power market, increased transmission constraints, and implementation of the merger-related joint sales agreement. Under the agreement, the marginal revenues resulting from sales in the bulk power market are shared among the utility merger partners (WP&L, IESU and IPC).

The increase in electric margin for the nine month period was also due to reliance on more costly purchased power in the first six months of 1997 due to various power plant outages and the collection of a $3.2 million surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense). Higher than forecasted purchased power and transmission costs and lower income from off-system sales negatively impacted the

1998 three and nine month margin as compared to the prior period. A rate reduction implemented in April 1997 also partially offset the nine month increase.

Gas Operations

Gas margins and Dth sales for WP&L for the three months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $  5,112      $  5,631       (9%)           737            778     (5%)

Commercial                                 2,969         3,445      (14%)           663            715     (7%)

Industrial                                   561           698      (20%)           152            176    (14%)

Transportation and other                     808         3,597      (78%)         2,715          3,436    (21%)
                                    ---------------------------             ------------  -------------
   Total                                   9,450        13,371      (29%)         4,267          5,105    (16%)
                                                                            ============  ============= =========
Cost of gas sold                           2,711         7,135      (62%)
                                    ------------- -------------
   Margin                               $  6,739      $  6,236        8%
                                    ============= =============  =========


Gas margins and Dth sales for WP&L for the nine months ended September 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)          Change          (in thousands)         Change
                                    ---------------------------  ---------  --------------------------- ---------
                                        1998          1997                     1998           1997
                                    ------------- -------------             ------------  -------------

Residential                             $ 45,102      $ 59,037      (24%)         7,454          8,887    (16%)

Commercial                                22,712        30,061      (24%)         4,781          5,665    (16%)

Industrial                                 4,019         5,656      (29%)           951          1,164    (18%)

Transportation and other                   4,879        13,829      (65%)         9,190         13,439    (32%)
                                    ---------------------------             ------------  -------------
   Total                                  76,712       108,583      (29%)        22,376         29,155    (23%)
                                                                            ============  ============= =========
Cost of gas sold                          41,940        68,401      (39%)

                                    ------------- -------------
   Margin                               $ 34,772      $ 40,182      (13%)
                                    ============= =============  =========


Gas margin declined $5.4 million or 13% for the nine months ended September 30, 1998 compared with the same period in 1997 due to a reduction in Dth sales resulting from milder weather and an average retail rate reduction of 2.2% effective April 29, 1997. The significant decline in transportation and other revenues and sales reflects an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998 off-system gas sales are reported as a reduction of the cost of gas sold rather than as gas revenue. Off-system gas revenues were $1.8 million and $9.6 million for the three and nine months ended September 30, 1997.

The PSCW has approved a gas cost adjustment mechanism based on a prescribed commodity price index which replaced the PGA clause formerly in place for WP&L. Under the current sharing mechanism, 40% of all gains and losses relative to current commodity prices as well as other benchmarks are recognized by WP&L rather than refunded to or recovered from customers. WP&L realized favorable contributions to gas margin of $0.7 million and $0.2 million for the three and nine months ended September 30, 1998. For the same periods in 1997, WP&L realized an unfavorable contribution of $0.2 million and a favorable contribution of $0.2 million.

Operating Expenses

Other operation expense increased $1.2 million and $9.8 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 primarily due to merger-related expenses for employee retirements and separations and higher administrative and general expenses. Such items were partially offset by the reflection in the third quarter of 1998 of updated actuarial estimates for annual benefit costs which were lower than earlier estimates. Maintenance expense declined for the nine months ended September 30, 1998 due to increased expenses in the same period in 1997 resulting from several generating plant outages and overhauls.

Depreciation and amortization expense increased $3.4 million and $13.9 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 due to property additions. The nine months ended September 30, 1998, expenses also increased due to higher Kewaunee depreciation (see "Capital Requirements - Nuclear Facilities" for additional information) and $3.2 million of amortization costs related to the recovery of deferred charges associated with the 1997 outages at the Kewaunee nuclear plant.

Interest Expense and Other

Interest expense increased $3.5 million for the nine months ended September 30, 1998 compared with the same period in 1997 primarily due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement. Interest expense was also impacted by increased borrowings during 1998.

Miscellaneous, net expense increased $5.9 million for the nine months ended September 30, 1998 compared with the same period in 1997 largely due to merger-related expenses.

Income Taxes

Income taxes decreased $1.6 million and $12.9 million for the three and nine months ended September 30, 1998, respectively, as compared with the same periods in 1997 due to lower taxable income.


                         LIQUIDITY AND CAPITAL RESOURCES

Historical IEC Analysis

Cash flows from operating activities at IEC increased to $377 million for the nine months ended September 30, 1998 compared with $335 million for the nine months ended September 30, 1997, primarily due to changes in working capital partially offset by lower net income. Cash flows used for financing activities were higher for the first nine months of 1998 compared with the first nine months of 1997 due to the net change in borrowings. Cash flows used for investing activities were constant in the first nine months of 1998 compared with the first nine months of 1997. Times interest earned before income taxes for IEC for the nine months ended September 30, 1998 was 2.37 compared with 3.18 for the same time period in 1997.

Historical IESU Analysis

Cash flows generated from operating activities increased to $169 million during the nine months ended September 30, 1998 compared with $153 million for the nine months ended September 30, 1997 primarily due to changes in working capital. Cash flows used for financing activities were lower in the first nine months of 1998 compared with the same period last year primarily due to reduced common stock dividends and changes in debt levels. Cash flows used for investing activities were lower during the first nine months of 1998 as compared with the first nine months of 1997 due to the concurrent recovery of energy efficiency expenditures in 1998 and lower construction expenditures.

Historical WP&L Analysis

Cash flows generated from operations were $160 million for the nine months ended September 30, 1998 compared with $131 million for the nine months ended
September  30,  1997.  The  increase was  primarily  due to higher  depreciation expense and changes in working capital, partially offset by lower net income. Cash flows used for financing activities were higher in the first nine months of 1998 compared with the same period in 1997 primarily due to changes in debt levels partially offset by lower common stock dividends. Cash flows used for investing activities were lower in the third quarter of 1998 due to reduced construction expenditures which were partially offset by higher nuclear decommissioning funding levels.

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

IEC has interests in the international arena. At September 30, 1998, Alliant Industries had approximately $58 million of investments in foreign entities. At September 30, 1998, IESU, WP&L and IPC did not have any foreign investments. It is expected that IEC will continue to explore additional international investment opportunities. Such investments may carry a higher level of risk than IEC's traditional domestic utility investments or Alliant Industries' domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

IEC is expected to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. It is anticipated that IEC will strive to select investments where the international and other risks are both understood and manageable. Under PUHCA, IEC's investments in EWG's and FUCO's is limited to 50% of IEC's consolidated retained earnings.

At September 30, 1998, Alliant Industries and IPC had investments in the stock of McLeod, a telecommunications company, valued at $222.5 million and $1.0 million (based on a September 30, 1998 closing price of $21.875 per share and compared to a cost basis of $29.0 million and $0.1 million), respectively. The McLeod stock price closed at $36.69 per share on November 10, 1998. Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale.

IEC  had  certain   off-balance  sheet  financial   guarantees  and  commitments
outstanding at September 30, 1998. They generally consist of third-party borrowing arrangements and lending commitments as well as guarantees of financial performance of syndicated affordable housing properties. Such guarantees were generally issued to support third party borrowing arrangements and similar transactions. Management currently believes the possibility of IEC having to make any material cash payments under these agreements is remote.

Financing and Capital Structure

Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of IEC and certain subsidiaries are as follows:

                                                                                          Standard &
                                                                      Moody's               Poor's
                                                                  -----------------    -----------------

      IESU                      - Secured long-term debt                 A2                   A+
                                - Unsecured long-term debt               A3                   A

      WP&L                      - Secured long-term debt                Aa2                   AA
                                - Unsecured long-term debt              Aa3                   A+

      IPC                       - Secured long-term debt                 A1                   A+
                                - Unsecured long-term debt               A2                   A

      Alliant Industries        - Commercial paper                       P2                   A1

      IEC                       - Commercial paper (a)                   P1                   A1



(a) IESU, WP&L and IPC participate in a utility money pool which is funded, as needed, through the issuance of commercial paper by IEC. The PSCW has restricted WP&L from loaning money to non-Wisconsin utilities and therefore WP&L is restricted from loaning money to the utility money pool.

Alliant Industries is a party to a 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Alliant Industries' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At September 30, 1998, Alliant Industries had $259 million of borrowings outstanding under this facility with interest rates ranging from 5.66%-5.75%. (Refer to the "Other Matters - Financial Instruments" section for a discussion of several interest rate swaps Alliant Industries has entered into relative to $200 million of borrowings under this Agreement). Alliant Industries intends to continue borrowing under the renewal options of this facility and no conditions existed at September 30, 1998 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term. In addition, Alliant Industries also has in place a $150 million 364-Day Credit Agreement which is described below.

Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2002:

           IESU                                         $185.0
           IPC                                             8.1
           WP&L                                            1.9
           Alliant Industries                            287.6
                                              -----------------
           IEC                                           $482.6
                                              =================

Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

IESU, WP&L and IPC currently have no authority from their applicable federal/state regulatory commissions or the SEC to issue additional long-term debt. The companies continually evaluate their future financing needs and will make the necessary regulatory filings as needed. In October 1998, IESU and IPC filed applications with the SEC under PUHCA to issue up to $200 million and $80 million of debt securities, respectively. It is anticipated that these securities will be issued during the next two years.

On October 30, 1998, WP&L issued $60 million of debentures at a coupon rate of 5.70% maturing on October 15, 2008. The net proceeds from the debt offering were used to pay down short-term debt, including short-term debt used to retire maturing long-term debt.

The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At September 30, 1998, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:

                                        IESU          WP&L           IPC
                                        ----          ----           ---
         Cumulative Preferred            -         2,700,775      1,238,619

         Cumulative Preference        700,000          -          2,000,000

The capitalization ratios of IEC, IESU, WP&L and IPC were as follows:

                              IEC                      IESU                      WP&L                       IPC
                       9/30/98    12/31/97       9/30/98    12/31/97       9/30/98    12/31/97       9/30/98    12/31/97
                     ---------- -----------    ---------- -----------    ---------- -----------    ---------- -----------
Common equity           49%        51%            48%        45%            58%        59%            53%        52%
Preferred stock          4          3              2          1              6          6              8          8
Long-term debt          47         46             50         54             36         35             39%        40
                     ---------- -----------    ---------- -----------    ---------- -----------    ---------- -----------
                       100%       100%           100%       100%           100%       100%           100%       100%

For interim financing, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt as follows (in millions) at September 30, 1998:

                               IESU        WP&L         IPC
                               ----        ----         ---
Regulatory authorization       $200        $138         $75
Short-term debt outstanding       -         $73          $7


In addition to the short-term debt at its utility subsidiaries, IEC had an additional $54 million of short-term debt outstanding at September 30, 1998. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, IESU and WP&L also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. IEC anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

Alliant Industries is also a party to a 364-Day Credit Agreement with various banking institutions. The agreement extends through October 18, 1999, with 364 day extensions available upon agreement by the parties. The unborrowed portion of this agreement is also used to support Alliant Industries' commercial paper program. A combined maximum of $150 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at September 30, 1998.

In addition to the aforementioned borrowing capability under Alliant Industries Credit Agreements, IEC has $150 million of bank lines of credit, of which none was utilized, at September 30, 1998 available for direct borrowing or to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit.

From time to time, IEC may borrow from banks and other financial institutions on "as-offered" credit lines in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at September 30, 1998.

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

Construction and acquisition expenditures for IEC for the nine months ended September 30, 1998 were $242 million, compared with $226 million for the nine months ended September 30, 1997. IEC's anticipated construction and acquisition expenditures for 1998 were forecasted to be approximately $630 million, consisting of approximately $277 million in its utility operations, $190 million for energy-related international investments and $163 million for new business development initiatives at Alliant Industries. The level of 1998 domestic and international investments could vary significantly from the estimates noted here depending on actual investment opportunities, timing of the opportunities and the receipt of regulatory approvals to exceed limitations in place under the Wisconsin Utility Holding Company Act (WUHCA) on the amount of IEC's non-utility investments. It is expected that IEC will spend approximately $1.2 billion on utility construction and acquisition expenditures during 1999-2002. It is expected that Alliant Industries will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives.

IEC anticipates financing utility construction expenditures during 1998-2002 through internally generated funds supplemented, when required, by outside financing. Funding of a majority of the Alliant Industries construction and acquisition expenditures is expected to be completed with external financings.

IESU's construction and acquisition expenditures for the nine months ended September 30, 1998 were $71 million compared with $75 million for the nine months ended September 30, 1997. IESU's construction and acquisition program anticipates expenditures of approximately $124 million for 1998, of which 46% represents expenditures for electric transmission and distribution facilities, 17% represents electric generation expenditures, 12% represents information technology expenditures and 7% represents gas utility expenditures. The remaining 18% represents miscellaneous electric, steam and general expenditures. IESU's levels of utility construction and acquisition expenditures are projected to be $129 million in 1999, $103 million in 2000, $98 million in 2001 and $99 million in 2002. IESU anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

WP&L's construction and acquisition expenditures for the nine months ended September 30, 1998 were $74 million compared with $89 million for the nine months ended September 30, 1997. The decrease was due to significant expenditures in 1997 for computer system development projects. WP&L's levels of utility construction and acquisition expenditures are projected to be $133 million in 1998, $136 million in 1999, $138 million in 2000, $141 million in 2001 and $144 million in 2002. WP&L anticipates funding the large majority of its utility construction and acquisition expenditures during 1998-2002 through internally generated funds, supplemented by external financings as needed.

Nuclear Facilities

IEC owns interests in two nuclear facilities, Kewaunee and the DAEC. Set forth below is a discussion of certain matters impacting these facilities.

Kewaunee, a 532-megawatt pressurized water reactor plant, is operated by WPSC and is jointly owned by WPSC (41.2%), WP&L (41.0%), and MG&E (17.8%). The Kewaunee operating license expires in 2013.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million, with WP&L's share of the cost being approximately $37.2 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days. On July 2, 1998, the PSCW approved an agreement between the owners of Kewaunee which provides for WPSC to assume the 17.8% Kewaunee ownership share currently held by MG&E prior to work beginning on the replacement of steam generators. On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon the steam generator replacement, will give WPSC 59.0% ownership in Kewaunee. WPSC and WP&L are discussing revisions to the joint power supply agreement which will govern operation of the plant after the ownership change takes place.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators shows that the repairs made in 1997 are holding up well and few additional repairs are needed. In addition to the inspection and repairs of the steam generator, a major overhaul is being performed on the main turbine generator. The plant should be back in operation late in the fourth quarter of 1998. On July 2, 1998, WPSC and WP&L received approval from the PSCW to defer the costs associated with the repair of Kewaunee steam generator tubes. If the costs are significant, recovery of the deferred costs will be requested in a future rate proceeding. Minimal costs have been deferred to date.

Prior to the July 2, 1998 PSCW decision, the PSCW had directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. The revised end-of life of 2002 resulted in higher depreciation and decommissioning expense at WP&L beginning in May 1997, in accordance with the PSCW rate order UR-110. This level of depreciation will remain in effect until the steam generator replacement is completed at which time the entire plant will be depreciated over 8.5 years. At September 30, 1998, the net carrying amount of WP&L's investment in Kewaunee was approximately $43.3 million. The current cost of WP&L's share of the estimated costs to decommission Kewaunee is $189.7 million and exceeds the trust assets at September 30, 1998 by $59.9 million. WP&L's contribution to the decommissioning trust fund is based on an annual inflation rate of 5.83%. WP&L's retail customers in Wisconsin are responsible for approximately 80% of WP&L's share of Kewaunee costs.

WPSC is an intervenor defendant in Madison Gas and Electric Co. v. Public Service Commission of Wisconsin, Dane County Circuit Court. The case involves MG&E's appeal of the PSCW's order granting WPSC authority to replace the steam generators at Kewaunee. MG&E opposes the steam generator replacement project. WPSC and MG&E have entered into a letter of intent to consummate certain transactions which would result in the settlement of MG&E's opposition to the steam generator replacement project and the dismissal of MG&E's appeal. WPSC and MG&E anticipate executing a definitive settlement agreement by the end of 1998.

DAEC, a 535-megawatt boiling water reactor plant, is operated by IESU and IESU has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to recover $6.0 million annually for the cost to decommission the DAEC. The current recovery figures are based on an assumed cost to decommission the DAEC of $252.8 million, which is IESU's 70% portion in 1993 dollars, based on the Nuclear Regulatory Commission minimum formula (which exceeds the amount in the current site-specific study completed in 1994). At September 30, 1998, IESU had $83.0 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting IEC's future capital requirements.

Rates and Regulatory Matters

In November 1997, as part of its Merger approval, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

In association with the Merger, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement (Agreement) which became effective with the consummation of the Merger. The Agreement, which has been approved by the FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the Agreement allows the interconnected system to be operated as a single control area with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the Agreement, and approved by both the FERC and all state regulatory bodies having jurisdiction over these sales.

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

Pursuant to the authority described in the prior paragraph, the OCA requested certain financial information related to both electric and gas utility operations within the state of Iowa for IESU. The OCA requested information on what pro forma adjustments IESU would make to its most recent historical test year (1997) to be in compliance with the State of Iowa Code, IUB rules and past rate case precedent. IESU completed the data request in a timely manner and based upon that information management believes no change that would reduce utility rates is warranted. While IESU cannot predict the outcome of this process, management currently believes that the final outcome will not have a material adverse impact on IESU's results of operations or financial position.

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

IESU has the following amounts of energy efficiency costs included in regulatory assets on its Consolidated Balance Sheets (in thousands):


                                              Four-Year
                                               Recovery
                                              Beginning         September 30, 1998        December 31, 1997
                                             ------------     ----------------------    ----------------------
Costs incurred through 1993                      6/95                $4,240                     $7,779
Costs incurred in 1994 -1995                     8/97                24,551                     30,924
Costs incurred from 1/96 - 7/97                  8/97                15,420                     19,847
(Over) under collection
     of concurrent recovery                      N/A                     30                        850
                                                               ----------------------    ----------------------

                                                                    $44,241                    $59,400
                                                               ======================    ======================

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

In rate order UR-110, the PSCW approved new rates effective April 29, 1997. On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%. Other items included in the rate order were: authorization of a surcharge to collect replacement power costs while Kewaunee remained out of service for the period effective April 29, 1997 through July 1, 1997; authorization of an increase in the return on equity to 11.7% from 11.5%; reinstatement of the electric fuel adjustment clause; continuation of a modified gas performance based ratemaking incentive mechanism; and a modified SO2 incentive. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to IEC that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. Based on the PSCW method approved for calculating return on average common equity, the common equity ratio at September 30, 1998 was 53.85%.

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

In April 1998, WP&L filed a request with the PSCW requesting deferral treatment of all non-labor Year 2000 costs. In May 1998, the PSCW approved the deferral of certain costs associated with the Year 2000 issue and required WP&L to submit a request and support for the rate recovery of costs deferred as well as estimated future Year 2000 costs in November 1998.

Refer to "Nuclear Facilities" for a discussion of recent PSCW rulings regarding Kewaunee.

IPC

In September 1997, IPC agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and ICC to four-year and three-year rate freezes, respectively, commencing on the effective date of the Merger.

Pursuant to the authority described in the prior paragraph, OCA has requested certain financial information related to both electric and gas utility jurisdictions within the state of Iowa for IPC. The OCA requested information on what pro forma adjustments IPC would make to their most recent historical test year (1997) to be in compliance with the State of Iowa Code, IUB rules and past rate case precedent. IPC completed the data request in a timely manner and based upon that information management believes no change that would reduce utility rates is warranted. While IPC cannot predict the outcome of this process, management currently believes that the final outcome will not have a material adverse impact on IPC's results of operations or financial position.

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

IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997. IPC has the following amounts of energy efficiency costs to be recovered in Iowa included in regulatory assets on its Balance Sheets (in thousands):


                                               Four-Year
                                                Recovery
                                               Beginning         September 30, 1998         December 31, 1997
                                             -------------     ----------------------    ----------------------
Costs incurred through 1992                       10/94                  $-                        $912
Costs incurred in 1993 -1995                       5/97                12,937                    16,576
Costs incurred from 1/96 - 9/97                   10/97                 7,837                     9,796
                                                               ----------------------    ----------------------
                                                                      $20,774                   $27,284
                                                               ======================    ======================

In addition, IPC had $3.3 million and $2.7 million at September 30, 1998 and December 31, 1997, respectively, included in regulatory assets for energy efficiency recoveries in Minnesota.

Assuming capture of the merger-related synergies and no significant legislative or regulatory changes affecting its utility subsidiaries, IEC does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

                                  OTHER MATTERS

Year 2000

Overview IEC utilizes software, embedded systems and related technologies throughout its business that will be affected by the date change in the Year 2000. The Year 2000 problem exists because many computerized operating systems, applications, databases and embedded systems use a standard two digit year field instead of four digits to reference a given year. For example, "00" in the date field would actually represent 1900. As a result, information technology and embedded systems may not properly recognize the Year 2000 or process data correctly, potentially causing data inaccuracies, operational malfunctions or operational failures.

Following up on earlier work, IEC formally established a company-wide project team in 1997 to assess, remediate and communicate its Year 2000 issues as well as develop the necessary contingency plans. A full-time project manager heads up a team of approximately 50 employees who are dedicated to the team full-time and another 110 employees working on the project on a part-time basis. In addition, there are approximately 60 individuals from external consulting firms who are also providing various Year 2000-related services for the project team. Status reports are provided to senior management monthly and at every meeting of IEC's Board of Directors. Auditing of the Year 2000 inventory, remediation efforts and contingency planning is being done by the Internal Audits Department. IEC is also seeking to retain an outside third party to assess and evaluate its Year 2000 project.

The various phases of and other matters relating to the Year 2000 project are described below.

Assessment A company-wide inventory has already been completed for information technology (hardware, software, databases, network infrastructure operating systems) and embedded systems (computers or microprocessors that run specialized software). Inventoried devices and systems have been assessed and prioritized into three categories based on the relative critical nature of their business function: safety-related; critical-business-continuity-related; and non-critical.

Remediation and Testing IEC's approach to remediation is to repair, replace or retire the affected devices and systems. Remediation and testing of safety-related and critical-business-continuity-related devices and systems is underway in all business units.

The project team is using testing standards and procedures based on those developed in the national electric utility industry effort led by the Electric Power Research Institute (EPRI). The team is also using information and testing guidance received from IEC's vendors. IEC is participating in EPRI's Year 2000 collaborative effort to share information about test procedures, results and vendor information. The project team is also working with equipment vendors to ascertain Year 2000 compliance with systems and devices. Testing methodology includes a power on/off test and testing for 13 critical dates including 12/31/99, 1/1/2000 and 2/29/2000.

The goal is to complete remediation work for the embedded systems by March 1999; approximately 80% of this remediation work has been completed as of the end of October 1998. Excluding the financial and customer information systems, there are 434 applications in the information technology (I/T) inventory; 223 have been remediated, tested and are in production; 183 are currently being remediated or tested; the remaining 28 are being analyzed to determine final action plans. Many of these 28 items are expected to be non-critical and, therefore, probably will not need to be tested for compliance. The goal is to complete the I/T remediation work by March 1999; approximately 40% has been completed as of the end of October 1998. Remediation efforts are underway on the financial and customer information systems which are also approximately 40% complete as of the end of October 1998. IEC intends these efforts to be 90% complete by the end of the first quarter of 1999 with work completed by mid-year.

In some cases IEC's ability to meet its target date for remediation is dependent upon the timely provision of necessary upgrades and modifications by its software vendors. Should these upgrades be delayed it would impact IEC's ability to meet its target date.

Costs to Address Year 2000 Compliance IEC's historical Year 2000 project expenditures as well as CURRENT BEST ESTIMATES for the remaining costs to be incurred on the project are as follows (incremental costs, in millions):

                        Description                         Total         IESU          WP&L        Other
                        -----------                         -----         ----          ----        -----
     Costs incurred from 1/1/98 - 9/30/98                   $4.3          $2.6          $1.2         $0.5
     Remaining modifications for financial and
     customer information systems                           $5.3          $2.3          $2.1         $0.9
     Remaining modifications for other I/T systems
     and embedded systems                                    $32           $10          $14           $8


While work was done on the Year 2000 project prior to 1998, IEC did not begin tracking the costs separately until 1998. In accordance with an order received from the PSCW, WP&L began deferring its Year 2000 project costs, other than internal labor and associated overheads, in May 1998 (approximately $1.0 million of the $1.2 million expenditures incurred for the nine months ended September 30, 1998 have been deferred by WP&L). (Refer to "Rates and Regulatory Matters" for a further discussion). IEC expects to fund its Year 2000 expenditures through internal sources. Other than the costs being deferred by WP&L pursuant to the PSCW order, IEC is expensing all the Year 2000 costs noted above.

Communications / Third Party Assessment IEC is heavily dependent on other utilities (including electric, gas, telecommunications and water utilities) and its suppliers. An effort is underway to communicate with such parties to increase their awareness of Year 2000 issues and monitor and assess, to the extent possible, their Year 2000 readiness. IEC has sought written assurance that third parties with significant relationships with IEC will be Year 2000 ready. As part of an extensive awareness effort, IEC is also communicating with its utility customers, regulatory agencies, elected and appointed government officials, and industry groups. IEC executives and account managers are also having discussions with IEC's largest customers to review their initiatives for Year 2000 readiness. IEC co-hosted a Year 2000 conference with the Iowa Municipal Utility Association. IEC is also working closely with the North American Reliability Council (NERC) and the Natural Gas Council to assist their efforts to make certain all system interconnections across regional areas are Year 2000 compliant.

Risks and Contingency Planning The systems which pose the greatest Year 2000 risks for IEC if the Year 2000 project is not successful are the plant control and automated transmission and distribution systems and information technology systems. The potential problems related to these systems include service interruptions, service order and billing delays and the resulting customer relations issues. IEC is currently unable to quantify the financial impact of such contingencies if in fact they were to occur.

Even though IEC intends to complete the bulk of its Year 2000 remediation and testing activities by the end of March 1999 and has initiated Year 2000 communications with significant customers, key vendors, suppliers, and other parties material to IEC's operation, failures or delay in achieving Year 2000 compliance could significantly disrupt IEC's business. Therefore, IEC has initiated contingency planning to address alternatives in the event of a Year 2000 failure that occurs within IEC or where IEC is impacted by an external Year 2000 failure. The plan will address mission-critical processes, devices and systems and will include training, testing and rehearsal of procedures, and the need for installation of backup equipment as necessary. The goal is to have the contingency plan completed by mid-year 1999. As a member of Mid-America Interconnected Network, Inc. (MAIN), IEC is also working with the Operating
Committee Y2K Task Force which will expand existing emergency operating strategies for member company control centers to ensure rapid responses to any Y2K-related electric system disturbances and will coordinate those strategies with other reliability organizations. MAIN is one of the 10 regional coordinating councils that make up NERC. The Mid-Continent Area Power Pool
(MAPP) is also one of the 10 NERC councils and IEC also belongs to MAPP and will be coordinating Year 2000 contingency planning with that organization as well.

Summary Based on IEC's current schedule for completion of its Year 2000 tasks, IEC believes its plan is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to many risks and uncertainties, as described above. If IEC, or third parties, fail to achieve Year 2000 readiness with respect to critical systems and, as such, there are systematic problems, there could be a material adverse effect on IEC's results of operations and financial condition.

The Year 2000 cost estimates and other Year 2000 readiness statements contained above constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such estimates and other statements are based on numerous assumptions by management, including assumptions relating to the accuracy of representations made by third parties regarding Year 2000 compliance and the continued availability of resources to deal with Year 2000 issues. Investors and other users of the forward-looking statements are cautioned that such statements are subject to various risks and uncertainties (some of which are described above) that could cause actual results to differ materially from those expressed in, or implied by, such statements. Refer to the "Forward-Looking Statements" section of MD&A for a further discussion.

Labor Issues

The status of the collective bargaining agreements at each of the utilities is as follows at September 30, 1998:


                                                   IESU       WP&L     IPC
                                                   ----       ----     ---

Number of collective bargaining agreements          6          1        3
Percentage of workforce covered by agreements      61         92       83

There are two agreements at IESU which expired on July 1, 1998. Two new agreements were reached effective July 1, 1998 and both will expire on June 30, 2000. The number of employees covered under these agreements is relatively small. There are eight agreements scheduled to expire in 1999.

Financial Instruments

IEC has historically had only limited involvement with derivative financial instruments and has not used them for speculative purposes. They have been used to manage well-defined interest rate and commodity price risks. WP&L historically has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt, short-term debt and the sales of its accounts receivable. The total notional amount of interest rate swaps outstanding was $30 million at September 30, 1998. On September 14, 1998 WP&L entered into an interest rate forward contract related to the anticipated issuance of $60 million of long-term debt securities (see
Note 6 of IEC's "Notes to Consolidated Financial Statements" for additional information). IEC has historically used swaps, futures and options to hedge the price risks associated with the purchase and sale of stored gas at WP&L and with the purchases and sales of gas and electric power at its energy marketing subsidiary.

On April 23, 1998, Alliant Industries successfully competitively bid $200 million of interest rate swaps. These interest rate swap agreements were entered into to reduce the impact of changes in variable interest rates by converting variable rate borrowings into fixed rate borrowings. Two separate structures of $100 million each were put in place. The first structure, a straight 2-year swap, was priced at 5.841%. Under this structure, Alliant Industries pays a fixed rate of 5.841% and receives 3-month LIBOR. Payments are made and LIBOR is reset quarterly. The second structure, a 2-year swap with a 1-year extension option, was priced at 5.6891%. This structure is identical to the first structure except the bank has the option to extend the swap an additional year at the end of the second year. The LIBOR set for the current 3-month period is 5.2092%.

IESU and IPC had no derivatives outstanding at September 30, 1998.

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

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits. The Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer useful.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

IESU, WP&L and IPC all have current or previous ownership interests in properties previously associated with the production of gas at MGP sites for which they may be liable for investigation, remediation and monitoring costs relating to the sites. A summary of information relating to the sites is as follows:

                                                                    IESU         WP&L         IPC
                                                                    ----         ----         ---
Number of known sites for which liability may exist                   34           14           9
Liability recorded at September 30, 1998 (millions)                $28.6         $8.9        $5.8
Regulatory asset recorded at September 30, 1998 (millions)         $28.5        $15.3        $5.9

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

Each company has recorded environmental liabilities related to the MGP sites; such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all IEC sites to be approximately $34 million to $81 million. IESU and WP&L currently estimate their share of the remaining costs to be incurred to be approximately $21 million to $49 million and $7 million to $12 million, respectively. An extensive study is currently underway to review all of IEC's MGP sites and the liability for each site will be updated based on the results of such study. The company expects the study will be completed in the fourth quarter of 1998. It is possible that future cost estimates will be greater than the current estimates as the investigation process proceeds and as additional facts become known.

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

In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement has been reached with all twenty-one carriers. As a result, IESU will dismiss its lawsuit, as all issues will have been resolved. In 1994, IPC filed a lawsuit against certain of its insurance carriers to recover its MGP-related costs. Settlements have been reached with eight carriers. IPC is continuing its pursuit of additional recoveries. Amounts received from insurance carriers are being deferred by IESU and IPC pending a determination of the regulatory treatment of such recoveries. WP&L has settled with twelve carriers and is also continuing to pursue additional recoveries from other carriers. IPC and WP&L are unable to predict the amount of any additional insurance recoveries they may realize.

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

The Act and other federal laws also require the EPA to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the PCB rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards for ozone and particulate matter emissions. The company cannot predict the long-term consequences of these rules on its results of operations or financial condition as the potential impact is too speculative at this point in time.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their SIPs to address the ozone transport issue. The implementation of the rule will likely require WP&L to reduce its NOx emissions at all of its plants to .15 lbs/mmbtu by 2003. WP&L is currently evaluating various options to meet the emission levels. These options include fuel switching, operational modifications and capital investments. Based on existing technology, the preliminary estimates indicate that capital investments could be as high as $150 million. Such costs are not included in the anticipated construction and acquisition expenditures for WP&L in the "Capital Requirements" section of MD&A.

Revisions to the Wisconsin Administrative Code have been proposed that could have a significant impact on WP&L's operation of the Rock River Generating Station in Beloit, Wisconsin. The proposed revisions will affect the amount of heat that the Generating Station can discharge into the Rock River. WP&L cannot presently predict the final outcome of the rule, but believes that, as the rule is currently proposed, the capital investments and/or modifications required to meet the proposed discharge limits could be significant.

In 1995, the EPA published the Sulfur Dioxide Network Design Review for Cedar Rapids, Iowa, which, based on the EPA's assumptions and worst-case modeling method, suggested that the Cedar Rapids area could be classified as "nonattainment" for the National Ambient Air Quality Standards established for SO2. The worst-case modeling suggested that two of IESU's generating facilities contributed to the modeled exceedences. As a result of exceedences at a monitor near one of IESU's generating facilities, the EPA issued a letter to the Iowa
Governor's office directing the state to develop a plan of action. In this regard, IESU entered into a consent order with the IDNR in the third quarter of 1997 on this issue. IESU agreed to limit the SO2 emissions from the two noted generating facilities and to install a new stack (the stack will be completed in 1999 at a capital cost of up to $2.5 million) at one of the facilities. The consent order is one piece of a revision to the SIP being proposed by the IDNR. The public comment period on the SIP revision was May 28 through June 26, 1998. IEPC approved the SIP revision on July 20, 1998. The SIP revision transmittal letter from Iowa to the EPA was signed by the Governor of Iowa and sent to the EPA Region VII for review and approval.

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

Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids, Iowa. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which includes equipment modifications and contemplates operational changes. In addition, IESU may be required to obtain a PSD permit. On May 13, 1998, IESU received a citation from the Linn County Health Department alleging violations at the facility. IESU has negotiated a settlement agreement with the Linn County Health Department, resolving the matter for $30,000. The settlement was reviewed and approved by a local court with appropriate jurisdiction during the third quarter of 1998. Depending on the outcome of communications with the IDNR, IESU may be subject to a penalty for not having a PSD permit for this facility; however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

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

Pursuant to an internal review of operations, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa, may require a Clean Air Act Acid Rain permit and continuous emissions monitoring system (CEMS). IPC has initiated discussions with its regulators, has discontinued operation of the unit, pending resolution of the issues, and will be installing a CEMS on the unit and will be applying for an Acid Rain permit. Pursuant to its internal review, IPC also identified and disclosed to its regulators a potentially similar situation at its Lansing, Iowa generating facility, and will be installing CEMS and applying for Acid Rain permits for these units as well. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permit previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

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

The Nuclear Waste Policy Act of 1982 assigned responsibility to the DOE to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. Several other electric utilities with nuclear operations have filed lawsuits in the U.S. Court of Federal Claims alleging that the DOE was financially responsible for its failure to take the utilities' high level waste and spent nuclear fuel. The court has issued rulings of summary judgment in favor of three utilities to-date. IESU and WP&L are evaluating and pursuing multiple options, including litigation and legislation to protect the contractual and statutory rights of the companies and their customers.

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

The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and
Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at September 30, 1998 was $8.9 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount. WP&L is also recovering these costs from its customers and at September 30, 1998 had a regulatory asset and a liability of $5.8 million and $5.1 million recorded, respectively.

Whiting, a wholly-owned subsidiary of Alliant Industries, is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $13 million and the expenditures are not expected to be incurred for approximately five years. In accordance with applicable accounting requirements, Whiting has accrued these costs resulting in a recorded liability of $13 million at September 30, 1998.

The estimates of  environmental  remediation  costs and statements of other than historical fact relating to environmental matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Refer to the "Forward-Looking Statements" section of MD&A for a further discussion.

Power Supply

The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. WP&L was among an 11-member group of Wisconsin energy suppliers that, on October 1, 1997, recommended to the Governor of Wisconsin a series of steps to improve electric reliability in the state. Wisconsin enacted electric reliability legislation in April 1998 (Wisconsin Reliability Act). The legislation has the goal of assuring reliable electric energy for Wisconsin. The new law, effective May 12, 1998, requires Wisconsin utilities to join a regional independent system operator for transmission by the year 2000, allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. As a requirement of the legislation, the PSCW completed a regional transmission constraint study. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its constraint study, through December 31, 2004.

On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In response to this order, WP&L issued a Request for Proposal for contracts to provide WP&L with an additional 150 MW of electric capacity beginning as early as June 1, 1999. WP&L evaluated applications on the basis of per-megawatt cost, transmission capacity, environmental factors, experience in building and operating similar generating facilities and the ability to meet a June 2000 in-service date. In July 1998, IEC and Polsky Energy Corp. (Polsky) announced an agreement whereby Polsky would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 525 MW of electricity. Under the agreement, IEC will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. It is expected that this new generation will be operational in June of 2000. This is the first plant to be announced by the three Wisconsin utilities under the Wisconsin Reliability Act. In September 1998, the PSCW declared the Polsky application complete. Public hearings are scheduled to be held in November 1998. The PSCW has until December 21, 1998 to act on the application, or it is automatically approved. Polsky will also be seeking the necessary approvals from the Wisconsin Department of Natural Resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

IEC
On April 29, 1998, a lawsuit, Aliant Communications Inc. v. Interstate Energy Corporation, was filed in federal district court against IEC by Aliant Communications Inc. alleging trademark infringement, dilution and unfair competition in connection with the use by IEC of the name "Alliant." A mutual settlement agreement between the parties was reached effective October 1, 1998. The agreement calls for IEC to begin operating as Alliant Energy Corporation within the next six months. Aliant Communications Inc. will continue to operate as Aliant Communications. As part of the agreement, IEC also agreed to modify the names of several of its subsidiaries and business units. IEC shareowners will be asked to change the legal name of the company to Alliant Energy Corporation at the annual meeting scheduled to be held on May 19, 1999. IEC recognized the costs associated with the settlement in the third quarter of 1998 as part of its merger-related expenses as discussed earlier in MD&A.

On April 17, 1998, MG&E and Citizens Utility Board appealed the decision of the SEC approving the Merger, Madison Gas and Electric Company and Citizens Utility Board v. Securities and Exchange Commission. On May 15, 1998, IEC moved to intervene in this appeal and the United States Court of Appeals for the District of Columbia District granted the motion. Briefs have been filed with the court and oral arguments are scheduled for January 13, 1999.

IESU
On April 30, 1996, IESU filed suit, IES Utilities Inc. v. Home Ins. Co., et al., No. 4-96-CV-10343 (S.D. Iowa filed Apr. 30, 1996), against various insurers who had sold comprehensive general liability policies to Iowa Southern Utilities

Company (ISU) and Iowa Electric Light and Power Company (IE) (IESU was formed as the result of a merger of ISU and IE). The suit seeks judicial determination of the respective rights of the parties, a judgment that each defendant is obligated under its respective insurance policies to pay in full all sums that IESU has become or may become obligated to pay in connection with its defense against allegations of liability for property damage at and around MGP sites, and indemnification for all sums that it has or may become obligated to pay for the investigation, mitigation, prevention, remediation and monitoring of environmental impacts to property, including natural resources like groundwater, at and around the MGP sites. Settlement has been reached with all twenty-one carriers. As a result, IESU will dismiss its lawsuit, as all issues will have been resolved. Any amounts received from insurance carriers are being deferred pending a determination of the regulatory treatment of such recoveries.

IESU is in discussions with the regulators regarding certain environmental permit issues. For a discussion of these matters, see MD&A above, which information is incorporated herein by reference.

IPC
---
IPC is in discussions with its regulators regarding various issues at generating facilities in Clinton, Iowa, Dubuque, Iowa and Lansing, Iowa. For a discussion of these matters, see "Other Matters - Environmental", which information is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

On October 21, 1998, the Board of Directors of IEC adopted a new shareowner rights plan to replace IEC's existing shareowner rights plan, which expires on February 22, 1999. The issuance of new rights pursuant to the new shareowner rights plan is subject to approval by the SEC under the Public Utility Holding Company Act of 1935. A draft copy of the new shareowner rights plan has been submitted to the SEC in connection with an application filed by IEC under the Public Utility Holding Company Act.

The new shareowner rights plan is designed to provide additional protection against abusive takeover tactics such as partial tender offers, selective open-market purchases and offers for all the shares of IEC at less than full value or at an inappropriate time. The new shareowner rights plan is intended to assure that IEC's Board of Directors has the ability to protect shareowners and IEC if efforts are made to gain control of IEC in a manner that is not in the best interests of IEC and all of its shareowners. The new shareowner rights plan was not adopted in response to any specific effort to acquire control of IEC, and IEC is not aware of any such effort.

Assuming approval by the SEC, it is expected that the new rights will be issued on February 22, 1999 to coincide with the expiration of the existing shareowner rights plan. The new rights will be exercisable only if a person or group acquires 15% or more of IEC's common stock or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of the common stock. Each right will initially entitle shareowners to buy one-half of one share of IEC's common stock. The rights will only be exercisable in integral multiples of two at an initial exercise price of $95 per full share, subject to adjustment. If any person becomes a 15% or more shareowner of IEC, the rights (subject to certain limitations) will entitle holders thereof to purchase, at the then-current exercise price per full share, a number of common shares of IEC or of the acquiror having a market value at the time of twice the rights' per full share exercise price. The IEC Board of Directors is also authorized under the new shareowner rights plan to reduce the 15% thresholds referred to above to not less than 10%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibits are filed herewith.

     4.1 Officers' Certificate, dated as of October 27, 1998, creating the 5.70% debentures due October 15, 2008 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated October 27, 1998)

     10.1 Early Retirement Agreement, dated as of October 7, 1998, by and between Interstate Energy Corporation et al. and Michael R. Chase

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended September 30, 1998

     27.2 Restated Financial Data Schedule for Interstate Energy Corporation at and for the period ended September 30, 1997

     27.3 Restated Financial Data Schedule for Interstate Energy Corporation at and for the period ended December 31, 1997

     27.4 Financial Data Schedule for IES Utilities Inc. at and for the period ended September 30, 1998

     27.5 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended September 30, 1997

     27.6 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended September 30, 1998

(b)  Reports on Form 8-K:

Wisconsin Power and Light Company filed a Current Report on Form 8-K, dated October 27, 1998, reporting (under Item 5) that on October 27, 1998, Wisconsin Power and Light Company agreed to sell $60,000,000 principal amount of its 5.70% Debentures due October 15, 2008 in a public offering through Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co.
Incorporated and Legg Mason Wood Walker, Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November 1998.


INTERSTATE ENERGY CORPORATION
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                                  Officer
                                        (Principal Financial Officer)

By: /s/ John E. Ebright                    Vice President-Controller
John E. Ebright                         (Principal Accounting Officer)


IES UTILITIES INC.
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                                    Officer
                                        (Principal Financial Officer)

By: /s/ John E. Ebright                  Vice President-Controller
John E. Ebright                         (Principal Accounting Officer)


WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                                    Officer
                                        (Principal Financial Officer)

By: /s/ John E. Ebright                    Vice President-Controller
John E. Ebright
                                        (Principal Accounting Officer)