Form 10-K
period 1998-12-31
INTERSTATE ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-03-31
CIK 352541, 52485, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       or
[ ]
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                  Name of Registrant, State of
                  Incorporation, Address of
Commission        Principal Executive                     IRS Employer
File Number       Offices and Telephone Number            Identification Number
-----------       ----------------------------            ---------------------
1-9894            INTERSTATE ENERGY CORPORATION                       39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                  42-0331370
                  (an Iowa corporation)
                  Alliant Tower
                  Cedar Rapids, Iowa 52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                   39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311

Securities registered pursuant to Section 12 (b) of the Act:

                                                                              Name of Each
                                 Title of Class                               Exchange on Which Registered
                                 --------------                               ----------------------------
Interstate Energy Corporation    Common Stock, $.01 Par Value                 New York Stock Exchange
Interstate Energy Corporation    Common Stock Purchase Rights                 New York Stock Exchange
IES Utilities Inc.               7-7/8% Quarterly Debt Capital Securities     New York Stock Exchange
                               (Subordinated Deferrable Interest Debentures)

Securities registered pursuant to Section 12 (g) of the Act:

                                    Title of Class
                                    --------------
IES Utilities Inc.                  4.80% Cumulative Preferred Stock, Par Value
                                    $50 per share
Wisconsin Power and Light Company   Preferred Stock (Accumulation without Par
                                    Value)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

This combined Form 10-K is separately filed by Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of January 31, 1999:

Interstate Energy Corporation         $2.24 billion
IES Utilities Inc.                    $0
Wisconsin Power and Light Company     $0

Number of shares outstanding of each class of common stock as of January 31, 1999:

Interstate Energy Corporation         Common Stock, $.01 par value, 77,667,444
                                      shares outstanding

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Interstate Energy Corporation's 1999 Annual Meeting of Shareowners and Wisconsin Power and Light Company's 1999 Annual Meeting of Shareowners are, or will upon filing with the Securities and Exchange Commission, be incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                           Page
Part I                                                                    Number
                                                                          ------
         Item 1.      Business                                               4
         Item 2.      Properties                                             22
         Item 3.      Legal Proceedings                                      25
         Item 4.      Submission of Matters to a Vote of Security Holders    25
Part II
         Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters                                    26
         Item 6.      Selected Financial Data                                27
         Item 7.      Management's Discussion  and  Analysis of Financial
                      Condition and Results of Operations                    29
         Item 7A.     Quantitative and Qualitative Disclosures About
                       Market Risk                                           60
         Item 8.      Financial Statements and Supplementary Data            60
         Item 9.      Changes in and Disagreements with Accountants on
                      Accounting  and Financial Disclosure                  122
Part III
         Item 10.     Directors and Executive Officers of the Registrants   122
         Item 11.     Executive Compensation                                126
         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management                                        129
         Item 13.     Certain Relationships and Related Transactions        130
Part IV
         Item 14.     Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                   131
                      Signatures                                            142

FORWARD-LOOKING STATEMENTS

Refer to the "Forward-Looking Statements" section in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

                                     PART I

This Annual Report on Form 10-K includes information relating to Interstate Energy Corporation (IEC), IES Utilities Inc. (IESU) and Wisconsin Power and Light Company (WP&L) (as well as Interstate Power Company (IPC), Alliant Energy Resources, Inc. (Alliant Energy Resources) and Alliant Energy Corporate Services, Inc. (Alliant Energy Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such.

ITEM 1.  BUSINESS

A.  MERGER

On April 21, 1998, IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH) and IPC completed a three-way merger (Merger) forming IEC. IEC is currently doing business as Alliant Energy Corporation. As a result of the Merger, the first tier subsidiaries of IEC include: IESU, WP&L, IPC, Alliant Energy Resources and Alliant Energy Corporate Services.

As part of the approval process for the Merger, IEC agreed to various rate freezes and rate caps implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (refer to Item
7. MD&A "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion).

A brief description of the first-tier subsidiaries of IEC is as follows:

1) IESU - incorporated in Iowa in 1925 as Iowa Railway and Light Corporation. IESU is primarily a public utility operating company engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam services in selective markets, in the State of Iowa. At December 31, 1998, IESU supplied electric and gas service to approximately 341,000 and 179,000 customers, respectively. In 1998, 1997 and 1996, IESU had no single customer for which electric and/or gas sales accounted for 10% or more of IESU's consolidated revenues. IESU also owns varying interests in several other subsidiaries and investments which are not material to IESU's operations.

2) WP&L - incorporated in Wisconsin in 1917 as the Eastern Wisconsin Electric Company, is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water services in selective markets. Nearly all of WP&L's customers are located in south and central Wisconsin. WP&L operates in municipalities pursuant to permits of indefinite duration which are regulated by Wisconsin law. At December 31, 1998, WP&L supplied electric and gas service to approximately 401,000 and 159,000 customers, respectively. WP&L also has approximately 35,000 water customers. In 1998, 1997 and 1996, WP&L had no single customer for which electric and/or gas sales accounted for 10% or more of WP&L's consolidated revenues.

WP&L owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908. WP&L also owns varying interests in several other subsidiaries and investments which are not material to WP&L's operations.

3) IPC - a public utility incorporated in 1925 under the laws of the State of Delaware. IPC is engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in the States of Iowa, Minnesota and Illinois. At
December 31, 1998, IPC provided electric and gas service to approximately 166,000 and 50,000 customers, respectively. In 1998, 1997 and 1996, IPC had no single customer for which electric and/or gas sales accounted for 10% or more of IPC's consolidated revenues.

4) ALLIANT ENERGY RESOURCES - following the Merger, the holding companies for the nonregulated businesses of the former WPLH and IES (Heartland Development Corporation (HDC) and IES Diversified Inc., respectively) were merged. The resulting company from this merger is Alliant Energy Resources. Alliant Energy Resources was incorporated in 1988 in Wisconsin as Heartland Development Corporation. The majority of IEC's nonregulated investments are organized under Alliant Energy Resources.

Alliant Energy Resources' wholly-owned subsidiaries include Alliant Energy Industrial Services, Inc. (ISCO), Alliant Energy International, Inc. (International), Alliant Energy Investments, Inc. (Investments), Alliant Energy Transportation, Inc. (Transportation), Heartland Properties, Inc. (HPI) and Capital Square Financial Corporation (Capital Square).

5)  ALLIANT   ENERGY   CORPORATE   SERVICES  -  subsidiary   formed  to  provide
administrative services to IEC and its subsidiaries as required under the Public Utility Holding Company Act of 1935 (PUHCA).

Refer to Note 14 of the "Notes to Consolidated Financial Statements" for a further discussion of IEC's business segments.

B.  INFORMATION RELATING TO IEC ON A CONSOLIDATED BASIS

EMPLOYEES

As of December 31, 1998, IEC had the following employees (full-time and part-time):

                                                                 Number of
                                                                Bargaining        Number of
                                               Number of           Unit           Bargaining
                                               Employees         Employees        Agreements
                                              -------------    --------------    -------------
       IESU                                          1,834             1,117                6
       WP&L                                          1,684             1,547                1
       IPC                                             645               525                3
       Alliant Energy Resources                      1,001                88                5
       Alliant Energy Corporate Services             1,188                 -                -
                                              -------------    --------------    -------------
         IEC Total                                   6,352             3,277               15
                                              =============    ==============    =============

Eight bargaining agreements at the utilities are scheduled to expire in 1999 and represent substantially all employees covered under collective bargaining agreements. These employees represent approximately 50% of all IEC employees. IEC has not experienced any significant work stoppage problems in the past. While negotiations have commenced, IEC is currently unable to predict the outcome of these negotiations.

CAPITAL EXPENDITURE AND INVESTMENT AND FINANCING PLANS

Refer to the  "Liquidity  and Capital  Resources"  section in Item 7. MD&A for a
discussion  of  anticipated   construction  and  acquisition   expenditures  for
1999-2003 and details regarding the financing of future capital requirements.

REGULATION

IEC operates as a registered public utility holding company subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA. IEC and its subsidiaries are subject to the regulatory provisions of PUHCA, including provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses and the services provided by Alliant Energy Corporate Services to IEC and its subsidiaries.

IEC is subject to  regulation  by the Public  Service  Commission  of  Wisconsin
(PSCW). The PSCW regulates, among other things, the type and amount of IEC's investments in non-utility businesses. WP&L is also subject to regulation by the PSCW as to retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. WP&L is generally required to file a rate case with the PSCW every two years with requests for rate relief based on a forward-looking test year period. However, as one of the conditions for approval of the Merger, the PSCW has required WP&L to freeze on a post-merger basis retail electric, natural gas, and water rates for a period of four years.

IESU and IPC operate under the jurisdiction of the Iowa Utilities Board (IUB). The IUB has authority to regulate rates and standards of service, to prescribe accounting requirements and to approve the location and construction of electric generating facilities having a capacity in excess of 25,000 kilowatts (KW). Requests for price relief are based on historical test periods, adjusted for certain known and measurable changes. The IUB must decide on requests for price relief within 10 months of the date of the application for which relief is filed or the interim prices granted become permanent. Interim prices, if allowed, are permitted to become effective, subject to refund, no later than 90 days after the price increase application is filed. Notwithstanding this process, IESU and IPC have agreed to a four-year price cap effective with the Merger as part of the Merger approval process.

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

In addition, South Beloit and IPC are subject to regulation by the Illinois Commerce Commission (ICC) for retail utility rates and service, accounts, issuance and use of proceeds of securities, certain additions and extensions to facilities and in other respects. Requests for rate relief must be decided within 11 months.

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

Refer to Item 7. MD&A for additional information regarding regulation and IEC's rate matters.

YEAR 2000

Refer to the "Other Matters - Year 2000" section in Item 7. MD&A for a discussion of IEC's Year 2000 initiatives.

C.  INFORMATION RELATING TO UTILITY OPERATIONS

IEC realized 56%, 39%, 3% and 2% of its electric utility revenues in 1998 in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 87% of the electric revenues were regulated by the respective state commissions while the other 13% were regulated by the FERC. IEC realized 58%, 36%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

IESU realized 100% of its electric and gas utility revenues in 1998 in Iowa. Approximately 93% of the electric revenues in 1998 were regulated by the IUB while the other 7% were regulated by the FERC.

WP&L realized 98% of its electric utility revenues in 1998 in Wisconsin and 2% in Illinois. Approximately 79% of the electric revenues in 1998 were regulated by the PSCW or the ICC while the other 21% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in 1998 in Wisconsin and 4% in Illinois during the same period.

IPC realized 77%, 17% and 6% of its electric utility revenues in 1998 in Iowa, Minnesota and Illinois, respectively. Approximately 92% of the electric revenues were regulated by the respective state commissions while the other 8% were regulated by the FERC. IPC realized 70%, 22% and 8% of its gas utility revenues in Iowa, Minnesota and Illinois, respectively, during the same period.

                            UTILITY INDUSTRY OUTLOOK

Refer to the "Utility Industry Outlook" section in Item 7. MD&A for a discussion of various competitive issues impacting utility operations.

ELECTRIC UTILITY OPERATIONS

General

IESU provides electricity in Iowa. As of December 31, 1998, IESU provided electricity to approximately 341,000 retail customers in approximately 525 Iowa communities. IESU also currently provides electricity to five wholesale customers. WP&L provides electricity in 34 counties in southern and central Wisconsin and four counties in northern Illinois. As of December 31, 1998, WP&L provided retail electric service to approximately 401,000 customers in 599 communities and wholesale service to 24 municipal utilities, one privately owned utility, three rural electric cooperatives, one Native American nation and to the Wisconsin Public Power, Inc. system for the provision of retail service to 14 communities. IPC provides electricity in portions of 22 counties in northern and northeastern Iowa, in portions of 22 counties in southern Minnesota and in portions of five counties in northwestern Illinois. As of December 31, 1998, IPC provided retail electric service to approximately 166,000 customers in 234 communities and wholesale service to 10 small communities.

The percentages of utility operating revenues and utility operating income from electric utility operations for each individual company for the year ended December 31, 1998 were as follows:

                              Percent of        Percent of
                               Operating        Operating
                               Revenues           Income
                             -------------     -------------
           IESU                 79.2%             92.5%
           WP&L                  84.0              94.3
           IPC                   88.0              89.5

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 1998, the maximum peak hour demand for IESU was 1,965 megawatts (MW) and occurred on June 26, 1998. For WP&L and IPC, the maximum peak hour demands were 2,292 MW and 971 MW, respectively, and both occurred on July 14, 1998.

IESU maintains and operates transmission and substation facilities connecting with its high voltage transmission systems pursuant to a non-cancelable operation agreement (the Operating Agreement) with Central Iowa Power Cooperative (CIPCO). The Operating Agreement, which will terminate on December 31, 2035, provides for the joint use of certain transmission facilities of IESU and CIPCO.

IEC has transmission interconnections at various locations with eleven other transmission owning utilities in the Midwest. These interconnections enhance the overall reliability of the IEC transmission system and provide access to multiple sources of economic and emergency power and energy.

IESU and IPC are full members of the Mid-Continent Area Power Pool (MAPP). WP&L is a member of the MAPP Regional Transmission Group. MAPP is one of the ten regional members of the North American Electric Reliability Council (NERC). Each regional member of NERC is responsible for maintaining reliability in its area through coordination of planning and operations. WP&L is also a full member of the Mid-America Interconnected Network, Inc. (MAIN), another regional member of NERC.

In an effort to bring the entire IEC system under one regional organization, while maintaining flexibility in the face of rapid industry changes, IESU, WP&L and IPC have given withdrawal notices to MAPP and WP&L has also given a withdrawal notice to MAIN. IEC's decision on what regional organization to join will be dependent upon the potential reorganization of some NERC regions and the eventual configuration of the independent transmission company (ITC). Refer to the "Utility Industry Outlook" section in Item 7. MD&A for a discussion of IEC's ITC initiative.

Refer to Item 2. "Properties" for additional information regarding electric facilities.

Fuel

The average cost of fuel per million British thermal units (Btu's) used for electric generation by IESU, WP&L and IPC for the years 1998, 1997 and 1996 was as follows:

                           Nuclear        Coal        All Fuels
                         ------------  ------------  -------------
         IESU     - 1998   $ 0.605        $ 0.885     $  0.887
                  - 1997     0.650          0.958        0.945
                  - 1996     0.730          0.944        0.937
         WP&L     - 1998     0.450          1.171        1.085
                  - 1997     0.450          1.175        1.129
                  - 1996     0.469          1.155        1.077

         IPC      - 1998       N/A          1.287        1.344
                  - 1997       N/A          1.340        1.414
                  - 1996       N/A          1.437        1.484


Refer to the Electric Operating Information tables for details on the sources of electric energy for IEC, IESU, WP&L and IPC during 1994 to 1998.

Coal

IEC estimates its 1999 coal requirements will be approximately 12.3 million tons. Alliant Energy Corporate

Services, as an agent of IESU, WP&L and IPC, has negotiated several agreements with different suppliers to ensure that a specified supply of coal is available at known prices for the respective utilities for calendar years 1999, 2000, and 2001. These contracts, in combination with existing agreements, provide for a portfolio of coal supplies that cover approximately 95%, 55% and 40% of the three utilities' estimated coal supply needs for the years 1999 through 2001, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between ensuring an adequate supply and ensuring that the prices paid for coal is at the then current market conditions. Remaining coal requirements will be met from either future contracts or purchases in the spot market.

The majority of the coal utilized by IEC is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IEC's generating facilities, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IEC maintains average coal inventories at its generating stations of 44 to 71 days.

IEC anticipates that its average fossil fuel costs will likely increase in the future due to cost escalation provisions in existing coal and transportation contracts. In addition, fuel sulfur restrictions and other environmental limitations have increased significantly and may increase further the difficulty and cost of obtaining an adequate coal supply. See Note 1(k) of the "Notes to Consolidated Financial Statements" for a discussion of the utilities' rate recovery of fuel costs.

Refer to Note 12(b) in the "Notes to Consolidated Financial Statements" for details relating to IEC's coal purchase commitments.

Purchased Power

During the year ended December 31, 1998, approximately 26.7%, 26.8% and 41.7% of IESU's, WP&L's and IPC's total kilowatt-hour (KWH) requirements, respectively, were met through purchased power. Refer to Note 12(b) in the "Notes to Consolidated Financial Statements" for details relating to purchase power commitments.

Nuclear

General

IEC owns interests in two nuclear facilities, Kewaunee and DAEC. Kewaunee, a 532-megawatt pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%) and Madison Gas & Electric Company (MG&E) (17.8%). See Item 7. MD&A "Liquidity and Capital Resources - Nuclear Facilities" for a discussion of an agreement between WPSC and MG&E regarding future ownership of Kewaunee. The Kewaunee operating license expires in 2013. DAEC, a 535-megawatt boiling water reactor plant, is operated by IESU which has a 70% ownership interest in the plant. The DAEC operating license expires in 2014.

As co-owners of nuclear generating units, IESU and WP&L are subject to the jurisdiction of the NRC. The NRC has broad supervisory and regulatory jurisdiction over the construction and operation of nuclear reactors, particularly with regard to public health, safety and environmental considerations.

The operation and design of nuclear power plants is under constant review by the NRC. IESU and WP&L have complied with and are currently complying with all NRC requests for data relating to these reviews. As a result of such reviews, further changes in operations or modifications of equipment may be required, the cost of which cannot currently be estimated. IESU's and WP&L's anticipated nuclear-related construction expenditures for 1999-2003 are approximately $46 million and $37 million, respectively. Refer to "Liquidity and Capital Resources
- Capital Requirements" in Item 7. MD&A for a further discussion.

DAEC received the highest score possible (1 on a 3-point scale) in the areas of plant operations, engineering and plant support and a "good" rating (2) in the area of maintenance during the NRC's last Systematic Assessment of Licensee Performance (SALP) report in 1997. Kewaunee received the highest score possible
(1) in the area of  maintenance  and
a "good" rating (2) in the areas of plant operations, engineering and plant support during the NRC's last SALP report, which was also received in 1997.

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

As an outgrowth of the Three Mile Island Nuclear Power Plant experience, nuclear plant owners have initiated a cooperative insurance program designed to help cover business interruption expenses for participating utilities arising from a possible nuclear plant event. IESU and WP&L are participants in this program. This type of insurance is an industry response intended to lessen the cost burden on customers in the event of a lengthy plant shutdown.

In the unlikely event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by WP&L or IESU and could have a material adverse effect on their financial position and results of operations. Refer to Note 12(e) of the "Notes to Consolidated Financial Statements" for a further discussion of the nuclear insurance issue.

Kewaunee

WPSC purchases uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE. Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts. Two contracts are in place to provide conversion services for nuclear fuel reloads in 2000 and 2001. A fixed quantity of enrichment services are contracted for through the year 2004. Additional enrichment services will be acquired under a contract which is in effect for the life of the plant or by purchases on the spot market. Fuel fabrication services are contracted well into the next decade and contain contractual clauses covering force majeure and termination provisions. A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. As of December 31, 1998, 947,000 pounds of yellowcake or its equivalent were held in inventory for the plant.

If, for any reason, the plant were forced to suspend operations permanently, fuel-related obligations are as follows: 1) there are no financial penalties associated with the present uranium supply, conversion service and enrichment agreements, and 2) the fuel fabrication contract contains force majeure and termination for convenience provisions. As of the end of 1998, WP&L's maximum exposure would not be expected to exceed $273,000. It is expected that, in such a case, uranium inventories could be sold on the spot market.

DAEC

A contract for enrichment services and enriched uranium product was signed with the United States Enrichment Corporation (USEC) in 1995. This contract is effective through 2003. Fabrication of the nuclear fuel is being performed by General Electric Company for fuel through the 2011 refueling of DAEC. IESU believes that an ample supply of uranium and enrichment services will be available in the future and intends to purchase such uranium and enrichment services as necessary on the spot market and/or via medium length (less than five years) contracts to supplement its current contracts and meet its generation requirements.

Additional discussions of various other nuclear issues relating to Kewaunee and DAEC are included in Item 7. MD&A and the "Notes to the Consolidated Financial Statements."

Power Supply

Refer to "Other Matters - Power Supply" in Item 7. MD&A for a discussion of power supply concerns.

Electric Environmental Matters

IEC is regulated in environmental protection matters by a number of federal, state and local agencies. Such regulations are the result of a number of environmental protection laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and county agencies. The laws impacting IEC's operations include the Clean Water Act; Clean Air Act, as amended by the Clean Air Act Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive
Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986; Nuclear Waste Policy Act of 1982; Occupational Safety and Health Act; National Energy Policy Act of 1992; and a number of others. IEC regularly secures and renews federal, state and local permits to comply with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future.

Refer to "Other Matters - Environmental" in Item 7. MD&A and Note 12 of the "Notes to Consolidated Financial Statements" for a further discussion of electric environmental matters.


Interstate Energy Corporation

-------------------------------------------------------------------------------------------------------------------------
                                                              1998         1997         1996         1995         1994
-------------------------------------------------------------------------------------------------------------------------
Electric Operating Information (Utility Only)
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                            $519,687     $509,207     $494,649     $498,071     $469,217
     Commercial                                              330,693      320,308      308,480      302,889      296,329
     Industrial                                              477,241      455,912      428,726      412,711      401,097
                                                        -----------------------------------------------------------------
       Total from ultimate customers                       1,327,621    1,285,427    1,231,855    1,213,671    1,166,643
     Sales for resale                                        199,128      192,346      181,365      143,726      136,839
     Other                                                    40,693       37,980       27,155       24,271       27,322
                                                        -----------------------------------------------------------------
       Total                                              $1,567,442   $1,515,753   $1,440,375   $1,381,668   $1,330,804
                                                        =================================================================
-------------------------------------------------------------------------------------------------------------------------

Electric Sales (000s MWH) :
     Residential                                               6,674        6,699        6,668        6,705        6,276
     Commercial                                                5,095        4,996        4,878        4,816        4,578
     Industrial                                               12,718       12,320       11,666       11,360       10,870
                                                        -----------------------------------------------------------------
       Total from ultimate customers                          24,487       24,015       23,212       22,881       21,724
     Sales for resale                                          7,189        6,768        7,459        5,001        4,757
     Other                                                       158          161          161          163          182
                                                        -----------------------------------------------------------------
       Total                                                  31,834       30,944       30,832       28,045       26,663
                                                        =================================================================
-------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                             773,724      764,604      755,085      744,440      733,866
     Commercial                                              128,430      126,959      125,426      123,786      122,217
     Industrial                                                2,618        2,555        2,472        2,418        2,362
     Other                                                     3,267        3,281        3,207        2,749        2,734
                                                        -----------------------------------------------------------------
       Total                                                 908,039      897,399      886,190      873,393      861,179
                                                        =================================================================
-------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     System capacity at time of peak demand (MW):
          Company-owned                                        5,231        5,257        5,192        5,077        4,960
          Firm purchases and sales (net)                         618          660          583          547          603
                                                        -----------------------------------------------------------------
            Total (1)                                          5,849        5,917        5,775        5,624        5,563
                                                        =================================================================
     Maximum peak hour demand (MW) (1)                         5,228        5,045        4,953        5,032        4,714
     Sources of electric energy (000s MWH):
          Steam                                               19,119       17,423       17,014       17,606       16,739
          Nuclear                                              4,201        3,874        4,054        4,166        4,501
          Purchases                                           10,033       10,660       10,895        7,416        6,454
          Other                                                  504          565          392          349          289
                                                        -----------------------------------------------------------------
            Total                                             33,857       32,522       32,355       29,537       27,983
                                                        =================================================================

     Revenue per KWH from ultimate customers (in
     cents)                                                     5.42        5.35          5.31         5.30         5.37
-------------------------------------------------------------------------------------------------------------------------

(1) Figures represent a summation of the individual peak demands of IESU, WP&L and IPC thus they do not represent the coincident peak of the entire IEC system.



IES Utilities Inc.

-----------------------------------------------------------------------------------------------------------------------
                                                           1998          1997         1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------
Electric Operating Information
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                          $232,662     $227,496     $213,838     $217,351     $200,686
     Commercial                                            168,672      162,626      153,163      150,722      146,119
     Industrial                                            181,369      177,890      160,477      148,529      143,965
                                                     ------------------------------------------------------------------
       Total from ultimate customers                       582,703      568,012      527,478      516,602      490,770
     Sales for resale                                       45,453       25,719       37,384       35,356       37,271
     Other                                                  11,267       10,539        9,411        8,513        9,286
                                                     ------------------------------------------------------------------
       Total                                              $639,423     $604,270     $574,273     $560,471     $537,327
                                                     ==================================================================
-----------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWH):
     Residential                                             2,661        2,682        2,642        2,690        2,494
     Commercial                                              2,465        2,378        2,315        2,296        2,148
     Industrial                                              4,872        4,743        4,436        4,248        4,015
                                                     ------------------------------------------------------------------
       Total from ultimate customers                         9,998        9,803        9,393        9,234        8,657
     Sales for resale                                        1,763          794        1,746        1,586        1,705
     Other                                                      42           43           46           50           67
                                                     ------------------------------------------------------------------
       Total                                                11,803       10,640       11,185       10,870       10,429
                                                     ==================================================================
-----------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                           290,348      288,387      286,315      284,154      281,653
     Commercial                                             49,489       48,962       48,593       48,196       47,595
     Industrial                                                705          711          703          695          706
     Other                                                     479          442          437          444          451
                                                     ------------------------------------------------------------------
       Total                                               341,021      338,502      336,048      333,489      330,405
                                                     ==================================================================
-----------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     System capacity at time of peak demand (MW):
          Company-owned                                      1,858        1,892        1,864        1,873        1,741
          Firm purchases and sales (net)                       241          232          232          207          280
                                                     ------------------------------------------------------------------
            Total                                            2,099        2,124        2,096        2,080        2,021
                                                     ==================================================================
     Maximum peak hour demand (MW)                           1,965        1,854        1,833        1,824        1,780
     Sources of electric energy (000s MWH):
          Steam                                              6,417        5,499        4,936        5,759        5,509
          Nuclear                                            2,682        2,904        2,753        2,611        2,876
          Purchases                                          3,385        2,789        4,177        3,013        2,647
          Other                                                199          164           44           24           22
                                                     ------------------------------------------------------------------
            Total                                           12,683       11,356       11,910       11,407       11,054
                                                     ==================================================================
     Revenue per KWH from ultimate customers (in
     cents)                                                   5.83         5.79         5.62         5.59         5.67
-----------------------------------------------------------------------------------------------------------------------


Wisconsin Power and Light Company

-----------------------------------------------------------------------------------------------------------------------------
                                                                 1998         1997         1996         1995          1994
-----------------------------------------------------------------------------------------------------------------------------
Electric Operating Information
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                               $198,770     $199,633     $201,690      $199,850     $194,242
     Commercial                                                 108,724      107,132      105,319       102,129      101,382
     Industrial                                                 162,771      152,073      143,734       140,562      140,487
                                                           ------------------------------------------------------------------
       Total from ultimate customers                            470,265      458,838      450,743       442,541      436,111
     Sales for resale                                           128,536      160,917      131,836        97,350       86,400
     Other                                                       15,903       14,388        6,903         6,433        9,236
                                                           -----------------------------------------------------------------
       Total                                                    614,704     $634,143     $589,482      $546,324     $531,747
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Electric Sales (000s MWH) :
     Residential                                                  2,964        2,974        2,980         2,938        2,777
     Commercial                                                   1,898        1,878        1,814         1,773        1,688
     Industrial                                                   4,493        4,256        3,986         3,873        3,765
                                                           ------------------------------------------------------------------
       Total from ultimate customers                              9,355        9,108        8,780         8,584        8,230
     Sales for resale                                             4,492        5,824        5,246         3,109        2,574
     Other                                                           59           60           57            54           55
                                                           ------------------------------------------------------------------
       Total                                                     13,906       14,992       14,083        11,747       10,859
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Customers (End of Period):
     Residential                                                350,334      343,637      336,933       329,643      322,924
     Commercial                                                  47,857       46,823       45,669        44,730       43,793
     Industrial                                                     909          855          815           795          776
     Other                                                        1,860        1,875        1,820         1,342        1,298
                                                           ------------------------------------------------------------------
       Total                                                    400,960      393,190      385,237       376,510      368,791
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Other Selected Electric Data:
     System capacity at time of peak demand (MW):
          Company-owned                                           2,345        2,337        2,300         2,176        2,193
          Firm purchases and sales (net)                            181          145           68            57           40
                                                           ------------------------------------------------------------------
            Total                                                 2,526        2,482        2,368         2,233        2,233
                                                           ==================================================================
     Maximum peak hour demand (MW)                                2,292        2,253        2,124         2,197        2,002
     Sources of electric energy (000s MWH):
          Steam                                                   8,916        8,587        8,687         8,323        7,821
          Nuclear                                                 1,519          970        1,301         1,555        1,625
          Purchases                                               3,923        5,744        4,494         2,227        1,786
          Other                                                     288          355          303           308          252
                                                           -------------------------------------------------------------------
            Total                                                14,646       15,656       14,785        12,413       11,484
                                                           ==================================================================

     Revenue per KWH from ultimate customers (in cents)            5.03         5.04         5.13          5.16         5.30
-----------------------------------------------------------------------------------------------------------------------------

GAS UTILITY OPERATIONS

General

As of December 31, 1998, IESU provided retail natural gas service to approximately 179,000 customers in approximately 212 communities in Iowa. As of December 31, 1998, WP&L provided retail natural gas service to approximately 159,000 customers in 233 communities in southern and central Wisconsin and one county in northern Illinois. IPC provides natural gas service in 14 counties located in northern and northeastern Iowa, southern Minnesota and northwestern Illinois. As of December 31, 1998, IPC provided retail natural gas service to approximately 50,000 customers in 41 communities.

The percentages of utility operating revenues and utility operating income from gas utility operations for each individual company for the year ended December 31, 1998 were as follows:

                                    Percent of        Percent of
                                     Operating        Operating
                                     Revenues           Income
                                   -------------     -------------
                      IESU             17.5%              4.9%
                      WP&L             15.3               3.9
                      IPC              12.0              10.5

The gas sales of IESU, WP&L and IPC follow a seasonal pattern. There is an annual base load of gas used for heating, cooking, water heating and other purposes, with a large peak occurring during the winter heating season.

IESU Gas Supplies

Contracts with the pipelines subsequent to FERC Order 636 are comprised primarily of firm transportation, firm storage and no-notice service. Firm transportation contracts grant IESU access to firm pipeline capacity which is used to transport gas supplies from non-pipeline suppliers and from leased storage on peak days. Firm storage service allows IESU to purchase gas during off-peak periods and place this gas in an account with the pipelines. When the gas is needed for peak day deliveries, IESU requests and the pipelines deliver the gas back on a firm basis. No-notice service grants IESU the right to take more or less gas than is actually scheduled up to the level of no-notice service. No-notice service takes the form of transportation balancing or storage service depending on the pipeline.

IESU's firm transportation contract portfolio provides a maximum daily delivery capability of 278,852 dekatherms (Dth) per day of natural gas as follows:

         Northern Natural         Natural Gas Pipeline
           Gas Company                Co. of America
              (NNG)                      (NGPL)              ANR Pipeline (ANR)
         ----------------         --------------------       -----------------
           143,996 Dth                 74,119 Dth                60,737 Dth

Gas supply is purchased from a variety of non-pipeline suppliers located in the United States and Canada having access to virtually all major natural gas producing regions. IESU has firm gas supply agreements with various non-pipeline suppliers. These gas supply contracts have expiration dates ranging from three months to almost three years. IESU's tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale.

Refer to Note 12(b) of IESU's "Notes to Consolidated Financial Statements" for a discussion of IESU's purchase gas commitments.

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

In providing gas commodity service to retail gas customers, WP&L administers a diversified portfolio of transportation contracts with ANR and NNG allowing access to gas supplies located in the United States and Canada. WP&L's transportation contracts provide a maximum daily delivery capability of 242,580 Dth per day of natural gas as follows:

             ANR                   NNG             Non-Traditional
             ---                   ---             ---------------
           122,124 Dth          75,056 Dth            45,400 Dth

Two non-traditional arrangements provide WP&L with gas delivered directly to its "city gate" using the vendors' transportation contract with the interstate pipelines serving WP&L.

WP&L's contracts also allow access to gas stored in underground storage fields in the states of Michigan, New Mexico and Oklahoma. Gas purchased in the summer and delivered in the winter comprise approximately 24% of WP&L's annual gas requirements.

WP&L maintains purchase agreements with over 50 suppliers of natural gas from all gas producing regions of the U.S. and Canada. These include six contracts providing for long-term gas deliveries (i.e., with terms ranging from six months to ten years). In addition to its direct purchase and sales of natural gas, WP&L provided transportation service to 185 customers who purchased their own gas, pursuant to WP&L's transportation tariffs. Refer to Note 12(b) of WP&L's "Notes to Consolidated Financial Statements" for a discussion of WP&L's purchase gas commitments.

IPC Gas Supplies

Contracts with the pipelines subsequent to FERC Order 636 are comprised primarily of firm transportation, firm storage and firm no-notice service. IPC purchases pipeline transportation capacity from NNG, NGPL and Northern Border Pipeline Company (NBPL). During 1998, IPC purchased natural gas supplies from non-pipeline suppliers at market responsive rates. FERC continues to approve the tariffs of NNG, NGPL, and NBPL regarding transportation capacity and storage rates, subject to change as rate cases are filed.

IPC's portfolio of firm transportation contracts provide a maximum daily delivery capability of 79,745 Dth per day of natural gas as follows:

             NNG                          NGPL
             ---                          ----
          51,995 Dth                   27,750 Dth

IPC maintains gas supply agreements with various non-pipeline suppliers from all gas producing areas of the U. S. and Canada. These include two long-term contracts for gas deliveries up to two years. Gas is supplied by producers, marketers and brokers, as well as from storage services, to meet the peak heating season requirements.

IPC owns propane-air mix gas plants in Albert Lea, Minnesota and Clinton and Mason City, Iowa. The daily output capacities are: 2,500 Dth, 4,000 Dth and 4,800 Dth, respectively.

IPC's tariffs provide for subsequent adjustments to its natural gas rates for changes in the cost of natural gas purchased for resale.

IESU's, WP&L's and IPC's gas supply commitments are all index-based.

Gas Environmental Matters

Refer to Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of gas environmental matters.


Interstate Energy Corporation

------------------------------------------------------------------------------------------------------------------------------
                                                                  1998         1997         1996          1995         1994
------------------------------------------------------------------------------------------------------------------------------
Gas Operating Information (Utility Only)
------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (000s):
     Residential                                                $175,603     $225,542      $216,268     $179,761     $179,694
     Commercial                                                   85,842      115,858       108,187       87,951       92,082
     Industrial                                                   20,204       27,393        27,569       30,462       40,427
     Transportation and other                                     13,941       25,114        23,931       21,952       12,396
                                                            ------------------------------------------------------------------
       Total                                                    $295,590     $393,907      $375,955     $320,126     $324,599
                                                            ==================================================================
------------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                  28,378       33,894        37,165       33,827       32,447
     Commercial                                                   17,760       21,142        22,613       20,599       20,219
     Industrial                                                    5,507        6,217         6,856        6,381        8,709
     Transportation and other                                     52,389       56,719        55,240       54,267      42,730
                                                            ------------------------------------------------------------------
       Total                                                     104,034      117,972       121,874      115,074      104,105

                                                            ==================================================================
------------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation and Other):
     Residential                                                 342,586      337,956       331,919      326,005      319,628
     Commercial                                                   43,825       43,316        42,658       42,095       41,496
     Industrial                                                      982          963         1,022        1,059        1,058
                                                            ------------------------------------------------------------------
       Total                                                     387,393      382,235       375,599      369,159      362,182
                                                            ==================================================================
------------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
            (excluding transportation and other)                   $5.45        $6.02         $5.28        $4.90        $5.09
     Purchased gas costs per dekatherm sold
            (excluding transportation and other)                   $3.22        $4.23         $3.61        $3.31        $3.70
------------------------------------------------------------------------------------------------------------------------------




IES Utilities Inc.

----------------------------------------------------------------------------------------------------------------------------
                                                                1998         1997         1996         1995          1994
----------------------------------------------------------------------------------------------------------------------------
Gas Operating Information
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                               $86,821     $110,663      $97,708       $84,562      $82,795
     Commercial                                                 39,928       54,383       46,966        40,390       40,912
     Industrial                                                 10,422       13,961       12,256         8,790       12,515
     Transportation and other                                    4,108        4,510        3,934         3,550        2,811
                                                          ------------------------------------------------------------------
       Total                                                  $141,279     $183,517     $160,864      $137,292     $139,033
                                                          ==================================================================
----------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                13,803       16,317       17,680        16,302       15,766
     Commercial                                                  8,272        9,602       10,323         9,534        9,298
     Industrial                                                  3,089        3,318        3,796         3,098        4,010
     Transportation and other                                   11,316       10,321       10,341        10,871        8,901
                                                          ------------------------------------------------------------------
       Total                                                    36,480       39,558       42,140        39,805       37,975
                                                          ==================================================================
---------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation and Other):
     Residential                                               157,135      155,859      154,457       152,873      151,367
     Commercial                                                 21,530       21,431       21,364        21,193       21,053
     Industrial                                                    398          399          417           404          409
                                                          ------------------------------------------------------------------
        Total                                                  179,063      177,689      176,238       174,470      172,829
                                                          ==================================================================
----------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
          (excluding transportation and other)                   $5.45        $6.12        $4.94         $4.62        $4.69
     Purchased gas cost per dekatherm sold
          (excluding transportation and other)                   $3.36        $4.33        $3.27         $3.15        $3.28
----------------------------------------------------------------------------------------------------------------------------



Wisconsin Power and Light Company
                                                                               Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                 1998         1997         1996         1995          1994
-----------------------------------------------------------------------------------------------------------------------------
Gas Operating Information
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (000s):
     Residential                                                $65,173      $84,513      $90,382       $70,382      $71,555
     Commercial                                                  33,898       45,456       46,703        35,411       38,516
     Industrial                                                   5,896        8,378       11,410        17,984       22,629
     Transportation and other                                     6,770       17,536       17,132        15,388        6,946
                                                           ------------------------------------------------------------------
       Total                                                   $111,737     $155,883     $165,627      $139,165     $139,646
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Gas Sales (000s Dekatherms):
     Residential                                                 10,936       12,770       14,297        12,690       11,956
     Commercial                                                   7,285        8,592        9,167         8,245        8,128
     Industrial                                                   1,422        1,714        1,997         2,144        3,113
     Transportation and other                                    12,948       17,595       18,567        16,870        9,279
                                                           ------------------------------------------------------------------
       Total                                                     32,591       40,671       44,028        39,949       32,476
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Customers at End of Period (Excluding Transportation and Other):
     Residential                                                141,065      137,827      133,580       129,576      124,938
     Commercial                                                  17,058       16,653       16,083        15,724       15,270
     Industrial                                                     506          488          529           566          561
                                                           ------------------------------------------------------------------
       Total                                                    158,629      154,968      150,192       145,866      140,769
                                                           ==================================================================
-----------------------------------------------------------------------------------------------------------------------------
Other Selected Gas Data:
     Revenue per dekatherm sold
           (excluding transportation and other)                   $5.34        $6.00        $5.83         $5.36        $5.72
     Purchased gas cost per dekatherm sold
           (excluding transportation and other)                   $3.13        $4.30        $4.12         $3.64        $3.82
-----------------------------------------------------------------------------------------------------------------------------

D. INFORMATION RELATING TO NONREGULATED OPERATIONS

A description of Alliant Energy Resources' businesses is as follows:

Alliant Energy Resources is a holding company whose wholly-owned subsidiaries include ISCO, International, Investments, Transportation, HPI and Capital Square. Alliant Energy Resources also has a 50% ownership interest in a joint venture with Cargill Incorporated, named Cargill-Alliant, to market electricity and risk management services to wholesale customers.

ISCO is a holding company for Alliant Energy Resources' industrial service companies whose primary wholly-owned subsidiaries include Whiting Petroleum Corporation (Whiting), Industrial Energy Applications, Inc. (IEA) and Heartland Environmental Holding Company (HEHC). Whiting is organized to purchase, develop and produce crude oil and natural gas. IEA offers commodities-based and facilities-based energy services for customers, including supplying natural gas and electricity, standby generation, cogeneration, steam production and propane air systems. IEA also provides energy consulting services for customers and owns a natural gas gathering system in Texas. HEHC is the holding company for environmental and engineering services activities. HEHC's primary subsidiary is RMT, Inc. (RMT). RMT is a Madison, Wisconsin based environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments. The most significant of these markets are chemical companies, pulp and paper processors, oil and gas providers, foundries and other manufacturers. RMT specializes in consulting on solid and hazardous waste management, ground water quality protection, industrial design and hygiene engineering, and air and water pollution control.

International is a holding company for Alliant Energy Resources' international investments whose wholly-owned subsidiaries include Alliant International New Zealand Limited (New Zealand), Grandelight Holding Ltd. (Grandelight), Interstate Energy Corporation Pte Ltd. (IECP), Alliant Energy Brazil, Inc. (Brazil) and Alliant Energy de Mexico L.L.C. (Mexico). New Zealand has equity investments in several New Zealand utility entities. Grandelight has a 65% equity investment in Peak Pacific Investment Company PTE Ltd. (Peak Pacific). Peak Pacific has been formed to develop investment opportunities in generation infrastructure projects in China. IECP has a 50% equity investment in two individual cogeneration facilities in China. Brazil and Mexico have been formed for the purposes of potential investments in these two respective countries.

Investments is a holding company whose primary wholly-owned subsidiaries include Iowa Land and Building Company (Iowa Land) and Village Lakeshares, Inc. (Lakeshares). Iowa Land is organized to pursue real estate and economic development activities in IESU's service territory. Lakeshares is a holding company for resort properties in Iowa. Investments also has direct and indirect equity interests in various real estate ventures, primarily concentrated in Cedar Rapids, and holds other passive investments including an equity interest in McLeodUSA Inc. (McLeod). At December 31, 1998, IEC's investment in the stock of McLeod, a telecommunications company, was valued at $320.3 million (based on a December 31, 1998 closing price of $31.25 per share and compared to a cost basis of $29.1 million). Refer to Note 5 of the "Notes to Consolidated Financial Statements" for a further discussion of the McLeod investment.

Transportation is a holding company whose wholly-owned subsidiaries include the Cedar Rapids and Iowa City Railway Company (CRANDIC) and IES Transfer Services Inc. (Transfer). CRANDIC is a short-line railway which renders freight service between Cedar Rapids and Iowa City. Transfer's operations include transloading and storage services. Transportation also has a 75% equity investment in IEI Barge Services, Inc. (Barge) which provides barge terminal and hauling service on the Mississippi River.

HPI, formed in 1988, is responsible for performing asset management, facilitating the development of and financing of high quality, affordable housing in Wisconsin and the Midwest. HPI has a majority ownership interest in 60 such properties.

Capital Square was incorporated in 1992 to provide mortgage banking services to facilitate HPI's development and financing efforts in the affordable housing market.

ITEM 2.  PROPERTIES

WP&L

WP&L's principal electric generating stations at December 31, 1998, were as follows:

                    Name and Location                          Major Fuel              1998 Summer Capability
                        of Station                                Type                      in Kilowatts
-----------------------------------------------------------   --------------    --------------------------------------
    Kewaunee Nuclear Power Plant, Kewaunee, WI                Nuclear                                   204,200   (1)

    Rock River Generating Station, Janesville, WI             Coal                   164,000
    Nelson Dewey Generating Station, Cassville, WI            Coal                   226,000
    Edgewater Generating Station #3, Sheboygan, WI            Coal                    76,000
    Edgewater Generating Station #4, Sheboygan, WI            Coal                   237,300  (2)
    Edgewater Generating Station #5, Sheboygan, WI            Coal                   306,000  (3)
    Columbia Energy Center, Portage, WI                       Coal                   494,400  (4)
                                                                                -------------
          Total Coal                                                                                  1,503,700

    Blackhawk Generating Station, Beloit, WI                  Gas                     58,000
    Rock River Combustion Turbine, Janesville, WI             Gas and Oil            148,000
    South Fond du Lac Combustion Turbine
        Units 2 and 3, Fond du Lac, WI                        Gas and Oil            169,000
    Sheepskin Combustion Turbine, Edgerton, WI                Gas and Oil             37,000
                                                                                -------------
          Total Gas and Oil                                                                             412,000

    Kilbourn Hydro Plant, Wisconsin Dells, WI                 Hydro                    9,000
    Prairie du Sac Hydro Plant, Prairie du Sac, WI            Hydro                   30,000
    Petenwell/Castle Rock Hydro Plants,
        Wisconsin Rapids, WI                                  Hydro                   13,300  (5)
    Shawano Hydro, Shawano, WI                                Hydro                      409
                                                                                -------------
          Total Hydro                                                                                    52,709
                                                                                                    -------------

        Total generating capability                                                                   2,172,609
                                                                                                    =============

        (1) Represents  WP&L's  41%  ownership   interest  in  this  498,000  Kw
            generating station. The plant is operated by WPSC.
        (2) Represents  WP&L's  68.2%  ownership  interest  in this  348,000  Kw generating station. The plant is operated by WP&L.
        (3) Represents  WP&L's  75%  ownership   interest  in  this  408,000  Kw
            generating station. The plant is operated by WP&L.
        (4) Represents  WP&L's  46.2%  ownership  interest in this  1,070,000 Kw generating station. The plant is operated by WP&L.
        (5) Represents  WP&L's 33.3% ownership  interest in this 40,000 Kw hydro plant. The plant is operated by Wisconsin River Power Company.

WP&L owns 2,771 miles of electric transmission lines and 375 substations located adjacent to the communities served, of which substantially all are in Wisconsin. Substantially all of WP&L's facilities are subject to the lien of its First Mortgage Bond indenture and are suitable for their intended use.

IESU

IESU's principal electric generating stations at December 31, 1998, were as follows:

                    Name and Location                          Major Fuel              1998 Summer Capability
                        of Station                                Type                      in Kilowatts
-----------------------------------------------------------   -------------     --------------------------------------
    Duane Arnold Energy Center, Palo, Iowa                    Nuclear                                   364,000   (1)

    Ottumwa Generating Station, Ottumwa, Iowa                 Coal                   324,000  (2)
    Prairie Creek Station, Cedar Rapids, Iowa                 Coal                   212,500
    Sutherland Station, Marshalltown, Iowa                    Coal                   139,000
    Sixth Street Station, Cedar Rapids, Iowa                  Coal                    65,000
    Burlington Generating Station, Burlington, Iowa           Coal                   200,000
    George Neal Unit 3, Sioux City, Iowa                      Coal                   144,200  (3)
                                                                                -------------
          Total Coal                                                                                  1,084,700

    Peaking Turbines, Marshalltown, Iowa                      Oil                    216,400
    Centerville Combustion Turbines, Centerville, Iowa        Oil                     62,000
    Diesel Stations, all in Iowa                              Oil                      8,300
                                                                                -------------
          Total Oil                                                                                     286,700

    Grinnell Station, Grinnell, Iowa                          Gas                     30,000
    Agency Street Combustion Turbines,
        West Burlington, Iowa                                 Gas                     76,700
    Burlington Combustion Turbines, Burlington, Iowa          Gas                     68,000
    Red Cedar Combustion Turbine, Cedar Rapids, IA            Gas                     22,700
                                                                                -------------
          Total Gas                                                                                     197,400
                                                                                                    -------------

        Total generating capability                                                                   1,932,800
                                                                                                    =============

        (1) Represents  IESU's  70%  ownership   interest  in  this  520,000  Kw
            generating station. The plant is operated by IESU.
        (2) Represents  IESU's  48%  ownership   interest  in  this  675,000  Kw
            generating station. The plant is operated by IESU.
        (3) Represents  IESU's  28%  ownership   interest  in  this  515,000  Kw
            generating station which is operated by MidAmerican Energy Company.

The transmission lines of IESU, operating from 34,000 to 345,000 volts, approximated 4,440 circuit miles (substantially all located in Iowa). IESU owned 580 substations (substantially all located in Iowa).

IESU's principal properties are suitable for their intended use and are held subject to liens of indentures relating to its bonds.

IPC

IPC's principal electric generating stations at December 31, 1998, were as follows:

                    Name and Location                          Major Fuel              1998 Summer Capability
                        of Station                                Type                      in Kilowatts
-----------------------------------------------------------   --------------    --------------------------------------
    Dubuque Units 2, 3 and 4, Dubuque, IA                     Coal                    78,000
    M. L. Kapp Plant Units 1 and 2, Clinton, IA               Coal                   235,000
    Lansing Units 1, 2, 3 and 4, Lansing, IA                  Coal                   320,000
    Fox Lake Plant Units 1, 2 and 3, Sherburn, MN             Coal                   108,000
    George Neal Unit 4, Sioux City, IA                        Coal                   141,900  (1)
    Louisa Unit 1, Louisa, IA                                 Coal                    28,400  (2)
                                                                                -------------
          Total Coal                                                                                    911,300

    Montgomery Unit 1, Montgomery, MN                         Gas                     22,200
    Fox Lake Plant Unit 4, Sherburn, MN                       Gas                     21,300
    Lime Creek Plant Units 1 and 2, Mason City, IA            Gas                     70,000
                                                                                -------------
          Total Gas                                                                                     113,500

    Dubuque Units 1 and 2, Dubuque, IA                        Oil                      4,600
    Hills Units 1 and 2, Hills, MN                            Oil                      4,000
    Lansing Units 1 and 2, Lansing, IA                        Oil                      2,000
    New Albin Unit 1, New Albin, IA                           Oil                        700
                                                                                -------------
          Total Oil                                                                                      11,300
                                                                                                    -------------

        Total generating capability                                                                   1,036,100
                                                                                                    =============

        (1) Represents IPC's 21.5% ownership interest in this 660,000 Kw generating station. The plant is operated by MidAmerican Energy
            Company.
        (2) Represents IPC's 4% ownership interest in this 710,000 Kw generating station. The plant is operated by MidAmerican Energy Company.

IPC owns 2,598 miles of electric transmission lines and 224 substations located in Iowa, Illinois and Minnesota. Substantially all of IPC's facilities are subject to the lien of its bond indenture securing IPC's outstanding First Mortgage Bonds and are suitable for their intended use.

Alliant Energy Resources

Alliant   Energy   Resources   owns   property   which   primarily    represents
transportation, energy-related, affordable housing project developments and real estate properties.

ITEM 3.  LEGAL PROCEEDINGS

IEC

On April 17, 1998, MG&E and Citizens Utility Board appealed the decision of the Securities and Exchange Commission (SEC) approving the Merger, Madison Gas and Electric Company and Citizens Utility Board v. Securities and Exchange Commission. On May 15, 1998, IEC moved to intervene in this appeal and the United States Court of Appeals for the District of Columbia District granted the motion. Briefs were filed with the court and oral arguments were held on January 13, 1999. The court issued its decision on March 16, 1999 upholding the SEC's decision in approving the Merger and denying the petition for review.

IESU

On October 9, 1996, IES filed a civil suit in the Iowa District Court in and for Linn County against Lambda Energy Marketing Company, L.C., Robert Latham, Louie Ervin, and David Charles (three former employees of IES and/or its subsidiaries), collectively the "Defendants", alleging, inter alia, violations of Iowa's trade secret act and interference with existing and prospective business advantage. On November 1, 1996, the Defendants filed their Answer and Counterclaims alleging, inter alia, violation of Iowa competition law, tortious interference and commercial disparagement. The Defendants therewith also filed a Third-Party Petition against IESU, IEA and Lee Liu, then Chairman of the Board and Chief Executive Officer of IES and IESU, alleging, inter alia, tortious interference and commercial disparagement. The case was dismissed by mutual consent on December 31, 1998.

IESU is in discussions with environmental regulators regarding certain environmental permit issues. For a discussion of these matters, see Item 7. MD&A, "Other Matters - Environmental," which information is incorporated herein by reference.

IPC

IPC is in discussions with environmental regulators regarding various issues at generating facilities in Clinton, Iowa, Dubuque, Iowa and Lansing, Iowa. For a discussion of these matters, see Item 7. MD&A, "Other Matters Environmental," which information is incorporated herein by reference.

Environmental Matters

The information required by Item 3 is included in Item 8. "Notes to Consolidated Financial Statements," Note 12 and "Other Matters - Environmental" in Item 7. MD&A, which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 is included in "Liquidity and Capital Resources - Rates and Regulatory Matters" in Item 7. MD&A, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IEC's common stock trades on the New York Stock Exchange under the symbol "LNT." Quarterly price ranges and dividends with respect to IEC's common stock were as follows (amounts for periods prior to the consummation of the Merger represent data for WPL Holdings, Inc.):

                                 1998                                             1997
               ------------------------------------------      -------------------------------------------
    Quarter       High            Low          Dividend           High            Low           Dividend
    -------       ----            ---          --------           ----            ---           --------
 First           $33 7/8          $31 1/2         $0.50          $28 7/8         $27 3/8          $0.50
 Second           35 3/8           29 5/8          0.50           28 1/4          26 3/4           0.50
 Third            32 1/8           28              0.50           29              27               0.50
 Fourth           34               29 3/4          0.50           34 7/16         28 3/8           0.50
               ===========     ===========    ============     ===========     ===========     ===========
 Year            $35 3/8          $28             $2.00          $34 7/16        $26 3/4          $2.00
               ===========     ===========    ============     ===========     ===========     ===========

Stock price at December 31, 1998:  $32 1/4

Although IEC's practice has been to pay common stock dividends quarterly, the timing of payment and amount of future dividends are necessarily dependent upon earnings, financial requirements and other factors.

At December 31, 1998, there were approximately 76,943 holders of record of IEC's stock including underlying holders in IEC's Shareowner Direct Plan.

IEC is the sole common shareowner of all 13,370,788 shares of IESU Common Stock currently outstanding. During 1998, 1997 and 1996, IESU declared dividends on its common stock of $19 million, $56 million and $44 million, respectively, to its parent. IESU has the right under the terms of its Subordinated Deferrable Interest Debentures, so long as an Event of Default (as defined therein) has not occurred and is not continuing, to extend the interest payment period at any time and from time to time on the Subordinated Deferrable Interest Debentures to a period not exceeding 20 consecutive quarters. If IESU exercises its right to extend the interest payment period, IESU may not, during any such extended interest payment period, declare or pay dividends on, or redeem, purchase or acquire, or make any liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect to the foregoing. IESU does not intend to exercise its right to extend the interest payment period.

IEC is the sole common shareowner of all 13,236,601 shares of WP&L common stock currently outstanding. During 1998, 1997 and 1996, WP&L paid dividends on its common stock of $58 million, $58 million and $66 million, respectively, to its parent. Under rate order UR-110, the PSCW ordered that it must approve the payment of dividends by WP&L to IEC that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to IEC since the rate order was issued have not exceeded the level forecasted in the rate order.

On December 29, 1998, IEC issued 260,039 shares of IEC common stock to Alan R. Staab in exchange for all the issued and outstanding common stock of Golden Gas Production Company. The common stock issued by IEC was issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Interstate Energy Corporation

----------------------------------------------------------------------------------------------------------------------------
                                                              1998*        1997**       1996**       1995**        1994**
----------------------------------------------------------------------------------------------------------------------------
Financial Information
 (Dollars in thousands except for per share data)
----------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
     Operating revenues                                     $2,130,874   $2,300,627   $2,232,840    $1,976,807   $1,889,231
     Operating expenses                                      1,847,572    1,964,244    1,867,401     1,611,875    1,575,723
     Operating income                                          283,302      336,383      365,439       364,932      313,508
     Income from continuing operations                          96,675      144,578      157,088       159,157      147,064
     Discontinued operations                                         -            -       (1,297)      (13,186)      (1,174)
     Net income                                                 96,675      144,578      155,791       145,971      145,890
----------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
     Weighted average common shares outstanding (000s)          76,912       76,210       75,481        74,680       73,751
     Return on average common equity (1)                          6.0%         9.5%        11.0%         10.5%        10.7%
     Per Share Data:
          Income from continuing operations                      $1.26        $1.90        $2.08         $2.13        $1.99
          Discontinued operations                                    -            -       ($0.02)       ($0.18)      ($0.01)
          Earnings per average common share (basic and
             diluted)                                            $1.26        $1.90        $2.06         $1.95        $1.98
          Dividends declared per common share (2)                $2.00        $2.00        $1.97         $1.94        $1.92
          Book value at year-end (1)                            $20.69       $21.24       $18.91        $18.70       $18.60
          Market value at year-end (2)                          $32.25       $33.13       $28.13        $30.63       $27.38
----------------------------------------------------------------------------------------------------------------------------
Other Selected Financial Data:
     Construction and acquisition expenditures                $372,058     $328,040     $412,274      $375,184     $390,875
     Total assets at year-end (1)                           $4,959,337   $4,923,550   $4,639,826    $4,476,406   $4,269,637
     Long-term obligations, net                             $1,713,649   $1,604,305   $1,444,355    $1,357,755   $1,358,258
     Times interest earned before income taxes                   2.25X        2.90X        3.38X         3.36X        3.43X
     Capitalization Ratios:
          Common stock (1)                                         49%          51%          52%           51%          51%
          Preferred and preference stock                            4%           3%           4%            4%           4%
          Long-term debt                                           47%          46%          44%           45%          45%
                                                          ------------------------------------------------------------------
            Total                                                 100%         100%         100%          100%         100%
                                                          ==================================================================

----------------------------------------------------------------------------------------------------------------------------

* The 1998 financial results reflect the recording of $54 million of pre-tax merger-related charges.

** Financial results have been restated to reflect a change in accounting method for IEC's oil and gas properties implemented in the third quarter of 1998 from the full cost method to the successful efforts method. Refer to IEC's Note 1(i) of the "Notes to Consolidated Financial Statements" for additional information regarding the restatement.

(1) In the third quarter of 1997, IEC began adjusting the carrying value of its investments in McLeodUSA Inc. to its estimated fair value, pursuant to the applicable accounting rules. At December 31, 1998, the adjustment reflected an an unrealized gain of approximately $291 million with a net of tax increase to common equity of $170 million.

(2) Represents data for WPL Holdings, Inc. for periods prior to the consummation of the Merger.



IES Utilities Inc.
                                                                          Year Ended December 31,
                                                  1998             1997             1996            1995            1994
                                              --------------------------------------------------------------------------------
                                                                               (in thousands)
Operating revenues                              $  806,930       $  813,978      $  754,979      $  709,826      $  685,366
Earnings available for common stock                 60,996           57,879          62,815          58,364          60,296
Cash dividends declared on common stock             18,840           56,000          44,000          43,000          52,000
Total assets                                     1,788,978        1,768,929       1,765,044       1,697,803       1,634,733
Long-term obligations, net                         677,804          688,719         560,199         517,538         530,275

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

Wisconsin Power and Light Company


                                                                         Year Ended December 31,
                                                   1998            1997            1996             1995           1994
                                              -------------------------------------------------------------------------------
                                                                              (in thousands)
Operating revenues                              $  731,448      $  794,717      $  759,275       $  689,672      $  687,811
Earnings available for common stock                 32,264          67,924          79,175           75,342          68,185
Cash dividends declared on common stock             58,341          58,343          66,087           56,778          55,911
Total assets                                     1,685,150       1,664,604       1,677,814        1,641,165       1,585,124
Long-term obligations, net                         471,554         420,414         370,634          375,574         393,513

The 1998 financial results reflect the recording of $17 million of pre-tax merger-related charges.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (MD&A)

                                     MERGER

On April 21, 1998, IES Industries Inc. (IES), WPL Holdings, Inc. (WPLH) and Interstate Power Company (IPC) completed a three-way merger (Merger) forming Interstate Energy Corporation (IEC). IEC is currently doing business as Alliant Energy Corporation. As a result of the Merger, the first tier subsidiaries of IEC include: Wisconsin Power and Light Company (WP&L), IES Utilities Inc.
(IESU), IPC, Alliant Energy Resources, Inc. (Alliant Energy Resources) and Alliant Energy Corporate Services, Inc. (Alliant Energy Corporate Services) (the subsidiary formed to provide administrative services as required under the Public Utility Holding Company Act of 1935 (PUHCA)). Among various other regulatory constraints, IEC is operating as a registered public utility holding company subject to the limitations imposed by PUHCA.

As part of the approval process for the Merger, IEC agreed to various rate freezes and rate caps implemented in certain jurisdictions for periods not to exceed four years commencing on the effective date of the Merger (see "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion).

This MD&A includes information relating to IEC, IESU and WP&L (as well as IPC and Alliant Energy Resources). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The financial results described below reflect the consummation of the Merger accounted for as a pooling of interests.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, IEC, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of IEC's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of IEC to successfully integrate the operations of the parties to the Merger and unanticipated costs associated therewith, unanticipated difficulties in achieving expected synergies from the Merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by IEC, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries IEC has investments in and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

IEC competes in an ever-changing utility industry. Set forth below is an overview of this evolving marketplace.

Electric energy generation, transmission and distribution are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. As legislative, regulatory, economic and technological changes occur, electric utilities are facing increased numbers of alternative suppliers. Such competitive pressures could result in loss of customers and an incurrence of stranded costs (i.e., assets and other costs rendered unrecoverable as the result of competitive pricing). To the extent stranded costs cannot be recovered from customers, they would be borne by security holders.

Legislation which would allow customers to choose their electric energy supplier is expected to be introduced in Iowa and Minnesota in 1999. IEC does not currently expect similar legislation to be introduced in Wisconsin this year. Nationwide, 16 states (including Illinois and Michigan) have decided to provide for customer choice.

IEC realized 56%, 39%, 3% and 2% of its electric utility revenues in 1998, in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 87% of the electric revenues were regulated by the respective state commissions while the other 13% were regulated by the Federal Energy Regulatory Commission (FERC). IEC realized 58%, 36%, 3% and 3% of its gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively, during the same period.

IESU realized 100% of its electric and gas utility retail revenues in 1998 in Iowa. Approximately 93% of the electric revenues in 1998 were regulated by the Iowa Utilities Board (IUB) while the other 7% were regulated by the FERC.

WP&L realized 98% of its electric utility revenues in 1998 in Wisconsin and 2% in Illinois. Approximately 79% of the electric revenues in 1998 were regulated by the Public Service Commission of Wisconsin (PSCW) or the Illinois Commerce Commission (ICC) while the other 21% were regulated by the FERC. WP&L realized 96% of its gas utility revenues in 1998 in Wisconsin and 4% in Illinois.

Federal Regulation

WP&L, IESU and IPC are subject to regulation by the FERC. The National Energy Policy Act of 1992 addresses several matters designed to promote competition in the electric wholesale power generation market. In 1996, FERC issued final rules (FERC Orders 888 and 889) requiring electric utilities to open their transmission lines to other wholesale buyers and sellers of electricity. In March 1997, FERC issued orders on rehearing for Orders 888 and 889 (Orders 888-A and 889-A). In response to FERC Orders 888 and 888-A, Alliant Energy Corporate Services, on behalf of WP&L, IESU and IPC, filed an Open Access Transmission Tariff that complies with the orders. Upon receiving the final merger-related regulatory order, a compliance tariff was filed by Alliant Energy Corporate Services with the FERC. This filing was made to comply with the FERC's merger order. In response to FERC Orders 889 and 889-A, WP&L, IESU and IPC are participating in a regional Open Access Same-Time Information System.

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

IEC and the utility subsidiaries cannot predict the long-term consequences of these rules on their results of operations or financial condition.

In November 1998, IEC and Northern States Power Co. (NSP) announced plans to develop an independent transmission company (ITC) to provide electric transmission services to the Upper Midwest. The two companies are developing a relationship by which NSP will create an independent transmission entity that, in turn, will lease the transmission assets of IEC. The independent entity is expected to be publicly traded and have its own board of directors, management and employees. In February 1999, the Nebraska Public Power District signed an agreement with IEC and NSP to share information and discuss how they might participate in the proposed ITC.

IEC expects to file with the PSCW, FERC and Minnesota Public Utilities Commission (MPUC) in the second quarter of 1999 for permission to lease its transmission assets to the ITC. Filings will also be made at the IUB and ICC at a later time. The first FERC filing will also include a tariff designed to allow for open and economical delivery of electric power throughout the region. The tariff will be available to non-ITC participants as well as ITC members. Although no assurance can be given, IEC and NSP currently believe they can have the ITC established in the year 2000.

IEC had originally filed to participate in the Midwest Independent System Operator (Midwest ISO) which was conditionally approved by the FERC on September 16, 1998. However, as a result of the ITC announcement, IEC has withdrawn its Midwest ISO membership.

State Regulation

Iowa

IESU and IPC are subject to regulation by the IUB. The IUB has issued an order covering unbundling of natural gas rates for all Iowa customers. In the first quarter of 1999, the IUB conducted workshops concerning this unbundling as well as allowing choice of the supplier of the natural gas for the small volume natural gas customers. Inasmuch as gas is a flow-through cost item in Iowa, and IEC would retain the margins on the delivery of the natural gas, the impact on IEC of these potential changes is not expected to be material.

The IUB has been reviewing all forms of competition in the electric utility industry for several years. A group comprised of the IUB, IEC, MidAmerican Energy Company (MAEC), the rural electric cooperatives, the municipal utilities and Iowans for Choice in Electricity (a diverse group of industrial customers, marketers, such as Enron, and a low income customer representative, among others) has endorsed a bill that was agreed upon in February 1999. IEC expects the bill to be introduced in the Iowa Legislature in March 1999. The bill is opposed by the Office of Consumer Advocate, which is charged by Iowa law with representation of all consumers generally.

The bill would allow choice of electric suppliers for all customers on May 1, 2002. It would freeze IESU's and IPC's Iowa regulated prices at January 1999 levels. The IUB could not order any rate reductions subsequent to the bill's proposed effective date of June 1, 1999. It would allow, however, for investor-owned utilities to propose increases due to exogenous factors (for example, environmental compliance costs) in the generation cost component. Assigned service territories would be maintained for the delivery function. Delivery prices would be regulated, with the option available to propose performance based rate making. Prices for generation and other retail services would not be regulated, except for Standard Offer Service (SOS) pricing starting May 2002 for all residential customers and non-residential customers with annual usage of less than 25,000 kilowatt-hours (KWH). Pricing for SOS would initially be at levels equivalent to prices as they exist today. SOS would continue until at least December 31, 2005. The IUB would be able to terminate SOS if it were to determine several conditions exist, including, most importantly, that effective competition exists such that regulation is no longer necessary. If the IUB continues SOS past December 31, 2005, then prices would be based upon competitive bids. There are no price protections for non-residential customers with usage greater than 25,000 KWH annually, with the exception of transitional service. Transitional service would exist for no longer than one year, until May 1, 2003, at prices the IUB determines to be "just and reasonable." Currently existing automatic fuel adjustment clauses for recovery of fuel costs would be eliminated no later than May 2002. A "nuclear-only" fuel adjustment would be permitted with increased prices effective immediately if an electric company's nuclear plant is not operational due to exogenous factors.

Transition cost is the difference between the revenues that would have been collected pursuant to an electric company's revenue requirement existing as of January 1, 1999, and market prices for the period 2002 through 2005. These differences would be afforded 80% recovery in 2002, 70% in 2003, 60% in 2004 and 50% in 2005. Effective January 1, 2006, transition cost recovery would end. In lieu of accepting this transition cost recovery mechanism, an electric utility may elect to divest itself of its generation assets, including power supply contracts. In such case, the utility would be given an opportunity to be "made whole" for recovery of embedded costs with the possibility for shareowners to retain the amount realized from the sale of the assets beyond the sum of depreciated book value and unfunded decommissioning. A divestiture plan would be filed with the IUB no later than January 1, 2000, with IUB approval or modification by July 1, 2000. The utility would have until September 30, 2000, to revoke its election.

Costs of start-up, including computer systems and employee transition costs, would be recoverable over a ten-year period, as approved by the IUB. The difference between regulatory assets and liabilities would be fully recoverable as a delivery charge. Nuclear decommissioning costs would be fully recoverable.

IEC is unable to predict if this legislation will be enacted in 1999 or what modifications, if any, may be made to the proposed bill.

Wisconsin

WP&L is subject to regulation by the PSCW. The PSCW's inquiries into the future structure of the natural gas and electric utility industries are ongoing. The stated goal of the PSCW in the natural gas docket is "to accommodate competition but not create it." The PSCW has followed a measured approach to restructuring the natural gas industry in Wisconsin. The PSCW has determined that customer classes will be deregulated (i.e., the gas utility would no longer have an obligation to procure gas commodity for customers, but would still have a delivery obligation) in a step-wise manner, after each class has been demonstrated to have a sufficient number of gas suppliers available. A number of working groups have been established by the PSCW and these working groups are addressing numerous issues which need to be resolved before deregulation may proceed.

The short-term goals of the electric restructuring process are to ensure reliability of the state's electric system and development of a robust wholesale electric market. The longer-term goal is to establish prerequisite safeguards to protect customers prior to allowing retail customer choice.

The PSCW has issued an order outlining its policies and principles for Public Benefits (low-income assistance, energy efficiency, renewable generation and environmental research and development) including funding levels, administration of the funds and how funds should be collected from customers. The PSCW has proposed increasing annual funding levels primarily through utility rates by $50 to $75 million statewide.

In May 1998, the PSCW reactivated Docket No. 05-BU-101, with the objective of examining the degree of separation which should be required as a matter of policy between utility and non-utility activities involving the various state utilities. Hearings were held in the fourth quarter of 1998 but a final decision by the PSCW has not been issued yet. A future phase of the docket will investigate the standards of conduct that should govern relationships and transactions between a utility and its affiliates.

It is anticipated that there will be legislative proposals introduced in the 1999-2000 legislative session on issues dealing with restructuring, including affiliated interest, public benefits, competition and others. It is impossible to predict at this time the scope or the possibility of enactment of such proposals.

Minnesota

IPC is subject to regulation by the MPUC. The MPUC established an Electric Competition Working Group in April 1995. On October 28, 1997, the Working Group issued a report and recommendations on retail competition. The MPUC reviewed the report and directed its staff to develop an electric utility restructuring plan and timeline. It does not appear that any restructuring legislation will be passed in 1999.

Illinois

IPC and WP&L are subject to regulation by the ICC. In December 1997, the State of Illinois passed electric deregulation legislation requiring customer choice of electric suppliers for non-residential customers with loads of four megawatts or larger and for approximately one-third of all other non-residential customers starting October 1, 1999. All remaining non-residential customers will be eligible for customer choice beginning December 31, 2000 and all residential customers will be eligible for customer choice beginning May 1, 2002. The new legislation is not expected to have a significant impact on IEC's results of operations or financial condition given the relatively small size of IEC's Illinois operations.

Accounting Implications

Each of the utilities complies with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for nonregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71.

Positioning for a Competitive Environment

IEC and its subsidiaries cannot currently predict the long-term consequences of the competitive and restructuring issues described above on their results of operations or financial condition. The major objective is to allow the company to compete successfully in a competitive, deregulated utility industry. The strategy for dealing with these emerging issues includes seeking growth opportunities, forming strategic alliances with other energy-related businesses, continuing to offer quality customer service, initiating ongoing cost reductions and productivity enhancements and developing new products and services.

As competitive forces shape the energy-services industry, energy providers will face challenges to continued growth. Since consumption of electricity or natural gas is expected to grow only modestly within IEC's utility service territory, IEC has entered several markets that provide opportunities for new sources of earnings growth.

In addition to Alliant Energy Resources' existing businesses, IEC has launched four distinct platforms designed to meet customer needs throughout the Midwest, the nation and the world. These platforms include:

         Alliant  Energy   Industrial   Services,   a  provider  of  energy  and
         environmental services designed to maximize productivity for industrial and large commercial customers;

         Alliant Energy International, a partner in developing energy generation and infrastructure in growing markets throughout the world;

         Alliant Energy Retail Services, encompassing a wide array of products and services designed to meet the comfort, security and productivity needs of residential and small commercial customers; and

         Cargill-Alliant Energy, an energy-trading joint venture that combines the superior risk-management and commodity trading expertise of Cargill Incorporated (Cargill), one of the world's largest and most established commodity trading firms, with IEC's low-cost electric-generation and transmission business experience.

IEC believes that each of these four platforms provides unique prospects for growth both individually and collectively as the competitive energy-services marketplace evolves.

                            IEC RESULTS OF OPERATIONS

Overview

IEC's net income for each of the last three years was as follows:

                                                      1998            1997           1996
                                                      ----            ----           ----
Earnings excluding merger-related charges -
     Net income (in thousands)                      $131,264       $146,169       $159,250
     Earnings per share                                $1.71          $1.92          $2.11

Pre-tax merger-related charges (in thousands)        $54,045         $2,448         $5,670

Earnings as reported -
     Net income (in thousands)                       $96,675       $144,578       $155,791
     Earnings per share                                $1.26          $1.90          $2.06

The above financial information reflects the consummation of the Merger on April 21, 1998, as a pooling of interests. The merger-related charges were primarily for employee retirements and separations, the services of IEC's advisors, costs related to IEC's name change and other miscellaneous costs. IEC's utility operations reported net income of $109.5 million in 1998, $152.5 million for 1997 and $167.9 million in 1996. Excluding merger-related expenses, the utility earnings were approximately $140.7 million, $153.8 million and $170.8 million in 1998, 1997 and 1996, respectively. The decrease in utility earnings (excluding merger-related expenses) in 1998 resulted primarily from higher purchased-power and transmission costs at WP&L, a 15.7 percent decrease in retail natural gas sales largely due to milder weather conditions in 1998 compared to 1997, a $9 million regulatory asset write-off at IESU, increased expenses for Year 2000 readiness efforts, higher injuries and damages expenses and increased depreciation expenses. These decreases were partially offset by a 2 percent increase in retail electricity sales volumes, largely due to continued economic growth within IEC's service territory, lower purchased-power capacity costs at IESU and IPC, reduced employee pension and benefits costs, and lower costs in 1998 due to merger-related operating efficiencies. A loss incurred on the disposition of an investment in 1997 at IESU also enhanced the 1998 earnings compared to 1997.

IEC's nonregulated operations (Alliant Energy Resources) reported net losses of approximately $8.9 million, $4.0 million and $3.1 million in 1998, 1997 and 1996, respectively. Excluding merger-related expenses, the nonregulated operations net losses were approximately $6.3 million, $3.9 million and $2.6 million in 1998, 1997 and 1996, respectively. The decrease in 1998 earnings (excluding merger-related expenses) was due to lower oil and gas prices at Whiting Petroleum Corp. (Whiting), IEC's Denver-based oil and gas subsidiary, continuing expenses for new business development in international and domestic markets, higher interest expense to fund IEC's growth and the pursuit of other business opportunities, and a modest loss from IEC's electricity trading joint venture. A tax benefit realized in 1997 from a donation of securities to IEC's charitable foundation also contributed to the lower earnings in 1998 compared to 1997. Increased earnings from IEC's industrial services businesses as well as gains realized on asset sales partially offset these items.

The 1997 decrease in utility earnings was primarily due to increased operating expenses, higher interest expense, rate decreases implemented at WP&L and IPC in 1997, the loss on the investment disposition at IESU in 1997 and the recognition of a gain on the sale of a combustion turbine in 1996 at WP&L. Partially offsetting this decrease were increased retail electric sales and costs incurred in 1996 relating to the successful defense of a hostile takeover attempt of IES by MAEC.

The decrease in nonregulated earnings in 1997 was primarily due to lower earnings at Whiting, business development expenses in international and domestic growth areas and a 1996 gain on the sale of an investment in assisted living properties. Partially offsetting these items were improved performance in the energy marketing businesses and the 1997 tax benefit resulting from the donation of securities.

Electric Utility Operations

Electric margins and megawatt-hour (MWH) sales for IEC for 1998 and 1997 were as follows:

                                         Revenues and Costs                             MWHs Sold
                                           (in thousands)                            (in thousands)
                                    ------------------------------             ----------------------------
                                         1998            1997       Change         1998           1997       Change
                                    ---------------  ------------- ---------   -------------  ------------- ---------
Residential                              $ 519,687      $ 509,207      2%             6,674          6,699        -
Commercial                                 330,693        320,308      3%             5,095          4,996        2%
Industrial                                 477,241        455,912      5%            12,718         12,320        3%
                                    ---------------  -------------             -------------  -------------
   Total from ultimate customers         1,327,621      1,285,427      3%            24,487         24,015        2%
Sales for resale                           199,128        192,346      4%             7,189          6,768        6%
Other                                       40,693         37,980      7%               158            161       (2%)
                                    ---------------  -------------             -------------  -------------
   Total                                 1,567,442      1,515,753      3%            31,834         30,944        3%
                                                                               =============  ============= =========
Electric production fuels                  283,866        265,105      7%
Purchased-power                            255,332        256,306      -
                                    ---------------  -------------
   Margin                              $ 1,028,244      $ 994,342      3%
                                    ===============  ============= =========

Electric margins and MWH sales for IEC for 1997 and 1996 were as follows:


                                         Revenues and Costs                             MWHs Sold
                                           (in thousands)                            (in thousands)
                                    ------------------------------             ----------------------------
                                         1997            1996       Change         1997           1996       Change
                                    ---------------  ------------- ---------   -------------  ------------- ---------
Residential                             $  509,207      $ 494,649        3%           6,699          6,668        -
Commercial                                 320,308        308,480        4%           4,996          4,878        2%
Industrial                                 455,912        428,726        6%          12,320         11,666        6%
                                    ---------------  -------------             -------------  -------------
   Total from ultimate customers         1,285,427      1,231,855        4%          24,015         23,212        3%
Sales for resale                           192,346        181,365        6%           6,768          7,459       (9%)
Other                                       37,980         27,155       40%             161            161        -
                                    ---------------  -------------             -------------  -------------
   Total                                 1,515,753      1,440,375        5%          30,944         30,832        -
                                                                               =============  ============= =========
Electric production fuels                  265,105        246,638        7%

Purchased-power                            256,306        231,014       11%
                                    ---------------  -------------
   Margin                               $  994,342      $ 962,723        3%
                                    ===============  ============= =========

Electric margin increased $33.9 million, or 3%, and $31.6 million, or 3%, for 1998 and 1997, respectively. The increase for both periods was primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, reduced purchased-power capacity costs at IESU and IPC and higher sales volumes to ultimate customers. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Electric revenues included increased recoveries for energy efficiency program costs in Iowa of $25.8 million and $16.8 million for 1998 and 1997, respectively. The increased sales volumes were primarily due to continued economic growth within the IEC service territory. Weather normalized sales volumes (excluding off-system sales) increased approximately 2.4% in 1998 compared to an actual increase of 1.7%.

The 1998 increase in margin was partially offset by a lower margin at WP&L and rate decreases implemented at WP&L and IPC in 1997. The lower margin at WP&L, which was partially offset by an increase in retail sales, was also due to:

a) Purchased-power and transmission costs - such costs have increased significantly because of stricter reliability requirements and higher transmission costs due to system constraints in Wisconsin. Recovery of such increased costs in Wisconsin generally involves regulatory lag between the time of the cost increase and the time a rate increase is implemented. The PSCW granted WP&L an annual rate increase of $15 million in July 1998 related to these cost increases. In addition, WP&L made a filing with the PSCW in November 1998 seeking another rate increase for higher purchased-power and transmission costs. (Refer to "Rates and Regulatory Matters" for a further discussion of this filing). The effect of these 1998 cost increases was partially offset by WP&L's reliance on more costly purchased-power in the first six months of 1997 due to various power plant outages, particularly the Kewaunee Nuclear Power Plant (Kewaunee).

b) Lower off-system sales income - due to the transmission constraints, increased native demand, a more active bulk power market, which resulted in lower bulk power margins, and the implementation of a merger-related joint sales agreement (effective with the consummation of the Merger, the margins resulting from IEC's off-system sales are allocated among IESU, IPC and WP&L). Pursuant to rate making provisions, bulk power margins at IESU and IPC are returned to ratepayers through their fuel adjustment clauses.

An increase in off-system sales at WP&L in 1997 also contributed to the 1997 margin increase. The impact of the power plant outages at WP&L in 1997 and the rate decreases implemented at WP&L and IPC in 1997 partially offset the 1997 margin increase.

IESU's and IPC's electric tariffs include energy adjustment clauses (EAC) that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings (see Note 1(k) of the "Notes to Consolidated Financial Statements" for discussion of the EAC).

Gas Utility Operations

Gas margins and dekatherm (Dth) sales for IEC for 1998 and 1997 were as follows:


                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1998          1997        Change       1998           1997       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 175,603     $ 225,542      (22%)        28,378         33,894    (16%)
Commercial                                85,842       115,858      (26%)        17,760         21,142    (16%)
Industrial                                20,204        27,393      (26%)         5,507          6,217    (11%)
Transportation and other                  13,941        25,114      (44%)        52,389         56,719     (8%)
                                    ------------- -------------             -----------   -------------
   Total                                 295,590       393,907      (25%)       104,034        117,972    (12%)
                                                                            ============  ============= =========
Cost of gas sold                         166,453       259,222      (36%)
                                    ------------- -------------
   Margin                              $ 129,137     $ 134,685       (4%)
                                    ============= =============  =========

Gas margins and Dth sales for IEC for 1997 and 1996 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1997          1996        Change       1997           1996       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 225,542     $ 216,268         4%        33,894         37,165      (9%)
Commercial                               115,858       108,187         7%        21,142         22,613      (7%)
Industrial                                27,393        27,569        (1%)        6,217          6,856      (9%)
Transportation and other                  25,114        23,931         5%        56,719         55,240       3%
                                    ------------- -------------             ---------------------------
   Total                                 393,907       375,955         5%       117,972        121,874      (3%)
                                                                            ============  ============= =========
Cost of gas sold                         259,222       240,324        8%
                                    ------------- -------------
   Margin                              $ 134,685     $ 135,631       (1%)
                                    ============= =============  =========

Gas margin decreased $5.5 million, or 4%, and decreased $0.9 million, or 1%, for 1998 and 1997, respectively. Dth sales declined by 12% and 3% for 1998 and 1997, respectively, largely due to milder weather. A rate reduction implemented in April 1997 at WP&L also contributed to the decrease in margin for 1998 and 1997. Partially offsetting the decline in margin for 1998 and 1997 were higher revenues from the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses) and gas cost adjustments at IPC. Gas revenues included increased recoveries for energy efficiency program costs in Iowa of $6.3 million and $4.0 million for 1998 and 1997, respectively.

IESU's and IPC's gas tariffs include purchased gas adjustment (PGA) clauses that are designed to currently recover the cost of utility gas sold (see Note 1(k) of the "Notes to Consolidated Financial Statements" for a discussion of the PGA).

Nonregulated and Other Revenues

Nonregulated and other revenues for 1998, 1997 and 1996 were as follows (in millions):

                                            1998         1997        1996
                                        ------------- ----------- ------------
Environmental and engineering services      $  73        $ 78        $  85
Oil and gas production                         65          69           66
Transportation, rents and other                46          46           35
Nonregulated energy                            40         151          192
Steam                                          27          29           24
Affordable housing                             12          13           11
Water                                           5           5            4
                                        ------------- ----------- ------------
                                            $268         $391        $417
                                        ============= =========== ============

The revenues for nonregulated energy declined significantly in 1998 primarily due to decreased low-margin gas marketing activities and the transfer of the electricity trading business to the Cargill joint venture in July 1997, which markets electricity and risk management services to wholesale customers. IEC's investment in the joint venture is accounted for under the equity method of accounting. Oil and gas production revenues declined in 1998 primarily due to significantly lower oil and gas prices, largely offset by a significant increase in gas volumes sold.

In 1997, nonregulated energy revenues declined primarily due to the formation of the joint venture with Cargill as described above. Transportation, rents and other revenues increased primarily as a result of the acquisition of a gas gathering system in Texas in 1997. Environmental and engineering services revenues declined due to a softening market.

Operating Expenses

Other operation expenses for 1998, 1997 and 1996 were as follows (in millions):

                                            1998         1997        1996
                                       --------------------------------------
           Utility-WP&L/IESU/IPC           $421          $358        $340
           Nonregulated and other           199           324         357
                                       --------------------------------------
                                           $620          $682        $697
                                       ======================================

Other operation expenses at the utility subsidiaries increased $63 million in 1998, including $34 million of merger-related expenses. The merger-related expenses were primarily for employee retirements, separations and relocations. In addition, increased energy efficiency expenses in Iowa, a write-off of $9 million of certain employee benefits related regulatory assets at IESU which were deemed no longer probable of recovery, higher administrative and general expenses at WP&L, higher injuries and damages expenses and increased expenses for Year 2000 readiness efforts also contributed to the increase. The increase was partially offset by reduced employee pension and benefit expenses, reduced conservation expense at WP&L, lower costs resulting from merger-related operating efficiencies and reduced nuclear operation expenses at IESU. In 1997, other operation expenses at the utility subsidiaries increased $18 million primarily due to increased amortization of previously deferred energy efficiency expenditures in Iowa. These expenses were partially offset by a reduction in conservation expense at WP&L in accordance with an April 1997 rate order.

Other operation expenses at the nonregulated businesses decreased $125 million in 1998 primarily due to the formation of the Cargill joint venture. These reductions in other operation expenses were partially offset by $3 million of merger-related costs and continuing expenses for new business development in international and domestic markets. Other operation expenses decreased $33 million in 1997 primarily due to the joint venture with Cargill and also reduced activity in the environmental and engineering services businesses and the energy marketing business. These decreases were partially offset by higher operating expenses at Whiting.

Maintenance expenses decreased slightly in 1998 primarily due to reduced expenses at fossil-fueled plants, which was virtually offset by increased maintenance at the nuclear plants. Maintenance expenses increased $11.5 million in 1997 primarily due to increased nuclear maintenance expenses, higher transmission and distribution expenses at IESU and increased maintenance at fossil-fueled plants.

Depreciation and amortization expense increased $19.8 million and $27.3 million in 1998 and 1997, respectively, primarily as a result of utility property additions. The increase in 1998 was also due to a Kewaunee surcharge (which is recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no impact on earnings). Higher depreciation rates implemented at WP&L in January 1997 and higher depreciation and amortization expenses at Whiting also contributed to the 1997 increase.

Interest Expense and Other

Interest expense increased $6.8 million in 1998 due to higher utility and nonregulated borrowings during 1998 and an adjustment to decrease interest expense in 1997 relating to a tax audit settlement at WP&L. Interest expense increased $9.2 million in 1997 primarily due to the change in the amount of debt outstanding.

Miscellaneous, net income decreased $13.2 million in 1998 primarily due to $17 million of merger-related expenses, for the services of IEC's advisors and costs related to IEC's name change, and a modest loss from IEC's electricity trading joint venture. Gains realized on asset sales in 1998 partially offset these items. The 1997 results included a loss incurred on the disposition of an investment at IESU. The increase in income in 1997 was due to costs incurred in 1996 related to the successful defense of the hostile takeover attempt at IES. This was partially offset by the investment disposition loss at IESU in 1997, a gain on the sale of a combustion turbine at WP&L in 1996 and the gain on a sale of an investment in assisted living properties in 1996.

Income Taxes

IEC's income tax expense decreased $23.6 million and $24.0 million in 1998 and 1997, respectively, primarily due to lower pre-tax income. See Note 6 of the "Notes to Consolidated Financial Statements" for details on the effective tax rate changes.

                           IESU RESULTS OF OPERATIONS

Overview

IESU's earnings available for common stock increased $3.1 million and decreased $4.9 million in 1998 and 1997, respectively. The increased earnings for 1998 were primarily due to a 2 percent increase in retail electricity sales volumes, largely due to continued economic growth in IESU's service territory, lower purchased-power capacity costs, reduced employee pension and benefits costs and lower costs in 1998 due to merger-related operating efficiencies. A loss incurred on the disposition of an asset in 1997 also improved 1998 earnings
compared  to  1997.   Partially   offsetting
the higher 1998 earnings were merger-related expenses, a $9 million write-off of a regulatory asset, decreased gas sales resulting from milder weather, increased depreciation and amortization expenses and increased expenses for Year 2000 readiness efforts. The decreased earnings for 1997 were primarily due to increased operating expenses, higher interest expense and a loss on the investment disposition in 1997. Such items were partially offset by increased electric sales (excluding off-system sales) resulting from continuing growth in IESU's service territory and the nonrecurrence of costs incurred in 1996 related to the successful defense of a hostile takeover attempt of IES by MAEC.

Electric Utility Operations
---------------------------

Electric margins and MWH sales for IESU for 1998 and 1997 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1998          1997         Change      1998           1997        Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $232,662     $ 227,496         2%         2,661          2,682      (1%)
Commercial                               168,672       162,626         4%         2,465          2,378       4%
Industrial                               181,369       177,890         2%         4,872          4,743       3%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         582,703       568,012         3%         9,998          9,803       2%
Sales for resale                          45,453        25,719        77%         1,763            794     122%
Other                                     11,267        10,539         7%            42             43      (2%)
                                    ------------- -------------             ------------  -------------
   Total                                 639,423       604,270         6%       11,803         10,640        11%
                                                                            ============  ============= =========

Electric production fuels                 99,362        92,891         7%
Purchased-power                           71,637        74,098        (3%)
                                    ------------- -------------
   Margin                               $468,424     $ 437,281         7%
                                    ============= =============  =========

Electric margins and MWH sales for IESU for 1997 and 1996 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1997          1996         Change      1997           1996        Change
                                    ------------- -------------  ---------  ------------  -------------  --------
Residential                            $ 227,496     $ 213,838         6%         2,682          2,642        2%
Commercial                               162,626       153,163         6%         2,378          2,315        3%
Industrial                               177,890       160,477        11%         4,743          4,436        7%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         568,012       527,478         8%         9,803          9,393        4%
Sales for resale                          25,719        37,384       (31%)          794          1,746      (55%)
Other                                     10,539         9,411        12%            43             46       (7%)
                                    ------------- -------------             ------------  -------------
   Total                                 604,270       574,273         5%        10,640         11,185       (5%)
                                                                            ============  =============  ========
Electric production fuels                 92,891        74,608        25%
Purchased-power                           74,098        88,350       (16%)
                                    ------------- -------------
   Margin                              $ 437,281     $ 411,315         6%
                                    ============= =============  =========

Electric margin increased $31.1 million, or 7%, and $26.0 million, or 6%, for 1998 and 1997, respectively, primarily due to the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs, increases in sales volumes to ultimate customers due to economic growth in the service territory and reduced purchased-power capacity costs. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expense). Electric revenues included increased recoveries for energy efficiency program costs of approximately $15 million and $11 million for 1998 and 1997, respectively. Sales for resale increased significantly for 1998 as a result of the implementation of a merger-related joint sales agreement during the second quarter of 1998 (off-system sales revenues are passed through IESU's energy adjustment clause and therefore have no impact on electric margin). Refer to "Rates and Regulatory Matters" for a further discussion. The decrease in sales for resale in 1997 was primarily due to the implementation of FERC Orders 888 and 888-A.

Weather  normalized  sales  volumes   (excluding   off-system  sales)  increased
approximately 3.0% and 3.1% in 1998 and 1997, respectively, compared to actual increases of 2.2% and 3.8% for the same periods.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings. Refer to Note 1(k) of IEC's "Notes to Consolidated Financial Statements" for discussion of the EAC.

Gas Utility Operations

Gas margins and Dth sales for IESU for 1998 and 1997 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1998          1997        Change       1998           1997       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 86,821     $ 110,663      (22%)        13,803         16,317     (15%)
Commercial                                39,928        54,383      (27%)         8,272          9,602     (14%)
Industrial                                10,422        13,961      (25%)         3,089          3,318      (7%)
Transportation and other                   4,108         4,510       (9%)        11,316         10,321      10%
                                    ------------- -------------             ------------  -------------
   Total                                 141,279       183,517      (23%)        36,480         39,558      (8%)
                                                                            ============  ============= =========
Cost of gas sold                          84,642       126,631      (33%)
                                    ------------- -------------
   Margin                               $ 56,637      $ 56,886         -
                                    ============= =============  =========

Gas margins and Dth sales for IESU for 1997 and 1996 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1997          1996         Change      1997           1996       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 110,663      $ 97,708        13%        16,317         17,680      (8%)
Commercial                                54,383        46,966        16%         9,602         10,323      (7%)
Industrial                                13,961        12,256        14%         3,318          3,796     (13%)
Transportation and other                   4,510         3,934        15%        10,321         10,341       -
                                    ------------- -------------             ------------  -------------
   Total                                 183,517       160,864        14%        39,558         42,140      (6%)
Cost of gas sold                         126,631       103,877        22%   ============  ============= =========

                                    ------------- -------------
   Margin                               $ 56,886      $ 56,987         -
                                    ============= =============  =========

Gas margin decreased by $0.2 million and $0.1 million for 1998 and 1997, respectively, primarily from reduced sales as a result of milder weather which were substantially offset by the recovery of concurrent and previously deferred energy efficiency expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). Gas revenues included increased recoveries for energy efficient program costs of $4.2 million and $2.4 million for 1998 and 1997, respectively. Lower grain drying related sales also contributed to the decrease in sales in 1997.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold. Refer to IEC's Note 1(k) of the "Notes to Consolidated Financial Statements" for discussion of the PGA.

Operating Expenses

IESU's other operation expenses increased $26.5 million and $13.4 million for 1998 and 1997, respectively. The 1998 increases were primarily due to $10.5 million of merger-related expenses, increased amortization of previously deferred energy efficiency expenditures, a $9 million regulatory asset write-off and increased Year 2000 compliance costs. The merger-related expenses were primarily for employee retirements, separations and relocations. The regulatory asset write-off stemmed from management no longer being able to assert that rate recovery of certain employee benefits costs was probable given the existing merger-related price freeze in effect as well as other factors. These items were partially offset by lower nuclear operation expenses, reduced employee pension and benefit costs and lower costs resulting from merger-related operating efficiencies. The increase in 1997 was primarily due to increased amortization of previously deferred energy efficiency expenditures and costs related to an early retirement program, which were partially offset by lower employee labor and benefit costs.

Maintenance expenses decreased $1.8 million and increased $8.0 million in 1998 and 1997, respectively. The decrease in 1998 was due to reduced fossil-fueled maintenance expenses, which were partially offset by higher nuclear maintenance expenses. The increase in 1997 was primarily due to increased nuclear maintenance expenses, higher transmission and distribution maintenance expenditures and increased maintenance at the fossil-fueled generating stations.

Depreciation and amortization expenses increased $4.2 million and $4.8 million for 1998 and 1997, respectively, primarily due to property additions.

Interest Expense and Other

Interest expense decreased $0.4 million and increased $9.1 million in 1998 and 1997, respectively. The 1997 increase was primarily due to increases in the average amount of debt outstanding and changes in interest accruals related to income tax audits.

Miscellaneous, net expense increased $0.3 million and decreased $5.0 million for 1998 and 1997, respectively. The increase in 1998 resulted primarily from $6.0 million of merger-related expenses which were substantially offset by the write-off of an investment in 1997 and a gain on an asset sale in 1998. The decrease in 1997 was also due to costs incurred in 1996 related to the successful defense of the hostile takeover attempt of IES.

Income Taxes

The effective income tax rates were 40.1%, 41.8% and 40.3% in 1998, 1997 and 1996, respectively (see Note 6 of the "Notes to Consolidated Financial Statements" for a discussion of the changes).

                           WP&L RESULTS OF OPERATIONS

Overview

WP&L's earnings available for common stock decreased $35.7 million and $11.3 million in 1998 and 1997, respectively. The decreased earnings for 1998 were primarily due to merger-related expenses, higher purchased-power and transmission costs, higher depreciation and amortization expenses, decreased retail natural gas sales largely due to milder weather, higher injuries and damages expenses, higher interest expense and a higher effective tax rate. These decreases were partially offset by a 3 percent increase in retail electricity sales volumes, largely due to continued economic growth within WP&L's service territory, reduced employee pension and benefit costs and lower costs in 1998 due to merger-related operating efficiencies. The decreased earnings for 1997 were primarily due to lower gas and electric margins, higher depreciation expense, higher interest expense and the recognition of a gain on the sale of a combustion turbine in 1996.

Electric Utility Operations
---------------------------

Electric margins and MWH sales for WP&L for 1998 and 1997 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1998          1997         Change      1998           1997        Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $198,770     $ 199,633         -          2,964          2,974        -
Commercial                               108,724       107,132         1%         1,898          1,878        1%
Industrial                               162,771       152,073         7%         4,493          4,256        6%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         470,265       458,838         2%         9,355          9,108        3%
Sales for resale                         128,536       160,917       (20%)        4,492          5,824      (23%)
Other                                     15,903        14,388        11%            59             60       (2%)
                                    ------------- -------------             ------------  -------------
   Total                                 614,704       634,143        (3%)       13,906         14,992       (7%)
                                                                            ============  ============= =========
Electric production fuels                120,485       116,812         3%
Purchased-power                          113,936       125,438        (9%)
                                    ------------- -------------
   Margin                               $380,283     $ 391,893       (3%)
                                    ============= =============  =========

Electric margins and MWH sales for WP&L for 1997 and 1996 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1997          1996         Change      1997           1996        Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 199,633     $ 201,690       (1%)         2,974          2,980        -
Commercial                               107,132       105,319        2%          1,878          1,814        4%
Industrial                               152,073       143,734        6%          4,256          3,986        7%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         458,838       450,743        2%          9,108          8,780        4%
Sales for resale                         160,917       131,836       22%          5,824          5,246       11%
Other                                     14,388         6,903      108%             60             57        5%
                                    ------------- -------------             ------------  -------------
   Total                                 634,143       589,482        8%         14,992         14,083        6%
                                                                            ============  ============= =========
Electric production fuels                116,812       114,470        2%
Purchased-power                          125,438        81,108       55%
                                    ------------- -------------
   Margin                              $ 391,893     $ 393,904       (1%)
                                    ============= =============  =========

Electric margin decreased $11.6 million, or 3%, and $2.0 million, or 1%, during 1998 and 1997, respectively. The 1998 decline in margin was due to:

a) Purchased-power and transmission costs - such costs have increased significantly because of stricter reliability requirements and higher transmission costs due to system constraints in Wisconsin. Recovery of such increased costs in Wisconsin generally involves regulatory lag between the time of the cost increase and the time a rate increase is implemented. The PSCW granted WP&L an annual rate increase of $15 million in July 1998 related to these cost increases. In addition, WP&L made a filing with the PSCW in November 1998 seeking another rate increase for higher purchased-power and transmission costs. (Refer to "Rates and Regulatory Matters" for a further discussion of this filing). The effect of these 1998 cost increases was partially offset by WP&L's reliance on more costly purchased-power in the first six months of 1997 due to various power plant outages, particularly Kewaunee.
b) Lower off-system sales income - due to the transmission constraints, increased native demand, a more active bulk power market, which resulted in lower bulk power margins, and the implementation of a merger-related joint sales agreement (effective with the consummation of the Merger, the margins resulting from IEC's off-system sales are allocated among IESU, IPC and WP&L).

A 2.4% retail rate decrease implemented at WP&L in April 1997 also contributed to the lower electric margin in 1998. The increased sales to ultimate customers, largely due to economic growth in WP&L's service territory, partially offset these items. Weather normalized sales volumes (excluding off-system sales) increased approximately 2.2% in 1998 compared to an actual increase of 1.3%.

The decrease in margin in 1997 was due to the rate decrease, milder weather conditions in 1997 as compared to 1996 and WP&L's reliance on more costly purchased power in 1997 due to the various power plant outages. These items were partially offset by the increased commercial and industrial sales, an increase in off-system sales in 1997 and higher revenues from conservation services.

Gas Utility Operations
----------------------

Gas margins and Dth sales for WP&L for 1998 and 1997 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1998          1997         Change      1998           1997        Change
                                    ------------- -------------  ---------  ------------  -------------  -------
Residential                             $ 65,173      $ 84,513      (23%)        10,936         12,770     (14%)
Commercial                                33,898        45,456      (25%)         7,285          8,592     (15%)
Industrial                                 5,896         8,378      (30%)         1,422          1,714     (17%)
Transportation and other                   6,770        17,536      (61%)        12,948         17,595     (26%)
                                    ------------- -------------             ------------  -------------
   Total                                 111,737       155,883      (28%)        32,591         40,671     (20%)
                                                                            ============  ============= =========
Cost of gas sold                          61,409        99,267      (38%)
                                    ------------- -------------
   Margin                               $ 50,328      $ 56,616      (11%)
                                    ============= =============  =========

Gas margins and Dth sales for WP&L for 1997 and 1996 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1997          1996         Change      1997           1996        Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 84,513      $ 90,382       (6%)        12,770         14,297     (11%)
Commercial                                45,456        46,703       (3%)         8,592          9,167      (6%)
Industrial                                 8,378        11,410      (27%)         1,714          1,997     (14%)
Transportation and other                  17,536        17,132        2%         17,595         18,567      (5%)
                                    ------------- -------------             ------------  ------------
   Total                                 155,883       165,627       (6%)        40,671         44,028      (8%)
                                                                            ============  ============= =========
Cost of gas sold                          99,267       104,830       (5%)
                                    ------------- -------------
   Margin                               $ 56,616      $ 60,797       (7%)
                                    ============= =============  =========

Gas margin declined $6.3 million, or 11%, and $4.2 million, or 7%, during 1998 and 1997, respectively, due to a reduction in Dth sales resulting from milder weather and an average retail rate reduction of 2.2% implemented in April 1997. In 1998, the significant decline in transportation and other revenues and sales reflects an accounting change for off-system sales as required by the PSCW effective January 1, 1998. The accounting change requires that beginning in 1998 off-system gas sales be reported as a reduction of the cost of gas sold rather than as gas revenue. In 1997, off-system gas revenues were $11.1 million.

Refer to "Rates and Regulatory Matters" for a discussion of a gas cost adjustment mechanism in place at WP&L. The impact on the results of operations from such mechanism was not significant in any of the periods presented.

Operating Expenses

Other operation expense increased $12.3 million and decreased $8.9 million for 1998 and 1997, respectively. The 1998 increase was primarily due to $11.2 million of merger-related expenses for employee retirements, separations and relocations. Higher injuries and damages expenses and an increase in other administrative and general expenses also contributed to the increase. Such items were partially offset by reduced employee pension and benefits expenses, reduced conservation expense and lower costs from merger-related operating efficiencies. The 1997 decrease was primarily due to a reduction in conservation expense, which was partially offset by costs associated with an early retirement program in 1997 for eligible bargaining unit employees.

Depreciation and amortization expense increased $14.9 million and $19.4 million for 1998 and 1997, respectively. The 1998 increase was due to property additions, higher Kewaunee depreciation (refer to "Capital Requirements Nuclear Facilities" for additional information) and a Kewaunee surcharge of $3.2 million (which has been recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no impact on earnings). The 1997 increase was due to higher depreciation rates approved by the PSCW, effective January 1, 1997, and property additions.

Interest Expense and Other

Interest expense increased $4.0 million in 1998 primarily due to unusually low interest expense in the second quarter of 1997, resulting from an adjustment to decrease interest expense relating to a tax audit settlement, and increased borrowings during 1998.

Miscellaneous, net income decreased $2.7 million and $2.9 million in 1998 and 1997, respectively. The 1998 decrease was primarily due to $6.1 million of merger-related expenses which was partially offset by higher earnings on the nuclear decommissioning trust fund. The 1997 decrease was primarily due to the recognition of a gain on the sale of a combustion turbine in 1996.

Income Taxes

Income taxes decreased $17.2 million and $12.0 million in 1998 and 1997, respectively, due to lower pre-tax income. See Note 6 of the "Notes to Consolidated Financial Statements" for details on the effective tax rate changes.

                         LIQUIDITY AND CAPITAL RESOURCES

Historical IEC Analysis

Cash flows from operating activities at IEC increased $4 million and $12 million for 1998 and 1997, respectively. The increases were primarily due to changes in working capital and additional depreciation and amortization expense partially offset by lower net income and lower deferred taxes and investment tax credits. Cash flows used for financing activities decreased $39 million and increased $55 million in 1998 and 1997, respectively. The changes were primarily a result of the net changes in the amount of debt outstanding. Cash flows used for investing activities increased $43 million and decreased $44 million in 1998 and 1997, respectively, primarily due to changes in the levels of construction and acquisition expenditures. The decrease in 1997 was partially offset by higher proceeds from the disposition of assets in 1996.

Historical IESU Analysis

Cash flows generated from operating activities increased $16 million and $20 million in 1998 and 1997, respectively. Cash flows used for financing activities decreased $50 million and increased $84 million for 1998 and

1997, respectively. The decrease in 1998 was primarily a result of reduced common stock dividends and the increase in 1997 was due to the net change in borrowings in 1997. Cash flows used for investing activities decreased $3 million and $45 million in 1998 and 1997, respectively. The decrease in 1997 was primarily a result of reduced construction expenditures.

Historical WP&L Analysis

Cash flows generated from operations increased $27 million and decreased $42 million in 1998 and 1997, respectively. The 1998 increase was primarily a result of changes in working capital and higher depreciation and amortization expenses partially offset by lower net income. The decrease in 1997 was mainly attributable to the change in working capital. Cash flows used for financing activities increased $14 million and decreased $75 million in 1998 and 1997, respectively, primarily due to changes in the amount of debt outstanding. Cash flows used for investing activities increased $12 million and $34 million in 1998 and 1997, respectively. The increase in 1998 was primarily due to higher shared savings expenditures and the increase in 1997 was mainly due to the proceeds from the sale of other property and equipment in 1996.

Future Considerations

The capital requirements of IEC are primarily attributable to its utility subsidiaries' construction and acquisition programs, its debt maturities and business opportunities of Alliant Energy Resources. It is anticipated that future capital requirements of IEC will be met by cash generated from operations and external financing. The level of cash generated from operations is partially dependent upon economic conditions, legislative activities, environmental matters and timely regulatory recovery of utility costs. IEC's liquidity and capital resources will be affected by costs associated with environmental and regulatory issues. Emerging competition in the utility industry could also impact IEC's liquidity and capital resources, as discussed previously in the "Utility Industry Outlook" section.

At December 31, 1998, Alliant Energy Resources had approximately $69 million of investments in foreign entities. At December 31, 1998, IESU, WP&L and IPC did not have any foreign investments. IEC continues to explore additional international investment opportunities. Such investments may carry a higher level of risk than IEC's traditional domestic utility investments or Alliant Energy Resources' domestic investments. Such risks could include foreign government actions, foreign economic and currency risks and others.

IEC is expected to pursue various potential business development opportunities, including international as well as domestic investments, and is devoting resources to such efforts. It is anticipated that IEC will strive to select investments where the international and other risks are both understood and manageable. Under PUHCA, IEC's investments in exempt wholesale generators (EWG's) and foreign utility companies (FUCO's) is limited to 50% of IEC's consolidated retained earnings. In addition, there are limitations on the amount of non-utility investments IEC can make under the Wisconsin Utility Holding Company Act (WUHCA) as well.

At December 31, 1998, IEC had an investment in the stock of McLeodUSA Inc. (McLeod), a telecommunications company, valued at $320.3 million (based on a December 31, 1998 closing price of $31.25 per share and compared to a cost basis of $29.1 million). Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet and are a component of other comprehensive income. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. IEC entered into an agreement in November 1998 with McLeod whereby IEC's ability to sell the McLeod stock is subject to various restrictions.

IEC had certain off-balance sheet financial guarantees and commitments outstanding at December 31, 1998. They generally consist of third-party borrowing arrangements and lending commitments, guarantees of financial performance of syndicated affordable housing properties and guarantees relating to IEC's electricity trading joint venture. Refer to Note 12(d) of the "Notes to the Consolidated Financial Statements" for additional details.

Financing and Capital Structure

Access to the long-term and short-term capital and credit markets, and costs of external financing, are dependent on creditworthiness. The debt ratings of IEC and certain subsidiaries by Moody's and Standard & Poor's are as follows:

                                                                                         Standard &
                                                                     Moody's               Poor's
                                                                 -----------------    -----------------
      IESU                        - Secured long-term debt              A2                   A+
                                  - Unsecured long-term debt            A3                   A
      WP&L                        - Secured long-term debt             Aa2                   AA
                                  - Unsecured long-term debt           Aa3                   A+
      IPC                         - Secured long-term debt              A1                   A+
                                  - Unsecured long-term debt            A2                   A
      Alliant Energy Resources    - Commercial paper                    P2                   A1
      IEC                         - Commercial paper (a)                P1                   A1

(a) IESU, WP&L and IPC  participate in a utility money pool which is funded,  as needed,  through  the  issuance  of  commercial  paper by IEC.  The PSCW has
    restricted   WP&L  from  lending  money  to   non-utility   affiliates   and
    non-Wisconsin  utilities. As a result, WP&L is restricted from lending money to the utility money pool but is able to borrow money from the utility money pool.

Alliant Energy Resources is a party to a 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Alliant Energy Resources' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1998, Alliant Energy Resources had $253 million of commercial paper outstanding and backed by this facility with interest rates ranging from 5.15%-5.85%. (See Note 11(a) of the "Notes to the Consolidated Financial Statements" for a discussion of interest rate swaps Alliant Energy Resources has entered into relative to $200 million of short-term borrowings under, or backed by, this agreement.) Alliant Energy Resources intends to continue issuing commercial paper backed by this facility and no conditions existed at December 31, 1998 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term. In addition, Alliant Energy Resources has in place a $150 million 364-Day Credit Agreement which is described below.

Other than periodic sinking fund requirements, which will not require additional cash expenditures, the following long-term debt (in millions) will mature prior to December 31, 2003:

             IESU                                              $187.5
             IPC                                                  3.3
             WP&L                                                 1.9
             Alliant Energy Resources                           279.2
                                                     -----------------
             IEC                                               $471.9
                                                     =================

Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

WP&L currently has no authority from the PSCW or the Securities and Exchange Commission (SEC) to issue additional long-term debt. On November 25, 1998, IESU and IPC received authority from the SEC under PUHCA to issue $200 million and $80 million of long-term debt securities, respectively. The companies continually evaluate their future financing needs and will make any necessary regulatory filings as needed.

Under the most restrictive terms of their respective indentures, IESU, WP&L and IPC could have issued at least $241 million, $309 million and $182 million of long-term debt at December 31, 1998, respectively.

On October 30, 1998, WP&L issued $60 million of debentures at a coupon rate of 5.70% maturing on October 15, 2008. The net proceeds from the debt offering were used to pay down short-term debt, including short-term debt used to retire maturing long-term debt.

On November 30, 1998, IPC issued $2.65 million and $2.3 million of pollution control revenue bonds due November 1, 2005 and November 1, 2008, respectively. The proceeds were used to retire at maturity $5.85 million of 5.95% pollution control revenue bonds. The bonds have a fixed interest rate of 4.30% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

On November 30, 1998, IESU issued $10 million of pollution control revenue bonds due November 1, 2023. The proceeds were used to refinance $10 million of 5.95% pollution control revenue bonds that were due serially 2000 through 2007. The bonds have a fixed rate of 4.25% for the first five years. Thereafter, IESU will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

The various charter provisions of the entities identified below authorize and limit the aggregate amount of additional shares of Cumulative Preferred Stock and Cumulative Preference Stock that may be issued. At December 31, 1998, the companies could have issued the following additional shares of Cumulative Preferred or Preference Stock:

                                        IESU          WP&L            IPC
         Cumulative Preferred            -          2,700,775      1,238,619
         Cumulative Preference        700,000           -          2,000,000

For interim financing, IESU, WP&L and IPC were authorized by the applicable federal or state regulatory agency to issue short-term debt as follows (in millions) at December 31, 1998:

                                                     IESU       WP&L         IPC
Regulatory authorization                             $150       $128         $72
Short-term debt outstanding - external parties          -        $50           -
Short-term debt outstanding - money pool                -        $27         $22

In addition to the short-term debt outstanding at its utility subsidiaries, IEC had an additional $66 million of short-term debt outstanding at December 31, 1998. In addition to providing for ongoing working capital needs, this availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financing, and capital market conditions. To maintain flexibility in its capital structure and to take advantage of favorable short-term rates, IESU and WP&L also use proceeds from the sale of accounts receivable and unbilled revenues to finance a portion of their long-term cash needs. IEC anticipates that short-term debt will continue to be available at reasonable costs due to current ratings by independent utility analysts and rating services.

Alliant Energy Resources is also a party to a 364-Day Credit Agreement with various banking institutions. The agreement extends through October 18, 1999, with 364 day extensions available upon agreement by the parties. The unborrowed portion of this agreement is also used to support Alliant Energy Resources' commercial paper program. A combined maximum of $150 million of borrowings under this agreement and commercial paper backed by this facility may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. There were no borrowings under this facility at December 31, 1998.

In addition to the aforementioned borrowing capability under Alliant Energy Resources Credit Agreements, IEC has $150 million of bank lines of credit, of which none was utilized at December 31, 1998, available for direct borrowing or to support commercial paper. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit.

From time to time, IEC may borrow from banks and other financial institutions on "as-offered" credit lines in lieu of commercial paper, and has agreements with several financial institutions for such borrowings. There are no commitment fees associated with these agreements and there were no borrowings outstanding under these agreements at December 31, 1998.

IEC made a filing with the SEC in February 1999 under PUHCA to provide IEC with, among other things, broad authorization over the next three years to issue stock and debt, provide guarantees, acquire energy-related assets and enter into interest rate hedging transactions.

Given the above financing flexibility, including IEC's access to both the debt and equity securities markets, management believes it has the necessary financing capabilities in place to adequately finance its capital requirements for the foreseeable future.

Capital Requirements

General

Capital expenditure and investment and financing plans are subject to continual review and change. The capital expenditure and investment programs may be revised significantly as a result of many considerations, including changes in economic conditions, variations in actual sales and load growth compared to forecasts, requirements of environmental, nuclear and other regulatory authorities, acquisition and business combination opportunities, the availability of alternate energy and purchased-power sources, the ability to obtain adequate and timely rate relief, escalations in construction costs and conservation and energy efficiency programs.

Construction and acquisition expenditures for IEC for the year ended December 31, 1998 were $372 million, compared with $328 million for the year ended December 31, 1997. IEC's anticipated construction and acquisition expenditures for 1999 are estimated to be approximately $495 million, consisting of approximately $275 million in its utility operations, $100 million for energy-related international investments and $120 million for new business development initiatives at Alliant Energy Resources. IEC's anticipated utility construction and acquisition expenditures for 1999 is made up of 53% for electric transmission and distribution, 18% for electric generation, 10% for information technology and 19% for miscellaneous electric, gas, water and steam projects. The level of 1999 domestic and international investments could vary significantly from the estimates noted here depending on actual investment opportunities, timing of the opportunities and the receipt of regulatory approvals to exceed limitations in place under WUHCA and PUHCA on the amount of IEC's non-utility investments. It is expected that IEC will spend approximately $1.3 billion on utility construction and acquisition expenditures during 2000-2003, including expenditures to comply with nitrogen oxides (NOx) emissions reductions in Wisconsin as discussed in "Other Matters - Environmental." It is expected that Alliant Energy Resources will invest in energy products and services in domestic and international markets, industrial services initiatives and other strategic initiatives during 2000-2003.

IESU's construction and acquisition expenditures for the years ended December 31, 1998 and 1997 were $115 million and $109 million, respectively. IESU's anticipated construction and acquisition expenditures for 1999 are estimated to be approximately $109 million, of which 56% represents expenditures for electric transmission and distribution facilities, 21% represents generation expenditures, 8% represents information technology expenditures and the remaining 15% represents miscellaneous electric, gas, steam and general expenditures. IESU's levels of utility construction and acquisition expenditures are projected to be $122 million in 2000, $119 million in 2001, $115 million in 2002 and $113 million in 2003.

WP&L's construction and acquisition expenditures for the years ended December 31, 1998 and 1997 were $117 and $119 million, respectively. WP&L's anticipated construction and acquisition expenditures for 1999 are estimated to be approximately $126 million, of which 50% represents expenditures for electric transmission and distribution facilities, 17% represents generation expenditures, 10% represents information technology expenditures and the remaining 23% represents miscellaneous electric, gas, water and general expenditures. WP&L's construction and acquisition expenditures are projected to be $162 million in 2000, $130 million in 2001, $155 million in 2002 and $185 million in 2003 which include expenditures to comply with nitrogen oxides (NOx) emissions reductions as discussed in "Other Matters-Environmental."

IEC anticipates financing utility construction expenditures during 1999-2003 through internally generated funds supplemented, when required, by outside financing. Funding of a majority of the Alliant Energy Resources construction and acquisition expenditures is expected to be completed with external financings.

Nuclear Facilities

IEC owns interests in two nuclear facilities, Kewaunee and the Duane Arnold Energy Center (DAEC). Set forth below is a discussion of certain matters impacting these facilities.

Kewaunee, a 532-megawatt pressurized water reactor plant, is operated by Wisconsin Public Service Corporation (WPSC) and is jointly owned by WPSC (41.2%), WP&L (41.0%), and Madison Gas and Electric Company (MG&E) (17.8%).
The Kewaunee operating license expires in 2013.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million, with WP&L's share of the cost being approximately $37.2 million. The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days. On July 2, 1998, the PSCW approved an agreement between the owners of Kewaunee which provides for WPSC to assume the 17.8% Kewaunee ownership share currently held by MG&E prior to work beginning on the replacement of steam generators. On September 29, 1998, WPSC and MG&E finalized an arrangement in which WPSC will acquire MG&E's 17.8% share of Kewaunee. This agreement, the closing of which is contingent upon the steam generator replacement, will give WPSC 59.0% ownership in Kewaunee. After the change in ownership, WPSC and WP&L will be responsible for the decommissioning of the plant. WPSC and WP&L are discussing revisions to the joint power supply agreement which will govern operation of the plant after the ownership change takes place.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators shows that the repairs made in 1997 are holding up well and few additional repairs were needed. In addition to the inspection and repairs of the steam generator, a major overhaul was performed on the main turbine generator. The plant was back in operation on November 27, 1998.

Prior to the July 2, 1998 PSCW decision, the PSCW had directed the owners of Kewaunee to record depreciation and decommissioning cost levels based on an expected plant end-of-life of 2002 versus a license end-of-life of 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. The revised end-of life of 2002 resulted in higher depreciation and decommissioning expense at WP&L beginning in May 1997, in accordance with the PSCW rate order UR-110. This level of depreciation will remain in effect until the steam generator replacement is completed at which time the entire plant will be depreciated over 8.5 years using an accelerated method. At December 31, 1998, the net carrying amount of WP&L's investment in Kewaunee was approximately $44.9 million. WP&L's retail customers in Wisconsin are responsible for approximately 80% of WP&L's share of Kewaunee costs (see
Note 12 (h) of the "Notes to Consolidated Financial Statements" for additional information).

DAEC, a 535-megawatt boiling water reactor plant, is operated by IESU which has a 70% ownership interest in the plant. The DAEC operating license expires in 2014. Pursuant to the most recent electric rate case order, the IUB allows IESU to currently recover $6.0 million annually for IESU's 70% share of the cost to decommission DAEC. The current recovery figures are based on an assumed cost to decommission DAEC of $252.8 million, which is

IESU's 70% portion in 1993 dollars,  based on the Nuclear Regulatory  Commission
(NRC) minimum formula (which exceeds the amount in the site-specific study completed in 1994). At December 31, 1998, IESU had $91.7 million invested in external decommissioning trust funds and also had an internal decommissioning reserve of $21.7 million recorded as accumulated depreciation.

IESU's 70% share of the estimated cost to decommission DAEC based on the most recent site-specific study completed in 1998 is $334.2 million, in 1998 dollars. This study includes the costs to terminate DAEC's NRC license and to return the site to a greenfield condition. IESU's 70% share of the estimated cost to decommission DAEC based on the most recent NRC minimum formula is $347.0 in 1997 dollars. The NRC minimum formula is intended to apply only to the cost of terminating DAEC's NRC license. The additional decommissioning expense funding requirements which should result from these updated studies are not reflected in IESU's rates.

In February 1999, IEC, NSP, WPSC and Wisconsin Electric Power Co. announced the formation of a nuclear management company (NMC) to sustain long-term safety, optimize reliability and improve the operational performance of their nuclear generating plants. Combined, the four utilities operate seven nuclear generating plants at five locations. IEC's participation in the NMC is contingent on approval from the SEC under PUHCA. Each utility will be required to obtain various other state or federal regulatory approvals prior to its participation in the NMC. In addition, NRC approval is required if any utilities choose to transfer their operating license to the new company. As presently proposed, the utilities would continue to own their plants, be entitled to energy generated at the plants and retain the financial obligations for their safe operation, maintenance and decommissioning.

Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting IEC's future capital requirements.

Rates and Regulatory Matters

In November 1997, as part of its Merger approval, FERC accepted a proposal by IESU, WP&L, and IPC, which provides for a four-year freeze on wholesale electric prices beginning with the effective date of the Merger.

In association with the Merger, IESU, WP&L and IPC entered into a System Coordination and Operating Agreement which became effective with the consummation of the Merger. The agreement, which has been approved by the FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission systems of the three utility companies. In addition, the agreement allows the interconnected system to be operated as a single control area with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among the three utility companies based on procedures included in the agreement. The procedures were approved by both the FERC and all state regulatory bodies having jurisdiction over these sales.

IESU

In September 1997, IESU agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or Office of Consumer Advocate (OCA) into whether IESU is exceeding a reasonable return on common equity. Refer to the "Utility Industry Outlook" section for a discussion of possible legislation to be introduced in Iowa regarding restructuring the electric utility industry.

Under provisions of the IUB rules, IESU is currently recovering the costs it has incurred for its energy efficiency programs. Generally, the costs incurred through July 1997 are being recovered over various four-year periods. Statutory changes implemented by the IUB in 1997 allowed IESU to begin concurrent recovery of its prospective expenditures on August 1, 1997. The implementation of these changes will gradually eliminate the regulatory asset that was created under the prior rate making mechanism as these costs are recovered.

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

In rate order UR-110, the PSCW approved new rates effective April 29, 1997. On average, WP&L's retail electric rates under the new rate order declined by 2.4% and retail gas rates declined by 2.2%. In addition, the PSCW ordered that it must approve the payment of dividends by WP&L to IEC that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to IEC since the rate order was issued have not exceeded the level forecasted in the rate order.

The retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, Wisconsin utilities can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. In March 1998, WP&L requested an electric rate increase to cover purchased-power and transmission costs that have increased due to transmission constraints and electric reliability concerns in the Midwest. On July 14, 1998, the PSCW granted a retail electric rate increase of $14.8 million annually that was effective on July 16, 1998. In November 1998, WP&L requested another electric rate increase to cover additional increases in purchased-power and transmission costs. In early March 1999, the PSCW granted a retail electric rate increase of $14.5 million. The additional revenues collected are subject to refund if WP&L's earnings exceed its authorized return on equity.

The gas performance incentive includes a sharing mechanism, whereby 40% of all gains and losses relative to current commodity prices as well as other benchmarks are retained by WP&L rather than refunded to or recovered from customers.

Rate order UR-110 also provided for the recovery of costs associated with WP&L's energy efficiency programs, including the recovery of the cost of capital associated with advances made to customers to install energy-efficient equipment.

In May 1998, the PSCW approved the deferral of certain costs associated with the Year 2000 issue and in November 1998, WP&L filed for rate recovery of $16.1 million related to the Wisconsin retail portion of Year 2000 costs. A pre-hearing conference was held in January 1999 and hearings are scheduled for May 1999. Management anticipates receiving an order by the end of the second quarter of 1999.

In January 1999, WP&L made a filing with the PSCW proposing to begin deferring, on January 1, 1999, all costs associated with the United States Environmental Protection Agency's (EPA) required NOx emission reductions. WP&L has requested recovery of all the NOx reduction costs through a surcharge mechanism. WP&L anticipates receiving a final order in this proceeding in late 1999 or early 2000. Refer to the "Other Matters - Environmental" section for a further discussion of the NOx issue.

Refer to "Nuclear Facilities" for a discussion of several PSCW rulings regarding Kewaunee.

IPC

In September 1997, IPC agreed with the IUB to provide Iowa customers a four-year retail electric and gas price freeze commencing on the effective date of the Merger. The agreement excluded price changes due to government-mandated programs (such as energy efficiency cost recovery), the electric fuel adjustment clause and PGA clause and unforeseen dramatic changes in operations. In addition, the price freeze does not preclude a review by either the IUB or OCA into whether IPC is exceeding a reasonable return on common equity. IPC also agreed with the MPUC and ICC to four-year and three-year rate freezes, respectively, commencing on the effective date of the

Merger. Refer to the "Utility Industry Outlook" section for a discussion of possible legislation to be introduced in Iowa regarding restructuring the electric utility industry.

On September 30, 1997, the IUB approved a settlement between IPC and the OCA which provided for an electric rate reduction in annual revenues of approximately $3.2 million. The reduction applied to all bills rendered on and after October 7, 1997.

IPC is also recovering its energy efficiency costs in Iowa in a similar manner as IESU and began its concurrent cost recovery in October 1997.

Assuming capture of the merger-related synergies and no significant legislative or regulatory changes negatively affecting its utility subsidiaries, IEC does not expect the merger-related electric and gas price freezes to have a material adverse effect on its financial position or results of operations.

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

Following up on earlier work, IEC formally established a company-wide project team in 1997 to assess, remediate and communicate its Year 2000 issues as well as develop the necessary contingency plans. Expertise on the team has been drawn from various areas, including, but not limited to, information technology, engineering, communications, internal audits, legal, facilities, supply chain, finance, and project management. A full-time project manager heads up a team of approximately 50 employees who are dedicated to the team full-time and another 475 employees are working on the project on a part-time basis. In addition, there are approximately 135 individuals from external consulting firms who are also providing various Year 2000-related services for the project team. Status reports are provided to senior management monthly and at every meeting of IEC's Board of Directors. Auditing of the Year 2000 inventory, remediation efforts and contingency planning is being done by the Internal Audits Department. IEC has also retained an outside third party to assess and evaluate its Year 2000 project.

The various phases of and other matters relating to the Year 2000 project are described below.

Assessment A company-wide inventory has been completed for information technology (hardware, software, databases, network infrastructure operating systems) and embedded systems (computers or microprocessors that run specialized software). Inventoried devices and systems have been assessed and prioritized into three categories based on the relative critical nature of their business function: safety-related; critical-business-continuity-related; and non-critical.

Remediation and Testing IEC's approach to remediation is to repair, replace or retire the affected devices and systems. Remediation and testing of safety-related and critical-business-continuity-related devices and systems is underway in all business units. In some cases IEC's ability to meet its target date for remediation is dependent upon the timely provision of necessary upgrades and modifications by its software vendors. As of December 31, 1998, IEC was expecting upgrades from 48 embedded system vendors and 14 information technology vendors. Should these upgrades be delayed it would impact IEC's ability to meet its target date. At this time, IEC does not expect that these upgrades will be delayed. As part of the testing process, client/server applications are being tested in an isolated test lab on Year 2000 compliant hardware and software. Also, IEC intends to implement a process to protect the integrity of the data once it is year 2000 compliant.

A.  Embedded Systems -
The project team is using testing standards and procedures based on those developed in the national electric utility industry effort led by the Electric Power Research Institute (EPRI). The team is also using information and testing guidance received from IEC's vendors. IEC is participating in EPRI's Year 2000 collaborative effort to share information about test procedures, test results and vendor information. The project team is also working with equipment vendors to ascertain Year 2000 compliance with systems and devices. Testing methodology includes a power on/off test and testing for 13 critical dates including 12/31/99, 1/1/2000 and 2/29/2000. All testing for assessing Year 2000 compliance has been completed. The only testing remaining is post-remediation testing. The goal is to complete remediation/testing work for the embedded systems by March 31, 1999; approximately 85% of this remediation/testing work has been completed as of the end of 1998.

Experience to date suggests that Year 2000 problems in embedded systems are occurring at a lower rate than originally anticipated. For IEC, 1-2% of embedded systems have been identified as Year 2000 problematic. This rate is generally consistent in both volume and by type of device with other similar sized electric utilities participating in EPRI's Year 2000 Embedded System Program.

B. Information Technology -
IEC's information technology Year 2000 readiness project consists of both application and operating systems, and infrastructure (PC, servers, printers, etc.) components. The inventory and assessment of both the systems and the infrastructure has been completed. IEC's goal is to complete the remediation and testing of the systems by March 31, 1999 and the infrastructure components by June 30, 1999. At the end of 1998, approximately 65% of the systems and 40% of the infrastructure components have been remediated and tested.

IEC's customer information systems and financial systems make up the majority of the remediation and testing effort remaining. The remediation and testing of the customer information systems was 70% complete at the end of 1998 with an anticipated completion date of May 31, 1999. The financial systems have been remediated with final roll-forward-testing scheduled to be completed by mid-year 1999. Therefore, it is anticipated that IEC will have its information technology remediation and testing efforts 90% complete by March 31, 1999 with work completed and into production by mid-year 1999.

Costs to Address Year 2000 Compliance IEC's historical Year 2000 project expenditures as well as CURRENT ESTIMATES for the remaining costs to be incurred on the project are as follows (incremental costs, in millions):

                     Description                 Total     IESU     WP&L   Other
                     -----------                 -----     ----     ----   -----
  Costs incurred from 1/1/98 - 12/31/98          $8.7      $4.8     $3.2    $0.7
  Current estimate of remaining modifications     $32       $10     $14      $8

In addition, the company estimates it incurred $3 million in costs for internal labor and associated overheads in 1998 and anticipates expenditures of $8 million in 1999.

While work was done on the Year 2000 project prior to 1998, IEC did not begin tracking the costs separately until 1998. In accordance with an order received from the PSCW, WP&L began deferring its Year 2000 project costs, other than internal labor and associated overheads, in May 1998 (approximately $2.7 million of the expenditures incurred at WP&L for the 12 months ended December 31, 1998 have been deferred.) (Refer to "Liquidity and Capital Resources - Rates and Regulatory Matters" for a further discussion.) IEC expects to fund its Year 2000 expenditures through internal sources. Other than the costs being deferred by WP&L pursuant to the PSCW order, IEC is expensing all the Year 2000 costs noted above.

Communications / Third Party Assessment IEC is heavily dependent on other utilities (including electric, gas, telecommunications and water utilities) and its suppliers. An effort is underway to communicate with such parties to increase their awareness of Year 2000 issues and monitor and assess, to the extent possible, their Year 2000 readiness. IEC has sought written assurance that third parties with significant relationships with IEC will be Year

2000 ready. As part of an extensive awareness effort, IEC is also communicating with its utility customers, regulatory agencies, elected and appointed government officials, and industry groups. IEC executives and account managers are also having discussions with IEC's largest customers to review their initiatives for Year 2000 readiness. IEC is also working closely with the North American Electric Reliability Council (NERC) and the Natural Gas Council to assist their efforts to make certain all system interconnections across regional areas are Year 2000 compliant.

Risks and Contingency Planning The systems which pose the greatest Year 2000 risks for IEC if the Year 2000 project is not successful are the telecommunications facilities and network systems as well as the information technology systems. The potential problems related to these systems include service interruptions, service order and billing delays and the resulting customer relations and cash flow issues. IEC is currently unable to quantify the financial impact of such contingencies if in fact they were to occur.

Even though IEC intends to complete the bulk of its Year 2000 remediation and testing activities by the end of March 1999 and has initiated Year 2000 communications with significant customers, key vendors, suppliers, and other parties material to IEC's operation, failures or delay in achieving Year 2000 compliance could significantly disrupt IEC's business. Therefore, IEC has initiated contingency planning to address alternatives in the event of a Year 2000 failure that occurs within IEC or where IEC is impacted by an external Year 2000 failure. The plan will address mission-critical processes, devices and systems and will include training, testing and rehearsal of procedures, and the need for installation of backup equipment as necessary. The goal is to have the contingency plan completed by mid-year 1999. As a member of Mid-America Interconnected Network, Inc. (MAIN), IEC is also working with the Operating
Committee Y2K Task Force which will expand existing emergency operating strategies for member company control centers to ensure rapid responses to any Year 2000-related electric system disturbances and will coordinate those strategies with other reliability organizations. MAIN is one of the 10 regional coordinating councils that make up NERC. IEC also belongs to the Mid-Continent Area Power Pool (MAPP), another one of the 10 NERC councils, and will be coordinating Year 2000 contingency planning with MAPP as well.

As part of its contingency planning process, NERC has scheduled two nation-wide electric utility industry drills in April 1999 and September 1999. These drills will focus on safe and reliable electrical system operations with the partial loss of telecommunications. In addition to these NERC drills, IEC will be conducting three additional internal drills. These will include a March 1999 table-top drill, a June 1999 functional drill and an August 1999 full-scale development drill where key employees will test and critique IEC's contingency plans.

Since early 1998, IEC has devoted a significant portion of its information technology resources to the Year 2000 project given the importance of such project to the continued operations of IEC. As a result, there have been some delays in implementing other information technology projects. The delays are simply a matter of timing and IEC does not currently believe that such delays will have a material adverse impact on its results of operations or financial position.

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

Labor Issues

The status of the collective bargaining agreements at each of the utilities is as follows at December 31, 1998:

                                                    IESU        WP&L        IPC
Number of collective bargaining agreements            6           1           3
Percentage of workforce covered by agreements        61          92          81

Eight agreements are scheduled to expire in 1999 and represent substantially all employees covered under collective bargaining agreements. These employees represent approximately 50% of all IEC employees. IEC has not experienced any significant work stoppage problems in the past. While negotiations have commenced, IEC is currently unable to predict the outcome of these negotiations.

Market Risk Sensitive Instruments and Positions

IEC, through its consolidated subsidiaries, has historically had only limited involvement with derivative financial instruments and has not used them for speculative purposes. They have been used to manage well-defined interest rate and commodity price risks.

WP&L and Alliant Energy Resources have historically entered into interest rate swap agreements to reduce the impact of changes in interest rates on its variable-rate debt. The total notional amount of interest rate swaps outstanding at WP&L and Alliant Energy Resources at December 31, 1998, was $30 million and $200 million, respectively. See Note 11(a) of the "Notes to Consolidated Financial Statements" for additional information.

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. In the past, IEC generally has not utilized derivative instruments designed to reduce its exposure to these price fluctuations and no such positions were outstanding at December 31, 1998. However, during 1999, IEC has entered into a limited amount of transactions involving a collar strategy for a portion of Whiting's gas production.

As discussed in Note 11(a) of the "Notes to Consolidated Financial Statements," from time to time WP&L utilizes gas commodity swap arrangements to mitigate the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current prices during the winter months. While it is not WP&L's intent to terminate the contracts currently in place, the impact of a termination of all the agreements outstanding at December 31, 1998, would have been an estimated gain of $0.8 million.

WP&L has entered into a weather insurance agreement which terminates March 31, 1999, for the purpose of hedging a portion of the risk associated with the changes in weather from normal conditions. Under this agreement, a payment will be made or received if the heating degree days from November 1, 1998 to March 31, 1999, fall outside certain pre-determined heating degree levels. The payment is limited to a maximum of $5 million. At December 31, 1998, the fair value of this agreement if it were terminated would have resulted in a payment to WP&L of an estimated $1.8 million.

In the course of Alliant Energy Resource's gas marketing activities, it enters into fixed-price sales commitments to customers and purchases the corresponding physical supplies at fixed prices from a third party provider to lock in the related margin on the sale. The risk associated with gas price fluctuations is managed by closely matching purchases from suppliers with the sales commitments to the customers. There were no derivative positions outstanding at December 31, 1998.

While IEC is exposed to credit risk when it enters into a hedging transaction, it has established procedures and policies designed to mitigate such risks due to a counterparty default. IEC utilizes a listing of approved counterparties and monitors the creditworthiness on an ongoing basis.

IEC's investments in China and New Zealand are valued in renminbi (RMB) and in New Zealand (NZ) dollars, respectively. As a result, these investments are subject to currency exchange risk when the investments are translated into U.S. dollars. During 1998, the RMB remained stable as compared to the U.S. dollar, however, the NZ dollar decreased in value in relation to the U.S. dollar. At December 31, 1998, IEC had a cumulative $7.9 million foreign currency translation loss recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets which primarily related to decreases in the NZ dollar in relation to the U.S. dollar.

At December 31, 1998, IEC had an investment in the stock of McLeod, a telecommunications company, valued at $320.3 million (based on a December 31, 1998 closing price of $31.25 per share and compared to a cost basis of $29.1 million). Pursuant to the applicable accounting rules, the carrying value of the investments are adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. IEC entered into an agreement in November 1998 with McLeod whereby IEC's ability to sell the McLeod stock is subject to various restrictions.

IEC has a 50% interest in an electricity trading joint venture with Cargill which is accounted for under the equity method of accounting. The joint venture's trading activities principally consist of marketing and trading over-the-counter contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future and require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The market risk exposure of the joint venture for its forward contracts outstanding at December 31, 1998, was not significant. In addition, Cargill has made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Guarantees of approximately $50 million have been issued of which approximately $5 million were outstanding at December 31, 1998. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by IEC and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

Accounting Pronouncements

In February 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 addresses, among other things, expensing versus capitalization of costs, accounting for the costs incurred in the upgrading of the software and amortizing the capitalized cost of software. This statement is effective for fiscal years beginning after December 15, 1998. IEC adopted the requirements of this statement in 1999 and such adoption did not have any significant impact on its financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. Costs of start-up activities and organization costs are required to be expensed as incurred. The statement is effective for periods beginning after December 15, 1998. IEC adopted the requirements of this statement in 1999 and such adoption did not have any significant impact on its financial statements.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. IEC anticipates that the adoption of EITF Issue 98-10 will not have a significant impact on IEC's financial statements based on its current operations.

Accounting for Obligations Associated with the Retirement of Long-Lived Assets

The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including IESU and WP&L, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for nuclear power plant decommissioning are changed, the annual provision for decommissioning could increase relative to 1998, and the estimated cost for decommissioning could be recorded as a liability (rather than as accumulated depreciation), with recognition of an increase in the cost of the related nuclear power plant. Assuming no significant change in regulatory treatment, IESU and WP&L do not believe that such changes, if required, would have an adverse effect on their financial position or results of operations due to their ability to recover decommissioning costs through rates.

Inflation

IEC, IESU and WP&L do not expect the effects of inflation at current levels to have a significant effect on their financial position or results of operations.

Environmental

The pollution abatement programs of IESU, WP&L, IPC and Alliant Energy Resources are subject to continuing review and are revised from time to time due to changes in environmental regulations, changes in construction plans and escalation of construction costs. While management cannot precisely forecast the effect of future environmental regulations on IEC's operations, it has taken steps to anticipate the future while also meeting the requirements of current environmental regulations.

The Clean Air Act Amendments of 1990 (Act) require emission reductions of sulfur dioxide (SO2), NOx and other air pollutants to achieve reductions of atmospheric chemicals believed to cause acid rain. IESU, WP&L and IPC have met the provisions of Phase I of the Act and are in the process of meeting the requirements of Phase II of the Act (effective in the year 2000). The Act also governs SO2 allowances, which are defined as an authorization for an owner to emit one ton of SO2 into the atmosphere. The companies are reviewing their options to ensure they will have sufficient allowances to offset their emissions in the future. The companies believe that the potential costs of complying with these provisions of Title IV of the Act will not have a material adverse impact on their financial position or results of operations.

The Act and other federal laws also require the EPA to study and regulate, if necessary, additional issues that potentially affect the electric utility industry, including emissions relating to ozone transport, mercury and particulate control as well as modifications to the polychlorinated biphenyl
(PCB) rules. In July 1997, the EPA issued final rules that would tighten the National Ambient Air Quality Standards for ozone and particulate matter emissions and in June 1998, the EPA modified the PCB rules. IEC cannot predict the long-term consequences of these rules on its results of operations or financial condition.

In October  1998,  the EPA issued a final rule  requiring  22 states,  including
Wisconsin, to modify their State Implementation Plans (SIPs) to address the ozone transport issue. The implementation of the rule will likely require WP&L to reduce its NOx emissions at all of its plants to .15 lbs/mmbtu by 2003. WP&L is currently evaluating various options to meet the emission levels. These options include fuel switching, operational modifications and capital investments. Based on existing technology, the preliminary estimates indicate that capital investments will be approximately $150 million. Refer to the "Rates and Regulatory Matters" section for a discussion of a filing WP&L made with the PSCW regarding rate recovery of these costs.

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

Pursuant to a separate routine internal review of plant operations, IESU determined that certain permit limits were exceeded in 1997 at one of its generating facilities in Cedar Rapids, Iowa. IESU has initiated discussions with its regulators on the matter and has proposed a compliance plan which includes equipment modifications and contemplates operational changes. On May 13, 1998, IESU received a citation from the Linn County Health Department alleging violations at the facility. IESU has negotiated a settlement agreement with the Linn County Health Department, resolving the matter for $30,000. The settlement was reviewed and approved by a local court with appropriate jurisdiction during the third quarter of 1998. On February 16, 1999, IESU received a letter from the Iowa Department of Natural Resources (IDNR) stating that IDNR will require the IESU customer served by this facility to obtain a PSD permit for the facility. IESU is currently evaluating the ramifications of this IDNR decision, and formulating a response. However, management believes that any likely actions resulting from this matter will not have a material adverse effect on IESU's financial position or results of operations.

In March 1998 and January 1999, IPC received Notices of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. On May 14, 1998, IPC received from the IDNR an inspection report and notice of violation addressing the same and other concerns as were raised by the environmental group. IPC responded to the environmental group on May 19, 1998, providing an evaluation of the alleged violations. IPC responded to the IDNR on June 26, 1998 with a plan of action addressing the IDNR's concerns. IPC responded to the environmental group again on February 22, 1999, stating that all of the alleged violations were either already resolved or invalid. While IPC believes that it has satisfied IDNR's concerns, it may be subject to a penalty for exceeding permit limits established for this facility, however, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

Pursuant to an internal review of operations, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa, may require a Clean Air Act Acid Rain permit and continuous emissions monitoring system (CEMS). IPC has initiated discussions with the regulators, has discontinued operation of the unit pending resolution of the issues, and will be installing a CEMS on the unit and will be applying for an Acid Rain permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility, and will potentially be installing CEMS and applying for Acid Rain permits for these units as well, pending the outcome of regulatory review. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permit previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

A global treaty has been negotiated that could require reductions of greenhouse gas emissions from utility plants. In November 1998, the United States signed the treaty and agreed with the other countries to resolve all remaining issues by the end of 2000. At this time, management is unable to predict whether the United States Congress will ratify the treaty. Given the uncertainty of the treaty ratification and the ultimate terms of the final regulations, management cannot currently estimate the impact the implementation of the treaty would have on IEC's operations.

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

See Notes 12(f) and 12(g) of the "Notes to Consolidated Financial Statements" for a further discussion of IEC's environmental issues.

Power Supply

The power supply concerns of 1997 have raised awareness of the electric system reliability challenges facing Wisconsin and the Midwest region. As a result, Wisconsin enacted electric reliability legislation in April 1998 (Wisconsin Reliability Act). The legislation has the goal of assuring reliable electric energy for Wisconsin. The new law, effective May 12, 1998, requires Wisconsin utilities to join a regional independent system operator for transmission by the year 2000, allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. As a requirement of the legislation, the PSCW completed a regional transmission constraint study. The PSCW is authorized to order construction of new transmission facilities, based on the findings of its constraint study, through December 31, 2004.

On September 24, 1997, the PSCW ordered WP&L and two other Wisconsin utilities to arrange for additional electric capacity to help maintain reliable service for their customers. In July 1998, IEC and Polsky Energy Corp. (Polsky) announced an agreement whereby Polsky would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 450 megawatts (MW) of electricity (reduced from earlier estimates of 525 MW due to NOx emissions limitations imposed by the Wisconsin Department of Natural Resources (WDNR)). Under the agreement, IEC will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. It is expected that this new power plant will be operational in June 2000. The PSCW issued an order dated December 18, 1998 approving the project.

Utility officials noted that it will take time for new transmission and power plant projects to be approved and built. While utility officials fully expect to meet customer demands in 1999, problems still could arise if there are unexpected power plant outages, transmission system outages or extended periods of extremely hot weather.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative  and Qualitative  Disclosures  About Market Risk are reported under
Item 7. MD&A "Other Matters - Market Risk Sensitive Instruments and Positions" and in the "Notes to Consolidated Financial Statements" under Notes 1(p), 10, 11 and 12(d).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Interstate Energy Corporation                                       Page Number
        Report of Management                                           62
        Report of Independent Public Accountants                       63
        Consolidated Statements of Income for the Years Ended
           December 31, 1998, 1997 and 1996                            64
        Consolidated Balance Sheets, December 31, 1998 and 1997        65
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                            67
        Consolidated Statements of Capitalization, December 31,
           1998 and 1997                                               68
        Consolidated Statements of Changes in Common Equity for the
           Years Ended December 31, 1998, 1997 and 1996                70
        Notes to Consolidated Financial Statements                     71

IES Utilities Inc.
        Report of Independent Public Accountants                       95
        Consolidated Statements of Income and Retained Earnings
           for the Years Ended December 31, 1998, 1997 and 1996        96
        Consolidated Balance Sheets, December 31, 1998 and 1997        97
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                            99
        Consolidated Statements of Capitalization, December 31,
           1998 and 1997                                               100
        Notes to Consolidated Financial Statements                     101

Wisconsin Power and Light Company
        Report of Independent Public Accountants                       109
        Consolidated Statements of Income and Retained Earnings for
           the Years Ended December 31, 1998, 1997 and 1996            110
        Consolidated Balance Sheets, December 31, 1998 and 1997        111
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                            113
        Consolidated Statements of Capitalization, December 31, 1998
           and 1997                                                    114
        Notes to Consolidated Financial Statements                     115

Refer to Note 16 of IEC's, IESU's and WP&L's "Notes to Consolidated Financial Statements" for the quarterly financial data required by this Item.

                          INTERSTATE ENERGY CORPORATION

                                FINANCIAL SECTION

        INTERSTATE ENERGY CORPORATION REPORT ON THE FINANCIAL INFORMATION

Interstate Energy Corporation management is responsible for the information and representations contained in the financial statements and in certain other sections of this Annual Report. The consolidated financial statements that follow have been prepared in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, management is responsible for the manner of presentation and for the reliability of the financial information. In fulfilling that responsibility, it is necessary for management to make estimates based on currently available information and judgments of current conditions and circumstances.

Through a well-developed system of internal controls, management seeks to ensure the integrity and objectivity of the financial information presented in this report. This system of internal controls is designed to provide reasonable assurance that the assets of the company are safeguarded and that the transactions are executed according to management's authorizations and are recorded in accordance with the appropriate accounting principles.

The Board of Directors participates in the financial information reporting process through its Audit Committee.






Erroll B. Davis Jr.
President and Chief Executive Officer
Interstate Energy Corporation




Thomas M. Walker
Executive Vice President and Chief Financial Officer
Interstate Energy Corporation




John E. Ebright
Vice President - Controller
Interstate Energy Corporation




January 29, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowners of Interstate Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Energy Corporation (a Wisconsin Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and changes in common equity for each of the three years in the period ended December 31, 1998. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate Energy Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Milwaukee, Wisconsin,
January 29, 1999

                          INTERSTATE ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                           Year Ended December 31,
                                                                 1998                1997                1996
--------------------------------------------------------------------------------------------------------------------
                                                                   (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                              $ 1,567,442         $ 1,515,753         $ 1,440,375
  Gas utility                                                       295,590             393,907             375,955
  Nonregulated and other                                            267,842             390,967             416,510
                                                           -----------------   -----------------    ----------------
                                                                  2,130,874           2,300,627           2,232,840
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                               297,685             280,558             256,609
  Purchased power                                                   255,332             256,306             231,014
  Cost of utility gas sold                                          166,453             259,222             240,324
  Other operation                                                   620,234             681,977             696,596
  Maintenance                                                       122,737             123,121             111,657
  Depreciation and amortization                                     279,505             259,663             232,363
  Taxes other than income taxes                                     105,626             103,397              98,838
                                                           -----------------   -----------------    ----------------
                                                                  1,847,572           1,964,244           1,867,401
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Operating income                                                    283,302             336,383             365,439
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                  129,363             122,563             113,321
  Allowance for funds used during construction                       (6,812)             (5,274)             (5,574)
  Preferred dividend requirements of subsidiaries                     6,699               6,693               6,687
  Miscellaneous, net                                                   (736)            (13,910)            (11,843)
                                                           -----------------   -----------------    ----------------
                                                                    128,514             110,072             102,591
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          154,788             226,311             262,848
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Income taxes                                                         58,113              81,733             105,760
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                    96,675             144,578             157,088
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss on disposal of subsidiary, net of applicable
  tax benefit of $575                                                     -                   -              (1,297)
                                                           -----------------   -----------------    ----------------
--------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 96,675           $ 144,578           $ 155,791
                                                           =================   =================    ================
--------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                          76,912              76,210              75,481
                                                           =================   =================    ================
--------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted):
  Income from continuing operations                                  $ 1.26              $ 1.90              $ 2.08
  Discontinued operations                                                 -                   -               (0.02)
                                                           -----------------   -----------------    ----------------
  Net income                                                         $ 1.26              $ 1.90              $ 2.06
                                                           =================   =================    ================
--------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                          INTERSTATE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
ASSETS                                                                           1998                 1997
-----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                  $ 4,866,152          $ 4,733,222
      Gas                                                                           515,074              495,155
      Other                                                                         409,711              366,395
                                                                           -----------------    -----------------
                                                                                  5,790,937            5,594,772
    Less - Accumulated depreciation                                               2,852,605            2,631,582
                                                                           -----------------    -----------------
                                                                                  2,938,332            2,963,190
    Construction work in progress                                                   119,032               86,511
    Nuclear fuel, net of amortization                                                44,316               55,777
                                                                           -----------------    -----------------
                                                                                  3,101,680            3,105,478
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $178,248 and $139,920, respectively            355,100              329,264
                                                                           -----------------    -----------------
                                                                                  3,456,780            3,434,742
                                                                           -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                31,827               27,329
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,518 and $2,400, respectively                                            102,966              123,545
    Other, less allowance for doubtful accounts
      of $490 and $224, respectively                                                 26,054               20,824
  Notes receivable                                                                   13,392               23,410
  Production fuel, at average cost                                                   54,140               40,656
  Materials and supplies, at average cost                                            53,490               49,845
  Gas stored underground, at average cost                                            26,013               32,364
  Regulatory assets                                                                  27,089               36,330
  Prepaid gross receipts tax                                                         22,222               22,153
  Other                                                                              30,767               35,786
                                                                           -----------------    -----------------
                                                                                    387,960              412,242
                                                                           -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Investments:
  Investment in McLeodUSA Inc.                                                      320,280              328,022
  Nuclear decommissioning trust funds                                               225,803              190,238
  Investment in foreign entities                                                     68,882               57,072
  Other                                                                              54,776               49,319
                                                                           -----------------    -----------------
                                                                                    669,741              624,651
                                                                           -----------------    -----------------
-----------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                 341,684              352,365
  Deferred charges and other                                                        103,172               99,550
                                                                           -----------------    -----------------
                                                                                    444,856              451,915
                                                                           -----------------    -----------------
Total assets                                                                    $ 4,959,337          $ 4,923,550
                                                                           =================    =================
-----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                          INTERSTATE ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                December 31,
CAPITALIZATION AND LIABILITIES                                           1998                  1997
-----------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                 $ 776                 $ 765
  Additional paid-in capital                                                 905,130               868,903
  Retained earnings                                                          537,372               581,376
  Accumulated other comprehensive income                                     163,017               173,512
                                                                   ------------------    ------------------
    Total common equity                                                    1,606,295             1,624,556
                                                                   ------------------    ------------------

  Cumulative preferred stock of subsidiaries, net                            113,498               113,369
  Long-term debt (excluding current portion)                               1,543,131             1,467,903
                                                                   ------------------    ------------------
                                                                           3,262,924             3,205,828
                                                                   ------------------    ------------------
-----------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                        63,414                18,329
  Variable rate demand bonds                                                  56,975                56,975
  Commercial paper                                                            64,500               114,500
  Notes payable                                                               51,784                42,000
  Capital lease obligations                                                   11,978                13,197
  Accounts payable                                                           204,297               192,634
  Accrued taxes                                                               84,921                78,923
  Other                                                                      111,685               133,233
                                                                   ------------------    ------------------
                                                                             649,554               649,791
                                                                   ------------------    ------------------

-----------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                          691,624               719,899
  Accumulated deferred investment tax credits                                 77,313                82,862
  Environmental liabilities                                                   68,399                70,955
  Customer advances                                                           37,171                36,619
  Capital lease obligations                                                   13,755                23,634
  Other                                                                      158,597               133,962
                                                                   ------------------    ------------------
                                                                           1,046,859             1,067,931
                                                                   ------------------    ------------------
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
-----------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                     $ 4,959,337           $ 4,923,550
                                                                   ==================    ==================
-----------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          INTERSTATE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                  1998             1997             1996
--------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Cash flows from operating activities:
  Net income                                                       $ 96,675        $ 144,578        $ 155,791
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Depreciation and amortization                                   279,505          259,663          232,363
    Amortization of nuclear fuel                                     17,869           18,308           21,336
    Amortization of deferred energy efficiency expenditures          27,083           15,786            6,669
    Deferred taxes and investment tax credits                       (27,720)         (11,661)          14,715
    Refueling outage provision                                       (4,001)           9,290           (6,374)
    Impairment of oil and gas properties                              9,678            9,902                -
    Impairment of regulatory assets                                   8,969                -                -
    Other                                                            (3,616)           5,468           (6,777)
  Other changes in assets and liabilities:
    Accounts receivable                                              15,349           18,638          (13,935)
    Notes receivable                                                 10,018           (3,621)          14,663
    Production fuel                                                 (13,484)           2,814              271
    Materials and supplies                                           (3,645)            (874)           5,615
    Gas stored underground                                            6,351           (6,603)          (4,170)
    Accounts payable                                                 11,663          (27,726)          33,505
    Accrued taxes                                                     5,998           13,375          (11,676)
    Benefit obligations and other                                    31,070           16,152            9,280
                                                             ---------------   --------------   --------------
       Net cash flows from operating activities                     467,762          463,489          451,276
                                                             ---------------   --------------   --------------
--------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends declared                                (140,679)        (145,631)        (143,344)
    Dividends payable                                               (15,458)             285              310
    Proceeds from issuance of common stock                           33,832           15,535           17,393
    Net change in Alliant Energy Resources, Inc. credit
     facility                                                        70,492            9,908           47,860
    Proceeds from issuance of other long-term debt                   77,544          295,000           61,370
    Reductions in other long-term debt                              (27,663)        (146,590)         (20,679)
    Net change in short-term borrowings                             (40,216)        (109,884)          16,654
    Principal payments under capital lease obligations              (13,250)         (12,964)         (19,108)
    Other                                                            (2,333)          (2,410)          (2,336)
                                                             ---------------   --------------   --------------
        Net cash flows used for financing activities                (57,731)         (96,751)         (41,880)
                                                             ---------------   --------------   --------------
--------------------------------------------------------------------------------------------------------------
Cashflows used for investing activities:
   Construction and acquisition
    expenditures:
       Utility                                                     (269,133)        (256,760)        (297,196)
       Other                                                       (102,925)         (71,280)        (115,078)
    Deferred energy efficiency expenditures                               -          (13,344)         (24,792)
    Nuclear decommissioning trust funds                             (20,305)         (17,435)         (15,994)
    Proceeds from disposition of assets                              16,677           15,993           69,838
    Shared savings expenditures                                     (27,780)         (17,610)          (5,196)
    Other                                                            (2,067)          (1,790)         (18,026)
                                                             ---------------   --------------   --------------
       Net cash flows used for investing activities                (405,533)        (362,226)        (406,444)
                                                             ---------------   --------------   --------------
--------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                   4,498            4,512            2,952
                                                             ---------------   --------------   --------------
--------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period           27,329           22,817           19,865
                                                             ---------------   --------------   --------------
--------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period               $ 31,827         $ 27,329         $ 22,817
                                                             ===============   ==============   ==============
--------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Cash paid during the period for:
       Interest                                                   $ 126,376        $ 117,255        $ 107,970
                                                             ===============   ==============   ==============
       Income taxes                                                $ 84,916         $ 69,272        $ 111,006
                                                             ===============   ==============   ==============
    Noncash investing and financing activities:
       Capital lease obligations incurred                           $ 1,426         $ 16,781         $ 14,281
                                                             ===============   ==============   ==============
--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                          INTERSTATE ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                      December 31,
                                                                                1998                1997
---------------------------------------------------------------------------------------------------------------
                                                                           (in thousands, except share amounts)
Common equity:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 77,630,043 and 76,481,102 shares, respectively                       $ 776               $ 765
  Additional paid-in capital                                                       905,130             868,903
  Retained earnings                                                                537,372             581,376
  Accumulated other comprehensive income                                           163,017             173,512
                                                                           ----------------    ----------------
                                                                                 1,606,295           1,624,556
                                                                           ----------------    ----------------

---------------------------------------------------------------------------------------------------------------
Cumulative preferred stock of subsidiaries:
  Par/Stated      Authorized       Shares                     Mandatory
     Value          Shares      Outstanding      Series       Redemption
     $ 100            *           449,765     4.40% - 6.20%       No                44,977              44,977
     $ 25             *           599,460         6.50%           No                14,986              14,986
     $ 50          466,406        366,406     4.30% - 6.10%       No                18,320              18,320
     $ 50             **          216,381     4.36% - 7.76%       No                10,819              10,819
     $ 50             **          545,000         6.40%           Yes ***           27,250              27,250
                                                                           ----------------    ----------------
                                                                                   116,352             116,352
    Less:  unamortized expenses                                                     (2,854)             (2,983)
                                                                           ----------------    ----------------
                                                                                   113,498             113,369
                                                                           ----------------    ----------------
*    3,750,000 authorized shares in total
**   2,000,000 authorized shares in total
***  $53.20 mandatory redemption price

---------------------------------------------------------------------------------------------------------------
Long-term debt:
  IES Utilities Inc. -
    Collateral Trust Bonds:
      7.65% series, due 2000                                                        50,000              50,000
      7.25% series, due 2006                                                        60,000              60,000
      6-7/8% series, due 2007                                                       55,000              55,000
      6% series, due 2008                                                           50,000              50,000
      7% series, due 2023                                                           50,000              50,000
      5.5% series, due 2023                                                         19,400              19,400
                                                                           ----------------    ----------------
                                                                                   284,400             284,400
    First Mortgage Bonds:
      Series Y, 8-5/8%, due 2001                                                    60,000              60,000
      Series Z, 7.6%, due 1999                                                      50,000              50,000
      9-1/8% series, due 2001                                                       21,000              21,000
      7-1/4% series, due 2007                                                       30,000              30,000
                                                                           ----------------    ----------------
                                                                                   161,000             161,000
    Pollution control obligations:
      5.75%, due serially 1999 to 2003                                               3,136               3,276
      5.95%, retired in 1998                                                             -              10,000
      Variable rate (4.20% at December 31, 1998), due 2000 to 2010                  11,100              11,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                10,000                   -
                                                                           ----------------    ----------------
                                                                                    24,236              24,376
    Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                   50,000              50,000
    Senior Debentures, 6-5/8%, due 2009                                            135,000             135,000
                                                                           ----------------    ----------------
        Total IES Utilities Inc.                                                   654,636             654,776
                                                                           ----------------    ----------------


                          INTERSTATE ENERGY CORPORATION
              CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)

                                                                                      December 31,
                                                                                1998                1997
---------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
  Wisconsin Power and Light Company -
    First Mortgage Bonds:
      Series L, 6.25%, retired in 1998                                                 $ -             $ 8,899
      1984 Series A, variable rate (3.85% at December 31, 1998), due 2014            8,500               8,500
      1988 Series A, variable rate (4.20% at December 31, 1998), due 2015           14,600              14,600
      1990 Series V, 9.3%, due 2025                                                 27,000              27,000
      1991 Series A-D, variable rate (5.15% at December 31, 1998),
        due 2000 to 2015                                                            33,875              33,875
      1992 Series W, 8.6%, due 2027                                                 90,000              90,000
      1992 Series X, 7.75%, due 2004                                                62,000              62,000
      1992 Series Y, 7.6%, due 2005                                                 72,000              72,000
                                                                           ----------------    ----------------
                                                                                   307,975             316,874
    Unsecured Debt:
      Debentures, 7%, due 2007                                                     105,000             105,000
      Debentures, 5.7%, due 2008                                                    60,000                   -
                                                                           ----------------    ----------------
        Total Wisconsin Power and Light Company                                    472,975             421,874
                                                                           ----------------    ----------------

  Interstate Power Company -
    First Mortgage Bonds:
      8% series, due 2007                                                           25,000              25,000
      8-5/8% series, due 2021                                                       25,000              25,000
      7-5/8% series, due 2023                                                       94,000              94,000
                                                                           ----------------    ----------------
                                                                                   144,000             144,000
    Pollution Control Revenue Bonds:
      5.95%, retired in 1998                                                             -               5,850
      6-3/8%, due serially 1999 to 2007                                             10,950              11,400
      5.75%, due 2003                                                                1,000               1,000
      6.25%, due 2009                                                                1,000               1,000
      6.30%, due 2010                                                                5,600               5,600
      6.35%, due 2012                                                                5,650               5,650
      Variable/fixed rate series 1998 (4.30% through 2003),
       due 2005 to 2008                                                              4,950                   -
                                                                           ----------------    ----------------
                                                                                    29,150              30,500
                                                                           ----------------    ----------------
        Total Interstate Power Company                                             173,150             174,500
                                                                           ----------------    ----------------

  Alliant Energy Resources, Inc. -
    Credit facility (5.15% - 5.85% at December 31, 1998)                           252,505             182,013
    Multifamily Housing Revenue Bonds issued by various housing and
      community development authorities, 4.20% - 7.55%, due 2004 to 2024            35,494              36,503
    Other subsidiaries' debt, 0% - 10.75%, due 1999 to 2042                         57,579              56,795
                                                                           ----------------    ----------------
        Total Alliant Energy Resources, Inc.                                       345,578             275,311
                                                                           ----------------    ----------------

  Interstate Energy Corporation -
    8.59% Senior notes, due 2004                                                    24,000              24,000
                                                                           ----------------    ----------------
                                                                                 1,670,339           1,550,461
                                                                           ----------------    ----------------
  Less:
    Current maturities                                                             (63,414)            (18,329)
    Variable rate demand bonds                                                     (56,975)            (56,975)
    Unamortized debt premium and (discount), net                                    (6,819)             (7,254)
                                                                           ----------------    ----------------
Total long-term debt                                                             1,543,131           1,467,903
                                                                           ----------------    ----------------

---------------------------------------------------------------------------------------------------------------

Total capitalization                                                           $ 3,262,924         $ 3,205,828
                                                                           ================    ================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                          INTERSTATE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

                                                                                                     Accumulated
                                                                      Additional                        Other           Total
                                                        Common         Paid-In        Retained       Comprehensive      Common
                                                         Stock         Capital        Earnings      Income (Loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
1996:
Beginning balance                                            $ 750      $ 832,670       $ 569,982              $ -    $ 1,403,402

 Comprehensive income:
   Net income                                                                             155,791                         155,791
   Other comprehensive loss net of tax:
       Minimum pension liability adjustment (a)                                                               (809)          (809)
                                                                                                                     -------------
   Total comprehensive income                                                                                             154,982

 Common stock dividends                                                                  (143,344)                       (143,344)
 Common stock issued                                             8         18,447                                          18,455
 Treasury stock                                                              (269)                                           (269)
                                                     --------------  -------------  --------------  ---------------  -------------
Ending balance                                                 758        850,848         582,429             (809)     1,433,226

1997: Comprehensive income:
   Net income                                                                             144,578                         144,578
   Other comprehensive income (loss):
       Unrealized gain on securities, net of tax (b)                                                       174,688        174,688
       Foreign currency translation adjustment                                                                 (20)           (20)
       Minimum pension liability adjustment, net of tax (a)                                                   (347)          (347)
                                                                                                                     -------------
   Total comprehensive income                                                                                             318,899

 Common stock dividends                                                                  (145,631)                       (145,631)
 Common stock issued                                             7         18,138                                          18,145
 Treasury stock                                                               (83)                                            (83)
                                                     --------------  -------------  --------------  ---------------  -------------
Ending balance                                                 765        868,903         581,376          173,512      1,624,556

1998: Comprehensive income:
   Net income                                                                              96,675                          96,675
   Other comprehensive income (loss):
       Unrealized loss on securities, net of tax (b)                                                        (4,589)        (4,589)
       Foreign currency translation adjustment                                                              (7,062)        (7,062)
       Minimum pension liability adjustment, net of tax (a)                                                  1,156          1,156
                                                                                                                     -------------
   Total comprehensive income                                                                                              86,180

 Common stock dividends                                                                  (140,679)                       (140,679)
 Common stock issued                                            11         36,263                                          36,274
 Treasury stock                                                               (36)                                            (36)
                                                     --------------  -------------  --------------  ---------------  -------------
Ending balance                                               $ 776      $ 905,130       $ 537,372        $ 163,017    $ 1,606,295
                                                     ==============  =============  ==============  ===============  =============

----------------------------------------------------------------------------------------------------------------------------------

(a) Net of tax expense  (benefit) of $(565),  $(243) and $808 in 1996,  1997 and
    1998, respectively.
(b) Net of tax expense (benefit) of $124,271 and $(3,218) in 1997 and 1998, respectively.


The accompanying Notes to Condolidated Financial Statements are an intergral part of these statements.


                          INTERSTATE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) General -

The Consolidated Financial Statements include the accounts of Interstate Energy Corporation (IEC) and its consolidated subsidiaries. IEC resulted from the April 1998 merger between WPL Holdings, Inc. (WPLH), IES Industries Inc. (IES) and Interstate Power Company (IPC) (refer to Note 2 for a discussion of the merger). IEC is an investor-owned holding company currently doing business as Alliant Energy Corporation whose subsidiaries are IES Utilities Inc. (IESU), Wisconsin Power and Light Company (WP&L), IPC, Alliant Energy Resources, Inc. (Alliant Energy Resources) and Alliant Energy Corporate Services, Inc. (Alliant Energy Corporate Services). IESU, WP&L and IPC are engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water and steam services in selective markets. The principal markets of IESU, WP&L and IPC are located in Iowa, Wisconsin, Minnesota and Illinois. Alliant Energy Resources (through its numerous direct and indirect subsidiaries) provides energy products and services to domestic and international markets; provides industrial services including environmental, engineering and transportation services; invests in affordable housing initiatives; and invests in various other strategic initiatives. Alliant Energy Corporate Services is the subsidiary formed to provide administrative services to IEC and its subsidiaries as required under the Public Utility Holding Company Act of 1935 (PUHCA).

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting IESU, WP&L and IPC, have been eliminated from the Consolidated Financial Statements. Such energy-related transactions are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The financial statements are prepared in conformity with generally accepted accounting principles, which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission
(FERC) and state commissions having regulatory jurisdiction.

Unconsolidated investments for which IEC has at least a 20% voting interest are generally accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for IEC's equity in net income or loss, which is included in "Miscellaneous, net" in the Consolidated Statements of Income and decreased for any dividends received. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

The preparation of the financial statements requires management to make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified on a basis consistent with the current year presentation.

    (b) Regulation -

IEC is a registered public utility holding company subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA. IESU, WP&L and IPC are subject to regulation by the FERC and their respective state regulatory commissions (Iowa Utilities Board (IUB), Public Service Commission of Wisconsin
(PSCW), Minnesota Public Utilities Commission (MPUC) and Illinois Commerce Commission (ICC)).

    (c) Regulatory Assets -

IESU, WP&L and IPC are subject to the provisions of Statement of Financial Accounting Standards, "Accounting for the Effects of Certain Types of
Regulation" (SFAS 71). SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for unregulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. At December 31, 1998 and 1997, regulatory assets of $368.8 million and $388.7 million, respectively, were comprised of the following items (in millions):

                                                  IESU                     WP&L                     IPC
                                           --------------------    ---------------------    ------------------
                                             1998       1997         1998       1997         1998      1997
                                           ---------- ---------    ---------- ----------    -------- ---------
Tax-related (Note 1(d))                       $81.4      $80.3       $49.3       $55.5        $29.8    $29.7
Energy efficiency program costs                39.8       59.4        53.5        29.5         25.9     30.0
Environmental liabilities (Note 12(f))         35.2       42.9        19.5        22.2         17.5      6.2
Other                                           5.0       17.0        11.2        13.6          0.7      2.4
                                           ---------- ---------    ---------- ----------    -------- ---------
Total                                        $161.4     $199.6      $133.5      $120.8        $73.9    $68.3

                                           ========== =========    ========== ==========    ======== =========

Refer to the individual notes referenced above for a further discussion of certain items reflected in regulatory assets. Regulators allow IESU and IPC to earn a return on energy efficiency program costs but not on the other regulatory assets. In Wisconsin, WP&L is allowed to earn a return on all regulatory assets other than those associated with manufactured gas plants (MGP).

If a portion of IESU's, WP&L's or IPC's operations become no longer subject to the provisions of SFAS 71 as a result of competitive restructuring or otherwise, a write-down of related regulatory assets would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, IESU, WP&L or IPC would be required to determine any impairment to other assets and write-down such assets to their fair value.

    (d) Income Taxes -

IEC follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for all temporary differences between the tax basis of assets and liabilities and the amounts reported in the financial statements. Deferred taxes are recorded using currently enacted tax rates as shown in Note 6.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. As part of the affordable housing business, IEC is eligible to claim affordable housing credits. These tax credits reduce current federal taxes to the extent IEC has consolidated taxes payable.

Consistent with Iowa rate making practices for IESU and IPC, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment). As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IESU and IPC have recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WP&L established a regulatory asset associated with temporary differences occurring prior to August 1991, which is recovered through rates.

    (e) Common Shares Outstanding -

The weighted average common shares outstanding used in the calculation of basic earnings per share for IEC were 76,912,219; 76,209,935 and 75,480,539 for 1998,
1997 and 1996, respectively. The common stock shares used for calculating diluted earnings per share for IEC were 76,928,631; 76,212,073 and 75,484,281 for 1998, 1997 and 1996, respectively.

    (f) Temporary Cash Investments -

Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days from the date of acquisition.

    (g) Depreciation of Utility Property, Plant and Equipment -

IESU, WP&L and IPC use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The remaining life of the Duane Arnold Energy Center (DAEC), IESU's nuclear generating facility, is based on the Nuclear Regulatory Commission (NRC) license life of 2014. The remaining life of the Kewaunee Nuclear Power Plant (Kewaunee), of which WP&L is a co-owner, is based on the PSCW approved revised end-of-life of 2002 (prior to May 1997 the calculation was based on the NRC license life of 2013). Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed in Note 12(h). WP&L implemented higher depreciation rates effective January 1, 1997. The average rates of depreciation for electric and gas properties of IESU, WP&L and IPC, consistent with current rate making practices, were as follows:

                            IESU                                 WP&L                                  IPC
              ----------------------------------   ----------------------------------    ---------------------------------
                1998        1997        1996         1998        1997        1996           1998       1997       1996
              ---------- ----------- -----------   ---------- ----------- -----------    ----------- ---------- ----------
Electric        3.5%        3.5%        3.5%         3.6%         3.6%       3.3%           3.6%       3.6%       3.6%
Gas             3.5%        3.5%        3.5%         3.8%         3.8%       3.7%           3.4%       3.4%       3.4%

    (h) Property, Plant and Equipment -

Utility plant (other than acquisition adjustments at IESU of $26.8 million, net of accumulated amortization, recorded at cost) is recorded at original cost, which includes overhead and administrative costs and an allowance for funds used during construction (AFUDC). The AFUDC, which represents the cost during the construction period of funds used for construction purposes, is capitalized as a component of the cost of utility plant. The amount of AFUDC applicable to debt funds and to other (equity) funds, a non-cash item, is computed in accordance with the prescribed FERC formula. These capitalized costs are recovered in rates as the cost of the utility plant is depreciated. The aggregate gross rates used were as follows:
                        1998                 1997                 1996
                 -------------------   ------------------  -------------------
         IESU           8.9%                 6.7%                 5.5%
         WP&L           5.2%                 6.2%                10.2%
         IPC            7.0%                 6.0%                 5.8%

Other  property,  plant  and  equipment  is  recorded  at  original  cost.  Upon retirement or sale of other property and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in "Miscellaneous, net" in the Consolidated Statements of Income. Normal repairs, maintenance and minor items of utility plant and other property, plant and equipment are expensed. Ordinary retirements of utility plant, including removal costs less salvage value, are charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized.

    (i) Restatement  of  Consolidated   Financial   Statements  /  Oil  and  Gas
        Properties -

During the third quarter of 1998, IEC's oil and gas subsidiary, Whiting Petroleum Corporation (Whiting), changed its accounting method for oil and gas properties from the full cost method to the successful efforts method. While both methods are acceptable under generally accepted accounting principles, successful efforts is the preferred method. Management believes that the successful efforts method more accurately presents the results of Whiting's exploration, development and production activities and minimizes asset impairments caused by temporary declines in oil and gas prices, which may not be representative of overall or long-term markets or management's estimate of fair market value. As a result, impairments will only be recognized under the successful efforts method when there has been a permanent decline in the fair value of the oil and gas properties. As required by generally accepted accounting principles, all prior period financial statements of IEC presented herein have been restated to reflect the change in accounting method.

Under the successful efforts method of accounting, Whiting capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Unproved leasehold costs are capitalized and are reviewed periodically for impairment. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive and other exploration costs, including geological and geophysical costs, are expensed as incurred. Depreciation, depletion and amortization of proved oil and gas properties is determined on a field-by-field basis using the unit-of-production method over the life of the remaining proved reserves. Estimated costs (net of salvage value) of site remediation, including offshore platform dismantlement, are included in the depreciation and depletion calculation. Proved oil and gas properties are reviewed on a field-by-field basis whenever events or circumstances indicate that the carrying value of such properties may be impaired.

The cumulative effect of the restatement at January 1, 1994, was an after-tax reduction in retained earnings of $2.7 million. The restated net income amounts for 1994 through 1997 are as follows (in thousands):

                                                          1997         1996         1995         1994
                                                       ------------ ------------ ------------ ------------
Net income prior to restatement                          $ 154,290    $ 158,675    $ 147,806    $ 150,281
Adjustment for change in accounting method for
   oil and gas properties from the full cost method
   to the successful efforts method
                                                           (9,712)      (2,884)      (1,835)      (4,391)
                                                       ------------ ------------ ------------ ------------
Restated net income                                      $ 144,578    $ 155,791    $ 145,971    $ 145,890
                                                       ============ ============ ============ ============

The restated earnings per average common share (basic and diluted) for 1994 through 1997 are as follows:

                                                          1997         1996         1995         1994
                                                       ------------ ------------ ------------ ------------
Earnings per average common share prior
   to restatement (basic and diluted)                       $ 2.02       $ 2.10       $ 1.97       $ 2.04
Adjustment for change in accounting method for
   oil and gas properties from the full cost method
   to the successful efforts method                         (0.12)       (0.04)       (0.02)       (0.06)
                                                       ------------ ------------ ------------ ------------
Restated earnings per average common
   share (basic and diluted)                                $ 1.90       $ 2.06       $ 1.95       $ 1.98
                                                       ============ ============ ============ ============

    (j) Operating Revenues -

IEC accrues revenues for services rendered but unbilled at month-end in order to more properly match revenues with expenses.

In accordance with an order from the PSCW, effective January 1, 1998, off-system gas sales for WP&L are included in the Consolidated Statements of Income as a reduction of the cost of gas sold rather than as gas revenues. In 1997, off-system gas sales were included in the Consolidated Statements of Income as gas revenue.

    (k) Utility Fuel Cost Recovery -

IESU's and IPC's tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel and purchased energy and in the cost of natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in "Electric and steam production fuels" and "Cost of utility gas sold" in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current asset or current liability, pending automatic reflection in future billings to customers. At IESU and IPC, purchased capacity costs are not recovered from electric customers through energy adjustment clauses. Recovery of these costs must be addressed in base rates in a formal rate proceeding.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules,

Wisconsin utilities can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. WP&L has a gas performance incentive which includes a sharing mechanism whereby 40% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WP&L rather than refunded to or recovered from customers.

    (l) Nuclear Refueling Outage Costs -

The IUB allows IESU to collect, as part of its base revenues, funds to offset other operating and maintenance expenditures incurred during refueling outages at DAEC. As these revenues are collected, an equivalent amount is charged to other operating and maintenance expenses with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WP&L as incurred.

    (m) Nuclear Fuel -

Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for the generation of electric energy, plus the lessor's interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for the generation of electricity. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatt-hours generated.

    (n) Translation of Foreign Currency -

Assets and liabilities of international investments where the local currency is the functional currency have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income.

    (o) Comprehensive Income -

On January 1, 1998, IEC adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires reporting a total for comprehensive income which includes, in addition to net income: (1) unrealized holding gains/losses on securities classified as available-for-sale under SFAS 115; (2) foreign currency translation adjustments accounted for under SFAS 52; and (3) minimum pension liability adjustments made pursuant to SFAS 87. Refer to the "Consolidated Statements of Changes in Common Equity" for additional information regarding comprehensive income.

    (p) Derivative Financial Instruments -

From time to time, IEC enters into interest rate swaps to reduce exposure to interest rate fluctuations in connection with short and variable rate long-term debt issues. The swap's cash flows correspond with those of the underlying exposures. The related costs associated with these agreements are amortized over their respective lives as components of interest expense.

IEC, through its consolidated subsidiaries, currently utilizes derivative financial and commodity instruments to reduce price risk inherent in its gas and electric activities on a very limited basis and such instruments may not be used for trading purposes. The costs or benefits associated with any such hedging activities are recognized when the related purchase or sale transactions are completed.

(2) MERGER:

On April 21, 1998, IES, WPLH and IPC completed a three-way merger (Merger) forming IEC. Each outstanding share of common stock of IES, WPLH and IPC was exchanged for 1.14, 1.0 and 1.11 shares, respectively, of IEC common stock resulting in the issuance of approximately 77 million shares of IEC common stock, $.01 par value per share. The outstanding debt and preferred stock securities of IEC and its subsidiaries were not affected by the Merger. In connection with the Merger, the number of authorized shares of IEC common stock was increased to 200,000,000.

The Merger was accounted for as a pooling of interests and the accompanying Consolidated Financial Statements, along with the related notes, are presented as if the companies were combined as of the earliest period presented. As part of the pooling, the accrued pension liability (and offsetting regulatory asset), of IES was recomputed using the method used by WPLH and IPC to recognize deferred asset gains. In addition, IPC adopted unbilled revenues as part of the pooling to conform to the revenue accounting method used by WPLH and IES. Neither of these adjustments had any income statement impact for the periods presented in this report.

Operating revenues and net income for the three months ended March 31, 1998, and for the years ended December 31, 1997, and December 31, 1996, were as follows (in millions):

                                              WPLH              IES             IPC             IEC
                                           ------------     ------------    ------------    -------------
Three months ended March 31, 1998
   Operating revenues                         $229.5           $241.7           $85.1           $556.3
   Net income                                  $15.8             $8.1            $5.0            $28.9

Year ended December 31, 1997
   Operating revenues                         $978.7           $990.1          $331.8         $2,300.6
   Net income                                  $61.3            $56.6           $26.7           $144.6

Year ended December 31, 1996
   Operating revenues                         $932.8           $973.9          $326.1         $2,232.8
   Net income                                  $71.9            $58.0           $25.9           $155.8

The financial results of IES have been restated for all periods presented to reflect a change in accounting method for Whiting's oil and gas properties implemented in the third quarter of 1998 from the full cost method to the successful efforts method. See Note 1(i) for additional information. In addition, the operating revenues of WPLH and IES for the 1998 and 1997 periods presented have been adjusted to reflect the financial results of a joint venture between the two companies as a consolidated subsidiary.

(3) LEASES:

IESU has a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. Future purchases of fuel may also be added to the fuel lease. This lease provides for annual one-year extensions and IESU intends to continue exercising such extensions. Interest costs under the lease are based on commercial paper costs incurred by the lessor. IESU is responsible for the payment of taxes, maintenance, operating cost, risk of loss and insurance relating to the leased fuel. The lessor has a $45 million credit agreement with a bank supporting the nuclear fuel lease. The agreement continues on a year-to-year basis, unless either party provides at least a three-year notice of termination; no such notice of termination has been provided by either party. Annual nuclear fuel lease expenses (included in "Electric and steam production fuels" in the Consolidated Statements of Income) for 1998, 1997 and 1996 were $14.2 million, $16.6 million and $18.2 million, respectively.

IEC's operating lease rental expenses for 1998, 1997 and 1996 were $21.6 million, $20.3 million and $20.0 million, respectively. IEC's future minimum lease payments by year are as follows (in thousands):

                                                  Capital            Operating
      Year                                         Leases             Leases
      -------------------------------------    ---------------   ---------------
      1999                                     $      12,293     $       23,075
      2000                                             8,051             19,743
      2001                                             4,338             14,183
      2002                                             2,674              9,649
      2003                                               561              7,333
      Thereafter                                         141             29,961
                                               ---------------
                                                                 ---------------
                                                      28,058     $       103,944
                                                                 ===============
      Less:  Amount representing interest              2,325
                                               ---------------
      Present value of net minimum
          capital lease payments               $      25,733
                                               ===============

(4) UTILITY ACCOUNTS RECEIVABLE:

Utility customer accounts receivable, including unbilled revenues, arise primarily from the sale of electricity and natural gas. At December 31, 1998, IEC was serving a diversified base of residential, commercial and industrial customers and did not have any significant concentrations of credit risk.

Separate accounts receivable financing arrangements exist for two of IEC's utility subsidiaries, IESU and WP&L, which are similar in most important aspects. In both cases, the utility subsidiaries sell up to a pre-determined maximum amount of accounts receivable to a financial institution on a limited recourse basis, including sales to customers and to other public, municipal and cooperative utilities, as well as billings to the co-owners of the jointly-owned electric generating plants that the utility subsidiaries operate. The amounts are discounted at the then-prevailing market rate and additional administrative fees are payable according to the activity levels undertaken. All billing and collection functions remain the responsibility of the respective utilities. Specifics of the two agreements include (dollars in millions):

                                                        IESU            WP&L
                                                    --------------   -----------
   Year agreement expires                               1999            1999
   Maximum amount of receivables that can be sold        $65            $150
   Effective 1998 all-in cost                           6.02%          5.95%
   Average monthly sale of receivables    - 1998         $63            $83
                                          - 1997         $65            $92
   Receivables sold at December 31, 1998                 $55            $75

(5) INVESTMENTS:

    (a) McLeodUSA Inc. (McLeod) -

At  December  31,  1998,  IEC  had  the  following   investment  in  McLeod,   a
telecommunications company (in millions):

                                   Shares      Cost       Fair Market Value
                                 ----------- ---------- -------------------
   Class A common stock              9.0       $ 29.1          $ 282.0
   Unexercised vested options,
       net of cost to exercise       1.3            -             38.3
                                 ----------- ---------- -------------------
                                    10.3        $ 29.1          $ 320.3
                                 =========== ========== ===================

Pursuant to the provisions of SFAS 115, IEC's investment in McLeod is considered an available-for-sale security thus the carrying value of the investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustment does not impact earnings as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the Consolidated Balance Sheets. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. IEC entered into an agreement in November 1998 with McLeod
whereby   IEC's  ability  to  sell  the  McLeod  stock  is  subject  to  various restrictions.

    (b) Foreign Entities -

At December 31, 1998, IEC had $68.9 million of investments in foreign entities on its Consolidated Balance Sheets that included: 1) investments in several generation facilities in China; 2) investments in several New Zealand utility entities; and 3) an investment in an international venture capital fund. IEC accounts for the China investments under the equity method and the other investments under the cost method. The geographic concentration of IEC's investments in foreign entities at December 31, 1998, included investments of approximately $36.1 million in China, $32.3 million in New Zealand and $0.5 million in other countries.

(6) INCOME TAXES:

The components of federal and state income taxes for IEC for the years ended December 31 were as follows (in millions):

                                                1998                1997                1996
                                           ---------------      --------------     ---------------
Current tax expense                        $     92.5           $   99.6           $     96.9
Deferred tax expense                            (22.2)              (6.1)                20.3
Amortization of investment tax credits           (5.6)              (5.6)                (5.6)
Affordable housing tax credits                   (6.6)              (6.2)                (5.8)
                                           ---------------      --------------     ---------------
                                           $     58.1           $   81.7           $    105.8
                                           ===============      ==============     ===============

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes and preferred dividend requirements of subsidiaries.

                                                            1998               1997                1996
                                                        --------------     --------------      -------------
Statutory federal income tax rate                           35.0%               35.0%              35.0%
    State income taxes, net of federal benefits              8.0                 6.4                6.5
    Affordable housing tax credits                          (4.1)               (2.7)              (2.2)
    Amortization of investment tax credits                  (3.4)               (2.4)              (2.1)
    Adjustment of prior period taxes                        (0.4)               (2.2)               1.0
    Merger expenses                                          2.4                 0.5                1.2
    Oil and gas production credits                          (1.6)               (0.6)              (0.5)
    Other items, net                                         0.1                 1.1                0.3
                                                        --------------     --------------      -------------
Overall effective income tax rate                           36.0%               35.1%              39.2%
                                                        ==============     ==============      =============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                                  1998              1997
                                             ---------------    --------------
        Property related                  $        677.7     $       654.7
        McLeod investment                          121.1             124.3
        Investment tax credit related              (43.0)            (46.1)
        Decommissioning related                    (33.4)            (31.7)
        Other                                      (30.8)             18.7
                                             ---------------    --------------
                                          $        691.6     $       719.9
                                             ===============    ==============

(7) BENEFIT PLANS:

    (a) Pension Plans and Other Postretirement Benefits -

IEC adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. IEC has several non-contributory defined benefit pension plans that cover substantially all of its employees who are subject to a collective bargaining agreement. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Eligible employees of IEC that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. During each year of service, IEC credits each participant's account with a benefit credit equal to 5% of base pay as well as a guaranteed minimum interest credit equal to 4%. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. IEC's policy is to fund all of the pension plans at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and that does not exceed the maximum tax deductible amount for the year.

IEC also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and, in some cases, retiree life insurance. IESU's and IPC's funding of other postretirement benefits generally approximates the annual rate recovery of such costs, while WP&L's funding generally approximates the maximum tax deductible amount on an annual basis.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                  Qualified Pension Benefits          Other Postretirement Benefits
                                              ----------------------------------- --------------------------------------
                                                 1998        1997        1996        1998        1997         1996
                                              ----------- ----------- ----------- ----------- ----------- --------------
Discount rate                                   6.75%       7.25%       7.50%       6.75%       7.25%         7.50%
Expected return on plan assets                    9%         8-9%        8-9%         9%         8-9%         8-9%
Rate of compensation increase                  3.5-4.5%    3.5-5.0%    3.5-5.0%      3.5%        3.5%       3.5%-4.5%
Medical cost trend on covered charges:
      Initial trend range                        N/A         N/A         N/A          8%          8%          8-9%
      Ultimate trend range                       N/A         N/A         N/A       5.0-6.0%    5.0-6.5%     5.0-6.5%

The components of IEC's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                                 Qualified Pension Benefits           Other Postretirement Benefits
                                             ------------------------------------    ---------------------------------
                                               1998          1997          1996        1998       1997         1996
                                             ----------    ----------    ---------    -------    --------    ---------
Service cost                              $       13.8  $       13.1  $      13.4  $   5.1    $    4.7    $      4.9
Interest cost                                     35.4          32.2         30.0      9.7         9.8           9.6
Expected return on plan assets                   (47.2)        (39.0)       (36.8)    (3.7)       (2.6)         (1.9)
Amortization of:
   Transition obligation (asset)                  (2.4)         (2.4)        (2.4)     4.7         4.9           5.0
   Prior service cost                              2.8           2.5          1.7     (0.3)       (0.3)         (0.3)
   Actuarial (gain) / loss                        (0.9)          -            0.4     (1.2)       (0.2)         (0.1)
                                             ----------   -----------    ---------    -------    --------    ---------
Total                                     $        1.5  $        6.4  $       6.3  $   14.3   $   16.3    $     17.2
                                             ==========    ==========    =========    =======    ========    =========

During 1998, 1997 and 1996, IEC recognized an additional $10.3 million, $5.1 million and $4.7 million, respectively, of costs in accordance with SFAS 88. The charges were for severance and early retirement programs in the respective years. In addition, during 1998 and 1997, IEC recognized $10.2 million and $1.7 million, respectively, of curtailment charges relating to IEC's other postretirement benefits. The amounts include a December 1998 early retirement program.

The measurement date for accounting purposes is September 30 for IEC as disclosed above. Prior to the Merger, WPLH, IPC and IES used December 31, November 1 and September 30 measurement dates, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1998, holding all other assumptions constant, would have the following effects (in millions):

                                                                1 Percent Increase       1 Percent Decrease
                                                               ---------------------    ---------------------
Effect on total of service and interest cost components                 $2.3                   ($1.8)
Effect on postretirement benefit obligation                            $15.6                  ($13.0)

A reconciliation of the funded status of IEC's plans to the amounts recognized on IEC's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                       Qualified Pension Benefits        Other Postretirement Benefits
                                                       ----------------------------     --------------------------------
                                                          1998            1997             1998               1997
                                                       -----------     ------------     ------------      --------------
Change in benefit obligation:
  Net benefit obligation at beginning of year       $       474.2  $        426.6   $        146.4   $            136.5
  Service cost                                               13.8            13.1              5.1                  4.7
  Interest cost                                              35.4            32.2              9.7                  9.8
  Plan participants' contributions                            -               -                1.3                  1.4
  Plan amendments                                            (2.5)           11.8              -                    -
  Actuarial (gain) / loss                                    24.8            13.7             (3.6)                 1.0
  Curtailments                                               (3.0)            2.5              1.9                  0.7
  Special termination benefits                               10.7             5.1              -                    -
  Gross benefits paid                                       (25.0)          (30.8)            (7.5)                (7.7)
                                                       -----------     ------------     ------------      --------------
    Net benefit obligation at end of year                   528.4           474.2            153.3                146.4
                                                       -----------     ------------     ------------      --------------

Change in plan assets:
  Fair value of plan assets at beginning of year            529.1           482.6             50.7                 37.2
  Actual return on plan assets                                2.2            72.5              2.5                  3.7
  Employer contributions                                      -               4.8              7.0                 16.1
  Plan participants' contributions                            -               -                1.3                  1.4
  401(h) assets recognized                                    -               -                1.1                  -
  Gross benefits paid                                       (25.0)          (30.8)            (7.5)                (7.7)
                                                       -----------     ------------     ------------      --------------
    Fair value of plan assets at end of year                506.3           529.1             55.1                 50.7
                                                       -----------     ------------     ------------      --------------

Funded status at end of year                                (22.1)           54.9            (98.2)               (95.7)
Unrecognized net actuarial (gain) / loss                     30.3           (56.9)            (7.5)                (4.0)
Unrecognized prior service cost                              25.8            32.1             (1.7)                (2.3)
Unrecognized net transition obligation (asset)              (10.6)          (13.0)            60.6                 73.2
                                                       -----------     ------------     ------------      --------------
    Net amount recognized at end of year            $        23.4  $         17.1   $        (46.8)  $            (28.8)
                                                       ===========     ============     ============      ==============

Amounts recognized on the Consolidated
 Balance Sheets consist of:
    Prepaid benefit cost                            $        38.9  $         42.7   $          0.9   $              0.9
    Accrued benefit cost                                    (15.5)          (25.6)           (47.7)               (29.7)
    Additional minimum liability                             (7.7)            -                -                    -
    Intangible asset                                          7.7             -                -                    -
                                                       -----------     ------------     ------------      --------------
    Net amount recognized at measurement date                23.4            17.1            (46.8)               (28.8)
                                                       -----------     ------------     ------------      --------------

Contributions paid after 9/30 and prior to 12/31              -               -                6.8                  -
                                                       -----------     ------------     ------------      --------------
    Net amount recognized at 12/31/98               $        23.4  $         17.1   $        (40.0)  $            (28.8)
                                                       ===========     ============     ============      ==============

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $146.5 million and $45.3 million, respectively, as of September 30, 1998 and $139.8 million and $46.3 million, respectively, as of the prior measurement date. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with benefit obligations in excess of plan assets were $250.5 million, $241.1 million and $217.9 million, respectively, as of September 30, 1998.

IEC also sponsors several non-qualified pension plans which cover certain current and former officers. Funding of such plans at December 31, 1998, totaled approximately $4 million. IEC's pension benefit obligation under these plans was $25.8 million and $18.7 million at December 31, 1998 and 1997, respectively. IEC's pension expense under these plans was $4.5 million, $3.7 million, and $2.0 million in 1998, 1997 and 1996, respectively.

A significant number of IEC employees also participate in defined contribution pension plans (401(k) plans). IEC's contributions to the plans, which are based on the participants' level of contribution, were $7.7 million, $5.5 million and $4.9 million in 1998, 1997 and 1996, respectively.

    (b) Long-Term Equity Incentive Plan -

IEC  has  a  long-term   equity  incentive  plan  which  permits  the  grant  of
non-qualified stock options, incentive stock options, restricted stock, performance shares and performance units to key employees. As of December 31, 1998, only non-qualified stock options and performance units had been granted to key employees. The maximum number of shares of IEC common stock that may be issued under the plan may not exceed one million. Options are granted at the fair market value of the shares on the date of grant and vest over three years. Options outstanding will expire no later than 10 years after the grant date. The first options were granted in 1995 and became exercisable in January 1998. All options granted prior to the consummation of the Merger were issued by WPLH. A summary of the stock option activity for 1998, 1997 and 1996 is as follows:

                                                  1998                       1997                      1996
                                         -----------------------    -----------------------   -----------------------
                                                      Weighted                  Weighted                   Weighted
                                                      Average                    Average                   Average
                                                      Exercise                  Exercise                   Exercise
                                           Shares      Price          Shares      Price         Shares      Price
                                         -----------------------    -----------------------   -----------------------
Outstanding at beginning of year             191,800    $28.98        114,150    $29.56           41,900     $27.50
Options granted                              636,451     31.32         77,650     28.12           72,250      30.75
Options exercised                            (8,900)     28.59              -      -                -           -
Options forfeited                           (68,267)     30.49              -      -                -           -
                                        -----------------------    -----------------------   -----------------------
Outstanding at end of year                   751,084    $30.83         191,800   $28.98          114,150     $29.56
                                         =======================    =======================   =======================
Exercisable at end of year                    38,250    $27.50               -                         -


The range of exercise prices for the options outstanding at December 31, 1998 was $27.50 to $31.56.

The value of the options at the grant date using the Black-Scholes pricing method is as follows:

                                                             1998             1997            1996
                                                          ------------     ------------    ------------
Value of options based on Black-Scholes model                $4.93            $3.30           $3.47
Volatility                                                    21%              15%             16%
Risk free interest rate                                      5.75%            6.43%           5.56%
Expected life                                              10 years         10 years        10 years
Expected dividend yield                                      7.0%             7.0%            7.0%

IEC follows Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123 "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been:

                                             1998          1997         1996
                                          -----------   -----------  -----------
  Net income (in millions)                  $93.5         $144.3       $155.5
  Earnings per share (basic and diluted)    $1.22         $1.89        $2.06

The performance units represent accumulated dividends on the shares underlying the non-qualified stock options and are expensed over a three-year vesting period based on the annual dividend rate at the grant date. The performance unit payout is contingent upon three-year performance criteria. The cost of this program in 1998, 1997 and 1996 was not significant.

(8) COMMON, PREFERRED AND PREFERENCE STOCK:

    (a) Common Stock -

During 1998,  1997 and 1996, IEC issued  890,035;  687,962 and 777,649 shares of common stock under its various stock plans, respectively. Shares issued prior to the Merger consummation by IES and IPC have been adjusted for the applicable conversion ratios. In addition, 260,039 shares were issued in 1998 in connection with the acquisition of oil and gas properties. At December 31, 1998, IEC had a total of 4.0 million shares available for issuance pursuant to its Shareowner Direct Plan, Long-Term Equity Incentive Plan and 401(k) Savings Plan. IEC has declared a quarterly dividend of 50 cents per share each quarter since the consummation of the Merger.

During 1998, 1997 and 1996, IEC reacquired 1,133 shares, 3,278 shares and 10,771 shares, respectively, of its common stock on the open market. Such shares were reacquired by IES prior to the consummation of the Merger and have been adjusted for the IES conversion ratio. These shares were subsequently issued to various IEC directors and employees. At December 31, 1998, no shares remained held as treasury stock.

In October 1998, the Board of Directors of IEC adopted a new Shareowner Rights Plan (new plan) to replace IEC's former plan that expired on February 22, 1999. The new plan was approved on January 15, 1999 by the SEC. On January 20, 1999, the Board of Directors declared a dividend of one common share purchase right (right) on each outstanding share of IEC's common stock which was issued on February 22, 1999 to coincide with the expiration of the former plan. Rights under the new plan will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of IEC's common stock. Each right will initially entitle shareowners to buy one-half of one share of IEC's common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of IEC, each right (subject to limitations) will entitle its holder to purchase, at the right's then current exercise price, a number of common shares of IEC or of the acquirer having a market value at the time of twice the right's per full share exercise price. The Board of Directors is also authorized to reduce the 15% thresholds to not less than 10%.

In rate order UR-110, the PSCW ordered that it must approve the payment of dividends by WP&L to IEC that are in excess of the level forecasted in the rate order ($58.3 million), if such dividends would reduce WP&L's average common equity ratio below 52.00% of total capitalization. The dividends paid by WP&L to IEC since the rate order was issued have not exceeded the level forecasted in the rate order.

    (b) Preferred and Preference Stock -

In 1993, IPC issued 545,000 shares of 6.40%, $50 par value preferred stock with a final redemption date of May 1, 2022. Under the provisions of the mandatory sinking fund, beginning in 2003, IPC is required to redeem annually $1.4 million of 6.40% preferred stock (27,250 shares).

(9) DEBT:

    (a) Short-Term Debt

IEC maintains committed bank lines of credit, most of which are at the bank prime rates, to obtain short-term borrowing flexibility, including pledging lines of credit as security for any commercial paper outstanding. Amounts available under these lines of credit totaled $150 million as of December 31, 1998. Commitment fees are paid to maintain these lines and there are no conditions which restrict the unused lines of credit. Alliant Energy Resources also maintains a credit agreement with various banking institutions. The unborrowed portion of this agreement is also used to support Alliant Energy Resources' commercial paper program. The amount available under this agreement as of December 31, 1998, was $150 million. Information regarding short-term debt and lines of credit is as follows (in millions):




                                                         1998                1997               1996
                                              ----------------     ---------------    ---------------
As of year end--
   Commercial paper outstanding                         $64.5              $114.5             $198.2
   Notes payable outstanding                            $51.8               $42.0              $68.3
   Discount rates on commercial paper              5.10-6.55%          5.82-5.90%         5.35-6.05%
   Interest rates on notes payable                 5.44-7.00%          5.00-5.90%         5.28-6.59%

For the year ended--
   Average amount of short-term debt
      (based on daily outstanding balances)            $126.6              $211.0             $207.9
   Average interest rate on short-term debt             5.55%               5.61%              5.57%

    (b) Long-Term Debt

IESU's Indentures and Deeds of Trust securing its First Mortgage Bonds constitute direct first mortgage liens upon substantially all tangible public utility property. IESU's Indenture and Deed of Trust securing its Collateral Trust Bonds constitutes a second lien on substantially all tangible public utility property while First Mortgage Bonds remain outstanding. Substantially all of WP&L's and IPC's utility plant is secured by its First Mortgage Bonds. WP&L also maintains an unsecured indenture relating to the issuance of debt securities. In addition, IEC's long-term debt includes unsecured debentures, notes payable and revenue bonds related to its affordable housing properties.

Alliant Energy Resources is a party to a 3-Year Credit Agreement with various banking institutions. The agreement extends through October 2000, with one-year extensions available upon agreement by the parties. Unused borrowing availability under this agreement is also used to support Alliant Energy Resources' commercial paper program. A combined maximum of $450 million of borrowings under this agreement and the commercial paper program may be outstanding at any one time. Interest rates and maturities are set at the time of borrowing. The rates are based upon quoted market prices and the maturities are less than one year. At December 31, 1998, Alliant Energy Resources had $253 million of commercial paper outstanding backed by this facility with interest rates ranging from 5.15%-5.85%. (See Note 11(a) for a discussion of several interest rate swaps Alliant Energy Resources has entered into relative to $200 million of short-term borrowings under, or backed by, this agreement). Alliant Energy Resources intends to continue issuing commercial paper backed by this facility and no conditions existed at December 31, 1998 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term.

Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 1999 to 2003 are $318.1 million, $56.0 million, $84.7 million, $3.8 million and $9.3 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for a further discussion of IEC's debt.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

o Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturity of such financial instruments.
o Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown on the Consolidated Balance Sheets included $43.0 million and $35.7 million of net unrealized gains at December 31, 1998 and December 31, 1997, respectively, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.
o Cumulative Preferred Stock - Based upon the market yield of similar securities and quoted market prices.

o Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.
o Investment in McLeod - Pursuant to the provisions of SFAS 115, the carrying value of the McLeod investment is adjusted to estimated fair value based on the closing price at the end of the quarter.
o Investments in New Zealand - Fair value of the New Zealand investments are generally based on quoted market prices.

The following table presents the carrying amount and estimated fair value of certain financial instruments for IEC as of December 31 (in millions):

                                                               1998                           1997
                                                    ---------------------------    ----------------------------
                                                     Carrying          Fair         Carrying           Fair
                                                       Value          Value           Value           Value
                                                    ------------    -----------    ------------     -----------

Nuclear decommissioning trust funds              $      226      $      226     $      190      $       190
Cumulative preferred stock                              113             109            113              105
Long-term debt, including current portion             1,664           1,753          1,543            1,600
Investment in McLeod (Note 5(a))                        320             320            328              328
Investments in New Zealand (Note 5(b))                   32              44             34               33

Since IESU, WP&L and IPC are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by IEC's shareowners.


(11) DERIVATIVE FINANCIAL INSTRUMENTS:

IEC, through its consolidated subsidiaries, has historically had only limited involvement with derivative financial instruments and has not used them for speculative purposes. They have been used to manage well-defined interest rate and commodity price risks.

    (a) Interest Rate Swaps and Forward Contracts -

At December 31, 1998, Alliant Energy Resources had two interest rate swap agreements outstanding (both expiring in April 2000 with the bank having a 1-year extension option for one of the agreements) each with a notional amount of $100 million. WP&L also had two interest rate swap agreements outstanding (both expiring in 2000) at December 31, 1998, and the combined notional amount of the two agreements was $30 million. These agreements were entered into in order to reduce the impact of changes in variable interest rates by converting variable rate borrowings into fixed rate borrowings thus all agreements require Alliant Energy Resources and WP&L to pay a fixed rate and receive a variable rate. Had Alliant Energy Resources and WP&L terminated the agreements at December 31, 1998, they would have had to make payments of $2.9 million and $0.3 million, respectively.

On September 14, 1998, WP&L entered into an interest rate forward contract related to the anticipated issuance of $60 million of debentures. The securities were issued on October 30, 1998, and the forward contract was settled, which resulted in a cash payment of $1.5 million by WP&L.

    (b) Gas Commodities Instruments -

WP&L uses gas commodity swaps to reduce the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current market prices during the winter months. The notional amount of gas commodity swaps outstanding as of December 31, 1998, was 5.8 million dekatherms. Had WP&L terminated all of the agreements existing at December 31, 1998, it would have realized an estimated gain of $0.8 million.

    (c) Electricity Trading Joint Venture -

IEC has a 50% interest in an electricity trading joint venture with Cargill Incorporated (Cargill) which is accounted for under the equity method of accounting. The joint venture's trading activities principally consist of marketing and trading over-the-counter contracts for the purchase and sale of electricity. The majority of the forward contracts represent commitments to purchase or sell electricity at fixed prices in the future and require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The value-at-risk of the joint venture for its forward contracts outstanding at December 31, 1998, was not significant.

(12) COMMITMENTS AND CONTINGENCIES:

    (a) Construction and Acquisition Program -

Plans for IEC's construction and acquisition program can be found elsewhere in this report in the "Liquidity and Capital Resources - Capital Requirements" section of MD&A.

    (b) Purchased-Power, Coal and Natural Gas Contracts

IEC has entered into purchased-power capacity and coal contracts and its minimum commitments are as follows (dollars in millions, megawatt-hours (MWHs) and tons in thousands):

                                                           Coal
                                                 (including transportation
                      Purchased-Power                     costs)
                ---------------------------   --------------------------------
                 Dollars          MWHs          Dollars             Tons
                -----------    ------------   -------------    ---------------
1999              $ 104.0         1,691          $ 49.2            11,560
2000                102.4         1,571            24.6             4,457
2001                 71.0           925            15.7             2,695
2002                 43.5           280             5.4             1,036
2003                 36.2           280             0.3                95

IEC is in the process of negotiating several new coal contracts. In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

IEC also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 1999-2003 are 194.8, 162.8, 146.8, 122.3 and 95.1, respectively. The minimum dollar commitments for 1999-2003, in millions, are $158.7, $95.9, $83.5, $58.8 and
$46.1, respectively. The gas supply commitments are all index-based. IEC expects to supplement its natural gas supply with spot market purchases as needed.

    (c) Information Technology Services -

In May 1998, IEC entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. IEC's anticipated operating and capital expenditures under the agreement for 1999 are estimated to total approximately $21 million. Future costs under the agreement are variable and are dependent upon IEC's level of usage of technological services from EDS.

    (d) Financial Guarantees and Commitments

IEC has financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to $18.1 million outstanding at December 31, 1998. Such guarantees are not reflected in the consolidated financial statements. Management believes that the likelihood of IEC having to make any material cash payments under these agreements is remote.

In addition, as part of IEC's electricity trading joint venture with Cargill, Cargill has made guarantees to certain counterparties regarding the performance of contracts entered into by the joint venture. Guarantees of approximately $50 million have been issued of which approximately $5 million were outstanding at December 31, 1998. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by IEC and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

As of December 31, 1998, Alliant Energy Resources had extended commitments to provide $7.2 million in nonrecourse, fixed rate, permanent financing to developers which are secured by affordable housing properties. IEC anticipates other lenders will ultimately finance these properties.

    (e) Nuclear Insurance Programs-

Public liability for nuclear accidents is governed by the Price Anderson Act of 1988, which sets a statutory limit of $9.8 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. As required, IESU provides this financial protection for a nuclear incident at DAEC through a combination of liability insurance ($200 million) and industry-wide retrospective payment plans ($9.6 billion). Under the industry-wide plan, each operating licensed nuclear reactor in the United States is subject to an assessment in the event of a nuclear incident at any nuclear plant in the United States. The owners of DAEC could be assessed a maximum of $88.1 million per nuclear incident, with a maximum of $10 million per incident per year (of which IESU's 70 % ownership portion would be approximately $61.7 million and $7 million, respectively) if losses relating to the incident exceeded $200 million. These limits are subject to adjustments for changes in the number of participants and inflation in future years. On a similar note, WP&L, as a 41% owner of Kewaunee, is subject to an overall assessment of approximately $36.1 million per incident, not to exceed $4.1 million payable in any given year.

IESU and WP&L are members of Nuclear Electric Insurance Limited (NEIL). NEIL provides $1.9 billion of insurance coverage for IESU and $1.8 billion for WP&L on certain property losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expense incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL's accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IESU could be assessed annually a maximum of $1.9 million for NEIL primary property, $3.5 million for NEIL excess property and $0.7 million for NEIL additional expenses if losses exceed the accumulated reserve funds. WP&L could be assessed annually a maximum of $1.1 million for NEIL primary property, $2.0 million for NEIL excess property and $0.6 million for NEIL additional expense coverage. IESU and WP&L are not aware of any losses that they believe are likely to result in an assessment.

In the unlikely event of a catastrophic loss at Kewaunee or DAEC, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by IEC and could have a material adverse effect on IEC's financial position and results of operations.

    (f) Environmental Liabilities -

IEC has recorded environmental liabilities of approximately $78.4 million on its
Consolidated   Balance   Sheets  at  December   31,  1998.   IEC's   significant
environmental liabilities are discussed below.

    Manufactured Gas Plant Sites

IESU, WP&L and IPC all have current or previous ownership interests in properties previously associated with the production of gas at MGP sites for which they may be liable for investigation, remediation and monitoring costs relating to the sites.
A summary of information relating to the sites is as follows:

                                                               IESU         WP&L         IPC
Number of known sites for which liability may exist              34           14           9
Liability recorded at December 31, 1998 (millions)            $26.6         $7.7       $17.5
Regulatory asset recorded at December 31, 1998 (millions)     $26.6        $14.1       $17.5

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

Each company records environmental liabilities based upon periodic studies, most recently updated in the fourth quarter of 1998, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value.

Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of all IEC sites to be approximately $35 million to $66 million. IESU, WP&L and IPC currently estimate their share of the remaining costs to be incurred to be approximately $17 million to $36 million, $5 million to $9 million and $13 million to $21 million, respectively.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WP&L, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The MPUC also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPC has been successful in obtaining approval to recover such costs in rates in Minnesota. While the IUB does not allow for the deferral of MGP-related costs, it has permitted utilities to recover prudently incurred costs. As a result, regulatory assets have been recorded by each company which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IESU, WP&L and IPC believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial positions or results of operations.

In April 1996, IESU filed a lawsuit against certain of its insurance carriers seeking reimbursement for its MGP-related costs. Settlement has been reached with all its carriers and all issues have been resolved. In 1994, IPC filed a lawsuit against certain of its insurance carriers to recover its MGP-related costs. Settlements have been reached with eight carriers. IPC is continuing its pursuit of additional recoveries but is unable to predict the amount of any additional recoveries they may realize. Amounts received from insurance carriers are being deferred by IESU and IPC pending a determination of the regulatory treatment of such recoveries. WP&L has settled with all of its carriers.

    National Energy Policy Act of 1992

The National Energy Policy Act of 1992 requires owners of nuclear power plants to pay a special assessment into a "Uranium Enrichment Decontamination and
Decommissioning Fund." The assessment is based upon prior nuclear fuel purchases. IESU is recovering the costs associated with this assessment through its electric fuel adjustment clauses over the period the costs are assessed. IESU's 70% share of the future assessment at December 31, 1998 was $7.8 million and has been recorded as a liability with a related regulatory asset for the unrecovered amount. WP&L had a regulatory asset and a liability of $5.4 million and $4.6 million recorded at December 31, 1998, respectively. IEC continues to pursue relief from this assessment through litigation.

    Oil and Gas Properties Dismantlement and Abandonment Costs

Whiting is responsible for certain dismantlement and abandonment costs related to various off-shore oil and gas platforms (and related on-shore plants and equipment), the most significant of which is located off the coast of California. Whiting estimates the total costs for these properties to be approximately $13 million and the most significant expenditures are not expected to be incurred until 2004. In accordance with applicable accounting requirements, Whiting has accrued these costs resulting in a recorded liability of $13 million at December 31, 1998.

    (g) Spent Nuclear Fuel -

The Nuclear Waste Policy Act of 1982 assigned responsibility to the U.S. Department of Energy (DOE) to establish a facility for the ultimate disposition of high level waste and spent nuclear fuel and authorized the DOE to enter into contracts with parties for the disposal of such material beginning in January 1998. IESU and WP&L entered into such contracts and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The companies were subsequently notified by the DOE that it was not able to begin acceptance of spent nuclear fuel by the January 31, 1998 deadline. Furthermore, the DOE has experienced significant delays in its efforts and material acceptance is now expected to occur no earlier than 2010 with the possibility of further delay being likely. IEC has participated in several litigation proceedings against the DOE on this issue and the respective courts have affirmed the DOE's responsibility for spent nuclear fuel acceptance. IEC is evaluating its options for recovery of damages due to the DOE's delay in accepting spent nuclear fuel.

The Nuclear Waste Policy Act of 1982 assigns responsibility for interim storage of spent nuclear fuel to generators of such spent nuclear fuel, such as IESU and WP&L. In accordance with this responsibility, IESU and WP&L have been storing spent nuclear fuel on site at DAEC and Kewaunee, respectively, since plant operations began. IESU will have to increase its spent fuel storage capacity at DAEC to store all of the spent fuel that will be produced before the current license expires in 2014. To provide assurance that both the operating and post-shutdown storage needs are satisfied, construction of a dry cask modular facility is being contemplated. With minor modifications, Kewaunee would have sufficient fuel storage capacity to store all of the fuel it will generate through the end of the license life in 2013. No decisions have been made concerning post-shutdown storage needs. Legislation is being considered on the federal level that would, among other provisions, expand the DOE's permanent spent nuclear fuel storage to include interim storage for spent nuclear fuel as early as 2002. This legislation has been submitted in the U.S. House. The prospects for passage by the U.S. Congress, and subsequent successful implementation by the DOE, are uncertain at this time.

    (h) Decommissioning of DAEC and Kewaunee -

Pursuant to the most recent electric rate case order, the IUB and PSCW allow IESU and WP&L to recover $6 million and $16 million annually for their share of the cost to decommission DAEC and Kewaunee, respectively. Decommissioning expense is included in "Depreciation and amortization" in the Consolidated Statements of Income and the cumulative amount is included in "Accumulated depreciation" on the Consolidated Balance Sheets to the extent recovered through rates.

Additional information relating to the decommissioning of DAEC and Kewaunee includes (dollars in millions):

                                                                       DAEC                        Kewaunee
                                                             -------------------------     --------------------------
Assumptions relating to current rate recovery figures:
     IEC's share of estimated decommissioning cost                    $252.8                        $189.7
     Year dollars in                                                   1993                          1998
     Method to develop estimate                                NRC minimum formula            Site-specific study
     Annual inflation rate                                            4.91%                          5.83%
     Decommissioning method                                   Prompt dismantling and        Prompt dismantling and
                                                                     removal                        removal
     Year decommissioning to commence                                  2014                          2013
     Average after-tax return on external investments                 6.82%                          6.21%
External trust fund balance at December 31, 1998                      $91.7                         $134.1
Internal reserve at December 31, 1998                                 $21.7                            -
After-tax earnings on external trust funds in 1998                     $2.7                          $5.2

The rate recovery figures for DAEC only included an inflation estimate through 1997. Both IESU and WP&L are funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. All of the rate recovery assumptions are subject to change in future regulatory proceedings. In accordance with their respective regulatory requirements, IESU and WP&L record the earnings on the external trust funds as interest income with a corresponding entry to interest expense at IESU and to depreciation expense at WP&L. The earnings accumulate in the external trust fund balances and in accumulated depreciation on utility plant.

IESU's 70% share of the estimated cost to decommission DAEC based on the most recent site-specific study completed in 1998 is $334.2 million, in 1998 dollars. This study includes the costs to terminate DAEC's NRC license and to return the site to a greenfield condition. IESU's 70% share of the estimated cost to decommission DAEC based on the most recent NRC minimum formula is $347.0 in 1997 dollars. The NRC minimum formula is intended to apply only to the cost of terminating DAEC's NRC license. The additional decommissioning expense funding requirements which should result from these updated studies are not reflected in IESU's rates.

    (i) Legal Proceedings -

IEC is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, IEC believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial position or results of operations.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT:

Under joint ownership agreements with other Iowa and Wisconsin utilities, IESU, WP&L and IPC have undivided ownership interests in jointly-owned electric generating stations and related transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to IESU's, WP&L's and IPC's ownership interest in these facilities at December 31, 1998 is as follows (dollars in millions):




                                                                      1998                               1997
                                                        --------- ------------- --------    -------- ------------- -------
                                                                   Accumulated                        Accumulated
                                  In-service Plant                 Provision                  Plant     Provision
                      Ownership     Date       MW        Plant in     for                      in         for
                      Interest %            Capacity     Service   Depreciation  CWIP        Service  Depreciation   CWIP
-------------------- ----------- --------- --------- -- --------- ------------- -------- -- -------- ------------- -------
IESU
Coal:
  Ottumwa Unit 1         48.0      1981       716         $193.1      $102.7      $0.8       $191.6     $96.6      $  -
  Neal Unit 3            28.0      1975       515           59.0        32.4       0.1         60.8      30.6       0.1
Nuclear:
    DAEC                 70.0      1974       520          507.1       247.2       1.4        500.6     230.8       2.8
                                                        --------- ------------- --------    -------- ------------- -------
Total IESU                                                $759.2      $382.3      $2.3       $753.0    $358.0      $2.9

WP&L
Coal:
    Columbia Energy                1975 &
      Center             46.2      1978     1,023         $161.5       $93.8      $1.4       $161.4     $89.2      $0.8
    Edgewater Unit 4     68.2      1969       330           52.4        30.8       0.4         51.5      29.5       1.0
    Edgewater Unit 5     75.0      1985       380          229.0        85.9       0.2        229.4      79.8       0.1
Nuclear:
    Kewaunee Nuclear
      Power Plant        41.0      1974       535          132.2        93.7       6.4        132.0      86.6       0.3
                                                        --------- ------------- -------    --------- ------------ -------
Total WP&L                                                $575.1      $304.2      $8.4       $574.3    $285.1      $2.2

IPC
Coal:
     Neal Unit 4         21.5      1979       640          $82.1       $48.4      $1.5        $82.2     $45.8      $  -
     Louisa Unit 1        4.0      1983       738           24.7        11.7       -           24.7      10.9         -
                                                        --------- ------------- -------    --------- ------------ -------
Total IPC                                                 $106.8       $60.1      $1.5       $106.9     $56.7      $  -

                                                        --------- ------------- -------    --------- ------------ -------
Total IEC                                               $1,441.1      $746.6     $12.2     $1,434.2    $699.8      $5.1
                                                        ========= ============= =======    ========= ============ =======

(14) SEGMENTS OF BUSINESS:

In 1998, IEC adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." IEC's principal business segments are:

o Regulated domestic utilities - consists of IEC's three regulated utility operating companies (IESU, WP&L, and IPC) serving customers in Iowa, Wisconsin, Minnesota and Illinois. The regulated domestic utility business is broken down into three segments which are: 1) electric operations; 2) gas operations; and 3) other, which includes the water and steam businesses as well as the unallocated portions of the utility business.
o Nonregulated businesses - represents the operations of Alliant Energy Resources and its subsidiaries. This includes the company's domestic and international energy products and services businesses; industrial services, which includes environmental, engineering and transportation services; investments in affordable housing initiatives; and investments in various other strategic initiatives.
o Other - includes the operations of IEC's parent company and Alliant Energy Corporate Services, as well as any reconciling/eliminating entries.

Intersegment revenues were not material to IEC's operations and there was no single customer whose revenues exceeded 10% or more of IEC's consolidated revenues. Refer to Note 5(b) for a breakdown of IEC's international investments by country.

Certain financial information relating to IEC's significant business segments and products and services is presented below:


                                           Regulated Domestic Utilities
                                  -----------------------------------------------  Nonregulated                       IEC
                                   Electric      Gas       Other       Total        Businesses        Other      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
1998
Operating revenues                 $1,567,442   $295,590    $31,235   $1,894,267        $238,676        ($2,069)    $2,130,874
Depreciation and
   amortization expense               219,364     23,683      2,623      245,670          33,835              -        279,505
Operating income (loss)               271,511     16,027      5,598      293,136         (8,608)         (1,226)       283,302
Interest expense, net                                        96,951       96,951          23,298          2,302        122,551
Preferred and preference                                      6,699        6,699               -              -          6,699
   dividends
Net (income) loss from equity                                  (858)        (858)          2,197              -          1,339
   method subsidiaries
Miscellaneous, net (other than
   equity income/loss)                                        3,545        3,545          (7,973)         2,353         (2,075)
Income tax expense (benefit)                                 77,257       77,257         (17,232)        (1,912)        58,113
Net income (loss)                                           109,542      109,542          (8,898)        (3,969)        96,675
Total assets                        3,202,837    458,832    469,822    4,131,491         869,261        (41,415)     4,959,337
Investments in equity method
   subsidiaries                                               5,189        5,189          49,446              -         54,635
Construction and acquisition
   expenditures                       233,638     33,200      2,295      269,133         102,925              -        372,058

-------------------------------------------------------------------------------------------------------------------------------

1997
----
Operating revenues                 $1,515,753   $393,907    $30,882   $1,940,542        $361,961        ($1,876)    $2,300,627
Depreciation and amortization
   expense                            201,742     21,553      2,432      225,727          33,936              -        259,663
Operating income (loss)               316,880     29,330      2,169      348,379          (6,818)        (5,178)       336,383
Interest expense, net                                        95,734       95,734          23,197         (1,642)       117,289
Preferred and preference
   dividends                                                  6,693        6,693               -              -          6,693
Net (income) loss from equity
   method subsidiaries                                          (32)         (32)            849              -            817
Miscellaneous, net (other than
   equity income/loss)                                       (8,257)      (8,257)         (8,282)         1,812        (14,727)
Income tax expense (benefit)                                101,739      101,739         (18,616)        (1,390)        81,733
Net income (loss)                                           152,502      152,502          (3,966)        (3,958)       144,578
Total assets                        3,142,910    448,845    485,225    4,076,980         838,504          8,066      4,923,550
Investments in equity method
  subsidiaries                                                5,694        5,694          39,175              -         44,869
Construction and acquisition
   expenditures                       217,023     33,984      5,753      256,760          71,280              -        328,040




                                           Regulated Domestic Utilities
                                  ----------------------------------------------- Nonregulated                        IEC
                                   Electric      Gas       Other       Total        Businesses        Other      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
1996
----
Operating revenues                 $1,440,375   $375,955    $24,008   $1,840,338        $393,963        ($1,461)    $2,232,840
Depreciation and amortization
   expense                            180,989     18,124      1,891      201,004          31,359              -        232,363
Operating income (loss)               326,370     40,521      7,001      373,892          (6,666)        (1,787)       365,439
Interest expense, net                                        86,084       86,084          17,859          3,804        107,747
Preferred and preference
   dividends                                                  6,687        6,687               -              -          6,687
Net (income) loss from equity
   method subsidiaries                                         (372)        (372)             18              -           (354)
Miscellaneous, net (other than
   equity income/loss)                                       (1,390)      (1,390)         (9,968)          (131)       (11,489)
Income tax expense (benefit)                                115,033      115,033         (12,724)         3,451        105,760
Net income (loss) from
   continuing operations                                    167,850      167,850          (1,851)        (8,911)       157,088
Discontinued operations                                           -            -          (1,297)             -         (1,297)
Net income (loss)                                           167,850      167,850          (3,148)        (8,911)       155,791
Total assets                        3,122,761    511,110    452,885    4,086,756         546,690          6,380      4,639,826
Investments in equity method
   subsidiaries                                               6,110        6,110          11,163              -         17,273
Construction and acquisition
   expenditures                       247,323     34,738     15,135      297,196         115,078              -        412,274


Products and Services
---------------------
                                                                 Revenues
        ----------------------------------------------------------------------------------------------------------------------
            Regulated Domestic Utilities                                  Nonregulated Businesses
        ------------------------------------ ---------------------------------------------------------------------------------
                                               Environmental                                                      Total
                                                                                           Transportation,
                                              and Engineering     Oil and    Nonregulated      Rents and       Nonregulated
                                                                   Gas
Year       Electric       Gas       Other         Services      Production      Energy           Other          Businesses
-------------------------------------------- ---------------------------------------------------------------------------------
                                                            (in thousands)
1998       $1,567,442   $295,590    $31,235            $72,616      $64,622        $40,536          $60,902          $238,676

1997        1,515,753    393,907     30,882             78,105       68,922        151,128           63,806           361,961

1996        1,440,375    375,955     24,008             84,859       65,724        192,217           51,163           393,963

(15) DISCONTINUED OPERATIONS:

IEC's financial statements reflect the discontinuance of operations of its utility energy and marketing consulting business in 1995. During 1996, IEC recognized a loss of $1.3 million, net of applicable income tax benefit, associated with the final disposition of the business.

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

                                                                      Quarter Ended *

                                          ------------------------------------------------------------------------
                                              March 31          June 30         September 30       December 31
                                          ----------------- ----------------  ------------------ -----------------
                                                           (in thousands, except per share data)
1998**
------
  Operating revenues                          $556,283         $491,012           $555,313           $528,266
  Operating income                              73,880           32,627            122,196             54,599
  Net income (loss)                             28,875           (9,098)            51,704             25,194
  Earnings per average common
     share (basic and diluted)                    0.38            (0.12)              0.67               0.33

1997
----
  Operating revenues                          $663,650         $493,842           $556,858           $586,277
  Operating income                              92,319           56,987            120,297             66,780
  Net income                                    40,688           19,799             54,969             29,122
  Earnings per average common
     share (basic and diluted)                    0.54             0.26               0.72               0.38

* Financial results have been restated for all quarters presented with the exception of the third and fourth quarter of 1998 to reflect a change in accounting method for IEC's oil and gas properties implemented in the third quarter of 1998 from the full cost method to the successful efforts method. See
Note 1(i) for additional information.

**Net  income  for 1998 was  impacted  by the  recording  of  approximately  $10 million,  $35  million,  $6 million  and $3  million  of pre-tax  merger-related expenses in the first, second, third and fourth quarters, respectively.


                               IES UTILITIES INC.

                                FINANCIAL SECTION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of IES Utilities Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of IES Utilities Inc. (an Iowa corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IES Utilities Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 1999



                               IES UTILITIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year Ended December 31,
                                                       1998               1997               1996
--------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Operating revenues:
  Electric utility                                      $ 639,423          $ 604,270          $ 574,273
  Gas utility                                             141,279            183,517            160,864
  Steam and other                                          26,228             26,191             19,842
                                                  ----------------   ----------------   ----------------
                                                          806,930            813,978            754,979
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels                     113,181            108,344             84,579
  Purchased power                                          71,637             74,098             88,350
  Cost of gas sold                                         84,642            126,631            103,877
  Other operation                                         187,932            161,418            148,051
  Maintenance                                              52,040             53,833             45,869
  Depreciation and amortization                            93,965             89,754             84,975
  Taxes other than income taxes                            48,537             46,130             43,603
                                                  ----------------   ----------------   ----------------
                                                          651,934            660,208            599,304
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Operating income                                          154,996            153,770            155,675
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                         52,354             52,791             43,714
  Allowance for funds used during construction             (3,351)            (2,309)            (2,103)
  Miscellaneous, net                                        2,589              2,279              7,243
                                                  ----------------   ----------------   ----------------
                                                           51,592             52,761             48,854
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Income before income taxes                                103,404            101,009            106,821
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Income taxes                                               41,494             42,216             43,092
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Net income                                                 61,910             58,793             63,729
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Preferred dividend requirements                               914                914                914
                                                  ----------------   ----------------   ----------------
--------------------------------------------------------------------------------------------------------
Earnings available for common stock                      $ 60,996           $ 57,879           $ 62,815
                                                  ================   ================   ================
--------------------------------------------------------------------------------------------------------

                               IES UTILITIES INC.
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                 Year Ended December 31,
                                                       1998               1997               1996
--------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
Balance at beginning of year                            $ 233,216          $ 231,337          $ 212,522
Net income                                                 61,910             58,793             63,729
Cash dividends declared on common stock                   (18,840)           (56,000)           (44,000)
Cash dividends declared on preferred stock                   (914)              (914)              (914)
                                                  ----------------   ----------------   ----------------
Balance at end of year                                  $ 275,372          $ 233,216          $ 231,337
                                                  ================   ================   ================

--------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                               IES UTILITIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
ASSETS                                                                            1998                1997
-----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                   $ 2,140,322          $2,072,866
      Gas                                                                            198,488             187,098
      Steam                                                                           55,797              55,374
      Common                                                                         106,940              90,342
                                                                            -----------------   -----------------
                                                                                   2,501,547           2,405,680
    Less - Accumulated depreciation                                                1,209,204           1,115,261
                                                                            -----------------   -----------------
                                                                                   1,292,343           1,290,419
    Construction work in progress                                                     48,991              38,923
    Leased nuclear fuel, net of amortization                                          25,644              36,731
                                                                            -----------------   -----------------
                                                                                   1,366,978           1,366,073
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $1,948 and $1,709, respectively                   5,623               5,762
                                                                            -----------------   -----------------
                                                                                   1,372,601           1,371,835
                                                                            -----------------   -----------------
-----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                                  4,175                 230
  Temporary cash investments with associated companies                                53,729                   -
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,058 and $630, respectively                                                16,703              29,259
    Associated companies                                                               2,662                 907
    Other, less allowance for doubtful accounts
      of $357 and $224, respectively                                                  10,346               9,235
  Production fuel, at average cost                                                    11,863              10,579
  Materials and supplies, at average cost                                             25,591              22,976
  Gas stored underground, at average cost                                             12,284              17,192
  Regulatory assets                                                                   23,487              36,330
  Prepayments and other                                                                4,185              11,680
                                                                            -----------------   -----------------
                                                                                     165,025             138,388
                                                                            -----------------   -----------------
-----------------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                                 91,691              77,882
  Other                                                                                6,019               5,167
                                                                            -----------------   -----------------
                                                                                      97,710              83,049
                                                                            -----------------   -----------------
-----------------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                                  137,908             163,264
  Deferred charges and other                                                          15,734              12,393
                                                                            -----------------   -----------------
                                                                                     153,642             175,657
                                                                            -----------------   -----------------
-----------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,788,978          $1,768,929
                                                                            =================   =================
-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                               IES UTILITIES INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                         December 31,
CAPITALIZATION AND LIABILITIES                                                    1998                   1997
--------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                       $ 33,427              $ 33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   275,372               233,216
                                                                            ------------------     -----------------
    Total common equity                                                               587,841               545,685
  Cumulative preferred stock, not mandatorily redeemable                               18,320                18,320
  Long-term debt (excluding current portion)                                          602,020               651,848
                                                                            ------------------     -----------------
                                                                                    1,208,181             1,215,853
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                 50,140                   140
  Capital lease obligations                                                            11,965                13,183
  Accounts payable                                                                     43,953                60,546
  Accounts payable to associated companies                                             22,487                 2,736
  Accrued payroll and vacations                                                         6,365                 7,615
  Accrued interest                                                                     12,045                12,230
  Accrued taxes                                                                        55,295                58,996
  Accumulated refueling outage provision                                                6,605                10,606
  Environmental liabilities                                                             5,660                 4,054
  Other                                                                                17,617                11,533
                                                                            ------------------     -----------------
                                                                                      232,132               181,639
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   224,510               238,829
  Accumulated deferred investment tax credits                                          29,243                31,838
  Environmental liabilities                                                            29,195                38,256
  Pension and other benefit obligations                                                25,655                17,334
  Capital lease obligations                                                            13,679                23,548
  Other                                                                                26,383                21,632
                                                                            ------------------     -----------------
                                                                                      348,665               371,437
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
--------------------------------------------------------------------------------------------------------------------
                                                                                  $ 1,788,978           $ 1,768,929
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                               IES UTILITIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                               1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                                $ 61,910             $ 58,793            $ 63,729
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                            93,965               89,754              84,975
     Amortization of leased nuclear fuel                                      12,513               14,774              16,491
     Amortization of deferred energy efficiency expenditures                  18,707               10,987               5,453
     Deferred taxes and investment tax credits                               (17,921)             (16,059)              7,763
     Refueling outage provision                                               (4,001)               9,290              (6,374)
     Impairment of regulatory assets                                           8,969                    -                   -
     Other                                                                      (346)               3,952               4,602
  Other changes in assets and liabilities:
     Accounts receivable                                                       9,690               (5,670)             (6,200)
     Production fuel                                                          (1,284)               2,743              (1,168)
     Materials and supplies                                                   (2,615)              (1,261)              4,811
     Gas stored underground                                                    4,908               (3,740)               (551)
     Accounts payable                                                          3,158              (11,198)             12,147
     Accrued taxes                                                            (3,701)              18,043              (9,416)
     Adjustment clause balances                                                8,829                5,354             (13,900)
     Benefit obligations and other                                            13,332               14,538               8,293
                                                                    -----------------    -----------------   -----------------
       Net cash flows from operating activities                              206,113              190,300             170,655
                                                                    -----------------    -----------------   -----------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends declared                                          (18,840)             (56,000)            (44,000)
    Dividends payable                                                          4,840                    -                   -
    Preferred stock dividends                                                   (914)                (914)               (914)
    Proceeds from issuance of long-term debt                                  10,000              190,000              60,000
    Reductions in long-term debt                                             (10,140)             (63,140)            (15,140)
    Net change in short-term borrowings                                            -             (135,000)             25,112
    Principal payments under capital lease obligations                       (13,250)             (12,964)            (19,108)
    Other                                                                       (137)                (871)               (420)
                                                                    -----------------    -----------------   -----------------
      Net cash flows from (used for) financing activities                    (28,441)             (78,889)              5,530
                                                                    -----------------    -----------------   -----------------
------------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction expenditures                                               (115,371)            (108,966)           (143,648)
    Deferred energy efficiency expenditures                                        -               (8,450)            (16,857)
    Nuclear decommissioning trust funds                                       (6,008)              (6,008)             (6,008)
    Other                                                                      1,381                  635                (798)
                                                                    -----------------    -----------------   -----------------
      Net cash flows used for investing activities                          (119,998)            (122,789)           (167,311)
                                                                    -----------------    -----------------   -----------------
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                57,674              (11,378)              8,874
                                                                    -----------------    -----------------   -----------------
------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                       230               11,608               2,734
                                                                    -----------------    -----------------   -----------------
------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                        $ 57,904                $ 230            $ 11,608
                                                                    =================    =================   =================
------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information: Cash paid during
 the period for:
    Interest                                                                $ 50,177             $ 46,377            $ 44,275
                                                                    =================    =================   =================
    Income taxes                                                            $ 41,017             $ 41,422            $ 45,383
                                                                    =================    =================   =================
  Noncash investing and financing activities -
 Capital lease obligations incurred                                          $ 1,426             $ 16,781            $ 14,281
                                                                    =================    =================   =================
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                               IES UTILITIES INC.
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                 December 31,
                                                                                           1998                  1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands, except share amounts)
Common equity:
  Common stock - $2.50 par value - authorized 24,000,000 shares;
    13,370,788 shares outstanding                                                            $ 33,427              $ 33,427
  Additional paid-in capital                                                                  279,042               279,042
  Retained earnings                                                                           275,372               233,216
                                                                                    ------------------    ------------------
                                                                                              587,841               545,685
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
  Cumulative,  par value $50 per share, not mandatorily  redeemable - authorized
      466,406 shares; 366,406 shares outstanding:
          6.10% series, 100,000 shares outstanding                                              5,000                 5,000
          4.80% series, 146,406 shares outstanding                                              7,320                 7,320
          4.30% series, 120,000 shares outstanding                                              6,000                 6,000
                                                                                    ------------------    ------------------
                                                                                               18,320                18,320
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Long-term debt:
  Collateral Trust Bonds:
      7.65% series, due 2000                                                                   50,000                50,000
      7.25% series, due 2006                                                                   60,000                60,000
      6-7/8% series, due 2007                                                                  55,000                55,000
      6% series, due 2008                                                                      50,000                50,000
      7% series, due 2023                                                                      50,000                50,000
      5.5% series, due 2023                                                                    19,400                19,400
                                                                                    ------------------    ------------------
                                                                                              284,400               284,400
  First Mortgage Bonds:
      Series Y, 8-5/8%, due 2001                                                               60,000                60,000
      Series Z, 7.6%, due 1999                                                                 50,000                50,000
      9-1/8% series, due 2001                                                                  21,000                21,000
      7-1/4% series, due 2007                                                                  30,000                30,000
                                                                                    ------------------    ------------------
                                                                                              161,000               161,000
  Pollution control obligations:
      5.75%, due serially 1999 to 2003                                                          3,136                 3,276
      5.95%, retired in 1998                                                                        -                10,000
      Variable rate (4.20% at December 31, 1998), due 2000 to 2010                             11,100                11,100
      Variable/fixed rate series 1998 (4.25% through 2003), due 2023                           10,000                     -
                                                                                    ------------------    ------------------
                                                                                               24,236                24,376
  Subordinated Deferrable Interest Debentures, 7-7/8%, due 2025                                50,000                50,000
  Senior Debentures, 6-5/8%, due 2009                                                         135,000               135,000
                                                                                    ------------------    ------------------
                                                                                              654,636               654,776
                                                                                    ------------------    ------------------
  Less:
    Current maturities                                                                        (50,140)                 (140)
    Unamortized debt premium and (discount), net                                               (2,476)               (2,788)
                                                                                    ------------------    ------------------
                                                                                              602,020               651,848
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 1,208,181           $ 1,215,853
                                                                                    ==================    ==================
----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               IES UTILITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Interstate Energy Corporation (IEC) Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IES Utilities Inc. (IESU). IEC Notes 1(e), 1(i), 1(n), 5, 8, 11 and 15 do not relate to IESU and, therefore, are not incorporated by reference.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) General -

The Consolidated Financial Statements include the accounts of IESU and its consolidated subsidiaries. IESU is a subsidiary of IEC. IEC is currently doing business as Alliant Energy Corporation. IESU is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and steam services. All of IESU's retail customers are located in Iowa. IESU's principal consolidated subsidiary is IES Ventures Inc.

    (o) Comprehensive Income -

IESU had no other comprehensive income in the periods presented.

(3) LEASES:

IESU's operating lease rental expenses for 1998, 1997 and 1996 were $9.0 million, $8.3 million and $9.0 million, respectively. IESU's future minimum lease payments by year are as follows (in thousands):

                                               Capital             Operating
    Year                                        Leases               Leases
    ------------------------------------    ---------------     ----------------
    1999                                    $      12,278        $         9,053
    2000                                            8,037                  7,750
    2001                                            4,324                  4,852
    2002                                            2,660                  2,511
    2003                                              547                  1,868
    Thereafter                                        108                  2,325
                                            ---------------     ----------------
                                                   27,954       $         28,359
                                                                ================
    Less:  Amount representing interest             2,310
    Present value of net minimum            ---------------
    capital lease payments                  $      25,644
                                            ===============


(6)  INCOME TAXES:

The components of federal and state income taxes for IESU for the years ended December 31 were as follows (in millions):


                                                      1998                1997                1996
                                                 ----------------     --------------     ---------------
Current tax expense                              $     59.4           $    58.3          $     35.3
Deferred tax expense                                  (15.3)              (13.5)               10.4
Amortization of investment tax credits                 (2.6)               (2.6)               (2.6)
                                                 ----------------     --------------     ---------------
                                                 $     41.5           $    42.2          $     43.1
                                                 ================     ==============     ===============


The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                                   1998              1997            1996
                                                               -------------     -------------    ------------
Statutory federal income tax rate                                   35.0%             35.0%            35.0%
    State income taxes, net of federal benefits                      6.6               7.0              6.9
    Effect of ratemaking on property related differences             1.5               3.5              2.9
    Amortization of investment tax credits                          (2.5)             (2.6)            (2.5)
    Adjustment of prior period taxes                                (1.4)             (1.4)            (3.3)
    Other items, net                                                 0.9               0.3              1.3
                                                               -------------     -------------    ------------
Overall effective income tax rate                                   40.1%             41.8%            40.3%
                                                               =============     =============    ============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                                  1998              1997
                                             ---------------    --------------
        Property related                  $       275.7      $       269.9
        Investment tax credit related             (20.8)             (22.7)
        Decommissioning related                   (15.9)             (15.7)
        Other                                     (14.5)               7.3
                                             ---------------    --------------
                                          $       224.5      $       238.8
                                             ===============    ==============

(7) BENEFIT PLANS:

(a) Pension Plans and Other Postretirement Benefits

IESU adopted Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. IESU has a non-contributory defined benefit pension plan that covers substantially all of its employees who are subject to a collective bargaining agreement. Plan benefits are generally based on years of service and compensation during the employees' latter years of employment. Effective in 1998, eligible employees of IESU that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. IESU's policy is to fund the pension plan at an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974 (ERISA) and that does not exceed the maximum tax deductible amount for the year.

IESU also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and, in some cases, retiree life insurance. IESU's funding of other postretirement benefits generally approximates the annual rate recovery of such costs.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                                Qualified Pension Benefits           Other Postretirement Benefits
                                            ------------------------------------ ---------------------------------------
                                               1998        1997        1996         1998        1997          1996
                                            ----------- ------------------------ ----------- ---------------------------
   Discount rate                              6.75%        7.25%       7.50%       6.75%        7.25%        7.50%
   Expected return on plan assets               9%          9%          9%           9%          9%            9%
   Rate of compensation increase               3.5%        4.75%       4.75%        N/A          N/A          N/A
   Medical cost trend on covered charges:
         Initial trend range                   N/A          N/A         N/A          8%          8%            9%
         Ultimate trend range                  N/A          N/A         N/A         6.0%        6.5%          6.5%


The components of IESU's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                                Qualified Pension Benefits            Other Postretirement Benefits
                                           -------------------------------------    ----------------------------------
                                             1998           1997          1996        1998        1997          1996
                                           ----------     ----------    ---------    --------    --------     ---------
    Service cost                        $      2.9    $       5.4    $      5.4   $    1.5    $    1.5    $       1.7
    Interest cost                              8.0           14.1          12.4        4.2         3.5            3.6
    Expected return on plan assets           (11.3)         (15.1)        (14.6)      (1.1)       (0.7)          (0.4)
    Amortization of:
       Transition obligation (asset)          (0.2)          (0.3)         (0.3)       1.9         1.9            2.0
       Prior service cost                      0.9            1.8           1.3         -           -             -
       Actuarial gain                         (0.4)           -            (0.1)        -           -             -
                                           ----------     ----------    ---------    --------    --------     ---------
    Total                               $     (0.1)   $       5.9    $      4.1   $    6.5    $    6.2    $       6.9
                                           ==========     ==========    =========    ========    ========     =========

During 1997 and 1996, IESU recognized an additional $3.8 million and $4.5 million, respectively, of costs in accordance with SFAS 88. The charges were for severance and early retirement programs in the respective years. In addition, during 1998, IESU recognized $1.2 million of curtailment charges relating to IESU's other postretirement benefits. The amounts include a December 1998 early retirement program.

The pension benefit cost shown above (and in the following tables) for 1998 represents only the pension benefit cost for bargaining unit employees of IESU covered under the bargaining unit pension plan that is sponsored by IESU. The pension benefit cost for IESU's non-bargaining employees who are now participants in other IEC plans was $2.7 million for 1998, including a special charge of $1.9 million for severance and early retirement window programs. In addition, Alliant Energy Corporate Services, Inc. (Alliant Energy Corporate Services) provides services to IESU. The allocated pension benefit costs associated with these services was $0.5 million for 1998. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all IESU employees. The allocated other postretirement benefit cost associated with Alliant Energy Corporate Services for IESU was $0.2 million for 1998.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1998, holding all other assumptions constant, would have the following effects (in millions):

                                                                 1 Percent            1 Percent
                                                                  Increase            Decrease
                                                               ---------------     ---------------
Effect on total of service and interest cost components              $1.2              ($0.9)
Effect on postretirement benefit obligation                          $9.2              ($7.4)


A reconciliation of the funded status of IESU's plans to the amounts recognized on IESU's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                         Qualified Pension Benefits      Other Postretirement Benefits
                                                        -----------------------------    -------------------------------
                                                           1998             1997             1998              1997
                                                        ------------     ------------    -------------     -------------
Change in benefit obligation:
  Net benefit obligation at beginning of year        $      206.1    $       179.4    $      50.8      $       48.0
  Transfer of obligation (to)/from other IEC plans          (99.1)             -              2.3               -
  Service cost                                                2.9              5.4            1.5               1.5
  Interest cost                                               8.0             14.1            4.2               3.5
  Plan participants' contributions                            -                -              0.4               0.3
  Plan amendments                                             -                7.4            -                 -
  Actuarial (gain) / loss                                     2.2              6.2            8.2               -
  Curtailments                                                -                2.5            0.4               -
  Special termination benefits                                -                3.8            -                 -
  Gross benefits paid                                        (7.0)           (12.7)          (2.6)             (2.5)
                                                        ------------     ------------    -------------     -------------
     Net benefit obligation at end of year                  113.1            206.1           65.2              50.8
                                                        ------------     ------------    -------------     -------------

Change in plan assets:
  Fair value of plan assets at beginning of year            225.7            205.7           19.9              12.3
  Transfer of assets to other IEC plans                     (97.5)             -              -                 -
  Actual return on plan assets                               (2.5)            32.7            0.1               2.4
  Employer contributions                                      -                -              2.7               7.4
  Plan participants' contributions                            -                -              0.4               0.3
  401(h) assets recognized                                    -                -              1.2               -
  Gross benefits paid                                        (7.0)           (12.7)          (2.6)             (2.5)
                                                        ------------     ------------    -------------     -------------
     Fair value of plan assets at end of year               118.7            225.7           21.7              19.9
                                                        ------------     ------------    -------------     -------------

Funded status at end of year                                  5.6             19.6          (43.5)            (30.9)
Unrecognized net actuarial (gain) / loss                     (7.3)           (41.7)           5.7              (4.3)
Unrecognized prior service cost                               9.8             20.1           (0.3)              -
Unrecognized net transition obligation (asset)               (1.6)            (2.6)          25.9              29.1
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at end of year            $        6.5    $        (4.6)   $     (12.2)     $       (6.1)
                                                        ============     ============    =============     =============

Amounts recognized on the Consolidated Balance
 Sheets consist of:
     Prepaid benefit cost                            $        6.5    $         -      $       -        $        -
     Accrued benefit cost                                     -               (4.6)         (12.2)             (6.1)
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at measurement date                6.5             (4.6)         (12.2)             (6.1)
                                                        ------------     ------------    -------------     -------------

Contributions paid after 9/30 and prior to 12/31              -                -              3.6               -
                                                        ------------     ------------    -------------     -------------
     Net amount recognized at 12/31/98               $        6.5    $        (4.6)   $      (8.6)     $       (6.1)
                                                        ============     ============    =============     =============

IEC sponsors a non-qualified pension plan which covers certain current and former officers. The pension expense allocated to IESU for this plan was $1.4 million, $2.3 million and $0.8 million in 1998, 1997 and 1996, respectively.

IESU employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. IESU's contributions to the plans, which are based on the participants' level of contribution, were $2.8 million, $1.2 million and $1.5 million in 1998, 1997 and 1996, respectively.

(9) DEBT:

    (a) Short-Term Debt -

Information regarding short-term debt is as follows (dollars in millions):

                                                         1998                 1997                 1996
                                                    ---------------      ---------------      ---------------
As of end of year -
    Commercial paper outstanding                           -                     -           $       110.0
    Notes payable outstanding                              -                     -           $        25.0
    Discount rates on commercial paper                   N/A                   N/A               5.37-6.05%
    Interest rates on notes payable                      N/A                   N/A               6.20-6.59%

For the year ended -
    Average amount of short-term debt
        (based on daily outstanding balances)              -             $    88.4           $       120.1
    Average interest rate on short-term debt             N/A                  5.58%                   5.52%


    (b) Long-Term Debt -

Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 1999 to 2003 are $50.1 million, $51.2 million, $81.5 million, $0.6 million and $4.1 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for a further discussion of IESU's debt.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

o Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturity of such financial instruments.
o Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown on the Consolidated Balance Sheets included $24.3 million and $19.3 million of net unrealized gains at December 31, 1998 and December 31, 1997, respectively, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.
o Cumulative Preferred Stock - Based upon the market yield of similar securities and quoted market prices.
o Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.

The following table presents the carrying amount and estimated fair value of certain financial instruments for IESU as of December 31 (in millions):


                                                               1998                           1997
                                                    ---------------------------    ----------------------------
                                                     Carrying          Fair         Carrying           Fair
                                                       Value          Value           Value           Value
                                                    ------------    -----------    ------------     -----------
Nuclear decommissioning trust funds              $       92      $       92     $       78      $        78
Cumulative preferred stock                               18              15             18               13
Long-term debt, including current portion               652             687            652              678

Since IESU is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by IESU's parent.

(12) COMMITMENTS AND CONTINGENCIES:

    (b) Purchased-Power, Coal and Natural Gas Contracts

IESU has entered into purchased-power capacity and coal contracts and its minimum commitments are as follows (dollars in millions, megawatt-hours (MWHs) and tons in thousands):

                                                          Coal
                    Purchased-Power             (including transportation
                                                         costs)
               ---------------------------   --------------------------------
                Dollars          MWHs          Dollars             Tons
               -----------    ------------   -------------    ---------------
1999               $ 6.9          220           $ 14.1             2,028
2000                 4.8           -               9.9             1,162
2001                 5.0           -               6.4               885
2002                 2.8           -               0.5               135
2003                 2.9            -              0.2                45

IESU is in the process of negotiating several new coal contracts. In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

IESU also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 1999-2003 are 90.0, 79.5, 78.8, 75.0 and 70.0, respectively. The minimum dollar commitments for 1999-2003, in millions, are $56.4, $35.9, $33.6, $27.6 and $26.2, respectively. The gas supply commitments are all index-based. IESU expects to supplement its natural gas supply with spot market purchases as needed.

    (c) Information Technology Services -

In May 1998, IEC entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. IESU's anticipated operating and capital expenditures under the agreement for 1999 are estimated to total approximately $17.6 million. Future costs under the agreement are variable and are dependent upon IESU's level of usage of technological services from EDS.

    (d) Financial Guarantees and Commitments

IESU has financial guarantees, which were generally issued to support third-party borrowing arrangements and similar transactions, amounting to $17.9 million outstanding at December 31, 1998. Such guarantees are not reflected in the consolidated financial statements. Management believes that the likelihood of IESU having to make any material cash payments under these agreements is remote.

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

                                                                       Quarter Ended
                                          ------------------------------------------------------------------------
                                              March 31         June 30          September 30       December 31
                                          ----------------- ---------------   ----------------- ------------------
                                                                      (in thousands)
1998 *
  Operating revenues                           $208,278         $174,733           $222,190          $201,729
  Operating income                               34,289           21,756             69,940            29,011
  Net income                                     11,660            2,961             30,637            16,652
  Earnings available for common stock            11,431            2,732             30,408            16,425

1997
  Operating revenues                           $226,398         $169,623           $205,711          $212,246


  Operating income                               32,588           26,574             63,987            30,621
  Net income                                     11,851             6,891            28,636            11,415
  Earnings available for common stock            11,622             6,662            28,407            11,188

* Earnings in 1998 were impacted by the recording of approximately $2 million, $10 million, $3 million and $2 million of pre-tax merger-related expenses in the first, second, third and fourth quarters, respectively.

                        WISCONSIN POWER AND LIGHT COMPANY

                                FINANCIAL SECTION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company (a Wisconsin corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the supplemental schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Power and Light Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 29, 1999
                                      109



                        WISCONSIN POWER AND LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year Ended December 31,
                                                       1998                1997               1996
---------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Operating revenues:
  Electric utility                                      $ 614,704           $ 634,143          $ 589,482
  Gas utility                                             111,737             155,883            165,627
  Water                                                     5,007               4,691              4,166
                                                  ----------------    ----------------   ----------------
                                                          731,448             794,717            759,275
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                               120,485             116,812            114,470
  Purchased power                                         113,936             125,438             81,108
  Cost of gas sold                                         61,409              99,267            104,830
  Other operation                                         143,666             131,398            140,339
  Maintenance                                              49,912              48,058             46,492
  Depreciation and amortization                           119,221             104,297             84,942
  Taxes other than income taxes                            30,169              30,338             29,206
                                                  ----------------    ----------------   ----------------
                                                          638,798             655,608            601,387
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Operating income                                           92,650             139,109            157,888
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                         36,584              32,607             31,472
  Allowance for funds used during construction             (3,049)             (2,775)            (3,208)
  Miscellaneous, net                                       (1,129)             (3,796)            (6,669)
                                                  ----------------    ----------------   ----------------
                                                           32,406              26,036             21,595
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Income before income taxes                                 60,244             113,073            136,293
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Income taxes                                               24,670              41,839             53,808
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Net income                                                 35,574              71,234             82,485
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Preferred dividend requirements                             3,310               3,310              3,310
                                                  ----------------    ----------------   ----------------
---------------------------------------------------------------------------------------------------------
Earnings available for common stock                      $ 32,264            $ 67,924           $ 79,175
                                                  ================    ================   ================
---------------------------------------------------------------------------------------------------------

                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                 Year Ended December 31,
                                                       1998                1997               1996
---------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Balance at beginning of year                            $ 320,386           $ 310,805          $ 297,717
Net income                                                 35,574              71,234             82,485
Cash dividends declared on common stock                   (58,341)            (58,343)           (66,087)
Cash dividends declared on preferred stock                 (3,310)             (3,310)            (3,310)
                                                  ----------------    ----------------   ----------------
Balance at end of year                                  $ 294,309           $ 320,386          $ 310,805
                                                  ================    ================   ================
---------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
ASSETS                                                                   1998                1997
--------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                          $ 1,839,545         $ 1,790,641
      Gas                                                                   244,518             237,856
      Water                                                                  26,567              24,864
      Common                                                                219,268             195,815
                                                                    ----------------    ----------------
                                                                          2,329,898           2,249,176
    Less - Accumulated depreciation                                       1,168,830           1,065,726
                                                                    ----------------    ----------------
                                                                          1,161,068           1,183,450
    Construction work in progress                                            56,994              42,312
    Nuclear fuel, net of amortization                                        18,671              19,046
                                                                    ----------------    ----------------
                                                                          1,236,733           1,244,808
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $44 for both years                         630                 684
                                                                    ----------------    ----------------
                                                                          1,237,363           1,245,492
                                                                    ----------------    ----------------
--------------------------------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                                         1,811               2,492
  Accounts receivable:
    Customer                                                                 13,372              20,928
    Associated companies                                                      3,019               5,017
    Other                                                                     8,298              11,589
  Production fuel, at average cost                                           20,105              18,857
  Materials and supplies, at average cost                                    20,025              19,274
  Gas stored underground, at average cost                                    10,738              12,504
  Prepaid gross receipts tax                                                 22,222              22,153
  Other                                                                       6,987               4,824
                                                                    ----------------    ----------------
                                                                            106,577             117,638
                                                                    ----------------    ----------------
--------------------------------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                                       134,112             112,356
  Other                                                                      15,960              14,877
                                                                    ----------------    ----------------
                                                                            150,072             127,233
                                                                    ----------------    ----------------
--------------------------------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                                         133,501             120,826
  Deferred charges and other                                                 57,637              53,415
                                                                    ----------------    ----------------
                                                                            191,138             174,241
                                                                    ----------------    ----------------
--------------------------------------------------------------------------------------------------------
                                                                        $ 1,685,150         $ 1,664,604
                                                                    ================    ================
--------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                        WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                         December 31,
CAPITALIZATION AND LIABILITIES                                                    1998                   1997
--------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Capitalization (See Consolidated Statements of Capitalization):
  Common stock                                                                       $ 66,183              $ 66,183
  Additional paid-in capital                                                          199,438               199,170
  Retained earnings                                                                   294,309               320,386
                                                                            ------------------     -----------------
    Total common equity                                                               559,930               585,739
                                                                            ------------------     -----------------
  Cumulative preferred stock, not mandatorily redeemable                               59,963                59,963
  Long-term debt (excluding current portion)                                          414,579               354,540
                                                                            ------------------     -----------------
                                                                                    1,034,472             1,000,242
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities                                                                        -                 8,899
  Variable rate demand bonds                                                           56,975                56,975
  Commercial paper                                                                          -                81,000
  Notes payable                                                                        50,000                     -
  Notes payable to associated companies                                                26,799                     -
  Accounts payable                                                                     84,754                85,617
  Accounts payable to associated companies                                             20,315                     -
  Accrued payroll and vacations                                                         5,276                12,221
  Accrued interest                                                                      6,863                 6,317
  Other                                                                                14,600                25,162
                                                                            ------------------     -----------------
                                                                                      265,582               276,191
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   245,489               251,709
  Accumulated deferred investment tax credits                                          33,170                35,039
  Customer advances                                                                    34,367                34,240
  Environmental liabilities                                                            11,683                13,738
  Other                                                                                60,387                53,445
                                                                            ------------------     -----------------
                                                                                      385,096               388,171
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
--------------------------------------------------------------------------------------------------------------------

                                                                                  $ 1,685,150           $ 1,664,604
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      112



                        WISCONSIN POWER AND LIGHT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                              1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                                                $ 35,574           $ 71,234           $ 82,485
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                           119,221            104,297             84,942
     Amortization of nuclear fuel                                              5,356              3,534              4,845
     Deferred taxes and investment tax credits                                (7,529)             3,065              6,306
     (Gain) loss on disposition of other property and equipment                   38                710             (5,676)
     Other                                                                    (2,127)            (2,033)            (2,270)
  Other changes in assets and liabilities:
     Accounts receivable                                                      12,845             (3,314)              (250)
     Production fuel                                                          (1,248)            (3,016)            (1,216)
     Materials and supplies                                                     (751)               641                696
     Gas stored underground                                                    1,766             (2,512)            (3,673)
     Prepaid gross receipts tax                                                  (69)            (2,764)            (1,087)
     Accounts payable                                                         19,452             (7,102)            10,291
     Benefit obligations and other                                            (5,207)           (12,809)            16,834
                                                                     ----------------   ----------------   ----------------
       Net cash flows from operating activities                              177,321            149,931            192,227
                                                                     ----------------   ----------------   ----------------
---------------------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends                                                   (58,341)           (58,343)           (66,087)
    Preferred stock dividends                                                 (3,310)            (3,310)            (3,310)
    Proceeds from issuance of long-term debt                                  60,000            105,000                  -
    Reductions in long-term debt                                              (8,899)           (55,000)            (5,000)
    Net change in short-term borrowings                                       (4,201)            11,500             (3,000)
    Other                                                                     (1,966)            (2,601)                 -
                                                                     ----------------   ----------------   ----------------
      Net cash flows used for financing activities                           (16,717)            (2,754)           (77,397)
                                                                     ----------------   ----------------   ----------------
---------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction expenditures                                               (117,143)          (119,232)          (123,942)
    Nuclear decommissioning trust funds                                      (14,297)           (11,427)            (9,986)
    Additions to nuclear fuel                                                 (4,981)            (3,212)            (5,344)
    Proceeds from sale of other property and equipment                            53                  4             36,613
    Shared savings expenditures                                              (24,355)           (17,610)            (5,196)
    Other                                                                       (562)             2,625             (7,479)
                                                                     ----------------   ----------------   ----------------
      Net cash flows used for investing activities                          (161,285)          (148,852)          (115,334)
                                                                     ----------------   ----------------   ----------------
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and temporary cash investments                             (681)            (1,675)              (504)
                                                                     ----------------   ----------------   ----------------
---------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                     2,492              4,167              4,671
                                                                     ----------------   ----------------   ----------------
---------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                         $ 1,811            $ 2,492            $ 4,167
                                                                     ================   ================   ================
---------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                $ 33,368           $ 32,955           $ 29,092
                                                                     ================   ================   ================
    Income taxes                                                            $ 31,951           $ 37,407           $ 48,622
                                                                     ================   ================   ================
---------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                        WISCONSIN POWER AND LIGHT COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                                                 December 31,
                                                                                          1998                  1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands, except share amounts)
Common equity:
    Common stock - $5.00 par value - authorized 18,000,000 shares;
      13,236,601 shares outstanding                                                          $ 66,183              $ 66,183
    Additional paid-in capital                                                                199,438               199,170
    Retained earnings                                                                         294,309               320,386
                                                                                    ------------------    ------------------
                                                                                              559,930               585,739
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock:
    Cumulative,  without par value,  not  mandatorily  redeemable  -  authorized
      3,750,000 shares, maximum aggregate stated value $150,000,000:
        $100 stated value - 4.50% series, 99,970 shares outstanding                             9,997                 9,997
        $100 stated value - 4.80% series, 74,912 shares outstanding                             7,491                 7,491
        $100 stated value - 4.96% series, 64,979 shares outstanding                             6,498                 6,498
        $100 stated value - 4.40% series, 29,957 shares outstanding                             2,996                 2,996
        $100 stated value - 4.76% series, 29,947 shares outstanding                             2,995                 2,995
        $100 stated value - 6.20% series, 150,000 shares outstanding                           15,000                15,000
          $25 stated value - 6.50% series, 599,460 shares outstanding                          14,986                14,986
                                                                                    ------------------    ------------------
                                                                                               59,963                59,963
                                                                                    ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
Long-term debt:
    First Mortgage Bonds:
      Series L, 6.25%, retired in 1998                                                              -                 8,899
      1984 Series A, variable rate (3.85% at December 31, 1998), due 2014                       8,500                 8,500
      1988 Series A, variable rate (4.20% at December 31, 1998), due 2015                      14,600                14,600
      1990 Series V, 9.3%, due 2025                                                            27,000                27,000
      1991 Series A, variable rate (5.15% at December 31, 1998), due 2015                      16,000                16,000
      1991 Series B, variable rate (5.15% at December 31, 1998), due 2005                      16,000                16,000
      1991 Series C, variable rate (5.15% at December 31, 1998), due 2000                       1,000                 1,000
      1991 Series D, variable rate (5.15% at December 31, 1998), due 2000                         875                   875
      1992 Series W, 8.6%, due 2027                                                            90,000                90,000
      1992 Series X, 7.75%, due 2004                                                           62,000                62,000
      1992 Series Y, 7.6%, due 2005                                                            72,000                72,000
                                                                                    ------------------    ------------------
                                                                                              307,975               316,874
    Debentures, 7%, due 2007                                                                  105,000               105,000
    Debentures, 5.7%, due 2008                                                                 60,000                     -
                                                                                    ------------------    ------------------
                                                                                              472,975               421,874
                                                                                    ------------------    ------------------
    Less:
       Current maturities                                                                           -                (8,899)
       Variable rate demand bonds                                                             (56,975)              (56,975)
       Unamortized debt premium and (discount), net                                            (1,421)               (1,460)
                                                                                    ------------------    ------------------
                                                                                              414,579               354,540
                                                                                   ------------------    ------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 1,034,472           $ 1,000,242
                                                                                    ==================    ==================
----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      114

                        WISCONSIN POWER AND LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Interstate Energy Corporation (IEC) Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WP&L). IEC Notes 1(e), 1(i), 1(n), 5, 8(b), 11(c), and 15 do not relate to WP&L and, therefore, are not incorporated by reference.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) General -

The Consolidated Financial Statements include the accounts of WP&L and its consolidated subsidiaries. WP&L is a subsidiary of IEC. IEC is currently doing business as Alliant Energy Corporation. WP&L is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and water services. Nearly all of WP&L's retail customers are located in south and central Wisconsin. WP&L's principal consolidated subsidiary is South Beloit Water, Gas and Electric Company.

    (o) Comprehensive Income -

WP&L had no other comprehensive income in the periods presented.

(3) LEASES:

WP&L's operating lease rental expenses for 1998, 1997 and 1996 were $6.4 million, $5.5 million and $5.3 million, respectively. WP&L's future minimum lease payments by year are as follows (in thousands):

                                             Operating
               Year                           Leases
               ----------------------    ------------------
               1999                   $             7,772
               2000                                 6,948
               2001                                 5,925
               2002                                 5,303
               2003                                 4,146
               Thereafter                          26,042
                                         ------------------
                                      $            56,136
                                         ==================

(6)  INCOME TAXES:

The components of federal and state income taxes for WP&L for the years ended December 31 were as follows (in millions):


                                                      1998                1997                   1996
                                                 ----------------     --------------        ---------------
Current tax expense                         $          32.2       $        38.8      $            47.5
Deferred tax expense                                   (5.6)                4.9                    8.2
Amortization of investment tax credits                 (1.9)               (1.9)                  (1.9)
                                                 ----------------     --------------        ---------------
                                            $          24.7       $        41.8      $            53.8
                                                 ================     ==============        ===============

The overall effective income tax rates shown below for the years ended December 31 were computed by dividing total income tax expense by income before income taxes.

                                                        1998               1997                1996
                                                    --------------     --------------      -------------
Statutory federal income tax rate                        35.0%              35.0%              35.0%
    State income taxes, net of federal benefits           7.8                5.7                6.1
    Amortization of investment tax credits               (3.1)              (1.7)              (1.4)
    Adjustment of prior period taxes                      -                 (2.1)               0.4
    Merger expenses                                       2.5                0.3                0.4
    Amortization of excess deferred taxes                (2.5)              (1.3)              (1.3)
    Other items, net                                      1.3                1.1                0.3
                                                    --------------     --------------      -------------
Overall effective income tax rate                        41.0%              37.0%              39.5%
                                                    ==============     ==============      =============

The accumulated deferred income taxes (assets) and liabilities as set forth below on the Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

                                                   1998              1997
                                              ---------------    --------------
         Property related                  $        282.7     $       287.2
         Investment tax credit related              (22.2)            (23.5)
         Decommissioning related                    (17.5)            (16.0)
         Other                                        2.5               4.0
                                              ---------------    --------------
                                           $        245.5     $       251.7
                                              ===============    ==============

(7) BENEFIT PLANS:

(a) Pension Plans and Other Postretirement Benefits

WP&L adopted Statement of Financial Accounting Standard (SFAS) 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. WP&L has a noncontributory, defined benefit pension plan covering substantially all employees who are subject to a collective bargaining agreement. The benefits are based upon years of service and levels of compensation. Effective in 1998, eligible employees of WP&L that are not subject to a collective bargaining agreement are covered by the Alliant Energy Cash Balance Pension Plan, a non-contributory defined benefit pension plan. The projected unit credit actuarial cost method was used to compute pension cost and the accumulated and projected benefit obligations. WP&L's policy is to fund the pension cost in an amount that is at least equal to the minimum funding requirements mandated by the Employee Retirement Income Security Act of 1974 (ERISA), and that does not exceed the maximum tax deductible amount for the year.

WP&L also provides certain other postretirement benefits to retirees, including medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and, in some cases, retiree life insurance. WP&L's funding of other postretirement benefits generally approximates the maximum tax deductible amount on an annual basis.

The weighted-average assumptions as of the measurement date of September 30 are as follows:

                                               Qualified Pension Benefits            Other Postretirement Benefits
                                          ------------------------------------- ----------------------------------------
                                             1998         1997        1996         1998        1997           1996
                                          ------------ ----------- ------------ ------------------------ ---------------
Discount rate                                6.75%       7.25%        7.50%        6.75%       7.25%         7.50%
Expected return on plan assets                9%           9%          9%           9%          9%             9%
Rate of compensation increase                3.5%       3.5-4.5%    3.5-4.5%       3.5%        3.5%         3.5-4.5%
Medical cost trend on covered charges:
      Initial trend range                     N/A         N/A          N/A          8%          8%             9%
      Ultimate trend range                    N/A         N/A          N/A          5%          5%             5%


The components of WP&L's qualified pension benefits and other postretirement benefits costs are as follows (in millions):

                                                Qualified Pension Benefits            Other Postretirement Benefits
                                           -------------------------------------    ----------------------------------
                                             1998           1997         1996        1998        1997          1996
                                           ----------    -----------   ---------    --------    --------     ---------
Service cost                            $      3.2    $      4.8     $     5.1   $    1.7    $    1.8    $       1.8
Interest cost                                  8.5          13.9          13.6        2.6         3.3            3.4
Expected return on plan assets               (12.8)        (19.2)        (17.9)      (1.5)       (1.1)          (1.0)
Amortization of:
   Transition obligation (asset)              (2.1)         (2.4)         (2.4)       1.3         1.5            1.5
   Prior service cost                          0.5           0.4           0.3         -           -             -
   Actuarial (gain)/loss                       -             -             0.5       (1.1)       (0.3)           -
                                           ----------    -----------   ---------    --------    --------     ---------
Total                                   $     (2.7)   $     (2.5)    $    (0.8)  $    3.0    $    5.2    $       5.7
                                           ==========    ===========   =========    ========    ========     =========

During 1998 and 1997, WP&L recognized an additional $0.6 million and $1.3 million, respectively, of costs in accordance with SFAS 88. The charges were for severance and early retirement programs in the respective years. In addition, during 1998 and 1997, WP&L recognized $3.6 million and $1.7 million, respectively, of curtailment charges relating to WP&L's other postretirement benefits. The amounts include a December 1998 early retirement program.

The pension benefit cost shown above (and in the following table) for 1998 represents only the pension benefit cost for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The pension benefit cost for WP&L's non-bargaining employees who are now participants in other IEC plans was $3.0 million for 1998, including a special charge of $3.6 for severance and early retirement window programs. In addition, Alliant Energy Corporate Services, Inc. (Alliant Energy Corporate Services) provides services to WP&L. The allocated pension benefit costs associated with these services was $0.6 million for 1998. The other postretirement benefit cost shown above for each period (and in the following tables) represents the other postretirement benefit cost for all WP&L employees. The allocated other postretirement benefit cost associated with Alliant Energy Corporate Services for WP&L was $0.2 million for 1998.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefit costs. A one percent change in the medical trend rates for 1998, holding all other assumptions constant, would have the following effects (in millions):

                                                               1 Percent            1 Percent Decrease
                                                                Increase
                                                           -------------------    ----------------------
Effect on total of service and interest cost components           $0.3                   ($0.3)
Effect on postretirement benefit obligation                       $1.7                   ($1.7)

A reconciliation of the funded status of WP&L's plans to the amounts recognized on WP&L's Consolidated Balance Sheets at December 31 is presented below (in millions):

                                                        Qualified Pension Benefits      Other Postretirement Benefits
                                                        ----------------------------    -------------------------------
                                                           1998            1997             1998              1997
                                                        -----------     ------------    --------------     ------------
Change in benefit obligation:
  Net benefit obligation at beginning of year       $       205.1   $       189.6    $      47.1       $       46.6
  Transfer of obligations to other IEC plans                (91.9)            -              -                  -
  Service cost                                                3.2             4.8            1.7                1.8
  Interest cost                                               8.5            13.9            2.6                3.3
  Plan participants' contributions                            -               -              0.8                1.0
  Plan amendments                                             -               4.4            -                  -
  Actuarial (gain) / loss                                    12.2             2.9           (9.7)              (2.7)
  Curtailments                                                -               -              0.7                0.6
  Special termination benefits                                0.6             1.3            -                  -
  Gross benefits paid                                        (5.4)          (11.8)          (2.9)              (3.5)
                                                        -----------     ------------    --------------     ------------
     Net benefit obligation at end of year                  132.3           205.1           40.3               47.1
                                                        -----------     ------------    --------------     ------------

Change in plan assets:
  Fair value of plan assets at beginning of year            244.4           218.9           16.1               13.8
  Transfer of assets to other IEC plans                    (100.2)            -              -                  -
  Actual return on plan assets                               (1.3)           36.2            1.1                1.9
  Employer contributions                                      -               1.1            -                  2.9
  Plan participants' contributions                            -               -              0.8                1.0
  Gross benefits paid                                        (5.4)          (11.8)          (2.9)              (3.5)
                                                        -----------     ------------    --------------     ------------
     Fair value of plan assets at end of year               137.5           244.4           15.1               16.1
                                                        -----------     ------------    --------------     ------------

Funded status at end of year                                  5.2            39.3          (25.2)             (31.0)
Unrecognized net actuarial (gain) / loss                     26.0             0.8          (17.0)              (8.3)
Unrecognized prior service cost                               5.1             7.8           (0.2)              (0.3)
Unrecognized net transition obligation (asset)               (7.9)          (12.0)          17.2               21.0
                                                        -----------     ------------    --------------     ------------
     Net amount recognized at end of year           $        28.4   $        35.9    $     (25.2)      $      (18.6)
                                                        ===========     ============    ==============     ============

Amounts recognized on the Consolidated Balance
Sheets consist of:
     Prepaid benefit cost                           $        28.4   $        35.9    $       0.4       $        0.3
     Accrued benefit cost                                     -               -            (25.6)             (18.9)
                                                        -----------     ------------    --------------     ------------
     Net amount recognized at measurement date               28.4            35.9          (25.2)             (18.6)
                                                        -----------     ------------    --------------     ------------

Contributions paid after 9/30 and prior to 12/31              -               -              2.1                -
                                                        -----------     ------------    --------------     ------------
     Net amount recognized at 12/31/98              $        28.4   $        35.9    $     (23.1)      $      (18.6)
                                                        ===========     ============    ==============     ============

IEC sponsors a non-qualified pension plan which covers certain current and former officers. The pension expense allocated to WP&L for this plan was $0.8 million, $0.5 million and $0.5 million in 1998, 1997 and 1996, respectively.

WP&L employees also participate in defined contribution pension plans (401(k) plans) covering substantially all employees. WP&L's contributions to the plans, which are based on the participants' level of contribution, were $2.4 million, $2.8 million and $1.8 million in 1998, 1997 and 1996, respectively.

The benefit obligation and fair value of plan assets for the postretirement welfare plans with benefit obligations in excess of plan assets were $33.4 million and $6.2 million as of September 31, 1998 and $40.6 million and $7.7 million, respectively, as of the prior measurement date.

(9) DEBT:

    (a) Short-Term Debt -

Information regarding short-term debt is as follows (in millions):


                                                         1998              1997              1996
                                                --------------    --------------    --------------
As of year end--
   Commercial paper outstanding                             -             $81.0             $59.5
   Notes payable outstanding                            $50.0                 -             $10.0
   Money pool borrowings                                $26.8                 -                 -
   Discount rates on commercial paper                     N/A        5.82-5.90%        5.35-5.65%
   Interest rates on notes payable                      5.44%               N/A             5.95%
   Interest rate on money pool borrowings               5.17%               N/A               N/A

For the year ended--
   Average amount of short-term debt
      (based on daily outstanding balances)             $48.4             $49.2             $33.9
   Average interest rate on short-term debt             5.55%             5.64%             5.86%

    (b) Long-Term Debt -

Debt maturities (excluding periodic sinking fund requirements, which will not require additional cash expenditures) for 1999 to 2003 are $0, $1.9 million, $0, $0 and $0, respectively.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) for a further discussion of WP&L's debt.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

o Current Assets and Current Liabilities - The carrying amount approximates fair value because of the short maturity of such financial instruments.

o Nuclear Decommissioning Trust Funds - The carrying amount represents the fair value of these trust funds, as reported by the trustee. The balance of the "Nuclear decommissioning trust funds" as shown on the Consolidated Balance Sheets included $18.7 million and $16.4 million of net unrealized gains at December 31, 1998 and December 31, 1997, respectively, on the investments held in the trust funds. The accumulated reserve for decommissioning costs was adjusted by a corresponding amount.

o Cumulative Preferred Stock - Based upon the market yield of similar securities and quoted market prices.

o Long-Term Debt - Based upon the market yield of similar securities and quoted market prices.

The following table presents the carrying amount and estimated fair value of certain financial instruments for WP&L as of December 31 (in millions):


                                                               1998                           1997
                                                    ---------------------------    ----------------------------
                                                     Carrying          Fair         Carrying           Fair
                                                       Value          Value           Value           Value
                                                    ------------    -----------    ------------     -----------
Nuclear decommissioning trust funds              $      134      $      134     $      112      $       112
Cumulative preferred stock                               60              55             60               52
Long-term debt, including current portion               472             513            420              449

Since WP&L is subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of its financial instruments may not be realized by WP&L's parent.

(12) COMMITMENTS AND CONTINGENCIES:

    (b) Purchased-Power, Coal and Natural Gas Contracts

WP&L has entered into purchased-power capacity and coal contracts and its minimum commitments are as follows (dollars in millions, megawatt-hours (MWHs) and tons in thousands):

                                                     Coal
               Purchased-Power             (including transportation
                                                    costs)
          ---------------------------   --------------------------------
           Dollars          MWHs          Dollars             Tons
          -----------    ------------   -------------    ---------------
1999         $ 62.3         1,290          $ 22.2            6,124
2000           66.0         1,509            10.1            2,986
2001           52.4           864             8.4            1,600
2002           31.8           219             4.4              750
2003           24.3           219             -                -

WP&L is in the process of negotiating several new coal contracts. In addition, it expects to supplement its coal contracts with spot market purchases to fulfill its future fossil fuel needs.

WP&L also has various natural gas supply, transportation and storage contracts outstanding. The minimum dekatherm commitments, in millions, for 1999-2003 are 70.3, 59.7, 45.4, 31.5 and 24.5, respectively. The minimum dollar commitments for 1999-2003, in millions, are $42.8, $32.5, $27.1, $24.7 and $17.0, respectively. The gas supply commitments are all index-based. WP&L expects to supplement its natural gas supply with spot market purchases as needed.

    (c) Information Technology Services -

In May 1998, IEC entered into an agreement, expiring in 2004, with Electronic Data Systems Corporation (EDS) for information technology services. WP&L's anticipated operating and capital expenditures under the agreement for 1999 are estimated to total approximately $2.8 million. Future costs under the agreement are variable and are dependent upon WP&L's level of usage of technological services from EDS.

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (Unaudited):

                                          ------------------------------------------------------------------------
                                                                       Quarter Ended
                                          ------------------------------------------------------------------------
                                              March 31         June 30          September 30       December 31
                                          ----------------- ---------------   ----------------- ------------------
                                                                      (in thousands)
1998*
  Operating revenues                           $202,803         $172,509           $176,130          $180,006
  Operating income                               33,651           10,828             29,696            18,475
  Net income (loss)                              17,598           (1,233)            12,677             6,532
  Earnings available for common stock            16,770           (2,061)            11,850             5,705

1997
  Operating revenues                           $231,005         $176,065           $180,192          $207,455
  Operating income                               45,413           20,882             34,158            38,656
  Net income                                     23,351           11,044             15,236            21,603
  Earnings available for common stock            22,523           10,216             14,409            20,776

*Earnings for 1998 were impacted by the recording of approximately $3 million, $11 million, $2 million and $1 million of pre-tax merger-related expenses in the first, second, third and fourth quarters, respectively.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

IEC

The information required by Item 10 relating to directors and nominees for election of directors at the 1999 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in IEC's Proxy Statement for the 1999 Annual Meeting of Shareowners (the 1999 IEC Proxy Statement). The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IEC's fiscal year. The executive officers of IEC as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1998):

Executive Officers of IEC

Erroll B. Davis, Jr., 54, has served as President and Chief Executive Officer since 1990 and has been a board member since 1988.

William D. Harvey, 49, was elected Executive Vice President-Generation effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

James E. Hoffman, 45, was elected Executive Vice President-Business Development effective April 1998. Prior thereto, he served as Executive Vice President since 1996 at IES and Executive Vice President-Customer Service & Energy Delivery from 1995 to 1997 at IESU. Prior to joining IEC, he was Chief Information Officer from 1990 to 1995 at MCI Communications.

Eliot G. Protsch, 45, was elected Executive Vice President-Energy Delivery effective April 1998. Prior thereto, he served as Senior Vice President since 1993 at WP&L.

Barbara J. Swan, 47, was elected Executive Vice President and General Counsel effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L.

Thomas M. Walker, 51, was elected Executive Vice President and Chief Financial Officer effective April 1998. Prior thereto, he served as Executive Vice President and Chief Financial Officer since 1996 at IES and IESU. Prior to joining IEC, he was Executive Vice President-Chief Financial and Administrative Officer and member of the Board of Directors from 1990 to 1995 at Information Resources, Inc.

Pamela J. Wegner, 51, was elected Executive Vice President-Corporate Services effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L.

John E. Ebright, 55, was elected Vice President-Controller effective April 1998. Prior thereto, he served as Controller and Chief Accounting Officer since 1996 at IES and IESU. Prior to joining IEC, he was Vice President and Controller from 1987 to 1996 at MidCon Corp., a subsidiary of Occidental Petroleum Corporation.

Edward M. Gleason, 58, has served as Vice President-Treasurer and Corporate Secretary since 1993. He has also served as Controller, Treasurer and Corporate Secretary of WP&L since 1996 and Corporate Secretary of WP&L from 1993 to 1996.

Susan J. Kosmo, 52, was elected Assistant Controller effective April 1998. She previously served as Assistant Controller since 1995 and Trust Investments and Investor Relations Supervisor from 1992 to 1995 at WP&L.

John E. Kratchmer, 36, was elected Assistant Controller effective April 1998. He previously served as Manager of Financial Reporting and Property since 1996 and Manager of Financial Reporting from 1994 to 1996 at IES.

Linda J. Wentzel, 50, was appointed Assistant Corporate Secretary effective May 1998. She previously served as Executive Administrative Assistant since 1995 and Administrative Assistant from 1992 to 1995 at IEC.

Enrique Bacalao, 49, was appointed Assistant Treasurer effective November 1998. Prior to joining IEC, he was Vice President, Corporate Banking at the Chicago Branch from 1995 to 1998, and Manager and Head of the Customer Dealing Group at the London Branch from 1993 to 1995, of The Industrial Bank of Japan, Limited.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Messrs. Liu and Davis have employment agreements with IEC pursuant to which their terms of office are established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

IESU

IESU's directors are identical to IEC, but are elected by consent action. The information required by Item 10 relating to directors and nominees for election of directors at the 1999 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information included under the caption "Election of Directors" in the 1999 IEC Proxy Statement. The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IESU's fiscal year. The executive officers of IESU as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1998):

Executive Officers of IESU

Erroll B. Davis, Jr., 54, was elected Chief Executive Officer effective April 1998. Mr. Davis is also an officer of IEC and WP&L.

Eliot G. Protsch, 45, was elected President effective April 1998. Mr. Protsch is also an officer of IEC and WP&L.

William D. Harvey, 49, was elected Executive Vice President-Generation effective October 1998. Mr. Harvey is also an officer of IEC and WP&L.

Barbara J. Swan, 47, was elected Executive Vice President and General Counsel effective October 1998. Ms. Swan is also an officer of IEC and WP&L.

Thomas M. Walker, 51, was elected Executive Vice President and Chief Financial Officer since 1996. Prior to joining IESU, he was Executive Vice President-Chief Financial and Administrative Officer and member of the Board of Directors from 1990 to 1995 at Information Resources, Inc. Mr. Walker is also an officer of IEC and WP&L.

Pamela J. Wegner, 51, was elected Executive Vice President-Corporate Services effective October 1998. Ms. Wegner is also an officer of IEC and WP&L.

Dale R. Sharp, 58, was elected Senior Vice President-Engineering and Standards effective October 1998. He previously served as Vice President-Engineering since 1996, Vice President-Power Production from 1995 to 1996 and Director-Electrical Engineering from 1980 to 1995 at IPC. Mr. Sharp is also an officer of WP&L.

Daniel A. Doyle, 40, was elected Vice President-Manufacturing and Energy Portfolio Services effective October 1998. Mr. Doyle is also an officer of WP&L.

John E. Ebright, 55, was elected Vice President-Controller effective April 1998. He previously served as Controller and Chief Accounting Officer since 1996. Prior to joining IESU, he was Vice President and Controller from 1987 to 1996 at MidCon Corp., a subsidiary of Occidental Petroleum Corporation. Mr. Ebright is also an officer of IEC and WP&L.

Dean E. Ekstrom, 51, was elected Vice President-Sales and Services effective April 1998. He previously served as Vice President-Administration since 1996 and Vice President-Management Systems from 1994 to 1996 at IES. Mr. Ekstrom is also an officer of WP&L.

John F. Franz, Jr., 59, has served as Vice President-Nuclear since 1992. Mr. Franz is also an officer of WP&L.

Edward M. Gleason, 58, was elected Vice President-Treasurer and Corporate Secretary effective April 1998. Mr. Gleason is also an officer of IEC and WP&L.

Dundeana K. Langer, 40, was elected Vice President-Customer Operations effective April 1998. She previously served as Assistant Vice President-Field Operations since 1997, General Manager-Operations & Director Process Redesign Implementation from 1996 to 1997, Team Leader-Energy Delivery Process Redesign Team from 1995 to 1996, and District Manger from 1988 to 1995. Ms. Langer is also an officer of WP&L.

Daniel L. Mineck, 50, was elected Vice President-Performance Engineering and Environmental effective October 1998. He previously served as Assistant Vice President-Corporate Engineering since 1996, Assistant Vice President-Nuclear from 1995 to 1996 and Manager-Economic Development from 1992 to 1995. Mr. Mineck is also an officer of WP&L.

Kim K. Zuhlke, 45, was elected Vice President-Customer Operations effective October 1998. Mr. Zuhlke is also an officer of WP&L.

David L. Wilson, 52, has served as Assistant Vice President-Nuclear since 1997, Facility Leader from 1996 to 1997, Plant Manager from 1995 to 1996 and Pllant Supervisor-Nuclear from 1991 to 1995. Mr. Wilson is also an officer of WP&L.

Linda J. Wentzel, 50, was appointed Assistant Corporate Secretary effective May 1998. Ms. Wentzel is also an officer of IEC and WP&L.

Enrique Bacalao, 49, was appointed Assistant Treasurer effective November 1998. Prior to joining IESU, he was Vice President, Corporate Banking at the Chicago Branch from 1995 to 1998, and Manager and Head of the Customer Dealing Group at the London Branch from 1993 to 1995, of The Industrial Bank of Japan, Limited. Mr. Bacalao is also an officer of IEC and WP&L.

Steven F. Price, 46, was elected Assistant Treasurer effective April 1998. Mr. Price is also an officer of WP&L.

Robert A. Rusch, 36, was elected Assistant Treasurer effective April 1998. Mr. Rusch is also an officer of WP&L.

Daniel L. Siegfried, 39, was elected Assistant Secretary effective April 1998. He also serves as Senior Attorney for IEC. Previously he served as Senior Environmental Counsel from 1992 to 1998 at IES.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Messrs. Liu and Davis have employment agreements with IEC pursuant to which their terms of office are established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

WP&L

The information required by Item 10 relating to directors and nominees for election of directors at the 1999 Annual Meeting of Shareowners will be incorporated herein by reference to the relevant information in WP&L's Proxy Statement for the 1999 Annual Meeting of Shareowners (the 1999 WP&L Proxy Statement). The 1999 WP&L Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of WP&L's fiscal year. The executive officers of WP&L as of the date of this filing are as follows (figures following the names represent the officer's age as of December 31, 1998):

Executive Officers of WP&L

Erroll B. Davis, Jr., 54, was elected Chief Executive Officer effective April 1998. He previously served as President and Chief Executive Officer of WP&L since 1988 and has been a board member of WP&L since 1984.
Mr. Davis is also an officer of IEC and IESU.

William D. Harvey, 49, was elected President effective April 1998. He previously served as Senior Vice President since 1993 at WP&L. Mr. Harvey is also an officer of IEC and IESU.

Eliot G. Protsch, 45, was elected Executive Vice President-Energy Delivery effective October 1998. He previously served as Senior Vice President from 1993 to 1998 at WP&L. Mr. Protsch is also an officer of IEC and IESU.

Barbara J. Swan, 47, was elected Executive Vice President and General Counsel effective October 1998. She previously served as Vice President-General Counsel from 1994 to 1998 at WP&L. Ms. Swan is also an officer of IEC and IESU.

Thomas M. Walker, 51, was elected Executive Vice President and Chief Financial Officer effective October 1998. Mr. Walker is also on officer of IEC and IESU.

Pamela J. Wegner, 51, was elected Executive Vice President-Corporate Services effective October 1998. She previously served as Vice President-Information Services and Administration from 1994 to 1998 at WP&L. Ms. Wegner is also an officer of IEC and IESU.

Dale R. Sharp, 58, was elected Senior Vice President-Engineering and Standards effective October 1998. He previously served as Vice President-Engineering since 1996, Vice President-Power Production from 1995 to 1996 and Director-Electrical Engineering from 1980 to 1995 at IPC. Mr. Sharp is also an officer of IESU.

Daniel A. Doyle, 40, was elected Vice President-Manufacturing and Energy Portfolio Services effective October 1998. He previously served as Vice President-Fossil Plants since April 1998, Vice President-Power Production from 1996 to 1998 and Vice President-Finance, Controller and Treasurer from 1994 to 1996 at WP&L. Mr. Doyle is also an officer of IESU.

John E. Ebright, 55, was elected Vice President-Controller effective April 1998. Mr. Ebright is also an officer of IEC and IESU.

Dean E. Ekstrom, 51, was elected Vice President-Sales and Services effective April 1998. Mr. Ekstrom is also an officer of IESU.

John F. Franz, Jr., 59, was elected Vice President-Nuclear effective April 1998. Mr. Franz is also an officer of IESU.

Edward M. Gleason, 58, was elected Vice President-Treasurer and Corporate Secretary effective April 1998. He previously served as Controller, Treasurer, and Corporate Secretary of WP&L since 1996 and Corporate Secretary of WP&L from 1993 to 1996. Mr. Gleason is also an officer of IEC and IESU.

Dundeana K. Langer, 40, was elected Vice President-Customer Services effective October 1998. Ms. Langer is also an officer of IESU.

Daniel L. Mineck, 50, was elected Vice President-Performance Engineering and Environmental effective April 1998. Mr. Mineck is also an officer of IESU.

Kim K. Zuhlke, 45, was elected Vice President-Customer Operations effective April 1998. He previously served as Vice President-Customer Services and Sales since 1993 at WP&L. Mr. Zuhlke is also an officer of IESU.

David L. Wilson, 52, was elected Assistant Vice President-Nuclear effective April 1998. Mr. Wilson is also an officer of IESU.

Linda J. Wentzel, 50, was appointed Assistant Corporate Secretary effective May 1998. She previously served as Executive Administrative Assistant since 1995 and Administrative Assistant from 1992 to 1995 at IEC. Ms. Wentzel is also an officer of IEC and IESU.

Enrique Bacalao, 49, was appointed Assistant Treasurer effective November 1998. Prior to joining WP&L, he was Vice President, Corporate Banking at the Chicago Branch from 1995 to 1998, and Manager and Head of the Customer Dealing Group at the London Branch from 1993 to 1995, of The Industrial Bank of Japan, Limited. Mr. Bacalao is also an officer of IEC and IESU.

Steven F. Price, 46, was elected Assistant Treasurer effective April 1998. He previously served as Assistant Corporate Secretary since 1992 at IEC and WP&L and as Assistant Treasurer since 1992 at IEC. Mr. Price is also an officer of IESU.

Robert A. Rusch, 36, was elected Assistant Treasurer effective April 1998. He previously served as Assistant Treasurer since 1995 and Financial Analyst from 1989 to 1995 at WP&L. Mr. Rusch is also an officer of IESU.

NOTE: None of the executive officers listed above is related to any member of the Board of Directors or nominee for director or any other executive officer.

Messrs. Liu and Davis have employment agreements with IEC pursuant to which their terms of office are established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

IEC

The information required by Item 11 is incorporated herein by reference to the relevant information in the 1999 IEC Proxy Statement. The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IEC's fiscal year.

IESU
                     EXECUTIVE OFFICERS' COMPENSATION TABLE

The following Summary Compensation Table sets forth the total compensation paid by IEC and its subsidiaries for all services rendered during 1998, 1997, and 1996 to the Chief Executive Officer and the four other most highly compensated executive officers of IESU at December 31, 1998.

                                                                                         Long-Term
                                    Annual Compensation                               Compensation Awards
                              ---------------------------------------------    -------------------------------
                                                                                                  Securities
                                                                                                  Underlying
                                                            Other Annual         Restricted      Options/SARs      All Other
Name and Principal Position   Year    Salary     Bonus 1    Compensation 2     Stock Awards 3     (Shares) 4     Compensation 5
----------------------------- ------ ---------- ---------- ----------------    --------------- --------------- -----------------
Erroll B. Davis, Jr.          1998    $540,000   $    -            $13,045        $       -            36,752           $57,996
Chief Executive Officer       1997     450,000    200,800           19,982                -            13,800            60,261
                              1996     450,000    297,862           23,438                -            12,600            66,711

Lee Liu                       1998     400,000         -               -            337,241            25,347            52,073

Chairman of the Board         1997     400,000    189,000            5,956          176,391               -              13,277
                              1996     380,000    175,000            2,578          253,475               -              13,956

William D. Harvey             1998     233,846         -             4,699                -            11,406            28,642
Executive Vice President      1997     220,000     43,986           14,944                -             5,100            33,043
                              1996     220,000     92,104           10,765                -             4,650            29,343

Eliot T. Protsch              1998     233,846         -             2,443                -            11,406            20,398
Executive Vice President      1997     220,000     51,400           11,444                -             5,100            30,057
                              1996     220,000    101,224            7,657                -             4,650            25,890

Thomas M. Walker 6            1998     229,846         -               814                -            11,406            13,263
Executive Vice President      1997     230,000     62,100           38,138                -                 -             2,367
and Chief Financial Officer   1996       9,583         -               -             30,000                 -               119


1   No bonuses were paid for 1998.
2   Other Annual  Compensation  for 1998  consists of:  income tax gross-ups for reverse  split-dollar life insurance for Messrs.  Davis, Harvey and Protsch;
    and relocation expense reimbursement for Mr. Walker.
3   Prior to the Merger,  IES had historically  made awards of restricted stock.
    Such awards (to the extent not previously vested) vested  automatically upon the  consummation  of the Merger.  The number of shares of restricted  stock reflected in this table that were subject to such  automatic  vesting are as follows:  Mr. Liu - 8,703 shares awarded for 1998,  5,004 shares awarded for
    1997 and 8,703 shares  awarded for 1996;  Mr. Walker - 1,000 shares  awarded for 1996.  Restricted  stock was considered  outstanding upon the award date and  dividends  were paid to the  eligible  officers on these  shares  while restricted.  The amounts shown in the table above represent the value of the awards based upon the closing price of IES common stock on the award date.
4   Awards made in 1998 were in  combination  with  performance  share awards as described in the table entitled "Long-Term Incentive Awards in 1998."
5   All Other  Compensation  for 1998  consists of:  matching  contributions  to
    401(k) Plan and Deferred  Compensation Plan, Mr. Davis - $16,200,  Mr. Liu -
    $4,754,  Mr. Harvey - $7,015,  Mr. Protsch - $7,015 and Mr. Walker - $5,000;
    financial  counseling  benefit,  Mr. Davis - $7,000,  Mr. Liu - $4,448,  Mr.
    Harvey - $7,000, Mr. Protsch - $2,333 and Mr. Walker - $7,000;  split dollar life insurance  premiums,  Mr. Davis - $20,653,  Mr. Harvey - $8,738 and Mr.
    Protsch - $7,989; reverse split dollar life insurance,  Mr. Davis - $14,143,
    Mr. Harvey - $5,889 and Mr.  Protsch - $3,061;  life  insurance  coverage in excess of $50,000,  Mr. Liu - $9,910; and dividends on restricted stock, Mr.
    Liu - $32,961 and Mr. Walker - $1,263.  The split dollar insurance  premiums are calculated using the "foregone interest" method.
6   Mr. Walker's employment with the company began in 1996.

                                IEC STOCK OPTIONS

The following table sets forth certain information concerning stock options granted by IEC during 1998 to the executives named below:


                   OPTION/SAR GRANTS IN 1998
-------------------------- ---------------------------------------------------------- ----------------------------
                                                                                         Potential Realizable
                                                                                        Value at Assumed Annual
                                                                                            Rates of Stock
                                               Individual Grants                        Appreciation for Option
                                                                                                 Term2
-------------------------- ---------------------------------------------------------- ----------------------------
                             Number of       % of Total
                            Securities      Options/SARs
                            Underlying       Granted to     Exercise or
                             Options/       Employees in     Base Price   Expiration
          Name             SARs Granted 1    Fiscal Year     ($/Share)       Date           5%            10%
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------

Erroll B. Davis, Jr.           36,752           5.8%         $31.5625      6/30/08     $729,527      $1,848,993
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------
Lee Liu                        25,347           4.0%          31.5625      6/30/08       503,138      1,275,208
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------
William D. Harvey              11,406           1.8%          31.5625      6/30/08       226,409        573,836
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------
Eliot G. Protsch               11,406           1.8%          31.5625      6/30/08       226,409        573,836
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------
Thomas M. Walker               11,406           1.8%          31.5625      6/30/08       226,409        573,836
-------------------------- -------------- ---------------- ------------- ------------ ------------- --------------

1 Consists of non-qualified stock options to purchase shares of IEC common stock granted pursuant to IEC's Long Term Equity Incentive Plan. Options were granted on July 1, 1998, and will fully vest on January 2, 2001. Upon a "change in control" of IEC as defined in the Plan or upon retirement, disability or death of the option holder, these options shall become immediately exercisable. Upon exercise of an option, the executive purchases all or a portion of the shares covered by the option by paying the exercise price multiplied by the number of shares as to which the option is exercised, either in cash or by surrendering common shares already owned by the executive.

2 The hypothetical potential appreciation shown for the named executives is required by the SEC rules. The amounts shown do not represent either the historical or expected future performance of IEC's common stock level of appreciation. For example, in order for the named executives to realize the potential values set forth in the 5% and 10% columns in the table above, the price per share of IEC's common stock would be $51.41 and $81.87, respectively, as of the expiration date of the options.

The following table provides information for the executives named below regarding the number and value of exercisable and unexercised options. None of these executives exercised options in fiscal 1998.

        OPTION/SAR VALUES AT DECEMBER 31, 1998
-------------------------- ------------------------------------- ---------------------------------------
                                   Number of Securities
                                  Underlying Unexercised           Value of Unexercised In-the-Money
                              Options/SARs at Fiscal Year End          Options/SARs at Year End1
-------------------------- ------------------------------------- ---------------------------------------
          Name               Exercisable       Unexercisable       Exercisable        Unexercisable
-------------------------- ----------------- ------------------- ----------------- ---------------------
Erroll B. Davis, Jr.            13,100             63,152            $62,225             $102,817
-------------------------- ----------------- ------------------- ----------------- ---------------------
Lee Liu                            -               25,347               -                  17,426
-------------------------- ----------------- ------------------- ----------------- ---------------------
William D. Harvey                4,700             21,156             22,325               36,492
-------------------------- ----------------- ------------------- ----------------- ---------------------
Eliot G. Protsch                 4,700             21,156             22,325               36,492
-------------------------- ----------------- ------------------- ----------------- ---------------------
Thomas M. Walker                   -               11,406               -                   7,842
-------------------------- ----------------- ------------------- ----------------- ---------------------


1 Based on the closing per share price on December 31, 1998 of IEC common stock of $32.25.

The following table provides information concerning long-term incentive awards made by IEC to the executives named below in 1998.

             LONG-TERM INCENTIVE AWARDS IN 1998
------------------------ ----------------------- ----------------------- -----------------------------------------
                                                                              Estimated Future Payouts Under
                                                                                Non-Stock Price-Based Plans
------------------------ ----------------------- ----------------------- -----------------------------------------
                                                  Performance or Other
                           Number of Shares,          Period Until
         Name            Units or Other Rights    Maturation or Payout    Threshold       Target        Maximum
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
                                  (#)1                                       (#)            (#)           (#)
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
Erroll B. Davis, Jr.             11,026                  1/2/01             5,513         11,026        22,052
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
Lee Liu                          7,604                   1/2/01             3,802          7,604        15,208
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
William D. Harvey                2,661                   1/2/01             1,330          2,661         5,322
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
Eliot G. Protsch                 2,661                   1/2/01             1,330          2,661         5,322
------------------------ ----------------------- ----------------------- ------------- -------------- ------------
Thomas M. Walker                 2,661                   1/2/01             1,330          2,661         5,322
------------------------ ----------------------- ----------------------- ------------- -------------- ------------

1   Consists  of  performance   shares  awarded  under  IEC's  Long-Term  Equity
    Incentive Plan. These  performance  shares will vest based on achievement of specified  Total  Shareholder  Return  (TSR)  levels  as  compared  with  an investor-owned  utility peer group over the period  ending  January 2, 2001.
    Payouts  will be in shares of IEC common  stock,  but will be  modified by a performance multiplier which ranges from 0 to 2.00.

The following information required by Item 10 for IESU is incorporated herein by reference to the relevant information in the 1999 IEC Proxy Statement, which has been filed with the Securities and Exchange Commission within 120 days after the end of IESU's fiscal year: Compensation of Directors, Certain Agreements and Transactions, and Retirement and Employee Benefit Plans. Mr. Walker participates in the Alliant Energy Corporate Services Retirement Plan and the Alliant Energy Corporate Services Supplemental Executive Retirement Plan and has two years credited service under such plans.

WP&L

The information required by Item 11 will be incorporated herein by reference to the relevant information in the 1999 WP&L Proxy Statement. The 1999 WP&L Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of WP&L's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

IEC

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption "Ownership of Voting Securities" in the 1999 IEC Proxy Statement. The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IEC's fiscal year.

IESU
                         OWNERSHIP OF VOTING SECURITIES

Listed in the following table are the shares of IEC's common stock owned by the executive officers listed in the Summary Compensation Table and all directors of IESU, as well as the number of shares owned by directors and executive officers as a group as of December 31, 1998. The directors and executive officers of IEC as a group owned less than one percent of the outstanding shares of common stock on that date. To IEC's knowledge, no shareowner beneficially owned 5 percent or more of IEC's outstanding common stock as of December 31, 1998.

                                                                  Shares
                                                               Beneficially
 Name of Beneficial Owner                                         Owned(1)
                                                               ------------
 Executives(2)
      William D. Harvey....................................       23,759  (3)
      Eliot G. Protsch.....................................       23,817  (3)
      Thomas M. Walker.....................................        5,105  (3)
 Director Nominees
      Alan B. Arends.......................................        2,202
      Rockne G. Flowers....................................       10,189
      Katharine C. Lyall...................................        7,715
      Robert D. Ray........................................        4,032
      Anthony R. Weiler....................................        4,603  (3)
 Continuing Directors
      Erroll B. Davis, Jr..................................       59,292  (3)
      Joyce L. Hanes.......................................        2,858  (3)
      Lee Liu..............................................       66,247  (3)
      Arnold M. Nemirow....................................       10,387
      Milton E. Neshek.....................................       12,315
      Jack R. Newman.......................................        2,027
      Judith D. Pyle.......................................        6,297
      David Q. Reed........................................        6,043  (3)
      Robert W. Schlutz....................................        4,185
      Wayne H. Stoppelmoor.................................       12,424
 All Executives and Directors as a Group
      35 people, including those listed above..............      399,672  (3)

(1) Total shares of IEC common stock outstanding as of December 31, 1998 were 77,630,043.
(2) Stock ownership of Mr. Davis and Mr. Liu are shown with continuing directors.
(3) Included in the beneficially owned shares shown are: indirect ownership interests with shared voting and investment powers: Mr. Harvey - 1,897, Mr. Protsch - 573, Mr. Davis - 5,866, Ms. Hanes - 541, Mr. Liu - 9,755, Mr. Reed
    - 353 and Mr. Weiler - 1,037; and exercisable stock options: Mr. Davis - 37,950, Mr. Harvey - 13,152, Mr. Protsch - 13,152, Mr. Walker - 3,802, Mr.
    Liu - 8,449 and Mr. Stoppelmoor - 6,336 (all executive officers and directors as a group - 148,072).

WP&L

The information required by Item 12 will be incorporated herein by reference to the relevant information in the 1999 WP&L Proxy Statement. The 1999 WP&L Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of WP&L's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

IEC

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption "Certain Agreements and Transactions" in the 1999 IEC Proxy Statement. The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IEC's fiscal year.

IESU

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption "Certain Agreements and Transactions" in the 1999 IEC Proxy Statement. The 1999 IEC Proxy Statement has been filed with the Securities and Exchange Commission within 120 days after the end of IESU's fiscal year.

WP&L

The information required by Item 13 will be incorporated herein by reference to the relevant information in the 1999 WP&L Proxy Statement. The 1999 WP&L Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of WP&L's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)      Consolidated Financial Statements

        Refer to Index to Financial Statements at Item 8. "Financial Statements and Supplementary Data."

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

     3.2        Bylaws of Interstate Energy Corporation, effective as of January
                20, 1999

     3.3* Restated Articles of Incorporation of Wisconsin Power & Light Company, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

     3.4 Bylaws of Wisconsin Power and Light Company, effective as of January 20, 1999

     3.5* Amended and Restated Articles of Incorporation of IES Utilities Inc. (incorporated by reference to Exhibit 3.5 to IESU's Form 10-Q for the quarter ended June 30, 1998)

     3.6         Bylaws of IES Utilities Inc., effective as of January 20, 1999

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

     4.2* Rights Agreement, dated January 20, 1999, between Interstate Energy Corporation and Firstar Bank Milwaukee, N.A. (incorporated by reference to Exhibit 4.1 to IEC's Registration Statement on Form 8-A, dated January 20, 1999)

     4.3* Indenture, dated as of June 20, 1997, between WP&L and Firstar Trust Company, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WP&L's Registration Statement on Form S-3 (Registration No. 33-60917))

     4.4* Officers' Certificate, dated as of June 25, 1997, creating the 7% debentures due June 15, 2007 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated June 25, 1997)

     4.5* Officers' Certificate, dated as of October 27, 1998, creating the 5.70% debentures due October 15, 2008 of WP&L (incorporated by reference to Exhibit 4 to WP&L's Current Report on Form 8-K, dated October 27, 1998)

     4.6* Indenture of Mortgage and Deed of Trust, dated as of September 1, 1993, between IES Utilities Inc. (formerly Iowa Electric Light and Power Company (IE)) and The First National Bank of Chicago, as Trustee (Mortgage) (incorporated by reference to Exhibit 4(c) to IESU's Form 10-Q for the quarter ended September 30, 1993)

     4.7*       Supplemental Indentures to the Mortgage:

                                                IESU/IES
      Number         Dated as of              File Reference          Exhibit

     ----------  ---------------------  --------------------------    ---------

     First       October 1, 1993        Form 10-Q, 11/12/93           4(d)
     Second      November 1, 1993       Form 10-Q, 11/12/93           4(e)
     Third       March 1, 1995          Form 10-Q, 5/12/95            4(b)
     Fourth      September 1, 1996      Form 8-K, 9/19/96             4(c)(i)
     Fifth       April 1, 1997          Form 10-Q, 5/14/97            4(a)

     4.8* Indenture of Mortgage and Deed of Trust, dated as of August 1, 1940, between IES Utilities Inc. (formerly IE) and The First National Bank of Chicago, Trustee (1940 Indenture) (incorporated by reference to Exhibit 2(a) to IESU's Registration Statement, File No. 2-25347)

     4.9*        Supplemental Indentures to the 1940 Indenture:

                                                                    IESU
               Number               Dated as of                File Reference           Exhibit
         -------------------   ----------------------    ---------------------------    ---------

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

      4.10* Indenture or Deed of Trust dated as of February 1, 1923, between IES Utilities Inc. (successor to Iowa Southern Utilities Company
                (IS) as result of merger of IS and IE) and The Northern Trust Company (The First National Bank of Chicago, successor) and Harold H. Rockwell (Richard D. Manella, successor), as Trustees (1923 Indenture) (incorporated by reference to Exhibit B-1 to File No. 2-1719)

      4.11*     Supplemental Indentures to the 1923 Indenture:

                       Dated as of             File Reference          Exhibit
                 ------------------------     -----------------      -----------

                 May 1, 1940                  2-4921                 B-1-k
                 May 2, 1940                  2-4921                 B-1-l
                 October 1, 1945              2-8053                 7(m)
                 October 2, 1945              2-8053                 7(n)
                 January 1, 1948              2-8053                 7(o)
                 September 1, 1950            33-3995                4(e)
                 February 1, 1953             2-10543                4(b)
                 October 2, 1953              2-10543                4(q)
                 August 1, 1957               2-13496                2(b)
                 September 1, 1962            2-20667                2(b)

                 June 1, 1967                 2-26478                2(b)
                 February 1, 1973             2-46530                2(b)
                 February 1, 1975             2-53860                2(aa)
                 July 1, 1975                 2-54285                2(bb)
                 September 2, 1975            2-57510                2(bb)
                 March 10, 1976               2-57510                2(cc)
                 February 1, 1977             2-60276                2(ee)
                 January 1, 1978              0-849                  2
                 March 1, 1979                0-849                  2
                 March 1, 1980                0-849                  2
                 May 31, 1986                 33-3995                4(g)
                 July 1, 1991                 0-849                  4(h)
                 September 1, 1992            0-849                  4(m)
                 December 1, 1994             0-4117-1               4(f)

     4.12* Indenture (For Unsecured Subordinated Debt Securities), dated as of December 1, 1995, between IES Utilities Inc. and The First National Bank of Chicago, as Trustee (Subordinated Indenture) (incorporated by reference to Exhibit 4(i) to IESU's Amendment No. 1 to Registration Statement, File No. 33-62259)

     4.13* Indenture (For Senior Unsecured Debt Securities), dated as of August 1, 1997, between IES Utilities Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4(j) to IESU's Registration Statement, File No. 333-32097)

     4.14* The Original through the Nineteenth Supplemental Indentures of Interstate Power Company to The Chase Manhattan Bank and Carl E. Buckley and C. J. Heinzelmann, as Trustees, dated January 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

     4.15* Twentieth Supplemental Indenture of Interstate Power Company to The Chase Manhattan Bank and C. J. Heinzelmann, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC's Registration Statement No. 33-59352 dated March 11, 1993)

     10.1* Service Agreement by and among Wisconsin Power & Light Company, South Beloit Water, Gas and Electric Company, IES Utilities Inc., Interstate Power Company, and Alliant Services Company (incorporated by reference to Exhibit 10.1 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.2* Service Agreement by and among Alliant Industries, Inc., IPC Development Company, Inc. and Alliant Services Company (incorporated by reference to Exhibit 10.2 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.3* System Coordination and Operating Agreement dated April 11, 1997, among IES Utilities Inc., Interstate Power Company, Wisconsin Power & Light Company and Alliant Services, Inc. (incorporated by reference to Exhibit 10.3 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.4* Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated February 2, 1967 (incorporated by reference to Exhibit 4.09 of Wisconsin Public Service Corporation in File No. 2-27308)

     10.5* Joint Power Supply Agreement among Wisconsin Public Service Corporation, Wisconsin Power and Light Company, and Madison Gas and Electric Company, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of Wisconsin Public Service Corporation in File No. 2-48781)

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

     10.11* Duane Arnold Energy Center Operating Agreement dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(ll) to IESU's Registration Statement, File No. 2-38674)

     10.12* Duane Arnold Energy Center Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between Central Iowa Power Cooperative, Corn Belt Power Cooperative and IESU (incorporated by reference to Exhibit 5(mm) to IESU's Registration Statement, File No. 2-38674)

     10.13*     Basic  Generating  Agreement  dated April 16, 1975  between Iowa
                Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IESU for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IESU's Form 10-K for the year 1977)

     10.13a* Addendum Agreement to the Basic Generating Agreement for OGS-1 dated December 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IESU for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IESU's Form 10-K for the year 1977)

     10.14* Second Amended and Restated Credit Agreement dated as of September 17, 1987 between Arnold Fuel, Inc. and the First National Bank of Chicago and the Amended and Restated Consent and Agreement dated as of September 17, 1987 by IESU (incorporated by reference to Exhibit 10(j) to IESU's Form 10-K for the year 1987)

     10.15#* Form of Supplemental Retirement Agreement (incorporated by reference to Exhibit 10.15 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.16#*    Interstate    Energy    Corporation   1998   Officer   Incentive
                Compensation Plan (incorporated by reference to Exhibit 10.16 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.17#*    Interstate  Energy  Corporation   Long-Term  Incentive  Program,
                revised July 1, 1998 (incorporated by reference to Exhibit 10.17 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.18#* Alliant Services Company Key Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.18 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.19#* Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to IEC's Form 10-K for the year ended December 31, 1992)

     10.19a#* Amendment to Executive Tenure Compensation Plan adopted February 23, 1998 (incorporated by reference to Exhibit 10.19a to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.20#* Forms of Deferred Compensation Plans, as amended June, 1990 (incorporated by reference to Exhibit 10C to IEC's Form 10-K for the year ended December 31, 1990)

     10.20a#* Officer's Deferred Compensation Plan II, as adopted September 1992 (incorporated by reference to Exhibit 10C.1 to IEC's Form 10-K for the year ended December 31, 1992)

     10.20b#* Officer's Deferred Compensation Plan III, as adopted January 1993 (incorporated by reference to Exhibit 10C.2 to IEC's Form 10-K for the year ended December 31, 1993)

     10.21#* Deferred Compensation Plan for Directors, as amended January 17, 1995 (incorporated by reference to Exhibit 10I to IEC's Form 10-K for the year ended December 31, 1995)

     10.22#* Interstate Energy Corporation Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.23#* Key Executive Employment and Severance Agreement by and between Interstate Energy Corporation and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 4.2 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.23a#* Key Executive Employment and Severance Agreement by and between Interstate Energy Corporation and each of W.D. Harvey and E.G. Protsch (incorporated by reference to Exhibit 4.3 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.24#* Key Executive Employment and Severance Agreement by and between Interstate Energy Corporation and each of E.M. Gleason, B.J.
                Swan, D.A. Doyle, P.J. Wegner, C. Fulenwider and K.K. Zuhlke (incorporated by reference to Exhibit 4.4 to IEC's Form 10-Q for the quarter ended June 30, 1994)

     10.25#* Severance Agreement by and between Interstate Energy Corporation and Lance W. Ahearn (incorporated by reference to Exhibit 10N to IEC's Form 10-K for the year ended December 31, 1997)

     10.26#* Severance Agreement by and between Interstate Energy Corporation and Anthony J. Amato (incorporated by reference to Exhibit 10.28 to IEC's Form 10-Q for the quarter ended June 30, 1998)

     10.27#* Early Retirement Agreement, dated as of October 7, 1998, by and between Interstate Energy Corporation et al. and Michael R. Chase (incorporated by reference to Exhibit 10.1 to IEC's Form 10-Q for the quarter ended September 30, 1998)

     10.28#* Employment Agreement, dated as of April 21, 1998, by and between Interstate Energy Corporation and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.1 to IEC's Form 8-K dated April 21, 1998)

     10.29#* Employment Agreement, dated as of April 21, 1998, by and between Interstate Energy Corporation and Lee Liu (incorporated by reference to Exhibit 10.2 to IEC's Form 8-K dated April 21,
                1998)

     10.30#*    Supplemental  Retirement  Plan  (incorporated  by  reference  to
                Exhibit 10(l) to IES's Form 10-K for the year ended December 31,
                1987)

     10.31#*    Key  Employee  Deferred   Compensation  Plan   (incorporated  by
                reference to Exhibit 10(n) to IES's Form 10-K for the year ended December 31, 1987)

     10.31a#* Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES's Form 10-Q for the quarter ended March 31, 1990)

     10.32#* Executive Guaranty Plan (incorporated by reference to Exhibit 10(p) to IES's Form 10-K for the year ended December 31, 1987)

     10.33#*    Executive   Change  of  Control   Severance   Agreement   -  CEO
                (incorporated by reference to Exhibit 10(a) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.34#*    Executive   Change  of  Control   Severance   Agreement  -  Vice
                Presidents (incorporated by reference to Exhibit 10(b) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.35#* Executive Change of Control Severance Agreement - Other Officers (incorporated by reference to Exhibit 10(c) to IES's Form 10-Q for the quarter ended September 30, 1996)

     10.36#* Amendments to Key Employee Deferred Compensation Agreement for Directors (incorporated by reference to Exhibit 10(u) to IES's Form 10-Q for the quarter ended March 31, 1990)

     10.37#* IES Industries Inc. Grantor Trust for Director Retirement Plan (incorporated by reference to Exhibit 10(c) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.38#* IES Industries Inc. Grantor Trust for Deferred Compensation Agreements (incorporated by reference to Exhibit 10(d) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.39#* IES Industries Inc. Grantor Trust for Supplemental Retirement Agreements (incorporated by reference to Exhibit 10(e) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.40#* IES Utilities Inc. Grantor Trust for Deferred Compensation Agreements (incorporated by reference to Exhibit 10(f) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.41#* IES Utilities Inc. Grantor Trust for Supplemental Retirement Agreements (incorporated by reference to Exhibit 10(g) to IES's Form 10-Q for the quarter ended September 30, 1997)

     10.42#* Interstate Power Company Irrevocable Trust Agreement dated April 30, 1990 (incorporated by reference to Exhibit 99.f to IPC's Form 10-K for the year ended December 31, 1993)

     10.43#* Interstate Power Company Amended Deferred Compensation Plan as amended through January 30, 1990 (incorporated by reference to
                Exhibit 99.e to IPC's Form 10-K for the year ended  December 31,
                1993)

     10.44#* Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 and December 9, 1997 (incorporated by reference to Exhibit 99.5 to IPC's Form 10-K for the year ended December 31, 1997)

     10.45#* Interstate Power Company Irrevocable Trust Agreement dated December 1997 (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year ended December 31, 1997)

     10.46# Early Retirement Agreement, dated as of December 4, 1998, by and between Interstate Energy Corporation et al. and Richard R. Ewers

     10.47 Stockholders' Agreement entered into as of November 18, 1998, by and among McLeodUSA Incorporated, Alliant Energy Investments, Inc. (formerly known as IES Investments Inc.) and certain other principal stockholders of McLeodUSA Incorporated

     21         Subsidiaries of Interstate Energy Corporation

     23 Consent of Independent Public Accountants for Interstate Energy Corporation

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended December 31, 1998

     27.2       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1998

     27.3       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1998

     27.4       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1997

     27.5       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1997

     27.6       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended December 31, 1996

     27.7 Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1998

     27.8 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1998

     27.9 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1997

     27.10 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1997

     27.11 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1996

     27.12 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended December 31, 1998

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of IEC, WP&L or IESU, as the case may be.

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

(b) Reports on Form 8-K

Wisconsin Power and Light Company filed a Current Report on Form 8-K, dated October 27, 1998, reporting (under Item 5) that on October 27, 1998, Wisconsin Power and Light Company agreed to sell $60,000,000 principal amount of its 5.70% Debentures due October 15, 2008 in a public offering.

Interstate Energy Corporation filed a Current Report on Form 8-K, dated January 20, 1999, reporting (under Item 5) that on January 20, 1999 the Board of Directors of Interstate Energy Corporation adopted a series of amendments to the Bylaws of Interstate Energy Corporation.

Interstate Energy Corporation filed a Current Report on Form 8-K, dated January 20, 1999, reporting (under Item 5) that on January 20, 1999, the Board of Directors of Interstate Energy Corporation declared a dividend of one common share purchase right for each outstanding share of common stock, $.01 par value, of Interstate Energy Corporation. The description and terms of the common share purchase rights are set forth in a Rights Agreement dated January 20, 1999 between Interstate Energy Corporation and Firstar Bank Milwaukee, N.A., as Rights Agent.

IESU - none.

                INTERSTATE ENERGY CORPORATION, IES UTILITIES INC.
                      AND WISCONSIN POWER AND LIGHT COMPANY

           SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description                                                               Balance, January 1    Balance, December 31
                                                                                      (in thousands)

Valuation and  Qualifying  Accounts Which are Deducted in the
Balance Sheet From the Assets to Which They Apply:
Accumulated Provision for Uncollectible Accounts:
      Interstate Energy Corporation
         Year ended December 31, 1998                                         $   2,624             $   3,008
                                                                               ========              ========
         Year ended December 31, 1997                                         $   3,319             $   2,624
                                                                               ========              ========
         Year ended December 31, 1996                                         $   3,341             $   3,319
                                                                               ========              ========
      IES Utilities Inc.
         Year ended December 31, 1998                                         $     854             $   1,415
                                                                               ========              ========
         Year ended December 31, 1997                                         $     757             $     854
                                                                               ========              ========
         Year ended December 31, 1996                                         $     676             $     757
                                                                               ========              ========
      Wisconsin Power and Light Company
         Year ended December 31, 1998                                         $      12             $       8
                                                                               ========              ========
         Year ended December 31, 1997                                         $      45             $      12
                                                                               ========              ========
         Year ended December 31, 1996                                         $      45             $      45
                                                                               ========              ========
Note:  The above  provisions  relate to various  customer  and other receivable balances included in various line items on the respective
Consolidated  Balance Sheets.

Other Reserves:
Accumulated Provision for Injuries and Damages, Workers' Compensation
 and Other Miscellaneous Reserves:
      Interstate Energy Corporation
         Year ended December 31, 1998                                         $   6,400             $   7,458
                                                                               ========              ========
         Year ended December 31, 1997                                         $   4,616             $   6,400
                                                                               ========              ========
         Year ended December 31, 1996                                         $   4,311             $   4,616
                                                                               ========              ========
      IES Utilities Inc.
         Year ended December 31, 1998                                         $   5,033             $   3,129
                                                                               ========              ========
         Year ended December 31, 1997                                         $   3,219             $   5,033
                                                                               ========              ========
         Year ended December 31, 1996                                         $   3,076             $   3,219
                                                                               ========              ========
      Wisconsin Power and Light Company
         Year ended December 31, 1998                                         $      1              $   2,799
                                                                               ========              ========
         Year ended December 31, 1997                                         $      -              $       1
                                                                               ========              ========
         Year ended December 31, 1996                                         $      -              $       -
                                                                               ========              ========

Reserve for Merger-Related Employee Separation Charges:
      Interstate Energy Corporation
         Year ended December 31, 1998                                         $      -              $   5,712
                                                                               ========              ========
         Year ended December 31, 1997                                         $      -              $       -
                                                                               ========              ========
         Year ended December 31, 1996                                         $       -             $       -
                                                                               ========              ========
      IES Utilities Inc.
         Year ended December 31, 1998                                         $       -             $   1,893
                                                                               ========              ========
         Year ended December 31, 1997                                         $       -             $      -
                                                                               ========              ========
         Year ended December 31, 1996                                         $       -             $      -
                                                                               ========              ========
      Wisconsin Power and Light Company
         Year ended December 31, 1998                                         $       -             $     766
                                                                               ========              ========
         Year ended December 31, 1997                                         $       -             $       -
                                                                               ========              ========
         Year ended December 31, 1996                                         $       -             $       -
                                                                               ========              ========

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.
                                 INTERSTATE ENERGY CORPORATION

                                 By: /s/ Erroll B. Davis, Jr.
                                     Erroll B. Davis, Jr.
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 1999.


/s/ Erroll B. Davis, Jr.        President, Chief Executive Officer and Director
Erroll B. Davis, Jr.            (Principal Executive Officer)


/s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                Officer (Principal Financial Officer)


/s/ John E. Ebright             Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)


/s/ Alan B. Arends              Director     /s/ Jack R. Newman         Director
Alan B. Arends                               Jack R. Newman


                                Director     /s/ Judith D. Pyle         Director
Rockne G. Flowers                            Judith D. Pyle


/s/ Joyce L. Hanes              Director     /s/ Robert D. Ray          Director
Joyce L. Hanes                               Robert D. Ray


/s/ Lee Liu                     Director     /s/ David Q. Reed          Director
Lee Liu                                      David Q. Reed


/s/ Katharine C. Lyall          Director                                Director
Katharine C. Lyall                           Robert W. Schlutz


                                Director     /s/ Wayne H. Stoppelmoor   Director
Arnold M. Nemirow                            Wayne H. Stoppelmoor


/s/ Milton E. Neshek            Director     /s/ Anthony R. Weiler      Director
Milton E. Neshek                              Anthony R. Weiler

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.

                                IES UTILITIES INC.

                                By: /s/ Erroll B. Davis, Jr.
                                    Erroll B. Davis, Jr.
                                Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 1999.


/s/ Erroll B. Davis, Jr.        President, Chief Executive Officer and Director
Erroll B. Davis, Jr.            (Principal Executive Officer)


/s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                Officer (Principal Financial Officer)


/s/ John E. Ebright             Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)


/s/ Alan B. Arends              Director     /s/ Jack R. Newman         Director
Alan B. Arends                               Jack R. Newman


                                Director     /s/ Judith D. Pyle         Director
Rockne G. Flowers                            Judith D. Pyle


/s/ Joyce L. Hanes              Director     /s/ Robert D. Ray          Director
Joyce L. Hanes                               Robert D. Ray


/s/ Lee Liu                     Director     /s/ David Q. Reed          Director
Lee Liu                                      David Q. Reed


/s/ Katharine C. Lyall          Director                                Director
Katharine C. Lyall                           Robert W. Schlutz


                                Director     /s/ Wayne H. Stoppelmoor   Director
Arnold M. Nemirow                            Wayne H. Stoppelmoor


/s/ Milton E. Neshek            Director     /s/ Anthony R. Weiler      Director
Milton E. Neshek                              Anthony R. Weiler

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.

                        WISCONSIN POWER AND LIGHT COMPANY

                        By: /s/ Erroll B. Davis, Jr.
                            Erroll B. Davis, Jr.
                            Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 1999.


/s/ Erroll B. Davis, Jr.        President, Chief Executive Officer and Director
Erroll B. Davis, Jr.            (Principal Executive Officer)


/s/ Thomas M. Walker            Executive Vice President and Chief Financial
Thomas M. Walker                Officer (Principal Financial Officer)


/s/ John E. Ebright             Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)


/s/ Alan B. Arends              Director     /s/ Jack R. Newman         Director
Alan B. Arends                               Jack R. Newman


                                Director     /s/ Judith D. Pyle         Director
Rockne G. Flowers                            Judith D. Pyle


/s/ Joyce L. Hanes              Director     /s/ Robert D. Ray          Director
Joyce L. Hanes                               Robert D. Ray


/s/ Lee Liu                     Director     /s/ David Q. Reed          Director
Lee Liu                                      David Q. Reed


/s/ Katharine C. Lyall          Director                                Director
Katharine C. Lyall                           Robert W. Schlutz


                                Director     /s/ Wayne H. Stoppelmoor   Director
Arnold M. Nemirow                            Wayne H. Stoppelmoor


/s/ Milton E. Neshek            Director     /s/ Anthony R. Weiler      Director
Milton E. Neshek                              Anthony R. Weiler

                                 EXHIBIT INDEX

Exhibit             Description

     3.2        Bylaws of Interstate Energy Corporation, effective as of January
                20, 1999

     3.4 Bylaws of Wisconsin Power and Light Company, effective as of January 20, 1999

     3.6        Bylaws of IES Utilities Inc., effective as of January 20, 1999

     10.46 Early Retirement Agreement, dated as of December 4, 1998, by and between Interstate Energy Corporation et al. and Richard R. Ewers

     10.47 Stockholders' Agreement entered into as of November 18, 1998, by and among McLeodUSA Incorporated, Alliant Energy Investments, Inc. (formerly known as IES Investments Inc.) and certain other principal stockholders of McLeodUSA Incorporated

     21         Subsidiaries of Interstate Energy Corporation

     23 Consent of Independent Public Accountants for Interstate Energy Corporation

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended December 31, 1998

     27.2       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1998

     27.3       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1998

     27.4       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1997

     27.5       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1997

     27.6       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended December 31, 1996

     27.7 Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1998

     27.8 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1998

     27.9 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1997

     27.10 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1997

     27.11 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1996

     27.12 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended December 31, 1998