Form 10-Q
period 1999-03-31
INTERSTATE ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-05-17
CIK 352541, 52485, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to _______

               Name of Registrant, State of
Commission     Incorporation, Address of Principal              IRS Employer
File Number    Executive Offices and Telephone Number      Identification Number
-----------    --------------------------------------      ---------------------
1-9894         INTERSTATE ENERGY CORPORATION                    39-1380265
               (a Wisconsin corporation)
               222 West Washington Avenue
               Madison, Wisconsin  53703
               Telephone (608)252-3311

0-4117-1       IES UTILITIES INC.                               42-0331370
               (an Iowa corporation)
               Alliant Tower
               Cedar Rapids, Iowa  52401
               Telephone (319)398-4411

0-337          WISCONSIN POWER AND LIGHT COMPANY                39-0714890
               (a Wisconsin corporation)
               222 West Washington Avenue
               Madison, Wisconsin  53703
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

Number of shares outstanding of each class of common stock as of April 30, 1999:


Interstate Energy Corporation       Common  stock,  $.01 par  value,  78,116,598
                                    shares outstanding

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

                                    CONTENTS

                                                                            Page
                                                                            ----
Part I.       Financial Information

     Item 1.  Consolidated Financial Statements

              Interstate Energy Corporation:
              Consolidated Statements of Income for the Three Months
                   Ended March 31, 1999 and 1998                              4
              Consolidated Balance Sheets as of March 31, 1999 and
                   December 31, 1998                                          5
              Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1999
                    and 1998                                                  7
              Notes to Consolidated Financial Statements                      8

              IES Utilities Inc.:
              Consolidated Statements of Income for the Three Months
                   Ended March 31, 1999 and 1998                             10
              Consolidated Balance Sheets as of March 31, 1999 and
                   December 31, 1998                                         11
              Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and 1998                      13
              Notes to Consolidated Financial Statements                     14

              Wisconsin Power and Light Company:
              Consolidated Statements of Income for the Three Months
                   Ended March 31, 1999 and 1998                             15
              Consolidated Balance Sheets as of March 31, 1999 and
                   December 31, 1998                                         16
              Consolidated Statements of Cash Flows for the Three
                   Months Ended March 31, 1999 and 1998                      18
              Notes to Consolidated Financial Statements                     19

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     33

Part II.      Other Information                                              33

     Item 1.  Legal Proceedings                                              33

     Item 6.  Exhibits and Reports on Form 8-K                               33

              Signatures                                                     35

                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym     Definition
-----------------------     ----------
Cargill                     Cargill Incorporated
CEMS                        Continuous Emission Monitoring System
Corporate Services          Alliant Energy Corporate Services, Inc.
Dth                         Dekatherm
EAC                         Energy Adjustment Clause
EPA                         United States Environmental Protection Agency
IEC                         Interstate Energy Corporation
IESU                        IES Utilities Inc.
IPC                         Interstate Power Company
IUB                         Iowa Utilities Board
Kewaunee                    Kewaunee Nuclear Power Plant
MAEC                        MidAmerican Energy Company
McLeod                      McLeodUSA Inc.
MD&A                        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations
MW                          Megawatt
MWH                         Megawatt-Hour
NOx                         Nitrogen Oxides
OCA                         Office of Consumer Advocate
PGA                         Purchased Gas Adjustment
Polsky                      Polsky Energy Corporation
PSCW                        Public Service Commission of Wisconsin
PUHCA                       Public Utility Holding Company Act of 1935
Resources                   Alliant Energy Resources, Inc.
SEC                         Securities and Exchange Commission
SIP                         State Implementation Plan
Whiting                     Whiting Petroleum Corporation
WP&L                        Wisconsin Power and Light Company
WPSC                        Wisconsin Public Service Corporation

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          INTERSTATE ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                           For the Three Months Ended March 31
                                               1999                    1998
--------------------------------------------------------------------------------
                                         (in thousands, except per share amounts
Operating revenues:
  Electric utility                          $ 351,338               $ 357,751
  Gas utility                                 133,684                 130,046
  Nonregulated and other                       61,833                  68,486
                                            ---------               ---------
                                              546,855                 556,283
                                            ---------               ---------
--------------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels          65,404                  69,556
  Purchased power                              52,065                  56,147
  Cost of utility gas sold                     81,343                  77,280
  Other operation                             130,365                 157,352
  Maintenance                                  23,812                  25,259
  Depreciation and amortization                73,640                  69,832
  Taxes other than income taxes                27,239                  26,977
                                            ---------               ---------
                                              453,868                 482,403
                                            ---------               ---------
--------------------------------------------------------------------------------

Operating income                               92,987                  73,880
                                            ---------               ---------
--------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                             33,400                  30,924
  Allowance for funds used during
    construction                               (1,934)                 (1,503)
  Preferred dividend requirements
    of subsidiaries                             1,676                   1,674
  Miscellaneous, net                           (6,771)                 (3,877)
                                            ---------               ---------
                                               26,371                  27,218
                                            ---------               ---------
--------------------------------------------------------------------------------
Income before income taxes                     66,616                  46,662
                                            ---------               ---------
--------------------------------------------------------------------------------

Income taxes                                   24,872                  17,787
                                            ---------               ---------
--------------------------------------------------------------------------------

Net income                                  $  41,744               $  28,875
                                            =========               =========
--------------------------------------------------------------------------------

Average number of common shares
 outstanding                                   77,780                  76,579
                                            =========               =========
--------------------------------------------------------------------------------

Earnings per average common share
 (basic and diluted)                        $    0.54               $    0.38
                                            =========               =========
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERSTATE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                March 31,
                                                   1999            December 31,
ASSETS                                         (Unaudited)             1998
--------------------------------------------------------------------------------
                                                        (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                $ 4,884,916         $ 4,866,152
      Gas                                         517,775             515,074
      Other                                       409,844             409,711
                                              ------------   -----------------
                                                5,812,535           5,790,937
    Less - Accumulated depreciation             2,917,085           2,852,605
                                              ------------   -----------------
                                                2,895,450           2,938,332
    Construction work in progress                 133,054             119,032
    Nuclear fuel, net of amortization              40,709              44,316
                                              ------------   -----------------
                                                3,069,213           3,101,680
  Other property, plant and equipment,
    net of accumulated depreciation and
    amortization of $189,289 and
    $178,248, respectively                        354,075             355,100
                                              ------------   -----------------
                                                3,423,288           3,456,780
                                              ------------   -----------------
------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments              54,183              31,827
  Accounts receivable:
    Customer, less allowance for doubtfu
      accounts of $2,594 and $2,518,
      respectively                                 96,973             102,966
    Other, less allowance for doubtful
      accounts of $499 and $490, respectively      22,273              26,054
  Notes receivable, less allowance for
    doubtful accounts of $117 and $120,
    respectively                                    9,433              13,392
  Production fuel, at average cost                 44,397              54,140
  Materials and supplies, at average cost          55,025              53,490
  Gas stored underground, at average cost          12,489              26,013
  Regulatory assets                                26,628              30,796
  Prepaid gross receipts tax                       16,882              22,222
  Other                                            24,316              30,767
                                              ------------   -----------------
                                                  362,599             391,667
                                              ------------   -----------------
------------------------------------------------------------------------------
Investments:
  Investment in McLeodUSA Inc.                    431,255             320,280
  Nuclear decommissioning trust funds             245,024             225,803
  Investment in foreign entities                  119,124              68,882
  Other                                            52,619              54,776
                                              ------------   -----------------
                                                  848,022             669,741
                                              ------------   -----------------
------------------------------------------------------------------------------
Other assets:
  Regulatory assets                               278,147             284,467
  Deferred charges and other                      159,066             156,682
                                              ------------   -----------------
                                                  437,213             441,149
                                              ------------   -----------------
------------------------------------------------------------------------------
Total assets                                  $ 5,071,122         $ 4,959,337
                                              ============   =================
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERSTATE ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                     March 31,
                                                                                        1999             December 31,
CAPITALIZATION AND LIABILITIES                                                      (Unaudited)              1998
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 77,935,693 and 77,630,043 shares, respectively                     $           779      $           776
  Additional paid-in capital                                                               913,728              905,130
  Retained earnings                                                                        540,282              537,372
  Accumulated other comprehensive income                                                   237,434              163,017
                                                                                  -----------------    -----------------
    Total common equity                                                                  1,692,223            1,606,295
                                                                                  -----------------    -----------------

  Cumulative preferred stock of subsidiaries:
   Par/Stated       Authorized        Shares                         Mandatory
      Value           Shares        Outstanding       Series        Redemption
      -----           ------        -----------       ------        ----------
      $ 100              *            449,765      4.40% - 6.20%        No                  44,977               44,977
      $  25              *            599,460          6.50%            No                  14,986               14,986
      $  50           466,406         366,406      4.30% - 6.10%        No                  18,320               18,320
      $  50             **            216,381      4.36% - 7.76%        No                  10,819               10,819
      $  50             **            545,000          6.40%           Yes ***              27,250               27,250
                                                                                  -----------------    -----------------
                                                                                           116,352              116,352
    Less:  unamortized expenses                                                             (2,819)              (2,854)
                                                                                  -----------------    -----------------
      Total cumulative preferred stock of subsidiaries                                     113,533              113,498
                                                                                  -----------------    -----------------

  Long-term debt (excluding current portion)                                             1,545,251            1,543,131
                                                                                  -----------------    -----------------
                                                                                         3,351,007            3,262,924
                                                                                  -----------------    -----------------
* 3,750,000  authorized  shares in total  between  the two classes
**  2,000,000 authorized  shares  in  total  between  the two  classes
***  $53.20  mandatory redemption price
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                      54,084               63,414
  Variable rate demand bonds                                                                56,975               56,975
  Commercial paper                                                                          64,000               64,500
  Notes payable                                                                             50,027               51,784
  Capital lease obligations                                                                 12,146               11,978
  Accounts payable                                                                         163,589              204,297
  Accrued taxes                                                                            106,845               84,921
  Other                                                                                    113,414              111,685
                                                                                  -----------------    -----------------
                                                                                           621,080              649,554
                                                                                  -----------------    -----------------
------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        738,168              691,624
  Accumulated deferred investment tax credits                                               75,949               77,313
  Environmental liabilities                                                                 68,192               68,399
  Customer advances                                                                         35,964               37,171
  Capital lease obligations                                                                 11,499               13,755
  Other                                                                                    169,263              158,597
                                                                                  -----------------    -----------------
                                                                                         1,099,035            1,046,859
                                                                                  -----------------    -----------------
------------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                                   $ 5,071,122          $ 4,959,337
                                                                                  =================    =================
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          INTERSTATE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the Three Months Ended March 31,
                                                                       1999                1998
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash flows from operating activities:
  Net income                                                            $ 41,744            $ 28,875
  Adjustments to reconcile net income to net cash flows
   from  operating activities:
    Depreciation and amortization                                         73,640              69,832
    Amortization of nuclear fuel                                           5,024               5,437
    Amortization of deferred energy efficiency expenditures                7,930               8,240
    Deferred taxes and investment tax credits                             (1,799)            (13,424)
    Refueling outage provision                                             2,415               1,299
    Impairment of oil and gas properties                                       -               6,746
    Other                                                                 (2,070)              1,197
  Other changes in assets and liabilities:
    Accounts receivable                                                    9,774              20,221
    Notes receivable                                                       3,959               2,091
    Production fuel                                                        9,743               7,289
    Materials and supplies                                                (1,535)             (1,543)
    Gas stored underground                                                13,524              21,544
    Prepaid gross receipts tax                                             5,340               4,912
    Accounts payable                                                     (40,708)            (23,964)
    Accrued taxes                                                         21,924              29,699
    Adjustment clause balances                                             9,168              14,220
    Benefit obligations and other                                         12,079                (398)
                                                                -----------------   -----------------
       Net cash flows from operating activities                          170,152             182,273
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends declared                                      (38,834)            (36,580)
    Proceeds from issuance of common stock                                 8,538               2,828
    Net change in Alliant Energy Resources, Inc. credit facility          42,995              29,562
    Proceeds from issuance of other long-term debt                        11,994                  41
    Reductions in other long-term debt                                   (62,310)             (1,013)
    Net change in short-term borrowings                                   (2,257)            (67,676)
    Principal payments under capital lease obligations                    (3,369)             (4,106)
    Other                                                                    113                (423)
                                                                -----------------   -----------------
        Net cash flows used for financing activities                     (43,130)            (77,367)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Cashflows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                           (41,638)            (39,160)
       Nonregulated businesses                                           (49,198)            (22,554)
    Nuclear decommissioning trust funds                                  (15,437)            (13,642)
    Shared savings expenditures                                           (4,247)             (1,808)
    Other                                                                  5,854               7,032
                                                                -----------------   -----------------
       Net cash flows used for investing activities                     (104,666)            (70,132)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                       22,356              34,774
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                31,827              27,329
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------
                                                                -----------------   -----------------
Cash and temporary cash investments at end of period                    $ 54,183            $ 62,103
                                                                =================   =================
-----------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                         $ 31,952            $ 32,237
                                                                =================   =================
       Income taxes                                                      $ 4,600            $ 11,892
                                                                =================   =================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                $ 1,414             $ 1,039
                                                                =================   =================
-----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          INTERSTATE ENERGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The interim consolidated financial statements included herein have been prepared by IEC, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IEC and its consolidated subsidiaries (WP&L, IESU, IPC, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in IEC's, IESU's and WP&L's latest Annual Report on Form 10-K.

       In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1999 and 1998, (b) the consolidated financial position at March 31, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

2. IEC's comprehensive income, and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                       1999              1998
                                                                   --------------   ---------------
            Net income                                                 $  41,744         $  28,875

               Other comprehensive income (loss):
                 Unrealized gain on securities, net of tax (1)
                                                                          75,031            61,829
                 Foreign currency translation adjustments
                                                                           (614)                55
                                                                   --------------   ---------------
                   Other comprehensive income                             74,417
                                                                                            61,884

                                                                   --------------   ---------------
            Comprehensive income                                       $ 116,161         $  90,759
                                                                   ==============   ===============

(1) Primarily due to the adjustment to the estimated fair value each quarter of IEC's investment in McLeod.


      IESU and WP&L had no comprehensive income in the periods presented.

3. Certain financial information relating to IEC's significant business segments is presented below:

                                         Regulated Domestic Utilities           Nonregulated                 IEC
                                  -------------------------------------------
                                   Electric     Gas      Other      Total        Businesses     Other   Consolidated
                                  ------------------------------------------------------------------------------------
                                                                     (in thousands)
      Three Months Ended
      March 31, 1999
      --------------
      Operating revenues           $351,338   $133,684    $9,204    $494,226          $53,199     ($570)     $546,855
      Operating income (loss)        68,615     23,939     2,354      94,908           (1,836)      (85)       92,987
      Net income (loss)                                               44,767           (1,906)   (1,117)       41,744

      Three Months Ended
      March 31, 1998
      --------------
      Operating revenues           $357,751   $130,046    $8,409    $496,206          $60,322     ($245)     $556,283
      Operating income (loss)        55,837     22,376     1,831      80,044           (5,499)     (665)       73,880
      Net income (loss)                                               33,177           (3,999)     (303)       28,875

       Resources' (i.e. the nonregulated businesses) assets increased $150 million during the first quarter of 1999, primarily due to the increase in market value of its investment in McLeod and additional investments in foreign entities. Intersegment revenues were not material to IEC's operations and there was no single customer whose revenues exceeded 10% or more of IEC's consolidated revenues.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain nondeductible expenses.

5. At March 31, 1999, IEC had $119.1 million of investments in foreign entities on its Consolidated Balance Sheets that included: (a) investments in several New Zealand utility entities; (b) investments in several generation facilities in China; and (c) an investment in an international venture capital fund. IEC accounts for the China investments under the equity method and the other investments under the cost method. The geographic concentration of IEC's investments in foreign entities at March 31, 1999, included investments of approximately $85.7 million in New Zealand, $32.9 million in China and $0.5 million in other countries.

6. In October 1998, the Board of Directors of IEC adopted a new Shareowner Rights Plan (new plan) to replace IEC's former plan that expired on February 22, 1999. The new plan was approved on January 15, 1999 by the SEC. On January 20, 1999, the Board of Directors declared a dividend of one common share purchase right (right) on each outstanding share of IEC's common stock which was issued on February 22, 1999 to coincide with the expiration of the former plan. Rights under the new plan will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of IEC's common stock. Each right will initially entitle shareowners to buy one-half of one share of IEC's common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of IEC, each right (subject to limitations) will entitle its holder to purchase, at the right's then current exercise price, a number of common shares of IEC or of the acquirer having a market value at the time of twice the right's per full share exercise price. The Board of Directors is also authorized to reduce the 15% thresholds to not less than 10%.

                               IES UTILITIES INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            For the Three Months Ended March 31,
                                                 1999                  1998
-------------------------------------------------------------------------------
                                                       (in thousands)
Operating revenues:
  Electric utility                              $ 140,017           $ 140,649
  Gas utility                                      61,296              60,395
  Steam and other                                   7,952               7,234
                                                ---------           ---------
                                                  209,265             208,278
                                                ---------           ---------
-----------------------------------------------------------------------------
Operating expenses:
  Electric and steam production fuels              26,589              30,649
  Purchased power                                  13,150              11,049
  Cost of gas sold                                 37,912              37,657
  Other operation                                  47,439              47,002
  Maintenance                                       9,904              10,991
  Depreciation and amortization                    25,482              24,335
  Taxes other than income taxes                    12,616              12,306
                                                ---------           ---------
                                                  173,092             173,989
                                                ---------           ---------
-----------------------------------------------------------------------------

Operating income                                   36,173              34,289
                                                ---------           ---------
-----------------------------------------------------------------------------

Interest expense and other:
Interest expense                                   13,204              13,075
  Allowance for funds used during
   construction                                      (849)               (765)
  Miscellaneous, net                                 (857)                279
                                                ---------           ---------
                                                   11,498              12,589
                                                ---------           ---------
-----------------------------------------------------------------------------

Income before income taxes                         24,675              21,700
                                                ---------           ---------
-----------------------------------------------------------------------------

Income taxes                                       10,216              10,040
                                                ---------           ---------
-----------------------------------------------------------------------------

Net income                                         14,459              11,660
                                                ---------           ---------
-----------------------------------------------------------------------------

Preferred dividend requirements                       229                 229
                                                ---------           ---------
-----------------------------------------------------------------------------

Earnings available for common stock             $  14,230           $  11,431
                                                =========           =========
-----------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               IES UTILITIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                               March 31,
                                                  1999            December 31,
ASSETS                                         (Unaudited)             1998
--------------------------------------------------------------------------------
                                                          (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                  $ 2,148,059       $ 2,140,322
      Gas                                           199,209           198,488
      Steam                                          55,794            55,797
      Common                                        106,732           106,940
                                               -------------   ---------------
                                                  2,509,794         2,501,547
    Less - Accumulated depreciation               1,237,623         1,209,204
                                               -------------   ---------------
                                                  1,272,171         1,292,343
    Construction work in progress                    57,141            48,991
    Leased nuclear fuel, net of
     amortization                                    23,559            25,644
                                               -------------   ---------------
                                                  1,352,871         1,366,978
  Other property, plant and equipment,
    net of accumulated depreciation and
    amortization of $1,984 and $1,948,
    respectively                                      5,586             5,623
                                               -------------   ---------------
                                                  1,358,457         1,372,601
                                               -------------   ---------------
------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                   585             4,175
  Temporary cash investments with
     associated companies                                 -            53,729
  Accounts receivable:
    Customer, less allowance for doubtful
      accounts of $1,056 and $1,058,
      respectively                                   17,543            16,703
    Associated companies                              2,466             2,662
    Other, less allowance for doubtful
      accounts of $363 and $357,
      respectively                                   10,158            10,346
  Production fuel, at average cost                   13,306            11,863
  Materials and supplies, at average cost            25,972            25,591
  Gas stored underground, at average cost             5,887            12,284
  Regulatory assets                                  19,324            23,487
  Prepayments and other                               3,879             4,185
                                               -------------   ---------------
                                                     99,120           165,025
                                               -------------   ---------------
------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds                95,398            91,691
  Other                                               6,236             6,019
                                               -------------   ---------------
                                                    101,634            97,710
                                               -------------   ---------------
------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                 133,491           137,908
  Deferred charges and other                         15,201            15,734
                                               -------------   ---------------
                                                    148,692           153,642
                                               -------------   ---------------
------------------------------------------------------------------------------
Total assets                                    $ 1,707,903       $ 1,788,978
                                               =============   ===============
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               IES UTILITIES INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                March 31,
                                                                                  1999               December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)               1998
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                         $    33,427           $    33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   245,626               275,372
                                                                            ------------------     -----------------
    Total common equity                                                               558,095               587,841
  Cumulative preferred stock, not mandatorily redeemable -
    $50 par value - authorized 466,406 shares; 366,406 shares outstanding              18,320                18,320
  Long-term debt (excluding current portion)                                          551,086               602,020
                                                                            ------------------     -----------------
                                                                                    1,127,501             1,208,181
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current maturities and sinking funds                                                 51,140                50,140
  Capital lease obligations                                                            12,132                11,965
  Notes payable to associated companies                                                 9,694                     -
  Accounts payable                                                                     30,117                43,953
  Accounts payable to associated companies                                             13,930                22,487
  Accrued payroll and vacations                                                         9,311                 6,365
  Accrued interest                                                                     10,082                12,045
  Accrued taxes                                                                        64,480                55,295
  Accumulated refueling outage provision                                                9,020                 6,605
  Environmental liabilities                                                             5,660                 5,660
  Other                                                                                16,928                17,617
                                                                            ------------------     -----------------
                                                                                      232,494               232,132
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   224,893               224,510
  Accumulated deferred investment tax credits                                          28,603                29,243
  Environmental liabilities                                                            29,027                29,195
  Pension and other benefit obligations                                                27,283                25,655
  Capital lease obligations                                                            11,427                13,679
  Other                                                                                26,675                26,383
                                                                            ------------------     -----------------
                                                                                      347,908               348,665
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                              $ 1,707,903           $ 1,788,978
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               IES UTILITIES INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     For the Three Months Ended March 31,
                                                                                          1999                1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
  Net income                                                                         $    14,459         $    11,660
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                        25,482              24,335
     Amortization of leased nuclear fuel                                                   3,499               4,010
     Amortization of deferred energy efficiency expenditures                               6,064               6,070
     Deferred taxes and investment tax credits                                              (473)             (8,822)
     Refueling outage provision                                                            2,415               1,299
     Other                                                                                   146                 319
  Other changes in assets and liabilities:
     Accounts receivable                                                                    (456)              2,796
     Production fuel                                                                      (1,443)                197
     Materials and supplies                                                                 (381)             (1,249)
     Gas stored underground                                                                6,397              10,509
     Accounts payable                                                                    (22,393)            (12,292)
     Accrued taxes                                                                         9,185              13,262
     Adjustment clause balances                                                            4,809               9,466
     Benefit obligations and other                                                         5,776               5,449
                                                                                   ------------------   -----------------
       Net cash flows from operating activities                                           53,086              67,009
                                                                                   ------------------   -----------------
-------------------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends declared                                                      (43,976)            (14,000)
    Dividends payable                                                                     (4,840)             14,000
    Preferred stock dividends                                                               (229)               (229)
    Reductions in long-term debt                                                         (50,000)                  -
    Net change in short-term borrowings                                                    9,694                   -
    Principal payments under capital lease obligations                                    (3,369)             (4,106)
    Other                                                                                     (3)                  -
                                                                                   ------------------  ------------------
      Net cash flows used for financing activities                                       (92,723)             (4,335)
                                                                                   ------------------  ------------------
-------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction expenditures - utility                                                  (16,621)            (19,198)
    Nuclear decommissioning trust funds                                                   (1,502)             (1,502)
    Other                                                                                    441                  72
                                                                                   ------------------  ------------------
      Net cash flows used for investing activities                                       (17,682)            (20,628)
                                                                                   ------------------  ------------------
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                           (57,319)             42,046
                                                                                   ------------------  ------------------
-------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                                57,904                 230
                                                                                   ------------------  ------------------
-------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                                 $       585         $    42,276
                                                                                   ==================  ==================
-------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                         $    13,989         $    12,378
                                                                                   ==================  ==================
    Income taxes                                                                     $     7,334         $    11,804
                                                                                   ==================  ==================
  Noncash investing and financing activities - Capital lease obligations incurred    $     1,414         $     1,039
                                                                                   ==================  ==================
-------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                               IES UTILITIES INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU. IEC Notes 5 and 6 do not relate to IESU and, therefore, are not incorporated by reference.

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

       In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1999 and 1998, (b) the consolidated financial position at March 31, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998, have been made. Because of the seasonal nature of IESU's operations, results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            For the Three Months Ended March 31,
                                                1999                    1998
------------------------------------------------------------------------------
                                                       (in thousands)
Operating revenues:
  Electric utility                           $  149,944            $   151,310
  Gas utility                                    51,794                 50,318
  Water                                           1,252                  1,175
                                             ----------            -----------
                                                202,990                202,803
                                             ----------            -----------
------------------------------------------------------------------------------
Operating expenses:
  Electric production fuels                      27,366                 28,897
  Purchased power                                24,000                 28,602
  Cost of gas sold                               31,181                 30,714
  Other operation                                26,108                 34,003
  Maintenance                                     9,103                  9,967
  Depreciation and amortization                  31,139                 29,258
  Taxes other than income taxes                   7,702                  7,711
                                             ----------            -----------
                                                156,599                169,152
                                             ----------            -----------
------------------------------------------------------------------------------
Operating income                                 46,391                 33,651
                                             ----------            -----------
------------------------------------------------------------------------------
Interest expense and other:
  Interest expense                                9,865                  8,383
  Allowance for funds used during
     construction                                  (923)                  (656)
  Miscellaneous, net                             (4,344)                (1,867)
                                             ----------            -----------
                                                  4,598                  5,860
                                             ----------            -----------
------------------------------------------------------------------------------

Income before income taxes                       41,793                 27,791
                                             ----------            -----------
------------------------------------------------------------------------------

Income taxes                                     15,505                 10,193
                                             ----------            -----------
------------------------------------------------------------------------------

Net income                                       26,288                 17,598
                                             ----------            -----------
------------------------------------------------------------------------------

Preferred dividend requirements                     828                    828
                                             ----------            -----------
------------------------------------------------------------------------------

Earnings available for common stock          $   25,460            $    16,770
                                             ==========            ===========
------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                March 31,
                                                  1999             December 31,
ASSETS                                        (Unaudited)              1998
--------------------------------------------------------------------------------
                                                     (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                 $ 1,847,950          $ 1,839,545
      Gas                                          246,188              244,518
      Water                                         26,584               26,567
      Common                                       219,715              219,268
                                             --------------    -----------------
                                                 2,340,437            2,329,898
    Less - Accumulated depreciation              1,199,761            1,168,830
                                             --------------    -----------------
                                                 1,140,676            1,161,068
    Construction work in progress                   63,950               56,994
    Nuclear fuel, net of amortization               17,151               18,671
                                             --------------    -----------------
                                                 1,221,777            1,236,733
  Other property, plant and equipment,
    net of accumulated depreciation and
    amortization of $44 for both years                 630                  630
                                             --------------    -----------------
                                                 1,222,407            1,237,363
                                             --------------    -----------------
--------------------------------------------------------------------------------
Current assets:
  Cash and temporary cash investments                9,496                1,811
  Accounts receivable:
    Customer                                         9,932               13,372
    Associated companies                             1,921                3,019
    Other                                            7,307                8,298
  Production fuel, at average cost                  14,851               20,105
  Materials and supplies, at average cost           21,117               20,025
  Gas stored underground, at average cost            5,924               10,738
  Regulatory assets                                  3,707                3,707
  Prepaid gross receipts tax                        16,882               22,222
  Other                                              1,413                6,987
                                             --------------    -----------------
                                                    92,550              110,284
                                             --------------    -----------------
--------------------------------------------------------------------------------
Investments:
  Nuclear decommissioning trust funds              149,627              134,112
  Other                                             15,476               15,960
                                             --------------    -----------------
                                                   165,103              150,072
                                             --------------    -----------------
--------------------------------------------------------------------------------
Other assets:
  Regulatory assets                                 74,788               76,284
  Deferred charges and other                       113,058              111,147
                                             --------------    -----------------
                                                   187,846              187,431
                                             --------------    -----------------
--------------------------------------------------------------------------------
Total assets                                   $ 1,667,906          $ 1,685,150
                                             ==============    =================
--------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                     March 31,
                                                                        1999              December 31,
CAPITALIZATION AND LIABILITIES                                      (Unaudited)               1998
---------------------------------------------------------------------------------------------------------
                                                                   (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                              $    66,183           $    66,183
  Additional paid-in capital                                               199,438               199,438
  Retained earnings                                                        305,181               294,309
                                                                  -----------------     -----------------
    Total common equity                                                    570,802               559,930
                                                                  -----------------     -----------------

  Cumulative preferred stock, not mandatorily redeemable
    without par value - authorized 3,750,000 shares, maximum
    aggregate stated value $150,000,000:
      $100 stated value - 449,765 shares outstanding                        44,977                44,977
      $25 stated value - 599,460 shares outstanding                         14,986                14,986
                                                                  -----------------     -----------------
        Total cumulative preferred stock                                    59,963                59,963
                                                                  -----------------     -----------------

  Long-term debt (excluding current portion)                               414,603               414,579
                                                                  -----------------     -----------------
                                                                         1,045,368             1,034,472
                                                                  -----------------     -----------------
---------------------------------------------------------------------------------------------------------
Current liabilities:
  Variable rate demand bonds                                                56,975                56,975
  Notes payable                                                             50,000                50,000
  Notes payable to associated companies                                      1,102                26,799
  Accounts payable                                                          70,884                84,754
  Accounts payable to associated companies                                  16,468                20,315
  Accrued payroll and vacations                                              5,052                 5,276
  Accrued interest                                                           8,093                 6,863
  Accrued taxes                                                             16,502                   740
  Other                                                                     10,197                13,860
                                                                  -----------------     -----------------
                                                                           235,273               265,582
                                                                  -----------------     -----------------
---------------------------------------------------------------------------------------------------------
Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                        243,750               245,489
  Accumulated deferred investment tax credits                               32,705                33,170
  Customer advances                                                         33,253                34,367
  Environmental liabilities                                                 11,644                11,683
  Other                                                                     65,913                60,387
                                                                  -----------------     -----------------
                                                                           387,265               385,096
                                                                  -----------------     -----------------
---------------------------------------------------------------------------------------------------------
Total capitalization and liabilities                                   $ 1,667,906           $ 1,685,150
                                                                  =================     =================
---------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                        WISCONSIN POWER AND LIGHT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                                  1999                   1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Cash flows from operating activities:
  Net income                                                                 $   26,288             $   17,598
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                               31,139                 29,258
     Amortization of nuclear fuel                                                 1,525                  1,427
     Deferred taxes and investment tax credits                                   (1,578)                (1,607)
     Other                                                                       (1,617)                  (457)
  Other changes in assets and liabilities:
     Accounts receivable                                                          5,529                 15,460
     Production fuel                                                              5,254                  4,889
     Materials and supplies                                                      (1,092)                   (32)
     Gas stored underground                                                       4,814                  8,768
     Prepaid gross receipts tax                                                   5,340                  4,912
     Accounts payable                                                           (17,717)                (3,302)
     Accrued taxes                                                               15,762                 10,396
     Adjustment clause balances                                                   7,157                  3,691
     Benefit obligations and other                                                2,814                   (361)
                                                                   ---------------------  ---------------------
       Net cash flows from operating activities                                  83,618                 90,640
                                                                   ---------------------  ---------------------
---------------------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends                                                      (14,588)               (14,586)
    Preferred stock dividends                                                      (828)                  (828)
    Net change in short-term borrowings                                         (25,697)               (42,500)
                                                                   ---------------------  ---------------------
      Net cash flows used for financing activities                              (41,113)               (57,914)
                                                                   ---------------------  ---------------------
---------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction expenditures - utility                                         (18,967)               (15,584)
    Nuclear decommissioning trust funds                                         (13,935)               (12,140)
    Shared savings expenditures                                                  (2,519)                (1,808)
    Other                                                                           601                    477
                                                                   ---------------------  ---------------------
      Net cash flows used for investing activities                              (34,820)               (29,055)
                                                                   ---------------------  ---------------------
---------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                               7,685                  3,671
                                                                   ---------------------  ---------------------
---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                        1,811                  2,492
                                                                   ---------------------  ---------------------
---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                            $ 9,496                $ 6,163
                                                                   =====================  =====================
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                                    $ 8,468                $ 8,150
                                                                   =====================  =====================
    Income taxes                                                                 $ (357)               $ 1,668
                                                                   =====================  =====================
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Except as modified below, the IEC Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L. IEC Notes 5 and 6 do not relate to WP&L and, therefore, are not incorporated by reference.

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

       In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 1999 and 1998, (b) the consolidated financial position at March 31, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the three months ended March 31, 1999 and 1998, have been made. Because of the seasonal nature of WP&L's operations, results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

IEC is currently doing business as Alliant Energy Corporation and is the result of a three-way merger involving WP&L Holdings, Inc., IES Industries Inc. and Interstate Power Company that was completed in April 1998. The first tier subsidiaries of IEC include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, IEC is operating as a registered public utility holding company subject to the limitations imposed by PUHCA.

This MD&A includes information relating to IEC, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in IEC's, IESU's and WP&L's latest Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, IEC, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of IEC's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of IEC to successfully integrate its operations and unanticipated costs associated therewith, unanticipated difficulties in achieving expected synergies from the merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by IEC, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries IEC has investments in and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

A summary of the current regulatory environment is included in the Form 10-K filed by IEC, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to such regulatory environment.

The IUB has been reviewing all forms of competition in the electric utility industry for several years. A group comprised of the IUB, IEC, MAEC, the rural electric cooperatives, the municipal utilities and Iowans for Choice in Electricity (a diverse group of industrial customers, marketers, such as Enron, and a low income customer representative, among others) endorsed a bill to allow for such competition that was introduced in the Iowa Legislature in March 1999. The bill was opposed by the OCA, which is charged by Iowa law with representation of all consumers generally. While the bill did not pass, it will by operation of Iowa General Assembly rules remain alive in the General Assembly upon adjournment of its 1999 regular session. By operation of House rules, it will be rereferred to the House Commerce Committee and will again be inserted into the legislative process in the Second Regular Session of the 78th General Assembly
(2000).

In November 1998, IEC and Northern States Power Co. (NSP) announced plans to develop an independent transmission company to provide electric transmission services to the Upper Midwest. The companies are evaluating modifications to the original structure as a result of the recent merger announcement between NSP and New Century Energies Inc.

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

                            IEC RESULTS OF OPERATIONS

Overview

IEC reported net income of $41.7 million, or $0.54 per share (basic and diluted), for the first quarter of 1999 compared with net income of $28.9 million, or $0.38 per share (basic and diluted), for the first quarter of 1998.

The 44%  increase  in earnings  resulted  from higher  electric  margins,  lower utility operation and maintenance expenses, improved results from IEC's nonregulated operations and income from a weather hedge. In addition, the 1998 results included approximately $10 million of non-recurring merger-related expenses ($0.07 per share). Higher depreciation and interest expenses partially offset the 1999 increase in earnings.

The 1999 first quarter utility earnings were approximately $44.8 million compared with $33.2 million ($39.0 million excluding merger-related expenses) for the same period in 1998. The increase in utility earnings resulted primarily from a $5.3 million increase in electric margins (excluding energy efficiency revenues), a $2.6 million decrease in operation and maintenance expenses (excluding merger-related and energy efficiency expenses) and $2.5 million of pre-tax income realized from a weather hedge. Increases of $3.7 million and $1.6 million in depreciation and interest expense, respectively, partially offset these items.

The higher electric margins stemmed from separate $15 million annual rate increases implemented at WP&L in July 1998 and early March 1999 to recover higher purchased power and transmission costs and a 4% increase in sales to retail customers.

The sales increase resulted from a combination of more normal weather conditions in 1999 as well as continued economic growth within IEC's utility service territory. While the weather conditions in the first quarter of 1999 were milder than normal, they were more favorable to earnings than the same period of 1998. Through the first quarter, the estimated benefit to earnings in 1999 was $0.03 per share compared to 1998. Decreased sales to off-system customers at WP&L partially offset these items.

The lower operation and maintenance expenses resulted from decreases in administrative and general expenses (including lower costs in 1999 due to merger-related operating efficiencies). This was partially offset by increased expenses for Year 2000 readiness efforts.

IEC's nonregulated operations reported a net loss of $1.9 million in the first quarter of 1999, compared with a net loss of $4.0 million for the same period in 1998. The change in earnings was largely due to improved operating results at Whiting, IEC's Denver-based oil and gas subsidiary. The 1998 results also included an asset impairment charge of $6.7 million at Whiting. However, Whiting's average oil and gas prices were 25% and 16% lower, respectively, in the first quarter of 1999 compared with the same period in 1998. As a result, Whiting experienced a slight loss in the first quarter of 1999.

Electric Utility Operations

Electric margins and MWH sales for IEC for the three months ended March 31 were as follows:

                                         Revenues and Costs                             MWHs Sold
                                           (in thousands)                            (in thousands)
                                    ------------------------------             ----------------------------
                                        1999             1998       Change         1999           1998       Change
                                    --------------   ------------- ---------   -------------  ------------- ---------
Residential                             $ 130,280       $ 127,069        3%           1,810          1,712         6%

Commercial                                 72,023          72,035        -            1,244          1,185         5%

Industrial                                102,601         106,403       (4%)          3,076          2,999         3%
                                    --------------   -------------             -------------  -------------
   Total from ultimate customers          304,904         305,507        -            6,130          5,896         4%

Sales for resale                           36,214          43,032      (16%)          1,345          1,670       (19%)

Other                                      10,220           9,212       11%              41             43        (5%)
                                    --------------   -------------             -------------  -------------
   Total                                  351,338         357,751       (2%)          7,516          7,609        (1%)
                                                                               =============  ============= =========
Electric production fuels                  61,309          65,702       (7%)

Purchased power                            52,065          56,147       (7%)

                                    --------------   -------------
   Margin                               $ 237,964       $ 235,902        1%
                                    ==============   ============= =========

Electric margin increased $2.1 million, or 1%, in the first quarter of 1999, compared with the same period in 1998. The increase was primarily due to separate $15 million annual rate increases implemented at WP&L in July 1998 and early March 1999 to recover higher purchased power and transmission costs and a 4% increase in sales to retail customers. The sales increase resulted from a combination of more favorable weather conditions in 1999 as well as continued economic growth within IEC's retail utility service territory. Partially offsetting the increase in electric margin were decreased sales to off-system customers at WP&L and decreased recoveries of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency program costs. Electric revenues included recoveries for energy efficiency program costs of $7.3 million and $12.0 million for the first quarter of 1999 and 1998, respectively, which is in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses).

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Utility Operations

Gas margins and Dth sales for IEC for the three months ended March 31 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 82,439      $ 80,293         3%                                     8%
                                                                                 14,836         13,779
Commercial                                39,159        39,198         -          8,559          8,112        6%

Industrial                                 6,767         7,129        (5%)        1,919          1,841        4%

Transportation and other                   5,319         3,426        55%        14,609         14,790       (1%)
                                    ------------- -------------             -----------   ------------

   Total                                 133,684       130,046         3%        39,923         38,522        4%
                                                                            ============  ============= =========
Cost of gas sold                          81,343        77,280         5%
                                    ------------- -------------
   Margin                               $ 52,341      $ 52,766       (1%)
                                    ============= =============  =========

Gas margin decreased $0.4 million, or 1%, in the first quarter of 1999, compared with the same period in 1998, primarily due to reduced revenues from the recovery of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency program costs in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses) and gas cost adjustments at IPC. Partially offsetting the decrease was a 4% increase in Dth sales, largely due to colder weather. Gas revenues included recoveries for energy efficiency program costs in Iowa of $6.2 million and $7.1 million for the first quarter of 1999 and 1998, respectively. Refer to "Interest Expense and Other" for a discussion of income IEC realized from settlement of a weather hedge in the first quarter of 1999.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Nonregulated and Other Revenues

Nonregulated and other revenues for the three months ended March 31 were as follows (in thousands):

                                                    1999              1998
                                                -------------     -------------
Environmental and engineering services             $16,174           $16,637
Oil and gas production                              12,833            17,147
Nonregulated energy                                 10,175            13,445
Transportation, rents and other                     10,065             9,676
Steam                                                8,262             7,445
Affordable housing                                   3,072             2,961
Water                                                1,252             1,175
                                                -------------     -------------
                                                   $61,833           $68,486
                                                =============     =============

Oil and gas production revenues declined $4.3 million in the first quarter of 1999, compared with the same period in 1998, primarily due to lower oil and gas prices as well as reduced volumes sold at Whiting. Average oil and gas prices in the first quarter of 1999 declined by 25% and 16%, respectively. In addition, nonregulated energy revenues declined by $3.3 million primarily due to a shift to higher margin, lower volume gas customers.

Operating Expenses

Other operation expenses for the three months ended March 31 were as follows (in thousands):

                                                     1999           1998
                                                --------------  --------------
           Utility-IESU / WP&L / IPC              $  87,829        $102,747
           Nonregulated and other                    42,536          54,605
                                                --------------  --------------
                                                  $ 130,365        $157,352
                                                ==============  ==============

Other operation expenses at the utility subsidiaries decreased $14.9 million in the first quarter of 1999, compared with the same period in 1998, primarily due to $9.7 million of merger-related expenses in the first quarter of 1998, lower administrative and general expenses (including lower costs in 1999 due to merger-related operating efficiencies) and lower energy efficiency expenses. This was partially offset by increased expenses for Year 2000 readiness efforts.

Other operation expenses at the nonregulated businesses decreased $12.1 million in the first quarter of 1999, compared with the first quarter in 1998, primarily due to a $6.7 million asset impairment charge in the first quarter of 1998 at Whiting and lower operation expenses in the gas marketing business.

Depreciation and amortization expense increased $3.8 million in the first quarter of 1999 compared with the same period last year, primarily as a result of utility property additions.

Interest Expense and Other

Interest expense increased $2.5 million in the first quarter of 1999, compared with the first quarter in 1998, due to higher utility and nonregulated borrowings outstanding during 1999.

Miscellaneous, net income increased $2.9 million in the first quarter of 1999, compared with the same period last year, primarily due to $2.5 million of income realized from settlement of a weather hedge at WP&L for the November 1, 1998, to March 31, 1999, heating season.

Income Taxes

IEC's income tax expense increased $7.1 million in the first quarter of 1999, compared with the same period last year, primarily due to higher pre-tax income. The effective rate was 36.4% and 36.8% for the first quarter of 1999 and 1998, respectively.

                           IESU RESULTS OF OPERATIONS

Overview

IESU's earnings available for common stock increased $2.8 million for the first quarter of 1999, compared with the same period in 1998. The increased earnings in 1999 were primarily due to the non-recurrence of $2 million of merger-related expenses in the first quarter of 1998, higher electric margins and a lower effective tax rate. Higher operation and maintenance expenses (excluding merger-related expenses) and increased depreciation and amortization expense partially offset these items.

Electric Utility Operations

Electric margins and MWH sales for IESU for the three months ended March 31 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 54,353      $ 54,569         -            693            663        5%

Commercial                                38,548        37,611         2%           628            583        8%

Industrial                                37,882        40,239        (6%)        1,182          1,163        2%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         130,783       132,419        (1%)        2,503          2,409        4%

Sales for resale                           6,353         5,712        11%           341            189       80%

Other                                      2,881         2,518        14%            10             10        -
                                    ------------- -------------             ------------  -------------
   Total                                 140,017       140,649         -          2,854          2,608        9%

                                                                            ============  ============= =========
Electric production fuels                 22,494        26,795       (16%)

Purchased power                           13,150        11,049        19%
                                    ------------- -------------
   Margin                              $ 104,373     $ 102,805         2%
                                    ============= =============  =========

Electric margin increased $1.6 million, or 2%, for the first quarter of 1999, compared with the same period in 1998, primarily due to a 4% increase in sales volumes to retail customers due to economic growth in the service territory and colder weather. Increased purchased power capacity costs partially offset the increase. Sales for resale increased significantly in the first quarter of 1999 as a result of the implementation of a merger-related joint sales agreement during the second quarter of 1998. Off-system sales revenues are passed through IESU's EAC and therefore have no impact on electric margin.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Utility Operations

Gas margins and Dth sales for IESU for the three months ended March 31 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 39,161      $ 38,002         3%         6,855          6,624       3%

Commercial                                17,970        17,992         -          3,889          3,876       -

Industrial                                 2,803         3,163       (11%)          873            914      (4%)

Transportation and other                   1,362         1,238        10%         3,195          3,237      (1%)
                                    ------------- -------------             ------------  -------------
   Total                                  61,296        60,395         1%        14,812         14,651       1%
                                                                            ============  ============= =========
Cost of gas sold                          37,912        37,657         1%
                                    ------------- -------------
   Margin                               $ 23,384      $ 22,738         3%
                                    ============= =============  =========

Gas margin increased $0.6 million, or 3%, for the first quarter of 1999, compared with the same period in 1998, primarily due to increased residential sales resulting from colder weather.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Operating Expenses

IESU's other operation expenses increased $0.4 million in the first quarter of 1999, compared with the same period in 1998, largely due to increased Year 2000 readiness efforts and higher employee pension and benefits costs. Merger-related expenses of $1.8 million in the first quarter of 1998 and lower costs associated with merger-related operating efficiencies realized in 1999 virtually offset these items.

Interest Expense and Other

Miscellaneous, net income increased $1.1 million for the first quarter of 1999, compared with the same period in 1998, primarily due to higher interest income, lower sale of accounts receivable expenses and merger-related expenses incurred in 1998.

Income Taxes

IESU's income tax expense increased $0.2 million for the first quarter of 1999, compared with the same period in 1998, due to higher taxable income which was largely offset by a decrease in the overall effective tax rate. The effective income tax rates were 41.4% and 46.3% for the first quarter of 1999 and 1998, respectively. The effective income tax rate was lower in 1999, primarily due to a reduction in flow-through depreciation expense and nondeductible merger expenses in 1998.

                           WP&L RESULTS OF OPERATIONS

Overview

WP&L's earnings available for common stock increased $8.7 million for the first quarter of 1999, compared with the same period in 1998. In addition to a $3.2 million decrease in merger-related expenses, the improvement in earnings in the first quarter of 1999 primarily reflects higher electric margins, lower operation expenses and $2.5 million of pre-tax income realized from settlement of a weather hedge. Partially offsetting these items were $1.9 million and $1.5 million increases in depreciation and amortization expense and interest expense, respectively.

Electric Utility Operations

Electric margins and MWH sales for WP&L for the three months ended March 31 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 53,889      $ 49,755         8%           801            758        6%

Commercial                                27,016        25,604         6%           465            459        1%

Industrial                                39,599        37,069         7%         1,087          1,041        4%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         120,504       112,428         7%         2,353          2,258        4%

Sales for resale                          24,929        35,626       (30%)          813          1,415      (43%)

Other                                      4,511         3,256        39%           15             17       (12%)
                                    ------------- -------------             ------------  -------------
   Total                                 149,944       151,310        (1%)       3,181          3,690       (14%)
                                                                            ============  ============= =========
Electric production fuels                 27,366        28,897        (5%)

Purchased power                           24,000        28,602       (16%)
                                    ------------- -------------
   Margin                               $ 98,578      $ 93,811         5%
                                    ============= =============  =========

Electric margin increased $4.8 million, or 5%, during the first quarter of 1999, compared with the same period in 1998, primarily due to separate $15 million annual rate increases implemented in July 1998 and early March 1999 to recover higher purchased power and transmission costs. Sales to retail customers increased 4% due to economic strength in the service territory and colder weather compared with the same period in 1998. Lower income from off-system sales, due to increased transmission constraints and implementation of the merger-related joint sales agreement, partially offset these items. Under the joint sales agreement, the margins resulting from IEC's off-system sales are allocated among IESU, IPC and WP&L.

Gas Utility Operations

Gas margins and Dth sales for WP&L for the three months ended March 31 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 31,260      $ 31,010         1%         5,857          5,227       12%

Commercial                                 15,100        15,237       (1%)        3,493          3,121       12%

Industrial                                  2,504         2,675       (6%)          659            602        9%

Transportation and other                    2,930         1,396      110%         4,043          3,829        6%
                                    ------------- -------------             ------------  -------------
   Total                                   51,794        50,318        3%        14,052         12,779       10%
                                                                            ============  ============= =========
Cost of gas sold                           31,181        30,714        2%
                                    ------------- -------------
   Margin                               $ 20,613      $ 19,604         5%
                                    ============= =============  =========

Gas margin increased $1.0 million, or 5%, for the first quarter of 1999, compared with the same period in 1998, primarily due to an increase in Dth sales resulting from colder weather and customer growth. Refer to "Interest Expense and Other" for a discussion of income WP&L realized from a weather hedge in the first quarter of 1999.

Operating Expenses

Other operation expense decreased $7.9 million in the first quarter of 1999, compared to the same period in 1998, primarily due to $3.2 million of merger-related expenses in the first quarter of 1998 and reduced administrative and general expenses in 1999, including lower costs due to merger-related operating efficiencies.

Depreciation and amortization expense increased $1.9 million in the first quarter of 1999, compared with the same period in 1998, primarily due to property additions.

Interest Expense and Other

Interest expense increased $1.5 million in the first quarter of 1999, compared with the same period in 1998, primarily due to higher borrowings outstanding in 1999.

The increase in miscellaneous, net income in the first quarter of 1999, compared with the same period in 1998, was due to $2.5 million of pre-tax income realized from settlement of a weather hedge for the November 1, 1998, to March 31, 1999, heating season.

Income Taxes

Income taxes increased $5.3 million in the first quarter of 1999, compared with the same period in 1998, due to higher pre-tax income. The effective rate for the first quarter of 1999 was 37.1% compared with 36.7% for the same period in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at IEC decreased $12 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by changes in net income, and deferred taxes and investment tax credits. Cash flows used for financing activities decreased $34 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily as a result of the net changes in the amount of debt outstanding. Cash flows used for investing activities increased $35 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in the levels of construction and acquisition expenditures.

Cash flows generated from operating activities at IESU decreased $14 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by the change in deferred taxes and investment tax credits. Cash flows used for financing activities increased $88 million for the three months ended March 31, 1999, compared with the same period in 1998, due to a reduction in the amount of debt outstanding in 1999 and increased common stock dividends as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment. Cash flows used for investing activities decreased $3 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in the levels of construction expenditures.

Cash flows generated from operating activities at WP&L decreased $7 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by higher net income. Cash flows used for financing activities decreased $17 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to changes in the amount of short-term borrowings. Cash flows used for investing activities increased $6 million for the three months ended March 31, 1999, compared with the same period in 1998, primarily due to increased construction expenditures.

Future Considerations

At March 31, 1999, IEC had an investment in the stock of McLeod, a telecommunications company, valued at $431.3 million (based on a March 31, 1999 closing price of $42.00 per share and compared to a cost basis of $29.1 million). Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet and are a component of other comprehensive income. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. IEC entered into an agreement in November 1998 with McLeod whereby IEC's ability to sell the McLeod stock is subject to various restrictions.

In April 1999, IEC announced that it expects to participate as a selling shareholder in a secondary offering of McLeod Class A Common Stock. IEC will sell approximately 640,000 shares of McLeod stock in the offering (at a gross sales price of $55.63 per share). The sale is scheduled to close in May 1999. IEC plans to use the proceeds from the sale to repay outstanding short-term debt at Resources. IEC presently beneficially owns 10.3 million shares of McLeod Class A Common Stock.

Under PUHCA, IEC's investments in exempt wholesale generators and foreign utility companies is limited to 50% of IEC's consolidated retained earnings. In addition, there are limitations on the amount of non-utility investments IEC can make under the Wisconsin Utility Holding Company Act (WUHCA) as well. If IEC is unable to obtain relief from the WUHCA provisions, the company may be forced to divest certain assets to stay in compliance.

Under terms of comprehensive restructuring legislation passed in New Zealand, IEC will be selling a portion of its current New Zealand utility investments. IEC anticipates that it may realize a gain on such sales.

Financing and Capital Structure

At March 31, 1999, Resources had $296 million of commercial paper outstanding and backed by its 3-Year Credit Agreement with interest rates ranging from 4.90%-5.25%. Resources intends to continue issuing commercial paper backed by this facility, and no conditions existed at March 31, 1999 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term.

On February 11, 1999, IPC issued $3.25 million of pollution control revenue bonds due February 1, 2010. The proceeds were used to retire $3.25 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The bonds have a fixed interest rate of 4.05% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

On March 23, 1999, IPC issued $7.7 million of pollution control revenue bonds due January 1, 2013. The proceeds were used to refinance $7.7 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The bonds have a fixed interest rate of 4.20% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

On March 1, 1999, IESU retired $50 million of Series Z, 7.6% First Mortgage Bonds due in March 1999. Internally generated funds were used to retire the bonds.

Capital Requirements

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million, with WP&L's share of the cost being approximately $37.2 million. The replacement work originally planned for the spring of 2000 is now scheduled for the fall of 2001 and will take approximately 60 days. The delay is attributable to the inability of the steam generator manufacturer to meet the spring 2000 delivery schedule. Delays in meeting the delivery schedule did not allow for steam generator replacement to occur prior to the start of the summer weather in 2000. Therefore, the decision was made to store the steam generators after they are received and wait until the next scheduled refueling outage in the fall of 2001. It is anticipated that the delay will not adversely impact the reliability of Kewaunee in the interim. Plans to shutdown the plant for a spring 2000 refueling remain unchanged.

Rates and Regulatory Matters

In January 1999, WP&L made a filing with the PSCW proposing to begin deferring, on January 1, 1999, all costs associated with the EPA's required NOx emission reductions. In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, on March 30, 1999, the PSCW authorized deferral of all non-labor related costs incurred after March 30, 1999. However, the utilities are not allowed to defer costs of replacement power associated with NOx compliance. WP&L has requested expedited approval to start construction of NOx reduction investments at several generating units operated by WP&L and has requested recovery of all the NOx reduction costs through a surcharge mechanism. WP&L anticipates receiving a final order in this proceeding in late 1999. No assurance can be given as to what relief, if any, will be granted by the PSCW. Refer to the "Other Matters - Environmental" section for a further discussion of the NOx issue.

Pursuant to PSCW requirements, WP&L recognizes annual demand side management expense based on: 1) an annual fixed expenditure amount as approved by the PSCW in the ratemaking process, and 2) PSCW approved amortization of any difference in historical demand side management expenditures and associated rate recoveries of such costs. Effective with WP&L's rates implemented April 29, 1997, the annual rate recovery for demand side management expenses (and the associated demand side management expense) was reduced to $6.9 million reflecting annual demand side management expenditures of $14.4 million reduced by a two-year amortization of prior period expenditures which were less than the associated rate recoveries ($7.5 million per year). At the completion of the two-year amortization period, the annual demand side management expense to be recognized by WP&L returned to the $14.4 million level. Given the price freeze WP&L has in effect in Wisconsin, the annual rate recovery of demand side management expense is still $6.9 million.

The OCA has requested certain financial information related to the electric utility operations within the state of Iowa for IESU and IPC. IESU and IPC responded to the data requests in a timely manner. It is unknown if additional data requests will be received by either IESU or IPC. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek a rate reduction for one or both of IESU and IPC in Iowa.

                                  OTHER MATTERS

Year 2000

A summary of IEC's Year 2000 program is included in the Form 10-K filed by IEC, IESU and WP&L for the year ended December 31, 1998. Set forth below are developments relating to the Year 2000 program.

Remediation and Testing Year 2000 remediation and testing has been substantially completed for all operational areas of IEC which include generating stations, substations, transmission and distribution substations, natural gas distribution systems, system and distribution operating centers and all key building infrastructure. However, IEC is still dependent upon the timely provision of necessary upgrades and modifications by certain software vendors. As of March 31, 1999, IEC was expecting upgrades from approximately 10 embedded system vendors and 14 information technology vendors. IEC considers the potential impact on the Year 2000 program to be minimal as: 1) the upgrades are for non-mission critical systems or applications, or 2) operational contingency plans have already been developed and deployed.

A.  Embedded Systems -
All testing for assessing Year 2000 compliance has been completed. Remaining work includes minor upgrades on less than 15 miscellaneous systems.

B.  Information Technology -
As of March 31, 1999, approximately 90% of the systems and 80% of the infrastructure components have been remediated and tested. IEC's customer information systems and financial systems make up the majority of the remaining remediation and testing effort. The remediation and testing of the customer information systems was 95% complete at the end of March 1999. All remediation work was completed in early May 1999 and will be operational by May 31, 1999. The financial systems have been remediated with final roll-forward-testing scheduled to be completed by July 15, 1999. Therefore, it is anticipated that IEC will have its information technology remediation and testing efforts 99% complete by July 15, 1999. On July 15, 1999 there will be four remaining non-mission critical systems waiting for vendor supplied software, scheduled for completion by September 1, 1999. Contingency plans for these remaining systems are already in place as well as for all other critical systems.

Costs to Address Year 2000 Compliance IEC's historical Year 2000 project expenditures as well as CURRENT ESTIMATES for the remaining costs to be incurred on the project are as follows (incremental costs, in millions):

                    Description                 Total     IESU      WP&L   Other
                    -----------                 -----     ----      ----   -----
 Costs incurred from 1/1/98 - 12/31/98          $ 8.7     $4.8      $3.2    $0.7
 Costs incurred from 1/1/99 - 3/31/99           $ 5.2     $2.3      $1.9    $1.0
 Current estimate of remaining modifications    $18.5     $5.4      $8.6    $4.5

In addition, IEC estimates it incurred $3 million in costs for internal labor and associated overheads in 1998 and anticipates expenditures of $6 million in 1999 ($1.6 million was incurred in the first quarter of 1999). The total estimated project cost has decreased from the figures reported in the Form 10-K due to lower than anticipated remediation costs and a reduction in the contingency estimate.

In accordance with an order received from the PSCW, WP&L is deferring its Year 2000 project costs, other than internal labor and associated overheads (approximately $4.3 million of the expenditures incurred at WP&L from January 1, 1998 through March 31, 1999 have been deferred).

Risks and Contingency Planning IEC continues to work on developing its Year 2000 contingency plan. The planning process includes three components: 1) base contingency planning, 2) emergency preparedness, and 3) electric and gas industry-wide coordination. The base contingency planning phase involves the development of operating procedures to handle the malfunction of a specific device. This work was completed in the first quarter of 1999. The emergency preparedness phase involves the development of operating procedures to handle the malfunction of major business processes. This work started in late 1998 and will continue through the end of 1999.

The electric and gas industry-wide coordination is a major focus of IEC's efforts in preparation for industry-wide drills which are being coordinated by the North American Electric Reliability Council (NERC). As part of its contingency planning process, NERC scheduled two nation-wide electric utility industry drills in April 1999 and September 1999. These drills focus on safe and reliable electrical system operations with the partial loss of telecommunications. Results of the April 1999 NERC drill were very positive. All contingency plans worked as anticipated, however, some procedures and manual data forms will be refined to enhance efficiency.

In addition to these NERC drills, IEC will be conducting five additional internal drills. These include an already completed March table-top drill, a June 1999 functional drill and an August 1999 full-scale development drill where key employees will test and critique IEC's contingency plans. Two additional internal drills will also be scheduled after the September NERC full-scale drill.

IEC also retained an outside third party to assess and evaluate its Year 2000 program and such study did not find any material deficiencies in the program.

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

Market Risk Sensitive Instruments and Positions

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. In the past, IEC generally has not utilized derivative instruments designed to reduce its exposure to these price fluctuations. However, during the first quarter of 1999, IEC entered into a limited amount of commodity derivative transactions to fix the ultimate sales price for approximately two-thirds of Whiting's anticipated gas production for the remainder of 1999. At March 31, 1999, the estimated fair value of the outstanding agreements would have resulted in a settlement payment by IEC of approximately $1.8 million.

WP&L settled the weather insurance agreement it entered into for the November 1, 1998, to March 31, 1999, heating season and recognized income of $2.5 million in the first quarter of 1999 relating to such settlement.

At March 31, 1999, IEC had an investment in the stock of McLeod, a telecommunications company, valued at $431.3 million (based on a March 31, 1999 closing price of $42.00 per share and compared to a cost basis of $29.1 million). Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. IEC entered into an agreement in November 1998 with McLeod whereby IEC's ability to sell the McLeod stock is subject to various restrictions.

IEC has a 50% interest in an electricity trading joint venture with Cargill. Guarantees of approximately $61 million have been issued of which approximately $12 million were outstanding at March 31, 1999. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by IEC and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

Environmental

A summary of IEC's environmental issues is included in the Form 10-K filed by IEC, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to IEC's environmental issues.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their SIP's to address the ozone transport issue. The implementation of the rule will likely require WP&L to reduce its NOx emissions at all of its plants to a fleet average of .15 lbs/mmbtu by 2003. WP&L is currently evaluating various options to meet the emission levels. These options include fuel switching, operational modifications and capital investments. Based on existing technology, the preliminary estimates indicate that capital investments will be in the range of $150 to $215 million. Refer to the "Rates and Regulatory Matters" section for a discussion of a filing WP&L made with the PSCW regarding seeking rate recovery of these costs.

On February 28, 1998, the EPA issued the final report to Congress on the Study of Hazardous Air Pollutant Emissions from Electric Utility Steam Generating Units regarding hazardous air pollutant emissions from electric utilities (the HAPs report). The HAPs report concluded that mercury emissions from coal fired utilities were a concern. However, the EPA does not believe they have sufficient information regarding mercury emissions from coal fired units. To remedy this lack of information, the EPA required IESU, WP&L, IPC and all other coal fired electric utilities to start collecting information regarding the types and amount of mercury emitted as of January 1, 1999. Although the control of mercury emissions from coal fired plants is uncertain at this time, IEC believes that the capital investments and/or modifications required to control mercury emissions could be significant.

Pursuant to an internal review of operations, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa might require a Clean Air Act Acid Rain permit and CEMS. IPC initiated discussions with the regulators and discontinued operation of the unit during resolution of the issues. IPC has resolved the issue by installing a CEMS on the unit and obtaining an Acid Rain permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility, and will potentially be installing CEMS and applying for Acid Rain permits for these units as well, pending the outcome of regulatory review. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permit previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

Power Supply

In July 1998, IEC and Polsky announced an agreement whereby Polsky would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 450 MW of electricity. Under the agreement, IEC will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. During the first quarter of 1999, Polsky changed its name to SkyGen Energy LLC (SkyGen). Recent developments for the 450 MW SkyGen project include an appeal to the EPA Appeals Board on the NOx mitigation. The appeal, if successful, would require selective catalytic reduction to be used for NOx mitigation instead of dry low NOx burners. Accelerated treatment (60 day process) of the appeal is being requested and, if approved, would still allow the facility to meet its in-service date of June 2000. Management currently believes that the EPA will rule in favor of SkyGen.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative  and Qualitative  Disclosures  About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and Positions."

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     3.1* Bylaws of Interstate Energy Corporation, effective as of January 20, 1999 (incorporated by reference to Exhibit 3.2 to IEC's Form 10-K for the year ended December 31, 1998)

     3.2* Bylaws of Wisconsin Power and Light Company, effective as of January 20, 1999 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year ended December 31, 1998)

     3.3* Bylaws of IES Utilities Inc., effective as of January 20, 1999 (incorporated by reference to Exhibit 3.6 to IESU's Form 10-K for the year ended December 31, 1998)

     4.1* Rights Agreement, dated January 20, 1999, between Interstate Energy Corporation and Firstar Bank Milwaukee, N.A. (incorporated by reference to Exhibit 4.1 to IEC's Registration Statement on Form 8-A, dated January 20, 1999)

     10.1 Restricted Stock Agreement pursuant to the Interstate Energy Corporation Long-Term Equity Incentive Plan

     10.2 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and Erroll B. Davis, Jr.

     10.3 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan

     10.4 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and each of T.L. Aller, D.A. Doyle, E.M. Gleason, D.K. Langer, D.L. Mineck, D.R. Sharp and K.K. Zuhlke

     10.5       Employment   Agreement   by  and   between   Interstate   Energy
                Corporation and Erroll B. Davis, Jr., amended and restated as of March 29, 1999

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended March 31, 1999

     27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1999

     27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended March 31, 1999

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Interstate Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of May 1999.


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

                                 EXHIBIT INDEX

(a)  Exhibits:

     The following Exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

     3.1* Bylaws of Interstate Energy Corporation, effective as of January 20, 1999 (incorporated by reference to Exhibit 3.2 to IEC's Form 10-K for the year ended December 31, 1998)

     3.2* Bylaws of Wisconsin Power and Light Company, effective as of January 20, 1999 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year ended December 31, 1998)

     3.3* Bylaws of IES Utilities Inc., effective as of January 20, 1999 (incorporated by reference to Exhibit 3.6 to IESU's Form 10-K for the year ended December 31, 1998)

     4.1* Rights Agreement, dated January 20, 1999, between Interstate Energy Corporation and Firstar Bank Milwaukee, N.A. (incorporated by reference to Exhibit 4.1 to IEC's Registration Statement on Form 8-A, dated January 20, 1999)

     10.1 Restricted Stock Agreement pursuant to the Interstate Energy Corporation Long-Term Equity Incentive Plan

     10.2 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and Erroll B. Davis, Jr.

     10.3 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and each of J.E. Hoffman, W.D. Harvey, E.G. Protsch, P.J. Wegner, T.M. Walker and B.J. Swan

     10.4 Key Executive Employment and Severance Agreement, dated March 29, 1999, by and between Interstate Energy Corporation and each of T.L. Aller, D.A. Doyle, E.M. Gleason, D.K. Langer, D.L. Mineck, D.R. Sharp and K.K. Zuhlke

     10.5       Employment   Agreement   by  and   between   Interstate   Energy
                Corporation and Erroll B. Davis, Jr., amended and restated as of March 29, 1999

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended March 31, 1999

     27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1999

     27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended March 31, 1999