Form 10-Q
period 1999-06-30
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-08-16
CIK 352541, 52485, 107832

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission        Name of Registrant, State of Incorporation,                             IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number    Identification Number
-----------       -----------------------------------------------------------    ---------------------
1-9894            ALLIANT ENERGY CORPORATION                                                39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                                        42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa  52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                                         39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

                  Interstate Energy Corporation
                 (Former name of Alliant Energy Corporation)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past (90) days. Yes X No _____

This combined Form 10-Q is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Number of shares outstanding of each class of common stock as of July 31, 1999:


Alliant Energy Corporation          Common  stock,  $.01 par  value,  78,457,664
                                    shares outstanding

IES Utilities Inc.                  Common  stock,  $2.50 par value,  13,370,788
                                    shares outstanding (all of which are owned beneficially and of record by Alliant Energy
                                    Corporation)

Wisconsin Power and Light Company   Common  stock,  $5  par  value,   13,236,601
                                    shares outstanding (all of which are owned beneficially and of record by Alliant Energy
                                    Corporation)

                                    CONTENTS

                                                                            Page
                                                                            ----
Part I.      Financial Information                                         4

  Item 1.    Consolidated Financial Statements                                4

             Alliant Energy Corporation:
             Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1999 and 1998                         4
             Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998                                           5
             Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1999 and 1998                               7
             Notes to Consolidated Financial Statements                       8

             IES Utilities Inc.:
             Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1999 and 1998                         10
             Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998                                           11
             Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998                                13
             Notes to Consolidated Financial Statements                       14

             Wisconsin Power and Light Company:
             Consolidated Statements of Income for the Three and Six
                  Months Ended June 30, 1999 and 1998                         15
             Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998                                           16
             Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998                                18
             Notes to Consolidated Financial Statements                       19

  Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   20

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       38

Part II.     Other Information                                                38

  Item 4.    Submission of Matters to a Vote of Security Holders              38

  Item 6.    Exhibits and Reports on Form 8-K                                 41

                Signatures                                                    42

                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym        Definition
-----------------------        ----------
ADEQ                           Arkansas Department of Environmental Quality
Alliant Energy                 Alliant Energy Corporation
Cargill                        Cargill Incorporated
CEMS                           Continuous Emission Monitoring System
Corporate Services             Alliant Energy Corporate Services, Inc.
Dth                            Dekatherm
EAC                            Energy Adjustment Clause
EPA                            United States Environmental Protection Agency
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
IDNR                           Iowa Department of Natural Resources
IESU                           IES Utilities Inc.
IPC                            Interstate Power Company
ITC                            Independent Transmission Company
IUB                            Iowa Utilities Board
Kewaunee                       Kewaunee Nuclear Power Plant
McLeod                         McLeodUSA Inc.
MD&A                           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations
Midwest ISO                    Midwest Independent System Operator
MW                             Megawatt
MWH                            Megawatt-Hour
NERC                           North American Electric Reliability Council
NOx                            Nitrogen Oxides
NSP                            Northern States Power Company
OCA                            Office of Consumer Advocate
PGA                            Purchased Gas Adjustment
PSCW                           Public Service Commission of Wisconsin
PUHCA                          Public Utility Holding Company Act of 1935
Resources                      Alliant Energy Resources, Inc.
RTO                            Regional Transmission Organization
SEC                            Securities and Exchange Commission
SFAS                           Statement of Financial Accounting Standards
SkyGen                         SkyGen Energy LLC
Whiting                        Whiting Petroleum Corporation
WP&L                           Wisconsin Power and Light Company
WPSC                           Wisconsin Public Service Corporation
WUHCA                          Wisconsin Utility Holding Company Act

                         PART I. FINANCIAL INFORMATION


               ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ALLIANT ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months                 For the Six Months
                                                                      Ended June 30,                      Ended June 30,
                                                                  1999             1998               1999              1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                             $ 366,152         $ 380,414          $ 717,490         $ 738,165
  Gas utility                                                     46,200            45,267            179,885           175,313
  Nonregulated and other                                          73,762            65,331            135,594           133,817
                                                           --------------    --------------     --------------    --------------
                                                                 486,114           491,012          1,032,969         1,047,295
                                                           --------------    --------------     --------------    --------------
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                             53,360            69,538            118,763           139,094
  Purchased power                                                 72,440            73,417            124,505           129,563
  Cost of utility gas sold                                        22,666            23,907            104,009           101,186
  Other operation                                                148,291           158,679            278,657           316,033
  Maintenance                                                     31,934            33,389             55,746            58,647
  Depreciation and amortization                                   70,475            72,857            144,115           142,690
  Taxes other than income taxes                                   26,690            26,598             53,929            53,575
                                                           --------------    --------------     --------------    --------------
                                                                 425,856           458,385            879,724           940,788
                                                           --------------    --------------     --------------    --------------
--------------------------------------------------------------------------------------------------------------------------------

Operating income                                                  60,258            32,627            153,245           106,507
                                                           --------------    --------------     --------------    --------------
--------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                34,715            32,231             68,114            63,155
  Allowance for funds used during construction                    (1,782)           (1,638)            (3,716)           (3,141)
  Preferred dividend requirements of subsidiaries                  1,677             1,675              3,353             3,349
  Miscellaneous, net                                             (37,065)           11,035            (43,834)            7,159
                                                           --------------    --------------     --------------    --------------
                                                                  (2,455)           43,303             23,917            70,522
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                 62,713           (10,676)           129,328            35,985
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                      24,167            (1,578)            49,039            16,208
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

 Net income (loss)                                             $  38,546         $  (9,098)         $  80,289         $  19,777
                                                           ==============    ==============     ==============    ==============
--------------------------------------------------------------------------------------------------------------------------------
Average number of common shares outstanding                       78,214            76,800             77,997            76,689
                                                           ==============    ==============     ==============    ==============
--------------------------------------------------------------------------------------------------------------------------------
Earnings per average common share (basic and diluted)          $    0.49         $   (0.12)         $    1.03         $    0.26
                                                           ==============    ==============     ==============    ==============
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                           ALLIANT ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                                                1999           December 31,
ASSETS                                                                       (Unaudited)           1998
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $ 4,923,657        $ 4,866,152
      Gas                                                                          522,436            515,074
      Other                                                                        432,694            409,711
                                                                           ----------------   ----------------
                                                                                 5,878,787          5,790,937
    Less - Accumulated depreciation                                              2,985,592          2,852,605
                                                                           ----------------   ----------------
                                                                                 2,893,195          2,938,332
    Construction work in progress                                                  128,757            119,032
    Nuclear fuel, net of amortization                                               54,762             44,316
                                                                           ----------------   ----------------
                                                                                 3,076,714          3,101,680
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $191,728 and $178,248, respectively           357,856            355,100
                                                                           ----------------   ----------------
                                                                                 3,434,570          3,456,780
                                                                           ----------------   ----------------
--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               29,403             31,827
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,201 and $2,518, respectively                                            84,415            102,966
    Other, less allowance for doubtful accounts
      of $807 and $490, respectively                                                25,734             26,054
  Notes receivable, less allowance for doubtful
    accounts of $114 and $120, respectively                                          5,579             13,392
  Income tax refunds receivable                                                     18,399             14,826
  Production fuel, at average cost                                                  42,323             54,140
  Materials and supplies, at average cost                                           55,081             53,490
  Gas stored underground, at average cost                                           12,518             26,013
  Regulatory assets                                                                 25,139             30,796
  Prepaid gross receipts tax                                                        21,912             22,222
  Other                                                                             17,663             15,941
                                                                           ----------------   ----------------
                                                                                   338,166            391,667
                                                                           ----------------   ----------------
--------------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                                     527,800            320,280
  Nuclear decommissioning trust funds                                              251,475            225,803
  Investment in foreign entities                                                   133,745             68,882
  Other                                                                             52,977             54,776
                                                                           ----------------   ----------------
                                                                                   965,997            669,741
                                                                           ----------------   ----------------
--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                272,086            284,467
  Deferred charges and other                                                       166,317            156,682
                                                                           ----------------   ----------------
                                                                                   438,403            441,149
                                                                           ----------------   ----------------
--------------------------------------------------------------------------------------------------------------

Total assets                                                                   $ 5,177,136        $ 4,959,337
                                                                           ================   ================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                           ALLIANT ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                      June 30,
                                                                                        1999             December 31,
CAPITALIZATION AND LIABILITIES                                                      (Unaudited)              1998
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 78,424,441 and 77,630,043 shares, respectively                         $       784          $       776
  Additional paid-in capital                                                               926,242              905,130
  Retained earnings                                                                        539,769              537,372
  Accumulated other comprehensive income                                                   300,613              163,017
                                                                                  -----------------    -----------------
    Total common equity                                                                  1,767,408            1,606,295
                                                                                  -----------------    -----------------

  Cumulative preferred stock of subsidiaries:
   Par/Stated       Authorized        Shares                         Mandatory
      Value           Shares        Outstanding       Series        Redemption
      $ 100              *            449,765      4.40% - 6.20%        No                  44,977               44,977
      $ 25               *            599,460          6.50%            No                  14,986               14,986
      $ 50            466,406         366,406      4.30% - 6.10%        No                  18,320               18,320
      $ 50              **            216,381      4.36% - 7.76%        No                  10,819               10,819
      $ 50              **            545,000          6.40%           Yes ***              27,250               27,250
                                                                                  -----------------    -----------------
                                                                                           116,352              116,352
    Less:  unamortized expenses                                                             (2,784)              (2,854)
                                                                                  -----------------    -----------------
      Total cumulative preferred stock of subsidiaries                                     113,568              113,498
                                                                                  -----------------    -----------------
  Long-term debt (excluding current portion)                                             1,514,498            1,543,131
                                                                                  -----------------    -----------------
                                                                                         3,395,474            3,262,924
                                                                                  -----------------    -----------------
*    3,750,000 authorized  shares in total  between  the two classes
**   2,000,000 authorized  shares  in  total  between  the two classes
***  $53.20 mandatory redemption price
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                      53,740               63,414
  Variable rate demand bonds                                                                56,975               56,975
  Commercial paper                                                                         125,500               64,500
  Notes payable                                                                             50,024               51,784
  Capital lease obligations                                                                 12,277               11,978
  Accounts payable                                                                         145,888              204,297
  Accrued taxes                                                                             84,622               84,921
  Other                                                                                    107,544              111,685
                                                                                  -----------------    -----------------
                                                                                           636,570              649,554
                                                                                  -----------------    -----------------
------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                        774,492              691,624
  Accumulated deferred investment tax credits                                               74,585               77,313
  Environmental liabilities                                                                 68,917               68,399
  Customer advances                                                                         35,416               37,171
  Capital lease obligations                                                                 25,611               13,755
  Other                                                                                    166,071              158,597
                                                                                  -----------------    -----------------
                                                                                         1,145,092            1,046,859
                                                                                  -----------------    -----------------

------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                   $ 5,177,136          $ 4,959,337
                                                                                  =================    =================

------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                           ALLIANT ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                              For the Six Months Ended June 30,
                                                                   1999               1998
-------------------------------------------------------------------------------------------------
                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                                  $        80,289     $        19,777
  Adjustments to reconcile net income to net cash flows
    from  operating
    activities:
    Depreciation and amortization                                     144,115            142,690
    Amortization of nuclear fuel                                        9,142              8,555
    Amortization of deferred energy efficiency expenditures            13,250             14,443
    Deferred taxes and investment tax credits                          (8,487)           (13,075)
    Refueling outage provision                                          4,412             (9,341)
    Impairment of oil and gas properties                                    -              6,746
    (Gain) loss on disposition of assets, net                         (37,591)            (1,020)
    Other                                                               1,502              4,998
  Other changes in assets and liabilities:
    Accounts receivable                                                18,871             25,338
    Notes receivable                                                    7,813              6,396
    Production fuel                                                    11,817                242
    Gas stored underground                                             13,495             22,232
    Accounts payable                                                  (58,409)           (35,181)
    Accrued taxes                                                        (299)            (6,049)
    Adjustment clause balances                                         (9,240)             5,791
    Benefit obligations and other                                      13,094             28,786
                                                             -----------------   ----------------
       Net cash flows from operating activities                       203,774            221,328
                                                             -----------------   ----------------
-------------------------------------------------------------------------------------------------
Cash flows used for financing activities:
    Common stock dividends declared                                   (77,892)           (63,649)
    Dividends payable                                                     287            (15,806)
    Proceeds from issuance of common stock                             20,888             10,634
    Net change in Alliant Energy Resources, Inc.
      credit facility                                                  15,495             71,587
    Proceeds from issuance of other long-term debt                     12,144              2,516
    Reductions in other long-term debt                                (67,016)            (1,262)
    Net change in short-term borrowings                                59,240            (42,525)
    Principal payments under capital lease obligations                 (6,869)            (8,116)
    Other                                                                  (2)               (36)
                                                             -----------------   ----------------
        Net cash flows used for financing activities                  (43,725)           (46,657)
                                                             -----------------   ----------------
-------------------------------------------------------------------------------------------------
Cashflows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                       (105,054)           (93,508)
       Nonregulated businesses                                        (78,654)           (63,928)
    Nuclear decommissioning trust funds                               (17,658)           (15,863)
    Proceeds from disposition of assets                                47,209              3,997
    Shared savings expenditures                                       (10,594)            (3,117)
    Other                                                               2,278              2,138
                                                             -----------------   ----------------
       Net cash flows used for investing activities                  (162,473)          (170,281)
                                                             -----------------   ----------------
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash
    investments                                                        (2,424)             4,390
                                                             -----------------   ----------------
-------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period             31,827             27,329
                                                             -----------------   ----------------
-------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period          $        29,403     $       31,719
                                                             =================   ================
-------------------------------------------------------------------------------------------------
Supplemental cash flow information: Cash paid during
  the period for:
       Interest                                               $        68,166     $       62,132
                                                             =================   ================
       Income taxes                                           $        56,130     $       45,435
                                                             =================   ================
    Noncash investing and financing activities:
       Capital lease obligations incurred                     $        18,252     $        1,271
                                                             =================   ================
-------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           ALLIANT ENERGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. At the Annual Shareowners meeting on May 19, 1999, the shareowners approved a proposal to change the name of the corporation from Interstate Energy Corporation to Alliant Energy Corporation. The name change was effective May 20, 1999.

       The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (WP&L, IESU, IPC, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

       In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

2.     Alliant Energy's comprehensive income (loss), and the components of other
       comprehensive   income  (loss),   net  of  taxes,  were  as  follows  (in
       thousands):

                                                                  For the Three Months           For the Six Months
                                                                     Ended June 30,                Ended June 30,
                                                                  1999           1998            1999           1998
                                                               ------------    ----------    ------------    ----------
   Net income (loss)                                             $ 38,546       ($ 9,098)       $ 80,289        $19,777
     Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during
           period, net of tax (1)                                  84,742        (20,358)        159,773         41,471
          Less:  reclassification adjustment for gains
            included in net income, net of tax (2)                (21,324)            --         (21,324)            --

                                                               ------------    ----------    ------------    ----------
              Net unrealized gains (losses)                        63,418        (20,358)        138,449         41,471
                                                               ------------    ----------    ------------    ----------
        Foreign currency translation adjustments                     (239)             1            (853)            56
                                                               ------------    ----------    ------------    ----------
          Other comprehensive income (loss)                        63,179        (20,357)        137,596         41,527
                                                               ============    ==========    ============    ==========
   Comprehensive income (loss)                                   $101,725       ($29,455)       $217,885        $61,304
                                                               ============    ==========    ============    ==========

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investment in McLeod.



(2)    The second quarter 1999 earnings included a pre-tax gain of $33.8 million
       ($0.27 per share) from the sale of approximately 640,000 shares of McLeod stock held by Alliant Energy.  Following completion of the May 1999 sale,
       Alliant  Energy  still held  beneficial  ownership in  approximately  9.6 million  shares of McLeod  stock.  McLeod  declared a 2-for-1 stock split effective July 1999.


  IESU and WP&L had no comprehensive income in the periods presented.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                                                                                               Alliant
                                  -------------------------------------------
                                         Regulated Domestic Utilities             Nonregulated                 Energy
                                  -------------------------------------------
                                   Electric     Gas        Other      Total        Businesses       Other   Consolidated
                                  ----------------------------------------------------------------------------------------
                                                                       (in thousands)
      Three Months Ended
      June 30, 1999
      Operating revenues            $366,152    $46,200    $7,820     $420,172          $66,595      ($653)      $486,114
      Operating income (loss)         56,155     (2,018)    1,529       55,666            4,101        491         60,258
      Net income (loss)                                                 17,138           21,560       (152)        38,546

      Three Months Ended
      June 30, 1998
      Operating revenues            $380,414    $45,267    $7,424     $433,105          $58,305      ($398)      $491,012
      Operating income (loss)         38,826     (7,404)    1,327       32,749              689       (811)        32,627
      Net loss                                                          (3,024)          (2,925)    (3,149)        (9,098)

      Six Months Ended
      June 30, 1999
      Operating revenues            $717,490   $179,885   $17,024     $914,399         $119,794    ($1,224)    $1,032,969
      Operating income               124,770     21,921     3,883      150,574            2,265        406        153,245
      Net income (loss)                                                 61,905           19,654     (1,270)        80,289

      Six Months Ended
      June 30, 1998
      Operating revenues            $738,165   $175,313   $15,833     $929,311         $118,627      ($643)    $1,047,295
      Operating income (loss)         94,664     14,971     3,158      112,793           (4,810)    (1,476)       106,507
      Net income (loss)                                                 30,153           (6,925)    (3,451)        19,777


       Resources' (i.e., the nonregulated businesses) assets increased $263 million during the first six months of 1999, primarily due to the increase in market value of its investment in McLeod and additional investments in foreign entities. Intersegment revenues were not material to Alliant Energy's operations and there was no single customer whose revenues exceeded 10% or more of Alliant Energy's consolidated revenues.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain nondeductible expenses.

5. At June 30, 1999, Alliant Energy had $133.7 million of investments in foreign entities on its Consolidated Balance Sheets that primarily included investments in several New Zealand utility entities and investments in several generation facilities in China. Alliant Energy accounts for the China investments under the equity method and the other investments under the cost method. The geographic concentration of Alliant Energy's investments in foreign entities at June 30, 1999, included investments of approximately $96.2 million in New Zealand, $37.0 million in China and $0.5 million in other countries.



                               IES UTILITIES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             For the Three Months                    For the Six Months
                                                                Ended June 30,                         Ended June 30,
                                                            1999              1998                1999               1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating revenues:
  Electric utility                                       $ 142,209          $ 147,640           $ 282,226          $ 288,290
  Gas utility                                               22,012             20,921              83,308             81,316
  Steam and other                                            6,572              6,172              14,524             13,405
                                                    ---------------    ---------------     ---------------    ---------------
                                                           170,793            174,733             380,058            383,011
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       12,285             21,284              38,873             51,933
  Purchased power                                           27,142             25,768              40,292             36,817
  Cost of gas sold                                          11,623             10,782              49,535             48,439
  Other operation                                           45,167             44,869              92,607             91,871
  Maintenance                                               12,572             13,960              22,477             24,951
  Depreciation and amortization                             25,481             23,907              50,963             48,242
  Taxes other than income taxes                             12,468             12,407              25,083             24,713
                                                    ---------------    ---------------     ---------------    ---------------
                                                           146,738            152,977             319,830            326,966
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Operating income                                            24,055             21,756              60,228             56,045
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          14,434             12,955              27,638             26,030
  Allowance for funds used during construction                (535)              (801)             (1,384)            (1,566)
  Miscellaneous, net                                        (2,499)             4,167              (3,355)             4,446
                                                    ---------------    ---------------     ---------------    ---------------
                                                            11,400             16,321              22,899             28,910
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  12,655              5,435              37,329             27,135
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Income taxes                                                 5,611              2,474              15,828             12,515
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                   7,044              2,961              21,501             14,620
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                229                229                 457                457
                                                    ---------------    ---------------     ---------------    ---------------
-----------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                 $        6,815     $        2,732      $       21,044     $       14,163
                                                    ===============    ===============     ===============    ===============
-----------------------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                               IES UTILITIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,
                                                                                 1999            December 31,
ASSETS                                                                       (Unaudited)             1998
----------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                             $      2,163,280    $      2,140,322
      Gas                                                                           200,955             198,488
      Steam                                                                          55,794              55,797
      Common                                                                        126,385             106,940
                                                                           -----------------   -----------------
                                                                                  2,546,414           2,501,547
    Less - Accumulated depreciation                                               1,266,117           1,209,204
                                                                           -----------------   -----------------
                                                                                  1,280,297           1,292,343
    Construction work in progress                                                    44,849              48,991
    Leased nuclear fuel, net of amortization                                         37,804              25,644
                                                                           -----------------   -----------------
                                                                                  1,362,950           1,366,978
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,021 and $1,948, respectively                  5,549               5,623
                                                                           -----------------   -----------------
                                                                                  1,368,499           1,372,601
                                                                           -----------------   -----------------

----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 2,195               4,175
  Temporary cash investments with associated companies                                    -              53,729
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $593 and $1,058, respectively                                                5,420               16,703
    Associated companies                                                              1,718                2,662
    Other, less allowance for doubtful accounts
      of $672 and $357, respectively                                                  9,036               10,346
  Production fuel, at average cost                                                   11,445              11,863
  Materials and supplies, at average cost                                            25,050              25,591
  Gas stored underground, at average cost                                             3,798              12,284
  Regulatory assets                                                                  16,790              23,487
  Prepayments and other                                                              10,788               4,185
                                                                           -----------------   -----------------
                                                                                     86,240             165,025
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                99,459              91,691
  Other                                                                               6,457               6,019
                                                                           -----------------   -----------------
                                                                                    105,916              97,710
                                                                           -----------------   -----------------
----------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                 130,217             137,908
  Deferred charges and other                                                         15,038              15,734
                                                                           -----------------   -----------------
                                                                                    145,255             153,642
                                                                           -----------------   -----------------

----------------------------------------------------------------------------------------------------------------

Total assets                                                               $      1,705,910    $       1,788,978
                                                                           =================   =================
----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                               IES UTILITIES INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                June 30,
                                                                                  1999               December 31,
CAPITALIZATION AND LIABILITIES                                                 (Unaudited)               1998
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                   $          33,427      $         33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   237,783               275,372
                                                                            ------------------     -----------------
    Total common equity                                                               550,252               587,841
  Cumulative preferred stock, not mandatorily redeemable -
    $50 par value - authorized 466,406 shares; 366,406 shares outstanding              18,320                18,320
  Long-term debt (excluding current portion)                                          550,952               602,020
                                                                            ------------------     -----------------
                                                                                    1,119,524             1,208,181
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 51,196                50,140
  Capital lease obligations                                                            12,263                11,965
  Notes payable to associated companies                                                29,706                     -
  Accounts payable                                                                     23,733                43,953
  Accounts payable to associated companies                                             20,140                22,487
  Accrued payroll and vacations                                                         7,546                 6,365
  Accrued interest                                                                     10,817                12,045
  Accrued taxes                                                                        47,128                55,295
  Accumulated refueling outage provision                                               11,017                 6,605
  Environmental liabilities                                                             5,448                 5,660
  Other                                                                                 7,823                17,617
                                                                            ------------------     -----------------
                                                                                      226,817               232,132
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   221,362               224,510
  Accumulated deferred investment tax credits                                          27,963                29,243
  Environmental liabilities                                                            28,243                29,195
  Pension and other benefit obligations                                                28,317                25,655
  Capital lease obligations                                                            25,541                13,679
  Other                                                                                28,143                26,383
                                                                            ------------------     -----------------
                                                                                      359,569               348,665
                                                                            ------------------     -----------------
--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                        $       1,705,910      $      1,788,978
                                                                            ==================     =================
--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                               IES UTILITIES INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months Ended June 30,
                                                                                        1999                1998
------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                     $           21,501   $          14,620
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                           50,963              48,242
     Amortization of leased nuclear fuel                                                      6,092               5,549
     Amortization of deferred energy efficiency expenditures                                  9,518              10,103
     Deferred taxes and investment tax credits                                               (6,745)             (4,040)
     Refueling outage provision                                                               4,412              (9,341)
     Other                                                                                      529                 536
  Other changes in assets and liabilities:
     Accounts receivable                                                                     13,537              26,121
     Gas stored underground                                                                   8,486              15,056
     Accounts payable                                                                       (22,567)            (10,188)
     Accrued taxes                                                                           (8,167)            (13,734)
     Adjustment clause balances                                                              (8,488)              2,157
     Benefit obligations and other                                                           10,397              20,444
                                                                                 -------------------  ------------------
       Net cash flows from operating activities                                              79,468             105,525
                                                                                 -------------------  ------------------
------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                                         (58,633)            (18,840)
    Dividends payable                                                                        (4,840)              4,840
    Preferred stock dividends                                                                  (457)               (457)
    Reductions in long-term debt                                                            (50,140)               (140)
    Net change in short-term borrowings                                                      29,706                   -
    Principal payments under capital lease obligations                                       (6,869)             (8,116)
    Other                                                                                        (3)                  -
                                                                                 -------------------  ------------------
      Net cash flows used for financing activities                                          (91,236)            (22,713)
                                                                                 -------------------  ------------------
------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                       (41,173)            (42,404)
    Nuclear decommissioning trust funds                                                      (3,004)             (3,004)
    Other                                                                                       236                 100
                                                                                 -------------------  ------------------
      Net cash flows used for investing activities                                          (43,941)            (45,308)
                                                                                 -------------------  ------------------
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                              (55,709)             37,504
                                                                                 -------------------  ------------------
------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                   57,904                 230
                                                                                 -------------------  ------------------
------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                             $            2,195   $          37,734
                                                                                 ===================  ==================
------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
 Cash paid during the period for:
    Interest                                                                     $           24,714   $          24,702
                                                                                 ===================  ==================
    Income taxes                                                                 $           30,824   $          33,468
                                                                                 ===================  ==================
 Noncash investing and financing activities - Capital lease obligations incurred $           18,252   $           1,271
                                                                                 ===================  ==================
------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               IES UTILITIES INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to IESU. Alliant Energy Note 5 does not relate to IESU and, therefore, is not incorporated by reference.

1. The interim consolidated financial statements included herein have been prepared by IESU, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include IESU and its consolidated wholly-owned subsidiary, IES Ventures Inc. IESU is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IESU's latest Annual Report on Form 10-K.

         In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998, have been made. Because of the seasonal nature of IESU's operations, results for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.



                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           For the Three Months                    For the Six Months
                                                              Ended June 30,                         Ended June 30,
                                                          1999               1998                1999               1998
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                   $      150,510     $      154,314      $      300,455     $      305,624
  Gas utility                                                15,358             16,943              67,151             67,261
  Water                                                       1,248              1,252               2,500              2,428
                                                     ---------------    ---------------     ---------------    ---------------
                                                            167,116            172,509             370,106            375,313
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  26,014             29,471              53,380             58,368
  Purchased power                                            28,425             30,238              52,424             58,839
  Cost of gas sold                                            5,798              8,515              36,979             39,229
  Other operation                                            35,432             39,894              61,540             73,897
  Maintenance                                                13,775             14,479              22,879             24,447
  Depreciation and amortization                              28,407             31,580              59,546             60,838
  Taxes other than income taxes                               7,355              7,504              15,057             15,215
                                                     ---------------    ---------------     ---------------    ---------------
                                                            145,206            161,681             301,805            330,833
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Operating income                                             21,910             10,828              68,301             44,480
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                           10,078              8,984              19,943             17,367
  Allowance for funds used during construction               (1,109)              (742)             (2,032)            (1,398)
  Miscellaneous, net                                          1,996              3,142              (2,348)             1,276
                                                     ---------------    ---------------     ---------------    ---------------
                                                             10,965             11,384              15,563             17,245
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                            10,945               (556)             52,738             27,235
                                                     ---------------    ---------------     ---------------    ---------------
---------------------------------------------------------------------------------------     ----------------------------------

Income taxes                                                  3,992                677              19,497             10,870
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                             6,953             (1,233)             33,241             16,365
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 828                828               1,656              1,656
                                                     ---------------    ---------------     ---------------    ---------------
------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $ 6,125           $ (2,061)           $ 31,585           $ 14,709
                                                     ===============    ===============     ===============    ===============
------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                        WISCONSIN POWER AND LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1999             December 31,
ASSETS                                                                     (Unaudited)              1998
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                           $      1,863,733     $      1,839,545
      Gas                                                                         248,576              244,518
      Water                                                                        26,769               26,567
      Common                                                                      222,206              219,268
                                                                         -----------------    -----------------
                                                                                2,361,284            2,329,898
    Less - Accumulated depreciation                                             1,231,444            1,168,830
                                                                         -----------------    -----------------
                                                                                1,129,840            1,161,068
    Construction work in progress                                                  72,024               56,994
    Nuclear fuel, net of amortization                                              16,958               18,671
                                                                         -----------------    -----------------
                                                                                1,218,822            1,236,733
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $49 and $44, respectively                        627                  630
                                                                         -----------------    -----------------
                                                                                1,219,449            1,237,363
                                                                         -----------------    -----------------
---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               4,279                1,811
  Accounts receivable:
    Customer                                                                        5,092               13,372
    Associated companies                                                            1,869                3,019
    Other                                                                           8,378                8,298
  Income tax refunds receivable                                                    10,844                2,715
  Production fuel, at average cost                                                 15,477               20,105
  Materials and supplies, at average cost                                          22,154               20,025
  Gas stored underground, at average cost                                           7,801               10,738
  Regulatory assets                                                                 3,707                3,707
  Prepaid gross receipts tax                                                       21,912               22,222
  Other                                                                             1,399                4,272
                                                                         -----------------    -----------------
                                                                                  102,912              110,284
                                                                         -----------------    -----------------
---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             152,015              134,112
  Other                                                                            15,408               15,960
                                                                         -----------------    -----------------
                                                                                  167,423              150,072
                                                                         -----------------    -----------------
---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                73,244               76,284
  Deferred charges and other                                                      121,508              111,147
                                                                         -----------------    -----------------
                                                                                  194,752              187,431
                                                                         -----------------    -----------------
---------------------------------------------------------------------------------------------------------------

Total assets                                                             $      1,684,536     $      1,685,150
                                                                         =================    =================
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                        WISCONSIN POWER AND LIGHT COMPANY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                            June 30,
                                                                                              1999                  December 31,
CAPITALIZATION AND LIABILITIES                                                             (Unaudited)                  1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                                              $           66,183        $          66,183
  Additional paid-in capital                                                                      199,438                  199,438
  Retained earnings                                                                               296,718                  294,309
                                                                                       -------------------       ------------------
    Total common equity                                                                           562,339                  559,930
                                                                                       -------------------       ------------------

  Cumulative  preferred  stock, not mandatorily  redeemable  without par value -
    authorized 3,750,000 shares, maximum aggregate stated value $150,000,000:
      $100 stated value - 449,765 shares outstanding                                               44,977                   44,977
        $25 stated value - 599,460 shares outstanding                                              14,986                   14,986
                                                                                       -------------------       ------------------
        Total cumulative preferred stock                                                           59,963                   59,963
                                                                                       -------------------       ------------------

  Long-term debt (excluding current portion)                                                      414,626                  414,579
                                                                                       -------------------       ------------------
                                                                                                1,036,928                1,034,472
                                                                                       -------------------       ------------------
-----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Variable rate demand bonds                                                                       56,975                   56,975
  Notes payable                                                                                    50,000                   50,000
  Notes payable to associated companies                                                            59,035                   26,799
  Accounts payable                                                                                 62,920                   84,754
  Accounts payable to associated companies                                                         21,790                   20,315
  Accrued payroll and vacations                                                                     8,227                    5,276
  Accrued interest                                                                                  4,240                    6,863
  Other                                                                                             8,014                   14,600
                                                                                       -------------------       ------------------
                                                                                                  271,201                  265,582
                                                                                       -------------------       ------------------
-----------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                               240,909                  245,489
  Accumulated deferred investment tax credits                                                      32,240                   33,170
  Customer advances                                                                                32,687                   34,367
  Environmental liabilities                                                                        11,366                   11,683
  Other                                                                                            59,205                   60,387
                                                                                       -------------------       ------------------
                                                                                                  376,407                  385,096
                                                                                       -------------------       ------------------
-----------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                   $        1,684,536        $       1,685,150
                                                                                       ===================       ==================
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        WISCONSIN POWER AND LIGHT COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         For the Six Months Ended June 30,
                                                                                            1999                   1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Cash flows from operating activities:
  Net income                                                                        $             33,241   $             16,365
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                                59,546                 60,838
     Amortization of nuclear fuel                                                                  3,050                  3,006
     Deferred taxes and investment tax credits                                                    (4,258)                (1,736)
     Other                                                                                          (620)                (3,927)
  Other changes in assets and liabilities:
     Accounts receivable                                                                           9,350                 20,317
     Income tax refunds receivable                                                                (8,129)               (11,224)
     Production fuel                                                                               4,628                  2,402
     Gas stored underground                                                                        2,937                  5,732
     Accounts payable                                                                            (20,359)                   154
     Benefit obligations and other                                                                (7,192)                14,869
                                                                                    ---------------------  ---------------------
       Net cash flows from operating activities                                                   72,194                106,796
                                                                                    ---------------------  ---------------------
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends                                                                       (29,176)               (29,170)
    Preferred stock dividends                                                                     (1,656)                (1,656)
    Net change in short-term borrowings                                                           32,236                (23,697)
                                                                                    ---------------------  ---------------------
      Net cash flows from (used for) financing activities                                          1,404                (54,523)
                                                                                    ---------------------  ---------------------
--------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                            (48,600)               (38,980)
    Nuclear decommissioning trust funds                                                          (14,654)               (12,859)
    Shared savings expenditures                                                                   (7,723)                (3,021)
    Other                                                                                           (153)                 2,023
                                                                                    ---------------------  ---------------------
      Net cash flows used for investing activities                                               (71,130)               (52,837)
                                                                                    ---------------------  ---------------------
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                                     2,468                   (564)
                                                                                    ---------------------  ---------------------
--------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                         1,811                  2,492
                                                                                    ---------------------  ---------------------
--------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                $              4,279   $              1,928
                                                                                    =====================  =====================
--------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                        $             21,860   $             13,085
                                                                                    =====================  =====================
    Income taxes                                                                    $             32,885   $             22,784
                                                                                    =====================  =====================
--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        WISCONSIN POWER AND LIGHT COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Except as modified below, the Alliant Energy Notes to Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L. Alliant Energy Note 5 does not relate to WP&L and, therefore, is not incorporated by reference.

1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

         In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999 and December 31, 1998, and (c) the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified on a basis consistent with the 1999 presentation.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Alliant Energy was formed as the result of a three-way merger involving WPL Holdings, Inc., IES Industries Inc. and IPC that was completed in April 1998. The first tier subsidiaries of Alliant Energy include: WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA.

This MD&A includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant Energy, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, resolution of issues being addressed by the Wisconsin legislature relating to proposed amendments to WUHCA, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated issues or costs associated with achieving Year 2000 compliance, the ability of Alliant Energy to successfully integrate its operations and unanticipated costs associated therewith, unanticipated difficulties in achieving expected synergies from the merger, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

                            UTILITY INDUSTRY OUTLOOK

A summary of the current regulatory environment is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to such regulatory environment.

Across the nation, approximately half of the states have passed legislation or issued regulatory rulings granting customers the right to choose their electric energy supplier. At the federal level, a number of proposals to restructure the electric industry are currently under consideration. However, there continues to be a lack of consensus over how restructuring should be implemented and how much control the federal government should have over this process. Until one of the proposals gains significant bipartisan support, there is unlikely to be final federal action to either facilitate or force states to open electricity markets to competition.

The IUB has been reviewing all forms of competition in the electric utility industry for several years. A group comprised of the IUB, Alliant Energy, MidAmerican Energy Company, rural electric cooperatives, municipal utilities and Iowans for Choice in Electricity (a diverse group of industrial customers, marketers, such as Enron, and a low income customer representative, among others) endorsed a bill to allow for such competition that was introduced in the Iowa Legislature in March 1999. The bill was opposed by the OCA, which is charged by Iowa law with representation of all consumers generally. While the bill did not pass, it will by operation of Iowa General Assembly rules remain alive in the General Assembly upon adjournment in the spring of its 1999 regular session. By operation of House rules, it will be re-referred to the House Commerce Committee and will again be inserted into the legislative process in the Second Regular Session of the 78th General Assembly (2000).

"Reliability 2000" legislation was introduced in Wisconsin in the second quarter of 1999. This legislation includes, among other items, a relaxation of the non-utility asset limitations included in the WUHCA and the formation of a Wisconsin transmission company (Transco) for those investor-owned utilities who elect to take advantage of the new asset cap law. If passed, it is anticipated that the three large Wisconsin investor-owned electric utilities, including WP&L, would have incentives to include their transmission systems in the Transco. Should the legislation pass, Alliant Energy would review the possible inclusion of the transmission systems of IESU and IPC in the Transco as well.

The Transco, structured as a single-purpose corporation, would operate as a member of the Midwest ISO. It would be a public utility, as defined under Wisconsin law, with a board of directors comprised of one representative from each utility having at least a 10% ownership interest in the Transco. Smaller utilities could combine their transmission assets with others to reach the minimum level for board membership. In addition, the original members of the board would select four at-large directors.

Alliant Energy is unable to predict whether the Reliability 2000 legislation will be enacted. As a result, it has also been reviewing various other initiatives as it relates to the future of its transmission system. Such initiatives include:

a. ITC - In November 1998, Alliant Energy and NSP announced plans to develop an ITC to provide electric transmission services to the Upper Midwest. Based on the merger announcement between NSP and New Century Energies Inc. as well as NSP's recent announcement to join the Midwest ISO in some capacity, the companies are no longer proceeding with the development of the ITC in the manner previously contemplated.
b. Midwest ISO - Alliant Energy had originally filed to participate in the Midwest ISO, which was conditionally approved by the FERC on September 16, 1998. However, as a result of the earlier decision to form the ITC with NSP, Alliant Energy withdrew its Midwest ISO membership. In August 1999, Alliant Energy informed the Midwest ISO that it will rejoin the Midwest ISO in some capacity (i.e., as part of the Wisconsin Transco, as an integrated utility or as part of a regional independent transmission company).

In addition, in May 1999, FERC issued a Notice of Proposed Rulemaking (NOPR) concerning the development of RTOs. The proposed rules outline the requirements for utilities to voluntarily turn over control of their transmission system to a regional entity either by leasing the system to an RTO, or by outright divestiture. FERC's timeline is to have a final rule issued by January 1, 2000, and have the RTOs in operation by the end of 2001. Alliant Energy is currently reviewing the NOPR.

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

                      ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Second Quarter Results

Alliant Energy reported net income of $38.5 million, or $0.49 per share (basic and diluted), for the second quarter of 1999, compared with a loss of $9.1 million, or $0.12 per share (basic and diluted), for the second quarter of 1998.

The second quarter 1999 earnings included a pre-tax gain of $33.8 million ($0.27 per share) from the sale of approximately 640,000 shares of McLeod stock held by Alliant Energy. Higher electric and natural gas margins from Alliant Energy's utility operations and improved earnings from Alliant Energy's diversified operations also contributed to the increase in earnings. These items, however, were partially offset by higher utility operation and maintenance expenses, largely due to outages at several generating facilities and higher employee benefits costs, and increased utility depreciation expenses in 1999. The 1998 results included approximately $35 million of pre-tax merger-related expenses ($0.28 per share).

Alliant Energy's utility operations reported net income of approximately $17.1 million for the second quarter of 1999 compared with a loss of $3.0 million (income of $14.8 million excluding merger-related expenses) for the same period in 1998. The increase in utility earnings resulted primarily from higher electric and natural gas margins. Higher operation and maintenance expenses (excluding merger-related expenses) and depreciation expense partially offset the increased earnings.

The higher electric margins stemmed primarily from separate $15 million rate increases implemented at WP&L in July 1998 and early March 1999 to recover higher purchased power and transmission costs. A 4% increase in sales to retail customers, largely due to continued economic growth in Alliant Energy's service territory, also contributed to the higher electric margins. Lower margins from sales to off-system customers partially offset the increase.

The increase in operation and maintenance expenses resulted primarily from higher operating costs at Alliant Energy's generating facilities, largely due to outages at several facilities, and an increase in employee benefits costs. Such items were partially offset by lower costs in 1999 due to merger-related operating efficiencies.

Alliant Energy's diversified (nonregulated) operations reported net income of $21.6 million in the second quarter of 1999 compared to a net loss of $2.9 million ($1.8 million excluding merger-related expenses) for the same period in 1998. The increased earnings were largely due to the gain on the sale of the McLeod shares. Improved results from Alliant Energy's electric trading joint venture also contributed to the increase.

Electric Utility Operations

Electric margins and MWH sales for Alliant Energy for the three months ended June 30 were as follows:

                                        Revenues and Costs                            MWHs Sold
                                          (in thousands)                           (in thousands)
                                    ----------------------------             ----------------------------
                                        1999           1998        Change        1999           1998        Change
                                    -------------  -------------  ---------  -------------  -------------  ---------
Residential                            $ 123,379      $ 120,708         2%          1,575          1,525         3%
Commercial                                77,534         74,762         4%          1,251          1,167         7%
Industrial                               116,780        118,451        (1%)         3,239          3,150         3%
                                    -------------  -------------             -------------  -------------
   Total from ultimate customers         317,693        313,921         1%          6,065          5,842         4%
Sales for resale                          37,364         56,957       (34%)         1,339          2,036       (34%)
Other                                     11,095          9,536        16%             39             37         5%
                                    -------------  -------------             -------------  -------------
   Total                                 366,152        380,414        (4%)         7,443          7,915        (6%)
                                                                             =============  =============  =========
Electric production fuels                 49,827         66,387       (25%)
Purchased power                           72,440         73,417        (1%)
                                    -------------  -------------
   Margin                              $ 243,885      $ 240,610         1%
                                    =============  =============  =========

Electric  margins and MWH sales for Alliant Energy for the six months ended June
30 were as follows:

                                        Revenues and Costs                            MWHs Sold
                                          (in thousands)                           (in thousands)
                                    ----------------------------             ----------------------------
                                        1999           1998        Change        1999           1998        Change
                                    -------------  -------------  ---------  -------------  -------------  ---------
Residential                            $ 253,659      $ 247,777         2%          3,385          3,237         5%
Commercial                               149,557        146,794         2%          2,495          2,352         6%
Industrial                               219,381        224,854        (2%)         6,314          6,150         3%
                                    -------------  -------------             -------------  -------------
   Total from ultimate customers         622,597        619,425         1%         12,194         11,739         4%
Sales for resale                          73,578         99,769       (26%)         2,684          3,706       (28%)
Other                                     21,315         18,971        12%             81             80         1%
                                    -------------  -------------             -------------  -------------
   Total                                 717,490        738,165        (3%)        14,959         15,525        (4%)
                                                                             =============  =============  =========
Electric production fuels                111,136        132,089       (16%)
Purchased power                          124,505        129,563        (4%)
                                    -------------  -------------
   Margin                              $ 481,849      $ 476,513         1%
                                    =============  =============  =========

Electric margin increased $3.3 million, or 1%, and $5.3 million, or 1%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The increases were primarily due to separate $15 million annual rate increases implemented at WP&L in July 1998 and early March 1999 to recover higher purchased power and transmission costs, and 4% increases in sales to retail customers. The sales increases resulted from continued economic growth within Alliant Energy's service territory. In addition, more favorable weather conditions in the first quarter of 1999 also contributed to the six-month increase.

Partially offsetting the increase in electric margin for both periods, were: 1) decreased sales to off-system customers, and 2) decreased recoveries of $1.6 million and $6.3 million of concurrent and previously deferred expenditures for Iowa-mandated energy efficiency program costs for the three- and six-month periods, respectively. Recoveries for energy efficiency program costs are in accordance with IUB orders (a portion of these recoveries is also amortized to expense in other operation expenses). The second quarter of 1998 margin also included $3.2 million of revenues collected from WP&L customers for a surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense).

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Utility Operations

Gas margins and Dth sales for the three months ended June 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 26,602      $ 25,999         2%         3,969          3,779        5%
Commercial                                12,495        11,936         5%         2,532          2,352        8%
Industrial                                 3,649         3,030        20%         1,038            820       27%
Transportation and other                    3,454         4,302      (20%)       10,834         11,953       (9%)
                                    ------------- -------------             ------------  -------------
   Total                                  46,200        45,267         2%        18,373         18,904       (3%)
                                                                            ============  ============= =========
Cost of gas sold                          22,666        23,907        (5%)
                                    ------------- -------------
   Margin                               $ 23,534      $ 21,360        10%
                                    ============= =============  =========


Gas margins and Dth sales for the six months ended June 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 109,041     $ 106,292         3%        18,805         17,557        7%
Commercial                                51,654        51,134         1%        11,091         10,466        6%
Industrial                                10,416        10,158         3%         2,957          2,661       11%
Transportation and other                   8,774         7,729        14%        25,443         26,744       (5%)
                                    ------------- -------------             ------------  -------------
   Total                                 179,885       175,313         3%        58,296         57,428        2%
                                                                            ============  ============= =========
Cost of gas sold                         104,009       101,186         3%
                                    ------------- -------------
   Margin                               $ 75,876      $ 74,127         2%
                                    ============= =============  =========

Gas margin increased $2.2 million, or 10%, and increased $1.7 million, or 2%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to more favorable weather conditions in 1999. The six-month increase was partially offset by a reduction of $1.2 million in recoveries of Iowa-mandated energy efficiency costs and gas cost adjustments at IPC. Refer to "Interest Expense and Other" for a discussion of income realized from a weather hedge in the first quarter of 1999.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Nonregulated and Other Revenues

Nonregulated and other revenues for the three and six months ended June 30 were as follows (in thousands):

                                                 For the three months               For the six months
                                                    ended June 30,                    ended June 30,
                                                 1999            1998             1999              1998
                                              ------------    ------------    --------------    -------------
Environmental and engineering services           $ 18,962        $ 16,687          $ 35,135         $ 33,324
Oil and gas production                             16,608          17,477            29,442           34,624
Nonregulated energy                                14,892           9,682            25,067           23,127
Transportation, rents and other                    12,059          10,751            22,123           20,427
Steam                                               6,894           6,381            15,155           13,826
Affordable housing                                  3,099           3,100             6,172            6,061
Water                                               1,248           1,253             2,500            2,428
                                              ------------    ------------    --------------    -------------
                                                 $ 73,762        $ 65,331          $135,594       $ 133,817
                                              ============    ============    ==============    =============

Nonregulated energy revenues increased by $5.2 million and $1.9 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to the second quarter 1999 acquisition of a small oil gathering and transportation business in Texas. Oil and gas production revenues declined $5.2 million for the six-month period, due to lower sales volumes and gas prices, partially offset by an increase in oil prices. Environmental and engineering services revenues increased $2.3 million and $1.8 million for the three- and six-month periods due to an increase in construction management services.

Operating Expenses

Other operation expenses for the three and six months ended June 30 were as follows (in thousands):

                                              For the three months            For the six months
                                                 ended June 30,                 ended June 30,
                                              1999           1998             1999            1998
                                          -------------  --------------   -------------  --------------
       Utility - WP&L / IESU / IPC           $  98,383       $ 113,193       $ 186,212       $ 215,940
       Nonregulated and other                   49,908          45,486          92,445         100,093
                                          -------------  --------------   -------------  --------------
                                             $ 148,291       $ 158,679       $ 278,657       $ 316,033
                                          =============  ==============   =============  ==============

Other operation expenses at the utility subsidiaries decreased $14.8 million and $29.7 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to incurring pre-tax merger-related expenses of $20.1 million and $29.8 million in 1998, respectively, and lower costs in 1999 due to operating efficiencies associated with the merger. Such decreases were partially offset by increased expenses for employee benefits, nuclear operations and Year 2000 readiness efforts.

Maintenance expenses at the utility subsidiaries decreased $1.6 million and $3.2 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998 primarily due to lower nuclear maintenance expenses partially offset by expenses associated with outages at several generating facilities.

Other operation expenses at the nonregulated businesses increased $4.4 million and decreased $7.6 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The three-month increase was primarily due to expenses associated with the increase in construction management services and the acquisition of the oil gathering and transportation business. Pre-tax merger-related expenses of $1.2 million for both the three and six months ended June 30, 1998, contributed to a decrease in other operation expenses in 1999. Also contributing to the decrease for the six months ended June 30, 1999, were lower operation expenses in the gas marketing business and a $6.7 million asset impairment charge in the first quarter of 1998 at Whiting. Partially offsetting the six-month decrease were the increased expenses from the oil gathering and transportation business.

Depreciation and amortization expense decreased $2.4 million and increased $1.4 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The decrease for the three months ended June 30, 1999 was primarily due to reduced earnings in WP&L's nuclear decommissioning trust fund, which was offset entirely in "Miscellaneous, net," and the $3.2 million Kewaunee surcharge in the second quarter of 1998 at WP&L (recorded in depreciation and amortization expense with a corresponding increase in revenues resulting in no earnings impact). Higher depreciation expense related to property additions partially offset the decrease.

Interest Expense and Other

Interest expense increased $2.5 million and $5.0 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, due to higher nuclear decommissioning trust fund interest expense at IESU, which was offset entirely in "Miscellaneous, net." In addition, higher utility and nonregulated borrowings outstanding during 1999 contributed to the increase for the six months ended June 30, 1999.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the nuclear decommissioning funds at both WP&L and IESU. In accordance with their respective regulatory requirements, the corresponding offset is recorded as depreciation expense at WP&L and interest expense at IESU.

Miscellaneous, net income increased $48.1 million and $51.0 million for the three and six months ended June 30, 1999, respectively. Alliant Energy realized a pre-tax gain of $33.8 million in the second quarter of 1999 from the sale of approximately 640,000 shares of McLeod stock. The three and six months ended June 30, 1998, included $13.5 million and $13.7 million of pre-tax merger-related expenses. Also contributing to the increase for the three and six months ended June 30, 1999, were improved operating results from Alliant Energy's electric trading joint venture and for the six months ended June 30, 1999, $2.5 million of income realized from settlement of a weather hedge at WP&L for the November 1, 1998 to March 31, 1999 heating season. Partially offsetting these increases were lower earnings on Alliant Energy's nuclear decommissioning trust funds.

Income Taxes

Alliant Energy's income tax expense increased $25.7 million and $32.8 million for the three and six months ended June 30, 1999, respectively, compared with the same periods last year, primarily due to higher pre-tax income. The six-month increase was partially offset by a lower effective income tax rate.

                           IESU RESULTS OF OPERATIONS

Overview - Second Quarter Results

IESU's earnings available for common stock increased $4.1 million for the three months ended June 30, 1999, compared with the same period in 1998. The increased earnings were primarily due to $10.3 million of pre-tax merger-related expenses incurred during the three months ended June 30, 1998. Higher electric margins also contributed to the increase. Such increases were partially offset by higher operation and maintenance expenses (excluding merger-related expenses), and higher depreciation and amortization expense.

Electric Utility Operations

Electric margins and MWH sales for IESU for the three months ended June 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 51,226      $ 50,269         2%           595            571        4%
Commercial                                38,884        37,255         4%           618            564       10%
Industrial                                43,211        44,498        (3%)        1,292          1,238        4%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         133,321       132,022         1%         2,505          2,373        6%
Sales for resale                           6,382        13,251       (52%)          341            532      (36%)
Other                                      2,506         2,367         6%            11             10       10%
                                    ------------- -------------             ------------  -------------
   Total                                 142,209       147,640        (4%)        2,857          2,915       (2%)
                                                                            ============  ============= =========
Electric production fuels                  8,752        18,133       (52%)
Purchased power                           27,142        25,768         5%
                                    ------------- -------------
   Margin                              $ 106,315     $ 103,739         2%
                                    ============= =============  =========


Electric margins and MWH sales for IESU for the six months ended June 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 105,579     $ 104,838         1%         1,288          1,234        4%
Commercial                                77,432        74,866         3%         1,246          1,147        9%
Industrial                                81,093        84,737        (4%)        2,474          2,401        3%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         264,104       264,441        --          5,008          4,782        5%
Sales for resale                          12,735        18,963       (33%)          682            721       (5%)
Other                                      5,387         4,886        10%            21             21       --
                                    ------------- -------------             ------------  -------------
   Total                                 282,226       288,290        (2%)        5,711          5,524        3%
                                                                            ============  ============= =========
Electric production fuels                 31,247        44,928       (30%)
Purchased power                           40,292        36,817         9%
                                    ------------- -------------
   Margin                              $ 210,687     $ 206,545         2%
                                    ============= =============  =========


Electric margin increased $2.6 million, or 2%, and $4.1 million, or 2%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to increases of 6% and 5%, respectively, in sales volumes to retail customers due to continued economic growth in the service territory. More favorable weather conditions in 1999 also contributed to the six-month increase. Increased purchased power capacity costs in both periods partially offset the increases. Sales for resale decreased significantly for the three- and six-month periods, primarily due to various resale customers of IESU selecting another utility as their electricity provider effective in early 1999 and lower sales from the merger-related joint sales agreement. IESU does not anticipate the loss of the resale customers will have a material impact on its electric margins in the future. Under the joint sales agreement, the margins resulting from Alliant Energy's off-system sales are allocated among IESU, IPC and WP&L. Off-system sales revenues are passed through IESU's EAC and therefore have no impact on electric margin.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased power billings.

Gas Utility Operations

Gas margins and Dth sales for IESU for the three months ended June 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 13,034      $ 12,994         --         1,783          1,793       (1%)
Commercial                                 5,968         5,513         8%         1,146          1,060        8%
Industrial                                 2,033         1,530        33%           605            431       40%
Transportation and other                     977           884        11%         2,267          2,500       (9%)
                                    ------------- -------------             ------------  -------------
   Total                                  22,012        20,921         5%         5,801          5,784       --
                                                                            ============  ============= =========
Cost of gas sold                          11,623        10,782         8%
                                    ------------- -------------
   Margin                               $ 10,389      $ 10,139         2%
                                    ============= =============  =========


Gas margins and Dth sales for IESU for the six months ended June 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 52,195      $ 50,996         2%         8,638          8,417        3%
Commercial                                23,938        23,505         2%         5,035          4,936        2%
Industrial                                 4,836         4,692         3%         1,478          1,345       10%
Transportation and other                   2,339         2,123        10%         5,462          5,736      (5%)
                                    ------------- -------------             ------------  -------------
   Total                                  83,308        81,316         2%        20,613         20,434        1%
                                                                            ============  ============= =========
Cost of gas sold                          49,535        48,439         2%
                                    ------------- -------------
   Margin                               $ 33,773      $ 32,877         3%
                                    ============= =============  =========

Gas margin increased $0.3 million, or 2%, and $0.9 million, or 3%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to more favorable weather conditions in 1999.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Operating Expenses

IESU's other operation expenses increased $0.3 million and $0.7 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, largely due to increased expenses for employee pension and benefits, nuclear operations and Year 2000 readiness efforts. Such increases were largely offset by pre-tax merger-related expenses of $6.1 million and $7.9 million incurred during the three and six months ended June 30, 1998, respectively. In addition, merger-related operating efficiencies realized in 1999 also contributed to a reduction in other operation expenses.

IESU's maintenance expenses decreased $1.4 million and $2.5 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to reduced nuclear maintenance expenses.

IESU's depreciation and amortization expense increased $1.6 million and $2.7 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to property additions.



Interest Expense and Other

Interest expense increased $1.5 million and $1.6 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, due to higher nuclear decommissioning trust fund interest expense, which was offset entirely in "Miscellaneous, net." A decrease in interest expense resulting from lower borrowings outstanding during 1999 partially offset the increase.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as interest expense.

Miscellaneous,  net income increased $6.7 million and $7.8 million for the three and six months ended June 30, 1999, respectively, compared with the same periods
in  1998,   primarily   due  to  $4.2   million  and  $4.4  million  of  pre-tax
merger-related  expenses incurred during the three and six months ended June 30,
1998,   respectively.   Also  contributing  to  the  increase  was  the  nuclear
decommissioning trust fund interest previously described.

Income Taxes

IESU's income tax expense increased $3.1 million and $3.3 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to higher taxable income. A lower effective income tax rate in 1999, primarily due to a reduction in flow-through depreciation expense and nondeductible merger expenses in 1998, partially offset the six-month increase.

                           WP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results

WP&L's earnings available for common stock increased $8.2 million for the three months ended June 30, 1999, compared with the same period in 1998. The increased earnings were primarily due to $10.6 million of pre-tax merger-related expenses incurred during the three months ended June 30, 1998, and higher electric margins. Higher operation and maintenance expenses (excluding merger-related expenses) and increased interest expense partially offset the increase.

Electric Utility Operations

Electric margins and MWH sales for WP&L for the three months ended June 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 49,660      $ 47,950         4%           717            698        3%
Commercial                                29,445        27,764         6%           494            472        5%
Industrial                                41,880        41,606         1%         1,115          1,112       --
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         120,985       117,320         3%         2,326          2,282        2%
Sales for resale                          23,937        33,898       (29%)          762          1,105      (31%)
Other                                      5,588         3,096        80%            14             14       --
                                    ------------- -------------             ------------  -------------
   Total                                 150,510       154,314        (2%)        3,102          3,401       (9%)
                                                                            ============  ============= =========
Electric production fuels                 26,014        29,471       (12%)
Purchased power                           28,425        30,238        (6%)
                                    ------------- -------------
   Margin                               $ 96,071      $ 94,605         2%
                                    ============= =============  =========






Electric margins and MWH sales for WP&L for the six months ended June 30 were as follows:

                                        Revenues and Costs                          MWHs Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                            $ 103,549      $ 97,704         6%         1,518          1,456        4%
Commercial                                56,461        53,368         6%           959            931        3%
Industrial                                81,479        78,675         4%         2,201          2,153        2%
                                    ------------- -------------             ------------  -------------
   Total from ultimate customers         241,489       229,747         5%         4,678          4,540        3%
Sales for resale                          48,866        69,302       (29%)        1,575          2,520      (38%)
Other                                     10,100         6,575        54%            29             31       (6%)
                                    ------------- -------------             ------------  -------------
   Total                                 300,455       305,624        (2%)        6,282          7,091      (11%)
                                                                            ============  ============= =========
Electric production fuels                 53,380        58,368        (9%)

Purchased power                           52,424        58,839       (11%)
                                    ------------- -------------
   Margin                              $ 194,651     $ 188,417         3%
                                    ============= =============  =========


Electric margin increased $1.5 million, or 2%, and $6.2 million, or 3%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to separate $15 million annual rate increases implemented in July 1998 and early March 1999 to recover higher purchased power and transmission costs. Sales to retail customers increased 2% and 3% for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to economic strength in the service territory. More favorable weather conditions in 1999 also contributed to the six-month sales increase. Other revenues increased for both periods due to conservation programs for which WP&L receives a return on its invested capital.

Lower income from off-system sales, due to increased transmission constraints and implementation of the merger-related joint sales agreement, partially offset these items. Under the joint sales agreement, the margins resulting from Alliant Energy's off-system sales are allocated among IESU, IPC and WP&L. The second quarter of 1998 margin also included $3.2 million of revenues for a surcharge related to Kewaunee (a corresponding amount was included in depreciation and amortization expense).

Gas Utility Operations

Gas margins and Dth sales for WP&L for the three months ended June 30 were as follows:


                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $  8,670      $  8,979        (3%)        1,470          1,490       (1%)
Commercial                                 4,290         4,506        (5%)          991            998       (1%)
Industrial                                   662           784       (16%)          178            198      (10%)
Transportation and other                   1,736         2,674       (35%)        2,695          2,643        2%
                                    ------------- -------------             ------------  -------------
   Total                                  15,358        16,943        (9%)        5,334          5,329       --
                                                                            ============  ============= =========
Cost of gas sold                           5,798         8,515       (32%)
                                    ------------- -------------
   Margin                               $  9,560      $  8,428        13%
                                    ============= =============  =========


Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows:

                                        Revenues and Costs                       Dekatherms Sold
                                          (in thousands)                          (in thousands)
                                    ---------------------------             ---------------------------
                                        1999          1998        Change       1999           1998       Change
                                    ------------- -------------  ---------  ------------  ------------- ---------
Residential                             $ 39,930      $ 39,989         --         7,327          6,717        9%
Commercial                                19,390        19,743        (2%)        4,484          4,119        9%
Industrial                                 3,166         3,458        (8%)          837            800        5%
Transportation and other                   4,665         4,071        15%         6,738          6,473        4%
                                    ------------- -------------             ------------  -------------
   Total                                  67,151        67,261        --         19,386         18,109        7%
                                                                            ============  ============= =========
Cost of gas sold                          36,979        39,229        (6%)
                                    ------------- -------------
   Margin                               $ 30,172      $ 28,032         8%
                                    ============= =============  =========

Gas margin increased $1.1 million, or 13%, and $2.1 million, or 8%, for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. The increase for the three months was primarily due to more favorable contributions to gas margin in 1999 from WP&L's gas cost sharing mechanism. The increase for the six months resulted primarily from increased sales due to customer growth and colder weather in the first quarter of 1999. Refer to "Interest Expense and Other" for a discussion of income realized from a weather hedge in the first quarter of 1999.

Operating Expenses

Other operation expenses decreased $4.5 million and $12.4 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to $6.1 million and $9.3 million of pre-tax merger-related expenses incurred during 1998, lower transmission and distribution expenses and lower costs due to merger-related operating efficiencies. Such expenses were partially offset by increased conservation expense.

Maintenance expenses decreased $0.7 million and $1.6 million for the three and six months ended June 30, 1999, respectively, due to lower transmission and distribution maintenance expenses, which were partially offset by increased operating costs at WP&L's generating facilities, largely due to several outages.

Depreciation and amortization expense decreased $3.2 million and $1.3 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to reduced earnings on the nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net") and the second quarter 1998 Kewaunee surcharge. These decreases were partially offset by increased property additions.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense.

Interest Expense and Other

Interest expense increased $1.1 million and $2.6 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, primarily due to higher borrowings outstanding in 1999.

Miscellaneous, net income increased $1.1 million and $3.6 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, due to $4.5 million and $4.6 million of pre-tax merger-related expenses incurred in 1998. Also contributing to the six-month increase was $2.5 million of pre-tax income realized in the first quarter of 1999 from settlement of a weather hedge for the November 1, 1998, to March 31, 1999, heating season. Partially offsetting such increases were reduced earnings on the nuclear decommissioning trust fund.

Income Taxes

Income taxes increased $3.3 million and $8.6 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998, due to higher pre-tax income. A lower effective income tax rate partially offset the six-month increase.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy decreased $18 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by changes in net income, the refueling outage provision and deferred taxes and investment tax credits. Cash flows used for financing activities decreased $3 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily as a result of proceeds from the issuance of common stock, partially offset by changes in the amount of debt outstanding. Cash flows used for investing activities decreased $8 million for the six months ended June 30, 1999, compared with the same period in 1998, due to increased proceeds from the disposition of assets, which were partially offset by increased levels of construction and acquisition expenditures.

Cash flows from operating activities at IESU decreased $26 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, partially offset by changes in the refueling outage provision and net income. Cash flows used for financing activities increased $69 million for the six months ended June 30, 1999, compared with the same period in 1998, due to a reduction in the amount of debt outstanding in 1999 and increased common stock dividends as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. As a result, the dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment.

Cash flows from operating activities at WP&L decreased $35 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily due to changes in working capital, which were partially offset by higher net income. Cash flows used for financing activities decreased $56 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily due to changes in the amount of short-term borrowings. Cash flows used for investing activities increased $18 million for the six months ended June 30, 1999, compared with the same period in 1998, primarily due to increased construction expenditures.

Future Considerations

At June 30, 1999, Alliant Energy had an investment in the stock of McLeod, a telecommunications company, valued at $527.8 million (based on a June 30, 1999 closing price of $55.00 per share and compared to a cost basis of $28.4 million). McLeod declared a 2-for-1 stock split which was effective in July 1999. Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. The adjustments do not impact net income as the unrealized gains or losses, net of taxes, are recorded directly to the common equity section of the balance sheet and are a component of other comprehensive income. In addition, any such gains or losses are reflected in current earnings only at the time they are realized through a sale. Alliant Energy entered into an agreement in November 1998 with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions.

Under PUHCA, certain investments of Alliant Energy in exempt wholesale generators and foreign utility companies are limited to 50% of Alliant Energy's consolidated retained earnings. Alliant Energy is pursuing making the necessary regulatory filings requesting an increase in this limitation. Under WUHCA, there is an asset cap provision that generally limits non-utility assets in a utility holding company to 25% of utility assets. This provision is currently limiting Alliant Energy's ability to make additional investments in its non-utility businesses. Members of Energize Wisconsin (Alliant Energy, NSP, Wisconsin Energy Corporation, Wisconsin Gas Company and WPSC) have been working with various interest groups on a set of proposals that would provide significant asset cap relief for Wisconsin utility holding companies. Such legislation was introduced in the second quarter of 1999. In addition to seeking legislative relief, Alliant Energy has also been seeking a regulatory increase in its limitation under the statutory language as currently enacted. As part of this regulatory process, the PSCW granted Alliant Energy interim relief from the asset cap limitations in the third quarter of 1999. Such relief temporarily removed the asset cap provision for non-utility assets currently held by Alliant Energy and granted the company $75 million above the current asset cap limit for new non-utility investments. Alliant Energy is continuing to pursue permanent regulatory relief under the current statutory language. If Alliant Energy is unable to obtain permanent legislative or regulatory relief from the WUHCA provisions, it may be forced to divest certain assets to stay in compliance.

Under terms of comprehensive restructuring legislation passed in New Zealand, Alliant Energy is required to sell a portion of its current New Zealand utility investments. Alliant Energy realized a pre-tax gain of $2.4 million in July 1999 on the sale of a portion of these investments and anticipates it will realize additional gains on the remaining sales.

Whiting has entered into an agreement to sell 50%-100% of its interest in an offshore oil and gas production property (the percentage interest sold is based on the buyer having the option to make various installment payments to Whiting). Whiting expects to realize a pre-tax gain on the sale in the second half of 1999 of approximately $3 (50%) million to $6 (100%) million. As part of the transaction, Whiting does retain the liability for certain dismantlement and abandonment costs associated with the properties. Such costs are currently estimated at $13 million and have been fully accrued by Whiting.

Financing and Capital Structure

At June 30, 1999, Resources had $268 million of commercial paper outstanding and backed by its 3-Year Credit Agreement with interest rates ranging from 4.88%-5.35%. Resources intends to continue issuing commercial paper backed by this facility, and no conditions existed at June 30, 1999 that would prevent the issuance of commercial paper or direct borrowings on its bank lines. Accordingly, this debt is classified as long-term.

On March 23, 1999, IPC issued $7.7 million of pollution control revenue bonds due January 1, 2013. The proceeds were used to refinance $7.7 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The new bonds have a fixed interest rate of 4.20% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

On March 1, 1999, IESU retired $50 million of Series Z, 7.6% First Mortgage Bonds due in March 1999. Internally generated funds were used to retire the bonds.

On February 11, 1999, IPC issued $3.25 million of pollution control revenue bonds due February 1, 2010. The proceeds were used to retire $3.25 million of 6.375% pollution control revenue bonds that were due serially 1999-2007. The new bonds have a fixed interest rate of 4.05% for the first five years. Thereafter, IPC will have the option to reset the interest rate at one of three variable short-term interest rates or at a new long-term interest rate, based on the then prevailing market conditions, provided the rate does not exceed 12% per annum.

Capital Requirements

Nuclear Facilities

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

Rates and Regulatory Matters

In May 1998, the PSCW approved the deferral by WP&L of certain costs associated with its Year 2000 program. In November 1998, as amended in May 1999, WP&L filed for rate recovery of $12.2 million related to the Wisconsin retail portion of Year 2000 costs. In accordance with the order received from the PSCW, WP&L began deferring its

Year 2000 project costs, other than internal labor and associated overheads (approximately $6.5 million of expenditures had been deferred as of June 30, 1999). However, the PSCW ruled at an oral hearing in early August 1999 that it will not allow WP&L to recover any of its Year 2000 program costs in rates. WP&L has filed a motion asking the PSCW to reconsider its decision and, if necessary, will file an appeal in district court. Pending final resolution of the issue, WP&L expects to record a pre-tax reserve of $6.5 million in the third quarter of 1999 relating to the costs it had deferred as of June 30, 1999. WP&L will also record a reserve for the Year 2000 program expenditures it incurs after June 30, 1999. Refer to "Other Matters - Year 2000" for a further discussion of Alliant Energy's Year 2000 program.

In January 1999, WP&L made a filing with the PSCW proposing to begin deferring, on January 1, 1999, all costs associated with the EPA's required NOx emission reductions. In connection with a statewide docket to investigate compliance issues associated with the EPA's NOx emission reductions, on March 30, 1999, the PSCW authorized deferral of all non-labor related costs incurred after March 30, 1999. However, the utilities are not allowed to defer costs of replacement power associated with NOx compliance. WP&L has requested expedited approval to start construction of NOx reduction investments at several generating units operated by WP&L and has requested recovery of all the NOx reduction costs through a surcharge mechanism. WP&L anticipates receiving a final order in this proceeding in the first quarter of 2000. No assurance can be given as to what relief, if any, will be granted by the PSCW. Refer to the "Other Matters - Environmental" section for a further discussion of the NOx issue.

Pursuant to PSCW requirements, WP&L recognizes annual demand side management expense based on: 1) an annual fixed expenditure amount as approved by the PSCW in the rate making process, and 2) PSCW approved amortization of any difference in historical demand side management expenditures and associated rate recoveries of such costs. Effective with WP&L's rates implemented April 29, 1997, the annual rate recovery for demand side management expenses (and the associated demand side management expense) was reduced to $6.9 million reflecting annual demand side management expenditures of $14.4 million reduced by a two-year amortization of prior period expenditures which were less than the associated rate recoveries ($7.5 million per year). At the completion of the two-year amortization period, the annual demand side management expense to be recognized by WP&L returned to the $14.4 million level. Given the price freeze WP&L has in effect in Wisconsin, the annual rate recovery of demand side management expense is still $6.9 million.

The OCA has requested certain financial information related to the electric utility operations within the state of Iowa for IESU and IPC and the gas utility operations within the state of Iowa for IPC. IESU and IPC responded to the data requests in a timely manner. It is unknown if additional data requests will be received by either IESU or IPC. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek a rate reduction for one or both of IESU and IPC in Iowa.

                                  OTHER MATTERS

Year 2000

A summary of Alliant Energy's Year 2000 program is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are developments relating to the Year 2000 program.

Remediation and Testing Year 2000 remediation and testing has been completed for all mission-critical operational areas of Alliant Energy, which include generating stations, substations, transmission and distribution substations, natural gas distribution systems, system and distribution operating centers, customer inquiry, customer billing and all key building infrastructure. As of July 31, 1999, Alliant Energy was still expecting an upgrade from one information technology vendor. Alliant Energy considers the potential impact on the Year 2000 program from this upgrade to be minimal as operational contingency plans have already been developed and deployed. Alliant Energy has complied with the NERC's requirements for completing remediation and testing of mission-critical systems by June 30, 1999, without exceptions, and has filed the required letter with NERC informing them of such compliance.

A.  Embedded Systems -
All post-remediation testing for assessing Year 2000 compliance has been completed. Remaining work includes minor upgrades on less than 5 miscellaneous non-critical systems.

B.  Information Technology -
As of June 30, 1999, approximately 98% of Alliant Energy's applications have been remediated and tested and all remediation and testing has been completed for Alliant Energy's infrastructure components, customer information systems and financial systems. Alliant Energy has also initiated an independent validation and verification process for all mission-critical mainframe applications. This process started in June 1999, and is expected to be finished by September 1, 1999.

Costs to Address Year 2000 Compliance Alliant Energy's historical Year 2000 project expenditures as well as CURRENT ESTIMATES for the remaining costs to be incurred on the project are as follows (incremental costs, in millions):

                     Description             Total             IESU           WP&L          Other
                                          -------------     -----------    -----------    -----------
  Costs incurred from 1/1/98 - 12/31/98    $      8.7       $     4.8      $      3.2      $    0.7
  Costs incurred from 1/1/99 - 3/31/99            5.2             2.3            1.9            1.0
  Costs incurred from 4/1/99 - 6/30/99            6.5             1.8            2.4            2.3
  Current estimate of remaining costs            11.0             3.6            6.2            1.2
                                          -------------     -----------    -----------    -----------
            Total                           $    31.4        $   12.5      $    13.7       $    5.2
                                          =============     ===========    ===========    ===========

In addition, Alliant Energy estimates it incurred $3 million in costs for internal labor and associated overheads in 1998 and anticipates expenditures of $6 million in 1999 ($3.5 million was incurred in the first two quarters of 1999). The total estimated project cost has decreased from the figures reported in the Form 10-K due to lower than anticipated remediation costs and a reduction in the contingency estimate.

In accordance with an order received from the PSCW, WP&L is deferring its Year 2000 project costs, other than internal labor and associated overheads (approximately $6.5 million of the expenditures incurred at WP&L from January 1, 1998 through June 30, 1999 have been deferred). Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section for a discussion of the status of the filing WP&L made with the PSCW for rate recovery of a portion of its Year 2000 program costs, including a recent PSCW ruling which disallowed WP&L's requested recovery of such costs.

Risks and Contingency Planning Alliant Energy continues to work on refining and implementing its Year 2000 contingency plan. The planning process includes three components: 1) base contingency planning, 2) emergency preparedness, and 3) electric and gas industry-wide coordination. The base contingency planning phase involves the development of operating procedures to handle the malfunction of a specific device. This work was completed in the first quarter of 1999. The emergency preparedness phase involves the development of operating procedures to handle the malfunction of major business processes. This work started in late 1998 and will continue through early December 1999.

The electric and gas industry-wide coordination is a major focus of Alliant Energy's efforts in preparation for industry-wide drills which are being coordinated by NERC. As part of its contingency planning process, NERC scheduled two nation-wide electric utility industry drills in April 1999 and September 1999. These drills focus on safe and reliable electrical system operations with the partial loss of telecommunications. The April 1999 NERC drill was successful. All contingency plans worked as anticipated, however, some procedures and manual data forms will be refined to enhance efficiency.

In addition to these NERC drills, Alliant Energy has conducted two internal drills, the first of which was completed in March 1999. In June 1999, Alliant Energy had its own functional drill that focused on communications and involved exercising 200 contingency scripts, 11 information technology applications and over 250 employees. Communication and contingency plans generally worked according to plan and efficiency enhancements will be made for future drills. Alliant Energy also has three additional internal drills planned. An August 1999 full-scale drill will be conducted in which key employees will test and critique Alliant Energy's contingency plans. Two other internal drills will be scheduled after the September NERC drill.

Alliant Energy also retained an outside third party to assess and evaluate its Year 2000 program and such study did not find any material deficiencies in the program.

Summary Alliant Energy believes its plan is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to many risks and uncertainties. If Alliant Energy, or third parties, fail to achieve Year 2000 readiness with respect to critical systems and, as such, there are systematic problems, there could be a material adverse effect on Alliant Energy's results of operations and financial condition.

Market Risk Sensitive Instruments and Positions

Whiting is exposed to market risk in the pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. In the past, Alliant Energy generally has not utilized derivative instruments designed to reduce its exposure to these price fluctuations. However, during the first quarter of 1999, Alliant Energy entered into a limited amount of commodity derivative transactions to fix the ultimate sales price for approximately two-thirds of Whiting's anticipated gas production for 1999. At June 30, 1999, the estimated fair value of the outstanding agreements would have resulted in a settlement payment by Alliant Energy of approximately $2.4 million.

WP&L settled the weather insurance agreement it entered into for the November 1, 1998, to March 31, 1999, heating season and recognized income of $2.5 million in the first quarter of 1999 relating to such settlement.

At June 30, 1999, Alliant Energy had an investment in the stock of McLeod, a telecommunications company, valued at $527.8 million (based on a June 30, 1999 closing price of $55.00 per share and compared to a cost basis of $28.4 million). McLeod declared a 2-for-1 stock split which was effective in July 1999. Pursuant to the applicable accounting rules, the carrying value of this investment is adjusted to the estimated fair value each quarter based on the closing price at the end of the quarter. Alliant Energy entered into an agreement in November 1998 with McLeod whereby Alliant Energy's ability to sell the McLeod stock is subject to various restrictions.

Alliant Energy has a 50% interest in an electricity trading joint venture with Cargill. Guarantees of approximately $61 million have been issued of which approximately $14 million were outstanding at June 30, 1999. Under the terms of the joint venture agreement, any payments required under the guarantees would be shared by Alliant Energy and Cargill on a 50/50 basis to the extent the joint venture is not able to reimburse the guarantor for payments made under the guarantee.

Accounting Pronouncements

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended SFAS 133's effective date to fiscal years beginning after June 15, 2000 (January 1, 2001 for Alliant Energy). Also, SFAS 137 amended the date required to recognize all derivatives embedded in hybrid instruments that were issued, acquired, or substantively modified from December 31, 1997 to December 31, 1998.

Environmental

A summary of Alliant Energy's environmental issues is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1998. Set forth below are several developments relating to Alliant Energy's environmental issues.

In October  1998,  the EPA issued a final rule  requiring  22 states,  including
Wisconsin, to modify their state implementation plans to address the ozone transport issue. However, a federal appeals court on May 25, 1999, delayed indefinitely the implementation of the rule. Should the courts find in favor of EPA, the implementation of the rule would likely require WP&L to reduce its NOx emissions at all of its plants to a fleet average of .15 lbs/mmbtu by 2003. WP&L is following this issue closely and continues to evaluate various options to meet the emission levels. Based on existing technology, the preliminary estimates indicate that capital investments would be in the range of $150 to $215 million. Refer to the "Liquidity and Capital Resources - Rates and Regulatory Matters" section for a discussion of a filing WP&L made with the PSCW regarding seeking rate recovery of these costs.

On February 28, 1998, the EPA issued the final report to Congress on the Study of Hazardous Air Pollutant Emissions from Electric Utility Steam Generating Units regarding hazardous air pollutant emissions from electric utilities (the HAPs report). The HAPs report concluded that mercury emissions from coal-fired generating plants were a concern. However, the EPA does not believe they have sufficient information regarding such emissions. To remedy this lack of information, the EPA required IESU, WP&L, IPC and all other applicable electric utilities in the U.S. to start collecting information regarding the types and amount of mercury emitted as of January 1, 1999. To better understand mercury emissions, the EPA also required WP&L to conduct stack tests at several of its generating stations in the fall of 1999. In addition, the Wisconsin legislature has introduced legislation that would require the control and reduction of mercury emissions from coal-fired generating plants. Although the control of mercury emissions from generating plants is uncertain at this time, Alliant Energy believes that the capital investments and/or modifications required to control mercury emissions could be significant.

In March 1998 and January 1999, IPC received Notices of Intent to Sue from an environmental group alleging certain violations of effluent limits, established pursuant to the Clean Water Act, at IPC's generating facility in Clinton, Iowa. On May 14, 1998, IPC received from the IDNR an inspection report and notice of violation addressing the same and other concerns as were raised by the environmental group. On May 4, 1999, IPC received a letter from the IDNR indicating it does not anticipate taking any enforcement action regarding this issue. Therefore, management believes that any likely actions resulting from this matter will not have a material adverse effect on IPC's financial position or results of operations.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air Act Acid Rain permit and CEMS. IPC has informed its environmental regulators and has installed the CEMS and obtained the permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, EPA determined that Lansing units 1 and 2 are affected units. Therefore, IPC will be installing CEMS and applying for Acid Rain permits for these units by December 1, 1999. IPC may be subject to a penalty for not having installed the CEMS and for not having obtained the permits previously. However, IPC believes that any likely actions resulting from this matter will not have a material adverse effect on its financial position or results of operations.

On February 4, 1999, Whiting received a Notice of Violation letter from the ADEQ, citing Whiting for flaring sour gas in excess of permit limits and not having a valid permit. In June 1999, the ADEQ sent Whiting a Consent
Administrative Order proposing a voluntary civil penalty of $225,000 for Whiting's alleged emission violations. Whiting is presently negotiating with the ADEQ to offset as much of the fine as possible by participating in or funding an approved mitigation project. Management believes that any likely actions resulting from this matter will not have a material adverse effect on Whiting's financial position or results of operations.

Alliant Energy has been notified by the EPA that it is a Potentially Responsible Party (PRP) with respect to environmental impacts identified at the MIG/DeWane Landfill Superfund Site. Alliant Energy is participating in the initiation of an Alternate Dispute Resolution process to allocate liability associated with the investigation and remediation of the site. It is not possible at this time to reasonably estimate the amount of any obligation associated with the site because allocation among the PRPs, and concurrence of the regulatory authorities, have not yet advanced to the stage where a reasonable estimate can be made. However, management believes that any likely action resulting from this matter will not have a material adverse effect on Alliant Energy's financial position or results of operations.

Power Supply

In July 1998, Alliant Energy and SkyGen announced an agreement whereby SkyGen would build, own and operate a power plant in southeastern Wisconsin capable of producing up to 450 MW of electricity. Under the agreement, Alliant Energy will purchase the capacity to meet the electric needs of its utility customers, as outlined by the Wisconsin Reliability Act. Recent developments for the 450 MW SkyGen project include an appeal to the EPA Appeals Board on the NOx mitigation. The appeal, if successful, would require selective catalytic reduction to be used for NOx mitigation instead of dry low NOx burners. Management currently believes that the EPA will rule in favor of SkyGen, but is unable to predict when the power plant may be in-service.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative  and Qualitative  Disclosures  About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and Positions."


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY

At Alliant Energy's annual meeting of shareowners held on May 19, 1999, Alan B. Arends, Rockne G. Flowers, Katharine C. Lyall, Robert D. Ray and Anthony R. Weiler were elected as directors of Alliant Energy for terms expiring in 2002. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
---------------                    ---------         --------------
Alan B. Arends                    61,341,679            1,776,251
Rockne G. Flowers                 61,334,647            1,783,283
Katharine C. Lyall                61,312,326            1,805,604
Robert D. Ray                     61,155,262            1,962,668
Anthony R. Weiler                 61,335,067            1,782,863

The following table sets forth the other directors of Alliant Energy whose terms of office continued after the 1999 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Erroll B. Davis, Jr.                      2000
Lee Liu                                   2000
Milton E. Neshek                          2000
Robert W. Schlutz                         2000
Wayne H. Stoppelmoor                      2000
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Jack R. Newman                            2001
Judith D. Pyle                            2001
David Q. Reed                             2001 *

*  In July 1999, Mr. Reed resigned from the Alliant Energy board of directors.

Also at Alliant Energy's annual meeting of shareowners held on May 19, 1999, the following matters were submitted to a vote of shareowners.

                                                               Votes        Votes         Votes        Broker
                                                                For        Against       Abstain      Non-Votes
                                                                ---        -------       -------      ---------
Approval of the name change from Interstate Energy
     Corporation to Alliant Energy Corporation              59,300,156     2,537,051    1,280,719         4
Approval of the Long-Term Equity Incentive Plan, as
     amended                                                47,566,918    12,721,346    2,829,660         6


WP&L

At WP&L's annual meeting of shareowners held on May 26, 1999, Alan B. Arends, Rockne G. Flowers, Katharine C. Lyall, Robert D. Ray and Anthony R. Weiler were elected as directors of WP&L for terms expiring in 2002. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
---------------                    ---------         --------------
Alan B. Arends                    13,597,997              6,409
Rockne G. Flowers                 13,597,546              6,860
Katharine C. Lyall                13,597,726              6,680
Robert D. Ray                     13,597,504              6,902
Anthony R. Weiler                 13,598,106              6,300

The following table sets forth the other directors of WP&L whose terms of office continued after the 1999 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Erroll B. Davis, Jr.                      2000
Lee Liu                                   2000
Milton E. Neshek                          2000
Robert W. Schlutz                         2000
Wayne H. Stoppelmoor                      2000
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Jack R. Newman                            2001
Judith D. Pyle                            2001
David Q. Reed                             2001 *

*  In July 1999, Mr. Reed resigned from the WP&L board of directors.

IESU

At IESU's annual meeting of shareowners held on May 24, 1999, Alan B. Arends, Rockne G. Flowers, Katharine C. Lyall, Robert D. Ray and Anthony R. Weiler were elected as directors of IESU for terms expiring in 2002. Alliant Energy voted all of the outstanding shares of common stock of IESU (consisting of 13,370,778 shares) in favor of the election of the aforementioned individuals.

The following table sets forth the other directors of IESU whose terms of office continued.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Erroll B. Davis, Jr.                      2000
Lee Liu                                   2000
Milton E. Neshek                          2000
Robert W. Schlutz                         2000
Wayne H. Stoppelmoor                      2000
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Jack R. Newman                            2001
Judith D. Pyle                            2001
David Q. Reed                             2001 *

*  In July 1999, Mr. Reed resigned from the IESU board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following Exhibits are filed herewith.

     3.1 Form of Amendment to Restated Articles of Incorporation of Alliant Energy Corporation

     3.2        Restated   Articles   of   Incorporation   of   Alliant   Energy
                Corporation, as amended

     10.1       Long-Term Equity Incentive Plan, as amended

     10.2 Consulting Agreement by and between Alliant Energy Corporation and Wayne H. Stoppelmoor

     27.1 Financial Data Schedule for Alliant Energy Corporation at and for the period ended June 30, 1999

     27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended June 30, 1999

     27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended June 30, 1999

(b)  Reports on Form 8-K:

None.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 1999.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer
Thomas M. Walker                                    (Principal Financial Officer)

By: /s/ John E. Ebright               Vice President-Controller (Principal Accounting Officer)
John E. Ebright


IES UTILITIES INC.
------------------
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer
Thomas M. Walker                                    (Principal Financial Officer)

By: /s/ John E. Ebright                  Vice President-Controller (Principal Accounting Officer)
 John E. Ebright


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ Thomas M. Walker            Executive Vice President and Chief Financial Officer
Thomas M. Walker                                    (Principal Financial Officer)

By: /s/ John E. Ebright                  Vice President-Controller (Principal Accounting Officer)
John E. Ebright
