Form 10-K/A
period 1998-12-31
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-11-01
CIK 352541, 52485, 107832

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

                  Name of Registrant, State of
                  Incorporation, Address of
Commission        Principal Executive                     IRS Employer
File Number       Offices and Telephone Number            Identification Number
-----------       ----------------------------            ---------------------
1-9894            ALLIANT ENERGY CORPORATION                          39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                  42-0331370
                  (an Iowa corporation)
                  Alliant Tower
                  Cedar Rapids, Iowa 52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                   39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin 53703
                  Telephone (608)252-3311

                  Interstate Energy Corporation
                  (Former name of Alliant Energy Corporation)

Securities registered pursuant to Section 12 (b) of the Act:

                                                                              Name of Each
                                 Title of Class                               Exchange on Which Registered
                                 --------------                               ----------------------------
Alliant Energy Corporation    Common Stock, $.01 Par Value                    New York Stock Exchange
Alliant Energy Corporation    Common Stock Purchase Rights                    New York Stock Exchange
IES Utilities Inc.            7-7/8% Quarterly Debt Capital Securities        New York Stock Exchange
                              (Subordinated Deferrable Interest Debentures)

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

This combined Form 10-K/A is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of January 31, 1999:

Alliant Energy Corporation            $2.24 billion
IES Utilities Inc.                    $0
Wisconsin Power and Light Company     $0

Number of shares outstanding of each class of common stock as of January 31, 1999:

Alliant Energy Corporation            Common Stock, $.01 par value, 77,667,444
                                      shares outstanding

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation's 1999 Annual Meeting of Shareowners and Wisconsin Power and Light Company's 1999 Annual Meeting of Shareowners are, or will upon filing with the Securities and Exchange Commission, be incorporated by reference into Part III hereof.

The undersigned registrants hereby amend Items 8 and 14 of their combined Annual Report on Form 10-K for the year ended December 31, 1998 to provide in their entirety as follows:


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Interstate Energy Corporation                                       Page Number
        Report of Management                                              5
        Report of Independent Public Accountants                          6
        Consolidated Statements of Income for the Years Ended
           December 31, 1998, 1997 and 1996                               7
        Consolidated Balance Sheets, December 31, 1998 and 1997           8
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                              10
        Consolidated Statements of Capitalization, December 31,
           1998 and 1997                                                 11
        Consolidated Statements of Changes in Common Equity for the
           Years Ended December 31, 1998, 1997 and 1996                  13
        Notes to Consolidated Financial Statements                       14

IES Utilities Inc.
        Report of Independent Public Accountants                         38
        Consolidated Statements of Income and Retained Earnings
           for the Years Ended December 31, 1998, 1997 and 1996          39
        Consolidated Balance Sheets, December 31, 1998 and 1997          40
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                              42
        Consolidated Statements of Capitalization, December 31,
           1998 and 1997                                                 43
        Notes to Consolidated Financial Statements                       44

Wisconsin Power and Light Company
        Report of Independent Public Accountants                         52
        Consolidated Statements of Income and Retained Earnings for
           the Years Ended December 31, 1998, 1997 and 1996              53
        Consolidated Balance Sheets, December 31, 1998 and 1997          54
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                              56
        Consolidated Statements of Capitalization, December 31, 1998
           and 1997                                                      57
        Notes to Consolidated Financial Statements                       58

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



ARTHUR ANDERSEN LLP



Milwaukee, Wisconsin,
January 29, 1999
(except with respect to the matters discussed in Notes 5c and 17, as to which the date is October 29, 1999)

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

    (c) Alliant Energy Resources -

Summary financial information for Alliant Energy Resources was as follows (in millions):

                                    December 31,      December 31,
                                       1998              1997
                                    ------------      ------------
Current assets                        $92.1             $92.7
Non-current assets                    777.1             745.8
Current liabilities                    63.6             101.4
Non-current liabilities
(excludes minority interest)          160.3             153.9
Minority interest                       6.2               5.4

Refer to the "Nonregulated Businesses" column of Note 14 for summary income statement data of Alliant Energy Resources.


(6) INCOME TAXES:

The components of federal and state income taxes for IEC for the years ended December 31 were as follows (in millions):

                                                1998                1997                1996
                                           ---------------      --------------     ---------------
Current tax expense                        $     92.5           $   99.6           $     96.9
Deferred tax expense                            (22.2)              (6.1)                20.3
Amortization of investment tax credits           (5.6)              (5.6)                (5.6)
Affordable housing tax credits                   (6.6)              (6.2)                (5.8)
                                           ---------------      --------------     ---------------
                                           $     58.1           $   81.7           $    105.8
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

(17) SUBSEQUENT EVENT:

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


Milwaukee, Wisconsin
January 29, 1999
                                      52

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

                                     57

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)      Consolidated Financial Statements

        Refer to Index to Financial Statements at Item 8. "Financial Statements and Supplementary Data."

(a) (2)      Financial Statement Schedules

             Report of Independent Public Accountants on Schedules
             Schedule II. Valuation and Qualifying Accounts and Reserves (Previously filed)

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

     3.2 Bylaws of Interstate Energy Corporation, effective as of January 20, 1999+

     3.3* Restated Articles of Incorporation of Wisconsin Power & Light Company, as amended (incorporated by reference to Exhibit 3.1 to WP&L's Form 10-Q for the quarter ended June 30, 1994)

     3.4 Bylaws of Wisconsin Power and Light Company, effective as of January 20, 1999+

     3.5* Amended and Restated Articles of Incorporation of IES Utilities Inc. (incorporated by reference to Exhibit 3.5 to IESU's Form 10-Q for the quarter ended June 30, 1998)

     3.6        Bylaws of IES Utilities Inc., effective as of January 20, 1999+

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

     10.44#* Interstate Power Company Supplemental Retirement Plan as amended and restated November 10, 1995 and December 9, 1997 (incorporated by reference to Exhibit 99.5 to IPC's Form 10-K for the year ended December 31, 1997)

     10.45#* Interstate Power Company Irrevocable Trust Agreement dated December 1997 (incorporated by reference to Exhibit 99.7 to IPC's Form 10-K for the year ended December 31, 1997)

     10.46# Early Retirement Agreement, dated as of December 4, 1998, by and between Interstate Energy Corporation et al. and Richard R. Ewers+

     10.47 Stockholders' Agreement entered into as of November 18, 1998, by and among McLeodUSA Incorporated, Alliant Energy Investments, Inc. (formerly known as IES Investments Inc.) and certain other principal stockholders of McLeodUSA Incorporated+

     21         Subsidiaries of Interstate Energy Corporation+

     23 Consent of Independent Public Accountants for Interstate Energy Corporation

     27.1 Financial Data Schedule for Interstate Energy Corporation at and for the period ended December 31, 1998+

     27.2       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1998+

     27.3       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1998+

     27.4       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended June 30, 1997+

     27.5       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended March 31, 1997+

     27.6       Restated   Financial   Data  Schedule  for   Interstate   Energy
                Corporation at and for the period ended December 31, 1996+

     27.7 Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1998+

     27.8 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1998+

     27.9 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1997+

     27.10 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 1997+

     27.11 Restated Financial Data Schedule for IES Utilities Inc. at and for the period ended December 31, 1996+

     27.12 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended December 31, 1998+

+ Previously filed.

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

IESU - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November 1999.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant


By:/s/ John E. Ebright          Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)


IES UTILITIES INC.
------------------
Registrant


By:/s/ John E. Ebright          Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant


By:/s/ John E. Ebright          Vice President-Controller (Principal Accounting
John E. Ebright                 Officer)