Form 10-Q/A
period 1999-03-31
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-11-01
CIK 352541, 52485, 107832

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                               AMENDMENT NO. 1 TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______ to _______

               Name of Registrant, State of
Commission     Incorporation, Address of Principal              IRS Employer
File Number    Executive Offices and Telephone Number      Identification Number
-----------    --------------------------------------      ---------------------
1-9894         ALLIANT ENERGY CORPORATION                       39-1380265
               (a Wisconsin corporation)
               222 West Washington Avenue
               Madison, Wisconsin  53703
               Telephone (608)252-3311

0-4117-1       IES UTILITIES INC.                               42-0331370
               (an Iowa corporation)
               Alliant Tower
               Cedar Rapids, Iowa  52401
               Telephone (319)398-4411

0-337          WISCONSIN POWER AND LIGHT COMPANY                39-0714890
               (a Wisconsin corporation)
               222 West Washington Avenue
               Madison, Wisconsin  53703
               Telephone (608)252-3311

               Interstate Energy Corporation
               (Former name of Alliant Energy Corporation)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past (90) days. Yes X No _____

This combined Form 10-Q/A is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Number of shares outstanding of each class of common stock as of April 30, 1999:


Alliant Energy Corporation          Common  stock,  $.01 par  value,  78,116,598
                                    shares outstanding

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

The undersigned registrants hereby amend Item 1 of their combined Quarterly Report on Form 10-Q for the three months ended March 31, 1999 to provide in its entirety as follows:

                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q/A are defined below:

Abbreviation or Acronym     Definition
-----------------------     ----------
Corporate Services          Alliant Energy Corporate Services, Inc.
IEC                         Interstate Energy Corporation
IESU                        IES Utilities Inc.
IPC                         Interstate Power Company
McLeod                      McLeodUSA Incorporated
Resources                   Alliant Energy Resources, Inc.
SEC                         Securities and Exchange Commission
WP&L                        Wisconsin Power and Light Company

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

7.     Summary   financial   information   for  Resources  was  as  follows  (in
       thousands):

                                          March 31,
                                            1999
                                         ------------
       Current assets                      $84,950
       Non-current assets                  934,393
       Current liabilities                  40,468
       Non-current liabilities
         (excludes minority interest)      208,785
       Minority interest                     6,162

       Refer to the "Nonregulated Businesses" column of Note 3 for summary income statement data of Resources.

8. At the Annual Shareowners meeting on May 19, 1999, the shareowners approved a proposal to change the name of the corporation from Interstate Energy Corporation to Alliant Energy Corporation. The name change was effective May 20, 1999.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of November 1999.


ALLIANT ENERGY CORPORATION
Registrant


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