Form 10-Q/A
period 1999-06-30
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 1999-11-01
CIK 352541, 52485, 107832

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

The undersigned registrants hereby amend Item 1 of their combined Quarterly Report on Form 10-Q for the six months ended June 30, 1999 to provide in its entirety as follows:

                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q/A are defined below:

Abbreviation or Acronym        Definition
-----------------------        ----------
Alliant Energy                 Alliant Energy Corporation
Corporate Services             Alliant Energy Corporate Services, Inc.
IESU                           IES Utilities Inc.
IPC                            Interstate Power Company
McLeod                         McLeodUSA Incorporated
Resources                      Alliant Energy Resources, Inc.
SEC                            Securities and Exchange Commission
WP&L                           Wisconsin Power and Light Company

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

6.     Summary   financial   information   for  Resources  was  as  follows  (in
       thousands):
                                             June 30,
                                               1999
                                          --------------
       Current assets                        $79,479
       Non-current assets                  1,052,828
       Current liabilities                    55,860
       Non-current liabilities
         (excludes minority interest)        250,265
       Minority interest                       7,128

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
