Form 10-Q
period 2000-03-31
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 2000-05-11
CIK 352541, 52485, 107832

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

                                or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

Commission   Name of Registrant, State of Incorporation,     IRS Employer
File         Address of Principal Executive Offices and    Identification
Number       Telephone Number                                      Number
-----------------------------------------------------------------------
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
             Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past (90) days.  Yes  [ X ]    No [  ]

This combined Form 10-Q is separately filed by Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company. Information contained in the quarterly report relating to IES Utilities Inc. and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of IES Utilities Inc. and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Number of shares outstanding of each class of common stock as of April 30, 2000:

Alliant Energy           Common stock, $.01 par value, 79,002,896
 Corporation             shares outstanding

IES Utilities Inc.       Common stock, $2.50 par value, 13,370,788
                         shares outstanding (all of which are owned beneficially and of record by Alliant Energy
                         Corporation)

Wisconsin Power and      Common stock, $5 par value, 13,236,601 shares
 Light Company           outstanding (all of which are owned
                         beneficially and of record by Alliant Energy
                         Corporation)

                                          CONTENTS

                                                                                   Page
                                                                                   ----
Part I.      Financial Information                                                  4

   Item 1.   Consolidated Financial Statements                                      4

             Alliant Energy Corporation:
             ---------------------------
             Consolidated Statements of Income for the Three Months Ended
                  March 31, 2000 and 1999                                           4
             Consolidated Balance Sheets as of March 31, 2000 and December 31,
                  1999                                                              5
             Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999                                           7
             Notes to Consolidated Financial Statements                             8

             IES Utilities Inc.:
             -------------------
             Consolidated Statements of Income for the Three Months Ended
                  March 31, 2000 and 1999                                           11
             Consolidated Balance Sheets as of March 31, 2000 and December 31,
                  1999                                                              12
             Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999                                           14
             Notes to Consolidated Financial Statements                             15

             Wisconsin Power and Light Company:
             ----------------------------------
             Consolidated Statements of Income for the Three Months Ended
                  March 31, 2000 and 1999                                           16
             Consolidated Balance Sheets as of March 31, 2000 and December 31,
                  1999                                                              17
             Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999                                           19
             Notes to Consolidated Financial Statements                             20

   Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                             21

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk             32


Part II.     Other Information                                                      32

   Item 6.   Exhibits and Reports on Form 8-K                                       32

             Signatures                                                             35

                             DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                Definition
-----------------------                ----------
Alliant Energy                         Alliant Energy Corporation
ATC                                    American Transmission Company, LLC
CEMS                                   Continuous Emission Monitoring System
Corporate Services                     Alliant Energy Corporate Services, Inc.
Dth                                    Dekatherm
EAC                                    Energy Adjustment Clause
EPA                                    United States Environmental Protection
                                           Agency
FERC                                   Federal Energy Regulatory Commission
IES                                    IES Industries Inc.
IESU                                   IES Utilities Inc.
International                          Alliant Energy International, Inc.
Investments                            Alliant Energy Investments, Inc.
IPC                                    Interstate Power Company
ISCO                                   Alliant Energy Industrial Services, Inc.
ISO                                    Independent System Operator
IUB                                    Iowa Utilities Board
MAIN                                   Mid-America Interconnected Network, Inc.
MAPP                                   Mid-Continent Area Power Pool
McLeod                                 McLeodUSA Incorporated
MD&A                                   Management's Discussion and
                                         Analysis of Financial Condition and
                                         Results of Operations
MWH                                    Megawatt-Hour
OCA                                    Office of Consumer Advocate
PGA                                    Purchased Gas Adjustment
PSCW                                   Public Service Commission of Wisconsin
PUHCA                                  Public Utility Holding Company Act
                                          of 1935
Resources                              Alliant Energy Resources, Inc.
RTO                                    Regional Transmission Organization
SEC                                    Securities and Exchange Commission
SFAS                                   Statement of Financial Accounting
                                           Standards
Transportation                         Alliant Energy Transportation, Inc.
Whiting                                Whiting Petroleum Corporation
WP&L                                   Wisconsin Power and Light Company
WPLH                                   WPL Holdings, Inc.

                                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                           ALLIANT ENERGY CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           For the Three Months Ended March 31,
                                                                                   2000                   1999
-----------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                                               $373,622               $351,338
  Gas utility                                                                     130,134                133,684
  Non-regulated and other                                                         117,094                 61,833
                                                                      --------------------    -------------------
                                                                                  620,850                546,855
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                              69,272                 65,404
  Purchased power                                                                  62,345                 52,065
  Cost of utility gas sold                                                         82,113                 81,343
  Other operation                                                                 186,537                130,365
  Maintenance                                                                      29,929                 23,812
  Depreciation and amortization                                                    75,911                 73,640
  Taxes other than income taxes                                                    26,353                 27,239
                                                                      --------------------    -------------------
                                                                                  532,460                453,868
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Operating income                                                                   88,390                 92,987
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                 40,618                 33,400
  Contingent interest on indexed senior notes                                      39,493                      -
  Allowance for funds used during construction                                     (1,754)                (1,934)
  Preferred dividend requirements of subsidiaries                                   1,678                  1,676
  Gain on sale of McLeodUSA Inc. stock                                            (10,206)                     -
  Miscellaneous, net                                                              (13,197)                (6,771)
                                                                      --------------------    -------------------
                                                                                   56,632                 26,371
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                         31,758                 66,616
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Income taxes                                                                       12,438                 24,872
                                                                      --------------------    -------------------
-----------------------------------------------------------------------------------------------------------------

Net income                                                                        $19,320                $41,744
                                                                      ====================    ===================
-----------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                                        78,996                 77,780
                                                                      ====================    ===================
-----------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)                               $0.24                  $0.54
                                                                      ====================    ===================
-----------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                                 $0.50                  $0.50
                                                                      ====================    ===================
-----------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          ALLIANT ENERGY CORPORATION
                                         CONSOLIDATED BALANCE SHEETS

                                                                                March 31,
                                                                                  2000             December 31,
ASSETS                                                                        (Unaudited)              1999
---------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $5,068,008           $5,032,675
      Gas                                                                         547,306              540,874
      Other                                                                       460,354              458,547
                                                                          ----------------    -----------------
                                                                                6,075,668            6,032,096
    Less - Accumulated depreciation                                             3,144,273            3,077,459
                                                                          ----------------    -----------------
                                                                                2,931,395            2,954,637
    Construction work in progress                                                 130,088              119,276
    Nuclear fuel, net of amortization                                              54,995               54,363
                                                                          ----------------    -----------------
                                                                                3,116,478            3,128,276
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $191,244 and $184,722, respectively          403,941              357,758
                                                                          ----------------    -----------------
                                                                                3,520,419            3,486,034
                                                                          ----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                              47,500              113,669
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $1,942 and $2,253, respectively                                           66,615               67,299
    Unbilled utility revenues                                                      34,120               48,033
    Other, less allowance for doubtful accounts
      of $1,131 and $954, respectively                                             28,204               30,095
  Production fuel, at average cost                                                 42,893               49,657
  Materials and supplies, at average cost                                          52,818               52,440
  Gas stored underground, at average cost                                           5,933               23,151
  Regulatory assets                                                                29,464               33,439
  Prepaid gross receipts tax                                                       15,648               20,864
  Other                                                                            45,087               47,339
                                                                          ----------------    -----------------
                                                                                  368,282              485,986
                                                                          ----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                                  1,607,180            1,123,790
  Investments in foreign entities                                                 578,572              198,055
  Nuclear decommissioning trust funds                                             276,216              271,258
  Other                                                                            69,627               59,866
                                                                          ----------------    -----------------
                                                                                2,531,595            1,652,969
                                                                          ----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               261,427              263,610
  Deferred charges and other                                                      196,094              187,084
                                                                          ----------------    -----------------
                                                                                  457,521              450,694
                                                                          ----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $6,877,817           $6,075,683
                                                                          ================    =================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            ALLIANT ENERGY CORPORATION
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                      March 31,
                                                                                        2000            December 31,
CAPITALIZATION AND LIABILITIES                                                      (Unaudited)             1999
--------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 79,000,744 and 78,984,014 shares, respectively                             $790                $790
  Additional paid-in capital                                                            946,033             942,408
  Retained earnings                                                                     557,286             577,464
  Accumulated other comprehensive income                                                913,950             634,903
  Shares acquired for deferred compensation trust - 24,552 shares at
    an average cost of $29.52 per share                                                    (725)                  -
                                                                               -----------------   -----------------
       Total common equity                                                            2,417,334           2,155,565
                                                                               -----------------   -----------------

  Cumulative preferred stock of subsidiaries, net                                       113,677             113,638
  Long-term debt (excluding current portion)                                          2,019,502           1,486,765
                                                                               -----------------   -----------------
                                                                                      4,550,513           3,755,968
                                                                               -----------------   -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                    5,692              54,795
  Variable rate demand bonds                                                             55,100              55,100
  Commercial paper                                                                      300,785             374,673
  Notes payable                                                                              54              50,046
  Capital lease obligations                                                              13,285              13,321
  Accounts payable                                                                      167,275             191,149
  Accrued interest                                                                       38,805              24,818
  Accrued taxes                                                                         105,191              78,825
  Other                                                                                  74,466              90,898
                                                                               -----------------   -----------------
                                                                                        760,653             933,625
                                                                               -----------------   -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   1,197,431           1,018,482
  Accumulated deferred investment tax credits                                            71,647              71,857
  Environmental liabilities                                                              63,839              65,327
  Pension and other benefit obligations                                                  63,181              61,988
  Other                                                                                 170,553             168,436
                                                                               -----------------   -----------------
                                                                                      1,566,651           1,386,090
                                                                               -----------------   -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                 $6,877,817          $6,075,683
                                                                               =================   =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    ALLIANT ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the Three Months Ended March 31,
                                                                          2000                1999
----------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash flows from operating activities:
  Net income                                                            $19,320             $41,744
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                        75,911              73,640
    Amortization of nuclear fuel                                          4,841               5,024
    Amortization of deferred energy efficiency expenditures               7,280               7,930
    Deferred taxes and investment tax credits                           (20,075)             (1,799)
    Refueling outage provision                                            2,421               2,415
    Gain on disposition of assets, net                                  (10,644)             (1,771)
    Contingent interest on indexed senior notes                          39,493                   -
    Other                                                                (4,283)               (299)
  Other changes in assets and liabilities:
    Accounts receivable                                                  16,488               9,774
    Production fuel                                                       6,764               9,743
    Gas stored underground                                               17,218              13,524
    Accounts payable                                                    (23,874)            (40,708)
    Accrued interest                                                     13,987                 311
    Accrued taxes                                                        26,366              21,924
    Benefit obligations and other                                        14,506              28,700
                                                               -----------------   -----------------
       Net cash flows from operating activities                         185,719             170,152
                                                               -----------------   -----------------
----------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                     (39,498)            (38,834)
    Proceeds from issuance of common stock                                  514               8,538
    Net change in Resources' credit facility                             (4,848)             42,995
    Proceeds from issuance of other long-term debt                      510,957              11,994
    Reductions in other long-term debt                                  (51,672)            (62,310)
    Net change in other short-term borrowings                          (119,032)             (2,257)
    Principal payments under capital lease obligations                   (1,882)             (3,369)
    Other                                                               (14,078)                113
                                                               -----------------   -----------------
        Net cash flows from (used for) financing activities             280,461             (43,130)
                                                               -----------------   -----------------
----------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                          (60,447)            (41,638)
       Non-regulated businesses                                        (457,213)            (49,198)
    Nuclear decommissioning trust funds                                 (15,437)            (15,437)
    Proceeds from disposition of assets                                  11,054               3,022
    Shared savings program                                               (5,873)             (4,247)
    Other                                                                (4,433)              2,832
                                                               -----------------   -----------------
       Net cash flows used for investing activities                    (532,349)           (104,666)
                                                               -----------------   -----------------
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments          (66,169)             22,356
                                                               -----------------   -----------------
----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period              113,669              31,827
                                                               -----------------   -----------------
----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                    $47,500             $54,183
                                                               =================   =================
----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                         $25,795             $31,952
                                                               =================   =================
       Income taxes                                                      $3,092              $4,600
                                                               =================   =================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                  $222              $1,414
                                                               =================   =================
----------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    ALLIANT ENERGY CORPORATION

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1. The interim consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IESU, WP&L, IPC, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2000 and 1999, (b) the consolidated financial position at March 31, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Alliant Energy's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows (in thousands):


                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                          2000      1999
                                                         --------  --------
   Net income                                            $19,320   $41,744

     Other comprehensive income:
        Unrealized gains on securities:
          Unrealized holding gains arising during        284,458    75,031
             period, net of tax (1)
          Less:  reclassification adjustment for gains
             included in net income,
             net of tax (2)                               (6,328)       --
                                                         --------  --------
        Net unrealized gains                             278,130    75,031
                                                         --------  --------
        Foreign currency translation adjustments             917      (614)
                                                         --------  --------
            Other comprehensive income                   279,047    74,417
                                                         --------  --------
   Comprehensive income                                  $298,367  $116,161
                                                         ========  ========

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investment in McLeod.

(2) The first quarter 2000 earnings included a pre-tax gain of $10.2 million ($0.08 per share) from the sale of 150,000 shares of McLeod stock held by Alliant Energy. Alliant Energy still held beneficial ownership in approximately 19 million shares of McLeod stock as of March 31, 2000. (The McLeod shares in this note do not reflect McLeod's 3-for-1 stock split effective April 24, 2000).

    IESU and WP&L had no comprehensive income in the periods presented.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below:


                                  ---------------------------------------------
                                          Regulated Domestic Utilities                                       Alliant
                                  ---------------------------------------------    Non-regulated             Energy
                                    Electric      Gas      Other      Total         Businesses    Other   Consolidated
                                  --------------------------------------------------------------------------------------
                                                                     (in thousands)
      Three Months Ended
      March 31, 2000
      --------------
      Operating revenues              $373,622   $130,134  $8,157     $511,913         $109,463     ($526)     $620,850
      Operating income (loss)           63,839     18,850   1,780       84,469            3,943       (22)       88,390
      Net income (loss)                                                 39,067          (16,112)   (3,635)       19,320

      Three Months Ended
      March 31, 1999
      --------------
      Operating revenues              $351,338   $133,684  $9,204     $494,226          $53,199     ($570)     $546,855
      Operating income (loss)           68,615     23,939   2,354       94,908           (1,836)      (85)       92,987
      Net income (loss)                                                 44,767           (1,906)   (1,117)       41,744


    Non-regulated earnings for the three months ended March 31, 2000 included a $24.8 million after-tax non-cash charge to net income to recognize an increase in Alliant Energy's obligation relating to its 30-year exchangeable senior notes issued in February 2000. Resources' (i.e., the non-regulated businesses) assets increased $881 million during the first three months of 2000, primarily due to the increase in market value of its investment in McLeod and Alliant Energy's recent investment in various Brazilian utilities. On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities for a total of approximately $347 million. Intersegment revenues were not material to Alliant Energy's operations.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. At March 31, 2000, Alliant Energy had $579 million of investments in foreign entities on its Consolidated Balance Sheet that primarily included investments in various Brazilian electric utilities, investments in various New Zealand and Australian utility entities, investments in various generation facilities in China and an investment in secured debentures of a development project in Mexico. The Brazil and China investments are accounted for under the equity method and the New Zealand and Australian investments are accounted for under the cost method. The geographic concentration of Alliant Energy's investments in foreign entities at March 31, 2000, included investments of approximately $357 million in Brazil, $138 million in New Zealand and Australia, $69 million in China, $14 million in Mexico and $1 million in other countries.

6. Summary financial information for Resources was as follows (in thousands):

                                      March 31,
                                         2000
                                     -------------
    Current assets                     $96,253
    Non-current assets               2,633,389
    Current liabilities                199,341
    Non-current liabilities            686,209
      (excludes minority interest)
    Minority interest (primarily         7,107
      real estate joint ventures)

    Refer to the "Non-regulated Businesses" column of Note 3 for summary income statement data of Resources. Alliant Energy has not presented separate financial statements for Resources because it is a wholly-owned subsidiary of Alliant Energy and because management has determined that such information is not material to holders of senior notes of Resources. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the senior notes.

7. On February 1, 2000, Resources completed a private placement of $402.5 million of exchangeable senior notes due 2030. The exchangeable senior notes have a stated interest rate of 7.25% through February 15, 2003 and 2.5% thereafter and are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Refer to "Liquidity and Capital Resources - Future Considerations" for a further discussion.

    WP&L issued $100 million of senior unsecured debentures in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

                                                  IES UTILITIES INC.
                                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 For the Three Months Ended March 31,
                                                                                    2000                     1999
----------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Operating revenues:
  Electric utility                                                                   $145,708                $140,017
  Gas utility                                                                          59,429                  61,296
  Steam and other                                                                       6,987                   7,952
                                                                        ----------------------   ---------------------
                                                                                      212,124                 209,265
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                                                  32,639                  26,589
  Purchased power                                                                      13,422                  13,150
  Cost of gas sold                                                                     38,074                  37,912
  Other operation                                                                      43,273                  47,439
  Maintenance                                                                          10,493                   9,904
  Depreciation and amortization                                                        26,850                  25,482
  Taxes other than income taxes                                                        11,875                  12,616
                                                                        ----------------------   ---------------------
                                                                                      176,626                 173,092
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Operating income                                                                       35,498                  36,173
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                     13,011                  13,204
  Allowance for funds used during construction                                           (490)                   (849)
  Miscellaneous, net                                                                   (4,750)                   (857)
                                                                        ----------------------   ---------------------
                                                                                        7,771                  11,498
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                             27,727                  24,675
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Income taxes                                                                           11,616                  10,216
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Net income                                                                             16,111                  14,459
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                           229                     229
                                                                        ----------------------   ---------------------
----------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                   $15,882                 $14,230
                                                                        ======================   =====================
----------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             IES UTILITIES INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                                March 31,
                                                                                  2000            December 31,
ASSETS                                                                        (Unaudited)             1999
--------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $2,208,987          $2,196,895
      Gas                                                                         209,610             207,769
      Steam                                                                        59,931              59,929
      Common                                                                      149,514             147,845
                                                                         -----------------   -----------------
                                                                                2,628,042           2,612,438
    Less - Accumulated depreciation                                             1,339,604           1,311,996
                                                                         -----------------   -----------------
                                                                                1,288,438           1,300,442
    Construction work in progress                                                  44,485              37,572
    Leased nuclear fuel, net of amortization                                       36,150              39,284
                                                                         -----------------   -----------------
                                                                                1,369,073           1,377,298
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,131 and $2,094, respectively                5,444               5,481
                                                                         -----------------   -----------------
                                                                                1,374,517           1,382,779
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               4,760               5,720
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $497 and $824, respectively                                               10,638              14,130
    Associated companies                                                            2,854               5,696
    Other, less allowance for doubtful accounts
      of $989 and $817, respectively                                                9,599              12,864
  Income tax refunds receivable                                                         -               6,007
  Production fuel, at average cost                                                 12,555              12,312
  Materials and supplies, at average cost                                          24,429              24,722
  Gas stored underground, at average cost                                           1,851              11,462
  Adjustment clause balances                                                        3,584              11,099
  Regulatory assets                                                                16,167              18,569
  Prepayments and other                                                             2,891               2,921
                                                                         -----------------   -----------------
                                                                                   89,328             125,502
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             108,583             105,056
  Other                                                                             6,121               6,119
                                                                         -----------------   -----------------
                                                                                  114,704             111,175
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                               117,269             123,031
  Deferred charges and other                                                       12,288              13,321
                                                                         -----------------   -----------------
                                                                                  129,557             136,352
                                                                         -----------------   -----------------

--------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,708,106          $1,755,808
                                                                         =================   =================

--------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                  March 31,
                                                                                    2000               December 31,
CAPITALIZATION AND LIABILITIES                                                   (Unaudited)               1999
--------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   254,177               252,953
                                                                            ------------------     -----------------
    Total common equity                                                               566,646               565,422

  Cumulative preferred stock                                                           18,320                18,320
  Long-term debt (excluding current portion)                                          551,142               551,079
                                                                            ------------------     -----------------
                                                                                    1,136,108             1,134,821
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                    196                51,196
  Capital lease obligations                                                            13,272                13,307
  Notes payable to associated companies                                                72,770                56,946
  Accounts payable                                                                     27,454                41,273
  Accounts payable to associated companies                                             10,068                17,438
  Accrued payroll and vacations                                                         8,162                 7,816
  Accrued interest                                                                     11,923                10,833
  Accrued taxes                                                                        53,482                44,259
  Other                                                                                16,862                15,802
                                                                            ------------------     -----------------
                                                                                      214,189               258,870
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   225,875               225,961
  Accumulated deferred investment tax credits                                          27,191                26,682
  Environmental liabilities                                                            24,905                26,292
  Pension and other benefit obligations                                                27,395                27,734
  Capital lease obligations                                                            22,878                25,977
  Other                                                                                29,565                29,471
                                                                            ------------------     -----------------
                                                                                      357,809               362,117
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,708,106            $1,755,808
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                   IES UTILITIES INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      For the Three Months Ended March 31,
                                                                                               2000                 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Cash flows from operating activities:
  Net income                                                                                 $16,111              $14,459
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                            26,850               25,482
     Amortization of leased nuclear fuel                                                       3,357                3,499
     Amortization of deferred energy efficiency expenditures                                   4,402                6,064
     Deferred taxes and investment tax credits                                                  (258)                (473)
     Refueling outage provision                                                                2,421                2,415
     Other                                                                                       147                  146
  Other changes in assets and liabilities:
     Accounts receivable                                                                       9,599                 (456)
     Gas stored underground                                                                    9,611                6,397
     Accounts payable                                                                        (21,189)             (22,393)
     Accrued taxes                                                                             9,223                9,185
     Adjustment clause balances                                                                7,515                4,809
     Benefit obligations and other                                                             9,053                3,952
                                                                                   ------------------  -------------------
         Net cash flows from operating activities                                             76,842               53,086
                                                                                   ------------------  -------------------

--------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                                          (14,658)             (43,976)
    Dividends payable                                                                              -               (4,840)
    Preferred stock dividends                                                                   (229)                (229)
    Reductions in long-term debt                                                             (51,000)             (50,000)
    Net change in short-term borrowings                                                       15,824                9,694
    Principal payments under capital lease obligations                                        (1,882)              (3,369)
    Other                                                                                          -                   (3)
                                                                                   ------------------  -------------------
      Net cash flows used for financing activities                                           (51,945)             (92,723)
                                                                                   ------------------  -------------------

--------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                        (24,241)             (16,621)
    Nuclear decommissioning trust funds                                                       (1,502)              (1,502)
    Other                                                                                       (114)                 441
                                                                                   ------------------  -------------------
      Net cash flows used for investing activities                                           (25,857)             (17,682)
                                                                                   ------------------  -------------------

--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                                             (960)             (57,319)
                                                                                   ------------------  -------------------

--------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                     5,720               57,904
                                                                                   ------------------  -------------------

--------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                          $4,760                 $585
                                                                                   ==================  ===================

--------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                                                 $10,496              $13,989
                                                                                   ==================  ===================
    Income taxes                                                                               ($528)              $7,334
                                                                                   ==================  ===================
  Noncash investing and financing activities - Capital lease obligations incurred               $222               $1,414
                                                                                   ==================  ===================

--------------------------------------------------------------------------------------------------------------------------

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2000 and 1999, (b) the consolidated financial position at March 31, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, have been made. Because of the seasonal nature of IESU's operations, results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                      Electric      Gas       Other       Total
                                    --------------------------------------------
                                                       (in thousands)
Three Months Ended March 31, 2000
---------------------------------
Operating revenues                   $145,708    $59,429      $6,987    $212,124
Operating income                       26,685      7,413       1,400      35,498
Earnings available for common stock                                       15,882


Three Months Ended March 31, 1999
---------------------------------
Operating revenues                   $140,017    $61,296      $7,952    $209,265
Operating income                       25,337      8,947       1,889      36,173
Earnings available for common stock                                       14,230

                                         WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                            For the Three Months Ended March 31,
                                                                                2000                    1999
---------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Operating revenues:
  Electric utility                                                                   $162,376               $149,944
  Gas utility                                                                          55,286                 51,794
  Water                                                                                 1,170                  1,252
                                                                        ----------------------  ---------------------
                                                                                      218,832                202,990
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                                            23,798                 27,366
  Purchased power                                                                      33,757                 24,000
  Cost of gas sold                                                                     35,329                 31,181
  Other operation                                                                      32,115                 26,108
  Maintenance                                                                          13,750                  9,103
  Depreciation and amortization                                                        32,377                 31,139
  Taxes other than income taxes                                                         7,211                  7,702
                                                                        ----------------------  ---------------------
                                                                                      178,337                156,599
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Operating income                                                                       40,495                 46,391
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                                     10,908                  9,865
  Allowance for funds used during construction                                         (1,062)                  (923)
  Miscellaneous, net                                                                   (4,079)                (4,344)
                                                                        ----------------------  ---------------------
                                                                                        5,767                  4,598
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                             34,728                 41,793
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Income taxes                                                                           12,857                 15,505
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Net income                                                                             21,871                 26,288
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                                           828                    828
                                                                        ----------------------  ---------------------
---------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                                                   $21,043                $25,460
                                                                        ======================  =====================
---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                                 2000             December 31,
ASSETS                                                                       (Unaudited)              1999
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $1,938,668           $1,921,624
      Gas                                                                         262,248              258,132
      Water                                                                        27,858               27,770
      Common                                                                      217,777              218,607
                                                                         -----------------    -----------------
                                                                                2,446,551            2,426,133
    Less - Accumulated depreciation                                             1,297,223            1,266,366
                                                                         -----------------    -----------------
                                                                                1,149,328            1,159,767
    Construction work in progress                                                  69,401               66,784
    Nuclear fuel, net of amortization                                              18,846               15,079
                                                                         -----------------    -----------------
                                                                                1,237,575            1,241,630
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $169 for both periods                            639                  608
                                                                         -----------------    -----------------
                                                                                1,238,214            1,242,238
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                              23,990                3,555
  Accounts receivable:
    Customer                                                                       13,461               22,061
    Associated companies                                                            2,357                5,067
    Other                                                                          11,554               10,984
  Production fuel, at average cost                                                 16,932               20,663
  Materials and supplies, at average cost                                          21,392               20,439
  Gas stored underground, at average cost                                           3,083                8,624
  Prepaid gross receipts tax                                                       15,648               20,864
  Other                                                                             4,261                9,275
                                                                         -----------------    -----------------
                                                                                  112,678              121,532
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             167,633              166,202
  Other                                                                            14,868               15,272
                                                                         -----------------    -----------------
                                                                                  182,501              181,474
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                88,368               82,161
  Deferred charges and other                                                      150,113              138,730
                                                                         -----------------    -----------------
                                                                                  238,481              220,891
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,771,874           $1,766,135
                                                                         =================    =================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   WISCONSIN POWER AND LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                         March 31,
                                                                           2000              December 31,
CAPITALIZATION AND LIABILITIES                                         (Unaudited)               1999
---------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                                  $66,183               $66,183
  Additional paid-in capital                                               229,438               229,438
  Retained earnings                                                        324,519               303,476
                                                                  -----------------     -----------------
    Total common equity                                                    620,140               599,097
                                                                  -----------------     -----------------

  Cumulative preferred stock                                                59,963                59,963
  Long-term debt (excluding current portion)                               514,092               414,673
                                                                  -----------------     -----------------
                                                                         1,194,195             1,073,733
                                                                  -----------------     -----------------

---------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                         1,875                 1,875
  Variable rate demand bonds                                                55,100                55,100
  Notes payable to associated companies                                        633               125,749
  Accounts payable                                                          83,178                88,245
  Accounts payable to associated companies                                  24,008                25,306
  Accrued taxes                                                             20,377                 6,539
  Other                                                                     25,712                23,744
                                                                  -----------------     -----------------
                                                                           210,883               326,558
                                                                  -----------------     -----------------

---------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                        232,699               235,838
  Accumulated deferred investment tax credits                               30,851                31,311
  Customer advances                                                         32,896                34,643
  Environmental liabilities                                                 10,879                10,861
  Other                                                                     59,471                53,191
                                                                  -----------------     -----------------
                                                                           366,796               365,844
                                                                  -----------------     -----------------

---------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                    $1,771,874            $1,766,135
                                                                  =================     =================

---------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           WISCONSIN POWER AND LIGHT COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Three Months Ended March 31,
                                                                                         2000                   1999
------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Cash flows from operating activities:
  Net income                                                                            $21,871                 $26,288
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                       32,377                  31,139
     Amortization of nuclear fuel                                                         1,484                   1,525
     Deferred taxes and investment tax credits                                           (3,224)                 (1,578)
     Other                                                                               (2,854)                 (1,617)
  Other changes in assets and liabilities:
     Accounts receivable                                                                 10,740                   5,529
     Accounts payable                                                                    (6,365)                (17,717)
     Accrued taxes                                                                       13,838                  15,762
     Benefit obligations and other                                                       27,644                  24,287
                                                                           ---------------------  ----------------------
       Net cash flows from operating activities                                          95,511                  83,618
                                                                           ---------------------  ----------------------

------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                                    -                 (14,588)
    Preferred stock dividends                                                              (828)                   (828)
    Proceeds from issuance of long-term debt                                            100,000                       -
    Net change in short-term borrowings                                                (125,116)                (25,697)
    Other                                                                                (1,320)                      -
                                                                           ---------------------  ----------------------
      Net cash flows used for financing activities                                      (27,264)                (41,113)
                                                                           ---------------------  ----------------------

------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                   (26,950)                (18,967)
    Nuclear decommissioning trust funds                                                 (13,935)                (13,935)
    Shared savings program                                                               (6,016)                 (2,519)
    Other                                                                                  (911)                    601
                                                                           ---------------------  ----------------------
      Net cash flows used for investing activities                                      (47,812)                (34,820)
                                                                           ---------------------  ----------------------

------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                      20,435                   7,685
                                                                           ---------------------  ----------------------

------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                3,555                   1,811
                                                                           ---------------------  ----------------------

------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                    $23,990                  $9,496
                                                                           =====================  ======================

------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                                             $7,949                  $8,468
                                                                           =====================  ======================
    Income taxes                                                                         $2,227                   ($357)
                                                                           =====================  ======================

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2000 and 1999, (b) the consolidated financial position at March 31, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the three months ended March 31, 2000 and 1999, have been made. Because of the seasonal nature of WP&L's operations, results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                      Electric      Gas       Other       Total
                                     -------------------------------------------
                                                       (in thousands)
Three Months Ended March 31, 2000
Operating revenues                   $162,376    $55,286      $1,170    $218,832
Operating income                       31,059      9,056         380      40,495
Earnings available for common stock                                       21,043


Three Months Ended March 31, 1999
Operating revenues                   $149,944    $51,794      $1,252    $202,990
Operating income                       35,349     10,577         465      46,391
Earnings available for common stock                                       25,460

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Alliant Energy was formed as the result of a three-way merger involving WPLH, IES and IPC that was completed in April 1998.
The primary first tier subsidiaries of Alliant Energy include:
WP&L, IESU, IPC, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IESU and WP&L (as well as IPC, Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy's, IESU's and WP&L's latest Annual Report on Form 10-K.

                    FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant Energy, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, including issues associated with the deregulation of the utility industry, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, unanticipated issues relating to establishing a transmission company, material changes in the value of Alliant Energy's investment in McLeod, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

                     UTILITY INDUSTRY OUTLOOK

A summary of the current regulatory environment is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1999. Set forth below are several developments relating to such regulatory environment.

Across the nation, approximately half of the states (including Illinois) have passed legislation or issued regulatory rulings granting customers the right to choose their electric energy supplier. Legislation that would allow customers to choose their electric energy supplier was introduced in Iowa in 2000 but was never voted upon. At the federal level, a number of proposals to restructure the electric industry are currently under consideration. However, there continues to be a lack of consensus over how restructuring should be implemented and how much control the federal government should have over this process. Until one of the proposals gains significant bipartisan support, Alliant Energy believes there is unlikely to be final federal action to either facilitate or force states to open electricity markets to competition.

"Reliability 2000" legislation was enacted in Wisconsin in 1999.
This legislation included, among other items, the formation of a

Wisconsin transmission company for those Wisconsin utility holding companies who elect to take advantage of the new asset cap law. WP&L currently expects to transfer its transmission assets to the transmission company (American Transmission Company, or ATC) and it is expected that the net book value of such assets will become the new carrying value within ATC, resulting in no gain or loss for WP&L. The PSCW has not yet determined the exact scope of the assets that must be transferred to the ATC. A final ruling on such matter is expected in June 2000.

WP&L does not expect this transfer to result in a significant impact on its financial condition or results of operations because it believes the FERC will allow WP&L to earn a return on the contributed assets comparable to the return currently allowed by the PSCW and FERC. WP&L will not be able to determine its exact ownership percentage in ATC until it is known which entities will participate in ATC, and the valuation of the assets each participant contributes is completed. However, WP&L expects its ownership interest to exceed 20%, but be less than 50%. As a result, WP&L expects to account for its investment in ATC under the equity method. It is currently anticipated that ATC's dividend policy will support a return of a significant portion of these earnings to the participants. ATC will realize its revenues from the provision of transmission services to both participants in the ATC as well as nonparticipants. ATC is expected to begin operations on January 1, 2001.

In December 1999, FERC issued Order 2000 which outlines requirements for utilities to voluntarily turn over operational control of their transmission system to a regional entity.
FERC's timeline is to have the RTOs in operation by the end of 2001. Alliant Energy's current plans to contribute its Wisconsin transmission assets to ATC, in exchange for an equity interest, and to participate in the Midwest ISO are expected to comply with the provisions of Order 2000. In March 2000, FERC approved Alliant Energy's membership in the Midwest ISO as well as WP&L's transfer of its transmission assets.

Each of the utilities complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility subsidiaries' operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility subsidiary would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. The utility subsidiaries believe they currently meet the requirements of SFAS 71 and will continue to monitor and assess this as the various utility industry restructuring initiatives progress.

               ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Alliant Energy reported net income of $19.3 million, or $0.24 per share (basic and diluted), for the first quarter of 2000, compared to net income of $41.7 million, or $0.54 per share (basic and diluted), for the first quarter of 1999. The first quarter 2000 earnings included a $24.8 million, or $0.31 per share, non-cash charge to net income to recognize an increase in Alliant Energy's obligation relating to its 30-year exchangeable senior notes issued in February. Refer to "Interest Expense and Other" and "Liquidity and Capital Resources - Future Considerations" for a further discussion of the $24.8 million non-cash charge.

Alliant Energy's increase in earnings, excluding the non-cash charge, was due to several factors, including: a pre-tax gain of $10.2 million realized from the sale of 150,000 shares of Alliant Energy's investment in McLeod; increased earnings from Alliant Energy's oil and gas and industrial services businesses; and income realized from settlement of a utility tax issue. These items were partially offset by: higher utility operating expenses, largely due to scheduled outages at several generating plants and higher energy conservation expenses; the impact of milder weather conditions in the first quarter of 2000 compared to the comparable period in 1999; and increased interest expense to fund Alliant Energy's strategic growth initiatives.

First quarter 2000 utility earnings were $39.1 million ($0.49 per share) compared to $44.8 million ($0.57 per share) for the same period in 1999. The decrease resulted primarily from higher operation and maintenance expenses ($0.08 per share), lower natural gas margins ($0.03 per share) and higher depreciation expense ($0.02 per share). These items were offset partially by interest income realized from a tax settlement ($0.03 per share) and a higher electric margin ($0.02 per share).

The higher operation and maintenance expenses were due to costs associated with scheduled outages at several generating plants, higher energy conservation expenses and increased nuclear operating expenses. Alliant Energy estimates that the milder weather conditions resulted in lower earnings of approximately $0.06 per share ($0.03 electric; $0.03 gas) in the first quarter of 2000 compared to the comparable period in 1999. The higher overall electric margin was due to a rate recovery adjustment implemented at WP&L in March 1999 to recover higher purchased-power and transmission costs as well as increased sales to retail customers due to continued economic strength in Alliant Energy's utility service territory. These items were offset partially by continued higher purchased power costs at WP&L.

Resources reported a net loss of $16.1 million, or ($0.20) per share, in the first quarter of 2000, which included the $24.8 million ($0.31 per share) non-cash charge related to the senior notes issued in February. Resources reported a net loss of $1.9 million, or ($0.02) per share, for the first quarter of 1999.

The increase in non-regulated earnings, excluding the non-cash charge, was substantially due to the gain realized on the sale of the McLeod shares ($0.08 per share) and the increased earnings from Alliant Energy's oil and gas ($0.06 per share) and industrial services ($0.02 per share) businesses. These items were offset partially by higher net interest expense ($0.03 per share) to fund strategic growth initiatives, including the recent $347 million investment in several Brazilian electric utilities. Refer to "Liquidity and Capital Resources - Future Considerations" for a further discussion of the Brazilian investments.

Electric Utility Operations - Electric margins and MWH sales for
---------------------------
Alliant Energy for the three months ended March 31 were as follows:

                                 Revenues and Costs                     MWHs Sold
                                  (in thousands)                     (in thousands)
                              ------------------------           ----------------------
                                  2000         1999     Change      2000        1999      Change
                              ------------ ----------- --------  ----------  ----------  -------
Residential                      $134,995    $130,280     4%        1,821       1,810       1%

Commercial                         77,850      72,023     8%        1,278       1,244       3%

Industrial                        111,544     102,601     9%        3,120       3,076       1%
                              ------------ -----------           ----------  ----------
  Total from ultimate customers   324,389     304,904     6%        6,219       6,130       1%

Sales for resale                   33,894      36,214    (6%)       1,205       1,345     (10%)

Other                              15,339      10,220    50%           48          41      17%
                              ------------ -----------           ----------  ----------
  Total revenues/sales            373,622     351,338     6%        7,472       7,516      (1%)
                                                                 ==========  ==========
Electric production fuels
  expense                          65,545      61,309     7%
Purchased power expense
                                   62,345      52,065    20%
                              ------------ -----------
   Margin                        $245,732    $237,964     3%
                              ============ ===========

Electric margin increased $7.8 million, or 3%, for the first quarter of 2000, compared with the same period in 1999. The increase was primarily due to a $15 million rate recovery adjustment implemented at WP&L in March 1999 to recover higher purchased-power and transmission costs, an increase in sales to retail customers due to continued economic strength in Alliant Energy's service territory and higher other revenues primarily due to WP&L conservation programs for which WP&L receives a return on its invested capital. Higher purchased-power costs and the impact of milder weather conditions partially offset these items.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for Alliant
----------------------
Energy for the three months ended March 31 were as follows:

                                Revenues and Costs                 Dekatherms Sold
                                  (in thousands)                    (in thousands)
                              ------------------------           ---------------------
                                 2000         1999     Change      2000       1999      Change
                              ------------ ----------- --------  ---------- ----------  -------
Residential                       $79,611     $82,439     (3%)     13,073     14,836     (12%)
Commercial                         39,570      39,159      1%       7,776      8,559      (9%)
Industrial                          6,834       6,767      1%       1,688      1,919     (12%)
Transportation/other                4,119       5,319    (23%)     12,398     14,609     (15%)
                              ------------ -----------           ---------- ----------
  Total revenues/sales            130,134     133,684     (3%)      34,935     39,923    (12%)
                                                                 ========== ==========
Cost of gas sold                   82,113      81,343      1%
                              ------------ -----------
   Margin                         $48,021     $52,341     (8%)
                              ============ ===========

Gas margin decreased $4.3 million, or 8%, for the first quarter of 2000, compared with the same period in 1999, primarily due to reduced natural gas sales due to milder weather.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Non-regulated and other
--------------------------------
revenues for the three months ended March 31 were as follows (in thousands):
                           2000      1999
                         --------  --------
ISCO                     $80,221   $29,407
Oil and gas (Whiting)     19,195    12,833
Steam                      7,340     8,262
Transportation             4,788     5,224
Other                      5,550     6,107
                        --------- ---------
                        $117,094   $61,833
                        ========  =========

ISCO revenues increased significantly in the first quarter of 2000, compared with the same period in 1999, primarily due to the second quarter 1999 acquisition of an oil gathering and transportation business in Texas. Oil and gas revenues increased due to higher oil and gas prices, partially offset by reduced gas volumes.

Other Operating  Expenses - Other operation  expenses for the three
--------------------------
months ended March 31 were as follows (in thousands):

                                  2000          1999
                              ------------   ----------
Utility - IESU / WP&L / IPC      $93,860       $87,829
ISCO                              76,183        26,443
Oil and gas (Whiting)              7,349         7,534
Transportation                     2,363         1,984
Other                              6,782         6,575
                              ------------   ----------
                                $186,537       $130,365
                              ============   ==========


Other operation expenses at the utility subsidiaries increased $6 million in the first quarter of 2000, compared with the same period in 1999, primarily due to higher energy conservation, nuclear operating and transmission and distribution expenses. These items were partially offset by expenses incurred in 1999 relating to Alliant Energy's Year 2000 readiness program. Other operation expenses at ISCO increased $50 million in the first quarter of 2000, compared with the same period in 1999, primarily due to expenses associated with the acquisition of the oil gathering and transportation business.

Maintenance expenses increased $6.1 million primarily due to costs associated with scheduled outages at several of Alliant
Energy's generating plants and increased transmission and distribution maintenance expenses.

Depreciation and amortization expense increased $2.3 million in the first quarter of 2000, compared with the same period in 1999, primarily as a result of utility property additions.

Interest Expense and Other - Interest expense increased $7.2
--------------------------
million in the first quarter of 2000, compared with the same period in 1999, primarily due to higher utility and non-regulated borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' $347 million investment in several Brazilian electric utilities in January 2000.

Alliant Energy recorded $39.5 million of contingent interest on indexed senior notes in the first quarter of 2000 to recognize an increase in Alliant Energy's obligation relating to Resources' issuance of $402.5 million of exchangeable 30-year senior notes in February. The amount payable upon maturity of the notes is generally the higher of: a) the original principal amount, as adjusted for any accrued interest or distributions on the common stock of McLeod; or, b) the current market value of the shares of McLeod stock attributable to the exchangeable senior notes.

Specific accounting principles govern the exchangeable senior notes. Due to the exchange feature of the senior notes, any increase in the value of McLeod stock above $77.23 per share results in a corresponding increase in Alliant Energy's obligation under the senior notes. Current accounting principles do not allow the increases in market value of Alliant Energy's McLeod holdings to be reflected in earnings, but require a charge against earnings to reflect the corresponding increase in Alliant Energy's obligation under the senior notes. The closing price of the McLeod stock at March 31, 2000 was $84.81; thus, the senior notes were reported at approximately $442 million at March 31, 2000. The non-cash charge recorded as a result of this increase did not impact earnings from operations nor will it impact Alliant Energy's ability to pay dividends. If the McLeod stock price closes below $84.81 per share on June 30, 2000, Alliant Energy in the second quarter will reverse the proportionate share of the non-cash charge recorded in the first quarter. (The McLeod stock prices in this paragraph do not reflect McLeod's 3-for-1 stock split that was effective April 24, 2000). Refer to "Liquidity and Capital Resources - Future Considerations" for a further discussion.

Alliant Energy sold 150,000 shares of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million (the 150,000 shares have not been adjusted for the 3-for-1 stock split).

Miscellaneous, net income increased $6.4 million for the first quarter of 2000, compared with the same period in 1999, primarily due to increased interest income, including $4.1 million realized from a tax settlement at IESU.

Income Taxes - Income tax expense  decreased  $12.4 million for the
------------
first quarter of 2000, compared with the same period in 1999, primarily due to lower taxable income. The effective income tax rates for the first quarter of 2000 and 1999 were 37.2% and 36.4%, respectively.

                    IESU RESULTS OF OPERATIONS

Overview - IESU's earnings available for common stock increased
---------
$1.7 million for the first quarter of 2000, compared with the same period in 1999. The increased earnings for 2000 were primarily due to reduced other operation expenses and income realized from settlement of a tax issue. Lower electric and gas margins partially offset these items.

Electric Utility Operations - Electric margins and MWH sales for
---------------------------
IESU for the three months ended March 31 were as follows:

                                 Revenues and Costs                    MWHs Sold
                                   (in thousands)                    (in thousands)
                              ------------------------           ---------------------
                                 2000         1999     Change      2000       1999      Change
                              ------------ ----------- --------  ---------- ----------  -------
Residential                       $54,942     $54,353       1%        684        693       (1%)
Commercial                         40,226      38,548       4%        632        628        1%
Industrial                         42,205      37,882      11%      1,214      1,182        3%
                              ------------ -----------           ---------- ----------
 Total from ultimate customers    137,373     130,783       5%      2,530      2,503        1%
Sales for resale                    5,203       6,353     (18%)       247        341      (28%)
Other                               3,132       2,881       9%         10         10        --
                              ------------ -----------           ---------- ----------
    Total revenues/sales          145,708     140,017       4%      2,787      2,854       (2%)
                                                                 ========== ==========
Electric production fuels
  expense                          28,912      22,494      29%
Purchased power expense            13,422      13,150       2%
                              ------------ -----------
   Margin                        $103,374    $104,373      (1%)
                              ============ ===========

Electric margin decreased $1.0 million, or 1%, for the first quarter of 2000, compared with the same period in 1999. The decrease was primarily due to reduced recoveries of approximately $2.5 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs and the impact of milder weather conditions. Economic growth in the service territory and reduced purchased-power capacity costs partially offset these items. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation expense).

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for IESU for
-----------------------
the three months ended March 31 were as follows:


                                 Revenues and Costs                 Dekatherms Sold
                                  (in thousands)                    (in thousands)
                              ------------------------           ---------------------
                                 2000         1999     Change      2000       1999      Change
                              ------------ ----------- --------  ---------- ----------  -------
Residential                       $37,214     $39,161     (5%)       6,055      6,855    (12%)
Commercial                         17,702      17,970     (1%)       3,472      3,889    (11%)
Industrial                          3,101       2,803     11%          811        873     (7%)
Transportation/other                1,412       1,362      4%        2,919      3,195     (9%)
                              ------------ -----------            ---------- ----------
  Total revenues/sales              59,429      61,296    (3%)      13,257     14,812    (10%)
                                                                 ========== ==========
Cost of gas sold                    38,074      37,912     --
                              ------------ -----------
  Margin                           $21,355     $23,384    (9%)
                              ============ ===========

Gas margin decreased $2.0 million, or 9%, for the first quarter of 2000, compared with the same period in 1999, primarily due to reduced natural gas sales due to milder weather.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - IESU's other operation expenses
-------------------------
decreased $4.2 million in the first quarter of 2000, compared with the same period in 1999, primarily due to a $2.6 million decrease in energy efficiency expenses, expenses incurred in 1999 on IESU's Year 2000 readiness efforts and lower employee benefits costs. Higher nuclear operating expenses partially offset these items.

Interest Expense and Other - Miscellaneous, net income increased
--------------------------
$3.9 million in the first quarter of 2000, compared with the same period in 1999, primarily due to $4.1 million of interest income realized from a tax settlement.

Income Taxes - IESU's income tax expense increased $1.4 million
------------
for the first quarter of 2000, compared with the same period in 1999, primarily due to higher taxable income. The effective income tax rates were 41.9% and 41.4% in the first quarter of 2000 and 1999, respectively.

                    WP&L RESULTS OF OPERATIONS

Overview - WP&L's earnings available for common stock decreased
---------
$4.4 million for the first quarter of 2000, compared with the same period in 1999, primarily due to higher other operation and maintenance expenses, partially offset by a higher electric margin.

Electric Utility Operations - Electric margins and MWH sales for
----------------------------
WP&L for the three months ended March 31 were as follows:

                                  Revenues and Costs                    MWHs Sold
                                   (in thousands)                    (in thousands)
                              ------------------------           ---------------------
                                 2000         1999     Change      2000       1999      Change
                              ------------ ----------- --------  ---------- ----------  -------
Residential                       $57,546     $53,889       7%         838        801       5%
Commercial                         29,695      27,016      10%         503        465       8%
Industrial                         41,270      39,599       4%       1,127      1,087       4%
                              ------------ -----------           ---------- ----------
 Total from ultimate customers    128,511     120,504       7%       2,468      2,353       5%
Sales for resale                   24,957      24,929      --          789        813      (3%)
Other                               8,908       4,511      97%          21         15      40%
                              ------------ -----------            ---------- ----------
 Total revenues/sales             162,376     149,944       8%       3,278      3,181       3%
                                                                 ========== ==========
Electric production fuels
   expense                         23,798      27,366     (13%)
Purchased power expense            33,757      24,000      41%
                              ------------ -----------
 Margin                          $104,821     $98,578       6%
                              ============ ===========

Electric margin increased $6.2 million, or 6%, for the first quarter of 2000, compared with the same period in 1999. The increase was primarily due to a $15 million rate recovery adjustment implemented in March 1999 to recover higher purchased-power and transmission costs, a 5% increase in sales to retail customers primarily due to continued economic strength in the service territory and higher other revenues due to conservation programs for which WP&L receives a return on its invested capital. Higher purchased-power costs and the impact of milder weather conditions partially offset these items. Refer to "Liquidity and Capital Resources - Rates and Regulatory Matters" for a discussion of a rate filing WP&L made to request recovery of its increased purchased power and transmission costs.

Gas Utility Operations - Gas margins and Dth sales for WP&L for
-----------------------
the three months ended March 31 were as follows:

                                Revenues and Costs                 Dekatherms Sold
                                  (in thousands)                    (in thousands)
                              ------------------------           ---------------------
                                 2000         1999     Change      2000       1999      Change
                              ------------ ----------- --------  ---------- ----------  -------
Residential                       $33,013     $31,260       6%       5,293      5,857    (10%)
Commercial                         17,306      15,100      15%       3,350      3,493     (4%)
Industrial                          2,732       2,504       9%         587        659    (11%)
Transportation/other                2,235       2,930     (24%)      4,069      4,043      1%
                              ------------ -----------           ---------- ----------
  Total revenues/sales             55,286      51,794       7%      13,299     14,052     (5%)
                                                                 ========== ==========
Cost of gas sold                   35,329      31,181      13%
                              ------------ -----------
   Margin                         $19,957     $20,613      (3%)
                              ============ ===========

Gas margin decreased $0.7 million, or 3%, for the first quarter of 2000, compared with the same period in 1999, primarily due to reduced natural gas sales resulting from milder weather.

Other Operating Expenses - Other operation expenses increased
-------------------------
$6.0 million for the first quarter of 2000, compared with the same period in 1999, due to higher energy conservation, nuclear operating and transmission and distribution expenses.

Maintenance expenses increased $4.6 million for the first quarter of 2000 compared with the first quarter of 1999 primarily due to costs associated with scheduled outages at several generating plants and higher transmission and distribution maintenance expenses.

Interest Expense and Other - Interest expense increased $1.0
--------------------------
million for the first quarter of 2000, compared with the same period in 1999, primarily due to additional debt outstanding in the first quarter of 2000.

Income Taxes - WP&L's income tax expense decreased $2.6 million
------------
for the first quarter of 2000, compared with the same period in 1999, due to lower taxable income. The effective income tax rates were 37.0% and 37.1% in the first quarter of 2000 and 1999, respectively.

                  LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy increased $16 million for the first quarter of 2000, compared with the same period in 1999, primarily due to changes in working capital.
Cash flows from financing activities increased $324 million for the first quarter of 2000, compared with the same period in 1999, primarily as a result of changes in the amount of debt outstanding. Cash flows used for investing activities increased $428 million for the first quarter of 2000, compared with the same period in 1999, due to increased levels of construction and acquisition expenditures primarily in the non-regulated businesses.

Cash flows from operating activities at IESU increased $24 million for the first quarter of 2000, compared with the same period in 1999, primarily due to changes in working capital.
Cash flows used for financing activities decreased $41 million for the first quarter of 2000, compared with the same period in 1999, due to decreased common stock dividends in 2000. The dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. Cash flows used for investing activities increased $8 million for the first quarter of 2000, compared with the same period in 1999, due to increased levels of construction expenditures.

Cash flows from operating activities at WP&L increased $12 million for the first quarter of 2000, compared with the same period in 1999, primarily due to changes in working capital.
Cash flows used for financing activities decreased $14 million for the first quarter of 2000, compared with the same period in 1999, as WP&L did not declare a common stock dividend in the first quarter of 2000 as part of its management of its capital structure. Cash flows used for investing activities increased $13 million for the first quarter of 2000, compared with the same period in 1999, primarily due to increased levels of construction expenditures.

Future Considerations
On February 1, 2000, Resources completed a private placement of $402.5 million of exchangeable senior notes due 2030. The exchangeable senior notes have a stated interest rate of 7.25% through February 15, 2003 and 2.5% thereafter and are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Alliant Energy has agreed to fully and unconditionally guarantee the payment of principal and interest on the exchangeable senior notes.

The exchangeable senior notes have certain accounting consequences for Alliant Energy that affect reported earnings. Alliant Energy records its investment in McLeod stock at its fair value, with changes in fair value, net of income tax effects, recorded directly to the common equity section of the Consolidated Balance Sheets as a component of "Accumulated other comprehensive income." Any such changes in fair value are reflected in current earnings only at the time they are actually realized through a sale. However, applicable accounting rules require Alliant Energy to record in its Consolidated Statements of Income any increase or decrease in the settlement value (i.e., the amount payable upon maturity) of the exchangeable senior notes that results from changes in the market value of McLeod stock. The settlement value of the exchangeable senior notes at any point in time is generally (assuming no deferrals of interest payments) the higher of: (a) the original principal amount plus accrued interest less cash dividends or other distributions on the McLeod stock; or (b) the current market value of the shares of McLeod stock attributable to the exchangeable senior notes. Accordingly, any increase or decrease in the settlement value of the exchangeable senior notes will be recorded as subtractions from, or additions to, Alliant Energy's reported net income as "contingent interest on indexed senior notes."

The market price of the McLeod stock has been volatile and has fluctuated over a wide range since McLeod's initial public offering. A significant increase in the market value of McLeod stock would significantly decrease Alliant Energy's reported net income. Similarly, a significant decrease in the market value of McLeod stock would significantly increase Alliant Energy's reported net income, subject to the condition that the settlement value of the exchangeable senior notes will not be reduced below the original principal amount plus accrued interest less cash dividends or other distributions on the McLeod stock. These increases and decreases in reported income in Alliant Energy's Consolidated Statements of Income will be non-cash in nature and will be reflected on Alliant Energy's Consolidated Balance Sheets as increases and decreases in long-term debt. Alliant Energy would recognize a non-cash charge to net income of approximately $3.3 million for each $1/share increase in McLeod's stock price above $77.23/share as relates to the 5.2 million shares of McLeod stock attributable to the exchangeable senior notes. (McLeod stock price and share information set forth herein are not adjusted for McLeod's 3-for-1 stock split effective April 24,
2000). Refer to "Alliant Energy Results of Operations - Interest Expense and Other" for a discussion of a non-cash charge Alliant Energy recorded in the first quarter of 2000. This impact on earnings is expected to be mitigated somewhat once Alliant Energy adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Refer to "Other Matters - Accounting Pronouncements" for a further discussion.

On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million. As part of this investment, Resources acquired a 49.1% ownership interest in Companhia Forca e Luz Cataguazes-Leopoldina (Cataguazes), an electric utility. Cataguazes owns a majority stake in CENF, another electric utility company, as well as a majority interest in Energisa S.A., an energy development company. As part of the same investment, Resources directly acquired a 45.6% interest in Energisa S.A. itself, which holds majority stakes in two regulated utilities (Energipe and Celb). As part owner of Cataguazes, Resources will hold both indirect and direct interests in Energisa S.A. The investment is anticipated to dilute Alliant Energy's earnings per share by approximately 3% in 2000, with positive contributions to earnings expected in subsequent years. Resources, through its wholly owned subsidiary, International, initially financed the Brazil investment with cash made available through the internal transfer of existing non-regulated corporate assets. Resources has entered into a shareholders agreement with the Brazilian companies, which would allow it to name two directors to the boards of each company and its subsidiaries. The agreement will also provide Resources with a role in selecting each company's management team, along with voting rights relating to critical issues at the Brazilian companies and their subsidiaries. The investment will be accounted for under the equity method.

As a result of a sale by Whiting of its interest in an offshore oil and gas production property in the fourth quarter of 1999, Whiting has a potential gain contingency of $500,000 relating to the sale that will be resolved in the fourth quarter of 2000. Such gain contingency has not yet been recognized in income.

Financing and Capital Structure
WP&L issued $100 million of senior unsecured debentures in March
2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

Refer to "Liquidity and Capital Resources - Future
Considerations" for a discussion of $402.5 million of exchangeable senior notes issued by Resources in February 2000.

Capital Requirements
Refer to the "Other Matters - Environmental" section for a discussion of various issues impacting Alliant Energy's future capital requirements.

Rates and Regulatory Matters
In February and April of 2000, the OCA requested certain financial information related to the electric utility operations within the state of Iowa from IESU and IPC, respectively. IESU has responded to its data requests and IPC is in the process of preparing its responses. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU and/or IPC in Iowa.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. If WP&L's earnings exceed its authorized return on equity, the incremental revenues collected causing the excessive return are subject to refund. WP&L does not believe any revenues collected to-date are subject to refund. In December 1999, WP&L requested a $26 million retail electric rate increase to reflect higher purchased power and transmission costs. Effective May 5, 2000, the PSCW granted WP&L a $16.5 million annual retail electric rate increase.

In April 2000, the intervenors who had appealed the PSCW's order to grant WP&L rate recovery of $6.3 million of it Year 2000 program expenditures withdrew their appeal. WP&L began recovering such costs in May 2000.

                           OTHER MATTERS

Labor Issues
The collective bargaining agreements at Alliant Energy cover approximately 52% of all Alliant Energy employees. In the first quarter of 2000, two agreements that had expired in 1999 were ratified and the parties have reached tentative agreement on the remaining three agreements that had expired in 1999. Once these three agreements are ratified, all expired agreements will be renewed and there are no significant agreements expiring in 2000.

Market Risk Sensitive Instruments and Positions
Alliant Energy's primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Alliant Energy's market risks have not changed materially from the market risks reported in the 1999 Form 10-K, except as noted below.

Equity Price Risk - At March 31, 2000 and December 31, 1999,
-----------------
Alliant Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $1,607 million and $1,124 million, respectively. A 10% increase (decrease) in the quoted market price at March 31, 2000 and December 31, 1999 would have increased (decreased) the value of the investment by approximately $161 million and $112 million, respectively.

Currency Risk - Alliant Energy has investments in various
--------------
countries where the net investments are not hedged, including Australia, Brazil, China, New Zealand, and Singapore. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At March 31, 2000 and December 31, 1999, Alliant Energy had a cumulative foreign currency translation loss of $8.7 million and $9.6 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets. Based on Alliant Energy's investments at March 31, 2000 and December 31, 1999, a 10% sustained increase/decrease over the next twelve months in the foreign exchange rates of Australia, Brazil, China, New Zealand and Singapore would decrease/increase the cumulative foreign currency translation loss by $54.5 million and $17.2 million, respectively. The significant increase in the March 31 amount is primarily due to Resources' $347 million investment in Brazil in January 2000.

Accounting Pronouncements

In June 1998, the FASB issued SFAS 133. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (effective dates noted are as amended by SFAS 137). Alliant Energy has organized a cross-functional project team to assist in implementing SFAS 133. The team consists of both Alliant Energy employees and a consultant that has been engaged to support the project. The team has substantially completed Alliant Energy's inventory of financial instruments, commodity contracts and other commitments for the purpose of identifying and assessing all of Alliant Energy's derivatives and has begun the process of estimating the fair value of the derivatives, designating certain derivatives as hedges and assessing the effectiveness of those derivatives designated as hedges. Although all effects of implementing
SFAS 133 have not yet been quantified, it could increase volatility in earnings and other comprehensive income. However, earnings volatility related to Resources' exchangeable senior notes is expected to decrease subsequent to the adoption of SFAS 133.

SFAS 133 will require Alliant Energy to split the value of Resources' exchangeable senior notes into a debt component and a derivative component. Any changes in the fair value of the derivative component subsequent to the SFAS 133 adoption date will be reflected as an increase or decrease in Alliant Energy's reported net income. At the date of initial adoption, SFAS 133 provides Alliant Energy a one-time ability to transfer any of Alliant Energy's available-for-sale securities to the trading category. Alliant Energy expects to transfer approximately 25% of its shares of McLeod stock to trading upon adoption of SFAS
133. As a result, Alliant Energy expects to report a significant gain from the one-time transfer of these McLeod shares to trading; the amount of the gain cannot be determined until the adoption date as it will be based on the value of McLeod stock at such time. The gain recognized will be based on the appreciation in the shares transferred, which is currently recognized as a component of "Accumulated other comprehensive income" on Alliant Energy's Consolidated Balance Sheets.

Changes subsequent to the SFAS 133 adoption date in the fair value of the shares of McLeod stock transferred to trading will be reflected as an increase or decrease in Alliant Energy's reported net income and are expected to at least partially offset changes in the fair value of the derivative component of the exchangeable senior notes. However, there may be periods with significant non-cash increases or decreases to Alliant Energy's net income pertaining to the exchangeable senior notes and the shares of McLeod stock classified as trading. At the date of initial adoption, Alliant Energy will also recognize a one-time increase or decrease to income to reflect the cumulative effect of a change in accounting principle for the difference between
(a) the current fair value of the derivative component plus the carrying amount of the debt component, and (b) the carrying amount of the exchangeable senior notes under current accounting principles. This amount cannot be determined until the adoption date.

Alliant Energy has certain fixed price commodity contracts for the future purchase or sale of natural gas, coal and oil that meet the derivative criteria in the Statement. Alliant Energy also has other financial derivative contracts it uses in both its utility and non-regulated activities. Alliant Energy intends to designate these contracts as hedges of the underlying purchases or sales and will record derivative assets and liabilities on its balance sheet based on the fair value of the contracts at the adoption date. Such amounts will be substantially offset by an amount that will be recorded in 'Accumulated other comprehensive
income" on Alliant Energy's Consolidated Balance Sheets.   The
fair values will fluctuate over time due to changes in the underlying commodity prices.

Alliant Energy is analyzing various alternatives relating to the possible early adoption of SFAS 133 in 2000. SFAS 133 may only be adopted on the first day of any quarter prior to the required adoption date (i.e., January 1, 2001 for Alliant Energy).

Environmental
A summary of Alliant Energy's environmental issues is included in the Form 10-K, filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1999. Set forth below are several developments relating to Alliant Energy's environmental issues.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air Act Acid Rain permit and CEMS. IPC has informed its environmental regulators and has installed the CEMS and obtained the permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, the EPA determined that Lansing units 1 and 2 are affected units. Therefore, in the third quarter of 1999, IPC installed the CEMS at both of these facilities and in December 1999 IPC submitted its certification to the EPA for the Lansing facility. IPC received a settlement offer from the EPA, dated December 3, 1999, to settle the matter for $550,000. IPC has since responded with a counteroffer, and the parties have reached an agreement in principle which contemplates a civil penalty payment and the performance of a supplemental environmental project with a combined value of approximately $400,000. IPC has established the necessary liability for the expected settlement obligation relating to this issue.

Power Supply
Alliant Energy transferred its IESU and IPC regional reliability membership from the MAPP reliability region to the MAIN region effective in May 2000. Given WP&L is already a member of MAIN, this will give Alliant Energy additional operating flexibility and will eliminate duplicate reporting requirements. Alliant Energy will continue to participate in the MAPP Regional Transmission Committee and the MAPP Power and Energy Market Committee.

On April 25, 2000, Alliant Energy issued a request for proposal
(RFP) for a contract to construct a 500-600 megawatt power plant in Wisconsin. The construction of the facility will assist Alliant Energy in meeting its growing demands for electricity, will enable Alliant Energy to place a greater reliance on internal generation versus purchased power and will also help Alliant Energy maintain the required 18% reserve margin in Wisconsin. The proposed timeline includes proposals due in June 2000 and construction beginning in the second quarter of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2. MD&A "Other Matters - Market Risk
Sensitive Instruments and Positions."

                    PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The following Exhibits are filed herewith or
--------------
incorporated herein by reference. Documents indicated by an asterisk (*) are incorporated herein by reference.

   3.1* Bylaws of Alliant Energy, as amended, effective as of March 15, 2000 (incorporated by reference to Exhibit 3.2 to Alliant Energy's Form 10-K for the year 1999)

   3.2* Bylaws of WP&L, as amended, effective as of March 15, 2000 (incorporated by reference to Exhibit 3.4 to WP&L's Form 10-K for the year 1999)

   3.3* Bylaws of IESU, as amended, effective as of March 15, 2000 (incorporated by reference to Exhibit 3.6 to IESU's Form 10-K for the year 1999)

   4.1*      Officers' Certificate, dated as of March 1, 2000,
          creating WP&L's 7-5/8% debentures due March 1, 2010
          (incorporated by reference to Exhibit 4 to WP&L's Form
          8-K, dated March 1, 2000)

   4.2* Indenture, relating to Resources' debt securities, dated as of November 4, 1999, among Resources, Alliant Energy, as Guarantor, and Firstar Bank, N.A., as Trustee, (incorporated by reference to Exhibit 4.1 to Resources' and Alliant Energy's Registration Statement on Form S-4 (Registration No. 333-92859), and the indentures supplemental thereto dated, respectively, November 4, 1999 and February 1, 2000 (Exhibit 4.2 in File No. 33-92859 and Exhibit 99.4 in Alliant Energy's Form 8-K dated February 1, 2000)

   4.3* Registration Rights Agreement, related to Resources' exchangeable senior notes due 2030, dated as of February 1, 2000, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.5 to Alliant Energy's Form 8-K dated February 1, 2000)

   4.4* Purchase Agreement, relating to Resources' exchangeable senior notes due 2030, dated as of January 26, 1999, among Resources, Alliant Energy and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.2 to Alliant Energy's Form 8-K dated February 1, 2000)

   10.1   Supplemental Retirement Agreement

   10.2   Third Amended and Restated November 1998 Stockholders'
          Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

   10.3   Third Amended and Restated January 1999 Stockholders'
          Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod

   27.1 Financial Data Schedule for Alliant Energy Corporation at and for the period ended March 31, 2000

   27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended March 31, 2000

   27.3   Financial Data Schedule for Wisconsin Power and Light
          Company at and for the period ended March 31, 2000

(b) Reports on Form 8-K:
------------------------

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated January 25, 2000, as amended by Alliant Energy's Current Report on Form 8-K/A dated January 25, 2000, reporting (under Item 5) that on January 25, 2000, Alliant Energy issued a press release announcing that Resources agreed to acquire a significant stake in four Brazilian electric utilities.

Alliant Energy filed a Current Report on Form 8-K, dated January 26, 2000, reporting (under Item 5) that on January 26, 2000, Alliant Energy issued a press release pursuant to Rule 135c under the Securities Act of 1933 announcing certain proposed unregistered offerings. The press release announces that Resources intends to offer approximately $350 million aggregate principal amount of exchangeable senior notes due 2030 in a private placement in accordance with Rule 144A under the Securities Act of 1933.

Alliant Energy filed a Current Report on Form 8-K, dated February 1, 2000, reporting (under Item 5) that on February 1, 2000, Alliant Energy issued a press release announcing its earnings for the fourth quarter and the fiscal year ended December 31, 1999.

Alliant Energy filed a Current Report on Form 8-K, dated February 1, 2000, reporting (under Item 5) that on February 1, 2000, Alliant Energy issued a press release pursuant to Rule 135c under the Securities Act of 1933 announcing that Resources completed a private placement of 5,940,960 exchangeable senior notes in the aggregate principal amount of $402.5 million in accordance with Rule 144A under the Securities Act of 1933.

Alliant Energy filed a Current Report on Form 8-K, dated February
1, 2000, reporting (under Item 5) certain accounting consequences for Alliant Energy related to the issuance of 5,940,960 exchangeable senior notes due 2030 in the aggregate principal amount of $402.5 million by Resources.

WP&L
WP&L filed a Current Report on Form 8-K, dated February 25, 2000, reporting (under Item 5) certain financial results for the year ended December 31, 1999.

WP&L filed a Current Report on Form 8-K, dated March 1, 2000, reporting (under Item 5) that on March 1, 2000, WP&L agreed to sell $100 million principal amount of its 7-5/8% Debentures due
March 1, 2010 in a public offering.

IESU - None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May 2000.


ALLIANT ENERGY CORPORATION
Registrant

By: /s/ Daniel A. Doyle    Vice President-Chief Accounting and Financial
-----------------------    Planning Officer (Principal Accounting Officer)
Daniel A. Doyle



IES UTILITIES INC.
Registrant

By: /s/ Daniel A. Doyle    Vice President-Chief Accounting and Financial
-----------------------    Planning Officer (Principal Accounting Officer)
Daniel A. Doyle



WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ Daniel A. Doyle    Vice President-Chief Accounting and Financial
-----------------------    Planning Officer (Principal Accounting Officer)
Daniel A. Doyle