Form 10-Q
period 2000-06-30
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 2000-08-11
CIK 352541, 52485, 107832

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000
                                     -------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______

             Name of Registrant, State of Incorporation,      IRS Employer
Commission   Address of Principal Executive Offices          Identification
File Number  and Telephone Number                                Number
-----------  ------------------------------------------     ----------------

1-9894     ALLIANT ENERGY CORPORATION                        39-1380265
           (a Wisconsin corporation)
           222 West Washington Avenue
           Madison, Wisconsin  53703
           Telephone (608)252-3311

0-4117-1   IES UTILITIES INC.                                42-0331370
           (an Iowa corporation)
           Alliant Energy Tower
           Cedar Rapids, Iowa  52401
           Telephone (319)398-4411

0-337      WISCONSIN POWER AND LIGHT COMPANY                 39-0714890
           (a Wisconsin corporation)
           222 West Washington Avenue
           Madison, Wisconsin  53703
           Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.  Yes   X       No
                                                       -----        -----

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

Number of shares outstanding of each class of common stock as of July 31, 2000:

Alliant Energy Corporation     Common stock, $.01 par value, 79,002,896
                               shares outstanding

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

                                                    CONTENTS
                                                    --------

                                                                                                 Page
                                                                                                 ----
Part I.           Financial Information                                                            4

      Item 1.     Consolidated Financial Statements                                                4

                  Alliant Energy Corporation:
                  ---------------------------
                  Consolidated Statements of Income for the Three and Six Months Ended
                         June 30, 2000 and 1999                                                    4
                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999            5
                  Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2000 and 1999                                                    7
                  Notes to Consolidated Financial Statements                                       8

                  IES Utilities Inc.:
                  -------------------
                  Consolidated Statements of Income for the Three and Six Months Ended
                         June 30, 2000 and 1999                                                    11
                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999            12
                  Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2000 and 1999                                                    14
                  Notes to Consolidated Financial Statements                                       15

                  Wisconsin Power and Light Company:
                  ----------------------------------
                  Consolidated Statements of Income for the Three and Six Months Ended
                         June 30, 2000 and 1999                                                    16
                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999            17
                  Consolidated Statements of Cash Flows for the Six Months Ended
                         June 30, 2000 and 1999                                                    19
                  Notes to Consolidated Financial Statements                                       20

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                     21

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                       36

Part II.          Other Information                                                                36

      Item 4.     Submission of Matters to a Vote of Security Holders                              36

      Item 6.     Exhibits and Reports on Form 8-K                                                 38

                  Signatures                                                                       39

                                   DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                                           Definition
-----------------------                                           -----------
Alliant Energy...............................................     Alliant Energy Corporation
APB..........................................................     Accounting Principle Board Opinion
ATC..........................................................     American Transmission Company, LLC
Capstone.....................................................     Capstone Turbine Corporation
CEMS.........................................................     Continuous Emission Monitoring System
Corporate Services...........................................     Alliant Energy Corporate Services, Inc.
DAEC.........................................................     Duane Arnold Energy Center
DOJ..........................................................     United States Department of Justice
Dth..........................................................     Dekatherm
EAC..........................................................     Energy Adjustment Clause
EPA..........................................................     United States Environmental Protection Agency
FASB.........................................................     Financial Accounting Standards Board
FERC.........................................................     Federal Energy Regulatory Commission
IESU.........................................................     IES Utilities Inc.
International................................................     Alliant Energy International, Inc.
IPC..........................................................     Interstate Power Company
ISCO.........................................................     Alliant Energy Industrial Services, Inc.
ISO..........................................................     Independent System Operator
IUB..........................................................     Iowa Utilities Board
Kewaunee.....................................................     Kewaunee Nuclear Power Plant
kV...........................................................     Kilovolt
MAIN.........................................................     Mid-America Interconnected Network, Inc.
MAPP.........................................................     Mid-Continent Area Power Pool
McLeod.......................................................     McLeodUSA Incorporated
MD&A.........................................................     Management's Discussion and Analysis of Financial Condition
                                                                        and Results of Operations
MGP..........................................................     Manufactured Gas Plants
MPUC.........................................................     Minnesota Public Utilities Commission
MWH..........................................................     Megawatt-Hour
NMC..........................................................     Nuclear Management Company, LLC
NOx..........................................................     Nitrogen Oxides
NRC..........................................................     Nuclear Regulatory Commission
NSP..........................................................     Northern States Power Company
OCA..........................................................     Office of Consumer Advocate
PGA..........................................................     Purchased Gas Adjustment
PSCW.........................................................     Public Service Commission of Wisconsin
PUHCA........................................................     Public Utility Holding Company Act of 1935
Resources....................................................     Alliant Energy Resources, Inc.
RTO..........................................................     Regional Transmission Organization
SEC..........................................................     Securities and Exchange Commission
SFAS.........................................................     Statement of Financial Accounting Standards
Transportation...............................................     Alliant Energy Transportation, Inc.
U.S..........................................................     United States
WDNR.........................................................     Wisconsin Department of Natural Resources
WEPCO........................................................     Wisconsin Electric Power Company
Whiting......................................................     Whiting Petroleum Corporation
WP&L.........................................................     Wisconsin Power and Light Company
WPSC.........................................................     Wisconsin Public Service Corporation

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           ALLIANT ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   For the Three Months                  For the Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                                 2000              1999                2000              1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                              $393,843          $366,152           $767,465          $717,490
  Gas utility                                                     54,653            46,200            184,787           179,885
  Non-regulated and other                                        124,069            73,762            241,163           135,594
                                                           --------------    --------------     --------------    --------------
                                                                 572,565           486,114          1,193,415         1,032,969
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                             64,113            53,360            133,385           118,763
  Purchased power                                                 74,792            72,440            137,137           124,505
  Cost of utility gas sold                                        31,869            22,666            113,982           104,009
  Other operation and maintenance                                237,042           180,225            453,508           334,403
  Depreciation and amortization                                   77,970            70,475            153,881           144,115
  Taxes other than income taxes                                   26,612            26,690             52,965            53,929
                                                           --------------    --------------     --------------    --------------
                                                                 512,398           425,856          1,044,858           879,724
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Operating income                                                  60,167            60,258            148,557           153,245
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                                41,794            34,715             82,412            68,114
  Contingent interest on indexed senior notes                    (39,493)                -                  -                 -
  Allowance for funds used during construction                    (2,885)           (1,782)            (4,639)           (3,716)
  Preferred dividend requirements of subsidiaries                  1,678             1,677              3,356             3,353
  Gains on sales of McLeodUSA Inc. stock                               -           (33,826)           (10,206)          (33,826)
  Miscellaneous, net                                              (9,243)           (3,239)           (22,440)          (10,008)
                                                           --------------    --------------     --------------    --------------
                                                                  (8,149)           (2,455)            48,483            23,917
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                        68,316            62,713            100,074           129,328
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                      26,038            24,167             38,476            49,039
                                                           --------------    --------------     --------------    --------------

--------------------------------------------------------------------------------------------------------------------------------

Net income                                                       $42,278           $38,546            $61,598           $80,289
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

Average number of common shares outstanding                       79,002            78,214             78,999            77,997
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

Earnings per average common share (basic and diluted)              $0.54             $0.49              $0.78             $1.03
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                $0.50             $0.50              $1.00             $1.00
                                                           ==============    ==============     ==============    ==============

--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  ALLIANT ENERGY CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                               2000                December 31,
ASSETS                                                                                      (Unaudited)                1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                               $5,115,907             $5,032,675
      Gas                                                                                       554,600                540,874
      Other                                                                                     467,956                458,547
                                                                                    --------------------    -------------------
                                                                                              6,138,463              6,032,096
    Less - Accumulated depreciation                                                           3,205,528              3,077,459
                                                                                    --------------------    -------------------
                                                                                              2,932,935              2,954,637
    Construction work in progress                                                               135,567                119,276
    Nuclear fuel, net of amortization                                                            51,512                 54,363
                                                                                    --------------------    -------------------
                                                                                              3,120,014              3,128,276
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $196,843 and $184,722, respectively                        441,575                357,758
                                                                                    --------------------    -------------------
                                                                                              3,561,589              3,486,034
                                                                                    --------------------    -------------------

-------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                            31,869                113,669
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,759 and $2,253, respectively                                                         62,676                 67,299
    Unbilled utility revenues                                                                    43,310                 48,033
    Other, less allowance for doubtful accounts
      of $512 and $954, respectively                                                             26,574                 30,095
  Income tax refunds receivable                                                                  32,076                 14,611
  Production fuel, at average cost                                                               50,862                 49,657
  Materials and supplies, at average cost                                                        55,454                 52,440
  Gas stored underground, at average cost                                                        17,573                 23,151
  Regulatory assets                                                                              30,225                 33,439
  Prepaid gross receipts tax                                                                     21,976                 20,864
  Other                                                                                          38,598                 32,728
                                                                                    --------------------    -------------------
                                                                                                411,193                485,986
                                                                                    --------------------    -------------------

-------------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in McLeodUSA Inc.                                                                1,175,449              1,123,790
  Investments in foreign entities                                                               580,473                198,055
  Nuclear decommissioning trust funds                                                           280,917                271,258
  Other                                                                                         132,068                 59,866
                                                                                    --------------------    -------------------
                                                                                              2,168,907              1,652,969
                                                                                    --------------------    -------------------

-------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                             253,189                263,610
  Deferred charges and other                                                                    202,200                187,084
                                                                                    --------------------    -------------------
                                                                                                455,389                450,694
                                                                                    --------------------    -------------------

-------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                 $6,597,078             $6,075,683
                                                                                    ====================    ===================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  ALLIANT ENERGY CORPORATION
                                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                              June 30,
                                                                                                2000              December 31,
CAPITALIZATION AND LIABILITIES                                                              (Unaudited)               1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 79,002,896 and 78,984,014 shares, respectively                                       $790                  $790
  Additional paid-in capital                                                                      946,154               942,408
  Retained earnings                                                                               560,190               577,464
  Accumulated other comprehensive income                                                          679,194               634,903
  Shares in deferred compensation trust - 25,999 shares
    at an average cost of $29.52 per share                                                           (767)                    -
                                                                                       -------------------   -------------------
       Total common equity                                                                      2,185,561             2,155,565
                                                                                       -------------------   -------------------

  Cumulative preferred stock of subsidiaries, net                                                 113,714               113,638
  Long-term debt (excluding current portion)                                                    1,915,153             1,486,765
                                                                                       -------------------   -------------------
                                                                                                4,214,428             3,755,968
                                                                                       -------------------   -------------------

--------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                             65,645                54,795
  Variable rate demand bonds                                                                       55,100                55,100
  Commercial paper                                                                                407,495               374,673
  Notes payable                                                                                    42,044                50,046
  Capital lease obligations                                                                        11,481                13,321
  Accounts payable                                                                                182,571               191,149
  Accrued interest                                                                                 29,082                24,818
  Accrued taxes                                                                                    76,779                78,825
  Other                                                                                            98,061                90,898
                                                                                       -------------------   -------------------
                                                                                                  968,258               933,625
                                                                                       -------------------   -------------------

--------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                             1,058,878             1,018,482
  Accumulated deferred investment tax credits                                                      70,292                71,857
  Environmental liabilities                                                                        61,523                65,327
  Pension and other benefit obligations                                                            64,048                61,988
  Other                                                                                           159,651               168,436
                                                                                       -------------------   -------------------
                                                                                                1,414,392             1,386,090
                                                                                       -------------------   -------------------

--------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                           $6,597,078            $6,075,683
                                                                                       ===================   ===================

--------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     ALLIANT ENERGY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the Six Months Ended June 30,
                                                                           2000                1999
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Cash flows from operating activities:
  Net income                                                             $61,598             $80,289
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                        153,881             144,115
    Amortization of nuclear fuel                                           8,903               9,142
    Amortization of deferred energy efficiency expenditures               12,908              13,250
    Deferred taxes and investment tax credits                             (4,818)             (8,487)
    Refueling outage provision                                             4,811               4,412
    Gains on dispositions of assets, net                                 (11,950)            (37,591)
    Other                                                                (13,656)              1,502
  Other changes in assets and liabilities:
    Accounts receivable                                                   12,867              18,871
    Notes receivable                                                       1,320               7,813
    Income tax refunds receivable                                        (17,465)             (3,572)
    Production fuel                                                       (1,205)             11,817
    Gas stored underground                                                 5,578              13,495
    Accounts payable                                                      (8,578)            (58,409)
    Adjustment clause balances                                             8,986              (9,240)
    Benefit obligations and other                                        (14,425)             16,367
                                                                -----------------   -----------------
       Net cash flows from operating activities                          198,755             203,774
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------

Cash flows from (used for) financing activities:
    Common stock dividends declared                                      (78,987)            (77,892)
    Proceeds from issuance of common stock                                   579              20,888
    Net change in Resources' credit facility                              49,152              15,495
    Proceeds from issuance of other long-term debt                       520,366              12,144
    Reductions in other long-term debt                                   (61,793)            (67,016)
    Net change in other short-term borrowings                            (24,332)             59,240
    Principal payments under capital lease obligations                    (5,239)             (6,869)
    Other                                                                (15,356)                285
                                                                -----------------   -----------------
        Net cash flows from (used for) financing activities              384,390             (43,725)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                          (136,347)           (105,054)
       Non-regulated businesses                                         (517,991)            (78,654)
    Nuclear decommissioning trust funds                                  (17,658)            (17,658)
    Proceeds from disposition of assets                                   14,994              47,209
    Shared savings program                                                (6,676)            (10,594)
    Other                                                                 (1,267)              2,278
                                                                -----------------   -----------------
       Net cash flows used for investing activities                     (664,945)           (162,473)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                      (81,800)             (2,424)
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period               113,669              31,827
                                                                -----------------   -----------------
-----------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                     $31,869             $29,403
                                                                =================   =================
-----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                          $76,759             $68,166
                                                                =================   =================
       Income taxes                                                      $60,073             $56,130
                                                                =================   =================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                   $277             $18,252
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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                             For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                                     2000               1999              2000              1999
                                                             -----------------------------------   ---------------------------------
   Net income                                                      $42,278            $38,546           $61,598          $80,289

     Other comprehensive income (loss):
        Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising during
            period, net of tax (1)                                (215,621)            84,742            68,837          159,773
          Less:  reclassification adjustment for gains
            included in net income, net of tax (2)                      --            (21,324)           (6,328)         (21,324)
                                                             ---------------     -------------     -------------     -------------
        Net unrealized gains (losses)                             (215,621)            63,418            62,509          138,449
                                                             ---------------     -------------     -------------     -------------
        Foreign currency translation adjustments                   (19,135)              (239)          (18,218)            (853)
                                                             ---------------     -------------     -------------     -------------
          Other comprehensive income (loss)                       (234,756)            63,179            44,291          137,596

                                                             ---------------     -------------     -------------     -------------
   Comprehensive income (loss)                                   ($192,478)          $101,725          $105,889         $217,885
                                                             ===============     =============     =============     =============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in McLeod and Capstone. Alliant Energy invested $10 million in Capstone in March 2000. Capstone and Resources also entered into a non-exclusive distribution agreement in which Resources will act as a distributor for Capstone's MicroTurbine power generation systems and solutions.

(2) The first quarter 2000 earnings included a pre-tax gain of $10.2 million ($0.08 per share) from the sale of 150,000 shares (450,000 shares as adjusted for the 3-for-1 stock split effective April 24, 2000) of McLeod stock held by Alliant Energy. The second quarter 1999 earnings included a pre-tax gain of $33.8 million ($0.27 per share) from the sale of approximately 640,000 shares (approximately 3,840,000 shares as adjusted for both the 2-for-1 stock split effective July 26, 1999 and the 3-for-1 stock split effective April 24, 2000) of McLeod stock held by Alliant Energy. Alliant Energy still held beneficial ownership in approximately 57 million shares of McLeod stock as of June 30, 2000.

     IESU and WP&L had no other comprehensive income in the periods presented.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                 ------------------------------------------------------
                                             Regulated Domestic Utilities                                                 Alliant
                                 ------------------------------------------------------   Non-regulated                   Energy
                                   Electric        Gas         Other        Total          Businesses       Other      Consolidated
                                 ---------------------------------------------------------------------------------------------------
                                                                            (in thousands)
 Three Months Ended
 June 30, 2000
 -------------
 Operating revenues                $393,843     $54,653     $7,422        $455,918          $117,309       ($662)        $572,565
 Operating income (loss)             61,034      (4,746)       740          57,028             3,251        (112)          60,167
 Net income                                                                 20,042            21,972         264           42,278

 Three Months Ended
 June 30, 1999
 -------------
 Operating revenues                $366,152     $46,200     $7,820        $420,172           $66,595       ($653)        $486,114
 Operating income (loss)             56,155      (2,018)     1,529          55,666             4,101         491           60,258
 Net income (loss)                                                          17,138            21,560        (152)          38,546

 Six Months Ended
 June 30, 2000
 -------------
 Operating revenues                $767,465    $184,787    $15,578        $967,830          $226,772     ($1,187)      $1,193,415
 Operating income (loss)            124,872      14,105      2,520         141,497             7,194        (134)         148,557
 Net income (loss)                                                          59,109             5,860      (3,371)          61,598

 Six Months Ended
 June 30, 1999
 -------------
 Operating revenues                $717,490    $179,885    $17,024        $914,399          $119,794     ($1,224)      $1,032,969
 Operating income                   124,770      21,921      3,883         150,574             2,265         406          153,245
 Net income (loss)                                                          61,905            19,654      (1,270)          80,289

    Non-regulated earnings for the three months ended June 30, 2000 included a reversal of the $24.8 million after-tax non-cash charge to net income recorded in the first quarter of 2000 due to a decrease in the stock price of McLeod at June 30, 2000 (the value of the McLeod stock impacts Alliant Energy's obligation under the 30-year exchangeable senior notes issued in February). Refer to "Alliant Energy Results of Operations - Interest Expense and Other" in MD&A for additional information.

    Resources' (i.e., the non-regulated businesses) assets increased $552 million during the first six months of 2000, primarily due to Alliant Energy's recent investment in various Brazilian utilities and the increase in market value of its investments in Capstone and McLeod. On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities for a total of approximately $347 million. Intersegment revenues were not material to Alliant Energy's operations.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5. At June 30, 2000, Alliant Energy had $580 million of investments in foreign entities on its Consolidated Balance Sheet that primarily included investments in various Brazilian electric utilities, investments in various New Zealand and Australian utility entities, investments in various generation facilities in China and an investment in secured debentures of a development project in Mexico. The Brazil, China and a portion of both the New Zealand and Australian investments are accounted for under the equity method. The remainder of the New Zealand and Australian investments are accounted for under the cost method. The geographic concentration of Alliant Energy's investments in foreign entities at June 30, 2000, included investments of approximately $355 million in Brazil, $137 million in New Zealand and Australia, $72 million in China and $16 million in Mexico.

6. Summary financial information for Resources was as follows (in thousands):

                                       June 30, 2000
                                       -------------
    Current assets                        $103,938
    Non-current assets                   2,296,225
    Current liabilities                    263,397
    Non-current liabilities
        (excludes minority interest)       551,322
    Minority interest (primarily
        real estate joint ventures)          7,189

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

7. On February 1, 2000, Resources completed a private placement of $402.5 million of exchangeable senior notes due 2030. The exchangeable senior notes have a stated interest rate of 7.25% through February 15, 2003 and 2.5% thereafter and are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. Refer to "Other Matters-Accounting Pronouncements" in MD&A for a further discussion.

    WP&L issued $100 million of senior unsecured debentures in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

                               IES UTILITIES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                            2000               1999                  2000               1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                        $148,327           $142,209              $294,035           $282,226
  Gas utility                                               27,445             22,012                86,874             83,308
  Steam                                                      6,185              6,572                13,172             14,524
                                                    ---------------    ---------------     -----------------    ---------------
                                                           181,957            170,793               394,081            380,058
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                       28,995             12,285                61,634             38,873
  Purchased power                                           17,718             27,142                31,140             40,292
  Cost of gas sold                                          16,964             11,623                55,038             49,535
  Other operation and maintenance                           56,939             57,739               110,705            115,084
  Depreciation and amortization                             26,849             25,481                53,699             50,963
  Taxes other than income taxes                             12,057             12,468                23,932             25,083
                                                    ---------------    ---------------     -----------------    ---------------
                                                           159,522            146,738               336,148            319,830
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Operating income                                            22,435             24,055                57,933             60,228
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                          12,584             14,434                25,595             27,638
  Allowance for funds used during construction                (573)              (535)               (1,063)            (1,384)
  Miscellaneous, net                                        (1,415)            (2,499)               (6,166)            (3,355)
                                                    ---------------    ---------------     -----------------    ---------------
                                                            10,596             11,400                18,366             22,899
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  11,839             12,655                39,567             37,329
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Income taxes                                                 5,294              5,611                16,912             15,828
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                   6,545              7,044                22,655             21,501
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                229                229                   457                457
                                                    ---------------    ---------------     -----------------    ---------------
-------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $6,316             $6,815               $22,198            $21,044
                                                    ===============    ===============     =================    ===============
-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              IES UTILITIES INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,
                                                                                    2000             December 31,
ASSETS                                                                          (Unaudited)              1999
----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                   $2,219,674          $2,196,895
      Gas                                                                           211,526             207,769
      Steam                                                                          59,866              59,929
      Common                                                                        150,594             147,845
                                                                         -------------------   -----------------
                                                                                  2,641,660           2,612,438
    Less - Accumulated depreciation                                               1,362,230           1,311,996
                                                                         -------------------   -----------------
                                                                                  1,279,430           1,300,442
    Construction work in progress                                                    56,077              37,572
    Leased nuclear fuel, net of amortization                                         32,832              39,284
                                                                         -------------------   -----------------
                                                                                  1,368,339           1,377,298
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,167 and $2,094, respectively                  5,408               5,481
                                                                         -------------------   -----------------
                                                                                  1,373,747           1,382,779
                                                                         -------------------   -----------------

----------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                 4,325               5,720
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $321 and $824, respectively                                                  6,761              14,130
    Associated companies                                                              1,890               5,696
    Other, less allowance for doubtful accounts
      of $370 and $817, respectively                                                 11,340              12,864
  Income tax refunds receivable                                                      13,422               6,007
  Production fuel, at average cost                                                   13,721              12,312
  Materials and supplies, at average cost                                            24,752              24,722
  Gas stored underground, at average cost                                             8,377              11,462
  Adjustment clause balances                                                          1,618              11,099
  Regulatory assets                                                                  17,212              18,569
  Prepayments and other                                                               1,973               2,921
                                                                         -------------------   -----------------
                                                                                    105,391             125,502
                                                                         -------------------   -----------------

----------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                               109,855             105,056
  Other                                                                               6,120               6,119
                                                                         -------------------   -----------------
                                                                                    115,975             111,175
                                                                         -------------------   -----------------

----------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                 112,717             123,031
  Deferred charges and other                                                         12,623              13,321
                                                                         -------------------   -----------------
                                                                                    125,340             136,352
                                                                         -------------------   -----------------

----------------------------------------------------------------------------------------------------------------

Total assets                                                                     $1,720,453          $1,755,808
                                                                         ===================   =================

----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                  June 30,
                                                                                    2000               December 31,
CAPITALIZATION AND LIABILITIES                                                  (Unaudited)               1999
--------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                             $33,427               $33,427
  Additional paid-in capital                                                          279,042               279,042
  Retained earnings                                                                   245,835               252,953
                                                                            ------------------     -----------------
    Total common equity                                                               558,304               565,422
                                                                            ------------------     -----------------

  Cumulative preferred stock                                                           18,320                18,320
  Long-term debt (excluding current portion)                                          490,645               551,079
                                                                            ------------------     -----------------
                                                                                    1,067,269             1,134,821
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                 60,560                51,196
  Capital lease obligations                                                            11,463                13,307
  Notes payable to associated companies                                                84,743                56,946
  Accounts payable                                                                     39,437                41,273
  Accounts payable to associated companies                                             21,001                17,438
  Accrued payroll and vacations                                                         8,589                 7,816
  Accrued interest                                                                      8,888                10,833
  Accrued taxes                                                                        44,331                44,259
  Other                                                                                18,977                15,802
                                                                            ------------------     -----------------
                                                                                      297,989               258,870
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                   226,891               225,961
  Accumulated deferred investment tax credits                                          26,554                26,682
  Environmental liabilities                                                            23,243                26,292
  Pension and other benefit obligations                                                27,278                27,734
  Capital lease obligations                                                            21,369                25,977
  Other                                                                                29,860                29,471
                                                                            ------------------     -----------------
                                                                                      355,195               362,117
                                                                            ------------------     -----------------

--------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                               $1,720,453            $1,755,808
                                                                            ==================     =================

--------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                IES UTILITIES INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months Ended June 30,
                                                                                          2000               1999
--------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Cash flows from operating activities:
  Net income                                                                            $22,655             $21,501
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                       53,699              50,963
     Amortization of leased nuclear fuel                                                  6,730               6,092
     Amortization of deferred energy efficiency expenditures                              7,319               9,518
     Deferred taxes and investment tax credits                                             (616)             (6,745)
     Refueling outage provision                                                           4,811               4,412
     Gain on disposition of assets, net                                                  (1,415)                  -
     Other                                                                                1,106                 529
  Other changes in assets and liabilities:
     Accounts receivable                                                                 12,699              13,537
     Income tax refunds receivable                                                       (7,415)             (1,366)
     Gas stored underground                                                               3,085               8,486
     Accounts payable                                                                     1,727             (22,567)
     Adjustment clause balances                                                           9,482              (8,488)
     Benefit obligations and other                                                          (84)              3,596
                                                                               -----------------   ------------------
       Net cash flows from operating activities                                         113,783              79,468
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                                     (29,316)            (58,633)
    Dividends payable                                                                      (229)             (4,840)
    Preferred stock dividends                                                              (457)               (457)
    Reductions in long-term debt                                                        (51,196)            (50,140)
    Net change in short-term borrowings                                                  27,797              29,706
    Principal payments under capital lease obligations                                   (5,239)             (6,869)
    Other                                                                                     -                  (3)
                                                                               -----------------  ------------------
      Net cash flows used for financing activities                                      (58,640)            (91,236)
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                   (53,783)            (41,173)
    Nuclear decommissioning trust funds                                                  (3,004)             (3,004)
    Proceeds from disposition of assets                                                   1,415                   -
    Other                                                                                (1,166)                236
                                                                               -----------------  ------------------
      Net cash flows used for investing activities                                      (56,538)            (43,941)
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Net decrease in cash and temporary cash investments                                      (1,395)            (55,709)
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                5,720              57,904
                                                                               -----------------  ------------------

--------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                     $4,325              $2,195
                                                                               =================  ==================

--------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                            $24,317             $24,714
                                                                               =================  ==================
    Income taxes                                                                        $24,158             $30,824
                                                                               =================  ==================
  Noncash investing and financing activities-Capital lease obligations incurred            $277             $18,252
                                                                               =================  ==================

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, have been made. Because of the seasonal nature of IESU's operations, results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                                             Electric           Gas             Other           Total
                                                       ------------------------------------------------------------------
                                                                                 (in thousands)
      Three Months Ended June 30, 2000
      --------------------------------
      Operating revenues                                     $148,327         $27,445          $6,185          $181,957
      Operating income (loss)                                  24,092          (1,992)            335            22,435
      Earnings available for common stock                                                                         6,316

      Three Months Ended June 30, 1999
      --------------------------------
      Operating revenues                                     $142,209         $22,012          $6,572          $170,793
      Operating income (loss)                                  23,803            (895)          1,147            24,055
      Earnings available for common stock                                                                         6,815

      Six Months Ended June 30, 2000
      ------------------------------
      Operating revenues                                     $294,035         $86,874         $13,172          $394,081
      Operating income                                         50,777           5,422           1,734            57,933
      Earnings available for common stock                                                                        22,198

      Six Months Ended June 30, 1999
      ------------------------------
      Operating revenues                                     $282,226         $83,308         $14,524          $380,058
      Operating income                                         49,140           8,052           3,036            60,228
      Earnings available for common stock                                                                        21,044

                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               For the Three Months                    For the Six Months
                                                                  Ended June 30,                         Ended June 30,
                                                             2000               1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Operating revenues:
  Electric utility                                         $173,111           $150,510            $335,487           $300,455
  Gas utility                                                19,515             15,358              74,801             67,151
  Water                                                       1,239              1,248               2,409              2,500
                                                     ---------------    ---------------     ---------------    ---------------
                                                            193,865            167,116             412,697            370,106
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                  26,703             26,014              50,501             53,380
  Purchased power                                            38,063             28,425              71,820             52,424
  Cost of gas sold                                            9,638              5,798              44,967             36,979
  Other operation and maintenance                            54,319             49,207             100,184             84,419
  Depreciation and amortization                              32,599             28,407              64,976             59,546
  Taxes other than income taxes                               7,417              7,355              14,628             15,057
                                                     ---------------    ---------------     ---------------    ---------------
                                                            168,739            145,206             347,076            301,805
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Operating income                                             25,126             21,910              65,621             68,301
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                           11,228             10,078              22,136             19,943
  Allowance for funds used during construction               (2,088)            (1,109)             (3,150)            (2,032)
  Miscellaneous, net                                         (2,353)             1,996              (6,432)            (2,348)
                                                     ---------------    ---------------     ---------------    ---------------
                                                              6,787             10,965              12,554             15,563
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   18,339             10,945              53,067             52,738
                                                     ---------------    ---------------     ---------------    ---------------

---------------------------------------------------------------------------------------     ----------------------------------

Income taxes                                                  7,041              3,992              19,898             19,497
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Net income                                                   11,298              6,953              33,169             33,241
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                                 828                828               1,656              1,656
                                                     ---------------    ---------------     ---------------    ---------------

------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                         $10,470             $6,125             $31,513            $31,585
                                                     ===============    ===============     ===============    ===============

------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      WISCONSIN POWER AND LIGHT COMPANY
                                         CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                                  2000             December 31,
ASSETS                                                                        (Unaudited)              1999
---------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                 $1,968,757           $1,921,624
      Gas                                                                         267,103              258,132
      Water                                                                        28,396               27,770
      Common                                                                      223,577              218,607
                                                                         -----------------    -----------------
                                                                                2,487,833            2,426,133
    Less - Accumulated depreciation                                             1,327,807            1,266,366
                                                                         -----------------    -----------------
                                                                                1,160,026            1,159,767
    Construction work in progress                                                  58,445               66,784
    Nuclear fuel, net of amortization                                              18,680               15,079
                                                                         -----------------    -----------------
                                                                                1,237,151            1,241,630
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $215 and $169, respectively                      605                  608
                                                                         -----------------    -----------------
                                                                                1,237,756            1,242,238
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                               8,596                3,555
  Accounts receivable:
    Customer                                                                       18,670               22,061
    Associated companies                                                            1,335                5,067
    Other                                                                           9,456               10,984
  Production fuel, at average cost                                                 15,779               20,663
  Materials and supplies, at average cost                                          22,274               20,439
  Gas stored underground, at average cost                                           7,907                8,624
  Prepaid gross receipts tax                                                       21,976               20,864
  Other                                                                             7,116                9,275
                                                                         -----------------    -----------------
                                                                                  113,109              121,532
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                             171,063              166,202
  Other                                                                            15,673               15,272
                                                                         -----------------    -----------------
                                                                                  186,736              181,474
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                86,431               82,161
  Deferred charges and other                                                      155,017              138,730
                                                                         -----------------    -----------------
                                                                                  241,448              220,891
                                                                         -----------------    -----------------

---------------------------------------------------------------------------------------------------------------

Total assets                                                                   $1,779,049           $1,766,135
                                                                         =================    =================

---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       WISCONSIN POWER AND LIGHT COMPANY
                                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                June 30,
                                                                                  2000              December 31,
CAPITALIZATION AND LIABILITIES                                                (Unaudited)               1999
----------------------------------------------------------------------------------------------------------------
                                                                            (in thousands, except share amounts)
Capitalization:
  Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                                         $66,183               $66,183
  Additional paid-in capital                                                      229,438               229,438
  Retained earnings                                                               335,103               303,476
                                                                         -----------------     -----------------
    Total common equity                                                           630,724               599,097
                                                                         -----------------     -----------------

  Cumulative preferred stock                                                       59,963                59,963
  Long-term debt (excluding current portion)                                      514,132               414,673
                                                                         -----------------     -----------------
                                                                                1,204,819             1,073,733
                                                                         -----------------     -----------------

----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                                1,875                 1,875
  Variable rate demand bonds                                                       55,100                55,100
  Notes payable to associated companies                                            28,791               125,749
  Accounts payable                                                                 76,506                88,245
  Accounts payable to associated companies                                         27,466                25,306
  Other                                                                            30,184                30,283
                                                                         -----------------     -----------------
                                                                                  219,922               326,558
                                                                         -----------------     -----------------

----------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                               229,439               235,838
  Accumulated deferred investment tax credits                                      30,392                31,311
  Customer advances                                                                33,877                34,643
  Environmental liabilities                                                        10,300                10,861
  Other                                                                            50,300                53,191
                                                                         -----------------     -----------------
                                                                                  354,308               365,844
                                                                         -----------------     -----------------

----------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                           $1,779,049            $1,766,135
                                                                         =================     =================

----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               WISCONSIN POWER AND LIGHT COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               For the Six Months Ended June 30,
                                                                                                  2000                   1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                                                                     $33,169                $33,241
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                                64,976                 59,546
     Amortization of nuclear fuel                                                                  2,173                  3,050
     Deferred taxes and investment tax credits                                                    (6,721)                (4,258)
     Other                                                                                        (6,521)                  (620)
  Other changes in assets and liabilities:
     Accounts receivable                                                                           8,651                  9,350
     Income tax refunds receivable                                                                     -                 (8,129)
     Production fuel                                                                               4,884                  4,628
     Accounts payable                                                                             (9,579)               (20,359)
     Benefit obligations and other                                                                (4,344)                (4,255)
                                                                                    ---------------------  ---------------------
       Net cash flows from operating activities                                                   86,688                 72,194
                                                                                    ---------------------  ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Common stock dividends                                                                             -                (29,176)
    Preferred stock dividends                                                                     (1,656)                (1,656)
    Proceeds from issuance of long-term debt                                                     100,000                      -
    Net change in short-term borrowings                                                          (96,958)                32,236
    Other                                                                                         (1,319)                     -
                                                                                    ---------------------  ---------------------
      Net cash flows from financing activities                                                        67                  1,404
                                                                                    ---------------------  ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                            (60,214)               (48,600)
    Nuclear decommissioning trust funds                                                          (14,654)               (14,654)
    Shared savings program                                                                        (6,902)                (7,723)
    Other                                                                                             56                   (153)
                                                                                    ---------------------  ---------------------
      Net cash flows used for investing activities                                               (81,714)               (71,130)
                                                                                    ---------------------  ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                                5,041                  2,468
                                                                                    ---------------------  ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                         3,555                  1,811
                                                                                    ---------------------  ---------------------

--------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                              $8,596                 $4,279
                                                                                    =====================  =====================

--------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                                     $18,418                $21,860
                                                                                    =====================  =====================
    Income taxes                                                                                 $30,016                $32,885
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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and six months ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999, have been made. Because of the seasonal nature of WP&L's operations, results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                              Electric          Gas             Other           Total
                                                       ------------------------------------------------------------------
                                                                                 (in thousands)
      Three Months Ended June 30, 2000
      Operating revenues                                     $173,111         $19,515          $1,239          $193,865
      Operating income (loss)                                  25,737          (1,017)            406            25,126
      Earnings available for common stock                                                                        10,470

      Three Months Ended June 30, 1999
      Operating revenues                                     $150,510         $15,358          $1,248          $167,116
      Operating income (loss)                                  22,540          (1,012)            382            21,910
      Earnings available for common stock                                                                         6,125

      Six Months Ended June 30, 2000
      Operating revenues                                     $335,487         $74,801          $2,409          $412,697
      Operating income                                         56,796           8,039             786            65,621
      Earnings available for common stock                                                                        31,513

      Six Months Ended June 30, 1999
      Operating revenues                                     $300,455         $67,151          $2,500          $370,106
      Operating income                                         57,889           9,565             847            68,301
      Earnings available for common stock                                                                        31,585


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

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. From time to time, Alliant Energy, IESU or WP&L may make other forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of such companies. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, including issues associated with the deregulation of the utility industry, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies, unanticipated issues relating to establishing a transmission company, material changes in the value of Alliant Energy's investment in McLeod, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal and economic conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

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

"Reliability 2000" legislation was enacted in Wisconsin in 1999. This legislation included, among other items, the formation of a Wisconsin transmission company for those Wisconsin utility holding companies who elect to take advantage of the asset cap law. WP&L currently expects to transfer its transmission assets to the transmission company (American Transmission Company, or ATC)at the end of 2000 and it is expected that the net book value of such assets (approximately $170 million) will become the new carrying value of its investment in ATC, resulting in no gain or loss for WP&L. In July 2000, the PSCW issued a ruling indicating that facilities with voltages of 50 kV and above are considered transmission facilities for purposes of transferring assets to ATC. At this time, Alliant Energy has decided not to contribute IESU's and IPC's transmission assets to ATC.

WP&L does not expect this transfer to result in a significant impact on its financial condition or results of operations because it believes the FERC will allow WP&L to earn a return on the contributed assets comparable to the return currently allowed by the PSCW and FERC. WP&L will not be able to determine its exact ownership percentage in ATC until it is known which entities will participate in ATC, and the valuation of the assets each participant contributes is completed. However, WP&L expects its ownership interest to exceed 20%, but be less than 50%. As a result, WP&L expects to account for its investment in ATC under the equity method. Although no assurance can be given, it is currently anticipated that ATC's dividend policy will support a return of a significant portion of these earnings to the participants. ATC will realize its revenues from the provision of transmission services to both participants in ATC as well as nonparticipants. ATC is currently expected to begin operations on January 1, 2001.

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

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Second Quarter Results - Alliant Energy reported net income of
---------------------------------
$42.3 million, or $0.54 per share (basic and diluted), for the second quarter of 2000 compared to $38.5 million, or $0.49 per share (basic and diluted), for the second quarter of 1999. The second quarter 2000 earnings included $24.8 million of non-cash income, or $0.31 per share, to reverse the non-cash charge recorded in the first quarter of 2000 for an increase in Alliant Energy's obligation under certain 30-year exchangeable senior notes issued in February. The second quarter 1999 earnings included $0.27 per share realized from the sale of certain shares of Alliant Energy's investment in McLeod last year. Excluding the 2000 non-cash income adjustment and the 1999 McLeod gain, earnings per share were $0.22 in both 2000 and 1999.

Earnings in the second quarter of 2000 benefited from higher electric utility margins primarily due to the favorable impact of approximately $10 million due to a change in estimate of WP&L's utility services rendered but unbilled at month-end and increased earnings from Alliant Energy's oil and gas and electricity trading businesses. Earnings in 2000 were also impacted by higher utility operating expenses, largely due to a planned refueling outage at Kewaunee, increased interest expense to fund Alliant Energy's strategic growth initiatives and the expected earnings dilution from Alliant Energy's recent investment in Brazil.

Second quarter 2000 utility earnings were $20.0 million ($0.25 per share) compared to $17.1 million ($0.22 per share) for the same period in 1999. The increase resulted primarily from an increase in electric margin partially offset by higher other operation and maintenance expenses.

Resources reported net income of $22.0 million ($0.28 per share) in the second quarter of 2000, including the $24.8 million non-cash income related to the exchangeable senior notes issued in February 2000. Net income for the second quarter of 1999 was $21.6 million ($0.27 per share), which included the McLeod gain. Excluding the 2000 non-cash income adjustment and the 1999 McLeod gain, second quarter earnings per share were ($0.04) in 2000 and $0.01 in 1999.

Higher interest expense ($0.05 per share) to fund Resources' strategic growth initiatives and the expected dilutive effect of Resources' recent investment in Brazil ($0.04 per share for earnings before interest and taxes) contributed to the lower earnings in 2000. Resources expects the impact of the Brazilian investment will be dilutive to earnings in 2000 with positive contributions in subsequent years. These items were partially offset by the increased earnings from Resources' oil and gas ($0.03 per share) and electricity trading ($0.03 per share) businesses.

The non-cash income of $24.8 million realized in the second quarter was a reversal of the $24.8 million non-cash charge recorded in the first quarter. The increase at March 31, 2000, in Alliant Energy's obligation relating to the exchangeable senior notes, reversed in the second quarter due to a decrease in the stock price of McLeod at June 30, 2000 (the value of the McLeod stock impacts Alliant Energy's obligation under the exchangeable senior notes). The adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is expected to mitigate these fluctuations in earnings. Refer to "Other Matters - Accounting Pronouncements" for additional information.

Electric Utility Operations - Electric margins and MWH sales for Alliant
---------------------------
Energy for the three months ended June 30 were as follows:

                                            Revenues and Costs                                    MWHs Sold
                                              (in thousands)                                   (in thousands)
                                   ----------------------------------                --------------------------------
                                           2000              1999          Change           2000             1999          Change
                                   -----------------  ---------------  -----------   ---------------  ---------------  -----------
Residential                                $127,945         $123,379         4%            1,535            1,575           (3%)

Commercial                                   83,674           77,534         8%            1,260            1,251            1%

Industrial                                  127,209          116,780         9%            3,367            3,239            4%
                                   -----------------  ---------------                ---------------  ---------------
   Total from ultimate customers            338,828          317,693         7%            6,162            6,065            2%

Sales for resale                             43,717           37,364        17%            1,160            1,339          (13%)

Other                                        11,298           11,095         2%               41               39            5%
                                    -----------------  ---------------                ---------------  ---------------
   Total revenues/sales                     393,843          366,152         8%            7,363            7,443           (1%)
                                                                                      ===============  ===============
Electric production fuels expense            60,167           49,827        21%

Purchased power expense                      74,792           72,440         3%
                                   -----------------  ---------------
   Margin                                  $258,884         $243,885         6%
                                   =================  ===============

Electric margins and MWH sales for Alliant Energy for the six months ended June 30 were as follows:

                                            Revenues and Costs                                    MWHs Sold
                                              (in thousands)                                   (in thousands)
                                   ----------------------------------                --------------------------------
                                          2000              1999        Change           2000             1999          Change
                                   -----------------  ---------------  -----------   ---------------  ---------------  -----------
Residential                              $262,940         $253,659        4%              3,357            3,385           (1%)

Commercial                                161,524          149,557        8%              2,537            2,495            2%

Industrial                                238,753          219,381        9%              6,488            6,314            3%
                                   -----------------  ---------------                ---------------  ---------------
   Total from ultimate customers          663,217          622,597        7%             12,382           12,194            2%

Sales for resale                           77,611           73,578        5%              2,365            2,684          (12%)

Other                                      26,637           21,315       25%                 88               81            9%
                                   -----------------  ---------------                ---------------  ---------------
   Total revenues/sales                   767,465          717,490        7%             14,835           14,959           (1%)
                                                                                     ===============  ===============
Electric production fuels expense         125,713          111,136       13%

Purchased power expense                   137,137          124,505       10%
                                   -----------------  ---------------
   Margin                                $504,615         $481,849        5%
                                   =================  ===============

Electric margin increased $15.0 million, or 6%, and $22.8 million, or 5%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to the favorable impact of approximately $10 million due to a change in estimate of WP&L's utility services rendered but unbilled at month-end, increases of 2% in sales to retail customers resulting from economic growth in Alliant Energy's service territory and a WP&L rate recovery adjustment implemented in early May 2000 to recover higher purchased-power and transmission costs. Also contributing to the increase in electric margin for the six months ended June 30 was a $15 million annual rate recovery adjustment implemented in March 1999 at WP&L to recover higher purchased-power and transmission costs. Other revenues increased for the six months ended June 30 primarily due to WP&L conservation programs for which WP&L receives a return on invested capital. Higher purchased-power costs resulting from the planned Kewaunee outage and the impact of milder weather conditions partially offset these items for both periods.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended June 30 were as follows:

                                   Revenues and Costs                                Dekatherms Sold
                                     (in thousands)                                   (in thousands)
                            ----------------------------------                -------------------------------
                                  2000              1999          Change          2000             1999          Change
                            -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                     $32,597          $26,602            23%          4,354            3,969             10%

Commercial                       15,466           12,495            24%          2,657            2,532              5%

Industrial                        3,716            3,649             2%            898            1,038            (13%)

Transportation/other              2,874            3,454           (17%)         9,604           10,834            (11%)
                            -----------------  ---------------                --------------  ---------------
   Total revenues/sales          54,653           46,200            18%         17,513           18,373             (5%)
                                                                              ==============  ===============
Cost of gas sold                 31,869           22,666            41%
                            -----------------  ---------------
   Margin                       $22,784          $23,534            (3%)
                            =================  ===============

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

                                     Revenues and Costs                                Dekatherms Sold
                                       (in thousands)                                   (in thousands)
                              ----------------------------------                -------------------------------
                                    2000              1999          Change          2000             1999          Change
                              -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                      $112,208          $109,041           3%            17,428           18,805         (7%)

Commercial                         55,036            51,654           7%            10,433           11,091         (6%)

Industrial                         10,550            10,416           1%             2,586            2,957        (13%)

Transportation/other                6,993             8,774         (20%)           22,001           25,443        (14%)
                              -----------------  ---------------                --------------  ---------------
   Total revenues/sales           184,787           179,885           3%            52,448           58,296        (10%)
                                                                                ==============  ===============
Cost of gas sold                  113,982           104,009          10%
                              -----------------  ---------------
   Margin                         $70,805           $75,876         (7%)
                              =================  ===============



Gas margin decreased $0.8 million, or 3%, and $5.1 million, or 7%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999. The decrease for both periods is primarily due to the decline in sales resulting from milder weather.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Non-regulated and other revenues for the
--------------------------------
three and six months ended June 30 were as follows (in thousands):

                             For the Three Months                    For the Six Months
                                Ended June 30,                         Ended June 30,
                           2000               1999                2000                1999
                      ---------------    ----------------    ----------------    ---------------
ISCO                      $79,629            $37,493             $159,851           $66,899
Oil and gas (Whiting)      26,605             16,608               45,799            29,442
Steam                       6,536              6,894               13,876            15,155
Transportation              5,217              5,218               10,006            10,442
Other                       6,082              7,549               11,631            13,656
                      ---------------    ----------------    ----------------    ---------------
                         $124,069            $73,762             $241,163          $135,594
                      ===============    ================    ================    ===============

ISCO revenues increased $42.1 million and $93.0 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to the second quarter 1999 acquisition of an oil gathering and transportation business in Texas. Oil and gas revenues increased for both periods due to higher oil and gas prices, partially offset by reduced gas volumes.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and six months ended June 30 were as follows (in thousands):

                                     For the Three Months                    For the Six Months
                                        Ended June 30,                         Ended June 30,
                                    2000               1999                2000                1999
                              ---------------    ----------------    ----------------    ---------------
Utility - IESU / WP&L / IPC        $136,445           $129,246             $259,206           $239,839
ISCO                                 80,681             34,019              156,984             60,657
Oil and gas (Whiting)                 9,384              7,124               16,733             14,658
Transportation                        2,660              2,312                5,557              4,841
Other                                 7,872              7,524               15,028             14,408
                              ---------------    ----------------    ----------------    ---------------
                                   $237,042           $180,225             $453,508           $334,403
                              ===============    ================    ================    ===============

Other operation and maintenance expenses at the utility subsidiaries increased $7.2 million and $19.4 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to a planned second quarter 2000 refueling outage at Kewaunee, $3 million of one-time fees related to the transfer of the Iowa utility businesses from the MAPP reliability region to the MAIN region and higher transmission and distribution expenses at WP&L. Refer to "Power Supply" for additional information related to MAPP and MAIN. Also contributing to the increase were higher nuclear operations expense, the timing of MGP expenditures, and increased energy conservation expense at WP&L. Such increases were partially offset by lower employee benefit costs and the nonrecurrence of expenses in 1999 relating to Alliant Energy's Year
2000 readiness program.

Other operation and maintenance expenses at ISCO increased $46.7 million and $96.3 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to expenses associated with the acquisition of the oil gathering and transportation business.

Depreciation and amortization expense increased $7.5 million and $9.8 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to increased earnings in the WP&L nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net"), increased amortization expenses and property additions.

Interest Expense and Other - Interest expense increased $7.1 million and
--------------------------
$14.3 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to higher non-regulated and utility borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' $347 million investment in several Brazilian electric utilities in January 2000.

The non-cash income of $24.8 million realized in the second quarter was a reversal of the $24.8 million non-cash charge recorded in the first quarter. The increase at March 31, 2000, in Alliant Energy's obligation relating to the exchangeable senior notes, reversed in the second quarter due to a decrease in the stock price of McLeod at June 30, 2000 (the value of the McLeod stock impacts Alliant Energy's obligation under the exchangeable senior notes). The adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is expected to mitigate these fluctuations in earnings. Refer to "Other Matters - Accounting Pronouncements" for additional information.

Alliant Energy sold 150,000 shares (450,000 shares as adjusted for the 3-for-1 stock split effective April 24, 2000) of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million.

Miscellaneous, net income increased $6.0 million and $12.4 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to increased earnings in the WP&L nuclear decommissioning trust fund and an increase in equity income from Alliant Energy's electricity trading business. In addition, Alliant Energy realized $4.1 million from a tax settlement at IESU in the first quarter of 2000. Such increases were partially offset by the dilutive effect of Alliant Energy's recent investment in Brazil and a decrease in the IESU nuclear decommissioning trust fund earnings.

Income Taxes - Income tax expense increased $1.9 million and decreased $10.6
------------
million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to changes in taxable income. The effective income tax rates were 37.2% for both the three- and six-month periods ended June 30, 2000, compared with 37.5% and 37.0%, respectively, for the same periods last year.

                          IESU RESULTS OF OPERATIONS

Overview - Second Quarter Results - IESU's earnings available for common
--------
stock decreased $0.5 million for the three months ended June 30, 2000, compared with the same period in 1999, primarily due to higher depreciation and amortization expense and a lower electric margin, partially offset by reduced other operation and maintenance expenses.

Electric Utility Operations - Electric margins and MWH sales for IESU for the
---------------------------
three months ended June 30 were as follows:

                                            Revenues and Costs                                   MWHs Sold
                                             (in thousands)                                   (in thousands)
                                    ----------------------------------                -------------------------------
                                          2000              1999          Change          2000             1999          Change
                                    -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                             $50,192           $51,226          (2%)            582              595           (2%)

Commercial                               41,783            38,884           7%             643              618            4%

Industrial                               46,021            43,211           7%           1,302            1,292            1%
                                    -----------------  ---------------                --------------  ---------------
   Total from ultimate customers        137,996           133,321           4%           2,527            2,505            1%

Sales for resale                          7,294             6,382          14%             254              341          (26%)

Other                                     3,037            2,506           21%              10               11            9%
                                    -----------------  ---------------                --------------  ---------------
   Total revenues/sales                 148,327          142,209            4%           2,791            2,857           (2%)
                                                                                      ==============  ===============
Electric production fuels expense        25,049            8,752          186%

Purchased power expense                  17,718           27,142          (35%)
                                    -----------------  ---------------
   Margin                              $105,560         $106,315           (1%)
                                    =================  ===============



Electric margins and MWH sales for IESU for the six months ended June 30 were as follows:

                                          Revenues and Costs                                   MWHs Sold
                                            (in thousands)                                   (in thousands)
                                  ----------------------------------                -------------------------------
                                        2000              1999          Change          2000             1999          Change
                                  -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                          $105,134         $105,579           --            1,266            1,288           (2%)

Commercial                             82,009           77,432            6%           1,276            1,246            2%

Industrial                             88,226           81,093            9%           2,515            2,474            2%
                                  -----------------  ---------------                --------------  ---------------
   Total from ultimate customers      275,369          264,104            4%           5,057            5,008            1%

Sales for resale                       12,497           12,735           (2%)            501              682          (27%)

Other                                   6,169            5,387           15%              21               21            --
                                  -----------------  ---------------                --------------  ---------------
   Total revenues/sales               294,035          282,226            4%           5,579            5,711           (2%)
                                                                                    ==============  ===============
Electric production fuels expense      53,961           31,247           73%

Purchased power expense                31,140           40,292          (23%)
                                  -----------------  ---------------
   Margin                            $208,934         $210,687           (1%)
                                  =================  ===============

Electric margin decreased $0.8 million, or 1%, and $1.8 million, or 1%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to reduced recoveries of approximately $1.8 million and $4.3 million, respectively, in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs and the impact of milder weather conditions. Increased retail sales from economic growth in the service territory partially offset these items. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense).

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for IESU for the three
----------------------
months ended June 30 were as follows:

                                  Revenues and Costs                                Dekatherms Sold
                                    (in thousands)                                   (in thousands)
                           ----------------------------------                -------------------------------
                                 2000              1999          Change          2000             1999          Change
                           -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                    $16,642          $13,034          28%             2,048            1,783           15%

Commercial                       7,617            5,968          28%             1,217            1,146            6%

Industrial                       2,187            2,033           8%               571              605           (6%)

Transportation/other               999              977           2%             2,184            2,267           (4%)
                           -----------------  ---------------                --------------  ---------------
   Total revenues/sales         27,445           22,012          25%             6,020            5,801            4%
                                                                             ==============  ===============
Cost of gas sold                16,964           11,623          46%
                           -----------------  ---------------
   Margin                      $10,481          $10,389           1%
                           =================  ===============

Gas margins and Dth sales for IESU for the six months ended June 30 were as follows:

                               Revenues and Costs                                Dekatherms Sold
                                 (in thousands)                                   (in thousands)
                        ----------------------------------                -------------------------------
                              2000            1999          Change             2000             1999          Change
                        -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                $53,856            $52,195           3%            8,104            8,638           (6%)

Commercial                  25,319             23,938           6%            4,689            5,035           (7%)

Industrial                   5,288              4,836           9%            1,382            1,478           (6%)

Transportation/other         2,411              2,339           3%            5,102            5,462           (7%)
                         -----------------  ---------------                --------------  ---------------
   Total revenues/sales     86,874             83,308           4%           19,277           20,613           (6%)
                                                                           ==============  ===============
Cost of gas sold            55,038             49,535          11%
                        -----------------  ---------------
   Margin                  $31,836            $33,773          (6%)
                        =================  ===============

Gas margin increased $0.1 million, or 1%, and decreased $1.9 million, or 6%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999. The decrease for the six months ended June 30 was primarily due to reduced natural gas sales due to milder weather.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - IESU's other operation and maintenance expenses
------------------------
decreased $0.8 million and $4.4 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999 largely due to decreases of $1.5 million and $4.1 million, respectively, in energy efficiency expenses, lower employee benefits costs and the nonrecurrence of expenses in 1999 on Year 2000 readiness efforts. Such decreases were partially offset by the timing of MGP expenditures and one-time fees related to the transfer from the MAPP reliability region to the MAIN region. Also offsetting the six-month decrease were higher nuclear operating expenses.

IESU's depreciation and amortization expense increased $1.4 million and $2.7 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to property additions.

Interest Expense and Other - Interest expense decreased $1.9 million and $2.0
--------------------------
million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to lower nuclear decommissioning trust fund earnings, which were offset entirely in "Miscellaneous, net."

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as interest expense.

Miscellaneous, net income decreased $1.1 million and increased $2.8 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999. For both periods a decrease in the nuclear decommissioning trust fund earnings previously described was partially offset by a gain on the sale of property in the second quarter of 2000. Also contributing to the increase for the six months ended June 30, 2000, was $4.1 million of interest income realized from a tax settlement in the first quarter of 2000.

Income Taxes - IESU's income tax expense decreased $0.3 million and increased
------------
$1.1 million for the three and six months ended June 30, 2000, respectively, compared with the same periods last year, primarily due to changes in taxable income. The effective income tax rates were 44.7% and 42.7% for the three and six months ended June 30, 2000, respectively, compared with 44.3% and 42.4%, respectively, for the same periods last year.

                          WP&L RESULTS OF OPERATIONS

Overview - Second Quarter Results - WP&L's earnings available for common
---------------------------------
stock increased $4.3 million for the three months ended June 30, 2000, compared with the same period in 1999. The increased earnings were primarily due to a change in estimate of WP&L's utility services rendered but unbilled at month-end, which was partially offset by a planned refueling outage at Kewaunee, which resulted in higher maintenance and purchased-power capacity costs, and increased interest expense.

Electric  Utility  Operations - Electric margins and MWH sales for WP&L for the
------------------------------
three months ended June 30 were as follows:

                                         Revenues and Costs                                   MWHs Sold
                                           (in thousands)                                   (in thousands)
                                  ----------------------------------                -------------------------------
                                        2000              1999          Change          2000             1999          Change
                                  -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                           $54,563           $49,660          10%             669              717           (7%)

Commercial                             32,240            29,445           9%             463              494           (6%)

Industrial                             52,063            41,880          24%           1,205            1,115            8%
                                  -----------------  ---------------                --------------  ---------------
   Total from ultimate customers      138,866           120,985          15%           2,337            2,326            --

Sales for resale                       29,061            23,937          21%             773              762            1%

Other                                   5,184            5,588           (7%)             13               14           (7%)
                                  -----------------  ---------------                --------------  ---------------
   Total revenues/sales               173,111          150,510           15%           3,123            3,102            1%
                                                                                    ==============  ===============
Electric production fuels expense      26,703           26,014            3%

Purchased power expense                38,063           28,425           34%
                                  -----------------  ---------------
   Margin                            $108,345          $96,071           13%
                                  =================  ===============

Electric margins and MWH sales for WP&L for the six months ended June 30 were as follows:

                                           Revenues and Costs                                   MWHs Sold
                                             (in thousands)                                   (in thousands)
                                    ----------------------------------                -------------------------------
                                          2000              1999          Change           2000             1999          Change
                                    -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                             $112,109         $103,549           8%            1,507            1,518           (1%)

Commercial                                61,935           56,461          10%              966              959            1%

Industrial                                93,333           81,479          15%            2,332            2,201            6%
                                    -----------------  ---------------                --------------  ---------------
   Total from ultimate customers         267,377          241,489          11%            4,805            4,678            3%

Sales for resale                          54,018           48,866          11%            1,562            1,575           (1%)

Other                                     14,092           10,100          40%               35               29           21%
                                    -----------------  ---------------                --------------  ---------------
   Total revenues/sales                  335,487          300,455          12%            6,402            6,282            2%
                                                                                      ==============  ===============
Electric production fuels expense         50,501           53,380          (5%)

Purchased power expense                   71,820           52,424          37%
                                    -----------------  ---------------
   Margin                               $213,166         $194,651          10%
                                    =================  ===============

Electric margin increased $12.3 million, or 13%, and $18.5 million, or 10%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to the favorable impact of approximately $10 million due to a change in estimate of WP&L's utility services rendered but unbilled at month-end and a rate recovery adjustment implemented in early May 2000 to recover higher purchased-power and transmission costs. Also contributing to the six-month increase was a $15 million rate recovery adjustment implemented in March 1999 to recover higher purchased-power and transmission costs and a 3% increase in sales to retail customers due to economic growth in the service territory. Other revenues increased for the six months ended June 30, 2000 primarily due to conservation programs for which WP&L receives a return on its invested capital.

Higher purchased-power costs resulting from the planned Kewaunee outage and the impact of milder weather conditions partially offset these items for both periods.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended June 30 were as follows:

                                 Revenues and Costs                                Dekatherms Sold
                                   (in thousands)                                   (in thousands)
                          ----------------------------------                -------------------------------
                                2000             1999          Change            2000             1999         Change
                          -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                  $11,470           $8,670            32%             1,694            1,470          15%

Commercial                     5,920            4,290            38%             1,117              991          13%

Industrial                       906              662            37%               192              178           8%

Transportation/other           1,219            1,736           (30%)            2,772            2,695           3%
                          -----------------  ---------------                --------------  ---------------
   Total revenues/sales       19,515           15,358            27%             5,775            5,334           8%
                                                                            ==============  ===============
Cost of gas sold               9,638            5,798            66%
                          -----------------  ---------------
   Margin                     $9,877           $9,560             3%
                          =================  ===============

Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows:

                                     Revenues and Costs                                Dekatherms Sold
                                       (in thousands)                                   (in thousands)
                              ----------------------------------                -------------------------------
                                    2000              1999          Change           2000             1999          Change
                              -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                       $44,483           $39,930           11%           6,987            7,327          (5%)

Commercial                         23,226            19,390           20%           4,467            4,484           --

Industrial                          3,638            3,166            15%             779              837          (7%)

Transportation/other                3,454            4,665           (26%)          6,841            6,738           2%
                              -----------------  ---------------                --------------  ---------------
   Total revenues/sales            74,801           67,151            11%          19,074           19,386          (2%)
                                                                                ==============  ===============
Cost of gas sold                   44,967           36,979            22%
                              -----------------  ---------------
   Margin                         $29,834          $30,172            (1%)
                              =================  ===============

Gas margin increased $0.3 million, or 3%, and decreased $0.3 million, or 1%, for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999.

Other Operating Expenses - Other operation and maintenance expenses increased
------------------------
$5.1 million and $15.8 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to a planned second quarter 2000 refueling outage at Kewaunee and increased transmission and distribution expenses. Also contributing to the increase for the six months ended June 30 were increased energy conservation expense and higher nuclear operations expense. Partially offsetting such increases for both periods were reduced employee benefits costs.

Depreciation and amortization expense increased $4.2 million and $5.4 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to increased earnings on the nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net") and increased amortization expense.

The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense.

Interest Expense and Other - Interest expense increased $1.2 million and $2.2
---------------------------
million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to higher borrowings outstanding in 2000.

Miscellaneous, net income increased $4.3 million and $4.1 million for the three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, due to increased earnings on the nuclear decommissioning trust fund.

Income Taxes  - Income taxes increased $3.0 million and $0.4 million for the
-------------
three and six months ended June 30, 2000, respectively, compared with the same periods in 1999, primarily due to changes in pre-tax income. The effective income tax rates were 38.4% and 37.5% for the three and six months ended June 30, 2000, respectively, compared with 36.5% and 37.0%, respectively, for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy decreased $5 million for the six months ended June 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows from financing activities increased $428 million for the six months ended June 30, 2000, compared with the same period in 1999, primarily as a result of changes in the amount of debt outstanding. Cash flows used for investing activities increased $502 million for the six months ended June 30, 2000, compared with the same period in 1999, due to increased levels of construction and acquisition expenditures primarily in the non-regulated businesses including the $347 million invested in Brazil in January 2000.

Cash flows from operating activities at IESU increased $34 million for the six months ended June 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows used for financing activities decreased $33 million for the six months ended June 30, 2000, compared with the same period in 1999, due to decreased common stock dividends in 2000. The dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. Cash flows used for investing activities increased $13 million for the six months ended June 30, 2000, compared with the same period in 1999, due to increased levels of construction expenditures.

Cash flows from operating activities at WP&L increased $14 million for the six months ended June 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows used for financing activities decreased $1 million for the six months ended June 30, 2000, compared with the same period in 1999, as WP&L did not declare a common stock dividend during the first six months of 2000 due to management of its capital structure. This was offset by changes in the amount of debt outstanding. Cash flows used for investing activities increased $11 million for the six months ended June 30, 2000, compared with the same period in 1999, primarily due to increased levels of construction expenditures.

Future Considerations

On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million. As part of this investment, Resources acquired a 49.1% ownership interest in Companhia Forca e Luz Cataguazes-Leopoldina (Cataguazes), an electric utility. Cataguazes owns a majority stake in CENF, another electric utility company, as well as a majority interest in Energisa S.A., an energy development company. As part of the same investment, Resources directly acquired a 45.6% interest in Energisa S.A. itself, which holds majority stakes in two regulated utilities (Energipe and Celb). As part owner of Cataguazes, Resources will hold both indirect and direct interests in Energisa S.A. The investment is anticipated to dilute Alliant Energy's earnings per share by approximately 3% in 2000, with positive contributions to earnings expected in subsequent years. Resources, through its wholly owned subsidiary, International, initially financed the Brazil investment with cash made available through the internal transfer of existing non-regulated corporate assets. Resources has entered into a shareholders agreement with the Brazilian companies, which would allow it to name two directors to the boards of each company and its subsidiaries. The agreement will also provide Resources with a role in selecting each company's management team, along with voting rights relating to critical issues at the Brazilian companies and their subsidiaries. The investment is accounted for under the equity method.

As a result of a sale by Whiting of its interest in an offshore oil and gas production property in the fourth quarter of 1999, Whiting has a potential gain contingency of $500,000 relating to the sale that will be resolved in the fourth quarter of 2000. Such gain contingency has not yet been recognized in income.

Refer to "Other Matters - Accounting Pronouncements" for a discussion of $402.5 million of exchangeable senior notes issued by Resources in February 2000.

Financing and Capital Structure

WP&L issued $100 million of senior unsecured debentures in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

Refer to "Other Matters - Accounting Pronouncements" for a discussion of $402.5 million of exchangeable senior notes issued by Resources in February 2000.

Capital Requirements

Refer to "Other Matters - Environmental" for a discussion of various issues impacting Alliant Energy's future capital requirements.

Nuclear Facilities - In February 1999, Alliant Energy, NSP, WPSC and WEPCO
------------------
announced the formation of the NMC to sustain long-term safety, optimize reliability and improve the operational performance of their nuclear generating plants. Combined, the NMC members operate seven nuclear generating units at five plants. In October 1999, Alliant Energy received approval from the SEC, under PUHCA, to form Alliant Energy Nuclear LLC, whose purpose is solely to invest in the NMC. Such investment has been made and Alliant Energy Nuclear LLC now has a 25% ownership interest in the NMC. In November 1999, the NMC members applied to the NRC to allow the NMC to operate the plants owned or co-owned by the four utilities. Applications to the PSCW, MPUC and the SEC to allow the purchase of operating services were also made at that time. In May 2000, the NRC approved the transfer of operating authority to the NMC for DAEC and Kewaunee which was completed for both plants in August 2000. The utilities will continue to own their respective plants, be entitled to energy generated at the plants, and retain the financial obligations for their safe operation, maintenance and decommissioning.

Rates and Regulatory Matters

In February and April of 2000, the OCA requested certain financial information related to the electric utility operations within the state of Iowa from IESU and IPC, respectively. IESU and IPC have responded to its data requests including follow-up requests in May and June of 2000. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU and/or IPC in Iowa.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. If WP&L's earnings exceed its authorized return on equity, the incremental revenues collected causing the excessive return are subject to refund. WP&L does not believe any revenues collected to-date are subject to refund. In December 1999, WP&L requested a $26 million retail electric rate increase to reflect higher purchased-power and transmission costs. Effective May 5, 2000, the PSCW granted WP&L a $16.5 million annual retail electric rate increase.

In April 2000, the intervenors who had appealed the PSCW's order to grant WP&L rate recovery of $6.3 million of its Year 2000 program expenditures withdrew their appeal. WP&L began recovering such costs in May 2000.

                                 OTHER MATTERS

Labor Issues

The collective bargaining agreements at Alliant Energy cover approximately 50% of all Alliant Energy employees. All agreements that had expired in 1999 and 2000 have been ratified and renewed. There are no other agreements expiring in 2000.

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

Equity Price Risk - At June 30, 2000 and December 31, 1999, Alliant Energy
-----------------
had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $1,175 million and $1,124 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability within Resources' exchangeable senior notes. Refer to "Accounting Pronouncements" for additional information. A 10% increase (decrease) in the quoted market price of McLeod at June 30, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading. At June 30, 2000, the McLeod available for sale securities were valued at $852 million. A 10% increase (decrease) in the quoted market prices would have increased (decreased) the value of the investment by approximately $85 million. At December 31, 1999, Alliant Energy also had various investments accounted for under the cost method, in publicly traded utility companies in New Zealand and Australia which were valued at $97 million. A 10% increase (decrease) in the quoted market prices at December 31 would have increased (decreased) the value of the investment at December 31, 1999 by approximately $9.7 million. In the second quarter of 2000, Capstone completed its initial public offering and Alliant Energy's $10 million investment in Capstone was valued at $68 million at June 30, 2000. A 10% increase (decrease) in the quoted market price at June 30, 2000 would have increased (decreased) the value of the investment by approximately $6.8 million.

Currency Risk - Alliant Energy has investments in various countries where the
-------------
net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At June 30, 2000 and December 31, 1999, Alliant Energy had a cumulative foreign currency translation loss of $27.8 million and $9.6 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets. The increase in the cumulative foreign currency translation loss is due to declines in both the New Zealand and Brazil exchange rates. Based on Alliant Energy's investments at June 30, 2000 and December 31, 1999, a 10% sustained increase (decrease) over the next twelve months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $49.0 million and $17.2 million, respectively. The significant increase in the cumulative translation adjustment account at June 30 is primarily due to the increase in the amount of Resources' investment in Brazil at June 30, 2000 compared with December 31, 1999.

Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, which has been amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133, an amendment of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to: (a) derivative instruments; and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Alliant Energy, through the use of a cross-functional project team involving both Alliant Energy employees and a consultant, has completed the process of identifying all derivative instruments, determining fair market values of derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, Alliant Energy adopted SFAS 133 as of July 1, 2000.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

A limited number of Alliant Energy's fixed price commodity contracts are defined as derivatives under SFAS 133. Alliant Energy uses these contracts and other financial derivative instruments to mitigate commodity price risk related to the purchase or sale of natural gas, coal and oil in both its utility and non-regulated businesses. Alliant Energy has designated many of these instruments as hedges of the anticipated purchases or sales of the commodity. The fair market values of these derivative instruments have been recorded as assets and liabilities on the balance sheet and in the transition adjustment in accordance with the transition provisions of SFAS 133. Future changes in the fair market values of these instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in other comprehensive income. At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income will be reported in the Consolidated Statements of Income. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in earnings.

At maturity, the holders of Resources' exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant Energy split the value of the notes into a debt component and a derivative component. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. Subsequent changes in the fair market value of the option will be reflected as an increase or decrease in Alliant Energy's reported net income. The carrying amount of the host debt security will be adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, "Interest on Receivables and Payables."

Prior to the adoption of SFAS 133, changes in fair value of all of Alliant Energy's McLeod stock had been recorded in the accumulated other comprehensive income component of shareowners' equity on Alliant Energy's Consolidated Balance Sheets, as these securities had been classified as available for sale. With the adoption of SFAS 133, Alliant Energy classified 15.6 million of its 57 million shares (adjusted for the 3-for-1 stock split effective April 24, 2000) of McLeod stock as trading securities. Subsequent changes in the fair value of the shares classified as trading will be reflected as increases or decreases in Alliant Energy's net income. These trading gains or losses are expected to correspond with and substantially offset changes in the intrinsic value of the derivative component of Resources' exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy's net income.

The financial statement impact of recording the various SFAS 133 transactions at July 1, 2000 was as follows (in millions):

                                                                                                     Amount
                     Financial Statement Account                    Financial Statement         Increase (Decrease)
------------------------------------------------------------     --------------------------   -------------------------
Other assets                                                     Balance sheet                          $2.0
Other liabilities (a)                                            Balance sheet                        302.2
Cumulative effect of a change in accounting principle
   (other comprehensive income) (b)                              Balance sheet                         (6.6)
Other comprehensive income (c)                                   Balance sheet                       (187.3)
Long-term debt (d)                                               Balance sheet                       (310.3)
Cumulative effect of a change in accounting principle (e)        Income statement                       16.7
Pre-tax gain on transfer to trading account (f)                  Income statement                     321.4
Deferred tax expense (f)                                         Income statement                     134.1

(a) Includes the embedded derivative component of Resources' exchangeable senior notes of $283.7 million
(b) Result of the difference between the new and previous carrying values of certain derivatives in accordance with the transition provisions of SFAS 133
(c) Represents the net of tax reduction to other comprehensive income resulting from the classification of approximately 15.6 million shares of McLeod as trading securities (equal to the amount of two line items in (f))
(d)  Adjustment to the debt component of Resources' exchangeable senior notes
(e)  Primarily the result of establishing  the required  carrying values of both
     the derivative  and  the  debt  components   associated   with  Resources'
     exchangeable senior notes as compared to the previous carrying values
(f) Gain and tax expenses associated with the transfer of approximately 15.6 million shares of McLeod from available for sale securities to trading securities

Environmental

A summary of Alliant Energy's environmental issues is included in the Form 10-K, filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1999. Set forth below are several developments relating to Alliant Energy's environmental issues.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air Act Acid Rain permit and CEMS. IPC has informed its environmental regulators and has installed the CEMS and obtained the permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, the EPA determined that Lansing units 1 and 2 are affected units. Therefore, in the third quarter of 1999, IPC installed the CEMS at both of these facilities and in December 1999, IPC submitted its certification to the EPA for the Lansing facility. IPC received a settlement offer from the EPA, dated December 3, 1999, to settle the matter for $550,000. IPC has since responded with a counteroffer, and the parties have reached an agreement in principle which contemplates a civil penalty payment and the performance of a supplemental environmental project with a combined value of approximately $400,000. In July 2000, a consent order was signed by the EPA and the DOJ approving this agreement. The amount becomes payable after a 30-day comment period. IPC had established the necessary liability for the expected settlement obligation relating to this issue.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their state implementation plans to address the NOx issue. On May 25, 1999, a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000, the court affirmed EPA's NOx rule for the affected states. However, the court found that the EPA had failed to explain how Wisconsin contributes significantly to non-attainment in any other state and therefore vacated the rule for Wisconsin. This decision had been appealed by some of the affected states. On June 22, 2000, the ruling was upheld by the U.S. Court of Appeals and Wisconsin is still excluded.

Although Wisconsin is not included in the Federal rule, Wisconsin is still subject to the Clean Air Act due to its non-attainment status with respect to the one-hour ozone standard in the Lake Michigan region. WDNR has developed a draft rule that contains a plan for the state to meet the one-hour ozone attainment standard. The plan focuses on Rate of Progress requirements that are specified by the Clean Air Act for the years 2002, 2005 and 2007. The draft rule requires NOx reductions in a Primary Ozone Control Region consisting of counties that are currently in non-attainment of the one-hour ozone standard which includes WP&L's Edgewater power plant. The remaining Alliant Energy Wisconsin power plants will be included in a Secondary Ozone Control Region. The plan also includes performance standards and averaging within each Region. Alliant Energy is currently evaluating various alternatives to achieve the proposed reductions and continues to evaluate various options to reduce the emission levels. Based on existing technology, the preliminary estimates are that capital investments in the range of $50 million to $100 million could be required.

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

On April 25, 2000, Alliant Energy issued a request for proposal for a contract to construct a 500-600 megawatt power plant in Wisconsin. The construction of the facility will assist Alliant Energy in meeting its growing demands for electricity, will enable Alliant Energy to place a greater reliance on internal generation versus purchased-power and will also help Alliant Energy maintain the required 18% reserve margin in Wisconsin. Proposals were received in June 2000 and are currently being evaluated. Construction is anticipated to begin in the second quarter of 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY
At Alliant Energy's annual meeting of shareowners held on May 17, 2000, Erroll B. Davis, Jr., Lee Liu, Milton E. Neshek, Robert W. Schlutz and Wayne
H. Stoppelmoor were elected as directors of Alliant Energy for terms expiring in 2003. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
--------------------              ----------         --------------
Erroll B. Davis, Jr.              64,035,461            1,423,810
Lee Liu                           64,067,501            1,391,770
Milton E. Neshek                  64,166,051            1,293,220
Robert W. Schlutz                 64,251,281            1,207,990
Wayne H. Stoppelmoor              64,182,379            1,276,892

The following table sets forth the other directors of Alliant Energy whose terms of office continued after the 2000 annual meeting.


Name of Director               Year in Which Term Expires
----------------               ---------------------------
Jack B. Evans                             2001
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Judith D. Pyle                            2001
Alan B. Arends                            2002
Rockne G. Flowers                         2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002


WP&L

At WP&L's annual meeting of shareowners held on May 24, 2000, Erroll B. Davis, Jr., Lee Liu, Milton E. Neshek, Robert W. Schlutz and Wayne H. Stoppelmoor were elected as directors of WP&L for terms expiring in 2003. The following sets forth certain information with respect to the election of these directors at the annual meeting.

Name of Nominee                    Votes For         Votes Withheld
-------------------               ----------         ---------------
Erroll B. Davis, Jr.              13,624,902              2,835
Lee Liu                           13,624,967              2,770
Milton E. Neshek                  13,624,932              2,805
Robert W. Schlutz                 13,625,353              2,384
Wayne H. Stoppelmoor              13,625,175              2,562


The following table sets forth the other directors of WP&L    whose terms of
office continued after the 2000 annual meeting.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Jack B. Evans                             2001
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Judith D. Pyle                            2001
Alan B. Arends                            2002
Rockne G. Flowers                         2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002


IESU

At IESU's annual meeting of shareowners held on May 15, 2000, Erroll B. Davis, Jr., Lee Liu, Milton E. Neshek, Robert W. Schlutz and Wayne H. Stoppelmoor were elected as directors of IESU for terms expiring in 2003. Alliant Energy voted all of the outstanding shares of common stock of IESU (consisting of 13,370,788 shares) in favor of the election of the aforementioned individuals.

The following table sets forth the other directors of IESU whose terms of office continued.

Name of Director               Year in Which Term Expires
----------------               --------------------------
Jack B. Evans                             2001
Joyce L. Hanes                            2001
Arnold M. Nemirow                         2001
Judith D. Pyle                            2001
Alan B. Arends                            2002
Rockne G. Flowers                         2002
Katharine C. Lyall                        2002
Anthony R. Weiler                         2002


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The following Exhibits are filed herewith.
     ---------

     10.1 Corporate Services Key Employee Deferred Compensation Plan, as amended and restated

     10.2 Alliant Energy Deferred Compensation Plan for Directors, as amended and restated

     10.3 Corporate Services Grantor Trust for Deferred Compensation Agreements

     10.4 Alliant Energy Grantor Trust for Deferred Compensation Agreements

     27.1 Financial Data Schedule for Alliant Energy Corporation at and for the period ended June 30, 2000

     27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended June 30, 2000

     27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended June 30, 2000

(b) Reports on Form 8-K:
------------------------

Alliant Energy

Alliant Energy filed a Current Report on Form 8-K, dated April 7, 2000, reporting (under Item 5) that it will incur a non-cash charge to income of $25 million, or 31 cents per share, in the first quarter of 2000 to recognize an increase in Alliant Energy's obligation relating to certain 30-year exchangeable senior notes issued in February 2000.

Alliant Energy filed a Current Report on Form 8-K, dated April 21, 2000, reporting (under Item 5) its earnings for the quarter ended March 31, 2000.

WP&L - None.

IESU - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August 2000.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant
By: /s/ Daniel A. Doyle                     Vice President-Chief Accounting and Financial Planning Officer
-----------------------
Daniel A. Doyle                             (Principal Accounting Officer and Authorized Signatory)


IES UTILITIES INC.
------------------
Registrant

By: /s/ Daniel A. Doyle                     Vice President-Chief Accounting and Financial Planning Officer
-------------------------
Daniel A. Doyle                             (Principal Accounting Officer and Authorized Signatory)


WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ Daniel A. Doyle                     Vice President-Chief Accounting and Financial Planning Officer
-----------------------
Daniel A. Doyle                             (Principal Accounting Officer and Authorized Signatory)