Form 10-Q
period 2000-09-30
ALLIANT ENERGY CORP; IES UTILITIES INC; WISCONSIN POWER & LIGHT CO
filed 2000-11-13
CIK 352541, 52485, 107832

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000
                                     ------------------

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934
      For the transition period from _______ to _______

Commission        Name of Registrant, State of Incorporation,                         IRS Employer
File Number       Address of Principal Executive Offices and Telephone Number    Identification Number
-----------       -----------------------------------------------------------    ----------------------
1-9894            ALLIANT ENERGY CORPORATION                                          39-1380265
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

0-4117-1          IES UTILITIES INC.                                                  42-0331370
                  (an Iowa corporation)
                  Alliant Energy Tower
                  Cedar Rapids, Iowa  52401
                  Telephone (319)398-4411

0-337             WISCONSIN POWER AND LIGHT COMPANY                                   39-0714890
                  (a Wisconsin corporation)
                  222 West Washington Avenue
                  Madison, Wisconsin  53703
                  Telephone (608)252-3311

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.  Yes   X       No
                                                      ------       -------

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

Number of shares outstanding of each class of common stock as of October 31,
2000:
Alliant Energy Corporation         Common stock, $.01 par value, 79,007,414
                                   shares outstanding

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

                                                     CONTENTS

                                                                                                     Page
                                                                                                     ----
Part I.         Financial Information                                                                  4

     Item 1.    Consolidated Financial Statements                                                      4

                Alliant Energy Corporation:
                ---------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                                       4
                Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999             5
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999                                                       7
                Notes to Consolidated Financial Statements                                             8

                IES Utilities Inc.:
                -------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                                      15
                Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999            16
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999                                                      18
                Notes to Consolidated Financial Statements                                            19

                Wisconsin Power and Light Company:
                ----------------------------------
                Consolidated Statements of Income for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                                      21
                Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999            22
                Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999                                                      24
                Notes to Consolidated Financial Statements                                            25

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            27

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            41

Part II.        Other Information                                                                     41

     Item 1.    Legal Proceedings                                                                     41

     Item 6.    Exhibits and Reports on Form 8-K                                                      41

                Signatures                                                                            43


                                                    DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:

Abbreviation or Acronym                                  Definition
-----------------------                                  ----------
Alliant Energy......................................     Alliant Energy Corporation
APB.................................................     Accounting Principle Board Opinion
ATC.................................................     American Transmission Company, LLC
Capstone............................................     Capstone Turbine Corporation
CEMS................................................     Continuous Emission Monitoring System
CMS Energy..........................................     CMS Energy Corporation
Corporate Services..................................     Alliant Energy Corporate Services, Inc.
DAEC................................................     Duane Arnold Energy Center
Dth ................................................     Dekatherm
EAC.................................................     Energy Adjustment Clause
EITF................................................     Emerging Issues Task Force
EPA ................................................     United States Environmental Protection Agency
FERC................................................     Federal Energy Regulatory Commission
IESU................................................     IES Utilities Inc.
Investments ........................................     Alliant Energy Investments, Inc.
IPC.................................................     Interstate Power Company
ISCO................................................     Alliant Energy Industrial Services, Inc.
ISO.................................................     Independent System Operator
IUB.................................................     Iowa Utilities Board
Kewaunee ...........................................     Kewaunee Nuclear Power Plant
kV..................................................     Kilovolt
MAIN................................................     Mid-America Interconnected Network, Inc.
MAPP................................................     Mid-Continent Area Power Pool
McLeod .............................................     McLeodUSA Incorporated
MD&A ...............................................     Management's Discussion and Analysis of Financial
                                                         Condition and Results of Operations
MPUC................................................     Minnesota Public Utilities Commission
MWH ................................................     Megawatt-Hour
NMC.................................................     Nuclear Management Company, LLC
NOx ................................................     Nitrogen Oxides
NRC.................................................     Nuclear Regulatory Commission
NSP.................................................     Northern States Power Company
OCA ................................................     Office of Consumer Advocate
PGA.................................................     Purchased Gas Adjustment
PSCW................................................     Public Service Commission of Wisconsin
PUHCA ..............................................     Public Utility Holding Company Act of 1935
Resources...........................................     Alliant Energy Resources, Inc.
RTO.................................................     Regional Transmission Organization
SEC.................................................     Securities and Exchange Commission
SFAS................................................     Statement of Financial Accounting Standards
South Beloit .......................................     South Beloit Water, Gas & Electric Company
Transportation .....................................     Alliant Energy Transportation, Inc.
U.S. ...............................................     United States
WDNR ...............................................     Wisconsin Department of Natural Resources
WEPCO...............................................     Wisconsin Electric Power Company
Whiting ............................................     Whiting Petroleum Corporation
WP&L ...............................................     Wisconsin Power and Light Company
WPSC................................................     Wisconsin Public Service Corporation
WUHCA...............................................     Wisconsin Utility Holding Company Act

                          PART I. FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ALLIANT ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       For the Three Months             For the Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       2000            1999            2000            1999
-----------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                     $480,763        $475,423      $1,248,228      $1,192,913
  Gas utility                                            41,369          33,473         226,156         213,357
  Non-regulated and other                               136,290          89,440         377,453         225,035
                                                   -------------   -------------    ------------    ------------
                                                        658,422         598,336       1,851,837       1,631,305
                                                   -------------   -------------    ------------    ------------
Operating expenses:
  Electric and steam production fuels                    80,605          80,250         213,990         199,013
  Purchased power                                        85,553          74,802         222,690         199,308
  Cost of utility gas sold                               22,660          14,458         136,642         118,468
  Other operation and maintenance                       223,752         196,644         677,260         531,047
  Depreciation and amortization                          79,625          74,542         233,506         218,656
  Taxes other than income taxes                          26,206          26,839          79,171          80,767
                                                   -------------   -------------    ------------    ------------
                                                        518,401         467,535       1,563,259       1,347,259
                                                   -------------   -------------    ------------    ------------
Operating income                                        140,021         130,801         288,578         284,046
                                                   -------------   -------------    ------------    ------------
Interest expense and other:
  Interest expense                                       45,040          32,232         127,452         100,347
  Allowance for funds used during construction           (2,186)         (1,667)         (6,825)         (5,383)
  Preferred dividend requirements of subsidiaries         1,679           1,677           5,035           5,029
  Gain on reclassification of investments              (321,349)              -        (321,349)              -
  Gains on sales of McLeodUSA Inc. stock                      -               -         (10,206)        (33,826)
  Miscellaneous, net                                    (18,106)        (15,521)        (40,546)        (25,528)
                                                   -------------   -------------    ------------    ------------
                                                       (294,922)         16,721        (246,439)         40,639
                                                   -------------   -------------    ------------    ------------
Income before income taxes                              434,943         114,080         535,017         243,407
                                                   -------------   -------------    ------------    ------------
Income taxes                                            175,403          42,585         213,879          91,623
                                                   -------------   -------------    ------------    ------------
Income before cumulative effect of a change in
   accounting principle                                 259,540          71,495         321,138         151,784
                                                   -------------   -------------    ------------    ------------
Cumulative effect of a change in accounting
   principle, net of tax                                 16,708               -          16,708               -
                                                   -------------   -------------    ------------    ------------
Net income                                             $276,248         $71,495        $337,846        $151,784
                                                   =============   =============    ============    ============
Average number of common shares outstanding-basic        79,004          78,569          79,001          78,187
                                                   =============   =============    ============    ============
Earnings per average common share - basic:
     Income before cumulative effect of a change
          in accounting principle                         $3.29           $0.91           $4.07           $1.94
     Cumulative effect of a change in accounting
          principle                                        0.21               -            0.21               -
                                                   -------------   -------------    ------------    ------------
     Net income                                           $3.50           $0.91           $4.28           $1.94
                                                   =============   =============    ============    ============
Average number of common shares outstanding-
   diluted                                               79,160          78,571          79,202          78,191
                                                   =============   =============    ============    ============
Earnings per average common share - diluted:
     Income before cumulative effect of a change
          in accounting principle                         $3.28           $0.91           $4.06           $1.94
     Cumulative effect of a change in accounting
          principle                                        0.21               -            0.21               -
                                                   -------------   -------------    ------------    ------------
     Net income                                           $3.49           $0.91           $4.27           $1.94
                                                   =============   =============    ============    ============
Dividends declared per common share                       $0.50           $0.50           $1.50           $1.50
                                                   =============   =============    ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                   ALLIANT ENERGY CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,
                                                                                             2000                December 31,
ASSETS                                                                                    (Unaudited)                1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                 $5,158,283              $5,032,675
      Gas                                                                                         565,054                 540,874
      Other                                                                                       462,159                 458,547
                                                                                      --------------------    --------------------
                                                                                                6,185,496               6,032,096
    Less - Accumulated depreciation                                                             3,258,295               3,077,459
                                                                                      --------------------    --------------------
                                                                                                2,927,201               2,954,637
    Construction work in progress                                                                 142,603                 119,276
    Nuclear fuel, net of amortization                                                              46,568                  54,363
                                                                                      --------------------    --------------------
                                                                                                3,116,372               3,128,276
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $204,187 and $184,722, respectively                          474,657                 357,758
                                                                                      --------------------    --------------------
                                                                                                3,591,029               3,486,034
                                                                                      --------------------    --------------------

----------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                              71,269                 113,669
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $2,783 and $2,253, respectively                                                           77,589                  67,299
    Unbilled utility revenues                                                                      59,874                  48,033
    Other, less allowance for doubtful accounts
      of $465 and $954, respectively                                                               19,101                  30,095
  Production fuel, at average cost                                                                 54,416                  49,657
  Materials and supplies, at average cost                                                          55,662                  52,440
  Gas stored underground, at average cost                                                          45,933                  23,151
  Regulatory assets                                                                                29,562                  33,439
  Prepaid gross receipts tax                                                                       16,760                  20,864
  Other                                                                                            55,608                  47,339
                                                                                      --------------------    --------------------
                                                                                                  485,774                 485,986
                                                                                      --------------------    --------------------

----------------------------------------------------------------------------------------------------------------------------------

Investments:
  Investment in available-for-sale securities of McLeodUSA Inc.                                   588,642               1,123,790
  Investment in trading securities of McLeodUSA Inc.                                              223,726                      --
  Investments in foreign entities                                                                 529,581                 198,055
  Nuclear decommissioning trust funds                                                             291,280                 271,258
  Other                                                                                           173,412                  59,866
                                                                                      --------------------    --------------------
                                                                                                1,806,641               1,652,969
                                                                                      --------------------    --------------------

----------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                               255,795                 263,610
  Deferred charges and other                                                                      208,202                 187,084
                                                                                      --------------------    --------------------
                                                                                                  463,997                 450,694
                                                                                      --------------------    --------------------

----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                   $6,347,441              $6,075,683
                                                                                      ====================    ====================

----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                             ALLIANT ENERGY CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                            September 30,
                                                                                                 2000                 December 31,
CAPITALIZATION AND LIABILITIES                                                               (Unaudited)                  1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands, except share amounts)
Capitalization:
  Common stock - $.01 par value - authorized 200,000,000 shares;
    outstanding 79,010,970 and 78,984,014 shares, respectively                                       $790                      $790
  Additional paid-in capital                                                                      947,498                   942,408
  Retained earnings                                                                               796,835                   577,464
  Accumulated other comprehensive income                                                          333,850                   634,903
  Shares acquired for deferred compensation trust - 27,516 shares
    at an average cost of $29.47 per share                                                           (811)                        -
                                                                                     ---------------------     ---------------------
       Total common equity                                                                      2,078,162                 2,155,565
                                                                                     ---------------------     ---------------------

  Cumulative preferred stock of subsidiaries, net                                                 113,752                   113,638
  Long-term debt (excluding current portion)                                                    1,591,859                 1,486,765
                                                                                     ---------------------     ---------------------
                                                                                                3,783,773                 3,755,968
                                                                                     ---------------------     ---------------------

------------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                             92,704                    54,795
  Variable rate demand bonds                                                                       55,100                    55,100
  Commercial paper                                                                                412,755                   374,673
  Notes payable                                                                                    35,034                    50,046
  Accounts payable                                                                                184,675                   191,149
  Accrued interest                                                                                 39,035                    24,818
  Accrued taxes                                                                                   119,309                    78,825
  Other                                                                                           129,252                   104,219
                                                                                     ---------------------     ---------------------
                                                                                                1,067,864                   933,625
                                                                                     ---------------------     ---------------------

------------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                               957,998                 1,018,482
  Accumulated deferred investment tax credits                                                      68,719                    71,857
  Derivative liability                                                                            185,976                         -
  Environmental liabilities                                                                        66,260                    65,327
  Pension and other benefit obligations                                                            62,582                    61,988
  Other                                                                                           154,269                   168,436
                                                                                     ---------------------     ---------------------
                                                                                                1,495,804                 1,386,090
                                                                                     ---------------------     ---------------------

------------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                           $6,347,441                $6,075,683
                                                                                     =====================     =====================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          ALLIANT ENERGY CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        For the Nine Months Ended September 30,
                                                                               2000                   1999
---------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Cash flows from operating activities:
  Net income                                                                   $337,846               $151,784
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and amortization                                               233,506                218,656
    Amortization of nuclear fuel                                                 13,907                 14,099
    Amortization of deferred energy efficiency expenditures                      19,065                 19,433
    Deferred taxes and investment tax credits                                   117,229                (14,281)
    Refueling outage provision                                                    7,372                  6,193
    Gains on dispositions of assets, net                                        (18,390)               (44,534)
    Gain on reclassification of investments                                    (321,349)                     -
    Cumulative effect of a change in accounting principle, net of tax           (16,708)                     -
    Equity income from unconsolidated investments, net                          (12,598)                (3,443)
    Other                                                                        (3,459)                (3,069)
  Other changes in assets and liabilities:
    Accounts receivable                                                         (11,137)                (4,255)
    Notes receivable                                                              5,965                  7,193
    Income tax refunds receivable                                                (3,891)                 1,270
    Production fuel                                                              (4,759)                 6,152
    Gas stored underground                                                      (22,782)                   558
    Prepaid gross receipts tax                                                    4,104                  5,650
    Accounts payable                                                             (6,474)               (25,910)
    Accrued payroll and vacations                                                 2,134                  6,056
    Accrued interest                                                             14,217                  2,326
    Accrued taxes                                                                40,484                 15,299
    Adjustment clause balances                                                   (2,408)               (17,228)
    Benefit obligations and other                                               (11,637)                24,810
                                                                    --------------------   --------------------
       Net cash flows from operating activities                                 360,237                366,759
                                                                    --------------------   --------------------
---------------------------------------------------------------------------------------------------------------
Cash flows from (used for) financing activities:
    Common stock dividends declared                                            (118,475)              (117,121)
    Proceeds from issuance of common stock                                          817                 28,652
    Net change in Resources' credit facility                                     51,652                 76,995
    Proceeds from issuance of exchangeable senior notes                         402,500                      -
    Proceeds from issuance of other long-term debt                              118,649                 12,162
    Reductions in other long-term debt                                          (63,282)               (73,784)
    Net change in other short-term borrowings                                   (28,550)                30,233
    Principal payments under capital lease obligations                           (8,611)                (9,461)
    Other                                                                       (15,501)                   179
                                                                    --------------------   --------------------
        Net cash flows from (used for) financing activities                     339,199                (52,145)
                                                                    --------------------   --------------------
 ---------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
    Construction and acquisition expenditures:
       Utility                                                                 (212,440)              (182,039)
       Non-regulated businesses                                                (564,568)              (131,374)
    Nuclear decommissioning trust funds                                         (19,879)               (19,879)
    Proceeds from disposition of assets                                          69,355                 71,718
    Shared savings program                                                      (15,819)               (15,219)
    Other                                                                         1,515                   (620)
                                                                    --------------------   --------------------
       Net cash flows used for investing activities                            (741,836)              (277,413)
                                                                    --------------------   --------------------
 ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                  (42,400)                37,201
                                                                    --------------------   --------------------
---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at beginning of period                      113,669                 31,827
                                                                    --------------------   --------------------
 ---------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of period                            $71,269                $69,028
                                                                    ====================   ====================
 ---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
       Interest                                                                $111,202                $93,854
                                                                    ====================   ====================
       Income taxes                                                             $61,298                $89,773
                                                                    ====================   ====================
    Noncash investing and financing activities:
       Capital lease obligations incurred                                          $338                $23,793
                                                                    ====================   ====================
 ---------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, have been made. Because of the seasonal nature of IESU's, WP&L's and IPC's operations, results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. Alliant Energy's comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

                                                                For the Three Months Ended                For the Nine Months
                                                                       September 30,                      Ended September 30,
                                                                  2000               1999               2000               1999
                                                              --------------- -- --------------    --------------- --- -------------
  Net income                                                      $276,248            $71,495          $337,846           $151,784

    Other comprehensive income (loss):
       Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during
           period, net of tax (1)                                 (132,251)           177,896           (63,414)           337,669
         Less:  adjustment for gain on reclassification of
           investments included in net income, net of tax (2)     (187,296)                 --         (187,296)                --
         Less:  reclassification adjustment for other gains
           included in net income, net of tax (3)                     (238)                 --           (6,566)           (21,324)
                                                              ---------------    --------------    ---------------     -------------
       Net unrealized gains (losses) on securities                (319,785)           177,896          (257,276)           316,345
                                                              ---------------    --------------    ---------------     -------------

       Foreign currency translation adjustments                    (22,335)            (2,884)          (40,553)            (3,737)
                                                              ---------------    --------------    ---------------     -------------

       Unrealized losses on derivatives qualified as hedges:
         Unrealized holding losses arising during period due
           to cumulative effect of a change in accounting
              principle, net of tax                                 (6,582)                 --           (6,582)                --
         Other unrealized holding losses arising during
           period, net of tax                                         (177)                 --             (177)                --
         Less:  reclassification adjustment for losses
           included in net income, net of tax                        3,535                  --            3,535                 --
                                                              ---------------    --------------    ---------------     -------------
       Net unrealized losses on qualifying derivatives              (3,224)                 --           (3,224)                --
                                                              ---------------    --------------    ---------------     -------------

    Other comprehensive income (loss)                             (345,344)           175,012          (301,053)           312,608

                                                              ---------------    --------------    ---------------     -------------
  Comprehensive income (loss)                                     ($69,096)          $246,507           $36,793           $464,392
                                                              ===============    ==============    ===============     =============

(1) Primarily due to quarterly adjustments to the estimated fair value of Alliant Energy's investments in McLeod and Capstone. Alliant Energy invested $10 million in Capstone in March 2000. Capstone and Resources also entered into a non-exclusive distribution agreement in which Resources will act as a distributor for Capstone's MicroTurbine power generation systems and solutions.

(2) Prior to the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," changes in the fair value of all of Alliant Energy's McLeod stock holdings had been recorded in the accumulated other comprehensive income component of common equity on Alliant Energy's Consolidated Balance Sheets, as these securities had been classified as available-for-sale. With the adoption of SFAS 133 on July 1, 2000, Alliant Energy designated 15.6 million of its beneficial ownership in approximately 57 million shares of McLeod stock as trading securities. Alliant Energy recorded pre-tax net income of $321 million in the third quarter of 2000, relating to the unrealized appreciation in value of the 15.6 million shares. Subsequent changes in the fair value of the shares designated as trading will be reflected as increases or decreases in Alliant Energy's net income. Refer to Note 10 for additional information.

(3) The first quarter 2000 earnings included a pre-tax gain of $10.2 million ($0.08 per basic and diluted share) from the sale of 450,000 shares (as adjusted for the 3-for-1 stock split effective April 2000) of McLeod stock held by Alliant Energy. The second quarter 1999 earnings included a pre-tax gain of $33.8 million ($0.27 per basic and diluted share) from the sale of approximately 3,840,000 shares (as adjusted for both the 2-for-1 stock split effective July 1999 and the 3-for-1 stock split effective April 2000) of McLeod stock held by Alliant Energy. Alliant Energy still held beneficial ownership in approximately 57 million shares of McLeod stock as of September 30, 2000.

3. Certain financial information relating to Alliant Energy's significant business segments is presented below:

                                 ------------------------------------------------------
                                             Regulated Domestic Utilities                                                 Alliant
                                 ------------------------------------------------------     Non-regulated                 Energy
                                    Electric       Gas         Other        Total            Businesses      Other     Consolidated
                                 --------------------------------------------------------------------------------------------------
                                                                            (in thousands)
       Three Months Ended
       September 30, 2000
       ------------------
       Operating revenues           $480,763     $41,369      $8,507       $530,639          $128,485       ($702)        $658,422
       Operating income (loss)       143,962      (2,938)      1,613        142,637            (2,704)         88          140,021
       Net income (loss)                                                     68,378           208,038        (168)         276,248

       Three Months Ended
       September 30, 1999
       ------------------
       Operating revenues           $475,423     $33,473      $6,892       $515,788           $83,069       ($521)        $598,336
       Operating income (loss)       137,795      (4,906)        (71)       132,818            (1,969)        (48)         130,801
       Net income                                                            62,805             7,359       1,331           71,495

       Nine Months Ended
       September 30, 2000
       ------------------
       Operating revenues         $1,248,228    $226,156     $24,085     $1,498,469          $355,257     ($1,889)      $1,851,837
       Operating income (loss)       268,834      11,167       4,133        284,134             4,490         (46)         288,578
       Net income (loss)                                                    127,487           213,898      (3,539)         337,846

       Nine Months Ended
       September 30, 1999
       ------------------
       Operating revenues         $1,192,913    $213,357     $23,916     $1,430,186          $202,863     ($1,744)      $1,631,305
       Operating income              262,565      17,015       3,812        283,392               296         358          284,046
       Net income                                                           124,710            27,013          61          151,784


    Net income for the three and nine months ended September 30, 2000 included $204 million (primarily all at Alliant Energy's non-regulated businesses) relating to Alliant Energy's adoption of a new accounting pronouncement, SFAS 133, on July 1, 2000. Refer to Note 10 for additional information.

    Resources' (i.e., the non-regulated businesses) assets increased $241 million during the first nine months of 2000, primarily due to Alliant Energy's investment in various Brazilian utilities and the increase in market value of its investment in Capstone, partially offset by the decrease in market value of its investment in McLeod. On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities for a total of approximately $347 million. Intersegment revenues were not material to Alliant Energy's operations.

4. The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to: state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses. The adoption of SFAS 133 will increase Alliant Energy's 2000 effective tax rate.

5. At September 30, 2000, Alliant Energy had $530 million of investments in foreign entities on its Consolidated Balance Sheet that primarily included investments in various Brazilian electric utilities, investments in various New Zealand utility entities, an Australian generation entity, investments in various generation facilities in China and an investment in secured debentures of a development project in Mexico. The Brazil, China, Australia and a portion of the New Zealand investments are accounted for under the equity method. The remainder of the New Zealand investments are accounted for under the cost method. The geographic concentration of Alliant Energy's investments in foreign entities at September 30, 2000, included investments of approximately $351 million in Brazil, $88 million in New Zealand and Australia, $73 million in China and $18 million in Mexico.

6. Summary financial information for Resources was as follows (in thousands):

                                                             September 30, 2000
                                                             ------------------
    Current assets                                                 $139,862
    Non-current assets                                            1,949,544
    Current liabilities                                             297,402
    Non-current liabilities (excludes minority interest)            648,853
    Minority interest (primarily real estate joint ventures)          7,452


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

7. On February 1, 2000, Resources completed a private placement of $402.5 million of exchangeable senior notes due 2030. The exchangeable senior notes have a stated interest rate of 7.25% through February 15, 2003 and 2.5% thereafter and are exchangeable for cash based upon a percentage of the value of McLeod Class A Common Stock. As of July 1, 2000, with the adoption of SFAS 133, the exchangeable senior notes are classified as two separate components on the Consolidated Balance Sheets as long-term debt and derivative liability. (Refer to Note 10.)

    WP&L issued $100 million of senior unsecured debentures in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

8. EITF 99-2, "Accounting for Weather Derivatives," requires the use of the intrinsic value method to account for weather derivatives. In August 2000, WP&L entered into a non-exchange traded weather floor with a contract period from November 1, 2000 to March 31, 2001 that requires the counterparty pay WP&L $11,000 per heating degree-day less than 5,600 during the contract period. The maximum payout amount by the counterparty on this floor is $7,000,000. WP&L paid a premium to enter into this contract, which is being amortized to expense over the contract period. WP&L will account for this contract as a degree-day swap, using the intrinsic value method, in accordance with EITF 99-2.

9. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculation was as follows:

                                                           For the Three Months Ended               For the Nine Months Ended
                                                                  September 30,                            September 30,
                                                             2000               1999                  2000               1999
                                                     -------------------------------------    -------------------------------------
    Weighted average common shares outstanding:
       Basic earnings per share calculation                79,003,569       78,568,537            79,000,683         78,187,413
       Effect of dilutive securities                          156,164            2,383               201,033              3,322
                                                    -------------------------------------    -------------------------------------
       Diluted earnings per share calculation              79,159,733       78,570,920            79,201,716         78,190,735
                                                    =====================================    =====================================

   For the nine months ended September 30, 2000, 1,644,377 options to purchase shares of common stock, with an average exercise price of $30.15, were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price.

10. Alliant Energy adopted SFAS 133 as of July 1, 2000. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." In the third quarter of 2000, Alliant Energy recorded net income of $16.7 million for a cumulative effect of a change in accounting principle representing the impact of adopting SFAS 133 as of July 1, 2000. This transition adjustment was primarily the result of the difference between the carrying amount of the exchangeable senior notes issued in February 2000 under the applicable accounting principles in effect at June 30, 2000, and the carrying values of the debt and derivative components of the notes as determined in accordance with SFAS 133 as of July 1, 2000. Transition adjustments relating to Alliant Energy's other derivative instruments had no material impact on net income.

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

     The  financial   statement   impact  of  recording  the  various  SFAS  133
     transactions at July 1, 2000 was as follows (in millions):

                                                                                          Amount
             Financial Statement Account                   Financial Statement      Increase (Decrease)
-----------------------------------------------------   ------------------------  -------------------------
Other assets                                                 Balance sheet                 $2.0
Other liabilities (a)                                        Balance sheet                302.2
Cumulative effect of a change in accounting principle
   (other comprehensive income)                              Balance sheet                 (6.6)
Other comprehensive income (b)                               Balance sheet               (187.3)
Long-term debt (c)                                           Balance sheet               (310.3)
Cumulative effect of a change in accounting principle        Income statement              16.7
Pre-tax gain on transfer to trading account (d)              Income statement             321.4
Deferred tax expense (d)                                     Income statement             134.1

(a) Includes the embedded derivative component of Resources' exchangeable senior notes of $283.7 million
(b) Represents the net of tax reduction to other comprehensive income resulting from the classification of approximately 15.6 million shares of McLeod as trading securities (equal to net amount of two line items in (d))
(c) Adjustment to the debt component of Resources' exchangeable senior notes
(d) Gain and tax expenses associated with the transfer of approximately 15.6 million shares of McLeod from available-for-sale securities to trading securities

   During the third quarter of 2000, $3.5 million of net losses included in the cumulative effect of a change in accounting principle component of accumulated other comprehensive income were reclassified into earnings, resulting in a remaining balance of ($3.1) million as of September 30, 2000.

   Alliant Energy's primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates.
   Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage
   some of the exposures.   As of September 30, 2000, Alliant Energy held
   derivative instruments designated as cash flow hedging instruments and other derivatives.

   The cash flow hedging instruments are comprised of natural gas swaps and coal purchase and sales contracts which are used to manage the price of anticipated coal purchases and sales. WP&L utilizes gas commodity swap arrangements for the purpose of mitigating the impact of price fluctuations on gas purchased and injected into storage during the summer months and withdrawn and sold at current prices during the winter months pursuant to the natural gas cost incentive sharing mechanism with customers in Wisconsin. The gas commodity swaps in place hedge the forecasted sales of natural gas withdrawn from storage during this period.

   For the three and nine months ended September 30, 2000, a net gain of approximately $70,000 was recognized in earnings (recorded in gas revenues) representing the amount of hedge ineffectiveness. Alliant Energy did not exclude any components of the derivative instruments' gain or loss from the assessment of hedge effectiveness and there were no reclasses into earnings as a result of the discontinuance of hedges. As of September 30, 2000, the maximum length of time over which Alliant Energy is hedging its exposure to the variability in future cash flows for forecasted transactions is nine months and Alliant Energy estimates that losses of $3.1 million will be reclassified from accumulated other comprehensive income into earnings within the 12 months between October 1, 2000 and September 30, 2001 as the hedged transactions affect earnings.

   Alliant Energy's derivatives that have not been designated in hedge relationships include the embedded derivative component of Resources' exchangeable senior notes, oil swaps and collars, natural gas swaps, electricity price collars and an equity put option.

   At maturity, the holders of Resources' exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant Energy split the value of the notes into a debt component and a derivative component. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. This component is classified as a derivative liability on the Consolidated Balance Sheets. Subsequent changes in the fair market value of the option will be reflected as an increase or decrease in Alliant Energy's reported net income. The carrying amount of the host debt security, classified as long-term debt, will be adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, "Interest on Receivables and Payables."

   Prior to the adoption of SFAS 133, changes in fair value of all of Alliant Energy's McLeod stock holdings had been recorded in the accumulated other comprehensive income component of common equity on Alliant Energy's Consolidated Balance Sheets, as these securities had been classified as available-for-sale. With the adoption of SFAS 133, Alliant Energy designated 15.6 million of its beneficial ownership in approximately 57 million shares of McLeod stock as trading securities. Subsequent changes in the fair value of the shares designated as trading will be reflected as increases or decreases in Alliant Energy's net income. These trading gains or losses are expected to correspond with and substantially offset changes in the intrinsic value of the derivative component of Resources' exchangeable senior notes. Changes in the time value portion of the derivative component will result in non-cash increases or decreases to Alliant Energy's net income.

   Included in "Miscellaneous, net" in Alliant Energy's Consolidated Statements of Income for both the three and nine months ended September 30, 2000, was expense of $99.7 million related to the third quarter change in value of the McLeod trading securities, largely offset by income of $97.8 million related to the third quarter change in value of the derivative component of the exchangeable senior notes.

   Whiting is exposed to commodity price risk in the pricing of its oil and gas production. Alliant Energy utilizes oil swaps and collars and natural gas swaps, which have not been designated in hedge relationships, to mitigate the impact of oil and gas price fluctuations. These derivatives are recorded at their fair market value as a component of derivative liability on the Consolidated Balance Sheets and as a component of non-regulated and other revenues in the Consolidated Statements of Income.

   Alliant Energy's utility businesses use electricity price collars, which have not been designated in hedge relationships, to manage energy costs during supply/demand imbalances. As of September 30, 2000, these derivatives were recorded at their fair market value as derivative assets, derivative liabilities and regulatory assets on the Consolidated Balance Sheets in Iowa, and as derivative assets and derivative liabilities on the Consolidated Balance Sheets and purchased power expense in the Consolidated Statements of Income in Wisconsin.

   Alliant Energy has a written put option, which gives the counterparty the right to sell approximately 6 billion of Cataguazes' Preferred A Shares to Alliant Energy Holdings do Brasil Limitada. This option expires in January 2001, has not been designated in a hedge relationship and was acquired as part of Alliant Energy's investment in Brazil. As of September 30, 2000, this derivative was recorded at its fair market value as a derivative liability on the Consolidated Balance Sheets and changes in the fair market value of the option since the date of the investment in Brazil have been recorded as a component of miscellaneous, net in the Consolidated Statements of Income.

                               IES UTILITIES INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the Three Months                          For the Nine Months
                                                            Ended September 30,                           Ended September 30,
                                                        2000                  1999                   2000                  1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Operating revenues:
  Electric utility                                     $202,899            $206,148               $496,934               $488,374
  Gas utility                                            20,893              16,648                107,767                 99,956
  Steam                                                   7,126               5,532                 20,298                 20,056
                                                  --------------    ----------------      -----------------     ------------------
                                                        230,918             228,328                624,999                608,386
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric and steam production fuels                    26,806              31,064                 88,440                 69,937
  Purchased power                                        28,324              22,057                 59,464                 62,349
  Cost of gas sold                                       13,253               8,777                 68,291                 58,313
  Other operation and maintenance                        48,160              56,370                158,865                171,453
  Depreciation and amortization                          26,856              25,481                 80,555                 76,444
  Taxes other than income taxes                          11,630              12,452                 35,562                 37,535
                                                  --------------    ----------------      -----------------     ------------------
                                                        155,029             156,201                491,177                476,031
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Operating income                                         75,889              72,127                133,822                132,355
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                       12,613              11,765                 38,208                 39,403
  Allowance for funds used during construction             (764)               (424)                (1,827)                (1,808)
  Miscellaneous, net                                        305                (213)                (5,861)                (3,568)
                                                  --------------    ----------------      -----------------     ------------------
                                                         12,154              11,128                 30,520                 34,027
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                               63,735              60,999                103,302                 98,328
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Income taxes                                             26,373              25,521                 43,285                 41,349
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Net income                                               37,362              35,478                 60,017                 56,979
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                             229                 229                    686                    686
                                                  --------------    ----------------      -----------------     ------------------

----------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                     $37,133             $35,249                $59,331                $56,293
                                                  ==============    ================      =================     ==================

----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                        IES UTILITIES INC.
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,
                                                                                                2000                December 31,
ASSETS                                                                                      (Unaudited)                 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                  $2,234,056              $2,196,895
      Gas                                                                                          217,774                 207,769
      Steam                                                                                         59,988                  59,929
      Common                                                                                       141,221                 147,845
                                                                                        -------------------    --------------------
                                                                                                 2,653,039               2,612,438
    Less - Accumulated depreciation                                                              1,379,402               1,311,996
                                                                                        -------------------    --------------------
                                                                                                 1,273,637               1,300,442
    Construction work in progress                                                                   62,508                  37,572
    Leased nuclear fuel, net of amortization                                                        29,341                  39,284
                                                                                        -------------------    --------------------
                                                                                                 1,365,486               1,377,298
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $2,203 and $2,094, respectively                                 5,625                   5,481
                                                                                        -------------------    --------------------
                                                                                                 1,371,111               1,382,779
                                                                                        -------------------    --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                                6,615                   5,720
  Accounts receivable:
    Customer, less allowance for doubtful accounts
      of $321 and $824, respectively                                                                23,514                  14,130
    Associated companies                                                                             2,581                   5,696
    Other, less allowance for doubtful accounts
      of $323 and $817, respectively                                                                10,217                  12,864
  Production fuel, at average cost                                                                  12,803                  12,312
  Materials and supplies, at average cost                                                           24,812                  24,722
  Gas stored underground, at average cost                                                           23,819                  11,462
  Adjustment clause balances                                                                         9,561                  11,099
  Regulatory assets                                                                                 17,100                  18,569
  Prepayments and other                                                                              2,814                   8,928
                                                                                        -------------------    --------------------
                                                                                                   133,836                 125,502
                                                                                        -------------------    --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                              114,848                 105,056
  Other                                                                                              6,104                   6,119
                                                                                        -------------------    --------------------
                                                                                                   120,952                 111,175
                                                                                        -------------------    --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                                117,236                 123,031
  Deferred charges and other                                                                        13,108                  13,321
                                                                                        -------------------    --------------------
                                                                                                   130,344                 136,352
                                                                                        -------------------    --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                    $1,756,243              $1,755,808
                                                                                        ===================    ====================

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                          IES UTILITIES INC.
                                               CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                        September 30,
                                                                                            2000                  December 31,
CAPITALIZATION AND LIABILITIES                                                          (Unaudited)                   1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands, except share amounts)
Capitalization:
  Common stock - $2.50 par value - authorized 24,000,000
    shares; 13,370,788 shares outstanding                                                    $33,427                   $33,427
  Additional paid-in capital                                                                 279,042                   279,042
  Retained earnings                                                                          268,309                   252,953
  Accumulated other comprehensive income                                                           8                         -
                                                                                 --------------------      --------------------
    Total common equity                                                                      580,786                   565,422
                                                                                 --------------------      --------------------

  Cumulative preferred stock                                                                  18,320                    18,320
  Long-term debt (excluding current portion)                                                 469,708                   551,079
                                                                                 --------------------      --------------------
                                                                                           1,068,814                 1,134,821
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities and sinking funds                                                        81,560                    51,196
  Capital lease obligations                                                                   12,057                    13,307
  Notes payable to associated companies                                                       77,004                    56,946
  Accounts payable                                                                            38,875                    41,273
  Accounts payable to associated companies                                                    24,086                    17,438
  Accrued interest                                                                            12,928                    10,833
  Accrued taxes                                                                               63,452                    44,259
  Other                                                                                       27,419                    23,618
                                                                                 --------------------      --------------------
                                                                                             337,381                   258,870
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                          220,524                   225,961
  Accumulated deferred investment tax credits                                                 25,699                    26,682
  Environmental liabilities                                                                   30,186                    26,292
  Pension and other benefit obligations                                                       26,183                    27,734
  Capital lease obligations                                                                   17,284                    25,977
  Other                                                                                       30,172                    29,471
                                                                                 --------------------      --------------------
                                                                                             350,048                   362,117
                                                                                 --------------------      --------------------

-------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                      $1,756,243                $1,755,808
                                                                                 ====================      ====================

-------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                        IES UTILITIES INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          For the Nine Months
                                                                                                           Ended September 30,
                                                                                                        2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)
Cash flows from operating activities:
  Net income                                                                                          $60,017               $56,979
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                                     80,555                76,444
     Amortization of leased nuclear fuel                                                               10,281                 9,518
     Amortization of deferred energy efficiency expenditures                                           10,611                12,668
     Deferred taxes and investment tax credits                                                         (8,656)               (7,417)
     Refueling outage provision                                                                         7,372                 6,193
     Gain on disposition of assets, net                                                                (1,517)                    -
     Other                                                                                              1,661                   877
  Other changes in assets and liabilities:
     Accounts receivable                                                                               (3,622)               (4,102)
     Gas stored underground                                                                           (12,357)                1,643
     Accounts payable                                                                                   4,250               (14,021)
     Accrued taxes                                                                                     19,193                12,224
     Adjustment clause balances                                                                         1,538               (15,009)
     Benefit obligations and other                                                                      6,293                14,580
                                                                                           -------------------  --------------------
       Net cash flows from operating activities                                                       175,619               150,577
                                                                                           -------------------  --------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends declared                                                                   (43,975)              (73,292)
    Dividends payable                                                                                    (229)               (4,840)
    Preferred stock dividends                                                                            (686)                 (686)
    Reductions in long-term debt                                                                      (51,196)              (50,140)
    Net change in short-term borrowings                                                                20,058                 6,626
    Principal payments under capital lease obligations                                                 (8,611)               (9,461)
    Other                                                                                                   -                   (19)
                                                                                           -------------------  --------------------
      Net cash flows used for financing activities                                                    (84,639)             (131,812)
                                                                                           -------------------  --------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                                 (85,123)              (66,753)
    Nuclear decommissioning trust funds                                                                (4,506)               (4,506)
    Proceeds from disposition of assets                                                                 1,528                     -
    Other                                                                                              (1,984)                   35
                                                                                           -------------------  --------------------
      Net cash flows used for investing activities                                                    (90,085)              (71,224)
                                                                                           -------------------  --------------------

------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and temporary cash investments                                            895               (52,459)
                                                                                           -------------------  --------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                              5,720                57,904
                                                                                           -------------------  --------------------

------------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                                   $6,615                $5,445
                                                                                           ===================  ====================

------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                                          $30,912               $34,825
                                                                                           ===================  ====================
    Income taxes                                                                                      $31,562               $41,052
                                                                                           ===================  ====================
  Noncash investing and financing activities - Capital lease obligations incurred                        $338               $23,793
                                                                                           ===================  ====================

------------------------------------------------------------------------------------------------------------------------------------

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

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, have been made. Because of the seasonal nature of IESU's operations, results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. IESU's comprehensive income, and the components of other comprehensive income, net of taxes, were as follows (in thousands):

                                                                  For the Three Months Ended             For the Nine Months
                                                                         September 30,                     Ended September 30,
                                                                    2000               1999             2000              1999
                                                             ----------------------------------   ---------------------------------
 Earnings available for common stock                               $37,133           $35,249            $59,331          $56,293

   Other comprehensive income:
      Unrealized gains (losses) on derivatives qualified as
        hedges:
          Unrealized holding gains arising during period
            due to cumulative effect of a change in
              accounting principle, net of tax                          51                --                 51               --
          Other unrealized holding losses arising during
            period, net of tax                                         (43)               --                (43)              --
                                                             ----------------    --------------    --------------    --------------
      Net unrealized gains on qualifying derivatives                     8                --                  8               --
                                                             ----------------    --------------    --------------    --------------
   Other comprehensive income                                            8                --                  8               --

                                                             ----------------    --------------    --------------    --------------
 Comprehensive income                                              $37,141           $35,249            $59,339          $56,293
                                                             ================    ==============    ==============    ==============

3. Certain financial information relating to IESU's significant business segments is presented below. Intersegment revenues were not material to IESU's operations.

                                                     Electric           Gas            Other            Total
                                                  ------------------------------------------------------------------
                                                                          (in thousands)
      Three Months Ended September 30, 2000
      -------------------------------------
      Operating revenues                            $202,899         $20,893          $7,126         $230,918
      Operating income (loss)                         75,638            (854)          1,105           75,889
      Earnings available for common stock                                                              37,133

      Three Months Ended September 30, 1999
      -------------------------------------
      Operating revenues                            $206,148         $16,648          $5,532         $228,328
      Operating income (loss)                         75,418          (2,760)           (531)          72,127
      Earnings available for common stock                                                              35,249

      Nine Months Ended September 30, 2000
      ------------------------------------
      Operating revenues                            $496,934        $107,767         $20,298         $624,999
      Operating income                               126,415           4,568           2,839          133,822
      Earnings available for common stock                                                              59,331

      Nine Months Ended September 30, 1999
      ------------------------------------
      Operating revenues                            $488,374         $99,956         $20,056         $608,386
      Operating income                               124,558           5,292           2,505          132,355
      Earnings available for common stock                                                              56,293


                        WISCONSIN POWER AND LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          For the Three Months                        For the Nine Months
                                                          Ended September 30,                         Ended September 30,
                                                       2000                 1999                   2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Operating revenues:
  Electric utility                                       $183,088              $173,561               $518,575             $474,016
  Gas utility                                              15,169                11,869                 89,970               79,020
  Water                                                     1,378                 1,360                  3,787                3,860
                                                 -----------------    ------------------     ------------------    -----------------
                                                          199,635               186,790                612,332              556,896
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Electric production fuels                                33,198                30,994                 83,699               84,374
  Purchased power                                          41,299                34,704                113,119               87,129
  Cost of gas sold                                          6,431                 2,636                 51,398               39,614
  Other operation and maintenance                          41,855                46,050                142,039              130,470
  Depreciation and amortization                            32,655                32,446                 97,631               91,992
  Taxes other than income taxes                             7,285                 7,506                 21,913               22,563
                                                 -----------------    ------------------     ------------------    -----------------
                                                          162,723               154,336                509,799              456,142
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Operating income                                           36,912                32,454                102,533              100,754
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Interest expense and other:
  Interest expense                                         11,191                10,352                 33,327               30,295
  Allowance for funds used during construction             (1,154)               (1,279)                (4,304)              (3,311)
  Miscellaneous, net                                       (1,117)                  110                 (7,549)              (2,239)
                                                 -----------------    ------------------     ------------------    -----------------
                                                            8,920                 9,183                 21,474               24,745
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 27,992                23,271                 81,059               76,009
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Income taxes                                               10,445                 9,082                 30,343               28,579
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Net income                                                 17,547                14,189                 50,716               47,430
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Preferred dividend requirements                               827                   827                  2,483                2,483
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of a change in
     accounting principle                                  16,720                13,362                 48,233               44,947
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of a change in accounting
     principle, net of tax                                     35                     -                     35                    -
                                                 -----------------    ------------------     ------------------    -----------------

------------------------------------------------------------------------------------------------------------------------------------

Earnings available for common stock                       $16,755               $13,362                $48,268              $44,947
                                                 =================    ==================     ==================    =================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                WISCONSIN POWER AND LIGHT COMPANY
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,
                                                                                              2000                 December 31,
ASSETS                                                                                     (Unaudited)                 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Property, plant and equipment:
  Utility -
    Plant in service -
      Electric                                                                                $1,991,341               $1,921,624
      Gas                                                                                        270,743                  258,132
      Water                                                                                       29,331                   27,770
      Common                                                                                     226,011                  218,607
                                                                                     --------------------     --------------------
                                                                                               2,517,426                2,426,133
    Less - Accumulated depreciation                                                            1,360,419                1,266,366
                                                                                     --------------------     --------------------
                                                                                               1,157,007                1,159,767
    Construction work in progress                                                                 58,101                   66,784
    Nuclear fuel, net of amortization                                                             17,227                   15,079
                                                                                     --------------------     --------------------
                                                                                               1,232,335                1,241,630
  Other property, plant and equipment, net of accumulated
    depreciation and amortization of $494 and $169, respectively                                     318                      608
                                                                                     --------------------     --------------------
                                                                                               1,232,653                1,242,238
                                                                                     --------------------     --------------------

----------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and temporary cash investments                                                              5,836                    3,555
  Accounts receivable:
    Customer                                                                                      22,008                   22,061
    Associated companies                                                                           1,986                    5,067
    Other                                                                                          6,004                   10,984
  Production fuel, at average cost                                                                17,521                   20,663
  Materials and supplies, at average cost                                                         22,876                   20,439
  Gas stored underground, at average cost                                                         16,613                    8,624
  Prepaid gross receipts tax                                                                      16,760                   20,864
  Other                                                                                            7,784                    9,275
                                                                                     --------------------     --------------------
                                                                                                 117,388                  121,532
                                                                                     --------------------     --------------------

----------------------------------------------------------------------------------------------------------------------------------

Investments:
  Nuclear decommissioning trust funds                                                            176,432                  166,202
  Other                                                                                           14,406                   15,272
                                                                                     --------------------     --------------------
                                                                                                 190,838                  181,474
                                                                                     --------------------     --------------------

----------------------------------------------------------------------------------------------------------------------------------

Other assets:
  Regulatory assets                                                                               82,973                   82,161
  Deferred charges and other                                                                     161,336                  138,730
                                                                                     --------------------     --------------------
                                                                                                 244,309                  220,891
                                                                                     --------------------     --------------------

----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $1,785,188               $1,766,135
                                                                                     ====================     ====================

----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                WISCONSIN POWER AND LIGHT COMPANY
                                             CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                          September 30,
                                                                                              2000                  December 31,
CAPITALIZATION AND LIABILITIES                                                             (Unaudited)                  1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands, except share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000
    shares; 13,236,601 shares outstanding                                                        $66,183                   $66,183
  Additional paid-in capital                                                                     229,438                   229,438
  Retained earnings                                                                              351,743                   303,476
  Accumulated other comprehensive loss                                                            (1,321)                        -
                                                                                     --------------------      --------------------
    Total common equity                                                                          646,043                   599,097
                                                                                     --------------------      --------------------

  Cumulative preferred stock                                                                      59,963                    59,963
  Long-term debt (excluding current portion)                                                     514,170                   414,673
                                                                                     --------------------      --------------------
                                                                                               1,220,176                 1,073,733
                                                                                     --------------------      --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current maturities                                                                               1,875                     1,875
  Variable rate demand bonds                                                                      55,100                    55,100
  Notes payable to associated companies                                                           25,560                   125,749
  Accounts payable                                                                                76,535                    88,245
  Accounts payable to associated companies                                                        23,779                    25,306
  Other                                                                                           36,417                    30,283
                                                                                     --------------------      --------------------
                                                                                                 219,266                   326,558
                                                                                     --------------------      --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Other long-term liabilities and deferred credits:
  Accumulated deferred income taxes                                                              225,829                   235,838
  Accumulated deferred investment tax credits                                                     29,932                    31,311
  Customer advances                                                                               33,816                    34,643
  Environmental liabilities                                                                        8,386                    10,861
  Other                                                                                           47,783                    53,191
                                                                                     --------------------      --------------------
                                                                                                 345,746                   365,844
                                                                                     --------------------      --------------------

-----------------------------------------------------------------------------------------------------------------------------------

Total capitalization and liabilities                                                          $1,785,188                $1,766,135
                                                                                     ====================      ====================

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                         WISCONSIN POWER AND LIGHT COMPANY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                              2000                       1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                                                                   $50,716                    $47,430
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                              97,631                     91,992
     Amortization of nuclear fuel                                                                3,626                      4,581
     Deferred taxes and investment tax credits                                                  (9,614)                    (8,962)
     Other                                                                                      (8,666)                    (2,119)
  Other changes in assets and liabilities:
     Accounts receivable                                                                         8,114                      7,721
     Production fuel                                                                             3,142                      3,608
     Gas stored underground                                                                     (7,989)                      (679)
     Prepaid gross receipts tax                                                                  4,104                      5,650
     Accounts payable                                                                          (13,237)                   (10,616)
     Benefit obligations and other                                                              (1,287)                    (6,611)
                                                                               ------------------------   ------------------------
       Net cash flows from operating activities                                                126,540                    131,995
                                                                               ------------------------   ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Cash flows used for financing activities:
    Common stock dividends                                                                           -                    (43,765)
    Preferred stock dividends                                                                   (2,483)                    (2,483)
    Proceeds from issuance of long-term debt                                                   100,000                          -
    Net change in short-term borrowings                                                       (100,189)                       346
    Capital contribution from parent                                                                 -                     30,000
    Other                                                                                       (1,319)                         -
                                                                               ------------------------   ------------------------
      Net cash flows used for financing activities                                              (3,991)                   (15,902)
                                                                               ------------------------   ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Cash flows used for investing activities:
    Utility construction expenditures                                                          (92,521)                   (88,421)
    Nuclear decommissioning trust funds                                                        (15,373)                   (15,373)
    Shared savings program                                                                     (14,698)                   (11,880)
    Other                                                                                        2,324                        743
                                                                               ------------------------   ------------------------
      Net cash flows used for investing activities                                            (120,268)                  (114,931)
                                                                               ------------------------   ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and temporary cash investments                                              2,281                      1,162
                                                                               ------------------------   ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at beginning of period                                       3,555                      1,811
                                                                               ------------------------   ------------------------

----------------------------------------------------------------------------------------------------------------------------------

Cash and temporary cash investments at end of period                                            $5,836                     $2,973
                                                                               ========================   ========================

----------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                                   $30,087                    $27,614
                                                                               ========================   ========================
    Income taxes                                                                               $35,686                    $40,686
                                                                               ========================   ========================

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

 1. The interim consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements include WP&L and its consolidated subsidiary, South Beloit. WP&L is a subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L's latest Annual Report on Form 10-K.

    In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the consolidated financial position at September 30, 2000 and December 31, 1999, and (c) the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, have been made. Because of the seasonal nature of WP&L's operations, results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified on a basis consistent with the 2000 presentation.

2. WP&L's comprehensive income, and the components of other comprehensive loss, net of taxes, were as follows (in thousands):

                                                                   For the Three Months Ended              For the Nine Months
                                                                          September 30,                     Ended September 30,
                                                                     2000               1999              2000              1999
                                                               ---------------- -- --------------    -------------- -- ------------
Earnings available for common stock                                $16,755           $13,362            $48,268          $44,947

  Other comprehensive loss:
     Unrealized losses on derivatives qualified as hedges:
        Unrealized holding losses arising during period
           due to cumulative effect of a change in
              accounting principle, net of tax                        (642)               --               (642)              --
        Other unrealized holding losses arising during
           period, net of tax                                         (747)               --               (747)              --
        Less:  reclassification adjustment for losses
           included in net income, net tax                              68                --                 68               --
                                                               --------------    --------------    --------------    --------------
     Net unrealized losses on qualifying derivatives                (1,321)               --             (1,321)              --
                                                               --------------    --------------    --------------    --------------
  Other comprehensive loss                                          (1,321)               --             (1,321)              --
                                                               --------------    --------------    --------------    --------------
Comprehensive income                                               $15,434           $13,362            $46,947          $44,947
                                                               ==============    ==============    ==============    ==============

3. Certain financial information relating to WP&L's significant business segments is presented below. Intersegment revenues were not material to WP&L's operations.

                                                                  Electric           Gas            Other            Total
                                                            ------------------------------------------------------------------
                                                                                      (in thousands)

      Three Months Ended September 30, 2000
      -------------------------------------
      Operating revenues                                          $183,088         $15,169          $1,378         $199,635
      Operating income (loss)                                       38,436          (2,032)            508           36,912
      Earnings available for common stock                                                                            16,755

      Three Months Ended September 30, 1999
      -------------------------------------
      Operating revenues                                          $173,561         $11,869          $1,360         $186,790
      Operating income (loss)                                       33,857          (1,863)            460           32,454
      Earnings available for common stock                                                                            13,362

      Nine Months Ended September 30, 2000
      ------------------------------------
      Operating revenues                                          $518,575         $89,970          $3,787         $612,332
      Operating income                                              95,232           6,007           1,294          102,533
      Earnings available for common stock                                                                            48,268

      Nine Months Ended September 30, 1999
      ------------------------------------
      Operating revenues                                          $474,016         $79,020          $3,860         $556,896
      Operating income                                              91,746           7,702           1,306          100,754
      Earnings available for common stock                                                                            44,947

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

                          FORWARD-LOOKING STATEMENTS

Statements contained in this report (including MD&A) that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the relevant service territory, federal and state regulatory or government actions, including issues associated with the deregulation of the utility industry and the setting of rates, unanticipated construction and acquisition expenditures, issues related to stranded costs and the recovery thereof, the operations of Alliant Energy's nuclear facilities, unanticipated costs associated with certain environmental remediation efforts being undertaken by Alliant Energy, Alliant Energy's ability to successfully implement its growth strategy, including the acquisition and operation of foreign companies, unanticipated issues relating to establishing a transmission company, material changes in the value of Alliant Energy's investments in McLeod and Capstone, technological developments, employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages, political, legal, economic and exchange rate conditions in foreign countries Alliant Energy has investments in and changes in the rate of inflation.

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

"Reliability 2000" legislation was enacted in Wisconsin in 1999. This legislation included, among other items, the formation of a Wisconsin transmission company for those Wisconsin utility holding companies who elect to take advantage of the asset cap law and others who elect to join. WP&L currently expects to transfer its transmission assets to the transmission company (American Transmission Company, or ATC) on January 1, 2001 and it is expected that the net book value of such assets (approximately $170 million) will become the new carrying value of its investment in ATC, resulting in no gain or loss for WP&L. In July 2000, the PSCW issued a ruling indicating that facilities with voltages of 50 kV and above are considered transmission facilities for purposes of transferring assets to ATC. At this time, Alliant Energy has decided not to contribute IESU's and IPC's transmission assets to ATC. Refer to Part II, Item 1, "Legal Proceedings" for information regarding a federal lawsuit challenging certain provisions of WUHCA.

WP&L does not expect this transfer to result in a significant impact on its financial condition or results of operations because it believes FERC will allow WP&L to earn a return on the contributed assets comparable to the return currently allowed by the PSCW and FERC. WP&L's ownership percentage will be approximately 23% and WP&L will account for its investment in ATC under the equity method. Although no assurance can be given, it is currently anticipated that ATC's dividend policy will support a return of a significant portion of these earnings to the participants. ATC will realize its revenues from the provision of transmission services to both participants in ATC as well as nonparticipants. ATC is currently expected to begin operations on January 1, 2001.

In December 1999, FERC issued Order 2000 which outlines requirements for utilities to voluntarily turn over operational control of their transmission system to a regional entity. FERC's timeline is to have the RTOs in operation by the end of 2001. Alliant Energy's current plans to contribute its Wisconsin transmission assets to ATC, in exchange for an equity interest, and to participate in the Midwest ISO are expected to comply with the provisions of Order 2000. In March 2000, FERC approved Alliant Energy's membership in the Midwest ISO as well as WP&L's transfer of its transmission assets to ATC. In September 2000, FERC approved the transfer of South Beloit's (WP&L's wholly-owned subsidiary) electric transmission facilities to ATC.

Alliant Energy is reviewing, with several other utilities, the viability of developing an Independent Transmission Company for various Midwest utilities not included in the ATC, including IESU and IPC. The present schedule is to develop a business plan and if it is deemed acceptable by the applicable parties, to make the necessary filings with FERC and the various states by mid-2001.

Alliant Energy complies with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or regulatory liabilities and are recognized in the consolidated statements of income at the time they are reflected in rates. If a portion of the utility's operations becomes no longer subject to the provisions of SFAS 71 as a result of competitive restructurings or otherwise, a write-down of related regulatory assets and possibly other charges would be required, unless some form of transition cost recovery is established by the appropriate regulatory body that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, each utility would be required to determine any impairment of other assets and write-down any impaired assets to their fair value. Alliant Energy believes that its utility subsidiaries currently meet the requirements of SFAS 71.

                     ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all "per share" references in the Alliant Energy Results of Operations section refer to earnings per diluted share.

Overview - Third Quarter Results - Alliant Energy reported net income of
--------------------------------
$276.2 million, or $3.49 per share, for the third quarter of 2000, compared to $71.5 million, or $0.91 per share, for the third quarter of 1999. Third quarter 2000 earnings included $204 million of net income, or $2.58 per share, relating to Alliant Energy's adoption of a new accounting pronouncement, SFAS 133, on July 1, 2000. Excluding such income, third quarter 2000 earnings were $0.91 per share, which was the same as the prior year.

Earnings in the third quarter benefited from lower utility operation and maintenance expenses and increased earnings from Alliant Energy's oil and gas business. Such items were offset by increased interest expense to fund Alliant Energy's strategic growth initiatives, a decrease in electric utility margin and lower gains from asset sales in New Zealand.

Third quarter 2000 utility earnings were $68.4 million ($0.86 per share) compared to $62.8 million ($0.80 per share) for the same period in 1999. The increase resulted primarily from lower operation and maintenance expenses ($0.11 per share) partially offset by a decrease in electric utility margin ($0.05 per share).

Resources reported net income of $208.0 million ($2.63 per share) in the third quarter of 2000, including the $204 million related to the adoption of SFAS 133. Net income for the third quarter of 1999 was $7.4 million ($0.09 per share). Excluding SFAS 133 income, earnings were $4.0 million ($0.05 per
share) in the third quarter of 2000.      The lower earnings for Resources,
excluding the impact of SFAS 133, were due to higher interest expense ($0.07 per share) to fund Alliant Energy's strategic growth initiatives, a one-time charge ($0.03 per share) related to a loss on a contract at Alliant Energy's industrial services business and lower gains ($0.03 per share) from sales of certain investments in New Zealand completed during both quarters. Third quarter 2000 earnings benefited from higher earnings from Alliant Energy's oil and gas operations ($0.05 per share) and improved operations from the remainder of Alliant Energy's non-regulated businesses ($0.04 per share).

Electric Utility Operations - Electric margins and MWH sales for Alliant
---------------------------
Energy for the three months ended September 30 were as follows:

                                         Revenues and Costs                                    MWHs Sold
                                           (in thousands)                                   (in thousands)
                                  ----------------------------------                --------------------------------
                                        2000              1999          Change           2000             1999          Change
                                  -----------------  ---------------  -----------   ---------------  ---------------  -----------
Residential                             $171,160          $169,507         1%              2,059           2,076          (1%)
Commercial                               102,705           103,111         --              1,467           1,511          (3%)
Industrial                               140,647           139,984         --              3,320           3,435          (3%)
                                  -----------------  ---------------                ---------------  ---------------
   Total from ultimate customers         414,512           412,602         --              6,846           7,022          (3%)
Sales for resale                          52,452            49,158         7%              1,253           1,500         (16%)
Other                                     13,799            13,663         1%                 40              41          (2%)
                                  -----------------  ---------------                ---------------  ---------------
   Total revenues/sales                  480,763           475,423         1%              8,139           8,563          (5%)
                                                                                    ===============  ===============
Electric production fuels expense         76,432            76,629         --
Purchased power expense                   85,553            74,802        14%
                                  -----------------  ---------------
   Margin                               $318,778          $323,992        (2%)
                                  =================  ===============


Electric margins and MWH sales for Alliant Energy for the nine months ended September 30 were as follows:

                                         Revenues and Costs                                    MWHs Sold
                                           (in thousands)                                   (in thousands)
                                   ---------------------------------                --------------------------------
                                           2000              1999          Change           2000             1999          Change
                                   ----------------  ---------------  -----------   ---------------  ---------------  -----------
Residential                              $434,100         $423,166         3%              5,416           5,461          (1%)
Commercial                                264,229          252,668         5%              4,004           4,005          --
Industrial                                379,400          359,365         6%              9,807           9,749           1%
                                   ----------------  ---------------                ---------------  ---------------
   Total from ultimate customers        1,077,729        1,035,199         4%             19,227          19,215          --
Sales for resale                          130,063          122,736         6%              3,618           4,184         (14%)
Other                                      40,436           34,978        16%                129             123           5%
                                   ----------------  ---------------                ---------------  ---------------
   Total revenues/sales                 1,248,228        1,192,913         5%             22,974          23,522          (2%)
                                                                                    ===============  ===============
Electric production fuels expense         202,145          187,765         8%
Purchased power expense                   222,690          199,308        12%
                                   ----------------  ---------------
   Margin                                $823,393         $805,840         2%
                                   ================  ===============

Electric margin decreased $5.2 million, or 2%, and increased $17.6 million, or 2%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. The three-month decrease stemmed from milder weather conditions in the third quarter of 2000 and a change in estimate of Alliant Energy's utility services rendered but unbilled at month-end, which had a favorable impact of approximately $9 million in the third quarter of 1999. Third quarter earnings benefited by continued economic growth in Alliant Energy's utility service territory and increased capacity sales.

The nine-month increase was primarily due to the following factors:

(a)   Economic growth in Alliant Energy's service territory.
(b)   Increased capacity sales.
(c)   Increased revenues from WP&L's conservation programs.
(d) A $15 million annual rate recovery adjustment implemented in March 1999 at WP&L to recover higher purchased-power and transmission costs.
(e) Changes in estimates of utility services rendered but unbilled at month-end of approximately $10 million in Wisconsin in 2000, partially offset by approximately $9 million in Iowa in 1999.

These items were partially offset by milder weather conditions in 2000 and higher purchased-power and transmission costs in the first four months of 2000 at WP&L. Rate recovery of WP&L's higher purchased-power and transmission costs did not begin until May 2000.

IESU's and IPC's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for Alliant Energy for the
----------------------
three months ended September 30 were as follows:

                                   Revenues and Costs                                Dekatherms Sold
                                     (in thousands)                                   (in thousands)
                            ----------------------------------                -------------------------------
                                    2000              1999         Change           2000             1999          Change
                            -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                        $21,662          $17,774         22%              2,153           2,178         (1%)
Commercial                          12,512            8,888         41%              1,761           1,582         11%
Industrial                           5,273            4,526         17%              1,009           1,228        (18%)
Transportation/other                 1,922            2,285        (16%)             9,409          10,192         (8%)
                            -----------------  ---------------                --------------  ---------------
   Total revenues/sales             41,369           33,473         24%             14,332          15,180         (6%)
                                                                              ==============  ===============
Cost of gas sold                    22,660           14,458         57%
                            -----------------  ---------------
   Margin                          $18,709          $19,015         (2%)
                            =================  ===============

Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows:

                                  Revenues and Costs                                Dekatherms Sold
                                    (in thousands)                                   (in thousands)
                           ----------------------------------                -------------------------------
                                   2000              1999         Change          2000             1999          Change
                           -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                      $133,870          $126,815         6%             19,580          20,983         (7%)
Commercial                         67,548            60,542        12%             12,194          12,673         (4%)
Industrial                         15,823            14,942         6%              3,595           4,185        (14%)
Transportation/other                8,915            11,058       (19%)            31,411          35,635        (12%)
                           -----------------  ---------------                --------------  ---------------
   Total revenues/sales           226,156           213,357         6%             66,780          73,476         (9%)
                                                                             ==============  ===============
Cost of gas sold                  136,642           118,468        15%
                           -----------------  ---------------
   Margin                         $89,514           $94,889        (6%)
                           =================  ===============

Gas margin decreased $0.3 million, or 2%, and $5.4 million, or 6%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to the decline in sales resulting from milder weather.

IESU's and IPC's gas tariffs include PGA clauses that are designed to currently recover the cost of utility gas sold.

Non-regulated and Other Revenues - Non-regulated and other revenues for the
--------------------------------
three and nine months ended September 30, 2000 were as follows (in thousands):

                              For the Three Months                   For the Nine Months
                               Ended September 30,                    Ended September 30,
                            2000               1999                2000                1999
                      --------------    ----------------    ----------------    ---------------
ISCO                       $87,276            $52,213             $247,126          $119,113
Oil and gas (Whiting)       29,412             18,661               75,212            48,102
Steam                        7,459              5,804               21,335            20,959
Transportation               5,202              5,772               15,207            16,214
Other                        6,941              6,990               18,573            20,647
                      --------------    ----------------    ----------------    ---------------
                          $136,290            $89,440             $377,453          $225,035
                      ==============    ================    ================    ===============

Non-regulated and other revenues increased $46.9 million and $152.4 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to increased revenues at ISCO related to the 1999 acquisition of an oil gathering and transportation business in Texas and increased oil and gas revenues at Whiting due to higher oil and gas prices and oil volumes. The nine-month decrease was partially offset by reduced gas volumes.

Other Operating Expenses - Other operation and maintenance expenses for the
------------------------
three and nine months ended September 30, 2000 were as follows (in thousands):

                                    For the Three Months                   For the Nine Months
                                     Ended September 30,                    Ended September 30,
                                   2000               1999                2000                1999
                             --------------    ----------------    ----------------    ---------------
Utility - IESU / WP&L / IPC      $108,291           $122,499             $367,497           $362,338
ISCO                               95,097             54,536              252,083            115,191
Oil and gas (Whiting)               9,823              7,966               26,555             22,625
Transportation                      2,806              2,309                8,363              7,150
Other                               7,735              9,334               22,762             23,743
                             --------------    ----------------    ----------------    ---------------
                                 $223,752           $196,644             $677,260           $531,047
                             ==============    ================    ================    ===============

Other operation and maintenance expenses at the utility subsidiaries decreased $14.2 million and increased $5.2 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. The three-month decrease was primarily due to lower operating expenses at Alliant Energy's transmission and distribution and generation business units as well as reduced administrative and general expenses. The nine-month increase was primarily due to a planned second quarter 2000 refueling outage at Kewaunee, $3 million of one-time fees related to the transfer of the Iowa utility businesses from the MAPP reliability region to the MAIN region and increased energy conservation expense at WP&L. Such increases were partially offset by reduced administrative and general expenses and lower employee benefit costs. Expenses incurred in 1999 relating to Alliant Energy's Year 2000 readiness program also impacted the comparisons.

Other operation and maintenance expenses at ISCO increased $40.6 million and $136.9 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to expenses associated with the acquisition of the oil gathering and transportation business and increased operating expenses at Alliant Energy's environmental and engineering services business, including a one-time charge of $4 million related to a loss on a contract.

Depreciation and amortization expense increased $5.1 million and $14.9 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to utility property additions and acquisitions at the non-regulated businesses, increased earnings in the WP&L nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net") and increased amortization expenses.

Interest Expense and Other - Interest expense increased $12.8 million and
--------------------------
$27.1 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to higher non-regulated and utility borrowings to fund Alliant Energy's strategic growth initiatives, including Resources' $347 million investment in several Brazilian electric utilities in January 2000.

On July 1, 2000, Alliant Energy adopted SFAS 133. Related to the adoption, Alliant Energy recorded a $321.3 million gain related to the designation of a portion of Alliant Energy's McLeod holdings as "trading securities." This gain related to the unrealized appreciation in value of approximately 27% of Alliant Energy's McLeod holdings. Alliant Energy will reflect in earnings all future changes in the value of the shares of McLeod stock designated as trading, which is expected to substantially offset the earnings impact of corresponding changes in the value of the derivative component of the 30-year exchangeable senior notes issued by Resources in February 2000.

Alliant Energy sold 450,000 shares (as adjusted for the 3-for-1 stock split effective April 2000) of its investment in McLeod in the first quarter of 2000, resulting in a pre-tax gain of $10.2 million. Alliant Energy sold approximately 3,840,000 shares (as adjusted for the 2-for-1 stock split effective July 1999 and the 3-for-1 stock split effective April 2000) of its investment in McLeod in the second quarter of 1999, resulting in a pre-tax gain of $33.8 million.

Miscellaneous, net income increased $2.6 million and $15.0 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to a change in the value of the derivative component of Resources' exchangeable senior notes derivative, increased interest income (including $4 million recognized in the first quarter of 2000 from a tax settlement at IESU), increased earnings from Alliant Energy's electricity trading business, increased equity income from Alliant Energy's other unconsolidated investments, gains on sales of various investments and increased nuclear decommissioning trust fund earnings. Increases for both periods were partially offset by the decrease in value of the McLeod trading securities and lower gains from sales of certain investments in New Zealand completed during both periods. Refer to Note 10 of Alliant Energy's Notes to Consolidated Financial Statements for additional information related to the exchangeable senior notes derivative and the McLeod trading securities.

Income Taxes - Income tax expense increased $132.8 million and $122.3 million
------------
for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to changes in taxable income and higher effective income tax rates. The effective income tax rates were 40.2% and 39.6%, for the three and nine months ended September 30, 2000, compared with 36.8% and 36.9%, respectively, for the same periods last year. The higher rates in 2000 were due to the impact of the adoption of SFAS 133.

Cumulative effective of a change in accounting principle - Refer to Note 10
--------------------------------------------------------
of Alliant Energy's Notes to Consolidated Financial Statements.


                          IESU RESULTS OF OPERATIONS

Overview - Third Quarter Results - IESU's earnings available for common stock
--------------------------------
increased $1.9 million for the three months ended September 30, 2000, compared with the same period in 1999, primarily due to reduced other operation and maintenance expenses, partially offset by a lower electric margin.

Electric Utility Operations - Electric margins and MWH sales for IESU for the
---------------------------
three months ended September 30 were as follows:

                                          Revenues and Costs                                   MWHs Sold
                                            (in thousands)                                   (in thousands)
                                  ---------------------------------                -------------------------------
                                          2000            1999          Change          2000             1999          Change
                                  ----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                             $78,004           $76,739         2%               822             818           --
Commercial                               56,326            58,716        (4%)              732             781          (6%)
Industrial                               55,517            56,796        (2%)            1,239           1,312          (6%)
                                  ----------------  ---------------                --------------  ---------------
   Total from ultimate customers        189,847           192,251        (1%)            2,793           2,911          (4%)
Sales for resale                          9,378            10,373       (10%)              247             385         (36%)
Other                                     3,674             3,524         4%                10               9          11%
                                  ----------------  ---------------                --------------  ---------------
   Total revenues/sales                 202,899           206,148        (2%)            3,050           3,305          (8%)
                                                                                   ==============  ===============
Electric production fuels expense        22,633            27,442       (18%)
Purchased power expense                  28,324            22,057        28%
                                  ----------------  ---------------
   Margin                              $151,942          $156,649        (3%)
                                  ================  ===============

Electric margins and MWH sales for IESU for the nine months ended September 30 were as follows:

                                         Revenues and Costs                                   MWHs Sold
                                           (in thousands)                                   (in thousands)
                                  ----------------------------------                -------------------------------
                                        2000              1999          Change          2000             1999          Change
                                  -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                             $183,138          $182,318         --             2,088           2,106          (1%)
Commercial                               138,335           136,148         2%             2,008           2,027          (1%)
Industrial                               143,743           137,889         4%             3,754           3,786          (1%)
                                  -----------------  ---------------                --------------  ---------------
   Total from ultimate customers         465,216           456,355         2%             7,850           7,919          (1%)
Sales for resale                          21,875            23,108        (5%)              748           1,068         (30%)
Other                                      9,843             8,911        10%                30              29           3%
                                  -----------------  ---------------                --------------  ---------------
   Total revenues/sales                  496,934           488,374         2%             8,628           9,016          (4%)
                                                                                    ==============  ===============
Electric production fuels expense         76,595            58,689        31%
Purchased power expense                   59,464            62,349        (5%)
                                  -----------------  ---------------
   Margin                               $360,875          $367,336        (2%)
                                  =================  ===============

Electric margin decreased $4.7 million, or 3%, and $6.5 million, or 2%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to milder weather conditions in 2000 and a change in estimate recorded in 1999 of IESU's utility services rendered but unbilled at month-end of approximately $5 million. Also contributing to the nine-month decrease were reduced recoveries of approximately $4.8 million in concurrent and previously deferred expenditures for Iowa-mandated energy efficiency programs. The recovery for energy efficiency programs in Iowa is in accordance with IUB orders (a portion of these recoveries is offset as they are also amortized to expense in other operation and maintenance expense). Increased sales due to economic growth in IESU's service territory partially offset the decreased margin each period.

IESU's electric tariffs include EAC's that are designed to currently recover the costs of fuel and the energy portion of purchased-power billings.

Gas Utility Operations - Gas margins and Dth sales for IESU for the three
----------------------
months ended September 30 were as follows:

                                   Revenues and Costs                                Dekatherms Sold
                                    (in thousands)                                   (in thousands)
                          ----------------------------------                -------------------------------
                                  2000              1999         Change            2000             1999          Change
                          -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                      $10,406           $8,913         17%               908             988          (8%)
Commercial                         5,788            3,787         53%               744             608          22%
Industrial                         3,840            2,988         29%               740             820         (10%)
Transportation/other                 859              960        (11%)            2,091           2,250          (7%)
                          -----------------  ---------------                --------------  ---------------
   Total revenues/sales           20,893           16,648         25%             4,483           4,666          (4%)
                                                                            ==============  ===============
Cost of gas sold                  13,253            8,777         51%
                          -----------------  ---------------
   Margin                         $7,640           $7,871         (3%)
                          =================  ===============

Gas margins and Dth sales for IESU for the nine months ended September 30 were as follows:

                                  Revenues and Costs                                Dekatherms Sold
                                    (in thousands)                                   (in thousands)
                          ----------------------------------                -------------------------------
                                   2000              1999       Change            2000             1999         Change
                          -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                      $64,262           $61,108         5%              9,011           9,626         (6%)
Commercial                        31,107            27,725        12%              5,433           5,643         (4%)
Industrial                         9,128             7,824        17%              2,122           2,298         (8%)
Transportation/other               3,270             3,299        (1%)             7,194           7,712         (7%)
                          -----------------  ---------------                --------------  ---------------
   Total revenues/sales          107,767            99,956         8%             23,760          25,279         (6%)
                                                                            ==============  ===============
Cost of gas sold                  68,291            58,313        17%
                          -----------------  ---------------
   Margin                        $39,476           $41,643        (5%)
                          =================  ===============

Gas margin decreased $0.2 million, or 3%, and $2.2 million, or 5%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. The nine-month decrease was primarily due to reduced natural gas sales due to milder weather.

IESU's gas tariffs include PGA clauses that are designed to currently recover the cost of gas sold.

Other Operating Expenses - IESU's other operation and maintenance expenses
------------------------
decreased $8.2 million and $12.6 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999.
The three-month decrease was primarily due to reduced administrative and general expenses and lower transmission and distribution expenses. The nine-month decrease was primarily due to a decrease of $4.2 million in energy efficiency expenses, reduced administrative and general expenses, lower employee benefits costs and lower transmission and distribution expenses. Partially offsetting the nine-month decrease were one-time fees related to the transfer from the MAAP reliability region to the MAIN region. Expenses incurred in 1999 relating to IESU's Year 2000 readiness program also impacted the comparisons.

IESU's depreciation and amortization expense increased $1.4 million and $4.1 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to property additions.

Interest Expense and Other - Miscellaneous, net income decreased $0.5 million
--------------------------
and increased $2.3 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. The nine-month increase was primarily due to $4.1 million of interest income recognized from a tax settlement in the first quarter of 2000, partially offset by a decrease in nuclear decommissioning trust fund earnings.

Income Taxes - IESU's income tax expense increased $0.9 million and $1.9
------------
million for the three and nine months ended September 30, 2000, respectively, compared with the same periods last year, primarily due to increased taxable income. The effective income tax rates were 41.4% and 41.9% for the three and nine months ended September 30, 2000, respectively, compared with 41.8% and 42.1%, respectively, for the same periods last year.

                          WP&L RESULTS OF OPERATIONS

Overview - Third Quarter Results - WP&L's earnings available for common stock
---------
increased $3.4 million for the three months ended September 30, 2000, compared with the same period in 1999. The increased earnings were primarily due to reduced other operation and maintenance expenses, largely due to expenses incurred in 1999 for WP&L's Year 2000 readiness program.

Electric Utility Operations - Electric margins and MWH sales for WP&L for the
---------------------------
three months ended September 30 were as follows:

                                            Revenues and Costs                                   MWHs Sold
                                              (in thousands)                                   (in thousands)
                                   ----------------------------------                -------------------------------
                                           2000              1999         Change          2000             1999          Change
                                   -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                               $61,816           $60,399         2%               872             885          (1%)
Commercial                                 34,228            32,028         7%               563             543           4%
Industrial                                 48,801            44,732         9%             1,201           1,186           1%
                                   -----------------  ---------------                --------------  ---------------
   Total from ultimate customers          144,845           137,159         6%             2,636           2,614           1%
Sales for resale                           32,084            30,769         4%               838             879          (5%)
Other                                       6,159             5,633         9%                13              14          (7%)
                                   -----------------  ---------------                --------------  ---------------
   Total revenues/sales                   183,088           173,561         5%             3,487           3,507          (1%)
                                                                                     ==============  ===============
Electric production fuels expense          33,198            30,994         7%
Purchased power expense                    41,299            34,704        19%
                                   -----------------  ---------------
   Margin                                $108,591          $107,863         1%
                                   =================  ===============


Electric margins and MWH sales for WP&L for the nine months ended September 30 were as follows:

                                          Revenues and Costs                                   MWHs Sold
                                           (in thousands)                                   (in thousands)
                                   ---------------------------------                -------------------------------
                                        2000              1999          Change          2000             1999          Change
                                   ----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                             $173,925          $163,948         6%             2,379            2,403         (1%)
Commercial                                96,163            88,489         9%             1,529            1,502          2%
Industrial                               142,134           126,211        13%             3,533            3,387          4%
                                   ----------------  ---------------                --------------  ---------------
   Total from ultimate customers         412,222           378,648         9%             7,441            7,292          2%
Sales for resale                          86,102            79,635         8%             2,400            2,454         (2%)
Other                                     20,251            15,733        29%                48               43         12%
                                   ----------------  ---------------                --------------  ---------------
   Total revenues/sales                  518,575           474,016         9%             9,889            9,789          1%
                                                                                    ==============  ===============
Electric production fuels expense         83,699            84,374        (1%)
Purchased power expense                  113,119            87,129        30%
                                   ----------------  ---------------
   Margin                               $321,757          $302,513         6%
                                   ================  ===============

Electric margin increased $0.7 million, or 1%, and $19.2 million, or 6%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999. The three-month increase was primarily due to increased sales to retail customers due to economic growth in the service territory, largely offset by milder weather conditions in the third quarter of 2000.

The nine-month increase was primarily due to the following factors:

(a) The favorable impact of approximately $10 million due to a change in estimate recorded in the second quarter of 2000 of WP&L's utility services rendered but unbilled at month-end.
(b) A $15 million rate recovery adjustment implemented in March 1999 to recover higher purchased-power and transmission costs.
(c)   Increased revenues from conservation programs.
(d) Increased sales to retail customers due to economic growth in the service territory.

These items were partially offset by milder weather conditions in 2000 and higher purchased-power and transmission costs in the first four months of 2000. Rate recovery of the higher purchased-power and transmission costs did not begin until May 2000.

Gas Utility Operations - Gas margins and Dth sales for WP&L for the three
----------------------
months ended September 30 were as follows:

                                        Revenues and Costs                                Dekatherms Sold
                                         (in thousands)                                   (in thousands)
                              ----------------------------------                -------------------------------
                                       2000              1999       Change            2000             1999         Change
                              -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                          $8,312            $6,459         29%               939             852          10%
Commercial                            5,604             4,128         36%               854             769          11%
Industrial                              872               694         26%               144             171         (16%)
Transportation/other                    381               588        (35%)            2,772           2,804          (1%)
                              -----------------  ---------------                --------------  ---------------
   Total revenues/sales              15,169            11,869         28%             4,709           4,596           2%
                                                                                ==============  ===============
Cost of gas sold                      6,431             2,636        144%
                              -----------------  ---------------
   Margin                            $8,738            $9,233         (5%)
                              =================  ===============

Gas margins and Dth sales for WP&L for the nine months ended September 30 were as follows:

                                 Revenues and Costs                                Dekatherms Sold
                                   (in thousands)                                   (in thousands)
                          ----------------------------------                -------------------------------
                                 2000              1999          Change           2000             1999        Change
                          -----------------  ---------------  -----------   --------------  ---------------  -----------
Residential                     $52,795           $46,389         14%             7,926           8,179          (3%)
Commercial                       28,830            23,518         23%             5,321           5,253           1%
Industrial                        4,510             3,860         17%               923           1,008          (8%)
Transportation/other              3,835             5,253        (27%)            9,613           9,542           1%
                          -----------------  ---------------                --------------  ---------------
   Total revenues/sales          89,970            79,020         14%            23,783          23,982          (1%)
                                                                            ==============  ===============
Cost of gas sold                 51,398            39,614         30%
                          -----------------  ---------------
   Margin                       $38,572           $39,406         (2%)
                          =================  ===============

Gas margin decreased $0.5 million, or 5%, and $0.8 million, or 2%, for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999.

Other Operating Expenses - Other operation and maintenance expenses decreased
------------------------
$4.2 million and increased $11.6 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The three-month decrease was primarily due to expenses incurred in 1999 for WP&L's Year 2000 readiness program. The nine-month increase was primarily due to the planned second quarter 2000 refueling outage at Kewaunee and increased energy conservation expense, partially offset by expenses incurred in 1999 for WP&L's Year 2000 readiness program and lower employee benefits costs.

Depreciation and amortization expense increased $5.6 million for the nine months ended September 30, 2000 compared with the same period in 1999, primarily due to increased earnings on the nuclear decommissioning trust fund (offset entirely in "Miscellaneous, net"). The accounting for earnings on the nuclear decommissioning trust funds results in no net income impact. Miscellaneous, net income increases for earnings on the trust fund and the corresponding offset is recorded as depreciation expense.

Interest Expense and Other - Interest expense increased $0.8 million and $3.0
--------------------------
million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to higher borrowings outstanding in 2000.

Miscellaneous, net income increased $1.2 million and $5.3 million for the three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, due to increased earnings on the nuclear decommissioning trust fund.

Income Taxes  - Income taxes increased $1.4 million and $1.8 million for the
------------
three and nine months ended September 30, 2000, respectively, compared with the same periods in 1999, primarily due to changes in pre-tax income. The three-month increase was partially offset by a lower effective income tax rate. The effective income tax rates were 37.3% and 37.4% for the three and nine months ended September 30, 2000, respectively, compared with 39.0% and 37.6%, respectively, for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities at Alliant Energy decreased $7 million for the nine months ended September 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows from financing activities increased $391 million for the nine months ended September 30, 2000, compared with the same period in 1999, primarily as a result of changes in the amount of debt outstanding. Cash flows used for investing activities increased $464 million for the nine months ended September 30, 2000, compared with the same period in 1999, due to increased levels of construction and acquisition expenditures, primarily in the non-regulated businesses, including the $347 million invested in Brazil in January 2000.

Cash flows from operating activities at IESU increased $25 million for the nine months ended September 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows used for financing activities decreased $47 million for the nine months ended September 30, 2000, compared with the same period in 1999, due to decreased common stock dividends in 2000. The dividend payment in the first quarter of 1999 was larger than IESU's historical quarterly payment as no dividend payments were made in the last three quarters of 1998 due to merger-related tax considerations. Cash flows used for investing activities increased $19 million for the nine months ended September 30, 2000, compared with the same period in 1999, due to increased levels of construction expenditures.

Cash flows from operating activities at WP&L decreased $5 million for the nine months ended September 30, 2000, compared with the same period in 1999, primarily due to changes in working capital. Cash flows used for financing activities decreased $12 million for the nine months ended September 30, 2000, compared with the same period in 1999, as WP&L did not declare a common stock dividend during the first nine months of 2000 due to management of its capital structure. This was offset by a capital contribution of $30 million from Alliant Energy in 1999. Cash flows used for investing activities increased $5 million for the nine months ended September 30, 2000, compared with the same period in 1999, primarily due to increased levels of construction expenditures.

Future Considerations

On January 25, 2000, Resources acquired a stake in four Brazilian electric utilities serving more than 820,000 customers for a total investment of approximately $347 million. As part of this investment, Resources acquired a 49.1% ownership interest in Companhia Forca e Luz Cataguazes-Leopoldina (Cataguazes), an electric utility. Cataguazes owns a majority stake in CENF, another electric utility company, as well as a majority interest in Energisa

S.A., an energy development company. As part of the same investment, Resources directly acquired a 45.6% interest in Energisa S.A. itself, which holds majority stakes in two regulated utilities (Energipe and Celb). As part owner of Cataguazes, Resources holds both indirect and direct interests in Energisa S.A. Resources has entered into a shareholders agreement with the Brazilian companies, which permits it to name two directors to the boards of each company and its subsidiaries. The agreement also provides Resources with a role in selecting each company's management team, along with voting rights relating to critical issues at the Brazilian companies and their subsidiaries. The investment is accounted for under the equity method.

As a result of a sale by Whiting of its interest in an offshore oil and gas production property in the fourth quarter of 1999, Whiting has a potential gain contingency of $500,000 relating to the sale that will be resolved in the fourth quarter of 2000. Such gain contingency has not yet been recognized in income.

Alliant Energy's strategic plan includes pursuing three fundamental strategies: aggressively invest, better connect with customers and grow the business quickly. Alliant Energy expects that these strategies will contribute significantly to its annual earnings growth target of 7 to 10 percent.

Refer to Notes 7 and 10 of Alliant Energy's Notes to Consolidated Financial Statements for a discussion of $402.5 million of exchangeable senior notes issued by Resources in February 2000.

Refer to Part II, Item 1, "Legal Proceedings" for information regarding a federal lawsuit challenging certain provisions of WUHCA.

Financing and Capital Structure

WP&L issued $100 million of senior unsecured debentures in March 2000 at a fixed interest rate of 7-5/8%, due 2010. The net proceeds from the sale of the debentures were primarily used to repay short-term debt.

Refer to Notes 7 and 10 of Alliant Energy's Notes to Consolidated Financial Statements for a discussion of $402.5 million of exchangeable senior notes issued by Resources in February 2000.

Capital Requirements

Refer to "Other Matters - Environmental" for a discussion of various issues impacting Alliant Energy's future capital requirements.

Nuclear Facilities

In February 1999, Alliant Energy, NSP, WPSC and WEPCO announced the formation of the NMC to sustain long-term safety, optimize reliability and improve the operational performance of their nuclear generating plants. Combined, the NMC members operate seven nuclear generating units at five plants. In October 1999, Alliant Energy received approval from the SEC, under PUHCA, to form Alliant Energy Nuclear LLC, whose purpose is solely to invest in the NMC. Such investment has been made and Alliant Energy Nuclear LLC now has a 25% ownership interest in the NMC. In November 1999, the NMC members applied to the NRC to allow the NMC to operate the plants owned or co-owned by the four utilities. Applications to the PSCW, MPUC and the SEC to allow the purchase of operating services were also made at that time. In May 2000, the NRC approved the transfer of operating authority to the NMC for DAEC and Kewaunee which was completed for both plants in August 2000. The utilities will continue to own their respective plants, be entitled to energy generated at the plants and retain the financial obligations for their safe operation, maintenance and decommissioning.

In October 2000, the NMC members and CMS Energy announced their intention of adding CMS Energy as a fifth investor in the NMC. This will reduce Alliant Energy Nuclear LLC's ownership interest in the NMC from 25% to 20%. CMS Energy has also indicated its intention for its utility subsidiary, Consumers Power Company, to transfer operating authority to and enter into a service agreement with the NMC for operation of the Palisades Nuclear Plant, to be effective July 2001.

Rates and Regulatory Matters

In February and April 2000, the OCA requested certain financial information related to the electric utility operations within the state of Iowa from IESU and IPC, respectively. IESU and IPC have responded to its data requests including follow-up requests in May and June 2000. Additionally, in August 2000, the OCA requested similar financial information from IESU and IPC for a non-calendar year period. IESU has responded to this data request and IPC is expected to finalize its response in November 2000. While IESU and IPC cannot predict the outcome of this process, such data requests could lead to an effort by the OCA to seek an electric rate reduction for IESU and/or IPC in Iowa.

WP&L's retail electric rates are based in part on forecasted fuel and purchased-power costs. Under PSCW rules, WP&L can seek emergency rate increases if the annual costs are more than 3% higher than the estimated costs used to establish rates. If WP&L's earnings exceed its authorized return on equity, the incremental revenues collected causing the excessive return are subject to refund. WP&L does not believe any revenues collected to date are subject to refund. In December 1999, WP&L requested a $26 million retail electric rate increase to reflect higher purchased-power and transmission costs. Effective May 5, 2000, the PSCW granted WP&L a $16.5 million annual retail electric rate increase.

In April 2000, the intervenors who had appealed the PSCW's order to grant WP&L rate recovery of $6.3 million of its Year 2000 program expenditures withdrew their appeal. WP&L began recovering such costs in May 2000 and is amortizing the deferred costs as the amounts are recovered in rates.

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

Commodity Risk - Non-trading - Whiting is exposed to market risk in the
----------------------------
pricing of its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, supply and demand factors, transportation availability and price, and general economic conditions. Worldwide political developments have historically also had an impact on oil prices. Periodically, Alliant Energy utilizes oil and gas swaps and forward contracts to mitigate the impact of oil and gas price fluctuations. Based on Whiting's estimated gas and crude oil sales in 2000, and the swaps and forward contracts in place at September 30, 2000, a 10% increase/decrease in gas and crude oil prices for that period would impact Alliant Energy's pre-tax 2000 earnings by approximately $8.5 million. A 10% increase/decrease in prices during 1999 would have impacted Alliant Energy's 1999 pre-tax earnings by approximately $3.0 million as relates to the commodity derivative instruments outstanding during 1999.

Equity Price Risk - At September 30, 2000 and December 31, 1999, Alliant
-----------------
Energy had an investment in the stock of McLeod, a publicly traded telecommunications company, valued at $812 million and $1,124 million, respectively. In addition to the equity risk associated with the investment in McLeod, Alliant Energy also has equity risk related to the option liability embedded within Resources' exchangeable senior notes. Refer to Notes 7 and 10 of Alliant Energy's Notes to Consolidated Financial Statements for further discussion. A 10% increase (decrease) in the quoted market price of McLeod at September 30, 2000 would not have a significant impact on net income as any resulting increase (decrease) in the value of the option would be substantially offset by a corresponding increase (decrease) in the value of the McLeod shares classified as trading. At September 30, 2000, the McLeod available-for-sale securities were valued at $589 million. A 10% increase (decrease) in the quoted market prices would have increased (decreased) the value of the investment by approximately $59 million. At September 30, 2000 and December 31, 1999, Alliant Energy also had various investments accounted for under both the equity and cost methods, in publicly traded utility companies in New Zealand and Australia (equity method only at September 30, 2000) which were valued at $64 million and $97 million, respectively. A 10% increase (decrease) in the quoted market prices at September 30, 2000 and December 31, 1999 would have increased (decreased) the value of the investment by approximately $6.4 million and $9.7 million, respectively. In the second quarter of 2000, Capstone completed its initial public offering and Alliant Energy's $10 million investment in Capstone was valued at $104 million at September 30, 2000. A 10% increase (decrease) in the quoted market price at September 30, 2000 would have increased (decreased) the value of the investment by approximately $10.4 million.

Currency Risk - Alliant Energy has investments in various countries where the
-------------
net investments are not hedged, including Australia, Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At September 30, 2000 and December 31, 1999, Alliant Energy had a cumulative foreign currency translation loss of $50.1 million and $9.6 million, respectively, recorded in "Accumulated other comprehensive income" on its Consolidated Balance Sheets. The increase in the cumulative foreign currency translation loss is primarily due to declines in New Zealand, Brazil and Australia exchange rates. Based on Alliant Energy's investments at September 30, 2000 and December 31, 1999, a 10% sustained increase (decrease) over the next twelve months in the foreign exchange rates of Australia, Brazil, China and New Zealand would increase (decrease) the cumulative foreign currency translation loss by $46.7 million and $17.2 million, respectively. The significant increase in the cumulative translation adjustment account at September 30 is primarily due to the increase in the amount of Resources' investment in Brazil at September 30, 2000 compared with December 31, 1999.

Environmental

A summary of Alliant Energy's environmental issues is included in the Form 10-K filed by Alliant Energy, IESU and WP&L for the year ended December 31, 1999. Set forth below are several developments relating to Alliant Energy's environmental issues.

Pursuant to an internal review of operations in 1998, IPC discovered that Unit No. 6 at its generating facility in Dubuque, Iowa required a Clean Air Act Acid Rain permit and CEMS. IPC informed environmental regulatory agencies, installed the CEMS and obtained the associated required permit. Pursuant to its internal review, IPC also identified and disclosed to regulators a potentially similar situation at its Lansing, Iowa generating facility. In the second quarter of 1999, the EPA determined that Lansing units 1 and 2 were affected units. Therefore, in the third quarter of 1999, IPC installed the CEMS at both of these facilities and in December 1999, IPC submitted its certification to the EPA for the Lansing facility. IPC received a settlement offer from the EPA, dated December 3, 1999, to settle the matter for $550,000. IPC responded with a counteroffer, and the parties reached an agreement in principle which contemplated a civil penalty payment and the performance of a supplemental environmental project with a combined value of approximately $400,000. In September 2000, a consent order was signed, and in October 2000, the civil penalty was paid and the supplemental environmental project was completed.

In October 1998, the EPA issued a final rule requiring 22 states, including Wisconsin, to modify their state implementation plans to address the NOx issue. On May 25, 1999, a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000, the court affirmed EPA's NOx rule for the affected states. However, the court found that the EPA had failed to explain how Wisconsin contributes significantly to non-attainment in any other state and therefore vacated the rule for Wisconsin. This decision was appealed by some of the affected states. On June 22, 2000, the lower court's ruling was upheld by the U.S. Court of Appeals and Wisconsin is still excluded.

Although Wisconsin is not included in the federal rule, Wisconsin is still subject to the Clean Air Act due to its non-attainment status with respect to the one-hour ozone standard in the Lake Michigan region. WDNR has developed a rule that contains a plan for the state to meet the one-hour ozone attainment standard. The plan focuses on rate of progress requirements that are specified by the Clean Air Act for the years 2002, 2005 and 2007. The rule requires NOx reductions in an Ozone Control Region consisting of counties that are currently in non-attainment of the one-hour ozone standard which includes WP&L's Edgewater power plant. Alliant Energy is currently evaluating various alternatives to achieve the proposed reductions and continues to evaluate various options to reduce the emission levels. Based on existing technology, the preliminary estimates are that capital investments in the range of $30 million to $40 million could be required.

Power Supply

Alliant Energy transferred its IESU and IPC regional reliability membership from the MAPP reliability region to the MAIN region effective in May 2000. Because WP&L is already a member of MAIN, this transfer should provide Alliant Energy additional operating flexibility to eliminate duplicate reporting requirements. Alliant Energy will continue to participate in the MAPP Regional Transmission Committee and the MAPP Power and Energy Market Committee.

On April 25, 2000, Alliant Energy issued a request for proposal for a contract to construct a 500-600 megawatt power plant in Wisconsin. The construction of the facility is expected to assist Alliant Energy in meeting its growing demands for electricity, to enable Alliant Energy to place a greater reliance on internal generation versus purchased-power and to help Alliant Energy maintain the required 18% reserve margin in Wisconsin. Proposals were received in June 2000 and are currently being evaluated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk are reported under
Item 2. MD&A "Other Matters - Market Risk Sensitive Instruments and
Positions."

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an effort to grow and expand as a Wisconsin-based company, Alliant Energy filed a federal lawsuit on October 11, 2000, seeking declaratory relief regarding whether certain provisions of WUHCA are unconstitutional as a violation of the interstate commerce and equal protection provisions.
Alliant Energy is challenging the provisions of WUHCA which restrict ownership in utility holding companies, limit the investments those companies can make and place significant restrictions on companies that invest in Wisconsin utility holding companies. Alliant Energy has also requested that the court consider the constitutionality of issues related to the asset cap. Alliant Energy is seeking only declaratory relief and not damages in the litigation. No assurance can be given that Alliant Energy will be successful in the litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The following Exhibits are filed herewith.

   10.1 Amendment No. 1 to Third Amended and Restated November 1998 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod, dated as of July 7, 2000

   10.2 Amendment No. 1 to Third Amended and Restated January 1999 Stockholders' Agreement entered into as of March 10, 2000, by and among McLeod, Alliant Energy, Investments and certain other principal stockholders of McLeod, dated as of July 7, 2000

   27.1 Financial Data Schedule for Alliant Energy Corporation at and for the period ended September 30, 2000

   27.2 Financial Data Schedule for IES Utilities Inc. at and for the period ended September 30, 2000

   27.3 Financial Data Schedule for Wisconsin Power and Light Company at and for the period ended September 30, 2000

(b) Reports on Form 8-K:

Alliant Energy - None.

WP&L - None.

IESU - None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, IES Utilities Inc. and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November 2000.


ALLIANT ENERGY CORPORATION
--------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------       (Principal Accounting Officer and Authorized
John E. Kratchmer                  Signatory)




IES UTILITIES INC.
------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------       (Principal Accounting Officer and Authorized
John E. Kratchmer                  Signatory)




WISCONSIN POWER AND LIGHT COMPANY
---------------------------------
Registrant

By: /s/ John E. Kratchmer      Corporate Controller and Chief Accounting Officer
-------------------------       (Principal Accounting Officer and Authorized
John E. Kratchmer                  Signatory)