Form 10-Q
period 2004-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2004-05-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______

Commission	Name of Registrant, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Offices and Telephone Number	Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608)458-3311

0-4117-1	INTERSTATE POWER AND LIGHT COMPANY	42-0331370
(an Iowa corporation)
Alliant Energy Tower
Cedar Rapids, Iowa 52401
Telephone (319)786-4411

0-337	WISCONSIN POWER AND LIGHT COMPANY	39-0714890
(a Wisconsin corporation)
4902 N. Biltmore Lane
Madison, Wisconsin 53718
Telephone (608)458-3311

This combined Form 10-Q is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-Q relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation	Yes [ X ]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [ X ]
Wisconsin Power and Light Company	Yes [ ]	No [ X ]

Number of shares outstanding of each class of common stock as of April 30, 2004:
Alliant Energy Corporation	Common stock, $0.01 par value, 111,338,153 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:
Abbreviation or Acronym	Definition
Alliant Energy	Alliant Energy Corporation
ATC	American Transmission Company LLC
Corporate Services	Alliant Energy Corporate Services, Inc.
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EITF	Emerging Issues Task Force
Emery	Emery Generating Station
EPS	Earnings Per Average Common Share
FIN	Financial Accounting Standards Board Interpretation No.
FIN 46	Consolidation of Variable Interest Entities
GAAP	Accounting Principles Generally Accepted in the U.S.
IP&L	Interstate Power and Light Company
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
PSCW	Public Service Commission of Wisconsin
PUHCA	Public Utility Holding Company Act of 1935
Resources	Alliant Energy Resources, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 143	Accounting for Asset Retirement Obligations
South Beloit	South Beloit Water, Gas and Electric Company
TBD	To Be Determined
U.S.	United States of America
WP&L	Wisconsin Power and Light Company
WPC	Whiting Petroleum Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$467,906	$443,025
Gas	248,869	257,881
Other	19,378	23,299
Non-regulated	154,853	184,025

	891,006	908,230

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	198,051	196,239
Cost of gas sold	184,715	188,325
Other operation and maintenance	180,412	173,218
Non-regulated operation and maintenance	139,430	169,551
Depreciation and amortization	83,258	77,878
Taxes other than income taxes	26,301	26,076

	812,167	831,287

Operating income	78,839	76,943

Interest expense and other:
Interest expense	43,368	54,365
Loss on early extinguishment of debt	5,392	-
Equity (income) loss from unconsolidated investments	(16,627)	4,254
Allowance for funds used during construction	(7,061)	(3,861)
Preferred dividend requirements of subsidiaries	4,678	4,158
Interest income and other	(143)	(4,788)

	29,607	54,128

Income from continuing operations before income taxes	49,232	22,815

Income taxes	15,165	8,176

Income from continuing operations	34,067	14,639

Loss from discontinued operations, net of tax (Note 7)	-	(9,134)

Income before cumulative effect of changes in accounting principles	34,067	5,505

Cumulative effect of changes in accounting principles, net of tax	-	(5,983)

Net income (loss)	$34,067	($478)

Average number of common shares outstanding (basic)	111,153	92,511

Average number of common shares outstanding (diluted)	111,579	92,538

Earnings per average common share (basic and diluted):
Income from continuing operations	$0.31	$0.16
Loss from discontinued operations	-	(0.10)
Cumulative effect of changes in accounting principles	-	(0.07)

Net income (loss)	$0.31	($0.01)

Dividends declared per common share	$0.25	$0.25

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$5,769,017	$5,707,478
Gas plant in service	653,912	646,439
Other plant in service	539,610	538,340
Accumulated depreciation	(3,046,010)	(2,985,285)

Net plant	3,916,529	3,906,972
Construction work in progress:
Emery generating facility	323,432	304,332
Other	170,978	152,684
Other, less accumulated depreciation (accum. depr.) of $3,302 and $3,242	66,858	68,611

Total domestic utility	4,477,797	4,432,599

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $4,281 and $3,380	205,555	204,480
International, less accum. depr. of $36,799 and $33,708	196,967	198,875
Other Investments, less accum. depr. of $28,850 and $26,179	61,408	53,819
Integrated Services, less accum. depr. of $34,628 and $32,903	59,330	60,617
Corporate Services and other, less accum. depr. of $29,609 and $25,283	68,349	68,415

Total non-regulated and other	591,609	586,206

	5,069,406	5,018,805

Current assets:
Cash and temporary cash investments	196,432	242,281
Restricted cash	8,453	11,418
Accounts receivable:
Customer, less allowance for doubtful accounts of $5,302 and $5,522	168,886	80,664
Unbilled utility revenues	94,140	83,385
Other, less allowance for doubtful accounts of $874 and $786	62,898	94,733
Income tax refunds receivable	44,237	20,878
Production fuel, at average cost	46,359	54,148
Materials and supplies, at average cost	62,236	60,518
Gas stored underground, at average cost	15,912	90,964
Regulatory assets	43,285	61,777
Other	64,624	82,137

	807,462	882,903

Investments:
Investments in unconsolidated foreign entities	503,485	481,525
Nuclear decommissioning trust funds	395,774	381,524
Investment in ATC and other	267,494	260,511

	1,166,753	1,123,560

Other assets:
Regulatory assets	329,742	339,261
Deferred charges and other	393,525	410,917

	723,267	750,178

Total assets	$7,766,888	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 200,000,000 shares;
outstanding 111,321,380 and 110,962,910 shares	$1,113	$1,110
Additional paid-in capital	1,653,113	1,643,572
Retained earnings	846,788	840,417
Accumulated other comprehensive loss	(100,661)	(106,415)
Shares in deferred compensation trust - 268,485 and 264,673 shares
at an average cost of $27.54 and $27.84 per share	(7,395)	(7,370)

Total common equity	2,392,958	2,371,314

Cumulative preferred stock of subsidiaries, net	243,803	243,803
Long-term debt, net (excluding current portion)	2,104,908	2,123,298

	4,741,669	4,738,415

Current liabilities:
Current maturities and sinking funds	69,346	69,281
Variable rate demand bonds	55,100	55,100
Commercial paper	122,500	107,500
Other short-term borrowings	16,717	21,495
Accounts payable	276,622	309,816
Accrued interest	45,180	43,962
Accrued taxes	55,927	70,835
Other	159,432	176,120

	800,824	854,109

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	719,135	702,648
Accumulated deferred investment tax credits	47,817	49,085
Regulatory liabilities	641,648	632,230
Asset retirement obligations	351,491	345,680
Pension and other benefit obligations	196,041	188,324
Other	210,607	212,413

	2,166,739	2,130,380

Minority interest	57,656	52,542

Total capitalization and liabilities	$7,766,888	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,067	($478)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss from discontinued operations, net of tax	-	9,134
Depreciation and amortization	83,258	77,878
Other amortizations	17,046	16,510
Deferred tax expense and investment tax credits	14,065	10,830
Equity (income) loss from unconsolidated investments, net	(16,627)	4,254
Distributions from equity method investments	6,863	2,969
Cumulative effect of changes in accounting principles, net of tax	-	5,983
Other	(6,256)	(7,301)
Other changes in assets and liabilities:
Accounts receivable	7,858	(83,197)
Sale of utility accounts receivable	(75,000)	25,000
Income tax refunds receivable	(23,359)	(22,129)
Gas stored underground	75,052	55,330
Accounts payable	(15,173)	44,791
Adjustment clause balances	19,583	(22,299)
Other	1,628	49,368

Net cash flows from operating activities	123,005	166,643

Cash flows from (used for) financing activities:
Common stock dividends	(27,696)	(23,033)
Proceeds from issuance of common stock	7,691	6,854
Proceeds from issuance of long-term debt	-	60,000
Reductions in long-term debt	(20,895)	(670)
Net change in commercial paper and other short-term borrowings	10,222	119,616
Net change in loans with discontinued operations	-	(17,501)
Other	1,417	(14,629)

Net cash flows from (used for) financing activities	(29,261)	130,637

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(112,117)	(103,457)
Non-regulated businesses	(15,842)	(180,286)
Corporate Services	(4,290)	(982)
Nuclear decommissioning trust funds	(3,627)	(3,455)
Other	(3,717)	(6,224)

Net cash flows used for investing activities	(139,593)	(294,404)

Net increase (decrease) in cash and temporary cash investments	(45,849)	2,876

Cash and temporary cash investments at beginning of period	242,281	62,859

Cash and temporary cash investments at end of period	$196,432	$65,735

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$42,415	$40,167

Income taxes, net of refunds	$19,049	($3,517)

Noncash investing and financing activities:
Capital lease obligations incurred	$106	$2,131

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IP&L, WP&L, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IP&L’s and WP&L’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2004 and 2003, (b) the consolidated financial position at March 31, 2004 and Dec. 31, 2003, and (c) the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in thousands):

	2004	2003

Net income (loss)	$34,067	($478)
Unrealized holding gains (losses) on securities, net of tax	3,925	(957)
Less: reclassification adjustment for gains
included in net income (loss), net of tax	3	--

Net unrealized gains (losses) on securities	3,922	(957)

Foreign currency translation adjustments, net of tax	1,714	28,232

Unrealized holding gains (losses) on qualifying derivatives, net
of tax	51	(5,274)
Less: reclassification adjustment for losses
included in net income (loss), net of tax	(67)	(6,012)

Net unrealized gains (losses) on qualifying derivatives	118	738

Other comprehensive income	5,754	28,013

Comprehensive income	$39,821	$27,535

3.	Certain financial information relating to Alliant Energy’s significant business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l *	ISCO **	Other	Total	Other	Consolidated

	(in thousands)
Three Months Ended March 31, 2004
Operating revenues	$467,906	$248,869	$19,378	$736,153	$36,301	$108,638	$11,150	$156,089	($1,236)	$891,006
Operating income (loss)	46,399	27,395	592	74,386	5,883	540	(1,628)	4,795	(342)	78,839
Net income (loss)				33,361	8,123	(3,020)	(1,184)	3,919	(3,213)	34,067

Three Months Ended March 31, 2003
Operating revenues	$443,025	$257,881	$23,299	$724,205	$28,471	$147,753	$9,329	$185,553	($1,528)	$908,230
Operating income (loss)	38,190	35,376	(1,240)	72,326	1,617	5,425	(2,766)	4,276	341	76,943
Income (loss) from continuing
operations				30,971	(8,386)	1,564	(3,849)	(10,671)	(5,661)	14,639
Income (loss) from discontinued
operations, net of tax				--	4,366	--	(13,500)	(9,134)	--	(9,134)
Cumulative effect of changes in
accounting principles, net of tax				--	--	(2,078)	(3,905)	(5,983)	--	(5,983)
Net income (loss)				30,971	(4,020)	(514)	(21,254)	(25,788)	(5,661)	(478)

* Int'l = International ** ISCO = Integrated Services

4.	The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

5.	Alliant Energy utilizes derivative instruments to manage its exposures to various market risks as described in Alliant Energy’s, IP&L’s and WP&L’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2003. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy’s “Notes to Consolidated Financial Statements” in the Form 10-K for the year ended Dec. 31, 2003.

For the three months ended March 31, 2004, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and Alliant Energy reclassified a loss of $0.1 million into earnings as a result of the discontinuance of hedges. At March 31, 2004, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was five months and Alliant Energy estimates that income of $0.4 million will be reclassified from accumulated other comprehensive loss into earnings within the 12 months between April 1, 2004 and March 31, 2005 as the hedged transactions affect earnings.

6.	A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three months ended March 31 was as follows:

	2004	2003

Weighted average common shares outstanding:
Basic EPS calculation	111,153,173	92,511,062
Effect of dilutive securities	425,781	27,312

Diluted EPS calculation	111,578,954	92,538,374

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three months ended March 31 as follows:

	2004	2003

Options to purchase shares of common stock	3,401,588	4,799,336
Average exercise price of options excluded	$29.34	$26.95

The effect on net income (loss) and EPS for the three months ended March 31 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under its two stock-based incentive compensation plans was as follows (dollars in thousands):

	2004	2003

Net income (loss), as reported	$34,067	($478)
Less: stock-based compensation expense, net of tax	441	891

Pro forma net income (loss)	$33,626	($1,369)

EPS (basic and diluted):
As reported	$0.31	($0.01)
Pro forma	$0.30	($0.01)

7.	Alliant Energy completed the sale of its Australian, affordable housing and SmartEnergy, Inc. businesses in the second, third and third quarters of 2003, respectively. In the fourth quarter of 2003, Alliant Energy completed an initial public offering of WPC, leaving Alliant Energy with an approximate 6% ownership interest in WPC that is accounted for under the cost method as of March 31, 2004. The operating results for these non-regulated businesses for the three months ended March 31, 2003 have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Financial Statements.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statement of Income for the three months ended March 31, 2003 was as follows (in thousands):

Operating revenues	$66,909
Operating expenses	41,987
Interest expense and other	31,493

Loss before income taxes	(6,571)
Income taxes	2,563

Loss from discontinued operations, net of tax	($9,134)

“Interest expense and other” in the first quarter of 2003 included pre-tax valuation adjustments of approximately $35 million to reflect updated estimates of the market value, less selling costs, of the $1 billion of assets classified as assets held for sale as of March 31, 2003.

A summary of the components of cash flows for discontinued operations for the three months ended March 31, 2003 was as follows (in thousands):

Net cash flows from operating activities	$9,932
Net cash flows from financing activities	8,987
Net cash flows used for investing activities	(2,554)

Net increase in cash and temporary cash investments	16,365
Cash and temporary cash investments at beginning of period	16,043

Cash and temporary cash investments at end of period	$32,408

Supplemental cash flows information:
Cash paid during the period for:
Interest	$7,071

Income taxes, net of refunds	$2,498

8.	As of March 31, 2004, Alliant Energy adopted revised FIN 46 guidance (FIN 46R). The entities that Alliant Energy consolidated as a result of this guidance did not have a material impact on its financial condition or results of operations. Upon adoption of FIN 46R, Alliant Energy evaluated all tolling and purchased-power agreements it has with entities that own a single power plant. After making an exhaustive effort, Alliant Energy concluded that for two of these arrangements, the Riverside and RockGen plants, it is unable to obtain the information necessary from the counterparty to these agreements to determine whether the entity is a variable interest entity and if Alliant Energy is the primary beneficiary. These entities consist of power plants that can sell some or all of their output to Alliant Energy’s utility subsidiaries. The output is purchased at a variable price which correlates with some of the major operating costs of the plant. As a result, Alliant Energy’s utility subsidiaries assume some of the variability inherent in the operation of these plants. The utility subsidiaries have not incurred costs related to the Riverside contract as of March 31, 2004 as the plant is not expected to be operational until the second quarter of 2004. WP&L has incurred costs related to the RockGen contract of approximately $17 million and $12 million for the quarters ended March 31, 2004 and 2003, respectively. Alliant Energy’s maximum exposure to loss from these contracts is undeterminable due to the inability to obtain the necessary information to complete such evaluation.

9.	Pursuant to SFAS 143, a reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	IP&L	WP&L	Total

Balance at Jan. 1, 2004	$158	$188	$346
Accretion expense	3	3	6

Balance at March 31, 2004	$161	$191	$352

10.	The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Service cost	$4,740	$4,036	$2,788	$1,894
Interest cost	10,952	10,898	3,676	3,665
Expected return on plan assets	(11,581)	(10,153)	(1,550)	(1,339)
Amortization of:
Transition obligation (asset)	(78)	(132)	475	918
Prior service cost	704	796	(188)	(76)
Actuarial loss	2,090	2,181	1,549	665

	$6,827	$7,626	$6,750	$5,727

Alliant Energy estimates that funding for the pension and postretirement benefit plans for 2004 will be approximately $60 million and $16 million, respectively.

11.	In March 2004, WP&L discontinued its participation in the combined utility customer accounts receivable sale program, which is not expected to have a negative effect on its liquidity. WP&L had no receivables sold and no short-term debt outstanding at the time it discontinued its participation in the program. At March 31, 2004 and Dec. 31, 2003, Alliant Energy had sold $101 million (all at IP&L) and $176 million ($126 million at IP&L and $50 million at WP&L) of domestic utility customer accounts receivable, respectively.

12.	WP&L has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion). Pending various regulatory approvals, including PSCW and Nuclear Regulatory Commission, the transaction is expected to be completed in 2004. Approval has already been obtained from the Federal Trade Commission, IUB and MPUC, and certain approvals have been obtained from the Federal Energy Regulatory Commission.

WP&L anticipates that it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it has established to cover the eventual decommissioning of Kewaunee. The fund that will be retained had an after-tax value of $69 million on March 31, 2004. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WP&L’s qualified decommissioning trust assets which had an after-tax value of $172 million on March 31, 2004. The gross cash proceeds from the sale are expected to slightly exceed WP&L’s carrying value of the assets being sold. WP&L has requested deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WP&L does not expect this transaction will have a significant impact on its operating results. As of March 31, 2004, WP&L’s share of the carrying value of the assets and liabilities included within the sale agreement were as follows (amounts in millions):

Investments	$172	Asset retirement obligations	$190
Property, plant and equipment, net	78	Regulatory liabilities	(4)
Other	9

Total assets	$259	Total liabilities	$186

The assets and liabilities above do not meet the criteria to be classified as held for sale on the Condensed Consolidated Balance Sheets under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” due to the uncertainties inherent in the regulatory process. At the closing of the sale, WP&L will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when Kewaunee’s current operating license will expire. In April 2004, WP&L entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion agreed to negotiate only with WP&L and Wisconsin Public Service Corporation for new purchased-power agreements for their respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period will start on the closing date of the sale and will extend through Dec. 21, 2011.

13.	Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2004	(in thousands)
Operating revenues:
Domestic utility:
Electric	$-	$-	$467,906	$-	$467,906
Gas	-	-	248,869	-	248,869
Other	-	-	19,378	-	19,378
Non-regulated	-	156,089	81,633	(82,869)	154,853

	-	156,089	817,786	(82,869)	891,006

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	198,051	-	198,051
Cost of gas sold	-	-	184,715	-	184,715
Other operation and maintenance	-	-	180,412	-	180,412
Non-regulated operation and maintenance	331	140,337	74,474	(75,712)	139,430
Depreciation and amortization	13	8,853	78,718	(4,326)	83,258
Taxes other than income taxes	(1)	2,104	26,108	(1,910)	26,301

	343	151,294	742,478	(81,948)	812,167

Operating income (loss)	(343)	4,795	75,308	(921)	78,839

Interest expense and other:
Interest expense	200	19,398	24,693	(923)	43,368
Loss on early extinguishment of debt	-	5,392	-	-	5,392
Equity income from unconsolidated investments	-	(11,948)	(4,679)	-	(16,627)
Allowance for funds used during construction	-	-	(7,133)	72	(7,061)
Preferred dividend requirements of subsidiaries	-	-	4,678	-	4,678
Interest income and other	(37,399)	457	(572)	37,371	(143)

	(37,199)	13,299	16,987	36,520	29,607

Income (loss) before income taxes	36,856	(8,504)	58,321	(37,441)	49,232

Income tax expense (benefit)	2,789	(12,423)	24,954	(155)	15,165

Net income	$34,067	$3,919	$33,367	($37,286)	$34,067

Three Months Ended March 31, 2003
Operating revenues:
Domestic utility:
Electric	$-	$-	$443,025	$-	$443,025
Gas	-	-	257,881	-	257,881
Other	-	-	23,299	-	23,299
Non-regulated	-	185,553	87,028	(88,556)	184,025

	-	185,553	811,233	(88,556)	908,230

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	196,239	-	196,239
Cost of gas sold	-	-	188,325	-	188,325
Other operation and maintenance	-	-	173,218	-	173,218
Non-regulated operation and maintenance	312	171,429	80,386	(82,576)	169,551
Depreciation and amortization	8	8,119	73,616	(3,865)	77,878
Taxes other than income taxes	3	1,729	26,274	(1,930)	26,076

	323	181,277	738,058	(88,371)	831,287

Operating income (loss)	(323)	4,276	73,175	(185)	76,943

Interest expense and other:
Interest expense	3,900	26,850	26,379	(2,764)	54,365
Equity (income) loss from unconsolidated investments	-	8,475	(4,221)	-	4,254
Allowance for funds used during construction	-	-	(3,908)	47	(3,861)
Preferred dividend requirements of subsidiaries	-	-	4,158	-	4,158
Interest income and other	(7,910)	(4,496)	(266)	7,884	(4,788)

	(4,010)	30,829	22,142	5,167	54,128

Income (loss) from continuing operations before income taxes	3,687	(26,553)	51,033	(5,352)	22,815

Income tax expense (benefit)	4,165	(15,882)	20,032	(139)	8,176

Income (loss) from continuing operations	(478)	(10,671)	31,001	(5,213)	14,639

Loss from discontinued operations, net of tax	-	(9,134)	-	-	(9,134)

Income (loss) before cumulative effect of changes in
accounting principles	(478)	(19,805)	31,001	(5,213)	5,505

Cumulative effect of changes in accounting principles, net of tax	-	(5,983)	-	-	(5,983)

Net income (loss)	($478)	($25,788)	$31,001	($5,213)	($478)

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2004

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:	(in thousands)
Domestic utility:
Electric plant in service	$-	$-	$5,769,017	$-	$5,769,017
Other plant in service	-	-	1,193,522	-	1,193,522
Accumulated depreciation	-	-	(3,046,010)	-	(3,046,010)
Construction work in progress	-	-	494,410	-	494,410
Other, net	-	-	66,858	-	66,858

Total domestic utility	-	-	4,477,797	-	4,477,797

Non-regulated and other, net	-	523,037	68,683	(111)	591,609

	-	523,037	4,546,480	(111)	5,069,406

Current assets:
Restricted cash	-	5,403	3,050	-	8,453
Accounts receivable, net	7,718	99,492	283,169	(64,455)	325,924
Income tax refunds receivable	32,111	22,833	36,591	(47,298)	44,237
Gas stored underground, at average cost	-	63	15,849	-	15,912
Regulatory assets	-	-	43,285	-	43,285
Other	48,565	128,736	207,265	(14,915)	369,651

	88,394	256,527	589,209	(126,668)	807,462

Investments:
Consolidated subsidiaries	2,320,579	-	10	(2,320,589)	-
Other	12,592	594,870	559,291	-	1,166,753

	2,333,171	594,870	559,301	(2,320,589)	1,166,753

Deferred charges and other	5,664	173,240	591,364	(47,001)	723,267

Total assets	$2,427,229	$1,547,674	$6,286,354	($2,494,369)	$7,766,888

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,654,226	$232,878	$1,274,786	($1,507,664)	$1,654,226
Retained earnings	846,788	116,922	796,769	(913,691)	846,788
Accumulated other comprehensive loss	(100,661)	(63,348)	(37,313)	100,661	(100,661)
Shares in deferred compensation trust	(7,395)	-	-	-	(7,395)

Total common equity	2,392,958	286,452	2,034,242	(2,320,694)	2,392,958

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt, net (excluding current portion)	-	855,590	1,249,318	-	2,104,908

	2,392,958	1,142,042	3,527,363	(2,320,694)	4,741,669

Current liabilities	34,323	167,705	725,464	(126,668)	800,824

Other long-term liabilities and deferred credits	(52)	180,271	2,033,527	(47,007)	2,166,739

Minority interest	-	57,656	-	-	57,656

Total capitalization and liabilities	$2,427,229	$1,547,674	$6,286,354	($2,494,369)	$7,766,888

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:	(in thousands)
Domestic utility:
Electric plant in service	$-	$-	$5,707,478	$-	$5,707,478
Other plant in service	-	-	1,184,779	-	1,184,779
Accumulated depreciation	-	-	(2,985,285)	-	(2,985,285)
Construction work in progress	-	-	457,016	-	457,016
Other, net	-	-	68,611	-	68,611

Total domestic utility	-	-	4,432,599	-	4,432,599

Non-regulated and other, net	-	517,598	68,719	(111)	586,206

	-	517,598	4,501,318	(111)	5,018,805

Current assets:
Restricted cash	-	8,401	3,017	-	11,418
Accounts receivable, net	6,581	90,442	225,783	(64,024)	258,782
Income tax refunds receivable	9,127	7,122	51,927	(47,298)	20,878
Gas stored underground, at average cost	-	41,666	49,298	-	90,964
Regulatory assets	-	-	61,777	-	61,777
Other	40,232	185,392	217,118	(3,658)	439,084

	55,940	333,023	608,920	(114,980)	882,903

Investments:
Consolidated subsidiaries	2,324,030	-	10	(2,324,040)	-
Other	12,422	567,965	543,173	-	1,123,560

	2,336,452	567,965	543,183	(2,324,040)	1,123,560

Deferred charges and other	4,146	174,614	613,446	(42,028)	750,178

Total assets	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,644,682	$232,743	$1,274,663	($1,507,406)	$1,644,682
Retained earnings	840,417	113,004	810,149	(923,153)	840,417
Accumulated other comprehensive loss	(106,415)	(69,102)	(37,313)	106,415	(106,415)
Shares in deferred compensation trust	(7,370)	-	-	-	(7,370)

Total common equity	2,371,314	276,645	2,047,499	(2,324,144)	2,371,314

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt, net (excluding current portion)	-	874,079	1,249,219	-	2,123,298

	2,371,314	1,150,724	3,540,521	(2,324,144)	4,738,415

Current liabilities	22,049	218,068	728,972	(114,980)	854,109

Other long-term liabilities and deferred credits	3,175	171,866	1,997,374	(42,035)	2,130,380

Minority interest	-	52,542	-	-	52,542

Total capitalization and liabilities	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2004	(in thousands)

Net cash flows from (used for) operating activities	$22,069	($8,599)	$151,499	($41,964)	$123,005

Cash flows used for financing activities:
Common stock dividends	(27,696)	-	(46,747)	46,747	(27,696)
Reductions in long-term debt	-	(20,895)	-	-	(20,895)
Net change in commercial paper and other short-term borrowings	(12,712)	(5,027)	27,961	-	10,222
Other	7,630	3,036	(5,978)	4,420	9,108

Net cash flows used for financing activities	(32,778)	(22,886)	(24,764)	51,167	(29,261)

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(112,117)	-	(112,117)
Non-regulated businesses	-	(15,842)	-	-	(15,842)
Corporate Services	-	-	(4,290)	-	(4,290)
Other	9,437	993	(8,571)	(9,203)	(7,344)

Net cash flows from (used for) investing activities	9,437	(14,849)	(124,978)	(9,203)	(139,593)

Net increase (decrease) in cash and temporary cash investments	(1,272)	(46,334)	1,757	-	(45,849)

Cash and temporary cash investments at beginning of period	35,776	144,361	62,144	-	242,281

Cash and temporary cash investments at end of period	$34,504	$98,027	$63,901	$-	$196,432

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$164	$17,942	$24,309	$-	$42,415

Income taxes, net of refunds	$1,273	$25,569	($7,793)	$-	$19,049

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$106	$-	$106

Three Months Ended March 31, 2003

Net cash flows from (used for) operating activities	($1,864)	($20,575)	$198,454	($9,372)	$166,643

Cash flows from (used for) financing activities:
Common stock dividends	(23,033)	-	(37,039)	37,039	(23,033)
Proceeds from issuance of long-term debt	-	60,000	-	-	60,000
Reductions in long-term debt	-	(670)	-	-	(670)
Net change in commercial paper and other short-term borrowings	(9,729)	65,040	64,305	-	119,616
Net change in loans with discontinued operations	-	(17,501)	-	-	(17,501)
Other	5,143	(3,018)	(14,118)	4,218	(7,775)

Net cash flows from (used for) financing activities	(27,619)	103,851	13,148	41,257	130,637

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(212,304)	108,847	(103,457)
Non-regulated businesses	-	(180,286)	-	-	(180,286)
Corporate Services	-	-	(982)	-	(982)
Other	31,801	107,657	(8,405)	(140,732)	(9,679)

Net cash flows from (used for) investing activities	31,801	(72,629)	(221,691)	(31,885)	(294,404)

Net increase (decrease) in cash and temporary cash investments	2,318	10,647	(10,089)	-	2,876

Cash and temporary cash investments at beginning of period	4	47,236	15,619	-	62,859

Cash and temporary cash investments at end of period	$2,322	$57,883	$5,530	$-	$65,735

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$3,223	$9,621	$27,323	$-	$40,167

Income taxes, net of refunds	($3,902)	($7,278)	$7,663	$-	($3,517)

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$2,131	$-	$2,131

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$242,282	$230,329
Gas utility	137,705	126,677
Steam and other	16,800	20,297

	396,787	377,303

Operating expenses:
Electric production fuel and purchased power	85,757	72,702
Cost of gas sold	107,292	91,771
Other operation and maintenance	105,985	102,432
Depreciation and amortization	47,264	40,427
Taxes other than income taxes	14,976	15,700

	361,274	323,032

Operating income	35,513	54,271

Interest expense and other:
Interest expense	15,323	15,895
Allowance for funds used during construction	(6,202)	(2,544)
Interest income and other	(401)	(126)

	8,720	13,225

Income before income taxes	26,793	41,046

Income taxes	11,058	16,089

Net income	15,735	24,957

Preferred dividend requirements	3,850	3,330

Earnings available for common stock	$11,885	$21,627

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$3,745,718	$3,705,472
Gas plant in service	348,280	345,238
Steam plant in service	60,184	60,184
Other plant in service	204,929	202,519
Accumulated depreciation	(1,883,456)	(1,845,686)

Net plant	2,475,655	2,467,727
Construction work in progress:
Emery generating facility	323,432	304,332
Other	96,949	85,484
Other, less accumulated depreciation of $3,001 and $2,941	52,065	52,894

	2,948,101	2,910,437

Current assets:
Cash and temporary cash investments	12,062	2,062
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,769 and $1,262	49,079	18,035
Associated companies	3,625	2,556
Other, less allowance for doubtful accounts of $541 and $145	23,519	51,775
Income tax refunds receivable	15,678	34,838
Production fuel, at average cost	27,698	28,269
Materials and supplies, at average cost	30,931	30,904
Gas stored underground, at average cost	6,309	25,021
Regulatory assets	21,962	37,552
Prepayments and other	6,644	10,619

	197,507	241,631

Investments:
Nuclear decommissioning trust funds	154,424	147,859
Other	14,443	14,233

	168,867	162,092

Other assets:
Regulatory assets	242,839	243,317
Deferred charges and other	40,871	41,563

	283,710	284,880

Total assets	$3,598,185	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33,427	$33,427
Additional paid-in capital	646,169	646,077
Retained earnings	359,793	372,421
Accumulated other comprehensive loss	(17,078)	(17,078)

Total common equity	1,022,311	1,034,847

Cumulative preferred stock	183,840	183,840
Long-term debt, net	837,878	837,810

	2,044,029	2,056,497

Current liabilities:
Commercial paper	122,500	107,500
Accounts payable	112,428	124,336
Accounts payable to associated companies	23,885	22,492
Accrued taxes	45,067	58,272
Other	66,613	68,341

	370,493	380,941

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	365,280	351,857
Accumulated deferred investment tax credits	26,740	27,614
Regulatory liabilities	410,178	404,274
Asset retirement obligations	160,830	158,322
Pension and other benefit obligations	95,767	91,925
Other	124,868	127,610

	1,183,663	1,161,602

Total capitalization and liabilities	$3,598,185	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$15,735	$24,957
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	47,264	40,427
Amortization of leased nuclear fuel	3,677	2,965
Deferred tax expense and investment tax credits	8,559	4,890
Other	(1,655)	(2,638)
Other changes in assets and liabilities:
Accounts receivable	21,143	82
Sale of accounts receivable	(25,000)	5,000
Income tax refunds receivable	19,160	-
Gas stored underground	18,712	15,181
Accounts payable	(4,934)	52,992
Accrued taxes	(13,205)	(950)
Adjustment clause balances	20,588	(22,306)
Other	(708)	9,276

Net cash flows from operating activities	109,336	129,876

Cash flows from (used for) financing activities:
Common stock dividends	(24,513)	(21,544)
Preferred stock dividends	(3,850)	(3,330)
Net change in commercial paper	15,000	75,500
Principal payments under capital lease obligations	(2,468)	(3,969)
Other	10,024	8,261

Net cash flows from (used for) financing activities	(5,807)	54,918

Cash flows used for investing activities:
Utility construction expenditures	(76,432)	(181,015)
Nuclear decommissioning trust funds	(2,908)	(2,736)
Other	(14,189)	(5,542)

Net cash flows used for investing activities	(93,529)	(189,293)

Net increase (decrease) in cash and temporary cash investments	10,000	(4,499)

Cash and temporary cash investments at beginning of period	2,062	6,076

Cash and temporary cash investments at end of period	$12,062	$1,577

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$17,329	$16,742

Income taxes, net of refunds	($13,389)	($7,390)

Noncash investing and financing activities:
Capital lease obligations incurred	$106	$2,131

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to IP&L.

1.	The interim condensed consolidated financial statements included herein have been prepared by IP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IP&L and its consolidated subsidiaries. IP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IP&L’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2004 and 2003, (b) the consolidated financial position at March 31, 2004 and Dec. 31, 2003, and (c) the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, have been made. Because of the seasonal nature of IP&L’s operations, results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	For the three months ended March 31, 2004 and 2003, IP&L had no other comprehensive income, thus IP&L’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to IP&L’s significant business segments is as follows. Intersegment revenues were not material to IP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended March 31, 2004
Operating revenues	$242,282	$137,705	$16,800	$396,787
Operating income	23,547	9,578	2,388	35,513
Earnings available for common stock				11,885

Three Months Ended March 31, 2003
Operating revenues	$230,329	$126,677	$20,297	$377,303
Operating income	38,030	15,443	798	54,271
Earnings available for common stock				21,627

10.	The components of IP&L’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Service cost	$1,519	$1,275	$925	$545
Interest cost	3,181	3,075	1,975	2,138
Expected return on plan assets	(3,374)	(2,885)	(1,150)	(980)
Amortization of:
Transition obligation (asset)	(52)	(49)	200	649
Prior service cost	322	331	(125)	(62)
Actuarial loss	501	472	950	416

	$2,097	$2,219	$2,775	$2,706

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of IP&L covered under the bargaining unit pension plans that are sponsored by IP&L. The pension benefits costs for IP&L’s non-bargaining employees who are now participants in other Alliant Energy plans was $0.7 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. In addition, Corporate Services provides services to IP&L. The allocated pension benefits costs associated with these services was $0.9 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all IP&L plans. The allocated other postretirement benefits costs associated with Corporate Services for IP&L was $0.6 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

IP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be approximately $19 million and $12 million, respectively.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$225,624	$212,696
Gas utility	111,164	131,204
Other	2,578	3,002

	339,366	346,902

Operating expenses:
Electric production fuel and purchased power	112,294	123,537
Cost of gas sold	77,423	96,554
Other operation and maintenance	74,424	70,784
Depreciation and amortization	27,127	29,324
Taxes other than income taxes	9,221	8,645

	300,489	328,844

Operating income	38,877	18,058

Interest expense and other:
Interest expense	8,447	9,706
Interest income	(100)	(134)
Equity income from unconsolidated investments	(4,647)	(4,116)
Allowance for funds used during construction	(859)	(1,317)

	2,841	4,139

Income before income taxes	36,036	13,919

Income taxes	13,741	3,804

Net income	22,295	10,115

Preferred dividend requirements	828	828

Earnings available for common stock	$21,467	$9,287

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$2,023,299	$2,002,006
Gas plant in service	305,632	301,201
Other plant in service	274,497	275,637
Accumulated depreciation	(1,162,554)	(1,139,599)

Net plant	1,440,874	1,439,245
Construction work in progress	74,029	67,200
Other, less accumulated depreciation of $301 for both periods	14,793	15,717

	1,529,696	1,522,162

Current assets:
Cash and temporary cash investments	15,041	27,075
Accounts receivable:
Customer, less allowance for doubtful accounts of $2,034 and $2,662	127,225	78,934
Other, less allowance for doubtful accounts of $91 and $422	19,882	24,374
Income tax refunds receivable	23,264	16,795
Production fuel, at average cost	14,616	17,655
Materials and supplies, at average cost	24,720	22,922
Gas stored underground, at average cost	9,540	24,277
Regulatory assets	21,323	24,225
Prepaid gross receipts tax	21,256	28,341
Other	12,319	14,591

	289,186	279,189

Investments:
Nuclear decommissioning trust funds	241,350	233,665
Investment in ATC and other	145,716	144,075

	387,066	377,740

Other assets:
Regulatory assets	86,903	95,944
Deferred charges and other	181,891	194,242

	268,794	290,186

Total assets	$2,474,742	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66,183	$66,183
Additional paid-in capital	525,635	525,603
Retained earnings	439,518	440,286
Accumulated other comprehensive loss	(20,235)	(20,235)

Total common equity	1,011,101	1,011,837

Cumulative preferred stock	59,963	59,963
Long-term debt, net (excluding current portion)	336,440	336,409

	1,407,504	1,408,209

Current liabilities:
Current maturities	62,000	62,000
Variable rate demand bonds	55,100	55,100
Accounts payable	63,019	80,051
Accounts payable to associated companies	28,577	22,615
Accrued taxes	14,826	6,284
Regulatory liabilities	13,183	13,874
Other	29,699	27,196

	266,404	267,120

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	213,859	213,652
Accumulated deferred investment tax credits	21,077	21,471
Regulatory liabilities	231,470	227,956
Asset retirement obligations	190,661	187,358
Pension and other benefit obligations	61,083	59,042
Other	82,684	84,469

	800,834	793,948

Total capitalization and liabilities	$2,474,742	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$22,295	$10,115
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	27,127	29,324
Amortization of nuclear fuel	1,380	1,525
Amortization of deferred energy efficiency expenditures	8,529	9,434
Deferred tax expense and investment tax credits	334	2,315
Equity income from unconsolidated investments, net	(4,647)	(4,116)
Distributions from equity method investments	6,713	2,744
Other	(148)	(913)
Other changes in assets and liabilities:
Accounts receivable	6,201	(71,340)
Sale of accounts receivable	(50,000)	20,000
Gas stored underground	14,737	14,049
Prepaid gross receipts tax	7,085	6,847
Accounts payable	(412)	47,469
Accrued taxes	8,542	(13,537)
Other	1,852	2,536

Net cash flows from operating activities	49,588	56,452

Cash flows used for financing activities:
Common stock dividends	(22,235)	(15,496)
Preferred stock dividends	(828)	(828)
Net change in commercial paper	-	(3,500)
Other	(5,616)	(9,025)

Net cash flows used for financing activities	(28,679)	(28,849)

Cash flows used for investing activities:
Utility construction expenditures	(35,685)	(31,264)
Nuclear decommissioning trust funds	(719)	(719)
Other	3,461	(3,123)

Net cash flows used for investing activities	(32,943)	(35,106)

Net decrease in cash and temporary cash investments	(12,034)	(7,503)

Cash and temporary cash investments at beginning of period	27,075	8,577

Cash and temporary cash investments at end of period	$15,041	$1,074

Supplemental cash flows information:
Cash paid during the period for:
Interest	$7,833	$10,581

Income taxes, net of refunds	$8,695	$16,274

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to WP&L.

1.	The interim condensed consolidated financial statements included herein have been prepared by WP&L, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WP&L and its consolidated subsidiaries. WP&L is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WP&L’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the consolidated results of operations for the three months ended March 31, 2004 and 2003, (b) the consolidated financial position at March 31, 2004 and Dec. 31, 2003, and (c) the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, have been made. Because of the seasonal nature of WP&L’s operations, results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	WP&L’s comprehensive income, and the components of other comprehensive loss, net of taxes, for the three months ended March 31 were as follows (in thousands):

	2004	2003

Earnings available for common stock	$21,467	$9,287
Unrealized holding losses on qualifying derivatives, net of tax	--	(5,914)
Less: reclassification adjustment for losses included in earnings
available for common stock, net of tax	--	(5,597)

Net unrealized losses on qualifying derivatives	--	(317)

Other comprehensive loss	--	(317)

Comprehensive income	$21,467	$8,970

3.	Certain financial information relating to WP&L’s significant business segments is as follows. For the three months ended March 31, 2003, gas revenues included $17 million for sales to the electric segment. All other intersegment revenues were not material to WP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended March 31, 2004
Operating revenues	$225,624	$111,164	$2,578	$339,366
Operating income (loss)	22,856	17,817	(1,796)	38,877
Earnings available for common stock				21,467

Three Months Ended March 31, 2003
Operating revenues	$212,696	$131,204	$3,002	$346,902
Operating income (loss)	163	19,933	(2,038)	18,058
Earnings available for common stock				9,287

10.	The components of WP&L’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Service cost	$1,216	$991	$1,075	$847
Interest cost	2,737	2,642	1,400	1,309
Expected return on plan assets	(3,861)	(3,377)	(400)	(359)
Amortization of:
Transition obligation	--	--	275	287
Prior service cost	103	104	--	(5)
Actuarial loss	830	883	450	204

	$1,025	$1,243	$2,800	$2,283

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The pension benefits costs for WP&L’s non-bargaining employees who are now participants in other Alliant Energy plans was $0.1 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. In addition, Corporate Services provides services to WP&L. The allocated pension benefits costs associated with these services was $0.5 million for both the three months ended March 31, 2004 and 2003. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all WP&L plans. The allocated other postretirement benefits costs associated with Corporate Services for WP&L was $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

WP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be $0 and approximately $4 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The primary first tier subsidiaries of Alliant Energy include: IP&L, WP&L, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by PUHCA. This MD&A includes information relating to Alliant Energy, IP&L and WP&L (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy’s, IP&L’s and WP&L’s latest combined Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and the earning of reasonable rates of return in current and future rate proceedings, including achieving an appropriate level of interim rates in IP&L’s current Iowa electric case, as well as the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues or delays in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs in a timely manner through rates; issues related to electric transmission, including recovery of costs incurred, and federal legislation and regulation affecting such transmission; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the pending sale of Alliant Energy’s interest in Kewaunee; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; improved results from Alliant Energy’s Brazil investments in 2004 compared to prior years; improved results from Alliant Energy’s other non-regulated businesses as a whole; stable foreign exchange rates; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete proposed acquisitions and development projects; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings or cash flows; inflation rates; and factors listed in “Other Matters — Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

STRATEGIC OVERVIEW

Alliant Energy’s domestic utility business is its core business and the sole growth platform within its strategic plan. The strategic plan is concentrated on building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s domestic utility customers with safe, reliable and environmentally sound energy service. Alliant Energy’s strategic plan also includes focusing on the profitability and cash flows of its remaining non-regulated businesses which will serve as ongoing business platforms. The following is an update related to recent activities of Alliant Energy’s domestic utility generation plan announced in December 2003:

  IP&L's 565 MW, combined-cycle, natural gas-fired generating facility (Emery) near Mason City, Iowa is currently being tested and is anticipated to be ready for commercial operation in June.
  Calpine Corporation's 600 MW, combined-cycle, natural gas-fired generating facility (Riverside) in Beloit, Wisconsin is also currently being tested and is expected to be placed into service this summer. WP&L has contracted for 453 MW of this plant's output.
  Alliant Energy continues to make steady progress related to acquiring regulatory approvals for the 300 MW, simple cycle, natural gas-fired generating facility Alliant Energy plans to construct near Sheboygan Falls, Wisconsin that is intended to be placed in service in 2005.
  In March 2004, WP&L announced it would accept proposals from bidders for adding 100 MW of wind generation in one or more locations in Wisconsin in 2005. Moving forward with this component of the generation plan is contingent upon a renewal of the federal renewable energy production tax credit.

RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003. Set forth below are recent developments relating to the regulatory environment.

Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes

WP&L:
2003 retail	E/G/W	5/02	$123	$--	N/A	$81	4/03	N/A	12%
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A	(2)
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
South Beloit
retail - IL	G/W	10/03	1	N/A	N/A	TBD	TBD	9/04	TBD
2004 retail
(fuel-only)	E	2/04	16	16	3/04	TBD	TBD	8/04	N/A
IP&L retail - IA	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IP&L retail - IA	G	7/02	20	17	10/02	13	8/03	N/A	11.05%	(2)
IP&L retail - IA	E	3/04	149	TBD	TBD	TBD	TBD	3/05	TBD	(3)
IP&L retail - MN	E	5/03	5	2	7/03	.2	TBD	5/04	11%	(4)

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	Since the final increase was lower than the interim relief granted, a refund to customers was made in 2003.
(3)

IP&L requested interim rate relief of approximately $106 million. The Office of Consumer Advocate, a Division of the Iowa Department of Justice responsible for representing the interests of Iowa utility customers before the IUB, has recommended that the IUB approve an increase not in excess of $95.8 million. Under IUB procedures, IP&L expects an interim rate order to be issued in June 2004.

(4)

In April 2004, a final rate order for a $0.2 million increase was received. Since the final increase was lower than the interim relief granted, a refund to customers will likely be made in 2004. IP&L has fully reserved for the potential refund as of March 31, 2004. Also in April 2004, IP&L filed a request for reconsideration. Under Minnesota law, the final order previously issued by the MPUC has been suspended in light of the reconsideration request. The MPUC is expected to act on the reconsideration within 30 days, at which time it will issue a decision either granting or denying IP&L’s request.

With the exception of recovering a return on IP&L’s Emery plant, which is a large component of IP&L’s retail Iowa electric rate case filed in March 2004, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur, thus the increase in revenues related to these rate increases have not resulted or are not expected to result in a corresponding increase in net income.

In March 2004, a new ratemaking law was enacted in Iowa. The new law allows utilities to place in effect interim rates, subject to refund, without review by the IUB within ten days of filing a general rate increase request. The law also allows the IUB to consider known and measurable changes in costs and revenues occurring within nine months from the end of the historical test year in setting final rates in a rate case. Both of these changes are designed to mitigate regulatory lag in Iowa ratemaking, which uses a historical versus projected test year in setting rates. IP&L does not expect this new law to have any impact on its pending retail electric rate case in Iowa as it is only expected to impact future Iowa rate cases.

ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all “per share” references in the Results of Operations section refer to earnings per diluted share.

Overview — First Quarter Results — Alliant Energy’s net income (loss) and EPS for the first quarter were as follows (dollars in millions; totals may not foot due to rounding):

	2004		2003

Continuing operations:	Net Income	EPS	Net Income	EPS

Domestic utility *	$33.4	$0.36	$31.0	$0.34
Non-regulated (Resources) *	3.9	0.04	(10.7)	(0.12)
Alliant Energy parent and other (primarily taxes,
interest and administrative and general) *	(3.2)	(0.03)	(5.7)	(0.06)
Effect of additional shares outstanding *		(0.06)

Income from continuing operations	34.1	0.31	14.6	0.16
Loss from discontinued operations	--	--	(9.1)	(0.10)
Cumulative effect of changes in accounting principles	--	--	(6.0)	(0.07)

Net income (loss)	$34.1	$0.31	($0.5)	($0.01)

*	The 2004 EPS amounts have been computed based on the average diluted shares outstanding in 2003. For purposes of the table above, Alliant Energy reports the impact of increased shares outstanding as a separate earnings variance item if it is material.

The increase in domestic utility income from continuing operations was primarily due to higher electric margins, which were partially offset by higher utility operating expenses. The significant improvement in Alliant Energy’s non-regulated results from continuing operations was primarily due to improved results from its International business unit.

Domestic Utility Electric Margins — Electric margins and MWh sales for Alliant Energy for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$177,285	$166,148	7%	2,010	2,070	(3%)
Commercial	95,505	92,129	4%	1,360	1,388	(2%)
Industrial	133,701	120,285	11%	2,989	2,895	3%

Total from retail customers	406,491	378,562	7%	6,359	6,353	--
Sales for resale	49,474	51,241	(3%)	1,267	1,332	(5%)
Other	11,941	13,222	(10%)	48	50	(4%)

Total revenues/sales	467,906	443,025	6%	7,674	7,735	(1%)

Electric production fuel and
purchased-power expense	198,051	196,239	1%

Margin	$269,855	$246,786	9%

Electric margins increased $23.1 million, or 9%, primarily due to the impact of various rate increases implemented during the last 12 months, which included increased revenues to recover a significant portion of higher utility operating expenses, the impact on the comparison of a significant under recovery of purchased-power and fuel costs at WP&L in the first quarter of 2003 and increased retail sales resulting from continued customer and other sales growth. These items were partially offset by the impact of seasonal rates at WP&L, implemented for the first time in April 2003, and slightly milder weather in the first quarter of 2004 compared to the same period in 2003. Electric margins for the first quarter of 2004 were also negatively impacted by higher than anticipated fuel and purchased-power costs at WP&L. WP&L filed a fuel-only rate case in the first quarter of 2004 and an interim rate increase of approximately $16 million was implemented in late March 2004.

In April 2003, WP&L implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sept. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, the first quarter of 2004 margins were approximately $7 million lower than the same period in 2003, all other things being equal, given the seasonal rates were not yet effective in the first quarter of 2003.

Domestic Utility Gas Margins — Gas margins and Dth sales for Alliant Energy for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$145,399	$148,944	(2%)	14,897	15,943	(7%)
Commercial	77,283	76,522	1%	8,914	9,265	(4%)
Industrial	11,473	12,072	(5%)	1,527	1,665	(8%)
Transportation/other	14,714	20,343	(28%)	13,783	14,732	(6%)

Total revenues/sales	248,869	257,881	(3%)	39,121	41,605	(6%)

Cost of gas sold	184,715	188,325	(2%)

Margin	$64,154	$69,556	(8%)

Gas margins decreased $5.4 million, or 8%, primarily due to lower sales, which were partially due to milder weather conditions in the first quarter of 2004 compared with the same period in 2003, and the impact of final Iowa retail gas rates effective in August 2003 being lower than interim rates that were in effect in the first quarter of 2003. These items were partially offset by improved results of $2 million from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners).

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues — Details regarding Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in thousands):

	2004	2003

Integrated Services	$108,638	$147,753
International	36,301	28,471
Non-regulated Generation	3,671	2,544
Other (includes eliminations)	6,243	5,257

	$154,853	$184,025

The decreased Integrated Services revenues were primarily due to decreased gas revenues at Alliant Energy’s natural gas marketing business, NG Energy Trading, LLC, including reduced sales opportunities as a result of less volatility in gas prices and lower natural gas prices. The increased International revenues were primarily due to the acquisition of an additional combined heat and power facility in China in the second quarter of 2003.

Other Operating Expenses — Other operation and maintenance expense for the domestic utilities increased $7.2 million, largely due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs).

Non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in thousands):

	2004	2003

Integrated Services	$104,917	$139,195
International	26,618	23,761
Non-regulated Generation	1,083	1,488
Other (includes eliminations)	6,812	5,107

	$139,430	$169,551

The Integrated Services and International variances were largely driven by the same factors impacting the revenue variances discussed previously. The International increase was also impacted by higher coal costs for its generating facilities in China, partially offset by lower compensation expense.

Depreciation and amortization expense increased $5.4 million, primarily due to utility property additions, partially offset by lower software amortization at WP&L.

Interest Expense and Other — Interest expense decreased $11.0 million primarily due to lower average borrowings as a result of debt retirements during the last 12 months, and credit facility fees incurred at Resources in 2003.

Loss on early extinguishment of debt in the first quarter of 2004 includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $20 million of senior notes at Resources.

Equity (income) loss from Alliant Energy’s unconsolidated investments for the three months ended March 31 was as follows (in thousands):

	2004	2003

Brazil	($12,582)	$4,586
ATC	(4,485)	(3,894)
New Zealand	(3,568)	(837)
Alliant Energy Synfuel LLC (excludes tax benefits)	4,743	4,894
Other	(735)	(495)

	($16,627)	$4,254

Equity income from unconsolidated investments increased $20.9 million. The improved results for Brazil were primarily due to rate increases implemented at the Brazilian operating companies and a gain of $5.1 million (represents Alliant Energy’s allocated portion of the total gain) realized in the first quarter of 2004 from the sale of two hydroelectric plants. The increased earnings for New Zealand were primarily due to higher electric margins resulting from higher energy prices.

Allowance for funds used during construction (AFUDC) increased $3.2 million primarily due to ongoing construction of the Emery plant. Interest income and other decreased $4.6 million primarily due to lower interest income from loans to discontinued operations due to asset sales during 2003.

Income Taxes — The effective income tax rates were 28.1% and 30.3% for the first quarter of 2004 and 2003, respectively. The lower rate was primarily due to the impact of higher non-taxable income from foreign operations.

Loss from Discontinued Operations — Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles — In the first quarter of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and EITF Issue 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” within WPC and Integrated Services, respectively.

IP&L RESULTS OF OPERATIONS

Overview — First Quarter Results — Earnings available for common stock decreased $9.7 million, primarily due to increased operating expenses and lower gas margins.

Electric Margins — Electric margins and MWh sales for IP&L for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$93,730	$89,700	4%	1,106	1,156	(4%)
Commercial	54,592	54,269	1%	829	858	(3%)
Industrial	77,182	69,223	11%	1,892	1,847	2%

Total from retail customers	225,504	213,192	6%	3,827	3,861	(1%)
Sales for resale	9,852	10,334	(5%)	311	303	3%
Other	6,926	6,803	2%	25	26	(4%)

Total revenues/sales	242,282	230,329	5%	4,163	4,190	(1%)

Electric production fuel and
purchased-power expense	85,757	72,702	18%

Margin	$156,525	$157,627	(1%)

Electric margins decreased $1.1 million, or 1%, largely due to the impact of slightly milder weather in the first quarter of 2004 compared to the same period in 2003 and a reserve for the potential 2004 refund to customers due to the Minnesota final electric rates being lower than the interim relief effective in July 2003. These items were partially offset by higher wheeling revenues. In April 2004, IP&L filed for reconsideration of the final electric rates with the MPUC.

Gas Margins — Gas margins and Dth sales for IP&L for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$83,222	$78,210	6%	8,736	9,445	(8%)
Commercial	44,193	38,629	14%	5,069	5,264	(4%)
Industrial	7,599	7,055	8%	1,034	1,090	(5%)
Transportation/other	2,691	2,783	(3%)	8,181	8,343	(2%)

Total revenues/sales	137,705	126,677	9%	23,020	24,142	(5%)

Cost of gas sold	107,292	91,771	17%

Margin	$30,413	$34,906	(13%)

Gas margins decreased $4.5 million, or 13%, primarily due to the impact of final Iowa retail gas rates effective in August 2003 being lower than interim rates that were in effect in the first quarter of 2003 and lower sales, which were partially due to slightly milder weather in the first quarter of 2004 compared to the same period in 2003.

Refer to “Rates and Regulatory Matters” for discussion of IP&L’s electric and gas rate filings.

Steam and Other Revenues — Steam and other revenues decreased $3.5 million primarily due to lower construction management revenues from WindConnect™ due to the current uncertainty regarding extension of the federal renewable energy production tax credit. The decrease was largely offset by lower other operation and maintenance expenses related to IP&L’s WindConnect™ program.

Other Operating Expenses — Other operation and maintenance expenses increased $3.6 million primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs), partially offset by lower expenses for WindConnect™. Depreciation and amortization expense increased $6.8 million primarily due to property additions.

Interest Expense and Other — AFUDC increased $3.7 million due to ongoing construction of the Emery plant.

Income Taxes — The effective income tax rates were 41.3% and 39.2% for the first quarter of 2004 and 2003, respectively. The increase was primarily due to a decrease in the Alliant Energy tax benefit allocated to IP&L pursuant to the provisions of PUHCA.

WP&L RESULTS OF OPERATIONS

Overview — First Quarter Results — Earnings available for common stock increased $12.2 million, primarily due to higher electric margins, partially offset by a higher effective income tax rate.

Electric Margins — Electric margins and MWh sales for WP&L for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$83,555	$76,448	9%	904	914	(1%)
Commercial	40,913	37,860	8%	531	530	--
Industrial	56,519	51,062	11%	1,097	1,048	5%

Total from retail customers	180,987	165,370	9%	2,532	2,492	2%
Sales for resale	39,622	40,907	(3%)	956	1,029	(7%)
Other	5,015	6,419	(22%)	23	24	(4%)

Total revenues/sales	225,624	212,696	6%	3,511	3,545	(1%)

Electric production fuel and
purchased-power expense	112,294	123,537	(9%)

Margin	$113,330	$89,159	27%

Electric margins increased $24.2 million, or 27%, primarily due to the implementation of rate increases during the last 12 months, which included increased revenues to recover a significant portion of WP&L’s increased operating expenses, the impact on the comparison of a significant under recovery of purchased-power and fuel costs in the first quarter of 2003 and increased retail sales resulting from continued customer and other sales growth. These items were partially offset by the impact of implementing seasonal rates in 2003 for the first time and slightly milder weather in the first quarter of 2004 compared with the same period in 2003. Electric margins for the first quarter of 2004 were also negatively impacted by higher than anticipated fuel and purchased-power costs. WP&L filed a fuel-only rate case in the first quarter of 2004 and an interim rate increase of approximately $16 million was implemented in late March 2004. Refer to “Alliant Energy Results of Operations” for further discussion of seasonal electric rates.

Gas Margins — Gas margins and Dth sales for WP&L for the three months ended March 31 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$62,177	$70,734	(12%)	6,161	6,498	(5%)
Commercial	33,090	37,893	(13%)	3,845	4,001	(4%)
Industrial	3,874	5,017	(23%)	493	575	(14%)
Transportation/other	12,023	17,560	(32%)	5,602	6,389	(12%)

Total revenues/sales	111,164	131,204	(15%)	16,101	17,463	(8%)

Cost of gas sold	77,423	96,554	(20%)

Margin	$33,741	$34,650	(3%)

Gas margins decreased $0.9 million, or 3%, primarily due to lower sales, which were partially due to milder weather conditions in the first quarter of 2004 compared with the same period in 2003, partially offset by improved results of $2 million from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners).

Refer to “Rates and Regulatory Matters” for discussion of WP&L’s electric and gas rate filings.

Other Operating Expenses — Other operation and maintenance expenses increased $3.6 million primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs) and transmission and distribution expenses. These items were partially offset by lower maintenance expenses at generating facilities. Depreciation and amortization expense decreased $2.2 million, primarily due to lower software amortization, partially offset by property additions.

Income Taxes — The effective income tax rates were 38.1% and 27.3% for the first quarter of 2004 and 2003, respectively. The increase was primarily due to a decrease in the Alliant Energy tax benefit allocated to WP&L pursuant to the provisions of PUHCA.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three-Month Periods — Selected information from Alliant Energy’s, IP&L’s and WP&L’s respective Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in thousands):

	Alliant Energy		IP&L		WP&L

Cash flows from (used for):	2004	2003	2004	2003	2004	2003

Operating activities	$123,005	$166,643	$109,336	$129,876	$49,588	$56,452
Financing activities	(29,261)	130,637	(5,807)	54,918	(28,679)	(28,849)
Investing activities	(139,593)	(294,404)	(93,529)	(189,293)	(32,943)	(35,106)

Alliant Energy’s cash flows from operating activities decreased $44 million, primarily due to changes in working capital, including changes in the levels of accounts receivable sold and timing of accounts payable disbursements, partially offset by the timing of collections from customers; cash flows used for financing activities increased $160 million, primarily due to changes in the amounts of debt issued and retired; and cash flows used for investing activities decreased $155 million, primarily due to the 2003 acquisition by Resources of a 309-MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin. IP&L’s cash flows from operating activities decreased $21 million, primarily due to changes in working capital; cash flows used for financing activities increased $61 million, primarily due to changes in the amounts of commercial paper issued and retired; and cash flows used for investing activities decreased $96 million, primarily due to lower construction and acquisition expenditures associated with the construction of the Emery plant. WP&L’s cash flows from operating activities decreased $7 million, primarily due to changes in working capital.

Certain Regulatory Approvals/Requirements — PUHCA — Alliant Energy is subject to a PUHCA requirement whereby Alliant Energy’s common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy’s common equity ratio as of March 31, 2004, as computed under this requirement, was 47.1%.

State Regulatory Agencies — In March 2004, IP&L received the necessary regulatory authorization to increase short-term borrowings from $250 million to $300 million. In March 2004, WP&L discontinued its utility customer accounts receivable sale program, increasing its short-term borrowing authority granted by the PSCW to $185 million for general corporate purposes.

Shelf Registrations — In 2004, Alliant Energy, IP&L and WP&L each filed separate shelf registrations with the SEC. Alliant Energy’s shelf registration became effective in April 2004 and allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. The new shelf registration terminates the joint shelf registration filed by Alliant Energy and Resources in 2003. IP&L’s shelf registration became effective in April 2004 and allows IP&L flexibility to offer from time to time up to an aggregate of $210 million of preferred stock, senior unsecured debt securities and collateral trust bonds. IP&L issued $100 million of senior debentures in May 2004 under this shelf registration. After giving effect to this offering, $110 million remains available under the IP&L shelf registration. The new shelf registration terminates the shelf registration filed by IP&L in 2003. WP&L’s shelf registration became effective in April 2004 and allows WP&L flexibility to offer from time to time up to an aggregate of $150 million of its preferred stock, senior unsecured debt securities and first mortgage bonds.

Cash and Temporary Cash Investments — As of March 31, 2004, Alliant Energy and its subsidiaries had approximately $196 million of cash and temporary cash investments, of which approximately $64 million consisted of deposits in foreign bank accounts. Due to Alliant Energy electing permanent investment of earnings for federal income tax purposes for certain foreign subsidiaries, a majority of the cash held in foreign banks cannot be repatriated without material tax obligations. Alliant Energy plans to use a portion of this cash held in foreign bank accounts to invest in future capital projects in China.

Sale of Accounts Receivable — Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on WP&L’s discontinuance of participation in the utility customer accounts receivable sale program.

Short-term Debt — Information regarding commercial paper at March 31, 2004 was as follows (dollars in millions):

	Alliant	Parent
Commercial paper:	Energy	Company	IP&L	WP&L

Amount outstanding	$122.5	$--	$122.5	$--
Weighted average maturity	12 days	N/A	12 days	N/A
Discount rates	1.12-1.13%	N/A	1.12-1.13%	N/A
Available capacity	$527.5	$200.0	$127.5	$200.0

Alliant Energy’s, IP&L’s and WP&L’s credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description	Requirement	March 31, 2004

Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48.5%
Consolidated net worth	At least $1.4 billion	$2.4 billion
EBITDA interest coverage ratio (*)	At least 2.5x	3.8x
IP&L debt-to-capital ratio	Less than 58%	47.8%
WP&L debt-to-capital ratio	Less than 58%	29.8%
(*) In compliance with the agreement, results of discontinued operations have been included in this covenant calculation.

Long-term Debt — In May 2004, IP&L issued $100 million of 6.30% senior debentures due 2034 and used the proceeds to repay short-term debt primarily incurred in the construction of the Emery plant. In February 2004, Resources retired $10.0 million of its 9.75% senior notes and $9.5 million of its 7% senior notes, incurring approximately $0.03 per share of debt repayment premiums.

Common Equity — In March 2004, Alliant Energy filed a registration statement with the SEC that became effective in April 2004, relating to the registration of approximately 3.4 million shares of Alliant Energy common stock and related common share purchase rights, which may be issued pursuant to the Alliant Energy Corporation Shareowner Direct Plan.

In connection with Alliant Energy's April 2004 shelf registration discussed previously, it is Alliant Energy's current intent to issue up to $150 million of new common stock during the remainder of 2004. Alliant Energy has entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. Refer to "Shelf Registrations" for additional information.

Alliant Energy's Board of Directors has approved an amendment to Alliant Energy's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 200 million to 240 million, which Alliant Energy shareowners will vote on at the annual meeting on May 21, 2004.

Off-Balance Sheet Arrangements — A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 Form 10-K. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for the impact of revised FIN 46 guidance on Alliant Energy’s tolling and purchased-power agreements.

Contractual Obligations — A summary of Alliant Energy’s, IP&L’s and WP&L’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 Form 10-K.

Environmental — A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 Form 10-K. Refer to “Legal Proceedings” for discussion of complaints filed against WP&L and Alliant Energy regarding the Columbia generating station.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions — Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IP&L’s and WP&L’s combined Form 10-K for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 Form 10-K.

Accounting Pronouncements — As of March 31, 2004, Alliant Energy adopted revised FIN 46 guidance. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Critical Accounting Policies — A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IP&L’s and WP&L’s combined Form 10-K for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 10-K.

Other Future Considerations — A summary of Alliant Energy’s, IP&L’s and WP&L’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 Form 10-K, except as described below. In addition to items discussed earlier in MD&A, the following items could impact Alliant Energy’s future financial condition or results of operations:

Mexico — At March 31, 2004, Resources held a secured loan receivable of approximately $81 million from an unrelated Mexican development company. The loan proceeds were used by the development company to construct substantially all the infrastructure for the initial phase of a master-planned resort community known as Laguna del Mar located near Puerto Penasco, State of Sonora, on the Sea of Cortez. Alliant Energy has concerns regarding the Mexican development company’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. Discussions are currently underway between Resources and the owners of the development company to resolve this matter. Resources is evaluating its alternatives, which include possibly restructuring a role for its partners or replacing them, a transfer of ownership and control of the project to Resources or the exercise of Resources’ remedies through legal action. Effective Jan. 1, 2004, Resources ceased accruing interest income related to this loan pending resolution of this matter. If the development of the project and related real estate sales are not ultimately successfully executed, it is possible that Alliant Energy could incur material asset valuation charges in the future. Alliant Energy is unable to predict the ultimate outcome of this matter.

Brazil — To complete earlier plans, the Juiz de Fora facility, a joint venture gas-fired generating facility in which Alliant Energy holds a 50% direct ownership interest, is scheduled for a 20-MW expansion from a single cycle to a combined cycle facility at an estimated cost of $24 million. However, initiation of the expansion construction is experiencing some delays due to disputes with Alliant Energy’s Brazilian partner regarding the financing and construction of the Juiz de Fora facility and other matters (as mentioned below). Alliant Energy is currently discussing with its partner resolution of these matters in order to ensure timely completion of the project. If the Juiz de Fora combined cycle construction is not completed as anticipated, the future performance obligations of this generation asset might be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Juiz de Fora; however, it could lead to material asset valuation or other charges with respect to Alliant Energy’s investment in the Juiz de Fora facility.

Alliant Energy continues to closely monitor the financial performance of its Brazilian investments. While such performance improved significantly in 2003, and while Alliant Energy expects continued improvements in 2004, Alliant Energy believes the rate of improvement can be enhanced — particularly in regard to controlling costs and reduction of debt — and this has been a source of dispute with its Brazilian partners. In particular, Alliant Energy’s Brazilian partners want to use company funds to pay dividends in order to ensure their control over the operations. Alliant Energy is not interested in and has not sought control of the operations. However, it has urged that, to the extent funds are available, they would be better used to pay down debt.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil. Alliant Energy will consider the full range of options potentially available. Consequently, Alliant Energy is unable to provide any assurances that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring a material charge as relates to its investments in Brazil as the company cannot currently predict the ultimate outcome of these reviews and discussions.

China — The generating plants included in Alliant Energy’s China portfolio are currently experiencing higher than anticipated coal and related costs due primarily to government allocations and infrastructure bottlenecks.  Alliant Energy is attempting to mitigate the impact of these cost increases by working with local Chinese authorities to increase the supply of lower cost coal, working with local Chinese power commissions to enable it to recover the higher costs through tariffs and reviewing for other ways to offset these cost increases within its operations.  Alliant Energy is unable to predict the future of these costs in China or the ultimate outcome of its efforts to mitigate the impact of any cost increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2 MD&A “Other Matters — Market Risk Sensitive Instruments and Positions.”

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IP&L’s and WP&L’s management evaluated, with the participation of each of Alliant Energy’s, IP&L’s and WP&L’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures as of the end of the quarter ended March 31, 2004 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004.

There was no change in Alliant Energy’s, IP&L’s and WP&L’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IP&L’s or WP&L’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy and WP&L
In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates (WELA) filed a complaint in the U.S. District Court for the Western District of Wisconsin against WP&L and Alliant Energy alleging violations of the federal Clean Water Act at the Columbia generating station. The complaint seeks certain upgrades to Columbia’s wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin Department of Natural Resources has been pursuing enforcement of this same matter and recently referred the matter to the Wisconsin Department of Justice (WDOJ). In March 2004, WDOJ filed a complaint in state court against WP&L and Alliant Energy alleging similar violations. Alliant Energy, WDOJ and WELA have initiated settlement discussions. Alliant Energy believes that the total cost to resolve any potential penalties and implement any required upgrades in this matter will not be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits: The following Exhibits are filed herewith or incorporated by reference.

4.1	Officer's Certificate, dated May 3, 2004, creating the 6.30% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated May 3, 2004)

10.1

Sales Agreement, dated April 9, 2004, between Alliant Energy and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.3 to Alliant Energy's Registration Statement on Form S-3 (Registration No. 333-114361))

10.2	Key Executive Employment and Severance Agreement, dated Feb. 4, 2004, by and between Alliant Energy and T.L. Aller

10.3	Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 26, 2004

10.4	Supplemental Retirement Agreement by and between Alliant Energy and T.L. Aller (incorporated by reference to Exhibit 10.7 to Alliant Energy's Form 10-Q for the quarter ended Sept. 30, 2003)

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IP&L

31.4	Certification of the CFO for IP&L

31.5	Certification of the Chairman and CEO for WP&L

31.6	Certification of the CFO for WP&L

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IP&L

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WP&L

(b) Reports on Form 8-K:

Alliant Energy
Alliant Energy filed a Current Report on Form 8-K, dated Jan. 30, 2004, reporting (under Items 7 and 12) that it issued a press release announcing its earnings for the fourth quarter and year ended Dec. 31, 2003, its earnings guidance for 2004 and projected 2004 and 2005 capital expenditures.

IP&L — None.

WP&L — None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of May 2004.

ALLIANT ENERGY CORPORATION
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY
Registrant

By: /s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer
John E. Kratchmer	(Principal Accounting Officer and Authorized Signatory)