Form 10-Q
period 2004-06-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2004-08-06
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation	Yes [X]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [X]
Wisconsin Power and Light Company	Yes [ ]	No [X]

Number of shares outstanding of each class of common stock as of July 31, 2004:
Alliant Energy Corporation	Common stock, $0.01 par value, 113,221,482 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:
Abbreviation or Acronym	Definition
Alliant Energy	Alliant Energy Corporation
Corporate Services	Alliant Energy Corporate Services, Inc.
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Emery	Emery Generating Facility
EPS	Earnings Per Average Common Share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
FIN 46	Consolidation of Variable Interest Entities
GAAP	Accounting Principles Generally Accepted in the U.S.
IP&L	Interstate Power and Light Company
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
McLeod	McLeodUSA Incorporated
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
PSCW	Public Service Commission of Wisconsin
PUHCA	Public Utility Holding Company Act of 1935
Resources	Alliant Energy Resources, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
South Beloit	South Beloit Water, Gas and Electric Company
TBD	To Be Determined
U.S.	United States of America
WP&L	Wisconsin Power and Light Company
WPC	Whiting Petroleum Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

	(in thousands, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$468,634	$444,108	$936,540	$887,133
Gas	78,948	76,392	327,817	334,273
Other	17,728	22,873	37,106	46,172
Non-regulated	96,828	116,128	251,681	300,153

	662,138	659,501	1,553,144	1,567,731

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	172,282	170,086	370,333	366,325
Cost of gas sold	48,364	49,744	233,079	238,069
Other operation and maintenance	161,645	177,474	342,057	350,692
Non-regulated operation and maintenance	90,709	106,986	230,139	276,537
Goodwill impairment charge	42,853	-	42,853	-
Depreciation and amortization	83,034	76,185	166,292	154,063
Taxes other than income taxes	25,686	20,785	51,987	46,861

	624,573	601,260	1,436,740	1,432,547

Operating income	37,565	58,241	116,404	135,184

Interest expense and other:
Interest expense	43,884	55,129	87,252	109,494
Loss on early extinguishment of debt	-	-	5,392	-
Equity income from unconsolidated investments	(5,785)	(9,237)	(22,412)	(4,983)
Allowance for funds used during construction	(5,756)	(4,572)	(12,817)	(8,433)
Preferred dividend requirements of subsidiaries	4,678	3,968	9,356	8,126
Interest income and other	1,782	(4,993)	1,639	(9,781)

	38,803	40,295	68,410	94,423

Income (loss) from continuing operations before income taxes	(1,238)	17,946	47,994	40,761

Income taxes	11,845	6,217	27,010	14,393

Income (loss) from continuing operations	(13,083)	11,729	20,984	26,368

Income from discontinued operations, net of tax (Note 7)	-	20,425	-	11,291

Income (loss) before cumulative effect of changes in accounting principles	(13,083)	32,154	20,984	37,659

Cumulative effect of changes in accounting principles, net of tax	-	-	-	(5,983)

Net income (loss)	($13,083)	$32,154	$20,984	$31,676

Average number of common shares outstanding (basic)	112,079	92,911	111,616	92,711

Average number of common shares outstanding (diluted)	112,079	93,022	112,030	92,780

Earnings per average common share (basic and diluted):
Income (loss) from continuing operations	($0.12)	$0.13	$0.19	$0.28
Income from discontinued operations	-	0.22	-	0.12
Cumulative effect of changes in accounting principles	-	-	-	(0.06)

Net income (loss)	($0.12)	$0.35	$0.19	$0.34

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,201,174	$5,707,478
Gas plant in service	661,039	646,439
Other plant in service	545,674	538,340
Accumulated depreciation	(3,105,312)	(2,985,285)

Net plant	4,302,575	3,906,972
Construction work in progress:
Emery generating facility	4,657	304,332
Other	187,040	152,684
Other, less accumulated depreciation (accum. depr.) of $3,362 and $3,242	65,489	68,611

Total domestic utility	4,559,761	4,432,599

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $5,123 and $3,380	206,744	204,480
International, less accum. depr. of $39,880 and $33,708	195,530	198,875
Other Investments, less accum. depr. of $29,506 and $26,179	61,212	53,819
Integrated Services, less accum. depr. of $36,265 and $32,903	58,603	60,617
Corporate Services and other, less accum. depr. of $34,160 and $25,283	67,282	68,415

Total non-regulated and other	589,371	586,206

	5,149,132	5,018,805

Current assets:
Cash and temporary cash investments	189,125	242,281
Restricted cash	7,983	11,418
Accounts receivable:
Customer, less allowance for doubtful accounts of $3,949 and $5,522	134,082	80,664
Unbilled utility revenues	82,071	83,385
Other, less allowance for doubtful accounts of $909 and $786	62,705	94,733
Income tax refunds receivable	54,464	20,878
Production fuel, at average cost	53,081	54,148
Materials and supplies, at average cost	66,847	60,518
Gas stored underground, at average cost	33,443	90,964
Regulatory assets	51,573	61,777
Other	82,182	82,137

	817,556	882,903

Investments:
Investments in unconsolidated foreign entities	483,344	481,525
Nuclear decommissioning trust funds	395,984	381,524
Investment in ATC and other	271,499	260,511

	1,150,827	1,123,560

Other assets:
Regulatory assets	324,685	339,261
Deferred charges and other	333,674	410,917

	658,359	750,178

Total assets	$7,775,874	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 and 200,000,000 shares;
outstanding 113,177,544 and 110,962,910 shares	$1,132	$1,110
Additional paid-in capital	1,697,557	1,643,572
Retained earnings	805,938	840,417
Accumulated other comprehensive loss	(125,616)	(106,415)
Shares in deferred compensation trust - 271,321 and 264,673 shares
at an average cost of $27.51 and $27.84 per share	(7,465)	(7,370)

Total common equity	2,371,546	2,371,314

Cumulative preferred stock of subsidiaries, net	243,803	243,803
Long-term debt, net (excluding current portion)	2,202,828	2,123,298

	4,818,177	4,738,415

Current liabilities:
Current maturities and sinking funds	7,947	69,281
Variable rate demand bonds	55,100	55,100
Commercial paper	88,000	107,500
Other short-term borrowings	14,075	21,495
Accounts payable	268,206	309,816
Accrued interest	44,567	43,962
Accrued taxes	69,312	70,835
Other	162,409	176,120

	709,616	854,109

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	739,914	702,648
Accumulated deferred investment tax credits	46,549	49,085
Regulatory liabilities	649,275	632,230
Asset retirement obligations	357,301	345,680
Pension and other benefit obligations	197,931	188,324
Other	202,571	212,413

	2,193,541	2,130,380

Minority interest	54,540	52,542

Total capitalization and liabilities	$7,775,874	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$20,984	$31,676
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of tax	-	(11,291)
Depreciation and amortization	166,292	154,063
Other amortizations	33,670	33,288
Deferred tax expense and investment tax credits	34,569	30,869
Equity income from unconsolidated investments, net	(22,412)	(4,983)
Distributions from equity method investments	15,245	6,942
Non-cash valuation charges (income)	43,864	(577)
Refueling outage provision	2,069	(11,391)
Cumulative effect of changes in accounting principles, net of tax	-	5,983
Other	(12,593)	(10,677)
Other changes in assets and liabilities:
Accounts receivable	54,924	20,075
Sale of utility accounts receivable	(75,000)	18,000
Income tax refunds receivable	(33,586)	(46,333)
Gas stored underground	57,521	16,141
Accounts payable	(17,615)	(42,348)
Accrued taxes	(1,523)	20,666
Other	5,873	10,617

Net cash flows from operating activities	272,282	220,720

Cash flows from (used for) financing activities:
Common stock dividends	(55,463)	(46,165)
Proceeds from issuance of common stock	50,703	13,005
Proceeds from issuance of long-term debt	100,168	60,000
Reductions in long-term debt	(84,468)	(3,740)
Net change in commercial paper and other short-term borrowings	(26,920)	31,183
Net change in loans with discontinued operations	-	(25,181)
Other	(4,848)	(19,746)

Net cash flows from (used for) financing activities	(20,828)	9,356

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(259,533)	(263,025)
Non-regulated businesses	(29,113)	(212,305)
Corporate Services and other	(7,768)	(2,717)
Nuclear decommissioning trust funds	(7,318)	(6,911)
Proceeds from asset sales	3,640	244,220
Other	(4,518)	15,039

Net cash flows used for investing activities	(304,610)	(225,699)

Net increase (decrease) in cash and temporary cash investments	(53,156)	4,377

Cash and temporary cash investments at beginning of period	242,281	62,859

Cash and temporary cash investments at end of period	$189,125	$67,236

Supplemental cash flows information:
Cash paid during the period for:
Interest	$87,320	$96,842

Income taxes, net of refunds	$23,347	$28,224

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$--	$127,595

Capital lease obligations incurred	$1,832	$2,377

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 (b) the condensed consolidated financial position at June 30, 2004 and Dec. 31, 2003, and (c) the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	Alliant Energy’s comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Net income (loss)	($13,083)	$32,154	$20,984	$31,676
Unrealized holding gains on securities, net of tax	986	4,362	4,911	3,405
Less: reclassification adjustment for gains
included in net income (loss), net of tax	--	1,003	3	1,003

Net unrealized gains on securities	986	3,359	4,908	2,402

Foreign currency translation adjustments, net of tax	(26,082)	41,274	(24,368)	69,506

Unrealized holding gains (losses) on qualifying
derivatives, net of tax	87	394	138	(4,880)
Less: reclassification adjustment for losses
included in net income (loss), net of tax	(54)	(2,972)	(121)	(8,984)

Net unrealized gains on qualifying derivatives	141	3,366	259	4,104

Other comprehensive income (loss)	(24,955)	47,999	(19,201)	76,012

Comprehensive income (loss)	($38,038)	$80,153	$1,783	$107,688

3.	Certain financial information relating to Alliant Energy’s significant business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l *	ISCO **	Other	Total	Other	Consolidated

	(in thousands)
Three Months Ended June 30, 2004
Operating revenues	$468,634	$78,948	$17,728	$565,310	$29,625	$56,736	$11,827	$98,188	($1,360)	$662,138
Operating income (loss)	84,173	(1,511)	2,106	84,768	(807)	(44,058)	(1,461)	(46,326)	(877)	37,565
Net income (loss)				38,930	(8,449)	(44,960)	1,698	(51,711)	(302)	(13,083)

Three Months Ended June 30, 2003
Operating revenues	$444,108	$76,392	$22,873	$543,373	$26,671	$79,169	$11,762	$117,602	($1,474)	$659,501
Operating income (loss)	64,669	(6,538)	1,490	59,621	3,788	(2,177)	(2,598)	(987)	(393)	58,241
Income (loss) from continuing
operations				22,639	2,048	(380)	(3,872)	(2,204)	(8,706)	11,729
Income (loss) from discontinued
operations, net of tax				--	40,292	--	(19,867)	20,425	--	20,425
Net income (loss)				22,639	42,340	(380)	(23,739)	18,221	(8,706)	32,154

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l *	ISCO **	Other	Total	Other	Consolidated

	(in thousands)
Six Months Ended June 30, 2004
Operating revenues	$936,540	$327,817	$37,106	$1,301,463	$65,926	$165,374	$22,977	$254,277	($2,596)	$1,553,144
Operating income (loss)	130,572	25,884	2,698	159,154	5,076	(43,518)	(3,089)	(41,531)	(1,219)	116,404
Net income (loss)				72,291	(326)	(47,980)	514	(47,792)	(3,515)	20,984

Six Months Ended June 30, 2003
Operating revenues	$887,133	$334,273	$46,172	$1,267,578	$55,142	$226,922	$21,091	$303,155	($3,002)	$1,567,731
Operating income (loss)	102,859	28,838	250	131,947	5,405	3,248	(5,364)	3,289	(52)	135,184
Income (loss) from continuing
operations				53,610	(6,338)	1,184	(7,721)	(12,875)	(14,367)	26,368
Income (loss) from discontinued
operations, net of tax				--	44,658	--	(33,367)	11,291	--	11,291
Cumulative effect of changes in
accounting principles, net of tax				--	--	(2,078)	(3,905)	(5,983)	--	(5,983)
Net income (loss)				53,610	38,320	(894)	(44,993)	(7,567)	(14,367)	31,676

* Int’l = International ** ISCO = Integrated Services

4.

The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility rate making and certain non-deductible expenses. The provisions for income taxes from continuing operations for the three and six months ended June 30, 2004 were also significantly different from the federal statutory rate of 35% due to the goodwill impairment charge recorded in the second quarter of 2004. Alliant Energy anticipates a significant portion of the temporary difference resulting from the goodwill impairment charge will more likely than not reverse in the form of a capital loss for tax purposes. Given Alliant Energy’s current capital loss carryforward position and the likelihood regarding its ability to utilize the capital loss related to this goodwill impairment charge before it expires, Alliant Energy recorded a valuation allowance against deferred tax assets of approximately $14 million in the second quarter of 2004 related to this issue.

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

For the six months ended June 30, 2004, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In the first quarter of 2004, Alliant Energy reclassified a loss of $0.1 million into earnings as a result of the discontinuance of hedges. At June 30, 2004, the maximum length of time over which Alliant Energy hedged its exposure to the variability in future cash flows for forecasted transactions was two months. Alliant Energy estimates that income of $0.5 million will be reclassified from accumulated other comprehensive loss into earnings within the 12 months between July 1, 2004 and June 30, 2005 as the hedged transactions affect earnings.

6.	A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three and six months ended June 30 was as follows:

	Three Months		Six Months

	2004	2003	2004	2003

Weighted average common shares outstanding:
Basic EPS calculation	112,078,811	92,911,219	111,615,992	92,711,140
Effect of dilutive securities	--	110,661	413,807	68,987

Diluted EPS calculation	112,078,811	93,021,880	112,029,799	92,780,127

As a result of Alliant Energy incurring a loss from continuing operations for the three months ended June 30, 2004, 401,834 potential incremental common shares were excluded from the calculation of diluted EPS for that period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and six months ended June 30 as follows:

	Three Months		Six Months

	2004	2003	2004	2003

Options to purchase shares of common stock	3,323,424	3,552,262	3,362,506	4,175,799
Average exercise price of options excluded	$29.32	$29.47	$29.33	$28.03

The effect on net income (loss) and EPS for the three and six months ended June 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under its two stock-based incentive compensation plans was as follows (dollars in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Net income (loss), as reported	($13,083)	$32,154	$20,984	$31,676
Less: stock-based compensation expense, net of tax	434	259	875	1,150

Pro forma net income (loss)	($13,517)	$31,895	$20,109	$30,526

EPS (basic and diluted):
As reported	($0.12)	$0.35	$0.19	$0.34
Pro forma	($0.12)	$0.34	$0.18	$0.33

7.

Alliant Energy completed the sale of its Australian, affordable housing and SmartEnergy, Inc. businesses in the second, third and third quarters of 2003, respectively. In the fourth quarter of 2003, Alliant Energy completed an initial public offering of WPC, leaving Alliant Energy with an approximate 6% ownership interest in WPC that is accounted for under the cost method as of June 30, 2004. As a result of additional common stock issued by WPC in 2004, Alliant Energy currently holds approximately 5% of the common shares of WPC. The operating results for these non-regulated businesses for the three and six months ended June 30, 2003 have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Financial Statements.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003 was as follows (in thousands):

	Three Months	Six Months

Operating revenues	$52,703	$119,612
Operating expenses	30,591	71,387
Interest expense and other (pre-tax numbers):
Gain on sale of Australian business	(74,721)	(72,115)
Valuation adjustments and selling costs	41,363	76,244
Southern Hydro Partnership SFAS 133 loss (income)	132	(14,689)
Other	4,659	14,677

Income before income taxes	50,679	44,108
Income taxes	30,254	32,817

Income from discontinued operations, net of tax	$20,425	$11,291

The valuation adjustments reflected updated estimates of the market value, less selling costs, of assets classified as held for sale as of June 30, 2003.

A summary of the components of cash flows for discontinued operations for the six months ended June 30, 2003 was as follows (in thousands):

Net cash flows from operating activities	$50,947
Net cash flows used for financing activities	(8,582)
Net cash flows used for investing activities	(21,453)

Net increase in cash and temporary cash investments	20,912
Cash and temporary cash investments at beginning of period	16,043

Cash and temporary cash investments at end of period	$36,955

Supplemental cash flows information:
Cash paid (received) during the period for:
Interest	$14,111

Income taxes, net of refunds	($17,246)

Refer to Note 13 for discussion of Alliant Energy’s intent to divest certain businesses within its Integrated Services business platform.

8.

In 2004, Alliant Energy adopted revised FIN 46 guidance (FIN 46R). The entities that Alliant Energy consolidated as a result of this guidance did not have a material impact on its financial condition or results of operations. After making an ongoing exhaustive effort, Alliant Energy concluded that for the Riverside and RockGen power plants, it is unable to obtain the information necessary from the counterparties to these tolling and purchased-power agreements, respectively, to determine whether the counterparties are variable interest entities and if Alliant Energy is the primary beneficiary. The counterparties sell some or all of their generating capacity to WP&L, and can sell their energy output to both WP&L and IP&L. The Riverside plant was placed in service in June 2004. In the second quarter of 2004, WP&L and IP&L incurred costs (excluding fuel costs) related to the Riverside contract of $7.2 million and $0.1 million, respectively. WP&L incurred costs related to the RockGen contract of approximately $6.0 million and $23.3 million for the three and six months ended June 30, 2004, and $4.4 million and $16.7 million for the three and six months ended June 30, 2003, respectively. Alliant Energy's maximum exposure to loss from these contracts is undeterminable due to the inability to obtain the necessary information to complete such evaluation.

9.

Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), a reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	IP&L	WP&L	Total

Balance at Jan. 1, 2004	$158	$188	$346
Accretion expense	5	6	11

Balance at June 30, 2004	$163	$194	$357

10.	The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended June 30:
Service cost	$5,041	$4,036	$2,490	$1,894
Interest cost	10,920	10,898	3,437	3,665
Expected return on plan assets	(11,734)	(10,153)	(1,633)	(1,339)
Amortization of:
Transition obligation (asset)	(78)	(132)	506	918
Prior service cost	922	796	(262)	(76)
Actuarial loss	1,812	2,181	1,061	665

	$6,883	$7,626	$5,599	$5,727

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Six months ended June 30:
Service cost	$9,781	$8,072	$5,278	$3,788
Interest cost	21,872	21,796	7,113	7,330
Expected return on plan assets	(23,315)	(20,306)	(3,183)	(2,678)
Amortization of:
Transition obligation (asset)	(156)	(264)	981	1,836
Prior service cost	1,626	1,592	(450)	(152)
Actuarial loss	3,902	4,362	2,610	1,330

	$13,710	$15,252	$12,349	$11,454

Alliant Energy estimates that funding for the pension and postretirement benefit plans for 2004 will be approximately $60 million and $17 million, of which $3 million and $7 million, respectively, have been contributed through June 30, 2004.

In the second quarter of 2004, Alliant Energy adopted FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP 106-2). Alliant Energy has determined that a substantial portion of the postretirement medical plans are actuarially equivalent to the Medicare Prescription Drug Plan. Alliant Energy anticipates continuing its current prescription drug coverage for currently covered retirees and therefore should be eligible for the subsidy available from Medicare. The estimated reductions in Alliant Energy’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $3 million and $17 million, respectively.

11.

In March 2004, WP&L discontinued its participation in Alliant Energy’s combined utility customer accounts receivable sale program. WP&L had no receivables sold and no short-term debt outstanding at the time it discontinued its participation in the program. In May 2004, Alliant Energy reduced the maximum amount of receivables that can be sold in the program from $250 million to $175 million, all of which may be sold by IP&L. At June 30, 2004 and Dec. 31, 2003, Alliant Energy had sold $101 million (all at IP&L) and $176 million ($126 million at IP&L and $50 million at WP&L) of domestic utility customer accounts receivable, respectively.

12.

WP&L has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion). Pending various regulatory approvals, including the PSCW, the transaction is expected to be completed in 2004. Approval has already been obtained from the Federal Trade Commission, Nuclear Regulatory Commission, IUB, Illinois Commerce Commission and MPUC, and certain approvals have been obtained from the Federal Energy Regulatory Commission.

WP&L anticipates that it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it has established to cover the eventual decommissioning of Kewaunee. The fund that will be retained had an after-tax value of $69 million on June 30, 2004. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WP&L’s qualified decommissioning trust assets which had an after-tax value of $173 million on June 30, 2004. The gross cash proceeds from the sale are expected to slightly exceed WP&L’s carrying value of the assets being sold. WP&L has requested deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WP&L does not expect this transaction will have a significant impact on its operating results. As of June 30, 2004, WP&L’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (amounts in millions):

Assets:		Liabilities:
Investments	$173	Asset retirement obligations	$193
Property, plant and equipment, net	78	Regulatory liabilities	(4)
Other	13

Total assets	$264	Total liabilities	$189

The assets and liabilities in the previous table do not meet the criteria to be classified as held for sale on the Condensed Consolidated Balance Sheets under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” At the closing of the sale, WP&L will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when Kewaunee’s current operating license will expire. In April 2004, WP&L entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WP&L and Wisconsin Public Service Corporation (WPSC) for new purchased-power agreements for their respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period will start on the closing date of the sale and will extend through Dec. 21, 2011.

13.

In the second quarter of 2004, Alliant Energy recorded a SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), pre-tax non-cash goodwill impairment charge of $43 million related to two of its Integrated Services businesses, primarily due to less favorable market conditions. The fair value of the goodwill was estimated using a combination of the expected discounted future cash flows and market value indicators. The impairment charge was recorded in “Goodwill impairment charge” in continuing operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004. In July 2004, Alliant Energy announced its intent to divest these two businesses and one other business within its Integrated Services business platform. These businesses did not qualify as assets held for sale as of June 30, 2004, however, Alliant Energy expects these businesses will be reported as assets held for sale and discontinued operations in the third or fourth quarter of 2004.

14.

The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2004	2003	2004	2003

Interest income:
From loans to discontinued operations	$--	$--	$--	($3.3)
Other	(2.6)	(3.0)	(5.4)	(6.5)
Valuation charges (income) from McLeod trading securities	0.9	(0.8)	0.9	(0.6)
Gains on asset sales, net	(0.2)	(1.8)	(1.2)	(2.1)
Currency transaction (gains) losses, net	0.8	(2.9)	(0.2)	(2.9)
Minority interest of subsidiaries' net earnings	0.4	0.2	3.1	2.5
Other	2.5	3.3	4.4	3.1

	$1.8	($5.0)	$1.6	($9.8)

15.

In May 2004, Emery was placed in service and resulted in an increase in “Domestic utility — Electric plant in service” and a corresponding decrease in “Construction work in progress — Emery generating facility” on Alliant Energy’s Condensed Consolidated Balance Sheet as of June 30, 2004.

16.

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended June 30, 2004	(in thousands)
Operating revenues:
Domestic utility:
Electric	$-	$-	$468,634	$-	$468,634
Gas	-	-	78,948	-	78,948
Other	-	-	17,728	-	17,728
Non-regulated	-	98,188	82,833	(84,193)	96,828

	-	98,188	648,143	(84,193)	662,138

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	172,282	-	172,282
Cost of gas sold	-	-	48,364	-	48,364
Other operation and maintenance	-	-	161,645	-	161,645
Non-regulated operation and maintenance	858	91,211	75,431	(76,791)	90,709
Goodwill impairment charge	-	42,853	-	-	42,853
Depreciation and amortization	16	8,715	78,835	(4,532)	83,034
Taxes other than income taxes	4	1,735	25,874	(1,927)	25,686

	878	144,514	562,431	(83,250)	624,573

Operating income (loss)	(878)	(46,326)	85,712	(943)	37,565

Interest expense and other:
Interest expense	344	19,081	25,388	(929)	43,884
Equity (income) loss from unconsolidated investments	-	314	(6,099)	-	(5,785)
Allowance for funds used during construction	-	-	(5,816)	60	(5,756)
Preferred dividend requirements of subsidiaries	-	-	4,678	-	4,678
Interest income and other	12,560	2,622	(676)	(12,724)	1,782

	12,904	22,017	17,475	(13,593)	38,803

Income (loss) before income taxes	(13,782)	(68,343)	68,237	12,650	(1,238)

Income tax expense (benefit)	(699)	(16,632)	29,331	(155)	11,845

Net income (loss)	($13,083)	($51,711)	$38,906	$12,805	($13,083)

Three Months Ended June 30, 2003
Operating revenues:
Domestic utility:
Electric	$-	$-	$444,108	$-	$444,108
Gas	-	-	76,392	-	76,392
Other	-	-	22,873	-	22,873
Non-regulated	-	117,602	89,964	(91,438)	116,128

	-	117,602	633,337	(91,438)	659,501

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	169,537	549	170,086
Cost of gas sold	-	-	49,744	-	49,744
Other operation and maintenance	-	-	177,474	-	177,474
Non-regulated operation and maintenance	846	108,080	82,740	(84,680)	106,986
Depreciation and amortization	10	8,836	71,419	(4,080)	76,185
Taxes other than income taxes	3	1,673	21,051	(1,942)	20,785

	859	118,589	571,965	(90,153)	601,260

Operating income (loss)	(859)	(987)	61,372	(1,285)	58,241

Interest expense and other:
Interest expense	2,637	26,864	27,236	(1,608)	55,129
Equity income from unconsolidated investments	-	(3,494)	(4,434)	(1,309)	(9,237)
Allowance for funds used during construction	-	-	(4,606)	34	(4,572)
Preferred dividend requirements of subsidiaries	-	-	3,968	-	3,968
Interest income and other	(40,875)	(5,597)	(249)	41,728	(4,993)

	(38,238)	17,773	21,915	38,845	40,295

Income (loss) from continuing operations before income taxes	37,379	(18,760)	39,457	(40,130)	17,946

Income tax expense (benefit)	5,225	(16,556)	17,420	128	6,217

Income (loss) from continuing operations	32,154	(2,204)	22,037	(40,258)	11,729

Income from discontinued operations, net of tax	-	20,425	-	-	20,425

Net income	$32,154	$18,221	$22,037	($40,258)	$32,154

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2004	(in thousands)
Operating revenues:
Domestic utility:
Electric	$-	$-	$936,540	$-	$936,540
Gas	-	-	327,817	-	327,817
Other	-	-	37,106	-	37,106
Non-regulated	-	254,277	164,466	(167,062)	251,681

	-	254,277	1,465,929	(167,062)	1,553,144

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	370,333	-	370,333
Cost of gas sold	-	-	233,079	-	233,079
Other operation and maintenance	-	-	342,057	-	342,057
Non-regulated operation and maintenance	1,189	231,548	149,905	(152,503)	230,139
Goodwill impairment charge	-	42,853	-	-	42,853
Depreciation and amortization	29	17,568	157,553	(8,858)	166,292
Taxes other than income taxes	3	3,839	51,982	(3,837)	51,987

	1,221	295,808	1,304,909	(165,198)	1,436,740

Operating income (loss)	(1,221)	(41,531)	161,020	(1,864)	116,404

Interest expense and other:
Interest expense	544	38,479	50,081	(1,852)	87,252
Loss on early extinguishment of debt	-	5,392	-	-	5,392
Equity income from unconsolidated investments	-	(11,634)	(10,778)	-	(22,412)
Allowance for funds used during construction	-	-	(12,949)	132	(12,817)
Preferred dividend requirements of subsidiaries	-	-	9,356	-	9,356
Interest income and other	(24,839)	3,079	(1,248)	24,647	1,639

	(24,295)	35,316	34,462	22,927	68,410

Income (loss) before income taxes	23,074	(76,847)	126,558	(24,791)	47,994

Income tax expense (benefit)	2,090	(29,055)	54,285	(310)	27,010

Net income (loss)	$20,984	($47,792)	$72,273	($24,481)	$20,984

Six Months Ended June 30, 2003
Operating revenues:
Domestic utility:
Electric	$-	$-	$887,133	$-	$887,133
Gas	-	-	334,273	-	334,273
Other	-	-	46,172	-	46,172
Non-regulated	-	303,155	176,992	(179,994)	300,153

	-	303,155	1,444,570	(179,994)	1,567,731

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	365,776	549	366,325
Cost of gas sold	-	-	238,069	-	238,069
Other operation and maintenance	-	-	350,692	-	350,692
Non-regulated operation and maintenance	1,159	279,510	163,124	(167,256)	276,537
Depreciation and amortization	18	16,955	145,035	(7,945)	154,063
Taxes other than income taxes	5	3,401	47,327	(3,872)	46,861

	1,182	299,866	1,310,023	(178,524)	1,432,547

Operating income (loss)	(1,182)	3,289	134,547	(1,470)	135,184

Interest expense and other:
Interest expense	6,537	53,714	53,615	(4,372)	109,494
Equity (income) loss from unconsolidated investments	-	4,981	(8,655)	(1,309)	(4,983)
Allowance for funds used during construction	-	-	(8,514)	81	(8,433)
Preferred dividend requirements of subsidiaries	-	-	8,126	-	8,126
Interest income and other	(48,785)	(10,093)	(515)	49,612	(9,781)

	(42,248)	48,602	44,057	44,012	94,423

Income (loss) from continuing operations before income taxes	41,066	(45,313)	90,490	(45,482)	40,761

Income tax expense (benefit)	9,390	(32,438)	37,452	(11)	14,393

Income (loss) from continuing operations	31,676	(12,875)	53,038	(45,471)	26,368

Income from discontinued operations, net of tax	-	11,291	-	-	11,291

Income (loss) before cumulative effect of changes in
accounting principles	31,676	(1,584)	53,038	(45,471)	37,659

Cumulative effect of changes in accounting principles, net of tax	-	(5,983)	-	-	(5,983)

Net income (loss)	$31,676	($7,567)	$53,038	($45,471)	$31,676

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2004

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:	(in thousands)
Domestic utility:
Electric plant in service	$-	$-	$6,201,174	$-	$6,201,174
Other plant in service	-	-	1,206,713	-	1,206,713
Accumulated depreciation	-	-	(3,105,312)	-	(3,105,312)
Construction work in progress:
Emery generating facility	-	-	4,657	-	4,657
Other	-	-	187,040	-	187,040
Other, net	-	-	65,489	-	65,489

Total domestic utility	-	-	4,559,761	-	4,559,761

Non-regulated and other, net	-	521,852	67,630	(111)	589,371

	-	521,852	4,627,391	(111)	5,149,132

Current assets:
Restricted cash	-	4,926	3,057	-	7,983
Income tax refunds receivable	29,746	19,533	42,307	(37,122)	54,464
Gas stored underground, at average cost	-	885	32,558	-	33,443
Other	71,996	217,738	503,029	(71,097)	721,666

	101,742	243,082	580,951	(108,219)	817,556

Investments:
Consolidated subsidiaries	2,285,199	-	-	(2,285,199)	-
Other	12,833	571,777	566,217	-	1,150,827

	2,298,032	571,777	566,217	(2,285,199)	1,150,827

Deferred charges and other	6,706	124,777	575,679	(48,803)	658,359

Total assets	$2,406,480	$1,461,488	$6,350,238	($2,442,332)	$7,775,874

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,698,689	$232,878	$1,324,904	($1,557,782)	$1,698,689
Retained earnings	805,938	65,212	787,926	(853,138)	805,938
Accumulated other comprehensive loss	(125,616)	(88,303)	(37,313)	125,616	(125,616)
Shares in deferred compensation trust	(7,465)	-	-	-	(7,465)

Total common equity	2,371,546	209,787	2,075,517	(2,285,304)	2,371,546

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt, net (excluding current portion)	-	853,758	1,349,070	-	2,202,828

	2,371,546	1,063,545	3,668,390	(2,285,304)	4,818,177

Current liabilities:
Current maturities and sinking funds	-	7,947	-	-	7,947
Other short-term borrowings	-	14,075	-	-	14,075
Other	35,185	141,527	619,101	(108,219)	687,594

	35,185	163,549	619,101	(108,219)	709,616

Other long-term liabilities and deferred credits	(251)	179,854	2,062,747	(48,809)	2,193,541

Minority interest	-	54,540	-	-	54,540

Total capitalization and liabilities	$2,406,480	$1,461,488	$6,350,238	($2,442,332)	$7,775,874

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:	(in thousands)
Domestic utility:
Electric plant in service	$-	$-	$5,707,478	$-	$5,707,478
Other plant in service	-	-	1,184,779	-	1,184,779
Accumulated depreciation	-	-	(2,985,285)	-	(2,985,285)
Construction work in progress:
Emery generating facility	-	-	304,332	-	304,332
Other	-	-	152,684	-	152,684
Other, net	-	-	68,611	-	68,611

Total domestic utility	-	-	4,432,599	-	4,432,599

Non-regulated and other, net	-	517,598	68,719	(111)	586,206

	-	517,598	4,501,318	(111)	5,018,805

Current assets:
Restricted cash	-	8,401	3,017	-	11,418
Income tax refunds receivable	9,127	7,122	51,927	(47,298)	20,878
Gas stored underground, at average cost	-	41,666	49,298	-	90,964
Other	46,813	275,834	504,678	(67,682)	759,643

	55,940	333,023	608,920	(114,980)	882,903

Investments:
Consolidated subsidiaries	2,324,030	-	10	(2,324,040)	-
Other	12,422	567,965	543,173	-	1,123,560

	2,336,452	567,965	543,183	(2,324,040)	1,123,560

Deferred charges and other	4,146	174,614	613,446	(42,028)	750,178

Total assets	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,644,682	$232,743	$1,274,663	($1,507,406)	$1,644,682
Retained earnings	840,417	113,004	810,149	(923,153)	840,417
Accumulated other comprehensive loss	(106,415)	(69,102)	(37,313)	106,415	(106,415)
Shares in deferred compensation trust	(7,370)	-	-	-	(7,370)

Total common equity	2,371,314	276,645	2,047,499	(2,324,144)	2,371,314

Cumulative preferred stock of subsidiaries, net	-	-	243,803	-	243,803
Long-term debt, net (excluding current portion)	-	874,079	1,249,219	-	2,123,298

	2,371,314	1,150,724	3,540,521	(2,324,144)	4,738,415

Current liabilities:
Current maturities and sinking funds	-	7,281	62,000	-	69,281
Other short-term borrowings	-	21,495	-	-	21,495
Other	22,049	189,292	666,972	(114,980)	763,333

	22,049	218,068	728,972	(114,980)	854,109

Other long-term liabilities and deferred credits	3,175	171,866	1,997,374	(42,035)	2,130,380

Minority interest	-	52,542	-	-	52,542

Total capitalization and liabilities	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2004	(in thousands)
Net cash flows from operating activities	$11,885	$8,755	$285,480	($33,838)	$272,282

Cash flows used for financing activities:
Common stock dividends	(55,463)	-	(94,497)	94,497	(55,463)
Proceeds from issuance of common stock	50,703	-	-	-	50,703
Proceeds from issuance of long-term debt	-	168	100,000	-	100,168
Reductions in long-term debt	-	(22,468)	(62,000)	-	(84,468)
Net change in commercial paper and other short-term borrowings	935	(7,503)	(20,352)	-	(26,920)
Other	166	3,357	32,648	(41,019)	(4,848)

Net cash flows used for financing activities	(3,659)	(26,446)	(44,201)	53,478	(20,828)

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(259,533)	-	(259,533)
Non-regulated businesses	-	(29,113)	-	-	(29,113)
Corporate Services	-	-	(7,768)	-	(7,768)
Proceeds from asset sales	-	3,230	410	-	3,640
Other	20,008	(362)	(11,842)	(19,640)	(11,836)

Net cash flows from (used for) investing activities	20,008	(26,245)	(278,733)	(19,640)	(304,610)

Net increase (decrease) in cash and temporary cash investments	28,234	(43,936)	(37,454)	-	(53,156)

Cash and temporary cash investments at beginning of period	35,776	144,361	62,144	-	242,281

Cash and temporary cash investments at end of period	$64,010	$100,425	$24,690	$-	$189,125

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$77	$38,979	$48,264	$-	$87,320

Income taxes, net of refunds	($1,804)	$11,246	$13,905	$-	$23,347

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$1,832	$-	$1,832

Six Months Ended June 30, 2003
Net cash flows from (used for) operating activities	$21,622	($37,485)	$290,180	($53,597)	$220,720

Cash flows from (used for) financing activities:
Common stock dividends	(46,165)	-	(74,079)	74,079	(46,165)
Proceeds from issuance of common stock	13,005	-	-	-	13,005
Proceeds from issuance of long-term debt	-	60,000	-	-	60,000
Reductions in long-term debt	-	(2,061)	(1,679)	-	(3,740)
Net change in commercial paper and other short-term borrowings	(13,362)	(120,465)	165,010	-	31,183
Net change in loans with discontinued operations	-	(25,181)	-	-	(25,181)
Other	(1,689)	406	(26,723)	8,260	(19,746)

Net cash flows from (used for) financing activities	(48,211)	(87,301)	62,529	82,339	9,356

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(371,872)	108,847	(263,025)
Non-regulated businesses	-	(212,305)	-	-	(212,305)
Corporate Services and other	(50)	-	(2,667)	-	(2,717)
Proceeds from asset sales	-	352,579	488	(108,847)	244,220
Other	28,582	(3,305)	11,593	(28,742)	8,128

Net cash flows from (used for) investing activities	28,532	136,969	(362,458)	(28,742)	(225,699)

Net increase (decrease) in cash and temporary cash investments	1,943	12,183	(9,749)	-	4,377

Cash and temporary cash investments at beginning of period	4	47,236	15,619	-	62,859

Cash and temporary cash investments at end of period	$1,947	$59,419	$5,870	$-	$67,236

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$6,620	$38,435	$51,787	$-	$96,842

Income taxes, net of refunds	$13,890	($18,336)	$32,670	$-	$28,224

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$-	$127,595	$-	$-	$127,595

Capital lease obligations incurred	$-	$-	$2,377	$-	$2,377

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$239,909	$234,716	$482,191	$465,045
Gas utility	40,680	40,665	178,385	167,342
Steam and other	14,012	13,145	30,812	33,442

	294,601	288,526	691,388	665,829

Operating expenses:
Electric production fuel and purchased power	74,828	85,369	160,585	158,071
Cost of gas sold	25,942	27,222	133,234	118,993
Other operation and maintenance	98,212	96,859	204,197	199,291
Depreciation and amortization	47,455	40,990	94,719	81,417
Taxes other than income taxes	14,692	12,385	29,668	28,085

	261,129	262,825	622,403	585,857

Operating income	33,472	25,701	68,985	79,972

Interest expense and other:
Interest expense	16,493	16,061	31,816	31,956
Allowance for funds used during construction	(4,629)	(3,516)	(10,831)	(6,060)
Interest income and other	(466)	(145)	(867)	(271)

	11,398	12,400	20,118	25,625

Income before income taxes	22,074	13,301	48,867	54,347

Income taxes	9,607	5,429	20,665	21,518

Net income	12,467	7,872	28,202	32,829

Preferred dividend requirements	3,850	3,140	7,700	6,470

Earnings available for common stock	$8,617	$4,732	$20,502	$26,359

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$4,141,389	$3,705,472
Gas plant in service	351,382	345,238
Steam plant in service	60,212	60,184
Other plant in service	208,097	202,519
Accumulated depreciation	(1,919,752)	(1,845,686)

Net plant	2,841,328	2,467,727
Construction work in progress:
Emery generating facility	4,657	304,332
Other	106,783	85,484
Other, less accumulated depreciation of $3,061 and $2,941	50,581	52,894

	3,003,349	2,910,437

Current assets:
Cash and temporary cash investments	59	2,062
Accounts receivable:
Customer, less allowance for doubtful accounts of $932 and $1,262	30,951	18,035
Associated companies	5,025	2,556
Other, less allowance for doubtful accounts of $583 and $145	18,971	51,775
Income tax refunds receivable	21,241	34,838
Production fuel, at average cost	31,533	28,269
Materials and supplies, at average cost	32,876	30,904
Gas stored underground, at average cost	14,358	25,021
Regulatory assets	30,881	37,552
Prepayments and other	8,646	10,619

	194,541	241,631

Investments:
Nuclear decommissioning trust funds	154,635	147,859
Other	14,611	14,233

	169,246	162,092

Other assets:
Regulatory assets	245,414	243,317
Deferred charges and other	40,186	41,563

	285,600	284,880

Total assets	$3,652,736	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33,427	$33,427
Additional paid-in capital	696,232	646,077
Retained earnings	342,896	372,421
Accumulated other comprehensive loss	(17,078)	(17,078)

Total common equity	1,055,477	1,034,847

Cumulative preferred stock	183,840	183,840
Long-term debt, net	937,602	837,810

	2,176,919	2,056,497

Current liabilities:
Commercial paper	20,500	107,500
Accounts payable	101,252	124,336
Accounts payable to associated companies	27,441	22,492
Accrued interest	16,467	15,412
Accrued taxes	54,987	58,272
Other	50,754	52,929

	271,401	380,941

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	378,551	351,857
Accumulated deferred investment tax credits	25,867	27,614
Regulatory liabilities	416,073	404,274
Asset retirement obligations	163,338	158,322
Pension and other benefit obligations	96,217	91,925
Other	124,370	127,610

	1,204,416	1,161,602

Total capitalization and liabilities	$3,652,736	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$28,202	$32,829
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	94,719	81,417
Amortization of leased nuclear fuel	7,190	5,751
Deferred tax expense and investment tax credits	17,491	17,320
Refueling outage provision	2,069	(11,391)
Other	(3,992)	(317)
Other changes in assets and liabilities:
Accounts receivable	42,419	35,523
Sale of accounts receivable	(25,000)	25,000
Income tax refunds receivable	13,597	(16,020)
Gas stored underground	10,663	6,800
Accounts payable	(1,245)	16,341
Adjustment clause balances	16,153	(10,027)
Other	(5,166)	14,241

Net cash flows from operating activities	197,100	197,467

Cash flows from (used for) financing activities:
Common stock dividends	(50,027)	(43,088)
Preferred stock dividends	(7,700)	(6,470)
Capital contribution from parent	50,000	-
Proceeds from issuance of long-term debt	100,000	-
Reductions in long-term debt	-	(1,680)
Net change in commercial paper	(87,000)	155,900
Principal payments under capital lease obligations	(6,146)	(6,934)
Other	(2,050)	(625)

Net cash flows from (used for) financing activities	(2,923)	97,103

Cash flows used for investing activities:
Utility construction expenditures	(170,064)	(298,247)
Nuclear decommissioning trust funds	(5,880)	(5,473)
Other	(20,236)	6,799

Net cash flows used for investing activities	(196,180)	(296,921)

Net decrease in cash and temporary cash investments	(2,003)	(2,351)

Cash and temporary cash investments at beginning of period	2,062	6,076

Cash and temporary cash investments at end of period	$59	$3,725

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$31,434	$31,608

Income taxes, net of refunds	($6,061)	$9,065

Noncash investing and financing activities:
Capital lease obligations incurred	$1,832	$2,377

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 (b) the condensed consolidated financial position at June 30, 2004 and Dec. 31, 2003, and (c) the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been made. Because of the seasonal nature of IP&L’s operations, results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.

For the three and six months ended June 30, 2004 and 2003, IP&L had no other comprehensive income, thus IP&L’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to IP&L’s significant business segments is as follows. Intersegment revenues were not material to IP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended June 30, 2004
Operating revenues	$239,909	$40,680	$14,012	$294,601
Operating income (loss)	33,679	(2,268)	2,061	33,472
Earnings available for common stock				8,617

Three Months Ended June 30, 2003
Operating revenues	$234,716	$40,665	$13,145	$288,526
Operating income (loss)	29,071	(3,261)	(109)	25,701
Earnings available for common stock				4,732

Six Months Ended June 30, 2004
Operating revenues	$482,191	$178,385	$30,812	$691,388
Operating income	57,226	7,310	4,449	68,985
Earnings available for common stock				20,502

Six Months Ended June 30, 2003
Operating revenues	$465,045	$167,342	$33,442	$665,829
Operating income	67,101	12,182	689	79,972
Earnings available for common stock				26,359

10.	The components of IP&L’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended June 30:
Service cost	$1,520	$1,275	$811	$545
Interest cost	3,181	3,075	1,808	2,138
Expected return on plan assets	(3,374)	(2,885)	(1,207)	(980)
Amortization of:
Transition obligation (asset)	(52)	(49)	215	649
Prior service cost	323	331	(225)	(62)
Actuarial loss	501	472	644	416

	$2,099	$2,219	$2,046	$2,706

Six months ended June 30:
Service cost	$3,039	$2,550	$1,736	$1,090
Interest cost	6,362	6,150	3,783	4,276
Expected return on plan assets	(6,748)	(5,770)	(2,357)	(1,960)
Amortization of:
Transition obligation (asset)	(104)	(98)	415	1,298
Prior service cost	645	662	(350)	(124)
Actuarial loss	1,002	944	1,594	832

	$4,196	$4,438	$4,821	$5,412

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of IP&L covered under the bargaining unit pension plans that are sponsored by IP&L. The pension benefits costs for IP&L’s non-bargaining employees who are participants in other Alliant Energy plans were $0.8 million and $1.1 million for the three months ended June 30, 2004 and 2003, and $1.5 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. In addition, Corporate Services provides services to IP&L. The allocated pension benefits costs associated with these services were $0.8 million and $0.7 million for the three months ended June 30, 2004 and 2003, and $1.7 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all IP&L plans. The allocated other postretirement benefits costs associated with Corporate Services for IP&L were $0.6 million and $0.4 million for the three months ended June 30, 2004 and 2003, and $1.2 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively.

IP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be approximately $19 million and $12 million, of which $3 million and $6 million, respectively, have been contributed through June 30, 2004.

As a result of the adoption of FSP 106-2 in the second quarter of 2004 and anticipated eligibility for subsidies from Medicare, the estimated reductions in IP&L’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $1 million and $9 million, respectively.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$228,725	$209,392	$454,349	$422,088
Gas utility	38,268	35,727	149,432	166,931
Other	3,716	9,728	6,294	12,730

	270,709	254,847	610,075	601,749

Operating expenses:
Electric production fuel and purchased power	97,454	84,717	209,748	208,254
Cost of gas sold	22,422	22,522	99,845	119,076
Other operation and maintenance	63,433	78,860	137,857	149,644
Depreciation and amortization	26,848	26,350	53,975	55,674
Taxes other than income taxes	9,256	6,723	18,477	15,368

	219,413	219,172	519,902	548,016

Operating income	51,296	35,675	90,173	53,733

Interest expense and other:
Interest expense	7,967	10,509	16,414	20,215
Interest income	(132)	(85)	(232)	(219)
Equity income from unconsolidated investments	(6,163)	(5,664)	(10,810)	(9,780)
Allowance for funds used during construction	(1,127)	(1,056)	(1,986)	(2,373)

	545	3,704	3,386	7,843

Income before income taxes	50,751	31,971	86,787	45,890

Income taxes	19,569	12,118	33,310	15,922

Net income	31,182	19,853	53,477	29,968

Preferred dividend requirements	828	828	1,656	1,656

Earnings available for common stock	$30,354	$19,025	$51,821	$28,312

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$2,059,785	$2,002,006
Gas plant in service	309,657	301,201
Other plant in service	277,365	275,637
Accumulated depreciation	(1,185,560)	(1,139,599)

Net plant	1,461,247	1,439,245
Construction work in progress	80,257	67,200
Other, less accumulated depreciation of $301 for both periods	14,908	15,717

	1,556,412	1,522,162

Current assets:
Cash and temporary cash investments	56	27,075
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,593 and $2,662	116,616	78,934
Other, less allowance for doubtful accounts of $63 and $422	24,668	24,374
Income tax refunds receivable	23,759	16,795
Production fuel, at average cost	16,354	17,655
Materials and supplies, at average cost	26,770	22,922
Gas stored underground, at average cost	18,201	24,277
Regulatory assets	20,692	24,225
Prepaid gross receipts tax	31,527	28,341
Other	11,909	14,591

	290,552	279,189

Investments:
Nuclear decommissioning trust funds	241,349	233,665
Investment in ATC and other	152,316	144,075

	393,665	377,740

Other assets:
Regulatory assets	79,271	95,944
Deferred charges and other	171,360	194,242

	250,631	290,186

Total assets	$2,491,260	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66,183	$66,183
Additional paid-in capital	525,698	525,603
Retained earnings	447,637	440,286
Accumulated other comprehensive loss	(20,235)	(20,235)

Total common equity	1,019,283	1,011,837

Cumulative preferred stock	59,963	59,963
Long-term debt, net (excluding current portion)	336,469	336,409

	1,415,715	1,408,209

Current liabilities:
Current maturities	-	62,000
Variable rate demand bonds	55,100	55,100
Commercial paper	67,500	-
Accounts payable	59,513	80,051
Accounts payable to associated companies	32,436	22,615
Regulatory liabilities	14,526	13,874
Other	38,270	33,480

	267,345	267,120

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	220,670	213,652
Accumulated deferred investment tax credits	20,682	21,471
Regulatory liabilities	233,202	227,956
Asset retirement obligations	193,963	187,358
Pension and other benefit obligations	62,761	59,042
Other	76,922	84,469

	808,200	793,948

Total capitalization and liabilities	$2,491,260	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$53,477	$29,968
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	53,975	55,674
Amortization of nuclear fuel	3,187	2,414
Amortization of deferred energy efficiency expenditures	17,059	20,221
Deferred tax expense and investment tax credits	8,150	6,224
Equity income from unconsolidated investments, net	(10,810)	(9,780)
Distributions from equity method investments	10,500	6,069
Other	(620)	(1,668)
Other changes in assets and liabilities:
Accounts receivable	12,024	(18,812)
Sale of accounts receivable	(50,000)	(7,000)
Accounts payable	(3,194)	13,695
Accrued taxes	6,443	(10,015)
Other	(2,734)	(3,545)

Net cash flows from operating activities	97,457	83,445

Cash flows used for financing activities:
Common stock dividends	(44,470)	(30,990)
Preferred stock dividends	(1,656)	(1,656)
Reductions in long-term debt	(62,000)	-
Net change in commercial paper	67,500	14,500
Other	(964)	(3,012)

Net cash flows used for financing activities	(41,590)	(21,158)

Cash flows used for investing activities:
Utility construction expenditures	(89,469)	(73,600)
Nuclear decommissioning trust funds	(1,438)	(1,438)
Other	8,021	4,249

Net cash flows used for investing activities	(82,886)	(70,789)

Net decrease in cash and temporary cash investments	(27,019)	(8,502)

Cash and temporary cash investments at beginning of period	27,075	8,577

Cash and temporary cash investments at end of period	$56	$75

Supplemental cash flows information:
Cash paid during the period for:
Interest	$16,821	$20,180

Income taxes, net of refunds	$23,583	$24,267

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of (a) the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 (b) the condensed consolidated financial position at June 30, 2004 and Dec. 31, 2003, and (c) the condensed consolidated statements of cash flows for the three months ended June 30, 2004 and 2003 have been made. Because of the seasonal nature of WP&L’s operations, results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	WP&L’s comprehensive income, and the components of other comprehensive loss, net of taxes, for the three and six months ended June 30 were as follows (in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Earnings available for common stock	$30,354	$19,025	$51,821	$28,312
Unrealized holding losses on qualifying derivatives, net of tax	--	--	--	(5,914)
Less: reclassification adjustment for losses included in
earnings available for common stock, net of tax	--	--	--	(5,597)

Net unrealized losses on qualifying derivatives	--	--	--	(317)

Other comprehensive loss	--	--	--	(317)

Comprehensive income	$30,354	$19,025	$51,821	$27,995

3.

Certain financial information relating to WP&L’s significant business segments is as follows. Gas revenues included $5 million for both the three months ended June 30, 2004 and 2003, and $15 million and $22 million for the six months ended June 30, 2004 and 2003, respectively, for sales to the electric segment. All other intersegment revenues were not material to WP&L’s operations.

	Electric	Gas	Other	Total

	(in thousands)

Three Months Ended June 30, 2004
Operating revenues	$228,725	$38,268	$3,716	$270,709
Operating income	50,494	757	45	51,296
Earnings available for common stock				30,354

Three Months Ended June 30, 2003
Operating revenues	$209,392	$35,727	$9,728	$254,847
Operating income (loss)	37,352	(3,277)	1,600	35,675
Earnings available for common stock				19,025

Six Months Ended June 30, 2004
Operating revenues	$454,349	$149,432	$6,294	$610,075
Operating income (loss)	73,350	18,574	(1,751)	90,173
Earnings available for common stock				51,821

	Electric	Gas	Other	Total

	(in thousands)
Six Months Ended June 30, 2003
Operating revenues	$422,088	$166,931	$12,730	$601,749
Operating income (loss)	37,515	16,656	(438)	53,733
Earnings available for common stock				28,312

10.	The components of WP&L’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended June 30:
Service cost	$1,271	$991	$989	$847
Interest cost	2,830	2,642	1,332	1,309
Expected return on plan assets	(4,014)	(3,377)	(426)	(359)
Amortization of:
Transition obligation	--	--	291	287
Prior service cost	161	104	(7)	(5)
Actuarial loss	721	883	319	204

	$969	$1,243	$2,498	$2,283

Six months ended June 30:
Service cost	$2,487	$1,982	$2,064	$1,694
Interest cost	5,567	5,284	2,732	2,618
Expected return on plan assets	(7,875)	(6,754)	(826)	(718)
Amortization of:
Transition obligation	--	--	566	574
Prior service cost	264	208	(7)	(10)
Actuarial loss	1,551	1,766	769	408

	$1,994	$2,486	$5,298	$4,566

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of WP&L covered under the bargaining unit pension plan that is sponsored by WP&L. The pension benefits costs for WP&L’s non-bargaining employees who are participants in other Alliant Energy plans were $0.2 million and $0.4 million for the three months ended June 30, 2004 and 2003, and $0.3 million and $0.9 million for the six months ended June 30, 2004 and 2003, respectively. In addition, Corporate Services provides services to WP&L. The allocated pension benefits costs associated with these services were $0.6 million and $0.5 million for the three months ended June 30, 2004 and 2003, and $1.1 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all WP&L plans. The allocated other postretirement benefits costs associated with Corporate Services for WP&L were $0.4 million and $0.2 million for the three months ended June 30, 2004 and 2003, and $0.8 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

WP&L estimates that funding for the qualified pension and postretirement benefit plans for 2004 will be approximately $0 and $4 million, respectively, of which $2 million has been contributed to the postretirement benefit plans as of June 30, 2004.

As a result of the adoption of FSP 106-2 in the second quarter of 2004 and anticipated eligibility for subsidies from Medicare, the estimated reductions in WP&L’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $1 million and $7 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and the earning of reasonable rates of return in current and future rate proceedings, as well as the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs in a timely manner through rates; issues related to electric transmission, including recovery of costs incurred, and federal legislation and regulation affecting such transmission; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the pending sale of Alliant Energy’s interest in Kewaunee; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; improved results from Alliant Energy’s Brazil investments in 2004 compared to prior years; improved results from Alliant Energy’s other non-regulated businesses as a whole, including successful resolution of the development of Alliant Energy’s Laguna del Mar project in Mexico and recovery of the loan receivable related thereto; stable foreign exchange rates; no material permanent declines in the fair value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete proposed acquisitions and development projects; Alliant Energy’s ability to report the businesses it is in the process of divesting within its Integrated Services business unit as assets held for sale and discontinued operations in the second half of 2004 and to divest these businesses in a timely fashion; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings or cash flows; inflation rates; and factors listed in “Other Matters — Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

STRATEGIC OVERVIEW

Alliant Energy’s domestic utility business is its core business and the sole growth platform within its strategic plan. The strategic plan is concentrated on building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s domestic utility customers with safe, reliable and environmentally sound energy service. Alliant Energy’s strategic plan also includes focusing on the profitability and cash flows of its remaining non-regulated businesses which will serve as ongoing business platforms. The following is an update related to recent activities of Alliant Energy’s domestic utility generation plan:

o	IP&L’s 565 MW, combined-cycle, natural gas-fired generating facility (Emery) near Mason City, Iowa was completed on time and on budget and placed in service in May 2004.
o	Calpine Corporation’s 600 MW, combined-cycle, natural gas-fired generating facility (Riverside) in Beloit, Wisconsin was placed in service in June 2004. WP&L has contracted for 453 MW of this plant’s output.

o	Alliant Energy continues to make steady progress related to acquiring regulatory approvals for the 300 MW, simple-cycle, natural gas-fired generating facility to be constructed near Sheboygan Falls, Wisconsin. Resources’ Non-regulated Generation business began construction of the generating facility in early August 2004 and is expected to complete the facility in time to meet increased summer demand in 2005. Alliant Energy is proposing that Resources’ Non-regulated Generation business would own the facility and enter into a long-term agreement with WP&L whereby WP&L would operate and maintain the facility as well as purchase the power generated by the facility. The facility is expected to cost approximately $155 million, of which $80 million had already been expended as of June 30, 2004. The proposed structure is still subject to final PSCW approval.
o	WP&L is reviewing the bids it received earlier this year for adding 100 MW of wind generation in one or more locations in Wisconsin in 2005. Moving forward with this component of the generation plan is contingent upon a renewal of the federal renewable energy production tax credit.
o	In May 2004, Alliant Energy announced WP&L would pursue plans to build a jointly-owned 500 MW base-load electric plant with WPSC (respective ownership levels have not yet been determined). The planning process will include feasibility and siting studies. Based on the current energy requirement studies of both companies, WP&L expects significant increases in electric supply are likely to be needed to offset rising energy demand by 2010.

Alliant Energy also continues to evaluate the performance of all its businesses, both utility and non-regulated, and is focused on taking actions to increase the returns earned on invested capital in all of its businesses. Alliant Energy is committed to streamlining its portfolio of businesses to only those that can provide meaningful earnings and cash flows for shareowners and those it is prepared to invest the capital needed to reach the scale necessary to generate such earnings and cash flows. Consistent with this strategic focus, Alliant Energy announced in July 2004 its intent to divest the following businesses within its Integrated Services business platform:

o	Cogenex Corporation, an energy services business, based in Lowell, Mass., and affiliated companies;
o	NG Energy Trading, LLC (NGE), a gas marketing business, based in Oklahoma City, Okla.; and
o	Energy management services business, which includes offices in Florida, Minnesota and Wisconsin.

Alliant Energy is in the early stages of developing its divestiture plan for these businesses and intends to complete the divestitures within a year and expects the results of these businesses will qualify for reporting as assets held for sale and discontinued operations in the third or fourth quarter of 2004. Alliant Energy intends to apply any proceeds from the divestiture of these businesses toward debt reduction at Resources. The net income (loss) from these businesses included in Alliant Energy’s consolidated income (loss) from continuing operations were ($46.1) million and ($0.9) million for the three months ended June 30, 2004 and 2003, and ($48.3) million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively. Both the three and six months ended June 30, 2004 included ($40.3) million of SFAS 142 after-tax non-cash goodwill impairment charges. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the goodwill impairment charges.

RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003. Set forth below are recent developments relating to the regulatory environment.

Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes

WP&L:
2003 retail	E/G/W	5/02	$123	$--	N/A	$81	4/03	N/A	12%
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A	(2)
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
South Beloit
retail - IL	G/W	10/03	1	N/A	N/A	TBD	TBD	10/04	TBD
2004 retail
(fuel-only)	E	2/04	16	16	3/04	TBD	TBD	9/04	N/A	(3)
IP&L:
IA retail	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IA retail	G	7/02	20	17	10/02	13	8/03	N/A	11.05%	(2)
IA retail	E	3/04	149	98	6/04	TBD	TBD	3/05	TBD	(4)
MN retail	E	5/03	5	2	7/03	1	TBD	10/04	11.25%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	Since the final increase was lower than the interim relief granted, a refund to customers was made in 2003.
(3)

The regulatory process in Wisconsin enables WP&L to adjust its request, either up or down, in response to fuel cost changes since the interim order. WP&L has experienced modest increases in its fuel and purchased-power costs since the interim order was issued. WP&L continues to monitor these costs and will update the record in the rate proceeding as allowed.

(4)

IP&L requested interim rate relief of approximately $106 million. In July 2004, a non-unanimous settlement agreement was filed with the IUB proposing resolution of all revenue requirement issues in the case. A majority of the parties to the case signed the settlement agreement including IP&L, the Iowa Office of Consumer Advocate, and certain other customers and/or customer groups. The parties agreed to an increase in IP&L’s annual Iowa electric rates of $107 million ($9 million more than the revenues granted in the IUB’s interim order) and a return on equity for capital unrelated to Emery of 10.7%. Capital related to Emery will continue to earn a return on equity of 12.23% consistent with the ratemaking principles granted by the IUB in 2002. The elements in the settlement agreement are subject to approval by the IUB. A decision by the IUB on the settlement is expected in the first quarter of 2005. The filing of the settlement agreement does not impact interim rates.

With the exception of recovering a return on IP&L’s Emery plant, which is a large component of IP&L’s retail Iowa electric rate case filed in March 2004, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IP&L and WP&L, or costs they expect to incur. Thus, the increase in revenues related to these rate increases have not resulted or are not expected to result in a corresponding increase in net income.

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

Overview — Second Quarter Results — Alliant Energy’s net income (loss) and EPS for the second quarter were as follows (dollars in millions; totals may not foot due to rounding):

	2004*		2003*

Continuing operations:	Net Income	EPS	Net Income	EPS

Domestic utility	$38.9	$0.42	$22.6	$0.24
Non-regulated (Resources)	(51.7)	(0.56)	(2.2)	(0.02)
Alliant Energy parent and other (primarily taxes,
interest and administrative and general)	(0.3)	--	(8.7)	(0.09)
Effect of additional shares outstanding		0.02

Income (loss) from continuing operations	(13.1)	(0.12)	11.7	0.13
Income from discontinued operations	--	--	20.4	0.22

Net income (loss)	($13.1)	($0.12)	$32.2	$0.35

*	The 2004 and 2003 EPS amounts have been computed based on the average diluted shares outstanding in 2003. For purposes of this table, Alliant Energy reports the impact of increased shares outstanding as a separate earnings variance item if it is material.

The increase in domestic utility income from continuing operations was primarily due to higher electric and gas margins. The decline in Alliant Energy’s non-regulated results from continuing operations was primarily due to a SFAS 142 after-tax non-cash goodwill impairment charge of $40 million in the second quarter of 2004 and lower results from its International and Integrated Services business units, partially offset by an $8 million reduction in interest expense resulting from Alliant Energy’s continuing debt reduction program.

Domestic Utility Electric Margins — Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$155,481	$145,265	7%	1,595	1,499	6%
Commercial	103,464	98,659	5%	1,378	1,335	3%
Industrial	151,894	147,121	3%	3,153	3,096	2%

Total from retail customers	410,839	391,045	5%	6,126	5,930	3%
Sales for resale	45,308	40,581	12%	1,414	1,223	16%
Other	12,487	12,482	--	46	43	7%

Total revenues/sales	468,634	444,108	6%	7,586	7,196	5%

Electric production fuel and
purchased-power expense	172,282	170,086	1%

Margin	$296,352	$274,022	8%

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$332,766	$311,413	7%	3,604	3,569	1%
Commercial	198,969	190,788	4%	2,739	2,723	1%
Industrial	285,595	267,406	7%	6,141	5,990	3%

Total from retail customers	817,330	769,607	6%	12,484	12,282	2%
Sales for resale	94,782	91,822	3%	2,681	2,555	5%
Other	24,428	25,704	(5%)	95	94	1%

Total revenues/sales	936,540	887,133	6%	15,260	14,931	2%

Electric production fuel and
purchased-power expense	370,333	366,325	1%

Margin	$566,207	$520,808	9%

Electric margins increased $22.3 million, or 8%, and $45.4 million, or 9%, for the three- and six-month periods, respectively, primarily due to the impact of various rate increases implemented in 2003 and 2004 and an increase in retail sales resulting from continued customer and other sales growth of 3% and 2%, respectively. The six-month increase was also due to the impact on the comparison of a significant under-recovery of purchased-power and fuel costs at WP&L in the first quarter of 2003, partially offset by the impact of seasonal rates at WP&L, implemented for the first time in April 2003. Electric margins in 2004 were also negatively impacted by higher than anticipated purchased-power and fuel costs at WP&L. WP&L filed a fuel-only rate case in the first quarter of 2004 and an interim rate increase of approximately $16 million was implemented in late March 2004. Weather had a modest downward impact on electric margins for the three- and six-month periods in 2004 and 2003.

In April 2003, WP&L implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sept. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, the margins for the six-months ended June 30, 2004, were approximately $7 million lower than the same period in 2003, all other things being equal, given the seasonal rates were not yet effective in the first quarter of 2003.

Domestic Utility Gas Margins — Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$41,974	$43,277	(3%)	3,525	4,100	(14%)
Commercial	21,606	21,794	(1%)	2,345	2,650	(12%)
Industrial	5,510	5,422	2%	729	824	(12%)
Transportation/other	9,858	5,899	67%	10,029	9,880	2%

Total revenues/sales	78,948	76,392	3%	16,628	17,454	(5%)

Cost of gas sold	48,364	49,744	(3%)

Margin	$30,584	$26,648	15%

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$187,373	$192,221	(3%)	18,422	20,043	(8%)
Commercial	98,889	98,316	1%	11,259	11,915	(6%)
Industrial	16,983	17,494	(3%)	2,256	2,489	(9%)
Transportation/other	24,572	26,242	(6%)	23,812	24,612	(3%)

Total revenues/sales	327,817	334,273	(2%)	55,749	59,059	(6%)

Cost of gas sold	233,079	238,069	(2%)

Margin	$94,738	$96,204	(2%)

Gas margins increased $3.9 million, or 15%, and decreased $1.5 million, or 2%, for the three- and six-month periods, respectively. The three-month increase was primarily due to a $2 million rate refund reserve recorded in the second quarter of 2003 at IP&L and improved results of $1 million from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners). The six-month decrease was primarily due to lower sales, which were partially due to milder weather conditions in the first quarter of 2004 compared with the same period in 2003, primarily offset by improved results of $3 million from WP&L’s performance-based commodity cost recovery program.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Domestic Utility Other Revenues — Other revenues for the domestic utilities decreased $5.1 million and $9.1 million for the three- and six-month periods, respectively, due to lower construction management revenues from WindConnect™ due to the current uncertainty regarding extension of the federal renewable energy production tax credit. The decrease was largely offset by lower other operation and maintenance expenses related to the WindConnect™ program.

Non-regulated Revenues — Details regarding Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Integrated Services:
Businesses divesting	$28,620	$47,813	$109,278	$165,810
Other	28,116	31,356	56,096	61,112
International	29,625	26,671	65,926	55,142
Non-regulated Generation	3,618	3,721	7,289	6,265
Other (includes eliminations)	6,849	6,567	13,092	11,824

	$96,828	$116,128	$251,681	$300,153

The decreased Integrated Services revenues for the three- and six-month periods were primarily due to decreased gas revenues at Alliant Energy’s natural gas marketing business, NGE, including reduced sales opportunities as a result of less volatility in gas prices and higher sales to electric generating facilities used during peak demand in the second quarter of 2003. The increased International revenues for the three- and six-month periods were primarily due to the acquisition of an additional combined heat and power facility in China in the second quarter of 2003 and increased production at its generating facilities in China.

Other Operating Expenses — Other operation and maintenance expense for the domestic utilities decreased $15.8 million and $8.6 million for the three- and six-month periods, respectively, primarily due to the impact at WP&L of a planned refueling outage at Kewaunee in the second quarter of 2003 (there was no such outage in 2004), lower expenses for WindConnect™ and decreases in transmission and distribution costs. These items were partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs).

Non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Integrated Services:
Businesses divesting	$31,914	$50,487	$110,398	$161,878
Other	23,327	27,782	49,760	55,586
International	26,684	19,576	53,302	43,337
Non-regulated Generation	1,373	1,751	2,456	3,239
Other (includes eliminations)	7,411	7,390	14,223	12,497

	$90,709	$106,986	$230,139	$276,537

The Integrated Services and International variances for the three- and six-month periods were largely driven by the same factors impacting the revenue variances discussed previously. The International increase for the three- and six-month periods was also impacted by higher coal and related costs for its generating facilities in China. Refer to “Other Matters — Other Future Considerations — China” for additional discussion.

The goodwill impairment charge in the second quarter of 2004 was a SFAS 142 pre-tax non-cash charge Alliant Energy recorded to write-off $43 million of the $44 million of goodwill on the balance sheets of the Integrated Services businesses Alliant Energy intends to divest. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further details. Depreciation and amortization expense increased $6.8 million and $12.2 million for the three- and six-month periods, respectively, primarily due to utility property additions, including the Emery plant. Taxes other than income taxes increased $4.9 million and $5.1 million for the three- and six-month periods, respectively, primarily due to increased gross receipts and property taxes.

Interest Expense and Other — Interest expense decreased $11.2 million and $22.2 million for the three- and six-month periods, respectively, primarily due to lower average borrowings as a result of debt retirements within Alliant Energy’s non-regulated businesses in 2003 and 2004, and credit facility fees incurred at Resources in 2003. The impact of additional equity issued during the last 12 months and various debt refinancings also contributed to the decrease.

Loss on early extinguishment of debt in the first quarter of 2004 includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $20 million of senior notes at Resources.

Equity (income) loss from Alliant Energy’s unconsolidated investments for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months

	2004	2003	2004	2003

Brazil	($2,123)	($6,825)	($14,705)	($2,239)
American Transmission Company LLC	(4,437)	(3,962)	(8,922)	(7,856)
New Zealand	(1,054)	(1,615)	(4,622)	(2,452)
Wisconsin River Power Company	(1,726)	(1,702)	(1,888)	(1,924)
Alliant Energy Synfuel LLC (excludes tax benefits)	4,933	5,181	9,676	10,075
Other	(1,378)	(314)	(1,951)	(587)

	($5,785)	($9,237)	($22,412)	($4,983)

The lower equity income from Alliant Enegy’s Brazil investments for the three-month period was primarily due to the impact of foreign currency transaction gains (losses) of ($1.0) million and $2.5 million recorded in the second quarters of 2004 and 2003, respectively, and higher operating, litigation-related and interest expenses at the Brazilian operating companies. These items were partially offset by the impact of rate increases implemented at the Brazilian operating companies. The higher equity income from the Brazil investments for the six-month period was primarily due to rate increases implemented at the Brazilian operating companies and a gain of $5.1 million (representing Alliant Energy’s allocated portion of the total gain) realized in the first quarter of 2004 from the sale of two hydroelectric plants, partially offset by the reasons described previously for the three-month decrease. The increased equity income from New Zealand for the six-month period was primarily due to higher electric margins resulting from higher energy prices.

Allowance for funds used during construction (AFUDC) increased $1.2 million and $4.4 million for the three- and six-month periods, respectively, primarily due to construction of the Emery plant.

Interest income and other decreased $6.8 million and $11.4 million for the three- and six-month periods, respectively, largely due to lower foreign currency transaction gains/losses, lower non-cash valuation adjustments related to Alliant Energy’s McLeod trading securities, gains from sales of modest investments in New Zealand in the second quarter of 2003 and lower interest income. The lower interest income for the six-month period was primarily due to the elimination of loans to discontinued operations due to asset sales during 2003. Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further details.

Income Taxes — The effective income tax rates were 47.1% for the six-month period ended June 30, 2004, compared with 28.4% and 29.4% for the three- and six-month periods, respectively, ended June 30, 2003. The effective tax rate for the three-month period ended June 30, 2004 is not meaningful given the insignificant amount of pre-tax loss from continuing operations in such period. The 2004 three- and six-month income taxes were negatively impacted by the tax treatment related to the goodwill impairment charge recorded in the second quarter. Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further details.

Loss from Discontinued Operations — Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles — In the first quarter of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and Emerging Issues Task Force Issue 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” within WPC and Integrated Services, respectively.

IP&L RESULTS OF OPERATIONS

Overview — Second Quarter Results — Earnings available for common stock increased $3.9 million, primarily due to higher electric margins partially offset by increased other operating expenses.

Electric Margins — Electric margins and MWh sales for IP&L for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$79,412	$74,629	6%	830	767	8%
Commercial	59,079	57,326	3%	842	819	3%
Industrial	83,107	86,819	(4%)	1,932	1,933	--

Total from retail customers	221,598	218,774	1%	3,604	3,519	2%
Sales for resale	10,878	8,081	35%	439	288	52%
Other	7,433	7,861	(5%)	25	25	--

Total revenues/sales	239,909	234,716	2%	4,068	3,832	6%

Electric production fuel and
purchased-power expense	74,828	85,369	(12%)

Margin	$165,081	$149,347	11%

Electric margins and MWh sales for IP&L for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$173,142	$164,329	5%	1,936	1,923	1%
Commercial	113,671	111,595	2%	1,671	1,677	--
Industrial	160,289	156,042	3%	3,823	3,779	1%

Total from retail customers	447,102	431,966	4%	7,430	7,379	1%
Sales for resale	20,730	18,415	13%	751	591	27%
Other	14,359	14,664	(2%)	50	52	(4%)

Total revenues/sales	482,191	465,045	4%	8,231	8,022	3%

Electric production fuel and
purchased-power expense	160,585	158,071	2%

Margin	$321,606	$306,974	5%

Electric margins increased $15.7 million, or 11%, and $14.6 million, or 5%, for the three- and six-month periods, respectively, primarily due to the impact of various rate increases implemented in 2003 and 2004, including increased revenues to recover a significant portion of IP&L’s increased operating expenses, increased retail sales resulting from continued customer and other sales growth and lower purchased-power capacity costs. Weather had a modest downward impact on electric margins for the three- and six-month periods in 2004 and 2003.

Gas Margins — Gas margins and Dth sales for IP&L for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$22,575	$24,636	(8%)	1,771	2,325	(24%)
Commercial	11,247	11,428	(2%)	1,134	1,380	(18%)
Industrial	4,471	4,144	8%	593	678	(13%)
Transportation/other	2,387	457	422%	6,530	6,546	--

Total revenues/sales	40,680	40,665	--	10,028	10,929	(8%)

Cost of gas sold	25,942	27,222	(5%)

Margin	$14,738	$13,443	10%

Gas margins and Dth sales for IP&L for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$105,797	$102,846	3%	10,507	11,770	(11%)
Commercial	55,440	50,057	11%	6,203	6,644	(7%)
Industrial	12,070	11,199	8%	1,627	1,768	(8%)
Transportation/other	5,078	3,240	57%	14,711	14,889	(1%)

Total revenues/sales	178,385	167,342	7%	33,048	35,071	(6%)

Cost of gas sold	133,234	118,993	12%

Margin	$45,151	$48,349	(7%)

Gas margin increased $1.3 million, or 10%, and decreased $3.2 million, or 7%, for the three- and six-month periods, respectively. The three-month increase was primarily due to a $2 million rate refund reserve recorded in the second quarter of 2003. The six-month decrease was primarily due to lower sales, which were partially due to slightly milder weather in the first quarter of 2004 compared to the same period in 2003.

Refer to “Rates and Regulatory Matters” for discussion of IP&L’s electric and gas rate filings.

Steam and Other Revenues — Steam and other revenues decreased $2.6 million for the six-month period primarily due to lower construction management revenues from WindConnect™, due to the current uncertainty regarding extension of the federal renewable energy production tax credit. The decrease was largely offset by lower other operation and maintenance expenses related to IP&L’s WindConnect™ program.

Other Operating Expenses — Other operation and maintenance expenses increased $1.4 million and $4.9 million for the three- and six-month periods, respectively, primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs), partially offset by lower transmission and distribution costs. The six-month increase was also partially offset by lower expenses for WindConnect™. Depreciation and amortization expense increased $6.5 million and $13.3 million for the three- and six-month periods, respectively, primarily due to property additions, including the Emery plant.

Interest Expense and Other — AFUDC increased $1.1 million and $4.8 million for the three- and six-month periods, respectively, due to construction of the Emery plant.

Income Taxes — The effective income tax rates were 43.5% and 42.3% for the three- and six-month periods ended June 30, 2004, respectively, compared with 40.8% and 39.6% for the same periods last year. The increases for the three- and six-month periods were primarily due to increases in property-related temporary differences for which deferred tax expense is not recorded pursuant to rate making principles. The six-month increase was also due to a decrease in the Alliant Energy tax benefit allocated to IP&L pursuant to the provisions of PUHCA.

WP&L RESULTS OF OPERATIONS

Overview — Second Quarter Results — Earnings available for common stock increased $11.3 million, primarily due to lower other operating expenses and higher electric and gas margins.

Electric Margins — Electric margins and MWh sales for WP&L for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$76,069	$70,636	8%	765	732	5%
Commercial	44,385	41,333	7%	536	516	4%
Industrial	68,787	60,302	14%	1,221	1,163	5%

Total from retail customers	189,241	172,271	10%	2,522	2,411	5%
Sales for resale	34,430	32,500	6%	975	935	4%
Other	5,054	4,621	9%	21	18	17%

Total revenues/sales	228,725	209,392	9%	3,518	3,364	5%

Electric production fuel and
purchased-power expense	97,454	84,717	15%

Margin	$131,271	$124,675	5%

Electric margins and MWh sales for WP&L for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$159,624	$147,084	9%	1,668	1,646	1%
Commercial	85,298	79,193	8%	1,068	1,046	2%
Industrial	125,306	111,364	13%	2,318	2,211	5%

Total from retail customers	370,228	337,641	10%	5,054	4,903	3%
Sales for resale	74,052	73,407	1%	1,930	1,964	(2%)
Other	10,069	11,040	(9%)	45	42	7%

Total revenues/sales	454,349	422,088	8%	7,029	6,909	2%

Electric production fuel and
purchased-power expense	209,748	208,254	1%

Margin	$244,601	$213,834	14%

Electric margins increased $6.6 million, or 5%, and $30.8 million, or 14%, for the three- and six-month periods, respectively, primarily due to the implementation of rate increases in 2003 and 2004 and increased retail sales resulting from continued customer and other sales growth. The six-month increase was also due to the impact on the comparison of a significant under-recovery of purchased-power and fuel costs in the first quarter of 2003, partially offset by the impact of implementing seasonal rates in 2003. Electric margins in 2004 were also negatively impacted by higher than anticipated fuel and purchased-power costs. WP&L filed a fuel-only rate case in the first quarter of 2004 and an interim rate increase of approximately $16 million was implemented in late March 2004. Weather had a modest downward impact on electric margins for the three- and six-month periods in 2004 and 2003. Refer to “Alliant Energy Results of Operations” for further discussion of seasonal electric rates.

Gas Margins — Gas margins and Dth sales for WP&L for the three months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$19,399	$18,641	4%	1,754	1,775	(1%)
Commercial	10,359	10,366	--	1,211	1,270	(5%)
Industrial	1,039	1,278	(19%)	136	146	(7%)
Transportation/other	7,471	5,442	37%	3,499	3,334	5%

Total revenues/sales	38,268	35,727	7%	6,600	6,525	1%

Cost of gas sold	22,422	22,522	--

Margin	$15,846	$13,205	20%

Gas margins and Dth sales for WP&L for the six months ended June 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$81,576	$89,375	(9%)	7,915	8,273	(4%)
Commercial	43,449	48,259	(10%)	5,056	5,271	(4%)
Industrial	4,913	6,295	(22%)	629	721	(13%)
Transportation/other	19,494	23,002	(15%)	9,101	9,723	(6%)

Total revenues/sales	149,432	166,931	(10%)	22,701	23,988	(5%)

Cost of gas sold	99,845	119,076	(16%)

Margin	$49,587	$47,855	4%

Gas margins increased $2.6 million, or 20%, and $1.7 million, or 4%, for the three- and six-month periods, respectively, primarily due to improved results of $1 million and $3 million, respectively, from WP&L’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners). The six-month increase was partially offset by lower sales, due to milder weather conditions in the first quarter of 2004 compared with the same period in 2003.

Refer to “Rates and Regulatory Matters” for discussion of WP&L’s electric and gas rate filings.

Other Revenues — Other revenues decreased $6.0 million and $6.4 million for the three- and six-month periods, respectively, primarily due to lower construction management revenues from WindConnect™ due to the current uncertainty regarding extension of the federal renewable energy production tax credit. The decrease was largely offset by lower other operation and maintenance expenses related to WP&L’s WindConnect™ program.

Other Operating Expenses — Other operation and maintenance expenses decreased $15.4 million and $11.8 million for the three- and six-month periods, respectively, primarily due to the impact of a planned refueling outage at Kewaunee in the second quarter of 2003 (there was no such outage in 2004), lower expenses for WindConnect™ and decreases in the amortization of deferred costs recovered in rates. These items were partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs). Taxes other than income taxes increased $2.5 million and $3.1 million for the three- and six-month periods, respectively, primarily due to increased gross receipts taxes.

Interest Expense and Other — Interest expense decreased $2.5 million and $3.8 million for the three- and six-month periods, respectively, primarily due to lower average borrowings.

Income Taxes — The effective income tax rates were 38.6% and 38.4% for the three- and six-month periods ended June 30, 2004, respectively, compared with 37.9% and 34.7%, respectively, for the same periods last year. The increase for the six-month period was primarily due to a decrease in the Alliant Energy tax benefit allocated to WP&L pursuant to the provisions of PUHCA.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six-Month Periods — Selected information from Alliant Energy’s, IP&L’s and WP&L’s respective Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in thousands):

	Alliant Energy		IP&L		WP&L

Cash flows from (used for):	2004	2003	2004	2003	2004	2003

Operating activities	$272,282	$220,720	$197,100	$197,467	$97,457	$83,445
Financing activities	(20,828)	9,356	(2,923)	97,103	(41,590)	(21,158)
Investing activities	(304,610)	(225,699)	(196,180)	(296,921)	(82,886)	(70,789)

Alliant Energy’s cash flows from operating activities increased $52 million, primarily due to higher net income at WP&L and changes in working capital, including lower gas storage balances and timing of collections and payables, partially offset by changes in the level of accounts receivable sold; cash flows used for financing activities increased $30 million, primarily due to changes in the amount of debt issued and retired, partially offset by proceeds from Alliant Energy’s continuous equity offering program in the second quarter of 2004; and cash flows used for investing activities increased $79 million, primarily due to proceeds received from the sale of Alliant Energy’s Australian business in April 2003, partially offset by the 2003 acquisition by Resources of a 309 MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin, and other decreases in non-regulated construction and acquisition expenditures. IP&L’s cash flows used for financing activities increased $100 million, primarily due to changes in the amount of debt issued and retired, partially offset by capital contributions of $50 million from Alliant Energy; and cash flows used for investing activities decreased $101 million, primarily due to lower construction and acquisition expenditures associated with the construction of the Emery plant. WP&L’s cash flows from operating activities increased $14 million, primarily due to higher net income and changes in working capital; cash flows used for financing activities increased $20 million due to higher common stock dividends and net changes in the amount of debt issued and retired; and cash flows used for investing activities increased $12 million, primarily due to increased levels of construction expenditures.

Certain Regulatory Approvals/Requirements — PUHCA — Alliant Energy is subject to a PUHCA requirement whereby Alliant Energy’s common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy’s common equity ratio as of June 30, 2004, as computed under this requirement, was 46.9%.

State Regulatory Agencies — In March 2004, IP&L received the necessary regulatory authorization to increase short-term borrowings from $250 million to $300 million. In March 2004, WP&L discontinued its utility customer accounts receivable sale program, increasing its short-term borrowing authority granted by the PSCW to $185 million for general corporate purposes and an additional $55 million should WP&L need to repurchase its variable rate demand bonds.

Shelf Registrations — In 2004, Alliant Energy, IP&L and WP&L each filed separate shelf registrations with the SEC. Alliant Energy’s shelf registration became effective in April 2004 and allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IP&L’s shelf registration became effective in April 2004 and allows IP&L flexibility to offer from time to time up to an aggregate of $210 million of preferred stock, senior unsecured debt securities and collateral trust bonds. WP&L’s shelf registration became effective in April 2004 and allows WP&L flexibility to offer from time to time up to an aggregate of $150 million of its preferred stock, senior unsecured debt securities and first mortgage bonds. Alliant Energy, IP&L and WP&L had $254 million, $85 million and $50 million remaining available under their respective shelf registrations at August 5, 2004.

Cash and Temporary Cash Investments — As of June 30, 2004, Alliant Energy and its subsidiaries had approximately $189 million of cash and temporary cash investments, of which approximately $73 million consisted of deposits in foreign bank accounts. Due to Alliant Energy electing permanent reinvestment of earnings for federal income tax purposes for certain foreign subsidiaries within its China business platform, a majority of the cash held in foreign banks cannot be repatriated without material tax obligations. Alliant Energy plans to use a portion of this cash held in foreign bank accounts to invest in future capital projects in China.

Sale of Accounts Receivable — Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on WP&L’s discontinuance of participation in the utility customer accounts receivable sale program and a reduction in the maximum amount of receivables that can be sold in the program.

Short-term Debt — Information regarding commercial paper at June 30, 2004 was as follows (dollars in millions):

	Alliant	Parent
Commercial paper:	Energy	Company	IP&L	WP&L

Amount outstanding	$88.0	$--	$20.5	$67.5
Weighted average maturity	7 days	N/A	9 days	6 days
Discount rates	1.43-1.50%	N/A	1.43-1.45%	1.50%
Available capacity under facilities
in effect at June 30, 2004	$562.0	$200.0	$229.5	$132.5

In July 2004, Alliant Energy completed the syndication of three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IP&L and $250 million for WP&L), which support commercial paper and are available for direct borrowings. The combined total amount of the new facilities remains the same as the former facilities, however, $100 million of the borrowing capability has been shifted from the parent company to IP&L and WP&L to support the continued focus on the domestic utility business as the primary source of future capital needs. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. These new facilities replaced the former facilities which were to expire in September 2004. These new facilities are designed to be five-year facilities with the length of the facilities still being subject to various state and federal regulatory approvals given the term is longer than a 364-day facility. With the exception of the consolidated net worth covenant, which has been removed, the new credit facility agreements contain similar covenants as the former credit facility agreements, including the following:

	Covenant	Status at
Covenant Description	Requirement	June 30, 2004

Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48.4%
EBITDA interest coverage ratio (*)	At least 2.5x	4.0x
IP&L debt-to-capital ratio	Less than 58%	47.2%
WP&L debt-to-capital ratio	Less than 58%	30.2%
(*)	In compliance with the agreement, results of discontinued operations have been included in this covenant calculation.

The cross default provisions, negative pledge provisions and material adverse change clauses of the new credit facilities are less restrictive than those of the former credit facilities. Alliant Energy’s, IP&L’s and WP&L’s new credit facilities contain provisions that require, during the term of the facilities, any proceeds from asset sales, with certain exclusions, in excess of 20% of their respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and any potential sales of Alliant Energy’s nuclear, transmission or international assets.

Long-term Debt — In August 2004, WP&L issued $100 million of 6.25% senior debentures due 2034 and used the proceeds to repay short-term debt, including $62 million incurred in connection with the repayment at maturity of 7.25% first mortgage bonds in June 2004, and for general corporate purposes. IP&L issued $25 million and $100 million of 6.30% senior debentures due 2034 in August 2004 and May 2004, respectively, and used the proceeds to repay short-term debt primarily incurred in the construction of the Emery plant and for general corporate purposes. All of these long-term debt issuances were executed in connection with WP&L’s and IP&L’s respective shelf registrations discussed previously. In February 2004, Resources retired $10.0 million of its 9.75% senior notes and $9.5 million of its 7% senior notes, incurring approximately $0.03 per share of debt repayment premiums.

Common Equity — In connection with Alliant Energy's 2004 shelf registration discussed previously, it is Alliant Energy's current intent to issue up to $150 million of new common stock during 2004. Alliant Energy has entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. During the second quarter of 2004, Alliant Energy issued approximately 1.6 million shares of new common stock and received approximately $37 million in net proceeds under this shelf registration and sales agreement. In the third quarter of 2004, Alliant Energy has issued approximately 0.3 million additional shares and received approximately $8 million in net proceeds through August 5, 2004 under this shelf registration and sales agreement. Refer to "Shelf Registrations" for additional information.

Credit Ratings — In May 2004, Standard & Poor’s Rating Services lowered WP&L’s secured long-term debt rating from A to A- to align it with WP&L’s corporate/issuer credit rating.

Off-Balance Sheet Arrangements — A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for the impact of FIN 46R guidance on Alliant Energy’s tolling and purchased-power agreements.

Contractual Obligations — A summary of Alliant Energy’s, IP&L’s and WP&L’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K.

Environmental — A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IP&L and WP&L for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K, except as described below.

The Wisconsin Department of Natural Resources (DNR) independently developed proposed mercury control rules for Wisconsin generating facilities that will cap emissions beginning in 2008, followed by subsequent reductions of 40% by 2010 and 75% by 2015. These rules have been approved by the Wisconsin legislature and are expected to become effective in the second half of 2004. The Wisconsin mercury rule requirements will be superseded by federal mercury emissions standards when published. Alliant Energy is currently evaluating the expected impact of the Wisconsin rules and also continues to closely monitor the developments at the federal level related to mercury emissions standards.

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

Commodity Risk — Non-trading — Refer to “Other Future Considerations — China” for discussion of higher than anticipated coal and other related costs in China.

Accounting Pronouncements — As of March 31, 2004, Alliant Energy adopted FIN 46R guidance. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, that provide a benefit that is at least actuarially equivalent to Medicare Part D. In the second quarter of 2004, the FASB issued, and Alliant Energy elected early adoption of, FSP 106-2, which supersedes FSP 106-1. Refer to Note 10 of Alliant Energy’s, IP&L’s and WP&L’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Critical Accounting Policies — A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IP&L’s and WP&L’s combined Form 10-K for the year ended Dec. 31, 2003 and have not changed materially from those reported in the 2003 10-K. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding a goodwill impairment charge recorded in the second quarter of 2004.

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

Mexico — At June 30, 2004, Resources held a secured loan receivable of approximately $82 million from an unrelated Mexican development company. The loan proceeds were used by the development company to construct substantially all the infrastructure for the initial phase of a master-planned resort community known as Laguna del Mar located near Puerto Penasco, State of Sonora, on the Sea of Cortez. Alliant Energy has concerns regarding the Mexican development company’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. Negotiations are currently underway between Resources and the owners of the development company to resolve this matter. Resources is evaluating its alternatives, which include possibly restructuring a role for its developers or replacing them, a transfer of ownership and control of the project to Resources or the exercise of Resources’ remedies through legal action. Effective Jan. 1, 2004, Resources ceased accruing interest income related to this loan pending resolution of this matter. If the development of the project and related real estate sales are not ultimately successfully executed, it is possible that Alliant Energy could incur material asset valuation charges in the future. Alliant Energy is unable to predict the ultimate outcome of this matter.

Brazil — To complete earlier plans, the Juiz de Fora facility, a joint venture gas-fired generating facility in which Alliant Energy holds a 50% direct ownership interest, is scheduled for a 20 MW expansion from a single cycle to a combined cycle facility at an estimated cost of $24 million. However, initiation of the expansion construction is experiencing some delays due to disputes with Alliant Energy’s Brazilian partner regarding the financing and construction of the Juiz de Fora facility and other matters (as mentioned below). Alliant Energy is currently discussing with its partner resolution of these matters in order to ensure timely completion of the project in early 2006. If the Juiz de Fora combined-cycle construction is not completed as anticipated, the future performance obligations of this generation asset might be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Juiz de Fora; however, it could lead to material asset valuation or other charges with respect to Alliant Energy’s investment in the Juiz de Fora facility. Alliant Energy’s direct investment in the Juiz de Fora facility at June 30, 2004 was approximately $15 million.

Alliant Energy continues to closely monitor the financial performance of its Brazilian investments. While such performance improved significantly in 2003, Alliant Energy believes the rate of improvement can be enhanced, particularly in regard to controlling costs and reduction of debt, and this has been a source of dispute with its Brazilian partners. In particular, Alliant Energy’s Brazilian partners want to use company funds to pay dividends in order to ensure their control over the operations. Alliant Energy is not interested in and has not sought control of the operations. However, Alliant Energy has urged that, to the extent funds are available, they would be better used to pay down debt.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil. Alliant Energy will consider the full range of options potentially available. Consequently, Alliant Energy is unable to provide any assurances that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring a material charge as relates to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions.

China — The generating plants included in Alliant Energy’s China portfolio are currently experiencing higher than anticipated coal and related costs due primarily to government allocations and infrastructure bottlenecks.  Alliant Energy is attempting to mitigate the impact of these cost increases by working with local Chinese authorities to increase the supply of lower-cost coal, working with local Chinese power commissions to enable it to recover the higher costs through tariffs and reviewing for other ways to offset these cost increases within its operations.  However, the process does require government interaction and is less formal and predictable than general fuel-related cost recovery processes within the domestic utility industry. If the price of coal and related costs were to increase (decrease) 10% compared to the average prices experienced during the 12 months ended June 30, 2004, Alliant Energy’s net income for the 12 months ended June 30, 2005 would (decrease) increase by approximately $5 million.

In addition to applying pressure on the margins currently being realized from Alliant Energy’s China operations, these cost pressures could impact the estimated fair value of Alliant Energy’s China investments. Alliant Energy has $10 million of goodwill related to its China investments on its balance sheet and if the fair value of these investments does not exceed their carrying value (including goodwill) in the future, Alliant Energy may be required to record an impairment charge related to this goodwill balance. Alliant Energy is unable to predict the future of these costs in China or the ultimate outcome of its efforts to mitigate the impact of any cost increases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2 MD&A “Other Matters — Market Risk Sensitive Instruments and Positions.”

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IP&L’s and WP&L’s management evaluated, with the participation of each of Alliant Energy’s, IP&L’s and WP&L’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures as of the end of the quarter ended June 30, 2004 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IP&L’s and WP&L’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004.

There was no change in Alliant Energy’s, IP&L’s and WP&L’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IP&L’s or WP&L’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ALLIANT ENERGY & WP&L
In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates (WELA) filed a complaint in the U.S. District Court for the Western District of Wisconsin against WP&L and Alliant Energy alleging violations of the federal Clean Water Act at the Columbia generating station. The complaint sought certain upgrades to Columbia's wastewater treatment program, as well as unspecified penalties and attorney fees. In addition, the Wisconsin DNR has pursued enforcement of this same matter and referred the matter to the Wisconsin Department of Justice (WDOJ), who filed a complaint in the Circuit Court of Columbia County, Wisconsin. Alliant Energy, WDOJ and WELA have entered into a settlement agreement to resolve the matter, which has been accepted by the court. Under the settlement agreement, the joint owners of Columbia have agreed to pay a total of $150,000 in forfeitures, fees and other costs, plus implement certain new technical and operational requirements at the facility. Alliant Energy had established the necessary reserve for its respective costs at June 30, 2004. Alliant Energy believes that the total cost to resolve the matter and implement technical and operational requirements will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY
At Alliant Energy’s annual meeting of shareowners held on May 21, 2004, the following individuals were elected as directors of Alliant Energy:

			Year in Which
Name of Nominee	Votes For	Votes Withheld	Term Expires
Ann K. Newhall	92,404,574	3,382,822	2006
Michael L. Bennett	91,596,905	4,190,491	2007
Jack B. Evans	90,518,745	5,268,651	2007
David A. Perdue	91,113,118	4,674,278	2007
Judith D. Pyle	91,808,862	3,978,534	2007

The following are the other directors of Alliant Energy whose terms of office continued after the 2004 annual meeting: Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005; and Erroll B. Davis, Jr. and Robert W. Schlutz, with terms expiring in 2006. Effective as of the date of the annual meeting, Alan B. Arends and Wayne H. Stoppelmoor both retired.

Also at Alliant Energy’s annual meeting of shareowners held on May 21, 2004, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Approval to increase Alliant Energy's authorized shares of
common stock from 200 million to 240 million	88,006,409	6,442,304	1,338,683	--

IP&L
At IP&L’s annual meeting of shareowners held on June 1, 2004, Ann K. Newhall was elected as a director of IP&L for a term expiring in 2006; and Michael L. Bennett, Jack B. Evans, David A. Perdue, and Judith D. Pyle were elected as directors of IP&L for terms expiring in 2007. Alliant Energy voted all of the outstanding shares of common stock of IP&L (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IP&L whose terms of office continued after the 2004 annual meeting: Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005; and Erroll B. Davis, Jr. and Robert W. Schlutz, with terms expiring in 2006. Effective as of the date of the annual meeting, Alan B. Arends and Wayne H. Stoppelmoor both retired.

WP&L
At WP&L’s annual meeting of shareowners held on June 2, 2004, the following individuals were elected as directors of WP&L:

			Year in Which
Name of Nominee	Votes For	Votes Withheld	Term Expires
Ann K. Newhall	13,659,282	4,244	2006
Michael L. Bennett	13,658,932	4,594	2007
Jack B. Evans	13,659,062	4,464	2007
David A. Perdue	13,658,839	4,687	2007
Judith D. Pyle	13,657,663	5,863	2007

The following are the other directors of WP&L whose terms of office continued after the 2004 annual meeting: Katharine C. Lyall, Singleton B. McAllister, and Anthony R. Weiler, with terms expiring in 2005; and Erroll B. Davis, Jr. and Robert W. Schlutz, with terms expiring in 2006. Effective as of the date of the annual meeting, Alan B. Arends and Wayne H. Stoppelmoor both retired.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits: The following Exhibits are filed herewith or incorporated by reference.

3.1	Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy's Registration Statement on Form S-8, dated July 26, 2004 (Registration No. 333-117654))

3.1a	Articles of Amendment to Restated Articles of Incorporation of Alliant Energy, dated May 26, 2004

4.1	Five Year Credit Agreement, dated July 26, 2004, among Alliant Energy, the Banks set forth therein and Wachovia Bank, National Association (NA) as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to Alliant Energy's Form 8-K, dated July 26, 2004 (File No. 1-9894))

4.2	Five Year Credit Agreement, dated July 26, 2004, among IP&L, the Banks set forth therein and Wachovia Bank, NA as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated July 26, 2004 (File No. 0-4117-1))

4.3	Five Year Credit Agreement, dated July 26, 2004, among WP&L, the Banks set forth therein and Wachovia Bank, NA as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to WP&L's Form 8-K, dated July 26, 2004 (File No. 0-337))

4.4	Officers' Certificate, dated as of July 28, 2004, creating WP&L's 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WP&L's Form 8-K, dated July 28, 2004 (File No. 0-337))

4.5	Officer's Certificate, dated as of August 2, 2004, reopening the 6.30% senior debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IP&L's Form 8-K, dated August 2, 2004 (File No. 0-4117-1))

10.1	Non-competition Agreement, dated June 30, 2004, by and between Corporate Services and Pamela J. Wegner

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IP&L

31.4	Certification of the CFO for IP&L

31.5	Certification of the Chairman and CEO for WP&L

31.6	Certification of the CFO for WP&L

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IP&L

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WP&L

(b)     Reports on Form 8-K:

ALLIANT ENERGY
Alliant Energy filed a Current Report on Form 8-K, dated April 30, 2004, reporting (under Items 5, 7 and 12) that it issued a press release announcing its earnings for the first quarter ended March 31, 2004 and its earnings guidance for 2004.

IP&L
IP&L filed a Current Report on Form 8-K, dated May 3, 2004, reporting (under Item 12) the primary factors contributing to decreases in its operating income and its earnings available for common stock for the quarter ended March 31, 2004.

IP&L filed a Current Report on Form 8-K, dated May 3, 2004, reporting (under Items 5 and 7) that it agreed to sell $100 million aggregate principal amount of its 6.30% senior debentures due 2034 in a public offering.

WP&L — None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2004.

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