Form 10-Q
period 2004-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2004-11-05
CIK 352541, 52485, 107832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Alliant Energy Corporation	Yes [X]	No [ ]
Interstate Power and Light Company	Yes [ ]	No [X]
Wisconsin Power and Light Company	Yes [ ]	No [X]

Number of shares outstanding of each class of common stock as of October 29, 2004:
Alliant Energy Corporation	Common stock, $0.01 par value, 115,533,441 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes of this combined Form 10-Q are defined below:
Abbreviation or Acronym	Definition
Alliant Energy	Alliant Energy Corporation
Corporate Services	Alliant Energy Corporate Services, Inc.
Dth	Dekatherm
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
Emery	Emery Generating Facility
EPS	Earnings Per Average Common Share
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
FIN 46	Consolidation of Variable Interest Entities
GAAP	Accounting Principles Generally Accepted in the U.S.
IPL	Interstate Power and Light Company
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
McLeod	McLeodUSA Incorporated
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not Applicable
PSCW	Public Service Commission of Wisconsin
PUHCA	Public Utility Holding Company Act of 1935
Resources	Alliant Energy Resources, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
South Beloit	South Beloit Water, Gas and Electric Company
TBD	To Be Determined
U.S.	United States of America
WPL	Wisconsin Power and Light Company
WPC	Whiting Petroleum Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

	(in thousands, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$583,227	$580,054	$1,519,767	$1,467,187
Gas	54,190	62,254	382,007	396,527
Other	23,214	28,744	60,320	74,916
Non-regulated	70,041	72,593	213,041	207,789

	730,672	743,645	2,175,135	2,146,419

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	195,143	195,534	565,476	561,859
Cost of gas sold	28,989	39,874	262,068	277,943
Other operation and maintenance	171,000	183,233	513,057	533,925
Non-regulated operation and maintenance	62,915	61,497	186,575	177,617
Depreciation and amortization	83,300	78,066	248,385	230,864
Taxes other than income taxes	24,081	21,173	76,051	68,014

	565,428	579,377	1,851,612	1,850,222

Operating income	165,244	164,268	323,523	296,197

Interest expense and other:
Interest expense	46,048	49,939	133,325	159,443
Loss on early extinguishment of debt	2,300	-	7,692	-
Equity income from unconsolidated investments	(4,625)	(4,899)	(27,054)	(9,851)
Allowance for funds used during construction	(3,160)	(5,881)	(15,977)	(14,314)
Preferred dividend requirements of subsidiaries	4,679	4,087	14,035	12,213
Interest income and other	(1,863)	(5,165)	(4,517)	(14,761)

	43,379	38,081	107,504	132,730

Income from continuing operations before income taxes	121,865	126,187	216,019	163,467

Income taxes	34,421	41,611	63,502	54,470

Income from continuing operations	87,444	84,576	152,517	108,997

Income (loss) from discontinued operations, net of tax (Note 7)	(5,652)	18,656	(49,741)	31,894

Income before cumulative effect of changes in accounting principles	81,792	103,232	102,776	140,891

Cumulative effect of changes in accounting principles, net of tax	-	-	-	(5,983)

Net income	$81,792	$103,232	$102,776	$134,908

Average number of common shares outstanding (basic)	114,246	109,221	112,493	98,214

Earnings per average common share (basic):
Income from continuing operations	$0.77	$0.78	$1.35	$1.11
Income (loss) from discontinued operations	(0.05)	0.17	(0.44)	0.32
Cumulative effect of changes in accounting principles	-	-	-	(0.06)

Net income	$0.72	$0.95	$0.91	$1.37

Average number of common shares outstanding (diluted)	114,703	109,433	112,921	98,331

Earnings per average common share (diluted):
Income from continuing operations	$0.76	$0.77	$1.35	$1.11
Income (loss) from discontinued operations	(0.05)	0.17	(0.44)	0.32
Cumulative effect of changes in accounting principles	-	-	-	(0.06)

Net income	$0.71	$0.94	$0.91	$1.37

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2004	2003

	(in thousands)

Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,328,320	$5,707,478
Gas plant in service	670,428	646,439
Other plant in service	566,089	538,340
Accumulated depreciation	(3,164,579)	(2,985,285)

Net plant	4,400,258	3,906,972
Construction work in progress:
Emery generating facility	144	304,332
Other	153,142	152,684
Other, less accumulated depreciation (accum. depr.) of $3,405 and $3,242	68,378	68,611

Total domestic utility	4,621,922	4,432,599

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $6,016 and $3,380	212,377	204,480
International, less accum. depr. of $42,490 and $33,708	194,283	198,875
Other Investments, less accum. depr. of $30,008 and $26,179	60,783	53,819
Integrated Services, less accum. depr. of $29,040 and $26,570	50,544	51,788
Corporate Services and other, less accum. depr. of $38,832 and $25,283	66,395	68,415

Total non-regulated and other	584,382	577,377

	5,206,304	5,009,976

Current assets:
Cash and temporary cash investments	184,065	241,046
Restricted cash	6,579	9,816
Accounts receivable:
Customer, less allowance for doubtful accounts of $4,602 and $4,872	149,776	59,095
Unbilled utility revenues	95,526	83,385
Other, less allowance for doubtful accounts of $1,610 and $786	61,866	93,802
Production fuel, at average cost	62,743	54,148
Materials and supplies, at average cost	65,933	60,518
Gas stored underground, at average cost	67,367	49,298
Regulatory assets	57,350	61,777
Assets of discontinued operations (Note 7)	70,739	184,002
Other	112,948	82,921

	934,892	979,808

Investments:
Investments in unconsolidated foreign entities	511,001	481,525
Nuclear decommissioning trust funds	401,224	381,524
Investment in ATC and other	275,799	258,767

	1,188,024	1,121,816

Other assets:
Regulatory assets	325,974	339,261
Deferred charges and other	303,262	324,585

	629,236	663,846

Total assets	$7,958,456	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

(in thousands, except share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 and 200,000,000 shares;
outstanding 115,515,983 and 110,962,910 shares	$1,155	$1,110
Additional paid-in capital	1,756,117	1,643,572
Retained earnings	859,488	840,417
Accumulated other comprehensive loss	(92,275)	(106,415)
Shares in deferred compensation trust - 255,352 and 264,673 shares
at an average cost of $27.40 and $27.84 per share	(6,997)	(7,370)

Total common equity	2,517,488	2,371,314

Cumulative preferred stock of subsidiaries, net	243,803	243,803
Long-term debt, net (excluding current portion)	2,237,628	2,123,298

	4,998,919	4,738,415

Current liabilities:
Current maturities and sinking funds	97,960	69,281
Variable rate demand bonds	39,100	55,100
Commercial paper	21,000	107,500
Other short-term borrowings	23,322	21,495
Accounts payable	240,710	296,229
Accrued interest	45,002	43,962
Accrued taxes	67,519	68,868
Accrued payroll and vacation	37,362	39,597
Liabilities of discontinued operations (Note 7)	17,361	50,076
Other	136,083	108,332

	725,419	860,440

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	759,236	699,799
Accumulated deferred investment tax credits	45,280	49,085
Regulatory liabilities	663,767	632,230
Asset retirement obligations	363,111	345,680
Pension and other benefit obligations	146,292	188,324
Other	205,250	209,125

	2,182,936	2,124,243

Minority interest	51,182	52,348

Total capitalization and liabilities	$7,958,456	$7,775,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$102,776	$134,908
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	49,741	(31,894)
Depreciation and amortization	248,385	230,864
Other amortizations	50,692	53,666
Deferred tax expense and investment tax credits	55,788	35,821
Equity income from unconsolidated investments, net	(27,054)	(9,851)
Distributions from equity method investments	25,841	16,907
Refueling outage provision	4,003	(9,809)
Cumulative effect of changes in accounting principles, net of tax	--	5,983
Other	(12,801)	(15,356)
Other changes in assets and liabilities:
Accounts receivable	54,114	(9,425)
Sale of utility accounts receivable	(125,000)	(161,000)
Income tax refunds receivable	(20,004)	(27,003)
Gas stored underground	(18,069)	(24,645)
Accounts payable	(23,705)	(21,645)
Accrued taxes	(1,349)	53,264
Adjustment clause balances	14,536	(17,472)
Pension and other benefit obligations	(42,032)	16,110
Other	(21,191)	(21,417)

Net cash flows from operating activities	314,671	198,006

Cash flows from financing activities:
Common stock dividends	(83,705)	(73,699)
Proceeds from issuance of common stock	109,196	339,189
Proceeds from issuance of preferred stock of subsidiary	--	38,738
Proceeds from issuance of long-term debt	225,168	161,208
Reductions in long-term debt	(100,897)	(76,140)
Net change in commercial paper and other short-term borrowings	(84,673)	(138,784)
Net change in loans with discontinued operations	30,920	(46,924)
Other	(2,312)	(14,540)

Net cash flows from financing activities	93,697	189,048

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(382,260)	(399,601)
Non-regulated businesses	(52,182)	(226,176)
Corporate Services and other	(11,548)	(5,427)
Nuclear decommissioning trust funds	(11,326)	(10,366)
Proceeds from asset sales	4,650	256,418
Other	(12,683)	32,761

Net cash flows used for investing activities	(465,349)	(352,391)

Net increase (decrease) in cash and temporary cash investments	(56,981)	34,663

Cash and temporary cash investments at beginning of period	241,046	57,747

Cash and temporary cash investments at end of period	$184,065	$92,410

Supplemental cash flows information:
Cash paid during the period for:
Interest	$133,362	$148,700

Income taxes, net of refunds	$16,736	$30,813

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$--	$127,595

Debt assumed by buyer of affordable housing business	$--	$87,986

Capital lease obligations incurred	$13,689	$2,853

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Corporate Services). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2004 and 2003, the condensed consolidated financial position at Sep. 30, 2004 and Dec. 31, 2003, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2004 and 2003 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and nine months ended Sep. 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

Net income	$81,792	$103,232	$102,776	$134,908
Unrealized holding gains on securities, net of tax	3,742	1,891	8,653	5,296
Less: reclassification adjustment for gains
included in net income, net of tax	--	417	3	1,420

Net unrealized gains on securities	3,742	1,474	8,650	3,876

Foreign currency translation adjustments, net of tax	29,721	(3,669)	5,353	65,837

Unrealized holding gains (losses) on qualifying
derivatives, net of tax	387	2,822	525	(2,058)
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	509	827	388	(8,157)

Net unrealized gains (losses) on qualifying derivatives	(122)	1,995	137	6,099

Other comprehensive income (loss)	33,341	(200)	14,140	75,812

Comprehensive income	$115,133	$103,032	$116,916	$210,720

3.

Certain financial information relating to Alliant Energy’s business segments is as follows. Gas revenues included $4.2 million and $16.8 million for the three months ended Sep. 30, 2004 and 2003, and $20.1 million and $39.9 million for the nine months ended Sep. 30, 2004 and 2003, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations.

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l *	ISCO **	Other	Total	Other	Consolidated

	(in thousands)
Three Months Ended Sep. 30, 2004
Operating revenues	$583,227	$54,190	$23,214	$660,631	$32,458	$27,168	$11,826	$71,452	($1,411)	$730,672
Operating income (loss)	173,747	(7,331)	1,650	168,066	197	(2,138)	(543)	(2,484)	(338)	165,244
Income (loss) from continuing
operations				91,141	(6,672)	(1,679)	(4,390)	(12,741)	9,044	87,444
Loss from discontinued
operations, net of tax				--	--	(5,652)	--	(5,652)	--	(5,652)
Net income (loss)				91,141	(6,672)	(7,331)	(4,390)	(18,393)	9,044	81,792

	Domestic Utility Business				Non-regulated Businesses					Alliant
										Energy
	Electric	Gas	Other	Total	Int'l *	ISCO **	Other	Total	Other	Consolidated

	(in thousands)
Three Months Ended Sep. 30, 2003
Operating revenues	$580,054	$62,254	$28,744	$671,052	$30,635	$31,082	$12,434	$74,151	($1,558)	$743,645
Operating income (loss)	168,169	(7,393)	2,764	163,540	5,232	1,119	(4,893)	1,458	(730)	164,268
Income (loss) from continuing
operations				83,935	33	541	(3,728)	(3,154)	3,795	84,576
Income from discontinued
operations, net of tax				--	6	676	17,974	18,656	--	18,656
Net income				83,935	39	1,217	14,246	15,502	3,795	103,232

Nine Months Ended Sep. 30, 2004
Operating revenues	$1,519,767	$382,007	$60,320	$1,962,094	$98,384	$83,861	$34,803	$217,048	($4,007)	$2,175,135
Operating income (loss)	304,319	18,553	4,348	327,220	5,273	(3,781)	(3,632)	(2,140)	(1,557)	323,523
Income (loss) from continuing
operations				163,432	(6,998)	(5,570)	(3,876)	(16,444)	5,529	152,517
Loss from discontinued
operations, net of tax				--	--	(49,741)	--	(49,741)	--	(49,741)
Net income (loss)				163,432	(6,998)	(55,311)	(3,876)	(66,185)	5,529	102,776

Nine Months Ended Sep. 30, 2003
Operating revenues	$1,467,187	$396,527	$74,916	$1,938,630	$85,777	$93,047	$33,525	$212,349	($4,560)	$2,146,419
Operating income (loss)	271,028	21,445	3,015	295,488	10,637	1,111	(10,257)	1,491	(782)	296,197
Income (loss) from continuing
operations				137,545	(6,305)	(222)	(11,449)	(17,976)	(10,572)	108,997
Income (loss) from discontinued
operations, net of tax				--	44,664	2,623	(15,393)	31,894	--	31,894
Cumulative effect of changes in
accounting principles, net of tax				--	--	(2,078)	(3,905)	(5,983)	--	(5,983)
Net income (loss)				137,545	38,359	323	(30,747)	7,935	(10,572)	134,908

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

5.

Alliant Energy utilizes derivative instruments to manage its exposures to various market risks as described in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2003. The following information supplements, and should be read in conjunction with, Note 10(a) in Alliant Energy’s “Notes to Consolidated Financial Statements” in the Form 10-K for the year ended Dec. 31, 2003.

For the nine months ended Sep. 30, 2004, no income or loss was recognized in connection with hedge ineffectiveness in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). For the three and nine months ended Sep. 30, 2004, Alliant Energy reclassified losses of $1.1 million (includes losses of $1.0 million for discontinued operations) and $1.2 million (includes losses of $1.0 million for discontinued operations), respectively, into earnings as a result of the discontinuance of hedges. Alliant Energy estimates that losses of $0.1 million (all continuing operations) will be reclassified from accumulated other comprehensive loss into earnings within the 12 months between Oct. 1, 2004 and Sep. 30, 2005 as the hedged transactions affect earnings.

6.	A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three and nine months ended Sep. 30 was as follows:

	Three Months		Nine Months

	2004	2003	2004	2003

Weighted average common shares outstanding:
Basic EPS calculation	114,246,443	109,220,668	112,492,809	98,214,316
Effect of dilutive securities	456,267	211,841	427,961	116,605

Diluted EPS calculation	114,702,710	109,432,509	112,920,770	98,330,921

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and nine months ended Sep. 30 as follows:

	Three Months		Nine Months

	2004	2003	2004	2003

Options to purchase shares of common stock	3,319,268	3,539,155	3,348,093	3,963,584
Average exercise price of options excluded	$29.33	$29.48	$29.33	$28.46

The effect on net income and EPS for the three and nine months ended Sep. 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under its two stock-based incentive compensation plans was as follows (dollars in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

Net income, as reported	$81,792	$103,232	$102,776	$134,908
Less: stock-based compensation expense, net of tax	433	688	1,308	1,838

Pro forma net income	$81,359	$102,544	$101,468	$133,070

EPS (basic):
As reported	$0.72	$0.95	$0.91	$1.37
Pro forma	$0.71	$0.94	$0.90	$1.35
EPS (diluted):
As reported	$0.71	$0.94	$0.91	$1.37
Pro forma	$0.71	$0.94	$0.90	$1.35

7.	In July 2004, Alliant Energy announced its intent to divest the following businesses within its Integrated Services business platform:

o	Cogenex Corporation, an energy services business, based in Lowell, Mass., and affiliated companies;
o	NG Energy Trading, LLC (NGE), a gas marketing business, based in Oklahoma City, Okla.; and
o	Energy management services business, which includes offices in Florida, Minnesota and Wisconsin.

In September 2004, Alliant Energy successfully completed the sale of substantially all of the assets of NGE. Alliant Energy is currently in the process of executing its divestiture plan for the other two businesses. As of Sep. 30, 2004, NGE and Cogenex Corporation qualified as assets held for sale and discontinued operations. Alliant Energy intends to complete the divestiture of its energy management services business within the next twelve months and expects this business will qualify for reporting as assets held for sale and discontinued operations in the fourth quarter of 2004. Alliant Energy applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), to certain of its assets which were held for sale as of Sep. 30, 2004. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation and amortization.

In addition, Alliant Energy completed the sale of its Australian, affordable housing and SmartEnergy, Inc. businesses in the second, third and third quarters of 2003, respectively. In the fourth quarter of 2003, Alliant Energy completed an initial public offering of WPC, leaving Alliant Energy with an approximate 5% ownership interest in WPC as of Sep. 30, 2004 that is accounted for under the cost method. WPC recently filed a registration statement with the SEC proposing to sell additional new shares of common equity as well as Alliant Energy’s remaining shares.

The operating results for all of these non-regulated businesses, except the energy management services business, have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Financial Statements. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

Operating revenues	$25,414	$78,238	$134,096	$362,806
Operating expenses (a)	33,960	53,231	184,517	286,320
Interest expense and other (pre-tax):
Gain on sale of NGE	(157)	--	(157)	--
Loss (gain) on sale of affordable housing business (b)	--	(2,106)	--	60,638
Loss on sale of SmartEnergy, Inc. (b)	--	141	--	13,641
SFAS 133 income from Australian business	--	--	--	(14,689)
Gain on sale of Australian business	--	--	--	(72,115)
Other	(1,101)	2,311	3,183	16,760

Income (loss) before income taxes	(7,288)	24,661	(53,447)	72,251
Income tax expense (benefit) (c)	(1,636)	6,005	(3,706)	40,357

Income (loss) from discontinued operations, net of tax	($5,652)	$18,656	($49,741)	$31,894

(a)

In the second quarter of 2004, Alliant Energy recorded a SFAS 142, “Goodwill and Other Intangible Assets,” pre-tax non-cash goodwill impairment charge of $41 million related to its energy services business, primarily due to less favorable market conditions. The fair value of the goodwill was estimated using a combination of the expected discounted future cash flows and market value indicators.

(b)

Loss (gain) on sale of affordable housing and SmartEnergy, Inc. businesses includes pre-tax valuation adjustments and selling costs incurred. The valuation adjustments reflect updated estimates of the market value, less selling costs, of assets classified as held for sale for each reporting period and other adjustments and changes in estimates after the sale date.

(c)

The provision for income taxes from discontinued operations for the nine months ended Sep. 30, 2004 was significantly different from the federal statutory rate of 35% due to the goodwill impairment charge recorded in the second quarter of 2004. Alliant Energy anticipates a significant portion of the temporary difference resulting from the goodwill impairment charge will more likely than not reverse in the form of a capital loss for tax purposes. Given Alliant Energy’s current capital loss carryforward position and the likelihood regarding its ability to utilize the capital loss related to this goodwill impairment charge before it expires, Alliant Energy recorded a valuation allowance against deferred tax assets of approximately $14 million in the second quarter of 2004 related to this issue.

A summary of the components of assets and liabilities of discontinued operations on Alliant Energy’s Consolidated Balance Sheets was as follows (in thousands):
	Sep. 30, 2004	Dec. 31, 2003

Assets of discontinued operations:
Property, plant and equipment, net	$7,188	$8,830
Current assets	22,321	87,095
Investments	1,725	1,744
Deferred charges and other	39,505	86,333

Total assets of discontinued operations	$70,739	$184,002

Liabilities of discontinued operations:
Current liabilities	$9,318	$43,745
Other long-term liabilities and deferred credits	8,043	6,331

Total liabilities of discontinued operations	17,361	50,076

Net assets of discontinued operations	$53,378	$133,926

A summary of the components of cash flows for discontinued operations for the nine months ended Sep. 30 was as follows (in thousands):
	2004	2003

Net cash flows from operating activities	$35,336	$59,934
Net cash flows used for financing activities	(33,735)	(6,878)
Net cash flows from (used for) investing activities	120	(29,986)

Net increase in cash and temporary cash investments	1,721	23,070
Cash and temporary cash investments at beginning of period	1,235	21,155

Cash and temporary cash investments at end of period	$2,956	$44,225

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	($28)	$18,089

Income taxes, net of refunds	($221)	($15,789)

8.

In 2004, Alliant Energy adopted revised FIN 46 guidance (FIN 46R). The entities that Alliant Energy consolidated as a result of this guidance did not have a material impact on its financial condition or results of operations. After making an ongoing exhaustive effort, Alliant Energy concluded that it was unable to obtain the information necessary from the counterparties for the Riverside and RockGen power plants, tolling and purchased-power agreements, respectively, to determine whether the counterparties are variable interest entities and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. Costs are included in “Electric production fuel and purchased power” in Alliant Energy’s Condensed Consolidated Statements of Income based on monthly payments for these agreements. Monthly capacity payments related to the Riverside agreement began in June 2004 when the plant was placed in service and are higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the plant. The counterparties sell some or all of their generating capacity to WPL, and can sell their energy output to both WPL and IPL. WPL and IPL incurred costs (excluding fuel costs) related to the Riverside contract of $24.3 million and $0.4 million for the three months ended Sep. 30, 2004, and $31.5 million and $0.5 million for the nine months ended Sep. 30, 2004, respectively. WPL incurred costs related to the RockGen contract of approximately $4.7 million and $28.0 million for the three and nine months ended Sep. 30, 2004, and $10.1 million and $26.8 million for the three and nine months ended Sep. 30, 2003, respectively. Alliant Energy’s maximum exposure to loss from these contracts is undeterminable due to the inability to obtain the necessary information to complete such evaluation.

9.

Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), a reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	IPL	WPL	Total

Balance at Jan. 1, 2004	$158	$188	$346
Accretion expense	8	9	17

Balance at Sep. 30, 2004	$166	$197	$363

10.	The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended Sep. 30:
Service cost	$4,757	$4,036	$2,490	$1,894
Interest cost	10,918	10,898	3,459	3,665
Expected return on plan assets	(11,734)	(10,153)	(1,663)	(1,339)
Amortization of:
Transition obligation (asset)	(80)	(132)	502	918
Prior service cost	922	796	(265)	(76)
Actuarial loss	1,812	2,181	1,084	665

	$6,595	$7,626	$5,607	$5,727

	Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Nine months ended Sep. 30:
Service cost	$14,538	$12,108	$7,768	$5,682
Interest cost	32,790	32,694	10,572	10,995
Expected return on plan assets	(35,049)	(30,459)	(4,846)	(4,017)
Amortization of:
Transition obligation (asset)	(236)	(396)	1,483	2,754
Prior service cost	2,548	2,388	(715)	(228)
Actuarial loss	5,714	6,543	3,694	1,995

	$20,305	$22,878	$17,956	$17,181

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2004 will be approximately $65 million and $15 million, of which $65 million and $12 million, respectively, has been contributed through Sep. 30, 2004.

In the second quarter of 2004, Alliant Energy adopted FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP 106-2). Actuarial equivalence has not yet been formally defined by the U.S. Department of Health and Human Services. However, Alliant Energy believes that a substantial portion of the postretirement medical plans will be actuarially equivalent to the Medicare Prescription Drug Plan. Alliant Energy anticipates continuing its current prescription drug coverage for currently covered retirees and therefore should be eligible for the subsidy available from Medicare. The estimated reductions in Alliant Energy’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $3 million and $20 million, respectively.

11.

In March 2004, WPL discontinued its participation in Alliant Energy’s combined utility customer accounts receivable sale program. WPL had no receivables sold and no short-term debt outstanding at the time it discontinued its participation in the program. In May 2004, Alliant Energy reduced the maximum amount of receivables that can be sold in the program from $250 million to $175 million, all of which may be sold by IPL. At Sep. 30, 2004 and Dec. 31, 2003, Alliant Energy had sold $51 million (all at IPL) and $176 million ($126 million at IPL and $50 million at WPL) of domestic utility customer accounts receivable, respectively.

12.

WPL has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion). Approval has already been obtained from the Federal Trade Commission, Nuclear Regulatory Commission, IUB, Illinois Commerce Commission and MPUC, and certain approvals have been obtained from the Federal Energy Regulatory Commission (FERC). Alliant Energy expects to receive the PSCW order on this matter in the fourth quarter of 2004.

WPL anticipates that it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it has established to cover the eventual decommissioning of Kewaunee. The fund that will be retained had an after-tax value of $70 million as of Sep. 30, 2004. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPL’s qualified decommissioning trust assets which had an after-tax value of $172 million as of Sep. 30, 2004. The cash proceeds, after certain transaction costs, from the sale are expected to slightly exceed WPL’s carrying value of the assets being sold. WPL has requested deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WPL does not expect this transaction will have a significant impact on its operating results. As of Sep. 30, 2004, WPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$172	Asset retirement obligations	$197
Property, plant and equipment, net	83	Regulatory liabilities	(5)

Other	16		$192

	$271

As of Sep. 30, 2004, the assets and liabilities in the previous table do not meet the criteria to be classified as held for sale on the Condensed Consolidated Balance Sheets under the provisions of SFAS 144. At the closing of the sale, WPL will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when Kewaunee’s current operating license will expire. In April 2004, WPL entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WPL and Wisconsin Public Service Corporation (WPSC) for new purchased-power agreements for their respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period will start on the closing date of the sale and will extend through Dec. 21, 2011.

Kewaunee is currently down for a scheduled maintenance and refueling outage. The outage is currently anticipated to be two to three weeks longer than the original schedule and is anticipated to be complete in late November. The delays have occurred primarily due to problems with lifting equipment related to the reactor vessel inspection required during this outage and procedures to perform the lift. WPL’s share of the estimated increase in replacement power and operation and maintenance expenses resulting from the delay is approximately $6 million. WPL plans to seek deferral of these additional costs from the PSCW and FERC.

13.

The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2004	2003	2004	2003

Interest income:
From loans to discontinued operations	($1.6)	($2.1)	($5.6)	($8.3)
Other	(2.0)	(3.0)	(5.9)	(8.4)
Currency transaction gains, net	--	--	(1.4)	(0.1)
Valuation charges (income):
McLeod trading securities	0.1	0.1	1.0	(0.5)
Other unconsolidated investments	1.1	0.3	1.1	0.3
Minority interest of subsidiaries' net earnings	0.5	1.8	3.0	3.5
Other	--	(2.3)	3.3	(1.3)

	($1.9)	($5.2)	($4.5)	($14.8)

14.

In May 2004, Emery was placed in service and resulted in an increase in “Domestic utility — Electric plant in service” and a corresponding decrease in “Construction work in progress — Emery generating facility” on Alliant Energy’s Condensed Consolidated Balance Sheet as of Sep. 30, 2004.

15.

Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased-power, coal, and natural gas supply, transportation and storage contracts for its domestic utility business. As of Sep. 30, 2004, minimum commitments related to its domestic utility business for 2005 and beyond for purchased-power (excluding operating leases), coal and natural gas were $59.2 million, $315.9 million and $365.5 million, respectively.

16.

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended September 30, 2004			(in thousands)
Operating revenues:
Domestic utility:
Electric	$--	$--	$583,227	$--	$583,227
Gas	--	--	54,190	--	54,190
Other	--	--	23,214	--	23,214
Non-regulated	--	71,452	76,589	(78,000)	70,041

	--	71,452	737,220	(78,000)	730,672

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	--	--	195,143	--	195,143
Cost of gas sold	--	--	28,989	--	28,989
Other operation and maintenance	--	--	171,000	--	171,000
Non-regulated operation and maintenance	317	64,007	69,216	(70,625)	62,915
Depreciation and amortization	17	8,419	79,518	(4,654)	83,300
Taxes other than income taxes	4	1,510	24,528	(1,961)	24,081

	338	73,936	568,394	(77,240)	565,428

Operating income (loss)	(338)	(2,484)	168,826	(760)	165,244

Interest expense and other:
Interest expense	135	18,961	27,915	(963)	46,048
Loss on early extinguishment of debt	--	2,300	--	--	2,300
Equity (income) loss from unconsolidated investments	--	2,222	(6,847)	--	(4,625)
Allowance for funds used during construction	--	--	(3,255)	95	(3,160)
Preferred dividend requirements of subsidiaries	--	--	4,679	--	4,679
Interest income and other	(72,982)	(1,083)	(695)	72,897	(1,863)

	(72,847)	22,400	21,797	72,029	43,379

Income (loss) from continuing operations before income taxes	72,509	(24,884)	147,029	(72,789)	121,865

Income tax expense (benefit)	(9,283)	(12,143)	55,882	(35)	34,421

Income (loss) from continuing operations	81,792	(12,741)	91,147	(72,754)	87,444

Loss from discontinued operations, net of tax	--	(5,652)	--	--	(5,652)

Net income (loss)	$81,792	($18,393)	$91,147	($72,754)	$81,792

Three Months Ended September 30, 2003
Operating revenues:
Domestic utility:
Electric	$--	$--	$580,054	$--	$580,054
Gas	--	--	62,254	--	62,254
Other	--	--	28,744	--	28,744
Non-regulated	--	74,151	106,599	(108,157)	72,593

	--	74,151	777,651	(108,157)	743,645

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	--	--	195,543	(9)	195,534
Cost of gas sold	--	--	39,874	--	39,874
Other operation and maintenance	--	--	183,233	--	183,233
Non-regulated operation and maintenance	996	62,337	100,861	(102,697)	61,497
Depreciation and amortization	10	8,618	73,601	(4,163)	78,066
Taxes other than income taxes	4	1,738	21,422	(1,991)	21,173

	1,010	72,693	614,534	(108,860)	579,377

Operating income (loss)	(1,010)	1,458	163,117	703	164,268

Interest expense and other:
Interest expense	1,693	22,932	26,095	(781)	49,939
Equity (income) loss from unconsolidated investments	--	356	(6,564)	1,309	(4,899)
Allowance for funds used during construction	--	--	(5,898)	17	(5,881)
Preferred dividend requirements of subsidiaries	--	--	4,087	--	4,087
Interest income and other	(99,870)	(4,902)	(315)	99,922	(5,165)

	(98,177)	18,386	17,405	100,467	38,081

Income (loss) from continuing operations before income taxes	97,167	(16,928)	145,712	(99,764)	126,187

Income tax expense (benefit)	(6,065)	(13,774)	61,975	(525)	41,611

Income (loss) from continuing operations	103,232	(3,154)	83,737	(99,239)	84,576

Income from discontinued operations, net of tax	--	18,656	--	--	18,656

Net income	$103,232	$15,502	$83,737	($99,239)	$103,232

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2004			(in thousands)
Operating revenues:
Domestic utility:
Electric	$--	$--	$1,519,767	$--	$1,519,767
Gas	--	--	382,007	--	382,007
Other	--	--	60,320	--	60,320
Non-regulated	--	217,048	241,055	(245,062)	213,041

	--	217,048	2,203,149	(245,062)	2,175,135

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	--	--	565,476	--	565,476
Cost of gas sold	--	--	262,068	--	262,068
Other operation and maintenance	--	--	513,057	--	513,057
Non-regulated operation and maintenance	1,506	189,076	219,121	(223,128)	186,575
Depreciation and amortization	46	24,780	237,071	(13,512)	248,385
Taxes other than income taxes	7	5,332	76,510	(5,798)	76,051

	1,559	219,188	1,873,303	(242,438)	1,851,612

Operating income (loss)	(1,559)	(2,140)	329,846	(2,624)	323,523

Interest expense and other:
Interest expense	679	57,465	77,996	(2,815)	133,325
Loss on early extinguishment of debt	--	7,692	--	--	7,692
Equity income from unconsolidated investments	--	(9,429)	(17,625)	--	(27,054)
Allowance for funds used during construction	--	--	(16,204)	227	(15,977)
Preferred dividend requirements of subsidiaries	--	--	14,035	--	14,035
Interest income and other	(97,821)	(2,297)	(1,943)	97,544	(4,517)

	(97,142)	53,431	56,259	94,956	107,504

Income (loss) from continuing operations before income taxes	95,583	(55,571)	273,587	(97,580)	216,019

Income tax expense (benefit)	(7,193)	(39,127)	110,167	(345)	63,502

Income (loss) from continuing operations	102,776	(16,444)	163,420	(97,235)	152,517

Loss from discontinued operations, net of tax	--	(49,741)	--	--	(49,741)

Net income (loss)	$102,776	($66,185)	$163,420	($97,235)	$102,776

Nine Months Ended September 30, 2003
Operating revenues:
Domestic utility:
Electric	$--	$--	$1,467,187	$--	$1,467,187
Gas	--	--	396,527	--	396,527
Other	--	--	74,916	--	74,916
Non-regulated	--	212,349	283,591	(288,151)	207,789

	--	212,349	2,222,221	(288,151)	2,146,419

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	--	--	561,319	540	561,859
Cost of gas sold	--	--	277,943	--	277,943
Other operation and maintenance	--	--	533,925	--	533,925
Non-regulated operation and maintenance	2,155	181,430	263,985	(269,953)	177,617
Depreciation and amortization	28	24,308	218,636	(12,108)	230,864
Taxes other than income taxes	9	5,120	68,748	(5,863)	68,014

	2,192	210,858	1,924,556	(287,384)	1,850,222

Operating income (loss)	(2,192)	1,491	297,665	(767)	296,197

Interest expense and other:
Interest expense	8,230	76,657	79,710	(5,154)	159,443
Equity (income) loss from unconsolidated investments	--	5,368	(15,219)	--	(9,851)
Allowance for funds used during construction	--	--	(14,412)	98	(14,314)
Preferred dividend requirements of subsidiaries	--	--	12,213	--	12,213
Interest income and other	(148,655)	(14,812)	(830)	149,536	(14,761)

	(140,425)	67,213	61,462	144,480	132,730

Income (loss) from continuing operations before income taxes	138,233	(65,722)	236,203	(145,247)	163,467

Income tax expense (benefit)	3,325	(47,746)	99,428	(537)	54,470

Income (loss) from continuing operations	134,908	(17,976)	136,775	(144,710)	108,997

Income from discontinued operations, net of tax	--	31,894	--	--	31,894

Income before cumulative effect of changes in
accounting principles, net of tax	134,908	13,918	136,775	(144,710)	140,891

Cumulative effect of changes in accounting principles, net of tax	--	(5,983)	--	--	(5,983)

Net income	$134,908	$7,935	$136,775	($144,710)	$134,908

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2004

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:			(in thousands)
Domestic utility:
Electric plant in service	$--	$--	$6,328,320	$--	$6,328,320
Other plant in service	--	--	1,236,517	--	1,236,517
Accumulated depreciation	--	--	(3,164,579)	--	(3,164,579)
Construction work in progress:
Emery generating facility	--	--	144	--	144
Other	--	--	153,142	--	153,142
Other, net	--	--	68,378	--	68,378

Total domestic utility	--	--	4,621,922	--	4,621,922

Non-regulated and other, net	--	517,737	66,756	(111)	584,382

	--	517,737	4,688,678	(111)	5,206,304

Current assets:
Restricted cash	--	3,494	3,085	--	6,579
Accounts receivable, net	305	72,109	327,879	(93,125)	307,168
Gas stored underground, at average cost	--	--	67,367	--	67,367
Assets of discontinued operations	--	70,739	--	--	70,739
Other	93,350	145,286	294,239	(49,836)	483,039

	93,655	291,628	692,570	(142,961)	934,892

Investments:
Consolidated subsidiaries	2,410,959	--	--	(2,410,959)	--
Other	13,077	599,206	575,741	--	1,188,024

	2,424,036	599,206	575,741	(2,410,959)	1,188,024

Deferred charges and other	8,165	83,144	567,832	(29,905)	629,236

Total assets	$2,525,856	$1,491,715	$6,524,821	($2,583,936)	$7,958,456

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,757,272	$250,261	$1,374,935	($1,625,196)	$1,757,272
Retained earnings	859,488	46,818	831,323	(878,141)	859,488
Accumulated other comprehensive loss	(92,275)	(54,961)	(37,313)	92,274	(92,275)
Shares in deferred compensation trust	(6,997)	--	--	--	(6,997)

Total common equity	2,517,488	242,118	2,168,945	(2,411,063)	2,517,488

Cumulative preferred stock of subsidiaries, net	--	--	243,803	--	243,803
Long-term debt, net (excluding current portion)	--	835,510	1,402,118	--	2,237,628

	2,517,488	1,077,628	3,814,866	(2,411,063)	4,998,919

Current liabilities:
Current maturities and sinking funds	--	9,960	88,000	--	97,960
Variable rate demand bonds	--	--	39,100	--	39,100
Commercial paper	--	--	21,000	--	21,000
Liabilities of discontinued operations	--	17,361	--	--	17,361
Other	8,092	155,187	529,680	(142,961)	549,998

	8,092	182,508	677,780	(142,961)	725,419

Other long-term liabilities and deferred credits	276	180,397	2,032,175	(29,912)	2,182,936

Minority interest	--	51,182	--	--	51,182

Total capitalization and liabilities	$2,525,856	$1,491,715	$6,524,821	($2,583,936)	$7,958,456

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
ASSETS	Company	Resources	Subsidiaries	Adjustments	Energy

Property, plant and equipment:			(in thousands)
Domestic utility:
Electric plant in service	$--	$--	$5,707,478	$--	$5,707,478
Other plant in service	--	--	1,184,779	--	1,184,779
Accumulated depreciation	--	--	(2,985,285)	--	(2,985,285)
Construction work in progress:
Emery generating facility	--	--	304,332	--	304,332
Other	--	--	152,684	--	152,684
Other, net	--	--	68,611	--	68,611

Total domestic utility	--	--	4,432,599	--	4,432,599

Non-regulated and other, net	--	508,769	68,719	(111)	577,377

	--	508,769	4,501,318	(111)	5,009,976

Current assets:
Restricted cash	--	6,799	3,017	--	9,816
Accounts receivable, net	6,581	67,942	225,783	(64,024)	236,282
Gas stored underground, at average cost	--	--	49,298	--	49,298
Assets of discontinued operations	--	184,002	--	--	184,002
Other	49,359	171,185	330,822	(50,956)	500,410

	55,940	429,928	608,920	(114,980)	979,808

Investments:
Consolidated subsidiaries	2,324,030	--	10	(2,324,040)	--
Other	12,422	566,221	543,173	--	1,121,816

	2,336,452	566,221	543,183	(2,324,040)	1,121,816

Deferred charges and other	4,146	88,282	613,446	(42,028)	663,846

Total assets	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,644,682	$232,743	$1,274,663	($1,507,406)	$1,644,682
Retained earnings	840,417	113,004	810,149	(923,153)	840,417
Accumulated other comprehensive loss	(106,415)	(69,102)	(37,313)	106,415	(106,415)
Shares in deferred compensation trust	(7,370)	--	--	--	(7,370)

Total common equity	2,371,314	276,645	2,047,499	(2,324,144)	2,371,314

Cumulative preferred stock of subsidiaries, net	--	--	243,803	--	243,803
Long-term debt, net (excluding current portion)	--	874,079	1,249,219	--	2,123,298

	2,371,314	1,150,724	3,540,521	(2,324,144)	4,738,415

Current liabilities:
Current maturities and sinking funds	--	7,281	62,000	--	69,281
Variable rate demand bonds	--	--	55,100	--	55,100
Commercial paper	--	--	107,500	--	107,500
Liabilities of discontinued operations	--	50,076	--	--	50,076
Other	22,049	167,042	504,372	(114,980)	578,483

	22,049	224,399	728,972	(114,980)	860,440

Other long-term liabilities and deferred credits	3,175	165,729	1,997,374	(42,035)	2,124,243

Minority interest	--	52,348	--	--	52,348

Total capitalization and liabilities	$2,396,538	$1,593,200	$6,266,867	($2,481,159)	$7,775,446

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2004			(in thousands)
Net cash flows from (used for) operating activities	$102,600	($48,294)	$371,634	($111,269)	$314,671

Cash flows from financing activities:
Common stock dividends	(83,705)	--	(142,246)	142,246	(83,705)
Proceeds from issuance of common stock	109,196	--	--	--	109,196
Proceeds from issuance of long-term debt	--	168	225,000	--	225,168
Reductions in long-term debt	--	(38,897)	(62,000)	--	(100,897)
Net change in commercial paper and other short-term borrowings	(20,048)	22,459	(87,084)	--	(84,673)
Net change in loans with discontinued operations	--	30,920	--	--	30,920
Other	153	17,224	84,066	(103,755)	(2,312)

Net cash flows from financing activities	5,596	31,874	17,736	38,491	93,697

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	--	--	(382,260)	--	(382,260)
Non-regulated businesses	--	(52,182)	--	--	(52,182)
Corporate Services	--	--	(11,548)	--	(11,548)
Proceeds from asset sales	--	4,240	410	--	4,650
Other	(72,348)	1,706	(26,145)	72,778	(24,009)

Net cash flows used for investing activities	(72,348)	(46,236)	(419,543)	72,778	(465,349)

Net increase (decrease) in cash and temporary cash investments	35,848	(62,656)	(30,173)	--	(56,981)

Cash and temporary cash investments at beginning of period	35,776	143,126	62,144	--	241,046

Cash and temporary cash investments at end of period	$71,624	$80,470	$31,971	$--	$184,065

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$3,178	$56,308	$73,876	$--	$133,362

Income taxes, net of refunds	($18,334)	$12,886	$22,184	$--	$16,736

Noncash investing and financing activities:
Capital lease obligations incurred	$--	$--	$13,689	$--	$13,689

Nine Months Ended September 30, 2003
Net cash flows from (used for) operating activities	$132,636	($52,454)	$274,746	($156,922)	$198,006

Cash flows from (used for) financing activities:
Common stock dividends	(73,699)	--	(111,401)	111,401	(73,699)
Proceeds from issuance of common stock	339,189	--	--	--	339,189
Proceeds from issuance of preferred stock of subsidiary	--	--	38,738	--	38,738
Proceeds from issuance of long-term debt	--	61,208	100,000	--	161,208
Reductions in long-term debt	--	(3,460)	(72,680)	--	(76,140)
Net change in commercial paper and other short-term borrowings	(43,534)	(49,968)	(45,282)	--	(138,784)
Net change in loans with discontinued operations	--	(46,924)	--	--	(46,924)
Other	(1,650)	1,869	291,574	(306,333)	(14,540)

Net cash flows from (used for) financing activities	220,306	(37,275)	200,949	(194,932)	189,048

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	--	--	(508,448)	108,847	(399,601)
Non-regulated businesses	--	(226,176)	--	--	(226,176)
Corporate Services and other	(50)	--	(5,377)	--	(5,427)
Proceeds from asset sales	--	364,777	488	(108,847)	256,418
Other	(352,114)	(4,843)	27,498	351,854	22,395

Net cash flows from (used for) investing activities	(352,164)	133,758	(485,839)	351,854	(352,391)

Net increase (decrease) in cash and temporary cash investments	778	44,029	(10,144)	--	34,663

Cash and temporary cash investments at beginning of period	4	42,124	15,619	--	57,747

Cash and temporary cash investments at end of period	$782	$86,153	$5,475	$--	$92,410

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$7,755	$60,272	$80,673	$--	$148,700

Income taxes, net of refunds	($5,473)	($21,428)	$57,714	$--	$30,813

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$--	$127,595	$--	$--	$127,595

Debt assumed by buyer of affordable housing business	$--	$87,986	$--	$--	$87,986

Capital lease obligations incurred	$--	$--	$2,853	$--	$2,853

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$325,400	$308,141	$807,591	$773,186
Gas utility	29,662	28,383	208,047	195,725
Steam and other	19,408	15,587	50,220	49,029

	374,470	352,111	1,065,858	1,017,940

Operating expenses:
Electric production fuel and purchased power	78,494	83,332	239,079	241,403
Cost of gas sold	16,552	17,742	149,786	136,735
Other operation and maintenance	105,025	111,468	309,222	310,759
Depreciation and amortization	47,843	41,583	142,562	123,000
Taxes other than income taxes	13,509	11,623	43,177	39,708

	261,423	265,748	883,826	851,605

Operating income	113,047	86,363	182,032	166,335

Interest expense and other:
Interest expense	18,551	16,404	50,367	48,360
Allowance for funds used during construction	(1,894)	(4,942)	(12,725)	(11,002)
Interest income and other	(126)	(155)	(993)	(426)

	16,531	11,307	36,649	36,932

Income before income taxes	96,516	75,056	145,383	129,403

Income taxes	34,270	34,068	54,935	55,586

Net income	62,246	40,988	90,448	73,817

Preferred dividend requirements	3,852	3,260	11,552	9,730

Earnings available for common stock	$58,394	$37,728	$78,896	$64,087

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$4,222,642	$3,705,472
Gas plant in service	355,221	345,238
Steam plant in service	60,310	60,184
Other plant in service	224,076	202,519
Accumulated depreciation	(1,956,962)	(1,845,686)

Net plant	2,905,287	2,467,727
Construction work in progress:
Emery generating facility	144	304,332
Other	79,276	85,484
Other, less accumulated depreciation of $3,121 and $2,941	50,456	52,894

	3,035,163	2,910,437

Current assets:
Cash and temporary cash investments	59	2,062
Accounts receivable:
Customer, less allowance for doubtful accounts of $1,275 and $1,262	81,725	18,035
Associated companies	2,708	2,556
Other, less allowance for doubtful accounts of $770 and $145	25,513	51,775
Income tax refunds receivable	9,267	34,838
Production fuel, at average cost	32,803	28,269
Materials and supplies, at average cost	33,058	30,904
Gas stored underground, at average cost	34,945	25,021
Regulatory assets	30,957	37,552
Prepayments and other	17,092	10,619

	268,127	241,631

Investments:
Nuclear decommissioning trust funds	159,251	147,859
Other	14,047	14,233

	173,298	162,092

Other assets:
Regulatory assets	246,248	243,317
Deferred charges and other	38,302	41,563

	284,550	284,880

Total assets	$3,761,138	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33,427	$33,427
Additional paid-in capital	746,264	646,077
Retained earnings	375,776	372,421
Accumulated other comprehensive loss	(17,078)	(17,078)

Total common equity	1,138,389	1,034,847

Cumulative preferred stock	183,840	183,840
Long-term debt, net	962,903	837,810

	2,285,132	2,056,497

Current liabilities:
Commercial paper	21,000	107,500
Accounts payable	101,019	124,336
Accounts payable to associated companies	34,305	22,492
Accrued interest	16,948	15,412
Accrued taxes	55,761	58,272
Other	58,252	52,929

	287,285	380,941

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	391,857	351,857
Accumulated deferred investment tax credits	24,992	27,614
Regulatory liabilities	424,752	404,274
Asset retirement obligations	165,845	158,322
Pension and other benefit obligations	63,872	91,925
Other	117,403	127,610

	1,188,721	1,161,602

Total capitalization and liabilities	$3,761,138	$3,599,040

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$90,448	$73,817
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	142,562	123,000
Amortization of leased nuclear fuel	10,975	9,374
Deferred tax expense and investment tax credits	25,907	19,301
Refueling outage provision	4,003	(9,809)
Other	(3,446)	(1,745)
Other changes in assets and liabilities:
Accounts receivable	37,420	32,604
Sale of accounts receivable	(75,000)	(45,000)
Income tax refunds receivable	25,571	(415)
Gas stored underground	(9,924)	(13,426)
Accounts payable	(2,705)	19,816
Adjustment clause balances	14,648	(16,511)
Pension and other benefit obligations	(28,053)	8,862
Other	(15,712)	7,428

Net cash flows from operating activities	216,694	207,296

Cash flows from financing activities:
Common stock dividends	(75,541)	(64,632)
Preferred stock dividends	(11,552)	(9,730)
Capital contribution from parent	100,000	118,780
Proceeds from issuance of preferred stock	-	38,738
Proceeds from issuance of long-term debt	125,000	100,000
Reductions in long-term debt	-	(2,680)
Net change in commercial paper	(86,500)	4,000
Principal payments under capital lease obligations	(9,659)	(9,720)
Other	16,373	13,996

Net cash flows from financing activities	58,121	188,752

Cash flows used for investing activities:
Utility construction expenditures	(239,369)	(404,968)
Nuclear decommissioning trust funds	(9,169)	(8,209)
Other	(28,280)	11,116

Net cash flows used for investing activities	(276,818)	(402,061)

Net decrease in cash and temporary cash investments	(2,003)	(6,013)

Cash and temporary cash investments at beginning of period	2,062	6,076

Cash and temporary cash investments at end of period	$59	$63

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$49,907	$50,076

Income taxes, net of refunds	($4,796)	$12,264

Noncash investing and financing activities:
Capital lease obligations incurred	$13,689	$2,853

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to IPL.

1.

The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2004 and 2003, the condensed consolidated financial position at Sep. 30, 2004 and Dec. 31, 2003, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2004 and 2003 have been made. Because of the seasonal nature of IPL’s operations, results for the three and nine months ended Sep. 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	For the three and nine months ended Sep. 30, 2004 and 2003, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to IPL’s significant business segments is as follows. Intersegment revenues were not material to IPL’s operations.
	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended Sep. 30, 2004
Operating revenues	$325,400	$29,662	$19,408	$374,470
Operating income (loss)	115,605	(4,527)	1,969	113,047
Earnings available for common stock				58,394

Three Months Ended Sep. 30, 2003
Operating revenues	$308,141	$28,383	$15,587	$352,111
Operating income (loss)	89,197	(4,708)	1,874	86,363
Earnings available for common stock				37,728

Nine Months Ended Sep. 30, 2004
Operating revenues	$807,591	$208,047	$50,220	$1,065,858
Operating income	172,831	2,783	6,418	182,032
Earnings available for common stock				78,896

Nine Months Ended Sep. 30, 2003
Operating revenues	$773,186	$195,725	$49,029	$1,017,940
Operating income	156,298	7,474	2,563	166,335
Earnings available for common stock				64,087

10.	The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended Sep. 30:
Service cost	$1,519	$1,275	$811	$545
Interest cost	3,181	3,075	1,820	2,138
Expected return on plan assets	(3,373)	(2,885)	(1,208)	(980)
Amortization of:
Transition obligation (asset)	(53)	(49)	215	649
Prior service cost	322	331	(226)	(62)
Actuarial loss	500	472	659	416

	$2,096	$2,219	$2,071	$2,706

Nine months ended Sep. 30:
Service cost	$4,558	$3,825	$2,547	$1,635
Interest cost	9,543	9,225	5,603	6,414
Expected return on plan assets	(10,121)	(8,655)	(3,565)	(2,940)
Amortization of:
Transition obligation (asset)	(157)	(147)	630	1,947
Prior service cost	967	993	(576)	(186)
Actuarial loss	1,502	1,416	2,253	1,248

	$6,292	$6,657	$6,892	$8,118

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans were $0.7 million and $1.1 million for the three months ended Sep. 30, 2004 and 2003, and $2.2 million and $3.3 million for the nine months ended Sep. 30, 2004 and 2003, respectively. In addition, Corporate Services provides services to IPL. The allocated pension benefits costs associated with these services were $0.9 million and $0.7 million for the three months ended Sep. 30, 2004 and 2003, and $2.6 million and $2.2 million for the nine months ended Sep. 30, 2004 and 2003, respectively. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all IPL plans. The allocated other postretirement benefits costs associated with Corporate Services for IPL were $0.6 million and $0.4 million for the three months ended Sep. 30, 2004 and 2003, and $1.8 million and $1.2 million for the nine months ended Sep. 30, 2004 and 2003, respectively.

IPL estimates that funding for the bargaining unit qualified pension plans and other postretirement benefits plans for 2004 will be approximately $19 million and $11 million, of which $19 million and $8 million, respectively, has been contributed through Sep. 30, 2004. In addition, IPL contributed $18 million in September 2004 related to the non-bargaining pension plan sponsored by Corporate Services.

As a result of the adoption of FSP 106-2 in the second quarter of 2004 and anticipated eligibility for subsidies from Medicare, the estimated reductions in IPL’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $2 million and $12 million, respectively.

15.

As of Sep. 30, 2004, IPL’s minimum commitments for 2005 and beyond for purchased-power, coal and natural gas were $5.7 million, $95.1 million and $168.4 million, respectively. In addition, for 2005 and beyond, system-wide purchased-power contracts of $49.3 million and coal contracts of $154.1 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

	(in thousands)
Operating revenues:
Electric utility	$257,827	$271,913	$712,176	$694,001
Gas utility	24,528	33,871	173,960	200,802
Other	3,806	13,157	10,100	25,887

	286,161	318,941	896,236	920,690

Operating expenses:
Electric production fuel and purchased power	116,649	112,202	326,397	320,456
Cost of gas sold	12,437	22,132	112,282	141,208
Other operation and maintenance	65,977	71,119	203,834	220,763
Depreciation and amortization	27,022	27,854	80,997	83,528
Taxes other than income taxes	9,058	7,809	27,535	23,177

	231,143	241,116	751,045	789,132

Operating income	55,018	77,825	145,191	131,558

Interest expense and other:
Interest expense	8,439	9,254	24,853	29,469
Equity income from unconsolidated investments	(6,887)	(5,192)	(17,697)	(14,972)
Allowance for funds used during construction	(1,266)	(939)	(3,252)	(3,312)
Interest income and other	(408)	(87)	(640)	(306)

	(122)	3,036	3,264	10,879

Income before income taxes	55,140	74,789	141,927	120,679

Income taxes	21,576	27,384	54,886	43,306

Net income	33,564	47,405	87,041	77,373

Preferred dividend requirements	827	827	2,483	2,483

Earnings available for common stock	$32,737	$46,578	$84,558	$74,890

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30,	December 31,
	2004	2003

	(in thousands)
Property, plant and equipment:
Electric plant in service	$2,105,678	$2,002,006
Gas plant in service	315,207	301,201
Other plant in service	281,703	275,637
Accumulated depreciation	(1,207,617)	(1,139,599)

Net plant	1,494,971	1,439,245
Construction work in progress	73,866	67,200
Other, less accumulated depreciation of $284 and $301	17,922	15,717

	1,586,759	1,522,162

Current assets:
Cash and temporary cash investments	28,636	27,075
Accounts receivable:
Customer, less allowance for doubtful accounts of $2,174 and $2,662	112,482	78,934
Other, less allowance for doubtful accounts of $97 and $422	20,315	24,374
Income tax refunds receivable	23,912	16,795
Production fuel, at average cost	16,863	17,655
Materials and supplies, at average cost	25,319	22,922
Gas stored underground, at average cost	32,422	24,277
Regulatory assets	26,393	24,225
Prepaid gross receipts tax	24,021	28,341
Other	16,790	14,591

	327,153	279,189

Investments:
Nuclear decommissioning trust funds	241,973	233,665
Investment in ATC and other	157,150	144,075

	399,123	377,740

Other assets:
Regulatory assets	79,726	95,944
Deferred charges and other	184,088	194,242

	263,814	290,186

Total assets	$2,576,849	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in thousands, except share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66,183	$66,183
Additional paid-in capital	525,698	525,603
Retained earnings	458,139	440,286
Accumulated other comprehensive loss	(20,235)	(20,235)

Total common equity	1,029,785	1,011,837

Cumulative preferred stock	59,963	59,963
Long-term debt, net (excluding current portion)	364,214	336,409

	1,453,962	1,408,209

Current liabilities:
Current maturities	88,000	62,000
Variable rate demand bonds	39,100	55,100
Accounts payable	59,147	80,051
Accounts payable to associated companies	52,444	22,615
Accrued taxes	18,849	6,284
Regulatory liabilities	21,659	13,874
Other	31,340	27,196

	310,539	267,120

Other long-term liabilities and deferred credits:
Accumulated deferred income taxes	225,925	213,652
Accumulated deferred investment tax credits	20,288	21,471
Regulatory liabilities	239,015	227,956
Asset retirement obligations	197,266	187,358
Pension and other benefit obligations	63,503	59,042
Other	66,351	84,469

	812,348	793,948

Total capitalization and liabilities	$2,576,849	$2,469,277

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$87,041	$77,373
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	80,997	83,528
Amortization of nuclear fuel	4,926	4,052
Amortization of deferred energy efficiency expenditures	25,588	31,685
Deferred tax expense and investment tax credits	13,035	9,072
Equity income from unconsolidated investments, net	(17,697)	(14,972)
Distributions from equity method investments	16,814	10,791
Other	(1,253)	(1,036)
Other changes in assets and liabilities:
Accounts receivable	20,511	(31,573)
Sale of accounts receivable	(50,000)	(116,000)
Gas stored underground	(8,145)	(11,219)
Accounts payable	19,728	6,357
Accrued taxes	12,565	(5,670)
Other	(23,663)	(7,141)

Net cash flows from operating activities	180,447	35,247

Cash flows from (used for) financing activities:
Common stock dividends	(66,705)	(46,768)
Preferred stock dividends	(2,483)	(2,483)
Capital contribution from parent	--	200,000
Proceeds from issuance of long-term debt	100,000	--
Reductions in long-term debt	(62,000)	(70,000)
Net change in commercial paper	--	(17,000)
Other	(4,367)	(13,353)

Net cash flows from (used for) financing activities	(35,555)	50,396

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(142,891)	(103,454)
Nuclear decommissioning trust funds	(2,157)	(2,157)
Other	1,717	15,150

Net cash flows used for investing activities	(143,331)	(90,461)

Net increase (decrease) in cash and temporary cash investments	1,561	(4,818)

Cash and temporary cash investments at beginning of period	27,075	8,577

Cash and temporary cash investments at end of period	$28,636	$3,759

Supplemental cash flows information:
Cash paid during the period for:
Interest	$24,813	$30,597

Income taxes, net of refunds	$34,252	$46,385

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy Notes to Condensed Consolidated Financial Statements are incorporated by reference insofar as they relate to WPL.

1.

The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2004 and 2003, the condensed consolidated financial position at Sep. 30, 2004 and Dec. 31, 2003, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2004 and 2003 have been made. Because of the seasonal nature of WPL’s operations, results for the three and nine months ended Sep. 30, 2004 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2004. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

2.	WPL’s comprehensive income, and the components of other comprehensive loss, net of taxes, for the three and nine months ended Sep. 30 were as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

Earnings available for common stock	$32,737	$46,578	$84,558	$74,890
Unrealized holding losses on qualifying derivatives, net of tax	--	--	--	(5,914)
Less: reclassification adjustment for losses included in
earnings available for common stock, net of tax	--	--	--	(5,597)

Net unrealized losses on qualifying derivatives	--	--	--	(317)

Other comprehensive loss	--	--	--	(317)

Comprehensive income	$32,737	$46,578	$84,558	$74,573

3.

Certain financial information relating to WPL’s significant business segments is as follows. Gas revenues included $3.6 million and $15.2 million for the three months ended Sep. 30, 2004 and 2003, and $18.5 million and $36.8 million for the nine months ended Sep. 30, 2004 and 2003, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total

	(in thousands)
Three Months Ended Sep. 30, 2004
Operating revenues	$257,827	$24,528	$3,806	$286,161
Operating income (loss)	58,141	(2,804)	(319)	55,018
Earnings available for common stock				32,737

Three Months Ended Sep. 30, 2003
Operating revenues	$271,913	$33,871	$13,157	$318,941
Operating income (loss)	79,620	(2,685)	890	77,825
Earnings available for common stock				46,578

Nine Months Ended Sep. 30, 2004
Operating revenues	$712,176	$173,960	$10,100	$896,236
Operating income (loss)	131,491	15,770	(2,070)	145,191
Earnings available for common stock				84,558

	Electric	Gas	Other	Total

	(in thousands)
Nine Months Ended Sep. 30, 2003
Operating revenues	$694,001	$200,802	$25,887	$920,690
Operating income	117,135	13,971	452	131,558
Earnings available for common stock				74,890

10.	The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in thousands):

	Qualified Pension Benefits		Other Postretirement Benefits

	2004	2003	2004	2003

Three months ended Sep. 30:
Service cost	$1,271	$991	$989	$847
Interest cost	2,830	2,642	1,340	1,309
Expected return on plan assets	(4,015)	(3,377)	(455)	(359)
Amortization of:
Transition obligation	--	--	292	287
Prior service cost	161	104	(7)	(5)
Actuarial loss	721	883	326	204

	$968	$1,243	$2,485	$2,283

Nine months ended Sep. 30:
Service cost	$3,758	$2,973	$3,053	$2,541
Interest cost	8,397	7,926	4,072	3,927
Expected return on plan assets	(11,890)	(10,131)	(1,281)	(1,077)
Amortization of:
Transition obligation	--	--	858	861
Prior service cost	425	312	(14)	(15)
Actuarial loss	2,272	2,649	1,095	612

	$2,962	$3,729	$7,783	$6,849

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans were $0.1 million and $0.5 million for the three months ended Sep. 30, 2004 and 2003, and $0.4 million and $1.4 million for the nine months ended Sep. 30, 2004 and 2003, respectively. In addition, Corporate Services provides services to WPL. The allocated pension benefits costs associated with these services were $0.5 million and $0.6 million for the three months ended Sep. 30, 2004 and 2003, respectively, and $1.6 million for both the nine months ended Sep. 30, 2004 and 2003. The other postretirement benefits costs shown previously represent the allocated other postretirement benefits costs for all WPL plans. The allocated other postretirement benefits costs associated with Corporate Services for WPL were $0.4 million and $0.2 million for the three months ended Sep. 30, 2004 and 2003, and $1.2 million and $0.7 million for the nine months ended Sep. 30, 2004 and 2003, respectively.

WPL estimates that funding for the bargaining unit qualified pension plan and other postretirement benefits plans for 2004 will be approximately $5 million and $4 million, respectively, all of which has been contributed through Sep. 30, 2004.

As a result of the adoption of FSP 106-2 in the second quarter of 2004 and anticipated eligibility for subsidies from Medicare, the estimated reductions in WPL’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $1 million and $7 million, respectively.

15.

As of Sep. 30, 2004, WPL’s minimum commitments for 2005 and beyond for purchased-power (excluding operating leases), coal and natural gas were $4.2 million, $66.7 million and $197.1 million, respectively. In addition, for 2005 and beyond, system-wide purchased-power contracts of $49.3 million and coal contracts of $154.1 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Alliant Energy operates as a registered public utility holding company subject to the limitations imposed by PUHCA. The primary first tier subsidiaries of Alliant Energy include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa, Minnesota and Illinois. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin and Illinois. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation (domestic generation projects), International (foreign energy generation and delivery systems), Integrated Services (energy and environmental services) and Other Investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA. This MD&A includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MD&A included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress as well as the recently enacted federal tax legislation, including any potential tax charges incurred related to foreign repatriation of earnings, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased-power and fuel costs in a timely manner through domestic and international rates; issues related to electric transmission, including recovery of costs incurred, and federal legislation and regulation affecting such transmission; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the pending sale of Alliant Energy’s interest in Kewaunee; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; the results from Alliant Energy’s Brazil investments; improved results from Alliant Energy’s non-regulated businesses as a whole; stable foreign exchange rates; no material permanent declines in the fair value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete proposed acquisitions and development projects; Alliant Energy’s ability to complete the divestiture of the remaining businesses within its Integrated Services business unit in a timely fashion; Alliant Energy’s ability to achieve its EPS growth goal; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings or cash flows; inflation rates; and factors listed in “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

STRATEGIC OVERVIEW

Alliant Energy’s domestic utility business is its core business and the sole growth platform within its strategic plan. The strategic plan is concentrated on building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s domestic utility customers with safe, reliable and environmentally sound energy service. Alliant Energy’s strategic plan also includes focusing on the profitability and cash flows of its remaining non-regulated businesses which will serve as ongoing business platforms. The following is an update related to Alliant Energy’s domestic utility generation plan:

o	IPL’s 565 MW, combined-cycle, natural gas-fired generating facility (Emery) near Mason City, Iowa was completed on time and on budget and placed in service in May 2004.

o	Calpine Corporation’s 600 MW, combined-cycle, natural gas-fired generating facility (Riverside) in Beloit, Wisconsin was placed in service in June 2004. WPL has contracted for 453 MW of this plant’s output.
o	Alliant Energy continues to make steady progress related to acquiring regulatory approvals for the 300 MW, simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin. Resources’ Non-regulated Generation business began construction of the generating facility in the third quarter of 2004 and is expected to complete the facility in time to meet increased summer demand in 2005. Alliant Energy is proposing that Resources’ Non-regulated Generation business would own the facility and enter into a long-term agreement with WPL whereby WPL would operate and maintain the facility and have exclusive rights to the generation output. The facility is expected to cost approximately $155 million, of which $90 million had already been expended as of Sep. 30, 2004. The project and proposed structure is subject to final PSCW approval.
o	In May 2004, Alliant Energy announced WPL would pursue plans to build a jointly-owned 500 MW base-load electric plant with WPSC (respective ownership levels have not yet been determined). The planning process will include feasibility and siting studies. Based on the current energy requirement studies of both companies, WPL expects significant increases in electric supply are likely to be needed to offset rising energy demand by 2010. Alliant Energy expects to announce decisions on both location and fuel source for the plant by the end of the first quarter of 2005.
o	In October 2004, the federal renewable energy production tax credit was extended for generating facilities placed in service prior to Jan. 1, 2006. As a result, Alliant Energy will move forward with its plans to add up to 230 MW of wind generation to its diversified generation portfolio. WPL is reviewing the bids it received earlier in 2004 for adding 100 MW of wind generation in one or more locations in Wisconsin in 2005.

Alliant Energy also continues to evaluate the performance of all its businesses, both utility and non-regulated, and is focused on taking actions to increase the returns earned on invested capital in all of its businesses. Alliant Energy is committed to streamlining its portfolio of businesses to only those that can provide meaningful earnings and cash flows for shareowners and those it is prepared to invest the capital needed to reach the scale necessary to generate such earnings and cash flows. Consistent with this strategic focus, Alliant Energy is pursuing the divestiture of several utility and non-regulated businesses.

In August 2004, Alliant Energy announced its intention to sell its two Illinois utility properties (net book value of approximately $50 million to $60 million). The administrative costs of serving relatively few customers in a jurisdiction that requires the same regulatory and administrative support as a state with a larger number of customers make it difficult for Alliant Energy to offer its services cost-effectively. Alliant Energy currently intends to enter into a sales agreement for the Illinois properties by the end of the first quarter of 2005 and any such sales agreement would be subject to regulatory approvals. In September 2004, a tentative verbal agreement between WPL and the city of Ripon was reached on the purchase price of WPL’s Ripon water utility and WPL also continues to make progress on the sale of its South Beloit water utility. Additionally, the sale of Kewaunee to Dominion continues to move through the regulatory process. None of these utility assets qualified as assets held for sale as of Sep. 30, 2004.

In July 2004, Alliant Energy announced its intention to divest its energy services (Cogenex Corporation and affiliates), gas marketing (NGE) and energy management services businesses within its Integrated Services non-regulated business platform. In September 2004, Alliant Energy successfully completed the sale of substantially all of the assets of NGE. Alliant Energy is currently in the process of executing its divestiture plan for the other two businesses. At Sep. 30, 2004, NGE and the energy services business qualified as assets held for sale and discontinued operations. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding these two businesses. Alliant Energy currently intends to complete the divestiture of its energy management services business within the next twelve months and expects this business will qualify for reporting as assets held for sale and discontinued operations in the fourth quarter of 2004. The net losses from the energy management services business included in Alliant Energy’s consolidated income from continuing operations were $0.4 million for both the three months ended Sep. 30, 2004 and 2003, and $4.6 million and $1.1 million for the nine months ended Sep. 30, 2004 and 2003, respectively. The proceeds from the divestiture of these Integrated Services businesses would be available for debt reduction at Resources.

RATES AND REGULATORY MATTERS

A summary of the regulatory environment is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2003. Set forth below are recent developments relating to the regulatory environment.

Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes

WPL:
2003 retail	E/G/W	5/02	$123	$--	N/A	$81	4/03	N/A	12%
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%
2005/2006 retail	E/G/W	9/04	63	N/A	N/A	TBD	TBD	7/05	TBD	(2)
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A	(3)
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	8/05	N/A
South Beloit									G-9.87%/
retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	W-9.64%
2004 retail
(fuel-related)	E	2/04	16	16	3/04	10	10/04	N/A	N/A	(4)
IPL:
IA retail	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IA retail	G	7/02	20	17	10/02	13	8/03	N/A	11.05%	(3)
IA retail	E	3/04	149	98	6/04	TBD	TBD	3/05	TBD	(5)
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%	(4)

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	The 2005/2006 retail rate case is based on a test period from July 2005 to June 2006.
(3)	Since the final increase was lower than the interim relief granted, a refund to customers was made in 2003.
(4)	Since the final increase was lower than the interim relief granted, a refund to customers will be made in the fourth quarter of 2004. Such refunds were appropriately reserved for at Sep. 30, 2004.
(5)

IPL requested interim rate relief of approximately $106 million. In July 2004, a non-unanimous settlement agreement was filed with the IUB proposing resolution of all revenue requirement issues in the case. A majority of the parties to the case signed the settlement agreement including IPL, the Iowa Office of Consumer Advocate, and certain other customers and/or customer groups. The parties agreed to an increase in IPL’s annual Iowa electric rates of $107 million ($9 million more than the revenues granted in the IUB’s interim order) and a return on equity for capital unrelated to Emery of 10.7%. Capital related to Emery will continue to earn a return on equity of 12.23% consistent with the ratemaking principles granted by the IUB in 2002. The elements of the settlement agreement are subject to approval by the IUB. A decision by the IUB on the settlement is expected in the first quarter of 2005. The filing of the settlement agreement does not impact interim rates.

With the exception of recovering a return on IPL’s Emery plant, which is a large component of IPL’s retail Iowa electric rate case filed in March 2004, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IPL and WPL or costs they expect to incur. In addition to the 2005/2006 retail base rate case, WPL currently plans to file an estimated $35 million fuel-related rate case in early 2005, with anticipated approval from the PSCW to implement interim rates for the fuel-related increase to be effective approximately three weeks after the filing is made. The major drivers in the base rate and fuel-related rate cases for 2005 are both fixed and variable fuel and purchased-power costs. Thus, the potential increase in revenues related to these rate increase requests are not expected to result in a corresponding increase in net income.

In March 2004, a new ratemaking law was passed in Iowa. The new law allows utilities to place in effect interim rates, subject to refund, without review by the IUB within ten days of filing a general rate increase request. The law also allows the IUB to consider known and measurable changes in costs and revenues occurring within nine months from the end of the historical test year in setting final rates in a rate case. Both of these changes are designed to mitigate regulatory lag in Iowa ratemaking, which uses a historical versus projected test year in setting rates. IPL does not expect this new law to have any impact on its pending retail electric rate case in Iowa as it is only expected to impact future Iowa rate cases.

ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all “per share” references in the Results of Operations section refer to earnings per diluted share.

Overview — Third Quarter Results — Alliant Energy’s net income and EPS for the third quarter were as follows (dollars in millions; totals may not foot due to rounding):

	2004		2003

Continuing operations:	Net Income	EPS*	Net Income	EPS*

Domestic utility	$91.1	$0.83	$83.9	$0.77
Non-regulated (Resources)	(12.7)	(0.12)	(3.2)	(0.03)
Alliant Energy parent and other (primarily taxes, interest
and administrative and general)	9.0	0.09	3.9	0.03
Effect of additional shares outstanding		(0.04)

Income from continuing operations	87.4	0.76	84.6	0.77
Income (loss) from discontinued operations	(5.6)	(0.05)	18.6	0.17

Net income	$81.8	$0.71	$103.2	$0.94

*	The 2004 and 2003 EPS amounts from continuing operations have been computed based on the average diluted shares outstanding in 2003. For purposes of this table, Alliant Energy reports the impact of increased shares outstanding as a separate earnings variance item if it is material.

Alliant Energy experienced extremely mild weather conditions in its domestic utility service territories in the third quarter of 2004 and estimates this had a negative impact of $0.12-0.14 per share on earnings in the third quarter of 2004. In spite of this, Alliant Energy’s earnings from its domestic utility business were higher in the third quarter of 2004 compared to the same period in 2003 due to the impact of rate increases, Alliant Energy’s comprehensive cost-control and operational efficiency efforts, weather-normalized sales growth and a lower effective income tax rate. The decline in Alliant Energy’s non-regulated results from continuing operations was primarily due to lower results from its International and Integrated Services business units.

Domestic Utility Electric Margins — Electric margins and MWh sales for Alliant Energy for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$211,486	$219,045	(3%)	1,945	2,231	(13%)
Commercial	132,890	122,870	8%	1,528	1,537	(1%)
Industrial	179,338	165,180	9%	3,273	3,182	3%

Total from retail customers	523,714	507,095	3%	6,746	6,950	(3%)
Sales for resale	43,209	58,721	(26%)	1,179	1,456	(19%)
Other	16,304	14,238	15%	41	43	(5%)

Total revenues/sales	583,227	580,054	1%	7,966	8,449	(6%)

Electric production fuel and
purchased-power expense	195,143	195,534	--

Margin	$388,084	$384,520	1%

Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$544,252	$530,458	3%	5,549	5,800	(4%)
Commercial	331,859	313,658	6%	4,267	4,260	--
Industrial	464,933	432,586	7%	9,414	9,173	3%

Total from retail customers	1,341,044	1,276,702	5%	19,230	19,233	--
Sales for resale	137,991	150,543	(8%)	3,860	4,011	(4%)
Other	40,732	39,942	2%	136	136	--

Total revenues/sales	1,519,767	1,467,187	4%	23,226	23,380	(1%)

Electric production fuel and
purchased-power expense	565,476	561,859	1%

Margin	$954,291	$905,328	5%

Electric margins increased $3.6 million, or 1%, and $49.0 million, or 5%, for the three- and nine-month periods, respectively, primarily due to the impact of various rate increases implemented in 2003 and 2004, weather-normalized sales growth including increased industrial sales which reflect improving economic conditions in Alliant Energy’s domestic utility service territories, lower purchased-power capacity costs at IPL and lower fuel and purchased-power energy costs at WPL. These items were partially offset by the impact of extremely mild weather conditions in the third quarter of 2004 and reduced energy conservation revenues. Cooling degree days in Cedar Rapids and Madison were 69% and 44% below normal in the third quarter of 2004, respectively. Alliant Energy estimates that the extremely mild weather conditions during the third quarter of 2004 reduced electric margins by approximately $23 million to $27 million, or $0.12 to 0.14 per share. By comparison, the impact of weather on the third quarter of 2003 results was not significant. Weather also had a modest downward impact on electric margins for the first six months of the year in 2004 and 2003. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

The three-month increase was also partially offset by higher purchased-power capacity costs at WPL related to the Riverside tolling agreement and the timing of rate collection of these costs. Monthly capacity costs related to the Riverside agreement began in June 2004 when the plant was placed in service and are higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. Recovery of these costs through rates began in January 2004 with WPL’s 2004 retail rate increase and is collected on a more levelized basis throughout the year. Total annual electric margins for 2004 are not expected to be impacted significantly. However, electric margins for the three months ended Sep. 30, 2004 were approximately $14 million lower than the same period in 2003 due to the higher summer capacity costs and the timing of rate collection of these costs.

The nine-month increase was also partially offset by the impact of seasonal rates at WPL. In April 2003, WPL implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sep. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, the margins for the nine months ended Sep. 30, 2004 were approximately $7 million lower than the same period in 2003, all other things being equal, given the seasonal rates were not yet effective in the first quarter of 2003.

Domestic Utility Gas Margins — Gas margins and Dth sales for Alliant Energy for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$25,893	$23,401	11%	1,648	1,676	(2%)
Commercial	15,639	13,727	14%	1,665	1,569	6%
Industrial	4,474	5,382	(17%)	729	872	(16%)
Transportation/other	8,184	19,744	(59%)	9,890	11,974	(17%)

Total revenues/sales	54,190	62,254	(13%)	13,932	16,091	(13%)

Cost of gas sold	28,989	39,874	(27%)

Margin	$25,201	$22,380	13%

Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$213,266	$215,622	(1%)	20,070	21,719	(8%)
Commercial	114,528	112,043	2%	12,924	13,484	(4%)
Industrial	21,457	22,876	(6%)	2,985	3,361	(11%)
Transportation/other	32,756	45,986	(29%)	33,702	36,586	(8%)

Total revenues/sales	382,007	396,527	(4%)	69,681	75,150	(7%)

Cost of gas sold	262,068	277,943	(6%)

Margin	$119,939	$118,584	1%

Gas margins increased $2.8 million, or 13%, and $1.4 million, or 1%, for the three- and nine-month periods, respectively, primarily due to rate refund reserves recorded by IPL in 2003 for the Iowa retail rate case. The nine-month increase was also due to improved results of $4 million from WPL’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners), partially offset by lower sales due to milder weather conditions in 2004 compared to 2003. Transportation/other sales decreased for the three- and nine-month periods due to reduced demand from natural gas-fired electric generating facilities during the third quarter of 2004, primarily due to lower electricity demand as a result of the extremely mild weather conditions. The impact of these sales decreases on gas margins was not significant.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Domestic Utility Other Revenues — Other revenues for the domestic utilities decreased $5.5 million and $14.6 million for the three- and nine-month periods, respectively, due to lower construction management revenues from WindConnect™, resulting from uncertainty during the nine months ended Sep. 30, 2004 regarding the extension of the federal renewable energy production tax credit, and lower water revenues due to the 2003 sale of WPL’s water utility serving the Beloit area. These decreases were largely offset by lower operating expenses. The federal renewable energy production tax credit was extended in the fourth quarter of 2004 for generating facilities placed in service prior to Jan. 1, 2006.

Non-regulated Revenues — Details regarding Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

International	$32,458	$30,635	$98,384	$85,777
Integrated Services	27,168	31,082	83,861	93,047
Non-regulated Generation	3,764	4,656	11,053	10,921
Other (includes eliminations)	6,651	6,220	19,743	18,044

	$70,041	$72,593	$213,041	$207,789

The increased International revenues for the three- and nine-month periods were primarily due to increased production at Alliant Energy’s generating facilities in China resulting from increased electricity and steam demand. Also contributing to the nine-month International increase was the acquisition of an additional combined heat and power facility in China in the second quarter of 2003. The decreased Integrated Services revenues for the three- and nine-month periods were primarily due to lower revenues at Alliant Energy’s environmental and engineering services business.

Other Operating Expenses — Other operation and maintenance expense for the domestic utilities decreased $12.2 million and $20.9 million for the three- and nine-month periods, respectively, primarily due to the lower expenses for WindConnect™, lower energy conservation expenses and lower transmission and distribution costs, partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs). The nine-month decrease was also impacted by a planned refueling outage at Kewaunee in the second quarter of 2003 (there was no such outage in 2004). Also contributing to the three- and nine-month decreases was the impact of comprehensive cost-control and operational efficiency efforts.

Non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

International	$28,188	$21,625	$81,490	$64,962
Integrated Services	27,355	27,513	81,034	84,560
Non-regulated Generation	1,193	4,979	3,649	8,218
Other (includes eliminations)	6,179	7,380	20,402	19,877

	$62,915	$61,497	$186,575	$177,617

The International increase for the three- and nine-month periods was largely due to higher coal and related transportation costs for its generating facilities in China and the increased generation discussed previously. Refer to “Other Matters — Other Future Considerations — China” for additional discussion of the coal and related transportation costs. The Integrated Services variances were due to the same factors impacting the revenues variances discussed previously, partially offset by bad debt and litigation-related expenses recorded in the third quarter of 2004. The Integrated Services decrease for the nine-month period was also partially offset by a pre-tax, non-cash goodwill impairment charge of $2 million in the second quarter of 2004 related to its energy management services business. Refer to “Strategic Overview” for discussion of the proposed divestiture of this business. The Non-regulated Generation decrease for the three- and nine-month periods was largely due to a charge recorded in the third quarter of 2003 related to a cancelled contract.

Depreciation and amortization expense increased $5.2 million and $17.5 million for the three- and nine-month periods, respectively, primarily due to utility property additions, including Emery, and the implementation of higher depreciation rates at IPL on Jan. 1, 2004 resulting from an updated depreciation study, partially offset by lower software amortizations at WPL. Taxes other than income taxes increased $2.9 million and $8.0 million for the three- and nine-month periods, respectively, primarily due to increased gross receipts and property taxes.

Interest Expense and Other — Interest expense decreased $3.9 million and $26.1 million for the three- and nine-month periods, respectively, primarily due to lower average borrowings as a result of debt retirements within Alliant Energy’s non-regulated businesses in 2003 and 2004. The impact of additional equity issued by Alliant Energy during the last 12 months and various debt refinancings also contributed to the decreases for both the three- and nine-month periods. The nine-month decrease was also due to credit facility fees incurred at Resources during the first half of 2003.

Loss on early extinguishment of debt includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $20 million and $15 million of senior notes at Resources in the first and third quarters of 2004, respectively.

Equity (income) loss from Alliant Energy’s unconsolidated investments for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months

	2004	2003	2004	2003

Brazil	($1,181)	($856)	($15,886)	($3,095)
American Transmission Company LLC	(4,737)	(4,046)	(13,659)	(11,902)
New Zealand	(2,241)	(3,164)	(6,863)	(5,616)
Wisconsin River Power Company	(2,150)	(1,146)	(4,038)	(3,070)
Alliant Energy Synfuel LLC (excludes tax benefits)	4,846	4,854	14,522	14,929
Other	838	(541)	(1,130)	(1,097)

	($4,625)	($4,899)	($27,054)	($9,851)

The higher equity income from Alliant Energy’s Brazil investments for the three- and nine-month periods was primarily due to rate increases implemented at the Brazilian operating companies in 2003 and 2004, partially offset by higher operating (including bad debt), litigation-related and interest expenses at the Brazilian operating companies. The nine-month Brazil increase was also due to a gain of $5.1 million (representing Alliant Energy’s allocated portion of the total gain) realized in the first quarter of 2004 from the sale of two hydroelectric plants.

Allowance for funds used during construction (AFUDC) decreased $2.7 million and increased $1.7 million for the three- and nine-month periods, respectively, primarily due to the timing of the construction of Emery.

Interest income and other decreased $3.3 million and $10.2 million for the three- and nine-month periods, respectively, largely due to lower interest income, partially due to the elimination of loans to discontinued operations due to asset sales during 2003. The nine-month decrease was also due to lower non-cash valuation adjustments related to Alliant Energy’s McLeod trading securities. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further details.

Income Taxes — The effective income tax rates were 27.2% and 27.6% for the three- and nine-month periods ended Sep. 30, 2004, respectively, compared with 31.9% and 31.0% for the same periods last year. The decreases for the three- and nine-month periods were primarily due to lower state tax expense at IPL resulting from a retroactive Iowa state law change enacted in the third quarter of 2004 and a decrease in property-related temporary differences for which deferred taxes were not provided pursuant to rate making principles.

Income (Loss) from Discontinued Operations — Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles — In the first quarter of 2003, Alliant Energy recorded after-tax charges of $4 million and $2 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of SFAS 143 and Emerging Issues Task Force Issue 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” within WPC and NGE, respectively.

IPL RESULTS OF OPERATIONS

Overview — Third Quarter Results — Earnings available for common stock increased $20.7 million, primarily due to higher electric margins and a lower effective tax rate.

Electric Margins — Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$120,555	$122,747	(2%)	1,053	1,258	(16%)
Commercial	80,562	71,691	12%	923	933	(1%)
Industrial	105,622	94,249	12%	2,014	1,982	2%

Total from retail customers	306,739	288,687	6%	3,990	4,173	(4%)
Sales for resale	8,486	10,560	(20%)	237	277	(14%)
Other	10,175	8,894	14%	25	24	4%

Total revenues/sales	325,400	308,141	6%	4,252	4,474	(5%)

Electric production fuel and
purchased-power expense	78,494	83,332	(6%)

Margin	$246,906	$224,809	10%

Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$293,697	$287,076	2%	2,989	3,181	(6%)
Commercial	194,233	183,286	6%	2,594	2,610	(1%)
Industrial	265,911	250,291	6%	5,837	5,762	1%

Total from retail customers	753,841	720,653	5%	11,420	11,553	(1%)
Sales for resale	29,216	28,975	1%	988	867	14%
Other	24,534	23,558	4%	75	76	(1%)

Total revenues/sales	807,591	773,186	4%	12,483	12,496	--

Electric production fuel and
purchased-power expense	239,079	241,403	(1%)

Margin	$568,512	$531,783	7%

Electric margins increased $22.1 million, or 10%, and $36.7 million, or 7%, for the three- and nine-month periods, respectively, primarily due to the impact of various rate increases implemented in 2003 and 2004, lower purchased-power capacity costs, and weather-normalized sales growth including increased industrial sales which reflect improving economic conditions in IPL’s service territory. These items were partially offset by the impact of extremely mild weather conditions in the third quarter of 2004, and reduced energy conservation revenues of $3 million and $4 million for the three- and nine-month periods, respectively. Cooling degree days in Cedar Rapids were 69% below normal in the third quarter of 2004. Alliant Energy estimates that the extremely mild weather conditions during the third quarter of 2004 reduced electric margins by approximately $14 million to $17 million. By comparison, the impact of weather on the third quarter of 2003 results was not significant. Weather also had a modest downward impact on electric margins for the first six months of the year in 2004 and 2003. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Gas Margins — Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$14,982	$13,891	8%	894	1,006	(11%)
Commercial	8,284	7,730	7%	871	879	(1%)
Industrial	3,901	4,651	(16%)	563	773	(27%)
Transportation/other	2,495	2,111	18%	6,464	6,778	(5%)

Total revenues/sales	29,662	28,383	5%	8,792	9,436	(7%)

Cost of gas sold	16,552	17,742	(7%)

Margin	$13,110	$10,641	23%

Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$120,779	$116,737	3%	11,401	12,776	(11%)
Commercial	63,724	57,787	10%	7,074	7,523	(6%)
Industrial	15,971	15,850	1%	2,190	2,541	(14%)
Transportation/other	7,573	5,351	42%	21,175	21,667	(2%)

Total revenues/sales	208,047	195,725	6%	41,840	44,507	(6%)

Cost of gas sold	149,786	136,735	10%

Margin	$58,261	$58,990	(1%)

Gas margin increased $2.5 million, or 23%, and decreased $0.7 million, or 1%, for the three- and nine-month periods, respectively. The three-month increase was primarily due to a rate refund reserve recorded in 2003 for the Iowa retail rate case. The nine-month decrease was primarily due to lower sales, which were partially due to milder weather conditions in 2004 compared to 2003, partially offset by the rate refund reserve recorded in 2003.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Steam and Other Revenues — Steam and other revenues increased $3.8 million for the three-month period, primarily due to higher construction management revenues from WindConnect™. The increase was largely offset by higher other operation and maintenance expenses related to IPL’s WindConnect™ program.

Other Operating Expenses — Other operation and maintenance expenses decreased $6.4 million and $1.5 million for the three- and nine-month periods, respectively, primarily due to lower transmission and distribution costs and energy conservation expenses. The three-month decrease was partially offset by higher expenses for WindConnect™. The nine-month decrease was partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs). Also contributing to the three- and nine-month decreases was the impact of comprehensive cost-control and operational efficiency efforts. Depreciation and amortization expense increased $6.3 million and $19.6 million for the three- and nine-month periods, respectively, primarily due to property additions, including Emery, and the implementation of higher depreciation rates on Jan. 1, 2004 resulting from an updated depreciation study. Taxes other than income taxes increased $1.9 million and $3.5 million for the three- and nine-month periods, respectively, due to increased property taxes.

Interest Expense and Other — Interest expense increased $2.1 million and $2.0 million for the three- and nine-month periods, respectively, due to higher average borrowings outstanding primarily due to financing a portion of the construction costs of Emery. AFUDC decreased $3.0 million and increased $1.7 million for the three- and nine-month periods, respectively, due to the timing of the construction of Emery.

Income Taxes — The effective income tax rates were 35.5% and 37.8% for the three- and nine-month periods ended Sep. 30, 2004, respectively, compared with 45.4% and 43.0% for the same periods last year. The decreases for the three- and nine-month periods were primarily due to lower state tax expense resulting from a retroactive Iowa state law change enacted in the third quarter of 2004 and a decrease in property-related temporary differences for which deferred tax expense is not recorded pursuant to rate making principles. The nine-month decrease was partially offset by a decrease in the Alliant Energy tax benefit allocated to IPL pursuant to the provisions of PUHCA.

WPL RESULTS OF OPERATIONS

Overview — Third Quarter Results — Earnings available for common stock decreased $13.8 million, primarily due to lower electric margins.

Electric Margins — Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$90,931	$96,298	(6%)	892	973	(8%)
Commercial	52,328	51,179	2%	605	604	--
Industrial	73,716	70,931	4%	1,259	1,200	5%

Total from retail customers	216,975	218,408	(1%)	2,756	2,777	(1%)
Sales for resale	34,723	48,161	(28%)	942	1,179	(20%)
Other	6,129	5,344	15%	16	19	(16%)

Total revenues/sales	257,827	271,913	(5%)	3,714	3,975	(7%)

Electric production fuel and
purchased-power expense	116,649	112,202	4%

Margin	$141,178	$159,711	(12%)

Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			MWhs Sold

	2004	2003	Change	2004	2003	Change

Residential	$250,555	$243,382	3%	2,560	2,619	(2%)
Commercial	137,626	130,372	6%	1,673	1,650	1%
Industrial	199,022	182,295	9%	3,577	3,411	5%

Total from retail customers	587,203	556,049	6%	7,810	7,680	2%
Sales for resale	108,775	121,568	(11%)	2,872	3,144	(9%)
Other	16,198	16,384	(1%)	61	60	2%

Total revenues/sales	712,176	694,001	3%	10,743	10,884	(1%)

Electric production fuel and
purchased-power expense	326,397	320,456	2%

Margin	$385,779	$373,545	3%

Electric margins decreased $18.5 million, or 12%, and increased $12.2 million, or 3%, for the three- and nine-month periods, respectively. The three-month decrease was primarily due to higher purchased-power capacity costs and the timing of rate collection of these costs, the impact of extremely mild weather conditions in the third quarter of 2004 and lower energy conservation revenues. These items were partially offset by the impact of rate increases, lower fuel and purchased-power energy costs and weather-normalized sales growth including increased industrial sales which reflect improving economic conditions in WPL’s service territory. Cooling degree days in Madison were 44% below normal in the third quarter of 2004. Alliant Energy estimates that the extremely mild weather conditions during the third quarter of 2004 reduced electric margins by approximately $9 million to $10 million. By comparison, the impact of weather on the third quarter of 2003 results was not significant. The nine-month increase was primarily due to the implementation of rate increases in 2003 and 2004, the weather-normalized sales growth and lower fuel and purchased-power energy costs, partially offset by milder weather conditions in the third quarter of 2004, lower energy conservation revenues and the impact of implementing seasonal rates in 2003. Weather also had a modest downward impact on electric margins for the first six months of the year in 2004 and 2003. The reduced energy conservation revenues were largely offset by lower energy conservation expenses. Refer to “Alliant Energy Results of Operations” for further discussion of the higher purchased-power capacity costs for the third quarter of 2004 and seasonal electric rates.

Gas Margins — Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$10,911	$9,510	15%	754	670	13%
Commercial	7,355	5,997	23%	794	690	15%
Industrial	573	731	(22%)	166	99	68%
Transportation/other	5,689	17,633	(68%)	3,426	5,196	(34%)

Total revenues/sales	24,528	33,871	(28%)	5,140	6,655	(23%)

Cost of gas sold	12,437	22,132	(44%)

Margin	$12,091	$11,739	3%

Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows (in thousands):

	Revenues and Costs			Dths Sold

	2004	2003	Change	2004	2003	Change

Residential	$92,487	$98,885	(6%)	8,669	8,943	(3%)
Commercial	50,804	54,256	(6%)	5,850	5,961	(2%)
Industrial	5,486	7,026	(22%)	795	820	(3%)
Transportation/other	25,183	40,635	(38%)	12,527	14,919	(16%)

Total revenues/sales	173,960	200,802	(13%)	27,841	30,643	(9%)

Cost of gas sold	112,282	141,208	(20%)

Margin	$61,678	$59,594	3%

Gas margin increased $2.1 million, or 3%, for the nine-month period, primarily due to improved results of $4 million from WPL’s performance-based commodity cost recovery program (benefits are shared by ratepayers and shareowners), partially offset by lower sales due to milder weather conditions in 2004 compared to 2003. Transportation/other sales decreased for the three- and nine-month periods due to reduced demand from natural gas-fired electric generating facilities during the third quarter of 2004, primarily due to lower electricity demand as a result of the extremely mild weather conditions. The impact of these sales decreases on gas margins was not significant.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Revenues — Other revenues decreased $9.4 million and $15.8 million for the three- and nine-month periods, respectively, primarily due to lower construction management revenues from WindConnect™, resulting from uncertainty during the nine months ended Sep. 30, 2004 regarding the extension of the federal renewable energy production tax credit, and lower water revenues due to the 2003 sale of the water utility serving the Beloit area. These decreases were largely offset by lower operating expenses. The federal renewable energy production tax credit was extended in the fourth quarter of 2004 for generating facilities placed in service prior to Jan. 1, 2006.

Other Operating Expenses — Other operation and maintenance expenses decreased $5.1 million and $16.9 million for the three- and nine-month periods, respectively, primarily due to lower expenses for WindConnect™ and decreases in energy conservation expenses, partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs). The nine-month decrease was also impacted by a planned refueling outage at Kewaunee in the second quarter of 2003 (there was no such outage in 2004). Also contributing to the three- and nine-month decreases was the impact of comprehensive cost-control and operational efficiency efforts. Depreciation and amortization decreased $0.8 million and $2.5 million for the three- and nine-month periods, respectively, primarily due to lower software amortizations, partially offset by property additions. Taxes other than income taxes increased $1.2 million and $4.4 million for the three- and nine-month periods, respectively, primarily due to increased gross receipts taxes.

Interest Expense and Other — Interest expense decreased $0.8 million and $4.6 million for the three- and nine-month periods, respectively, primarily due to lower average borrowings.

Income Taxes — The effective income tax rates were 39.1% and 38.7% for the three- and nine-month periods ended Sep. 30, 2004, respectively, compared with 36.6% and 35.9%, respectively, for the same periods last year. The increase for the three-and nine-month periods was due to a reduction in research and development tax credits. The increase for the nine-month period was also due to a decrease in the Alliant Energy tax benefit allocated to WPL pursuant to the provisions of PUHCA.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine-Month Periods — Selected information from Alliant Energy’s, IPL’s and WPL’s respective Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in thousands):

	Alliant Energy		IPL		WPL

Cash flows from (used for):	2004	2003	2004	2003	2004	2003

Operating activities	$314,671	$198,006	$216,694	$207,296	$180,447	$35,247
Financing activities	93,697	189,048	58,121	188,752	(35,555)	50,396
Investing activities	(465,349)	(352,391)	(276,818)	(402,061)	(143,331)	(90,461)

Alliant Energy’s cash flows from operating activities increased $117 million, primarily due to the timing of collections of receivables, changes in the level of accounts receivable sold and higher net income at IPL and WPL, partially offset by higher pension plan contributions and the timing of tax payments; cash flows from financing activities decreased $95 million, primarily due to lower proceeds from common stock issuances, partially offset by changes in the amount of debt issued and retired; and cash flows used for investing activities increased $113 million, primarily due to proceeds received from the sale of Alliant Energy’s Australian business in April 2003, partially offset by the 2003 acquisition by Resources of a 309 MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin, and other decreases in non-regulated construction and acquisition expenditures. IPL’s cash flows from financing activities decreased $131 million, primarily due to changes in the amount of debt issued and retired and the issuance of preferred stock in September 2003; and cash flows used for investing activities decreased $125 million, primarily due to lower construction and acquisition expenditures associated with the construction of Emery. WPL’s cash flows from operating activities increased $145 million, primarily due to higher net income, changes in the level of accounts receivable sold and the timing of collections of receivables; cash flows used for financing activities increased $86 million due to a $200 million capital contribution from Alliant Energy in 2003 and higher common stock dividends, partially offset by net changes in the amount of debt issued and retired; and cash flows used for investing activities increased $53 million, primarily due to increased levels of construction and acquisition expenditures.

Certain Regulatory Approvals/Requirements — PUHCA — In September 2004, Alliant Energy, Resources and IPL filed for SEC approval under an Omnibus Financing Order for their ongoing program of external financing, credit support arrangements and other related proposals for the period through Dec. 31, 2007. Alliant Energy expects a new order will be in place before the current order expires on Dec. 31, 2004.

Alliant Energy is subject to a PUHCA requirement whereby Alliant Energy’s common equity balance must be at least 30% of its total consolidated capitalization, including short-term debt. Alliant Energy’s common equity ratio as of Sep. 30, 2004, as computed under this requirement, was 48%.

State Regulatory Agencies — In March 2004, IPL received the necessary regulatory authorization to increase short-term borrowings from $250 million to $300 million. In March 2004, WPL discontinued its utility customer accounts receivable sale program, increasing its short-term borrowing authority granted by the PSCW to $240 million, $185 million for general corporate purposes and an additional $55 million should WPL repurchase its variable rate demand bonds.

Shelf Registrations — In 2004, Alliant Energy, IPL and WPL each filed separate shelf registrations with the SEC. Alliant Energy’s shelf registration allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IPL’s shelf registration allows IPL flexibility to offer from time to time up to an aggregate of $210 million of preferred stock, senior unsecured debt securities and collateral trust bonds. WPL’s shelf registration allows WPL flexibility to offer from time to time up to an aggregate of $150 million of its preferred stock, senior unsecured debt securities and first mortgage bonds. Alliant Energy, IPL and WPL had $208 million, $85 million and $50 million remaining available under their respective shelf registrations as of Sep. 30, 2004.

Cash and Temporary Cash Investments — As of Sep. 30, 2004, Alliant Energy and its subsidiaries had approximately $184 million of cash and temporary cash investments, of which approximately $73 million consisted of deposits in foreign bank accounts. Alliant Energy has elected permanent reinvestment of earnings for federal income tax purposes for certain foreign subsidiaries within its China business platform. Alliant Energy is currently reviewing its opportunities to repatriate cash from its International businesses given the new tax benefits under the American Jobs Creation Act passed in October 2004. Refer to “Other Matters — Other Future Considerations” for additional information.

Sale of Accounts Receivable — Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on WPL’s discontinuance of participation in the utility customer accounts receivable sale program and a reduction in the maximum amount of receivables that can be sold in the program.

Short-term Debt — Information regarding commercial paper at Sep. 30, 2004 was as follows (dollars in millions):

	Alliant	Parent
Commercial paper:	Energy	Company	IPL	WPL

Amount outstanding	$21.0	$--	$21.0	$--
Weighted average maturity	1 day	N/A	1 day	N/A
Discount rates	1.95%	N/A	1.95%	N/A
Available capacity under facilities
in effect at Sep. 30, 2004 (*)	$619.0	$100.0	$279.0	$240.0
(*) WPL’s capacity is limited to $240 million due to a PSCW regulatory restriction.

In July 2004, Alliant Energy completed the syndication of three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL), which support commercial paper and are available for direct borrowings. The combined total amount of the new facilities remains the same as the former facilities. However, $100 million of the borrowing capability has been shifted from the parent company to IPL and WPL to support the continued focus on the domestic utility business as the primary source of future capital needs. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. These new facilities replaced the former facilities which were to expire in September 2004. These new facilities are designed to be five-year facilities with the length of the facilities subject to various state and federal regulatory approvals given the term is longer than a 364-day facility. The credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description	Requirement	Sep. 30, 2004

Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48%
EBITDA interest coverage ratio (*)	At least 2.5x	4.0x
IPL debt-to-capital ratio	Less than 58%	46%
WPL debt-to-capital ratio	Less than 58%	32%
(*)	In compliance with the agreement, results of discontinued operations have been included in this covenant calculation.

The cross default provisions, negative pledge provisions and material adverse change clauses of the new credit facilities are less restrictive than those of the former credit facilities. Alliant Energy’s, IPL’s and WPL’s new credit facilities contain provisions that require, during the term of the facilities, any proceeds from asset sales, with certain exclusions, in excess of 20% of their respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and any potential sales of Alliant Energy’s nuclear, transmission or international assets.

Long-term Debt — In October 2004, Resources’ wholly-owned New Zealand subsidiary issued NZ$100 million of non-recourse redeemable preference shares due 2007, secured by its investment in TrustPower Ltd., to take advantage of the strength of the New Zealand currency. Holders of the redeemable preference shares will receive semi-annual cash dividends of approximately NZ$3.4 million. Given their characteristics, the redeemable preference shares will be shown as “Long-term debt, net (excluding current portion)” on Alliant Energy’s Consolidated Balance Sheet. The majority of the approximately US$68 million of proceeds from this transaction has been repatriated to Resources, with no income tax implications, and will be used for general corporate purposes or further debt reduction at Resources.

In August 2004, WPL issued $100 million of 6.25% senior debentures due 2034 and used the proceeds to repay short-term debt, including $62 million incurred in connection with the repayment at maturity of 7.25% first mortgage bonds in June 2004, and for general corporate purposes. IPL issued $25 million and $100 million of 6.30% senior debentures due 2034 in August 2004 and May 2004, respectively, and used the proceeds to repay short-term debt primarily incurred in the construction of Emery and for general corporate purposes. All of this long-term debt was issued under WPL’s and IPL’s respective shelf registrations discussed previously. In October 2004, Resources retired $7.0 million of its 7.375% senior notes; in August 2004, Resources retired $15.0 million of its 7% senior notes; and in February 2004, Resources retired $10.0 million of its 9.75% senior notes and $9.5 million of its 7% senior notes. Resources incurred a total of approximately $0.05 per share of debt repayment premiums and charges for the unamortized debt expenses related to these debt retirements.

Common Equity — In connection with Alliant Energy’s 2004 shelf registration discussed previously, Alliant Energy entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. During 2004, Alliant Energy issued approximately 3.6 million shares of new common stock and received approximately $90 million in net proceeds under this shelf registration and sales agreement. Alliant Energy announced in October 2004 that it has completed its common stock issuances for 2004 under this program. Alliant Energy intends to continue to issue modest amounts of equity through both its Shareowner Direct Plan and 401(k) Savings Plan, which totaled approximately $18 million for the nine months ended Sep. 30, 2004.

In October 2004, Alliant Energy announced an increase in its quarterly common stock dividend from $0.25 per share to $0.2625 per share, which is equivalent to an annual rate of $1.05 per share, beginning with the Nov. 15, 2004 dividend payment.

Credit Ratings — In May 2004, Standard & Poor’s Rating Services lowered WPL’s secured long-term debt rating from A to A- to align it with WPL’s corporate/issuer credit rating.

Off-Balance Sheet Arrangements — A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for the impact of FIN 46R guidance on Alliant Energy’s tolling and purchased-power agreements.

Contractual Obligations — A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K, except for the items described in Note 15 of the “Notes to Condensed Consolidated Financial Statements.”

Environmental — A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K, except as described below.

Air Quality — WPL previously responded confidentially to multiple data requests from the U.S. Environmental Protection Agency (EPA) related to the historical operation and associated air permitting for certain major Wisconsin coal-fired generating units. In September 2004, WPL was notified by the EPA that a third party had requested WPL’s response materials. After review of such records, WPL determined that the information would no longer be claimed as confidential. There have been instances where citizen groups have pursued claims against utilities for alleged air permitting violations. WPL has not received any such actions to date and is unable to predict the outcome.

The Wisconsin Department of Natural Resources independently developed mercury control rules, which became effective in October 2004 for Wisconsin generating facilities, that cap emissions beginning in 2008, followed by subsequent reductions of 40% by 2010 and 75% by 2015. The Wisconsin mercury rule requirements will be superseded by federal mercury emissions standards when published. WPL has begun fuel sampling and will conduct stack testing in 2005 to support the compliance requirements for Wisconsin mercury rules. Alliant Energy continues to closely monitor the developments at the federal level related to mercury emissions standards and believes that required capital investments and/or modifications resulting from these rules could be significant.

Water Quality — The EPA regulation under the Clean Water Act referred to as “316(b)” became effective in September 2004. This regulation requires existing large power plants with cooling water intake structures to apply technology to minimize adverse environmental impacts to fish and other aquatic life. Alliant Energy is currently studying such impacts and will have compliance plans in place by the required date of January 2008. Alliant Energy is currently investigating compliance options and is unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this regulation could be significant.

In October 2004, FERC issued an order lifting a delay of its previously issued order regarding one of WPL’s hydroelectric project licenses to require WPL to develop a detailed engineering and biological evaluation of potential fish passage alternatives within one year and to install within three years agency-approved fish-protective devices and fish passages. Accordingly, these provisions are now effective and WPL is in the process of working with the appropriate federal and state agencies to comply with these provisions. WPL and state agencies are currently researching solutions and at this time WPL is unable to predict the final outcome but believes that required capital investments and/or modifications resulting from this issue could be significant.

Alliant Energy would expect to receive the appropriate rate recovery of any prudently incurred expenditures it may incur on these and other environmental initiatives within its domestic utility business.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions — Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2003 and has not changed materially from those reported in the 2003 Form 10-K, except as described below.

Commodity Risk — Non-trading — Refer to “Other Future Considerations — China” for discussion of higher than anticipated coal and other related costs in China.

Accounting Pronouncements — As of March 31, 2004, Alliant Energy adopted FIN 46R guidance. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

In December 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans, that provide a benefit that is at least actuarially equivalent to Medicare Part D. In the second quarter of 2004, the FASB issued, and Alliant Energy elected early adoption of, FSP 106-2, which supersedes FSP 106-1. Refer to Note 10 of Alliant Energy’s, IPL’s and WPL’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Critical Accounting Policies — A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 10-K. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding a goodwill impairment charge recorded in the second quarter of 2004.

Other Future Considerations — A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2003 and has not changed materially from the items reported in the 2003 Form 10-K, except as described below. In addition to items discussed earlier in MD&A, the following items could impact Alliant Energy’s future financial condition or results of operations:

Mexico — At Sep. 30, 2004, Resources held a secured loan receivable of approximately $82 million from an unrelated Mexican development company. The loan proceeds were used by the development company to construct substantially all the infrastructure for the initial phase of a master-planned resort community known as Laguna del Mar located near Puerto Penasco, State of Sonora, on the Sea of Cortez in Mexico. Alliant Energy has been concerned about the Mexican development company’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. As a result, Resources evaluated its alternatives and concluded that a negotiated transfer of ownership and control of the project to Resources was the best course of action for Resources to maximize the ultimate recovery of its loan and related interest income. In September 2004, Resources successfully completed negotiations and entered into a stock purchase agreement to acquire ownership of the project and all related assets, subject to the transferors’ compliance with certain conditions precedent. The proposed acquisition price for concluding the transfer is not significant. If these conditions are satisfied and the transfer of ownership and control of the project is consummated, which is expected to occur in the fourth quarter of 2004, Resources will continue to evaluate various alternatives related to the continued development of the resort community as well as its options related to the potential sale or sales of the project and its assets. Effective Jan. 1, 2004, Resources ceased accruing interest income related to this loan pending resolution of this matter. If the development of the project and related real estate sales are not ultimately successfully executed, it is possible that Alliant Energy could incur material asset valuation charges in the future. Alliant Energy is unable to predict the ultimate outcome of this matter.

Brazil — To complete earlier plans, the Juiz de Fora facility, a joint venture gas-fired generating facility in which Alliant Energy holds a 50% direct ownership interest, is scheduled for a 20 MW expansion from a single-cycle to a combined-cycle facility in early 2006 at an estimated cost of $26 million. However, initiation of the expansion construction is experiencing delays due to disputes with Alliant Energy’s Brazilian partner regarding the financing and construction of the Juiz de Fora facility and other matters (as mentioned below). Alliant Energy is currently discussing with its partner resolution of these matters including, but not limited to, arbitration, settlement or the possible sale of the facility. If the Juiz de Fora combined-cycle construction is not completed as anticipated, the future performance obligations of this generation asset might be significantly adversely affected. In such an event, Alliant Energy is not required to invest any additional capital in Juiz de Fora; however, it could lead to material asset valuation or other charges with respect to Alliant Energy’s investment in the Juiz de Fora facility. Alliant Energy’s direct investment in the Juiz de Fora facility at Sep. 30, 2004 was approximately $17 million.

Alliant Energy continues to closely monitor the financial performance of its Brazilian investments. While such performance improved significantly in 2003, it has been relatively flat in 2004 compared to 2003. Alliant Energy believes such performance can be improved, particularly in regard to controlling costs and reduction of debt, and this and Alliant Energy’s rights as a minority shareowner have been a source of ongoing dispute with its Brazilian partners. In particular, Alliant Energy’s Brazilian partners used company funds to pay dividends in order to ensure their control over the operations. Alliant Energy is not interested in and has not sought control of the operations. However, Alliant Energy has urged that, to the extent funds are available, they would be better used to pay down debt.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil. Among others, these options include the potential to repair Alliant Energy’s relationship with its partners, restructure the relationship or exit this market. Alliant Energy will consider the full range of options potentially available, although experience demonstrates that accomplishment of any of the considered options will take time. Consequently, Alliant Energy is unable to provide any assurances that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring a material charge relating to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions.

China — The generating plants included in Alliant Energy’s China portfolio are currently experiencing higher than anticipated coal and related transportation costs due primarily to government reforms and coal allocations, rapid economic expansion in China and infrastructure bottlenecks. Alliant Energy has achieved some success in mitigating, and continues to work to mitigate, the impact of these cost increases through working with local and provincial Chinese authorities to increase the supply of lower-cost coal, gain access to long-term contracts and to enable the recovery of higher costs through tariffs. In addition, Alliant Energy is examining other ways to offset these cost increases within its operations. However, most of these efforts in China require government interaction, which is less formal and predictable than general fuel-related cost recovery processes experienced within the U.S. domestic utility industry. If the price of coal and related transportation costs were to increase (decrease) 10% compared to the average prices experienced during the 12 months ended Sep. 30, 2004, Alliant Energy’s pre-tax income for the 12 months ended Sep. 30, 2005 would (decrease) increase by approximately $6 million.

In addition to applying pressure on the margins currently being realized from Alliant Energy’s China operations, these cost pressures could impact the estimated fair value of Alliant Energy’s China investments. Alliant Energy has $10 million of goodwill related to its China investments on its balance sheet and if the fair value of these investments does not exceed their carrying value (including goodwill) in the future, Alliant Energy may be required to record an impairment charge related to this goodwill balance. Alliant Energy is currently unable to predict the future of these costs in China or provide assurances that its efforts to mitigate the impact of any cost increases will be successful.

Synfuel — Alliant Energy is an investor in a synthetic fuel facility. The Internal Revenue Service audited this facility to determine, among other issues, if the tax credits claimed have met the tests outlined in the Internal Revenue Code. The audit was substantially completed in the third quarter of 2004 with no significant impact to Alliant Energy’s financial condition or results of operations.

American Jobs Creation Act — In October 2004, the American Jobs Creation Act (the Act) was passed which includes changes to several provisions of the Internal Revenue Code.  The key changes that may impact Alliant Energy include, but are not limited to, a temporary dividends received deduction for foreign earnings repatriated during 2004 and 2005, future tax relief for domestic manufacturers (including electric production activities) and an extension of certain renewable energy production tax credits for generating facilities placed in service prior to Jan. 1, 2006. Alliant Energy is currently analyzing the impacts of the Act, including reviewing opportunities to repatriate cash from certain of its International businesses during 2004 and 2005 to gain the benefits of the temporary dividends received deduction.  If Alliant Energy elects to repatriate certain foreign earnings that were previously expected to be reinvested indefinitely, it will incur tax expense at the time such election is made given Alliant Energy has not previously recorded U.S. tax provisions related to these earnings. Alliant Energy does not currently anticipate that this tax expense would have a material adverse effect on its financial condition or results of operations. Any potential utility business tax benefits realized as a result of this legislation would be subject to all appropriate regulatory reviews.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under Item 2 MD&A “Other Matters — Market Risk Sensitive Instruments and Positions.”

ITEM 4.	CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Sep. 30, 2004 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2004.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2004 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

The following Exhibits are filed herewith.

10.1	Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy 2002 Equity Incentive Plan (EIP)
10.2	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP
10.3	Form of Performance Share Grant pursuant to the Alliant Energy EIP
31.1	Certification of the Chairman and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2004.

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