Form 10-K
period 2004-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2005-03-04
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	IRS Employer Identification Number
1-9894	ALLIANT ENERGY CORPORATION (a Wisconsin corporation) 4902 N. Biltmore Lane Madison, Wisconsin 53718 Telephone (608)458-3311	39-1380265

0-4117-1	INTERSTATE POWER AND LIGHT COMPANY (an Iowa corporation) Alliant Energy Tower Cedar Rapids, Iowa 52401 Telephone (319)786-4411	42-0331370

0-337	WISCONSIN POWER AND LIGHT COMPANY (a Wisconsin corporation) 4902 N. Biltmore Lane Madison, Wisconsin 53718 Telephone (608)458-3311	39-0714890

This combined Form 10-K is separately filed by Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company. Information contained in the Form 10-K relating to Interstate Power and Light Company and Wisconsin Power and Light Company is filed by such registrant on its own behalf. Each of Interstate Power and Light Company and Wisconsin Power and Light Company makes no representation as to information relating to registrants other than itself.

Securities registered pursuant to Section 12 (b) of the Act:

	Title of Class	Name of Each Exchange on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Stock Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	8.375% Series B Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Interstate Power and Light Company	7.10% Series C Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Wisconsin Power and Light Company	4.50% Preferred Stock, No Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: Wisconsin Power and Light Company Preferred Stock
(Accumulation without Par Value)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Alliant Energy Corporation	Yes ☒		No [ ]
Interstate Power and Light Company	Yes [	]	No ☒
Wisconsin Power and Light Company	Yes [	]	No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2004:

Alliant Energy Corporation	$2.9 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Feb. 28, 2005:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,183,026 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2005 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Refer to “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) (as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information related to Alliant Energy’s assets held for sale and discontinued operations.

ITEM 1.    BUSINESS

A.	GENERAL

The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. Among various other regulatory constraints, Alliant Energy is operating as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935 (PUHCA). Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1) IPL - incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa, Minnesota and Illinois. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of 25 years by a majority vote of local qualified residents. At Dec. 31, 2004, IPL supplied electric and gas service to 531,927 and 236,808 (excluding transportation and other) customers, respectively. IPL also provides steam services to certain customers in one community in Iowa and various other energy-related products and services, including construction management services for wind farms. In 2004, 2003 and 2002, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets. Nearly all of WPL’s customers are located in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration, which are regulated by Wisconsin law. At Dec. 31, 2004, WPL supplied electric and gas service to 445,198 and 176,045 (excluding transportation and other) customers, respectively. WPL also provides various other energy-related products and services, including construction management services for wind farms. In 2004, 2003 and 2002, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in American Transmission Company LLC (ATC). WPL also owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, which was incorporated in 1908.

3) RESOURCES - incorporated in 1988 in Wisconsin. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Refer to Note 13 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B.	INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES

As of Dec. 31, 2004, Alliant Energy’s consolidated subsidiaries had the following employees (full-time and part-time):

				Percentage
		Number of	Contract	of Workforce
	Number of	Bargaining Unit	Expiration	Covered by
	Employees	Employees	Date	Agreements
IPL:	1,676
IBEW Local 1439		22	6/30/05
IBEW Local 1455		9	6/30/05
IBEW Local 204 (Cedar Rapids)		815	8/31/05
IUOE Local 275		49	11/30/05
IBEW Local 949		285	9/30/08
IBEW Local 204 (Dubuque)		132	9/30/08
IBEW Local 204 (Mason City)		61	9/30/08
	1,676	1,373		82%

WPL:	1,502
IBEW Local 965		1,403	5/31/07	93%

Resources:
International (primarily China)	3,236	--
Non-Regulated Generation	28	--
Other Non-regulated Investments	663	71	Various
	3,927	71		2%

Corporate Services	1,674	--		--
	8,779	2,847		32%

(IBEW=International Brotherhood of Electrical Workers; IUOE=International Union of Operating Engineers)

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS

Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2005 and 2006.

3) REGULATION

PUHCA - Alliant Energy operates as a registered public utility holding company subject to regulation by the Securities and Exchange Commission (SEC) under PUHCA. Regulation under PUHCA includes provisions relating to the issuance and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retention of interests in non-utility businesses, including exempt wholesale generators (EWGs) and foreign utility companies (FUCOs), and the services provided by Corporate Services to Alliant Energy and its subsidiaries. Under an SEC order issued in December 2004, Alliant Energy has aggregate investment authority through Dec. 31, 2007 for EWGs and FUCOs equivalent to 100% of consolidated retained earnings as defined in the regulations. At Dec. 31, 2004, Alliant Energy’s remaining investment authority under this order was approximately $283 million.

Iowa Utilities Board (IUB) - IPL is subject to regulation by the IUB for service territories in Iowa for retail utility rates and standards of service, accounting requirements, approval of the location and construction of electric generating facilities having a capacity in excess of 25,000 kilowatts (KW), and in other respects. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test year. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent. Interim rates can be placed in effect after 10 days of the rate application filing, subject to refund, and must be based on past precedent.

Public Service Commission of Wisconsin (PSCW) - Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities. WPL is also subject to regulation by the PSCW for service territories in Wisconsin for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, approval of the location and construction of electric generating facilities, certain other additions and extensions to facilities, and in other respects. WPL is required to file rate cases with the PSCW using a forward-looking test year period.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC for service territories in Minnesota for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, and in other respects. Requests for rate relief can be based on either historical or projected data and interim rates are permitted. The MPUC must reach a final decision within 10 months of filing for rate relief. The MPUC also has jurisdiction to annually approve IPL’s capital structure.

Illinois Commerce Commission (ICC) - IPL and South Beloit are subject to regulation by the ICC for service territories in Illinois for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. Requests for rate relief must be decided within 11 months of filing.

Federal Energy Regulatory Commission (FERC) - FERC has jurisdiction under the Federal Power Act over certain electric utility facilities and operations, wholesale rates and accounting practices of IPL and WPL, and in certain other respects. In addition, certain natural gas facilities and operations of IPL and WPL are subject to the jurisdiction of FERC under the Natural Gas Act.

Environmental - The United States of America (U.S.) Environmental Protection Agency (EPA) administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over safety, air and water quality, and waste handling standards associated with electric power generation, including the level and flow of water pertaining to hydroelectric generation. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. In addition, International has investments that are subject to environmental regulations in the countries in which they operate.

Nuclear - IPL and WPL are directly and indirectly subject to the jurisdiction of the Nuclear Regulatory Commission (NRC), with respect to the Duane Arnold Energy Center (DAEC) and the Kewaunee Nuclear Power Plant (Kewaunee), respectively. Among other things, the NRC regulates the disposal of nuclear fuel and other radioactive wastes.

Brazil - Alliant Energy owns unconsolidated investments in five Brazilian electric utility companies, which are regulated by the Brazilian federal government, acting through the Ministry of Mines and Energy, which has exclusive authority over the electric sector through its regulatory powers. Regulatory policy for the sector is implemented by an autonomous national electric energy agency (Agencia Nacional de Energia Eletrica (ANEEL)), which delegates certain functions to agencies based in various states of Brazil. However, ANEEL cannot delegate any authority regarding tariffs to state agencies.

China - Alliant Energy owns interests in various generating facilities located in China that are regulated at various local and national levels by the Chinese government. The Chinese government continues to reform its regulatory and legal framework. Enforcement of the regulations is largely dependent upon local and provincial authorities. Because Alliant Energy’s facilities are small- to medium-sized co-generation plants, tariff adjustments are generally decided by the provincial-level Planning Commission, Pricing Bureau, and Economic Trade Commission, with input from their local counterparts and major customers. Most agreements governing the operations of Alliant Energy’s facilities include provisions for recovery of expenses resulting from changes in law.

New Zealand - Alliant Energy owns an unconsolidated investment in a generation utility company, which is regulated by the Electricity Commission (Commission). The Commission, while not a governmental department, is appointed by, and reports to, the Minister of Energy. The Commission has the authority to recommend new regulations directly to the Minister and has the responsibility for monitoring compliance, investigating alleged breaches, and taking necessary enforcement action with respect to rules and regulations. The Commission has established rules governing wholesale, retail, security, transmission and distribution in the form of a multilateral contract among electricity generators, retailers, distribution companies, transmission companies and end-consumers and has contracted for reserve energy to be used in periods of extreme energy shortages.

Refer to Note 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW

Refer to “Strategic Overview” in MDA for discussion of various strategic actions Alliant Energy has taken to strengthen its financial profile and information regarding Alliant Energy’s strategic plan.

C.	INFORMATION RELATING TO DOMESTIC UTILITY OPERATIONS

Alliant Energy realized 49%, 46%, 3% and 2% of its 2004 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 91% was regulated by the respective state commissions while the other 9% was regulated by FERC. Alliant Energy realized 51%, 43%, 3% and 3% of its 2004 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IPL realized 92%, 6% and 2% of its 2004 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 96% was regulated by the respective state commissions while the other 4% was regulated by FERC. IPL realized 93%, 5% and 2% of its 2004 gas utility revenues in Iowa, Minnesota and Illinois, respectively. WPL realized 99% of its 2004 electric utility revenues in Wisconsin and 1% in Illinois. Approximately 85% was regulated by the PSCW or the ICC while the other 15% was regulated by FERC. WPL realized 97% of its 2004 gas utility revenues in Wisconsin and 3% in Illinois.

The electric energy markets in Iowa and Wisconsin continue to be regulated by the IUB and PSCW, respectively. Retail electric customers in these markets currently do not have the ability to choose their electric supplier. However, in order to increase sales, IPL and WPL work to attract new customers into their service territories. As a result, there is competition among utilities to keep energy rates low. Although Iowa and Wisconsin electric energy markets are regulated, IPL and WPL also still face competition from other energy sources.

Federal and state regulators continue to implement policies to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a highly regulated function, sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to its customers.

1) DOMESTIC ELECTRIC UTILITY OPERATIONS

General - IPL and WPL provide electric service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of electric customers and communities served at Dec. 31, 2004 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Communities Served
IPL	530,647	8	1,272	760
WPL	443,166	31	2,001	610
	973,813	39	3,273	1,370

2004 electric utility operations accounted for 73% and 78% of operating revenues and 94% and 90% of operating income for IPL and WPL, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2004, the maximum peak hour demands for IPL and WPL were 3,017 megawatts (MW) and 2,627 MW, respectively, both on July 20, 2004. In 2004, the maximum peak hour demand for Alliant Energy was 5,644 MW on July 20, 2004, which was the coincident peak of the entire Alliant Energy system.

Transmission Business - WPL - In 2001, WPL transferred its transmission assets to ATC and had an ownership interest in ATC of approximately 24% at Dec. 31, 2004. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the Midwest Independent System Operator (MISO) and Mid-America Interconnected Network, Inc. Regional Reliability Council (MAIN). ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. During 2004, ATC distributed in the form of dividends approximately 80% of its earnings to the equity holders and, although no assurance can be given, Alliant Energy anticipates ATC will continue this dividend payout ratio in the future. ATC has announced plans to improve transmission reliability and import capabilities into Wisconsin, including construction of a 345-kilovolt transmission line. Pending various regulatory approvals, the 345-kilovolt transmission line is expected to be in service in 2008. As these facilities are constructed, they will serve to enhance Alliant Energy’s operating flexibility and its access to lower-cost energy. ATC also has various transmission interconnections with four other transmission owning utilities in the Midwest.

IPL - IPL maintains and operates its own transmission and substation facilities. Refer to “Properties” for additional information regarding IPL’s electric transmission properties. IPL has a non-cancelable operation agreement with Central Iowa Power Cooperative (CIPCO), which will terminate on Dec. 31, 2035, that provides for the joint use of certain transmission facilities of IPL and CIPCO. IPL has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest. These interconnections, along with the interconnections of ATC, enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy.

In 2002, IPL filed for IUB and MPUC approval to transfer its transmission assets to TRANSLink Transmission Company LLC (TRANSLink), a proposed independent for-profit, transmission-only company. In 2003, TRANSLink announced that upon direction of the participant utilities, formation of TRANSLink had been suspended due to continued regulatory and market uncertainty. IPL continues to support the idea of an independent transmission company model but is not currently actively pursuing this option for its transmission business. IPL continues to monitor market and legislative developments but cannot currently predict the ultimate path it may pursue regarding its transmission business.

Regional Transmission Participation - IPL and WPL are members of MAIN and the newly developed Midwest Reliability Organization (MRO), both of which are regional members of the North American Electric Reliability Council (NERC). Each regional member of NERC is responsible for setting policies to ensure reliability in its area through coordination of planning and operations. As a result of an agreement between members of MAIN, IPL and WPL will cease participation in MAIN at the end of 2005 and at that time IPL and WPL will only have membership in the MRO.

In February 2004, as a result of the Northeast blackout in August 2003, the NERC Board of Trustees issued a plan of action to prevent and mitigate the impacts of future cascading blackouts, and implemented numerous recommendations of a NERC Technical Review Team. Alliant Energy has complied with the requirements of NERC to date, and expects to implement future required changes as they become known.

IPL and WPL are also members of the MISO, a FERC approved Regional Transmission Organization (RTO), which is responsible for monitoring and ensuring equal access to the transmission system in its service territory. The MISO is currently in the process of restructuring the bulk power market in its domain.  This restructuring is expected to become effective April 1, 2005 and could have an impact on the costs associated with Alliant Energy serving its utility customers’ energy requirements. The IUB has approved a temporary waiver, effective until May 31, 2006, allowing the costs and credits associated with the market restructuring to be included in IPL’s fuel cost recovery program. WPL and other Wisconsin investor owned utility companies have jointly requested approval from the PSCW to defer any net incremental retail transmission-related costs resulting from the market restructuring. This treatment was approved for several Wisconsin utility companies in recent base rate cases and WPL anticipates that approval of this request will be provided in its next base rate case.

As part of the MISO market restructuring, physical transmission rights of IPL and WPL are being replaced with Financial Transmission Rights (FTR). FTR provide a hedge for congestion costs that incur in the MISO day-ahead energy market. Both IPL and WPL have been awarded FTR by MISO that will be in place during the period April 1, 2005 through August 31, 2005. Prior to August 31, 2005, MISO will hold an FTR allocation for the period September 1, 2005 through May 31, 2006. Based on the FTR awarded to IPL and WPL to date and future expected allocations, along with the regulatory recovery treatment of MISO costs, the financial impacts associated with FTR should not differ significantly from the financial impacts associated with physical transmission rights that exist prior to the MISO market.

MISO will operate day-ahead and real-time energy markets. The day-ahead market will be a forward financial market in which clearing prices will be calculated for each hour of the next operating day. The clearing prices will be based on generation offers and demand bids. The real-time market will be a balancing market in which MISO will balance generation and demand in real-time. Energy differentials between the day-ahead and real-time markets will be settled in the real-time market.

Power Supply - Alliant Energy currently anticipates meeting its 2005 power supply requirements through internally generated power, purchased-power contracts utilizing existing firm transmission rights, and additional power purchases from existing generating units located within and outside of Alliant Energy’s service territory. While Alliant Energy currently expects to meet utility customer demands in 2005, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, power plant outages, transmission system outages or extended periods of extremely hot weather. Refer to “Strategic Overview” in MDA for discussion of Alliant Energy’s domestic utility generation plan.

Average Fuel Costs - Refer to the Electric Operating Information tables for details on the sources of electric energy for Alliant Energy, IPL and WPL from 2002 to 2004. The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2004	2003	2002	2004	2003	2002
Gas	$6.65	$5.88	$3.61	$6.65	$6.82	$4.07
Coal	1.08	1.07	1.07	1.26	1.22	1.26
Nuclear	0.55	0.55	0.57	0.46	0.44	0.46
All Fuels	1.15	1.09	1.03	1.30	1.37	1.23

Coal - Alliant Energy, through Corporate Services, IPL and WPL, has entered into contracts with different suppliers to ensure that a specified supply of coal is available at known prices for IPL and WPL for 2005 through 2009. As of Dec. 31, 2004, these contracts provide for a portfolio of coal supplies that cover approximately 94%, 74%, 41%, 20% and 5% of IPL’s and WPL’s estimated coal supply needs for 2005 through 2009, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual averages for 2004 were 36 days for generating stations with year-round deliveries and 89 days for generating stations with seasonal deliveries.

Average delivered fossil fuel costs are expected to increase in the future due to price structures in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts and recent coal market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent upward market trends. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Other factors which may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, sulfur dioxide and nitrogen oxide emission restrictions and other environmental limitations on generating stations have increased significantly and proposed additional restrictions (including mercury emissions), if enacted, will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Alliant Energy believes that given its current coal procurement process, the specific coal market in its primary purchase region, and regulatory cost-recovery mechanisms, it is insulated against the present volatile coal price environment. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of coverage going forward for five to six years and supplier diversity. Similarly, Alliant Energy believes it is adequately insulated against future higher base coal transportation rates from the major railroads. As of Dec. 31, 2004, existing coal transportation agreements cover 100% of IPL’s and WPL’s estimated needs through 2005, approximately 88% for both 2006 and 2007 and 46% for 2008 through 2014. Refer to Note 1(i) for discussion of IPL’s and WPL’s rate recovery of fuel costs and Note 11(b) for details relating to coal purchase commitments in the “Notes to Consolidated Financial Statements.”

Purchased-Power - Purchased-power represented 20%, 25% and 23% of IPL’s total megawatt-hour (MWh) requirements and 32%, 31% and 30% of WPL’s total MWh requirements during 2004, 2003 and 2002, respectively. IPL’s and WPL’s level of purchased-power during these periods was impacted by scheduled refueling outages at DAEC in 2003 and at Kewaunee in 2004 and 2003. IPL’s level of purchased-power was also lower during 2004 due to the 565 MW Emery Generating Station being placed into service in May 2004. Refer to Notes 3 and 11(b) of the “Notes to Consolidated Financial Statements” for details relating to purchased-power commitments.

Nuclear - Summary - IPL and WPL own partial interests in two nuclear generating facilities, DAEC and Kewaunee, respectively, which the Nuclear Management Company, LLC (NMC) operates under contract to the majority owners that remain in effect until notice of termination is provided one year prior to such termination would be effective. Alliant Energy has a 20% ownership interest in the NMC. The NMC operates all nuclear plants owned by the NMC members, which provides long-term safety, reliability and operational benefits for the plant owners. The NMC currently operates eight nuclear generating units at six sites but has no ownership interest in the plants it operates and bears no financial risk associated with operation of the plants. The plant owners retain all rights to the energy generated at the plants and all financial responsibility for their safe operation, maintenance and decommissioning. Certain details for DAEC and Kewaunee are as follows:

	DAEC	Kewaunee
Rating, net electric capacity	583 MW (100%)	574 MW (100%)
Alliant Energy ownership	IPL - 70%	WPL - 41%
Other ownership	CIPCO - 20%; Corn Belt Power Cooperative - 10%	Wisconsin Public Service Corporation (WPSC) - 59%
Reactor type	Boiling water	Pressurized water
NRC operating license expiration	2014	2013

Proposed Sales of Kewaunee and DAEC - Refer to Notes 17 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on Alliant Energy’s proposed sales of its interests in Kewaunee and DAEC. In addition, the owners of Kewaunee and DAEC have given notice that they will terminate the operating agreement with the NMC effective with these proposed sales.

Nuclear Operating Issues - The NRC has significant regulatory authority over the design and operation of nuclear generating facilities with regard to environmental considerations and public health and safety. The treatment of costs associated with nuclear plant operation is regulated by various regulatory jurisdictions for companies owning the plants.

IPL’s anticipated nuclear-related construction expenditures at DAEC for 2005 and 2006 are approximately $16 million and $4 million, respectively. WPL anticipates the proposed sale of Kewaunee will close in 2005 and therefore, does not anticipate any significant construction expenditures related to Kewaunee in 2005 or 2006. Depending on the outcome of the proposed sales of DAEC and Kewaunee, these anticipated nuclear-related construction expenditures may change.

Refueling Outages and Procurement of Nuclear Fuel - NMC, acting on behalf of IPL and the other DAEC owners, purchases uranium and enrichment services for DAEC using a combination of spot market and medium term contracts. This procurement is complete for a spring 2005 DAEC refueling outage and has begun for a 2007 refueling outage. Arrangements for the fabrication of nuclear fuel are in place through the 2011 refueling of DAEC. WPSC purchases uranium concentrates and conversion, enrichment and fabrication services for nuclear fuel assemblies at Kewaunee on behalf of WPL. Sufficient fuel is in inventory for a spring 2006 refueling outage and additional fuel will be purchased in 2005 for a fall 2007 refueling outage. WPSC’s uranium inventory policy is to maintain sufficient inventory for up to two reloads of fuel. Refer to Notes 1(g), 1(i), 1(j) and 3 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information related to DAEC and Kewaunee refueling outages and fuel expenses.

Nuclear Liability/Insurance - Liability for nuclear accidents is governed by the Price-Anderson Act of 1988 as amended (Act), which sets a statutory limit of $10.8 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. Financial protection for a nuclear incident is provided through a combination of liability insurance ($300 million) and industry-wide retrospective payment plans ($10.5 billion). Under the industry-wide plan, the owners of each operating licensed nuclear reactor in the U.S. are subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. The applicability of the Act to IPL and WPL, as existing nuclear power plant owners, continues for the remainder of the operating lives of the plants they own.

IPL and WPL are members of Nuclear Electric Insurance Limited (NEIL), which provides $2.1 billion and $1.8 billion of insurance coverage for DAEC and Kewaunee, respectively, for certain losses for property damage, decontamination and premature decommissioning. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair and premature decommissioning. NEIL also provides separate coverage for additional expenses incurred during certain outages. Owners of nuclear generating stations insured through NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. NEIL’s accumulated reserve funds are currently sufficient to more than cover its exposure in the event of a single incident under the primary and excess property damage or additional expense coverages. However, IPL and WPL could be assessed if losses exceed the accumulated reserve funds. A summary of IPL’s and WPL’s share of maximum possible retrospective liability, property and additional expense assessments is as follows (in millions):

	DAEC	Kewaunee
Price-Anderson Act liability	$70.4/incident $7.0/incident/year	$41.2/incident $4.1/incident/year
NEIL primary property	$3.2/year	$1.5/year
NEIL excess property	$5.8/year	$3.6/year
NEIL additional expense	$2.5/year	$1.0/year

These limits are subject to adjustments for changes in the number of participants and inflation in future years. In the event of a catastrophic loss at DAEC or Kewaunee, the amount of insurance available may not be adequate to cover property damage, decontamination and premature decommissioning. Uninsured losses, to the extent not recovered through rates, would be borne by IPL or WPL, as the case may be, and could have a material adverse effect on their respective financial condition and results of operations. IPL and WPL are not currently aware of any losses that they believe are likely to result in an assessment.

Spent Nuclear Fuel (High Level Waste) Disposal - The Nuclear Waste Policy Act of 1982, as amended in 1987 (NWPA), assigned responsibility to the U.S. Department of Energy (DOE) to provide for the permanent disposal of spent nuclear fuel in exchange for payments by contract holders and also requires generators and owners of spent nuclear fuel to provide for interim storage until the fuel is accepted by the DOE. IPL, on behalf of the DAEC owners, and WPSC, on behalf of the Kewaunee owners, entered into contracts with the DOE for this disposal service and have made the agreed payments to the Nuclear Waste Fund held by the U.S. Treasury. The contracts provided for this service to begin in 1998; however, the DOE has experienced delays in its efforts and acceptance of spent nuclear fuel is now expected to occur sometime after 2010. The DOE is currently proceeding with the licensing phase for a permanent spent fuel storage facility in the Yucca Mountain area of Nevada.

In accordance with their interim storage responsibility, IPL and WPSC have been and will continue storing spent nuclear fuel on-site at DAEC and Kewaunee, respectively, until removal by the DOE to its permanent repository occurs. Interim storage activities at reactor sites, regardless of DOE delays or acceptance schedules, will extend after final reactor shutdown. Construction of a dry cask storage facility by IPL at DAEC has been completed and the transfer of approximately 10 years worth of spent nuclear fuel was completed in 2003. The dry storage facility provides assurance that both the operating and post-shutdown storage needs of DAEC are satisfied. Kewaunee has sufficient fuel storage capacity to meet its operating storage needs through 2009. Additional storage facilities will be needed at Kewaunee by 2010 for full offload capability for future outages.

In January 2004, IPL, on behalf of itself and the other DAEC co-owners, filed a claim against the U.S. government for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel. WPSC (on behalf of itself and WPL) and a number of utility companies with nuclear assets have also filed similar claims against the DOE for its failure to accept spent nuclear fuel in a timely manner. Determination and adjudication of the specific claim amount depends upon resolution of related court cases involving DOE acceptance rates and acceptance orders of spent nuclear fuel. Alliant Energy does not anticipate resolution of this issue until 2006 at the earliest and cannot currently predict the ultimate outcome. Any recoveries from the DOE would be subject to all appropriate regulatory reviews.

Low-Level Radioactive Waste Disposal - The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandates that each state must take responsibility for the storage of low-level radioactive waste produced within its borders. However, disposal facilities located near Barnwell, South Carolina and Clive, Utah continue to accept the low-level waste from DAEC and Kewaunee, thereby minimizing the amount of low-level waste stored on-site and delaying the need for any action by individual states or groups of states to develop new facilities. While it is difficult to predict how long the South Carolina and Utah facilities will continue to accept low-level radioactive waste, DAEC and Kewaunee each have on-site storage capability for at least 10 years of waste generation beyond any date that both facilities might cease to accept such waste.

The costs associated with high- and low-level waste disposal and storage are currently recovered through IPL’s and WPL’s rates and therefore do not have a material impact on their respective financial conditions or results of operations.

Additional Nuclear Discussion - Additional discussions of various other nuclear issues relating to DAEC and/or Kewaunee are included in Notes 1(g), 1(j), 3, 9, 11(f), 12, 17, 18 and 19 of the “Notes to Consolidated Financial Statements.”

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA), as amended by the CAA Amendments of 1990; National Environmental Policy Act; Toxic Substances Control Act; Emergency Planning and Community Right-to-Know Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986; Endangered Species Act; NWPA; Occupational Safety and Health Act; and National Energy Policy Act of 1992. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to increase moderately in the future. Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings.

In 2003, WPL’s Columbia Energy Center received a Notice of Violation from the Wisconsin Department of Natural Resources (DNR) alleging certain violations of its Wisconsin Pollutant Discharge Elimination System permit. In 2004, Alliant Energy, the Wisconsin DNR and the Wisconsin Department of Justice entered into a settlement agreement to resolve the matter. All of the required settlement actions have been implemented and all that remains is compliance and on going requirements. None of these actions had a material adverse effect on WPL’s financial condition or results of operations.

Refer to “Liquidity and Capital Resources” in MDA for further discussion of electric environmental matters.

Alliant Energy Corporation

Electric Operating Information (Domestic Utility Only)	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$716.7	$684.6	$626.9	$599.1	$567.3
Commercial	437.8	409.7	376.4	373.1	349.0
Industrial	609.9	571.6	526.8	543.5	501.2

Total from retail customers	1,764.4	1,665.9	1,530.1	1,515.7	1,417.5
Sales for resale	185.8	195.8	160.3	184.5	173.1
Other	58.8	55.4	62.1	56.4	57.4

Total	$2,009.0	$1,917.1	$1,752.5	$1,756.6	$1,648.0

Electric Sales (000s MWh):
Residential	7,354	7,565	7,616	7,344	7,161
Commercial	5,702	5,663	5,542	5,464	5,364
Industrial	12,596	12,345	12,297	12,469	13,092

Total from retail customers	25,652	25,573	25,455	25,277	25,617
Sales for resale	5,102	5,495	4,805	4,936	4,906
Other	178	184	197	168	174

Total	30,932	31,252	30,457	30,381	30,697

Customers (End of Period):
Residential	839,745	830,559	822,229	807,754	799,603
Commercial	131,152	129,130	128,212	125,539	123,833
Industrial	2,916	2,902	2,905	2,826	2,773
Other	3,312	3,362	3,344	3,324	3,316

Total	977,125	965,953	956,690	939,443	929,525

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,644	5,887	5,729	5,677	5,397
Cooling degree days*:
Cedar Rapids (IPL) (normal - 379)	139	276	397	347	244
Madison (WPL) (normal - 242)	138	224	356	305	170
Sources of electric energy (000s MWh):
Coal	18,472	18,451	17,674	18,190	18,669
Purchased power	8,289	9,155	8,596	8,727	8,058
Nuclear	5,018	4,498	5,012	4,116	4,675
Gas	792	631	675	472	470
Other	262	240	379	452	427

Total	32,833	32,975	32,336	31,957	32,299

Revenue per kilowatt-hour (KWh) from retail
customers (cents)	6.88	6.51	6.01	6.00	5.53

*	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Interstate Power and Light Company

Electric Operating Information	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$388.9	$367.7	$355.0	$351.0	$337.6
Commercial	257.8	239.4	229.7	234.8	221.8
Industrial	347.3	327.8	315.5	335.7	311.1

Total from retail customers	994.0	934.9	900.2	921.5	870.5
Sales for resale	41.7	40.2	34.5	53.3	57.4
Other	33.5	31.9	30.1	28.3	27.9

Total	$1,069.2	$1,007.0	$964.8	$1,003.1	$955.8

Electric Sales (000s MWh):
Residential	3,979	4,155	4,184	4,026	4,010
Commercial	3,487	3,496	3,392	3,342	3,333
Industrial	7,827	7,750	7,843	7,931	8,404

Total from retail customers	15,293	15,401	15,419	15,299	15,747
Sales for resale	1,305	1,299	1,151	1,412	1,678
Other	98	102	103	107	111

Total	16,696	16,802	16,673	16,818	17,536

Customers (End of Period):
Residential	450,595	448,719	446,202	439,508	437,425
Commercial	78,137	77,043	76,856	75,132	74,483
Industrial	1,915	1,888	1,898	1,836	1,799
Other	1,280	1,327	1,328	1,359	1,393

Total	531,927	528,977	526,284	517,835	515,100

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,017	3,123	3,097	3,104	3,021
Cooling degree days*:
Cedar Rapids (normal - 379)	139	276	397	347	244
Sources of electric energy (000s MWh):
Coal	10,348	10,232	9,889	9,997	10,701
Purchased power	3,508	4,503	4,134	4,595	4,041
Nuclear	3,451	2,791	3,202	2,697	3,117
Gas	580	227	330	346	364
Other	47	63	127	171	179

Total	17,934	17,816	17,682	17,806	18,402

Revenue per KWh from retail customers (cents)	6.50	6.07	5.84	6.02	5.53

*	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Wisconsin Power and Light Company

Electric Operating Information	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$327.8	$316.9	$271.9	$248.1	$229.7
Commercial	180.0	170.3	146.7	138.3	127.2
Industrial	262.6	243.8	211.3	207.8	190.1

Total from retail customers	770.4	731.0	629.9	594.2	547.0
Sales for resale	144.1	155.6	125.8	131.2	115.7
Other	25.3	23.5	32.0	28.1	29.5

Total	$939.8	$910.1	$787.7	$753.5	$692.2

Electric Sales (000s MWh):
Residential	3,375	3,410	3,432	3,318	3,151
Commercial	2,215	2,167	2,150	2,122	2,031
Industrial	4,769	4,595	4,454	4,538	4,688

Total from retail customers	10,359	10,172	10,036	9,978	9,870
Sales for resale	3,797	4,196	3,654	3,524	3,228
Other	80	82	94	61	63

Total	14,236	14,450	13,784	13,563	13,161

Customers (End of Period):
Residential	389,150	381,840	376,027	368,246	362,178
Commercial	53,015	52,087	51,356	50,407	49,350
Industrial	1,001	1,014	1,007	990	974
Other	2,032	2,035	2,016	1,965	1,923

Total	445,198	436,976	430,406	421,608	414,425

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,627	2,782	2,674	2,696	2,508
Cooling degree days*:
Madison (normal - 242)	138	224	356	305	170
Sources of electric energy (000s MWh):
Coal	8,124	8,219	7,785	8,193	7,968
Purchased power	4,781	4,652	4,462	4,132	4,017
Nuclear	1,567	1,707	1,810	1,419	1,558
Gas	212	404	345	126	106
Other	215	177	252	281	248

Total	14,899	15,159	14,654	14,151	13,897

Revenue per KWh from retail customers (cents)	7.44	7.19	6.28	5.95	5.54

*	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

2) DOMESTIC GAS UTILITY OPERATIONS

IPL and WPL provide gas service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of gas customers and communities served at Dec. 31, 2004 were as follows:

	Retail Customers	Transportation and Other Customers	Communities Served
IPL	236,808	214	253
WPL	176,045	267	243
	412,853	481	496

2004 gas utility operations accounted for 22% and 21% of operating revenues and 4% and 14% of operating income for IPL and WPL, respectively, which include providing gas services to retail and transportation customers.

IPL and WPL maintain purchase agreements with over 30 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2006. IPL’s and WPL’s gas supply commitments are either fixed price in nature or market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), Natural Gas Pipeline Co. of America (NGPL) and ANR Pipeline (ANR) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL and WPL with gas delivered directly to their service territories. In 2004, the maximum daily delivery capacity for IPL and WPL was as follows (in dekatherms (Dth)):

	NNG	NGPL	ANR	FCS	Total
IPL	202,021	89,932	56,680	19,000	367,633
WPL	95,231	--	146,467	39,000	280,698

In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs.

In providing gas commodity service for electric generation needs, Corporate Services administers certain transportation contracts on behalf of WPL. WPL has contracted with ANR for 60,000 Dths per day of pipeline transportation for the Riverside plant. IPL and WPL have also contracted for gas supply for electric generation with several companies to provide fixed-price gas, with the longest contracts having terms through October 2006.

The gas sales of IPL and WPL follow a seasonal pattern. There is an annual base load of gas used for heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 30% of both IPL’s and WPL’s annual gas requirements in 2004.

Refer to Note 1(i) for information relating to utility natural gas cost recovery and Note 11(b) for discussion of natural gas commitments in the “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 11(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information (Domestic Utility Only)	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$315.6	$310.7	$218.7	$270.2	$245.7
Commercial	172.3	162.7	111.3	141.1	127.1
Industrial	38.4	34.2	25.2	31.3	27.8
Transportation/other	43.5	59.3	38.8	45.3	14.3

Total	$569.8	$566.9	$394.0	$487.9	$414.9

Gas Sales (000s Dths):
Residential	29,338	31,871	30,931	29,580	32,026
Commercial	19,199	19,947	19,348	18,055	19,696
Industrial	5,127	5,093	5,373	5,344	5,350
Transportation/other	49,626	48,978	47,386	48,539	43,931

Total	103,290	105,889	103,038	101,518	101,003

Customers at End of Period (Excluding Transportation/Other):
Residential	366,493	361,835	358,384	353,430	351,990
Commercial	45,630	45,826	45,793	45,480	44,654
Industrial	730	766	799	951	953

Total	412,853	408,427	404,976	399,861	397,597

Other Selected Gas Data:
Heating degree days*:
Cedar Rapids (IPL) (normal - 6,899)	6,463	6,883	6,577	6,535	6,753
Madison (WPL) (normal - 7,485)	6,831	7,337	6,929	6,675	7,038
Revenue per Dth sold (excluding transportation/other)	$9.81	$8.92	$6.38	$8.35	$7.02
Purchased gas costs per Dth sold (excluding transportation/other)	$6.98	$6.11	$4.02	$6.31	$4.88

*	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Interstate Power and Light Company

Gas Operating Information	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$179.2	$173.6	$124.2	$162.6	$149.5
Commercial	95.5	88.1	61.2	82.5	72.6
Industrial	30.3	24.6	18.2	22.4	19.2
Transportation/other	11.0	8.2	11.3	13.5	8.5

Total	$316.0	$294.5	$214.9	$281.0	$249.8

Gas Sales (000s Dths):
Residential	16,882	19,074	18,068	17,826	19,257
Commercial	10,614	11,408	10,774	10,483	11,101
Industrial	4,029	3,911	4,070	4,147	3,874
Transportation/other	28,942	29,182	28,814	31,673	30,251

Total	60,467	63,575	61,726	64,129	64,483

Customers at End of Period (Excluding Transportation/Other):
Residential	209,280	207,921	206,808	205,065	205,300
Commercial	27,094	27,465	27,607	27,649	27,071
Industrial	434	426	438	441	440

Total	236,808	235,812	234,853	233,155	232,811

Other Selected Gas Data:
Heating degree days*:
Cedar Rapids (normal - 6,899)	6,463	6,883	6,577	6,535	6,753
Revenue per Dth sold (excluding transportation/other)	$9.67	$8.32	$6.19	$8.24	$7.05
Purchased gas cost per Dth sold (excluding transportation/other)	$7.27	$5.99	$4.11	$6.20	$4.89

Wisconsin Power and Light Company

Gas Operating Information	2004	2003	2002	2001	2000

Operating Revenues (in millions):
Residential	$136.4	$137.1	$94.5	$107.6	$96.2
Commercial	76.8	74.6	50.1	58.6	54.5
Industrial	8.1	9.6	7.0	8.9	8.6
Transportation/other	32.5	51.1	27.5	31.8	5.8

Total	$253.8	$272.4	$179.1	$206.9	$165.1

Gas Sales (000s Dths):
Residential	12,456	12,797	12,863	11,754	12,769
Commercial	8,585	8,539	8,574	7,572	8,595
Industrial	1,098	1,182	1,303	1,197	1,476
Transportation/other	20,684	19,796	18,572	16,866	13,680

Total	42,823	42,314	41,312	37,389	36,520

Customers at End of Period (Excluding Transportation/Other):
Residential	157,213	153,914	151,576	148,365	146,690
Commercial	18,536	18,361	18,186	17,831	17,583
Industrial	296	340	361	510	513

Total	176,045	172,615	170,123	166,706	164,786

Other Selected Gas Data:
Heating degree days*:
Madison (normal - 7,485)	6,831	7,337	6,929	6,675	7,038
Revenue per Dth sold (excluding transportation/other)	$10.00	$9.83	$6.67	$8.54	$6.97
Purchased gas cost per Dth sold (excluding transportation/other)	$6.57	$6.29	$3.89	$6.47	$4.69

*	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

D.	INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: International, Non-regulated Generation and Other Non-regulated Investments. Resources intends to concentrate its strategic focus on the profitability and cash flow of these platforms and will consider additional divestitures if provided the right opportunity to maximize value and/or eliminate unwarranted risk as part of its ongoing efforts to streamline its portfolio of businesses. Refer to “Strategic Overview” in MDA for further discussion.

International - has invested in energy generation and distribution companies and projects in select growing markets. Currently, International has investments in Brazil, China and New Zealand. International has developed local partnerships to obtain knowledge of each local market’s business trends and customs. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information related to Alliant Energy’s investments in foreign entities.

Non-regulated Generation - currently supports the development, financing and construction of generation to meet the needs of Alliant Energy’s domestic utility business. A 300 MW simple-cycle, natural gas-fired generating facility is under construction near Sheboygan Falls, Wisconsin, which is expected to be completed in time to meet increased summer demand in 2005. Alliant Energy is proposing that Resources’ would own the facility and enter into a long-term agreement with WPL whereby WPL would operate and maintain the facility and have exclusive rights to the generation output. The facility is expected to cost approximately $150 million, of which $120 million had already been expended as of Dec. 31, 2004. The proposed structure is subject to final PSCW approval. In 2003, Resources purchased a 309 MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through May 2008. Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

Other Non-regulated Investments - includes investments in environmental engineering and site remediation, transportation, Laguna del Mar, synthetic fuel and energy technologies investments, as well as oil and gas gathering pipeline systems and a biomass facility that Alliant Energy recently decided to divest. Environmental engineering and site remediation includes RMT, Inc., an environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments and specializes in consulting on solid and hazardous waste management, site remediation, ground water quality monitoring and detection, and air quality control. Transportation includes a short-line railway that provides freight service between Cedar Rapids and Iowa City; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Laguna del Mar is a Mexican development company that is developing a master-planned resort community in Mexico. Alliant Energy Synfuel LLC has an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses generated.

Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on other non-regulated businesses that Alliant Energy is pursuing the divestiture of in order to strengthen its financial profile and narrow its strategic focus.

E.	DISCLOSURE CONCERNING WEBSITE ACCESS TO REPORTS

Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

IPL

IPL’s principal electric generating stations at Dec. 31, 2004, were as follows:

Name and Location	Primary Fuel	2004 Summer
of Station	Type	Capability in KWs

Duane Arnold Energy Center, Palo, IA	Nuclear			395,022	(1)

Ottumwa Generating Station, Ottumwa, IA	Coal	350,673	(2)
Prairie Creek Station, Cedar Rapids, IA	Coal	215,905
Sutherland Station, Marshalltown, IA	Coal	143,262
Sixth Street Station, Cedar Rapids, IA	Coal	52,403
Burlington Generating Station, Burlington, IA	Coal	215,721
George Neal Unit 3, Sioux City, IA	Coal	144,200	(3)
George Neal Unit 4, Sioux City, IA	Coal	165,476	(4)
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	78,818
M. L. Kapp Plant Units 1 and 2, Clinton, IA	Coal	240,025
Lansing Units 1, 2, 3 and 4, Lansing, IA	Coal	312,343
Louisa Unit 1, Louisa, IA	Coal	28,000	(5)
Total Coal				1,946,826

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	173,068
Centerville Combustion Turbines, Centerville, IA	Oil	52,132
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	20,073
Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN	Oil	19,837
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	75,509
Diesel Stations, in IA/MN	Oil	18,507
Total Oil				359,126

Emery Generating Station, Mason City, IA	Gas	561,270
Grinnell Station, Grinnell, IA	Gas	44,990
Agency Street Combustion Turbines, West Burlington, IA	Gas	68,529
Burlington Combustion Turbines, Burlington, IA	Gas	69,756
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	17,690
Fox Lake Plant Units 1, 2 and 3, Sherburn, MN	Gas	108,569
Total Gas				870,804

Total generating capability				3,571,778

All KWs shown below represent the 2004 summer generating capability.

(1)

Represents IPL’s 70% ownership interest in this 564,317 KW generating station, which is operated by the NMC, with IPL as the contracting partner for NMC operation. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” regarding the proposed sale of DAEC.

(2)	Represents IPL’s 48% ownership interest in this 730,568 KW generating station, which is operated by IPL.
(3)	Represents IPL’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(4)	Represents IPL’s 25.7% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican.
(5)	Represents IPL’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

At Dec. 31, 2004, IPL owned approximately 20,475 miles of overhead distribution line and 2,158 miles of underground distribution cable, as well as 7,082 miles of electric transmission line and 792 distribution and transmission substations, substantially all located in Iowa and Minnesota. IPL’s principal properties are suitable for their intended use and substantially all are held subject to the liens of indentures relating to IPL’s bonds. Refer to “Strategic Overview” in MDA for discussion of Alliant Energy’s domestic generation plan.

Refer to "Other Matters - Other Future Considerations - Domestic Utility Generating Facilities Outages" in MDA for discussion of a current outage at the Ottumwa Generating Station.

WPL

WPL’s principal electric generating stations at Dec. 31, 2004, were as follows:

Name and Location	Primary Fuel	2004 Summer
of Station	Type	Capability in KWs

Kewaunee Nuclear Power Plant, Kewaunee, WI	Nuclear			229,600	(1)

Nelson Dewey Generating Station, Cassville, WI	Coal	219,690
Edgewater Generating Station #3, Sheboygan, WI	Coal	74,830
Edgewater Generating Station #4, Sheboygan, WI	Coal	227,556	(2)
Edgewater Generating Station #5, Sheboygan, WI	Coal	314,400	(3)
Columbia Energy Center, Portage, WI	Coal	513,350	(4)
Total Coal				1,349,826

Blackhawk Generating Station, Beloit, WI	Gas	52,510
Rock River Generating Station, Beloit, WI	Gas	154,310
Rock River Combustion Turbine, Beloit, WI	Gas	150,160
South Fond du Lac Combustion Turbine Units 2 and 3, Fond du Lac, WI	Gas	166,560
Sheepskin Combustion Turbine, Edgerton, WI	Gas	37,470
Total Gas				561,010

Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	8,000
Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	17,000
Total Hydro				25,000

Total generating capability				2,165,436

All KWs shown below represent the 2004 summer generating capability.

(1)

Represents WPL’s 41% ownership interest in this 560,000 KW generating station, which is operated by the NMC, with WPSC as the contracting partner for NMC operation. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” regarding the proposed sale of Kewaunee.

(2)	Represents WPL’s 68.2% ownership interest in this 333,660 KW generating station, which is operated by WPL.
(3)	Represents WPL’s 75% ownership interest in this 419,200 KW generating station, which is operated by WPL.
(4)	Represents WPL’s 46.2% ownership interest in this 1,111,147 KW generating station, which is operated by WPL.

At Dec. 31, 2004, WPL owned approximately 17,037 miles of overhead distribution line and 3,513 miles of underground distribution cable, as well as 163 distribution substations located adjacent to the communities served, substantially all located in Wisconsin. In 2001, WPL’s transmission assets were transferred to ATC. WPL’s principal properties are suitable for their intended use and substantially all are held subject to the lien of WPL’s First Mortgage Bond indenture. Refer to “Strategic Overview” in MDA for further discussion of Alliant Energy’s domestic generation plan.

Resources

Resources’ principal properties included in “Property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2004 were as follows:

1.

International - owns interests in 11 combined heat and power facilities located in China with an aggregate generating capacity of approximately 525 MW (Alliant Energy’s ownership interest in these facilities represents approximately 350 MW).

2.

Non-regulated Generation - Resources owns a 309 MW, non-regulated, tolled (through May 2008), natural gas-fired power plant in Neenah, Wisconsin, and one steam and two gas turbines. The two gas turbines are being installed in a 300 MW simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin, which is expected to be completed by summer 2005. Industrial Energy Applications, Inc. also owns standby generation and steam production systems.

3.

Other Non-regulated Investments - includes 112 railroad track miles all located within Iowa; 15 locomotives and 190 railcars; and interests in oil and natural gas gathering systems (which Alliant Energy is in the process of divesting), which have 500 miles and 213 miles, respectively, of pipeline in Texas.

ITEM 3.    LEGAL PROCEEDINGS

Alliant Energy - Alliant Energy, through its subsidiary Alliant Energy Holdings Do Brasil Limitada, filed a request for arbitration with the International Court of Arbitration against its Brazilian partners in Companhia Forca e Luz Cataguazes-Leopoldina, S.A. (Cataguazes) and against Cataguazes. The partners named in the request for arbitration are Itacatu S.A. and Gipar S.A. The nature of the dispute is an alleged violation by the partners of a shareholders agreement to which all parties are bound. The arbitration seeks equitable relief and damages. For further information, refer to “Other Matters - Other Future Conditions - Brazil” in MDA.

IPL - None.

WPL - None.

In addition to the legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition or results of operations.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Domestic Utility Operations - Domestic Electric Utility Operations” in “Business,” “Liquidity and Capital Resources” in MDA and Note 11(e) of the “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 with regards to rate matters is included in “Business,” Note 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA, which information is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers of Alliant Energy also serve as executive officers of both IPL and WPL. Mr. Davis has an employment agreement with Alliant Energy pursuant to which his term of office is established. All other executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2004):

Executive Officers of Alliant Energy

Erroll B. Davis, Jr., 60, was elected Chairman of the Board effective April 2000, has served as Chief Executive Officer (CEO) since 1990 and has been a board member since 1988. He previously also served as President from 1990 through 2003.

William D. Harvey, 55, was elected President and Chief Operating Officer (COO) effective January 2004 and was appointed as a board member effective January 2005. He previously served as Executive Vice President (EVP)-Generation since 1998.

Eliot G. Protsch, 51, was elected Senior EVP and Chief Financial Officer (CFO) effective January 2004. He previously served as EVP and CFO since September 2003 and as EVP-Energy Delivery from 1998 to September 2003.

Barbara J. Swan, 53, was elected EVP and General Counsel effective October 1998.

Thomas L. Aller, 55, was elected Senior Vice President-Energy Delivery effective January 2004. He previously served as interim EVP-Energy Delivery since September 2003 and as Vice President (VP)-Investments at Resources from 1998 to 2003.

Thomas L. Hanson, 51, was elected VP and Treasurer effective April 2002. He previously served as Managing Director-Generation Services since 2001 and General Manager-Business and Financial Performance, Generation from 1998 to 2001.

John E. Kratchmer, 42, was elected VP-Controller and Chief Accounting Officer (CAO) effective October 2002. He previously served as Corporate Controller and CAO since 2000.

Executive Officers of IPL

Erroll B. Davis, Jr., 60, was elected Chairman of the Board effective April 2000 and CEO effective April 1998.

William D. Harvey, 55, was elected COO effective January 2004 and was appointed as a board member effective January 2005. He previously served as EVP-Generation since 1998.

Thomas L. Aller, 55, was elected President effective January 2004.

Eliot G. Protsch, 51, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and also as President from 1998 through 2003.

Barbara J. Swan, 53, was elected EVP and General Counsel effective October 1998.

Thomas L. Hanson, 51, was elected VP and Treasurer effective April 2002.

John E. Kratchmer, 42, was elected VP-Controller and CAO effective October 2002.

Executive Officers of WPL

Erroll B. Davis, Jr., 60, was elected Chairman of the Board effective April 2000 and CEO effective April 1998.

William D. Harvey, 55, was elected COO effective January 2004 and was appointed as a board member effective January 2005. He previously served as President since 1998.

Barbara J. Swan, 53, was elected President effective January 2004. She previously served as EVP and General Counsel since 1998.

Eliot G. Protsch, 51, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and EVP-Energy Delivery since 1998.

Thomas L. Aller, 55, was elected Senior VP-Energy Delivery effective January 2004.

Thomas L. Hanson, 51, was elected VP and Treasurer effective April 2002.

John E. Kratchmer, 42, was elected VP-Controller and CAO effective October 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND                     ISSUER PURCHASES OF EQUITY SECURITIES

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2004			2003
Quarter	High	Low	Dividend	High	Low	Dividend
First	$26.50	$24.54	$0.25	$18.30	$14.98	$0.25
Second	26.55	23.50	0.25	20.60	16.03	0.25
Third	27.40	24.34	0.25	22.70	18.69	0.25
Fourth	28.80	24.90	0.2625	25.09	21.94	0.25
Year	28.80	23.50	1.0125	25.09	14.98	1.00

Stock closing price at Dec. 31, 2004: $28.60

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends and other factors. In October 2004, Alliant Energy announced an increase in its quarterly common stock dividend from $0.25 per share to $0.2625 per share, which is equivalent to an annual rate of $1.05 per share, beginning with the Nov. 15, 2004 dividend payment.

At Dec. 31, 2004, there were approximately 50,026 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL common stock currently outstanding. During 2004 and 2003, IPL paid dividends on its common stock of $102 million and $89 million, respectively, to Alliant Energy. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL common stock currently outstanding. During 2004 and 2003, WPL paid dividends on its common stock of $89 million and $71 million, respectively, to Alliant Energy. In its December 2003 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $89 million to Alliant Energy if WPL’s actual average common equity ratio, on a regulatory financial basis, is or will fall below the authorized level of 54.01%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. IPL and WPL each have common stock dividend payment restrictions based on their respective bond indentures and the terms of their outstanding preferred stock. At Dec. 31, 2004, IPL and WPL were in compliance with all such dividend restrictions.

A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2004 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1)
Oct. 1 to Oct. 31	206	$25.97	--	N/A
Nov. 1 to Nov. 30	2,177	27.17	--	N/A
Dec. 1 to Dec. 31	255	27.80	--	N/A
Total	2,638	$27.14	--	N/A

(1)

Represents shares of Alliant Energy common stock purchased on the open market and held in a grantor trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP, which currently does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information		2004 (1)	2003 (1)			2002 (1)	2001		2000 (2)

	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues		$2,958.7	$2,866.8			$2,457.1	$2,591.0		$2,268.4
Income from continuing operations		210.8	156.0			94.1	132.7		330.9
Income (loss) from discontinued operations, net of tax		(65.3)	33.5			12.8	52.6		51.1
Income before cumulative effect of changes in
accounting principles		145.5	189.5			106.9	185.3		382.0
Cumulative effect of changes in accounting
principles, net of tax	--		(6.0)		--		(12.9)		16.7
Net income		145.5	183.5			106.9	172.4		398.7

Common Stock Data:
Earnings per average common share (basic):
Income from continuing operations		$1.86	$1.54			$1.04	$1.65		$4.19
Income (loss) from discontinued operations		($0.58)	$0.33			$0.14	$0.65		$0.65
Cumulative effect of changes in accounting principles		$--	($0.06)			$--	($0.16)		$0.21
Net income		$1.28	$1.81			$1.18	$2.14		$5.05
Earnings per average common share (diluted):
Income from continuing operations		$1.85	$1.54			$1.04	$1.65		$4.18
Income (loss) from discontinued operations		($0.57)	$0.33			$0.14	$0.65		$0.64
Cumulative effect of changes in accounting principles		$--	($0.06)			$--	($0.16)		$0.21
Net income		$1.28	$1.81			$1.18	$2.14		$5.03
Common shares outstanding at year-end (000s)	115,	742	110,	963	92,	304	89,	682	79,	010
Dividends declared per common share	$1.0	125	$1.00			$2.00	$2.00		$2.00
Market value per share at year-end		$28.60	$24.90			$16.55	$30.36		$31.88
Book value per share at year-end (3)		$22.13	$21.37			$19.89	$21.39		$25.79

Other Selected Financial Data:
Cash flows from operating activities (continuing operations)		$501.6	$460.7			$541.3	$457.1		$393.6
Construction and acquisition expenditures		$649.2	$837.2			$648.4	$692.5		$831.7
Total assets at year-end (3)		$8,275.2	$7,797.5			$7,848.2	$7,007.5		$7,436.7
Long-term obligations, net		$2,518.0	$2,321.6			$2,784.2	$2,586.0		$2,128.5
Times interest earned before income taxes (4)	2.75	X	2.17	X	1.80	X	2.06	X	4.35	X
Capitalization ratios:
Common equity (3)		48%	47%			36%	41%		44%
Preferred stock		4%	5%			4%	2%		2%
Long- and short-term debt		48%	48%			60%	57%		54%

Total		100%	100%			100%	100%		100%

(1)	Refer to "Alliant Energy Results of Operations" in MDA for a discussion of the 2004, 2003 and 2002 results of operations.
(2)	Includes $204.0 million ($2.58 per diluted share) of non-cash net income related to Alliant Energy's adoption of Statement of
Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities," and $15.6 million
($0.20 per diluted share) of net income from gains on sales of McLeodUSA Incorporated (McLeod) stock.
(3)	Alliant Energy adjusts the carrying value of its investments in McLeod to its estimated fair value, pursuant to the applicable accounting rules. At Dec. 31, 2000, the carrying amount reflected an unrealized gain of approximately $543 million with a net of tax increase to common equity of $317 million. The unrealized gain (loss) was not significant during all other periods reported.
(4)	Represents income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense.

IPL	2004 (1)	2003 (1)	2002 (1)	2001	2000
	(in millions)

Operating revenues	$1,459.6	$1,371.2	$1,242.4	$1,352.6	$1,234.0
Earnings available for common stock	110.3	87.1	88.0	94.7	99.7
Cash dividends declared on common stock	102.0	89.1	81.8	80.3	80.3
Cash flows from operating activities	345.7	321.9	250.4	305.9	267.6
Total assets	3,869.1	3,621.0	3,192.8	2,854.2	2,924.2
Long-term obligations, net	1,038.9	910.5	902.2	922.9	792.3

(1) Refer to “IPL Results of Operations” in MDA for a discussion of the 2004, 2003 and 2002 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2004 (1)	2003 (1)	2002 (1)	2001	2000
	(in millions)

Operating revenues	$1,209.8	$1,217.0	$989.5	$993.7	$862.4
Earnings available for common stock	110.4	111.6	77.6	70.2	68.1
Cash dividends declared on common stock	89.0	70.6	59.6	60.4	--
Cash flows from operating activities	199.3	138.5	223.8	135.9	174.1
Total assets	2,656.1	2,469.3	2,335.1	2,217.5	2,160.6
Long-term obligations, net	491.3	453.5	523.3	523.2	569.3

(1) Refer to “WPL Results of Operations” in MDA for a discussion of the 2004, 2003 and 2002 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on sales and revenues; economic and political conditions in Alliant Energy Corporation’s (Alliant Energy’s) domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress and recently enacted federal tax legislation, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, the earning of reasonable rates of return in current and future proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased power and fuel costs through domestic and international rates; issues related to electric transmission, including recovery of costs incurred, and federal legislation and regulation affecting such transmission; risks related to the operations of Alliant Energy’s nuclear facilities and unanticipated issues relating to the anticipated sale of Alliant Energy’s interests in the Kewaunee Nuclear Power Plant (Kewaunee) and Duane Arnold Energy Center (DAEC); costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; the results from Alliant Energy’s International investments; stable foreign exchange rates; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue its comprehensive cost-cutting and operational efficiency efforts; Alliant Energy’s ability to identify and successfully complete potential acquisitions and development projects; Alliant Energy’s ability to complete its proposed divestitures of various businesses and investments in a timely fashion and for anticipated proceeds; Alliant Energy’s ability to achieve its earnings per average common share (EPS) growth, dividend payout ratio and total shareowner return goals; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation rates; and factors listed in “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy operates as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935 (PUHCA). The first tier subsidiaries of Alliant Energy are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa, Minnesota and Illinois. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin and Illinois. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Alliant Energy manages three primary businesses: 1) domestic utility business (IPL and WPL); 2) non-regulated businesses (Resources and subsidiaries); and 3) other as defined below.

Domestic Utility Business - IPL and WPL own a portfolio of domestic electric generating facilities with a diversified fuel mix including coal, nuclear, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased-power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The domestic utility business also procures natural gas from various suppliers to provide service to approximately 400,000 gas customers in the upper Midwest. Alliant Energy’s domestic utility business is its core business and primary source of earnings and cash flows. The earnings and cash flows from the domestic utility business are sensitive to various external factors including, but not limited to, the impact of weather on electric and gas sales volumes, the amount and timing of rate relief approved by regulatory authorities and other factors listed in “Forward-Looking Statements.”

Non-regulated Businesses - Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation (domestic generation projects); International (foreign energy generation and delivery systems in Brazil, China and New Zealand); and Other Non-regulated Investments (includes investments in environmental engineering and site remediation, transportation, a resort development in Mexico (Laguna del Mar), synthetic fuel and energy technologies investments, as well as the oil and gas pipeline gathering systems and biomass facility that Alliant Energy recently decided to divest).

Other - includes the operations of Corporate Services as well as Alliant Energy (the parent company).

Summary of Historical Results of Operations - Alliant Energy’s diluted EPS was as follows:

	2004	2003	2002
Income from continuing operations	$1.85	$1.54	$1.04
Income (loss) from discontinued operations	(0.57)	0.33	0.14
Cumulative effect of changes in accounting principles	--	(0.06)	--
Net income	$1.28	$1.81	$1.18

Additional details regarding Alliant Energy’s net income were as follows (in millions):

	2004	2003	2002
Continuing operations:
Domestic utility	$221.4	$197.2	$165.8
Non-regulated (Resources)	(3.6)	(29.4)	(73.8)
Alliant Energy parent and other (primarily taxes, interest and
administrative and general)	(7.0)	(11.8)	2.1
Income from continuing operations	210.8	156.0	94.1
Income (loss) from discontinued operations	(65.3)	33.5	12.8
Cumulative effect of changes in accounting principles	--	(6.0)	--
Net income	$145.5	$183.5	$106.9

In spite of extremely mild weather conditions in 2004, Alliant Energy’s earnings from its domestic utility business were higher in 2004 compared to 2003 due to the impact of rate increases, a lower effective income tax rate and weather-normalized sales growth. These items were partially offset by higher other operating expenses, although Alliant Energy was able to mitigate the impact of this to a degree by its comprehensive cost-cutting and operational efficiency efforts. Alliant Energy estimates the extremely mild weather conditions in its domestic utility electric and gas service territories had a negative impact on its 2004 after-tax earnings of $22 to $25 million. The improved results from continuing operations of $26 million from Alliant Energy’s non-regulated businesses in 2004 were primarily due to a decrease in interest expense of $21 million in 2004 compared to 2003, a gain realized on the sale of Alliant Energy’s remaining interest in Whiting Petroleum Corporation (WPC) in 2004 and lower charges related to early debt reductions.

The 2003 increase in domestic utility income from continuing operations was largely due to higher electric and gas margins, which were partially offset by higher operating expenses. The significant improvement in Alliant Energy’s non-regulated results from continuing operations in 2003 was primarily due to improved results from its International businesses and lower non-cash valuation charges, which were partially offset by charges in 2003 related to early debt reductions.

Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during 2004, 2003 and 2002.

STRATEGIC OVERVIEW

Summary - Alliant Energy’s strategic plan is based on five primary principles: a regional focus on utility operations; investments in new domestic utility generation; a focused approach to diversified operations; maintaining sustained, long-term strong financial performance with a strong balance sheet and investment grade credit ratings; and maintaining a performance culture focused on accountability and adherence to its corporate values of ethics, safety, diversity, efficiency and attention to the environment. This strategic plan is also concentrated on building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s domestic utility customers with safe, reliable and environmentally sound energy service, increasing the returns on invested capital in all of Alliant Energy’s businesses and streamlining Alliant Energy’s portfolio of businesses. Alliant Energy has also implemented a comprehensive Lean Six Sigma program to assist it in generating cost savings and operational efficiencies in 2005 and beyond. Alliant Energy’s domestic utility business is its core business and the sole growth platform within its strategic plan and Alliant Energy expects it to provide the larger share of its long-term earnings growth. It will also be the business that Alliant Energy will invest the majority of its capital in during 2005 and 2006. Refer to “Liquidity and Capital Resources - Cash Flows from (used for) Investing Activities - Construction and Acquisition Expenditures” for additional information. Alliant Energy’s remaining non-regulated businesses will serve as ongoing business platforms. Alliant Energy expects these businesses to contribute to its earnings growth, but to a lesser degree than its growth platform (i.e., domestic utility business). Alliant Energy intends to concentrate its strategic focus on the profitability and cash flows of its remaining non-regulated platforms and will consider additional divestitures if provided the right opportunity to maximize value and/or eliminate unwarranted risk.

Alliant Energy’s strategy reflects the fact that it has investment opportunities in its domestic utility business that did not exist several years ago. Progressive legislation was passed in Iowa that provides companies with the necessary rate making principles - and resulting increased regulatory and investment certainty - prior to making certain generation investments in Iowa. Wisconsin also enacted legislation with the goal of assuring reliable electric energy for Wisconsin. The law allows the construction of merchant power plants in the state and streamlines the regulatory approval process for building new generation and transmission facilities. In addition, the Public Service Commission of Wisconsin (PSCW) approved a plan proposed by another Wisconsin utility, which provides a similar level of investment certainty by leasing generation from an affiliate. These changes have enabled Alliant Energy to pursue additional generation investments in its domestic utility business to serve its customers and to provide shareowners with greater certainty regarding the returns on these investments.

Domestic Utility Generation Plan - In 2003, Alliant Energy announced a plan to add an additional 1,600 megawatts (MW) of domestic utility generating capacity to its diversified portfolio by 2010. Alliant Energy intends to add this new generation to meet increasing customer demand, reduce reliance on purchased-power agreements and mitigate the impacts of potential future plant retirements. Alliant Energy will continue to purchase energy and capacity in the market and intends to remain a net purchaser of both, but at a reduced level assuming the successful completion of these generation projects. The plan also reflects continued commitments to Alliant Energy’s energy efficiency and environmental protection programs. The following is a summary of the significant progress Alliant Energy has made to-date regarding the execution of this plan:

•

Alliant Energy continues to make progress on acquiring regulatory approvals for the 300 MW, simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin. Resources’ Non-regulated Generation business began construction of the generating facility in 2004 and is expected to complete the facility in time to meet increased summer demand in 2005. Alliant Energy is proposing that Resources’ Non-regulated Generation business would own the facility and enter into a long-term agreement with WPL whereby WPL would operate and maintain the facility and have exclusive rights to the generation output. The facility is expected to cost approximately $150 million, of which approximately $120 million had already been expended as of Dec. 31, 2004. The proposed structure is subject to final PSCW approval.

•

In October 2004, the federal renewable energy production tax credit was extended for generating facilities that will be placed in service prior to Jan. 1, 2006. As a result, Alliant Energy has moved forward with its plans to add 230 MW of wind generation to its diversified generation portfolio, preferably as purchased-power agreements. IPL and WPL each currently plan to add up to 100 MW of additional wind generation to their renewable resource portfolios by the end of 2005.

•

In May 2004, Alliant Energy announced WPL would pursue plans to build a jointly-owned 500 MW base-load electric plant with Wisconsin Public Service Corporation (WPSC) (respective ownership levels have not yet been determined). The planning process will include feasibility and siting studies. Based on the current energy requirement studies of both companies, WPL expects significant increases in electric supply are likely to be needed to offset rising energy demand and expiring purchased-power agreements by 2010.

•

IPL’s 565 MW, combined-cycle, natural gas-fired Emery Generating Facility (Emery) near Mason City, Iowa was completed on time and on budget and placed in service in May 2004. The rate making principles included a 12.23% return on common equity.

Alliant Energy reviews and updates, as deemed necessary and in accordance with regulatory requirements, its domestic utility generation requirements on a periodic basis.

Asset Divestitures - Alliant Energy is committed to streamlining its portfolio of businesses to those that can provide meaningful earnings and cash flows for shareowners with acceptable risk profiles, as well as those it is prepared to invest the capital needed to reach the scale necessary to generate such earnings and cash flows. Consistent with this strategic focus and following the divestitures of its Australian, affordable housing, SmartEnergy, Inc., the majority of its oil and gas (WPC) and several other modest businesses in 2003, Alliant Energy completed the divestitures of additional businesses in 2004. In addition, Alliant Energy is in the process of divesting additional non-regulated and domestic utility businesses. The proceeds realized from these asset sales are expected to be available for debt reduction and other general corporate purposes. The following is a summary of Alliant Energy’s asset divestiture activities in 2004 and to date in 2005.

Non-regulated Businesses - In November 2004, Alliant Energy completed the sale of its remaining interest in WPC, generating pre-tax proceeds of approximately $30 million and a gain of $0.08 per share. In July 2004, Alliant Energy announced its intention to divest its energy services (Cogenex Corporation and affiliates), gas marketing (NG Energy Trading, LLC (NGE)) and energy management services businesses within its former Integrated Services platform. During the second half of 2004, Alliant Energy completed the sale of NGE and the energy management services business and plans to divest its energy services business (net book value of approximately $40 million at Dec. 31, 2004) during the first half of 2005. As of Dec. 31, 2004, these businesses have been reported as assets held for sale and discontinued operations. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding these businesses.

In January 2005, Alliant Energy also announced its intention to divest in 2005 its oil and gas gathering pipeline systems as well as its investment in a biomass facility, two additional businesses within its former Integrated Services platform. The net book value of these two businesses was approximately $25 million at Dec. 31, 2004. Alliant Energy expects these businesses will qualify for reporting as assets held for sale and discontinued operations in 2005. The 2004 earnings from continuing operations included a loss of $0.04 per share from these two businesses.

Alliant Energy is currently evaluating and considering the full range of options available to it as relates to the future of its non-regulated businesses, including International and Laguna del Mar, with a focus on the pursuit of the action that best protects its interests and maximizes the overall value of its investments for Alliant Energy’s shareowners.

Domestic Utility Business - Alliant Energy is currently pursuing the sale of its two nuclear generating facilities, WPL’s 41% interest in Kewaunee and IPL’s 70% interest in DAEC. In pursuing the sale of both of these facilities, Alliant Energy expects to reduce the financial and operational uncertainty associated with nuclear generating facility ownership and operations, yet still retain the benefit of the output from such plants through purchased-power agreements. In November 2004, the PSCW issued a decision rejecting WPL’s and WPSC’s joint application to sell Kewaunee to Dominion Resources, Inc. (Dominion). WPL and WPSC joined Dominion and applied for a rehearing with the PSCW to continue the pursuit of the sale of the plant. In January 2005, the PSCW accepted the rehearing petition and expects to rule on the sale in the first half of 2005. Also, Alliant Energy announced in December 2004 its intention to sell its ownership interest in DAEC. Alliant Energy currently intends to enter into a definitive sales agreement for DAEC during 2005 and will then seek all appropriate state and federal regulatory approvals. Refer to Notes 17 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the proposed sale of these nuclear generating facilities.

In August 2004, Alliant Energy announced its intention to sell its Illinois electric and gas utility properties (net book value of approximately $50 million to $60 million as of Dec. 31, 2004) owned by IPL and WPL. The administrative costs of serving relatively few customers in a jurisdiction that requires the same regulatory and administrative support as a state with a larger number of customers make it difficult for Alliant Energy to offer its services cost-effectively. Alliant Energy currently intends to enter into a sales agreement for the Illinois properties in the first half of 2005 and any such sales agreement would be subject to regulatory approvals.

In January 2005, WPL and the city of Ripon, Wisconsin finalized a purchase and sale agreement for the sale of the water utility serving the Ripon area. Pending approval by the PSCW, the transfer of ownership of the water utility is expected to take place in the first half of 2005. WPL also continues to make progress on the sale of its water utility in South Beloit, Illinois.

Of all these domestic utility business divestitures, only WPL’s water utility in Ripon qualified as assets held for sale as of Dec. 31, 2004 and none of them have been reported as discontinued operations.

RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. WPL has one utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). Alliant Energy’s utility subsidiaries are currently subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale rates and certain natural gas facilities, and state regulation in Iowa, Wisconsin, Minnesota and Illinois for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new generation facilities and related activities.

As a public utility holding company with significant utility assets, Alliant Energy conducts its utility operations in an ever-changing business environment. Electric energy generation, transmission and distribution are facing a period of fundamental change resulting from potential legislative, regulatory, economic and technological changes. However, the pace of restructuring in Alliant Energy’s primary retail electric service territories has been delayed (and may continue to be delayed for a long period of time) due to uncertainty and developments in the industry. Alliant Energy cannot predict the timing of a restructured electric industry or the impact on its financial condition or results of operations.

Certain Recent Developments - Details of Alliant Energy’s domestic utility rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Water (W); To Be Determined (TBD); Not Applicable (N/A); Fuel-related (F-R)):

Case	Utility Type	Filing Date	Increase Requested	Interim Increase Granted (1)	Interim Effective Date	Final Increase Granted (1)	Final Effective Date	Expected Final Effective Date	Return on Common Equity	Notes
WPL:
2002 retail	E/G/W	8/01	$104	$49	4/02	$82	9/02	N/A	12.3%
2003 retail	E/G/W	5/02	123	--	N/A	81	4/03	N/A	12%
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%
2005/2006 retail	E/G	9/04	63	N/A	N/A	TBD	TBD	7/05	TBD	(2)
2004 retail (F-R)	E	2/04	16	16	3/04	10	10/04	N/A	N/A	(3)
2004 retail (F-R)	E	12/04	9	--	N/A	--	N/A	N/A	N/A	(4)
South Beloit retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	G-9.87%/ W-9.64%
Wholesale	E	2/02	6	6	4/02	3	1/03	N/A	N/A
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	8/05	N/A
IPL:
IA retail	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IA retail	G	7/02	20	17	10/02	13	8/03	N/A	11.05%
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%	(3)

(a) Emery - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	The 2005/2006 retail rate case is based on a test period from July 2005 to June 2006.
(3)	Since the final increase was lower than the interim relief granted, a refund to customers was made in 2004.
(4)

The PSCW denied WPL’s request for a rate increase in this proceeding during an oral hearing held in February 2005. WPL expects to receive the final written order in March 2005 and will consider its alternatives upon a thorough review of such written order.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred by IPL and WPL or costs they expect to incur. In addition to the 2005/2006 retail base rate case, WPL currently plans to file an estimated $25 million to $35 million fuel-related rate case in the first quarter of 2005, with anticipated approval from the PSCW to implement interim rates for the fuel-related increase to be effective approximately three weeks after the filing is made. The major drivers in WPL’s base rate and fuel-related rate cases for 2005 are both fixed and variable fuel and purchased power costs. Thus, the potential increase in revenues related to these rate increase requests is not expected to result in a meaningful increase in net income.

WPL’s retail electric rates are based on annual forecasted fuel and purchased power costs. Under PSCW rules, WPL can seek rate increases for increases in the cost of electric fuel and purchased power if it experiences an increase in costs that are more than 3% higher than the estimated costs used to establish rates. The PSCW attempts to authorize, after a required hearing, interim fuel-related rate increases within 21 days of notice to customers. Any such change in rates would be effective prospectively and would require a refund with interest at the overall authorized return on common equity if final rates are determined to be lower than interim rates approved. Rate decreases due to decreases in fuel-related costs can be implemented without hearing. The rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel-related costs between fuel-related or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-related or base rate cases.

In 2004, a new law impacting ratemaking was passed in Iowa. The new law allows utilities to place in effect interim rates, subject to refund, without review by the Iowa Utilities Board (IUB) within ten days of filing a general rate increase request. The law also allows the IUB to consider known and measurable changes in costs and revenues occurring within nine months from the end of the historical test year in setting final rates in a rate case. Both of these changes are designed to mitigate regulatory lag in Iowa ratemaking, which uses a historical versus projected test year in setting rates.

In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IPL’s results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IPL’s proposed accounting treatment to defer the tax savings as a regulatory liability resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS, which is expected to occur in 2005 or 2006. There would be no material negative impact on IPL’s results of operations or financial position should the IRS reject IPL’s proposal.

Energy-related legislation is currently pending in the United States (U.S.) Congress that, among other proposals, would repeal PUHCA. However, it is uncertain when or whether such legislation will be enacted or what impact it would have on Alliant Energy.

ALLIANT ENERGY RESULTS OF OPERATIONS

Unless otherwise noted, all “per share” references in the Results of Operations section refer to diluted EPS.

Overview - Refer to “Executive Summary” for an overview of Alliant Energy’s 2004, 2003 and 2002 earnings and the various components of Alliant Energy’s business.

Domestic Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree day data for Alliant Energy were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$716.7	$684.6	5%	$626.9	9%	7,354	7,565	(3%)	7,616	(1%)
Commercial	437.8	409.7	7%	376.4	9%	5,702	5,663	1%	5,542	2%
Industrial	609.9	571.6	7%	526.8	9%	12,596	12,345	2%	12,297	--
Total from retail
customers	1,764.4	1,665.9	6%	1,530.1	9%	25,652	25,573	--	25,455	--
Sales for resale	185.8	195.8	(5%)	160.3	22%	5,102	5,495	(7%)	4,805	14%
Other	58.8	55.4	6%	62.1	(11%)	178	184	(3%)	197	(7%)
Total revenues/sales	2,009.0	1,917.1	5%	1,752.5	9%	30,932	31,252	(1%)	30,457	3%
Electric production
fuel and purchased-
power expense	747.4	730.6	2%	651.8	12%
Margins	$1,261.6	$1,186.5	6%	$1,100.7	8%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

	Actual
Cooling degree days*:	2004	2003	2002	Normal
Cedar Rapids (IPL)	139	276	397	379
Madison (WPL)	138	224	356	242
*	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Electric margins increased $75 million, or 6%, in 2004, primarily due to the impact of various rate increases implemented in 2004 and 2003, which included increased revenues to recover a significant portion of higher utility operating expenses, an approximate 2% increase in weather-normalized sales and lower purchased-power capacity costs at IPL. This sales growth included an increase of 2% in industrial sales, reflecting improving economic conditions in Alliant Energy’s domestic utility service territories. These items were partially offset by the impact of extremely mild weather in 2004, $8 million of lower energy conservation revenues and the effect of WPL implementing seasonal rates for the first time in April 2003. Alliant Energy estimates the mild weather conditions had a negative impact of approximately $33 million to $38 million on its electric utility margins in 2004 compared to normal weather. By comparison, Alliant Energy estimates the impact of weather had a negative impact of approximately $9 million to $10 million on its electric utility margins in 2003 compared to normal weather. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Electric margins increased $86 million, or 8%, in 2003, primarily due to the impact of rate increases implemented in 2003 and 2002, including increased revenues to recover a significant portion of higher utility operating expenses, lower purchased-power and fuel costs impacting margins, the impact of WPL implementing seasonal rates in 2003 for the first time, weather-normalized retail sales growth and higher sales to non-retail customers. These items were partially offset by milder weather conditions in 2003 compared to 2002.

In April 2003, WPL implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sept. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, given the seasonal rates were not yet effective in the first quarter of 2003, the impact of seasonal rates increased the 2003 electric margins by approximately $6 million compared to the 2004 and 2002 electric margins.

Domestic Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$315.6	$310.7	2%	$218.7	42%	29,338	31,871	(8%)	30,931	3%
Commercial	172.3	162.7	6%	111.3	46%	19,199	19,947	(4%)	19,348	3%
Industrial	38.4	34.2	12%	25.2	36%	5,127	5,093	1%	5,373	(5%)
Transportation/other	43.5	59.3	(27%)	38.8	53%	49,626	48,978	1%	47,386	3%
Total revenues/sales	569.8	566.9	1%	394.0	44%	103,290	105,889	(2%)	103,038	3%
Cost of gas sold	396.9	396.1	--	249.0	59%
Margins	$172.9	$170.8	1%	$145.0	18%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

	Actual
Heating degree days*:	2004	2003	2002	Normal
Cedar Rapids (IPL)	6,463	6,883	6,577	6,899
Madison (WPL)	6,831	7,337	6,929	7,485
*	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Gas margins increased $2.1 million, or 1%, in 2004, primarily due to improved results of $3.5 million from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners), partially offset by lower sales due to milder weather conditions in 2004 compared to 2003. Gas revenues and cost of gas sold were higher in 2003 compared to 2002 primarily due to increased natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $26 million, or 18%, in 2003, primarily due to the impact of several rate increases implemented during 2003 and 2002, improved results of $2.7 million from WPL’s performance-based gas commodity cost recovery program, continued modest customer growth and slightly more favorable weather conditions during the heating season in 2003 compared to 2002.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Domestic Utility Other Revenues - Other revenues for the domestic utilities decreased $14 million in 2004, primarily due to $13 million of lower construction management revenues from Alliant Energy’s WindConnect™ program, resulting from uncertainty in 2004 regarding the extension of the federal renewable energy production tax credit. This decrease was largely offset by lower operating expenses related to these activities. In the fourth quarter of 2004, the federal renewable energy production tax credit was extended for generating facilities placed in service prior to Jan. 1, 2006. Other revenues for the domestic utilities increased $19 million in 2003, largely due to increased revenues from WindConnect™, which were largely offset by higher operating expenses related to WindConnect™.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues were as follows (in millions):

	2004	2003	2002
International	$136	$117	$100
Environmental engineering and site remediation	85	90	76
Non-regulated Generation	25	24	9
Transportation	23	20	20
Other (includes eliminations)	20	28	20
	$289	$279	$225

The increased International revenues in 2004 were primarily due to increased production at Alliant Energy’s generating facilities in China resulting from increased electricity and steam demand, the acquisition of an additional generating facility in China in 2003 and tariff increases to recover a portion of higher coal and related transportation costs in China. The increased International revenues in 2003 were primarily due to acquisitions of additional generating facilities in China during 2002 and 2003. The 2003 Environmental revenues were higher than those in 2004 and 2002, primarily due to a large construction management project in 2003. The higher Non-regulated Generation revenues in 2003 were primarily due to the acquisition in the first quarter of 2003 of a 309 MW non-regulated, tolled (through May 2008), natural gas-fired power plant in Neenah, Wisconsin. The higher 2003 Other revenues were primarily due to increased revenues from Alliant Energy’s oil and gas gathering pipeline systems (which Alliant Energy is in the process of divesting).

Other Operating Expenses - Other operation and maintenance expenses for the domestic utilities increased $5.4 million in 2004, primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs) and other administrative and general expenses. These items were largely offset by the impact of comprehensive cost-cutting and operational efficiency efforts, lower energy conservation expenses and $9.5 million of lower expenses for WindConnect™. Other operation and maintenance expenses for the domestic utilities increased $79 million in 2003, primarily due to increases in the amortization of deferred costs that are now being recovered in rates and increased employee and retiree benefits, WindConnect™ and nuclear expenses. The increased nuclear expenses in 2003 resulted primarily from a planned refueling outage at Kewaunee in 2003. A similar planned outage occurred in 2004 but there was no refueling outage in 2002. These 2003 items were partially offset by lower fossil generation expenses due to the timing of boiler plant maintenance.

Non-regulated operation and maintenance expenses were as follows (in millions):

	2004	2003	2002
International	$114	$90	$77
Environmental engineering and site remediation	78	79	68
Non-regulated Generation	12	14	16
Transportation	12	12	11
Other (includes eliminations)	39	47	28
	$255	$242	$200

The variances in 2004 and 2003 were largely driven by the same factors impacting the revenue variances discussed previously. The International increase in 2004 was also due to higher coal and related transportation costs for its generating facilities in China and higher litigation-related expenses incurred defending Alliant Energy’s shareholder rights in Brazil. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” and “Other Matters - Other Future Considerations - Brazil” for additional discussion of these issues. Charges of $3.5 million and $4.8 million were included in Non-regulated Generation in 2003 and 2002, respectively, for cancelled contracts and generation projects. Asset valuation charges of $2.2 million and $6.4 million are included in Other in 2004 and 2003, respectively, related to a small biomass facility (which Alliant Energy is in the process of divesting).

Depreciation and amortization expense increased $30 million and $24 million in 2004 and 2003, respectively. The 2004 increase was primarily due to utility property additions, including Emery, and the implementation of higher depreciation rates at IPL on Jan. 1, 2004 resulting from an updated depreciation study. The 2003 increase was primarily due to utility property additions, an increase of $11 million in non-regulated depreciation and amortization due largely to acquisitions at the non-regulated businesses and higher contributions of $4.4 million to IPL’s nuclear decommissioning trust fund.

Taxes other than income taxes increased $11 million and decreased $14 million in 2004 and 2003, respectively, primarily due to changes in property taxes at IPL related to a 2003 property tax settlement and expiration of provisions which required additional payments in the early years of the revised property tax regulations in Iowa. The 2004 increase also was due to increased gross receipts taxes at WPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense and Other - Interest expense decreased $28 million and increased $25 million in 2004 and 2003, respectively. The 2004 decrease was primarily due to a $21 million decrease in interest expense at Alliant Energy’s non-regulated businesses resulting from lower average borrowings as a result of debt retirements during 2003 and 2004 (largely from the use of asset sale proceeds), $5.6 million of credit facility fees incurred during the first half of 2003 and the capitalization of $5.4 million of interest in 2004 related to the generating facility under construction near Sheboygan Falls, Wisconsin. The 2004 decrease was also due to the impact of additional equity issued by Alliant Energy during 2003 and 2004 and various debt refinancings. The 2003 increase was primarily due to higher average borrowing rates at Resources due to an increase in the mix of long- versus short-term debt outstanding, higher credit facility fees at Resources and higher interest expense at the parent company. The 2003 increase was partially offset by the impact of lower average borrowings at Resources.

Loss on early extinguishment of debt includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements. The $8.9 million in 2004 relates to $42 million of senior notes retired by Resources. The $16.9 million in 2003 relates to $72 million of senior notes retired by Resources and $24 million of senior notes retired by the parent company.

Equity (income) loss from Alliant Energy’s unconsolidated investments was as follows (in millions):

	2004	2003	2002
American Transmission Company LLC (ATC)	($19)	($16)	($14)
Brazil	(17)	(9)	23
New Zealand	(11)	(8)	(4)
Wisconsin River Power Company (WRPC)	(6)	(5)	(3)
Alliant Energy Synfuel LLC ((Synfuel) - excludes tax benefits)	19	20	13
Other	(1)	(1)	(2)
	($35)	($19)	$13

The higher equity income from ATC in 2004 and 2003 was due to rate increases at ATC. The higher equity income from Alliant Energy’s Brazil investments in 2004 was primarily due to the impact of rate increases implemented at the Brazilian operating companies in 2004 and 2003 and a gain of $5.1 million (representing Alliant Energy’s allocated portion of the total gain) realized in 2004 from the sale of two hydroelectric plants, partially offset by higher operating and interest expenses at the Brazilian operating companies. The improved results from New Zealand during 2004 were primarily due to higher margins as a result of increased energy prices. The Brazil and New Zealand results do not include Alliant Energy’s allocated debt capital and overhead charges.

The improved results for Brazil during 2003 were primarily due to: rate increases implemented at all five of the Brazil operating companies throughout 2003; an increase in electric sales volumes of approximately 7% in 2003 compared to 2002; foreign currency transaction gains of $2.4 million and losses of $6.5 million during 2003 and 2002, respectively, related to approximately $40 million in debt at one of the Brazilian operating companies; and charges of $7.7 million during 2002 resulting from the receipt of regulatory orders related to the recovery of various costs. The increased earnings from New Zealand during 2003 were primarily due to higher energy prices and gains on asset sales in 2003. In the second quarter of 2002, Synfuel purchased an equity interest in a synthetic fuel processing facility. The synthetic fuel project generates operating losses at its fuel processing facility, which are more than offset by tax credits and the tax benefit of the losses the project generates. All tax benefits are included in “Income taxes” in Alliant Energy’s Consolidated Statements of Income.

Allowance for funds used during construction (AFUDC) was significantly higher in 2004 and 2003 compared to 2002, primarily due to the construction of Emery in 2004 and 2003. Preferred dividend requirements of subsidiaries increased $11 million in 2003 due to an increase in the aggregate amount of preferred stock outstanding at IPL and a higher dividend rate. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the asset valuation charge recorded by Resources in 2002 related to its McLeodUSA Incorporated (McLeod) available-for-sale securities.

Interest income and other increased $6.9 million and $11 million in 2004 and 2003, respectively. The 2004 increase was due to a pre-tax gain of $14.2 million upon the sale of Alliant Energy’s remaining interest in WPC, partially offset by $7.0 million of lower interest income due largely to the impact of ceasing accruing interest income on the loan receivable related to Laguna del Mar effective Jan. 1, 2004. Refer to “Other Matters - Critical Accounting Policies - Asset Valuations - Investments” for additional discussion. The 2003 increase was largely due to the recording of pre-tax asset valuation charges related to Alliant Energy’s investments in Energy Technologies ($2.8 million in 2003 and $10 million in 2002), improvements in the non-cash valuation adjustments related to Resources’ McLeod trading securities and gains from asset sales realized in 2003. The 2003 items were partially offset by lower interest income from loans to discontinued operations due to asset sales during 2003. Refer to Note 1(p) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy's continuing operations were 26.7%, 28.5% and 31.8% in 2004, 2003 and 2002, respectively. The lower effective income tax rate for 2004 was primarily due to the impact of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2003 and 2004 under the provisions of the new legislation and differences in property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Alliant Energy does not anticipate that the impact of Iowa bonus depreciation tax deductions will have a material effect on 2005 and future years. The increase was partially offset by a $4.4 million tax charge recorded in the fourth quarter of 2004 related to recording U.S. taxes on unremitted 2004 and prior year earnings from its China investments at a rate of 5.25% as a result of Alliant Energy's intent to repatriate these earnings to the U.S. in 2005 under the provisions of the recently enacted American Jobs Creation Act (AJCA) tax legislation. Refer to Note 5 of Alliant Energy's "Notes to Consolidated Financial Statements" for additional information regarding the effective income tax rates.

Income (Loss) from Discontinued Operations - Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles - In 2003, Alliant Energy recorded after-tax charges of $3.9 million and $2.1 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” and Emerging Issues Task Force Issue 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” within WPC and NGE, respectively. Alliant Energy has subsequently divested both of these businesses.

IPL RESULTS OF OPERATIONS

Overview - IPL’s earnings available for common stock increased $23 million in 2004 and decreased $0.9 million in 2003. The 2004 increase was primarily due to higher electric margins and a lower effective income tax rate, partially offset by increased operating expenses. The 2003 decrease was primarily due to increased operating and preferred dividend expenses, largely offset by higher electric and gas margins and AFUDC.

Electric Margins - Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$388.9	$367.7	6%	$355.0	4%	3,979	4,155	(4%)	4,184	(1%)
Commercial	257.8	239.4	8%	229.7	4%	3,487	3,496	--	3,392	3%
Industrial	347.3	327.8	6%	315.5	4%	7,827	7,750	1%	7,843	(1%)
Total from retail
customers	994.0	934.9	6%	900.2	4%	15,293	15,401	(1%)	15,419	--
Sales for resale	41.7	40.2	4%	34.5	17%	1,305	1,299	--	1,151	13%
Other	33.5	31.9	5%	30.1	6%	98	102	(4%)	103	(1%)
Total revenues/sales	1,069.2	1,007.0	6%	964.8	4%	16,696	16,802	(1%)	16,673	1%
Electric production fuel and purchased-
power expense	315.9	320.9	(2%)	299.3	7%
Margins	$753.3	$686.1	10%	$665.5	3%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for IPL’s cooling degree day data.

Electric margins increased $67 million, or 10%, in 2004, primarily due to the impact of rate increases implemented in 2004 and 2003, which included increased revenues to recover a significant portion of higher operating expenses, weather-normalized sales growth including increased industrial sales which reflects improving economic conditions in IPL’s service territory and lower purchased-power capacity costs. These items were partially offset by the impact of extremely mild weather conditions as cooling degree days in Cedar Rapids were 63% below normal in 2004. Alliant Energy estimates the impact of weather reduced electric margins by approximately $21 million to $24 million in 2004 compared to normal weather. By comparison, Alliant Energy estimates that mild weather conditions reduced electric margins by approximately $6 million to $7 million in 2003 compared to normal weather.

Electric margins increased $21 million, or 3%, in 2003, primarily due to the impact of retail rate increases implemented during 2003 and 2002, including increased revenues to recover a significant portion of higher operating expenses, lower purchased-power capacity costs of $6.4 million, weather-normalized retail sales growth and higher sales to non-retail customers, partially offset by the impact of milder weather conditions in 2003 compared to 2002 and a sluggish economy.

Gas Margins - Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$179.2	$173.6	3%	$124.2	40%	16,882	19,074	(11%)	18,068	6%
Commercial	95.5	88.1	8%	61.2	44%	10,614	11,408	(7%)	10,774	6%
Industrial	30.3	24.6	23%	18.2	35%	4,029	3,911	3%	4,070	(4%)
Transportation/other	11.0	8.2	34%	11.3	(27%)	28,942	29,182	(1%)	28,814	1%
Total revenues/sales	316.0	294.5	7%	214.9	37%	60,467	63,575	(5%)	61,726	3%
Cost of gas sold	231.1	209.8	10%	138.9	51%
Margins	$84.9	$84.7	--	$76.0	11%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for IPL’s heating degree day data.

Gas revenues and cost of gas sold were higher in 2003 compared to 2002 due to increased natural gas prices. These increases alone had no impact on IPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $8.7 million, or 11%, in 2003, primarily due to the impact of a retail rate increase implemented during 2002 and increased sales, which were largely due to slightly more favorable weather conditions during the heating season in 2003 compared to 2002.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues - Steam and other revenues increased $7.0 million in 2003, primarily due to higher construction management revenues from WindConnect™. These increases were largely offset by higher operating expenses related to WindConnect™.

Other Operating Expenses - Other operation and maintenance expenses increased $20 million in 2004 primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs) and other administrative and general expenses, partially offset by the impact of comprehensive cost-cutting and operational efficiency efforts. Depreciation and amortization expense increased $25 million in 2004, primarily due to property additions, including Emery, and the implementation of higher depreciation rates on Jan. 1, 2004 resulting from an updated depreciation study. Taxes other than income taxes increased $6.7 million in 2004 due to increased property taxes.

Other operation and maintenance expenses increased $23 million in 2003, largely due to higher employee and retiree benefits, WindConnect™ and steam production fuel costs. These items were partially offset by decreased transmission and distribution and generation expenses. Depreciation and amortization expense increased $17 million in 2003, largely due to higher amortization of software of $6.8 million, property additions and increased contributions of $4.4 million to the nuclear decommissioning trust fund. Taxes other than income taxes decreased $14 million in 2003, largely due to decreased property taxes, related to a 2003 property tax settlement and expiration of provisions which required additional payments in the early years of the revised property tax regulations in Iowa.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense and Other - Interest expense increased $2.5 million in 2004, due to higher average borrowings outstanding primarily due to financing a portion of the construction costs of Emery. AFUDC was significantly higher in 2004 and 2003 compared to 2002 primarily due to the construction of Emery in 2004 and 2003.

Income Taxes - The effective income tax rates were 32.9%, 41.5% and 40.7% in 2004, 2003 and 2002, respectively. The lower effective income tax rate for 2004 was primarily due to the impact of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2003 and 2004 under the provisions of the new legislation and differences in property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding the effective income tax rates.

Preferred Dividend Requirements - Preferred dividend requirements increased $11 million in 2003 due to an increase in the aggregate amount of preferred stock outstanding and a higher dividend rate.

WPL RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock decreased $1.2 million in 2004 and increased $34 million in 2003. The 2004 decrease was primarily due to increased operating expenses, largely offset by higher electric margins. The 2003 increase was primarily due to higher electric and gas margins, partially offset by increased operating expenses.

Electric Margins - Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$327.8	$316.9	3%	$271.9	17%	3,375	3,410	(1%)	3,432	(1%)
Commercial	180.0	170.3	6%	146.7	16%	2,215	2,167	2%	2,150	1%
Industrial	262.6	243.8	8%	211.3	15%	4,769	4,595	4%	4,454	3%
Total from retail
customers	770.4	731.0	5%	629.9	16%	10,359	10,172	2%	10,036	1%
Sales for resale	144.1	155.6	(7%)	125.8	24%	3,797	4,196	(10%)	3,654	15%
Other	25.3	23.5	8%	32.0	(27%)	80	82	(2%)	94	(13%)
Total revenues/sales	939.8	910.1	3%	787.7	16%	14,236	14,450	(1%)	13,784	5%
Electric production fuel and purchased-
power expense	431.5	409.7	5%	352.5	16%
Margins	$508.3	$500.4	2%	$435.2	15%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for WPL’s cooling degree day data.

Electric margins increased $7.9 million, or 2%, in 2004, primarily due to the impact of various rate increases in 2004 and 2003, which included increased revenues to recover a significant portion of higher operating expenses, and weather-normalized sales growth of 3%, including increased industrial sales of 4% which reflects improving economic conditions in WPL’s service territory. These items were partially offset by the impact of extremely mild weather conditions in 2004, $8.9 million of lower energy conservation revenues and the effect of implementing seasonal rates in 2003. Cooling degree days in Madison were 43% below normal in 2004. Alliant Energy estimates the impact of weather reduced electric margins by approximately $12 million to $14 million in 2004 compared to normal weather. By comparison, Alliant Energy estimates that mild weather conditions reduced electric margins by approximately $3 million in 2003 compared to normal weather. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Electric margins increased $65 million, or 15%, in 2003, primarily due to the implementation of rate increases during 2003 and 2002, including increased revenues to recover a significant portion of WPL’s increased operating expenses, weather-normalized retail sales growth, the impact of WPL implementing seasonal rates in 2003 for the first time, lower purchased-power and fuel costs impacting margins and higher sales to non-retail customers. These items were partially offset by lower energy conservation revenues and the impact of milder weather conditions in 2003 compared to 2002. Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for further discussion of seasonal rates.

Gas Margins - Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2004	2003	*	2002	**	2004	2003	*	2002	**
Residential	$136.4	$137.1	(1%)	$94.5	45%	12,456	12,797	(3%)	12,863	(1%)
Commercial	76.8	74.6	3%	50.1	49%	8,585	8,539	1%	8,574	--
Industrial	8.1	9.6	(16%)	7.0	37%	1,098	1,182	(7%)	1,303	(9%)
Transportation/other	32.5	51.1	(36%)	27.5	86%	20,684	19,796	4%	18,572	7%
Total revenues/sales	253.8	272.4	(7%)	179.1	52%	42,823	42,314	1%	41,312	2%
Cost of gas sold	165.8	186.3	(11%)	110.1	69%
Margins	$88.0	$86.1	2%	$69.0	25%

* Reflects the % change from 2003 to 2004. ** Reflects the % change from 2002 to 2003.

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for WPL’s heating degree day data.

Gas margins increased $1.9 million, or 2%, in 2004, primarily due to improved results of $3.5 million from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners), partially offset by lower sales to retail customers due to milder weather conditions in 2004 compared to 2003. Gas revenues and cost of gas sold were higher in 2003 compared to 2002 due to increased natural gas prices. These increases alone had little impact on WPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $17 million, or 25%, in 2003, primarily due to the impact of rate increases implemented during 2003 and 2002, improved performance of $2.7 million from WPL’s performance-based gas commodity cost recovery program and continued modest customer growth.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Other Revenues - Other revenues decreased $18 million in 2004 primarily due to lower construction management revenues from WindConnect™, resulting from uncertainty in 2004 regarding the extension of the federal renewable energy production tax credit. This decrease was largely offset by lower operating expenses related to this activity. In the fourth quarter of 2004, the federal renewable energy production tax credit was extended for generating facilities that will be placed in service prior to Jan. 1, 2006. Other revenues increased $12 million in 2003, primarily due to increased revenues from WindConnect™, which were largely offset by higher operating expenses.

Other Operating Expenses - Other operation and maintenance expenses decreased $11 million in 2004, primarily due to $11 million of lower expenses for WindConnect™, lower energy conservation expenses and the impact of comprehensive cost-cutting and operational efficiency efforts. These items were partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs). Depreciation and amortization increased $6.1 million in 2004, primarily due to property additions. Taxes other than income taxes increased $4.7 million in 2004, primarily due to increased gross receipts taxes.

Other operation and maintenance expenses increased $53 million in 2003, largely due to increases in the amortization of deferred costs that are now being recovered in rates, employee and retiree benefits, WindConnect™ and nuclear expenses. The increased nuclear expenses resulted primarily from a planned refueling outage at Kewaunee in 2003. A similar planned outage occurred in 2004 but there was no refueling outage in 2002. These items were partially offset by lower fossil generation expenses. Depreciation and amortization expense decreased $3.8 million in 2003, primarily due to lower software amortizations, partially offset by property additions.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Interest Expense and Other - Interest expense decreased $4.4 million and $2.3 million for 2004 and 2003, respectively, primarily due to lower average borrowings outstanding. Equity income from unconsolidated investments increased $4.3 million and $3.7 million for 2004 and 2003, respectively, primarily due to higher earnings at ATC resulting from rate increases.

Income Taxes - The effective income tax rates were 36.8%, 36.4%, and 35.6% in 2004, 2003 and 2002, respectively. Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy believes it has a strong liquidity position and expects to maintain this position over its planning period of 2005 to 2009 as a result of its available capacity under its revolving credit facilities and sale of accounts receivable program, stable operating cash flows from its core domestic utility business and its remaining balance of available cash and temporary cash investments. Based on expected operating cash flows and plans to maintain a consolidated debt-to-total capitalization ratio of approximately 50%, Alliant Energy believes it will be able to secure the additional capital required to implement its strategic plan through the 2005 to 2009 planning period. Alliant Energy believes its ability to secure additional capital has been significantly enhanced by its actions during the last several years to strengthen its balance sheet as is evidenced by, among other items, its current debt-to-total capitalization ratio of 48% compared to 61% in early 2003.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its domestic utility customers. Cash from these sales reimburse Alliant Energy for prudently incurred expenses to provide service to its domestic utility customers and provides Alliant Energy a return on the assets that are utilized to provide such services. Utility operating cash flows are expected to substantially cover Alliant Energy’s domestic utility maintenance capital expenditures and dividends paid to Alliant Energy’s shareowners. The capital requirements needed to retire maturing debt and pay capital expenditures associated with building additional generation at its domestic utilities and capital expenditures at its non-regulated businesses are expected to be financed largely through external financings and proceeds from asset divestitures, supplemented by internally generated funds. In order to maintain its planned consolidated capitalization ratios, Alliant Energy may periodically issue additional equity as well as debt to fund such capital requirements.

Cash and Temporary Cash Investments - As of December 31, 2004, Alliant Energy and its subsidiaries had approximately $263 million of cash and temporary cash investments, of which approximately $74 million consisted of deposits in foreign bank accounts. Alliant Energy plans to repatriate the majority of the cash from its International businesses in 2005 under the provisions of the AJCA passed in 2004.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
Cash flows from (used for):	2004	2003	2002	2004	2003	2002	2004	2003	2002
Operating activities	$501.6	$460.7	$541.3	$345.7	$321.9	$250.4	$199.3	$138.5	$223.8
Investing activities	(639.5)	(275.7)	(625.6)	(367.8)	(532.1)	(250.7)	(214.3)	(108.4)	(187.8)
Financing activities	159.7	(1.9)	77.2	20.1	206.2	6.3	(12.0)	(11.6)	(27.7)

Cash Flows from (used for) Operating Activities -

Historical Changes in Cash Flows from Operating Activities - In 2004, Alliant Energy’s cash flows from operating activities increased $41 million primarily due to changes in working capital caused largely by the timing of vendor payments and receivable collections as well as the impact of implementing rate increases at IPL and WPL, partially offset by changes in the levels of accounts receivable sold and higher pension plan contributions; IPL’s cash flows from operating activities increased $24 million primarily due to changes in working capital caused largely by the timing of tax refunds and payments and the impact of rate increases, partially offset by changes in the levels of accounts receivable sold and higher pension plan contributions; WPL’s cash flows from operating activities increased $61 million primarily due to changes in working capital caused largely by the timing of tax payments and refunds. In 2003, Alliant Energy’s cash flows from operating activities decreased $81 million primarily due to changes in working capital caused largely by the timing of receivable collections as well as changes in the levels of accounts receivable sold, partially offset by the impact of implementing rate increases at IPL and WPL and lower pension plan contributions; IPL’s cash flows from operating activities increased $72 million primarily due to changes in working capital caused largely by the timing of receivable collections and changes in the levels of accounts receivable sold, partially offset by the timing of tax payments and refunds; WPL’s cash flows from operating activities decreased $85 million primarily due to changes in the levels of accounts receivable sold and the timing of tax payments and refunds, partially offset by lower pension plan contributions and the impact of rate increases.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on IPL’s sale of accounts receivable program. WPL discontinued its sale of accounts receivable program in 2004.

Cash Flows from (used for) Investing Activities -

Historical Changes in Cash Flows used for Investing Activities - In 2004, Alliant Energy’s cash flows used for investing activities increased $364 million primarily due to proceeds received from asset sales (primarily WPC and its Australian business) in 2003, partially offset by the 2003 acquisition by Resources of a 309 MW power plant in Neenah, Wisconsin, and lower expenditures associated with the construction of Emery; IPL’s cash flows used for investing activities decreased $164 million primarily due to lower expenditures associated with the construction of Emery; WPL’s cash flows used for investing activities increased $106 million primarily due to increased levels of construction and acquisition expenditures and the 2003 proceeds from the sale of WPL’s water utility serving the Beloit area. In 2003, Alliant Energy’s cash flows used for investing activities decreased $350 million primarily due to proceeds from asset sales, partially offset by construction expenditures for the Emery plant; IPL’s cash flows used for investing activities increased $281 million primarily due to construction expenditures for the Emery plant; WPL’s cash flows used for investing activities decreased $79 million primarily due to proceeds from the sale of WPL’s water utility serving the Beloit area and lower nuclear decommissioning trust fund contributions.

Construction and Acquisition Expenditures - Capital expenditures, investments and financing plans are continually reviewed, approved and updated as part of Alliant Energy’s ongoing strategic planning and budgeting processes. In addition, material capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including, but not limited to, economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy’s profitability, Alliant Energy’s desire to maintain investment-grade credit ratings and reasonable capitalization ratios, variations in sales, changing market conditions and new opportunities. Alliant Energy currently anticipates construction and acquisition expenditures during 2005 and 2006 as follows (in millions):

	Alliant Energy		IPL		WPL
	2005	2006	2005	2006	2005	2006
Domestic utility business-related:
Transmission and distribution (electric and gas)	$275	$265	$155	$140	$120	$125
Generation:
Existing plants	85	90	55	60	30	30
Sheboygan Falls facility (1)	30	--	N/A	N/A	N/A	N/A
Environmental	30	35	--	5	30	30
Other miscellaneous utility property	90	90	45	50	45	40
Non-regulated (primarily China and synthetic fuel)	115-145	125-145	N/A	N/A	N/A	N/A
	$625-655	$605-625	$255	$255	$225	$225
(1) Non-regulated Generation in support of domestic utility generation plan

Alliant Energy has not yet entered into contractual commitments relating to the majority of its anticipated capital expenditures. As a result, Alliant Energy does have discretion with regard to the level of capital expenditures eventually incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors. Refer to “Strategic Overview” for a further discussion of Alliant Energy’s domestic utility generation plan as well as an update on Alliant Energy’s asset divestitures.

Cash Flows from (used for) Financing Activities -

Historical Changes in Cash Flows from (used for) Financing Activities - In 2004, Alliant Energy’s cash flows from financing activities increased $162 million primarily due to changes in the amount of debt issued and retired, partially offset by lower proceeds from common and preferred stock issuances compared to 2003; IPL’s cash flows from financing activities decreased $186 million primarily due to a lower capital contribution from Alliant Energy in 2004 as compared to 2003, changes in the amount of debt issued and retired and the issuance of preferred stock in 2003; WPL’s cash flows used for financing activities increased slightly in 2004 primarily due to a capital contribution from Alliant Energy in 2003 and higher common stock dividends, largely offset by changes in the amount of debt issued and retired. In 2003, Alliant Energy’s cash flows from financing activities decreased $79 million primarily due to changes in the amounts of debt and preferred stock issued and retired, partially offset by proceeds from a 2003 common equity offering and lower common stock dividends due to the dividend reduction implemented in 2003; IPL’s cash flows from financing activities increased $200 million primarily due to a higher capital contribution from Alliant Energy in 2003 compared to 2002 and changes in the amount of debt and preferred stock issued and retired; WPL’s cash flows used for financing activities decreased $16 million primarily due to a higher capital contribution from Alliant Energy in 2003 compared to 2002, partially offset by changes in the amount of debt issued and retired.

PUHCA Financing Authorizations - In 2004, Alliant Energy, Resources and IPL received Securities and Exchange Commission (SEC) approval under an Omnibus Financing Order for their ongoing program of external financing, credit support arrangements and other related proposals for the period through Dec. 31, 2007. Among other things, the approval authorized Alliant Energy, directly or through financing subsidiaries, to issue common and preferred stock, long-term debt securities and short-term debt securities up to a combined amount of $500 million; to provide guarantees and credit support for obligations of its subsidiaries up to an amount of $3.0 billion; to enter into hedging transactions to manage interest rate costs and risk exposure; and to increase its aggregate investment limit in exempt wholesale generators and foreign utility companies to 100% of consolidated retained earnings. The approval, among other things, also authorized Resources to provide guarantees and credit support for obligations of non-utility subsidiaries up to an amount of $600 million outstanding at any one time and IPL to issue preferred stock, long-term debt securities and short-term debt securities up to a combined amount of $700 million. Issuance of debt securities by WPL is exempt from regulation under provisions of PUHCA.

State Regulatory Agency Financing Authorizations - IPL has authorization for short-term borrowings of $300 million. WPL has authorization for short-term borrowings of $240 million, $185 million for general corporate purposes and an additional $55 million should WPL repurchase its variable rate demand bonds.

Shelf Registrations - In 2004, Alliant Energy, IPL and WPL each filed separate shelf registrations with the SEC. Alliant Energy’s shelf registration allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IPL’s shelf registration allows IPL flexibility to offer from time to time up to an aggregate of $210 million of preferred stock, senior unsecured debt securities and collateral trust bonds. WPL’s shelf registration allows WPL flexibility to offer from time to time up to an aggregate of $150 million of its preferred stock, senior unsecured debt securities and first mortgage bonds. Alliant Energy, IPL and WPL had $208 million, $85 million and $50 million remaining available under their respective shelf registrations as of Dec. 31, 2004.

Common Stock Dividends - In October 2004, Alliant Energy announced an increase in its quarterly common stock dividend from $0.25 per share to $0.2625 per share, which is equivalent to an annual rate of $1.05 per share, beginning with the Nov. 15, 2004 dividend payment. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio similar to standard industry averages, which are currently in a range of approximately 60% to 70% of Alliant Energy’s utility earnings.

Common Stock Issuances - In 2004, Alliant Energy entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. During 2004, Alliant Energy issued approximately 3.6 million shares of new common stock and received approximately $90 million in net proceeds under this sales agreement. Subject to market conditions and other factors, Alliant Energy is contemplating issuing up to $90 million of total common equity during 2005, including issuances under its Shareowner Direct Plan and 401(k) Savings Plan (Alliant Energy issued approximately $23 million of equity under these two plans in 2004).

Long-term Debt - In February 2005, Resources retired an additional $100 million of its 7.375% senior notes due 2009, incurring a total of approximately $16 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to these debt retirements. During 2004, Resources also retired $7 million of its 7.375% senior notes due 2009, $25 million of its 7% senior notes due 2011 and $10 million of its 9.75% senior notes due 2013. Resources incurred a total of approximately $0.05 per share of debt repayment premiums and charges for the unamortized debt expenses related to these debt retirements.

In October 2004, Resources’ wholly-owned New Zealand subsidiary issued NZ$100 million of non-recourse redeemable preference shares due 2007, secured by its investment in TrustPower Ltd., to take advantage of the strength of the New Zealand currency.  Holders of the redeemable preference shares will receive semi-annual cash dividends of approximately NZ$3.4 million.  Given their characteristics, the redeemable preference shares are reported as “Long-term debt, net (excluding current portion)” on Alliant Energy’s Consolidated Balance Sheet.  The majority of the approximately US$68 million of proceeds from this transaction has been repatriated to Resources, with no income tax implications, and has been used for general corporate purposes and to fund further debt reduction at Resources.

In August 2004, WPL issued $100 million of 6.25% senior debentures due 2034 and used the proceeds to repay short-term debt, including $62 million incurred in connection with the repayment at maturity of 7.75% first mortgage bonds in June 2004, and for general corporate purposes. IPL issued $25 million and $100 million of 6.30% senior debentures due 2034 in August 2004 and May 2004, respectively, and used the proceeds to repay short-term debt primarily incurred in the construction of Emery and for general corporate purposes.

Refer to “Certain Financial Commitments - Contractual Obligations” for the timing of Alliant Energy’s, IPL’s and WPL’s long-term debt maturities. Refer to Note 8 of the “Notes to Consolidated Financial Statements” for additional information on short- and long-term debt.

Short-term Debt - Alliant Energy and its subsidiaries are party to various credit facilities and other borrowing arrangements. In July 2004, Alliant Energy completed the syndication of three revolving credit facilities (facilities) totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL), which support commercial paper and are available for direct borrowings. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. These facilities are designed to be five-year facilities with the length of the facilities subject to various regulatory approvals given the term is longer than a 364-day facility. Alliant Energy expects to receive the remaining regulatory approvals in 2005. In addition to funding working capital needs, the availability of short-term financing provides the companies flexibility in the issuance of long-term securities. The level of short-term borrowing fluctuates based on seasonal corporate needs, the timing of long-term financings and capital market conditions. Information regarding commercial paper at Dec. 31, 2004 was as follows (dollars in millions):

	Alliant	Parent
	Energy	Company	IPL	WPL
Commercial paper:
Amount outstanding	$83	$--	$36	$47
Weighted average maturity	3 days	N/A	3 days	3 days
Discount rates	2.25-2.27%	N/A	2.27%	2.25%
Available capacity	$557	$100	$264	$193*

* WPL’s capacity is limited to $240 million due to a PSCW regulatory restriction.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements contain various covenants, including the following:

Covenant Description	Covenant Requirement	Status at Dec. 31, 2004
Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48%
Interest coverage ratio	At least 2.5x	4.2x
IPL debt-to-capital ratio	Less than 58%	46%
WPL debt-to-capital ratio	Less than 58%	34%

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and trade payables), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under qualified pension plans. The equity component excludes accumulated other comprehensive income (loss). The interest coverage ratio is calculated by adding depreciation and amortization expense to operating income and dividing by interest expense.

Alliant Energy’s credit facility contains a cross default provision providing it is a default under the credit facility if the majority-owned subsidiaries of Alliant Energy default on debt totaling $50 million or more. A default by a minority-owned affiliate would not create a cross default. A default by Alliant Energy or Resources would not be a cross default for WPL or IPL, nor would a default by either of the utilities create a cross default for the other utility.

Alliant Energy’s, IPL’s and WPL’s credit facilities contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions, including among others, for the issuance of secured debt under first mortgage bond indentures by IPL and WPL, non-recourse project financing, purchase money liens, and liens on the ownership interests in or assets of foreign subsidiaries to secure not more than $300 million aggregate principal amount of foreign debt.

Alliant Energy’s, IPL’s and WPL’s credit facilities contain material adverse change (MAC) clauses. Before each extension of credit (each borrowing under the facilities), unless the borrowing will be used exclusively to repurchase commercial paper issued by or on behalf of the borrower, each borrower must represent and warrant that no MAC has occurred since December 31, 2003. A MAC is defined as a change that would create: (1) a MAC in, or a material adverse effect upon, the operations, business, properties, liabilities (actual or contingent), condition (financial or otherwise) or prospects of the borrower or the borrower and its subsidiaries taken as a whole; (2) a material impairment of the ability of the borrower to perform its obligations under a credit facility agreement to which it is a party; or (3) a MAC upon the legality, validity, binding effect or enforceability against the borrower of the credit agreement to which it is a party.

Alliant Energy’s, IPL’s and WPL’s credit facilities contain provisions that require, during the term of the facilities, any proceeds from asset sales, with certain exclusions, in excess of 20% of their respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and any potential sales of Alliant Energy’s nuclear, transmission or international assets.

Credit Ratings and Balance Sheet - Access to the capital and credit markets, and costs of obtaining external financing, are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings and a strong balance sheet. Although Alliant Energy believes the actions taken in 2003 and 2004 to strengthen its balance sheet will enable it to maintain investment-grade credit ratings, no assurance can be given that it will be able to maintain its existing credit ratings. If Alliant Energy’s credit ratings are downgraded in the future, then Alliant Energy’s borrowing costs may increase and its access to capital markets may be limited.  If access to capital markets becomes significantly constrained, then Alliant Energy’s results of operations and financial condition could be materially adversely affected. Alliant Energy’s current credit ratings and outlook are as follows (long-term debt ratings only apply to senior debt):

		Standard & Poor’s	Moody’s Investors
		Rating Services	Service (Moody’s)
IPL	Secured long-term debt	A-	A3
	Unsecured long-term debt	BBB	Baa1
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Baa1
WPL	Secured long-term debt	A-	A1
	Unsecured long-term debt	BBB+	A2
	Commercial paper	A-2	P-1
	Corporate/issuer	A-	A2
Resources (a)	Unsecured long-term debt	BBB	Baa2 (b)
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-2 (b)
	Corporate/issuer	BBB+	Not rated

All Entities	Outlook	Negative	Stable
(a)	Resources’ debt is fully and unconditionally guaranteed by Alliant Energy.
(b)	Moody’s upgraded Resources’ unsecured long-term debt and Alliant Energy’s commercial paper ratings in February 2005 to Baa2 from Baa3 and to P-2 from P-3, respectively.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements, including purchased-power agreements, fuel contracts, accounts receivable sale contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings.  In the event of a downgrade below investment-grade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. IPL is a party to an accounts receivable sale agreement that provides that a downgrade below investment-grade associated with its secured debt makes it ineligible to sell receivables under the program. In the event of a downgrade below investment-grade, management believes the credit facilities at Alliant Energy, IPL and WPL would provide sufficient liquidity to cover counterparty credit support or collateral requirements under the various purchased-power, fuel and receivables sales agreements.

Off-Balance Sheet Arrangements - Alliant Energy utilizes off-balance sheet synthetic operating leases to finance its corporate headquarters, corporate aircraft, certain utility railcars and a utility radio dispatch system. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3 of the “Notes to Consolidated Financial Statements” for future minimum lease payments under, and residual value guarantees by Alliant Energy, of these synthetic leases. Alliant Energy’s credit facility agreements prohibit it from entering into any additional synthetic leases. Alliant Energy uses special purpose entities for its limited recourse utility sale of accounts receivable program whereby IPL uses proceeds from the sale of the accounts receivable and unbilled revenues to maintain flexibility in its capital structures, take advantage of favorable short-term interest rates and finance a portion of its long-term cash needs. The sale of accounts receivables generates a significant amount of short-term financing for IPL. Refer to Note 4 of Alliant Energy’s “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. While Alliant Energy does not have any reason to believe this program would be discontinued, if this financing alternative were not available, IPL anticipates it would have enough short-term borrowing capacity to compensate. Refer to “Ratings Triggers” for the impact of certain credit rating downgrades on IPL related to the accounts receivable sales program. Alliant Energy has reviewed these entities during its implementation of revised Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46R), and determined that consolidation of these entities is not required. Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the implementation of FIN 46R.

Credit Risk - Alliant Energy’s subsidiaries have limited credit exposure from electric and natural gas sales and non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s long-term contractual cash obligations as of Dec. 31, 2004 were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt maturities (Note 8(b))	$102	$70	$271	$196	$353	$1,821	$2,813
Interest - long-term debt obligations	174	168	157	145	134	992	1,770
Capital leases (Note 3)	16	45	10	9	3	7	90
Operating leases (Note 3)	101	105	131	76	71	231	715
Purchase obligations (Note 11(b)):
Purchased-power and fuel commitments	422	187	97	50	39	130	925
Other	13	1	1	1	1	4	21
	$828	$576	$667	$477	$601	$3,185	$6,334

IPL’s long-term contractual cash obligations as of Dec. 31, 2004 were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt maturities (Note 8(b))	$3	$60	$80	$52	$136	$634	$965
Interest - long-term debt obligations	62	62	55	52	49	491	771
Capital leases (Note 3)	15	45	10	8	2	2	82
Operating leases (Note 3)	11	5	4	4	6	18	48
Purchase obligations (Note 11(b)):
Purchased-power and fuel commitments	130	74	39	9	8	30	290
Other	3	--	--	--	--	--	3
	$224	$246	$188	$125	$201	$1,175	$2,159

WPL’s long-term contractual cash obligations as of Dec. 31, 2004 were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt maturities (Note 8(b))	$88	$--	$105	$60	$--	$239	$492
Interest - long-term debt obligations	31	26	22	18	15	165	277
Operating leases (Note 3)	79	80	80	68	61	191	559
Purchase obligations (Note 11(b)):
Purchased-power and fuel commitments	128	61	32	25	25	65	336
Other	9	--	--	--	--	--	9
	$335	$167	$239	$171	$101	$660	$1,673

At Dec. 31, 2004, long-term debt and capital lease obligations as noted in the previous tables were included on the respective Consolidated Balance Sheets. Included in Alliant Energy’s, IPL’s and WPL’s long-term debt obligations was variable rate debt of $86 million, $19 million and $55 million, which represented 3%, 2% and 11%, respectively, of total long-term debt outstanding. The long-term debt amounts exclude reductions related to unamortized debt discounts. Interest on variable rate debt in the previous table was calculated using rates as of Dec. 31, 2004. Purchased-power and fuel commitments represent normal business contracts used to ensure adequate purchased-power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy has entered into various purchased-power commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchase obligations but are not included in the IPL or WPL purchase obligations. Other purchase obligations represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2004. In connection with their construction and acquisition programs, Alliant Energy, IPL and WPL also enter into commitments related to such programs on an ongoing basis which are not reflected in the previous tables. Refer to “Cash Flows from (used for) Investing Activities - Construction and Acquisition Expenditures” for additional information. In addition, at Dec. 31, 2004, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the tables. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefit funding amounts, which are not included in the previous tables.

Environmental - Alliant Energy’s pollution abatement programs are subject to continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. Alliant Energy continually evaluates the impact of potential future international, federal, state and local environmental rulemakings on its operations. While the final outcome of these rule makings cannot be predicted, Alliant Energy believes that required capital investments and/or modifications resulting from them could be significant, but expects that prudent expenses incurred by IPL and WPL likely would be recovered in rates from its customers. The ability of Alliant Energy’s China facilities to recover expenses attributable to compliance with changes in law, such as environmental regulations through tariff adjustments, is dependent upon decisions by regional and local governmental bodies which oversee the tariff adjustments. Most agreements governing the operations of Alliant Energy’s China facilities include provisions for recovery of expenses resulting from changes in law. The environmental rulemaking process continually evolves and the following are major emerging issues that could potentially have a significant impact on Alliant Energy’s operations.

Air Quality - WPL previously responded confidentially to multiple data requests from the U.S. Environmental Protection Agency (EPA) related to the historical operation and associated air permitting for certain major Wisconsin coal-fired generating units. In September 2004, WPL was notified by the EPA that a third party had requested WPL’s response materials. After review of such records, WPL determined that the information would no longer be claimed as confidential. There have been instances where citizen groups have pursued claims against utilities for alleged air permitting violations. WPL has not received any such actions to date and is unable to predict further actions, if any, from the information requests from the EPA or third parties.

The 1990 Clean Air Act Amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. In 1997, the EPA revised National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter. In 2003, the EPA proposed the Clean Air Interstate Rule that would require emission control upgrades to existing power plants. This rule would reduce the current level of power plant sulfur dioxide emissions approximately 40% by 2010 and 70% by 2015, and nitrogen oxide emission levels 50% by 2010 and 65% by 2015. Additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with NAAQS. Alliant Energy believes that the required capital investments and/or modifications resulting from these proposed regulations could be significant.

In 2000, the EPA determined that regulation of hazardous air pollutant emissions from coal and oil-fired electric utility steam generating units was necessary. Under an existing settlement agreement, final utility Maximum Achievable Control Technology (MACT) requirements or alternative regulations must be issued by March 15, 2005. Accordingly, the EPA has published proposed rules requiring control of mercury from coal-fired and nickel from oil-fired generating units. The impact of these regulations on IPL’s and WPL’s generating facilities is subject to the control level mandated in the final rules. The Wisconsin Department of Natural Resources (DNR) also independently developed mercury control rules, which became effective in October 2004 for Wisconsin generating facilities, that cap emissions beginning in 2008, followed by subsequent reductions of 40% by 2010 and 75% by 2015. The Wisconsin mercury rule requirements will be superseded by federal mercury emissions standards when published. WPL has begun fuel sampling and will conduct stack testing in 2005 to support the compliance requirements for Wisconsin mercury rules. Alliant Energy continues to closely monitor the developments at the federal level related to mercury emissions standards and believes that required capital investments and/or modifications resulting from these rules could be significant.

In November 2004, the EPA’s final Industrial Boiler MACT rule became effective and compliance with these new emission requirements for hazardous air pollutants is required by 2007. This rule applies to fossil-fueled generating units less than 25 MW. Alliant Energy is evaluating the applicability and compliance impact of these new emission requirements on these generating units and whether the associated compliance costs may be significant.

In 2003, the State Environmental Protection Agency of China issued a regulation requiring thermal power plants to lower emissions to meet new limits for particulate, sulfur and nitrogen oxide from coal- and oil-fired boilers. With the exception of one facility discussed below, Alliant Energy’s China facilities are either currently in compliance with the first phase of this emission standard that was effective January 2005, or have negotiated variances with the local environmental protection bureaus with jurisdiction to further study and implement control and monitoring technology. Alliant Energy currently estimates its share of the capital investments required to meet this new emission standard through 2010 will be approximately $8 million. These costs are expected to be funded by China operations.

In early 2005, one of Alliant Energy’s China facilities received an order from a regulatory agency stating that stricter sulfur emission controls are required. Discussions are still taking place with the regulatory agency and at this time Alliant Energy is not able to predict the final outcome, but believes that this issue should not have a material adverse impact on its financial condition or results of operations.

Alliant Energy is also currently monitoring various other potential international, federal, state and local environmental rulemakings and activities, including, but not limited to: litigation of federal New Source Review Reforms; Regional Haze evaluations for Best Available Retrofit Technology; and several other legislative and regulatory proposals regarding the control of emissions of air pollutants and greenhouse gases from a variety of sources, including generating facilities.

Water Quality - The EPA regulation under the Clean Water Act referred to as “316(b)” became effective in September 2004. This regulation requires existing large power plants with cooling water intake structures to apply technology to minimize adverse environmental impacts to fish and other aquatic life. IPL and WPL are currently studying such impacts and will have compliance plans in place by the required date of January 2008. IPL and WPL are investigating compliance options and are unable to predict the final outcome, but believe that required capital investments and/or modifications resulting from this regulation could be significant.

WPL is also currently evaluating proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WPL’s generating stations can discharge into Wisconsin waters. At this time, WPL is unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this regulation could be significant.

In October 2004, FERC issued an order regarding one of WPL’s hydroelectric project licenses to require WPL to develop a detailed engineering and biological evaluation of potential fish passage alternatives within one year and to install within three years agency-approved fish-protective devices and fish passages. Accordingly, these provisions are now effective and WPL is in the process of working with the appropriate federal and state agencies to comply with these provisions and research solutions. WPL is currently unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this issue could be significant.

Land and Solid Waste - In October 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its ash landfills to ensure groundwater has not been impacted beyond the landfill boundaries. IPL has addressed the Iowa DNR comments for all four facilities and has developed appropriate plans, awaiting the Iowa DNR approval, for implementation beginning in 2005. Monitoring results will be used to determine if further measures are required and IPL is unable to predict the outcome at this time.

In 2003, at the request of the Wisconsin DNR, WPL submitted a written plan for facility closure of the Rock River Generating Station landfill and clean-up of the support ponds and all areas where coal combustion waste is present. Removal of ash from half of the remediation area to the landfill was completed in 2004. The remaining targeted ash will be moved to the landfill in 2005 and the landfill will be capped in 2006, with an insignificant total project cost.

Alliant Energy is also monitoring various other land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenols (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce is proposing new rules related to flammable, combustible and hazardous liquids stored in above-ground storage tanks in which the primary financial impact would be from a secondary containment requirement for all hazardous materials tanks and for hazardous material unloading areas. Alliant Energy is unable to predict the outcome of these possible regulatory changes at this time, but believes that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Refer to Note 11(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” “Business” and “Construction and Acquisition Expenditures” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Refer to Notes 1(l) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s derivative financial instruments.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, IPL’s customer accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes on interest rates. Alliant Energy also periodically uses interest rate swap and forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy’s results of operations and financial condition. Assuming no change in Alliant Energy’s, IPL’s and WPL’s consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2005 than in 2004, expense would increase (decrease) by approximately $4.0 million, $1.9 million and $1.2 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s, IPL’s and WPL’s consolidated variable-rate debt held, the amount outstanding under IPL’s customer accounts receivable sale program and variable-rate lease balances at Dec. 31, 2004.

Commodity Price Risk - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric and natural gas products it procures and markets. Alliant Energy employs established policies and procedures to manage its risks associated with these market fluctuations including the use of various commodity derivatives. Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by the current rate making structures in place for the recovery of its electric fuel and purchased energy costs as well as its cost of natural gas purchased for resale.

Under PSCW rules, WPL can seek rate increases for increases in the cost of electric fuel and purchased power if it experiences an increase in costs that are more than 3% higher than the estimated costs used to establish rates. Such rules significantly reduce commodity risk for WPL by reducing the regulatory lag related to the timing of changes in rates for increased fuel and purchased energy costs. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WPL, with the remainder refunded to or recovered from customers. Such rate mechanisms combined with commodity derivatives discussed above significantly reduce commodity risk associated with WPL’s cost of natural gas. IPL’s tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale thereby eliminating any price risk for prudently incurred commodity costs. Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

The generating plants included in Alliant Energy’s China portfolio are currently experiencing higher than anticipated coal and related transportation costs due primarily to government reforms and coal allocations, rapid economic expansion in China and infrastructure bottlenecks.  Alliant Energy has achieved some success in mitigating, and continues to work to mitigate, the impact of these cost increases through working with local and provincial Chinese authorities to increase the supply of lower-cost coal, gain access to long-term contracts and to enable the recovery of higher costs through tariffs. In addition, Alliant Energy is examining other ways to offset these cost increases within its operations.  However, most of these efforts in China require government interaction, which is less formal and predictable than general fuel-related cost recovery processes experienced within the U.S. domestic utility industry. If the price of coal and related transportation costs were to increase (decrease) 10% compared to the average prices experienced in 2004, Alliant Energy’s pre-tax income in 2005 would (decrease) increase by approximately $6.5 million.

In addition to applying pressure on the margins currently being realized from Alliant Energy’s China operations, these cost pressures could impact the estimated fair value of Alliant Energy’s China investments. At Dec. 31, 2004, Alliant Energy had $16 million of investments accounted for under the equity method of accounting and $10 million of goodwill related to its China investments on its Consolidated Balance Sheet. If the fair value of these investments does not exceed their carrying value (including goodwill) in the future, Alliant Energy may be required to record an impairment charge related to these investments and/or goodwill balances. Alliant Energy is currently unable to predict the future of these costs in China or provide assurances that its efforts to mitigate the impact of any cost increases will be successful.

Equity Price Risk - IPL and WPL maintain trust funds to fund the anticipated nuclear decommissioning costs of DAEC and Kewaunee, respectively. At Dec. 31, 2004, these funds were invested primarily in domestic equity and debt instruments and money market funds (WPL only). Fluctuations in equity prices or interest rates do not affect Alliant Energy’s consolidated results of operations. In 2004, WPL liquidated all of its qualified decommissioning trust fund assets into money market funds as a result of the proposed Kewaunee sale. Refer to Notes 9 and 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion. Refer to “Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefit costs of changes in the rate of returns earned by its plan assets, which include equity securities.

Currency Exchange Rate Risk - Alliant Energy has investments in various countries where the net investments are not hedged, including Brazil, China and New Zealand. As a result, these investments are subject to currency exchange risk with fluctuations in currency exchange rates. At Dec. 31, 2004, Alliant Energy had a cumulative foreign currency translation loss, net of tax benefits, of $56 million, which is primarily related to decreases in the value of the Brazil real of $72 million and increases in the value of the New Zealand dollar of $15 million in relation to the U.S. dollar. This loss is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet. Based on Alliant Energy’s investments at Dec. 31, 2004, a 10% sustained increase/decrease over the next 12 months in the foreign exchange rates of Brazil, China and New Zealand would result in a corresponding increase/decrease in the cumulative foreign currency translation loss of $50 million. Alliant Energy’s equity income (loss) from its foreign investments is also impacted by fluctuations in currency exchange rates, however such impact is not significant based on the current level of equity earnings. At Dec. 31, 2004, Alliant Energy also had currency exchange risk associated with approximately $37 million of debt outstanding at one of the Brazilian operating companies. Alliant Energy recorded equity income of $1.1 million and $2.4 million in 2004 and 2003, respectively, related to its share of the foreign currency transaction gains on such debt. Based on the loan balance and currency rates at Dec. 31, 2004, a 10% change in the currency rates would result in a $2.8 million pre-tax increase/decrease in net income.

In addition, Alliant Energy has currency exchange risk associated with approximately $32 million of payables at a Canadian subsidiary, which has been reported as assets held for sale and discontinued operations as of Dec. 31, 2004. In 2004 and 2003, Alliant Energy recorded pre-tax income of $1.9 million and $3.2 million, respectively, related to the foreign currency transaction gains on such payables. Based on the payables balance and currency rates at Dec. 31, 2004, a 10% change in the currency rates would result in a $3.2 million pre-tax increase/decrease in net income. In January 2005, Alliant Energy acquired an option to protect $23 million of its exposure against declines in currency rates while still retaining the opportunity to participate in the benefits of increases in currency rates.

Accounting Pronouncements - In December 2004, the FASB issued revised SFAS 123 guidance, “Share-Based Payment,” (SFAS 123(R)), which requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payments granted to employees. At the date of adoption, companies must use the modified prospective method which requires recording compensation expense for all awards granted after adoption and for the unvested portion of previously granted awards that remain outstanding. Companies may select the modified prospective or retrospective method for prior reporting periods. Pursuant to Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” no stock-based compensation cost is currently reflected in net income in Alliant Energy’s Consolidated Statements of Income, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. Alliant Energy is required to adopt SFAS 123(R) by July 1, 2005 and does not anticipate the impacts will be material on its results of operations or financial condition given its limited use of stock options historically and its decision to discontinue using them entirely effective Jan. 1, 2005. Refer to Note 1(m) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding historical pro forma impacts of options on net income.

Alliant Energy does not expect the various new accounting pronouncements that were effective in 2004 to have a material impact on its results of operations or financial condition.

Critical Accounting Policies - Based on historical experience and various other factors, Alliant Energy believes the following policies are critical to its business and the understanding of its results of operations as they require critical estimates be made based on the assumptions and judgment of management. The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingencies. The results of these estimates and judgments form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments. Alliant Energy’s management has discussed these critical accounting policies with the Audit Committee of its Board of Directors. Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a discussion of Alliant Energy’s accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Assets and Liabilities - Alliant Energy’s domestic utility business is regulated by various federal and state regulatory agencies. As a result, it qualifies for the application of SFAS 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between accounting principles generally accepted in the U.S. and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for various reasons.

Alliant Energy’s utility subsidiaries recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s regulatory assets and liabilities. Alliant Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on Alliant Energy’s results of operations. Refer to Note 1(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Asset Valuations -

Long-Lived Assets - Alliant Energy’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71. As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy’s use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets. Alliant Energy’s assets held for sale are also reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less cost to sell.

At Dec. 31, 2004, Resources owned $101 million of generation equipment, consisting of two gas turbines and one steam turbine. Resources is deploying the two gas turbines ($80 million) in the 300 MW, simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin and continues to review for potential opportunities to utilize the steam turbine ($21 million). As a result, Alliant Energy has assessed the recoverability of the $101 million equipment cost compared to the future anticipated undiscounted cash flows from the Sheboygan Falls project and its opportunities to deploy the steam turbine. The future anticipated cash flows are a significant estimate. Alliant Energy has no current intentions to sell the steam turbine. If a decision was made to sell such equipment, the recoverability of the equipment cost would be assessed by comparing the future anticipated sales proceeds to the carrying value of the equipment.

Investments - Alliant Energy’s Consolidated Balance Sheets include investments in several available-for-sale securities accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Alliant Energy monitors any unrealized losses from such investments to determine if the loss is considered to be a temporary or permanent decline. The determination as to whether the investment is temporarily versus permanently impaired requires considerable judgment. When the investment is considered permanently impaired, the previously recorded unrealized loss would be recorded directly to the income statement as a realized loss. Alliant Energy’s Consolidated Balance Sheets also contain various other investments that are evaluated for recoverability when indicators of impairment may exist. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further information related to Alliant Energy’s investments accounted for in accordance with SFAS 115.

Resources holds a non-controlling interest in five Brazilian electric utility companies accounted for under the equity method of accounting. The recoverability of these equity method investments is assessed by comparing the expected future local currency cash flows from these investments and the local currency carrying value of these investments. The expected discounted future cash flows currently exceed the carrying value of these investments. To determine its discount rate, Alliant Energy utilizes a rate of return determined by Brazilian regulators. The future anticipated cash flows and discount rate represent significant estimates. The $326 million carrying value of Alliant Energy’s Brazil investments has been reduced by $137 million of pre-tax cumulative foreign currency translation losses. The net of tax balance of $72 million has been recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2004. Cumulative foreign currency translation losses are reflected in Alliant Energy’s results of operations only if the related investment is sold or substantially liquidated. If Alliant Energy would decide to exit these Brazil investments in the future, the recoverability of these equity method investments would be assessed by comparing the future anticipated sales proceeds to the carrying value.

At Dec. 31, 2004, Resources held a secured loan receivable (including accrued interest income) of approximately $82 million from an unrelated Mexican real estate development company. The loan proceeds were used by the development company to construct substantially all the infrastructure for the initial phase of a master-planned resort community known as Laguna del Mar located near Puerto Penasco, State of Sonora, on the Sea of Cortez in Mexico. Recoverability of Resources’ investment in this project will primarily be based on proceeds from the sales of real estate lots in the master planned community and therefore is dependent on the successful development of the project and sales of real estate. Effective Jan. 1, 2004, Resources ceased accruing interest income related to this loan pending a resolution of the matter discussed in the following paragraph. As a result, Alliant Energy effectively recorded a valuation allowance of $7 million in 2004 related to this loan. The recoverability of the loan receivable was assessed at Dec. 31, 2004 by comparing the fair value of the land used to secure the loan and the carrying value of the loan including accrued interest. An updated, independent appraisal completed in the fourth quarter of 2004 indicated that the fair value of the collateral, which is a significant estimate, approximated the carrying value of the loan and accrued interest.

Alliant Energy has been concerned about the Mexican development company’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. As a result, Resources evaluated its alternatives and concluded that a negotiated transfer of ownership and control of the project to Resources was the best course of action in order for Resources to maximize the ultimate recovery of its loan and related interest income. In September 2004, Resources successfully completed negotiations and entered into a stock purchase agreement to acquire ownership of the project and all related assets, subject to the transferors’ compliance with certain conditions precedent. The conditions precedent have been satisfied and the transfer of ownership and control of the project was consummated effective February 2005. The cash outlay for concluding the transfer is not material. Resources will continue to evaluate various alternatives related to the continued development of the resort community and/or the potential sale or sales of the assets. Resources intends to pursue the course of action best able to protect its interests and maximize the recovery of its investments.

Effective with the transfer of ownership in the first quarter of 2005, Alliant Energy will remove the loan receivable and record the fair value of the real estate lots and certain utility properties of the master-planned resort community in “Non-regulated and other property, plant and equipment” on its Consolidated Balance Sheet. This property, plant and equipment will be assessed for impairment in the future by comparing its carrying value to the anticipated future undiscounted cash flows generated by the real estate lots and utility assets. If the development of the project and related real estate sales are not ultimately successfully executed, it is possible that Alliant Energy could incur material asset valuation charges in the future. Alliant Energy is unable to predict the ultimate outcome of this matter. Alliant Energy does not expect the impact of this transfer will have a significant impact on its results of operations.

Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s Brazil and Mexico investments.

Goodwill - In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Alliant Energy is required to evaluate its goodwill for impairment at least annually and more frequently when indicators of impairment may exist. At Dec. 31, 2004, Alliant Energy had $13 million of net goodwill included on its Consolidated Balance Sheet, primarily related to its China reporting unit. Refer to “Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for further discussion. If the fair value of a reporting unit is less than its carrying value, including goodwill, a goodwill impairment charge may be necessary. Alliant Energy estimates the fair value of its reporting units utilizing a combination of market value indicators and the expected discounted future cash flows. This process requires the use of significant management estimates and judgments regarding cash flow assumptions from future sales, operating costs and discount rates over an indefinite life. Alliant Energy’s cash flow assumptions are derived using a combination of historical trends, internal budgets, strategic plans and other market information. Alliant Energy tests the sensitivities of these fair value estimates to changes in cash flow assumptions. Each reporting unit is evaluated separately based on the nature of its operations and therefore the assumptions vary by reporting unit relative to its applicable circumstances. To determine its discount rates, Alliant Energy utilizes the capital asset pricing model which is based upon market comparables adjusted for company-specific risk. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on goodwill impairment charges recorded in 2004 and 2002. Additionally, Alliant Energy continues to monitor its equity method investments in accordance with APB 18, “The Equity Method of Investments in Common Stock.” Refer to Note 14 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy’s results of operations.

Accounting for Pensions and Other Postretirement Benefits - Alliant Energy accounts for pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement costs. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuary firm and an investment consulting firm. As of Sep. 30, 2004 (Alliant Energy’s measurement date), Alliant Energy was using a 6% discount rate to calculate benefit obligations and a 9% annual rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 9% annual rate of return is consistent with Alliant Energy’s historical returns and is based on projected long-term equity and bond returns, maturities and asset allocations. A 100 basis point change in the discount rate would result in approximate changes of $101 million and $27 million in Alliant Energy’s pension and other postretirement benefit obligations and $8.1 million and $3.2 million in expense in 2005, respectively. A 100 basis point change in the rate of return would result in an approximate change of $6.1 million and $0.9 million in pension and other postretirement benefit expense in 2005, respectively. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for discussion of the impact of a change in the medical trend rates.

Income Taxes - Alliant Energy accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s income tax assets, liabilities, benefits and expense each period. These factors include assumptions regarding Alliant Energy’s future taxable income and its ability to utilize tax credits and loss carryovers as well as the impacts from the completion of audits of the tax treatment of certain transactions. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. Significant changes in these assumptions could have a material impact on Alliant Energy’s financial condition and results of operations. Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion.

Other Future Considerations - In addition to items discussed earlier in MDA, the following items could impact Alliant Energy’s future financial condition or results of operations:

Exchangeable Senior Notes - The interest deductions Alliant Energy has taken on it federal tax returns related to Resources’ exchangeable notes are currently under audit by the IRS. Alliant Energy believes these interest deductions comply with the Internal Revenue Code (IRC) and, consequently, has not recorded any tax reserves. The IRS audit team, in conjunction with Alliant Energy, has requested a Technical Advice Memorandum (TAM) from the Chief Counsel’s Office of the IRS. Alliant Energy has been verbally notified that the Chief Counsel’s Office is anticipating issuing an adverse TAM regarding this issue. Alliant Energy has subsequently provided additional information in support of its position. The final results of the TAM are expected in the first half of 2005. If Alliant Energy receives an adverse TAM related to these interest deductions and the IRS further requires the interest deductions to be capitalized, it could have a material impact on its results of operations if Alliant Energy cannot generate sufficient capital gains in the future to offset potential capital losses that may result because of the capitalized interest. Based on a conservative evaluation of potential capital gains available, it is anticipated that Alliant Energy would be able to generate capital gains to reduce the potential tax liability to a range of $0 to $20 million. Alliant Energy is not able to predict the ultimate outcome of this matter and is currently exploring numerous options that could mitigate a portion or all of the potential adverse impact. As a worst case scenario, including litigation and possible appeals, this issue may remain unresolved for six to eight years. Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to the exchangeable senior notes.

Brazil - Alliant Energy continues to closely monitor the financial performance of its Brazilian investments. While such performance improved significantly in 2003, it was relatively flat in 2004 compared to 2003. Alliant Energy believes such performance can be improved, particularly in regard to controlling costs and reduction of debt. Alliant Energy has asserted its rights as a minority shareholder in Companhia Força e Luz Cataguazes-Leopoldina, S.A. (Cataguazes) in an attempt to control costs and reduce debt. Alliant Energy filed a request for arbitration with the International Chamber of Commerce’s International Court of Arbitration in order to resolve this ongoing dispute with its Brazilian partners. Cataguazes itself is also a party to the arbitration. An arbitral tribunal heard this dispute commencing the week of Feb. 14, 2005, and is to issue a final decision no later than June 30, 2005. If the arbitral tribunal issues a final decision in favor of Alliant Energy, enforcement of that award would have to be sought in the Brazilian courts. Alliant Energy is not able to predict the ultimate outcome of this matter and cannot provide any assurance it would be able to obtain enforcement of any award.

Alliant Energy also filed a request for arbitration with the International Court of Arbitration in order to resolve a separate dispute with its Brazilian partners concerning the completion of the expansion of the Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora) natural gas-fired generating facility from a simple-cycle to a combined-cycle facility (Alliant Energy holds a direct 50% ownership interest in this facility). To complete earlier plans, the Juiz de Fora facility was scheduled for such 20 MW expansion in early 2006 at an estimated cost of US$26 million. However, initiation of the expansion construction was delayed due to a dispute with Cat-Leo Energia S.A. (Cat-Leo), a company controlled by Cataguazes, which holds the remaining 50% ownership interest, regarding the financing and construction of the expansion. Alliant Energy received a final award from the arbitral tribunal in the first quarter of 2005, which determined that Cat-Leo improperly interfered with plans to complete the combined-cycle expansion and therefore awarded Alliant Energy approximately US$22 million. The award is being challenged by Cat-Leo at the arbitral tribunal and Alliant Energy believes this issue will be resolved in the first half of 2005. If the final award is upheld, enforcement would have to be sought before the appropriate Brazilian court, a process that could require months to conclude. Successful enforcement would enable Alliant Energy to receive the awarded funds in exchange for its direct 50% interest in the Juiz de Fora facility (although Alliant Energy would still have an indirect interest through its minority shareholder ownership in Cataguazes). Alliant Energy cannot provide any assurance it would be able to obtain enforcement of the award. Concurrently, Alliant Energy continues to discuss with its partner the resolution of these matters including, but not limited to, a settlement and/or the possible sale of the facility. The Juiz de Fora combined-cycle construction will likely not be completed as originally anticipated. Accordingly, appropriate steps have been taken to adjust the contractually required future performance obligations of this generation asset. If Alliant Energy remains a partner in the Juiz de Fora facility, Alliant Energy is not required to invest any additional capital in the facility. Alliant Energy’s direct equity investment in the Juiz de Fora facility at Dec. 31, 2004 was approximately US$20 million.

Any enforcement action related to these arbitration issues by Alliant Energy against Cat-Leo and/or Cataguazes in which Cat-Leo and/or Cataguazes refuse to comply with a court order could trigger default and/or cross-default provisions of the debt instruments in Brazil held by the operating entities owning the facilities - entities in which Alliant Energy has significant unconsolidated interests - unless the debtor company obtains appropriate waivers or consents from the applicable lenders. If such waivers, consents or similar relief could not be obtained from the lenders and the underlying debt was accelerated, then it would have a material adverse effect on the liquidity and creditworthiness of these debtor entities. Given these complexities, Alliant Energy will evaluate all available alternatives and will pursue the course(s) of action that will best protect its interests and maximize its potential recoveries of its investments in these entities.

Cataguazes and its subsidiaries also have certain debt instruments maturing in 2005. While Alliant Energy expects Cataguazes and its subsidiaries will be able to refinance and/or retire such debt, Alliant Energy cannot provide any assurance that it will be able to do so. If Cataguazes and its subsidiaries are not able to refinance or retire such debt instruments, Alliant Energy could incur material charges related to its investments in Brazil.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil. Among others, these options include the potential to repair Alliant Energy’s relationship with its partners, restructure the relationship or exit this market. Alliant Energy is considering and evaluating the full range of options potentially available, although experience demonstrates that accomplishment of any of the considered options will take time. Consequently, Alliant Energy is unable to provide any assurances that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring a material charge relating to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions. Refer to “Other Matters - Critical Accounting Policies - Asset Valuations - Investments” for a further discussion.

AJCA - In October 2004, the AJCA was passed which includes changes to several provisions of the IRC.  In addition to the extension of certain renewable energy production tax credits discussed earlier, the key changes that may impact Alliant Energy include, but are not limited to, a temporary dividends received deduction for foreign earnings repatriated during 2005 and future tax relief for domestic manufacturers (including electric production activities). Alliant Energy plans to repatriate certain foreign earnings in 2005 that were previously expected to be reinvested indefinitely and, as a result, has recorded tax charges of $0.04 per share in the fourth quarter of 2004, at a rate of 5.25%, given Alliant Energy had not previously recorded U.S. tax provisions related to these earnings. Any potential utility business tax benefits realized as a result of this legislation would be subject to all appropriate regulatory reviews.

Synfuel - A continued rise in oil prices from current levels could result in a reduction or elimination of the Section 29 tax credits expected for 2005 to 2007 related to Alliant Energy’s synthetic fuel investment. A phase out or elimination of the Section 29 tax credits would have no impact on the tax credits resulting from prior production of synthetic fuel. Alliant Energy continues to closely monitor and assess this issue, including evaluating alternatives to potentially protect the ongoing economic benefits of its synthetic fuel investment, and cannot predict the ultimate outcome.

Domestic Utility Generating Facilities Outages - On Feb. 20, 2005, Kewaunee was removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and the unit was shutdown in accordance with the plant license. A modification is being made to resolve the issue and it is anticipated that the unit will be back in service at full power in April 2005. The modification costs associated with resolving this issue and the operation and maintenance costs necessary to restart the unit are not expected to have a material adverse impact on Alliant Energy’s financial condition or results of operations. WPL plans to seek recovery of the additional purchased-power costs incurred as a result of this outage through either a request for deferral or in the fuel-related rate case it will be filing in March 2005.

On Feb. 24, 2005, Alliant Energy announced that the Ottumwa Generating Station (OGS) is off-line due to a direct short in a 161-kilovolt step-up transformer. Alliant Energy is currently pursuing all options in order to put OGS back on-line as quickly as possible including replacement of the failed transformer with a new or used transformer, as well as examining options for repair of the failed transformer. Alliant Energy is currently unable to predict how long OGS will be unavailable or the costs to resolve this matter.

Refer to Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel cost recovery.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Note 15 of Alliant Energy’s, IPL’s and WPL’s “Notes to Consolidated Financial Statements” for the quarterly financial data required by Item 8.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Alliant Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management believes that, as of December 31, 2004, its internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has issued an attestation report on management’s assessment of its internal control over financial reporting. That attestation report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ Erroll B. Davis, Jr.

Erroll B. Davis, Jr.

Chairman and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Senior Executive Vice President and Chief Financial Officer

/s/ John E. Kratchmer

John E. Kratchmer

Vice President-Controller and Chief Accounting Officer

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Alliant Energy Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 2, 2005

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002

	(dollars in millions, except per share amounts)

Operating revenues:
Domestic utility:
Electric	$2,009.0	$1,917.1	$1,752.5
Gas	569.8	566.9	394.0
Other	90.6	104.2	85.4
Non-regulated	289.3	278.6	225.2

	2,958.7	2,866.8	2,457.1

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	747.4	730.6	651.8
Cost of gas sold	396.9	396.1	249.0
Other operation and maintenance	707.2	701.8	623.2
Non-regulated operation and maintenance	254.5	241.7	200.1
Depreciation and amortization	332.2	302.4	278.0
Taxes other than income taxes	100.7	89.3	103.5

	2,538.9	2,461.9	2,105.6

Operating income	419.8	404.9	351.5

Interest expense and other:
Interest expense	179.3	207.5	182.8
Loss on early extinguishment of debt	8.9	16.9	-
Equity (income) loss from unconsolidated investments	(35.1)	(18.8)	12.9
Allowance for funds used during construction	(18.5)	(20.7)	(7.7)
Preferred dividend requirements of subsidiaries	18.7	16.9	6.2
Impairment of available-for-sale securities of McLeodUSA Inc.	0.6	-	27.2
Interest income and other	(28.7)	(21.8)	(10.8)

	125.2	180.0	210.6

Income from continuing operations before income taxes	294.6	224.9	140.9

Income taxes	83.8	68.9	46.8

Income from continuing operations	210.8	156.0	94.1

Income (loss) from discontinued operations, net of tax	(65.3)	33.5	12.8

Income before cumulative effect of changes in accounting principles	145.5	189.5	106.9

Cumulative effect of changes in accounting principles, net of tax	-	(6.0)	-

Net income	$145.5	$183.5	$106.9

Average number of common shares outstanding (basic) (000s)	113,274	101,366	90,897

Earnings per average common share (basic):
Income from continuing operations	$1.86	$1.54	$1.04
Income (loss) from discontinued operations	(0.58)	0.33	0.14
Cumulative effect of changes in accounting principles	-	(0.06)	-

Net income	$1.28	$1.81	$1.18

Average number of common shares outstanding (diluted) (000s)	113,701	101,544	90,959

Earnings per average common share (diluted):
Income from continuing operations	$1.85	$1.54	$1.04
Income (loss) from discontinued operations	(0.57)	0.33	0.14
Cumulative effect of changes in accounting principles	-	(0.06)	-

Net income	$1.28	$1.81	$1.18

Dividends declared per common share	$1.0125	$1.00	$2.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2003

	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,380.3	$5,707.5
Gas plant in service	674.4	646.4
Other plant in service	534.1	530.8
Accumulated depreciation	(3,166.5)	(2,982.9)

Net plant	4,422.3	3,901.8
Construction work in progress:
Emery generating facility	-	304.3
Other	180.9	151.8
Other, less accumulated depreciation (accum. depr.) of $3.4 and $3.2	69.6	68.6

Total domestic utility	4,672.8	4,426.5

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $17.8 and $12.6	266.2	228.8
International, less accum. depr. of $45.4 and $33.7	193.5	198.9
Other Non-regulated Investments, less accum. depr. of $49.6 and $43.4	87.1	80.9
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $42.6 and $24.3	65.0	68.5

Total non-regulated and other	611.8	577.1

	5,284.6	5,003.6

Current assets:
Cash and temporary cash investments	262.6	240.8
Restricted cash	13.2	9.8
Accounts receivable:
Customer, less allowance for doubtful accounts of $3.9 and $4.8	149.5	58.9
Unbilled utility revenues	138.1	83.4
Other, less allowance for doubtful accounts of $2.3 and $0.8	69.5	93.8
Production fuel, at average cost	59.5	54.1
Materials and supplies, at average cost	61.7	60.5
Gas stored underground, at average cost	64.9	49.3
Regulatory assets	61.8	61.8
Assets held for sale	56.7	193.1
Other	88.7	83.0

	1,026.2	988.5

Investments:
Investments in unconsolidated foreign entities	540.4	481.5
Nuclear decommissioning trust funds	413.2	381.5
Investment in American Transmission Company LLC and other	251.3	258.8

	1,204.9	1,121.8

Other assets:
Regulatory assets	426.1	361.3
Deferred charges and other	333.4	322.3

	759.5	683.6

Total assets	$8,275.2	$7,797.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 240,000,000 and 200,000,000 shares;
outstanding 115,741,816 and 110,962,910 shares	$1.2	$1.1
Additional paid-in capital	1,762.1	1,643.6
Retained earnings	871.9	840.4
Accumulated other comprehensive loss	(67.1)	(106.4)
Shares in deferred compensation trust - 246,572 and 264,673 shares
at an average cost of $27.36 and $27.84 per share	(6.7)	(7.4)

Total common equity	2,561.4	2,371.3

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	2,299.5	2,123.3

	5,104.7	4,738.4

Current liabilities:
Current maturities	102.3	69.3
Variable rate demand bonds	39.1	55.1
Commercial paper	83.0	107.5
Other short-term borrowings	18.9	21.5
Accounts payable	295.8	296.2
Accrued interest	45.5	44.0
Accrued taxes	103.2	68.8
Liabilities held for sale	14.0	48.3
Other	176.9	147.7

	878.7	858.4

Other long-term liabilities and deferred credits:
Deferred income taxes	775.5	702.0
Deferred investment tax credits	44.0	49.1
Regulatory liabilities	647.2	654.2
Asset retirement obligations	369.3	345.7
Pension and other benefit obligations	185.8	188.3
Other	220.4	209.1

	2,242.2	2,148.4

Minority interest	49.6	52.3

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$8,275.2	$7,797.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002

	(in millions)
Cash flows from operating activities:
Net income	$145.5	$183.5	$106.9
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	65.3	(33.5)	(12.8)
Depreciation and amortization	332.2	302.4	278.0
Other amortizations	66.2	73.7	51.6
Deferred tax expense and investment tax credits	58.6	58.0	13.4
Equity (income) loss from unconsolidated investments, net	(35.1)	(18.8)	12.9
Distributions from equity method investments	34.4	24.3	21.7
Gains on dispositions of assets, net	(19.8)	(5.6)	(0.2)
Non-cash valuation charges	3.9	11.0	50.6
Other	(1.6)	2.5	(13.9)
Other changes in assets and liabilities:
Accounts receivable	(20.0)	(60.2)	(7.8)
Sale of utility accounts receivable	(101.0)	(26.0)	24.0
Gas stored underground	(15.6)	(13.2)	4.5
Accounts payable	36.2	(2.2)	14.9
Accrued taxes	34.4	(35.1)	18.8
Benefit obligations and other	(82.0)	(0.1)	(21.3)

Net cash flows from operating activities	501.6	460.7	541.3

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(538.6)	(580.8)	(405.8)
Non-regulated businesses	(95.2)	(246.8)	(209.9)
Alliant Energy Corporate Services, Inc. and other	(15.4)	(9.6)	(32.7)
Nuclear decommissioning trust funds	(15.0)	(14.1)	(22.9)
Proceeds from asset sales	42.4	522.5	26.0
Other	(17.7)	53.1	19.7

Net cash flows used for investing activities	(639.5)	(275.7)	(625.6)

Cash flows from (used for) financing activities:
Common stock dividends	(114.0)	(101.3)	(181.0)
Proceeds from issuance of common stock	115.1	345.6	56.1
Proceeds from issuance of preferred stock of subsidiary	-	38.7	144.6
Redemption of preferred stock of subsidiary	-	-	(56.4)
Net change in Alliant Energy Resources, Inc.'s credit facility	-	-	(383.6)
Proceeds from issuance of other long-term debt	297.3	338.6	300.0
Reductions in other long-term debt	(111.0)	(367.8)	(20.8)
Net change in commercial paper and other short-term borrowings	(27.1)	(180.2)	200.1
Net change in loans with discontinued operations	33.7	(40.1)	42.4
Other	(34.3)	(35.4)	(24.2)

Net cash flows from (used for) financing activities	159.7	(1.9)	77.2

Net increase (decrease) in cash and temporary cash investments	21.8	183.1	(7.1)

Cash and temporary cash investments at beginning of period	240.8	57.7	64.8

Cash and temporary cash investments at end of period	$262.6	$240.8	$57.7

Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	$179.2	$198.9	$184.2

Income taxes, net of refunds	$34.6	$18.9	$32.4

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$-	$127.6	$-

Debt assumed by buyer of affordable housing business	$-	$88.0	$-

Capital lease obligations incurred	$17.7	$14.8	$19.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2004	2003

	(in millions)
Common equity (Refer to Consolidated Balance Sheets)	$2,561.4	$2,371.3

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243.8	243.8

Long-term debt, net:
Domestic utility:
First Mortgage Bonds:
7.6%, due 2005	72.0	72.0
2.5% variable rate at Dec. 31, 2004, due 2005	16.0	16.0
8%, due 2007	25.0	25.0
2.36% variable rate at Dec. 31, 2004, due 2014	8.5	8.5
2.15% to 2.5% variable rates at Dec. 31, 2004, due 2015	30.6	30.6
7.75%, retired in 2004	-	62.0

	152.1	214.1
Collateral Trust Bonds:
7.25%, due 2006	60.0	60.0
6.875%, due 2007	55.0	55.0
6%, due 2008	50.0	50.0
5.5% to 7%, due 2023	69.4	69.4

	234.4	234.4
Pollution Control Revenue Bonds:
2.5% to 6.35% fixed/variable rates at Dec. 31, 2004, due 2005 to 2023	45.9	45.9

Other long-term debt:
Debentures, 7%, due 2007	105.0	105.0
Debentures, 5.7%, due 2008	60.0	60.0
Senior debentures, 6.625%, due 2009	135.0	135.0
Debentures, 7.625%, due 2010	100.0	100.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	-
Debentures, 6.25%, due 2034	100.0	-

	1,457.4	1,294.4
Less:
Current maturities	(90.7)	(62.0)
Variable rate demand bonds	(39.1)	(55.1)
Unamortized debt discount, net	(3.0)	(3.0)

Total domestic utility, net	1,324.6	1,174.3

Non-regulated and other:
Alliant Energy Neenah, LLC credit facility, 3.5% at Dec. 31, 2004, due 2005 to 2010	49.5	55.1
Alliant Energy New Zealand Ltd. non-recourse redeemable
preference shares (NZ$100 denomination), 6.765%, due 2007	71.8	-
Alliant Energy Corporate Services, Inc. senior notes, 4.55%, due 2008	75.0	75.0
Senior notes, 7.375%, due 2009, partially retired in 2004	204.0	211.0
Senior notes, 7%, due 2011, partially retired in 2004	258.0	282.5
Senior notes, 9.75%, due 2013, partially retired in 2004	275.0	285.0
Exchangeable senior notes, 2.5%, due 2030	402.5	402.5
Other, 1% to 6.7%, due 2005 to 2033	19.6	14.9

	1,355.4	1,326.0

Less:
Current maturities	(11.6)	(7.3)
Unamortized debt discount, net	(368.9)	(369.7)

Total non-regulated and other, net	974.9	949.0

Total long-term debt, net	2,299.5	2,123.3

Total capitalization	$5,104.7	$4,738.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in millions)
2002:
Beginning balance (a)	$0.9	$1,239.8	$832.3	($152.5)	($2.2)	$1,918.3
Net income			106.9			106.9
Unrealized holding losses on securities, net of tax of ($8.5)				(11.1)		(11.1)
Less: reclassification adjustment for losses
included in net income, net of tax of ($14.4)				(23.2)		(23.2)

Net unrealized gains on securities				12.1		12.1

Foreign currency translation adjustments, net of tax of ($58.7)				(37.8)		(37.8)

Minimum pension liability adjustments, net of tax of ($18.9)				(27.2)		(27.2)

Unrealized holding losses on derivatives, net of tax of ($2.8)				(2.6)		(2.6)
Less: reclassification adjustment for gains
included in net income, net of tax of $1.7				1.9		1.9

Net unrealized losses on qualifying derivatives				(4.5)		(4.5)

Total comprehensive income						49.5
Common stock dividends			(181.0)			(181.0)
Common stock issued and other		54.1			(4.7)	49.4

Ending balance	0.9	1,293.9	758.2	(209.9)	(6.9)	1,836.2

2003:
Net income			183.5			183.5
Unrealized holding gains on securities, net of tax of $6.5				11.2		11.2
Less: reclassification adjustment for gains
included in net income, net of tax of $1.4				2.4		2.4

Net unrealized gains on securities				8.8		8.8

Foreign currency translation adjustments,
net of tax of ($6.8)				88.9		88.9
Less: reclassification adjustment for gains
included in net income, net of tax of $4.3				5.3		5.3

Net foreign currency translation adjustments				83.6		83.6

Minimum pension liability adjustments, net of tax of $4.3				6.3		6.3

Unrealized holding losses on derivatives, net of tax of ($0.9)				(1.7)		(1.7)
Less: reclassification adjustment for losses
included in net income, net of tax of ($3.8)				(6.5)		(6.5)

Net unrealized gains on qualifying derivatives				4.8		4.8

Total comprehensive income						287.0
Common stock dividends			(101.3)			(101.3)
Common stock issued and other	0.2	349.7			(0.5)	349.4

Ending balance	1.1	1,643.6	840.4	(106.4)	(7.4)	2,371.3

2004:
Net income			145.5			145.5
Unrealized holding gains on securities, net of tax of $5.8				9.7		9.7
Less: reclassification adjustment for gains
included in net income, net of tax of $6.6				10.6		10.6

Net unrealized losses on securities				(0.9)		(0.9)

Foreign currency translation adjustments, net of tax of $5.2				24.7		24.7

Minimum pension liability adjustments, net of tax of $10.1				15.6		15.6

Unrealized holding gains on derivatives, net of tax of $0.2				0.3		0.3
Less: reclassification adjustment for gains
included in net income, net of tax of $0.3				0.4		0.4

Net unrealized losses on qualifying derivatives				(0.1)		(0.1)

Total comprehensive income						184.8
Common stock dividends			(114.0)			(114.0)
Common stock issued and other	0.1	118.5			0.7	119.3

Ending balance	$1.2	$1,762.1	$871.9	($67.1)	($6.7)	$2,561.4

(a) Accumulated other comprehensive loss at January 1, 2002 consisted of ($8.0) of net unrealized losses on securities, ($126.8) of foreign currency translation adjustments, ($16.4) of minimum pension liability adjustments and ($1.3) of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of Alliant Energy Corporation (Alliant Energy) and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). IPL and WPL are utility subsidiaries that are engaged principally in the generation, transmission (IPL only), distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in Iowa, Wisconsin, Minnesota and Illinois. Resources (through its numerous direct and indirect subsidiaries) is comprised of three primary business platforms: International, Non-regulated Generation and Other Non-regulated Investments. International holds interests in various businesses to develop energy generation, delivery and infrastructure in growing international markets in Brazil, China and New Zealand. Non-regulated Generation supports the development, financing and construction of generation to meet the needs of Alliant Energy’s domestic utility business; owns a 309 megawatt (MW), non-regulated, tolled (through May 2008), natural gas-fired power plant in Neenah, Wisconsin; and currently has a 300 MW simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin. Other Non-regulated Investments includes investments in environmental engineering and site remediation, transportation, a master-planned resort community (Laguna del Mar), synthetic fuel and energy technologies investments, as well as oil and gas gathering pipeline systems and a biomass facility that Alliant Energy recently decided to divest. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries as required under the Public Utility Holding Company Act of 1935 (PUHCA). Refer to Note 16 for information on various businesses reported as assets held for sale and discontinued operations in Alliant Energy’s Consolidated Financial Statements.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation. Most reclassifications relate to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). The notes herein have been restated to reflect continuing operations for all periods presented.

Unconsolidated investments for which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy’s equity in net income or loss, which is included in “Equity (income) loss from unconsolidated investments” in the Consolidated Statements of Income, and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy’s proportionate share of the investee’s other comprehensive income (loss), which is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

(b) Regulation - Alliant Energy is a registered public utility holding company subject to regulation by the Securities and Exchange Commission (SEC) under PUHCA. The utility subsidiaries are subject to regulation under PUHCA, FERC, their respective state regulatory commissions, the U.S. Environmental Protection Agency, and the Nuclear Regulatory Commission (NRC). Resources is subject to regulation by an autonomous national electric energy agency (Agencia Nacional de Energia Eletrica (ANEEL)) for its Brazil investments, the Chinese government, including local and provincial authorities, for its China investments and the New Zealand Electricity Commission for its New Zealand investments. Alliant Energy and its subsidiaries are also subject to regulation by various other federal, state and local agencies.

(c) Regulatory Assets and Liabilities - Alliant Energy is subject to the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation”, which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates. At Dec. 31, 2004 and 2003, IPL had $22 million and $24 million and WPL had $11 million and $7 million of regulatory assets that were not earning returns, respectively. At Dec. 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
Tax-related (Note 1(d))	$251.1	$209.2	$230.9	$185.8	$20.2	$23.4
Environmental-related (Note 11(e))	50.6	58.6	37.7	42.4	12.9	16.2
Minimum pension liability (Note 6(a))	39.4	--	--	--	39.4	--
Energy conservation program costs	36.1	36.8	21.8	13.9	14.3	22.9
Asset retirement obligations (Note 19)	32.9	28.8	17.6	20.5	15.3	8.3
Debt redemption costs	22.8	24.2	13.2	14.2	9.6	10.0
Excess allowance for funds used during
construction (AFUDC) (Note 1(g))	11.9	12.1	--	--	11.9	12.1
Derivatives (Note 10(a))	10.6	4.7	3.9	1.1	6.7	3.6
Fuel cost recovery (Note 1(i))	4.6	15.5	4.1	15.3	0.5	0.2
Other	27.9	33.2	9.0	9.7	18.9	23.5
	$487.9	$423.1	$338.2	$302.9	$149.7	$120.2

Alliant Energy believes it is probable that any differences between expenses for legal asset retirement obligations (AROs) calculated under SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
Cost of removal obligations	$534.7	$535.8	$336.7	$325.9	$198.0	$209.9
Tax-related (Note 1(d))	110.3	114.0	93.3	96.1	17.0	17.9
Gas performance incentive (Note 1(i))	15.1	10.6	--	--	15.1	10.6
Other	14.7	11.5	5.9	8.1	8.8	3.4
	$674.8	$671.9	$435.9	$430.1	$238.9	$241.8

At Dec. 31, 2004 and 2003, current regulatory liabilities of $28 million and $18 million, and $4 million and $4 million, were reported in “Other current liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets, respectively.

Alliant Energy collects in rates future removal costs for many assets that do not have an associated legal ARO. Alliant Energy records a regulatory liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities.

(d) Income Taxes - Alliant Energy is subject to the provisions of SFAS 109, “Accounting for Income Taxes,” and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related accumulated deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed and are generally related to nonconventional fuel and research and development.

Consistent with Iowa rate making practices for IPL, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment) because rates are reduced for the current tax benefits. As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IPL has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(c). In Wisconsin, the Public Service Commission of Wisconsin (PSCW) has allowed rate recovery of deferred taxes on all temporary differences since August 1991. WPL established a regulatory asset associated with those temporary differences occurring prior to August 1991 that will be recovered in future rates through 2007.

In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IPL’s results of operations pending a decision from the Iowa Utilities Board (IUB) on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IPL’s proposed accounting treatment to defer the tax savings as a regulatory liability resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS, which is expected to occur in 2005 or 2006. There would be no material negative impact on IPL’s results of operations or financial position should the IRS reject IPL’s proposal.

(e) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2004	2003	2002
Basic EPS calculation	113,274	101,366	90,897
Effect of dilutive securities	427	178	62
Diluted EPS calculation	113,701	101,544	90,959

In 2004, 2003 and 2002, 3,309,468, 3,799,938 and 3,338,978 options, respectively, to purchase shares of common stock, with weighted average exercise prices of $29.36, $28.68 and $29.67, respectively, were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price.

(f) Temporary Cash Investments and Restricted Cash - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days. Alliant Energy’s short-term restricted cash at Dec. 31, 2004 primarily related to dividend requirements of non-recourse redeemable preference shares issued by Resources’ wholly-owned New Zealand subsidiary in 2004 and deposits with trustees. At Dec. 31, 2003, short-term restricted cash primarily related to borrowing requirements for various power plants in China and deposits with trustees. At Dec. 31, 2004 and 2003, Alliant Energy also had $7.3 million and $6.7 million, respectively, of long-term restricted cash primarily related to borrowing requirements for the acquisition and maintenance of Resources’ 309 MW power plant in Neenah, Wisconsin.

(g) Property, Plant and Equipment - Domestic utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead, administrative costs and AFUDC. At Dec. 31, 2004 and 2003, IPL had $20 million and $21 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($4.3 million and $4.6 million, respectively, of such balances are currently being recovered in IPL’s rates). Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs reduce the regulatory liability previously established. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2004	2003	2002
IPL	7.3%	7.9%	6.9%
WPL (PSCW formula - retail jurisdiction)	15.2%	14.8%	12.6%
WPL (FERC formula - wholesale jurisdiction)	12.5%	9.5%	2.6%

WPL records a regulatory asset for all retail jurisdiction construction projects equal to the difference between the AFUDC calculated in accordance with PSCW guidelines and the AFUDC authorized by FERC and amortizes the regulatory asset at a composite rate and time frame established during each rate case. The amount of AFUDC generated by equity and debt was as follows (in millions):

	Alliant Energy			IPL			WPL
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Equity	$13.2	$13.5	$4.0	$9.5	$10.6	$2.5	$3.7	$2.9	$1.5
Debt	5.3	7.2	3.7	4.5	6.1	2.6	0.8	1.1	1.1
	$18.5	$20.7	$7.7	$14.0	$16.7	$5.1	$4.5	$4.0	$2.6

Electric plant in service by functional category as of Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
Generation	$3,049.6	$2,596.1	$2,054.6	$1,631.5	$995.0	$964.6
Distribution	2,464.2	2,280.0	1,395.1	1,306.5	1,069.1	973.5
Transmission	634.3	603.2	634.3	603.2	--	--
Other	232.2	228.2	167.8	164.3	64.4	63.9
	$6,380.3	$5,707.5	$4,251.8	$3,705.5	$2,128.5	$2,002.0

IPL and WPL use a combination of remaining life, straight-line and sum-of-the-years-digits depreciation methods as approved by their respective regulatory commissions. The remaining depreciable life of the Duane Arnold Energy Center (DAEC), of which IPL is a co-owner, is based on the NRC license end-of-life of 2014. The remaining depreciable life of the Kewaunee Nuclear Power Plant (Kewaunee), of which WPL is a co-owner, is based on the PSCW approved revised end-of-life of 2010. Depreciation expense related to the decommissioning of DAEC and Kewaunee is discussed further in Note 11(f). The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IPL			WPL
	2004	2003	2002	2004	2003	2002
Electric	3.5%	3.3%	3.4%	3.5%	3.7%	3.6%
Gas	2.7%	2.7%	2.9%	4.0%	4.0%	4.1%

Nuclear fuel for DAEC is leased. Annual nuclear fuel lease expenses include the cost of fuel, based on the quantity of heat produced for electric generation, plus the lessor’s interest costs related to fuel in the reactor and administrative expenses. Nuclear fuel for Kewaunee is recorded at its original cost and is amortized to expense based upon the quantity of heat produced for electric generation. This accumulated amortization assumes spent nuclear fuel will have no residual value. Estimated future disposal costs of such fuel are expensed based on kilowatt-hours (KWhs) generated. Refer to Note 3 for additional information on DAEC’s nuclear fuel lease.

Non-regulated property, plant and equipment is recorded at cost. The majority of the non-regulated property, plant and equipment is depreciated using the straight-line method over periods ranging from 10 to 32 years. Upon retirement or sale of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. In 2004, Resources capitalized interest of $5.4 million related to the Sheboygan Falls project.

(h) Operating Revenues - Revenues from IPL and WPL are primarily from electric and natural gas sales and deliveries and are recorded under the accrual method of accounting and recognized upon delivery. Revenues from Alliant Energy’s non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Alliant Energy’s non-regulated businesses also account for the revenues of certain contracts on the percentage of completion method. Alliant Energy accrues revenues for services rendered but unbilled at month-end. Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. The revenues do not include the collection of the aforementioned taxes.

(i) Domestic Utility Fuel Cost Recovery - IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current regulatory asset or liability, until they are automatically reflected in future billings to customers. Recovery of capacity related charges associated with IPL’s and WPL’s purchased-power costs are recovered from electric customers through changes in base rates.

WPL’s retail electric rates are based on annual forecasts that include fuel and purchased energy costs. Under PSCW rules, WPL can seek rate increases for increases in the cost of electric fuel and purchased energy if it experiences an increase in costs that are more than 3% higher than the estimated costs used to establish rates and must reduce rates if annual costs are more than 3% lower than the estimated costs used to establish rates. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WPL, with the remainder refunded to or recovered from customers.

(j) Generating Facility Outages - The IUB allows IPL to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. These costs include incremental internal labor costs, contractor labor and materials directly related to activities performed during the outage. As these revenues are collected, an equivalent amount is charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve is reversed to offset the refueling outage expenditures. Operating expenses incurred during refueling outages at Kewaunee are expensed by WPL as incurred. The maintenance costs incurred during outages for Alliant Energy’s various other generating facilities are also expensed as incurred. The timing of the DAEC and Kewaunee refueling outages during 2002 to 2004 and anticipated refueling outages for 2005 to 2007 are as follows:

	2002	2003	2004	2005	2006	2007
DAEC	None	Spring	None	Spring	None	Spring
Kewaunee	None	Spring	Fall	None	Spring	Fall

(k) Translation of Foreign Currency - Assets and liabilities of international investments, where the local currency is the functional currency, have been translated at year-end exchange rates and related income statement results have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation, including gains and losses on intercompany foreign currency transactions, which are long-term in nature and which Alliant Energy does not intend to settle in the foreseeable future, have been recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets.

(l) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, certain currency rates and volatility in a portion of natural gas sales volumes due to weather. Alliant Energy also utilizes derivatives to mitigate the equity price volatility associated with certain investments in equity securities. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated as, and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. A number of Alliant Energy’s derivative transactions are in its domestic utility business and based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations. Changes in fair market values of such derivatives generally have no impact on Alliant Energy’s results of operations, as they are generally reported as changes in regulatory assets and liabilities. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are not accounted for as derivative instruments.

Alliant Energy is exposed to losses related to financial instruments in the event of counterparties’ non-performance. Alliant Energy has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate its exposure to counterparty credit risk. Alliant Energy is not aware of any material exposure to counterparty credit risk related to its derivative financial instruments. Refer to Note 10 for further discussion of Alliant Energy’s derivative financial instruments.

(m) Accounting for Stock Options - At Dec. 31, 2004, Alliant Energy had two stock-based incentive compensation plans, which are described more fully in Note 6(b). Alliant Energy accounts for stock options issued under these plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). No stock-based compensation cost is reflected in net income in Alliant Energy’s Consolidated Statements of Income, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The effect on net income and EPS if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under these plans was as follows (in millions):

	2004	2003	2002
Net income, as reported	$145.5	$183.5	$106.9
Less: stock-based compensation expense, net of tax	1.7	2.0	2.6
Pro forma net income	$143.8	$181.5	$104.3

EPS (basic):
As reported	$1.28	$1.81	$1.18
Pro forma	$1.27	$1.79	$1.15
EPS (diluted):
As reported	$1.28	$1.81	$1.18
Pro forma	$1.26	$1.79	$1.15

(n) Pension Plan - For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to IPL, WPL, Resources and the parent company based on labor costs of plan participants and any additional minimum pension liability based on each group’s funded status.

(o) Asset Valuations - Long-lived assets, excluding goodwill and regulatory assets, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows. Assets held for sale are reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such asset exceeds the estimated fair value less cost to sell.

Goodwill represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is required to be evaluated for impairment at least annually and more frequently if indicators of impairment exist. If the fair value of a reporting unit is less than its carrying value, including goodwill, an impairment charge may be necessary. The fair value of reporting units is determined by utilizing a combination of market value indicators and expected discounted future cash flows. Refer to Note 14 for additional information.

If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value.

(p) Interest Income and Other - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Consolidated Statements of Income are as follows (in millions):

	2004	2003	2002
Interest income:
From loans to discontinued operations	($8.5)	($11.7)	($23.0)
From loan to Mexican development company (Note 9)	--	(5.6)	(3.8)
Other	(8.0)	(6.2)	(7.2)
Valuation charges/(income):
McLeodUSA Inc. (McLeod) trading securities	0.7	(0.6)	5.0
Other unconsolidated investments	1.1	2.8	10.3
Gain on sale of Whiting Petroleum Corporation (WPC) stock	(14.2)	--	--
Gains on other asset sales, net	(5.6)	(5.6)	(0.2)
Currency transaction (gains) losses, net	(1.4)	(2.4)	0.7
Minority interest of subsidiaries’ net earnings	4.3	4.5	4.2
Other	2.9	3.0	3.2
	($28.7)	($21.8)	($10.8)

(q) Operating Leases - Alliant Energy has certain purchased-power agreements that are accounted for as operating leases. Costs associated with these agreements are included in “Electric production fuel and purchased power” in Alliant Energy’s Consolidated Statements of Income based on monthly payments for these agreements. Monthly capacity payments related to one of these agreements is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the plant.

(2) DOMESTIC UTILITY RATE MATTERS

In 2005, WPL received approval from the PSCW to refund $12 million in 2005 to its natural gas customers for gains realized from its gas performance incentive program. At Dec. 31, 2004, WPL reserved for all amounts related to these refunds. Refer to Note 1(i) for further discussion of WPL’s fuel cost recovery.

(3) LEASES

Operating Leases - In 2004, 2003 and 2002, Alliant Energy’s operating lease rental expenses, which included certain purchased-power agreements, were $79 million, $41 million and $38 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $3.4 million, $4.2 million and $5.2 million for 2004, 2003 and 2002, respectively. At Dec. 31, 2004, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases:
Certain purchased-power agreements	$69	$70	$72	$64	$58	$177	$510
Synthetic leases	19	24	50	4	6	15	118
Other	13	11	9	8	7	39	87
Total operating leases	$101	$105	$131	$76	$71	$231	$715

The purchased-power agreements meeting the criteria as operating leases are such that, over the contract term, Alliant Energy has exclusive rights to all or a substantial portion of the output from a specific generating facility. The purchased-power agreements total in the previous table includes $429 million and $56 million related to the Riverside plant tolling agreement and RockGen plant purchased-power agreement, respectively. Refer to Note 20 for additional information concerning the impacts of Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), on these two agreements.

The synthetic leases in the previous table relate to the financing of the corporate headquarters, corporate aircraft, utility railcars and a utility radio dispatch system. The entities that lease these assets to Alliant Energy do not meet the consolidation requirements per FIN 46R and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of its synthetic leases which total $70 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 11 years. Residual value guarantee amounts have been included in the previous table.

Capital Leases - IPL has a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. Annual nuclear fuel lease expenses (included in “Electric production fuel and purchased power” in the Consolidated Statements of Income) for 2004, 2003 and 2002 were $16 million, $13 million and $15 million, respectively. At Dec. 31, 2004, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

	2005	2006	2007	2008	2009	There-after	Total	Less: amount repre-senting interest	Present value of net minimum capital lease payments	Gross assets under lease at 12-31-04
Capital leases:
Nuclear fuel (IPL)	$14	$16	$10	$8	$2	$2	$52	$4	$48	$93 (a)
Office building (IPL)	1	29	--	--	--	--	30	2	28	16 (b)
Other	1	--	--	1	1	5	8	3	5	5
Total capital leases	$16	$45	$10	$9	$3	$7	$90	$9	$81	$114

(a)	At Dec. 31, 2004 and 2003, accumulated amortization was $45 million and $31 million, respectively.
(b)

The difference between the gross assets under the lease and the present value of the net minimum capital lease payments primarily relates to cash received by IPL at the inception of the lease. At Dec. 31, 2004 and 2003, accumulated amortization was $1.1 million and $0.8 million.

(4) SALES OF ACCOUNTS RECEIVABLE

Domestic utility customer accounts receivable, including unbilled revenues, arise primarily from electric and natural gas sales. At Dec. 31, 2004 and 2003, IPL and WPL were serving a diversified base of residential, commercial, industrial and wholesale customers and did not have any significant concentrations of credit risk.

IPL participates in a utility customer accounts receivable sale program whereby it may sell up to a maximum amount of $125 million of its accounts receivable to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated special purpose entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services. The agreement expires in April 2006 and is subject to annual renewal or renegotiation for a longer period thereafter. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. On a monthly basis, this sales price is adjusted, resulting in payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables are used to purchase additional receivables from IPL. In March 2004, WPL discontinued its participation in the utility customer accounts receivable sale program. WPL had no receivables sold and no short-term debt outstanding at the time it discontinued its participation in the program. Alliant Energy, IPL and WPL accounted for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The entity that purchases the receivables did not require consolidation per the guidelines of FIN 46R. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables.

At Dec. 31, 2004 and 2003, Alliant Energy had sold $75 million (all at IPL) and $176 million ($126 million at IPL and $50 million at WPL) of domestic utility customer accounts receivable, respectively. In 2004, 2003 and 2002, Alliant Energy received $1.0 billion ($1.0 billion at IPL and $30 million at WPL), $1.8 billion ($1.0 billion at IPL and $0.8 billion at WPL) and $2.3 billion ($1.1 billion at IPL and $1.2 billion at WPL), respectively, in aggregate proceeds from the sale of accounts receivable. IPL and WPL used proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs. Alliant Energy incurred costs associated with these sales of $1.7 million ($1.5 million at IPL and $0.2 million at WPL), $2.6 million ($1.4 million at IPL and $1.2 million at WPL) and $4.2 million ($2.0 million at IPL and $2.2 million at WPL) in 2004, 2003 and 2002, respectively.

(5) INCOME TAXES

The components of income taxes for Alliant Energy were as follows (in millions):

	2004	2003	2002
Current tax expense:
Federal	$30.6	$19.3	$26.3
State	16.8	12.4	20.6
Nonconventional fuel credits	(6.9)	(9.9)	(15.7)
Deferred tax expense (benefit):
Federal	71.3	62.4	19.8
State	(7.3)	0.8	(1.2)
Nonconventional fuel credits	(18.2)	(13.2)	0.8
Foreign tax expense	3.4	5.1	6.0
Research and development tax credits	(0.7)	(1.1)	(4.5)
Amortization of investment tax credits	(5.1)	(5.1)	(5.2)
Other tax credits	(0.1)	(1.8)	(0.1)
	$83.8	$68.9	$46.8

Deferred tax expense (benefit) for 2004 includes $4.4 million of expense resulting from Alliant Energy’s plan to repatriate certain foreign earnings in 2005 that were previously expected to be reinvested indefinitely. Alliant Energy had not previously recorded U.S. tax provisions related to these earnings given they were expected to be reinvested indefinitely.

Included in “Cumulative effect of changes in accounting principles, net of tax” in the Consolidated Statements of Income for 2003 were income tax benefits of $3.8 million related to the adoption of Emerging Issues Task Force Issue (EITF) 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), and SFAS 143 by Alliant Energy on Jan. 1, 2003. Refer to Note 16 for discussion of taxes associated with Alliant Energy’s discontinued operations.

Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted to reflect state apportionment benefits net of federal tax and the fact that PUHCA prohibits the retention of tax benefits at the parent level. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income from continuing operations before income taxes and preferred dividend requirements of subsidiaries.

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	2.2	3.2	8.2
Effect of rate making on property related differences	1.1	4.1	0.1
Research and development tax credits	(0.2)	(0.4)	(3.1)
Foreign operations	(1.2)	(3.1)	6.0
Adjustment of prior period taxes	(1.4)	(0.6)	0.7
Amortization of investment tax credits	(1.6)	(2.1)	(3.5)
Nonconventional fuel credits	(8.0)	(9.4)	(10.2)
Other items, net	0.8	1.8	(1.4)
Overall effective income tax rate	26.7%	28.5%	31.8%

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2004			2003
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net

Property	($30.4)	$765.3	$734.9	($37.2)	$711.0	$673.8
Exchangeable senior notes	--	189.0	189.0	--	153.7	153.7
Decommissioning	(39.9)	--	(39.9)	(30.1)	--	(30.1)
Mixed service costs	(30.0)	--	(30.0)	(30.8)	--	(30.8)
Federal credit carryforward	(64.9)	--	(64.9)	(49.3)	--	(49.3)
Capital losses	(50.1)	--	(50.1)	(36.3)	--	(36.3)
Net operating losses	(34.9)	--	(34.9)	(25.4)	--	(25.4)
Valuation allowances	61.7	--	61.7	35.8	--	35.8
Other	(52.1)	47.3	(4.8)	--	2.2	2.2
Total	($240.6)	$1,001.6	$761.0	($173.3)	$866.9	$693.6

	2004	2003
Other current assets	($11.5)	($8.4)
Deferred charges and other	(3.0)	--
Deferred income taxes	775.5	702.0
Total deferred tax (assets) and liabilities	$761.0	$693.6

At Dec. 31, 2004, Alliant Energy had the following tax carryforwards: alternative minimum tax credits of $47.6 million, capital losses of $97.2 million, net operating losses (primarily state) of $548.4 million, and general business credits of $17.3 million. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of the capital loss carryforwards expire in 2007. The net operating loss carryforwards have expiration dates ranging from 2005 to 2024 with 87.5% expiring after 2015. The general business credit carryforwards have expiration dates ranging from 2022 to 2024. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy has established valuation allowances of $61.7 million and $35.8 million as of Dec. 31, 2004 and 2003, respectively. The increase in valuation allowances was primarily related to management’s assessment of Alliant Energy’s ability to utilize the capital loss carryforwards prior to their expiration in 2007. At Dec. 31, 2004 and 2003, $24.9 million and $19.6 million, respectively, of these valuation allowances have been recorded to “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheets and relate to foreign currency translation losses that are subject to capital loss carryover limitations.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2004	2003	2002
U.S. sources	$248.0	$174.9	$142.2
Foreign sources	46.6	50.0	(1.3)
Income from continuing operations before income taxes	$294.6	$224.9	$140.9

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The weighted-average assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement date of Sep. 30 were as follows (N/A=Not Applicable):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate for benefit obligations	6%	6%	6.75%	6%	6%	6.75%
Discount rate for net periodic cost	6%	6.75%	7.25%	6%	6.75%	7.25%
Expected return on plan assets	9%	9%	9%	9%	9%	9%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	10%	9.5%	10.8%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

The expected return on plan assets was determined by analysis of forecasted asset class returns as well as actual returns for the plan over the past 10 years. An adjustment to the returns to account for active management of the assets is also made in the analysis. The obligations are viewed as long-term commitments and a long-term approach is used when determining the expected rate of return on assets, which is reviewed on an annual basis.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$19.3	$16.1	$13.7	$10.3	$7.6	$5.5
Interest cost	43.7	43.6	42.1	14.0	14.7	12.7
Expected return on plan assets	(46.8)	(40.6)	(41.8)	(6.5)	(5.4)	(5.5)
Amortization of (*):
Transition obligation (asset)	(0.3)	(0.5)	(2.0)	2.0	3.7	3.7
Prior service cost	3.5	3.2	3.2	(1.0)	(0.3)	(0.3)
Actuarial loss	7.5	8.7	2.7	4.8	2.6	0.5
	$26.9	$30.5	$17.9	$23.6	$22.9	$16.6
*	Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs are amortized over the average future service lives of the participants. Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2004, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$3.1	($2.7)
Effect on postretirement benefit obligation	$24.1	($21.6)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefit and other postretirement benefit plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$721.0	$646.7	$242.4	$215.7
Service cost	19.3	16.1	10.3	7.6
Interest cost	43.7	43.6	14.0	14.7
Plan participants’ contributions	--	--	2.0	1.9
Plan amendments	5.7	1.7	(2.2)	(19.1)
Actuarial loss	36.5	47.8	11.2	34.6
Gross benefits paid	(37.7)	(34.9)	(15.3)	(13.0)
Net projected benefit obligation at end of year	788.5	721.0	262.4	242.4

Change in plan assets:
Fair value of plan assets at beginning of year	530.6	466.7	78.3	67.3
Actual return on plan assets	60.8	86.2	7.1	9.9
Employer contributions	70.2	12.6	19.4	12.2
Plan participants’ contributions	--	--	2.0	1.9
Gross benefits paid	(37.7)	(34.9)	(15.3)	(13.0)
Fair value of plan assets at end of year	623.9	530.6	91.5	78.3

Funded status at end of year	(164.6)	(190.4)	(170.9)	(164.1)
Unrecognized net actuarial loss	190.2	175.2	96.7	90.9
Unrecognized prior service cost	24.6	22.4	(5.7)	(4.6)
Unrecognized net transition obligation (asset)	(0.5)	(0.8)	15.9	17.9
Net amount recognized at end of year	$49.7	$6.4	($64.0)	($59.9)

Amounts recognized on the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$76.0	$60.1	$2.1	$2.2
Accrued benefit cost	(26.3)	(53.7)	(66.1)	(62.1)
Additional minimum liability	(91.8)	(77.1)	--	--
Intangible asset	15.1	14.2	--	--
Regulatory asset	39.4	--	--	--
Accumulated other comprehensive loss	37.3	62.9	--	--
Net amount recognized at measurement date	49.7	6.4	(64.0)	(59.9)

Contributions paid after 9/30 and prior to 12/31	0.7	0.6	3.9	6.7
Net amount recognized at 12/31	$50.4	$7.0	($60.1)	($53.2)

In 2004, the PSCW authorized Wisconsin utilities to record additional minimum pension liability to “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on its Consolidated Balance Sheets. In 2003, a plan amendment was adopted that required certain employees to accrue 10 years of service after age 45 in order to be eligible for postretirement medical benefits. This amendment resulted in a reduction of the other postretirement benefit obligation.

The funded status of the qualified pension plans based on the projected benefit obligation at Sep. 30, 2004 was ($115) million. Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Accumulated benefit obligation	$715.4	$663.2	$262.4	$242.4
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	533.6	497.5	260.7	240.7
Fair value of plan assets	431.1	355.6	88.1	75.1
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	788.5	721.0	N/A	N/A
Fair value of plan assets	623.9	530.6	N/A	N/A

Alliant Energy’s net periodic benefit cost is primarily included in “Domestic utility - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income. Alliant Energy calculates the fair value of plan assets by using the straight market value of assets approach.

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefit plans at Sep. 30, 2004 and 2003, and the pension plan target allocation for 2004 were as follows:

	Pension Plans			Other Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Sep. 30		Percentage of Plan Assets at Sep. 30
Asset Category	2004	2004	2003	2004	2003
Equity securities	65-75%	73%	61%	42%	47%
Debt securities	20-35%	27%	33%	33%	41%
Other	0-5%	--	6%	25%	12%
		100%	100%	100%	100%

For the various Alliant Energy pension and postretirement plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2004 and 2003. Alliant Energy’s plan assets are managed by outside investment managers. Alliant Energy’s investment strategy and its policies employed with respect to pension and postretirement assets is to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class, number of investments, and sector and industry limits when applicable.

For the pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals to maximize returns and minimize risk over the long-term, the pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored quarterly and appropriate action is taken as needed to rebalance the assets within the prescribed range. Assets related to postretirement plans are viewed as long-term. A mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term. Prohibited investment vehicles related to the pension and postretirement plans include, but may not be limited to, direct ownership of real estate, real estate investment trusts, options and futures unless specifically approved, margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms.

Alliant Energy estimates that funding for the pension and postretirement benefit plans for 2005 will be approximately $3 million and $17 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2005	2006	2007	2008	2009	2010 - 2014
Pension benefits	$37.3	$38.6	$41.8	$45.5	$47.9	$290.8
Other benefits	17.5	17.1	18.0	19.0	20.1	119.6
Medicare subsidies	--	(1.2)	(1.3)	(1.4)	(1.4)	(7.8)
	$54.8	$54.5	$58.5	$63.1	$66.6	$402.6

In 2004, Alliant Energy adopted FASB Staff Position No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). The U.S. Department of Health and Human Services recently provided initial guidance regarding actuarial equivalence. Additional guidance and clarifications are expected to be provided in the future. Alliant Energy believes that a substantial portion of its postretirement medical plans will be actuarially equivalent to the Medicare Prescription Drug Plan. Alliant Energy anticipates continuing its current prescription drug coverage for currently covered retirees and therefore should be eligible for the subsidy available from Medicare. The estimated reductions in Alliant Energy’s 2004 other postretirement benefits costs and accumulated projected benefit obligation were $3 million and $20 million, respectively.

Alliant Energy has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2004 and 2003, the cash surrender value of these investments was $37 million and $35 million, respectively. Under Alliant Energy’s deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts, which are held in grantor trusts. At Dec. 31, 2004 and 2003, the fair market value of the trusts totaled $8.0 million and $7.6 million, respectively, the majority of which consisted of Alliant Energy common stock. A significant number of Alliant Energy employees also participate in a defined contribution pension plan (401(k)). Alliant Energy’s contributions to the 401(k) plan, which are based on the participants’ level of contribution, were $9.3 million, $8.0 million and $9.2 million in 2004, 2003 and 2002, respectively. For the Alliant Energy 401(k) plan, Alliant Energy common stock represented 23.7% and 22.6% of total plan assets at Dec. 31, 2004 and 2003.

(b) Equity Incentive Plans - Alliant Energy has a 2002 Equity Incentive Plan (EIP) that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2004, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP plan and a predecessor plan under which new awards can no longer be granted. At Dec. 31, 2004, approximately 1.7 million shares were available for issuance under the EIP. Options granted to date under the plans were granted at the quoted market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date, or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity was as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,216,714	$26.74	3,842,136	$29.48	2,917,229	$30.03
Options granted	679,566	25.81	957,200	16.82	945,863	27.79
Options exercised	(174,975)	18.48	--	--	--	--
Options forfeited	(242,859)	28.16	(582,622)	28.49	(20,956)	29.41
Outstanding at end of year	4,478,446	26.85	4,216,714	26.74	3,842,136	29.48
Exercisable at end of year	3,061,419	28.72	2,514,908	29.68	2,242,187	29.93

The weighted-average remaining contractual life of outstanding options at Dec. 31, 2004, 2003 and 2002 was 6 years, 7 years and 7 years, respectively. Additional information as of Dec. 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price
$16.82	737,355	$16.82	8 years	196,882	$16.82
$24.90-$25.93	547,500	25.12	9 years	9,449	24.94
$27.50-$28.65	1,649,670	28.14	6 years	1,385,580	28.21
$29.81-$31.56	1,543,921	30.86	5 years	1,469,508	30.83

The value of the options granted during the year using the Black-Scholes pricing method was as follows:

	2004	2003	2002
Value of options	$3.74	$1.94	$9.14
Volatility	21.6%	22.8%	40.6%
Risk free interest rate	3.3%	3.5%	5.0%
Expected life	7 years	7 years	10 years
Expected dividend yield on date of grant	4.0%	5.9%	6.0%

At Dec. 31, 2004 and 2003, Alliant Energy had 77,285 and 1,745 shares of restricted stock outstanding, respectively. Any unvested shares of restricted stock become fully vested upon retirement. Participants’ unvested restricted stock is forfeited when the participant leaves Alliant Energy. Compensation cost is measured at the date of the award based on the fixed number of shares awarded and the market price of the shares at the award date. Compensation cost, which is recognized ratably over the three-year restriction period (2,008 of the shares at Dec. 31, 2004 have a two-year restriction period), was $0.6 million, $0 and $0.2 million in 2004, 2003 and 2002, respectively.

Performance share payouts to key employees of Corporate Services and Resources are contingent upon achievement of specified goals over three-year periods, with metrics of total shareowner return relative to an investor-owned utility peer group and/or specified EPS growth, depending on the year of grant. Performance shares are paid out in shares of Alliant Energy’s common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. Performance shares have an intrinsic value equal to the quoted market price of a share on the date of payout. Pursuant to APB 25, Alliant Energy accrues the plan expense over the three-year period the services are performed and recognized (income) expense of $3.0 million, $4.1 million and ($1.6) million in 2004, 2003 and 2002, respectively.

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - The number of shares of common stock issued by Alliant Energy was as follows:

	2004	2003	2002
Beginning balance	110,962,910	92,304,220	89,682,334
Shares issued:
Public offering	3,643,985	17,250,000	--
Shareowner Direct Plan	646,366	970,445	1,877,032
401(k) Savings Plan	232,427	438,245	689,336
Equity incentive plans	256,128	--	55,518
Ending balance	115,741,816	110,962,910	92,304,220

In 2004, Alliant Energy entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. During 2004, Alliant Energy issued 3.6 million shares of new common stock under this sales agreement and received $90 million in net proceeds. The proceeds were used for capital contributions to IPL and other general corporate purposes. In July 2003, Alliant Energy completed a public offering of its common stock generating net proceeds of $318 million, which were used to make capital contributions to WPL of $200 million and IPL of $118 million in support of their respective generation and reliability initiatives. At Dec. 31, 2004, Alliant Energy had a total of 11.7 million shares available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, 401(k) Savings Plan, EIP and Cantor Fitzgerald sales agreement.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of Alliant Energy’s common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy’s common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. The Board of Directors is also authorized to reduce the 15% ownership threshold to not less than 10%.

IPL and WPL each have dividend payment restrictions based on their respective bond indentures, the terms of their outstanding preferred stock and state regulatory limitations applicable to them. In its December 2003 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $89 million to Alliant Energy if WPL’s actual average common equity ratio, on a regulatory financial basis, is or will fall below the authorized level of 54.01%. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. As of Dec. 31, 2004, IPL and WPL were in compliance with all such dividend restrictions.

(b) Preferred Stock - The fair value of Alliant Energy’s cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2004 and 2003 was $303 million ($248 million at IPL and $55 million at WPL) and $286 million ($233 million at IPL and $53 million at WPL), respectively. Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2004	2003
$25	*	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	*	1,600,000	7.10%	On or after Sep. 15, 2008	40.0	40.0
$100	**	449,765	4.40% - 6.20%	Any time	45.0	45.0
$25	**	599,460	6.50%	Any time	15.0	15.0
					250.0	250.0
Less: discount					(6.2)	(6.2)
					$243.8	$243.8

* IPL has 16,000,000 authorized shares in total. ** WPL has 3,750,000 authorized shares in total.

(8) DEBT

(a) Short-Term Debt -To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain committed bank lines of credit, all of which require a fee. At Dec. 31, 2004, Alliant Energy’s short term borrowing arrangements included three revolving credit facilities (facilities) totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL). These facilities are designed to be five-year facilities with the length of the facilities subject to various regulatory approvals given the term is longer than a 364-day facility. Information regarding commercial paper issued under these facilities as well as other short-term debt was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
At Dec. 31:
Commercial paper outstanding	$83.0	$107.5	$36.0	$107.5	$47.0	$--
Average discount rates - commercial paper	2.3%	1.2%	2.3%	1.2%	2.3%	N/A
Other borrowings (primarily at China
subsidiaries)	$18.9	$21.5	N/A	N/A	N/A	N/A
Average interest rates - other borrowings	4.5%	5.0%	N/A	N/A	N/A	N/A

For the year ended:
Average amount of total short-term debt
(based on daily outstanding balances)	$92.4	$269.8	$58.8	$60.8	$12.8	$29.8
Average interest rates - total short-term debt	2.1%	2.6%	1.3%	1.3%	1.4%	1.4%

(b) Long-Term Debt - Substantially all of IPL’s utility plant is pledged as collateral under one or more of several outstanding indentures. These indentures secure IPL’s Collateral Trust and First Mortgage Bonds. WPL’s First Mortgage Bonds are secured by substantially all of its utility plant. The non-recourse redeemable preference shares issued by Alliant Energy New Zealand (AENZ), Resources’ wholly-owned New Zealand subsidiary, are secured by its investment in TrustPower Ltd. (TrustPower). The borrowings supported by the credit facility of Alliant Energy Neenah, LLC (AEN), Resources’ wholly-owned subsidiary, are secured by all of the assets of AEN and Resources’ ownership interest in AEN. IPL, WPL and Resources also maintain indentures related to the issuance of unsecured debt securities.

In October 2004, AENZ issued NZ$100 million of non-recourse redeemable preference shares due 2007 to take advantage of the strength of the New Zealand currency.  Holders of the redeemable preference shares will receive semi-annual cash dividends of approximately NZ$3.4 million.  Given their characteristics, the redeemable preference shares are reported as “Long-term debt, net (excluding current portion)” on Alliant Energy’s Consolidated Balance Sheet and the accrued dividends are reported as “Interest expense” on Alliant Energy’s Consolidated Income Statement.

In February 2005, Resources retired $100 million of its 7.375% senior notes maturing in 2009, incurring $16 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to this debt retirement. In October 2004, Resources retired $7.0 million of its 7.375% senior notes due 2009; in August 2004, Resources retired $15.0 million of its 7% senior notes due 2011; and in February 2004, Resources retired $10.0 million of its 9.75% senior notes due 2013 and $9.5 million of its 7% senior notes due 2011. Resources incurred $8.9 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to these debt retirements in 2004.

In August 2004, WPL issued $100 million of 6.25% senior debentures due 2034 and used the proceeds to repay short-term debt, including $62 million incurred in connection with the repayment at maturity of 7.25% first mortgage bonds in June 2004, and for general corporate purposes. IPL issued $25 million and $100 million of 6.30% senior debentures due 2034 in August 2004 and May 2004, respectively, and used the proceeds to repay short-term debt primarily incurred in the construction of the Emery Generating Facility and for general corporate purposes.

Debt maturities for 2005 to 2009 are $102 million, $70 million, $271 million, $196 million and $353 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities and/or the proceeds from asset divestitures. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources’ parent company. No other Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees.

The carrying value of Alliant Energy’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2004 and 2003 was $2.4 billion and $2.2 billion, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2004 and 2003 was $3.0 billion and $2.6 billion, respectively. Amortization/(accretion) related to the discount on long-term debt was $1.1 million, ($1.2) million and ($15.2) million in 2004, 2003 and 2002, respectively. Alliant Energy’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets were $22 million at both Dec. 31, 2004 and 2003.

At Dec. 31, 2004, the carrying amount of the debt component of Resources’ exchangeable senior notes was $38 million, consisting of the par value of $403 million, less unamortized debt discount of $365 million. The terms of the exchangeable senior notes required Resources to pay interest on the par value of the notes at 7.25% from February 2000 to February 2003, and at 2.5% thereafter until maturity in February 2030. Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component and interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2004, interest expense on the notes was $10 million. Interest expense in excess of interest payments is recorded as an increase to the carrying amount of the debt component. Higher interest payments for the first three years resulted in a reduction of the carrying amount of the debt component until it reached $38 million in February 2003. Subsequent to February 2003, lower interest payments will result in gradual increases to the carrying amount until it reaches the par value of $403 million in 2030. Interest expense on the debt component of the notes will be $10 million in 2005, 2006 and 2007, but this will increase over the term of the debt instrument culminating with interest expense of approximately $95 million in the 12 months prior to maturity in February 2030.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Alliant Energy’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since IPL and WPL are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy’s shareowners. Information relating to various investments held by Alliant Energy at Dec. 31 that are marked-to-market as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) was as follows (in millions):

	2004		2003
	Carrying/Fair Value	Unrealized Gains, Net of Tax	Carrying/Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$98.9	$3.2	$214.5	$6.4
Equity securities	143.4	39.5	167.0	38.9
WPC (1)	N/A	N/A	19.9	2.2
Various other investments (2)	30.8	11.9	28.6	10.7
Trading securities (McLeod)	0.7	N/A	1.4	N/A
(1)	Alliant Energy realized a pre-tax gain from the sale of its remaining interest in WPC in November 2004 of $14 million(cost of the investment was $16 million and pre-tax proceeds from the sale were $30 million).
(2)	Realized pre-tax gains from sales were $3.6 million, $2.3 million and $0 in 2004, 2003 and 2002, respectively (cost of then investments based on specific identification was $1.7 million, $5.3 million and $0 and pre-tax proceeds from the sales were $5.3 million, $7.6 million and $0, respectively).

In accordance with SFAS 115, the carrying values of the investments are adjusted to estimated fair value based upon market values at the end of each quarter. Changes in fair value of investments designated as available-for-sale securities are reported in other comprehensive income, and impact current earnings when gains or losses are realized through sale or if a decline in value is determined to be “other-than-temporary.” Changes in fair value of investments designated as trading securities are reflected in earnings in the “Interest income and other” line in the Consolidated Statements of Income.

Refer to Notes 7(b), 8(b) and 10(a) for information regarding the fair values of preferred stock, long-term debt and derivatives, respectively.

Nuclear Decommissioning Trust Funds - At Dec. 31, 2004, $26.7 million, $35.7 million and $36.5 million of the debt securities mature in 2005-2009, 2010-2019 and 2020-2040, respectively. The fair value of the nuclear decommissioning trust funds, as reported by the trustee, was adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of regulatory liabilities or as an offset to regulatory assets related to AROs. The funds realized pre-tax gains (losses) from the sales of securities of $12 million, ($6) million and $10 million in 2004, 2003 and 2002, respectively (cost of the investments based on specific identification was $1.1 billion, $386 million and $111 million and pre-tax proceeds from the sales were $1.1 billion, $380 million and $121 million, respectively). In January 2004, WPL liquidated all of its qualified decommissioning assets into money market funds as a result of the anticipated Kewaunee sale and at Dec. 31, 2004, the value of the qualified decommissioning assets was $171 million.

Investment in McLeod - Alliant Energy has investments in the common stock of McLeod, a telecommunications company. On Jan. 31, 2002, McLeod filed a pre-negotiated plan of reorganization in a Chapter 11 bankruptcy proceeding and the trading of McLeod’s common stock was suspended by Nasdaq. Consequently, Alliant Energy discontinued accounting for its investment in McLeod under the provisions of SFAS 115 and reduced the cost basis of its investments to the last quoted market price on Jan. 30, 2002. In June 2002, Alliant Energy received from McLeod under its plan of reorganization an initial distribution of 3.3 million shares of new common stock and classified 0.9 million and 2.4 million shares as trading and available-for-sale securities, respectively. With the receipt of the new McLeod common shares and the resumption of trading on Nasdaq, Alliant Energy resumed accounting for its McLeod investments under SFAS 115 and adjusted its cost basis to the quoted market price on the date the shares were received. As a result of these events, Alliant Energy recognized pre-tax impairment charges in 2002 for available-for-sale securities totaling $27 million.

Investments in Foreign Entities - The geographic concentration of Alliant Energy’s significant foreign investments at Dec. 31 was as follows (in millions):

	Brazil	China	New Zealand	Mexico	Total
2004
Unconsolidated	$326	$16	$116	$82	$540
Consolidated	--	176	--	--	176
Total	$326	$192	$116	$82	$716

2003
Unconsolidated	$283	$17	$103	$79	$482
Consolidated	--	178	--	--	178
Total	$283	$195	$103	$79	$660

The increase in Alliant Energy’s foreign investments in Brazil and New Zealand from Dec. 31, 2003 to Dec. 31, 2004 is largely due to the impact of changes in currency exchange rates and undistributed earnings.

Brazil - Resources holds a non-controlling interest in five Brazilian electric utility companies through several direct investments accounted for under the equity method of accounting. At Dec. 31, 2004 and 2003, Resources’ direct investments included a 49.9% direct ownership interest in GIPAR, S.A., an electric utility holding company; a 39.4% direct ownership interest in Companhia Forca e Luz Cataguazes - Leopoldina, S.A., an electric utility; a 45.6% direct ownership interest in Energisa, S.A., an energy development company; a 49.9% direct ownership interest in Pbpart - SE 1 Ltda., an electric utility holding company; and a 50.0% direct ownership interest in Usina Termeletrica de Juiz de Fora S.A., a natural-gas fired generating facility.

China - Resources’ consolidated investments included a controlling interest in Peak Pacific Investment Company, Ltd., a company that develops investment opportunities in generation infrastructure projects in China, and Anhui New Energy Heat & Power Co., Ltd., a combined heat and power facility. Resources’ unconsolidated investments included a 50.0% ownership interest in Jiaxing JIES Heat & Power Co., Ltd. and a 30.0% ownership interest in Tongxiang TIES Heat & Power Co. Ltd. Both of these combined heat and power facilities are accounted for under the equity method.

New Zealand - Resources’ investments included a 23.8% ownership interest in TrustPower, a hydro and wind generation utility company accounted for under the equity method, and a 5.0% ownership interest in Infratil Ltd., an infrastructure development company accounted for under the cost method. Based on the exchange rates and trading prices at Dec. 31, 2004 and 2003, the TrustPower investment market value was $306 million and $157 million and the carrying value was $89 million and $81 million, respectively. The Infratil Ltd. investment is marked-to-market at each balance sheet date in accordance with SFAS 115.

Mexico - Resources’ investment in Mexico at Dec. 31, 2004 consisted of a secured loan receivable (including accrued interest income) of $82 million from a Mexican development company to build the utility infrastructure of a master planned resort community. The loan accrues interest at a rate of prime plus 2% (with a minimum of 8.75% and a maximum of 15%) and is secured by a first lien on the land parcels of the master planned community and a pledge on the debtor’s stock certificates. Repayment of the loan principal and interest are based on a portion of the proceeds from the sales of real estate lots in the master planned community and therefore is dependent on the successful development of the project and sales of real estate. Effective Jan. 1, 2004, Resources ceased accruing interest income related to this loan pending resolution of certain disputes with the shareowners of the Mexican development company and related parties. As a result, Alliant Energy effectively recorded a valuation allowance of $7 million in 2004 related to this loan. Resources evaluated its alternatives and concluded that a negotiated transfer of ownership and control of the Mexican development company to Resources was the best course of action in order for Resources to maximize the ultimate recovery of its loan and related interest income. This transfer was completed in February 2005 and the cash outlay for concluding the transfer is not material. Effective with the transfer of ownership in the first quarter of 2005, Alliant Energy will remove the loan receivable and record the fair value of the real estate lots and certain utility properties of the master-planned resort community in “Non-regulated and other property, plant and equipment” on its Consolidated Balance Sheet. Alliant Energy Servicios de Mexico, S. de R. L. de C. V. and Alliant Energy Operaciones de Mexico S. de R. L. de C. V. also operate in Mexico and provide contract services solely to the resort communit’s utility company.

Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Current	Carrying Value
	Ownership	at Dec. 31		Equity (Income) / Loss
	Interest	2004	2003	2004	2003	2002
Brazil	Various	$326	$283	($17)	($9)	$23
American Transmission Co. LLC (ATC)	24%	141	121	(19)	(16)	(14)
TrustPower	24%	89	81	(11)	(8)	(4)
China	Various	16	17	(1)	(1)	(2)
Wisconsin River Power Company	50%	13	13	(6)	(5)	(3)
Kaufman and Broad NexGen LLC (*)	24%	8	13	19	20	13
Nuclear Management Co., LLC (NMC)	20%	3	3	--	--	--
Other	Various	5	10	--	--	--
		$601	$541	($35)	($19)	$13

*	Investment in a synthetic fuel processing facility. The synthetic fuel project generates equity losses which are more than offset by tax credits and the tax benefit of the losses generated.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2004	2003	2002
Operating revenues	$1,973.6	$1,800.1	$1,437.8
Operating income	297.0	219.6	159.6
Net income	46.0	19.3	36.4
As of Dec. 31:
Current assets	483.8	392.9
Non-current assets	2,808.6	2,486.3
Current liabilities	775.6	451.4
Non-current liabilities	1,213.6	815.4
Minority interest	202.9	172.8

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. ATC billed WPL $48 million, $41 million and $39 million in 2004, 2003 and 2002, respectively. WPL billed

ATC $13 million, $12 million and $18 million in 2004, 2003 and 2002, respectively. At Dec. 31, 2004 and 2003, WPL owed ATC net amounts of $2.9 million and $2.7 million, respectively. ATC also provides operation and maintenance services to IPL and billed IPL $2.8 million, $2.8 million and $0.6 million in 2004, 2003 and 2002, respectively. In addition, in 2004, ATC billed Resources $3.6 million related to the construction of its 300 MW simple-cycle, natural gas-fired generating facility under construction near Sheboygan Falls, Wisconsin.

NMC - Alliant Energy receives services from NMC for the management and operation of DAEC and Kewaunee. NMC billed IPL $57 million, $79 million and $63 million in 2004, 2003 and 2002, respectively, for its allocated portion for DAEC. At Dec. 31, 2004 and 2003, IPL owed NMC $8.8 million and $9.3 million, respectively. NMC billed WPL indirectly through Wisconsin Public Service Corporation (WPSC) $34 million, $33 million and $24 million in 2004, 2003 and 2002, respectively, for its allocated portion for Kewaunee.

Other Investments - In addition to the investments discussed previously in this Note and the cash surrender value of life insurance policies discussed in Note 6(a), Alliant Energy also had $40 million and $36 million of cost method investments at Dec. 31, 2004 and 2003, respectively that were not accounted for in accordance with SFAS 115. The carrying amount of these investments approximates their fair value.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives’ fair values for non-regulated entities in earnings unless specific hedge accounting criteria are met. For IPL and WPL, changes in the derivatives’ fair values are generally recorded as regulatory assets or liabilities. At Dec. 31, current derivative assets were included in “Other current assets,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
Other current assets	$5.3	$4.9	$0.6	$3.6	$4.7	$1.3
Other current liabilities	10.6	4.7	3.9	1.1	6.7	3.6
Other long-term liabilities and deferred credits	0.3	0.1	--	--	--	--

Cash Flow Hedging Instruments - Alliant Energy has certain derivative instruments designated as cash flow hedging instruments. Treasury rate locks were used by Resources to mitigate risk associated with movements in the 10-year treasury yield prior to the planned issuance of its 7% senior notes. Interest rate swaps were used to mitigate risk associated with changes in interest rates associated with the variable rate long-term debt used to finance Resources’ Neenah generating facility.

In 2004 and 2003, no amounts were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In each of 2004 and 2003, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and Alliant Energy reclassified net losses of $0.1 million into earnings as a result of the discontinuance of hedges. Alliant Energy estimates that losses of $0.1 million will be reclassified from accumulated other comprehensive loss into earnings in 2005 as the hedged transactions affect earnings.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy’s derivatives that were not designated in hedge relationships during 2004 and/or 2003 included the embedded derivative component of Resources’ exchangeable senior notes and electric, coal and gas contracts.

At maturity, the holders of Resources’ exchangeable senior notes are paid the higher of the principal amount of the notes or an amount based on the value of McLeod common stock. SFAS 133 requires that Alliant Energy split the initial value of the notes into debt and derivative components. The payment feature tied to McLeod stock is considered an embedded derivative under SFAS 133 that must be accounted for as a separate derivative instrument. This component is classified as a derivative liability on the Consolidated Balance Sheets. Subsequent changes in the fair value of the embedded option are reflected as increases or decreases in Alliant Energy’s reported net income. The carrying amount of the host debt security, classified as long-term debt, is adjusted for amortization of the debt discount in accordance with the interest method as prescribed by APB 21, “Interest on Receivables and Payables.”

Electric contracts were used to manage utility energy costs during supply/demand imbalances. Coal and gas contracts that do not qualify for the normal purchase and sale exception were used to manage the price of anticipated purchases and sales.

(b) Weather Derivatives - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its domestic utility natural gas sales volumes. In 2004, 2003 and 2002, Corporate Services, as agent for IPL and WPL, entered into non-exchange traded options based on heating degree days in which Corporate Services receives payment from the counterparty if actual heating degree days are less than the heating degree days specified in the contract. Corporate Services paid premiums to enter into these contracts, which are amortized to expense over the contract period. Alliant Energy has used the intrinsic value method to account for these weather derivatives. Information relating to these weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Premiums paid	$1.9	$1.5	$1.6	$0.7	$0.6	$0.7	$1.2	$0.9	$0.9
Premiums amortized to expense	1.7	1.6	1.6	0.7	0.7	0.7	1.0	0.9	0.9
Gains (losses)	(0.2)	1.4	1.6	(0.2)	0.6	0.7	--	0.8	0.9
Amounts received from
counterparties	--	--	7.0	--	--	3.0	--	--	4.0

Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains/losses realized from the weather hedges.

(c) Energy-trading Contracts - Alliant Energy adopted EITF Issue 02-3 on Jan. 1, 2003 for all of NG Energy Trading, LLC’s (NGE’s) (classified as a discontinued operation and sold in 2004) trading contracts and storage gas acquired prior to Oct. 25, 2002. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million in the first quarter of 2003.

(11)	COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - Alliant Energy has made certain commitments in connection with its 2005 capital expenditures.

(b) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased-power, coal and natural gas supply, transportation and storage contracts. Certain purchased-power commitments are considered operating leases and are therefore not included here, but are included in Note 3. The natural gas supply commitments and purchased-power contracts are either fixed price in nature or market-based. The coal commitments are fixed price and the transportation contracts are index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for “take-or-pay” contracts which result in dollar commitments with no associated tons or dekatherms (Dths). At Dec. 31, 2004, Alliant Energy’s minimum commitments related to its domestic utility business were as follows (dollars and Dths in millions; megawatt-hours (MWhs) and tons in thousands):

	Purchased-power		Coal		Natural gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2005	$94.2	1,718	$107.0	11,896	$218.3	26
2006	5.5	--	76.3	8,370	102.3	7
2007	3.3	--	46.6	4,706	44.8	--
2008	3.3	--	25.9	1,986	17.6	--
2009	3.3	--	15.9	467	16.9	--
Thereafter	10.8	--	58.7	83	24.0	--

In addition, Alliant Energy, through its non-regulated business, has entered into coal supply and transportation contracts for some of its generating facilities in China. At Dec. 31, 2004, Alliant Energy’s minimum commitments related to these contracts were $2.7 million annually for 2005 through 2009 and $37.0 million for 2010 and thereafter.

Also, at Dec. 31, 2004, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2004, were $13 million for 2005, $1 million for each of 2006 to 2009, and $4 million thereafter. This excludes lease obligations which are included in Note 3.

(c) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition or results of operations.

(d) Guarantees - In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” as of Dec. 31, 2004 and 2003, Alliant Energy had guarantees outstanding to support unconsolidated affiliate and third-party financing arrangements of $4 million and $5 million, respectively. Such guarantees are not included on Alliant Energy’s Consolidated Balance Sheets. At Dec. 31, 2004, the maximum remaining term of the guarantees and the underlying debt was 3 years. Refer to Note 3 for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

Under the purchase and sale agreement (Meridian Agreement) with Meridian Energy Limited (Meridian) relating to the sale of Alliant Energy’s Australian business, Alliant Energy agreed to indemnify Meridian for losses resulting from the breach of the representations and warranties made by Alliant Energy as of the closing date, and for breach of its obligations under the Meridian Agreement. Based on exchange rates as of Dec. 31, 2004, the indemnification is limited to $67 million and expires in October 2007. Alliant Energy believes the likelihood of having to make any material cash payments under this indemnification is remote.

Alliant Energy provided certain indemnifications associated with the sale of its affordable housing business for losses resulting from breach of the representations and warranties made by Alliant Energy as of the closing date, for the breach of its obligations under the sale agreement and for its obligations for periods prior to the date of sale. The indemnifications are limited to $11 million in aggregate and expire in July 2005. Alliant Energy also retains any tax obligations that may arise from its ownership prior to the date of sale. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote.

Alliant Energy continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. As of Dec. 31, 2004, the guarantee does not include a maximum limit, but is currently estimated at approximately $5 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

(e) Environmental Liabilities - Alliant Energy, IPL and WPL had recorded the following environmental liabilities at Dec. 31 (in millions; MGP=Manufactured Gas Plants):

	Alliant Energy		IPL		WPL
	2004	2003	2004	2003	2004	2003
MGP sites	$41.8	$45.5	$36.6	$40.1	$5.2	$5.4
Other	4.3	5.1	2.1	3.1	1.3	2.0
	$46.1	$50.6	$38.7	$43.2	$6.5	$7.4

MGP Sites - IPL and WPL have current or previous ownership interests in 43 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at six sites each. Additionally, IPL has met state environmental agency expectations at five additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IPL and WPL record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2004, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $35 million ($30 million for IPL and $5 million for WPL) to $61 million ($54 million for IPL and $7 million for WPL).

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission (MPUC) also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of MGP costs in rate cases. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial conditions or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs.

(f) Decommissioning of DAEC and Kewaunee - Decommissioning expense is included in “Depreciation and amortization” in the Consolidated Statements of Income and the cumulative amount is included in “Regulatory liabilities” or, for AROs, is netted in “Regulatory assets” on the Consolidated Balance Sheets. The PSCW and the FERC, in orders effective Jan. 1, 2002 and Jan. 1, 2005, respectively, eliminated WPL’s recovery from customers for the cost to decommission Kewaunee, due to the current funded status and the proposed sale of Kewaunee. Additional information relating to the decommissioning of DAEC and Kewaunee is as follows (dollars in millions):

	DAEC	Kewaunee
Alliant Energy’s share of estimated decommissioning cost	$440.0	$243.2
Year dollars in	2004	2004
Method to develop estimate	Site-specific study	Site-specific study
Assumptions relating to current rate recovery amounts (1):
Annual inflation rate	2.90%	6.50%
Decommissioning method	Prompt dismantling and removal	Prompt dismantling and removal
Year decommissioning to commence	2014	2013
After-tax return on external investments:
Qualified	6.63%	6.12%
Non-qualified	4.76%	5.14%
Current annual rate recovery:
Iowa	$13.0	N/A
Minnesota	$0.8	N/A
External trust fund balance at Dec. 31, 2004	$170.0	$243.2
Internal reserve at Dec. 31, 2004	$21.7	$--
After-tax earnings on external trust funds in 2004	$3.8	$14.8

(1) Information for DAEC and Kewaunee is related to their most recent IUB order and FERC order (prior to the elimination of cost recovery for Kewaunee), respectively.

The current rate recovery amounts for DAEC approved by the IUB only include an inflation estimate for three years. IPL is funding all rate recoveries for decommissioning into external trust funds and funding on a tax-qualified basis to the extent possible. The earnings for IPL and WPL accumulate in the external trust fund balances and as an offset to regulatory assets for ARO related earnings or regulatory liabilities for non-ARO related earnings. The difference in the funded status of the DAEC and Kewaunee trust funds are related to different rate recovery methodologies employed in Iowa and Wisconsin. Refer to Notes 17 and 18 for information regarding the proposed sales of WPL’s interest in Kewaunee and IPL’s interest in DAEC, respectively, and Note 19 for information related to the impact of SFAS 143.

(g) Credit Risk - Alliant Energy’s subsidiaries have limited credit exposure from electric and natural gas sales and non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties.

(h) Nuclear Liability/Insurance -Liability for nuclear accidents is governed by the Price-Anderson Act of 1988 as amended, which sets a statutory limit of $10.8 billion for liability to the public for a single nuclear power plant incident and requires nuclear power plant operators to provide financial protection for this amount. Financial protection for a nuclear incident is provided through a combination of liability insurance ($300 million) and industry-wide retrospective payment plans ($10.5 billion). Under the industry-wide plan, the owners of each operating licensed nuclear reactor in the U.S. are subject to an assessment in the event of a nuclear incident at any nuclear plant in the U.S. Based on their ownership in DAEC and Kewaunee, IPL and WPL could be assessed a maximum of $70 million and $41 million per nuclear incident, respectively, if losses related to the incident exceeded $300 million.

(12) JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other Iowa and Wisconsin utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating stations. IPL also has joint ownership agreements related to transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to IPL’s and WPL’s ownership interest in these facilities at Dec. 31, 2004 was as follows (dollars in millions):

	Fuel Type	Ownership Interest %	Plant in Service	Accumulated Provision for Depreciation	Construction Work In Progress
IPL
DAEC	Nuclear	70.0	$579.6	$358.1	$10.8
Ottumwa	Coal	48.0	199.0	109.7	0.2
Neal Unit 4	Coal	25.7	92.0	60.9	1.0
Neal Unit 3	Coal	28.0	66.5	38.1	3.5
Louisa Unit 1	Coal	4.0	25.4	17.9	0.6
			962.5	584.7	16.1
WPL
Edgewater Unit 5	Coal	75.0	238.3	127.7	1.3
Columbia Energy Center	Coal	46.2	195.5	121.0	9.6
Kewaunee	Nuclear	41.0	204.4	145.7	12.5
Edgewater Unit 4	Coal	68.2	71.1	41.9	0.9
			709.3	436.3	24.3

			$1,671.8	$1,021.0	$40.4

Refer to Notes 17 and 18 for information regarding the proposed sales of WPL’s and IPL’s interests in Kewaunee and DAEC, respectively.

(13) SEGMENTS OF BUSINESS

Alliant Energy’s principal businesses are:

•

Domestic utility business - includes IPL and WPL, serving customers in Iowa, Wisconsin, Minnesota and Illinois, and Alliant Energy’s investments in NMC. The domestic utility business is broken down into three segments: a) electric operations, including the impacts of NMC; b) gas operations; and c) other, which includes the steam business, water business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Domestic Utility Business.”

•

Non-regulated businesses - represents the operations of Resources and its subsidiaries, and is broken down into two segments: a) International (Int’l) and b) other, which includes the operations of the Non-regulated Generation and Other Non-regulated Investments business platforms described in Note 1(a); the operations of Resources (the non-regulated parent company); and any non-regulated reconciling/eliminating entries.

•	Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on Alliant Energy’s corporate services agreements, as prepared and approved pursuant to PUHCA. Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Certain financial information relating to Alliant Energy’s significant business segments, products and services and geographic information was as follows (in millions):

	Domestic Utility Business				Non-regulated Businesses				Alliant Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2004
Operating revenues	$2,009.0	$569.8	$90.6	$2,669.4	$135.8	$159.3	$295.1	($5.8)	$2,958.7
Depreciation and amortization	266.9	26.4	6.1	299.4	14.8	17.9	32.7	0.1	332.2
Operating income (loss)	392.3	35.2	(3.4)	424.1	6.8	(6.2)	0.6	(4.9)	419.8
Interest expense, net of AFUDC				82.9	49.9	27.4	77.3	0.6	160.8
Loss on early extinguishment of debt				--	--	8.9	8.9	--	8.9
Equity (income) loss from unconsolidated investments				(24.8)	(29.3)	19.1	(10.2)	(0.1)	(35.1)
Preferred dividends				18.7	--	--	--	--	18.7
Impairment of available-for-sale securities of McLeod				--	--	0.6	0.6	--	0.6
Interest income and other				(2.4)	3.6	(29.1)	(25.5)	(0.8)	(28.7)
Income tax expense (benefit)				128.3	(14.6)	(32.3)	(46.9)	2.4	83.8
Income (loss) from continuing operations				221.4	(2.8)	(0.8)	(3.6)	(7.0)	210.8
Income (loss) from discontinued operations, net of tax				--	0.6	(65.9)	(65.3)	--	(65.3)
Net income (loss)				221.4	(2.2)	(66.7)	(68.9)	(7.0)	145.5
Total assets	5,420.7	737.1	370.7	6,528.5	826.3	704.8	1,531.1	215.6	8,275.2
Investments in equity method subsidiaries	157.8	--	--	157.8	430.0	12.8	442.8	--	600.6
Construction and acquisition expenditures	493.8	41.4	3.4	538.6	16.1	79.1	95.2	15.4	649.2

	Domestic Utility Business				Non-regulated Businesses				Alliant Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2003
Operating revenues	$1,917.1	$566.9	$104.2	$2,588.2	$117.5	$167.0	$284.5	($5.9)	$2,866.8
Depreciation and amortization	238.8	25.7	3.8	268.3	15.1	18.9	34.0	0.1	302.4
Operating income (loss)	363.6	42.4	2.5	408.5	11.6	(13.9)	(2.3)	(1.3)	404.9
Interest expense, net of AFUDC				82.6	52.1	46.6	98.7	5.5	186.8
Loss on early extinguishment of debt				--	--	15.2	15.2	1.7	16.9
Equity (income) loss from unconsolidated investments				(20.9)	(18.1)	20.2	2.1	--	(18.8)
Preferred dividends				16.9	--	--	--	--	16.9
Interest income and other				(3.5)	(2.3)	(16.9)	(19.2)	0.9	(21.8)
Income tax expense (benefit)				136.2	(16.7)	(53.0)	(69.7)	2.4	68.9
Income (loss) from continuing operations				197.2	(3.4)	(26.0)	(29.4)	(11.8)	156.0
Income (loss) from discontinued operations, net of tax				--	44.7	(11.2)	33.5	--	33.5
Cumulative effect of changes in accounting principles, net of tax				--	--	(6.0)	(6.0)	--	(6.0)
Net income (loss)				197.2	41.3	(43.2)	(1.9)	(11.8)	183.5
Total assets	5,027.3	673.2	393.4	6,093.9	751.6	841.6	1,593.2	110.4	7,797.5
Investments in equity method subsidiaries	137.0	--	--	137.0	380.1	23.7	403.8	--	540.8
Construction and acquisition expenditures	649.5	37.2	3.0	689.7	24.3	222.5	246.8	(99.3)	837.2

	Domestic Utility Business				Non-regulated Businesses				Alliant Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2002
Operating revenues	$1,752.5	$394.0	$85.4	$2,231.9	$99.7	$132.2	$231.9	($6.7)	$2,457.1
Depreciation and amortization	225.0	26.1	3.8	254.9	11.2	11.9	23.1	--	278.0
Operating income (loss)	320.1	26.2	9.0	355.3	11.3	(14.6)	(3.3)	(0.5)	351.5
Interest expense, net of AFUDC				96.2	39.0	37.6	76.6	2.3	175.1
Equity (income) loss from unconsolidated investments				(17.6)	17.1	13.4	30.5	--	12.9
Preferred dividends				6.2	--	--	--	--	6.2
Impairment of available-for-sale securities of McLeod				--	--	27.2	27.2	--	27.2
Interest income and other				(2.4)	4.9	(12.7)	(7.8)	(0.6)	(10.8)
Income tax expense (benefit)				107.1	(12.1)	(43.9)	(56.0)	(4.3)	46.8
Income (loss) from continuing
operations				165.8	(37.6)	(36.2)	(73.8)	2.1	94.1
Income from discontinued
operations, net of tax				--	10.5	2.3	12.8	--	12.8
Net income (loss)				165.8	(27.1)	(33.9)	(61.0)	2.1	106.9
Total assets	4,502.8	645.5	383.9	5,532.2	955.1	1,308.1	2,263.2	52.8	7,848.2
Investments in equity method subsidiaries	125.4	--	--	125.4	297.1	27.4	324.5	--	449.9
Construction and acquisition expenditures	372.4	28.6	4.8	405.8	65.5	144.4	209.9	32.7	648.4

Products and Services - In 2004, Alliant Energy’s domestic utility electric and gas revenues represented 68% and 19% of consolidated operating revenues, respectively. No other products or services represented more than 10% of Alliant Energy’s consolidated operating revenues in 2004.

Geographic Information - Substantially all of the operating revenues within the International segment in the previous tables and the foreign long-lived assets in the following table are related to Alliant Energy’s China operations.

Non-regulated and other - Long-Lived Assets
Year	Domestic	Foreign	Total
	(in millions)
2004	$418.3	$193.5	$611.8
2003	377.9	199.2	577.1
2002	347.3	171.2	518.5

Refer to Note 9 for a breakdown of Alliant Energy’s international investments by country.

(14) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At Dec. 31, 2004 and 2003, Alliant Energy had $13 million ($10 million in the International segment and $3 million in the other non-regulated business segment) of goodwill included in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets. In accordance with SFAS 142, this goodwill is not amortized but is required to be evaluated for impairment at least annually and more frequently if indicators of impairment exist. At Dec. 31, 2004 and 2003, Alliant Energy also had $19 million and $17 million, respectively, of goodwill related to equity method investments in the International segment included in “Investments in unconsolidated foreign entities” on Alliant Energy’s Consolidated Balance Sheets. The increase in this goodwill reflects the impact of changes in foreign currency exchange rates. Alliant Energy monitors the goodwill and other intangible assets associated with its equity method investments in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.” Refer to Note 16 for information on goodwill impairment charges recorded in 2004 and 2002.

Other Intangible Assets - Certain information regarding other intangible assets with definite lives that are included on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	2004	2003
Consolidated investments (primarily land use rights in China):
Gross carrying amount	$23.4	$26.2
Accumulated amortization	(11.3)	(9.9)
Net amount recorded in “Deferred charges and other”	$12.1	$16.3
Equity method investments:
Net amount recorded in “Investments in unconsolidated foreign entities”	$30.1	$26.4
Net amount recorded in “Investment in ATC and other”	14.8	19.8

In 2004, 2003 and 2002, Alliant Energy recorded amortization expense related to these other intangible assets of $7.4 million, $7.0 million, and $5.6 million, respectively. At Dec. 31, 2004, Alliant Energy’s estimated amortization expense for these other intangible assets for 2005 to 2009 was $7.1 million, $7.2 million, $7.1 million, $2.1 million, and $2.1 million, respectively.

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. The amounts for the first, second and third quarters of 2004 and 2003 have been adjusted from the amounts reflected in the 2004 quarterly reports on Form 10-Q as filed for the respective periods to reflect certain non-regulated businesses as discontinued operations. Refer to Note 16 for additional information.

	2004				2003
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$810.3	$633.5	$730.3	$784.6	$790.2	$611.6	$743.2	$721.8
Operating income	77.3	84.5	165.9	92.1	71.0	61.6	164.7	107.6
Income from continuing operations	36.3	33.1	88.0	53.4	12.5	12.6	85.0	45.9
Income (loss) from discontinued
operations, net of tax	(2.2)	(46.2)	(6.2)	(10.7)	(7.0)	19.6	18.2	2.7
Cumulative effect of changes in
accounting principles, net of tax	--	--	--	--	(6.0)	--	--	--
Net income (loss)	34.1	(13.1)	81.8	42.7	(0.5)	32.2	103.2	48.6
EPS:
Income from continuing operations	0.33	0.29	0.77	0.46	0.14	0.14	0.77	0.41
Income (loss) from discontinued
operations	(0.02)	(0.41)	(0.06)	(0.09)	(0.08)	0.21	0.17	0.03
Cumulative effect of changes in
accounting principles	--	--	--	--	(0.07)	--	--	--
Net income (loss)	0.31	(0.12)	0.71	0.37	(0.01)	0.35	0.94	0.44

(16) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and domestic utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus. At Dec. 31, 2004 (or at previous dates for those businesses already disposed), the following businesses qualified as assets held for sale as defined by SFAS 144:

Business	Disposal Date	Segment
Non-regulated businesses:
Australian	Second quarter of 2003	Non-regulated - International
Affordable housing	Third quarter of 2003	Non-regulated - Other
SmartEnergy, Inc.	Third quarter of 2003	Non-regulated - Other
Initial public offering (IPO) of approximately 95% of WPC	Fourth quarter of 2003	Non-regulated - Other
Gas marketing (NGE)	Third quarter of 2004	Non-regulated - Other
Energy management services (EMS)	Fourth quarter of 2004	Non-regulated - Other
Energy services (Cogenex Corp. and affiliates)	Anticipated in 2005	Non-regulated - Other
Domestic utility business:
WPL’s water utility in Ripon, Wisconsin	Anticipated in 2005	Domestic utility - Other

SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization (DD&A). The assets and liabilities of the businesses listed previously have been classified as held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31, 2004 and 2003. The operating results of the non-regulated businesses listed previously have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. The operating results of WPL’s water utility did not qualify for reporting as discontinued operations at Dec. 31, 2004.

Prior to the IPO of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase was included in income in the 2003 consolidated federal income tax return filed by Alliant Energy. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2004 and 2003, the carrying value of this receivable was $36 million and $32 million, respectively, recorded in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2004	2003	2002
Operating revenues (a)	$141.8	$449.1	$260.5
Operating expenses (a)	197.3	355.7	230.4
Interest expense	8.5	26.8	49.6
(Gain) loss on disposal of assets held for sale, net (b)	(0.3)	18.9	--
Valuation charge - energy services business (c)	39.2	--	--
SFAS 133 income - Australian business (d)	--	(14.7)	(16.1)
Interest income and other	(5.1)	(8.6)	(4.9)
Income (loss) before income taxes	(97.8)	71.0	1.5
Income tax expense (benefit) (e)	(32.5)	37.5	(11.3)
Income (loss) from discontinued operations, net of tax	($65.3)	$33.5	$12.8

(a)

Operating margins were higher in 2003 compared to 2004 and 2002 primarily due to goodwill impairment charges in 2004 and 2002, Alliant Energy ceasing DD&A of assets held for sale related to the WPC and Australian businesses in 2003 and the impact of businesses sold in 2003. In 2004, Alliant Energy recorded SFAS 142 pre-tax non-cash goodwill impairment charges of $43 million related to its energy services and EMS businesses, primarily due to less favorable market conditions. In 2002, Alliant Energy recorded a SFAS 142 pre-tax non-cash goodwill impairment charge related to its SmartEnergy, Inc. business of $6.9 million primarily due to less favorable market conditions. The fair value of these businesses was estimated using a combination of the expected discounted future cash flows and market value indicators.

(b)

Alliant Energy recorded the following pre-tax (gains) and losses in 2003 related to the sale of various non-regulated businesses: Australian business - ($72.1) million; Affordable housing business - $60.7 million; WPC - $16.7 million; and SmartEnergy, Inc. business - $13.6 million. Ceasing DD&A of WPC’s assets resulted in a higher carrying value of WPC’s assets and had a direct impact on the amount of loss on the sale.

(c)

In 2004, Alliant Energy recorded pre-tax valuation adjustments of $39 million, primarily due to less favorable market conditions related to its energy services business. The fair value of the energy services business was estimated using input from financial advisors and bids received in connection with the sale.

(d)

Alliant Energy’s Australian business entered into electric derivative contracts that were not designated as hedges (as defined by SFAS 133) to manage the electric commodity price risk associated with anticipated sales into the spot market. SFAS 133 income reflects the change in the fair value of these electric derivative contracts.

(e)

“Income tax expense (benefit)” in the previous table includes $2.6 million and $10.1 million of affordable housing tax credits earned by Alliant Energy’s affordable housing business during 2003 and 2002, respectively. These tax credits, along with 2003 income tax impacts of the sales transactions, had a significant impact on the effective tax rate of Alliant Energy’s discontinued operations.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	2004	2003
Assets held for sale:
Property, plant and equipment, net	$12.1	$15.2
Current assets	17.8	87.6
Investments	1.8	1.7
Other assets	25.0	88.6
Total assets held for sale	$56.7	$193.1
Liabilities held for sale:
Current liabilities	$8.9	$44.1
Other long-term liabilities and deferred credits	5.1	4.2
Total liabilities held for sale	14.0	48.3
Net assets held for sale	$42.7	$144.8

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2004	2003	2002
Net cash flows from operating activities	$36.5	$25.7	$87.1
Net cash flows from (used for) investing activities	0.5	(32.7)	(222.7)
Net cash flows from (used for) financing activities	(36.6)	(12.7)	148.0
Net increase (decrease) in cash and temporary cash investments	0.4	(19.7)	12.4
Cash and temporary cash investments at beginning of period	1.5	21.2	8.8
Cash and temporary cash investments at end of period	$1.9	$1.5	$21.2
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$--	$19.2	$14.7
Income taxes, net of refunds	($5.0)	($36.0)	($10.7)

Alliant Energy has also announced its intention to sell the following additional domestic utility assets and non-regulated businesses in order to further narrow its strategic focus. However, these assets did not qualify as assets held for sale or discontinued operations at Dec. 31, 2004:

•	IPL’s 70% interest in DAEC, a 583 MW nuclear generating facility near Palo, Iowa (Note 18);
•	WPL’s 41% interest in Kewaunee, a 574 MW nuclear generating facility near Kewaunee, Wisconsin (Note 17);
•	The Illinois utility properties of IPL and South Beloit Water, Gas and Electric Company, a subsidiary of WPL;
•	Resources’ remaining oil and gas gathering pipeline systems in Texas; and
•	Resources’ biomass facility in Cedar Rapids, Iowa.

(17) PROPOSED SALE OF WPL’S INTEREST IN KEWAUNEE

WPL has signed a definitive agreement to sell its 41% ownership interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion). Approval has already been obtained from the Federal Trade Commission, NRC, IUB, Illinois Commerce Commission and MPUC, and certain approvals have been obtained from FERC. In November 2004, the PSCW issued a decision rejecting WPL’s and WPSC’s joint application to sell Kewaunee to Dominion. WPL and WPSC joined Dominion and filed a petition for a rehearing with the PSCW in December 2004. In the rehearing petition, new information was submitted that addressed the PSCW’s concerns and the petition was accepted in January 2005 on an expedited schedule. WPL anticipates that the PSCW will issue a decision on the sale in March 2005.

Assuming the sale closes, WPL anticipates it will receive approximately $90 million in cash and retain ownership of the trust assets contained in one of the two decommissioning funds it established to cover the eventual decommissioning of Kewaunee. The fund that WPL will retain had an after-tax value of $72 million as of Dec. 31, 2004. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPL’s qualified decommissioning trust assets, which had an after-tax value of $171 million as of Dec. 31, 2004. The cash proceeds, after certain transaction costs, from the sale are expected to slightly exceed WPL’s carrying value of the assets being sold. WPL has requested deferral of any gain and related costs from the PSCW. Because any gain realized and the retained decommissioning fund will likely be returned to customers in future rate filings, WPL does not expect this transaction will have a significant impact on its operating results. As of Dec. 31, 2004, WPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$171	AROs	$200
Property, plant and equipment, net *	88	Regulatory liabilities	(7)
Other	18		$193
	$277

* Includes nuclear fuel, net of amortization

At the closing of the sale, WPL will enter into a long-term purchased-power agreement with Dominion to purchase energy and capacity equivalent to the amounts received had current ownership continued. The purchased-power agreement, which also will require regulatory approval, will extend through 2013 when Kewaunee’s current operating license will expire. In April 2004, WPL entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WPL and WPSC for new purchased-power agreements for their respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period will start on the closing date of the sale and will extend through Dec. 21, 2011.

(18) PROPOSED SALE OF IPL’S INTEREST IN DAEC

In December 2004, IPL announced its intent to sell its 70% ownership interest in DAEC. Subsequently, IPL and the co-owners of DAEC have agreed to participate together in a competitive auction process to sell 100% of the ownership interests. Each co-owner’s commitment to divest its ownership interest is contingent upon the approval of, and negotiation with, a prospective owner. The co-owners plan to enter into a definitive sales agreement in 2005 and then seek to obtain appropriate state and federal regulatory approvals. Refer to Notes 3, 9, 11(f), 12 and 19 for information regarding IPL’s nuclear fuel capital lease; nuclear decommissioning trust fund investments; decommissioning costs; property, plant and equipment; and AROs, respectively, related to DAEC.

(19) ASSET RETIREMENT OBLIGATIONS (AROs)

Alliant Energy adopted SFAS 143 on Jan. 1, 2003, which provides accounting and disclosure requirements for AROs associated with long-lived assets. SFAS 143 requires that when an asset is placed in service the present value of retirement costs for which Alliant Energy has a legal obligation must be recorded as liabilities with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss.

The scope of SFAS 143 as it relates to Alliant Energy primarily includes decommissioning costs for DAEC and Kewaunee. The differences between the estimated decommissioning costs disclosed in Note 11(f) for DAEC and Kewaunee and the recorded SFAS 143 liability are primarily related to fuel management costs, non-nuclear demolition costs and the timing of future cash flows. It also applies to a smaller extent to the removal, closure or dismantlement of several other assets including, but not limited to, active ash landfills, water intake facilities, underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. Other than DAEC and Kewaunee, Alliant Energy’s current AROs are not significant. Refer to Notes 17 and 18 for information regarding the proposed sale of WPL’s interest in Kewaunee and IPL’s interest in DAEC, respectively. A reconciliation of the changes in the AROs is depicted below (in millions):

	IPL	WPL	Total
Balance at Jan. 1, 2004	$158.3	$187.4	$345.7
Accretion expense	10.1	13.5	23.6
Balance at Dec. 31, 2004	$168.4	$200.9	$369.3

Upon adoption of SFAS 143 on Jan. 1, 2003, IPL and WPL recorded AROs of $179.6 million and $175.0 million, respectively. Upon adoption of SFAS 143, Alliant Energy also recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at WPC (in 2003, Alliant Energy completed an IPO of WPC).

(20) VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued FIN 46R which addresses consolidation by business enterprises of variable interest entities. FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. Alliant Energy adopted FIN 46R for those entities considered to be special-purpose entities as of Dec. 31, 2003, and for all other entities subject to FIN 46R as of March 31, 2004. The entities that Alliant Energy consolidated as a result of this guidance did not have a material impact on its financial condition or results of operations.

After making an ongoing exhaustive effort, Alliant Energy concluded that it was unable to obtain the information necessary from the counterparties for the Riverside plant tolling agreement and RockGen plant purchased-power agreement to determine whether the counterparties are variable interest entities and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL, and can sell their energy output to both WPL and IPL. In 2004, WPL and IPL incurred costs (excluding fuel costs) related to the Riverside contract of $38 million and $1 million, respectively. In each of 2004 and 2003, WPL incurred costs related to the RockGen contract of approximately $33 million. Alliant Energy’s maximum exposure to loss from these contracts is undeterminable due to the inability to obtain the necessary information to complete such evaluation.

(21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources’ parent company and, as a result, is required to present condensed consolidating financial statements. No other Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income for the Years Ended December 31, 2004 and 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended December 31, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$2,009.0	$-	$2,009.0
Gas	-	-	569.8	-	569.8
Other	-	-	90.6	-	90.6
Non-regulated	-	295.1	328.7	(334.5)	289.3

	-	295.1	2,998.1	(334.5)	2,958.7

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	747.4	-	747.4
Cost of gas sold	-	-	396.9	-	396.9
Other operation and maintenance	-	-	707.2	-	707.2
Non-regulated operation and maintenance	4.8	255.3	297.7	(303.3)	254.5
Depreciation and amortization	0.1	32.7	318.1	(18.7)	332.2
Taxes other than income taxes	-	6.5	102.2	(8.0)	100.7

	4.9	294.5	2,569.5	(330.0)	2,538.9

Operating income (loss)	(4.9)	0.6	428.6	(4.5)	419.8

Interest expense and other:
Interest expense	0.8	77.3	105.0	(3.8)	179.3
Loss on early extinguishment of debt	-	8.9	-	-	8.9
Equity income from unconsolidated investments	-	(10.2)	(24.9)	-	(35.1)
Allowance for funds used during construction	-	-	(18.7)	0.2	(18.5)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(154.0)	(24.9)	(2.7)	153.5	(28.1)

	(153.2)	51.1	77.4	149.9	125.2

Income (loss) from continuing operations before income taxes	148.3	(50.5)	351.2	(154.4)	294.6

Income tax expense (benefit)	2.8	(46.9)	129.4	(1.5)	83.8

Income (loss) from continuing operations	145.5	(3.6)	221.8	(152.9)	210.8

Loss from discontinued operations, net of tax	-	(65.3)	-	-	(65.3)

Net income (loss)	$145.5	($68.9)	$221.8	($152.9)	$145.5

Year Ended December 31, 2003
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,917.1	$-	$1,917.1
Gas	-	-	566.9	-	566.9
Other	-	-	104.2	-	104.2
Non-regulated	-	284.5	331.2	(337.1)	278.6

	-	284.5	2,919.4	(337.1)	2,866.8

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	730.6	-	730.6
Cost of gas sold	-	-	396.1	-	396.1
Other operation and maintenance	-	-	701.8	-	701.8
Non-regulated operation and maintenance	2.7	246.4	287.7	(295.1)	241.7
Depreciation and amortization	-	34.0	284.7	(16.3)	302.4
Taxes other than income taxes	-	6.4	90.2	(7.3)	89.3

	2.7	286.8	2,491.1	(318.7)	2,461.9

Operating income (loss)	(2.7)	(2.3)	428.3	(18.4)	404.9

Interest expense and other:
Interest expense	9.1	98.7	106.0	(6.3)	207.5
Loss on early extinguishment of debt	1.7	15.2	-	-	16.9
Equity (income) loss from unconsolidated investments	-	2.1	(20.9)	-	(18.8)
Allowance for funds used during construction	-	-	(20.8)	0.1	(20.7)
Preferred dividend requirements of subsidiaries	-	-	16.9	-	16.9
Interest income and other	(198.6)	(19.2)	12.6	183.4	(21.8)

	(187.8)	96.8	93.8	177.2	180.0

Income (loss) from continuing operations before income taxes	185.1	(99.1)	334.5	(195.6)	224.9

Income tax expense (benefit)	1.6	(69.7)	138.1	(1.1)	68.9

Income (loss) from continuing operations	183.5	(29.4)	196.4	(194.5)	156.0

Income from discontinued operations, net of tax	-	33.5	-	-	33.5

Income before cumulative effect of changes in
accounting principles	183.5	4.1	196.4	(194.5)	189.5

Cumulative effect of changes in accounting principles, net of tax	-	(6.0)	-	-	(6.0)

Net income (loss)	$183.5	($1.9)	$196.4	($194.5)	$183.5

Alliant Energy Corporation Condensed Consolidating Statement of Income for the Year Ended December 31, 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Operating revenues:
Domestic utility:
Electric	$-	$-	$1,752.5	$-	$1,752.5
Gas	-	-	394.0	-	394.0
Other	-	-	85.4	-	85.4
Non-regulated	-	231.9	319.1	(325.8)	225.2

	-	231.9	2,551.0	(325.8)	2,457.1

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	651.8	-	651.8
Cost of gas sold	-	-	249.0	-	249.0
Other operation and maintenance	-	-	623.2	-	623.2
Non-regulated operation and maintenance	2.1	206.3	292.0	(300.3)	200.1
Depreciation and amortization	-	23.1	261.1	(6.2)	278.0
Taxes other than income taxes	-	5.8	99.0	(1.3)	103.5

	2.1	235.2	2,176.1	(307.8)	2,105.6

Operating income (loss)	(2.1)	(3.3)	374.9	(18.0)	351.5

Interest expense and other:
Interest expense	5.6	76.6	112.5	(11.9)	182.8
Equity (income) loss from unconsolidated investments	(0.9)	31.5	(17.7)	-	12.9
Allowance for funds used during construction	-	-	(8.5)	0.8	(7.7)
Preferred dividend requirements of subsidiaries	-	-	6.2	-	6.2
Impairment of available-for-sale securities of McLeodUSA Inc.	-	27.2	-	-	27.2
Interest income and other	(109.2)	(9.5)	8.6	99.3	(10.8)

	(104.5)	125.8	101.1	88.2	210.6

Income (loss) from continuing operations before income taxes	102.4	(129.1)	273.8	(106.2)	140.9

Income tax expense (benefit)	(4.5)	(55.7)	107.9	(0.9)	46.8

Income (loss) from continuing operations	106.9	(73.4)	165.9	(105.3)	94.1

Income from discontinued operations, net of tax	-	12.8	-	-	12.8

Net income (loss)	$106.9	($60.6)	$165.9	($105.3)	$106.9

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2004

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,380.3	$-	$6,380.3
Other plant in service	-	-	1,208.5	-	1,208.5
Accumulated depreciation	-	-	(3,166.5)	-	(3,166.5)
Construction work in progress	-	-	180.9	-	180.9
Other, net	-	-	69.6	-	69.6

Total domestic utility	-	-	4,672.8	-	4,672.8

Non-regulated and other, net	-	546.8	65.1	(0.1)	611.8

	-	546.8	4,737.9	(0.1)	5,284.6

Current assets:
Cash and temporary cash investments	101.1	127.1	34.4	-	262.6
Restricted cash	-	8.4	4.8	-	13.2
Accounts receivable, net	0.5	64.9	340.4	(48.7)	357.1
Gas stored underground, at average cost	-	-	64.9	-	64.9
Assets held for sale	-	51.8	4.9	-	56.7
Other	0.7	50.3	228.4	(7.7)	271.7

	102.3	302.5	677.8	(56.4)	1,026.2

Investments:
Consolidated subsidiaries	2,443.3	-	-	(2,443.3)	-
Other	13.2	595.1	596.6	-	1,204.9

	2,456.5	595.1	596.6	(2,443.3)	1,204.9

Deferred charges and other	7.2	86.7	715.8	(50.2)	759.5

Total assets	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2004

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,763.3	$250.4	$1,374.9	($1,625.3)	$1,763.3
Retained earnings	871.9	44.1	841.0	(885.1)	871.9
Accumulated other comprehensive loss	(67.1)	(46.2)	(20.9)	67.1	(67.1)
Shares in deferred compensation trust	(6.7)	-	-	-	(6.7)

Total common equity	2,561.4	248.3	2,195.0	(2,443.3)	2,561.4

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	899.9	1,399.6	-	2,299.5

	2,561.4	1,148.2	3,838.4	(2,443.3)	5,104.7

Current liabilities:
Current maturities and sinking funds	-	11.7	90.6	-	102.3
Variable rate demand bonds	-	-	39.1	-	39.1
Accrued taxes	1.1	28.6	80.8	(7.3)	103.2
Liabilities held for sale	-	14.0	-	-	14.0
Other	2.4	118.5	548.4	(49.2)	620.1

	3.5	172.8	758.9	(56.5)	878.7

Other long-term liabilities and deferred credits	1.1	160.5	2,130.8	(50.2)	2,242.2

Minority interest	-	49.6	-	-	49.6

Total capitalization and liabilities	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2003

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$5,707.5	$-	$5,707.5
Other plant in service	-	-	1,177.2	-	1,177.2
Accumulated depreciation	-	-	(2,982.9)	-	(2,982.9)
Construction work in progress:
Emery generating facility	-	-	304.3	-	304.3
Other	-	-	151.8	-	151.8
Other, net	-	-	68.6	-	68.6

Total domestic utility	-	-	4,426.5	-	4,426.5

Non-regulated and other, net	-	508.6	68.6	(0.1)	577.1

	-	508.6	4,495.1	(0.1)	5,003.6

Current assets:
Cash and temporary cash investments	35.8	142.9	62.1	-	240.8
Restricted cash	-	6.8	3.0	-	9.8
Accounts receivable, net	6.6	67.7	225.8	(64.0)	236.1
Gas stored underground, at average cost	-	-	49.3	-	49.3
Assets held for sale	-	187.0	6.1	-	193.1
Other	13.5	27.9	269.0	(51.0)	259.4

	55.9	432.3	615.3	(115.0)	988.5

Investments:
Consolidated subsidiaries	2,324.0	-	-	(2,324.0)	-
Other	12.5	566.2	543.1	-	1,121.8

	2,336.5	566.2	543.1	(2,324.0)	1,121.8

Deferred charges and other	4.1	86.1	635.4	(42.0)	683.6

Total assets	$2,396.5	$1,593.2	$6,288.9	($2,481.1)	$7,797.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of December 31, 2003

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,644.7	$232.7	$1,274.6	($1,507.3)	$1,644.7
Retained earnings	840.4	113.0	810.2	(923.2)	840.4
Accumulated other comprehensive loss	(106.4)	(69.1)	(37.3)	106.4	(106.4)
Shares in deferred compensation trust	(7.4)	-	-	-	(7.4)

Total common equity	2,371.3	276.6	2,047.5	(2,324.1)	2,371.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	874.1	1,249.2	-	2,123.3

	2,371.3	1,150.7	3,540.5	(2,324.1)	4,738.4

Current liabilities:
Current maturities and sinking funds	-	7.3	62.0	-	69.3
Variable rate demand bonds	-	-	55.1	-	55.1
Accrued taxes	5.5	44.4	66.2	(47.3)	68.8
Liabilities held for sale	-	48.3	-	-	48.3
Other	16.5	122.3	545.8	(67.7)	616.9

	22.0	222.3	729.1	(115.0)	858.4

Other long-term liabilities and deferred credits	3.2	167.9	2,019.3	(42.0)	2,148.4

Minority interest	-	52.3	-	-	52.3

Total capitalization and liabilities	$2,396.5	$1,593.2	$6,288.9	($2,481.1)	$7,797.5

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2004

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Net cash flows from (used for) operating activities	$142.5	($18.0)	$548.7	($171.6)	$501.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(538.6)	-	(538.6)
Non-regulated businesses	-	(95.2)	-	-	(95.2)
Alliant Energy Corporate Services, Inc. and other	-	-	(15.4)	-	(15.4)
Proceeds from asset sales	-	40.1	2.3	-	42.4
Other	(79.4)	(4.8)	(28.4)	79.9	(32.7)

Net cash flows used for investing activities	(79.4)	(59.9)	(580.1)	79.9	(639.5)

Cash flows from financing activities:
Common stock dividends	(114.0)	-	(191.0)	191.0	(114.0)
Proceeds from issuance of common stock	115.1	-	-	-	115.1
Proceeds from issuance of long-term debt	-	72.3	225.0	-	297.3
Reductions in long-term debt	-	(49.0)	(62.0)	-	(111.0)
Net change in commercial paper and other short-term borrowings	1.1	(2.9)	(25.3)	-	(27.1)
Other	-	41.7	57.0	(99.3)	(0.6)

Net cash flows from financing activities	2.2	62.1	3.7	91.7	159.7

Net increase (decrease) in cash and temporary cash investments	65.3	(15.8)	(27.7)	-	21.8

Cash and temporary cash investments at beginning of period	35.8	142.9	62.1	-	240.8

Cash and temporary cash investments at end of period	$101.1	$127.1	$34.4	$-	$262.6

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$3.3	$76.8	$99.1	$-	$179.2

Income taxes, net of refunds	($2.5)	($0.9)	$38.0	$-	$34.6

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$17.7	$-	$17.7

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Year Ended December 31, 2003	(in millions)
Net cash flows from (used for) operating activities	$199.5	($17.5)	$490.1	($211.4)	$460.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(689.7)	108.9	(580.8)
Non-regulated businesses	-	(246.8)	-	-	(246.8)
Alliant Energy Corporate Services, Inc. and other	(0.1)	-	(9.5)	-	(9.6)
Proceeds from asset sales	-	609.6	21.8	(108.9)	522.5
Other	(403.5)	(5.9)	45.2	403.2	39.0

Net cash flows from (used for) investing activities	(403.6)	356.9	(632.2)	403.2	(275.7)

Cash flows from (used for) financing activities:
Common stock dividends	(101.3)	-	(159.7)	159.7	(101.3)
Proceeds from issuance of common stock	345.6	-	-	-	345.6
Proceeds from issuance of preferred stock of subsidiary	-	-	38.7	-	38.7
Proceeds from issuance of long-term debt	-	63.6	275.0	-	338.6
Reductions in long-term debt	(24.0)	(77.3)	(266.5)	-	(367.8)
Net change in commercial paper and other short-term borrowings	23.0	(172.6)	(30.6)	-	(180.2)
Other	(3.4)	(52.3)	331.7	(351.5)	(75.5)

Net cash flows from (used for) financing activities	239.9	(238.6)	188.6	(191.8)	(1.9)

Net increase in cash and temporary cash investments	35.8	100.8	46.5	-	183.1

Cash and temporary cash investments at beginning of period	-	42.1	15.6	-	57.7

Cash and temporary cash investments at end of period	$35.8	$142.9	$62.1	$-	$240.8

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$9.1	$85.7	$104.1	$-	$198.9

Income taxes, net of refunds	($27.3)	($85.2)	$131.4	$-	$18.9

Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	$-	$127.6	$-	$-	$127.6

Debt assumed by buyer of affordable housing business	$-	$88.0	$-	$-	$88.0

Capital lease obligations incurred	$-	$-	$14.8	$-	$14.8

Year Ended December 31, 2002

Net cash flows from operating activities	$107.6	$86.4	$458.8	($111.5)	$541.3

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(405.8)	-	(405.8)
Non-regulated businesses	-	(209.9)	-	-	(209.9)
Alliant Energy Corporate Services, Inc. and other	(0.1)	-	(32.6)	-	(32.7)
Proceeds from asset sales	19.3	6.7	-	-	26.0
Other	(85.8)	25.1	(27.9)	85.4	(3.2)

Net cash flows used for investing activities	(66.6)	(178.1)	(466.3)	85.4	(625.6)

Cash flows from (used for) financing activities:
Common stock dividends	(181.0)	-	(141.4)	141.4	(181.0)
Proceeds from issuance of common stock	56.1	-	-	-	56.1
Proceeds from issuance of preferred stock of subsidiary	-	-	144.6	-	144.6
Redemption of preferred stock of subsidiary	-	-	(56.4)	-	(56.4)
Net change in Alliant Energy Resources, Inc.'s credit facility	-	(383.6)	-	-	(383.6)
Proceeds from issuance of other long-term debt	-	300.0	-	-	300.0
Reductions in other long-term debt	-	(20.2)	(0.6)	-	(20.8)
Net change in commercial paper and other short-term borrowings	76.1	153.8	(31.7)	1.9	200.1
Other	1.4	26.7	105.4	(115.3)	18.2

Net cash flows from (used for) financing activities	(47.4)	76.7	19.9	28.0	77.2

Net increase (decrease) in cash and temporary cash investments	(6.4)	(15.0)	12.4	1.9	(7.1)

Cash and temporary cash investments at beginning of period	6.4	57.1	3.2	(1.9)	64.8

Cash and temporary cash investments at end of period	$-	$42.1	$15.6	$-	$57.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$5.2	$75.0	$104.0	$-	$184.2

Income taxes, net of refunds	($2.2)	($43.0)	$77.6	$-	$32.4

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$19.1	$-	$19.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 2, 2005

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002

	(in millions)
Operating revenues:
Electric utility	$1,069.2	$1,007.0	$964.8
Gas utility	316.0	294.5	214.9
Steam and other	74.4	69.7	62.7

	1,459.6	1,371.2	1,242.4

Operating expenses:
Electric production fuel and purchased power	315.9	320.9	299.3
Cost of gas sold	231.1	209.8	138.9
Other operation and maintenance	426.2	406.6	383.5
Depreciation and amortization	188.4	163.4	146.1
Taxes other than income taxes	57.8	51.1	64.9

	1,219.4	1,151.8	1,032.7

Operating income	240.2	219.4	209.7

Interest expense and other:
Interest expense	67.9	65.4	63.7
Allowance for funds used during construction	(14.0)	(16.7)	(5.1)
Interest income and other	(1.1)	(1.3)	(2.1)

	52.8	47.4	56.5

Income before income taxes	187.4	172.0	153.2

Income taxes	61.7	71.3	62.3

Net income	125.7	100.7	90.9

Preferred dividend requirements	15.4	13.6	2.9

Earnings available for common stock	$110.3	$87.1	$88.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2003

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,251.8	$3,705.5
Gas plant in service	358.0	345.2
Steam plant in service	60.2	60.2
Other plant in service	215.7	202.5
Accumulated depreciation	(1,969.9)	(1,845.7)

Net plant	2,915.8	2,467.7
Construction work in progress:
Emery generating facility	-	304.3
Other	105.1	85.5
Other, less accumulated depreciation of $3.1 and $2.9	50.9	52.9

	3,071.8	2,910.4

Current assets:
Cash and temporary cash investments	0.1	2.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.6 and $1.3	95.3	18.0
Associated companies	1.8	2.6
Other, less allowance for doubtful accounts of $1.0 and $0.1	25.4	51.8
Income tax refunds receivable	2.3	34.8
Production fuel, at average cost	26.5	28.3
Materials and supplies, at average cost	30.5	30.9
Gas stored underground, at average cost	34.6	25.0
Regulatory assets	40.7	37.6
Prepayments and other	10.4	10.5

	267.6	241.6

Investments:
Nuclear decommissioning trust funds	170.0	147.8
Other	14.9	14.3

	184.9	162.1

Other assets:
Regulatory assets	297.5	265.3
Deferred charges and other	47.3	41.6

	344.8	306.9

Total assets	$3,869.1	$3,621.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.3	646.1
Retained earnings	380.7	372.4
Accumulated other comprehensive loss	(18.1)	(17.1)

Total common equity	1,142.3	1,034.8

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	960.4	837.9

	2,286.5	2,056.5

Current liabilities:
Current maturities	2.7	-
Commercial paper	36.0	107.5
Accounts payable	125.5	124.3
Accounts payable to associated companies	21.0	22.5
Accrued interest	16.8	15.4
Accrued taxes	68.1	58.3
Other	57.5	52.9

	327.6	380.9

Other long-term liabilities and deferred credits:
Deferred income taxes	433.0	351.9
Deferred investment tax credits	24.1	27.6
Regulatory liabilities	432.1	426.3
Asset retirement obligations	168.4	158.3
Pension and other benefit obligations	77.4	91.9
Other	120.0	127.6

	1,255.0	1,183.6

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$3,869.1	$3,621.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002

	(in millions)
Cash flows from operating activities:
Net income	$125.7	$100.7	$90.9
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	188.4	163.4	146.1
Other amortizations	21.6	18.5	22.0
Deferred tax expense and investment tax credits	34.6	35.1	18.7
Refueling outage provision	4.9	(8.9)	8.2
Other	(10.7)	(9.0)	(2.6)
Other changes in assets and liabilities:
Accounts receivable	0.9	20.9	(79.1)
Sale of accounts receivable	(51.0)	40.0	(4.0)
Income tax refunds receivable	32.5	(28.4)	-
Accounts payable	24.7	3.4	31.2
Adjustment clause balances	14.2	(14.6)	(7.9)
Benefit obligations and other	(40.1)	0.8	26.9

Net cash flows from operating activities	345.7	321.9	250.4

Cash flows used for investing activities:
Utility construction expenditures	(327.1)	(538.0)	(247.8)
Nuclear decommissioning trust funds	(12.1)	(11.2)	(6.8)
Other	(28.6)	17.1	3.9

Net cash flows used for investing activities	(367.8)	(532.1)	(250.7)

Cash flows from financing activities:
Common stock dividends	(102.0)	(89.1)	(81.8)
Preferred stock dividends	(15.4)	(13.6)	(2.9)
Capital contribution from parent	100.0	168.8	60.0
Proceeds from issuance of preferred stock	-	38.7	144.6
Redemption of preferred stock	-	-	(56.4)
Proceeds from issuance of long-term debt	125.0	200.0	-
Reductions in long-term debt	-	(196.5)	(0.6)
Net change in commercial paper and other short-term borrowings	(71.5)	107.5	(38.0)
Principal payments under capital lease obligations	(13.4)	(13.3)	(14.3)
Other	(2.6)	3.7	(4.3)

Net cash flows from financing activities	20.1	206.2	6.3

Net increase (decrease) in cash and temporary cash investments	(2.0)	(4.0)	6.0

Cash and temporary cash investments at beginning of period	2.1	6.1	0.1

Cash and temporary cash investments at end of period	$0.1	$2.1	$6.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$67.8	$65.2	$64.4

Income taxes, net of refunds	($7.8)	$63.1	$39.0

Noncash investing and financing activities:
Capital lease obligations incurred	$17.7	$14.8	$19.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2004	2003

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,142.3	$1,034.8

Cumulative preferred stock, net:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding, redeemable on or after March 15, 2013	150.0	150.0
7.1% series, 1,600,000 shares outstanding, redeemable on or after Sep. 15, 2008	40.0	40.0

	190.0	190.0
Less: discount	(6.2)	(6.2)

	183.8	183.8

Long-term debt, net:
Collateral Trust Bonds:
7.25% series, due 2006	60.0	60.0
6.875% series, due 2007	55.0	55.0
6% series, due 2008	50.0	50.0
7% series, due 2023	50.0	50.0
5.5% series, due 2023	19.4	19.4

	234.4	234.4

First Mortgage Bonds:
8% series, due 2007	25.0	25.0

Pollution Control Revenue Bonds:
2.5%, due 2005	2.7	2.7
3.6%, due 2008	2.3	2.3
6.25%, due 2009	1.0	1.0
6.3%, due 2010	5.6	5.6
Variable rate (2.55% at Dec. 31, 2004), due 2010	10.9	10.9
6.35%, due 2012	5.7	5.7
Variable rate (2.55% at Dec. 31, 2004), due 2013	7.7	7.7
3.6% through October 2008 (variable or fixed rate thereafter), due 2023	10.0	10.0

	45.9	45.9

Senior debentures, 6.625%, due 2009	135.0	135.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	-

	965.3	840.3

Less:
Current maturities	(2.7)	-
Unamortized debt discount, net	(2.2)	(2.4)

	960.4	837.9

Total capitalization	$2,286.5	$2,056.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2002:
Beginning balance (a)	$33.4	$422.5	$368.2	($2.1)	$822.0
Earnings available for common stock			88.0		88.0
Minimum pension liability adjustment, net of
tax of ($11.8)				(16.7)	(16.7)

Total comprehensive income					71.3
Common stock dividends			(81.8)		(81.8)
Capital contribution from parent		60.0			60.0
Redemption of preferred stock		(4.2)			(4.2)
Other		(0.6)			(0.6)

Ending balance	33.4	477.7	374.4	(18.8)	866.7

2003:
Earnings available for common stock			87.1		87.1
Minimum pension liability adjustment, net of
tax of $1.3				1.7	1.7

Total comprehensive income					88.8
Common stock dividends			(89.1)		(89.1)
Capital contribution from parent		168.8			168.8
Other		(0.4)			(0.4)

Ending balance	33.4	646.1	372.4	(17.1)	1,034.8

2004:
Earnings available for common stock			110.3		110.3
Minimum pension liability adjustment, net of
tax of ($1.0)				(1.0)	(1.0)

Total comprehensive income					109.3
Common stock dividends			(102.0)		(102.0)
Capital contribution from parent		100.0			100.0
Other		0.2			0.2

Ending balance	$33.4	$746.3	$380.7	($18.1)	$1,142.3

(a) Accumulated other comprehensive loss at January 1, 2002 consisted entirely of a minimum pension liability adjustment.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o)
Leases	Note 3
Sales of Accounts Receivable	Note 4
Income Taxes	Note 5 4th paragraph
Benefit Plans	Note 6(a) 1st, 2nd, 6th, 8th, 10th, 11th, and 14th paragraphs
Common and Preferred Stock	Note 7
Debt	Note 8(a) and 8(b) 1st and 4th paragraphs
Investments	Note 9 1st, 2nd, American Transmission Co. LLC (ATC) and Nuclear Management Co., LLC (NMC) paragraphs
Derivative Financial Instruments	Note 10(a) other than Alliant Energy Resources, Inc.’s exchangeable senior notes paragraph; 10(b)
Commitments and Contingencies	Note 11(b) 1st paragraph, 11(c), 11(e), 11(f), 11(g), 11(h)
Jointly-Owned Electric Utility Plant	Note 12
Proposed Sale of IPL’s Interest in the
Duane Arnold Energy Center	Note 18
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20

The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam and various other energy-related services including construction management services for wind farms. IPL’s primary service territories are located in Iowa and southern Minnesota.

(3) LEASES

IPL’s operating lease rental expenses for 2004, 2003 and 2002 were $6.7 million, $6.8 million and $8.5 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $2.7 million, $3.1 million and $3.9 million for 2004, 2003 and 2002, respectively. At Dec. 31, 2004, IPL’s future minimum lease payments, excluding contingent rentals, were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Less: amount representing interest	Present value of net minimum capital lease payments
Operating leases	$6	$5	$4	$4	$3	$18	$40	n/a	n/a
Synthetic leases	5	--	--	--	3	--	8	n/a	n/a
Capital leases	15	45	10	8	2	2	82	$6	$76

The synthetic leases in the previous table relate to the financing of utility railcars. The entities that lease these assets to IPL do not meet the consolidation requirements per Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on IPL’s Consolidated Balance Sheets. IPL has guaranteed the residual value of its synthetic leases which total $7 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to five years. Residual value guarantee amounts have been included in the previous table.

(5) INCOME TAXES

The components of income taxes for IPL were as follows (in millions):

	2004	2003	2002
Current tax expense (benefit):
Federal	$28.5	$31.6	$28.2
State	(1.3)	5.1	17.8
Deferred tax expense (benefit):
Federal	40.1	32.5	22.8
State	(2.0)	6.2	(0.7)
Research and development tax credits	--	(0.4)	(2.2)
Amortization of investment tax credits and other	(3.6)	(3.7)	(3.6)
	$61.7	$71.3	$62.3

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

IPL realized net benefits (expenses) of ($1.3) million, $8.5 million and $2.4 million related to state apportionment and allocation of parent tax benefits in 2004, 2003 and 2002, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Effect of rate making on property related differences	2.3	6.3	1.3
State income taxes, net of federal tax benefits	1.4	3.6	7.0
Amortization of investment tax credits	(1.9)	(2.1)	(2.2)
Adjustment of prior period taxes	(3.9)	0.7	0.8
Other items, net	--	(2.0)	(1.2)
Overall effective income tax rate	32.9%	41.5%	40.7%

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2004			2003
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net
Property	($17.2)	$519.2	$502.0	($10.2)	$472.9	$462.7
Decommissioning	(16.4)	--	(16.4)	(14.3)	--	(14.3)
Mixed service costs	(30.0)	--	(30.0)	(30.8)	--	(30.8)
Pension and other benefit obligations	(25.9)	--	(25.9)	(30.9)	--	(30.9)
Other	--	3.6	3.6	(32.4)	--	(32.4)
Total	($89.5)	$522.8	$433.3	($118.6)	$472.9	$354.3

	2004	2003
Other current liabilities	$0.3	$2.4
Deferred income taxes	433.0	351.9
Total deferred tax liabilities	$433.3	$354.3

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of IPL’s employees are covered by several non-contributory defined benefit pension plans. The weighted average assumptions at the measurement date of Sep. 30 for IPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. IPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2004, 2003 and 2002.

The components of IPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$6.1	$5.1	$4.2	$3.4	$2.2	$1.8
Interest cost	12.7	12.3	11.3	7.4	8.5	7.7
Expected return on plan assets	(13.5)	(11.5)	(12.8)	(4.8)	(3.9)	(4.0)
Amortization of:
Transition obligation (asset)	(0.2)	(0.2)	(0.1)	0.9	2.6	2.6
Prior service cost	1.3	1.3	1.3	(0.8)	(0.2)	(0.2)
Actuarial loss	2.0	1.9	0.3	2.9	1.6	0.3
	$8.4	$8.9	$4.2	$9.0	$10.8	$8.2

The pension benefits costs shown previously (and in the following tables) represent only the pension benefits costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The benefit obligations and assets associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported previously. The pension benefits costs for IPL’s non-bargaining employees who are now participants in other Alliant Energy plans were $3.0 million, $4.4 million and $2.7 million for 2004, 2003 and 2002, respectively. In addition, Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL. The allocated pension benefits costs associated with these services were $3.5 million, $3.2 million and $2.7 million for 2004, 2003 and 2002, respectively. The other postretirement benefits costs shown previously for each period (and in the following tables) represent the other postretirement benefits costs for all IPL employees. The allocated other postretirement benefits costs associated with Corporate Services for IPL were $2.6 million, $1.5 million and $0.9 million for 2004, 2003 and 2002, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2004, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.3	($1.1)
Effect on postretirement benefit obligation	$11.9	($10.7)

A reconciliation of the funded status of IPL’s plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$209.7	$180.7	$132.5	$128.2
Service cost	6.1	5.1	3.4	2.2
Interest cost	12.7	12.3	7.4	8.5
Plan participants’ contributions	--	--	0.3	0.3
Plan amendments	--	--	(2.1)	(18.4)
Actuarial loss	6.0	19.1	0.1	19.2
Gross benefits paid	(7.7)	(7.5)	(8.4)	(7.5)
Net projected benefit obligation at end of year	226.8	209.7	133.2	132.5

Change in plan assets:
Fair value of plan assets at beginning of year	153.6	131.7	58.8	50.6
Actual return on plan assets	16.9	25.0	5.1	7.7
Employer contributions	18.9	4.4	12.3	7.7
Plan participants’ contributions	--	--	0.3	0.3
Gross benefits paid	(7.7)	(7.5)	(8.4)	(7.5)
Fair value of plan assets at end of year	181.7	153.6	68.1	58.8

Funded status at end of year	(45.1)	(56.1)	(65.1)	(73.7)
Unrecognized net actuarial loss	48.2	47.6	49.6	52.7
Unrecognized prior service cost	8.3	9.6	(4.7)	(3.4)
Unrecognized net transition obligation (asset)	(0.3)	(0.5)	6.7	7.6
Net amount recognized at end of year	$11.1	$0.6	($13.5)	($16.8)

Amounts recognized on the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$11.1	$0.6	$0.5	$0.7
Accrued benefit cost	--	--	(14.0)	(17.5)
Additional minimum liability	(17.6)	(22.8)	--	--
Intangible asset	8.3	9.7	--	--
Accumulated other comprehensive loss	9.3	13.1	--	--
Net amount recognized at measurement date	11.1	0.6	(13.5)	(16.8)

Contributions paid after 9/30 and prior to 12/31	--	--	2.6	6.0
Net amount recognized at 12/31	$11.1	$0.6	($10.9)	($10.8)

In addition to the additional minimum pension liability in the previous table, Corporate Services allocated an additional minimum liability at Dec. 31, 2004 and 2003 of $25 million and $20 million, respectively. Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Accumulated benefit obligation	$188.2	$175.8	$133.2	$132.5
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	188.2	175.8	133.2	132.5
Fair value of plan assets	181.7	153.6	68.1	58.8
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	226.8	209.7	N/A	N/A
Fair value of plan assets	181.7	153.6	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Plans.” The asset allocation for IPL’s qualified pension and other postretirement benefit plans at Sep. 30, 2004 and 2003, and the qualified pension plan target allocation for 2004 were as follows:

	Qualified Pension Plans			Other Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Sep. 30		Percentage of Plan Assets at Sep. 30
Asset Category	2004	2004	2003	2004	2003
Equity securities	65-75%	73%	61%	49%	52%
Debt securities	20-35%	27%	33%	36%	43%
Other	0-5%	--	6%	15%	5%
		100%	100%	100%	100%

IPL estimates that funding for the qualified pension and postretirement benefit plans for 2005 will be approximately $1 million and $13 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2005	2006	2007	2008	2009	2010 - 2014
Pension benefits	$9.0	$9.4	$10.2	$11.0	$12.1	$76.8
Other benefits	9.7	9.7	10.3	10.8	11.2	63.7
Medicare subsidies	--	(0.6)	(0.7)	(0.7)	(0.7)	(3.3)
	$18.7	$18.5	$19.8	$21.1	$22.6	$137.2

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to IPL for these plans was $3.2 million, $3.1 million and $2.7 million in 2004, 2003 and 2002, respectively. IPL has various life insurance policies that cover certain key employees and directors. At Dec. 31, 2004 and 2003, the cash surrender value of these investments was $11 million and $10 million, respectively. A significant number of IPL employees also participate in a defined contribution pension plan (401(k)). IPL’s contributions to the 401(k) plan, which are based on the participants’ level of contribution, were $2.2 million, $2.0 million and $2.0 million in 2004, 2003 and 2002, respectively.

As a result of the adoption of FSP 106-2, the estimated reductions in IPL’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $2 million and $12 million, respectively.

(8) DEBT

(b) Long-Term Debt - IPL’s debt maturities for 2005 to 2009 are $3 million, $60 million, $80 million, $52 million and $136 million, respectively. The carrying value of IPL’s long-term debt (including current maturities) at Dec. 31, 2004 and 2003 was $963 million and $838 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2004 and 2003 was $1.0 billion and $904 million, respectively. IPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on IPL’s Consolidated Balance Sheets were $6.1 million and $5.2 million at Dec. 31, 2004 and 2003, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Information relating to various investments held by IPL at Dec. 31 that are marked-to-market as a result of the Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	2004		2003
	Carrying/ Fair Value	Unrealized Gains, Net of Tax	Carrying/ Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$77.9	$2.5	$77.6	$3.1
Equity securities	92.1	26.5	70.2	20.3

Nuclear Decommissioning Trust Funds - At Dec. 31, 2004, $26.5 million, $32.6 million and $18.8 million of the debt securities mature in 2005-2009, 2010-2019 and 2020-2035, respectively. The fair value of the nuclear decommissioning trust funds, as reported by the trustee, was adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of regulatory liabilities or as an offset to regulatory assets related to AROs. The funds realized pre-tax gains from the sales of securities of $0, $0.2 million and $0.1 million in 2004, 2003 and 2002, respectively (cost of the investments based on specific identification was $46 million, $52 million and $19 million and pre-tax proceeds from the sales were $46 million, $52 million and $19 million, respectively).

(11) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - IPL has made certain commitments in connection with its 2005 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to IPL and Wisconsin Power and Light Company (WPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2005, system-wide purchased-power contracts of $85.9 million (1.7 million megawatt-hours (MWhs)) have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 22 for additional information. Coal contract quantities are directly assigned to specific generating stations at IPL based on various factors including projected heat input requirements, combustion compatibility and efficiency. In addition, IPL enters into specific coal transportation contracts for its generating stations. The amounts in the following table reflect these directly assigned coal and corresponding coal transportation contracts. In addition, Corporate Services entered into system-wide coal contracts of $74.7 million (10.6 million tons), $48.7 million (7.4 million tons), $24.0 million (3.8 million tons), $12.2 million (1.8 million tons) and $2.8 million (0.4 million tons), respectively, on behalf of IPL and WPL for 2005 to 2009 to allow flexibility for the changing needs of the quantity of coal consumed by each. These contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2004, IPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased-power		Coal		Natural gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2005	$2.3	--	$24.3	1,301	$103.9	11
2006	2.3	--	19.6	975	52.3	3
2007	0.1	--	14.6	863	23.9	--
2008	0.1	--	7.5	158	1.8	--
2009	0.1	--	6.9	83	1.2	--
Thereafter	0.2	--	27.5	83	1.8	--

Also, at Dec. 31, 2004, IPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2004, were $3 million for 2005. This excludes lease obligations which are included in Note 3.

(13) SEGMENTS OF BUSINESS

IPL is a domestic utility, serving customers in Iowa, Minnesota and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the operations of the steam business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2004
Operating revenues	$1,069.2	$316.0	$74.4	$1,459.6
Depreciation and amortization	171.2	11.6	5.6	188.4
Operating income	226.3	10.4	3.5	240.2
Interest expense, net of allowance for funds used during construction (AFUDC)				53.9
Interest income and other				(1.1)
Income tax expense				61.7
Net income				125.7
Preferred dividends				15.4
Earnings available for common stock				110.3
Total assets	3,319.8	403.9	145.4	3,869.1
Construction and acquisition expenditures	304.7	21.2	1.2	327.1

2003
Operating revenues	$1,007.0	$294.5	$69.7	$1,371.2
Depreciation and amortization	149.6	11.1	2.7	163.4
Operating income	202.3	16.9	0.2	219.4
Interest expense, net of AFUDC				48.7
Interest income and other				(1.3)
Income tax expense				71.3
Net income				100.7
Preferred dividends				13.6
Earnings available for common stock				87.1
Total assets	3,073.4	367.1	180.5	3,621.0
Construction and acquisition expenditures	516.5	19.9	1.6	538.0

2002
Operating revenues	$964.8	$214.9	$62.7	$1,242.4
Depreciation and amortization	133.3	10.2	2.6	146.1
Operating income	185.1	14.1	10.5	209.7
Interest expense, net of AFUDC				58.6
Interest income and other				(2.1)
Income tax expense				62.3
Net income				90.9
Preferred dividends				2.9
Earnings available for common stock				88.0
Total assets	2,664.3	347.0	181.6	3,192.9
Construction and acquisition expenditures	226.8	17.9	3.1	247.8

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summation of the individual quarters may not equal annual totals due to rounding.

	2004				2003
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$396.8	$294.6	$374.5	$393.8	$377.3	$288.5	$352.1	$353.3
Operating income	35.5	33.5	113.0	58.1	54.3	25.7	86.4	53.1
Net income	15.7	12.5	62.2	35.3	25.0	7.9	41.0	26.9
Earnings available for common stock	11.9	8.6	58.4	31.4	21.6	4.7	37.7	23.0

(22) RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales amounts allocated to IPL were $38 million, $35 million and $27 million for 2004, 2003 and 2002, respectively. The purchases allocated to IPL were $106 million, $157 million and $139 million for 2004, 2003 and 2002, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs totaled $180 million, $187 million and $182 million for 2004, 2003 and 2002, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2004 and 2003, IPL had a net intercompany payable to Corporate Services of $36 million and $44 million, respectively. Refer to Note 9 for information regarding related party transactions with NMC and ATC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 2, 2005

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002

	(in millions)
Operating revenues:
Electric utility	$939.8	$910.1	$787.7
Gas utility	253.8	272.4	179.1
Other	16.2	34.5	22.7

	1,209.8	1,217.0	989.5

Operating expenses:
Electric production fuel and purchased power	431.5	409.7	352.5
Cost of gas sold	165.8	186.3	110.1
Other operation and maintenance	282.1	292.6	239.7
Depreciation and amortization	111.0	104.9	108.7
Taxes other than income taxes	36.6	31.9	32.9

	1,027.0	1,025.4	843.9

Operating income	182.8	191.6	145.6

Interest expense and other:
Interest expense	33.5	37.9	40.2
Equity income from unconsolidated investments	(25.0)	(20.7)	(17.0)
Allowance for funds used during construction	(4.5)	(4.0)	(2.6)
Interest income and other	(1.2)	(2.3)	(0.6)

	2.8	10.9	20.0

Income before income taxes	180.0	180.7	125.6

Income taxes	66.3	65.8	44.7

Net income	113.7	114.9	80.9

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$110.4	$111.6	$77.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2004	2003

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,128.5	$2,002.0
Gas plant in service	316.4	301.2
Other plant in service	258.2	268.1
Accumulated depreciation	(1,196.6)	(1,137.2)

Net plant	1,506.5	1,434.1
Construction work in progress	75.8	66.3
Other, less accumulated depreciation of $0.3 for both periods	18.7	15.7

	1,601.0	1,516.1

Current assets:
Cash and temporary cash investments	0.1	27.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.1 and $2.7	139.7	78.9
Other, less allowance for doubtful accounts of $-- and $0.4	30.5	24.4
Income tax refunds receivable	-	16.8
Production fuel, at average cost	16.0	17.7
Materials and supplies, at average cost	24.2	22.9
Gas stored underground, at average cost	30.3	24.3
Regulatory assets	21.1	24.2
Prepaid gross receipts tax	33.0	28.3
Assets held for sale	4.9	6.1
Other	18.5	14.6

	318.3	285.3

Investments:
Nuclear decommissioning trust funds	243.2	233.7
Investment in American Transmission Company LLC and other	165.1	144.0

	408.3	377.7

Other assets:
Regulatory assets	128.6	96.0
Deferred charges and other	199.9	194.2

	328.5	290.2

Total assets	$2,656.1	$2,469.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2004	2003

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.7	525.6
Retained earnings	461.7	440.3
Accumulated other comprehensive loss	(2.7)	(20.3)

Total common equity	1,050.9	1,011.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	364.2	336.4

	1,475.1	1,408.2

Current liabilities:
Current maturities	88.0	62.0
Variable rate demand bonds	39.1	55.1
Commercial paper	47.0	-
Accounts payable	91.0	80.1
Accounts payable to associated companies	20.3	22.6
Regulatory liabilities	23.8	13.9
Other	39.5	33.5

	348.7	267.2

Other long-term liabilities and deferred credits:
Deferred income taxes	232.6	213.7
Deferred investment tax credits	19.9	21.5
Regulatory liabilities	215.1	227.9
Asset retirement obligations	200.9	187.4
Pension and other benefit obligations	85.7	59.0
Other	78.1	84.4

	832.3	793.9

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$2,656.1	$2,469.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002

	(in millions)
Cash flows from operating activities:
Net income	$113.7	$114.9	$80.9
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	111.0	104.9	108.7
Other amortizations	41.4	51.3	27.7
Deferred tax expense (benefit) and investment tax credits	8.5	21.8	(5.6)
Equity income from unconsolidated investments, net	(25.0)	(20.7)	(17.0)
Distributions from equity method investments	20.5	14.0	13.2
Other	(3.7)	(2.3)	(1.2)
Other changes in assets and liabilities:
Accounts receivable	(16.9)	(10.0)	(1.9)
Sale of accounts receivable	(50.0)	(66.0)	28.0
Income tax refunds receivable	16.8	(16.8)	-
Accounts payable	8.6	(2.6)	(20.5)
Accrued taxes	3.2	(13.1)	17.3
Benefit obligations and other	(28.8)	(36.9)	(5.8)

Net cash flows from operating activities	199.3	138.5	223.8

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(211.5)	(151.6)	(156.9)
Nuclear decommissioning trust funds	(2.9)	(2.9)	(16.1)
Proceeds from asset sales	-	21.3	-
Other	0.1	24.8	(14.8)

Net cash flows used for investing activities	(214.3)	(108.4)	(187.8)

Cash flows used for financing activities:
Common stock dividends	(89.0)	(70.6)	(59.6)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	-	200.0	61.0
Proceeds from issuance of long-term debt	100.0	-	-
Reductions in long-term debt	(62.0)	(70.0)	-
Net change in commercial paper and other short-term borrowings	47.0	(60.0)	(30.8)
Other	(4.7)	(7.7)	5.0

Net cash flows used for financing activities	(12.0)	(11.6)	(27.7)

Net increase (decrease) in cash and temporary cash investments	(27.0)	18.5	8.3

Cash and temporary cash investments at beginning of period	27.1	8.6	0.3

Cash and temporary cash investments at end of period	$0.1	$27.1	$8.6

Supplemental cash flows information:
Cash paid during the period for:
Interest	$31.3	$39.6	$39.5

Income taxes, net of refunds	$40.4	$84.3	$35.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2004	2003

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,050.9	$1,011.8

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized 3,750,000 shares, maximum aggregate stated value $150, redeemable any time:
$100 stated value - 4.50% series, 99,970 shares outstanding	10.0	10.0
$100 stated value - 4.80% series, 74,912 shares outstanding	7.5	7.5
$100 stated value - 4.96% series, 64,979 shares outstanding	6.5	6.5
$100 stated value - 4.40% series, 29,957 shares outstanding	3.0	3.0
$100 stated value - 4.76% series, 29,947 shares outstanding	3.0	3.0
$100 stated value - 6.20% series, 150,000 shares outstanding	15.0	15.0
$25 stated value - 6.50% series, 599,460 shares outstanding	15.0	15.0

	60.0	60.0

Long-term debt, net:
First Mortgage Bonds:
1992 Series Y, 7.6%, due 2005	72.0	72.0
1991 Series B, variable rate (2.5% at Dec. 31, 2004), due 2005	16.0	16.0
1984 Series A, variable rate (2.36% at Dec. 31, 2004), due 2014	8.5	8.5
1988 Series A, variable rate (2.15% at Dec. 31, 2004), due 2015	14.6	14.6
1991 Series A, variable rate (2.5% at Dec. 31, 2004), due 2015	16.0	16.0
1992 Series X, 7.75%, retired in 2004	-	62.0

	127.1	189.1

Debentures, 7%, due 2007	105.0	105.0
Debentures, 5.7%, due 2008	60.0	60.0
Debentures, 7.625%, due 2010	100.0	100.0
Debentures, 6.25%, due 2034	100.0	-

	492.1	454.1

Less:
Current maturities	(88.0)	(62.0)
Variable rate demand bonds	(39.1)	(55.1)
Unamortized debt discount, net	(0.8)	(0.6)

	364.2	336.4

Total capitalization	$1,475.1	$1,408.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2002:
Beginning balance (a)	$66.2	$264.6	$381.3	($10.1)	$702.0
Earnings available for common stock			77.6		77.6
Minimum pension liability adjustment,
net of tax of ($6.8)				(10.2)	(10.2)

Unrealized holding losses on derivatives,
net of tax of ($0.1)				(0.2)	(0.2)
Less: reclassification adjustment for gains
included in earnings available for common
stock, net of tax of $2.4				3.6	3.6

Net unrealized losses on qualifying derivatives				(3.8)	(3.8)

Total comprehensive income					63.6
Common stock dividends			(59.6)		(59.6)
Capital contribution from parent		61.0			61.0

Ending balance	66.2	325.6	399.3	(24.1)	767.0

2003:
Earnings available for common stock			111.6		111.6
Minimum pension liability adjustment,
net of tax of $2.8				4.2	4.2

Unrealized holding losses on derivatives,
net of tax of ($3.5)				(6.0)	(6.0)
Less: reclassification adjustment for losses
included in earnings available for common
stock, net of tax of ($3.8)				(5.6)	(5.6)

Net unrealized losses on qualifying derivatives				(0.4)	(0.4)

Total comprehensive income					115.4
Common stock dividends			(70.6)		(70.6)
Capital contribution from parent		200.0			200.0

Ending balance	66.2	525.6	440.3	(20.3)	1,011.8

2004:
Earnings available for common stock			110.4		110.4
Minimum pension liability adjustment,
net of tax of $11.7				17.6	17.6

Total comprehensive income					128.0
Common stock dividends			(89.0)		(89.0)
Other		0.1			0.1

Ending balance	$66.2	$525.7	$461.7	($2.7)	$1,050.9

(a)	Accumulated other comprehensive income (loss) at January 1, 2002 consisted of ($14.2) of a minimum pension liability adjustment and $4.1 of net unrealized gains on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o), 1(q)
Domestic Utility Rate Matters	Note 2
Leases	Note 3 Operating Leases
Sales of Accounts Receivable	Note 4
Income Taxes	Note 5 4th paragraph
Benefit Plans	Note 6(a) 1st, 2nd, 6th, 8th, 10th, 11th, and 14th paragraphs
Common and Preferred Stock	Note 7
Debt	Note 8(a) and 8(b) 1st and 4th paragraphs
Investments	Note 9 1st, 2nd, American Transmission Co. LLC (ATC) and Nuclear
Management Co., LLC (NMC) paragraphs
Derivative Financial Instruments	Note 10(a) other than Alliant Energy Resources, Inc.’s exchangeable senior notes paragraph; 10(b)
Commitments and Contingencies	Note 11(b) 1st paragraph, 11(c), 11(e), 11(f), 11(g), 11(h)
Jointly-Owned Electric Utility Plant	Note 12
Proposed Sale of WPL’s Interest in Kewaunee Nuclear Power Plant (Kewaunee)	Note 17
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20

The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of WPL and its principal consolidated subsidiaries WPL Transco LLC and South Beloit Water, Gas and Electric Company. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of water and various other energy-related services including construction management services for wind farms. WPL’s primary service territories are located in south and central Wisconsin.

(3) LEASES

WPL’s operating lease rental expenses, which include certain purchased-power agreements, for 2004, 2003 and 2002 were $63 million, $25 million and $23 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $0.4 million, $0.9 million and $1.1 million for 2004, 2003 and 2002, respectively. At Dec. 31, 2004, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Certain purchased-power agreements	$69	$70	$72	$64	$58	$177	$510
Synthetic leases	8	8	7	3	3	13	42
Other	2	2	1	1	--	1	7
	$79	$80	$80	$68	$61	$191	$559

The synthetic leases in the previous table relate to the financing of utility railcars and a utility radio dispatch system. The entities that lease these assets to WPL do not meet the consolidation requirements per Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on WPL’s Consolidated Balance Sheets. WPL has guaranteed the residual value of its synthetic leases which total $8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 11 years. Residual value guarantee amounts have been included in the previous table.

(5) INCOME TAXES

The components of income taxes for WPL were as follows (in millions):

	2004	2003	2002
Current tax expense:
Federal	$45.2	$29.0	$42.8
State	13.3	15.7	9.7
Deferred tax expense (benefit):
Federal	9.7	22.8	(5.0)
State	0.4	0.6	1.2
Amortization of investment tax credits	(1.6)	(1.6)	(1.8)
Research and development tax credits	(0.7)	(0.7)	(2.2)
	$66.3	$65.8	$44.7

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

WPL realized net benefits of $1.2 million, $2.9 million and $0 related to state apportionment and allocation of parent tax benefits in 2004, 2003 and 2002, respectively.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	6.2	5.8	6.1
Research and development tax credits	(0.4)	(0.3)	(1.8)
Amortization of excess deferred taxes	(0.5)	(0.5)	(1.4)
Amortization of investment tax credits	(0.9)	(0.9)	(1.4)
Adjustment of prior period taxes	(1.5)	(0.8)	(1.1)
Other items, net	(1.1)	(1.9)	0.2
Overall effective income tax rate	36.8%	36.4%	35.6%

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2004			2003
	Deferred Tax Assets	Deferred Tax Liabilities	Net	Deferred Tax Assets	Deferred Tax Liabilities	Net
Property	($13.2)	$222.7	$209.5	($14.3)	$216.0	$201.7
Decommissioning	(23.5)	--	(23.5)	(22.2)	--	(22.2)
Investment in ATC	--	14.0	14.0	--	7.9	7.9
Other	(8.0)	32.6	24.6	(20.2)	39.9	19.7
Total	($44.7)	$269.3	$224.6	($56.7)	$263.8	$207.1

	2004	2003
Other current assets	($8.0)	($6.6)
Deferred income taxes	232.6	213.7
Total deferred tax (assets) and liabilities	$224.6	$207.1

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of WPL’s employees are covered by several non-contributory defined benefit pension plans. The weighted average assumptions at the measurement date of Sep. 30 for WPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. WPL’s rates of compensation increase for its qualified pension benefits and its other postretirement benefits were 3.5% for 2004, 2003 and 2002.

The components of WPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$5.0	$4.0	$3.6	$4.0	$3.4	$2.4
Interest cost	11.2	10.6	10.1	5.4	5.2	4.4
Expected return on plan assets	(15.9)	(13.5)	(12.2)	(1.7)	(1.4)	(1.6)
Amortization of:
Transition obligation (asset)	--	--	(1.7)	1.1	1.1	1.1
Prior service cost	0.6	0.4	0.4	--	--	--
Actuarial loss (gain)	3.0	3.5	1.5	1.4	0.8	0.1
	$3.9	$5.0	$1.7	$10.2	$9.1	$6.4

The pension benefits costs shown previously (and in the following tables) represent only the pension benefits costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The benefit obligations and assets associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported previously. The pension benefits costs for WPL’s non-bargaining employees who are now participants in other Alliant Energy plans were $0.5 million, $1.9 million and $0.3 million for 2004, 2003 and 2002, respectively. In addition, Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL. The allocated pension benefits costs associated with these services were $2.1 million, $2.0 million and $1.7 million for 2004, 2003 and 2002, respectively. The other postretirement benefits costs shown previously for each period (and in the following tables) represent the other postretirement benefits costs for all WPL employees. The allocated other postretirement benefits costs associated with Corporate Services for WPL were $1.6 million, $0.9 million and $0.5 million for 2004, 2003 and 2002, respectively.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2004, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.2	($1.1)
Effect on postretirement benefit obligation	$9.7	($8.7)

A reconciliation of the funded status of WPL’s plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$181.0	$156.0	$93.1	$76.6
Service cost	5.0	4.0	4.0	3.4
Interest cost	11.2	10.6	5.4	5.2
Plan participants’ contributions	--	--	1.6	1.5
Plan amendments	5.7	--	--	--
Actuarial loss	6.9	17.8	7.7	11.7
Gross benefits paid	(7.3)	(7.4)	(6.5)	(5.3)
Net projected benefit obligation at end of year	202.5	181.0	105.3	93.1

Change in plan assets:
Fair value of plan assets at beginning of year	175.0	153.5	19.5	16.7
Actual return on plan assets	20.2	28.9	2.1	2.2
Employer contributions	5.0	--	4.0	4.4
Plan participants’ contributions	--	--	1.6	1.5
Gross benefits paid	(7.3)	(7.4)	(6.5)	(5.3)
Fair value of plan assets at end of year	192.9	175.0	20.7	19.5

Funded status at end of year	(9.6)	(6.0)	(84.6)	(73.6)
Unrecognized net actuarial loss	62.0	62.4	36.4	30.5
Unrecognized prior service cost	8.1	3.0	(0.1)	(0.1)
Unrecognized net transition obligation	--	--	9.2	10.3
Net amount recognized at end of year	$60.5	$59.4	($39.1)	($32.9)

Amounts recognized on the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$60.5	$59.4	$1.6	$1.5
Accrued benefit cost	--	--	(40.7)	(34.4)
Net amount recognized at measurement date	60.5	59.4	(39.1)	(32.9)

Contributions paid after 9/30 and prior to 12/31	--	--	0.6	0.4
Net amount recognized at 12/31	$60.5	$59.4	($38.5)	($32.5)

At Dec. 31, 2004 and 2003, Corporate Services allocated a minimum pension liability of $44 million and $34 million, respectively. Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Accumulated benefit obligation	$181.8	$165.7	$105.3	$93.1
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	--	--	103.6	91.5
Fair value of plan assets	--	--	17.3	16.3
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	202.5	181.0	N/A	N/A
Fair value of plan assets	192.9	175.0	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as a Voluntary Employees’ Beneficiary Association (VEBA) trust. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trust are reflected in the following table under “Other Postretirement Plans.” The asset allocation for WPL’s qualified pension and other postretirement benefit plans at Sep. 30, 2004 and 2003, and the qualified pension plan target allocation for 2004 were as follows:

	Qualified Pension Plans			Other Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Sep. 30		Percentage of Plan Assets at Sep. 30
Asset Category	2004	2004	2003	2004	2003
Equity securities	65-75%	73%	61%	10%	15%
Debt securities	20-35%	27%	33%	20%	33%
Other	0-5%	--	6%	70%	52%
		100%	100%	100%	100%

WPL estimates that funding for the qualified pension and postretirement benefit plans for 2005 will be $0 and approximately $4 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2005	2006	2007	2008	2009	2010 - 2014
Pension benefits	$7.4	$7.4	$7.6	$7.8	$8.3	$54.8
Other benefits	7.5	7.1	7.4	7.9	8.5	53.4
Medicare subsidies	--	(0.6)	(0.6)	(0.7)	(0.7)	(4.3)
	$14.9	$13.9	$14.4	$15.0	$16.1	$103.9

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to WPL for these plans was $1.8 million, $1.7 million and $1.5 million in 2004, 2003 and 2002, respectively. WPL has various life insurance policies that cover certain key employees and directors. At both Dec. 31, 2004 and 2003, the cash surrender value of these investments was $11 million. A significant number of WPL employees also participate in defined contribution pension plans (401(k) plans). WPL’s contributions to the plans, which are based on the participants’ level of contribution, were $2.3 million, $2.1 million and $2.2 million in 2004, 2003 and 2002, respectively.

As a result of the adoption of FSP 106-2, the estimated reductions in WPL’s 2004 other postretirement benefits costs and accumulated projected benefit obligation are $1 million and $7 million, respectively.

(8)	DEBT

(b) Long-Term Debt - WPL’s debt maturities for 2005 to 2009 are $88 million, $0, $105 million, $60 million, and $0, respectively. The carrying value of WPL’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2004 and 2003 was $491 million and $454 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2004 and 2003 was $532 million and $494 million, respectively. WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on WPL’s Consolidated Balance Sheets were $4.0 million and $4.2 million at Dec. 31, 2004 and 2003, respectively.

(9) INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Information relating to various investments held by WPL at Dec. 31 that are marked-to-market as a result of Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	2004		2003
	Carrying/ Fair Value	Unrealized Gains, Net of Tax	Carrying/ Fair Value	Unrealized Gains, Net of Tax
Available-for-sale securities:
Nuclear decommissioning trust funds:
Debt securities	$21.0	$0.7	$136.9	$3.3
Equity securities	51.3	13.0	96.8	18.6

Nuclear Decommissioning Trust Funds - At Dec. 31, 2004, $0.2 million, $3.1 million and $17.7 million of the debt securities mature in 2005-2009, 2010-2019 and 2020-2040, respectively. The fair value of the nuclear decommissioning trust funds, as reported by the trustee, was adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of regulatory liabilities or as an offset to regulatory assets related to AROs. The funds realized pre-tax gains (losses) from the sales of securities of $12 million, ($6) million and $10 million in 2004, 2003 and 2002, respectively (cost of the investments based on specific identification was $1.1 billion, $334 million and $92 million and pre-tax proceeds from the sales were $1.1 billion, $328 million and $102 million, respectively). In January 2004, WPL liquidated all of the qualified decommissioning assets into money market funds as a result of the anticipated Kewaunee sale and at Dec. 31, 2004, the value of the qualified decommissioning assets was $171 million.

Unconsolidated Equity Investments - At Dec. 31, 2004 and 2003, WPL had $154 million and $133 million of investments in equity method investees, respectively, consisting of a 24% ownership interest in ATC (carrying value of $141 million at Dec. 31, 2004) and a 50% ownership interest in Wisconsin River Power Company (WRPC) (carrying value of $13 million at Dec. 31, 2004), respectively. Summary financial information from the financial statements of WPL’s unconsolidated equity investments in ATC and WRPC is as follows (in millions):

	2004	2003	2002
Operating revenues	$270.3	$232.3	$211.7
Operating income	107.1	87.7	75.7
Net income	90.5	72.1	59.5
As of Dec. 31:
Current assets	39.1	41.5
Non-current assets	1,176.6	947.2
Current liabilities	194.5	67.9
Non-current liabilities	457.7	14.6

(11) COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - WPL has made certain commitments in connection with its 2005 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased-power contracts to Interstate Power and Light Company (IPL) and WPL, based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2005, system-wide purchased-power contracts of $85.9 million (1.7 million megawatt-hours (MWhs)) have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 22 for additional information. Coal contract quantities are directly assigned to specific generating stations at WPL based on various factors including projected heat input requirements, combustion compatibility and efficiency. In addition, WPL enters into specific coal transportation contracts for its generating stations. The amounts in the following table reflect these directly assigned coal and corresponding coal transportation contracts. In addition, Corporate Services entered into system-wide coal contracts of $74.7 million (10.6 million tons), $48.7 million (7.4 million tons), $24.0 million (3.8 million tons), $12.2 million (1.8 million tons) and $2.8 million (0.4 million tons), respectively, on behalf of IPL and WPL for 2005 to 2009 to allow flexibility for the changing needs of the quantity of coal consumed by each. These contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2004, WPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased-power		Coal		Natural gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2005	$6.0	--	$8.0	--	$114.4	15
2006	3.2	--	8.0	--	50.0	4
2007	3.2	--	8.0	--	20.9	--
2008	3.2	--	6.2	--	15.8	--
2009	3.2	--	6.2	--	15.7	--
Thereafter	10.6	--	31.2	--	22.2	--

Also, at Dec. 31, 2004, WPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2004, were $9 million for 2005. This excludes lease obligations which are included in Note 3.

(13) SEGMENTS OF BUSINESS

WPL is a domestic utility, serving customers in Wisconsin and Illinois, and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the water business, various other energy-related products and services including construction management services for wind farms and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” In 2004, 2003 and 2002, gas revenues included $20 million, $45 million and $22 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2004
Operating revenues	$939.8	$253.8	$16.2	$1,209.8
Depreciation and amortization	95.7	14.8	0.5	111.0
Operating income (loss)	164.9	24.8	(6.9)	182.8
Interest expense, net of allowance for funds used during construction (AFUDC)				29.0
Equity income from unconsolidated investments				(25.0)
Interest income and other				(1.2)
Income tax expense				66.3
Net income				113.7
Preferred dividends				3.3
Earnings available for common stock				110.4
Total assets	2,097.5	333.3	225.3	2,656.1
Investments in equity method subsidiaries	154.3	--	--	154.3
Construction and acquisition expenditures	189.1	20.2	2.2	211.5

2003
Operating revenues	$910.1	$272.4	$34.5	$1,217.0
Depreciation and amortization	89.2	14.6	1.1	104.9
Operating income	163.8	25.5	2.3	191.6
Interest expense, net of AFUDC				33.9
Equity income from unconsolidated investments				(20.7)
Interest income and other				(2.3)
Income tax expense				65.8
Net income				114.9
Preferred dividends				3.3
Earnings available for common stock				111.6
Total assets	1,950.5	306.2	212.6	2,469.3
Investments in equity method subsidiaries	133.3	--	--	133.3
Construction and acquisition expenditures	133.0	17.4	1.2	151.6

2002
Operating revenues	$787.7	$179.1	$22.7	$989.5
Depreciation and amortization	91.7	15.9	1.1	108.7
Operating income (loss)	135.1	12.0	(1.5)	145.6
Interest expense, net of AFUDC				37.6
Equity income from unconsolidated investments				(17.0)
Interest income and other				(0.6)
Income tax expense				44.7
Net income				80.9
Preferred dividends				3.3
Earnings available for common stock				77.6
Total assets	1,834.7	298.5	201.9	2,335.1
Investments in equity method subsidiaries	121.7	--	--	121.7
Construction and acquisition expenditures	144.6	10.6	1.7	156.9

(15) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summation of the individual quarters may not equal annual totals due to rounding.

	2004				2003
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$339.4	$270.7	$286.2	$313.5	$346.9	$254.8	$318.9	$296.3
Operating income	38.9	51.3	55.0	37.6	18.1	35.7	77.8	60.1
Net income	22.3	31.2	33.6	26.7	10.1	19.9	47.4	37.5
Earnings available for common stock	21.5	30.4	32.7	25.8	9.3	19.0	46.6	36.7

(16) ASSETS HELD FOR SALE

WPL has announced its intention to sell its water utility in Ripon, Wisconsin in order to narrow its strategic focus. WPL has applied the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (SFAS 144) to the Ripon water utility assets, which are held for sale. SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. The operating results of WPL’s water utility did not qualify for reporting as discontinued operations at Dec. 31, 2004. At Dec. 31, the components of the Ripon water utility assets held for sale on WPL’s Consolidated Balance Sheets were as follows (in millions):

	2004	2003
Property, plant and equipment:
Other plant in service	$5.9	$7.6
Less: accumulated depreciation	(2.9)	(2.4)
Net plant	3.0	5.2
Construction work in progress	1.9	0.9
Total assets held for sale	$4.9	$6.1

(22) RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales amounts allocated to WPL were $25 million, $42 million and $27 million for 2004, 2003 and 2002, respectively. The purchases allocated to WPL were $279 million, $229 million and $206 million for 2004, 2003 and 2002, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement approved by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs totaled $129 million, $125 million and $118 million for 2004, 2003 and 2002, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2004 and 2003, WPL had a net intercompany payable to Corporate Services of $31 million and $36 million, respectively.

In 2004, Alliant Energy Generation, Inc., a subsidiary of Resources, billed WPL $7 million related to the construction of the Sheboygan Falls plant. Refer to Note 9 for information regarding related party transactions with NMC and ATC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the year ended Dec. 31, 2004 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the year ended Dec. 31, 2004.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Dec. 31, 2004 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2005 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2005 Annual Meeting of Shareowners (the 2005 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2005 Alliant Energy Proxy Statement. The code of ethics of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2005 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2005 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2005 Annual Meeting of Shareowners (the 2005 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2005 WPL Proxy Statement. The code of ethics of Alliant Energy and WPL are the same therefore the information required by Item 10 relating to WPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2005 Alliant Energy Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

ALLIANT ENERGY

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2005 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL

The directors and executive officers for IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for both IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2005 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ALLIANT ENERGY

Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2004 was as follows (N/A = Not applicable):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans
approved by shareowners	5,293,806 (1)	$26.08	1,669,696 (2)
Equity compensation plans not
approved by shareowners	N/A (3)	N/A	N/A (4)
Total	5,293,806	$26.08	1,669,696

(1)

Represents performance shares and options to purchase shares of Alliant Energy common stock granted under the Alliant Energy Long-Term Equity Incentive Plan and 2002 Equity Incentive Plan (EIP). The performance shares are paid out in shares of Alliant Energy common stock or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. The performance shares included in column (a) of the table reflect an assumed payout at a performance multiplier of two.

(2)

All of the available shares under the EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 77,285 shares of restricted common stock previously issued and outstanding for which the restrictions have not lapsed.

(3)

As of Dec. 31, 2004, there were 246,572 shares of Alliant Energy common stock outstanding under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP) described below.

(4)	There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP and the DDCP.

Deferred Compensation Plans - Alliant Energy maintains a KEDCP under which participants may defer up to 100% of base salary, incentive compensation and eligible supplemental executive retirement plan payments. Participants who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Alliant Energy also maintains a DDCP under which directors may elect to defer all or part of their retainer fee. Key employees and directors may elect to have their deferrals credited to an interest account or a company stock account, which are held in grantor trusts. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2005 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2004. None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2005 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2005 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent auditor. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees and services billed to Alliant Energy by its independent auditors, all of which were approved in advance by the Committee, directly related and allocated to IPL for 2004 and 2003 were as follows (in thousands):

	2004	2003
Audit Fees *	$1,462	$671
Audit-related Fees	527	149
Tax Fees	311	227
All Other Fees	33	29
	$2,333	$1,076

* The 2004 audit fees include additional fees required by Section 404 of the Sarbanes-Oxley Act related to Alliant Energy’s internal controls for financial reporting that were not required in 2003.

Audit-related fees consisted of the fees billed for Sarbanes-Oxley Section 404 planning, employee benefits plan audits and attest services required by statute or regulations. Tax fees consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the professional staff in the independent auditors’ tax division, except those rendered in connection with the audit. All other fees primarily consisted of license fees for tax and accounting research software products. The Committee does not consider the provision of non-audit services by the independent auditors described above to be incompatible with maintaining auditor independence.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2005 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to “Index to Financial Statements” in Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules - Schedule II. Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K - The following Exhibits are filed herewith or incorporated herein by reference.

3.1

Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Registration No. 333-117654)

3.2	Bylaws of Alliant Energy, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.2 to Alliant Energy’s Form 10-K for the year 2000 (File No. 1-9894))

3.3	Restated Articles of Incorporation of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Bylaws of WPL, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.4 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Bylaws of IPL, as amended, effective as of Jan. 30, 2001 (incorporated by reference to Exhibit 3.6 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.1

Five Year Credit Agreement, dated July 26, 2004, among Alliant Energy, the Banks set forth therein and Wachovia Bank, National Association (N.A.) as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Form 8-K, dated July 26, 2004 (File No. 1-9894))

4.2

Rights Agreement, dated Jan. 20, 1999, between Alliant Energy and Wells Fargo Bank Minnesota, N.A., successor (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A, dated Jan. 20, 1999 (File No. 1-9894))

4.3

Five Year Credit Agreement, dated July 26, 2004, among WPL, the Banks set forth therein and Wachovia Bank, N.A. as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 26, 2004 (File No. 0-337))

4.4

Indenture of Mortgage or Deed of Trust dated Aug. 1, 1941, between WPL and U.S. Bank N.A. (U.S. Bank) and Richard H. Prokosch, successor, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, Jan. 1, 1948, Sep. 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, Sep. 1, 1953, Oct. 1, 1954, March 1, 1959, May 1, 1962, Aug. 1, 1968, June 1, 1969, Oct. 1, 1970, July 1, 1971, April 1, 1974, Dec. 1, 1975, May 1, 1976, May 15, 1978, Aug. 1, 1980, Jan. 15, 1981, Aug. 1, 1984, Jan. 15, 1986, June 1, 1986, Aug. 1, 1988, Dec. 1, 1990, Sep. 1, 1991, Oct. 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File No. 33-45726, Exhibit 4.27 in File No. 33-45726, Exhibit 4.1 to WPL’s Form 8-K dated March 9, 1992, Exhibit 4.1 to WPL’s Form 8-K dated May 12, 1992, Exhibit 4.1 to WPL’s Form 8-K dated June 29, 1992 and Exhibit 4.1 to WPL’s Form 8-K dated July 20, 1992 (File No. 0-337))

4.5

Indenture, dated as of June 20, 1997, between WPL and U.S. Bank, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Registration No. 33-60917))

4.6	Officers’ Certificate, dated as of June 25, 1997, creating WPL’s 7% debentures due June 15, 2007 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated June 25, 1997 (File No. 0-337))

4.7	Officers’ Certificate, dated as of Oct. 27, 1998, creating WPL’s 5.7% debentures due Oct. 15, 2008 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated Oct. 27, 1998 (File No. 0-337))

4.8	Officers’ Certificate, dated as of March 1, 2000, creating WPL’s 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated March 1, 2000 (File No. 0-337))

4.9	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 28, 2004 (File No. 0-337))

4.10

Five Year Credit Agreement, dated July 26, 2004, among IPL, the Banks set forth therein and Wachovia Bank, N.A. as Administrative Agent and Issuer of Letters of Credit (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 26, 2004 (File No. 0-4117-1))

4.11

Indenture of Mortgage and Deed of Trust, dated as of Sep. 1, 1993, between IPL and J.P. Morgan Trust Company, N.A. (J.P. Morgan Trust) as successor in interest to Bank One Trust Company, N.A. (Bank One Trust), successor, as Trustee (incorporated by reference to Exhibit 4(c) to IPL’s Form 10-Q for the quarter ended Sep. 30, 1993), and the indentures supplemental thereto dated, respectively, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996 and April 1, 1997 (Exhibit 4(d) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(e) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) to IPL’s Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) to IPL’s Form 8-K dated Sep. 19, 1996 and Exhibit 4(a) to IPL’s Form 10-Q dated May 14, 1997 (File No. 0-4117-1))

4.12

Indenture of Mortgage and Deed of Trust, dated as of Aug. 1, 1940, between IP&L and J.P. Morgan Trust as successor in interest to Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 2(a) to IP&L’s Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, Aug. 2, 1943, Aug. 10, 1944, Nov. 10, 1944, Aug. 8, 1945, July 1, 1946, July 1, 1947, Dec. 15, 1948, Nov. 1, 1949, Nov. 10, 1950, Oct. 1, 1951, March 1, 1952, Nov. 5, 1952, Feb. 1, 1953, May 1, 1953, Nov. 3, 1953, Nov. 8, 1954, Jan. 1, 1955, Nov. 1, 1955, Nov. 9, 1956, Nov. 6, 1957, Nov. 4, 1958, Nov. 3, 1959, Nov. 1, 1960, Jan. 1, 1961, Nov. 7, 1961, Nov. 6, 1962, Nov. 5, 1963, Nov. 4, 1964, Nov. 2, 1965, Sep. 1, 1966, Nov. 30, 1966, Nov. 7, 1967, Nov. 5, 1968, Nov. 1, 1969, Dec. 1, 1970, Nov. 2, 1971, May 1, 1972, Nov. 7, 1972, Nov. 7, 1973, Sep. 10, 1974, Nov. 5, 1975, July 1, 1976, Nov. 1, 1976, Dec. 1, 1977, Nov. 1, 1978, Dec. 1, 1979, Nov. 1, 1981, Dec. 1, 1980, Dec. 1, 1982, Dec. 1, 1983, Dec. 1, 1984, March 1, 1985, March 1, 1988, Oct. 1, 1988, May 1, 1991, March 1, 1992, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996 and April 1, 1997 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 4.10 in IP&L’s Form 10-K for the year 1966, Exhibit 4.10 in IP&L’s Form 10-K for the year 1966, Exhibit 4.10 in IP&L’s Form 10-K for the year 1967, Exhibit 4.10 in IP&L’s Form 10-K for the year 1968, Exhibit 4.10 in IP&L’s Form 10-K for the year 1969, Exhibit 1 in IP&L’s Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IP&L’s Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078, Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078, Exhibit 1 in IP&L’s Form 8-K dated July 1976, Exhibit 1 in IP&L’s Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IP&L’s Form 10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IP&L’s Form 10-Q dated March 31, 1982, Exhibit 4(s) in IP&L’s Form 10-K for the year 1981, Exhibit 4(t) in IP&L’s Form 10-K for the year 1982, Exhibit 4(u) in IP&L’s Form 10-K for the year 1983, Exhibit 4(v) in IP&L’s Form 10-K for the year 1984, Exhibit 4(w) in IP&L’s Form 10-K for the year 1984, Exhibit 4(b) in IP&L’s Form 10-Q dated May 12, 1988, Exhibit 4(c) in IP&L’s Form 10-Q dated Nov. 10, 1988, Exhibit 4(d) in IP&L’s Form 10-Q dated Aug. 13, 1991, Exhibit 4(c) in IP&L’s Form 10-K for the year 1991, Exhibit 4(a) in IP&L’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) in IP&L’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(a) in IP&L’s Form 10-Q dated May 12, 1995, Exhibit 4(f) in IP&L’s Form 8-K dated Sep. 19, 1996 and Exhibit 4(b) in IP&L’s Form 10-Q dated May 14, 1997)

4.13

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and J.P. Morgan Trust as successor in interest to Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement, File No. 333-32097)

4.14

Officer’s Certificate, dated as of Aug. 4, 1997, creating IPL’s 6-5/8% Senior Debentures, Series A, due Aug. 1, 2009 (incorporated by reference to Exhibit 4.12 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.15

Officers’ Certificate, dated as of March 6, 2001, creating IPL’s 6-3/4% Series B Senior Debentures due March 15, 2011 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated March 6, 2001 (File No. 0-4117-1))

4.16

The Original through the Nineteenth Supplemental Indentures of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustee, dated Jan. 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to Interstate Power Company’s (IPC’s) Registration Statement No. 33-59352 dated March 11, 1993)

4.16a

Twentieth Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC’s Registration Statement No. 33-59352 dated March 11, 1993)

4.16b

Twenty-First Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, as Trustees, dated Dec. 31, 2001 (incorporated by reference to Exhibit 4.3 to IPL’s Form 8-K, dated Jan. 1, 2002 (File No. 0-4117-1))

4.17

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and J.P. Morgan Trust as successor in interest to Bank One Trust, as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Registration No. 333-108199))

4.18

Officer’s Certificate, dated Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.19

Officer’s Certificate, dated Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.20	Officer’s Certificate, dated May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.20a

Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.21

Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999, Feb. 1, 2000, Nov. 15, 2001 and Dec. 26, 2002 (Exhibit 4.2 to Registration No. 333-92859, Exhibit 99.4 to Alliant Energy’s Form 8-K dated Feb. 1, 2000 (File No. 1-9894), Exhibit 4.4 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-75020) and Exhibit 4.16a to Alliant Energy’s Form 10-K for the year 2002 (File No. 1-9894))

10.1

Service Agreement by and among WPL, South Beloit Water, Gas and Electric Company (South Beloit), IPL and Alliant Energy Corporate Services, Inc. (Corporate Services) (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.2	Service Agreement by and among Resources and Corporate Services (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.3

System Coordination and Operating Agreement dated April 11, 1997, among IPL, WPL and Corporate Services (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894)

10.4

Joint Power Supply Agreement among Wisconsin Public Service Corporation (WPSC), WPL, and Madison Gas & Electric Company (MGE), dated Feb. 2, 1967 (incorporated by reference to Exhibit 4.09 of WPSC in File No. 2-27308)

10.4a

Amendment No. 1 to Joint Power Supply Agreement dated Feb. 2, 1967 among WPSC, WPL, and MGE (incorporated by reference to Exhibit 10.1 to WPL’s Form 10-Q for the quarter ended Sep. 30, 2001 (File No. 0-337))

10.5	Joint Power Supply Agreement among WPSC, WPL, and MGE, dated July 26, 1973 (incorporated by reference to Exhibit 5.04A of WPSC in File No. 2-48781)

10.6	Basic Generating Agreement, Unit 4, Edgewater Generating Station, dated June 5, 1967, between WPL and WPSC (incorporated by reference to Exhibit 4.10 of WPSC in File No. 2-27308)

10.7

Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Feb. 24, 1983, between WPL, Wisconsin Electric Power Company (WEPCO) and WPSC (incorporated by reference to Exhibit 10C-1 to WPSC’s Form 10-K for the year 1983 (File No. 1-3016))

10.7a

Amendment No. 1 to Agreement for Construction and Operation of Edgewater 5 Generating Unit, dated Dec. 1, 1988 (incorporated by reference to Exhibit 10C-2 to WPSC’s Form 10-K for the year 1988 (File No. 1-3016))

10.8	Revised Agreement for Construction and Operation of Columbia Generating Plant among WPSC, WPL, and MGE, dated July 26, 1973 (incorporated by reference to Exhibit 5.07 of WPSC in File No. 2-48781)

10.9	Operating and Transmission Agreement between Central Iowa Power Cooperative (CIPCO) and IPL (incorporated by reference to Exhibit 10(q) to IPL’s Form 10-K for the year 1990 (File No. 0-4117-1))

10.10

Duane Arnold Energy Center (DAEC) Ownership Participation Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IPL (incorporated by reference to Exhibit 5(kk) to IPL’s Registration Statement, File No. 2-38674)

10.11	DAEC Operating Agreement dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IPL (incorporated by reference to Exhibit 5(ll) to IPL’s Registration Statement, File No. 2-38674)

10.12

DAEC Agreement for Transmission, Transformation, Switching, and Related Facilities dated June 1, 1970 between CIPCO, Corn Belt Power Cooperative and IPL (incorporated by reference to Exhibit 5(mm) to IPL’s Registration Statement, File No. 2-38674)

10.13

Basic Generating Agreement dated April 16, 1975 between Iowa Public Service Company, Iowa Power and Light Company, Iowa-Illinois Gas and Electric Company and IPL for the joint ownership of Ottumwa Generating Station-Unit 1 (OGS-1) (incorporated by reference to Exhibit 1 to IPL’s Form 10-K for the year 1977 (File No. 0-4117-1))

10.13a

Addendum Agreement to the Basic Generating Agreement for OGS-1 dated Dec. 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IPL for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IPL’s Form 10-K for the year 1977 (File No. 0-4117-1))

10.14

Asset Contribution Agreement between American Transmission Company LLC (ATC) and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.14a

Addenda to the Asset Contribution Agreement between ATC and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15a to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.15	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.16

Sales Agreement, dated April 9, 2004, between Alliant Energy and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.3 to Alliant Energy’s Registration Statement on Form S-3 (Registration No. 333-114361))

10.17#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.18#	Alliant Energy 2002 Equity Incentive Plan (EIP) (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 333-88304))

10.18a#

Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.18b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.18c#	Form of Performance Share Grant pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.18d#

Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Dec. 1, 2004 (File No. 1-9894))

10.19#

Alliant Energy Key Employee Deferred Compensation Agreement for Key Employees (KEDCP) (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 333-51126)

10.20#	KEDCP (incorporated by reference to Exhibit 10(n) to IES Industries Inc.’s (IES’s) Form 10-K for the year 1987 (File No. 1-9187)

10.20a#	Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES’s Form 10-Q for the quarter ended March 31, 1990 (File No. 1-9187))

10.21#

Alliant Energy Deferred Compensation Plan for Directors, as amended and restated effective Jan. 1, 2000, amended Nov. 14, 2001 (incorporated by reference to Exhibit 10.22 to Alliant Energy’s Form 10-K for the year 2001 (File No. 1-9894))

10.22#

Alliant Energy Grantor Trust for Deferred Compensation Agreements (Key Employees) (incorporated by reference to Exhibit 4.4 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 33-51126))

10.23#

Alliant Energy Grantor Trust for Deferred Compensation Agreements (Directors) (incorporated by reference to Exhibit 4.3 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 33-51126))

10.24#	Form of Supplemental Retirement Agreement (SRA) (incorporated by reference to Exhibit 10.15 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.25#	Alliant Energy Excess Plan (incorporated by reference to Exhibit 10.33 to Alliant Energy’s Form 10-K for the year 2000 (File No. 1-9894))

10.26#

SRA by and between Alliant Energy and E.B. Davis, Jr., W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.27#

SRA by and between Alliant Energy and T.L. Hanson, J.E. Kratchmer and T.L. Aller (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.28#

Key Executive Employment and Severance Agreement (KEESA), dated March 29, 1999, by and between Alliant Energy and Erroll B. Davis, Jr. (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.29#

KEESA, dated March 29, 1999, by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.30#

KEESA, dated May 22, 2002, by and between Alliant Energy and T.L. Hanson; dated April 11, 2003, by and between Alliant Energy and J.E. Kratchmer (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.31#	KEESA, dated Feb. 4, 2004, by and between Alliant Energy and T.L. Aller (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9894))

10.32#

Employment Agreement by and between Alliant Energy and Erroll B. Davis, Jr., amended and restated as of March 26, 2004 (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9894))

10.33#	Executive Tenure Compensation Plan as revised November 1992 (incorporated by reference to Exhibit 10A to Alliant Energy’s Form 10-K for the year 1992 (File No. 1-9894))

10.33a#	Amendment to Executive Tenure Compensation Plan adopted Feb. 23, 1998 (incorporated by reference to Exhibit 10.19a to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.34#

Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2005 (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K dated Dec. 1, 2004 (File No. 1-9894))

10.35#

Severance Agreement and Release dated Feb. 4, 2005, between Corporate Services and James E. Hoffman (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Feb. 4, 2005 (File No. 1-9894))

10.36#	Summary of 2005 Management Incentive Compensation Plan

21	Subsidiaries of Alliant Energy and WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

# - A management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the SEC, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, WPL or IPL, as the case may be.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
Description	Balance, Jan. 1	Charged to Expense	Charged to Other Accounts (1)	Deductions (2)	Balance, Dec. 31
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2004	$6.0	$9.8	$3.3	$11.7	$7.4
Year ended Dec. 31, 2003	4.9	9.2	1.5	9.6	6.0
Year ended Dec. 31, 2002	4.8	7.4	1.2	8.5	4.9
Interstate Power and Light Company
Year ended Dec. 31, 2004	$1.4	$6.4	$--	$5.2	$2.6
Year ended Dec. 31, 2003	1.3	4.5	--	4.4	1.4
Year ended Dec. 31, 2002	1.9	3.1	--	3.7	1.3
Wisconsin Power and Light Company
Year ended Dec. 31, 2004	$3.1	$0.3	$3.3	$5.6	$1.1
Year ended Dec. 31, 2003	2.2	4.4	1.5	5.0	3.1
Year ended Dec. 31, 2002	1.5	4.1	1.2	4.6	2.2
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:

Accumulated Provision for Nuclear Refueling Outage Provision and Other Miscellaneous Reserves:
Alliant Energy Corporation
Year ended Dec. 31, 2004	$17.4	$12.9	$--	$6.2	$24.1
Year ended Dec. 31, 2003	27.6	12.1	--	22.3	17.4
Year ended Dec. 31, 2002	13.2	18.5	--	4.1	27.6
Interstate Power and Light Company
Year ended Dec. 31, 2004	$11.3	$8.0	$--	$3.8	$15.5
Year ended Dec. 31, 2003	21.0	9.3	--	19.0	11.3
Year ended Dec. 31, 2002	10.2	12.8	--	2.0	21.0
Wisconsin Power and Light Company
Year ended Dec. 31, 2004	$4.7	$2.6	$--	$2.0	$5.3
Year ended Dec. 31, 2003	4.9	1.8	--	2.0	4.7
Year ended Dec. 31, 2002	2.6	4.0	--	1.7	4.9
(1)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(2)	Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

The amounts above reflect continuing operations for all periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2005.

ALLIANT ENERGY CORPORATION

By: /s/ Erroll B. Davis, Jr.

                  Erroll B. Davis, Jr.

                                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2005.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Singleton B. McAllister	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Singleton B. McAllister		Judith D. Pyle

/s/ William D. Harvey	Director	/s/ Ann K. Newhall	Director	/s/ Robert W. Schlutz	Director
William D. Harvey		Ann K. Newhall		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Katharine C. Lyall		David A. Perdue		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2005.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Erroll B. Davis, Jr.

                  Erroll B. Davis, Jr.

                                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2005.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Singleton B. McAllister	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Singleton B. McAllister		Judith D. Pyle

/s/ William D. Harvey	Director	/s/ Ann K. Newhall	Director	/s/ Robert W. Schlutz	Director
William D. Harvey		Ann K. Newhall		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Katharine C. Lyall		David A. Perdue		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2005.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Erroll B. Davis, Jr.

                  Erroll B. Davis, Jr.

                                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2005.

/s/ Erroll B. Davis, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Erroll B. Davis, Jr.

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Singleton B. McAllister	Director	/s/ Judith D. Pyle	Director
Michael L. Bennett		Singleton B. McAllister		Judith D. Pyle

/s/ William D. Harvey	Director	/s/ Ann K. Newhall	Director	/s/ Robert W. Schlutz	Director
William D. Harvey		Ann K. Newhall		Robert W. Schlutz

/s/ Katharine C. Lyall	Director	/s/ David A. Perdue	Director	/s/ Anthony R. Weiler	Director
Katharine C. Lyall		David A. Perdue		Anthony R. Weiler

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2004

Exhibit
Number	Description
	10.36	Summary of 2005 Management Incentive Compensation Plan
	21	Subsidiaries of Alliant Energy and WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL