Form 10-Q
period 2005-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2005-05-06
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______ to _______

Commission	Name of Registrant, State of Incorporation,	IRS Employer
File Number	Address of Principal Executive Offices and Telephone Number	Identification Number
1-9894	ALLIANT ENERGY CORPORATION	39-1380265
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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Alliant Energy Corporation	Yes [ X ]		No [ ]
Interstate Power and Light Company	Yes [	]	No [ X ]
Wisconsin Power and Light Company	Yes [	]	No [ X ]

Number of shares outstanding of each class of common stock as of April 29, 2005:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,219,228 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

TABLE OF CONTENTS

		Page
Part I.	Financial Information	2
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Alliant Energy Corporation:
	Condensed Consolidated Statements of Income for the Three Months Ended
	March 31, 2005 and 2004	2
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
	Interstate Power and Light Company:
	Condensed Consolidated Statements of Income for the Three Months Ended
	March 31, 2005 and 2004	16
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	17
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2005 and 2004	19
	Notes to Condensed Consolidated Financial Statements	20
	Wisconsin Power and Light Company:
	Condensed Consolidated Statements of Income for the Three Months Ended
	March 31, 2005 and 2004	22
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	23
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2005 and 2004	25
	Notes to Condensed Consolidated Financial Statements	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
Part II.	Other Information	40
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6.	Exhibits	41
	Signatures	41

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004

(dollars in millions, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$498.8	$467.9
Gas	245.3	248.9
Other	19.3	19.4
Non-regulated	75.0	73.8

	838.4	810.0

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	209.3	198.1
Cost of gas sold	179.1	184.7
Other operation and maintenance	181.2	180.4
Non-regulated operation and maintenance	85.9	60.5
Depreciation and amortization	83.8	82.6
Taxes other than income taxes	26.5	26.2

	765.8	732.5

Operating income	72.6	77.5

Interest expense and other:
Interest expense	44.8	43.4
Loss on early extinguishment of debt	16.0	5.4
Equity income from unconsolidated investments	(2.3)	(16.6)
Allowance for funds used during construction	(2.6)	(7.1)
Preferred dividend requirements of subsidiaries	4.7	4.7
Interest income and other	(7.0)	(3.3)

	53.6	26.5

Income from continuing operations before income taxes	19.0	51.0

Income taxes	7.4	14.7

Income from continuing operations	11.6	36.3

Loss from discontinued operations, net of tax	(9.2)	(2.2)

Net income	$2.4	$34.1

Average number of common shares outstanding (basic) (000s)	116,032	111,153

Average number of common shares outstanding (diluted) (000s)	116,369	111,579

Earnings per average common share (basic and diluted):
Income from continuing operations	$0.10	$0.33
Loss from discontinued operations	(0.08)	(0.02)

Net income	$0.02	$0.31

Dividends declared per common share	$0.2625	$0.25

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,455.0	$6,380.3
Gas plant in service	678.9	674.4
Other plant in service	540.9	534.1
Accumulated depreciation	(3,226.2)	(3,166.5)

Net plant	4,448.6	4,422.3
Construction work in progress	183.0	180.9
Other, less accumulated depreciation (accum. depr.) of $3.4 for both periods	66.2	69.6

Total domestic utility	4,697.8	4,672.8

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $19.1 and $17.8	279.5	266.2
International, less accum. depr. of $45.9 and $45.4	178.5	193.5
Other Non-regulated Investments, less accum. depr. of $48.3 and $47.9	167.5	84.8
Alliant Energy Corporate Services, Inc. and other,
less accum. depr. of $49.0 and $42.6	61.6	65.0

Total non-regulated and other	687.1	609.5

	5,384.9	5,282.3

Current assets:
Cash and temporary cash investments	164.9	262.6
Restricted cash	5.7	13.2
Accounts receivable:
Customer, less allowance for doubtful accounts of $4.8 and $3.9	182.2	149.4
Unbilled utility revenues	98.3	138.1
Other, less allowance for doubtful accounts of $1.5 and $2.3	70.4	68.7
Income tax refunds receivable	29.0	16.6
Production fuel, at average cost	51.1	59.5
Materials and supplies, at average cost	60.0	61.7
Gas stored underground, at average cost	20.4	64.9
Regulatory assets	64.2	61.8
Assets held for sale	55.2	60.0
Other	56.8	72.0

	858.2	1,028.5

Investments:
Investments in unconsolidated foreign entities	457.8	540.4
Nuclear decommissioning trust funds	413.7	413.2
Investment in American Transmission Company LLC and other	246.8	251.3

	1,118.3	1,204.9

Other assets:
Regulatory assets	442.3	426.1
Deferred charges and other	327.8	333.4

	770.1	759.5

Total assets	$8,131.5	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 116,196,818 and 115,741,816 shares	$1.2	$1.2
Additional paid-in capital	1,768.5	1,762.1
Retained earnings	843.9	871.9
Accumulated other comprehensive loss	(66.9)	(67.1)
Shares in deferred compensation trust - 248,962 and 246,572 shares
at an average cost of $27.29 and $27.36 per share	(6.8)	(6.7)

Total common equity	2,539.9	2,561.4

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	2,204.5	2,299.5

	4,988.2	5,104.7

Current liabilities:
Current maturities	102.8	102.3
Variable rate demand bonds	39.1	39.1
Commercial paper	36.0	83.0
Other short-term borrowings	39.8	18.9
Accounts payable	284.1	295.6
Accrued interest	42.6	45.5
Accrued taxes	100.9	103.2
Liabilities held for sale	16.0	14.8
Other	164.3	176.9

	825.6	879.3

Other long-term liabilities and deferred credits:
Deferred income taxes	774.8	775.5
Deferred investment tax credits	42.8	44.0
Regulatory liabilities	653.9	647.2
Asset retirement obligations	375.5	369.3
Pension and other benefit obligations	192.7	185.8
Environmental liabilities	48.7	37.3
Other	183.6	183.1

	2,272.0	2,242.2

Minority interest	45.7	49.0

Total capitalization and liabilities	$8,131.5	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$2.4	$34.1
Adjustments to reconcile net income to net cash flows from operating activities:
Loss from discontinued operations, net of tax	9.2	2.2
Depreciation and amortization	83.8	82.6
Other amortizations	15.3	16.6
Deferred tax expense and investment tax credits	1.7	13.1
Equity income from unconsolidated investments, net	(2.3)	(16.6)
Distributions from equity method investments	7.6	6.9
Loss on early extinguishment of debt	16.0	5.4
Non-cash valuation charges	16.3	-
Other	(2.8)	(6.2)
Other changes in assets and liabilities:
Accounts receivable	5.3	22.3
Sale of utility accounts receivable	-	(75.0)
Income tax refunds receivable	(12.4)	(23.6)
Gas stored underground	44.5	33.4
Accounts payable	19.6	(14.4)
Adjustment clause balances	(1.5)	19.6
Benefit obligations and other	11.3	2.5

Net cash flows from operating activities	214.0	102.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(90.9)	(112.1)
Non-regulated businesses	(26.2)	(15.8)
Alliant Energy Corporate Services, Inc.	(1.6)	(4.3)
Nuclear decommissioning trust funds	(3.2)	(3.6)
Other	(12.4)	(3.8)

Net cash flows used for investing activities	(134.3)	(139.6)

Cash flows used for financing activities:
Common stock dividends	(30.4)	(27.7)
Proceeds from issuance of common stock	7.9	7.7
Reductions in long-term debt	(101.4)	(20.9)
Net change in commercial paper and other short-term borrowings	(26.1)	10.2
Net change in loans with discontinued operations	(2.0)	27.1
Debt repayment premiums	(14.8)	(4.9)
Other	(10.6)	(1.6)

Net cash flows used for financing activities	(177.4)	(10.1)

Net decrease in cash and temporary cash investments	(97.7)	(46.8)

Cash and temporary cash investments at beginning of period	262.6	240.8

Cash and temporary cash investments at end of period	$164.9	$194.0

Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	$47.9	$42.4

Income taxes, net of refunds	$9.7	$19.4

Noncash investing and financing activities:
Capital lease obligations incurred	$0.9	$0.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy Corporation (Alliant Energy), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated financial position at March 31, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been restated to reflect information related only to continuing operations for all periods presented.

2.	Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):
	2005	2004
Net income	$2.4	$34.1
Unrealized holding gains (losses) on securities, net of tax	(0.8)	3.9
Less: reclassification adjustment for losses
included in net income, net of tax	(0.1)	--
Net unrealized gains (losses) on securities	(0.7)	3.9
Foreign currency translation adjustments, net of tax	1.2	1.7
Unrealized holding losses on qualifying
derivatives, net of tax	(0.3)	--
Less: reclassification adjustment for losses
included in net income, net of tax	--	(0.1)
Net unrealized gains (losses) on qualifying derivatives	(0.3)	0.1
Other comprehensive income	0.2	5.7
Comprehensive income	$2.6	$39.8

3.	Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

									Alliant
	Domestic Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l *	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended March 31, 2005
Operating revenues	$498.8	$245.3	$19.3	$763.4	$35.4	$41.5	$76.9	($1.9)	$838.4
Operating income (loss)	68.6	25.9	(1.1)	93.4	(17.2)	(3.5)	(20.7)	(0.1)	72.6
Income (loss) from continuing
operations				41.8	(20.0)	(12.1)	(32.1)	1.9	11.6
Loss from discontinued
operations, net of tax				--	--	(9.2)	(9.2)	--	(9.2)
Net income (loss)				41.8	(20.0)	(21.3)	(41.3)	1.9	2.4

Three Months Ended March 31, 2004
Operating revenues	$467.9	$248.9	$19.4	$736.2	$36.3	$38.8	$75.1	($1.3)	$810.0
Operating income (loss)	46.4	27.4	0.6	74.4	5.9	(2.4)	3.5	(0.4)	77.5
Income (loss) from continuing
operations				33.4	8.1	(2.0)	6.1	(3.2)	36.3
Loss from discontinued
operations, net of tax				--	--	(2.2)	(2.2)	--	(2.2)
Net income (loss)				33.4	8.1	(4.2)	3.9	(3.2)	34.1

* Int’l = International

4.

The provisions for income taxes for earnings from continuing operations are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated taxes, tax credits, effects of utility ratemaking and certain non-deductible expenses.

5.

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2005	2004
Weighted average common shares outstanding:
Basic EPS calculation	116,032	111,153
Effect of dilutive securities	337	426
Diluted EPS calculation	116,369	111,579

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three months ended March 31 as follows:

	2005	2004
Options to purchase shares of common stock	3,081,720	3,401,588
Weighted average exercise price of options excluded	$29.48	$29.34

The effect on net income and EPS for the three months ended March 31 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to the stock options issued under its stock-based incentive compensation plans was as follows (dollars in millions):

	2005	2004
Net income, as reported	$2.4	$34.1
Less: stock-based compensation expense, net of tax	0.1	0.5
Pro forma net income	$2.3	$33.6

EPS (basic and diluted):
As reported	$0.02	$0.31
Pro forma	$0.02	$0.30

6.

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and domestic utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus. At March 31, 2005 (or at previous dates for those businesses already disposed), the following businesses qualified as assets held for sale as defined by SFAS 144:

Business	Disposal Date	Segment
Non-regulated businesses:
Gas marketing	Third quarter of 2004	Non-regulated - Other
Energy management services	Fourth quarter of 2004	Non-regulated - Other
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility	Anticipated in 2005	Non-regulated - Other
Domestic utility business:
WPL’s water utility in Ripon, Wisconsin	Anticipated in 2005	Domestic utility - Other

The assets and liabilities of the businesses listed previously have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at March 31, 2005 and Dec. 31, 2004. The operating results of the non-regulated businesses listed previously have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of WPL’s water utility did not qualify for reporting as discontinued operations at March 31, 2005.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2005	2004
Operating revenues	$4.9	$81.0
Operating expenses	8.4	79.7
Interest expense	1.6	2.7
Valuation charges (a)	10.9	--
Interest income and other	(0.7)	0.4
Loss before income taxes	(15.3)	(1.8)
Income tax expense (benefit)	(6.1)	0.4
Loss from discontinued operations, net of tax	($9.2)	($2.2)

(a)

In the first quarter of 2005, Alliant Energy recorded pre-tax valuation charges of $6.8 million (energy services business-$5.4 million and biomass facility-$1.4 million) to reflect updated estimates of the market value, less selling costs, of assets classified as held for sale. An additional pre-tax valuation charge of $4.1 million was recorded in the first quarter of 2005 for the anticipated payment by Alliant Energy under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	March 31, 2005	Dec. 31, 2004
Assets held for sale:
Property, plant and equipment, net	$12.6	$14.4
Current assets (including cash)	19.9	18.8
Investments	1.8	1.8
Other assets	20.9	25.0
Total assets held for sale	$55.2	$60.0
Liabilities held for sale:
Current liabilities	$9.1	$9.1
Other long-term liabilities and deferred credits	6.9	5.7
Total liabilities held for sale	16.0	14.8
Net assets held for sale	$39.2	$45.2

A summary of the components of cash flows for discontinued operations for the three months ended March 31 was as follows (in millions):

	2005	2004
Net cash flows from operating activities	$2.4	$25.1
Net cash flows used for investing activities	(0.1)	(0.1)
Net cash flows from (used for) financing activities	2.0	(24.1)
Net increase in cash and temporary cash investments	4.3	0.9
Cash and temporary cash investments at beginning of period	1.9	1.5
Cash and temporary cash investments at end of period	$6.2	$2.4
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$--	$--
Income taxes, net of refunds	$0.2	($0.3)

Cash and temporary cash investments at the end of the period are included in “Assets held for sale” on Alliant Energy’s Condensed Consolidated Balance Sheets.

Alliant Energy has also announced its intention to sell the following additional domestic utility assets and non-regulated businesses in order to further narrow its strategic focus. However, these assets did not qualify as assets held for sale or discontinued operations at March 31, 2005:

•	IPL’s 70% interest in the Duane Arnold Energy Center (DAEC), a 583 megawatt (MW) nuclear generating facility near Palo, Iowa;
•	WPL’s 41% interest in the Kewaunee Nuclear Power Plant (Kewaunee), a 574 MW nuclear generating facility near Kewaunee, Wisconsin (Note 10);
•	The Illinois utility properties of IPL and South Beloit Water, Gas and Electric Company (South Beloit), a subsidiary of WPL; and
•	Resources’ oil and gas gathering pipeline systems in Texas.

7.

After making an ongoing exhaustive effort, Alliant Energy concluded that it was unable to obtain the information necessary from the counterparties for the Riverside and RockGen plant agreements to determine whether the counterparties are variable interest entities per Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL, and can sell their energy output to both WPL and IPL. For the three months ended March 31, 2005, WPL and IPL incurred costs related to the Riverside contract of $7.5 million and $0.4 million, respectively. WPL and IPL did not incur costs related to Riverside until June 2004 when the plant was placed in service. For the three months ended March 31, 2005 and 2004, WPL incurred costs related to the RockGen contract of approximately $7.1 million and $17.3 million, respectively. Alliant Energy’s maximum exposure to loss from these contracts is undeterminable due to the inability to obtain the necessary information to complete such evaluation.

8.

Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), a reconciliation of the changes in asset retirement obligations (AROs) associated with long-lived assets is as follows (in millions):

	IPL	WPL	Total
Balance at Jan. 1, 2005	$168.4	$200.9	$369.3
Accretion expense	2.6	3.6	6.2
Balance at March 31, 2005	$171.0	$204.5	$375.5

Balance at Jan. 1, 2004	$158.3	$187.4	$345.7
Accretion expense	2.5	3.3	5.8
Balance at March 31, 2004	$160.8	$190.7	$351.5

9.	The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$5.0	$4.7	$2.9	$2.8
Interest cost	11.9	11.0	4.0	3.7
Expected return on plan assets	(13.7)	(11.6)	(1.7)	(1.6)
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	0.5	0.5
Prior service cost	0.9	0.7	(0.3)	(0.2)
Actuarial loss	2.2	2.1	1.6	1.6
	$6.2	$6.8	$7.0	$6.8

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2005 will be approximately $3 million and $17 million, of which $0 and $4 million, respectively, has been contributed through March 31, 2005.

10.

In April 2005, the Public Service Commission of Wisconsin (PSCW) issued a final order approving the sale of Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion), subject to certain conditions. Certain regulatory approvals are still pending from the Federal Energy Regulatory Commission. The sale of Kewaunee will also not be completed until after the successful conclusion of its current outage, with the final terms of the sale reflecting the impacts of this unplanned outage.

WPL anticipates it will receive approximately $90 million in cash, subject to various closing adjustments, and retain ownership of the trust assets contained in one of the two decommissioning funds it established to cover the eventual decommissioning of Kewaunee. The fund that WPL will retain had an after-tax value of $71 million as of March 31, 2005. Dominion will assume responsibility for the eventual decommissioning of Kewaunee and will receive WPL’s qualified decommissioning trust assets, which had an after-tax value of $171 million as of March 31, 2005. WPL has received approval from the PSCW to defer any gain or loss and related costs of the sale. Because any gain or loss realized and the retained decommissioning fund will likely be returned to or recovered from customers in future rate filings, WPL does not expect this transaction will have a significant impact on its operating results. As of March 31, 2005, WPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$171	AROs	$204
Property, plant and equipment, net *	86	Regulatory liabilities	(6)
Other	22		$198
	$279
* Includes nuclear fuel, net of amortization

11.

The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 were as follows (in millions):

	2005	2004
Interest income:
From loans to discontinued operations	($1.6)	($2.8)
Other	(2.5)	(1.9)
Minority interest of subsidiaries’ net earnings	(3.4)	1.9
Currency transaction (gains) losses, net	0.4	(1.4)
Other	0.1	0.9
	($7.0)	($3.3)

12.

Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its domestic utility business. As of March 31, 2005, minimum future commitments related to its domestic utility business for 2005 and beyond for purchased power (excluding operating leases), coal and natural gas were $129 million, $310 million and $335 million, respectively.

In addition to the purchased power contracts noted previously, Alliant Energy has agreements related to the Riverside and RockGen plants that meet the criteria as operating leases given that over their contract terms, Alliant Energy has exclusive rights to all or a substantial portion of the output from these facilities. At March 31, 2005, Alliant Energy’s future minimum operating lease payments were $450 million and $64 million related to the Riverside and RockGen plant agreements, respectively.

13.

IPL and WPL have current or previous ownership interests in manufactured gas plant (MGP) sites previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. Additional contamination was recently discovered at one of IPL’s MGP sites, resulting in the recording of $14 million of additional environmental liabilities in the first quarter of 2005. Based on current ratemaking treatment, IPL believes these additional costs will be recovered from ratepayers in the future and therefore has recorded the $14 million increase in estimated costs to regulatory assets. Management currently estimates the range of remaining costs to be incurred for these MGP sites to be $49 million ($44 million for IPL and $5 million for WPL) to $75 million ($68 million for IPL and $7 million for WPL) and has recorded a liability of $53 million ($48 million for IPL and $5 million for WPL) at March 31, 2005.

14.

Resources’ investment in Mexico at Dec. 31, 2004 consisted of a secured loan receivable (including accrued interest income) of $82 million from a Mexican development company, Laguna del Mar Utility Co., S.A. de C.V. (LDMU), to build the utility infrastructure of a master planned resort community. Alliant Energy was concerned with LDMU’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. As a result, Resources evaluated its alternatives and concluded that a negotiated transfer of ownership and control of the project to Resources was the best course of action in order for Resources to maximize the ultimate recovery of its loan and related interest income. In February 2005, Resources completed the transfer of the project by acquiring a 97% interest in LDMU for an immaterial cash expenditure. Effective with the transfer of ownership, the loan remains outstanding as an intercompany loan, thus Alliant Energy removed the loan receivable from “Investments in unconsolidated foreign entities” on its March 31, 2005 Condensed Consolidated Balance Sheet and recorded $83 million of property, plant and equipment in “Non-regulated and Other - Other Non-Regulated Investments” related to the real estate, golf course and utility assets owned by LDMU. Various other assets and liabilities of LDMU have also been recorded on Alliant Energy’s March 31, 2005 Condensed Consolidated Balance Sheet. Alliant Energy has not finalized the allocation to the various assets and liabilities acquired. As this entity is in the development stage, the results of operations are not currently material to Alliant Energy.

15.

In accordance with SFAS 144, Alliant Energy recorded non-cash valuation adjustments of $15 million in “Non-regulated operation and maintenance” in Alliant Energy’s Condensed Consolidated Statement of Income during the first quarter of 2005 related to several of Alliant Energy’s China generating facilities included in its International segment.  The impairments were the result of continued downward pressure on the profitability of these generating facilities largely due to increased coal and transportation costs, as well as the increased likelihood that Alliant Energy will divest its China generating facilities before the end of their useful lives.  Alliant Energy estimated the fair value of these generating facilities by using valuation techniques based on estimated future cash flows of these generating facilities and cash flow multiples of peer group companies using available market information.

16.

Loss on early extinguishment of debt in the first quarter of 2005 and 2004 includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $100 million and $20 million, respectively, of senior notes at Resources.

17.

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on various debt securities issued by Resources’ parent company and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2005	(in millions)
Operating revenues:
Domestic utility:
Electric	$-	$-	$498.8	$-	$498.8
Gas	-	-	245.3	-	245.3
Other	-	-	19.3	-	19.3
Non-regulated	-	76.9	71.1	(73.0)	75.0

	-	76.9	834.5	(73.0)	838.4

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	209.3	-	209.3
Cost of gas sold	-	-	179.1	-	179.1
Other operation and maintenance	-	-	181.2	-	181.2
Non-regulated operation and maintenance	0.1	87.7	63.5	(65.4)	85.9
Depreciation and amortization	-	8.1	81.0	(5.3)	83.8
Taxes other than income taxes	-	1.8	26.6	(1.9)	26.5

	0.1	97.6	740.7	(72.6)	765.8

Operating income (loss)	(0.1)	(20.7)	93.8	(0.4)	72.6

Interest expense and other:
Interest expense	0.1	18.7	27.2	(1.2)	44.8
Loss on early extinguishment of debt	-	16.0	-	-	16.0
Equity (income) loss from unconsolidated investments	-	3.7	(6.0)	-	(2.3)
Allowance for funds used during construction	-	-	(2.6)	-	(2.6)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(1.2)	(6.1)	(0.8)	1.1	(7.0)

	(1.1)	32.3	22.5	(0.1)	53.6

Income (loss) from continuing operations before income taxes	1.0	(53.0)	71.3	(0.3)	19.0

Income tax expense (benefit)	(1.4)	(20.9)	29.5	0.2	7.4

Income (loss) from continuing operations	2.4	(32.1)	41.8	(0.5)	11.6

Loss from discontinued operations, net of tax	-	(9.2)	-	-	(9.2)

Net income (loss)	$2.4	($41.3)	$41.8	($0.5)	$2.4

Three Months Ended March 31, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$467.9	$-	$467.9
Gas	-	-	248.9	-	248.9
Other	-	-	19.4	-	19.4
Non-regulated	-	75.1	81.6	(82.9)	73.8

	-	75.1	817.8	(82.9)	810.0

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	198.1	-	198.1
Cost of gas sold	-	-	184.7	-	184.7
Other operation and maintenance	-	-	180.4	-	180.4
Non-regulated operation and maintenance	0.3	61.4	74.5	(75.7)	60.5
Depreciation and amortization	-	8.2	78.7	(4.3)	82.6
Taxes other than income taxes	-	2.0	26.1	(1.9)	26.2

	0.3	71.6	742.5	(81.9)	732.5

Operating income (loss)	(0.3)	3.5	75.3	(1.0)	77.5

Interest expense and other:
Interest expense	0.2	19.4	24.7	(0.9)	43.4
Loss on early extinguishment of debt	-	5.4	-	-	5.4
Equity income from unconsolidated investments	-	(11.9)	(4.7)	-	(16.6)
Allowance for funds used during construction	-	-	(7.2)	0.1	(7.1)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(37.4)	(2.7)	(0.5)	37.3	(3.3)

	(37.2)	10.2	17.0	36.5	26.5

Income (loss) from continuing operations before income taxes	36.9	(6.7)	58.3	(37.5)	51.0

Income tax expense (benefit)	2.8	(12.8)	24.9	(0.2)	14.7

Income from continuing operations	34.1	6.1	33.4	(37.3)	36.3

Loss from discontinued operations, net of tax	-	(2.2)	-	-	(2.2)

Net income	$34.1	$3.9	$33.4	($37.3)	$34.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2005 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS			(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,455.0	$-	$6,455.0
Other plant in service	-	-	1,219.8	-	1,219.8
Accumulated depreciation	-	-	(3,226.2)	-	(3,226.2)
Other, net	-	-	249.2	-	249.2

Total domestic utility	-	-	4,697.8	-	4,697.8

Non-regulated and other	-	625.8	61.4	(0.1)	687.1

	-	625.8	4,759.2	(0.1)	5,384.9

Current assets:
Cash and temporary cash investments	15.6	85.9	63.4	-	164.9
Restricted cash	-	2.7	3.0	-	5.7
Income tax refunds receivable	12.2	39.4	0.8	(23.4)	29.0
Gas stored underground, at average cost	-	-	20.4	-	20.4
Assets held for sale	-	50.3	4.9	-	55.2
Other	112.3	97.0	544.6	(170.9)	583.0

	140.1	275.3	637.1	(194.3)	858.2

Investments:
Consolidated subsidiaries	2,394.8	-	-	(2,394.8)	-
Other	13.4	509.2	595.7	-	1,118.3

	2,408.2	509.2	595.7	(2,394.8)	1,118.3

Other assets	4.6	97.2	717.3	(49.0)	770.1

Total assets	$2,552.9	$1,507.5	$6,709.3	($2,638.2)	$8,131.5

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,769.7	$250.8	$1,375.1	($1,625.9)	$1,769.7
Retained earnings	843.9	2.8	833.1	(835.9)	843.9
Accumulated other comprehensive loss	(66.9)	(46.1)	(20.8)	66.9	(66.9)
Shares in deferred compensation trust	(6.8)	-	-	-	(6.8)

Total common equity	2,539.9	207.5	2,187.4	(2,394.9)	2,539.9

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	804.8	1,399.7	-	2,204.5

	2,539.9	1,012.3	3,830.9	(2,394.9)	4,988.2

Current liabilities:
Commercial paper	-	-	36.0	-	36.0
Other short-term borrowings	-	11.8	28.0	-	39.8
Liabilities held for sale	-	16.0	-	-	16.0
Other	12.2	260.7	655.2	(194.3)	733.8

	12.2	288.5	719.2	(194.3)	825.6

Other long-term liabilities and deferred credits:
Environmental liabilities	-	0.8	47.9	-	48.7
Other	0.8	160.2	2,111.3	(49.0)	2,223.3

	0.8	161.0	2,159.2	(49.0)	2,272.0

Minority interest	-	45.7	-	-	45.7

Total capitalization and liabilities	$2,552.9	$1,507.5	$6,709.3	($2,638.2)	$8,131.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2004 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS			(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,380.3	$-	$6,380.3
Other plant in service	-	-	1,208.5	-	1,208.5
Accumulated depreciation	-	-	(3,166.5)	-	(3,166.5)
Other, net	-	-	250.5	-	250.5

Total domestic utility	-	-	4,672.8	-	4,672.8

Non-regulated and other	-	544.5	65.1	(0.1)	609.5

	-	544.5	4,737.9	(0.1)	5,282.3

Current assets:
Cash and temporary cash investments	101.1	127.1	34.4	-	262.6
Restricted cash	-	8.4	4.8	-	13.2
Income tax refunds receivable	0.5	20.5	2.9	(7.3)	16.6
Gas stored underground, at average cost	-	-	64.9	-	64.9
Assets held for sale	-	55.1	4.9	-	60.0
Other	0.7	93.7	565.9	(49.1)	611.2

	102.3	304.8	677.8	(56.4)	1,028.5

Investments:
Consolidated subsidiaries	2,443.3	-	-	(2,443.3)	-
Other	13.2	595.1	596.6	-	1,204.9

	2,456.5	595.1	596.6	(2,443.3)	1,204.9

Other assets	7.2	86.7	715.8	(50.2)	759.5

Total assets	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,763.3	$250.4	$1,374.9	($1,625.3)	$1,763.3
Retained earnings	871.9	44.1	841.0	(885.1)	871.9
Accumulated other comprehensive loss	(67.1)	(46.2)	(20.9)	67.1	(67.1)
Shares in deferred compensation trust	(6.7)	-	-	-	(6.7)

Total common equity	2,561.4	248.3	2,195.0	(2,443.3)	2,561.4

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	899.9	1,399.6	-	2,299.5

	2,561.4	1,148.2	3,838.4	(2,443.3)	5,104.7

Current liabilities:
Commercial paper	-	-	83.0	-	83.0
Other short-term borrowings	-	18.9	-	-	18.9
Liabilities held for sale	-	14.8	-	-	14.8
Other	3.5	139.7	675.9	(56.5)	762.6

	3.5	173.4	758.9	(56.5)	879.3

Other long-term liabilities and deferred credits:
Environmental liabilities	-	0.8	36.5	-	37.3
Other	1.1	159.7	2,094.3	(50.2)	2,204.9

	1.1	160.5	2,130.8	(50.2)	2,242.2

Minority interest	-	49.0	-	-	49.0

Total capitalization and liabilities	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2005			(in millions)

Net cash flows from (used for) operating activities	($1.1)	($1.8)	$222.1	($5.2)	$214.0

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(90.9)	-	(90.9)
Non-regulated businesses	-	(26.2)	-	-	(26.2)
Alliant Energy Corporate Services, Inc.	-	-	(1.6)	-	(1.6)
Other	49.1	0.5	(16.6)	(48.6)	(15.6)

Net cash flows from (used for) investing activities	49.1	(25.7)	(109.1)	(48.6)	(134.3)

Cash flows used for financing activities:
Common stock dividends	(30.4)	-	(49.7)	49.7	(30.4)
Reductions in long-term debt	-	(101.4)	-	-	(101.4)
Net change in commercial paper and other short-term borrowings	(111.1)	104.1	(19.1)	-	(26.1)
Net change in loans with discontinued operations	-	(2.0)	-	-	(2.0)
Other	8.0	(14.4)	(15.2)	4.1	(17.5)

Net cash flows used for financing activities	(133.5)	(13.7)	(84.0)	53.8	(177.4)

Net increase (decrease) in cash and temporary cash investments	(85.5)	(41.2)	29.0	-	(97.7)

Cash and temporary cash investments at beginning of period	101.1	127.1	34.4	-	262.6

Cash and temporary cash investments at end of period	$15.6	$85.9	$63.4	$-	$164.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$20.4	$27.4	$-	$47.9

Income taxes, net of refunds	$0.2	($5.2)	$14.7	$-	$9.7

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$0.9	$-	$0.9

Three Months Ended March 31, 2004

Net cash flows from (used for) operating activities	$22.1	($28.7)	$151.5	($42.0)	$102.9

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(112.1)	-	(112.1)
Non-regulated businesses	-	(15.8)	-	-	(15.8)
Alliant Energy Corporate Services, Inc.	-	-	(4.3)	-	(4.3)
Other	9.4	1.0	(8.6)	(9.2)	(7.4)

Net cash flows from (used for) investing activities	9.4	(14.8)	(125.0)	(9.2)	(139.6)

Cash flows used for financing activities:
Common stock dividends	(27.7)	-	(46.7)	46.7	(27.7)
Reductions in long-term debt	-	(20.9)	-	-	(20.9)
Net change in commercial paper and other short-term borrowings	(12.7)	(5.0)	27.9	-	10.2
Net change in loans with discontinued operations	-	27.1	-	-	27.1
Other	7.6	(5.0)	(5.9)	4.5	1.2

Net cash flows used for financing activities	(32.8)	(3.8)	(24.7)	51.2	(10.1)

Net increase (decrease) in cash and temporary cash investments	(1.3)	(47.3)	1.8	-	(46.8)

Cash and temporary cash investments at beginning of period	35.8	142.9	62.1	-	240.8

Cash and temporary cash investments at end of period	$34.5	$95.6	$63.9	$-	$194.0

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$17.9	$24.3	$-	$42.4

Income taxes, net of refunds	$1.3	$25.9	($7.8)	$-	$19.4

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$0.1	$-	$0.1

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004

	(in millions)
Operating revenues:
Electric utility	$269.8	$242.3
Gas utility	135.4	137.7
Steam and other	17.1	16.8

	422.3	396.8

Operating expenses:
Electric production fuel and purchased power	87.1	85.8
Cost of gas sold	104.5	107.3
Other operation and maintenance	113.7	105.9
Depreciation and amortization	48.6	47.3
Taxes other than income taxes	15.5	15.0

	369.4	361.3

Operating income	52.9	35.5

Interest expense and other:
Interest expense	17.5	15.3
Allowance for funds used during construction	(1.8)	(6.2)
Interest income and other	(0.4)	(0.4)

	15.3	8.7

Income before income taxes	37.6	26.8

Income taxes	15.1	11.0

Net income	22.5	15.8

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$18.6	$11.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,283.1	$4,251.8
Gas plant in service	359.4	358.0
Steam plant in service	60.2	60.2
Other plant in service	217.6	215.7
Accumulated depreciation	(2,006.4)	(1,969.9)

Net plant	2,913.9	2,915.8
Construction work in progress	123.2	105.1
Other, less accumulated depreciation of $3.1 for both periods	48.5	50.9

	3,085.6	3,071.8

Current assets:
Cash and temporary cash investments	21.8	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $2.1 and $1.6	90.9	95.3
Associated companies	1.2	1.8
Other, less allowance for doubtful accounts of $1.4 and $1.0	28.6	25.4
Production fuel, at average cost	29.5	26.5
Materials and supplies, at average cost	29.1	30.5
Gas stored underground, at average cost	5.7	34.6
Regulatory assets	39.3	40.7
Other	6.3	12.7

	252.4	267.6

Investments:
Nuclear decommissioning trust funds	171.1	170.0
Other	14.9	14.9

	186.0	184.9

Other assets:
Regulatory assets	312.0	297.5
Deferred charges and other	46.7	47.3

	358.7	344.8

Total assets	$3,882.7	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.4	746.3
Retained earnings	371.9	380.7
Accumulated other comprehensive loss	(18.1)	(18.1)

Total common equity	1,133.6	1,142.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	960.4	960.4

	2,277.8	2,286.5

Current liabilities:
Current maturities	2.7	2.7
Commercial paper	29.0	36.0
Notes payable	20.0	-
Accounts payable	104.4	125.5
Accounts payable to associated companies	22.9	21.0
Accrued interest	17.1	16.8
Accrued taxes	69.5	68.1
Other	58.0	57.5

	323.6	327.6

Other long-term liabilities and deferred credits:
Deferred income taxes	437.5	433.0
Deferred investment tax credits	23.3	24.1
Regulatory liabilities	437.1	432.1
Asset retirement obligations	171.0	168.4
Pension and other benefit obligations	79.5	77.4
Environmental liabilities	42.1	30.8
Other	90.8	89.2

	1,281.3	1,255.0

Total capitalization and liabilities	$3,882.7	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$22.5	$15.8
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	48.6	47.3
Other amortizations	5.2	5.6
Deferred tax expense and investment tax credits	1.1	8.6
Other	(2.6)	(3.6)
Other changes in assets and liabilities:
Accounts receivable	1.8	21.1
Sale of accounts receivable	-	(25.0)
Income tax refunds receivable	1.8	19.2
Gas stored underground	28.9	18.7
Accrued taxes	1.4	(13.2)
Adjustment clause balances	(1.7)	20.6
Benefit obligations and other	14.3	(5.8)

Net cash flows from operating activities	121.3	109.3

Cash flows used for investing activities:
Utility construction expenditures	(54.3)	(76.4)
Nuclear decommissioning trust funds	(3.2)	(2.9)
Other	(15.5)	(14.2)

Net cash flows used for investing activities	(73.0)	(93.5)

Cash flows used for financing activities:
Common stock dividends	(27.4)	(24.5)
Preferred stock dividends	(3.9)	(3.9)
Net change in commercial paper and notes payable	13.0	15.0
Principal payments under capital lease obligations	(3.5)	(2.5)
Other	(4.8)	10.1

Net cash flows used for financing activities	(26.6)	(5.8)

Net increase in cash and temporary cash investments	21.7	10.0

Cash and temporary cash investments at beginning of period	0.1	2.1

Cash and temporary cash investments at end of period	$21.8	$12.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$17.5	$17.3

Income taxes, net of refunds	$0.4	($13.4)

Noncash investing and financing activities:
Capital lease obligations incurred	$0.9	$0.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to IPL. The notes that follow herein are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated financial position at March 31, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been made. Because of the seasonal nature of IPL’s operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005.

2.	For the three months ended March 31, 2005 and 2004, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.
		Electric	Gas	Other	Total
		(in millions)
	Three Months Ended March 31, 2005
	Operating revenues	$269.8	$135.4	$17.1	$422.3
	Operating income	46.2	5.8	0.9	52.9
	Earnings available for common stock				18.6

	Three Months Ended March 31, 2004
	Operating revenues	$242.3	$137.7	$16.8	$396.8
	Operating income	23.5	9.6	2.4	35.5
	Earnings available for common stock				11.9

9.	The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1.6	$1.5	$0.9	$0.9
Interest cost	3.5	3.2	2.0	2.0
Expected return on plan assets	(4.0)	(3.4)	(1.3)	(1.2)
Amortization of:
Transition obligation (asset)	(0.1)	--	0.2	0.2
Prior service cost	0.3	0.3	(0.2)	(0.1)
Actuarial loss	0.5	0.5	0.8	1.0
	$1.8	$2.1	$2.4	$2.8

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans were $0.3 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. In addition, Corporate Services provides services to IPL. The allocated pension benefits costs associated with these services were $0.8 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively. The other postretirement benefits costs shown previously represent the other postretirement benefits costs for all IPL employees. The allocated other postretirement benefits costs associated with Corporate Services for IPL were $0.8 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

IPL estimates that funding for the bargaining unit qualified pension and other postretirement benefits plans for 2005 will be approximately $1 million and $13 million, of which $0 and $3 million, respectively, has been contributed through March 31, 2005.

12.

As of March 31, 2005, IPL’s minimum commitments for 2005 and beyond for purchased power, coal and natural gas were $5 million, $88 million and $139 million, respectively. In addition, for 2005 and beyond, system-wide purchased power contracts of $98 million and coal contracts of $159 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004

	(in millions)
Operating revenues:
Electric utility	$229.0	$225.6
Gas utility	109.9	111.2
Other	2.2	2.6

	341.1	339.4

Operating expenses:
Electric production fuel and purchased power	122.2	112.3
Cost of gas sold	74.6	77.4
Other operation and maintenance	67.5	74.5
Depreciation and amortization	27.1	27.1
Taxes other than income taxes	9.2	9.2

	300.6	300.5

Operating income	40.5	38.9

Interest expense and other:
Interest expense	8.8	8.4
Equity income from unconsolidated investments	(5.9)	(4.6)
Allowance for funds used during construction	(0.8)	(0.9)

	2.1	2.9

Income before income taxes	38.4	36.0

Income taxes	14.5	13.7

Net income	23.9	22.3

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$23.1	$21.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,171.9	$2,128.5
Gas plant in service	319.5	316.4
Other plant in service	263.1	258.2
Accumulated depreciation	(1,219.8)	(1,196.6)

Net plant	1,534.7	1,506.5
Construction work in progress	59.8	75.8
Other, less accumulated depreciation of $0.3 for both periods	17.7	18.7

	1,612.2	1,601.0

Current assets:
Cash and temporary cash investments	12.4	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.6 and $1.1	129.2	139.7
Other, less allowance for doubtful accounts of $0.1 and $--	25.8	30.5
Production fuel, at average cost	13.9	16.0
Materials and supplies, at average cost	24.1	24.2
Gas stored underground, at average cost	14.7	30.3
Regulatory assets	24.9	21.1
Prepaid gross receipts tax	25.8	33.0
Assets held for sale	4.9	4.9
Other	14.7	18.5

	290.4	318.3

Investments:
Nuclear decommissioning trust funds	242.6	243.2
Investment in American Transmission Company LLC and other	163.7	165.1

	406.3	408.3

Other assets:
Regulatory assets	130.3	128.6
Deferred charges and other	188.4	199.9

	318.7	328.5

Total assets	$2,627.6	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.7	525.7
Retained earnings	462.6	461.7
Accumulated other comprehensive loss	(2.7)	(2.7)

Total common equity	1,051.8	1,050.9

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	364.2	364.2

	1,476.0	1,475.1

Current liabilities:
Current maturities	88.0	88.0
Variable rate demand bonds	39.1	39.1
Commercial paper	7.0	47.0
Notes payable	8.0	-
Accounts payable	78.0	91.0
Accounts payable to associated companies	28.3	20.3
Accrued taxes	13.8	9.5
Regulatory liabilities	16.5	23.8
Other	38.3	30.0

	317.0	348.7

Other long-term liabilities and deferred credits:
Deferred income taxes	229.3	232.6
Deferred investment tax credits	19.5	19.9
Regulatory liabilities	216.8	215.1
Asset retirement obligations	204.5	200.9
Pension and other benefit obligations	88.0	85.7
Other	76.5	78.1

	834.6	832.3

Total capitalization and liabilities	$2,627.6	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$23.9	$22.3
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	27.1	27.1
Other amortizations	9.5	10.4
Deferred tax expense (benefit) and investment tax credits	(2.9)	0.3
Equity income from unconsolidated investments	(5.9)	(4.6)
Distributions from equity method investments	7.6	6.7
Other	-	(0.6)
Other changes in assets and liabilities:
Accounts receivable	15.2	6.2
Sale of accounts receivable	-	(50.0)
Gas stored underground	15.6	14.7
Prepaid gross receipts tax	7.2	7.1
Accounts payable	7.8	(0.4)
Accrued taxes	4.3	8.5
Benefit obligations and other	(0.3)	1.9

Net cash flows from operating activities	109.1	49.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(36.6)	(35.7)
Other	(3.0)	2.7

Net cash flows used for investing activities	(39.6)	(33.0)

Cash flows used for financing activities:
Common stock dividends	(22.2)	(22.2)
Preferred stock dividends	(0.8)	(0.8)
Net change in commercial paper and notes payable	(32.0)	-
Other	(2.2)	(5.7)

Net cash flows used for financing activities	(57.2)	(28.7)

Net increase (decrease) in cash and temporary cash investments	12.3	(12.1)

Cash and temporary cash investments at beginning of period	0.1	27.1

Cash and temporary cash investments at end of period	$12.4	$15.0

Supplemental cash flows information:
Cash paid during the period for:
Interest	$10.8	$7.8

Income taxes, net of refunds	$12.6	$8.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to WPL. The notes that follow herein are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

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

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004, the condensed consolidated financial position at March 31, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been made. Because of the seasonal nature of WPL’s operations, results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005.

2.	For the three months ended March 31, 2005 and 2004, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

3.	Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.
		Electric	Gas	Other	Total
		(in millions)
	Three Months Ended March 31, 2005
	Operating revenues	$229.0	$109.9	$2.2	$341.1
	Operating income (loss)	22.4	20.1	(2.0)	40.5
	Earnings available for common stock				23.1

	Three Months Ended March 31, 2004
	Operating revenues	$225.6	$111.2	$2.6	$339.4
	Operating income (loss)	22.9	17.8	(1.8)	38.9
	Earnings available for common stock				21.5

9.	The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$1.3	$1.2	$1.1	$1.1
Interest cost	3.1	2.7	1.5	1.4
Expected return on plan assets	(4.2)	(3.8)	(0.4)	(0.4)
Amortization of:
Transition obligation	--	--	0.3	0.3
Prior service cost	0.2	0.1	--	--
Actuarial loss	0.8	0.8	0.6	0.4
	$1.2	$1.0	$3.1	$2.8

The pension benefits costs shown in the previous table represent only the pension benefits costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans were $0.1 million for both the three months ended March 31, 2005 and 2004. In addition, Corporate Services provides services to WPL. The allocated pension benefits costs associated with these services were $0.5 million for both the three months ended March 31, 2005 and 2004. The other postretirement benefits costs shown previously represent the other postretirement benefits costs for all WPL employees. The allocated other postretirement benefits costs associated with Corporate Services for WPL were $0.5 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

WPL estimates that funding for the bargaining unit qualified pension plan and other postretirement benefits plans for 2005 will be $0 and approximately $4 million, respectively, of which $1 million has been contributed to the postretirement benefit plans as of March 31, 2005.

12.

As of March 31, 2005, WPL’s minimum commitments for 2005 and beyond for purchased power (excluding operating leases), coal and natural gas were $26 million, $63 million and $196 million, respectively. In addition, for 2005 and beyond, system-wide purchased power contracts of $98 million and coal contracts of $159 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on results of operations; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of potential energy-related legislation in Congress and recently enacted federal tax legislation, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of purchased electricity and price thereof, including the ability to recover purchased power and fuel costs through domestic and international rates; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; issues related to electric transmission, including recovery of costs incurred, operating in the new Midwest Independent System Operator (MISO) energy market and federal legislation and regulation affecting such transmission; impact of weather hedges on Alliant Energy’s domestic utility earnings; risks related to the operations of Alliant Energy’s Kewaunee and DAEC nuclear facilities and issues relating to the anticipated sale of Alliant Energy’s interests in those facilities; Alliant Energy’s ability to enforce favorable arbitration awards in Brazil and/or reach favorable settlements with respect to such disputes; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; the results from Alliant Energy’s International investments; stable foreign exchange rates; no material permanent declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; Alliant Energy’s ability to complete its proposed divestitures of various businesses and investments in a timely fashion and for anticipated proceeds; Alliant Energy’s ability to achieve its EPS growth, dividend payout ratio and total shareowner return goals; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation rates; and factors listed in “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy operates as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935 (PUHCA). The first tier subsidiaries of Alliant Energy include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa, Minnesota and Illinois. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin and Illinois. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: International (foreign energy generation and delivery systems in Brazil, China and New Zealand); Non-regulated Generation (domestic generation projects); and Other Non-regulated Investments (includes investments in environmental engineering and site remediation, transportation, a resort development in Mexico (Laguna del Mar), synthetic fuel and energy technologies investments, as well as the oil and gas pipeline gathering systems that Alliant Energy has decided to divest). Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA.

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the first quarter were as follows (dollars in millions):

	2005		2004
Continuing operations:	Net Income	EPS	Net Income	EPS
Domestic utility	$41.8	$0.36	$33.4	$0.30
Non-regulated (Resources)	(32.1)	(0.28)	6.1	0.06
Alliant Energy parent and other (primarily taxes, interest
and administrative and general)	1.9	0.02	(3.2)	(0.03)
Income from continuing operations	11.6	0.10	36.3	0.33
Loss from discontinued operations	(9.2)	(0.08)	(2.2)	(0.02)
Net income	$2.4	$0.02	$34.1	$0.31

The earnings from Alliant Energy’s core domestic utility business were up $0.06 per share in the first quarter of 2005 compared to the same period in 2004. However, the first quarter earnings from continuing operations for Alliant Energy were lower in 2005 compared to the same period in 2004 largely due to significantly lower results from Alliant Energy’s International business, including the recording of a non-cash valuation charge of $0.10 per share related to several of its generating facilities located in China. An increase of $0.06 per share in the first quarter of 2005 compared to the same period in 2004 for charges related to debt reductions also contributed to the lower earnings as Resources retired an additional $100 million of long-term debt in the first quarter of 2005. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during the first quarter of 2005 and 2004.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview information is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Domestic Utility Generation Plan - Construction of the 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility near Sheboygan Falls, Wisconsin is over 90% complete and is expected to go on-line in June 2005. This project has been awaiting final lease approval from the PSCW under the Wisconsin leased generation law. When the lease terms are finally approved, Resources’ Non-regulated Generation business would own the Sheboygan Falls Energy Facility and lease it to WPL for an initial period of 20 years, with an option for two lease renewal periods thereafter. WPL will be responsible for the operation of the plant and will have exclusive rights to its output. The PSCW issued its oral decision approving the proposed lease, with some modifications, on May 5, 2005. Alliant Energy expects the PSCW to issue its final written order later in May 2005 and will review the final decision once it is issued.

Asset Divestitures - In April 2005, Alliant Energy successfully completed the sale of Cogenex Corporation (Cogenex), its energy services business, and received net cash proceeds of approximately $35 million, which will be available to Resources for further debt reduction. Alliant Energy’s effort to sell IPL’s interest in DAEC is progressing as planned, with bids due in June 2005. A bid winner for DAEC is expected to be selected and announced in the third quarter of 2005. Alliant Energy is in the final stages of selecting a buyer for its Illinois electric and gas utility properties. A signed purchase agreement is expected in June 2005 with regulatory approval expected to take up to 11 months after the purchase agreement is signed. WPL has signed a non-binding letter of intent with an interested party related to the sale of the water utility in South Beloit, Illinois that provides for exclusive negotiations over terms and conditions of a potential purchase agreement. Refer to Notes 6 and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the assets Alliant Energy is in the process of divesting.

Alliant Energy also continues to evaluate and consider the full range of options available to it regarding the future of its remaining non-regulated businesses, and has recently retained advisors to assist it in evaluating the strategic alternatives related to its investments in Brazil, China and Mexico.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Water (W); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	TBD	TBD	7/05	TBD
2004 retail (F-R)	E	2/04	16	$16	3/04	$10	10/04	N/A	N/A
2004 retail (F-R)	E	12/04	9	--	N/A	--	N/A	N/A	N/A	(2)
2005 retail (F-R)	E	3/05	26	26	4/05	TBD	TBD	6/05	N/A
South Beloit									G-9.87%/
retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	W-9.64%
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	8/05	N/A
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	TBD	TBD	4/06	TBD
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	In April 2005, the PSCW issued the final written order denying WPL’s request for a rate increase in this proceeding. WPL will consider its alternatives upon a thorough review of such written order.

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

In April 2005, WPL received approval from the PSCW to defer incremental fuel-related costs associated with the extension of the unplanned outage at Kewaunee beginning April 15, 2005. Incremental fuel costs from April 15, 2005 through the anticipated end of the outage in late May 2005 are expected to be approximately $13 million. Deferral of incremental operation and maintenance costs related to the unplanned outage has also been approved by the PSCW.

On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marks a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. The Iowa Utilities Board has approved a temporary waiver, effective until May 31, 2006, allowing the costs and credits incurred by IPL to participate in this market to be included in IPL’s automatic fuel adjustment clause. The PSCW has approved the deferral of costs incurred by WPL to participate in this market, which will be effective until WPL files its next base rate case with the PSCW. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

In May 2005, a new law impacting ratemaking was signed by the Governor in Wisconsin. The new law allows a public utility that proposes to purchase or construct an electric generating facility to apply to the PSCW for an order that specifies in advance the ratemaking principles that the PSCW will apply to the electric generating facility costs in future ratemaking proceedings. These changes are designed to give Wisconsin utilities more regulatory certainty, including providing utilities with a fixed rate of return on these investments, when financing electric generation projects. The statute requires the PSCW to now establish rules to administer the requirements of the new law.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2005 and 2004 earnings and the various components of Alliant Energy’s business.

Domestic Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$188.0	$177.3	6%	1,999	2,010	(1%)
Commercial	104.1	95.5	9%	1,429	1,360	5%
Industrial	140.4	133.7	5%	3,059	2,989	2%
Total from retail customers	432.5	406.5	6%	6,487	6,359	2%
Sales for resale	52.1	49.5	5%	1,243	1,267	(2%)
Other	14.2	11.9	19%	43	48	(10%)
Total revenues/sales	498.8	467.9	7%	7,773	7,674	1%
Electric production fuel and
purchased power expense	209.3	198.1	6%
Margins	$289.5	$269.8	7%

Electric margins increased $20 million, or 7%, primarily due to the impact of various rate increases implemented in 2005 and 2004 and an approximate 2% increase in weather-normalized sales. The higher sales included an increase of 2% in industrial sales, reflecting improving economic conditions in Alliant Energy’s domestic utility service territory. These items were partially offset by the impact of higher than anticipated fuel and purchased power costs at WPL largely due to an unplanned outage at Kewaunee and $5 million of capacity costs incurred in the first quarter of 2005 related to the Riverside tolling agreement that began in June 2004. Kewaunee was removed from service in February 2005 and is now expected to return to service in late May 2005. Refer to “Rates and Regulatory Matters” for further discussion of the recovery of costs related to the Kewaunee outage.

Alliant Energy estimates that slightly milder than normal weather conditions had a negative impact of approximately $3 million on its electric margin in the first quarter of 2005 compared to normal weather. Weather did not have a significant impact on Alliant Energy’s electric margin in the first quarter of 2004.

Domestic Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$145.7	$145.4	--	14,294	14,897	(4%)
Commercial	77.0	77.3	--	8,589	8,914	(4%)
Industrial	11.1	11.5	(3%)	1,350	1,527	(12%)
Transportation/other	11.5	14.7	(22%)	15,594	13,783	13%
Total revenues/sales	245.3	248.9	(1%)	39,827	39,121	2%
Cost of gas sold	179.1	184.7	(3%)
Margins	$66.2	$64.2	3%

	Actual - March 31,
Heating degree days*:	2005	2004	Normal
Cedar Rapids (IPL)	3,244	3,398	3,479
Madison (WPL)	3,389	3,524	3,660

* Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Gas margins increased $2.0 million, or 3%, primarily due to higher energy conservation revenues at IPL of $2.1 million and the impact of continued customer growth, partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004. Alliant Energy estimates that weather conditions had a negative impact of approximately $3 million on its gas margin in the first quarter of 2005 compared to normal weather. Weather did not have a significant impact on Alliant Energy’s gas margin in the first quarter of 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses. Transportation/other sales increased due to increased demand from natural gas-fired electric generating facilities during the first quarter of 2005, primarily due to the Riverside facility being placed in service in June 2004. The impact of these revenue increases on gas margins was not significant.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2005	2004
International	$35.4	$36.3
Environmental engineering and site remediation	23.4	21.4
Non-regulated Generation	5.9	5.9
Transportation	5.7	5.2
Other (includes eliminations)	4.6	5.0
	$75.0	$73.8

Other Operating Expenses - Other operation and maintenance expense for the domestic utilities increased $0.8 million, primarily due to higher energy conservation expenses of $3.7 million at IPL, largely offset by lower other administrative and general expenses.

Non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2005	2004
International	$48.9	$26.6
Environmental engineering and site remediation	20.8	19.5
Non-regulated Generation	4.6	2.1
Transportation	3.0	2.9
Other (includes eliminations)	8.6	9.4
	$85.9	$60.5

The International increase was largely due to a $15 million non-cash valuation charge recorded in the first quarter of 2005 related to several of Alliant Energy’s generating facilities in China. Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion. The International increase was also due to $7 million of higher delivered coal costs for Alliant Energy’s generating facilities in China. Refer to “Other Matters - Other Future Considerations - China” for further discussion. The Non-regulated Generation increase was largely due to costs for a planned maintenance outage at Resources’ Neenah generating facility in the first quarter of 2005.

Interest Expense and Other - Loss on early extinguishment of debt in the first quarter of 2005 and 2004 includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $100 million and $20 million, respectively, of senior notes at Resources.

Equity (income) loss from Alliant Energy’s unconsolidated investments for the three months ended March 31 was as follows (in millions):

	2005	2004
American Transmission Company LLC	($5.3)	($4.5)
New Zealand	(2.8)	(3.6)
Alliant Energy Synfuel LLC ((Synfuel) - excludes tax benefits)	4.7	4.7
Brazil	1.5	(12.6)
Other	(0.4)	(0.6)
	($2.3)	($16.6)

The lower equity earnings from Alliant Energy’s Brazil investments were primarily due to a gain of $5.1 million (representing Alliant Energy’s allocated portion of the total gain) realized in the first quarter of 2004 from the sale of two hydroelectric plants and higher interest, litigation-related and other operating expenses at the Brazilian operating companies.

Allowance for funds used during construction (AFUDC) decreased $4.5 million, primarily due to lower average construction work in progress balances resulting from Emery being placed in service in May 2004. Interest income and other increased $3.7 million. Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details.

Income Taxes - The effective income tax rates were 31.2% and 26.4% for the first quarter of 2005 and 2004, respectively. The increase was primarily due to the impact of foreign results and associated taxes, including no significant tax benefits recorded in the first quarter of 2005 on the valuation charge related to several of Alliant Energy’s generating facilities in China.

Loss from Discontinued Operations - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $6.7 million, primarily due to higher electric margins, partially offset by higher operating expenses and lower AFUDC.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$103.1	$93.7	10%	1,089	1,106	(2%)
Commercial	62.0	54.6	14%	891	829	7%
Industrial	82.0	77.2	6%	1,961	1,892	4%
Total from retail customers	247.1	225.5	10%	3,941	3,827	3%
Sales for resale	13.5	9.9	36%	293	311	(6%)
Other	9.2	6.9	33%	24	25	(4%)
Total revenues/sales	269.8	242.3	11%	4,258	4,163	2%
Electric production fuel and
purchased power expense	87.1	85.8	2%
Margins	$182.7	$156.5	17%

Electric margins increased $26 million, or 17%, primarily due to the impact of rate increases implemented in 2005 and 2004 and an approximate 3% increase in weather-normalized sales. The higher sales included an increase of 4% in industrial sales, reflecting improving economic conditions in IPL’s service territory. IPL estimates that slightly milder than normal weather conditions had a negative impact of approximately $2 million on its electric margin in the first quarter of 2005 compared to normal weather. Weather did not have a significant impact on IPL’s electric margin in the first quarter of 2004.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$82.0	$83.2	(1%)	8,358	8,736	(4%)
Commercial	43.2	44.2	(2%)	4,912	5,069	(3%)
Industrial	7.3	7.6	(4%)	907	1,034	(12%)
Transportation/other	2.9	2.7	7%	8,290	8,181	1%
Total revenues/sales	135.4	137.7	(2%)	22,467	23,020	(2%)
Cost of gas sold	104.5	107.3	(3%)
Margins	$30.9	$30.4	2%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for IPL’s heating degree day data.

Gas margin increased $0.5 million, or 2%, primarily due to higher energy conservation revenues of $2.1 million, largely offset by decreased sales which were primarily due to slightly milder than normal weather conditions in the first quarter of 2005 compared to the same period in 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased $7.8 million, primarily due to higher energy conservation expenses of $3.7 million and generation expenses.

Interest Expense and Other - Interest expense increased $2.2 million, due to higher average borrowings outstanding, primarily due to financing a portion of the construction costs of Emery with long-term debt. AFUDC decreased $4.4 million, due to lower average construction work in progress balances resulting from Emery being placed in service in May 2004.

Income Taxes - The effective income tax rates were 40.2% and 41.0% for the first quarter of 2005 and 2004, respectively.

WPL RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $1.6 million, primarily due to lower operating expenses and higher gas margins, largely offset by lower electric margins.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$84.9	$83.6	2%	910	904	1%
Commercial	42.1	40.9	3%	538	531	1%
Industrial	58.4	56.5	3%	1,098	1,097	--
Total from retail customers	185.4	181.0	2%	2,546	2,532	1%
Sales for resale	38.6	39.6	(3%)	950	956	(1%)
Other	5.0	5.0	--	19	23	(17%)
Total revenues/sales	229.0	225.6	2%	3,515	3,511	--
Electric production fuel and
purchased power expense	122.2	112.3	9%
Margins	$106.8	$113.3	(6%)

Electric margins decreased $6.5 million, or 6%, primarily due to higher than anticipated fuel and purchased power costs largely due to the unplanned outage at Kewaunee during the first quarter of 2005 and $5 million of capacity costs incurred in the first quarter of 2005 related to the Riverside tolling agreement that began in June 2004. These items were partially offset by the impact of rate increases and a modest increase in retail sales resulting from continued customer growth. Weather did not have a significant impact on WPL’s electric margin in the first quarter of 2005 or 2004. Refer to “Alliant Energy Results of Operations” for further discussion of the Kewaunee outage.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2005	2004	Change	2005	2004	Change
Residential	$63.7	$62.2	2%	5,936	6,161	(4%)
Commercial	33.8	33.1	2%	3,677	3,845	(4%)
Industrial	3.8	3.9	(3%)	443	493	(10%)
Transportation/other	8.6	12.0	(28%)	7,304	5,602	30%
Total revenues/sales	109.9	111.2	(1%)	17,360	16,101	8%
Cost of gas sold	74.6	77.4	(4%)
Margins	$35.3	$33.8	4%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for WPL’s heating degree day data.

Gas margins increased $1.5 million, or 4%, primarily due to the impact of continued customer growth and higher transportation/other sales, largely due to the Riverside facility being placed in service in June 2004. These items were partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $7.0 million, primarily due to lower administrative and general and generation expenses.

Income Taxes - The effective income tax rates were 37.8% and 38.1% for the first quarter of 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Cash and Temporary Cash Investments - As of March 31, 2005, Alliant Energy and its subsidiaries had approximately $165 million of cash and temporary cash investments, of which approximately $63 million consisted of deposits related to its China business. Alliant Energy currently plans to repatriate the majority of the cash from its China business in 2005 under the provisions of the American Jobs Creation Act passed in 2004.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2005	2004	2005	2004	2005	2004
Operating activities	$214.0	$102.9	$121.3	$109.3	$109.1	$49.6
Investing activities	(134.3)	(139.6)	(73.0)	(93.5)	(39.6)	(33.0)
Financing activities	(177.4)	(10.1)	(26.6)	(5.8)	(57.2)	(28.7)

Cash Flows From Operating Activities -

Historical Changes in Cash Flows From Operating Activities - Alliant Energy’s cash flows from operating activities increased $111 million primarily due to changes in the level of accounts receivable sold, the timing of vendor payments and the impact of rate increases. IPL’s cash flows from operating activities increased $12 million primarily due to changes in the level of accounts receivable sold and the impact of rate increases, partially offset by the timing of receivable collections. WPL’s cash flows from operating activities increased $60 million primarily due to changes in the level of accounts receivable sold and the timing of receivable collections.

Cash Flows Used For Investing Activities -

Historical Changes in Cash Flows Used For Investing Activities - Alliant Energy’s cash flows used for investing activities decreased $5 million primarily due to lower expenditures associated with the construction of Emery, partially offset by higher expenditures associated with the construction of the Sheboygan Falls Energy Facility. IPL’s cash flows used for investing activities decreased $21 million primarily due to lower expenditures associated with the construction of Emery.

Construction and Acquisition Expenditures - Alliant Energy revised its anticipated 2005 capital expenditures from the previously reported range of $625 million to $655 million to approximately $560 million, and revised its anticipated 2006 capital expenditures from the previously reported range of $605 million to $625 million to approximately $530 million. The decreases relate to reductions in the anticipated expenditures related to Alliant Energy’s China and Laguna del Mar investments.

Cash Flows Used For Financing Activities -

Historical Changes in Cash Flows Used For Financing Activities - Alliant Energy’s cash flows used for financing activities increased $167 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums. IPL’s cash flows used for financing activities increased $21 million primarily due to changes in the amount of checks outstanding. WPL’s cash flows used for financing activities increased $29 million due to changes in the amount of short-term debt issued and retired.

Shelf Registrations - As of March 31, 2005, Alliant Energy, IPL and WPL had $208 million, $85 million and $50 million of securities remaining available for sale registered under their respective shelf registrations.

Long-term Debt - In February 2005, Resources retired $100 million of its 7.375% senior notes due 2009, incurring $16 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to this debt retirement.

Short-term Debt - Information regarding commercial paper at March 31, 2005 was as follows (dollars in millions):

	Alliant	Parent
Commercial paper:	Energy	Company	IPL	WPL
Amount outstanding	$36	$--	$29	$7
Weighted average maturity	1 day	N/A	1 day	1 day
Discount rates	2.90-2.92%	N/A	2.92%	2.90%
Available capacity	$604	$100	$271	$233*

(*) WPL’s capacity is limited to $240 million due to a PSCW regulatory restriction.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description	Requirement	March 31, 2005
Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	47%
Interest coverage ratio	At least 2.5x	4.2x
IPL debt-to-capital ratio	Less than 58%	47%
WPL debt-to-capital ratio	Less than 58%	33%

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for the impact of FIN 46R guidance on Alliant Energy’s Riverside and RockGen agreements.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except for the items described in Note 12 of the “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Air Quality - In March 2005, the United States (U.S.) Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR), which requires emission control upgrades to existing power plants with greater than 25 MW capacity. This rule will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa and Wisconsin) in the eastern U.S and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively.  The specific reductions for IPL, WPL and Resources will be determined by state-specific implementation plans, which could be more or less stringent than the noted 70% and 60% reductions. The first phase of compliance for SO2 and NOx is required by 2010 and 2009, respectively, and the second phase of compliance for both SO2 and NOx is required by 2015. This federal rule allows that additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with National Ambient Air Quality Standards.

In March 2005, the EPA also finalized the Clean Air Mercury Rule (CAMR) which requires mercury emission control upgrades for coal-fired generating units with greater than 25 MW capacity.  When fully implemented, this rule will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% in a two-phased reduction approach. The first phase of compliance is required by 2010 and the second phase by 2018. The CAMR replaces the utility Maximum Achievable Control Technology requirements in their entirety, including the elimination of nickel emission control from oil-fired generating units. The mercury control rules previously developed by the Wisconsin Department of Natural Resources (DNR), which became effective in October 2004 for Wisconsin generating facilities, are superseded by the CAMR rules and must be revised to conform to federal requirements.

The CAIR and CAMR require that each state submit implementation plans within 18 months of the effective date of the final rules. Alliant Energy will actively participate in the development of the state implementation plans. Although the federal rulemakings were anticipated, specific compliance plans cannot be completed until state implementation plans are finalized. Alliant Energy believes that capital investments and/or modifications to comply with these rules will be significant.

Land and Solid Waste - In October 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts. The Iowa DNR approved IPL’s plans to evaluate offsite groundwater impacts, which were implemented beginning April 2005. Monitoring results will be used to determine if further measures are required and IPL is unable to predict the outcome at this time.

Alliant Energy would expect to receive the appropriate rate recovery of any prudently incurred expenditures it may incur on these and other environmental initiatives within its domestic utility business.

Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such market risks have not changed materially from those reported in the 2004 Form 10-K, except as described below.

Currency Exchange Rate Risk -In April 2005, Alliant Energy successfully completed the sale of Cogenex, its energy services business, thereby eliminating the currency exchange rate risk associated with certain payables at a Canadian subsidiary of Cogenex.

Accounting Pronouncements - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term conditional asset retirement obligations, as discussed in SFAS 143, and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Alliant Energy continues to evaluate the implications of FIN 47 and is required to adopt the guidance by Dec. 31, 2005. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s current AROs.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for revised SFAS 123 guidance, “Share-Based Payment,” (SFAS 123(R)). The SEC’s new rule does not change the accounting required by SFAS 123(R), only the compliance dates of the standard. Alliant Energy is required to adopt SFAS 123(R) by Jan. 1, 2006 and does not anticipate the impacts will be material on its results of operations or financial condition given its limited use of stock options historically and its decision to discontinue using stock options entirely effective Jan. 1, 2005. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding historical pro forma impacts of stock options on net income.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such policies have not changed materially from the items reported in the 2004 10-K.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and such considerations have not changed materially from the items reported in the 2004 Form 10-K, except as described below. In addition to items discussed earlier in MDA, the following items could impact Alliant Energy’s future financial condition or results of operations:

Brazil - Alliant Energy continues to examine the operations and structure of its investments in Brazil to improve financial performance, particularly in regard to controlling costs and reduction of debt, and protect its shareholder interests. Alliant Energy has asserted its rights as a minority shareholder in Companhia Força e Luz Cataguazes-Leopoldina, S.A. (Cataguazes) in an attempt to control costs and reduce debt. Alliant Energy filed a request for arbitration with the International Chamber of Commerce’s International Court of Arbitration to resolve this ongoing dispute with its Brazilian partners. Cataguazes itself is also a party to the arbitration. An arbitral tribunal heard this dispute in the first quarter of 2005 and is expected to issue a final decision no later than June 30, 2005. If the arbitral tribunal issues a final decision in favor of Alliant Energy, enforcement of that award would have to be sought in the Brazilian courts. Alliant Energy is not able to predict the ultimate outcome of this matter and cannot provide any assurance it would be able to obtain enforcement of any award.

Alliant Energy also filed a request for arbitration with the International Court of Arbitration to resolve a separate dispute with its Brazilian partners concerning the completion of the expansion of the Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora) natural gas-fired generating facility from a simple-cycle to a combined-cycle facility (Alliant Energy holds a 50% direct ownership interest in this facility). In the first quarter of 2005, the arbitral tribunal determined that Cat-Leo Energia S.A. (Cat-Leo), a subsidiary of Cataguazes, which also held a 50% direct ownership interest in the Juiz de Fora facility, improperly interfered with plans to complete the expansion. The award contemplated Alliant Energy receiving approximately US$22 million from its Brazilian partners in exchange for its 50% direct interest in Juiz de Fora (although Alliant Energy would still have an indirect interest through its minority shareholder ownership in Cataguazes and an unsecured loan receivable). Cat-Leo unsuccessfully challenged the award and the arbitral tribunal confirmed the award in favor of Alliant Energy in April 2005. Cataguazes has since transferred its interest in the Juiz de Fora facility to Cat-Leo Construcoes, Industria e Servicos de Energia S.A (Cat-Leo Servicos). Because enforcement of the award through the appropriate Brazilian court could have required a significant amount of time, uncertainty and cost to process and complete, Alliant Energy entered into a structured settlement agreement of this arbitration award with Cat-Leo Servicos in April 2005. The settlement is structured to pay Alliant Energy an amount in local currency equivalent of approximately US$20 million as follows: (i) upon signing of the settlement agreement, Alliant Energy received approximately US$11 million as a non-refundable deposit for the sale to Cat-Leo Servicos of its 50% direct interest in Juiz de Fora; and (ii) approximately US$9.4 million is payable on or after May 15, 2005 and concurrent with the closing of the purchase and sale agreement for Alliant Energy’s 50% direct interest in Juiz de Fora. From May 15, 2005 to April 1, 2006, either party can accelerate the purchase and sale. If a sale of Alliant Energy’s 50% direct interest is not consummated by April 1, 2006, Cat-Leo Servicos is not required to purchase Alliant Energy’s interest. In the event of cancellation of the purchase and sale agreement, Alliant Energy will be entitled to retain its 50% direct interest in Juiz de Fora, the US$11 million non-refundable deposit and an unsecured loan receivable. Alliant Energy cannot provide any assurance that it will be able to complete the sale of its 50% direct interest in Juiz de Fora. Alliant Energy’s investment in the Juiz de Fora facility at March 31, 2005 was US$21 million and included a direct equity investment of US$10 million and an unsecured loan receivable of US$11 million. The unsecured loan receivable was not a matter of issue in the Juiz de Fora arbitration, or in the settlement reached with Cat-Leo Servicos.

In April 2005, Cataguazes announced the completion of the sale of six hydroelectric plants. The proceeds from such sale are expected to be utilized to retire debt at Cataguazes. Alliant Energy expects to realize a gain of approximately $0.04 to $0.06 per share in the second quarter of 2005 based on its allocated portion of the gain from such sale.

A significant arbitration award against Cataguazes, or any enforcement action by Alliant Energy related to such an arbitration award in which Cataguazes refuses to comply with a court order, could trigger default and/or cross-default provisions of the debt instruments in Brazil held by the operating entities owning the facilities - entities in which Alliant Energy has significant unconsolidated interests - unless the debtor company obtains appropriate waivers or consents from the applicable lenders. If such waivers, consents or similar relief could not be obtained from the lenders and the underlying debt was accelerated, then it would have a material adverse effect on the liquidity and creditworthiness of these debtor entities. Given these complexities, Alliant Energy will evaluate all available alternatives and will pursue the course(s) of action that will best protect its interests and maximize its potential recoveries of its investments in these entities.

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

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil and has retained a financial advisor to assist it in evaluating these options. Among others, these options include the potential to repair Alliant Energy’s relationship with its partners, restructure the relationship and/or exit this market. Experience demonstrates that accomplishment of any of the considered options will take time. Consequently, Alliant Energy is unable to provide any assurance that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring material charges relating to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions.

Mexico - At Dec. 31, 2004, Resources held a secured loan receivable (including accrued interest income) of approximately $82 million from a Mexican real estate development company, Laguna del Mar Utility, S.A. de C.V. (LDMU). The loan proceeds were used by LDMU to construct substantially all the infrastructure for the initial phase of a master-planned resort community located near Puerto Penasco, State of Sonora, on the Sea of Cortez in Mexico. Recoverability of Resources’ loan in this project was anticipated to be based on proceeds from the sales of real estate lots in the master planned community and therefore was dependent on the successful development of the project and sales of real estate by LDMU. Alliant Energy had concerns about LDMU’s ability to timely complete all phases of the project, market and sell the real estate, and otherwise meet all of its obligations under the loan documents. As a result, Resources evaluated its alternatives and concluded that a negotiated transfer of ownership and control of the project to Resources was the best course of action in order for Resources to maximize the ultimate recovery of its loan and related interest income. In February 2005, Resources completed the acquisition of a 97% interest in LDMU for an immaterial cash expenditure. Resources is currently evaluating various alternatives related to its investment in LDMU and has recently retained an advisor to assist it in this evaluation. The alternatives being evaluated include, among others, entering into a joint venture with experienced developers or finding buyers for the entire project. Alliant Energy is unable to provide any assurance that one or more of the alternatives being evaluated will occur or will not result in Alliant Energy incurring material charges relating to its investments in LDMU as it cannot currently predict the ultimate outcome of these evaluations.

China - The generating plants included in Alliant Energy’s China portfolio are continuing to experience downward pressure on margins from increased coal and related transportation costs and the lag related to the associated tariff increases in China’s evolving regulatory environment. Actions indicated by the Chinese government to address this matter are expected to result in tariff increases later this year. However, Alliant Energy is unable to provide assurance that anticipated tariff increases will be implemented or at what level. Alliant Energy recently retained a financial advisor to assist it in evaluating the strategic alternatives related to its investments in China, which will include the potential merger and/or sale of the business. Alliant Energy is unable to provide any assurance that one or more of the alternatives being evaluated will occur, or that Alliant Energy will not incur additional material charges relating to its investments in China as it cannot currently predict the ultimate outcome of these evaluations nor its ability to improve the profitability of these investments.

Weather Derivative - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its domestic utility sales volumes. In April 2005, IPL and WPL each entered into separate, but correlated, weather swap agreements. IPL and WPL will receive payments of up to $9 million in total from the counterparty if actual cooling degree days are less than the cooling degree days specified in the contracts. However, if actual cooling degree days are greater than cooling degree days specified, IPL and WPL will pay the counterparty up to $9 million in total. Alliant Energy will use the intrinsic value method to account for these weather derivatives.

Synfuel - A continued rise in oil prices from current levels could result in a reduction or elimination of the Section 29 tax credits expected for 2005 to 2007 related to Alliant Energy’s synthetic fuel investment. A phase out or elimination of the Section 29 tax credits would have no impact on the tax credits resulting from prior production of synthetic fuel. Alliant Energy continues to closely monitor and assess this issue, including evaluating alternatives to potentially protect the ongoing economic benefits of its synthetic fuel investment, and cannot predict the ultimate outcome. Based on the average prices through March 31, 2005, a 13% increase in the price of oil from the March 31, 2005 price would have to occur and be sustained through the remainder of the year for the phase out to begin impacting the 2005 credits.

Domestic Utility Generating Facilities Outages - In February 2005, Kewaunee was removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and the unit was shutdown in accordance with the plant license. Modifications are being made to resolve the issue and other issues that arose during the inspection and it is anticipated that the unit will be back in service in late May 2005. For further information regarding the recovery of incremental costs related to the outage, refer to “Rates and Regulatory Matters.”

In February 2005, Alliant Energy announced that the Ottumwa Generating Station was off-line due to a direct short in a 161-kilovolt step-up transformer. A replacement transformer was acquired to resolve this issue and the plant returned to service in early May 2005. The outage did not have a significant impact on IPL’s financial condition or results of operations given the amount and regulatory treatment of the outage-related costs incurred.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.    CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended March 31, 2005 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Alliant Energy - Alliant Energy, through its subsidiary Alliant Energy Holdings Do Brasil Limitada, filed a request for arbitration with the International Court of Arbitration against its Brazilian partners in Cataguazes and against Cataguazes. The partners named in the request for arbitration are Itacatu S.A. and Gipar S.A. The nature of the dispute is an alleged violation by the partners of a shareholders agreement to which all parties are bound. The arbitration seeks equitable relief and damages. For further information, refer to “Other Matters - Other Future Considerations - Brazil” in MDA.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1)
Jan. 1 to Jan. 31	445	$28.02	--	N/A
Feb. 1 to Feb. 28	2,304	27.18	--	N/A
March 1 to March 31	13,274	27.21	--	N/A
Total	16,023	27.23	--	N/A

(1)

Represents shares of Alliant Energy common stock purchased on the open market and held in a grantor trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP, which currently does not have an expiration date.

ITEM 6.   EXHIBITS

The following Exhibits are filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2005.

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