Form 10-Q
period 2005-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2005-08-08
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Alliant Energy Corporation	Yes [ X ]		No [ ]
Interstate Power and Light Company	Yes [	]	No [ X ]
Wisconsin Power and Light Company	Yes [	]	No [ X ]

Number of shares outstanding of each class of common stock as of July 29, 2005:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,469,272 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

	(dollars in millions, except per share amounts)
Operating revenues:
Domestic utility:
Electric	$541.3	$468.6	$1,040.1	$936.5
Gas	92.3	78.9	337.6	327.8
Other	19.4	17.7	38.7	37.1
Non-regulated	46.9	34.5	82.3	68.0

	699.9	599.7	1,498.7	1,369.4

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	242.8	172.2	452.1	370.3
Cost of gas sold	57.8	48.4	236.9	233.1
Other operation and maintenance	170.5	161.7	351.7	342.1
Non-regulated operation and maintenance	42.2	30.6	78.0	63.0
Depreciation and amortization	81.8	78.6	162.0	157.5
Taxes other than income taxes	23.3	25.5	49.7	51.6

	618.4	517.0	1,330.4	1,217.6

Operating income	81.5	82.7	168.3	151.8

Interest expense and other:
Interest expense	44.4	43.3	88.6	86.1
Loss on early extinguishment of debt	-	-	16.0	5.4
Equity income from unconsolidated investments	(16.3)	(5.7)	(18.6)	(21.9)
Allowance for funds used during construction	(2.8)	(5.7)	(5.4)	(12.8)
Preferred dividend requirements of subsidiaries	4.7	4.7	9.4	9.4
Asset valuation charge - Brazil investments	96.2	-	96.2	-
Interest income and other	(7.3)	(3.7)	(14.5)	(12.3)

	118.9	32.9	171.7	53.9

Income (loss) from continuing operations before income taxes	(37.4)	49.8	(3.4)	97.9

Income taxes	(27.6)	15.8	(18.7)	31.4

Income (loss) from continuing operations	(9.8)	34.0	15.3	66.5

Loss from discontinued operations, net of tax	(48.9)	(47.1)	(71.6)	(45.5)

Net income (loss)	($58.7)	($13.1)	($56.3)	$21.0

Average number of common shares outstanding (basic) (000s)	116,283	112,079	116,157	111,616

Earnings per average common share (basic):
Income (loss) from continuing operations	($0.08)	$0.30	$0.13	$0.60
Loss from discontinued operations	(0.42)	(0.42)	(0.61)	(0.41)

Net income (loss)	($0.50)	($0.12)	($0.48)	$0.19

Average number of common shares outstanding (diluted) (000s)	116,283	112,481	116,500	112,030

Earnings per average common share (diluted):
Income (loss) from continuing operations	($0.08)	$0.30	$0.13	$0.59
Loss from discontinued operations	(0.42)	(0.42)	(0.61)	(0.40)

Net income (loss)	($0.50)	($0.12)	($0.48)	$0.19

Dividends declared per common share	$0.2625	$0.25	$0.525	$0.50

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$6,521.9	$6,330.0
Gas plant in service	659.5	649.2
Other plant in service	542.6	526.4
Accumulated depreciation	(3,250.6)	(3,137.3)

Net plant	4,473.4	4,368.3
Construction work in progress	165.3	179.4
Other, less accumulated depreciation (accum. depr.)	64.2	69.6

Total domestic utility	4,702.9	4,617.3

Non-regulated and other:
Non-regulated Generation, less accum. depr.	284.4	266.2
Other Non-regulated Investments, less accum. depr.	141.3	62.0
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	57.7	65.2

Total non-regulated and other	483.4	393.4

	5,186.3	5,010.7

Current assets:
Cash and temporary cash investments	241.6	202.4
Restricted cash	18.7	13.2
Accounts receivable:
Customer, less allowance for doubtful accounts	103.6	128.7
Unbilled utility revenues	84.0	138.1
Other, less allowance for doubtful accounts	59.0	59.4
Income tax refunds receivable	8.5	16.2
Production fuel, at average cost	53.5	42.5
Materials and supplies, at average cost	56.1	58.8
Gas stored underground, at average cost	26.6	64.9
Regulatory assets	63.3	61.7
Assets held for sale	299.6	484.5
Other	62.9	71.6

	1,077.4	1,342.0

Investments:
Investments in unconsolidated foreign entities	405.9	524.8
Nuclear decommissioning trust funds	421.6	413.2
Investment in American Transmission Company LLC and other	247.4	251.3

	1,074.9	1,189.3

Other assets:
Regulatory assets	458.3	424.9
Deferred charges and other	283.7	308.3

	742.0	733.2

Total assets	$8,080.6	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 116,357,909 and 115,741,816 shares	$1.2	$1.2
Additional paid-in capital	1,774.2	1,762.1
Retained earnings	754.8	871.9
Accumulated other comprehensive loss	(95.3)	(67.1)
Shares in deferred compensation trust - 250,705 and 246,572 shares
at an average cost of $27.37 and $27.36 per share	(6.9)	(6.7)

Total common equity	2,428.0	2,561.4

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	2,146.5	2,289.4

	4,818.3	5,094.6

Current liabilities:
Current maturities	215.2	96.5
Variable rate demand bonds	39.1	39.1
Commercial paper	91.0	83.0
Capital lease obligations	42.5	13.7
Accounts payable	250.6	264.3
Accrued interest	44.9	45.4
Accrued payroll and vacation	43.1	33.8
Accrued taxes	83.8	101.3
Liabilities held for sale	130.9	150.0
Other	87.5	118.3

	1,028.6	945.4

Other long-term liabilities and deferred credits:
Deferred income taxes	766.9	775.5
Deferred investment tax credits	41.6	44.0
Regulatory liabilities	656.0	643.2
Asset retirement obligations	381.7	369.3
Pension and other benefit obligations	201.4	185.8
Capital lease obligations	30.1	63.3
Other	151.3	149.3

	2,229.0	2,230.4

Minority interest	4.7	4.8

Total capitalization and liabilities	$8,080.6	$8,275.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income (loss)	($56.3)	$21.0
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss from discontinued operations, net of tax	71.6	45.5
Distributions from discontinued operations	19.5	1.0
Depreciation and amortization	162.0	157.5
Other amortizations	28.7	33.3
Deferred tax expense (benefit) and investment tax credits	(29.3)	32.4
Equity income from unconsolidated investments, net	(18.6)	(21.9)
Distributions from equity method investments	11.8	14.5
Loss on early extinguishment of debt	16.0	5.4
Non-cash valuation charges	99.3	1.0
Other	(11.9)	(10.4)
Other changes in assets and liabilities:
Accounts receivable	29.6	57.6
Sale of utility accounts receivable	50.0	(75.0)
Income tax refunds receivable	7.7	(32.1)
Gas stored underground	38.3	16.7
Deferral of expenditures associated with the Kewaunee outage	(18.4)	-
Accounts payable	11.0	(16.5)
Accrued taxes	(17.5)	1.5
Adjustment clause balances	(4.8)	16.0
Benefit obligations and other	(25.3)	(28.8)

Net cash flows from operating activities	363.4	218.7

Cash flows used for investing activities:
Construction and acquisition expenditures:
Domestic utility business	(216.3)	(259.5)
Non-regulated businesses	(40.0)	(24.9)
Alliant Energy Corporate Services, Inc.	(3.4)	(7.8)
Proceeds from asset sales	40.9	3.6
Other	(6.7)	(12.7)

Net cash flows used for investing activities	(225.5)	(301.3)

Cash flows from (used for) financing activities:
Common stock dividends	(60.8)	(55.5)
Proceeds from issuance of common stock	12.2	50.7
Proceeds from issuance of long-term debt	108.4	100.2
Reductions in long-term debt	(135.9)	(84.5)
Net change in commercial paper	8.0	(19.5)
Net change in loans with discontinued operations	(2.5)	43.8
Debt repayment premiums	(14.8)	(4.9)
Other	(13.3)	(8.2)

Net cash flows from (used for) financing activities	(98.7)	22.1

Net increase (decrease) in cash and temporary cash investments	39.2	(60.5)

Cash and temporary cash investments at beginning of period	202.4	179.4

Cash and temporary cash investments at end of period	$241.6	$118.9

Supplemental cash flows information:
Cash paid during the period for:
Interest, net of capitalized interest	$89.6	$86.1

Income taxes, net of refunds	$17.5	$22.6

Noncash investing and financing activities:
Capital lease obligations incurred	$1.2	$1.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy Corporation (Alliant Energy), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004, the condensed consolidated financial position at June 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets held for sale and discontinued operations pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been revised to reflect information related only to continuing operations for all periods presented.

(b) Regulatory Assets - In April 2005, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to defer incremental fuel-related costs associated with the extension of an unplanned outage at the Kewaunee Nuclear Power Plant (Kewaunee) beginning April 15, 2005. Deferral of incremental operation and maintenance costs related to the unplanned outage has also been approved by the PSCW. Kewaunee’s unplanned outage extended from February 2005 until early July 2005. At June 30, 2005, Alliant Energy and WPL had $18 million recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets related to these incremental costs. Refer to Note 12 for additional information on Kewaunee. The amount of the incremental costs calculated by Alliant Energy to be recovered from customers is subject to review by the PSCW in a future rate proceeding.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2005	2004	2005	2004
Weighted average common shares outstanding:
Basic EPS calculation	116,283	112,079	116,157	111,616
Effect of dilutive securities	--	402	343	414
Diluted EPS calculation	116,283	112,481	116,500	112,030

As a result of Alliant Energy incurring a loss from continuing operations for the three months ended June 30, 2005, 347,225 of potential incremental common shares were excluded from the calculation of diluted EPS for that period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and six months ended June 30:

	Three Months		Six Months
	2005	2004	2005	2004
Options to purchase shares of common stock	2,928,981	3,323,424	3,005,351	3,362,506
Weighted average exercise price of options excluded	$29.46	$29.32	$29.47	$29.33

(d) Accounting for Stock-Based Compensation - The effect on net income and EPS for the three and six months ended June 30 if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), to awards issued under its stock-based incentive compensation plans was as follows (dollars in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Net income (loss), as reported	($58.7)	($13.1)	($56.3)	$21.0
Add: stock-based employee compensation expense
(income) included in reported net income (loss),
net of related tax effects	0.8	0.8	(0.4)	1.7
Less: stock-based employee compensation expense
(income) determined under the fair value-based
method for all awards, net of related tax effects	0.9	1.2	(0.2)	2.6
Pro forma net income (loss)	($58.8)	($13.5)	($56.5)	$20.1

EPS (basic):
As reported	($0.50)	($0.12)	($0.48)	$0.19
Pro forma	($0.51)	($0.12)	($0.49)	$0.18

EPS (diluted):
As reported	($0.50)	($0.12)	($0.48)	$0.19
Pro forma	($0.51)	($0.12)	($0.48)	$0.18

(e) Restricted Cash - At June 30, 2005, short-term restricted cash on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets included $13 million related to the July 2005 retirement of certain IPL pollution control revenue bonds.

(f) Interest Income and Other - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Interest income:
From loans to discontinued operations	($3.5)	($5.3)	($8.6)	($11.6)
Other	(3.5)	(1.8)	(5.8)	(3.6)
Currency transaction gains, net	(0.4)	--	--	(1.3)
Other	0.1	3.4	(0.1)	4.2
	($7.3)	($3.7)	($14.5)	($12.3)

(g) Property, Plant and Equipment - In the second quarter of 2005, Alliant Energy completed the construction and began commercial operations of its 300 megawatt (MW), simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin, which is leased to WPL.  The facility is being depreciated using the straight-line method over its estimated useful life of 35 years.  Alliant Energy capitalized interest of $1.3 million and $3.4 million for the three and six months ended June 30, 2005, and $1.2 million and $2.4 million for the three and six months ended June 30, 2004, respectively, related to SFEF. Alliant Energy and WPL record SFEF in “Property, plant and equipment - Non-regulated and other - Non-regulated Generation” and “Property, plant and equipment - Leased SFEF”, respectively, on their respective Condensed Consolidated Balance Sheets. Refer to WPL’s Note 17 for additional information on WPL’s capital lease related to SFEF.

2.	COMPREHENSIVE INCOME (LOSS)

Alliant Energy’s comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Net income (loss)	($58.7)	($13.1)	($56.3)	$21.0
Unrealized holding gains on securities, net of tax	0.9	1.0	0.1	4.9
Less: reclassification adjustment for losses
included in net income (loss), net of tax	(0.2)	--	(0.3)	--
Net unrealized gains on securities	1.1	1.0	0.4	4.9
Foreign currency translation adjustments, net of tax	(30.4)	(26.1)	(29.2)	(24.4)
Unrealized holding gains on qualifying
derivatives, net of tax	0.9	0.2	0.6	0.2
Less: reclassification adjustment for losses
included in net income (loss), net of tax	--	--	--	(0.1)
Net unrealized gains on qualifying derivatives	0.9	0.2	0.6	0.3
Other comprehensive income (loss)	(28.4)	(24.9)	(28.2)	(19.2)
Comprehensive income (loss)	($87.1)	($38.0)	($84.5)	$1.8

3.	SALES OF UTILITY ACCOUNTS RECEIVABLE

In the second quarter of 2005, IPL sold an additional $50 million of accounts receivables, resulting in a corresponding decrease in accounts receivable on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2005 compared to the amounts at Dec. 31, 2004.

4.	INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility ratemaking and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations recorded in the second quarter of 2005 included the reversal of approximately $8 million of deferred tax asset valuation allowances originally recorded in 2004 related to Alliant Energy’s anticipated ability to utilize certain capital losses. Based on additional information that became available in the second quarter of 2005, Alliant Energy now believes it will generate sufficient capital gains in the future to utilize the tax benefits of these capital losses resulting in the reversal of the deferred tax asset valuation allowance.

In the second quarter of 2005, Alliant Energy recorded $41 million and $40 million of deferred tax assets on non-cash asset valuation charges incurred in 2005 related to its China and Brazil investments, respectively. Because Alliant Energy currently believes it will generate sufficient capital gains in the future to utilize tax capital losses that may be generated related to these non-cash asset valuation charges, no valuation allowance was provided against the deferred tax assets. Income tax benefits related to the non-cash asset valuation charges for its China ($41 million) and Brazil ($40 million) investments were included in “Loss from discontinued operations, net of tax” and “Income taxes,” respectively, in Alliant Energy’s Condensed Consolidated Statements of Income. Refer to Notes 7 and 11 for further discussion of the non-cash asset valuation charges related to Alliant Energy’s Brazil and China investments, respectively.

5.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5.0	$5.1	$10.0	$9.8	$2.9	$2.5	$5.8	$5.3
Interest cost	11.8	10.9	23.7	21.9	4.0	3.4	8.0	7.1
Expected return on
plan assets	(13.6)	(11.7)	(27.3)	(23.3)	(1.8)	(1.6)	(3.5)	(3.2)
Amortization of:
Transition
obligation (asset)	(0.1)	(0.1)	(0.2)	(0.2)	0.5	0.5	1.0	1.0
Prior service cost	0.9	0.9	1.8	1.6	(0.2)	(0.3)	(0.5)	(0.5)
Actuarial loss	2.2	1.8	4.4	3.9	1.6	1.0	3.2	2.6
	$6.2	$6.9	$12.4	$13.7	$7.0	$5.5	$14.0	$12.3

In addition, in the second quarter of 2005, Alliant Energy eliminated certain corporate and operations support positions. As a result, Alliant Energy recognized special termination benefits costs related to its pension and other postretirement benefits plans of $0.6 million and $1.8 million, respectively, in the second quarter of 2005. Alliant Energy has requested approval from the PSCW to defer $1.7 million of these costs until WPL’s next rate case and therefore has recorded these costs in “Other assets - regulatory assets” on its Condensed Consolidated Balance Sheet.

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2005 will be approximately $3 million and $17 million, of which $0 and $9 million, respectively, has been contributed through June 30, 2005.

6.	DEBT

(a) Short-term Debt - In August 2005, Alliant Energy and its subsidiaries completed the re-syndication of three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL), which support commercial paper and are available for direct borrowings. The re-syndication extended the terms of the facilities to August 2010. In June 2005, IPL obtained state authority for borrowing under its five-year facility from the Minnesota Public Utilities Commission (MPUC). In June 2005, WPL obtained authority from the PSCW for borrowing under its former five-year facility and expects to extend that authority to its new facility later in 2005. Information regarding commercial paper at June 30, 2005 was as follows (dollars in millions):

	Alliant	Parent
Commercial paper:	Energy	Company	IPL	WPL
Amount outstanding	$91	$--	$45	$46
Weighted average maturity	1 day	N/A	1 day	1 day
Discount rates	3.44-3.46%	N/A	3.46%	3.44%
Available capacity	$559	$100	$255	$204

(b) Long-term Debt - In February 2005, Resources retired $100 million of its 7.375% senior notes due 2009, incurring $16 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to this debt retirement. These debt retirement costs, and $5 million of debt retirement costs incurred in February 2004 related to the retirement of $20 million of senior notes at Resources, are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income.

In June 2005, Resources’ wholly-owned subsidiary, Sheboygan Power, LLC, issued $70 million of 5.06% non-recourse senior notes due 2025, which are secured by SFEF. The proceeds were used in August 2005 to assist with the retirement of Resources’ remaining $104 million of 7.375% senior notes maturing in 2009. In August 2005, Alliant Energy incurred $14 million of pre-tax debt repayment premiums and charges for the unamortized debt expenses related to this debt retirement.

In July 2005, IPL issued $50 million of 5.50% senior debentures due 2025 and plans to use the proceeds in August 2005 to retire its $50 million, 7% collateral trust bonds due 2023. In July 2005, WPL redeemed its $72 million, 7.6% first mortgage bonds with the issuance of short-term debt which was later reduced with the proceeds from the sale of its interest in Kewaunee.

7.	INVESTMENTS

(a) Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments was as follows (in millions):

	Brazil	New Zealand	Mexico	Total
June 30, 2005	$284.7	$121.2	$--	$405.9
Dec. 31, 2004	326.4	115.9	82.5	524.8

Brazil - Resources holds a non-controlling interest in five Brazilian electric utility companies and a natural gas-fired generating facility through several direct investments accounted for under the equity method of accounting. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Alliant Energy recorded a pre-tax non-cash asset valuation charge related to its Brazilian investments of $96 million (after-tax charge of $56 million, or $0.48 per share) in the second quarter of 2005 in Alliant Energy’s Condensed Consolidated Statements of Income as a result of a decline in the fair value of these Brazil investments. The charge reduced the local currency carrying amount of Alliant Energy’s investments in Brazil to their estimated local currency fair value and does not reflect the impact of pre-tax foreign currency translation losses of $92 million at June 30, 2005 recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet. If Alliant Energy commits to a plan in the future to dispose its Brazil investments, it would evaluate the investments for impairment at that time by including the cumulative translation losses in the carrying amount. Alliant Energy estimated the fair value of its Brazil investments by using a combination of market value indicators and the expected discounted future U.S. dollar cash flows converted to local currencies at the June 30, 2005 foreign currency exchange rate. The decline in fair value resulted primarily from the impact of significant changes in the spread between the foreign currency exchange rate at the end of the second quarter and both past and projected future rates; consideration of updated market and other information Alliant Energy received from its financial advisor and its Brazilian partners in the second quarter of 2005; and an assessment of potential outcomes of the various strategic alternatives being evaluated by Alliant Energy. The decrease in Alliant Energy’s investments in Brazil from Dec. 31, 2004 to June 30, 2005 was due to the $96 million pre-tax non-cash valuation charge, partially offset by the impact of changes in currency exchange rates and undistributed earnings.

In April 2005, as a result of an arbitration dispute and the subsequent signing of a settlement agreement, Alliant Energy received a non-refundable deposit for the potential sale of its 50% direct interest in Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora), a natural-gas fired generating facility, to Cat-Leo Construcoes, Industria e Servicos de Energia S.A (Cat-Leo Servicos). As of June 30, 2005, the sale was still pending therefore Alliant Energy recorded the $12.4 million non-refundable deposit in “Current liabilities - other” on its Condensed Consolidated Balance Sheet.

New Zealand - Resources’ investments include a 23.8% ownership interest in TrustPower Ltd. (TrustPower), a hydro and wind generation utility company, and a 5.0% ownership interest in Infratil Ltd., an infrastructure development company. Based on the exchange rates and trading prices at June 30, 2005 and Dec. 31, 2004, the TrustPower investment fair value was $312 million and $306 million, and the carrying value was $92 million and $89 million, respectively. The Infratil Ltd. investment is marked-to-market at each balance sheet date in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005, Alliant Energy had recorded an after-tax unrealized gain of $12 million in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet related to its investment in Infratil Ltd.

Mexico - Resources’ investment in Mexico at Dec. 31, 2004 consisted of a secured loan receivable (including accrued interest income) of $82.5 million from a Mexican development company, LDM Utility Co., S.A. de C.V. (LDMU), to build the utility infrastructure of a master planned resort community. In February 2005, Resources completed the transfer of ownership and control of the project by acquiring a 97% interest in LDMU for an immaterial cash expenditure. Effective with the transfer of ownership, the loan remains outstanding as an intercompany loan, thus Alliant Energy removed the loan receivable from “Investments in unconsolidated foreign entities” on its Condensed Consolidated Balance Sheet and recorded $83 million of property, plant and equipment in “Non-regulated and other - Other Non-regulated Investments” related to the real estate, golf course and utility assets owned by LDMU. Various other assets and liabilities of LDMU have also been recorded on Alliant Energy’s Condensed Consolidated Balance Sheet. Alliant Energy has not finalized the allocation to the various assets and liabilities acquired. LDMU is in the development stage, therefore its results of operations are not currently material to Alliant Energy. In July 2005, Alliant Energy announced its intent to divest its interest in LDMU, which it currently anticipates completing by the end of 2006.

(b) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Brazil	($12.1)	($2.1)	($10.6)	($14.7)
American Transmission Company LLC (ATC)	(5.1)	(4.4)	(10.4)	(8.9)
TrustPower	(3.4)	(1.0)	(6.2)	(4.6)
Wisconsin River Power Company (WRPC)	(0.8)	(1.7)	(1.4)	(1.9)
Alliant Energy Synfuel LLC ((Synfuel) - excludes tax benefits)	5.7	5.0	10.4	9.7
Other	(0.6)	(1.5)	(0.4)	(1.5)
	($16.3)	($5.7)	($18.6)	($21.9)

8.	DERIVATIVE FINANCIAL INSTRUMENTS

Weather Derivatives - In the second quarter of 2005, IPL and WPL each entered into separate electric weather derivative agreements to reduce the impact of weather volatility on their domestic utility electric margins. The term of both agreements is June 1, 2005 through Aug. 31, 2005. IPL and WPL combined will receive/pay up to $9 million ($5.5 million for IPL and $3.5 million for WPL) from/to the counterparty at the end of the contract term if actual cooling degree days are less/greater than the cooling degree days specified in the contracts. Alliant Energy uses the intrinsic value method to account for weather derivatives and records all gains and losses from these weather derivatives as adjustments to domestic utility revenues. The actual cooling degree days in June 2005 were higher than those specified in the contract, resulting in IPL and WPL accruing the maximum amount of liabilities to the counterparty under the agreements of $5.5 million and $3.5 million, respectively, in the second quarter of 2005. Alliant Energy’s ratepayers do not share in the gains/losses realized from the weather hedges. IPL and WPL did not enter into electric weather derivatives in 2004.

9.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its domestic utility business. As of June 30, 2005, minimum future commitments related to its domestic utility business for July 1, 2005 and beyond for purchased power (excluding operating leases), coal and natural gas were $117 million, $330 million and $319 million, respectively.

In addition to the purchased power contracts noted previously, Alliant Energy has agreements related to the Riverside and RockGen plants that meet the criteria as operating leases given that over their contract terms, Alliant Energy has exclusive rights to all or a substantial portion of the output from these facilities. At June 30, 2005, Alliant Energy’s future minimum operating lease payments were $432 million and $61 million related to the Riverside and RockGen plant agreements, respectively.

(b) Environmental Liabilities - IPL and WPL have current or previous ownership interests in manufactured gas plant (MGP) sites previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. Additional contamination was discovered late in the first quarter of 2005 at one of IPL’s MGP sites, resulting in the recording of $14 million of additional environmental liabilities in the first quarter of 2005. In the second quarter of 2005, extensive soil sampling was completed at this site, and it was determined that there was less contamination than initially estimated. The current estimate for the remaining environmental liability associated with this site has been revised to $6 million. Based on current ratemaking treatment, IPL believes these estimated costs will be recovered from ratepayers in the future and therefore has recorded them as regulatory assets. Management currently estimates the range of remaining costs to be incurred for these MGP sites to be $34 million ($29 million for IPL and $5 million for WPL) to $60 million ($53 million for IPL and $7 million for WPL) and has recorded a liability of $44 million ($39 million for IPL and $5 million for WPL) at June 30, 2005.

(c) Guarantees - Alliant Energy agreed to indemnify the buyer of its energy services business in the second quarter of 2005 for losses resulting from breaches of Alliant Energy’s representations and warranties and obligations under the sale agreement. The indemnification is limited to approximately $18 million and expires in October 2006. Alliant Energy believes the likelihood of having to make any material cash payments under the sale agreement is remote. Refer to Note 11 for information on a $4.1 million payment made by Alliant Energy in June 2005 under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility.

10.	SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Gas revenues included $20 million and $5 million for the three months ended June 30, 2005 and 2004, and $25 million and $16 million for the six months ended June 30, 2005 and 2004, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations.

									Alliant
	Domestic Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l *	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended June 30, 2005
Operating revenues	$541.3	$92.3	$19.4	$653.0	$--	$48.6	$48.6	($1.7)	$699.9
Operating income (loss)	81.0	2.4	(0.4)	83.0	(3.5)	2.1	(1.4)	(0.1)	81.5
Income (loss) from continuing
operations				34.7	(49.4)	6.9	(42.5)	(2.0)	(9.8)
Income (loss) from discontinued
operations, net of tax				--	(50.8)	1.9	(48.9)	--	(48.9)
Net income (loss)				34.7	(100.2)	8.8	(91.4)	(2.0)	(58.7)

Three Months Ended June 30, 2004
Operating revenues	$468.6	$78.9	$17.7	$565.2	$--	$35.7	$35.7	($1.2)	$599.7
Operating income (loss)	84.2	(1.5)	2.1	84.8	(2.7)	1.5	(1.2)	(0.9)	82.7
Income (loss) from continuing
operations				38.9	(7.7)	3.1	(4.6)	(0.3)	34.0
Loss from discontinued
operations, net of tax				--	(0.7)	(46.4)	(47.1)	--	(47.1)
Net income (loss)				38.9	(8.4)	(43.3)	(51.7)	(0.3)	(13.1)

Six Months Ended June 30, 2005
Operating revenues	$1,040.1	$337.6	$38.7	$1,416.4	$--	$85.8	$85.8	($3.5)	$1,498.7
Operating income (loss)	149.6	28.3	(1.5)	176.4	(6.5)	(1.3)	(7.8)	(0.3)	168.3
Income (loss) from continuing
operations				76.5	(55.8)	(5.3)	(61.1)	(0.1)	15.3
Loss from discontinued
operations, net of tax				--	(64.4)	(7.2)	(71.6)	--	(71.6)
Net income (loss)				76.5	(120.2)	(12.5)	(132.7)	(0.1)	(56.3)

Six Months Ended June 30, 2004
Operating revenues	$936.5	$327.8	$37.1	$1,301.4	$--	$70.5	$70.5	($2.5)	$1,369.4
Operating income (loss)	130.6	25.9	2.7	159.2	(5.3)	(0.9)	(6.2)	(1.2)	151.8
Income (loss) from continuing
operations				72.3	(3.5)	1.2	(2.3)	(3.5)	66.5
Income (loss) from discontinued
operations, net of tax				--	3.2	(48.7)	(45.5)	--	(45.5)
Net income (loss)				72.3	(0.3)	(47.5)	(47.8)	(3.5)	21.0

*Int'l = International

11.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and domestic utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus. At June 30, 2005 (or at previous dates for those businesses already disposed), the following businesses qualified as assets held for sale as defined by SFAS 144:

Business	Disposal Date	Segment
Non-regulated businesses:
Gas marketing	Third quarter of 2004	Non-regulated-Other
Energy management services (EMS)	Fourth quarter of 2004	Non-regulated-Other
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated-Other
Biomass facility (a)	Second quarter of 2005	Non-regulated-Other
Oil and gas gathering pipeline systems (b)	Expected in 2005	Non-regulated-Other
China (b)	Expected by June 2006	Non-regulated-International
Domestic utility businesses/properties:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Domestic utility-Other
WPL’s water utility in South Beloit, Illinois (b)	Expected in 2006	Domestic utility-Other
WPL’s electric and gas utility properties in Illinois (b)	Expected in 2006	Domestic utility-Electric and Gas
IPL’s electric and gas utility properties in Illinois (b)	Expected in 2006	Domestic utility-Electric and Gas

        (a) Qualified as assets held for sale beginning in the first of quarter of 2005.
        (b) Qualified as assets held for sale beginning in the second quarter of 2005.

Certain assets and liabilities of the businesses/properties listed previously have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at June 30, 2005 and Dec. 31, 2004. The operating results of the non-regulated businesses listed previously have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the domestic utility businesses/properties listed previously have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Operating revenues	$36.5	$62.5	$81.1	$183.7
Operating expenses:
Operating expenses (excluding valuation charges)	36.1	64.7	83.4	176.1
China business valuation charges (a)	90.1	--	101.7	--
Energy services and EMS goodwill impairment charges (b)	--	42.9	--	42.9
Other valuation charges (c)	4.8	--	15.7	--
Interest expense (d)	4.1	6.0	9.9	13.7
Interest income and other	0.1	--	(0.7)	0.9
Loss before income taxes	(98.7)	(51.1)	(128.9)	(49.9)
Income tax benefit (e)	(49.8)	(4.0)	(57.3)	(4.4)
Loss from discontinued operations, net of tax	($48.9)	($47.1)	($71.6)	($45.5)

(a)

In accordance with impairment tests for long-lived assets to be held and used within SFAS 144, Alliant Energy recorded pre-tax non-cash valuation charges of $11.6 million ($15.0 million of total valuation charges net of $3.4 million allocated to minority interests) in the first quarter of 2005 related to several of its China generating facilities.  The impairments were the result of continued downward pressure on the profitability of these generating facilities largely due to increased coal and transportation costs, as well as the increased likelihood that Alliant Energy would divest its China generating facilities before the end of their useful lives.  Alliant Energy estimated the fair value of these generating facilities by using valuation techniques based on estimated future cash flows of these generating facilities and cash flow multiples of peer group companies using available market information.

In accordance with impairment tests for long-lived assets to be disposed of by sale within SFAS 144 and impairment tests for goodwill within SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), Alliant Energy recorded additional pre-tax non-cash asset valuation charges of $90.1 million (includes $10.9 million related to goodwill), net of allocation to minority interest, in the second quarter of 2005 related to its China business as the estimated fair value, less anticipated selling costs, was below the carrying value of its China investments. The fair value of these investments deteriorated significantly during the second quarter of 2005 as a result of various developments including, but not limited to: (i) updated analyses of the China asset portfolio, including changes in the anticipated divestiture timelines and in the market and sales-related information received from Alliant Energy’s financial advisors; (ii) updated market information, including terms of recent sales of similar assets in this market; and (iii) diminution in Alliant Energy’s outlook for short-term progress regarding higher tariff relief for past and future increases in coal and transportation prices, and the impact of the related uncertainties in the marketplace regarding this issue.

(b)

In accordance with SFAS 142, Alliant Energy recorded $42.9 million of pre-tax non-cash goodwill impairment charges in the second quarter of 2004 related to its energy services and energy management services businesses, primarily due to less favorable market conditions. The fair values of these businesses were estimated using a combination of expected discounted future cash flows and market value indicators.

(c)

In accordance with impairment tests for long-lived assets to be disposed of by sale within SFAS 144, Alliant Energy recorded pre-tax valuation charges of $4.8 million (oil and gas pipeline gathering systems-$4.1 million and energy services business-$0.7 million) and $11.6 million (energy services business-$6.1 million, oil and gas pipeline gathering systems-$4.1 million and biomass facility-$1.4 million) during the three and six months ended June 30, 2005, respectively, to reflect updated estimates of the market value, less selling costs, of various other non-regulated assets classified as held for sale. An additional $4.1 million pre-tax valuation charge was also recorded in the first quarter of 2005 for the anticipated payment by Alliant Energy under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility. Such obligation was paid by Alliant Energy in June 2005.

(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China business based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of its China business. The amount of interest expense allocated to its China business was $3.0 million and $6.2 million for the three and six months ended June 30, 2005, and $3.3 million and $6.7 million for the three and six months ended June 30, 2004, respectively.

(e)

The provision for income taxes for the three and six months ended June 30, 2004 was significantly different from the federal statutory rate of 35% due to the goodwill impairment charges recorded in the second quarter of 2004. As of June 30, 2004, Alliant Energy anticipated that a significant portion of the temporary difference resulting from the goodwill impairment charges would more likely than not reverse in the form of capital losses for tax purposes. Based on Alliant Energy’s capital loss carryforward position at June 30, 2004 and the likelihood at that time regarding its ability to utilize these capital losses before they expired, Alliant Energy recorded a valuation allowance on a significant portion of the deferred tax assets associated with the goodwill impairment charges.

The provision for income taxes for the three months ended June 30, 2005 included the reversal of deferred tax asset valuation allowances related to the China business valuation charges recorded in the first quarter of 2005. Based on additional information that became available in the second quarter of 2005, Alliant Energy now believes it will generate sufficient capital gains in the future to utilize the tax benefits of these capital losses resulting in the reversal of the deferred tax asset valuation allowance.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	June 30, 2005	Dec. 31, 2004
Assets held for sale:
Property, plant and equipment, net	$173.1	$286.0
Current assets (including cash)	102.0	129.8
Investments	9.2	17.4
Other assets	15.3	51.3
Total assets held for sale	299.6	484.5
Liabilities held for sale:
Long-term debt (excluding current portion)	8.7	10.2
Current liabilities	78.6	78.1
Other long-term liabilities and deferred credits	43.6	61.7
Total liabilities held for sale	130.9	150.0
Net assets held for sale	$168.7	$334.5

A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in millions):

	2005	2004
Net cash flows from (used for) operating activities	($3.0)	$58.5
Net cash flows used for investing activities	(6.4)	(3.3)
Net cash flows used for financing activities	(3.8)	(47.8)
Net increase (decrease) in cash and temporary cash investments	(13.2)	7.4
Cash and temporary cash investments at beginning of period	62.1	62.8
Cash and temporary cash investments at end of period	$48.9	$70.2
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$1.3	$1.2
Income taxes, net of refunds	($1.1)	$0.7

Cash and temporary cash investments at the end of the period were included in “Current assets - assets held for sale” on Alliant Energy’s Condensed Consolidated Balance Sheets.

Alliant Energy has also announced its intention to sell, or has completed the sale of, the following additional domestic utility assets and non-regulated business in order to further narrow its strategic focus. However, these assets did not qualify as assets held for sale or discontinued operations at June 30, 2005:

• IPL’s 70% interest in the Duane Arnold Energy Center (DAEC), a 598 MW nuclear generating facility near Palo, Iowa (Note 13);
• WPL’s 41% interest in Kewaunee, a 574 MW nuclear generating facility near Kewaunee, Wisconsin (Note 12); and

•      Alliant Energy’s investment in LDMU, a Mexican development company that is developing a master-planned resort community in Mexico (Note 7(a)). Alliant Energy expects to reclassify the accounting for this investment as discontinued operations in the second half of 2005.

12.	SALE OF WPL’S INTEREST IN KEWAUNEE

In July 2005, WPL completed the sale of its interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion). WPL received approximately $79 million at closing which was used for debt reduction at WPL. The sales proceeds are subject to various post-closing adjustments and an indemnity by WPL to cover certain potential costs Dominion may incur related to the recent unplanned outage at Kewaunee.

WPL previously established two decommissioning funds to cover the eventual decommissioning of Kewaunee. Upon the sale closing, Dominion received WPL’s qualified decommissioning trust assets which had a value of $172 million as of June 30, 2005 and assumed responsibility for the eventual decommissioning of Kewaunee. WPL retained ownership of the non-qualified decommissioning trust assets, which had a pre-tax value of $81 million (after-tax value of $72 million) as of June 30, 2005. In July 2005, WPL liquidated its non-qualified decommissioning trust assets and used a majority of the proceeds to repay short-term debt. In June 2005, the PSCW authorized the retail portion (approximately $56 million on a pre-tax basis) of the non-qualified decommissioning trust assets to be returned to customers over a two-year period through reduced rates. Determination of the amount of the refund to customers of the wholesale portion of the non-qualified decommissioning trust assets is being addressed in WPL’s current wholesale rate case.

WPL expects the sale of Kewaunee’s net assets will result in a loss, however the PSCW has approved the deferral of any gain or loss and related costs of the sale. Because any loss realized is expected to be recovered from customers and the retained decommissioning fund will be returned to customers through a reduction in rates, WPL does not expect this transaction will have a significant impact on its operating results. As of June 30, 2005, WPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$172	Asset retirement obligations (AROs)	$207
Property, plant and equipment, net *	85	Regulatory liabilities	46
Other	77		$253
	$334

* Includes nuclear fuel, net of amortization

As of June 30, 2005, WPL’s assets and liabilities disclosed above did not meet the criteria to be classified as held for sale because Kewaunee was not available for immediate sale due to the unplanned outage.

Upon closing of the sale, WPL entered into a long-term purchased power agreement with Dominion to purchase energy and capacity virtually equivalent to the amounts received had current ownership continued. The purchased power agreement extends through 2013, at which time Kewaunee’s current operating license will expire. WPL’s future minimum payments related to this agreement are $31 million from July through December 2005, $68 million for 2006, $70 million for 2007, $62 million for 2008, $74 million for 2009 and $247 million for 2010 and thereafter. In April 2004, WPL entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WPL and Wisconsin Public Service Corporation for new purchased power agreements for the parties’ respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period extends until December 2011. Under the purchased power agreement, if Kewaunee is off-line for a forced outage during the term of the agreement, Dominion has the obligation to provide replacement power to WPL or pay performance damages to WPL which are based on the amount of energy not delivered and the price of energy in the market at the Kewaunee pricing location during the forced outage.

13.	PROPOSED SALE OF IPL’S INTEREST IN DAEC

In July 2005, IPL signed a definitive agreement to sell its 70% ownership interest in DAEC to FPL Energy, LLC (FPL Energy), a subsidiary of FPL Group, Inc. As part of the agreement, FPL Energy agreed to purchase IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and material and supplies) for approximately $380 million. In addition, the agreement contemplates that IPL’s affiliates will sell other related assets to FPL Energy for an additional $7 million. The purchase price is subject to various adjustments at closing. The agreement also contemplates that IPL will transfer the equivalent of $203 million of nuclear decommissioning trust assets and cash to FPL Energy at closing in connection with FPL Energy assuming responsibility for the eventual decommissioning of the facility. IPL will also make cash payments to FPL Energy at closing in connection with FPL Energy’s assumption of certain other liabilities related to DAEC. In addition, the purchase price will be reduced by $128,000 for each day that the closing occurs after Jan. 31, 2006. Pending various regulatory approvals, including those from the Iowa Utilities Board (IUB), PSCW, MPUC, Illinois Commerce Commission (ICC), Federal Energy Regulatory Commission (FERC) and Nuclear Regulatory Commission, and the satisfaction of other closing conditions, the transaction is expected to be completed by the first quarter of 2006. IPL currently anticipates the net proceeds from the asset sale will be available for general corporate purposes including the payment of its nuclear fuel capital lease obligation at closing and debt retirement at IPL.

The cash proceeds, after certain transaction costs, from the sale are currently expected to exceed IPL’s carrying value of the net assets being sold. The regulatory treatment of such gain will be addressed as part of the regulatory approval process for the proposed sale, thus IPL is unable to determine if the sale will have a significant impact on its operating results. As of June 30, 2005, IPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$177	AROs	$174
Property, plant and equipment, net *	255	Regulatory liabilities	47
Other	32		$221
	$464
* Includes nuclear fuel, net of amortization

As of June 30, 2005, IPL’s assets and liabilities in the previous table did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process.

At the closing of the sale, IPL will enter into a long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement will extend through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the purchased power agreement is anticipated to result in costs for IPL’s electric customers similar to the anticipated costs under IPL’s continued ownership. The fixed monthly capacity payment in the agreement corresponds to IPL’s projected revenue requirement, which would continue to be reflected in its base rates. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. This will ultimately result in a reduction in the DAEC component of the energy adjustment clause recovered from customers. The converse is also true if the delivered energy exceeds the target amount. Under the purchased power agreement, if DAEC is off-line for a planned or forced outage during the term of the agreement, FPL Energy has the option, but not the obligation, to provide replacement power to IPL. However, at any time that FPL Energy is not delivering energy to IPL, IPL has no obligation to make any payments to FPL Energy.

14.	ASSET RETIREMENT OBLIGATIONS

Alliant Energy’s AROs primarily relate to the decommissioning costs for Kewaunee and DAEC. Refer to Notes 12 and 13 for information regarding the sale of WPL’s interest in Kewaunee in July 2005 and the proposed sale of IPL’s interest in DAEC, respectively. Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143), a reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	2005			2004
	IPL	WPL	Total	IPL	WPL	Total
Balance at Jan. 1	$168.4	$200.9	$369.3	$158.3	$187.4	$345.7
Accretion expense	5.3	7.1	12.4	5.0	6.6	11.6
Balance at June 30	$173.7	$208.0	$381.7	$163.3	$194.0	$357.3

15.	VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties for the Riverside and RockGen plant agreements to determine whether the counterparties are variable interest entities per Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL, and can sell their energy output to both WPL and IPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. The costs related to these agreements were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Riverside*	$0.1	$0.1	$0.5	$0.1	$20.8	$7.2	$28.3	$7.2
RockGen	--	--	--	--	3.7	6.0	10.8	23.3

*The Riverside plant was placed in service in June 2004.

16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended June 30, 2005			(in millions)

Operating revenues:
Domestic utility:
Electric	$-	$-	$541.3	$-	$541.3
Gas	-	-	92.3	-	92.3
Other	-	-	19.4	-	19.4
Non-regulated	-	48.6	83.3	(85.0)	46.9

	-	48.6	736.3	(85.0)	699.9

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	242.8	-	242.8
Cost of gas sold	-	-	57.8	-	57.8
Other operation and maintenance	-	-	170.5	-	170.5
Non-regulated operation and maintenance	0.4	43.5	75.2	(76.9)	42.2
Depreciation and amortization	-	5.1	82.2	(5.5)	81.8
Taxes other than income taxes	-	1.4	24.2	(2.3)	23.3

	0.4	50.0	652.7	(84.7)	618.4

Operating income (loss)	(0.4)	(1.4)	83.6	(0.3)	81.5

Interest expense and other:
Interest expense	0.1	18.1	28.8	(2.6)	44.4
Equity income from unconsolidated investments	-	(10.2)	(6.1)	-	(16.3)
Allowance for funds used during construction	-	-	(2.8)	-	(2.8)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Asset valuation charge - Brazil investments	-	96.2	-	-	96.2
Interest income and other	55.6	(7.3)	(0.9)	(54.7)	(7.3)

	55.7	96.8	23.7	(57.3)	118.9

Income (loss) from continuing operations before income taxes	(56.1)	(98.2)	59.9	57.0	(37.4)

Income tax expense (benefit)	2.6	(55.7)	25.3	0.2	(27.6)

Income (loss) from continuing operations	(58.7)	(42.5)	34.6	56.8	(9.8)

Loss from discontinued operations, net of tax	-	(48.9)	-	-	(48.9)

Net income (loss)	($58.7)	($91.4)	$34.6	$56.8	($58.7)

Three Months Ended June 30, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$468.6	$-	$468.6
Gas	-	-	78.9	-	78.9
Other	-	-	17.7	-	17.7
Non-regulated	-	35.7	83.0	(84.2)	34.5

	-	35.7	648.2	(84.2)	599.7

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	172.2	-	172.2
Cost of gas sold	-	-	48.4	-	48.4
Other operation and maintenance	-	-	161.7	-	161.7
Non-regulated operation and maintenance	0.9	31.1	75.5	(76.9)	30.6
Depreciation and amortization	-	4.3	78.8	(4.5)	78.6
Taxes other than income taxes	-	1.5	25.9	(1.9)	25.5

	0.9	36.9	562.5	(83.3)	517.0

Operating income (loss)	(0.9)	(1.2)	85.7	(0.9)	82.7

Interest expense and other:
Interest expense	0.3	18.5	25.4	(0.9)	43.3
Equity (income) loss from unconsolidated investments	-	0.4	(6.1)	-	(5.7)
Allowance for funds used during construction	-	-	(5.7)	-	(5.7)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	12.6	(2.9)	(0.8)	(12.6)	(3.7)

	12.9	16.0	17.5	(13.5)	32.9

Income (loss) from continuing operations before income taxes	(13.8)	(17.2)	68.2	12.6	49.8

Income tax expense (benefit)	(0.7)	(12.6)	29.3	(0.2)	15.8

Income (loss) from continuing operations	(13.1)	(4.6)	38.9	12.8	34.0

Loss from discontinued operations, net of tax	-	(47.1)	-	-	(47.1)

Net income (loss)	($13.1)	($51.7)	$38.9	$12.8	($13.1)

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2005			(in millions)

Operating revenues:
Domestic utility:
Electric	$-	$-	$1,040.1	$-	$1,040.1
Gas	-	-	337.6	-	337.6
Other	-	-	38.7	-	38.7
Non-regulated	-	85.8	154.5	(158.0)	82.3

	-	85.8	1,570.9	(158.0)	1,498.7

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	452.1	-	452.1
Cost of gas sold	-	-	236.9	-	236.9
Other operation and maintenance	-	-	351.7	-	351.7
Non-regulated operation and maintenance	0.4	81.0	138.9	(142.3)	78.0
Depreciation and amortization	0.1	9.6	163.1	(10.8)	162.0
Taxes other than income taxes	-	3.0	50.9	(4.2)	49.7

	0.5	93.6	1,393.6	(157.3)	1,330.4

Operating income (loss)	(0.5)	(7.8)	177.3	(0.7)	168.3

Interest expense and other:
Interest expense	0.1	36.1	56.1	(3.7)	88.6
Loss on early extinguishment of debt	-	16.0	-	-	16.0
Equity income from unconsolidated investments	-	(6.5)	(12.1)	-	(18.6)
Allowance for funds used during construction	-	-	(5.4)	-	(5.4)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Asset valuation charge - Brazil investments	-	96.2	-	-	96.2
Interest income and other	54.5	(13.3)	(1.9)	(53.8)	(14.5)

	54.6	128.5	46.1	(57.5)	171.7

Income (loss) from continuing operations before income taxes	(55.1)	(136.3)	131.2	56.8	(3.4)

Income tax expense (benefit)	1.2	(75.2)	54.8	0.5	(18.7)

Income (loss) from continuing operations	(56.3)	(61.1)	76.4	56.3	15.3

Loss from discontinued operations, net of tax	-	(71.6)	-	-	(71.6)

Net income (loss)	($56.3)	($132.7)	$76.4	$56.3	($56.3)

Six Months Ended June 30, 2004
Operating revenues:
Domestic utility:
Electric	$-	$-	$936.5	$-	$936.5
Gas	-	-	327.8	-	327.8
Other	-	-	37.1	-	37.1
Non-regulated	-	70.5	164.6	(167.1)	68.0

	-	70.5	1,466.0	(167.1)	1,369.4

Operating expenses:
Domestic utility:
Electric production fuel and purchased power	-	-	370.3	-	370.3
Cost of gas sold	-	-	233.1	-	233.1
Other operation and maintenance	-	-	342.1	-	342.1
Non-regulated operation and maintenance	1.2	64.5	149.8	(152.5)	63.0
Depreciation and amortization	-	8.7	157.7	(8.9)	157.5
Taxes other than income taxes	-	3.5	51.9	(3.8)	51.6

	1.2	76.7	1,304.9	(165.2)	1,217.6

Operating income (loss)	(1.2)	(6.2)	161.1	(1.9)	151.8

Interest expense and other:
Interest expense	0.5	37.3	50.1	(1.8)	86.1
Loss on early extinguishment of debt	-	5.4	-	-	5.4
Equity income from unconsolidated investments	-	(11.1)	(10.8)	-	(21.9)
Allowance for funds used during construction	-	-	(12.9)	0.1	(12.8)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(24.8)	(10.8)	(1.3)	24.6	(12.3)

	(24.3)	20.8	34.5	22.9	53.9

Income (loss) from continuing operations before income taxes	23.1	(27.0)	126.6	(24.8)	97.9

Income tax expense (benefit)	2.1	(24.7)	54.3	(0.3)	31.4

Income (loss) from continuing operations	21.0	(2.3)	72.3	(24.5)	66.5

Loss from discontinued operations, net of tax	-	(45.5)	-	-	(45.5)

Net income (loss)	$21.0	($47.8)	$72.3	($24.5)	$21.0

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2005 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS			(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,521.9	$-	$6,521.9
Other plant in service	-	-	1,202.1	-	1,202.1
Accumulated depreciation	-	-	(3,250.6)	-	(3,250.6)
Leased Sheboygan Falls Energy Facility, net	-	-	122.0	(122.0)	-
Other, net	-	-	229.5	-	229.5

Total domestic utility	-	-	4,824.9	(122.0)	4,702.9

Non-regulated and other	-	287.9	57.9	137.6	483.4

	-	287.9	4,882.8	15.6	5,186.3

Current assets:
Cash and temporary cash investments	92.2	98.7	50.7	-	241.6
Restricted cash	-	2.6	16.1	-	18.7
Income tax refunds receivable	-	13.7	6.5	(11.7)	8.5
Production fuel, at average cost	-	-	53.5	-	53.5
Gas stored underground, at average cost	-	-	26.6	-	26.6
Assets held for sale	-	239.4	60.2	-	299.6
Other	64.1	58.6	428.9	(122.7)	428.9

	156.3	413.0	642.5	(134.4)	1,077.4

Investments:
Consolidated subsidiaries	2,260.4	-	-	(2,260.4)	-
Other	13.9	455.7	605.3	-	1,074.9

	2,274.3	455.7	605.3	(2,260.4)	1,074.9

Other assets	5.4	206.6	721.3	(191.3)	742.0

Total assets	$2,436.0	$1,363.2	$6,851.9	($2,570.5)	$8,080.6

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,775.4	$251.1	$1,375.2	($1,626.3)	$1,775.4
Retained earnings	754.8	(88.6)	818.0	(729.4)	754.8
Accumulated other comprehensive loss	(95.3)	(74.5)	(20.8)	95.3	(95.3)
Shares in deferred compensation trust	(6.9)	-	-	-	(6.9)

Total common equity	2,428.0	88.0	2,172.4	(2,260.4)	2,428.0

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	754.2	1,392.3	-	2,146.5

	2,428.0	842.2	3,808.5	(2,260.4)	4,818.3

Current liabilities:
Current maturities	-	111.6	103.6	-	215.2
Capital lease obligations	-	0.1	44.2	(1.8)	42.5
Accrued payroll and vacation	-	5.3	37.8	-	43.1
Liabilities held for sale	-	122.9	8.0	-	130.9
Other	7.3	140.1	583.2	(133.7)	596.9

	7.3	380.0	776.8	(135.5)	1,028.6

Other long-term liabilities and deferred credits:
Capital lease obligations	-	0.9	149.8	(120.6)	30.1
Other	0.7	135.4	2,116.8	(54.0)	2,198.9

	0.7	136.3	2,266.6	(174.6)	2,229.0

Minority interest	-	4.7	-	-	4.7

Total capitalization and liabilities	$2,436.0	$1,363.2	$6,851.9	($2,570.5)	$8,080.6

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2004 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Domestic utility:
Electric plant in service	$-	$-	$6,330.0	$-	$6,330.0
Other plant in service	-	-	1,175.6	-	1,175.6
Accumulated depreciation	-	-	(3,137.3)	-	(3,137.3)
Other, net	-	-	249.0	-	249.0

Total domestic utility	-	-	4,617.3	-	4,617.3

Non-regulated and other	-	328.4	65.1	(0.1)	393.4

	-	328.4	4,682.4	(0.1)	5,010.7

Current assets:
Cash and temporary cash investments	101.1	66.9	34.4	-	202.4
Restricted cash	-	8.4	4.8	-	13.2
Income tax refunds receivable	0.5	20.2	2.8	(7.3)	16.2
Production fuel, at average cost	-	-	42.5	-	42.5
Gas stored underground, at average cost	-	-	64.9	-	64.9
Assets held for sale	-	422.8	61.7	-	484.5
Other	0.7	43.1	523.6	(49.1)	518.3

	102.3	561.4	734.7	(56.4)	1,342.0

Investments:
Consolidated subsidiaries	2,443.3	-	-	(2,443.3)	-
Other	13.2	579.5	596.6	-	1,189.3

	2,456.5	579.5	596.6	(2,443.3)	1,189.3

Other assets	7.2	61.8	714.4	(50.2)	733.2

Total assets	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,763.3	$250.4	$1,374.9	($1,625.3)	$1,763.3
Retained earnings	871.9	44.1	841.0	(885.1)	871.9
Accumulated other comprehensive loss	(67.1)	(46.2)	(20.9)	67.1	(67.1)
Shares in deferred compensation trust	(6.7)	-	-	-	(6.7)

Total common equity	2,561.4	248.3	2,195.0	(2,443.3)	2,561.4

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	889.8	1,399.6	-	2,289.4

	2,561.4	1,138.1	3,838.4	(2,443.3)	5,094.6

Current liabilities:
Current maturities	-	5.9	90.6	-	96.5
Captial lease obligations	-	0.1	13.6	-	13.7
Accrued payroll and vacation	-	4.6	29.2	-	33.8
Liabilities held for sale	-	142.3	7.7	-	150.0
Other	3.5	79.0	625.4	(56.5)	651.4

	3.5	231.9	766.5	(56.5)	945.4

Other long-term liabilities and deferred credits:
Capital lease obligations	-	1.0	62.3	-	63.3
Other	1.1	155.3	2,060.9	(50.2)	2,167.1

	1.1	156.3	2,123.2	(50.2)	2,230.4

Minority interest	-	4.8	-	-	4.8

Total capitalization and liabilities	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2005			(in millions)

Net cash flows from (used for) operating activities	($55.5)	($0.2)	$372.4	$46.7	$363.4

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(216.3)	-	(216.3)
Non-regulated businesses	-	(40.0)	-	-	(40.0)
Alliant Energy Corporate Services, Inc.	-	-	(3.4)	-	(3.4)
Proceeds from asset sales	-	40.9	-	-	40.9
Other	155.2	20.2	(27.5)	(154.6)	(6.7)

Net cash flows from (used for) investing activities	155.2	21.1	(247.2)	(154.6)	(225.5)

Cash flows from (used for) financing activities:
Common stock dividends	(60.8)	-	(99.4)	99.4	(60.8)
Proceeds from issuance of common stock	12.2	-	-	-	12.2
Proceeds from issuance of long-term debt	-	70.0	38.4	-	108.4
Reductions in long-term debt	-	(102.8)	(33.1)	-	(135.9)
Net change in commercial paper and other short-term borrowings	(60.1)	60.2	7.9	-	8.0
Net change in loans with discontinued operations	-	(2.5)	-	-	(2.5)
Other	0.1	(14.0)	(22.7)	8.5	(28.1)

Net cash flows from (used for) financing activities	(108.6)	10.9	(108.9)	107.9	(98.7)

Net increase (decrease) in cash and temporary cash investments	(8.9)	31.8	16.3	-	39.2

Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	-	202.4

Cash and temporary cash investments at end of period	$92.2	$98.7	$50.7	$-	$241.6

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$35.8	$53.7	$-	$89.6

Income taxes, net of refunds	($4.8)	($31.3)	$53.6	$-	$17.5

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$123.7	($122.5)	$1.2

Six Months Ended June 30, 2004

Net cash flows from (used for) operating activities	$11.9	($44.8)	$285.4	($33.8)	$218.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Domestic utility business	-	-	(259.5)	-	(259.5)
Non-regulated businesses	-	(24.9)	-	-	(24.9)
Alliant Energy Corporate Services, Inc.	-	-	(7.8)	-	(7.8)
Proceeds from asset sales	-	3.2	0.4	-	3.6
Other	20.0	(1.2)	(11.8)	(19.7)	(12.7)

Net cash flows from (used for) investing activities	20.0	(22.9)	(278.7)	(19.7)	(301.3)

Cash flows from (used for) financing activities:
Common stock dividends	(55.5)	-	(94.5)	94.5	(55.5)
Proceeds from issuance of common stock	50.7	-	-	-	50.7
Proceeds from issuance of long-term debt	-	0.2	100.0	-	100.2
Reductions in long-term debt	-	(22.5)	(62.0)	-	(84.5)
Net change in commercial paper and other short-term borrowings	0.9	(0.1)	(20.3)	-	(19.5)
Net change in loans with discontinued operations	-	43.8	-	-	43.8
Other	0.2	(5.0)	32.7	(41.0)	(13.1)

Net cash flows from (used for) financing activities	(3.7)	16.4	(44.1)	53.5	22.1

Net increase (decrease) in cash and temporary cash investments	28.2	(51.3)	(37.4)	-	(60.5)

Cash and temporary cash investments at beginning of period	35.8	81.5	62.1	-	179.4

Cash and temporary cash investments at end of period	$64.0	$30.2	$24.7	$-	$118.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$37.8	$48.2	$-	$86.1

Income taxes, net of refunds	($1.8)	$10.5	$13.9	$-	$22.6

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$1.8	$-	$1.8

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

	(in millions)
Operating revenues:
Electric utility	$294.3	$239.9	$564.1	$482.2
Gas utility	39.9	40.7	175.3	178.4
Steam and other	15.7	14.0	32.8	30.8

	349.9	294.6	772.2	691.4

Operating expenses:
Electric production fuel and purchased power	108.1	74.8	195.2	160.6
Cost of gas sold	23.0	25.9	127.5	133.2
Other operation and maintenance	100.5	98.3	214.2	204.2
Depreciation and amortization	49.3	47.4	97.9	94.7
Taxes other than income taxes	13.5	14.7	29.0	29.7

	294.4	261.1	663.8	622.4

Operating income	55.5	33.5	108.4	69.0

Interest expense and other:
Interest expense	17.8	16.5	35.3	31.8
Allowance for funds used during construction	(1.9)	(4.6)	(3.7)	(10.8)
Interest income and other	(0.5)	(0.5)	(0.9)	(0.9)

	15.4	11.4	30.7	20.1

Income before income taxes	40.1	22.1	77.7	48.9

Income taxes	16.4	9.7	31.5	20.7

Net income	23.7	12.4	46.2	28.2

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$19.9	$8.6	$38.5	$20.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,327.0	$4,220.2
Gas plant in service	349.5	345.1
Steam plant in service	60.7	60.2
Other plant in service	223.0	215.7
Accumulated depreciation	(2,026.6)	(1,954.0)

Net plant	2,933.6	2,887.2
Construction work in progress	113.4	104.8
Other, less accumulated depreciation	46.4	51.0

	3,093.4	3,043.0

Current assets:
Cash and temporary cash investments	0.8	0.1
Restricted cash	13.8	2.6
Accounts receivable:
Customer, less allowance for doubtful accounts	26.8	95.3
Associated companies	1.8	1.8
Other, less allowance for doubtful accounts	23.9	25.4
Production fuel, at average cost	38.0	26.5
Materials and supplies, at average cost	28.0	30.5
Gas stored underground, at average cost	10.1	34.6
Regulatory assets	36.4	40.6
Assets held for sale	29.6	30.1
Other	7.7	10.2

	216.9	297.7

Investments:
Nuclear decommissioning trust funds	177.3	170.0
Other	15.2	14.9

	192.5	184.9

Other assets:
Regulatory assets	302.1	296.3
Deferred charges and other	46.5	47.2

	348.6	343.5

Total assets	$3,851.4	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.4	746.3
Retained earnings	364.3	380.7
Accumulated other comprehensive loss	(18.1)	(18.1)

Total common equity	1,126.0	1,142.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	953.0	960.4

	2,262.8	2,286.5

Current liabilities:
Current maturities	15.7	2.7
Commercial paper	45.0	36.0
Capital lease obligations	42.1	13.7
Accounts payable	91.0	125.5
Accounts payable to associated companies	13.6	21.0
Accrued interest	16.6	16.8
Accrued taxes	72.1	68.1
Liabilities held for sale	5.2	5.0
Other	37.0	43.8

	338.3	332.6

Other long-term liabilities and deferred credits:
Deferred income taxes	442.5	433.0
Deferred investment tax credits	22.5	24.1
Regulatory liabilities	437.4	428.3
Asset retirement obligations	173.7	168.4
Pension and other benefit obligations	82.3	77.4
Capital lease obligations	29.2	62.3
Other	62.7	56.5

	1,250.3	1,250.0

Total capitalization and liabilities	$3,851.4	$3,869.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$46.2	$28.2
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	97.9	94.7
Other amortizations	9.4	10.8
Deferred tax expense and investment tax credits	2.1	17.5
Other	(10.3)	(5.5)
Other changes in assets and liabilities:
Accounts receivable	20.0	42.4
Sale of accounts receivable	50.0	(25.0)
Income tax refunds receivable	1.8	13.6
Gas stored underground	24.5	10.6
Accounts payable	(23.6)	(1.2)
Benefit obligations and other	16.3	11.0

Net cash flows from operating activities	234.3	197.1

Cash flows used for investing activities:
Utility construction expenditures	(132.7)	(170.0)
Nuclear decommissioning trust funds	(6.6)	(5.9)
Other	(33.2)	(20.3)

Net cash flows used for investing activities	(172.5)	(196.2)

Cash flows used for financing activities:
Common stock dividends	(54.9)	(50.0)
Preferred stock dividends	(7.7)	(7.7)
Capital contribution from parent	-	50.0
Proceeds from issuance of long-term debt	38.4	100.0
Reductions in long-term debt	(33.1)	-
Net change in commercial paper	9.0	(87.0)
Principal payments under capital lease obligations	(6.8)	(6.1)
Other	(6.0)	(2.1)

Net cash flows used for financing activities	(61.1)	(2.9)

Net increase (decrease) in cash and temporary cash investments	0.7	(2.0)

Cash and temporary cash investments at beginning of period	0.1	2.1

Cash and temporary cash investments at end of period	$0.8	$0.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$36.0	$31.4

Income taxes, net of refunds	$20.8	($6.1)

Noncash investing and financing activities:
Capital lease obligations incurred	$1.2	$1.8

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004, the condensed consolidated financial position at June 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been made. Because of the seasonal nature of IPL’s operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets and liabilities held for sale pursuant to SFAS 144.

2.	COMPREHENSIVE INCOME

For the three and six months ended June 30, 2005 and 2004, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

5.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.7	$1.5	$3.3	$3.0	$0.9	$0.8	$1.8	$1.7
Interest cost	3.4	3.2	6.9	6.4	1.9	1.8	3.9	3.8
Expected return on plan assets	(4.0)	(3.3)	(8.0)	(6.7)	(1.3)	(1.2)	(2.6)	(2.4)
Amortization of:
Transition obligation (asset)	--	(0.1)	(0.1)	(0.1)	0.2	0.2	0.4	0.4
Prior service cost	0.3	0.3	0.6	0.6	(0.2)	(0.2)	(0.4)	(0.3)
Actuarial loss	0.5	0.5	1.0	1.0	0.9	0.6	1.7	1.6
	$1.9	$2.1	$3.7	$4.2	$2.4	$2.0	$4.8	$4.8

In the previous table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL, and the other postretirement benefits costs represent those respective costs for all IPL employees. In addition, Corporate Services provides services to IPL. The following table includes pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and six months ended June 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Non-bargaining IPL employees
participating in other plans	$0.4	$0.8	$0.7	$1.5	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.7	0.8	1.5	1.7	$0.8	$0.6	$1.6	$1.2

In addition, in the second quarter of 2005, IPL recognized special termination benefits costs related to certain pension and other postretirement benefits plans of $0.1 million and $0.6 million, respectively, as a result of the elimination of certain corporate and operations support positions during the second quarter of 2005.

IPL estimates that funding for the qualified pension plans for the bargaining units and other postretirement benefits plans for 2005 will be approximately $1 million and $13 million, of which $0 and $6 million, respectively, has been contributed through June 30, 2005.

9.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of June 30, 2005, IPL’s minimum commitments for July 1, 2005 and beyond for purchased power, coal and natural gas were $4 million, $94 million and $121 million, respectively. In addition, for July 1, 2005 and beyond, system-wide purchased power contracts of $75 million and coal contracts of $170 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

10.	SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2005
Operating revenues	$294.3	$39.9	$15.7	$349.9
Operating income (loss)	55.1	(0.3)	0.7	55.5
Earnings available for common stock				19.9

Three Months Ended June 30, 2004
Operating revenues	$239.9	$40.7	$14.0	$294.6
Operating income (loss)	33.7	(2.3)	2.1	33.5
Earnings available for common stock				8.6

Six Months Ended June 30, 2005
Operating revenues	$564.1	$175.3	$32.8	$772.2
Operating income	101.3	5.5	1.6	108.4
Earnings available for common stock				38.5

Six Months Ended June 30, 2004
Operating revenues	$482.2	$178.4	$30.8	$691.4
Operating income	57.2	7.3	4.5	69.0
Earnings available for common stock				20.5

11.	ASSETS AND LIABILITIES HELD FOR SALE

IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s Illinois electric and gas utility properties were not reported as discontinued operations at June 30, 2005. The components of assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30,	Dec. 31,
	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$31.7	$31.6
Gas plant in service	13.0	12.9
Accumulated depreciation	(16.6)	(15.9)
Net plant	28.1	28.6
Construction work in progress	0.4	0.2
Property, plant and equipment, net	28.5	28.8
Current assets	0.1	0.1
Other assets	1.0	1.2
Total assets held for sale	29.6	30.1
Liabilities held for sale:
Long-term liabilities	5.2	5.0
Net assets held for sale	$24.4	$25.1

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

	(in millions)
Operating revenues:
Electric utility	$247.0	$228.7	$476.0	$454.3
Gas utility	52.4	38.2	162.3	149.4
Other	3.7	3.7	5.9	6.3

	303.1	270.6	644.2	610.0

Operating expenses:
Electric production fuel and purchased power	134.7	97.4	256.9	209.7
Cost of gas sold	34.8	22.5	109.4	99.9
Other operation and maintenance	70.0	63.4	137.5	137.9
Depreciation and amortization	27.6	26.9	54.7	54.0
Taxes other than income taxes	8.6	9.1	17.8	18.3

	275.7	219.3	576.3	519.8

Operating income	27.4	51.3	67.9	90.2

Interest expense and other:
Interest expense	10.1	8.0	18.9	16.4
Equity income from unconsolidated investments	(5.9)	(6.2)	(11.8)	(10.8)
Allowance for funds used during construction	(0.9)	(1.1)	(1.7)	(2.0)
Interest income and other	(0.7)	(0.2)	(0.7)	(0.2)

	2.6	0.5	4.7	3.4

Income before income taxes	24.8	50.8	63.2	86.8

Income taxes	9.2	19.6	23.7	33.3

Net income	15.6	31.2	39.5	53.5

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$14.7	$30.3	$37.8	$51.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,194.9	$2,109.8
Gas plant in service	310.0	304.1
Other plant in service	258.9	250.5
Accumulated depreciation	(1,224.0)	(1,183.3)

Net plant	1,539.8	1,481.1
Leased Sheboygan Falls Energy Facility, less accumulated amortization	122.0	-
Construction work in progress	51.9	74.6
Other, less accumulated depreciation	17.8	18.6

	1,731.5	1,574.3

Current assets:
Cash and temporary cash investments	1.3	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts	124.6	139.7
Other, less allowance for doubtful accounts	26.0	30.5
Production fuel, at average cost	15.5	16.0
Materials and supplies, at average cost	23.8	24.2
Gas stored underground, at average cost	16.5	30.3
Regulatory assets	26.9	21.1
Prepaid gross receipts tax	30.3	33.0
Assets held for sale	30.6	31.6
Other	22.0	18.5

	317.5	345.0

Investments:
Nuclear decommissioning trust funds	244.3	243.2
Investment in American Transmission Company LLC and other	165.1	165.1

	409.4	408.3

Other assets:
Regulatory assets	156.2	128.6
Deferred charges and other	174.4	199.9

	330.6	328.5

Total assets	$2,789.0	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.8	525.7
Retained earnings	455.0	461.7
Accumulated other comprehensive loss	(2.7)	(2.7)

Total common equity	1,044.3	1,050.9

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	364.3	364.2

	1,468.6	1,475.1

Current liabilities:
Current maturities	88.0	88.0
Variable rate demand bonds	39.1	39.1
Commercial paper	46.0	47.0
Accounts payable	86.6	91.0
Accounts payable to associated companies	26.6	20.3
Regulatory liabilities	19.5	23.8
Liabilities held for sale	2.8	2.7
Other	41.3	39.5

	349.9	351.4

Other long-term liabilities and deferred credits:
Deferred income taxes	236.5	232.6
Deferred investment tax credits	19.1	19.9
Regulatory liabilities	218.6	214.9
Asset retirement obligations	208.0	200.9
Capital lease obligations - Sheboygan Falls Energy Facility	120.6	-
Pension and other benefit obligations	91.1	85.7
Other	76.6	75.6

	970.5	829.6

Total capitalization and liabilities	$2,789.0	$2,656.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004

	(in millions)
Cash flows from operating activities:
Net income	$39.5	$53.5
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	54.7	54.0
Other amortizations	18.1	21.2
Deferred tax expense and investment tax credits	2.2	8.2
Equity income from unconsolidated investments	(11.8)	(10.8)
Distributions from equity method investments	11.8	10.5
Other	0.5	(1.6)
Other changes in assets and liabilities:
Accounts receivable	19.6	12.0
Sale of accounts receivable	-	(50.0)
Gas stored underground	13.8	6.1
Deferral of expenditures associated with the Kewaunee outage	(18.4)	-
Accounts payable	12.4	(3.2)
Benefit obligations and other	(9.7)	(2.4)

Net cash flows from operating activities	132.7	97.5

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(83.6)	(89.5)
Other	1.3	6.6

Net cash flows used for investing activities	(82.3)	(82.9)

Cash flows used for financing activities:
Common stock dividends	(44.5)	(44.5)
Preferred stock dividends	(1.7)	(1.7)
Reductions in long-term debt	-	(62.0)
Net change in commercial paper	(1.0)	67.5
Other	(2.0)	(0.9)

Net cash flows used for financing activities	(49.2)	(41.6)

Net increase (decrease) in cash and temporary cash investments	1.2	(27.0)

Cash and temporary cash investments at beginning of period	0.1	27.1

Cash and temporary cash investments at end of period	$1.3	$0.1

Supplemental cash flows information:
Cash paid during the period for:
Interest	$17.7	$16.8

Income taxes, net of refunds	$28.5	$23.6

Noncash investing and financing activities:
Capital lease obligations incurred	$122.5	$-

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004, the condensed consolidated financial position at June 30, 2005 and Dec. 31, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been made. Because of the seasonal nature of WPL’s operations, results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2005. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Such reclassifications relate to the reporting of assets and liabilities held for sale pursuant to SFAS 144.

2.	COMPREHENSIVE INCOME

For the three and six months ended June 30, 2005 and 2004, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

5.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1.4	$1.3	$2.7	$2.5	$1.1	$0.9	$2.2	$2.0
Interest cost	3.0	2.9	6.1	5.6	1.6	1.3	3.1	2.7
Expected return on plan assets	(4.3)	(4.1)	(8.5)	(7.9)	(0.5)	(0.4)	(0.9)	(0.8)
Amortization of:
Transition obligation	--	--	--	--	0.3	0.3	0.6	0.6
Prior service cost	0.2	0.2	0.4	0.3	--	--	--	--
Actuarial loss	0.9	0.7	1.7	1.5	0.6	0.4	1.2	0.8
	$1.2	$1.0	$2.4	$2.0	$3.1	$2.5	$6.2	$5.3

In the previous table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL, and the other postretirement benefits costs represent those respective costs for all WPL employees. In addition, Corporate Services provides services to WPL. The following table includes pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and six months ended June 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2005	2004	2005	2004	2005	2004	2005	2004
Non-bargaining WPL employees
participating in other plans	$0.1	$0.2	$0.2	$0.3	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.5	0.6	1.0	1.1	$0.5	$0.4	$1.0	$0.8

In addition, in the second quarter of 2005, WPL recognized special termination benefits costs related to certain pension and other postretirement benefits plans of $0.5 million and $1.2 million, respectively, as a result of the elimination of certain corporate and operations support positions during the second quarter of 2005. WPL has requested approval from the PSCW to defer these costs until its next rate case and therefore has recorded these costs in “Other assets - regulatory assets” on its Condensed Consolidated Balance Sheet.

WPL estimates that funding for the qualified pension plan for the bargaining unit and other postretirement benefits plans for 2005 will be $0 and approximately $4 million, respectively, of which $3 million has been contributed to the postretirement benefits plans as of June 30, 2005.

9.	COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of June 30, 2005, WPL’s minimum commitments for July 1, 2005 and beyond for purchased power (excluding operating leases), coal and natural gas were $38 million, $66 million and $198 million, respectively. In addition, for July 1, 2005 and beyond, system-wide purchased power contracts of $75 million and coal contracts of $170 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

10.	SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $19 million and $5 million for the three months ended June 30, 2005 and 2004, and $23 million and $15 million for the six months ended June 30, 2005 and 2004, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2005
Operating revenues	$247.0	$52.4	$3.7	$303.1
Operating income (loss)	25.8	2.7	(1.1)	27.4
Earnings available for common stock				14.7

Three Months Ended June 30, 2004
Operating revenues	$228.7	$38.2	$3.7	$270.6
Operating income	50.5	0.8	--	51.3
Earnings available for common stock				30.3

Six Months Ended June 30, 2005
Operating revenues	$476.0	$162.3	$5.9	$644.2
Operating income (loss)	48.2	22.8	(3.1)	67.9
Earnings available for common stock				37.8

Six Months Ended June 30, 2004
Operating revenues	$454.3	$149.4	$6.3	$610.0
Operating income (loss)	73.4	18.6	(1.8)	90.2
Earnings available for common stock				51.8

11.	ASSETS AND LIABILITIES HELD FOR SALE

WPL has entered into agreements to sell its water utility in Ripon, Wisconsin and its Illinois utility subsidiary, South Beloit. WPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of WPL’s utilities held for sale were not reported as discontinued operations at June 30, 2005. The components of assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30,	Dec. 31,
	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$19.2	$18.7
Gas plant in service	11.2	12.3
Other plant in service	14.3	13.5
Accumulated depreciation	(15.0)	(16.1)
Net plant	29.7	28.4
Construction work in progress	0.9	3.2
Total assets held for sale	30.6	31.6
Liabilities held for sale:
Long-term liabilities	2.8	2.7
Net assets held for sale	$27.8	$28.9

17.	CAPITAL LEASE

In the second quarter of 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease SFEF, with an option for two lease renewal periods thereafter. The lease became effective in June 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In May 2005, the PSCW approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the final decision. WPL accounts for this agreement as a capital lease and at June 30, 2005, recorded the leased facility and corresponding capital lease obligation at the estimated fair value of the facility less the development costs already funded by WPL in 2004. The initial capitalized cost of approximately $123 million may be adjusted once final construction costs have been determined. The capital lease is amortized using the straight-line method over the 20-year lease term. WPL’s 2005/2006 retail rate case that became effective in July 2005 includes recovery of the monthly SFEF lease payment amounts from WPL’s customers. For both the three and six months ended June 30, 2005, SFEF lease expenses were $1.6 million ($1.1 million included in “Interest expense” and $0.5 million included in “Depreciation and amortization” in WPL’s Condensed Consolidated Statements of Income). At June 30, 2005, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

2005	2006	2007	2008	2009	There-after	Total	Less: amount repre-senting interest	Present value of net minimum capital lease payments	Gross assets under lease at 6-30-05	Accumulated amortization at 6-30-05
$7.6	$15.2	$15.2	$15.2	$15.2	$236.4	$304.8	$182.3	$122.5	$122.5	$0.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on results of operations; economic and political conditions in Alliant Energy’s domestic and international service territories; federal, state and international regulatory or governmental actions, including the impact of energy-related legislation in Congress and federal tax legislation, the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of fuel and purchased electricity and price thereof, including the ability to recover purchased power and fuel costs through domestic and international rates; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; issues related to electric transmission, including recovery of costs incurred, operating in the new Midwest Independent System Operator (MISO) energy market and federal legislation and regulation affecting such transmission; impact of weather hedges on Alliant Energy’s domestic utility earnings; risks related to the operations of Alliant Energy’s DAEC nuclear facility and unanticipated issues relating to the anticipated sale of Alliant Energy’s interest in such facility; Alliant Energy’s ability to enforce favorable arbitration awards in Brazil and/or reach favorable settlements with respect to such disputes; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; the results from Alliant Energy’s International investments; fluctuating foreign exchange rates; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; Alliant Energy’s ability to complete its proposed divestitures of various businesses and investments, including China, Mexico, and DAEC, in a timely fashion and for anticipated proceeds; Alliant Energy’s ability to achieve its EPS growth, dividend payout ratio and total shareowner return goals; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; the ability of Alliant Energy’s Mexico investments to meet the tests for discontinued operations pursuant to GAAP; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation rates; and factors listed in “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy operates as a registered public utility holding company subject to the limitations imposed by the Public Utility Holding Company Act of 1935 (PUHCA). The first tier subsidiaries of Alliant Energy include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the Illinois properties that Alliant Energy has decided to divest. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin, as well as the Illinois properties that Alliant Energy has decided to divest. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: International (foreign energy generation and delivery systems in Brazil and New Zealand, as well as the China business that Alliant Energy has decided to divest); Non-regulated Generation (domestic generation projects); and Other Non-regulated Investments (includes investments in environmental engineering and site remediation, transportation, synthetic fuel, construction management services for wind farms and energy technologies investments, as well as the resort development in Mexico (LDMU) and oil and gas pipeline gathering systems that Alliant Energy has decided to divest). Corporate Services provides administrative services to Alliant Energy and its subsidiaries as required under PUHCA. Refer to “Rates and Regulatory Matters” for discussion of the possible repeal of PUHCA.

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the second quarter were as follows (dollars in millions):

	2005		2004
	Net Income		Net Income
Continuing operations:	(Loss)	EPS	(Loss)	EPS
Domestic utility	$34.7	$0.30	$38.9	$0.35
Non-regulated (Resources)	(42.5)	(0.36)	(4.6)	(0.04)
Alliant Energy parent and other (primarily taxes, interest
and administrative and general)	(2.0)	(0.02)	(0.3)	(0.01)
Income (loss) from continuing operations	(9.8)	(0.08)	34.0	0.30
Loss from discontinued operations	(48.9)	(0.42)	(47.1)	(0.42)
Net loss	($58.7)	($0.50)	($13.1)	($0.12)

The lower earnings from Alliant Energy’s core domestic utility business were largely due to higher fuel and purchased power, operating and interest expenses and lower allowance for funds used during construction (AFUDC). These items were partially offset by the impact of various rate increases implemented in 2005 and 2004 and sales growth. The lower results from Alliant Energy’s non-regulated businesses were largely due to a pre-tax non-cash asset valuation charge of $96 million (after-tax charge of $56 million, or $0.48 per share) related to Alliant Energy’s Brazil investments, partially offset by the impact of non-operational items at its Brazil investments and income tax adjustments. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting their respective earnings/losses during the second quarter of 2005 and 2004.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview information is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Updated Domestic Utility Generation Plan - In August 2005, Alliant Energy announced its domestic utility generation plan for the 2006 to 2013 time period (updated plan). This updated plan expands on Alliant Energy’s domestic utility generation plan announced in 2003, which was designed to address the 2004 to 2010 time period, and reflects increased growth in demand and the need to increase base-load generation in both Iowa and Wisconsin.

Pursuant to the updated plan, Alliant Energy currently expects to add 600 MW of owned-generation between 2006 and 2013, which includes 500 MW of clean-coal technology generation (250 MW at IPL in 2012 or 2013 and 250 MW at WPL in 2012) and 100 MW of wind generation at IPL in 2008. The addition of such generation is expected to require approximately $1.0 billion ($550 million for IPL and $450 million for WPL) in capital expenditures, excluding allowance for funds used during construction, from 2007 to 2013.

The updated plan also contemplates Alliant Energy entering into purchased power agreements to add approximately 20 anaerobic digesters in each of Iowa and Wisconsin and the potential purchase of 350 MW of wind generation. In July 2005, Alliant Energy announced that it signed a purchased power agreement to proceed with an Iowa-based wind energy farm to develop up to 150 MW of renewable energy by the end of 2006. Allocation of the energy from the Iowa facility to IPL and WPL will be determined at a later date. Alliant Energy currently has agreements with Calpine Corporation related to the purchase of energy from the 466 MW RockGen Energy Center in Christiana, Wisconsin and the 603 MW Riverside Energy Center in Beloit, Wisconsin and has the option to purchase these two facilities in 2009 and 2013, respectively.

Alliant Energy continues to monitor its domestic generation requirements and the developments related to the renewable portfolio standards and federal and state tax incentives, and will adjust its plans accordingly as needed.

The 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin began commercial operation at the beginning of June 2005, ahead of schedule and under budget.  In May 2005, the PSCW approved the lease of this facility to WPL under the Wisconsin leased generation law. Resources’ Non-regulated Generation business owns SFEF and leased it to WPL for an initial period of 20 years, with an option for two lease renewal periods thereafter. WPL is responsible for the operation of SFEF and has exclusive rights to its output. Refer to Note 17 of WPL’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

Asset Divestitures -

Non-regulated Businesses - In the second quarter of 2005, Alliant Energy successfully completed the sale of Cogenex Corporation (Cogenex), its energy services business, and its biomass facility and received net cash proceeds of approximately $35 million. In July 2005, Alliant Energy announced its intention to divest its investments in China and Mexico as a result of its evaluation of strategic alternatives for these investments. At June 30, 2005, the carrying value of Alliant Energy’s investments in China and Mexico were approximately $100 million and $85 million, respectively. Alliant Energy expects to complete the divestiture of its China investments no later than June 2006 and the divestiture of its Mexico investment by the end of 2006. Alliant Energy expects to use proceeds from the recent sales of Cogenex and its biomass facility and the proceeds from the sales of China, Mexico and pipeline investments for further debt reduction at Resources.

Alliant Energy continues to evaluate and consider the full range of options available to it regarding the future of its remaining non-regulated businesses, including its investments in Brazil and New Zealand, and has retained a financial advisor to assist it in evaluating the strategic alternatives related to its investments in Brazil.

Domestic Utility Businesses - In July 2005, Alliant Energy completed the sale of WPL’s interest in Kewaunee to a subsidiary of Dominion. WPL received approximately $79 million at closing, which was used for debt reduction at WPL. In July 2005, Alliant Energy signed a definitive agreement to sell IPL’s 70% ownership interest in DAEC and certain related assets to FPL Energy for approximately $387 million, subject to adjustment. Pending all appropriate state and federal regulatory approvals and satisfaction of other closing conditions, the sale is expected to be completed by the first quarter of 2006.

In June 2005, IPL and WPL each signed separate definitive agreements for the sale of their respective electric and gas distribution properties in Illinois for a combined total of approximately $47 million. Pending all regulatory approvals, these sales are expected to close in 2006. In June 2005, WPL reached an agreement on the sale of its water utility in South Beloit, Illinois for approximately $4 million. The sale is expected to be completed by mid-2006 and is currently pending approval with the ICC. WPL recently received PSCW approval for the sale of the Ripon water utility for approximately $5 million and such sale was completed in July 2005.

Refer to Notes 7, 11, 12 and 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the non-regulated and domestic utility businesses Alliant Energy has recently divested or is in the process of divesting.

Transmission Business - Alliant Energy continues to monitor developments in the domestic electric transmission industry, including the recent initial public offering of ITC Holdings Corp., an independently owned and operated electric transmission company. As of June 30, 2005, WPL’s investment in ATC was $144 million. IPL continues to own its transmission assets, the book value of which was $371 million as of Dec. 31, 2004. As an early TRANSLink Transmission Company LLC sponsor, Alliant Energy continues to evaluate options for participation for its Iowa assets in an independent transmission entity, be it ATC or some other entity.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Natural Gas (G); Water (W); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	$21	7/05	N/A	11.50%	(2)
2004 retail (F-R)	E	2/04	16	$16	3/04	10	10/04	N/A	N/A
2004 retail (F-R)	E	12/04	9	--	N/A	--	N/A	N/A	N/A	(3)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
South Beloit									G-9.87%/
retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	W-9.64%
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	11/05	N/A	(4)
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	TBD	TBD	4/06	TBD	(5)
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%
MN retail	E	5/05	5	3	7/05	TBD	TBD	3/06	TBD

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)

In June 2005, the PSCW authorized the return through reduced rates, over a two-year period, of approximately $56 million on a pre-tax basis of non-qualified nuclear decommissioning trust funds associated with the sale of Kewaunee.

(3)

In April 2005, the PSCW issued the final written order denying WPL’s request for a rate increase in this proceeding. In June 2005, the PSCW denied WPL’s request for rehearing. In July 2005, WPL filed a lawsuit in state circuit court challenging the PSCW’s ruling and its interpretation of the fuel rules.

(4)

In June 2005, WPL reached a settlement in principle with its wholesale customers for an $8 million annual revenue increase effective Jan. 1, 2005. The settlement agreement is expected to be filed with FERC in the third quarter of 2005, with final rates expected to become effective in the fourth quarter of 2005 and these rates will be applied to all service rendered on and after Jan. 1, 2005. Any amount collected in excess of the final rates will be refunded to customers and has been fully reserved for at June 30, 2005.

(5)

In July 2005, IPL, Iowa Office of Consumer Advocate and Iowa Consumers Coalition filed a non-unanimous settlement proposal with the IUB, addressing all revenue requirement issues in IPL’s retail natural gas rate case. The parties agreed to an increase in IPL’s annual Iowa natural gas revenue requirements of approximately $14 million. The agreed return on common equity was established at 10.4%. The elements in the settlement proposal are subject to approval by the IUB, which is expected by February 2006.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the previous table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL. The major drivers in WPL’s base rate and fuel-related rate cases for 2005 are both fixed and variable fuel and purchased power costs. Thus, the potential increase in revenues related to these rate increase requests is not expected to result in a material increase in net income.

On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marks a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. Prior to the restructured market, IPL and WPL each dispatched their generation and purchased power resources directly to meet their respective demands. In the restructured market, IPL and WPL offer their generation and bid their demand into the market on an hourly basis. MISO evaluates IPL’s,

WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The IUB has approved a temporary waiver, effective until May 31, 2006, allowing the costs and credits incurred by IPL to participate in this market to be included in IPL’s automatic fuel adjustment clause. The PSCW has approved the deferral of certain incremental costs incurred by WPL to participate in this market, which will be effective until WPL files its next base rate case with the PSCW. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

In April 2005, WPL received approval from the PSCW to defer incremental fuel-related costs associated with the extension of the unplanned outage at Kewaunee beginning April 15, 2005. Deferral of incremental operation and maintenance costs related to the unplanned outage has also been approved by the PSCW. Refer to Notes 1(b) and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on the outage and sale of Kewaunee, respectively.

In May 2005, WPL received approval from the PSCW to lease SFEF from Resources’ Non-regulated Generation business. The approved 20-year lease agreement includes initial monthly lease payments of approximately $1.3 million based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. The PSCW will review the capital structure, return on equity and cost of debt every five years from the date of its approval. WPL’s 2005/2006 retail rate case that became effective in July 2005 includes recovery of these initial monthly lease payments. Refer to Note 17 of WPL’s “Notes to Condensed Consolidated Financial Statements” for additional information.

In May 2005, Alliant Energy announced plans to reduce certain corporate and operations support positions. The net impacts of this reduction in workforce on WPL have been estimated to be minimal in 2005 and result in a reduction in costs in 2006. Because WPL’s 2005/2006 retail rate case was pending approval at the time of this announcement and the impacts of this reduction in workforce were not addressed in this retail rate case, WPL has requested approval from the PSCW to defer all costs and benefits incurred by WPL related to the reduction in workforce until its next rate case. The impacts of this reduction in workforce on IPL’s gas operations were incorporated into the settlement proposal for its retail natural gas rate case discussed previously. The impacts on IPL’s electric operations will be addressed in its next electric retail rate case filed with the IUB.

In May 2005, a new law impacting ratemaking was signed by the Governor in Wisconsin. The new law allows a public utility that proposes to purchase or construct an electric generating facility to apply to the PSCW for an order that specifies in advance the ratemaking principles that the PSCW will apply to the electric generating facility costs in future ratemaking proceedings. These changes are designed to give Wisconsin utilities more regulatory certainty, including providing utilities with a fixed rate of return on these investments, when financing electric generation projects. The new law requires the PSCW to establish rules to administer the requirements of such law. The PSCW is directed to prepare a draft rule by Sep. 1, 2005, which will then undergo public and legislative review.

In June 2005, WPL received approval from the PSCW to defer incremental pre-certification and pre-construction costs as a result of siting and building its proposed base-load power plant discussed in further detail in “Strategic Overview - Updated Domestic Utility Generation Plan.”

In July 2005, Alliant Energy announced plans to seek recovery of incremental purchased power energy costs associated with coal conservation efforts currently underway at IPL and WPL due to domestic coal delivery disruptions. In August 2005, WPL filed a request with the PSCW for deferral of these incremental costs, currently estimated at $14 million to $22 million. WPL’s wholesale customers are currently being charged these incremental costs through the fuel adjustment clause. IPL is currently recovering these costs through retail rate adjustments associated with its energy adjustment clause. Refer to “Other Matters - Other Future Considerations - Domestic Coal Delivery Disruptions” for further discussion.

In the third quarter of 2005, IPL filed applications with the IUB and MPUC for approval of its sale agreement with FPL Energy to sell its interest in DAEC, a component of which is IPL’s long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement will extend through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the purchased power agreement is anticipated to result in costs for IPL’s electric customers similar to the anticipated costs under IPL’s continued ownership. The fixed monthly capacity payment in the agreement corresponds to IPL’s projected revenue requirement, which would continue to be reflected in its base rates. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. This will ultimately result in a reduction in the DAEC component of the energy adjustment clause recovered from customers. The converse is also true if the delivered energy exceeds the target amount. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

In July 2005, the U.S. Congress passed comprehensive energy legislation. The President has previously indicated a willingness to sign such legislation and is expected to sign the bill into law in August 2005. In general, the legislation is intended to improve reliability and market transparency, provide incentives to promote the construction of needed energy infrastructure and foster development of a wide range of energy options that promote economic growth and greater energy independence. Among other things, the legislation provides for shorter recovery periods for certain electric transmission and gas distribution lines, extends the renewable energy production tax credit by two years, provides a seven-year recovery period for certain certified pollution control facilities and provides for the repeal of PUHCA and the Public Utility Regulatory Policy Act of 1978. These Acts will remain in effect for a transition period and it is anticipated that some provisions of these Acts will be retained under FERC jurisdiction. While the overall impact of the legislation is expected to be positive, the specific impacts to Alliant Energy are not yet known.

In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Such costs had previously been capitalized and depreciated for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IPL’s results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IPL’s proposed accounting treatment to defer the tax savings as a regulatory liability resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS. In August 2005, the IRS issued a revenue ruling which would effectively disallow the entire deduction initially claimed. Alliant Energy is currently evaluating various options regarding this issue and does not anticipate any material negative impact on IPL’s results of operations or financial position related to this adverse revenue ruling.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2005 and 2004 earnings and the various components of Alliant Energy’s business.

Domestic Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree day data for Alliant Energy for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$176.5	$155.4	14%	1,675	1,595	5%
Commercial	120.3	103.5	16%	1,487	1,378	8%
Industrial	173.1	151.9	14%	3,290	3,153	4%
Total from retail customers	469.9	410.8	14%	6,452	6,126	5%
Sales for resale	67.3	45.3	49%	1,593	1,414	13%
Other	4.1	12.5	(67%)	46	46	--
Total revenues/sales	541.3	468.6	16%	8,091	7,586	7%
Electric production fuel and
purchased power expense	242.8	172.2	41%
Margins	$298.5	$296.4	1%

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$364.5	$332.7	10%	3,674	3,604	2%
Commercial	224.4	199.0	13%	2,916	2,739	6%
Industrial	313.5	285.6	10%	6,349	6,141	3%
Total from retail customers	902.4	817.3	10%	12,939	12,484	4%
Sales for resale	119.4	94.8	26%	2,836	2,681	6%
Other	18.3	24.4	(25%)	89	95	(6%)
Total revenues/sales	1,040.1	936.5	11%	15,864	15,260	4%
Electric production fuel and
purchased power expense	452.1	370.3	22%
Margins	$588.0	$566.2	4%

	Three and Six Months Ended June 30,
	Actual
Cooling degree days*:	2005	2004	Normal
Cedar Rapids (IPL)	116	54	101
Madison (WPL)	134	36	60

* Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Electric margins increased $2.1 million, or 1%, and $21.8 million, or 4%, for the three- and six-month periods, respectively, primarily due to the impact of various rate increases implemented in 2005 and 2004 and an approximate 2% increase in weather-normalized sales for both the three- and six-month periods. This sales growth included an increase of 4% and 3% in industrial sales for the three- and six-month periods, respectively, an indicator of improving economic conditions in Alliant Energy’s domestic utility service territory. These items were largely offset by the impact of higher purchased power capacity costs ($11 million and $16 million for the three- and six-month periods, respectively) at WPL primarily related to the Riverside agreement that began in June 2004 and higher than anticipated fuel and purchased power energy costs at WPL largely due to the unplanned outage at Kewaunee during the first and second quarters of 2005 and the impact of recent coal supply constraints from the Powder River Basin. Refer to “Rates and Regulatory Matters” and “Other Matters - Other Future Considerations - Domestic Coal Delivery Disruptions” for further discussion.

While the weather conditions in Alliant Energy’s service territory were significantly warmer than normal in June 2005, such weather conditions did not have a significant impact on Alliant Energy’s electric margins in the second quarter of 2005 due to the electric weather derivatives Alliant Energy entered into in the second quarter of 2005. Pursuant to the terms of such agreements, Alliant Energy recorded a liability of $9 million to the counterparty in the second quarter of 2005 (reflected as a reduction to other electric revenues in the electric margins tables), which represents the maximum amount Alliant Energy could have to pay once the agreements expire at the end of August 2005. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the electric weather derivatives.

Before giving consideration to the impact of the electric weather derivatives, Alliant Energy estimates that warmer than normal weather conditions had a positive impact of approximately $5 million on its electric margins in the second quarter of 2005 compared to normal weather, which substantially offset the negative impact of milder weather conditions in the first quarter of 2005. Alliant Energy estimates that milder than normal weather conditions had a negative impact of approximately $7 million on its electric margins for both the second quarter of 2004 and first half of 2004 compared to normal weather.

Sales for resale revenues increased during the three- and six-month periods primarily due to the impacts of higher fuel cost recovery revenues from wholesale customers at WPL in the second quarter of 2005 compared to the same period in 2004 and the implementation of the restructured wholesale energy market operated by MISO on April 1, 2005. These increased revenues were largely offset by increased electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Domestic Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$41.2	$42.0	(2%)	3,311	3,525	(6%)
Commercial	21.7	21.6	--	2,339	2,345	--
Industrial	6.3	5.5	15%	778	729	7%
Transportation/other	23.1	9.8	136%	16,346	10,029	63%
Total revenues/sales	92.3	78.9	17%	22,774	16,628	37%
Cost of gas sold	57.8	48.4	19%
Margins	$34.5	$30.5	13%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$186.9	$187.4	--	17,605	18,422	(4%)
Commercial	98.7	98.9	--	10,928	11,259	(3%)
Industrial	17.4	17.0	2%	2,128	2,256	(6%)
Transportation/other	34.6	24.5	41%	31,940	23,812	34%
Total revenues/sales	337.6	327.8	3%	62,601	55,749	12%
Cost of gas sold	236.9	233.1	2%
Margins	$100.7	$94.7	6%

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual			Actual
Heating degree days*:	2005	2004	Normal	2005	2004	Normal
Cedar Rapids (IPL)	586	602	701	3,830	4,000	4,180
Madison (WPL)	698	821	898	4,087	4,345	4,558

* Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Gas margins increased $4.0 million, or 13%, and $6.0 million, or 6%, for the three- and six-month periods, respectively, primarily due to higher energy conservation revenues at IPL, the impact of higher transportation/other sales and continued customer growth, the impact of several modest rate increases implemented in 2005 and 2004 and improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners). The six month increase was partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses. Transportation/other sales increased due to greater demand from natural gas-fired electric generating facilities during the first half of 2005, primarily due to the Riverside facility being placed in service in June 2004. The impact of these revenue increases on gas margins was not significant.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Environmental engineering and site remediation	$24.6	$21.4	$48.0	$42.8
Non-regulated Generation	8.0	6.1	13.9	12.0
Transportation	6.8	5.9	12.5	11.1
Other (includes eliminations)	7.5	1.1	7.9	2.1
	$46.9	$34.5	$82.3	$68.0

The increased Environmental revenues for the three- and six-month periods were primarily due to construction management projects started in the first quarter of 2005. The increased Other revenues for the three- and six-month periods were primarily due to $7 million of higher revenues from Resources’ WindConnect™ business that provides construction management services for wind farms outside of Alliant Energy’s domestic utility service territory. The increased WindConnect™ revenues were largely offset by higher WindConnect™ operating expenses.

Other Operating Expenses - Other operation and maintenance expense for the domestic utilities increased $8.8 million and $9.6 million for the three- and six-month periods, respectively, primarily due to higher generation-related expenses, higher energy conservation expenses of $1 million and $5 million at IPL for the three- and six-month periods, respectively, and $4 million of employee separation expenses incurred by IPL in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. These increases were partially offset by a reduction in anticipated incentive-related compensation expenses for 2005. IPL estimates that the elimination of the corporate and operations support positions in the second quarter of 2005 will decrease its future annual operating expenses by approximately $7 million. Refer to “Rates and Regulatory Matters” for further discussion of the impact of the workforce reduction and the associated regulatory treatment.

Non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2005	2004	2005	2004
Environmental engineering and site remediation	$22.7	$19.0	$43.5	$38.5
Non-regulated Generation	3.8	2.8	8.4	4.9
Transportation	3.0	3.1	6.0	6.0
International	3.2	2.3	5.8	4.5
Other (includes eliminations)	9.5	3.4	14.3	9.1
	$42.2	$30.6	$78.0	$63.0

The variances for the three- and six-month periods were largely driven by the same factors impacting the revenue variances discussed previously. The Non-regulated Generation six-month increase was largely due to costs for a planned maintenance outage at Resources’ Neenah generating facility in the first quarter of 2005.

Depreciation and amortization expense increased $3.2 million and $4.5 million for the three- and six-month periods primarily due to property additions, including Emery being placed in service in May 2004.

Interest Expense and Other - Loss on early extinguishment of debt for the six-month periods includes debt repayment premiums and charges for the unamortized debt expenses related to long-term debt retirements of $100 million and $20 million in the first quarter of 2005 and 2004, respectively, of senior notes at Resources.

Refer to Note 7(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity (income) loss from unconsolidated investments. The higher equity earnings from Alliant Energy’s Brazil investments for the three-month period were primarily due to the impact of several non-operational items, including a gain of $4 million (representing Alliant Energy’s allocated portion of the total gain) realized in the second quarter of 2005 from the sale of six small hydroelectric plants, foreign currency transaction gains of $2 million in the second quarter of 2005 and losses of $1 million in the second quarter of 2004 related to debt at one of the Brazilian operating companies, lower litigation-related expenses and the impact of rate increases implemented at the Brazilian operating companies. These items were partially offset by higher operating and interest expenses. Alliant Energy also realized a gain of $5 million (representing Alliant Energy’s allocated portion of the total gain) in the first quarter of 2004 from the sale of two hydroelectric plants. Higher interest and operating expenses also contributed to the six-month decrease. The improved results from TrustPower for the three- and six-month periods were primarily due to higher margins resulting from increased energy prices.

AFUDC decreased $2.9 million and $7.4 million for the three- and six-month periods, respectively, primarily due to Emery being placed in service in May 2004.

Refer to Notes 1(f) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details regarding “Interest income and other,” and discussion of the non-cash asset valuation charge recorded in the second quarter of 2005 relating to Alliant Energy’s Brazil investments, respectively.

Income Taxes - The effective income tax rates for the three and six months ended June 30, 2005 are not meaningful given the impact of Alliant Energy’s non-cash asset valuation charge related to its Brazil investments. Excluding the impacts of this charge, the effective income tax rates were 19.5% and 20.8% for the three- and six-month periods ended June 30, 2005, compared with 29.0% and 29.3% for the three- and six-month periods ended June 30, 2004, respectively. The decreases were primarily due to the impact of reversing approximately $8 million of deferred tax asset valuation allowances originally recorded in 2004 related to Alliant Energy’s ability to utilize anticipated capital losses from its energy services business. Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Loss from Discontinued Operations - Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock increased $11.3 million, primarily due to higher electric margins.

Electric Margins - Electric margins and MWh sales for IPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$98.3	$79.4	24%	896	830	8%
Commercial	74.0	59.1	25%	941	842	12%
Industrial	100.5	83.1	21%	2,037	1,932	5%
Total from retail customers	272.8	221.6	23%	3,874	3,604	7%
Sales for resale	18.6	10.8	72%	561	439	28%
Other	2.9	7.5	(61%)	27	25	8%
Total revenues/sales	294.3	239.9	23%	4,462	4,068	10%
Electric production fuel and
purchased power expense	108.1	74.8	45%
Margins	$186.2	$165.1	13%

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$201.4	$173.1	16%	1,985	1,936	3%
Commercial	136.0	113.7	20%	1,832	1,671	10%
Industrial	182.5	160.3	14%	3,998	3,823	5%
Total from retail customers	519.9	447.1	16%	7,815	7,430	5%
Sales for resale	32.1	20.7	55%	854	751	14%
Other	12.1	14.4	(16%)	51	50	2%
Total revenues/sales	564.1	482.2	17%	8,720	8,231	6%
Electric production fuel and
purchased power expense	195.2	160.6	22%
Margins	$368.9	$321.6	15%

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for IPL’s cooling degree day data.

Electric margins increased $21.1 million, or 13%, and $47.3 million, or 15%, for the three- and six-month periods, respectively, primarily due to the impact of rate increases implemented in 2005 and 2004 and an approximate 5% and 4% increase in weather-normalized sales for the three- and six-month periods, respectively. This sales growth included an increase of 5% in industrial sales for both periods, an indicator of improving economic conditions in IPL’s service territory. Before giving consideration to the impact of the electric weather derivatives, IPL estimates that warmer than normal weather conditions had a positive impact of approximately $2 million on its electric margin in the second quarter of 2005 compared to normal weather, which substantially offset the negative impact of milder weather conditions in the first quarter of 2005. IPL estimates that milder than normal weather conditions had a negative impact of approximately $4 million on its electric margin for both the second quarter of 2004 and the first half of 2004 compared to normal weather. These items were partially offset by IPL recording a liability of $5.5 million in the second quarter of 2005 to the counterparty of an electric weather derivative recently entered into by IPL. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information. Refer to “Alliant Energy Results of Operations” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$22.5	$22.6	--	1,726	1,771	(3%)
Commercial	11.5	11.2	3%	1,206	1,134	6%
Industrial	5.2	4.5	16%	649	593	9%
Transportation/other	0.7	2.4	(71%)	7,647	6,530	17%
Total revenues/sales	39.9	40.7	(2%)	11,228	10,028	12%
Cost of gas sold	23.0	25.9	(11%)
Margins	$16.9	$14.8	14%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$104.5	$105.8	(1%)	10,084	10,507	(4%)
Commercial	54.7	55.4	(1%)	6,118	6,203	(1%)
Industrial	12.5	12.1	3%	1,556	1,627	(4%)
Transportation/other	3.6	5.1	(29%)	15,937	14,711	8%
Total revenues/sales	175.3	178.4	(2%)	33,695	33,048	2%
Cost of gas sold	127.5	133.2	(4%)
Margins	$47.8	$45.2	6%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for IPL’s heating degree day data.

Gas margin increased $2.1 million, or 14%, and $2.6 million, or 6%, for the three- and six-month periods, respectively. The three-month increase was primarily due to the impact of a rate increase implemented in April 2005. The six-month increase was primarily due to higher energy conservation revenues of $3 million and the impact of the rate increase implemented in April 2005, partially offset by the impact of slightly milder than normal weather conditions in the first quarter of 2005 compared to the same period in 2004. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased $2.2 million and $10.0 million for the three- and six-month periods, respectively, primarily due to higher energy conservation expenses of $1 million and $5 million, respectively, $4 million of employee separation expenses incurred in the second quarter of 2005 related to the elimination of certain corporate and operations support positions and higher generation-related expenses. These increases were partially offset by a reduction in anticipated incentive-related compensation expenses for 2005. IPL estimates that the elimination of the corporate and operations support positions in the second quarter of 2005 will decrease future annual operating expenses by approximately $7 million. Refer to “Rates and Regulatory Matters” for further discussion of the impact of the workforce reduction and the associated regulatory treatment. Depreciation and amortization expense increased $1.9 million and $3.2 million for the three- and six-month periods, respectively, primarily due to property additions, including Emery being placed in service in May 2004.

Interest Expense and Other - Interest expense increased $1.3 million and $3.5 million for the three- and six-month periods, respectively, primarily due to higher average borrowings outstanding and the impact of refinancing a portion of the construction costs of Emery with long-term debt to replace the short-term debt initially issued. AFUDC decreased $2.7 million and $7.1 million for the three- and six-month periods, respectively, due to Emery being placed in service in May 2004.

Income Taxes - The effective income tax rates were 40.9% and 40.5% for the three- and six-month periods ended June 30, 2005, respectively, compared with 43.9% and 42.3% for the same periods last year. The decreases for the three- and six-month periods were primarily due to the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa ratemaking principles.

WPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $15.6 million, primarily due to lower electric margins and higher operating expenses.

Electric Margins - Electric margins and MWh sales for WPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$78.2	$76.0	3%	779	765	2%
Commercial	46.3	44.4	4%	546	536	2%
Industrial	72.6	68.8	6%	1,253	1,221	3%
Total from retail customers	197.1	189.2	4%	2,578	2,522	2%
Sales for resale	48.7	34.5	41%	1,032	975	6%
Other	1.2	5.0	(76%)	19	21	(10%)
Total revenues/sales	247.0	228.7	8%	3,629	3,518	3%
Electric production fuel and
purchased power expense	134.7	97.4	38%
Margins	$112.3	$131.3	(14%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$163.1	$159.6	2%	1,689	1,668	1%
Commercial	88.4	85.3	4%	1,084	1,068	1%
Industrial	131.0	125.3	5%	2,351	2,318	1%
Total from retail customers	382.5	370.2	3%	5,124	5,054	1%
Sales for resale	87.3	74.1	18%	1,982	1,930	3%
Other	6.2	10.0	(38%)	38	45	(16%)
Total revenues/sales	476.0	454.3	5%	7,144	7,029	2%
Electric production fuel and
purchased power expense	256.9	209.7	23%
Margins	$219.1	$244.6	(10%)

Refer to “Alliant Energy Results of Operations - Domestic Utility Electric Margins” for WPL’s cooling degree day data.

Electric margins decreased $19.0 million, or 14%, and $25.5 million, or 10%, for the three- and six-month periods, respectively, primarily due to higher purchased power capacity costs ($11 million and $16 million for the three- and six-month periods, respectively) primarily related to the Riverside agreement that began in June 2004, higher than anticipated fuel and purchased power energy costs largely due to the unplanned outage at Kewaunee during the first and second quarters of 2005 and the impact of recent coal supply constraints from the Powder River Basin, and the recording of a liability of $3.5 million in the second quarter of 2005 to the counterparty of an electric weather derivative recently entered into by WPL. These items were partially offset by the impact of rate increases and a modest increase in retail sales resulting from continued customer growth. Before giving consideration to the impact of the electric weather derivative, WPL estimates that warmer than normal weather conditions had a positive impact of approximately $3 million on its electric margin in the second quarter of 2005 compared to normal weather. WPL also estimates that cooler than normal weather conditions had a negative impact of approximately $3 million on its electric margin in the second quarter of 2004 compared to normal weather. Weather did not have a significant impact on WPL’s electric margin in the first quarter of 2005 or 2004. Refer to “Rates and Regulatory Matters,” Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements,” and “Other Matters - Other Future Considerations - Domestic Coal Delivery Disruptions” for additional information. Refer to “Alliant Energy Results of

Operations” for discussion of the impacts of higher fuel cost recovery revenues from wholesale customers and MISO-related transactions on WPL’s electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$18.7	$19.4	(4%)	1,585	1,754	(10%)
Commercial	10.2	10.4	(2%)	1,133	1,211	(6%)
Industrial	1.1	1.0	10%	129	136	(5%)
Transportation/other	22.4	7.4	203%	8,699	3,499	149%
Total revenues/sales	52.4	38.2	37%	11,546	6,600	75%
Cost of gas sold	34.8	22.5	55%
Margins	$17.6	$15.7	12%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2005	2004	Change	2005	2004	Change
Residential	$82.4	$81.6	1%	7,521	7,915	(5%)
Commercial	44.0	43.5	1%	4,810	5,056	(5%)
Industrial	4.9	4.9	--	572	629	(9%)
Transportation/other	31.0	19.4	60%	16,003	9,101	76%
Total revenues/sales	162.3	149.4	9%	28,906	22,701	27%
Cost of gas sold	109.4	99.9	10%
Margins	$52.9	$49.5	7%

Refer to “Alliant Energy Results of Operations - Domestic Utility Gas Margins” for WPL’s heating degree day data.

Gas margins increased $1.9 million, or 12%, and $3.4 million, or 7%, for the three- and six-month periods, respectively, primarily due to the modest impact on margins from higher transportation/other sales, largely due to the Riverside facility being placed in service in June 2004, improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners) and the impact of continued customer growth. The six-month period was partially offset by the impact of slightly milder weather conditions in the first quarter of 2005 compared to the same period in 2004.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses increased $6.6 million for the three-month period, primarily due to higher generation-related, transmission and distribution, and administrative and general expenses, partially offset by a reduction in anticipated incentive-related compensation expenses for 2005. Other operation and maintenance expenses decreased $0.4 million for the six-month period, primarily due to the reduction in incentive compensation expenses for 2005, substantially offset by higher generation-related expenses. Refer to “Rates and Regulatory Matters” for discussion of the impact of the workforce reduction on WPL.

Interest Expense and Other - Interest expense increased $2.1 million and $2.5 million for the three- and six-month periods, respectively, due to higher average borrowings outstanding and interest associated with the SFEF capital lease. Refer to Note 17 of WPL’s “Notes to Condensed Consolidated Financial Statements” for additional information on the capital lease.

Income Taxes - The effective income tax rates were 37.1% and 37.5% for the three- and six-month periods ended June 30, 2005, respectively, compared with 38.6% and 38.4%, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Cash and Temporary Cash Investments - As of June 30, 2005, Alliant Energy and its subsidiaries had approximately $242 million of cash and temporary cash investments, which included $19 million of cash repatriated from its China business in June 2005. In addition, Alliant Energy had approximately $48 million of cash and temporary investments recorded in “Assets held for sale” on its Condensed Consolidated Balance Sheet at June 30, 2005 related to its China business. In July 2005, Alliant Energy repatriated $14 million of additional cash from its China business and currently plans to repatriate a majority of the remaining cash from its China business in 2005 under the provisions of the American Jobs Creation Act passed in 2004 or through the sale of its China business.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2005	2004	2005	2004	2005	2004
Operating activities	$363.4	$218.7	$234.3	$197.1	$132.7	$97.5
Investing activities	(225.5)	(301.3)	(172.5)	(196.2)	(82.3)	(82.9)
Financing activities	(98.7)	22.1	(61.1)	(2.9)	(49.2)	(41.6)

Cash Flows From Operating Activities -

Historical Changes in Cash Flows From Operating Activities - Alliant Energy’s cash flows from operating activities increased $145 million primarily due to changes in the level of accounts receivable sold. IPL’s cash flows from operating activities increased $37 million primarily due to changes in the level of accounts receivable sold and the impact of rate increases, partially offset by the timing of receivable collections and vendor payments. WPL’s cash flows from operating activities increased $35 million primarily due to changes in the level of accounts receivable sold and the timing of vendor payments, partially offset by expenditures associated with the Kewaunee outage in the first and second quarter of 2005 and higher purchased power and fuel expenses.

Cash Flows Used For Investing Activities -

Historical Changes in Cash Flows Used For Investing Activities - Alliant Energy’s cash flows used for investing activities decreased $76 million primarily due to expenditures associated with the construction of Emery in 2004 and proceeds received from the sale of its energy services business in 2005. IPL’s cash flows used for investing activities decreased $24 million primarily due to expenditures associated with the construction of Emery in 2004.

Construction and Acquisition Expenditures - In the second quarter of 2005, Alliant Energy revised its anticipated 2005 capital expenditures from the previously reported range of $625 million to $655 million to approximately $560 million, and revised its anticipated 2006 capital expenditures from the previously reported range of $605 million to $625 million to approximately $530 million. These decreases related to reductions in the anticipated expenditures related to Alliant Energy’s China and Mexico investments. Refer to “Environmental” and “Strategic Overview - Updated Domestic Utility Generation Plan” for information on related anticipated future construction and acquisition expenditures.

Proceeds from Asset Sales - Refer to “Strategic Overview - Asset Divestitures” for discussion of Alliant Energy’s recent asset divesture activities, including the sale of its energy services business in the second quarter of 2005. Proceeds from asset divestitures have been and will be used primarily for further debt reduction and general corporate purposes.

Cash Flows Used For Financing Activities -

Historical Changes in Cash Flows Used For Financing Activities - Alliant Energy’s cash flows used for financing activities increased $121 million primarily due to changes in the amount of loans with discontinued operations, $37 million of proceeds from Alliant Energy’s continuous equity offering program in the second quarter of 2004 and changes in the amount of debt issued and retired, including increased debt repayment premiums. IPL’s cash flows used for financing activities increased $58 million primarily due to capital contributions of $50 million from Alliant Energy in 2004. WPL’s cash flows used for financing activities increased $8 million due to changes in the amount of debt issued and retired.

State Regulatory Agency Financing Authorizations - In June 2005, WPL obtained authority from the PSCW to increase its short-term borrowings from $240 million to $250 million, consisting of $195 million for general corporate purposes and an additional $55 million should WPL repurchase its variable rate demand bonds.

Shelf Registrations - As of June 30, 2005, Alliant Energy, IPL and WPL had $208 million, $85 million and $50 million of securities remaining available for sale registered under their respective shelf registrations. In July 2005, IPL’s amount available under its shelf registration was reduced to $35 million upon the issuance of its $50 million, 5.50% senior debentures due 2025.

Common Stock Issuances - Subject to market conditions and other factors, Alliant Energy reduced the amount of common stock it had planned to issue during 2005 from $90 million to approximately $30 million, of which $12 million had already been issued through its Shareowner Direct and Stock Purchase, and 401(k) Savings Plans as of June 30, 2005.

Short- and Long-term Debt - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on short- and long-term debt. Refer to “Item 5. Other Information” for information on AEC’s, IPL’s and WPL’s credit facility agreements entered into in August 2005.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements contain various covenants, including the following:

	Covenant	Status at
Covenant Description	Requirement	June 30, 2005
Alliant Energy:
Consolidated debt-to-capital ratio	Less than 65%	48%
Interest coverage ratio	At least 2.5x	4.2x
IPL debt-to-capital ratio	Less than 58%	47%
WPL debt-to-capital ratio	Less than 58%	38%

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K. Refer to Notes 3 and 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of changes in the amounts of sales of utility accounts receivable, and the impact of FIN 46R guidance on Alliant Energy’s Riverside and RockGen agreements, respectively.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except for the items described in Notes 6, 9(a) and 12 of Alliant Energy’s and Note 17 of WPL’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2004 and has not changed materially from the items reported in the 2004 Form 10-K, except as described below.

Air Quality - In March 2005, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR), which requires emission control upgrades to existing electric generating units with greater than 25 MW capacity. This rule will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa and Wisconsin) in the eastern U.S and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively.  The specific reductions for IPL, WPL and Resources will be determined by state-specific implementation plans, which could be more or less stringent than the noted 70% and 60% reductions. The first phase of compliance for SO2 and NOx is required by 2010 and 2009, respectively, and the second phase of compliance for both SO2 and NOx is required by 2015. This federal rule allows that additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with National Ambient Air Quality Standards. WPL has existing electric generating units located in these non-attainment areas.

In March 2005, the EPA also finalized the Clean Air Mercury Rule (CAMR) which requires mercury emission control upgrades for coal-fired generating units with greater than 25 MW capacity.  When fully implemented, this rule will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% in a two-phased reduction approach. The first phase of compliance is required by 2010 and the second phase by 2018. The CAMR replaces the utility Maximum Achievable Control Technology (MACT) requirements in their entirety, including the elimination of nickel emission control from oil-fired generating units. The mercury control rules previously developed by the Wisconsin Department of Natural Resources (DNR), which became effective in October 2004 for Wisconsin generating facilities, are superseded by the CAMR rules and must be revised to conform to federal requirements.

The final CAIR and CAMR rules were effective in May 2005 and each state must submit enforceable plans to the EPA for approval, which comply with the requirements of these rules, by September and November 2006, respectively. Alliant Energy will actively participate in the development of the state implementation plans. Although the federal rulemakings were anticipated, specific compliance plans cannot be completed until state implementation plans are finalized.

In March 2005, Alliant Energy submitted initial notifications to the EPA and Iowa DNR identifying specific fossil-fueled generating units less than 25 MW that potentially may require compliance with the Industrial Boiler MACT rule. At this time, the EPA has not provided a written response to Alliant Energy regarding the applicability of this rule.

Alliant Energy has completed a preliminary evaluation of CAIR and CAMR rulemakings which were assessed based upon the EPA model rule framework that states may adopt using multi-state cap and trade programs to meet the required emissions reductions in a flexible and cost-effective manner. The estimated capital expenditures associated with the first phase of compliance for CAIR and CAMR, and overall compliance with the Industrial Boiler MACT rule are anticipated to be $170 million to $210 million for IPL and $40 million to $50 million for WPL. Cost estimates for Resources’ generating facilities will be assessed upon clarification with regulatory agencies of rule applicability to non-regulated generation units. In addition, there are also recurring costs for operating and maintaining the emissions control equipment associated with these capital expenditures. Pending the states’ adoption of EPA rules, it is possible that emissions reduction requirements may be achieved through market-based trading of SO2, NOx and mercury emissions credits. Emissions credit markets may be used by IPL, WPL and Resources to achieve compliance, with the potential to increase (or decrease) operation and maintenance expenses associated with credit purchases (or sales). These costs will depend upon actual emissions levels resulting from generation during this period, performance of emissions control equipment and market prices for emissions credits. Alliant Energy expects additional capital investments for second phase compliance with CAIR and CAMR to be significant and material, but is not currently able to quantify such impacts due to regulatory and technological uncertainties.

Land and Solid Waste - In June 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in December 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. The EPA has alleged $5.5 million of costs incurred to date. IPL believes that it is not liable for costs associated with the site because it did not arrange for the disposal of any waste materials at the site and intends to defend this lawsuit. Although IPL believes it has strong defenses, IPL is unable to predict the outcome at this time.

In October 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate offsite groundwater impacts at the two closed landfills, which plans were implemented beginning April 2005. In June 2005, work was completed at one of the closed landfills and work is pending at the other landfill after obtaining access agreements from neighboring property owners. Monitoring results will be used to determine if further measures are required and IPL is unable to predict the outcome at this time.

Alliant Energy expects to receive the appropriate rate recovery of any prudently incurred expenditures it may incur on these and other environmental initiatives within its domestic utility business.

Refer to Note 9(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such market risks have not changed materially from those reported in the 2004 Form 10-K, except as described below. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on the sale of Kewaunee relating to its nuclear decommissioning trust funds.

Currency Exchange Rate Risk - In April 2005, Alliant Energy successfully completed the sale of Cogenex, its energy services business, thereby eliminating the currency exchange rate risk associated with certain payables at a Canadian subsidiary of Cogenex. Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on the impact of changes in foreign currency exchange rates on the non-cash valuation charge recorded in the second quarter of 2005 related to Alliant Energy’s Brazil investments.

Accounting Pronouncements - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term “conditional AROs,” as discussed in SFAS 143, and when an entity would have sufficient information to reasonably estimate the fair value of an ARO. Alliant Energy continues to evaluate the implications of FIN 47 and is required to adopt the guidance by Dec. 31, 2005. Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s current AROs.

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for revised SFAS 123 guidance, “Share-Based Payment,” (SFAS 123(R)). The SEC’s new rule does not change the accounting required by SFAS 123(R), only the compliance dates of the standard. Alliant Energy is required to adopt SFAS 123(R) by Jan. 1, 2006 and does not anticipate the impacts will be material on its results of operations or financial condition given its limited use of stock options historically and its decision to discontinue using stock options entirely effective Jan. 1, 2005. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding historical pro forma impacts of stock options on net income.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2004 and such policies have not changed materially from the items reported in the 2004 10-K, except as described below. Refer to Notes 7 and 11 in Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information relating to Alliant Energy’s Brazil and Mexico investments, and its China business, respectively.

MISO Wholesale Energy Market - On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO.  As participants, IPL and WPL offer their generation and bid their demand into the market on an hourly basis, resulting in net receipt from or net obligation to MISO for each hour of each day.  MISO aggregates these hourly transactions and provides updated settlement statements to market participants seven, 14, 55, and 105 days after each operating day.  MISO will also provide updated settlement statements at 155 days after each operating day for transactions occurring from April through July 2005.  At the end of each month, the amount due from or payable to MISO for the last seven days of the month are estimated, thus significant changes in the estimates and new information provided by MISO in subsequent settlement statements could have a material impact on Alliant Energy’s results of operations.  Refer to “Rates and Regulatory Matters” for further discussion of the MISO market.

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

Exchangeable Senior Notes - The interest deductions Alliant Energy has taken on its federal tax returns related to Resources’ exchangeable notes are currently under audit by the IRS. Alliant Energy believes these interest deductions comply with the Internal Revenue Code and, consequently, has not recorded any tax reserves. The IRS audit team, in conjunction with Alliant Energy, requested a Technical Advice Memorandum (TAM) from the Chief Counsel’s Office of the IRS. Alliant Energy received the TAM in July 2005, which states that the Chief Counsel’s Office is in agreement with the IRS audit team’s conclusions that the interest expense on the senior notes should be capitalized. The capitalization of interest could have a material impact on Alliant Energy’s results of operations and financial condition if Alliant Energy cannot generate sufficient capital gains prior to 2010 to offset the additional capital losses that may result because of the capitalized interest. Alliant Energy anticipates that it would need to be able to generate approximately $250 million of capital gains in excess of its currently projected capital gains of $190 million to eliminate the potential tax liability of approximately $100 million should the IRS position prevail. Alliant Energy is not able to predict the ultimate outcome of this matter and is vigorously pursuing numerous options that could mitigate a portion or all of the potential adverse impact. As a worst case scenario, including litigation and possible appeals, this issue may remain unresolved for six to eight years.

Capital Loss Utilization -Alliant Energy periodically analyzes its ability to utilize tax capital losses. As of June 30, 2005, Alliant Energy estimated that it will be able to generate approximately $190 million of capital gains in the future to offset a portion of its current capital loss carryforwards and projected capital losses prior to their expiration. At June 30, 2005, Alliant Energy established valuation allowances of $31 million for the portion of these capital losses which management currently does not have a plan to utilize before their expiration. Approximately $27 million of this valuation allowance was originally recorded as a decrease to deferred tax assets with the offset included in “Accumulated other comprehensive loss” on Alliant Energy’s Condensed Consolidated Balance Sheet. If some, or all, of this portion of the valuation allowance is reversed in future periods due to a change in judgment about capital loss utilization, the amount would be recorded as a reduction of accumulated other comprehensive loss rather than an increase to income. In addition to the capital loss utilization risk identified previously related to the Exchangeable Senior Notes, if Alliant Energy is unable to generate the $190 million of capital gains currently anticipated prior to the expiration of its current capital loss carryforwards and projected capital losses, there could be a material adverse impact to its results of operations and financial condition. In addition, a change in management’s estimates and assumptions relating to the amounts and timing of capital gains and losses could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred.

Brazil - Alliant Energy continues to examine the operations and structure of its investments in Brazil to improve financial performance, particularly in regard to controlling costs and reduction of debt, and protect its shareholder interests. Alliant Energy has asserted its rights as a minority shareholder in Companhia Força e Luz Cataguazes-Leopoldina, S.A. (Cataguazes) in an attempt to control costs and reduce debt. Alliant Energy filed a request for arbitration with the International Chamber of Commerce’s International Court of Arbitration to resolve this ongoing dispute with its Brazilian partners. Cataguazes itself is also a party to the arbitration. An arbitral tribunal heard this dispute in the first quarter of 2005 and is expected to issue a final decision no later than Sep. 30, 2005. If the arbitral tribunal issues a final decision in favor of Alliant Energy, enforcement of that award would have to be sought in the Brazilian courts. Alliant Energy is not able to predict the ultimate outcome of this matter and cannot provide any assurance it would be able to obtain enforcement of any award.

Alliant Energy also filed a request for arbitration with the International Court of Arbitration to resolve a separate dispute with its Brazilian partners concerning the completion of the expansion of the Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora) natural gas-fired generating facility from a simple-cycle to a combined-cycle facility (Alliant Energy holds a 50% direct ownership interest in this facility). In the first quarter of 2005, the arbitral tribunal determined that Cat-Leo Energia S.A. (Cat-Leo), a subsidiary of Cataguazes, which also held a 50% direct ownership interest in the Juiz de Fora facility, improperly interfered with plans to complete the expansion. The award contemplated Alliant Energy receiving an amount in local currency equivalent to approximately US$26 million (based on foreign exchange rates at June 30, 2005) from its Brazilian partners in exchange for its 50% direct interest in Juiz de Fora (although Alliant Energy would still have an indirect interest through its minority shareholder ownership in Cataguazes and an unsecured loan receivable). Cat-Leo unsuccessfully challenged the award and the arbitral tribunal confirmed the award in favor of Alliant Energy in April 2005. Cataguazes has since transferred its interest in the Juiz de Fora facility to Cat-Leo Construcoes, Industria e Servicos de Energia S.A (Cat-Leo Servicos). Because enforcement of the award through the appropriate Brazilian court could have required a significant amount of time, uncertainty and cost to process and complete, Alliant Energy entered into a structured settlement agreement of this arbitration award with Cat-Leo Servicos in April 2005. The settlement is structured to pay Alliant Energy an amount in local currency equivalent of approximately US$23 million (based on foreign exchange rates at June 30, 2005) as follows: (i) upon signing of the settlement agreement, Alliant Energy received approximately US$12 million as a non-refundable deposit for the sale to Cat-Leo Servicos of its 50% direct interest in Juiz de Fora; and (ii) approximately US$11 million is payable after May 15, 2005 and concurrent with the closing of the purchase and sale agreement for Alliant Energy’s 50% direct interest in Juiz de Fora. If a sale of Alliant Energy’s 50% direct interest is not consummated by April 1, 2006, Cat-Leo Servicos is not required to purchase Alliant Energy’s interest. In the event of cancellation of the purchase and sale agreement, Alliant Energy will be entitled to retain its 50% direct interest in Juiz de Fora, the US$12 million non-refundable deposit and an unsecured loan receivable. Alliant Energy cannot provide any assurance that it will be able to complete the sale of its 50% direct interest in Juiz de Fora. The unsecured loan receivable was not a matter of issue in the Juiz de Fora arbitration, or in the settlement reached with Cat-Leo Servicos.

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

Cataguazes and its subsidiaries also have certain debt instruments maturing in 2005. While Alliant Energy expects Cataguazes and its subsidiaries will be able to refinance and/or retire such debt, Alliant Energy cannot provide any assurance that it will be able to do so. If Cataguazes and its subsidiaries are not able to refinance or retire such debt instruments, Alliant Energy could incur material charges related to its investments in Brazil. In April 2005, Cataguazes announced the completion of the sale of six hydroelectric plants and used a portion of the proceeds from the sale to retire debt at Cataguazes. Cataguazes has also recently closed on an investment fund that is backed by accounts receivable and used the proceeds to retire debt, and lower the cost and extend maturities of debt.

Alliant Energy has been and continues to explore with various parties, including its existing Brazilian partners, all of the options available to it concerning its investments in Brazil and has retained a financial advisor to assist it in evaluating these options. Among others, these options include the potential to repair Alliant Energy’s relationship with its partners, restructure the relationship and/or exit this market. Experience demonstrates that accomplishment of any of the considered options will take time. Consequently, Alliant Energy is unable to provide any assurance that one or more of the options under review will occur, or that implementation of any one or more of the options will not result in Alliant Energy incurring additional material charges relating to its investments in Brazil as it cannot currently predict the ultimate outcome of these reviews and discussions. Refer to Note 7(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

China and Mexico - In July 2005, Alliant Energy announced its intention to divest its investments in China and Mexico as a result of its evaluation of strategic alternatives for these investments.  At June 30, 2005, the carrying value of Alliant Energy’s investments in China and Mexico were approximately $100 million and $85 million, respectively. Alliant Energy expects to complete the divestiture of its China investments no later than June 2006 and the divestiture of its Mexico investment by the end of 2006.  Alliant Energy is unable to provide assurance that these divestitures will occur in a timely fashion or for anticipated proceeds, or that Alliant Energy will not incur additional material charges relating to these investments prior to, or as a result of, these anticipated divestitures.

Synfuel - A continued rise in oil prices from current levels could result in a reduction or elimination of the Section 29 tax credits expected for 2005 to 2007 related to Alliant Energy’s synthetic fuel investment. A phase out or elimination of the Section 29 tax credits would have an impact on future tax credits but no impact on the tax credits resulting from prior production of synthetic fuel. Alliant Energy continues to closely monitor and assess this issue, including evaluating alternatives to potentially protect the ongoing economic benefits of its synthetic fuel investment, and cannot predict the ultimate outcome. Based on the average prices through June 30, 2005, a 22% increase in the price of oil from the June 30, 2005 price would have to occur and be sustained through the remainder of the year for the phase out to begin impacting the 2005 credits.

Domestic Utility Generating Facilities Outages - In February 2005, Kewaunee was removed from service after a potential design weakness was identified in a backup cooling system. Plant engineering staff identified the concern and the unit was shutdown in accordance with the plant license. Modifications were made to resolve the issue and other issues that arose during the inspection and Kewaunee returned to service in early July 2005. Refer to “Rates and Regulatory Matters” for further discussion of the recovery of incremental costs related to the outage.

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

Domestic Coal Delivery Disruptions - In May 2005, Burlington Northern Santa Fe (BNSF) and Union Pacific railroad train derailments in Wyoming caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by IPL and WPL. These railroads invoked their force majeure rights under coal delivery contracts serving IPL and WPL following the derailments. BNSF discontinued its force majeure effective June 3, 2005; however, force majeure continues for Union Pacific. The damaged railroad lines limit coal deliveries from the Powder River Basin to certain generating facilities owned by IPL and WPL. While repair of the damaged lines is underway, it may not be completed until the spring of 2006 and coal shipment operations may not return to normal levels until such time. While coal deliveries have been improving, IPL and WPL continue to closely monitor the situation and have been analyzing the potential magnitude, likelihood and effects of reduced coal deliveries and inventory levels. IPL and WPL continue to take proactive fuel management actions to conserve coal by reducing coal-fired generation during weekday off-peak hours and weekends and when replacement costs are more economical. These actions result in increased energy production and purchase costs for the system. Refer to “Rates and Regulatory Matters” for additional information.

Depreciation Study - In July 2005, IPL completed a depreciation study related to its utility plant in service. Based on the results of this study, IPL expects its future annual depreciation expense could decrease as much as $20 million compared to prior annual depreciation expense amounts. This depreciation study will be considered in IPL’s future rate proceedings in Iowa and Minnesota. Due to uncertainties such as when and to what extent the new depreciation estimates from the study will be reflected in its rates, IPL is unable to determine whether the impacts of any anticipated decrease in future annual depreciation expense resulting from this study will result in a material impact on its financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended June 30, 2005 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005.

Changes in Internal Control Over Financial Reporting - During the quarter ended June 30, 2005, the MISO Day 2 bid-based energy market became effective, which impacted IPL’s and WPL’s regulated electric generation and purchased power which represent significant components of Alliant Energy’s, IPL’s and WPL’s results of operations. In connection with the implementation of MISO Day 2, Alliant Energy, IPL and WPL have implemented a new software system and modified existing processes to facilitate participation in, and validate settlements resulting from, the MISO market. This new software system was not implemented in response to any deficiency in internal control over financial reporting. Refer to “Rates and Regulatory Matters” and “Other Matters - Critical Accounting Policies - MISO Wholesale Energy Market” in MDA for further discussion of MISO.

Other than the MISO-related changes previously discussed, there was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1)
April 1 to April 30	501	$26.69	--	N/A
May 1 to May 31	2,446	26.95	--	N/A
June 1 to June 30	480	27.69	--	N/A
Total	3,427	27.01	--	N/A

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY - At Alliant Energy’s annual meeting of shareowners held on May 19, 2005, the following individuals were elected as directors of Alliant Energy:

Name of Nominee	Votes For	Votes Withheld	Year in Which Term Expires
William D. Harvey	96,679,788	2,936,632	2008
Singleton B. McAllister	96,062,057	3,554,363	2008
Anthony R. Weiler	96,612,457	3,003,963	2008

The following are the other directors of Alliant Energy whose terms of office continued after the 2005 annual meeting: Erroll B. Davis, Jr., Ann K. Newhall, and Robert W. Schlutz, with terms expiring in 2006; and Michael L. Bennett, David A. Perdue, and Judith D. Pyle, with terms expiring in 2007. Effective as of the date of the annual meeting, Katharine C. Lyall retired.

IPL - At IPL’s annual meeting of shareowners held on June 1, 2005, William D. Harvey, Singleton B. McAllister, and Anthony R. Weiler were elected as directors of IPL for terms expiring in 2008. Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IPL whose terms of office continued after the 2005 annual meeting: Erroll B. Davis, Jr., Ann K. Newhall, and Robert W. Schlutz, with terms expiring in 2006; and Michael L. Bennett, David A. Perdue, and Judith D. Pyle, with terms expiring in 2007. Effective as of the date of the annual meeting, Katharine C. Lyall retired.

WPL - At WPL’s annual meeting of shareowners held on May 25, 2005, the following individuals were elected as directors of WPL:

Name of Nominee	Votes For	Votes Withheld	Year in Which Term Expires
William D. Harvey	13,606,895	2,577	2008
Singleton B. McAllister	13,606,706	2,766	2008
Anthony R. Weiler	13,606,401	3,071	2008

The following are the other directors of WPL whose terms of office continued after the 2005 annual meeting: Erroll B. Davis, Jr., Ann K. Newhall, and Robert W. Schlutz, with terms expiring in 2006; and Michael L. Bennett, David A. Perdue, and Judith D. Pyle, with terms expiring in 2007. Effective as of the date of the annual meeting, Katharine C. Lyall retired.

ITEM 5.   OTHER INFORMATION

In lieu of filing a Form 8-K under Items 1.01 and 2.03, Alliant Energy, IPL and WPL are providing the following disclosure:

On Aug. 3, 2005, each of Alliant Energy, IPL and WPL entered into amended and restated five-year credit agreements with the banks that are lenders under the credit agreements. The credit agreements replaced Alliant Energy’s, IPL’s and WPL’s existing five-year credit agreements entered into in July 2004. The credit agreements provide for revolving credit facilities that mature in August 2010, which may be extended for two one-year periods with consent of a majority of the lenders. The maximum amount of availability under each credit agreement is $100 million for Alliant Energy (at the parent company level, which may be increased to up to $200 million upon satisfaction of certain conditions), $300 million for IPL and $250 million for WPL, which is available to support commercial paper and/or direct borrowings.

The credit agreements contain various restrictive covenants, including a requirement that Alliant Energy, IPL and WPL maintain debt-to-capital ratios of less than 65%, 58% and 58%, respectively. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and trade payables), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under qualified pension plans. The equity component excludes accumulated other comprehensive income (loss).

The credit agreements contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions, including among others, for the issuance of secured debt under first mortgage bond indentures by IPL and WPL, non-recourse project financing, purchase money liens and liens on the ownership interests in or assets of foreign subsidiaries to secure not more than $300 million aggregate principal amount of foreign debt.

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and any potential sales of Alliant Energy’s nuclear, transmission or non-regulated assets.

The credit agreements contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross default provision if a domestic majority-owned subsidiary of Alliant Energy defaults on debt totaling $50 million or more. A default by a minority owned affiliate or a foreign subsidiary would not create a cross default. A default by Alliant Energy or Resources would not be a cross default for IPL or WPL, nor would a default by either of IPL or WPL create a cross default for the other. If an event of default under the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements will be immediately due and payable.

The description of the credit agreements set forth above are qualified by reference to the credit agreements filed herewith as Exhibits 4.4, 4.5 and 4.6, which are incorporated by reference herein.

ITEM 6.   EXHIBITS

The following Exhibits are filed herewith.

4.1	Indenture supplemental dated June 9, 2005 to the Indenture of Mortgage and Deed of Trust, dated as of Sep. 1, 1993, between IPL and J.P. Morgan Trust Company, N.A., as Trustee
4.2	Indenture supplemental dated June 9, 2005 to the Indenture of Mortgage and Deed of Trust, dated as of Aug. 1, 1940, between IPL and J.P. Morgan Trust Company, N.A., as Trustee
4.3

Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.4	Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among Alliant Energy and the Banks set forth therein
4.5	Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among WPL and the Banks set forth therein
4.6	Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among IPL and the Banks set forth therein
31.1	Certification of the President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2005.

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