Form 10-K
period 2005-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2006-03-03
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
	Title of Class	on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Stock Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	8.375% Series B Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Interstate Power and Light Company	7.10% Series C Cumulative Preferred Stock,	New York Stock Exchange
$0.01 Par Value
Wisconsin Power and Light Company	4.50% Preferred Stock, No Par Value	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: Wisconsin Power and Light Company Preferred Stock

(Accumulation without Par Value)

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Alliant Energy Corporation - Yes ☒ No [ ]
Interstate Power and Light Company - Yes [ ] No ☒
Wisconsin Power and Light Company - Yes [ ] No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]
Interstate Power and Light Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2005:

Alliant Energy Corporation	$3.3 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Jan. 31, 2006:

Alliant Energy Corporation	Common stock, $0.01 par value, 117,209,615 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2006 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Refer to “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA) for information and disclaimers regarding forward-looking statements contained in this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) (as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein has been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

ITEM 1.  BUSINESS

A.  GENERAL

The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. Alliant Energy is operating as an investor-owned public utility holding company under various regulatory constraints. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first-tier subsidiaries of Alliant Energy is as follows:

1) IPL - incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the utility operations of Illinois properties that Alliant Energy is divesting. In Iowa, non-exclusive franchises, which cover the use of streets and alleys for public utility facilities in incorporated communities, are granted for a maximum of 25 years by a majority vote of local qualified residents. At Dec. 31, 2005, IPL supplied electric and gas service to 537,727 and 238,999 (excluding transportation and other) customers, respectively. IPL also provides steam services to certain customers in one community in Iowa and various other energy-related products and services. In 2005, 2004 and 2003, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues.

2) WPL - incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets. Nearly all of WPL’s customers are located in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration, which are regulated by Wisconsin law. At Dec. 31, 2005, WPL supplied electric and gas service to 452,679 and 179,289 (excluding transportation and other) customers, respectively. WPL also provides various other energy-related products and services. In 2005, 2004 and 2003, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in American Transmission Company LLC (ATC). WPL also owns all of the outstanding capital stock of South Beloit Water, Gas and Electric Company (South Beloit), which was incorporated in 1908. South Beloit is a public utility supplying electric, gas and water service, principally in Winnebago County, Illinois, and which Alliant Energy is divesting.

3) RESOURCES - incorporated in 1988 in Wisconsin. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 13 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B.  INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES

At Dec. 31, 2005, Alliant Energy’s consolidated subsidiaries that are included in its continuing operations had the following full- and part-time employees.

	Number of	Number of		Percentage of Employees
	Bargaining Unit	Other	Total Number	Covered by Collective
	Employees	Employees	of Employees	Bargaining Agreements
IPL	1,292	286	1,578	82%
WPL	1,358	101	1,459	93%
Resources	75	617	692	11%
Corporate Services	--	1,510	1,510	--
Total Alliant Energy	2,725	2,514	5,239	52%

At Dec. 31, 2005, Alliant Energy employees covered by collective bargaining agreements were as follows (IBEW=International Brotherhood of Electrical Workers; IUOE=International Union of Operating Engineers):

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 1439	22	6/30/06
IBEW Local 1455	7	6/30/06
IBEW Local 949	257	9/30/08
IBEW Local 204 (Dubuque)	120	9/30/08
IBEW Local 204 (Mason City)	58	9/30/08
IUOE Local 275	51	12/01/08
IBEW Local 204 (Cedar Rapids)	777	8/31/10
	1,292
WPL - IBEW Local 965	1,358	5/31/07
Resources - Various	75	Various
	2,725

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS

Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2006 and 2007.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state, international and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s business.

Federal Energy Regulatory Commission (FERC) and the Public Utility Holding Company Act - FERC has jurisdiction under the Federal Power Act over certain electric utility facilities and operations, wholesale rates and accounting practices of IPL and WPL, and in certain other respects. In addition, certain natural gas facilities and operations of IPL and WPL are subject to the jurisdiction of FERC under the Natural Gas Act. Refer to “Rates and Regulatory Matters” and “Liquidity and Capital Resources” in MDA for discussion of the Energy Policy Act that was enacted in 2005 and the repeal of the Public Utility Holding Company Act of 1935 (PUHCA 1935).

Environmental - The United States of America (U.S.) Environmental Protection Agency (EPA) administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over safety, air and water quality, and waste handling standards associated with electric power generation, including the level and flow of water pertaining to hydroelectric generation. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. In addition, Alliant Energy has international investments that are subject to environmental regulations in the countries in which it operates.

Iowa Utilities Board (IUB) - IPL is subject to regulation by the IUB for Iowa service territories for retail utility rates and standards of service, accounting requirements, approval of the location and construction of electric generating facilities having a capacity in excess of 25,000 kilowatts (KW), and in other respects. Requests for rate relief are based on historical test periods, adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test year. The IUB must decide on requests for rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent. Interim rates can be placed in effect after 10 days of the rate application filing, subject to refund, and must be based on past precedent. In 2001, the Iowa General Assembly understood the importance of attracting the development of electric power generating and transmission facilities within the state in sufficient quantity to ensure reliable electric service to Iowa consumers and provide economic benefits to the state. Consistent with this legislative intent, Iowa enacted HF 577, which provides companies with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to making certain generation investments in Iowa.

Public Service Commission of Wisconsin (PSCW) - Alliant Energy is subject to regulation by the PSCW. The PSCW regulates, among other things, the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities. WPL is also subject to regulation by the PSCW for Wisconsin service territories for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, approval of the location and construction of electric generating facilities, certain other additions and extensions to facilities, and in other respects. WPL is required to file rate cases with the PSCW using a forward-looking test year period. Refer to “Rates and Regulatory Matters” in MDA for further discussion, including recent progressive legislation passed in Wisconsin which provides increased regulatory and investment certainty prior to making certain generation investments.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC for Minnesota service territories for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, and in other respects. Requests for rate relief can be based on either historical or projected data and interim rates are permitted. The MPUC must reach a final decision within 10 months of filing for rate relief. The MPUC also has jurisdiction to annually approve IPL’s capital structure.

Illinois Commerce Commission (ICC) - IPL and South Beloit are subject to regulation by the ICC for Illinois service territories for retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, certain additions and extensions to facilities, and in other respects. Requests for rate relief must be decided within 11 months of filing.

New Zealand - Alliant Energy has an equity investment in TrustPower Ltd., a hydro and wind generation utility company, which is regulated by the Electricity Commission (Commission). The Commission is appointed by, and reports to, the Minister of Energy. The Commission has the authority to recommend new regulations directly to the Minister of Energy and has the responsibility for monitoring compliance, investigating alleged breaches, and taking necessary enforcement action with respect to rules and regulations. The Commission has established rules governing wholesale, retail, security, transmission and distribution in the form of a multilateral contract among electricity generators, retailers, distribution companies, transmission companies and end-consumers and has contracted for reserve energy to be used in periods of extreme energy shortages.

Refer to Notes 1(c), 1(i) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW

Refer to “Strategic Overview” in MDA for discussion of various strategic actions Alliant Energy has taken to strengthen its financial profile and information regarding Alliant Energy’s strategic plan.

C.  INFORMATION RELATING TO UTILITY OPERATIONS

Alliant Energy realized 50%, 46%, 3% and 1% of its 2005 electric utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively. Approximately 88% was regulated by the respective state commissions while the other 12% was regulated by FERC. Alliant Energy realized 49%, 45%, 3% and 3% of its 2005 gas utility revenues in Iowa, Wisconsin, Minnesota and Illinois, respectively.

IPL realized 92%, 6% and 2% of its 2005 electric utility revenues in Iowa, Minnesota and Illinois, respectively. Approximately 94% was regulated by the respective state commissions while the other 6% was regulated by FERC. IPL realized 93%, 5% and 2% of its 2005 gas utility revenues in Iowa, Minnesota and Illinois, respectively. WPL realized 99% of its 2005 electric utility revenues in Wisconsin and 1% in Illinois. Approximately 82% was regulated by the PSCW or the ICC while the other 18% was regulated by FERC. WPL realized 96% of its 2005 gas utility revenues in Wisconsin and 4% in Illinois.

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

Federal and state regulators continue to implement policies to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when the current economic disincentives for small customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

1) ELECTRIC UTILITY OPERATIONS

General - IPL and WPL provide electric service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of electric customers and communities served at Dec. 31, 2005 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Communities Served
IPL	536,410	8	1,309	760
WPL	450,628	31	2,020	610
	987,038	39	3,329	1,370

Wholesale customers in the above table are billed per standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, which are approved by FERC on an individual basis.

2005 electric utility operations accounted for 74% and 76% of operating revenues and 96% and 84% of operating income for IPL and WPL, respectively.

Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months. In 2005, the maximum peak hour demands for IPL and WPL were 3,077 megawatts (MW) and 2,854 MW, respectively, both on Aug. 9, 2005. In 2005, the maximum peak hour demand for Alliant Energy was 5,932 MW on Aug. 9, 2005, which was the coincident peak of the entire Alliant Energy system.

Electric Supply - Alliant Energy has met historical customer demand of electricity and expects to continue meeting future demand through internally generated electric supply, purchased power contracts utilizing existing firm transmission rights, and additional power purchases from existing generating units located within and outside of Alliant Energy’s service territory. Refer to the “Electric Operating Information” tables for details on the sources of electric supply for Alliant Energy, IPL and WPL from 2001 to 2005. Alliant Energy’s mix of electric supply has experienced changes as a result of the recent sales of its interests in its nuclear generating facilities and the addition of natural-gas fired generating facilities to its generation portfolio. Refer to “Strategic Overview - Utility Generation Plan” in MDA for discussion of Alliant Energy’s utility generation plan. While Alliant Energy currently expects to meet utility customer demands in the future, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, power plant outages, transmission system outages or extended periods of extremely hot weather.

Generation - IPL and WPL own a portfolio of electric generating facilities with a diversified fuel mix including coal, natural gas and renewable resources. Refer to Item 2. Properties for information on IPL’s and WPL’s electric generating stations.

Average Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2005	2004	2003	2005	2004	2003
Coal	$1.17	$1.08	$1.07	$1.32	$1.26	$1.22
Natural Gas	7.86	6.65	5.88	8.49	6.65	6.82
Nuclear	0.57	0.55	0.55	0.53	0.46	0.44
All Fuels	1.73	1.15	1.09	1.72	1.30	1.37

Coal - Coal is the primary fuel source for Alliant Energy’s internally generated electric supply. Electric supply from coal-fired generating facilities represented 52%, 58% and 57% of IPL’s total sources of electric energy and 49%, 55% and 54% of WPL’s total sources of electric energy during 2005, 2004 and 2003, respectively. Alliant Energy, through Corporate Services, IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL and WPL for 2006 through 2010. As of Dec. 31, 2005, these contracts provide for a portfolio of coal supplies that cover approximately 95%, 74%, 49%, 21% and 7% of IPL’s and WPL’s estimated coal supply needs for 2006 through 2010, respectively. Management believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with larger open positions subject to price volatility in the coal markets. Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual averages for 2005 were 39 days for generating stations with year-round deliveries and 83 days for generating stations with seasonal deliveries. Refer to “Other Matters - Other Future Considerations - Coal Delivery Disruptions” in MDA for discussion of coal delivery disruptions caused by railroad train derailments in 2005.

Average delivered fossil fuel costs are expected to continue to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, expiration of existing transportation contracts and recent coal market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent upward market trends. A few of the existing coal contracts have provisions for price adjustments should specific indices change. Rate adjustment provisions in transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Other factors which may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide, nitrogen oxide and mercury along with other environmental limitations on generating stations continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Alliant Energy believes that, given its current coal procurement process, the specific coal market in its primary purchase region, and regulatory cost-recovery mechanisms, it is reasonably insulated against the present volatile coal price environment. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of coverage going forward for five to six years and supplier diversity. Similarly, given the term lengths of its transportation agreements, Alliant Energy believes it is reasonably insulated against future higher base coal transportation rates from the major railroads. As of Dec. 31, 2005, existing coal transportation agreements cover 100% of IPL’s and WPL’s estimated needs through 2006, approximately 91% for 2007 and 64% for 2008 through 2010. Refer to Note 1(i) for discussion of IPL’s and WPL’s rate recovery of fuel costs and Note 11(b) for details relating to coal purchase commitments in the “Notes to Consolidated Financial Statements.”

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities that help meet customer demand for electricity especially during peak hour demands. Electric supply from natural gas-fired generating facilities represented 6%, 2% and 2% of Alliant Energy’s total sources of electric energy for its electric customers during 2005, 2004 and 2003, respectively. Increased electric supply from natural gas-fired generating facilities during 2005 was primarily due to generation from IPL’s 565 MW, natural gas-fired Emery Generating Facility (Emery) that was placed in service in May 2004 and Resources’ 300 MW, natural gas-fired Sheboygan Falls Energy Facility (SFEF) that began commercial operations in June 2005. WPL has exclusive rights to the output of SFEF under an affiliated lease agreement. Refer to “Gas Utility Operations” for discussion of contracts for the supply and transportation of natural gas required for natural gas-fired generating facilities.

Nuclear - Electric supply from nuclear generating facilities represented 17%, 19% and 16% of IPL’s total sources of electric energy and 2%, 11% and 11% of WPL’s total sources of electric energy during 2005, 2004 and 2003, respectively. In July 2005, WPL sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to a subsidiary of Dominion Resources, Inc. (Dominion) and upon closing of the sale entered into a long-term purchased power agreement with Dominion to purchase energy and capacity from Kewaunee. In January 2006, IPL sold its interest in the Duane Arnold Energy Center (DAEC) to a subsidiary of FPL Group, Inc. (FPL) and upon closing of the sale entered into a purchased power agreement with FPL to purchase energy and capacity from DAEC. As a result of these transactions, Alliant Energy no longer has an ownership interest in any nuclear generating facilities. Alliant Energy entered into these transactions to reduce the financial and operational uncertainty associated with nuclear generating facility ownership and operations while still retaining the benefit of the output from such nuclear generating facilities. For additional information regarding these sales refer to Notes 17 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements.”

Purchased Power - Alliant Energy enters into purchased power commitments to meet a portion of its customer demand of electricity. Purchased power represented 21%, 20% and 25% of IPL’s total sources of electric energy and 46%, 32% and 31% of WPL’s total sources of electric energy during 2005, 2004 and 2003, respectively. IPL’s level of purchased power during these periods was impacted by scheduled refueling outages at DAEC in 2005 and 2003 and Emery being placed into service in May 2004. WPL’s level of purchased power during these periods was impacted by the sale of its interest in Kewaunee in July 2005. Refer to Notes 17 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements for additional details regarding recent purchased power agreements related to Kewaunee and DAEC, respectively, and Notes 3(a) and 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details relating to purchased power commitments. Refer to “Other Matters - Other Future Considerations - Calpine Bankruptcy” in MDA for discussion of WPL’s purchased power agreements with Calpine Corporation subsidiaries related to the RockGen and Riverside generating facilities.

Electric Transmission Business and Energy Markets -

WPL - In 2001, WPL transferred its transmission assets to ATC in exchange for an ownership interest in ATC. As of Dec. 31, 2005, WPL held a 21% ownership interest in ATC with a carrying value of $152 million. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the Midwest Independent System Operator (MISO) and Reliability First Corporation Regional Reliability Council (Reliability First). Reliability First is the successor organization to the Mid-American Interconnected Network, Inc., which ceased operations Dec. 31, 2005. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. During 2005, ATC distributed in the form of dividends approximately 80% of its earnings to the equity holders and, although no assurance can be given, Alliant Energy anticipates ATC will continue this dividend payout ratio in the future. ATC is continuing its efforts to improve transmission reliability and import capabilities into Wisconsin, including construction of a 345-kilovolt transmission line, which is expected to be in service in 2008. As these facilities are constructed, they will serve to enhance Alliant Energy’s operating flexibility and its access to lower-cost energy. ATC also has various transmission interconnections with four other transmission owning utilities in the Midwest. WPL’s anticipated capital contributions to ATC in 2006 and 2007 are $12 million and $11 million, respectively.

IPL - IPL maintains and operates its own transmission assets which had a book value of $442 million as of Dec. 31, 2005. Refer to “Properties” for additional information regarding IPL’s electric transmission properties. IPL has a non-cancelable operation agreement, which will terminate on Dec. 31, 2035, with Central Iowa Power Cooperative (CIPCO) that provides for the joint use of certain transmission facilities of IPL and CIPCO. IPL has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest. These interconnections, along with the interconnections of ATC, enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy. Refer to “Strategic Overview - Transmission Business” in MDA for discussion of the options IPL is evaluating related to the future of its transmission assets.

Regional Transmission Participation - IPL and WPL are members of the Midwest Reliability Organization and Reliability First, both of which are regional members of the North American Electric Reliability Council (NERC). Each regional member of NERC is responsible for setting policies to ensure reliability in its area through coordination of planning and operations.

MISO Wholesale Energy Market - IPL and WPL are also members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in its service territory. On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marked a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. In the restructured market, IPL and WPL offer their generation and bid their demand into the market on an hourly basis. MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The restructured market is intended to send price signals to stakeholders where generation or transmission system expansion is needed. This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity. In areas of constrained transmission capacity, such as Wisconsin, costs could be higher due to the congestion and marginal loss pricing components. Refer to “Rates and Regulatory Matters” in MDA for discussion of the regulatory impacts of costs related to MISO.

As part of the MISO market restructuring, physical transmission rights of IPL and WPL were replaced with Financial Transmission Rights (FTRs). FTRs provide a hedge for congestion costs that incur in the MISO day-ahead energy market. Both IPL and WPL have been awarded FTRs by MISO that are in place during the period Sep. 1, 2005 through May 31, 2006. Based on the FTRs awarded to IPL and WPL to date and future expected allocations, along with the regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO market.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA), as amended by the CAA Amendments of 1990; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Nuclear Waste Policy Act of 1982, as amended in 1987; Occupational Safety and Health Act; National Energy Policy Act of 1992; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; and Pollution Prevention Act. Alliant Energy regularly obtains federal, state and local permits to assure compliance with the environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings.

Refer to “Liquidity and Capital Resources” in MDA for further discussion of electric environmental matters.

Alliant Energy Corporation

Electric Operating Information	2005	2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$823.4	$716.7	$684.6	$626.9	$599.1
Commercial	497.4	437.8	409.7	376.4	373.1
Industrial	675.2	609.9	571.6	526.8	543.5

Total from retail customers	1,996.0	1,764.4	1,665.9	1,530.1	1,515.7
Sales for resale	273.3	185.8	195.8	160.3	184.5
Other	51.3	58.8	55.4	62.1	56.4

Total	$2,320.6	$2,009.0	$1,917.1	$1,752.5	$1,756.6

Electric Sales (000s MWh):
Residential	7,881	7,354	7,565	7,616	7,344
Commercial	6,110	5,702	5,663	5,542	5,464
Industrial	12,830	12,596	12,345	12,297	12,469

Total from retail customers	26,821	25,652	25,573	25,455	25,277
Sales for resale	6,094	5,102	5,495	4,805	4,936
Other	173	178	184	197	168

Total	33,088	30,932	31,252	30,457	30,381

Customers (End of Period):
Residential	849,845	839,745	830,559	822,229	807,754
Commercial	134,149	131,152	129,130	128,212	125,539
Industrial	3,044	2,916	2,902	2,905	2,826
Other	3,368	3,312	3,362	3,344	3,324

Total	990,406	977,125	965,953	956,690	939,443

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,932	5,644	5,887	5,729	5,677
Cooling degree days (1):
Cedar Rapids (IPL) (normal - 379)	406	139	276	397	347
Madison (WPL) (normal - 242)	421	138	224	356	305
Sources of electric energy (000s MWh):
Coal	17,360	18,472	18,451	17,674	18,190
Purchased power (2)	10,893	8,289	9,155	8,596	8,727
Nuclear (2)	3,461	5,018	4,498	5,012	4,116
Gas (3)	2,052	792	631	675	472
Other	297	262	240	379	452

Total	34,063	32,833	32,975	32,336	31,957

Revenue per kilowatt-hour (KWh) from retail
customers (cents)	7.44	6.88	6.51	6.01	6.00

(1)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.
(2)	In July 2005, WPL sold its interest in Kewaunee and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from Kewaunee.
(3)	Includes generation from SFEF that began commerical operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

Interstate Power and Light Company

Electric Operating Information	2005	2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$453.9	$388.9	$367.7	$355.0	$351.0
Commercial	300.0	257.8	239.4	229.7	234.8
Industrial	387.0	347.3	327.8	315.5	335.7

Total from retail customers	1,140.9	994.0	934.9	900.2	921.5
Sales for resale	75.4	41.7	40.2	34.5	53.3
Other	30.4	33.5	31.9	30.1	28.3

Total	$1,246.7	$1,069.2	$1,007.0	$964.8	$1,003.1

Electric Sales (000s MWh):
Residential	4,282	3,979	4,155	4,184	4,026
Commercial	3,836	3,487	3,496	3,392	3,342
Industrial	8,005	7,827	7,750	7,843	7,931

Total from retail customers	16,123	15,293	15,401	15,419	15,299
Sales for resale	1,723	1,305	1,299	1,151	1,412
Other	98	98	102	103	107

Total	17,944	16,696	16,802	16,673	16,818

Customers (End of Period):
Residential	454,176	450,595	448,719	446,202	439,508
Commercial	80,238	78,137	77,043	76,856	75,132
Industrial	1,996	1,915	1,888	1,898	1,836
Other	1,317	1,280	1,327	1,328	1,359

Total	537,727	531,927	528,977	526,284	517,835

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,077	3,017	3,123	3,097	3,104
Cooling degree days (1):
Cedar Rapids (normal - 379)	406	139	276	397	347
Sources of electric energy (000s MWh):
Coal	9,782	10,348	10,232	9,889	9,997
Purchased power	3,868	3,508	4,503	4,134	4,595
Nuclear	3,177	3,451	2,791	3,202	2,697
Gas	1,686	580	227	330	346
Other	121	47	63	127	171

Total	18,634	17,934	17,816	17,682	17,806

Revenue per KWh from retail customers (cents)	7.08	6.50	6.07	5.84	6.02

(1)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Wisconsin Power and Light Company

Electric Operating Information	2005		2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$369.5		$327.8	$316.9	$271.9	$248.1
Commercial	197.4		180.0	170.3	146.7	138.3
Industrial	288.2		262.6	243.8	211.3	207.8

Total from retail customers	855.1		770.4	731.0	629.9	594.2
Sales for resale	197.9		144.1	155.6	125.8	131.2
Other	20.9		25.3	23.5	32.0	28.1

Total	$1,073.	9	$939.8	$910.1	$787.7	$753.5

Electric Sales (000s MWh):
Residential	3,599		3,375	3,410	3,432	3,318
Commercial	2,274		2,215	2,167	2,150	2,122
Industrial	4,825		4,769	4,595	4,454	4,538

Total from retail customers	10,698		10,359	10,172	10,036	9,978
Sales for resale	4,371		3,797	4,196	3,654	3,524
Other	75		80	82	94	61

Total	15,144		14,236	14,450	13,784	13,563

Customers (End of Period):
Residential	395,669		389,150	381,840	376,027	368,246
Commercial	53,911		53,015	52,087	51,356	50,407
Industrial	1,048		1,001	1,014	1,007	990
Other	2,051		2,032	2,035	2,016	1,965

Total	452,679		445,198	436,976	430,406	421,608

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,854		2,627	2,782	2,674	2,696
Cooling degree days (1):
Madison (normal - 242)	421		138	224	356	305
Sources of electric energy (000s MWh):
Coal	7,578		8,124	8,219	7,785	8,193
Purchased power (2)	7,025		4,781	4,652	4,462	4,132
Nuclear (2)	284		1,567	1,707	1,810	1,419
Gas (3)	366		212	404	345	126
Other	176		215	177	252	281

Total	15,429		14,899	15,159	14,654	14,151

Revenue per KWh from retail customers (cents)	7.99		7.44	7.19	6.28	5.95

(1)	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.
(2)	In July 2005, WPL sold its interest in Kewaunee and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from Kewaunee.
(3)	Includes generation from SFEF that began commerical operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

2) GAS UTILITY OPERATIONS

IPL and WPL provide gas service in Iowa, southern and central Wisconsin, southern Minnesota and northern and northwestern Illinois. The number of gas customers and communities served at Dec. 31, 2005 were as follows:

	Retail	Transportation and	Communities
	Customers	Other Customers	Served
IPL	238,999	234	253
WPL	179,289	253	246
	418,288	487	499

2005 gas utility operations accounted for 22% and 23% of operating revenues and 5% and 19% of operating income for IPL and WPL, respectively, which include providing gas services to retail and transportation customers.

IPL and WPL maintain purchase agreements with over 30 suppliers of natural gas from all gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2006. IPL’s and WPL’s gas supply commitments are primarily market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), Natural Gas Pipeline Co. of America (NGPL) and ANR Pipeline (ANR) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL and WPL with gas delivered directly to their service territories. In 2005, the maximum daily delivery capacity for IPL and WPL was as follows (in dekatherms (Dth)):

	NNG	NGPL	ANR	FCS	Total
IPL	214,191	89,932	56,680	20,000	380,803
WPL	101,739	--	146,455	31,000	279,194

In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through their distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs.

Alliant Energy owns several natural gas-fired generating facilities including Emery and SFEF and has responsibility under purchased power agreements to supply natural gas to certain generating facilities including Riverside and RockGen. WPL has contracted with ANR to provide firm pipeline transportation of 60,000 Dths per day for the Riverside plant and 52,800 Dths per day (June to September) for SFEF. IPL and WPL also have contracts with several companies to provide fixed-price natural gas supply for these generating facilities with the longest contracts having terms through October 2006. In addition to entering into fixed-price supply contracts, IPL and WPL have hedging programs reviewed by the IUB and PSCW, respectively, to help protect against the impacts of volatile natural gas prices. IPL and WPL expect these fixed-price supply contracts and hedging programs will substantially mitigate the impact on its electric customers of volatile natural gas costs for these generating facilities through December 2007.

The gas sales of IPL and WPL follow a seasonal pattern. There is an annual base load of gas used for heating and other purposes, with a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 30% of both IPL’s and WPL’s annual gas requirements in 2005.

Refer to Note 1(i) for information relating to utility natural gas cost recovery and Note 11(b) for discussion of natural gas commitments in the “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 11(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2005	2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$358.1	$315.6	$310.7	$218.7	$270.2
Commercial	202.0	172.3	162.7	111.3	141.1
Industrial	43.8	38.4	34.2	25.2	31.3
Transportation/other	81.2	43.5	59.3	38.8	45.3

Total	$685.1	$569.8	$566.9	$394.0	$487.9

Gas Sales (000s Dths):
Residential	28,554	29,338	31,871	30,931	29,580
Commercial	18,763	19,199	19,947	19,348	18,055
Industrial	4,406	5,127	5,093	5,373	5,344
Transportation/other	62,850	49,626	48,978	47,386	48,539

Total	114,573	103,290	105,889	103,038	101,518

Customers at End of Period (Excluding Transportation/Other):
Residential	371,443	366,493	361,835	358,384	353,430
Commercial	46,153	45,630	45,826	45,793	45,480
Industrial	692	730	766	799	951

Total	418,288	412,853	408,427	404,976	399,861

Other Selected Gas Data:
Heating degree days (1):
Cedar Rapids (IPL) (normal - 6,899)	6,534	6,463	6,883	6,577	6,535
Madison (WPL) (normal - 7,485)	6,796	6,831	7,337	6,929	6,675
Revenue per Dth sold (excluding transportation/other)	$11.68	$9.81	$8.92	$6.38	$8.35
Purchased gas costs per Dth sold (excluding transportation/other)	$8.68	$6.98	$6.11	$4.02	$6.31

(1)	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Interstate Power and Light Company

Gas Operating Information	2005	2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$201.7	$179.2	$173.6	$124.2	$162.6
Commercial	112.7	95.5	88.1	61.2	82.5
Industrial	33.8	30.3	24.6	18.2	22.4
Transportation/other	14.6	11.0	8.2	11.3	13.5

Total	$362.8	$316.0	$294.5	$214.9	$281.0

Gas Sales (000s Dths):
Residential	16,486	16,882	19,074	18,068	17,826
Commercial	10,576	10,614	11,408	10,774	10,483
Industrial	3,428	4,029	3,911	4,070	4,147
Transportation/other	31,202	28,942	29,182	28,814	31,673

Total	61,692	60,467	63,575	61,726	64,129

Customers at End of Period (Excluding Transportation/Other):
Residential	211,217	209,280	207,921	206,808	205,065
Commercial	27,384	27,094	27,465	27,607	27,649
Industrial	398	434	426	438	441

Total	238,999	236,808	235,812	234,853	233,155

Other Selected Gas Data:
Heating degree days (1):
Cedar Rapids (normal - 6,899)	6,534	6,463	6,883	6,577	6,535
Revenue per Dth sold (excluding transportation/other)	$11.42	$9.67	$8.32	$6.19	$8.24
Purchased gas cost per Dth sold (excluding transportation/other)	$8.78	$7.27	$5.99	$4.11	$6.20

Wisconsin Power and Light Company

Gas Operating Information	2005	2004	2003	2002	2001

Operating Revenues (in millions):
Residential	$156.4	$136.4	$137.1	$94.5	$107.6
Commercial	89.3	76.8	74.6	50.1	58.6
Industrial	10.0	8.1	9.6	7.0	8.9
Transportation/other	66.6	32.5	51.1	27.5	31.8

Total	$322.3	$253.8	$272.4	$179.1	$206.9

Gas Sales (000s Dths):
Residential	12,068	12,456	12,797	12,863	11,754
Commercial	8,187	8,585	8,539	8,574	7,572
Industrial	978	1,098	1,182	1,303	1,197
Transportation/other	31,648	20,684	19,796	18,572	16,866

Total	52,881	42,823	42,314	41,312	37,389

Customers at End of Period (Excluding Transportation/Other):
Residential	160,226	157,213	153,914	151,576	148,365
Commercial	18,769	18,536	18,361	18,186	17,831
Industrial	294	296	340	361	510

Total	179,289	176,045	172,615	170,123	166,706

Other Selected Gas Data:
Heating degree days (1):
Madison (normal - 7,485)	6,796	6,831	7,337	6,929	6,675
Revenue per Dth sold (excluding transportation/other)	$12.04	$10.00	$9.83	$6.67	$8.54
Purchased gas cost per Dth sold (excluding transportation/other)	$8.53	$6.57	$6.29	$3.89	$6.47

(1)	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

D.  INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation, International and other non-regulated investments.

Non-regulated Generation - manages Alliant Energy’s non-regulated electric generating facilities. In 2005, Resources changed its focus from acquiring and developing new generating facilities to managing assets it currently owns. In June 2005, Resources completed the construction and commenced commercial operation of the 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin. Resources owns SFEF and leases it to WPL for an initial period of 20 years. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for additional information regarding the SFEF lease. Resources also owns a 309 MW, non-regulated, tolled, natural gas-fired power plant in Neenah, Wisconsin. The entire power output of the facility is sold under contract to Milwaukee-based We Energies through May 2008. Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

International - International’s remaining investments include two equity investments in New Zealand as well as several generating facilities in China that Alliant Energy is divesting. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information regarding International’s New Zealand investments and the sale of Alliant Energy’s investments in Brazil in January 2006.

Other non-regulated investments - includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico (Laguna del Mar) and gas gathering pipeline systems that Alliant Energy is divesting. Environmental engineering and site remediation includes RMT, Inc., an environmental and engineering consulting company that serves clients nationwide in a variety of industrial market segments and specializes in consulting on solid and hazardous waste management, site remediation, ground water quality monitoring and detection, and air quality control. Transportation includes a short-line railway that provides freight service between Cedar Rapids and Iowa City; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Construction management services for wind farms includes WindConnect™, a construction management service company that provides expertise in engineering, designing, constructing and maintaining wind electric system projects.

Refer to “Strategic Overview” in MDA and Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on Alliant Energy’s focused approach to its non-regulated operations as well as various divestitures that Alliant Energy has completed and is currently pursuing.

E.  DISCLOSURE CONCERNING WEBSITE ACCESS TO REPORTS

Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition, results of operations or cash flows could be materially and adversely affected and you may lose all or part of your investment.

Risks related to the regulation of our business could impact the rates we are able to charge, our costs and our profitability - We are subject to comprehensive regulation by federal and state regulatory authorities, which significantly influences our operating environment and the ability to timely recover costs from customers. In particular, our utilities are regulated by regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the ICC, the MPUC and FERC. These authorities regulate many aspects of our operations, including, but not limited to: construction and maintenance of facilities; operations; safety; issuance of securities; accounting matters; transactions between affiliates; rates charged to customers; our ability to site and construct new generation plants; costs of fuel, purchased power and natural gas that can be recovered from customers; and the authorized rates of return on capital. The ability of our utilities to obtain rate adjustments to maintain current rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or current authorized rates of return on capital will be earned. These regulatory authorities are also empowered to impose financial penalties and other sanctions on us and our utilities if found to have violated statutes and regulations governing utility operations. Currently, IPL and WPL have certain pending rate cases. If IPL and WPL do not receive the expected amount of rate relief, rates are reduced, the increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, we may experience an adverse impact on our financial condition, results of operations and cash flows. We, through our international subsidiaries, are also subject to international rate regulation in the foreign markets in which we operate.

We are unable to predict the impact on our business and operating results from the future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional expenses or change business operations or our business plan, particularly as it relates to our utilities, which may have an adverse impact on our financial condition, results of operations and cash flows. In addition, federal regulatory reforms mandated by the Energy Policy Act of 2005 may produce unexpected changes and costs in the public utility industry that could cause us to incur additional expenses or change business operations, which may have an adverse impact on our financial condition, results of operations and cash flows.

Changes in commodity prices may increase the cost of producing electric energy or decrease the amount our subsidiaries receive from selling electric energy, harming our financial performance - The prices that we may obtain for electric energy may not compensate for changes in coal, natural gas or energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy, and so our utilities may be unable to pass on the changes in costs to their customers, which may result in an adverse effect on our financial condition, results of operations and cash flows. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We, through our utilities, have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we rely on coal primarily from the Power River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition. Our utilities also have responsibility to supply gas to natural gas-fired electric generating facilities that we own and lease, which increase our exposure to the more volatile market prices of natural gas. We, through our utilities, have natural gas supply contracts in place which are generally short term in duration. The gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase gas on terms as favorable as the current contracts when the current contracts expire. Further, natural gas supplies originate primarily in the Gulf of Mexico region of the U.S. and any disruption of production of natural gas in that region, and transportation of natural gas from that region, may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition, results of operations and cash flows.

We are engaged in sales of assets and businesses; however, market conditions and other factors may hinder this strategy - We are in the process of selling, and may continue to sell, non-core assets. Sales prices for assets and businesses could fluctuate. Asset sales under poor market conditions could result in substantial losses. Buyers may find it difficult to obtain financing to purchase these assets. As part of any asset sale, we face challenges associated with pricing the assets correctly and limiting our environmental or other retained liabilities. These transactions also may divert management attention and other resources from day-to-day operations. Several factors specific to us could make asset sales particularly challenging. We are subject to regulatory approvals for the sale of certain assets, as are potential purchasers. These approvals can impose delays and structuring complications on asset sale transactions. Potential buyers may be reluctant to enter into agreements to purchase assets from us if they believe that required consents and approvals will result in significant delays or uncertainties in the transaction process. Some of the assets we are selling are international assets, located in China and Mexico, and are subject to international regulatory approvals. Further, the value of our international assets may fluctuate due to political and economic instability, local labor market conditions, the impact of government regulations and taxation, differences in business practices and fluctuations in foreign exchange rates in countries where those assets or buyers are located and we may not be able to realize the full value of our international assets.

Costs of compliance with new laws and the incurrence of liabilities, particularly related to the environment, could adversely affect our profitability - Our operations are subject to extensive regulation including environmental protection. New laws and regulations affecting our operations have been and may be adopted, including the Clean Air Mercury Rule and the Clean Air Interstate Rule, each as adopted by the EPA, and new interpretations of existing laws and regulations could be adopted or become applicable to us or our facilities, which may substantially increase compliance expenditures made by us in the future. We also have current or previous ownership interests in sites previously associated with the production of gas for which we may be liable for investigation, remediation and monitoring costs relating to the sites. Compliance with current and future federal and state environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters because of the difficulty of estimating clean-up and compliance costs, the uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties, the possibility that changes will be made to the current environmental laws and regulations, and the uncertainty regarding the type of compliance that will be required by final rules and regulations. Future changes in the interpretation of the Clean Air Act’s New Source Review provisions could potentially increase our operating and maintenance costs substantially.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with cooling. In addition, market prices for electricity peak in the summer. Demand for natural gas depends significantly upon weather patterns in winter months due to heavy use for residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, our utilities have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. We expect that unusually mild winters and summers could have an adverse effect on our financial condition, results of operations and cash flows.

At times, demand for electric energy could exceed our supply capacity - We are currently obligated to supply electric energy in parts of Iowa, Wisconsin, Minnesota and Illinois. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability and energy commitments pursuant to long-term purchase power agreements. If this occurs, we would have to buy electric energy on the market. Our utilities may not always have the ability to pass the costs of purchasing the electric energy on to their customers, and even if they are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high. Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition, results of operations and cash flows.

Failure to provide reliable service to our utility customers could adversely affect our operating results - Our utilities are obligated to provide safe and reliable service to their customers within their service territories. Meeting this commitment requires significant capital and other resources. Failure to provide safe and reliable service, including effects of equipment failures in electric and gas delivery systems, could adversely affect our operating results through reduced revenues and increased maintenance and capital costs. The North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Power outages in our service territories could result from factors outside of our control or service territories.

The transmission system in our utilities’ service area is constrained, which could impact our ability to provide reliable service to our utility customers and increase the cost of purchased power - The transmission system in our utilities’ service territories, especially in Wisconsin, is constrained, limiting our ability to transmit electric energy within our service territories and access electric energy from outside of our service territories. The transmission constraints could result in failure to provide reliable service to our utility customers or not being able to access lower cost sources of electric energy.

Threats of terrorism and catastrophic events that could result from terrorism or natural disasters may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit electric energy, the risk of significant slowdown in growth or a decline in the U.S. economy, disruption or volatility in, or other effects on capital markets, and the increased cost and adequacy of security and insurance. Catastrophic natural disasters may also impact our operations. Natural disasters may adversely impact our ability to generate, purchase or transmit electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories.

The operation of electric generating stations or the construction or capital improvement of utility facilities may involve unanticipated changes or delays in operations that could negatively impact our business, and our financial condition, results of operations and cash flows - The operation of electric generating stations involves many risks, including start-up risks, breakdown or failure of equipment, transmission lines or pipelines, use of technology, the dependence on a specific fuel source, including the supply and transportation of fuel, as well as the risk of performance below expected or contracted levels of output or efficiency. These risks could negatively impact our business through asset degradation, lost revenues or increased costs, including the cost of replacement power. Additionally, our ability to successfully and timely complete construction of utility facilities or planned capital improvements to existing facilities within established budgets is contingent upon many variables and may be subject to substantial risks. Should such efforts be unsuccessful, we could be subject to additional costs and increased risk of non-recovery of construction or improvement costs through rates.

A downgrade in our credit ratings could negatively affect borrowing costs and access to capital to operate our business - Our credit ratings may be dependent on, among other things, the success of execution of our strategic plan. If our business changes as a result of market or other conditions, our ratings could be adversely affected. The failure to meet the goals set forth in our strategic plan from time to time could cause our credit ratings to be lowered. If either Standard & Poor’s Ratings Services or Moody’s Investors Service were to downgrade our credit ratings, then borrowing costs would increase, which would diminish our financial results, and our potential pool of investors and funding sources could decrease. In addition, some of our subsidiaries access debt and other capital from various sources and carry their own credit ratings. Any downgrade or other event negatively affecting the credit ratings of these subsidiaries could make their own costs of borrowing higher or access to funding sources more limited, which in turn could increase our need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group. We, and particularly our utility business, rely on accessing the capital markets to support capital expenditure programs and other capital requirements, including expenditures to build utility infrastructure and comply with future regulatory requirements. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing market or industry conditions, regulatory constraints or other factors, our financial condition, results of operations and cash flows could be significantly adversely affected.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries and investments. Our subsidiaries and investments are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans or other payments. The ability of our subsidiaries and investments to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations and the earnings, cash flows, capital requirements and general financial condition of our subsidiaries and investments. Our utilities each have dividend payment restrictions based on their respective bond indentures, the terms of their outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries and investments, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

We are subject to employee workforce factors that could affect our businesses and financial condition - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows.

Energy industry changes, including changes in technology, could have a negative effect on our businesses - As a public utility holding company with significant utility assets, we conduct our utility operations in an ever-changing business environment. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Although the pace of restructuring in our primary retail electric service territories has been delayed (and may continue to be delayed for a long period of time) due to uncertainty and developments in the industry, we cannot predict the timing of a restructured electric industry or the impact on our financial condition, results of operations or cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

IPL

IPL’s electric generating stations at Dec. 31, 2005, were as follows:

Name and Location	Primary Fuel	2005 Summer
of Station	Type	Capability in KWs

Duane Arnold Energy Center, Palo, IA	Nuclear			395,430	(1)

Ottumwa Generating Station, Ottumwa, IA	Coal	321,665	(2)
Prairie Creek Station, Cedar Rapids, IA	Coal	212,468
Sutherland Station, Marshalltown, IA	Coal	142,422
Sixth Street Station, Cedar Rapids, IA	Coal	59,540
Burlington Generating Station, Burlington, IA	Coal	214,926
George Neal Unit 3, Sioux City, IA	Coal	144,200	(3)
George Neal Unit 4, Sioux City, IA	Coal	165,476	(4)
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	77,518
M. L. Kapp Plant Units 1 and 2, Clinton, IA	Coal	239,097
Lansing Units 1, 2, 3 and 4, Lansing, IA	Coal	317,240
Louisa Unit 1, Louisa, IA	Coal	28,000	(5)
Total Coal				1,922,552

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	168,958
Centerville Combustion Turbines, Centerville, IA	Oil	50,738
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	19,733
Fox Lake Plant Combustion Turbine Unit 4, Sherburn, MN	Oil	19,745
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	73,486
Diesel Stations, in IA/MN	Oil	18,533
Total Oil				351,193

Emery Generating Station, Mason City, IA	Gas	561,270
Grinnell Station, Grinnell, IA	Gas	45,272
Agency Street Combustion Turbines, West Burlington, IA	Gas	65,452
Burlington Combustion Turbines, Burlington, IA	Gas	68,128
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	17,170
Fox Lake Plant Units 1, 2 and 3, Sherburn, MN	Gas	109,807
Total Gas				867,099

Total generating capability				3,536,274

All KWs shown below represent the 2005 summer generating capability.

(1)

Represented IPL’s 70% ownership interest in this 564,900 KW generating station. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information regarding the sale of IPL’s interest in DAEC in January 2006.

(2)	Represents IPL’s 48% ownership interest in this 670,136 KW generating station, which is operated by IPL.
(3)	Represents IPL’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(4)	Represents IPL’s 25.7% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican.
(5)	Represents IPL’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

At Dec. 31, 2005, IPL owned approximately 20,111 miles of overhead electric distribution line and 2,283 miles of underground electric distribution cable, as well as 7,084 miles of electric transmission line and 792 distribution and transmission substations substantially all located in Iowa and Minnesota. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. The gas distribution facilities of IPL at Dec. 31, 2005, included approximately 4,906 miles, 227 miles and 255 miles of gas mains located in Iowa, Minnesota and Illinois, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s properties are suitable for their intended use and substantially all are held subject to the liens of indentures relating to IPL’s Collateral Trust Bonds and First Mortgage Bonds. Refer to “Strategic Overview” in MDA for discussion of Alliant Energy’s utility generation plan, IPL’s transmission assets and IPL’s properties in Illinois that it is divesting.

WPL

WPL’s electric generating stations at Dec. 31, 2005, were as follows:

Name and Location	Primary Fuel	2005 Summer
of Station	Type	Capability in KWs

Nelson Dewey Generating Station, Cassville, WI	Coal	220,136
Edgewater Generating Station #3, Sheboygan, WI	Coal	75,150
Edgewater Generating Station #4, Sheboygan, WI	Coal	220,354	(1)
Edgewater Generating Station #5, Sheboygan, WI	Coal	311,250	(2)
Columbia Energy Center, Portage, WI	Coal	505,522	(3)
Total Coal				1,332,412

Blackhawk Generating Station, Beloit, WI	Gas	50,950
Rock River Generating Station, Beloit, WI	Gas	152,970
Rock River Combustion Turbine, Beloit, WI	Gas	151,560
South Fond du Lac Combustion Turbine
Units 2 and 3, Fond du Lac, WI	Gas	157,810
Sheepskin Combustion Turbine, Edgerton, WI	Gas	37,330
Total Gas				550,620

Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	8,000
Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	19,000
Total Hydro				27,000

Total generating capability				1,910,032

All KWs shown below represent the 2005 summer generating capability.

(1)	Represents WPL’s 68.2% ownership interest in this 323,100 KW generating station, which is operated by WPL.
(2)	Represents WPL’s 75% ownership interest in this 415,000 KW generating station, which is operated by WPL.
(3)	Represents WPL’s 46.2% ownership interest in this 1,094,202 KW generating station, which is operated by WPL.

At Dec. 31, 2005, WPL owned approximately 17,035 miles of overhead electric distribution line and 3,771 miles of underground electric distribution cable, as well as 163 distribution substations located adjacent to the communities served, substantially all located in Wisconsin. In 2001, WPL’s transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. The gas distribution facilities of WPL at Dec. 31, 2005, included approximately 3,771 miles and 164 miles of gas mains located in Wisconsin and Illinois, respectively. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. WPL’s properties are suitable for their intended use and substantially all are held subject to the lien of WPL’s First Mortgage Bond indenture. Refer to “Strategic Overview” in MDA for further discussion of Alliant Energy’s generation plan and WPL’s properties in Illinois that it is divesting. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for information regarding WPL’s lease of SFEF from Resources’ Non-regulated Generation business. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information regarding the sale of WPL’s interest in Kewaunee.

Resources

Resources’ principal properties included in “Property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2005 were as follows:

Non-regulated Generation - includes two principal electric generating facilities: 1) a 309 MW, tolled (through May 2008), natural gas-fired facility in Neenah, Wisconsin; and 2) a 300 MW, natural gas-fired facility near Sheboygan Falls, Wisconsin, which is leased to WPL. In addition, Industrial Energy Applications, Inc. owns standby generation and steam production systems substantially all located in Iowa and Resources owns a steam turbine.

Other non-regulated investments - includes a short-line railway in Iowa with 112 railroad track miles, 13 active locomotives and 190 railcars; and a barge terminal on the Mississippi River.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - Alliant Energy asserted its rights in a series of judicial and administrative proceedings as a minority shareholder in Companhia Força e Luz Cataguazes-Leopoldina, S.A. (Cataguazes), Alliant Energy’s former Brazil investment, in an attempt to control costs and reduce debt. Two of these proceedings, separate arbitrations under the International Chamber of Commerce, resulted in final and binding orders on the merits of the claims. Alliant Energy’s rights and responsibilities under both of the arbitration decisions and all other judicial and administrative proceedings were transferred to the purchaser of Alliant Energy’s Brazil investments in January 2006. In addition, Alliant Energy’s rights and responsibilities, except the non-refundable deposit previously paid to Alliant Energy, under a settlement agreement of the arbitration award related to the Usina Termelétrica de Juiz de Fora S.A. (Juiz de Fora) natural gas-fired generating facility were transferred to the purchaser of Alliant Energy’s Brazil investments in January 2006. Alliant Energy no longer has any interest in these proceedings.

IPL - None.

WPL - None.

In addition to the legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition, results of operations or cash flows.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in “Business,” “Liquidity and Capital Resources” in MDA and Note 11(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 with regards to rate matters is included in “Business,” Notes 1(c) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2005):

Executive Officers of Alliant Energy

William D. Harvey, 56, was elected Chairman of the Board effective February 2006 and President and Chief Executive Officer (CEO) effective July 2005 and has been a board member since January 2005. He previously served as President and Chief Operating Officer (COO) since 2004 and Executive Vice President (EVP)-Generation from 1998 to 2003.

Eliot G. Protsch, 52, was elected Senior EVP and Chief Financial Officer (CFO) effective January 2004. He previously served as EVP and CFO since September 2003 and as EVP-Energy Delivery from 1998 to September 2003.

Barbara J. Swan, 54, was elected EVP and General Counsel effective October 1998.

Thomas L. Aller, 56, was elected Senior Vice President-Energy Delivery effective January 2004. He previously served as interim EVP-Energy Delivery since September 2003 and as Vice President (VP)-Investments at Resources from 1998 to 2003.

Dundeana K. Doyle, 47, was elected VP-Strategy and Risk effective May 2003. She previously served as VP-Infrastructure Security since 2002 and as VP-Customer Operations of IPL, WPL and Corporate Services from 1998 to 2002.

Thomas L. Hanson, 52, was elected VP and Treasurer effective April 2002. He previously served as Managing Director-Generation Services since 2001.

Patricia L. Kampling, 46, was elected VP-Finance effective August 2005. She previously served as Treasurer of IPSCO Inc. since September 2004 and Senior VP and CFO of Exelon Enterprises Company, LLC (a subsidiary of Exelon Corporation) from 2000 to 2002.

John E. Kratchmer, 43, was elected VP-Controller and Chief Accounting Officer (CAO) effective October 2002. He previously served as Corporate Controller and CAO since 2000.

Executive Officers of IPL

William D. Harvey, 56, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and EVP-Generation from 1998 to 2003.

Thomas L. Aller, 56, was elected President effective January 2004.

Eliot G. Protsch, 52, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and also as President from 1998 through 2003.

Barbara J. Swan, 54, was elected EVP and General Counsel effective October 1998.

Thomas L. Hanson, 52, was elected VP and Treasurer effective April 2002.

Patricia L. Kampling, 46, was elected VP-Finance effective August 2005.

John E. Kratchmer, 43, was elected VP-Controller and CAO effective October 2002.

Executive Officers of WPL

William D. Harvey, 56, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and President from 1998 to 2003.

Barbara J. Swan, 54, was elected President effective January 2004. She previously served as EVP and General Counsel since 1998.

Eliot G. Protsch, 52, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and EVP-Energy Delivery from 1998 to September 2003.

Thomas L. Aller, 56, was elected Senior VP-Energy Delivery effective January 2004.

Thomas L. Hanson, 52, was elected VP and Treasurer effective April 2002.

Patricia L. Kampling, 46, was elected VP-Finance effective August 2005.

John E. Kratchmer, 43, was elected VP-Controller and CAO effective October 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2005			2004
Quarter	High	Low	Dividend	High	Low	Dividend
First	$28.59	$25.80	$0.2625	$26.50	$24.54	$0.25
Second	28.26	25.56	0.2625	26.55	23.50	0.25
Third	30.58	27.85	0.2625	27.40	24.34	0.25
Fourth	30.38	25.79	0.2625	28.80	24.90	0.2625
Year	30.58	25.56	1.05	28.80	23.50	1.0125

Stock closing price at Dec. 31, 2005: $28.04

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors. In January 2006, Alliant Energy announced an increase in its quarterly common stock dividend from $0.2625 per share to $0.2875 per share, which is equivalent to an annual rate of $1.15 per share, beginning with the Feb. 15, 2006 dividend payment.

At Dec. 31, 2005, there were approximately 46,912 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL common stock currently outstanding. During 2005 and 2004, IPL paid dividends on its common stock of $110 million and $102 million, respectively, to Alliant Energy. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL common stock currently outstanding. During 2005 and 2004, WPL paid dividends on its common stock of $90 million and $89 million, respectively, to Alliant Energy. In its July 2005 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $92 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 53.14%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. IPL and WPL each have common stock dividend payment restrictions based on their respective bond indentures and the terms of their outstanding preferred stock. At Dec. 31, 2005, IPL and WPL were in compliance with all such dividend restrictions.

A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2005 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value) of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plan	Under the Plan (1)
Oct. 1 to Oct. 31	418	$27.68	--	N/A
Nov. 1 to Nov. 30	2,354	27.19	--	N/A
Dec. 1 to Dec. 31	608	28.45	--	N/A
	3,380	27.48	--	N/A

(1)

Represents shares of Alliant Energy common stock purchased on the open market and held in a grantor trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP, which does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2005 (1)	2004 (1)	2003 (1)	2002	2001

	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,279.6	$2,804.8	$2,726.0	$2,330.0	$2,443.5
Income from continuing operations	56.4	218.4	151.7	85.0	123.5
Income (loss) from discontinued operations, net of tax	(64.1)	(72.9)	37.8	21.9	61.8
Income before cumulative effect of changes in
accounting principles	(7.7)	145.5	189.5	106.9	185.3
Cumulative effect of changes in accounting
principles, net of tax	--	--	(6.0)	--	(12.9)
Net income (loss)	(7.7)	145.5	183.5	106.9	172.4

Common Stock Data:
Earnings per average common share (basic):
Income from continuing operations	$0.48	$1.93	$1.50	$0.94	$1.53
Income (loss) from discontinued operations	($0.55)	($0.65)	$0.37	$0.24	$0.77
Cumulative effect of changes in accounting principles	$--	$--	($0.06)	$--	($0.16)
Net income (loss)	($0.07)	$1.28	$1.81	$1.18	$2.14
Earnings per average common share (diluted):
Income from continuing operations	$0.48	$1.92	$1.50	$0.94	$1.53
Income (loss) from discontinued operations	($0.55)	($0.64)	$0.37	$0.24	$0.77
Cumulative effect of changes in accounting principles	$--	$--	($0.06)	$--	($0.16)
Net income (loss)	($0.07)	$1.28	$1.81	$1.18	$2.14
Common shares outstanding at year-end (000s)	117,036	115,742	110,963	92,304	89,682
Dividends declared per common share	$1.05	$1.0125	$1.00	$2.00	$2.00
Market value per share at year-end	$28.04	$28.60	$24.90	$16.55	$30.36
Book value per share at year-end	$20.85	$22.13	$21.37	$19.89	$21.39
Market capitalization at year-end	$3,281.7	$3,310.2	$2,763.0	$1,527.6	$2,722.7

Other Selected Financial Data:
Cash flows from operating activities (continuing operations)	$600.2	$498.2	$438.6	$481.1	$447.5
Construction and acquisition expenditures	$527.6	$633.4	$815.6	$624.0	$613.1
Total assets at year-end	$7,733.1	$8,275.2	$7,797.5	$7,848.2	$7,007.5
Long-term obligations, net	$2,147.0	$2,502.0	$2,307.8	$2,770.3	$2,564.3
Times interest earned before income taxes (2)	1.13X	2.86X	2.19X	1.78X	2.05X
Capitalization ratios:
Common equity	48%	48%	48%	37%	42%
Preferred stock	5%	5%	5%	4%	2%
Long- and short-term debt	47%	47%	47%	59%	56%

Total	100%	100%	100%	100%	100%

(1)	Refer to "Alliant Energy Results of Operations" in MDA for a discussion of the 2005, 2004 and 2003 results of operations.
(2)	Represents income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense. The calculation does not consider the "Loss on early extinguishment of debt" that Alliant Energy has incurred as part of interest expense.

IPL	2005 (1)	2004 (1)	2003 (1)	2002	2001
	(in millions)

Operating revenues	$1,681.7	$1,459.6	$1,371.2	$1,242.4	$1,352.6
Earnings available for common stock	149.7	110.3	87.1	88.0	94.7
Cash dividends declared on common stock	109.9	102.0	89.1	81.8	80.3
Cash flows from operating activities	332.0	347.6	322.4	250.0	306.1
Total assets	3,976.6	3,869.1	3,621.0	3,192.8	2,854.2
Long-term obligations, net	993.4	1,038.9	910.5	902.2	922.9

(1) Refer to “IPL Results of Operations” in MDA for a discussion of the 2005, 2004 and 2003 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2005 (1)	2004 (1)	2003 (1)	2002	2001
	(in millions)

Operating revenues	$1,409.6	$1,209.8	$1,217.0	$989.5	$993.7
Earnings available for common stock	101.8	110.4	111.6	77.6	70.2
Cash dividends declared on common stock	89.8	89.0	70.6	59.6	60.4
Cash flows from operating activities	176.6	199.3	138.5	223.9	135.9
Total assets	2,667.6	2,656.1	2,469.3	2,335.1	2,217.5
Long-term obligations, net	403.7	491.3	453.5	523.3	523.2

(1) Refer to “WPL Results of Operations” in MDA for a discussion of the 2005, 2004 and 2003 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) (as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: weather effects on results of operations; economic and political conditions in Alliant Energy’s service territories; federal, state and international regulatory or governmental actions, including the impact of the Energy Policy Act of 2005 (EPAct 2005) and other energy-related legislation in Congress and federal tax legislation; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; issues related to the supply of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact higher fuel and fuel-related prices may have on customer demand for utility services, customers’ ability to pay utility bills and Alliant Energy’s ability to collect unpaid utility bills; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; issues related to electric transmission, including operating in the new Midwest Independent System Operator (MISO) energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and federal legislation and regulation affecting such transmission; impact of weather hedges on Alliant Energy’s utility earnings; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; unanticipated issues related to the Calpine Corporation (Calpine) bankruptcy that could adversely impact Alliant Energy’s purchased power agreements; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; the amount of premiums incurred in connection with Alliant Energy’s planned debt reductions; volatile foreign exchange rates; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including China, Mexico and New Zealand, on a timely basis and for anticipated proceeds; Alliant Energy’s ability to achieve its dividend payout ratio goal; access to technological developments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; current or future litigation, regulatory investigations, proceedings or inquiries; the direct or indirect effect resulting from terrorist incidents or responses to such incidents; the effect of accounting pronouncements issued periodically by standard-setting bodies; continued access to the capital markets; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation and interest rates; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose first tier subsidiaries include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the utility operations of Illinois properties that Alliant Energy is divesting. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin, as well as the utility operations of Illinois properties that Alliant Energy is divesting. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Alliant Energy manages three primary businesses as defined below: 1) utility business (IPL and WPL); 2) non-regulated businesses (Resources and subsidiaries); and 3) other.

Utility Business - IPL and WPL own a portfolio of electric generating facilities with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 400,000 gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the impact of weather on electric and gas sales volumes, the amount and timing of rate relief approved by regulatory authorities and other factors listed in “Forward-Looking Statements.”

Non-regulated Businesses - Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation (generation projects); International (foreign energy delivery, generation and infrastructure systems in New Zealand, as well as the remaining generating facilities in China that Alliant Energy is divesting); and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico and gas pipeline gathering systems that Alliant Energy is divesting).

Other - includes the operations of Corporate Services as well as Alliant Energy (the parent holding company).

Summary of Historical Results of Operations - Alliant Energy’s earnings per average common share (EPS) were as follows:

	2005	2004	2003
Income from continuing operations	$0.48	$1.92	$1.50
Income (loss) from discontinued operations	(0.55)	(0.64)	0.37
Cumulative effect of changes in accounting principles	--	--	(0.06)
Net income (loss)	($0.07)	$1.28	$1.81

Additional details regarding Alliant Energy’s net income (loss) were as follows (in millions):

	2005	2004	2003
Continuing operations:
Utility	$251.7	$221.4	$197.2
Non-regulated (Resources)	(197.7)	4.0	(33.7)
Alliant Energy parent and other (primarily taxes, interest and
administrative and general)	2.4	(7.0)	(11.8)
Income from continuing operations	56.4	218.4	151.7
Income (loss) from discontinued operations	(64.1)	(72.9)	37.8
Cumulative effect of changes in accounting principles	--	--	(6.0)
Net income (loss)	($7.7)	$145.5	$183.5

Higher earnings from Alliant Energy’s utility business in 2005 compared to 2004 were largely due to higher electric margins and $0.08 per share of earnings from the impact of issues resolved in a federal income tax audit. These items were partially offset by higher generation-related, depreciation and regulatory-related costs. Earnings from continuing operations at Alliant Energy’s non-regulated businesses were lower in 2005 compared to 2004 largely due to pre-tax, non-cash asset valuation charges of $334 million (after-tax charges of $202 million, or $1.73 per share) related to Alliant Energy’s Brazil investments and pre-tax charges of $54 million (after-tax charges of $34 million, or $0.29 per share) related to further debt reductions at Resources in 2005. These items were partially offset by improved operating results from Alliant Energy’s International and other businesses and the reversal of deferred income tax asset valuation allowances in 2005 resulting from a change in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration. The 2004 non-regulated results included a gain realized from the sale of Alliant Energy’s remaining interest in Whiting Petroleum Corporation (WPC) and pre-tax charges of $9 million (after-tax charges of $5 million, or $0.05 per share) related to early debt reductions.

In spite of extremely mild weather conditions in 2004, Alliant Energy’s earnings from its utility business were higher in 2004 compared to 2003 due to the impact of rate increases, a lower effective income tax rate and weather-normalized sales growth. These items were partially offset by higher other operating expenses, although Alliant Energy was able to mitigate the impact of this to a degree by its comprehensive cost-cutting and operational efficiency efforts. Alliant Energy estimates the extremely mild weather conditions in its utility electric and gas service territories had a negative impact on its 2004 earnings of approximately $0.18 per share. Earnings from continuing operations at Alliant Energy’s non-regulated businesses improved in 2004 compared to 2003 primarily due to a $21 million decrease in interest expense, the gain realized on the sale of Alliant Energy’s remaining interest in WPC in 2004 and lower charges related to early debt reductions.

Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during 2005, 2004 and 2003.

STRATEGIC OVERVIEW

Summary - Alliant Energy is committed to maintaining sustained, long-term strong financial performance with a strong balance sheet and investment grade credit ratings. Alliant Energy’s utility business is expected to provide the majority of Alliant Energy’s earnings and cash flows in the future and the larger share of its long-term earnings growth through investments in new utility generation, by earning returns authorized by regulators and by continuing its focus on controlling costs. Alliant Energy is utilizing a comprehensive Lean Six Sigma program to assist it in generating cost savings and operational efficiencies in both its utility and non-regulated businesses.

Utilities as Primary Business Platform - Alliant Energy’s utility business is the dominant growth platform within its strategic plan, and is where Alliant Energy expects to invest substantially all of its capital in 2006 and 2007. Refer to “Liquidity and Capital Resources - Cash Flows used for Continuing Investing Activities - Construction and Acquisition Expenditures” for additional information. The strategic plan for Alliant Energy’s utility operations is concentrated on: 1) building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s utility customers with safe, reliable and environmentally sound energy service; 2) earning returns authorized by its regulators; 3) controlling costs to mitigate potential rate increases; and 4) evaluating strategic options for IPL’s transmission assets. Refer to “Transmission Business” and “Utility Business Divestitures” for additional information.

Progressive legislation passed in Iowa and Wisconsin provides companies with the necessary rate making principles - and resulting increased regulatory and investment certainty - prior to making certain generation investments. These changes have enabled Alliant Energy to pursue additional generation investments in its utility business to serve its customers and to provide shareowners with greater certainty regarding the returns on these investments. Refer to “Utility Generation Plan” for additional information.

Focused Approach to Non-regulated Operations - Alliant Energy is committed to streamlining its portfolio of non-regulated businesses to a relatively small portfolio of lower-risk, mature businesses, which are accretive to earnings but not significant users of capital. Consistent with this strategic focus, Alliant Energy has completed the divestiture of numerous non-regulated businesses in the past three years and is in the process of divesting additional non-regulated businesses. Refer to “Non-regulated Business Divestitures” for details of non-regulated asset divestiture activity in 2005 and to-date in 2006.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2006 to 2013 time period reflects the need to increase base-load generation in both Iowa and Wisconsin. The proposed new generation is expected to meet increasing customer demand, reduce reliance on purchased power agreements and mitigate the impacts of potential future plant retirements. Alliant Energy will continue to purchase energy and capacity in the market and intends to remain a net purchaser of both, but at a reduced level assuming the successful completion of these generation projects. The plan also reflects continued commitments to Alliant Energy’s energy efficiency and environmental protection programs. Alliant Energy currently expects to add approximately 600 megawatts (MW) of owned-generation between 2006 and 2013, which includes approximately 500 MW of clean-coal technology generation (250 MW at IPL in 2013 or 2014 and 250 MW at WPL in 2012) and up to 100 MW of wind generation at WPL in 2007 or 2008. The addition of such generation is expected to require approximately $1.0 billion ($450 million for IPL and $550 million for WPL) in capital expenditures, excluding allowance for funds used during construction, from 2006 to 2013. WPL’s previous plans to pursue a 500 MW jointly-owned base-load electric plant with Wisconsin Public Service Corporation have changed and WPL now plans to pursue additional options for its 250 MW of clean-coal technology generation in 2012.

Alliant Energy’s utility generation plan also assumes Alliant Energy will enter into purchased power agreements to add approximately 20 anaerobic digesters in each of Iowa and Wisconsin and either own or enter into purchased power agreements to add 350 MW of wind generation. In July 2005, Alliant Energy announced that it signed a purchased power agreement to proceed with an Iowa-based wind energy farm to develop up to 150 MW of renewable energy by the end of 2007. Allocation of the energy from the Iowa facility to IPL and WPL will be determined at a later date. Alliant Energy continues to monitor developments related to state and federal renewable portfolio standards and federal and state tax incentives. Alliant Energy reviews and updates, as deemed necessary and in accordance with regulatory requirements, its utility generation requirements and expects to adjust its plans as needed to meet any of these standards or to react to any market factors increasing or decreasing the availability or cost effectiveness of the various renewable energy technologies.

Alliant Energy currently has agreements with Calpine subsidiaries related to the purchase of energy and capacity from the 466 MW RockGen Energy Center in Christiana, Wisconsin and the 603 MW (Alliant Energy leases 481 MW of this total capacity under its current purchased power agreement) Riverside Energy Center in Beloit, Wisconsin and has the option to purchase these two facilities in 2009 and 2013, respectively. Alliant Energy is currently unable to determine what impacts Calpine’s recent bankruptcy filing will have on these two purchased power agreements. Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Other Matters - Other Future Considerations - Calpine Bankruptcy” for additional information.

The 300 MW, simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin began commercial operation at the beginning of June 2005, ahead of schedule and under budget. In May 2005, the Public Service Commission of Wisconsin (PSCW) approved the lease of this facility to WPL under the Wisconsin leased generation law. Resources’ Non-regulated Generation business owns SFEF and leases it to WPL for an initial period of 20 years, with an option for two lease renewal periods thereafter. WPL is responsible for the operation and fuel supply of SFEF and has exclusive rights to its output. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for further discussion.

Non-regulated Business Divestitures - In January 2006, Alliant Energy completed the sale of all of its Brazil investments to a Brazil-based investor for a sales price of $152 million. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information. In the fourth quarter of 2005, Alliant Energy completed the divestitures of its synthetic fuel investment and oil gathering pipeline system for a modest amount of proceeds. In the second quarter of 2005, Alliant Energy completed the sale of both Cogenex Corporation, its energy services business, and its biomass facility and received net cash proceeds of approximately $35 million.

In July 2005, Alliant Energy announced its intention to divest its interest in 10 generating facilities in China and its investment in Mexico. Alliant Energy divested its interest in three of its facilities in China in 2005 for approximately $34 million in proceeds. Alliant Energy has entered into sale agreements in 2006 for its interest in five additional facilities for an aggregate purchase price of approximately $88 million. Alliant Energy continues its efforts to divest its interests in its two remaining facilities, which have an aggregate carrying value of less than $5 million. Alliant Energy expects to complete all of its China divestitures by the end of the second quarter of 2006. Alliant Energy also expects to complete the divestiture of its investments in Mexico and two remaining gas gathering pipeline systems no later than September 2006 and June 2006, respectively. At Dec. 31, 2005, the carrying values of Alliant Energy’s remaining investments in Mexico, China and gas gathering pipeline systems were approximately $90 million, $87 million and $15 million, respectively.

Alliant Energy is currently evaluating the best use of the expected proceeds from the sales of these businesses. All of these businesses (except for the Brazil and synthetic fuel investments) had been reported as assets held for sale and discontinued operations at Dec. 31, 2005. Alliant Energy’s Brazil and synthetic fuel investments were accounted for under the equity method of accounting therefore their results are not eligible to be reclassified as discontinued operations. The 2005 results from the Brazil and synthetic investments, including allocated interest expense and overhead charges, were ($1.70) and $0.05 per share, respectively, and are reflected in Alliant Energy’s consolidated EPS from continuing operations. Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

In addition to the non-regulated business divestitures discussed above, Alliant Energy continues to evaluate its alternatives to maximize value from its investments in New Zealand. Alliant Energy is a party to certain investment agreements that, in some instances, limit Alliant Energy’s flexibility to sell its New Zealand investments until early 2007.

Utility Business Divestitures - In January 2006, IPL completed the sale of its 70% ownership interest in the Duane Arnold Energy Center (DAEC) and certain related assets to a subsidiary of FPL Group, Inc. for approximately $329 million in net cash proceeds, subject to customary post-closing adjustments. IPL used $130 million of the net proceeds to reduce its short-term debt, $125 million to reduce its level of accounts receivable sold and the remainder for investments in short-term securities and general corporate purposes. IPL plans to dividend $110 million to Alliant Energy in March 2006 as a result of the DAEC sale. In July 2005, WPL completed the sale of its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to a subsidiary of Dominion Resources, Inc. WPL received $75 million at closing, which it used for debt reduction. Refer to Notes 17 and 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

In June 2005, IPL and WPL each signed separate definitive agreements for the sale of their respective electric and gas distribution properties in Illinois for a combined total of approximately $47 million. In June 2005, WPL reached an agreement on the sale of its water utility in South Beloit, Illinois for approximately $4 million. Pending all regulatory approvals, these sales are expected to close in 2006. In July 2005, WPL completed the sale of its Ripon water utility for approximately $5 million.

As of Dec. 31, 2005, all of these utility businesses have been reported as assets held for sale, and none of them have been reported as discontinued operations. Refer to Note 16 of the “Notes to Consolidated Financial Statements” for additional information.

Transmission Business - Alliant Energy continues to monitor developments in the electric transmission industry. As of Dec. 31, 2005, WPL’s investment in American Transmission Co. LLC (ATC) was $152 million, reflecting a 21% ownership interest in the business. IPL continues to own its transmission assets, the book value of which was $442 million as of Dec. 31, 2005. Alliant Energy continues to evaluate options for participation for its IPL assets in an independent transmission entity, be it ATC or some other entity.

RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. WPL has one utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). Alliant Energy’s utility subsidiaries are currently subject to federal regulation by the Federal Energy Regulatory Commission (FERC), which has jurisdiction over wholesale electric rates, electric transmission and certain natural gas facilities, and state regulation in Iowa, Wisconsin, Minnesota and Illinois for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new generation facilities and related activities.

Recent Utility Rate Case Developments - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Water (W); To Be Determined (TBD); Not Applicable (N/A); Fuel-related (F-R); Q4=fourth quarter):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2003 retail	E/G/W	5/02	$123	$--	N/A	$81	4/03	N/A	12%
2004 retail	E/G/W	3/03	87	--	N/A	14	1/04	N/A	12%
2005/2006 retail	E/G	9/04	63	N/A	N/A	21	7/05	N/A	11.50%	(2) (3)
2004 retail (F-R)	E	2/04	16	16	3/04	10	10/04	N/A	N/A
2004 retail (F-R)	E	12/04	9	--	N/A	--	N/A	N/A	N/A	(4)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	TBD	TBD	5/06	N/A	(5)
South Beloit									G-9.87%/
retail - IL	G/W	10/03	1	N/A	N/A	1	10/04	N/A	W-9.64%
Wholesale	E	3/03	5	5	7/03	5	2/04	N/A	N/A
Wholesale	E	8/04	12	12	1/05	TBD	TBD	3/06	N/A	(6)
IPL:
IA retail	E	3/02	82	15	7/02	26	5/03	N/A	11.15%
IA retail	G	7/02	20	17	10/02	13	8/03	N/A	11.05%
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	14	11/05	N/A	10.4%
MN retail	E	5/03	5	2	7/03	1	9/04	N/A	11.25%
MN retail	E	5/05	5	3	7/05	TBD	TBD	3/06	TBD	(7)

(a) Emery Generating Station (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	The 2005/2006 retail rate case is based on a test period from July 2005 to June 2006.
(3)

In May 2005, WPL received approval from the PSCW to lease SFEF from Resources’ Non-regulated Generation business. The 20-year lease includes initial monthly lease payments of approximately $1.3 million. WPL’s 2005/2006 retail rate case order, effective in July 2005, included recovery of these initial monthly lease payments. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for further discussion.

(4)

In April 2005, the PSCW issued the final written order denying WPL’s request for a rate increase in this proceeding. In June 2005, the PSCW denied WPL’s request for rehearing. In July 2005, WPL filed a lawsuit in state circuit court challenging the PSCW’s ruling and its interpretation of the fuel rules. In December 2005, the circuit court ruled that the PSCW acted lawfully in denying WPL’s requested rate increase. WPL has initiated the appeal process of the circuit court’s decision.

(5)

In August 2005, WPL filed for a fuel-related rate increase of $41 million with the PSCW and an interim increase of such amount was granted and effective in early October 2005. In November 2005, WPL revised its filing to request a $96 million increase as the result of continued increases in fuel-related costs since the initial filing. The PSCW authorized the increase in interim rates to $96 million effective in December 2005. Fuel-related costs have decreased in early 2006 which could lead to final rates granted being lower than interim rates and a resulting customer refund.

(6)

In June 2005, WPL reached a settlement in principle with its wholesale customers for an $8 million annual revenue increase effective Jan. 1, 2005. The settlement agreement is expected to be filed with FERC in the first quarter of 2006 and final rates will be applied to all service rendered on and after Jan. 1, 2005. Any amount collected in excess of the final rates will be refunded to customers, with interest, and has been fully reserved at Dec. 31, 2005.

(7)

In November 2005, IPL and the Minnesota Department of Commerce filed a settlement agreement in this rate proceeding, which includes a $1 million annual rate increase and authorized return on common equity of 10.39%. The settlement agreement is subject to approval by the Minnesota Public Utilities Commission. Any amount collected in excess of the final rates will be refunded to customers, with interest, and has been fully reserved at Dec. 31, 2005.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL. The major drivers in WPL’s base rate and fuel-related rate cases for 2005 are both fixed and variable fuel and purchased power costs. Thus, the potential increase in revenues related to these rate increase requests is not expected to result in a material increase in net income. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for further discussion of the impact of increased fuel and purchased power costs on results of operations.

Recent Regulatory-related Legislative Developments - In August 2005, the EPAct 2005 was enacted. In general, the legislation is intended to improve reliability and market transparency, provide incentives to promote the construction of needed energy infrastructure and foster development of a wide range of energy options that promote economic growth and greater energy independence. Among other things, the legislation provides for shorter recovery periods for certain electric transmission and gas distribution lines, extends the renewable energy production tax credit through 2007, provides a seven-year recovery period for certain certified pollution control facilities and provides for the repeal of the Public Utility Holding Company Act of 1935 (PUHCA 1935) and the Public Utility Regulatory Policy Act of 1978. In December 2005, FERC issued final rules, effective February 2006, to effectuate the repeal of PUHCA 1935 and FERC’s new authority to regulate public utility holding companies under the Public Utility Holding Company Act of 2005 (PUHCA 2005) which was enacted as part of the EPAct 2005. These rules provide detail on the authority of FERC to address and review various issues, including affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements. Refer to “Liquidity and Capital Resources - FERC and Public Utility Holding Company Act (PUHCA) Financing Authority” for discussion of Alliant Energy’s financing authority under PUHCA 2005.

In May 2005, a new law impacting rate making was signed by the Governor in Wisconsin. The new law allows a public utility that proposes to purchase or construct an electric generating facility to apply to the PSCW for an order that specifies in advance the rate making principles that the PSCW will apply to the electric generating facility costs in future rate making proceedings. These changes are designed to give Wisconsin utilities more regulatory certainty, including providing utilities with a fixed rate of return on these investments, when financing electric generation projects. The new law requires the PSCW to establish rules to administer the requirements of such law. In December 2005, the PSCW issued a proposed final rule which is anticipated to become effective in the first quarter of 2006.

Other Recent Regulatory Developments -

Utility Fuel Cost Recovery - WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future monthly fuel costs (includes fuel and purchased energy costs) anticipated during the test year. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine rates in such proceeding. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test year period, the PSCW can authorize an adjustment to future retail electric rates.

The fuel monitoring ranges set by the PSCW include three different ranges based on monthly costs, annual costs and cumulative costs during the test year. In order for WPL to be authorized to file for a proceeding to increase rates related to increased fuel costs during the test year period, WPL must demonstrate first that (1) any actual monthly costs during the test year period exceed the monthly range or (2) the actual cumulative costs to date during the test year period exceed the cumulative range. In addition, the annual projected costs (that include cumulative actual costs) for the test period must also exceed the annual range. Any affected party, including WPL or the PSCW, may initiate a proceeding to decrease rates due to decreases in fuel costs during the test year period based on the same criteria as required for an increase in rates, except the ranges are smaller for decreases than for increases. The PSCW attempts to authorize, after a required hearing, interim fuel-related rate increases within 21 days of notice to customers. Any such change in rates would be effective prospectively and would require a refund with interest at the overall authorized return on common equity if final rates are determined to be lower than interim rates approved. Rate decreases due to decreases in fuel-related costs can be implemented without a hearing. The rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel-related costs between fuel-related or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-related or base rate cases.

In February 2006, the PSCW approved the issuance of an order changing WPL’s fuel cost monitoring ranges to plus 8% or minus 2% for the monthly range; plus 2% or minus 0.5% for the annual range; and for the cumulative range, plus 8% or minus 2% for the first month, plus 5% or minus 1.25% for the second month, and plus 2% or minus 0.5% for the remaining months of the monitoring period.

The PSCW has initiated a general docket requesting comments by the affected utilities and other interested parties to be filed by March 3, 2006 on whether revisions to the fuel rules are needed and the scope of those proposed changes prior to initiating a formal administrative code revision proceeding. WPL is working with the PSCW staff, other affected utilities and other interested parties in developing a consensus position on the scope and details of potential changes.

Coal Delivery Disruption - In July 2005, Alliant Energy announced plans to seek recovery of incremental purchased energy costs associated with coal conservation efforts currently underway at IPL and WPL due to coal delivery disruptions. In August 2005, WPL received approval from the PSCW to defer these incremental costs associated with WPL’s retail service, then estimated at $14 million to $22 million. WPL currently charges wholesale customers these incremental costs through the fuel adjustment clause. IPL currently recovers these costs through retail rate adjustments associated with its energy adjustment clause. Refer to Note 1(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Other Matters - Other Future Considerations - Coal Delivery Disruptions” for further discussion.

Proposed Generating Facility - In June 2005, WPL received approval from the PSCW to defer incremental pre-certification and pre-construction costs as a result of siting and building its proposed base-load power plant discussed in further detail in “Strategic Overview - Utility Generation Plan.”

Reduction in Workforce - In May 2005, Alliant Energy announced plans to reduce certain corporate and operations support positions. The net impacts of this reduction in workforce on WPL have been estimated to be minimal in 2005 and to result in a reduction in costs in 2006. Because WPL’s 2005/2006 retail rate case was pending approval at the time of this announcement, and the impacts of this reduction in workforce were not addressed in this retail rate case, WPL received approval from the PSCW in August 2005 to defer all costs/benefits incurred/realized by WPL related to the reduction in workforce until its next rate case. The impacts of this reduction in workforce on IPL’s Iowa gas operations were incorporated into the settlement proposal for its Iowa retail natural gas rate case, which was approved by the Iowa Utilities Board (IUB) in October 2005. The impacts on IPL’s Iowa electric operations will be addressed in its next electric retail rate case filed with the IUB.

Kewaunee Outage - WPL received approval from the PSCW to defer incremental fuel-related costs, beginning April 15, 2005, associated with the extension of the unplanned outage at Kewaunee prior to its sale in July 2005. Deferral of incremental operation and maintenance costs related to the unplanned outage was also approved by the PSCW. Refer to Notes 1(c) and 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

MISO - On April 1, 2005, IPL and WPL began participation in the restructured wholesale energy market operated by MISO. The implementation of this restructured market marked a significant change in the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. In March 2005, the PSCW approved the deferral of certain incremental costs incurred by WPL to participate in this market, which will be effective until WPL files its next base rate case with the PSCW. The IUB has approved a temporary waiver, effective until May 31, 2006, allowing the costs and credits incurred by IPL to participate in this market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL will be filing for a two-year extension of this temporary waiver in the first quarter of 2006. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

Mixed Service Costs - In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. Refer to Note 1(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” for updated information regarding this issue.

DAEC Sale - Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of regulatory impacts of the gain realized from the sale of IPL’s interest in DAEC in January 2006.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Refer to “Executive Summary” for an overview of Alliant Energy’s 2005, 2004 and 2003 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree day data for Alliant Energy were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$823.4	$716.7	15%	$684.6	5%	7,881	7,354	7%	7,565	(3%)
Commercial	497.4	437.8	14%	409.7	7%	6,110	5,702	7%	5,663	1%
Industrial	675.2	609.9	11%	571.6	7%	12,830	12,596	2%	12,345	2%
Total from retail
customers	1,996.0	1,764.4	13%	1,665.9	6%	26,821	25,652	5%	25,573	--
Sales for resale	273.3	185.8	47%	195.8	(5%)	6,094	5,102	19%	5,495	(7%)
Other	51.3	58.8	(13%)	55.4	6%	173	178	(3%)	184	(3%)
Total revenues/sales	2,320.6	2,009.0	16%	1,917.1	5%	33,088	30,932	7%	31,252	(1%)
Electric production
fuel and purchased
power expense	1,009.3	747.4	35%	730.6	2%
Margins	$1,311.3	$1,261.6	4%	$1,186.5	6%

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

	Actual
Cooling degree days*:	2005	2004	2003	Normal
Cedar Rapids (IPL)	406	139	276	379
Madison (WPL)	421	138	224	242
*	Cooling degree days are calculated using a 70 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Electric margins increased $50 million, or 4%, in 2005, primarily due to the impact of various rate increases implemented in 2005 and 2004, warmer weather conditions in 2005 compared to the mild weather in 2004, a 2% increase in weather-normalized sales in 2005 and $5 million of higher energy conservation revenues at IPL. These items were partially offset by the impact of higher purchased power capacity costs of $49 million at WPL, higher than anticipated fuel and purchased power energy costs at WPL and $9 million of charges incurred in 2005 related to IPL’s and WPL’s electric weather derivatives. The higher energy conservation revenues were largely offset by higher energy conservation expenses. Refer to Note 10(b) Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the electric weather derivatives.

The higher purchased power capacity costs were largely due to the Kewaunee and Riverside agreements which began in July 2005 and June 2004, respectively. $30 million of this increase was related to the Kewaunee agreement but this was substantially offset by lower other operation and maintenance and depreciation expenses. WPL’s increase in fuel and purchased power energy costs was largely a result of an escalation in natural gas costs, an unplanned outage at Kewaunee during 2005 and the impact of coal supply constraints from the Powder River Basin in 2005. WPL estimates that the under-recovered portion of retail fuel and purchased power energy costs reduced its electric margins in 2005 by approximately $40 million. Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power costs on WPL’s electric margins. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the sale of WPL’s interest in Kewaunee.

Before giving consideration to the aforementioned impact of the electric weather derivatives, Alliant Energy estimates that warmer than normal weather conditions had a positive impact of approximately $12 million on its electric margins in 2005 compared to normal weather. Alliant Energy estimates the mild weather conditions had a negative impact of approximately $34 million on its electric utility margins in 2004 compared to normal weather.

Sales for resale revenues increased in 2005 compared to 2004 primarily due to the impacts of higher fuel cost recovery revenues from wholesale customers at WPL and the implementation of the restructured wholesale energy market operated by MISO on April 1, 2005. These increased revenues were largely offset by increased electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Electric margins increased $75 million, or 6%, in 2004, primarily due to the impact of various rate increases implemented in 2004 and 2003, which included increased revenues to recover a significant portion of higher utility operating expenses, an approximate 2% increase in weather-normalized sales and lower purchased power capacity costs at IPL. This sales growth included an increase of 2% in industrial sales, reflecting improving economic conditions in Alliant Energy’s utility service territories. These items were partially offset by the impact of the extremely mild weather in 2004, $8 million of lower energy conservation revenues and the effect of WPL implementing seasonal rates for the first time in April 2003. Alliant Energy estimates the impact of weather had a negative impact of approximately $9 million on its electric utility margins in 2003 compared to normal weather. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

In April 2003, WPL implemented seasonal electric rates that are designed to result in higher rates for the peak demand period from June 1 through Sep. 30 and lower rates in all other periods during each calendar year. As a result, total annual revenues are not expected to be impacted significantly. However, given the seasonal rates were not yet effective in the first quarter of 2003, the impact of seasonal rates increased the 2003 electric margins by approximately $6 million compared to 2004.

Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$358.1	$315.6	13%	$310.7	2%	28,554	29,338	(3%)	31,871	(8%)
Commercial	202.0	172.3	17%	162.7	6%	18,763	19,199	(2%)	19,947	(4%)
Industrial	43.8	38.4	14%	34.2	12%	4,406	5,127	(14%)	5,093	1%
Transportation/other	81.2	43.5	87%	59.3	(27%)	62,850	49,626	27%	48,978	1%
Total revenues/sales	685.1	569.8	20%	566.9	1%	114,573	103,290	11%	105,889	(2%)
Cost of gas sold	504.6	396.9	27%	396.1	--
Margins	$180.5	$172.9	4%	$170.8	1%

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

	Actual
Heating degree days*:	2005	2004	2003	Normal
Cedar Rapids (IPL)	6,534	6,463	6,883	6,899
Madison (WPL)	6,796	6,831	7,337	7,485
*	Heating degree days are calculated using a 65 degree base. Normal degree days are calculated using a fixed 30-year average most recently updated in February 2002.

Gas revenues and cost of gas sold were significantly higher in 2005 compared to 2004 primarily due to increased natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $7.6 million, or 4%, in 2005, primarily due to the impact of rate increases implemented in 2005 and 2004, $3 million of improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners), the impact of higher transportation/other sales volumes at WPL and continued customer growth. These increases were partially offset by the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period. Industrial sales volume decreases in 2005 were primarily due to a reduction in agricultural demand attributable to drier weather conditions during the fall harvest in 2005 and the impact of increases in natural gas prices. Transportation/other sales volumes increased in 2005 due to greater demand from natural gas-fired electric generating facilities, including Riverside and SFEF being placed in service in June 2004 and June 2005, respectively. The impact of these higher transportation/other sales increased gas margins at WPL by approximately $3 million in 2005.

Gas margins increased $2.1 million, or 1%, in 2004, primarily due to improved results of $4 million from WPL’s performance-based gas commodity cost recovery program, partially offset by lower sales due to milder weather conditions in 2004 compared to 2003.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to “Rates and Regulatory Matters” and Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Utility Other Revenues - Other revenues for the utilities decreased $5.0 million and $14 million in 2005 and 2004, respectively, primarily due to lower construction management revenues from Alliant Energy’s WindConnect™ program, resulting from decreased demand. These revenue variances were largely offset by lower operation and maintenance expenses.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues were as follows (in millions):

	2005	2004	2003
Environmental engineering and site remediation	$92	$85	$90
WindConnectTM	44	--	--
Non-regulated Generation	28	25	24
Transportation	26	23	20
Other (includes eliminations)	(2)	2	4
	$188	$135	$138

The 2005 WindConnect™ revenues were primarily due to a large construction management project for a wind farm outside of Alliant Energy’s utility service territory that began in 2005. The increased revenues were largely offset by higher operation and maintenance expenses.

Other Operating Expenses - Other operation and maintenance expenses for the utilities decreased $8.7 million in 2005, primarily due to lower nuclear generation-related, WindConnect™ and incentive compensation expenses in 2005. These decreases were partially offset by higher fossil-fuel generation-related expenses, a regulatory-related charge recorded in 2005 by WPL, $7 million of higher energy conservation expenses at IPL and $4 million of employee separation expenses incurred by IPL in 2005 related to the elimination of certain corporate and operations support positions. IPL estimates that the elimination of the corporate and operations support positions will decrease its future annual operating expenses by approximately $7 million. The lower nuclear generation-related expenses were primarily due to WPL’s sale of its interest in Kewaunee in July 2005. In the second half of 2004, WPL incurred approximately $26 million of other operation and maintenance expenses related to Kewaunee that have been replaced with Kewaunee’s purchased power capacity costs included in WPL’s electric margins in the second half of 2005. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the Kewaunee sale and “Rates and Regulatory Matters” for the impact of the workforce reduction and the associated regulatory treatment.

Other operation and maintenance expenses for the utilities increased $5.4 million in 2004, primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs) and other administrative and general expenses. These items were largely offset by the impact of comprehensive cost-cutting and operational efficiency efforts, lower energy conservation expenses and $10 million of lower expenses for WindConnect™.

Non-regulated operation and maintenance expenses were as follows (in millions):

	2005	2004	2003
Environmental engineering and site remediation	$84	$78	$79
WindConnectTM	42	--	--
Non-regulated Generation	14	12	14
Transportation	13	12	12
International	9	10	5
Other (includes eliminations)	8	16	19
	$170	$128	$129

The WindConnect™ variance was largely driven by the same factors impacting the revenue variance discussed previously. In 2003, charges of $3.5 million were included in Non-regulated Generation for cancelled contracts and generation projects. The International expenses in 2005 and 2004 were higher than in 2003 due to litigation-related expenses incurred defending Alliant Energy’s shareholder rights in Brazil. The Other decrease in 2005 was largely driven by increased intercompany eliminations and lower incentive compensation expenses.

Depreciation and amortization expense increased $3.4 million and $30 million in 2005 and 2004, respectively. The 2005 increase was primarily due to property additions, including Emery and SFEF being placed in service in May 2004 and June 2005, respectively. These items were partially offset by lower Kewaunee depreciation as a result of the sale in July 2005 and lower software amortization. The 2004 increase was primarily due to utility property additions, including Emery, and the implementation of higher depreciation rates at IPL on Jan. 1, 2004 resulting from an updated depreciation study. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on IPL’s most recent depreciation study.

Taxes other than income taxes increased $11 million in 2004, primarily due to higher property taxes at IPL related to a 2003 property tax settlement and expiration of provisions which required additional payments in the early years of revised property tax regulations in Iowa. The 2004 increase also was due to increased gross receipts taxes at WPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense and Other - Interest expense decreased $1.1 million and $28 million in 2005 and 2004, respectively. The 2005 decrease was primarily due to lower interest expense resulting from Resources’ retirement of senior notes in 2005 and 2004. This was largely offset by interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005 and 2004, $5 million of interest expense at Resources in 2005 related to the impact of a federal income tax audit and a $2 million reduction in the amount of capitalized interest related to the construction of SFEF. The 2004 decrease was primarily due to a $21 million decrease in interest expense at Alliant Energy’s non-regulated businesses resulting from lower average borrowings as a result of debt retirements during 2003 and 2004 (largely from the use of asset sale proceeds), $6 million of credit facility fees incurred during the first half of 2003 and the capitalization of $5 million of interest in 2004 related to the construction of SFEF. The 2004 decrease was also due to the impact of additional equity issued by Alliant Energy during 2003 and 2004 and various debt refinancings. Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on the debt retirements and the associated losses incurred on the early extinguishment of debt.

Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity (income) loss from unconsolidated investments and a discussion of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively. The higher equity income from ATC in 2005 and 2004 was largely due to rate increases at ATC. The improved results from TrustPower Ltd. (TrustPower) during 2005 and 2004 were primarily due to higher margins as a result of increased energy prices. The higher equity earnings from Alliant Energy’s Brazil investments in 2005 and 2004 were primarily due to the impact of rate increases implemented at the Brazilian operating companies, partially offset by higher interest and other operating expenses. The Brazil and TrustPower results do not include Alliant Energy’s allocated debt capital and overhead charges. The Brazil results also do not include the non-cash asset valuation charges Alliant Energy recorded in 2005.

Allowance for funds used during construction (AFUDC) was significantly higher in 2004 and 2003 compared to 2005, primarily due to the construction of Emery in 2004 and 2003.

Interest income and other decreased $12 million and increased $18 million in 2005 and 2004, respectively, primarily due to a pre-tax gain of $14 million from the sale of Alliant Energy’s remaining interest in WPC in 2004. The 2005 decrease was also due to lower interest income on loans to discontinued operations, partially offset by $5 million of interest income in 2005 related to a federal income tax audit. Refer to Note 1(p) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rate for 2005 was not meaningful given the small amount of income from continuing operations before income taxes, combined with the impact tax credits and permanent tax deductions have on the effective tax rate calculation. Excluding the impacts of these charges, the effective income tax rates for Alliant Energy’s continuing operations were 22.2%, 27.8% and 31.0% in 2005, 2004 and 2003, respectively. The lower effective income tax rate for 2005 compared to 2004 was primarily due to the impact of reversing $13 million of deferred tax asset valuation allowances originally recorded prior to 2005 related to a change in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration and $7.4 million of tax benefits related to the impact of issues resolved in a federal income tax audit. These items were partially offset by the impacts of bonus depreciation deductions in 2004 as described below. The lower effective income tax rate for 2004 compared to 2003 was primarily due to the impact of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2003 and 2004 under the provisions of the new legislation and differences in property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates.

Income (Loss) from Discontinued Operations - Refer to Note 16 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Cumulative Effect of Changes in Accounting Principles - In 2003, Alliant Energy recorded after-tax charges of $3.9 million and $2.1 million for the cumulative effect of changes in accounting principles related to the adoption on Jan. 1, 2003 of Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” and Emerging Issues Task Force Issue 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” within WPC and NG Energy Trading, LLC, respectively. Alliant Energy has subsequently divested both of these businesses.

IPL RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $39 million in 2005 and $23 million in 2004. The 2005 increase was primarily due to higher electric margins, partially offset by increased operating expenses and lower AFUDC. The 2004 increase was primarily due to higher electric margins and a lower effective income tax rate, partially offset by increased operating expenses.

Electric Margins - Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$453.9	$388.9	17%	$367.7	6%	4,282	3,979	8%	4,155	(4%)
Commercial	300.0	257.8	16%	239.4	8%	3,836	3,487	10%	3,496	--
Industrial	387.0	347.3	11%	327.8	6%	8,005	7,827	2%	7,750	1%
Total from retail
customers	1,140.9	994.0	15%	934.9	6%	16,123	15,293	5%	15,401	(1%)
Sales for resale	75.4	41.7	81%	40.2	4%	1,723	1,305	32%	1,299	--
Other	30.4	33.5	(9%)	31.9	5%	98	98	--	102	(4%)
Total revenues/sales	1,246.7	1,069.2	17%	1,007.0	6%	17,944	16,696	7%	16,802	(1%)
Electric production
fuel and purchased
power expense	408.5	315.9	29%	320.9	(2%)
Margins	$838.2	$753.3	11%	$686.1	10%

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for IPL’s cooling degree day data.

Electric margins increased $85 million, or 11%, in 2005, primarily due to the impact of rate increases implemented in 2005 and 2004, warmer weather conditions in 2005 compared to the mild weather in 2004, a 2% increase in weather-normalized sales in 2005 and $5 million of higher energy conservation revenues. These increases were partially offset by $5.5 million of charges incurred in 2005 related to IPL’s electric weather derivative. Before giving consideration to the aforementioned impact of the electric weather derivative, IPL estimates that warmer than normal weather conditions had a positive impact of approximately $5 million on its electric margin in 2005 compared to normal weather. Alliant Energy estimates the impact of weather reduced electric margins by approximately $24 million in 2004 compared to normal weather. The higher energy conservation revenues were largely offset by higher energy conservation expenses. Refer to Note 10(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the electric weather derivative. Refer to “Alliant Energy Results of Operations” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Electric margins increased $67 million, or 10%, in 2004, primarily due to the impact of rate increases implemented in 2004 and 2003, which included increased revenues to recover a significant portion of higher operating expenses, weather-normalized sales growth including increased industrial sales which reflects improving economic conditions in IPL’s service territory and lower purchased power capacity costs. These items were partially offset by the impact of the extremely mild weather conditions as cooling degree days in Cedar Rapids were 63% below normal in 2004. Alliant Energy estimates that mild weather conditions reduced electric margins by approximately $6 million in 2003 compared to normal weather.

Gas Margins - Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$201.7	$179.2	13%	$173.6	3%	16,486	16,882	(2%)	19,074	(11%)
Commercial	112.7	95.5	18%	88.1	8%	10,576	10,614	--	11,408	(7%)
Industrial	33.8	30.3	12%	24.6	23%	3,428	4,029	(15%)	3,911	3%
Transportation/other	14.6	11.0	33%	8.2	34%	31,202	28,942	8%	29,182	(1%)
Total revenues/sales	362.8	316.0	15%	294.5	7%	61,692	60,467	2%	63,575	(5%)
Cost of gas sold	272.7	231.1	18%	209.8	10%
Margins	$90.1	$84.9	6%	$84.7	--

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for IPL’s heating degree day data.

Gas revenues and cost of gas sold were higher during 2005 compared to 2004 primarily due to increased natural gas prices. These increases alone had little impact on IPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $5.2 million, or 6%, in 2005, primarily due to the impact of a rate increase implemented in April 2005, $2 million of higher energy conservation revenues and continued customer growth, partially offset by the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period. Industrial sales volume decreases in 2005 reflect a reduction in agricultural demand attributable to drier weather conditions during the fall harvest in 2005 and the impact of increases in natural gas prices. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to “Rates and Regulatory Matters” and Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues - Steam and other revenues decreased $2.2 million in 2005, primarily due to lower construction management revenues from WindConnect™, resulting from decreased demand, partially offset by higher steam revenues required to recover increased costs of steam production fuels. These revenue variances were largely offset by variances in other operation and maintenance expenses.

Other Operating Expenses - Other operation and maintenance expenses increased $13 million in 2005, primarily due to $8 million of higher generation-related expenses, $7 million of higher energy conservation expenses, higher steam production fuel costs and $4 million of employee separation expenses incurred in 2005 related to the elimination of certain corporate and operations support positions. These items were partially offset by lower WindConnect™ and incentive compensation expenses in 2005. IPL estimates that the elimination of the corporate and operations support positions will decrease future annual operating expenses by approximately $7 million. Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Reduction in Workforce” for further discussion of the impact of the workforce reduction and the associated regulatory treatment. Other operation and maintenance expenses increased $20 million in 2004 primarily due to increases in employee and retiree benefits (comprised of compensation, medical and pension costs) and other administrative and general expenses, partially offset by the impact of comprehensive cost-cutting and operational efficiency efforts.

Depreciation and amortization expense increased $8.5 million in 2005, primarily due to property additions, including Emery being placed in service in May 2004, partially offset by lower software amortization. Depreciation and amortization expense increased $25 million in 2004, primarily due to property additions, including Emery, and the implementation of higher depreciation rates on Jan. 1, 2004 resulting from an updated depreciation study. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on IPL’s most recent depreciation study. Taxes other than income taxes increased $2.4 million and $6.7 million in 2005 and 2004, respectively, due to increased property taxes.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on the sale of IPL’s interest in DAEC.

Interest Expense and Other - Interest expense increased $2.5 million in 2004 due to higher average borrowings outstanding, primarily due to financing a portion of the construction costs of Emery. AFUDC was significantly higher in 2004 and 2003 compared to 2005 primarily due to the construction of Emery in 2004 and 2003.

Income Taxes - The effective income tax rates were 32.9%, 32.9% and 41.5% in 2005, 2004 and 2003, respectively. The effective tax rate for 2005 includes $7.5 million of tax benefits recorded by IPL related to the impact of issues resolved in a federal income tax audit. The lower effective income tax rate for 2004 compared to 2003 was primarily due to the impact of legislation passed in Iowa in late 2004 related to additional bonus depreciation tax deductions IPL was allowed to take in 2003 and 2004 under the provisions of the new legislation and differences in property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates.

WPL RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock decreased $8.6 million in 2005 and $1.2 million in 2004. The 2005 decrease was primarily due to lower electric margins and higher interest expense, partially offset by decreased operating expenses. The 2004 decrease was primarily due to increased operating expenses, largely offset by higher electric margins.

Electric Margins - Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (in millions)					MWhs Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$369.5	$327.8	13%	$316.9	3%	3,599	3,375	7%	3,410	(1%)
Commercial	197.4	180.0	10%	170.3	6%	2,274	2,215	3%	2,167	2%
Industrial	288.2	262.6	10%	243.8	8%	4,825	4,769	1%	4,595	4%
Total from retail
customers	855.1	770.4	11%	731.0	5%	10,698	10,359	3%	10,172	2%
Sales for resale	197.9	144.1	37%	155.6	(7%)	4,371	3,797	15%	4,196	(10%)
Other	20.9	25.3	(17%)	23.5	8%	75	80	(6%)	82	(2%)
Total revenues/sales	1,073.9	939.8	14%	910.1	3%	15,144	14,236	6%	14,450	(1%)
Electric production
fuel and purchased
power expense	600.8	431.5	39%	409.7	5%
Margins	$473.1	$508.3	(7%)	$500.4	2%

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for WPL’s cooling degree day data.

Electric margins decreased $35 million, or 7%, in 2005, largely due to the impact of higher purchased power capacity costs of $49 million, higher than anticipated fuel and purchased power energy costs and $3.5 million of charges incurred in 2005 related to WPL’s electric weather derivative. These items were partially offset by the impact of rate increases implemented in 2005 and 2004, warmer weather conditions in 2005 compared to the mild weather in 2004, and a 2% increase in weather-normalized sales in 2005. Before giving consideration to the aforementioned impact of the electric weather derivative, WPL estimates that warmer than normal weather conditions had a positive impact of approximately $7 million on its electric margin in 2005 compared to normal weather. WPL estimates the impact of weather reduced electric margins by approximately $10 million in 2004 compared to normal weather.

Refer to “Alliant Energy Results of Operations” for further discussion of WPL’s increased fuel and purchased power costs, and the impacts of higher fuel cost recovery revenues from wholesale customers and MISO-related transactions on WPL’s electric margins. Refer to Notes 10(b) and 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding the electric weather derivatives and sale of WPL’s interest in Kewaunee, respectively.

Electric margins increased $7.9 million, or 2%, in 2004, primarily due to the impact of various rate increases in 2004 and 2003, which included increased revenues to recover a significant portion of higher operating expenses, and weather-normalized sales growth of 3%, including increased industrial sales of 4% which reflects improving economic conditions in WPL’s service territory. These items were partially offset by the impact of the extremely mild weather conditions in 2004, $9 million of lower energy conservation revenues and the effect of implementing seasonal rates in 2003. Cooling degree days in Madison were 43% below normal in 2004. Alliant Energy estimates that mild weather conditions reduced electric margins by approximately $3 million in 2003 compared to normal weather. The reduced energy conservation revenues were largely offset by lower energy conservation expenses.

Gas Margins - Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (in millions)					Dths Sold (in thousands)
	2005	2004	*	2003	**	2005	2004	*	2003	**
Residential	$156.4	$136.4	15%	$137.1	(1%)	12,068	12,456	(3%)	12,797	(3%)
Commercial	89.3	76.8	16%	74.6	3%	8,187	8,585	(5%)	8,539	1%
Industrial	10.0	8.1	23%	9.6	(16%)	978	1,098	(11%)	1,182	(7%)
Transportation/other	66.6	32.5	105%	51.1	(36%)	31,648	20,684	53%	19,796	4%
Total revenues/sales	322.3	253.8	27%	272.4	(7%)	52,881	42,823	23%	42,314	1%
Cost of gas sold	231.9	165.8	40%	186.3	(11%)
Margins	$90.4	$88.0	3%	$86.1	2%

* Reflects the % change from 2004 to 2005. ** Reflects the % change from 2003 to 2004.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for WPL’s heating degree day data.

Gas revenues and cost of gas sold were significantly higher in 2005 compared to 2004 due to increased natural gas prices. These increases alone had little impact on WPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $2.4 million, or 3%, in 2005, primarily due to $3 million of improved results from WPL’s performance-based gas cost recovery program (benefits are shared by ratepayers and shareowners), the impact on margins from higher transportation/other sales and continued customer growth. These items were partially offset by the negative impact high gas prices in the fourth quarter of 2005 had on gas sales during that period. Industrial sales volume decreases in 2005 reflect a reduction in agricultural demand attributable to drier weather conditions during the fall harvest in 2005 and the impact of increases in natural gas prices. Transportation/other sales increased in 2005 due to greater demand from natural gas-fired electric generating facilities, including Riverside and SFEF being placed in service in June 2004 and June 2005, respectively. The impact of these higher transportation/other sales increased gas margins by approximately $3 million in 2005.

Gas margins increased $1.9 million, or 2%, in 2004, primarily due to improved results of $4 million from WPL’s performance-based gas commodity cost recovery program, partially offset by lower sales to retail customers due to milder weather conditions in 2004 compared to 2003.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to “Rates and Regulatory Matters” and Note 1(i) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery.

Other Revenues - Other revenues decreased $18 million in 2004 primarily due to lower construction management revenues from WindConnect™ due to decreased demand. This decrease was largely offset by lower operating expenses related to this business.

Other Operating Expenses - Other operation and maintenance expenses decreased $23 million in 2005, primarily due to lower nuclear generation, incentive compensation and transmission and distribution expenses in 2005. These items were partially offset by a regulatory-related charge recorded in 2005 and higher fossil-fuel generation expenses. The lower nuclear generation-related expenses were primarily due to WPL’s sale of its interest in Kewaunee in July 2005. In the second half of 2004, WPL incurred approximately $26 million of other operation and maintenance expenses related to Kewaunee that have been replaced with Kewaunee’s purchased power capacity costs included in WPL’s electric margins in the second half of 2005. Other operation and maintenance expenses decreased $11 million in 2004, primarily due to $11 million of lower expenses for WindConnect™, lower energy conservation expenses and the impact of comprehensive cost-cutting and operational efficiency efforts. These items were partially offset by increases in employee and retiree benefits (comprised of compensation, medical and pension costs).

Depreciation and amortization expense decreased $3.1 million in 2005, primarily due to lower nuclear depreciation as a result of the Kewaunee sale in July 2005 and lower software amortization, partially offset by the impact of property additions including SFEF. Depreciation and amortization increased $6.1 million in 2004, primarily due to property additions. Taxes other than income taxes increased $4.7 million in 2004, primarily due to increased gross receipts taxes.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the Kewaunee sale.

Interest Expense and Other - Interest expense increased $6.9 million and decreased $4.4 million for 2005 and 2004, respectively. The 2005 increase was primarily due to affiliated interest expense associated with the SFEF capital lease. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for additional information on this capital lease. The 2004 decrease was primarily due to lower average borrowings outstanding. Equity income from unconsolidated investments increased $1.3 million and $4.3 million for 2005 and 2004, respectively, primarily due to higher earnings at ATC resulting from rate increases.

Income Taxes - The effective income tax rates were 36.7%, 36.8%, and 36.4% in 2005, 2004 and 2003, respectively. Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy believes it has a strong liquidity position and expects to maintain this position over its planning period of 2006 to 2010 as a result of its available capacity under its revolving credit facilities, operating cash flows from its utility business, proceeds from asset sales and its remaining balance of available cash and temporary cash investments. Based on its strong liquidity position and capital structure, Alliant Energy believes it will be able to secure additional capital required to implement its strategic plan through the 2006 to 2010 planning period. Alliant Energy believes its ability to secure additional capital has been significantly enhanced by its actions during the last several years to rebalance its business portfolio in favor of its regulated utilities and strengthen its balance sheet as is evidenced by, among other items, its current debt-to-total capitalization ratio of 47% compared to 61% in early 2003.

Alliant Energy continually reviews its capital structure and plans to maintain an adjusted consolidated debt-to-total capitalization ratio consistent with an investment grade credit rating. Important capital structure considerations include financing flexibility for the generation growth plans discussed in “Strategic Overview,” debt imputed by rating agencies and state regulations. The most stringent imputations include attributed debt for a portion of the RockGen and Riverside long-term capacity agreements and the Kewaunee and DAEC long-term purchased power agreements.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its utility customers. Cash from these sales reimburse Alliant Energy for prudently incurred expenses to provide service to its utility customers and provides Alliant Energy a return on the rate base assets required to provide such services. Utility operating cash flows are expected to substantially cover Alliant Energy’s utility maintenance capital expenditures and dividends paid to Alliant Energy’s shareowners. The capital requirements needed to retire debt and pay capital expenditures associated with growing the rate base at its utilities, including new generation plants, are expected to be financed primarily through external financings and proceeds from asset divestitures, supplemented by internally generated funds. In order to maintain its planned consolidated capitalization ratios, Alliant Energy may periodically issue additional debt and equity to fund such capital requirements.

Cash and Temporary Cash Investments - At Dec. 31, 2005, Alliant Energy and its subsidiaries had approximately $205 million of cash and temporary cash investments. Alliant Energy plans to use a majority of this cash balance to retire additional senior notes at Resources in the first quarter of 2006. Alliant Energy repatriated approximately $72 million of cash from its China business in 2005 under the provisions of the American Jobs Creation Act passed in 2004 and through the sale of a portion of its China assets.

Cash Flows - Selected information for continuing operations from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
Cash flows from (used for):	2005	2004	2003	2005	2004	2003	2005	2004	2003
Operating activities	$600.2	$498.2	$438.6	$332.0	$347.6	$322.4	$176.6	$199.3	$138.5
Investing activities	(288.9)	(634.5)	(268.8)	(308.0)	(369.7)	(532.6)	(42.9)	(214.3)	(108.4)
Financing activities	(308.4)	159.3	(10.2)	(23.4)	20.1	206.2	(133.8)	(12.0)	(11.6)

Cash Flows from Continuing Operating Activities -

Historical Changes in Cash Flows from Continuing Operating Activities - 2005 Compared to 2004 - Alliant Energy’s cash flows from operating activities increased $102 million primarily due to changes in the level of accounts receivable sales and lower pension plan contributions, partially offset by higher income tax payments. IPL’s cash flows from operating activities decreased $16 million primarily due to higher income tax payments, partially offset by changes in the level of accounts receivable sales and the impact of rate increases. WPL’s cash flows from operating activities decreased $23 million primarily due to higher income tax payments and higher purchased power and fuel expenditures, partially offset by changes in the level of accounts receivable sales.

2004 Compared to 2003 - Alliant Energy’s cash flows from operating activities increased $60 million primarily due to changes in working capital caused largely by the timing of vendor payments and receivable collections as well as the impact of implementing rate increases at IPL and WPL, partially offset by changes in the level of accounts receivable sales and higher pension plan contributions. IPL’s cash flows from operating activities increased $25 million primarily due to changes in working capital caused largely by the timing of tax refunds and payments and the impact of rate increases, partially offset by changes in the level of accounts receivable sales and higher pension plan contributions. WPL’s cash flows from operating activities increased $61 million primarily due to changes in working capital caused largely by the timing of tax payments and refunds.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on IPL’s sale of accounts receivable program. IPL’s current receivables sales agreement expires in April 2006 and it is evaluating whether or not it will continue to sell receivables beyond the expiration date of this agreement.

Cash Flows used for Continuing Investing Activities -

Historical Changes in Cash Flows used for Continuing Investing Activities - 2005 Compared to 2004 - Alliant Energy’s cash flows used for investing activities decreased $346 million primarily due to proceeds received from WPL’s sale of its interest in Kewaunee and related liquidation of a portion of nuclear decommissioning trust fund assets in 2005 and expenditures associated with the construction of Emery and SFEF in 2004. IPL’s cash flows used for investing activities decreased $62 million primarily due to expenditures associated with the construction of Emery in 2004. WPL’s cash flows used for investing activities decreased $171 million primarily due to proceeds received from WPL’s sale of its interest in Kewaunee and related liquidation of a portion of nuclear decommissioning trust fund assets in 2005.

2004 Compared to 2003 - Alliant Energy’s cash flows used for investing activities increased $366 million primarily due to proceeds received from asset sales (primarily WPC and its Australian business) in 2003, partially offset by the 2003 acquisition by Resources of a 309 MW power plant in Neenah, Wisconsin and lower expenditures associated with the construction of Emery. IPL’s cash flows used for investing activities decreased $163 million primarily due to lower expenditures associated with the construction of Emery. WPL’s cash flows used for investing activities increased $106 million primarily due to increased levels of construction and acquisition expenditures and the 2003 proceeds from the sale of WPL’s water utility serving the Beloit area.

Construction and Acquisition Expenditures - Capital expenditures, investments and financing plans are continually reviewed, approved and updated as part of Alliant Energy’s ongoing strategic planning and budgeting processes. In addition, material capital expenditures and investments are subject to a rigorous cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including, but not limited to, economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, the level of Alliant Energy’s profitability, Alliant Energy’s desire to maintain investment-grade credit ratings and reasonable capitalization ratios, variations in sales, changing market conditions and new opportunities. Alliant Energy currently anticipates construction and acquisition expenditures during 2006 and 2007 as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2007	2006	2007	2006	2007
Utility business-related:
Transmission and distribution (electric and gas)	$235	$245	$145	$150	$90	$95
Generation - new facilities	30	110	--	--	30	110
Generation - existing facilities	60	70	30	35	30	35
Environmental	30	75	15	50	15	25
Contributions to ATC	12	11	--	--	12	11
Other miscellaneous utility property	78	79	40	40	38	39
Total utility business-related	445	590	$230	$275	$215	$315
Non-regulated businesses	30	10
	$475	$600

Alliant Energy has not yet entered into contractual commitments relating to the majority of its anticipated capital expenditures. As a result, Alliant Energy does have discretion with regard to the level of capital expenditures eventually incurred and it closely monitors and updates such estimates on an ongoing basis based on numerous economic and other factors. Refer to “Strategic Overview” and “Environmental” for further discussion.

Proceeds from Asset Sales - Refer to “Strategic Overview” for discussion of Alliant Energy’s recent asset divesture activities. Proceeds from asset divestitures have been and will be used primarily for debt reduction and general corporate purposes.

Cash Flows from (used for) Continuing Financing Activities -

Historical Changes in Cash Flows from (used for) Continuing Financing Activities - 2005 Compared to 2004 - Alliant Energy’s cash flows used for financing activities increased $468 million primarily due to changes in the amount of debt issued and retired, including increased debt premiums, and lower proceeds from common stock issuances. IPL’s cash flows used for financing activities increased $44 million primarily due to capital contributions of $100 million from Alliant Energy in 2004, partially offset by changes in the amount of debt issued and retired. WPL’s cash flows used for financing activities increased $122 million primarily due to changes in the amount of debt issued and retired.

2004 Compared to 2003 - Alliant Energy’s cash flows from financing activities increased $170 million primarily due to changes in the amount of debt issued and retired, partially offset by lower proceeds from common and preferred stock issuances. IPL’s cash flows from financing activities decreased $186 million primarily due to a lower capital contribution from Alliant Energy in 2004 as compared to 2003, changes in the amount of debt issued and retired and the issuance of preferred stock in 2003. WPL’s cash flows used for financing activities increased slightly in 2004 primarily due to a capital contribution from Alliant Energy in 2003 and higher common stock dividends, largely offset by changes in the amount of debt issued and retired.

FERC and PUHCA Financing Authorizations - Under PUHCA 2005, FERC has authority over the issuance of utility securities, except to the extent that a state regulatory commission has jurisdiction over such matters. FERC rules permit IPL to continue operating under the most recent financing order granted by the Securities and Exchange Commission (SEC) under PUHCA 1935 until a new financing authorization request is filed with FERC. This most recent financing order granted by the SEC under PUHCA 1935 authorized IPL to issue preferred stock, long-term debt securities and short-term debt securities up to a combined amount of $700 million for a period from December 2004 through December 2007. Issuance of debt securities by WPL are authorized by its state regulatory commissions and therefore are exempt from regulation by FERC. FERC also does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Agency Financing Authorizations - IPL has authorization for short-term borrowings of $300 million. WPL has authorization for short-term borrowings of $250 million, $211 million for general corporate purposes and an additional $39 million to redeem its variable rate demand bonds.

Shelf Registrations - Alliant Energy’s current SEC shelf registration allows Alliant Energy flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IPL’s current SEC shelf registration allows IPL flexibility to offer from time to time up to an aggregate of $210 million of preferred stock, senior unsecured debt securities and collateral trust bonds. WPL’s current SEC shelf registration allows WPL flexibility to offer from time to time up to an aggregate of $150 million of its preferred stock, senior unsecured debt securities and first mortgage bonds. Alliant Energy, IPL and WPL had $208 million, $35 million and $50 million remaining available under their respective shelf registrations as of Dec. 31, 2005.

Common Stock Dividends - In January 2006, Alliant Energy announced an increase in its quarterly common stock dividend from $0.2625 per share to $0.2875 per share, which is equivalent to an annual rate of $1.15 per share, beginning with the Feb. 15, 2006 dividend payment. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Currently, Alliant Energy’s goal is to attain a payout percentage of approximately 60% to 70% of its utility earnings.

Common Stock Issuances - In 2005, Alliant Energy issued approximately $29 million of additional common stock under its Shareowner Direct Plan, 401(k) Savings Plan and equity incentive plans. In the first quarter of 2006, Alliant Energy decided to begin satisfying any new demand under its Shareowner Direct Plan and 401(k) Savings Plan through open market purchases. Alliant Energy currently anticipates its only common stock issuances for the remainder of 2006 will be to issue new shares to satisfy demands under its equity incentive plans.

Short- and Long-term Debt - In 2005, Alliant Energy, IPL and WPL completed the re-syndication of three revolving credit facilities and extended the terms of the facilities to August 2010. Refer to “Creditworthiness” for a discussion of the various restrictive covenants and other provisions of these new credit facilities. These credit facilities backstop commercial paper issuances used to finance short-term borrowing requirements, which fluctuate based on seasonal corporate needs, the timing of long-term financings and capital market conditions. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. Information regarding borrowings under these credit facilities at Dec. 31, 2005 was as follows (dollars in millions):

	Alliant Energy	Parent Company	IPL	WPL
Commercial paper:
Amount outstanding	$263.0	$--	$169.5	$93.5
Weighted average maturity	4 days	N/A	5 days	3 days
Discount rates	4.3-4.52%	N/A	4.35-4.52%	4.3-4.45%
Available capacity	$387.0	$100.0	$130.5	$156.5

In 2005, Alliant Energy continued its debt reduction efforts at its non-regulated businesses by retiring early $379 million of Resources’ senior notes. Alliant Energy plans to further these efforts by retiring an additional $358 million of senior notes at Resources in the first quarter of 2006. Refer to Note 8 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on these early debt retirements at Resources and other additional information regarding short- and long-term debt.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant related to debt-to-capital ratios as follows:

	Covenant Requirement	Status at Dec. 31, 2005
Alliant Energy	Less than 65%	46%
IPL	Less than 58%	48%
WPL	Less than 58%	37%

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt, trade payables and imputed debt for certain purchased power agreements), capital lease obligations, letters of credit and guarantees of the foregoing and unfunded vested benefits under qualified pension plans. The equity component excludes accumulated other comprehensive income (loss).

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

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets to be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and sales of the respective borrower’s nuclear, transmission or non-regulated assets.

The credit agreements contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy defaults on debt totaling $50 million or more. A default by a minority-owned affiliate or a foreign subsidiary would not trigger a cross default event. A default by Alliant Energy or Resources would not trigger a cross default event for either IPL or WPL, nor would a default by either of IPL or WPL trigger a cross default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable.

A material adverse change representation is not required for borrowings under these credit agreements.

At Dec. 31, 2005, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit facilities.

Credit Ratings and Balance Sheet - Access to the capital and credit markets, and the costs of obtaining external financing, are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings and a strong balance sheet. Although Alliant Energy believes the actions taken since late 2002 to strengthen its balance sheet will enable it to maintain investment-grade credit ratings, no assurance can be given that it will be able to maintain its existing credit ratings. If Alliant Energy’s credit ratings are downgraded in the future, then Alliant Energy’s borrowing costs may increase and its access to capital markets may become limited. If access to capital markets becomes significantly constrained, then Alliant Energy’s results of operations and financial condition could be materially adversely affected. Alliant Energy’s current credit ratings and outlooks are as follows:

		Standard & Poor’s	Moody’s Investors
		Ratings Services (S&P)	Service (Moody’s)
IPL	Senior secured long-term debt	A-	A3
	Senior unsecured long-term debt	BBB+	Baa1
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Baa1
WPL	Senior secured long-term debt	A-	A1
	Senior unsecured long-term debt	A-	A2
	Commercial paper	A-2	P-1
	Corporate/issuer	A-	A2
Resources (a)	Senior unsecured long-term debt	BBB	Baa2
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Senior unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Not rated

All Entities	Outlook	Stable	Stable
(a)	Resources’ senior notes and exchangeable senior notes are fully and unconditionally guaranteed by Alliant Energy.

In January 2006, S&P upgraded the ratings of IPL’s senior unsecured long-term debt to BBB+ from BBB and WPL’s senior unsecured long-term debt to A- from BBB+. At the same time, S&P also changed the outlook on all of IPL’s, WPL’s, Resources’ and Alliant Energy’s rated debt to stable from negative.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements, including purchased power agreements, fuel contracts, accounts receivable sale contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings. In the event of a downgrade below investment-grade levels, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. IPL is a party to an accounts receivable sales agreement that provides that a downgrade below investment-grade level associated with its secured debt makes it ineligible to sell receivables under the program. In the event of a downgrade below investment-grade level, management believes the credit facilities at Alliant Energy, IPL and WPL would provide sufficient liquidity to cover counterparty credit support or collateral requirements under the various purchased power, fuel and receivables sales agreements.

Off-Balance Sheet Arrangements - Alliant Energy utilizes off-balance sheet synthetic operating leases that relate to the financing of certain corporate headquarters, aircraft, utility railcars and a utility radio dispatch system. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3(a) of the “Notes to Consolidated Financial Statements” for future minimum lease payments under, and residual value guarantees by Alliant Energy of, these synthetic leases. Alliant Energy’s, IPL’s and WPL’s credit facility agreements prohibit them from entering into any additional synthetic leases without the consent of a majority of the lenders to these credit facilities. Alliant Energy uses special purpose entities for its limited recourse utility sale of accounts receivable program whereby IPL uses proceeds from the sale of the accounts receivable and unbilled revenues to maintain flexibility in its capital structures, take advantage of favorable short-term interest rates and finance a portion of its long-term cash needs. The sale of accounts receivables generates a significant amount of liquidity for IPL. Refer to Note 4 of Alliant Energy’s “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. If sale of accounts receivable financing alternative were not available, IPL anticipates it would have enough short-term borrowing capacity to compensate. Refer to “Ratings Triggers” for the impact of certain credit rating downgrades on IPL related to the accounts receivable sales program. Alliant Energy has reviewed these entities during its implementation of revised Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46R), and determined that consolidation of these entities is not required. Refer to Note 20 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding FIN 46R.

Guarantees and Indemnifications - Alliant Energy has several guarantees and indemnifications outstanding related to its recent divestiture activities. Refer to Note 11(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Credit Risk - Alliant Energy’s subsidiaries have credit exposure from electric and natural gas sales and non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties. Refer to “Other Matters - Other Future Considerations - Calpine Bankruptcy” for more information on Alliant Energy’s risks related to Calpine’s recent bankruptcy filing.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s long-term contractual cash obligations as of Dec. 31, 2005 were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt maturities (Note 8(b))	$152	$263	$292	$147	$114	$1,507	$2,475
Interest - long-term debt obligations	145	132	118	104	91	887	1,477
Capital leases (Note 3(b))	41	--	--	--	--	1	42
Operating leases (Note 3(a))	113	138	83	76	71	160	641
Purchase obligations (Note 11(b)):
Purchased power and fuel commitments	759	274	148	137	116	283	1,717
Other	17	1	1	--	--	--	19
	$1,227	$808	$642	$464	$392	$2,838	$6,371

IPL’s long-term contractual cash obligations as of Dec. 31, 2005 were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt maturities (Note 8(b))	$60	$80	$52	$136	$3	$624	$955
Interest - long-term debt obligations	61	53	50	47	38	438	687
Capital leases (Note 3(b))	40	--	--	--	--	--	40
Operating leases (Note 3(a))	7	6	6	6	7	19	51
Purchase obligations (Note 11(b)):
Purchased power and fuel commitments	183	37	9	10	8	22	269
Other	6	--	--	--	--	--	6
	$357	$176	$117	$199	$56	$1,103	$2,008

WPL’s long-term contractual cash obligations as of Dec. 31, 2005 were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt maturities (Note 8(b))	$--	$105	$60	$--	$100	$139	$404
Interest - long-term debt obligations	26	22	19	15	12	156	250
Capital leases (Note 3(b))	15	15	15	15	15	218	293
Operating leases (Note 3(a))	86	86	75	66	62	141	516
Purchase obligations (Note 11(b)):
Purchased power and fuel commitments	286	118	103	109	104	261	981
Other	3	1	1	--	--	--	5
	$416	$347	$273	$205	$293	$915	$2,449

At Dec. 31, 2005, long-term debt and capital lease obligations as noted in the above tables were included on the respective Consolidated Balance Sheets. Included in Alliant Energy’s, IPL’s and WPL’s long-term debt obligations was variable rate debt of $92 million, $42 million and $39 million, which represented 4%, 4% and 10%, respectively, of total long-term debt outstanding. The long-term debt amounts exclude reductions related to unamortized debt discounts. Interest on variable rate debt in the above table was calculated using rates as of Dec. 31, 2005. As of Dec. 31, 2005, Alliant Energy had committed to retire $83 million of Resources’ senior notes therefore that amount is included in 2006 in the above table. The remaining $275 million of senior notes at Resources that Alliant Energy intends to retire early in 2006 is included in the “thereafter” column in the above table given Alliant Energy had not committed to retire these notes as of Dec. 31, 2005. Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy has entered into various purchased power commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchase obligations but are not included in the IPL or WPL purchase obligations. Other purchase obligations represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2005. In connection with their construction and acquisition programs, Alliant Energy, IPL and WPL also enter into commitments related to such programs on an ongoing basis which are not reflected in the above tables. Refer to “Cash Flows used for Continuing Investing Activities - Construction and Acquisition Expenditures” for additional information. In addition, at Dec. 31, 2005, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefit funding amounts, which are not included in the above tables.

Environmental -

Overview - Alliant Energy’s pollution abatement programs are subject to continuing review and are periodically revised due to changes in environmental regulations, construction plans and escalation of construction costs. Alliant Energy continually evaluates the impact of potential future international, federal, state and local environmental rulemakings on its operations. While the final outcome of these rule makings cannot be predicted, Alliant Energy believes that required capital investments and/or modifications resulting from them could be significant, but expects that prudent expenses incurred by IPL and WPL likely would be recovered in rates from its customers. Given the dynamic nature of the utility environmental and other related regulatory requirements, IPL and WPL have an integrated planning process that includes the determination of new generation, environmental compliance requirements and other operational needs. As part of IPL’s and WPL’s planning process, significant investments for environmental requirements are approved by Alliant Energy’s Board of Directors. The following are major environmental issues that could potentially have a significant impact on Alliant Energy’s financial condition and results of operations. Refer to “Cash Flows used for Continuing Investing Activities - Construction and Acquisition Expenditures” for information on IPL’s and WPL’s anticipated 2006 and 2007 environmental capital expenditures.

Air Quality - The 1990 Clean Air Act Amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. In March 2005, the United States of America (U.S.) Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR), which requires emission control upgrades to existing electric generating units with greater than 25 MW capacity. This rule will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa and Wisconsin) in the eastern U.S and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. The specific reductions for IPL, WPL and Resources will be determined by state-specific implementation plans, which could be more or less stringent than the noted 70% and 60% reductions. The first phase of compliance for SO2 and NOx is required by 2010 and 2009, respectively, and the second phase of compliance for both SO2 and NOx is required by 2015. This federal rule allows that additional reduction requirements may also be imposed at the state level for those areas that are in non-attainment with National Ambient Air Quality Standards (NAAQS). WPL has existing electric generating units located in non-attainment areas for the 8-hour ozone standard and may be subject to additional NOx emissions reductions.

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

The final CAIR and CAMR rules were effective in May 2005 and each state must submit enforceable plans to the EPA for approval, which comply with the requirements of these rules, by September and November 2006, respectively. Alliant Energy is actively participating in the development of the state implementation plans. Although the federal rulemakings were anticipated, specific compliance plans cannot be completed until state implementation plans are finalized.

In 2004, the EPA’s final Industrial Boiler Maximum Achievable Control Technology (MACT) rule became effective and compliance with these new emission requirements for hazardous air pollutants is required by 2007. This rule applied to fossil-fueled generating units less than 25 MW. In March 2005, Alliant Energy submitted initial notifications to the EPA and Iowa Department of Natural Resources (DNR) identifying specific fossil-fueled generating units less than 25 MW that potentially may require compliance with the Industrial Boiler MACT rule. In October 2005, the EPA published a notice of reconsideration to the Industrial Boiler MACT including proposed changes clarifying that this rule excludes electric utility steam generating units (EUSGU) and any unit that does not meet the EUSGU definition but is nevertheless subject to CAMR. At this time, the EPA has not provided a written response to Alliant Energy regarding the applicability of this rule.

Alliant Energy has completed a preliminary evaluation of CAIR and CAMR rulemakings based on the EPA model rule framework that states may adopt using multi-state cap and trade programs to meet the required emissions reductions in a flexible and cost-effective manner. The estimated capital expenditures for 2006 through 2010 associated with the first phase of compliance for CAIR and CAMR are anticipated to be $170 million to $225 million for IPL and $100 million to $140 million for WPL. Cost estimates for Resources’ generating facilities will be assessed upon clarification with regulatory agencies of rule applicability to non-regulated generation units. Alliant Energy expects additional capital investments for the second phase compliance with CAIR and CAMR to be significant and material. Based on Alliant Energy’s most recent planning scenario, its initial estimates for capital expenditures for 2011 through 2018 required for phase two compliance with these rules are $100 million to $160 million for IPL and $150 million to $200 million for WPL. These estimates are based on today’s costs of current technologies and information currently available regarding the EPA final rules. The costs may change depending on the requirements of the final state rules. In addition, there will also be recurring costs for operating and maintaining the emissions control equipment associated with these capital expenditures. Pending the states’ adoption of EPA rules, it is possible that emissions reduction requirements may be achieved through market-based trading of SO2, NOx and mercury emissions allowances. Emissions allowances markets may be used by IPL, WPL and Resources to achieve compliance, with the potential to increase (or decrease) expenses associated with allowances purchases (or sales). These costs will depend upon actual emissions levels resulting from generation during this period, performance of emissions control equipment and market prices for emissions allowances.

In addition, Alliant Energy is aware that certain citizen groups have begun pursuing claims against utility generating stations regarding excess emissions, including opacity emissions. Alliant Energy continues to monitor its emissions closely to determine whether additional controls will be required. The additional capital investments for CAIR and CAMR compliance, as discussed above, will also contribute to improvements in opacity emissions. However, should more stringent opacity limits be required, the timing of investments and control equipment options to comply with these multiple regulatory requirements will need further evaluation.

WPL previously responded confidentially to multiple data requests from the EPA related to the historical operation and associated air permitting for certain major Wisconsin coal-fired generating units. In 2004, WPL was notified by the EPA that a third party had requested WPL’s response materials. After review of such records, WPL determined that the information would no longer be claimed as confidential. In October 2005, the EPA issued a memorandum with revised federal policy guidance on New Source Review enforcement pertaining to pre-construction air permitting requirements. As a result, WPL anticipates no further action from the EPA resulting from these prior requests.

There have been instances where citizen groups have pursued claims against utilities for alleged air permitting violations. While IPL and WPL have not received any such claims to date, WPL is aware that certain public comments have been submitted to the Wisconsin DNR regarding the renewal of an air operating permit for one of WPL’s generating stations. WPL is unable to predict what actions, if any, the Wisconsin DNR or the public commenters may take in response to these public comments.

Alliant Energy is also currently monitoring various other potential international, federal, state and local environmental rulemakings and activities, including, but not limited to: litigation of various federal rules issued under the statutory authority of the Clean Air Act Amendments; revisions to the New Source Review, and Prevention of Significant Deterioration permitting programs; Regional Haze evaluations for Best Available Retrofit Technology; revisions to the NAAQS including particulate matter, and several other legislative and regulatory proposals regarding the control of emissions of air pollutants and greenhouse gases from a variety of sources, including generating facilities.

Water Quality - The EPA regulation under the Clean Water Act referred to as “316(b)” became effective in 2004. This regulation requires existing large power plants with cooling water intake structures to apply technology to minimize adverse environmental impacts to fish and other aquatic life. IPL and WPL are currently studying such impacts and will have compliance plans in place by the required date of January 2008. IPL and WPL are investigating compliance options and are unable to predict the final outcome, but believe that required capital investments and/or modifications resulting from this regulation could be significant.

WPL is also currently evaluating proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WPL’s generating stations can discharge into Wisconsin waters. At this time, WPL is unable to predict the final outcome, but believes that required capital investments and/or modifications resulting from this regulation could be significant.

In 2004, FERC issued an order regarding one of WPL’s hydroelectric project licenses to require WPL to develop a detailed engineering and biological evaluation of potential fish passages and to install an agency-approved fish-protective device within one year, and within three years to install an agency-approved fish passage. WPL is working with the appropriate federal and state agencies to comply with these provisions and research solutions. In September 2005, WPL filed a one-year extension request with FERC for the detailed engineering and biological evaluation of potential fish passages and installation of an agency-approved fish-protective device. The due date for the submittal of this evaluation has been extended to October 2006. WPL believes that required capital investments and/or modifications resulting from this issue could be significant.

Land and Solid Waste - In June 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in December 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. The EPA has alleged $5.5 million of costs incurred to date. IPL believes that it is not liable for costs associated with the site because it did not arrange for the disposal of any waste materials at the site, and intends to defend this lawsuit which is scheduled for trial in 2007. Although IPL believes it has strong defenses, IPL is currently unable to predict the outcome of this lawsuit.

In 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate potential offsite groundwater impacts at these two landfills, which were implemented beginning April 2005. Work was completed at one of the landfills in June 2005, with work still pending at the other landfill due to delays with obtaining access agreements from neighboring property owners. The Iowa DNR is aware of the access agreement delays and may intercede with the property owners if necessary. Monitoring results will be used to determine if further measures are required and IPL is unable to predict the outcome at this time.

Alliant Energy is also monitoring various other land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenyls (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce is proposing new rules related to flammable, combustible and hazardous liquids stored in above-ground storage tanks in which the primary financial impact would be from a secondary containment requirement for all hazardous materials tanks and for hazardous material unloading areas. Alliant Energy is unable to predict the outcome of these possible regulatory changes at this time, but believes that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Refer to Note 11(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” “Business” and “Construction and Acquisition Expenditures” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Refer to Notes 1(l) and 10 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s derivative financial instruments.

Commodity Price Risk - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric and natural gas products it procures and markets. Alliant Energy employs established policies and procedures to mitigate its risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various duration for the forward sale and purchase of electricity and natural gas. Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by the current rate making structures in place for recovery of its electric fuel and purchased energy costs (fuel-related costs) as well as its cost of natural gas purchased for resale.

Current and forecasted prices of electric and natural gas commodities increased significantly in 2005 due, in part, to the natural gas supply disruption caused by the hurricane activity in the Gulf of Mexico in the third quarter of 2005. The significant increases in the cost of electric and natural gas commodities are not expected to have a significant impact on IPL’s electric and gas margins or WPL’s gas margins due to the timely recovery of increased costs under their current rate making structures. However, increased prices of electric power and/or natural gas may result in reduced usage by Alliant Energy’s customers, including the potential for larger customers to switch to alternative fuel sources, and/or higher bad debt expense.

WPL’s electric margins are more exposed to the impact of these increased commodity prices due largely to the retail rate recovery mechanisms in place in Wisconsin for fuel-related costs. WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future fuel and purchased energy costs anticipated during the test year. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine rates. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test year period, WPL can request and the PSCW can authorize an adjustment to future retail electric rates. Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Utility Fuel Cost Recovery” for discussion of recent changes to the fuel monitoring ranges. The PSCW may authorize an interim rate increase, however if the final rate increase is less than the interim rate increase, WPL would refund the excess collection to customers at the current authorized return on equity rate. Recovery of capacity-related charges associated with WPL’s purchased power costs and network transmission charges are recovered from electric customers through changes in base rates.

WPL experienced extraordinary increases in its fuel-related costs in 2005 which met the requirements to file for additional fuel-related rate relief. However, WPL estimates it under-collected fuel-related costs in 2005 by approximately $40 million from its retail electric customers given the regulatory process and resulting lag in obtaining approved rate relief. Given the prospective nature of the rate changes, amounts under-collected in this process are costs for which WPL will not be afforded the opportunity for recovery from rate payers in the future. In addition, the fuel-related rates that are established are based on test year average costs, thus once rates are set there is a natural under/over recovery during certain months based on the differences in the estimated average test year costs and the actual monthly costs. Alliant Energy and WPL are unable to determine the anticipated impact of these increases in fuel-related costs on their future results of operations given the uncertainty of how future costs will correlate with the rates in place, the timing and uncertainty of the necessary PSCW approvals to implement requested fuel-related rate increases and uncertainties regarding future sales volumes. Refer to “Rates and Regulatory Matters” for additional details of the recent fuel-related retail cases filed by WPL.

WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WPL, with the remainder refunded to or recovered from customers. Such rate mechanisms combined with commodity derivatives discussed above significantly reduce commodity risk associated with WPL’s cost of natural gas. IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale thereby eliminating any price risk for prudently incurred commodity costs. Recovery of capacity-related charges associated with IPL’s purchased power costs are recovered from electric customers through changes in base rates.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, IPL’s customer accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages its interest rate risk by limiting its variable interest rate exposure and by continuously monitoring the effects of market changes on interest rates. Alliant Energy also periodically uses interest rate swap and forward agreements to assist in the management of its interest exposure. In the event of significant interest rate fluctuations, management would take actions to minimize the effect of such changes on Alliant Energy’s results of operations and financial condition. Assuming no change in Alliant Energy’s, IPL’s and WPL’s consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2006 than in 2005, expense would increase (decrease) by approximately $5.8 million, $3.6 million and $1.4 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s, IPL’s and WPL’s consolidated variable-rate debt held, the amount outstanding under IPL’s customer accounts receivable sale program and variable-rate lease balances at Dec. 31, 2005.

Equity Price Risk - Alliant Energy is exposed to equity price risk as a result of its investments in debt and equity securities, including securities held by its pension and other postretirement benefit plans. Refer to “Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefit costs of changes in the rate of returns earned by its plan assets, which include equity securities. Alliant Energy also has investments in publicly-traded securities that are subject to equity price risk. The most significant of these investments are its New Zealand investments, TrustPower and Infratil Ltd. Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of its investments subject to equity price risk.

Currency Exchange Rate Risk - Alliant Energy has a net investment in New Zealand that is not hedged. As a result, the net investment is subject to currency exchange risk with fluctuations in currency exchange rates. At Dec. 31, 2005, Alliant Energy had a cumulative foreign currency translation gain, net of tax benefits, of $7 million related to increases in the value of the New Zealand dollar in relation to the U.S. dollar. This gain is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet. Based on Alliant Energy’s net investment in New Zealand at Dec. 31, 2005, a 10% sustained increase/decrease over the next 12 months in the New Zealand foreign exchange rate would result in a corresponding pre-tax increase/decrease in cumulative foreign currency translation of $5 million. Alliant Energy’s equity income (loss) from its investment in TrustPower is also impacted by fluctuations in currency exchange rates, however such impact is not significant based on the current level of equity earnings.

At Dec. 31, 2005, Alliant Energy had currency exchange risk associated with approximately $100 million of intercompany receivables at its wholly-owned New Zealand subsidiary associated with the repatriation of proceeds from its issuance of redeemable preference shares (classified as long-term debt) in the third quarter of 2005. During 2005, Alliant Energy recorded pre-tax income of $2.9 million related to foreign currency transaction gains on such receivables. Based on the receivables balance and currency rates at Dec. 31, 2005, a 10% change in the currency rates would result in a $10 million pre-tax increase/decrease in net income.

New Accounting Pronouncements - Refer to Note 1(m) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of SFAS 123(R), “Share-Based Payment,” and historical pro forma impacts of stock options on net income.

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

Regulatory Assets and Liabilities - Alliant Energy’s utility business is regulated by various federal and state regulatory agencies. As a result, it qualifies for the application of SFAS 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between accounting principles generally accepted in the U.S. and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred.

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

Asset Valuations -

Long-Lived Assets to be Held and Used - Alliant Energy’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71. As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy’s use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

At Dec. 31, 2005, Resources owned a steam turbine with a carrying value of $20 million. Alliant Energy is currently reviewing its alternatives to recover the carrying value of the steam turbine including deploying it in a future generation project or selling such equipment. As a result, Alliant Energy has assessed the recoverability of the $20 million cost of the steam turbine by estimating the future anticipated undiscounted cash flows and the probability of each alternative. The future anticipated cash flows and probabilities of these alternatives are significant estimates. A change in these estimates could result in a material asset valuation charge in the future.

Long-Lived Assets Held for Sale - Alliant Energy’s assets held for sale are reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such assets exceeds the estimated fair value less cost to sell. The fair values of Alliant Energy’s assets held for sale are generally determined based upon current market information including information from recently negotiated deals and bid information received from potential buyers when available. If current market information is not available, Alliant Energy estimates the fair value of its assets held for sale utilizing appraisals or valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

In 2005, Alliant Energy announced its intention to divest its investments in Mexico, China and gas gathering pipeline systems as a result of its evaluation of strategic alternatives for these investments. As a result, Alliant Energy has reclassified the accounting for these investments as assets held for sale and discontinued operations. While Alliant Energy expects to complete these divestitures in 2006, Alliant Energy is unable to provide assurance that these divestitures will occur in a timely fashion for anticipated proceeds, or that Alliant Energy will not incur material valuation adjustments relating to these investments prior to, or as a result of, these anticipated divestitures. If Alliant Energy is unable to complete these divestitures in a timely fashion, it may be required to reclassify the accounting for these investments from assets and liabilities held for sale and discontinued operations back to continuing operations. Refer to Note 16 of the “Notes to Consolidated Financial Statements” for further information regarding these assets held for sale.

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

Accounting for Pensions and Other Postretirement Benefits - Alliant Energy accounts for pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement costs. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed annually with an outside actuary firm and an investment consulting firm. As of Sep. 30, 2005 (Alliant Energy’s measurement date), Alliant Energy’s future assumptions included a 5.5% discount rate to calculate benefit obligations and a 8.5% annual rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 8.5% annual rate of return is consistent with Alliant Energy’s historical returns and is based on projected long-term equity and bond returns, maturities and asset allocations. A 100 basis point change in the discount rate would result in approximate changes of $128 million and $24 million in Alliant Energy’s pension and other postretirement benefit obligations and $11 million and $2.7 million in expense in 2006, respectively. A 100 basis point change in the rate of return would result in an approximate change of $6.5 million and $1.0 million in pension and other postretirement benefit expense in 2006, respectively. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for discussion of the impact of a change in the medical trend rates.

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

Capital Loss Utilization - As of Dec. 31, 2005, Alliant Energy estimated that it will be able to generate sufficient capital gains in the future to offset all of its current federal capital loss carryforwards and projected federal capital losses prior to their expiration. If Alliant Energy is unable to generate at least $300 million of currently anticipated capital gains prior to the expiration of its current capital loss carryforwards and projected capital losses, there could be a material adverse impact to its financial condition and results of operations. In addition, a change in management’s estimates and assumptions relating to the amounts and timing of capital gains and losses could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurs.

Accounting for Costs Related to the MISO Wholesale Energy Market - Effective April 1, 2005, MISO implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all the bids and offers made in the market that day, and determines a locational marginal price which reflects the market price for energy. As participants in the new MISO Midwest Market, IPL and WPL are required to follow MISO’s instructions when dispatching generating units to support MISO’s responsibility for maintaining stability of the transmission system.

As participants in MISO, IPL and WPL offer their generation and bid their demand into the market on an hourly basis, resulting in net receipt from or net obligation to MISO for each hour of each day. MISO aggregates these hourly transactions and currently provides updated settlement statements to market participants seven, 14, 55, 105, and 155 days after each operating day. MISO also indicated that it will begin performing a 365-day settlement run on April 1, 2006. The 365-day settlement statements are expected to continue until all operating day transactions from April 1, 2005 through Aug. 31, 2005 have been resettled. These updated settlement statements may reflect billing adjustments, resulting in an increase or decrease to the net receipt from or net obligation to MISO, which may or may not be recovered through the rate recovery process. These updated settlement statements and charges may be disputed by market participants, including IPL and WPL, in the MISO market. MISO and its participants also have the ability to file with the FERC for settlement periods which may extend beyond 365 days.

At the end of each month, the amount due from or payable to MISO for the last seven days of the month is estimated, thus significant changes in the estimates and new information provided by MISO in subsequent settlement statements could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective results of operations.

Other Future Considerations - In addition to items discussed earlier in MDA and in “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s future financial condition or results of operations:

Exchangeable Senior Notes - The interest deductions Alliant Energy has taken on its federal tax returns related to Resources’ exchangeable notes are currently under audit by the IRS. The IRS audit team, in conjunction with Alliant Energy, requested a Technical Advice Memorandum (TAM) from the Chief Counsel’s Office of the IRS concerning this issue. Alliant Energy received the TAM in July 2005, which states that the Chief Counsel’s Office is in agreement with the IRS audit team’s conclusions that the interest expense on the senior notes should be capitalized. The capitalization of interest could have a material impact on Alliant Energy’s financial condition and results of operations if Alliant Energy is not able to generate sufficient capital gains prior to 2010 to offset the additional capital losses that may result because of the capitalized interest. Refer to “Critical Accounting Policies - Income Taxes - Capital Loss Utilization” for further information on capital loss utilization. A settlement was negotiated with the IRS in the fourth quarter of 2005 to mitigate a sufficient portion of the potential adverse impact related to capital losses for the years after 2001. Alliant Energy has an oral agreement with the IRS and expects to finalize the formal closing agreement with the IRS in 2006. Alliant Energy continues to pursue its options for the interest deductions in 2000 and 2001, however it anticipates no significant impact on its future financial condition or results of operations as a result of these deductions. Alliant Energy reflected the terms of its settlement in its 2005 results and the settlement had no material impact on its financial condition or results of operations.

Coal Delivery Disruptions - In May 2005, Burlington Northern Santa Fe (BNSF) and Union Pacific railroad train derailments in Wyoming caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by IPL and WPL. These railroads invoked their force majeure rights to stop performing under coal delivery contracts serving IPL and WPL following the derailments. BNSF and Union Pacific discontinued their force majeure effective June 3, 2005 and Nov. 23, 2005, respectively. Repair of the damaged lines has been suspended during the winter months and is expected to resume again in spring 2006 with anticipated congestion and delays of coal delivery throughout 2006. The damaged railroad lines limited coal deliveries from the Powder River Basin to certain generating facilities owned by IPL and WPL. Winter weather and other operational issues have prevented the railroads from increasing delivery rates on a consistent basis beyond the levels experienced during the force majuere. As a result of the ongoing conservation efforts, coal inventories were approaching normal levels at Dec. 31, 2005, allowing operations at most plants to resume to normal dispatch levels. IPL and WPL continue to closely monitor the delivery rates and will continue to take proactive fuel management actions to conserve coal when necessary to preserve reliability of their plants by reducing coal-fired generation during weekday off-peak hours and weekends and when replacement costs are more economical. These actions result in increased energy production and purchase costs for the system. Refer to Note 1(c) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” for additional information regarding regulatory recovery of costs associated with these coal delivery disruptions.

Depreciation Study - In 2005, IPL completed a depreciation study related to its utility plant in service. Based on the results of this study, IPL expects its 2006 annual depreciation expense to decrease approximately $18 million compared to 2005 annual depreciation expense amounts before giving consideration to depreciation of ongoing property additions. This depreciation study will be considered in IPL’s next rate proceeding in Iowa and is currently being addressed in its on-going rate proceeding in Minnesota. Due to uncertainties such as to when and to what extent the new depreciation estimates from the study will be reflected in its rates, IPL is unable to determine whether the impacts of any anticipated decrease in future annual depreciation expense resulting from this study will result in a material impact on its financial condition or results of operations. WPL will begin conducting an updated depreciation study related to its utility plant in service in 2006.

Calpine Bankruptcy - In December 2005, Calpine filed voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code. Alliant Energy, through its subsidiary, WPL, has purchased power agreements with Calpine subsidiaries related to the RockGen and Riverside generating facilities. The RockGen facility is part of the bankruptcy proceedings but the Riverside facility is excluded. WPL utilizes the RockGen facility primarily for capacity. Alliant Energy is currently evaluating its options should the purchased power agreement be terminated by the bankruptcy trustees. While Alliant Energy is unable to provide any assurances at this time, it does not expect the Calpine bankruptcy to have a material adverse impact on its future financial condition or results of operations.

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

Alliant Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management believes that, as of December 31, 2005, its internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has issued an attestation report on management’s assessment of its internal control over financial reporting. That attestation report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ William D. Harvey

William D. Harvey

Chairman, President and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Senior Executive Vice President and Chief Financial Officer

/s/ John E. Kratchmer

John E. Kratchmer

Vice President-Controller and Chief Accounting Officer

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Alliant Energy Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2006

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,320.6	$2,009.0	$1,917.1
Gas	685.1	569.8	566.9
Other	85.6	90.6	104.2
Non-regulated	188.3	135.4	137.8

	3,279.6	2,804.8	2,726.0

Operating expenses:
Utility:
Electric production fuel and purchased power	1,009.3	747.4	730.6
Cost of gas sold	504.6	396.9	396.1
Other operation and maintenance	698.5	707.2	701.8
Non-regulated operation and maintenance	170.0	127.9	128.6
Depreciation and amortization	320.3	316.9	286.8
Taxes other than income taxes	101.0	100.2	88.9

	2,803.7	2,396.5	2,332.8

Operating income	475.9	408.3	393.2

Interest expense and other:
Interest expense	175.8	176.9	205.1
Loss on early extinguishment of debt	54.4	8.9	16.9
Equity income from unconsolidated investments	(59.6)	(34.3)	(17.6)
Asset valuation charges - Brazil investments	334.3	-	-
Allowance for funds used during construction	(10.0)	(18.5)	(20.7)
Preferred dividend requirements of subsidiaries	18.7	18.7	16.9
Interest income and other	(41.2)	(53.0)	(34.7)

	472.4	98.7	165.9

Income from continuing operations before income taxes	3.5	309.6	227.3

Income tax expense (benefit)	(52.9)	91.2	75.6

Income from continuing operations	56.4	218.4	151.7

Income (loss) from discontinued operations, net of tax	(64.1)	(72.9)	37.8

Income (loss) before cumulative effect of changes in accounting principles	(7.7)	145.5	189.5

Cumulative effect of changes in accounting principles, net of tax	-	-	(6.0)

Net income (loss)	($7.7)	$145.5	$183.5

Average number of common shares outstanding (basic) (000s)	116,476	113,274	101,366

Earnings per average common share (basic):
Income from continuing operations	$0.48	$1.93	$1.50
Income (loss) from discontinued operations	(0.55)	(0.65)	0.37
Cumulative effect of changes in accounting principles	-	-	(0.06)

Net income (loss)	($0.07)	$1.28	$1.81

Average number of common shares outstanding (diluted) (000s)	116,793	113,701	101,544

Earnings per average common share (diluted):
Income from continuing operations	$0.48	$1.92	$1.50
Income (loss) from discontinued operations	(0.55)	(0.64)	0.37
Cumulative effect of changes in accounting principles	-	-	(0.06)

Net income (loss)	($0.07)	$1.28	$1.81

Dividends declared per common share	$1.05	$1.0125	$1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,887.3	$5,554.8
Gas plant in service	679.9	649.2
Other plant in service	508.5	526.5
Accumulated depreciation	(2,741.7)	(2,619.1)

Net plant	4,334.0	4,111.4
Construction work in progress	134.3	156.2
Other, less accumulated depreciation (accum. depr.) of $4.1 and $3.4	3.2	4.5

Total utility	4,471.5	4,272.1

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $25.0 and $17.8	280.6	266.2
Other non-regulated investments, less accum. depr. of $38.9 and $37.7	60.6	61.9
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $65.6 and $44.1	53.5	65.1

Total non-regulated and other	394.7	393.2

	4,866.2	4,665.3

Current assets:
Cash and temporary cash investments	205.3	202.4
Restricted cash	19.4	13.2
Accounts receivable:
Customer, less allowance for doubtful accounts of $5.1 and $3.6	171.8	128.0
Unbilled utility revenues	143.7	138.1
Other, less allowance for doubtful accounts of $0.7 and $2.3	70.5	59.4
Production fuel, at average cost	55.7	42.4
Materials and supplies, at average cost	38.0	43.1
Gas stored underground, at average cost	92.1	64.9
Regulatory assets	86.3	61.7
Assets held for sale	802.6	1,301.8
Other	98.0	87.8

	1,783.4	2,142.8

Investments:
Investments in unconsolidated foreign entities	188.6	442.3
Investment in American Transmission Company LLC	152.4	141.5
Other	89.1	182.1

	430.1	765.9

Other assets:
Regulatory assets	349.2	392.9
Deferred charges and other	304.2	308.3

	653.4	701.2

Total assets	$7,733.1	$8,275.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 117,035,793 and 115,741,816 shares	$1.2	$1.2
Additional paid-in capital	1,788.7	1,762.1
Retained earnings	742.3	871.9
Accumulated other comprehensive loss	(84.6)	(67.1)
Shares in deferred compensation trust - 258,214 and 246,572 shares
at an average cost of $27.41 and $27.36 per share	(7.1)	(6.7)

Total common equity	2,440.5	2,561.4

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,914.8	2,289.4

	4,599.1	5,094.6

Current liabilities:
Current maturities	151.7	96.5
Variable rate demand bonds	39.1	39.1
Commercial paper	263.0	83.0
Accounts payable	355.3	264.2
Regulatory liabilities	96.2	27.6
Accrued interest	47.4	45.4
Accrued taxes	115.1	101.3
Liabilities held for sale	328.2	551.3
Other	184.3	138.2

	1,580.3	1,346.6

Other long-term liabilities and deferred credits:
Deferred income taxes	529.3	775.5
Deferred investment tax credits	38.7	44.0
Regulatory liabilities	548.2	610.3
Pension and other benefit obligations	256.7	185.8
Other	176.3	213.6

	1,549.2	1,829.2

Minority interest	4.5	4.8

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$7,733.1	$8,275.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income (loss)	($7.7)	$145.5	$183.5
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	64.1	72.9	(37.8)
Distributions from discontinued operations	47.1	20.2	5.9
Depreciation and amortization	320.3	316.9	286.8
Other amortizations	60.1	65.5	72.4
Deferred tax expense (benefit) and investment tax credits	(61.2)	57.3	60.3
Equity income from unconsolidated investments, net	(59.6)	(34.3)	(17.6)
Distributions from equity method investments	35.8	33.7	22.2
Loss on early extinguishment of debt	54.4	8.9	16.9
Non-cash valuation charges	338.0	2.9	4.6
Other	(4.3)	(30.2)	(24.3)
Other changes in assets and liabilities:
Accounts receivable	(85.5)	(16.2)	(52.1)
Sale of utility accounts receivable	25.0	(101.0)	(26.0)
Income tax receivable	16.5	3.8	75.5
Gas stored underground	(27.2)	(15.6)	(13.2)
Regulatory assets	15.9	(104.2)	(78.9)
Accounts payable	94.5	34.5	1.8
Accrued taxes	13.8	35.3	(34.5)
Regulatory liabilities	(45.5)	(12.9)	1.2
Deferred income taxes	(151.0)	(4.5)	(46.9)
Benefit obligations and other	(43.3)	19.7	38.8

Net cash flows from operating activities	600.2	498.2	438.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(457.2)	(538.6)	(580.8)
Non-regulated businesses	(60.3)	(79.4)	(225.2)
Alliant Energy Corporate Services, Inc. and other	(10.1)	(15.4)	(9.6)
Purchases of emission allowances	(70.7)	--	--
Sales of emission allowances	74.0	--	--
Proceeds from other asset sales	123.6	42.3	522.4
Purchases of securities within nuclear decommissioning trusts	(83.6)	(244.6)	(206.6)
Sales of securities within nuclear decommissioning trusts	151.2	376.4	196.1
Changes in restricted cash within nuclear decommissioning trusts	(21.1)	(146.8)	(3.6)
Capital repayment from discontinued operations	30.0	--	--
Other	35.3	(28.4)	38.5

Net cash flows used for investing activities	(288.9)	(634.5)	(268.8)

Cash flows from (used for) financing activities:
Common stock dividends	(121.9)	(114.0)	(101.3)
Proceeds from issuance of common stock	29.3	115.1	345.6
Proceeds from issuance of preferred stock of subsidiary	--	--	38.7
Proceeds from issuance of long-term debt	255.8	293.6	335.0
Reductions in long-term debt	(571.9)	(109.5)	(367.1)
Net change in commercial paper and other short-term borrowings	180.0	(24.5)	(173.0)
Net change in loans with discontinued operations	(15.6)	32.9	(48.9)
Debt repayment premiums	(50.4)	(8.2)	(15.6)
Other	(13.7)	(26.1)	(23.6)

Net cash flows from (used for) financing activities	(308.4)	159.3	(10.2)

Net increase in cash and temporary cash investments	2.9	23.0	159.6
Cash and temporary cash investments at beginning of period	202.4	179.4	19.8

Cash and temporary cash investments at end of period	$205.3	$202.4	$179.4

Discontinued Operations:
Net cash flows from (used for) operating activities	($34.8)	$43.1	$28.0
Net cash flows used for investing activities	(27.1)	(7.6)	(25.3)
Net cash flows from (used for) financing activities	10.4	(36.2)	1.0

Net increase (decrease) in cash and temporary cash investments	(51.5)	(0.7)	3.7
Cash and temporary cash investments classified as held for sale at beginning of period	62.2	62.9	59.2

Cash and temporary cash investments classifed as held for sale at end of period	$10.7	$62.2	$62.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004

	(in millions)

Common equity (Refer to Consolidated Balance Sheets)	$2,440.5	$2,561.4

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243.8	243.8

Long-term debt, net:
Utility:
First Mortgage Bonds:
8%, due 2007	25.0	25.0
3.8% variable rate at Dec. 31, 2005, due 2014	8.5	8.5
3.7% to 3.88% variable rates at Dec. 31, 2005, due 2015	30.6	30.6
7.6%, matured in 2005	-	72.0
2.5% variable rate at Dec. 31, 2004, matured in 2005	-	16.0

	64.1	152.1
Collateral Trust Bonds:
7.25%, due 2006	60.0	60.0
6.875%, due 2007	55.0	55.0
6%, due 2008	50.0	50.0
5.5% to 7%, retired early in 2005	-	69.4

	165.0	234.4
Other:
Debentures, 7%, due 2007	105.0	105.0
Pollution control revenue bonds, 3.5% to 6.25% fixed/variable rates at Dec. 31, 2005,
due 2008 to 2023	54.9	45.9
Debentures, 5.7%, due 2008	60.0	60.0
Senior debentures, 6.625%, due 2009	135.0	135.0
Debentures, 7.625%, due 2010	100.0	100.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 5.5%, due 2025	50.0	-
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	125.0
Debentures, 6.25%, due 2034	100.0	100.0

	1,129.9	1,070.9

Total utility, gross	1,359.0	1,457.4
Less:
Current maturities	(60.0)	(90.7)
Variable rate demand bonds	(39.1)	(39.1)
Unamortized debt discount, net	(2.3)	(3.0)

Total domestic utility, net	1,257.6	1,324.6

Non-regulated and other:
Alliant Energy Neenah, LLC credit facility, 6.03% at Dec. 31, 2005, due 2006 to 2010	43.8	49.5
Alliant Energy New Zealand Ltd. non-recourse redeemable preference shares
(NZ$100 denomination), 6.765%, due 2007	68.3	71.8
Alliant Energy New Zealand Ltd. non-recourse redeemable preference shares
(NZ$140 denomination), 6.844%, due 2008	95.6	-
Alliant Energy Corporate Services, Inc. senior notes, 4.55%, due 2008	75.0	75.0
Alliant Energy Resources, Inc. senior notes, 7%, due 2011, partially retired early in 2005	83.0	258.0
Alliant Energy Resources, Inc. senior notes, 9.75%, due 2013	275.0	275.0
Sheboygan Power, LLC non-recourse senior notes, 5.06%, due 2006 to 2024	69.7	-
Alliant Energy Resources, Inc. exchangeable senior notes, 2.5%, due 2030	402.5	402.5
Alliant Energy Resources, Inc. senior notes, 7.375%, retired early in 2005	-	204.0
Other, 1% to 6%, due 2006 to 2033	3.4	3.6

Total non-regulated and other, gross	1,116.3	1,339.4

Less:
Current maturities	(91.7)	(5.8)
Unamortized debt discount, net	(367.4)	(368.8)

Total non-regulated and other, net	657.2	964.8

Total long-term debt, net	1,914.8	2,289.4

Total capitalization	$4,599.1	$5,094.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in millions)
2003:
Beginning balance (a)	$0.9	$1,293.9	$758.2	($209.9)	($6.9)	$1,836.2
Net income			183.5			183.5
Unrealized holding gains on securities, net of tax of $6.5				11.2		11.2
Less: reclassification adjustment for gains
included in net income, net of tax of $1.4				2.4		2.4

Net unrealized gains on securities				8.8		8.8

Foreign currency translation adjustments, net of tax of ($6.8)				88.9		88.9
Less: reclassification adjustment for gains
included in net income, net of tax of $4.3				5.3		5.3

Net foreign currency translation adjustments				83.6		83.6

Minimum pension liability adjustments, net of tax of $4.3				6.3		6.3

Unrealized holding losses on derivatives, net of tax of ($0.9)				(1.7)		(1.7)
Less: reclassification adjustment for losses
included in net income, net of tax of ($3.8)				(6.5)		(6.5)

Net unrealized gains on qualifying derivatives				4.8		4.8

Total comprehensive income						287.0
Common stock dividends			(101.3)			(101.3)
Common stock issued and other	0.2	349.7			(0.5)	349.4

Ending balance	1.1	1,643.6	840.4	(106.4)	(7.4)	2,371.3

2004:
Net income			145.5			145.5
Unrealized holding gains on securities, net of tax of $5.8				9.7		9.7
Less: reclassification adjustment for gains
included in net income, net of tax of $6.6				10.6		10.6

Net unrealized losses on securities				(0.9)		(0.9)

Foreign currency translation adjustments, net of tax of $5.2				24.7		24.7

Minimum pension liability adjustments, net of tax of $10.1				15.6		15.6

Unrealized holding gains on derivatives, net of tax of $0.2				0.3		0.3
Less: reclassification adjustment for gains
included in net income, net of tax of $0.3				0.4		0.4

Net unrealized losses on qualifying derivatives				(0.1)		(0.1)

Total comprehensive income						184.8
Common stock dividends			(114.0)			(114.0)
Common stock issued and other	0.1	118.5			0.7	119.3

Ending balance	1.2	1,762.1	871.9	(67.1)	(6.7)	2,561.4

2005:
Net loss			(7.7)			(7.7)
Unrealized holding gains on securities, net of tax of $1.9				0.4		0.4
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.2)				(0.4)		(0.4)

Net unrealized gains on securities				0.8		0.8

Foreign currency translation adjustments, net of tax of $33.6				11.7		11.7
Less: reclassification adjustment for gains
included in net loss, net of tax of $1.4				2.0		2.0

Net foreign currency translation adjustments				9.7		9.7

Minimum pension liability adjustments, net of tax of ($16.6)				(29.5)		(29.5)

Unrealized holding gains on derivatives, net of tax of $0.5				1.0		1.0
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.4)				(0.5)		(0.5)

Net unrealized gains on qualifying derivatives				1.5		1.5

Total comprehensive loss						(25.2)
Common stock dividends			(121.9)			(121.9)
Common stock issued and other		26.6			(0.4)	26.2

Ending balance	$1.2	$1,788.7	$742.3	($84.6)	($7.1)	$2,440.5

(a)	Accumulated other comprehensive loss at Jan. 1, 2003 consisted of $4.1 of net unrealized gains on securities, ($164.6) of foreign currency translation adjustments, ($43.6) of minimum pension liability adjustments and ($5.8) of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of Alliant Energy Corporation (Alliant Energy) and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). IPL and WPL are utility subsidiaries that are engaged principally in the generation, transmission (IPL only), distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in Iowa, Wisconsin, Minnesota as well as the utility operations of Illinois properties that Alliant Energy is divesting. Resources (through its numerous direct and indirect subsidiaries) is comprised of Non-regulated Generation, International and other non-regulated investments. Non-regulated Generation manages Alliant Energy’s non-regulated electric generating facilities and currently owns: a 309 megawatt (MW), non-regulated, tolled (through May 2008), natural gas-fired power plant in Neenah, Wisconsin; the 300 MW simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin that WPL leases; several standby generators in Iowa; and a steam turbine. International holds investments involved in energy generation, delivery and infrastructure in New Zealand as well as the remaining generating facilities in China that Alliant Energy is divesting. Refer to Note 9 for information on Alliant Energy’s sale of all its investments in Brazil in January 2006. Other non-regulated investments include investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a master-planned resort community (Laguna del Mar) in Mexico and two gas gathering pipeline systems that Alliant Energy is divesting. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries. Refer to Note 16 for information on various businesses reported as discontinued operations and assets and liabilities held for sale in Alliant Energy’s Consolidated Financial Statements.

The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated are made at prices that approximate market value and the associated costs are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified on a basis consistent with the current year presentation. Most reclassifications relate to the reporting of discontinued operations and assets and liabilities held for sale pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

Unconsolidated investments for which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. These investments are stated at acquisition cost, increased or decreased for Alliant Energy’s equity in net income or loss, which is included in “Equity income from unconsolidated investments” in the Consolidated Statements of Income, and decreased for any dividends received. These investments are also increased or decreased for Alliant Energy’s proportionate share of the investee’s other comprehensive income (loss), which is included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

(b) Regulation - Alliant Energy, IPL and WPL are subject to regulation by the Securities and Exchange Commission, FERC, state regulatory commissions and the U.S. Environmental Protection Agency (EPA). Resources is subject to regulation by the New Zealand Electricity Commission for its New Zealand investments. Alliant Energy and its subsidiaries are also subject to regulation by various other federal, state and local agencies.

(c) Regulatory Assets and Liabilities - Alliant Energy is subject to the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Tax-related (Note 1(d))	$124.6	$251.1	$110.6	$230.9	$14.0	$20.2
Environmental-related (Note 11(e))	45.9	49.3	36.9	36.4	9.0	12.9
Minimum pension liability (Note 6(a))	45.9	39.4	--	--	45.9	39.4
Asset retirement obligations (Note 19)	32.5	0.9	21.8	--	10.7	0.9
Energy conservation program costs	27.5	36.1	18.2	21.8	9.3	14.3
Derivatives (Note 10(a))	27.2	10.6	6.7	3.9	20.5	6.7
Debt redemption costs	24.3	22.8	15.2	13.2	9.1	9.6
Kewaunee Nuclear Power Plant
(Kewaunee) outage in 2005	19.4	--	--	--	19.4	--
Fuel cost recovery (Note 1(i))	18.3	4.6	18.3	4.1	--	0.5
Kewaunee sale (Note 17)	16.1	1.5	--	--	16.1	1.5
Excess allowance for funds used during
construction (AFUDC) (Note 1(g))	12.4	11.9	--	--	12.4	11.9
Coal delivery disruptions	12.3	--	--	--	12.3	--
Other	29.1	26.4	6.2	9.0	22.9	17.4
	$435.5	$454.6	$233.9	$319.3	$201.6	$135.3

A portion of the regulatory assets in the previous table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners. At Dec. 31, 2005 and 2004, the regulatory assets that were not earning returns were as follows (in millions):

	IPL		WPL
	2005	2004	2005	2004
Regulatory assets not earning returns	$21	$22	$8	$11
Weighted average remaining life (in years)	15	14	5	4

Asset Retirement Obligations - Alliant Energy believes it is probable that any differences between expenses for legal asset retirement obligations (AROs) calculated under SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143) and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS 143” (FIN 47), and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

Kewaunee Outage in 2005 - WPL received approval from the Public Service Commission of Wisconsin (PSCW) to defer, beginning April 15, 2005, incremental fuel-related costs associated with the extension of an unplanned outage at Kewaunee, which occurred from February 2005 to early July 2005. The PSCW also approved the deferral of incremental operation and maintenance costs related to the unplanned outage.

Kewaunee Sale - WPL has received approval from the PSCW to defer all gains, losses, and transaction costs associated with the sale of Kewaunee. In July 2005, WPL completed the sale of its interest in Kewaunee and recognized a loss (excluding the benefits of the non-qualified decommissioning trust assets discussed in “Regulatory Liabilities”), including transaction costs, of $16 million from the sale. In December 2005, the PSCW issued a final order associated with Wisconsin Public Service Corporation’s (WPSC’s) 2006 base rate case, which only allowed WPSC recovery from its customers of 50% of the loss it recognized on the sale of its interest in Kewaunee. WPL will be seeking full recovery of the loss associated with the sale of its interest in Kewaunee in its next base rate case.

Coal Delivery Disruptions - WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions. The coal delivery disruptions were caused by railroad train derailments in Wyoming that caused damage to heavily-used joint railroad lines that supply coal to numerous generating facilities in the U.S., including facilities owned by WPL.

Alliant Energy periodically assesses whether its regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. Alliant Energy records charges against those regulatory assets that are no longer probable of future recovery. At Dec. 31, 2005, Alliant Energy and WPL recorded regulatory asset charges of $9 million primarily related to the uncertainty regarding the level of recovery of WPL’s loss on the sale of its interest in Kewaunee. These charges are reflected as a reduction to regulatory assets in the “Other” line in the above table. While Alliant Energy feels its remaining regulatory assets are probable of future recovery, no assurance can be made that Alliant Energy will recover these regulatory assets in future rates.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Cost of removal obligations	$452.7	$497.8	$304.7	$293.4	$148.0	$204.4
Emission allowances (Note 14)	29.1	0.9	27.5	--	1.6	0.9
Kewaunee decommissioning trust
assets (Note 17)	70.6	--	--	--	70.6	--
Tax-related (Note 1(d))	36.1	110.3	18.1	93.3	18.0	17.0
Derivatives (Note 10(a))	29.1	5.3	12.0	0.6	17.1	4.7
Gas performance incentive (Note 1(i)
and Note 2)	12.0	15.1	--	--	12.0	15.1
Other	14.8	8.5	4.0	5.3	10.8	3.2
	$644.4	$637.9	$366.3	$392.6	$278.1	$245.3

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in Alliant Energy’s rate proceedings.

Cost of Removal Obligations - Alliant Energy collects in rates future removal costs for many assets that do not have an associated legal ARO. Alliant Energy records a regulatory liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities.

Emission Allowances - In December 2005, IPL purchased and sold sulfur dioxide (SO2) emission allowances and received net proceeds from these transactions of $3 million. In December 2005, the Iowa Utilities Board (IUB) authorized IPL to refund the $3 million of net proceeds to IPL’s customers through the energy adjustment clause and by making donations to community action agencies in 2006. IPL recorded a regulatory liability of $27 million for the portion of the gain on sale of SO2 emission allowances that will offset amortization expense of the related intangible asset in the periods when the acquired SO2 emission allowances are utilized. Refer to Note 14 for additional information on the related intangible asset.

Kewaunee Decommissioning Trust Assets - WPL received approval from the PSCW to return the retail portion of the Kewaunee-related non-qualified decommissioning trust assets to customers over a two-year period through reduced rates that were effective beginning in July 2005. The regulatory liability in the above table also includes the wholesale portion of the trust assets, which refund is being addressed in WPL’s current wholesale rate case.

Tax-related - In 2002, IPL filed with the Internal Revenue Service (IRS) for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. This change would create a significant current tax benefit that has not been reflected in IPL’s results of operations pending a decision from the IUB on the required rate making treatment of the benefit. In its April 2003 order, the IUB approved IPL’s proposed accounting treatment to defer the tax savings as a regulatory liability resulting from the change of accounting method until the IRS audit on this issue is complete. The rate making impact will be addressed once the issue is resolved with the IRS. In 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. As a result, IPL eliminated the regulatory liability associated with the anticipated tax savings and increased its current and deferred tax liabilities associated with the mixed service cost deduction. IPL made an advance payment of $42 million to the IRS in October 2005 to mitigate any interest expense it may incur should its deductions not prevail with the IRS.

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

(e) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2005	2004	2003
Basic EPS calculation	116,476	113,274	101,366
Effect of dilutive securities	317	427	178
Diluted EPS calculation	116,793	113,701	101,544

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2005	2004	2003
Options to purchase shares of common stock	2,506,090	3,309,468	3,799,938
Weighted average exercise price of options excluded	$29.68	$29.36	$28.68

(f) Temporary Cash Investments and Restricted Cash - Temporary cash investments are stated at cost, which approximates market value, and are considered cash equivalents for the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These investments consist of short-term liquid investments that have maturities of less than 90 days. At Dec. 31, 2005 and 2004, short-term restricted cash primarily related to dividend requirements of non-recourse redeemable preference shares issued by Resources’ wholly-owned New Zealand subsidiary and deposits with trustees. At Dec. 31, 2005 and 2004, Alliant Energy also had $6.2 million and $7.3 million, respectively, of long-term restricted cash primarily related to borrowing requirements for the acquisition and maintenance of Resources’ 309 MW power plant in Neenah, Wisconsin.

(g) Property, Plant and Equipment - Utility plant (other than acquisition adjustments) is recorded at original cost, which includes overhead, administrative costs and AFUDC. At Dec. 31, 2005 and 2004, IPL had $18 million and $20 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($4.1 million and $4.3 million, respectively, of such balances are currently being recovered in IPL’s rates). Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs reduce the regulatory liability previously established. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2005	2004	2003
IPL	7.8%	7.3%	7.9%
WPL (PSCW formula - retail jurisdiction)	15.1%	15.2%	14.8%
WPL (FERC formula - wholesale jurisdiction)	6.7%	12.5%	9.5%

WPL records a regulatory asset for all retail jurisdiction construction projects equal to the difference between the AFUDC calculated in accordance with PSCW guidelines and the AFUDC authorized by FERC and amortizes the regulatory asset at a composite rate and time frame established during each rate case. The amount of AFUDC generated by equity and debt was as follows (in millions):

	Alliant Energy			IPL			WPL
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Equity	$6.4	$13.2	$13.5	$3.7	$9.5	$10.6	$2.7	$3.7	$2.9
Debt	3.6	5.3	7.2	3.0	4.5	6.1	0.6	0.8	1.1
	$10.0	$18.5	$20.7	$6.7	$14.0	$16.7	$3.3	$4.5	$4.0

Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Distribution	$2,596.2	$2,419.0	$1,453.1	$1,368.6	$1,143.1	$1,050.4
Generation	2,396.1	2,281.7	1,555.8	1,487.8	840.3	793.9
Transmission	653.8	629.2	653.8	629.2	--	--
Other	241.2	224.9	177.5	163.8	63.7	61.1
	$5,887.3	$5,554.8	$3,840.2	$3,649.4	$2,047.1	$1,905.4

IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IPL			WPL
	2005	2004	2003	2005	2004	2003
Electric	3.5%	3.5%	3.3%	3.6%	3.5%	3.7%
Gas	2.6%	2.7%	2.7%	3.8%	4.0%	4.0%

Non-regulated property, plant and equipment is recorded at cost and the majority is related to the Neenah plant and SFEF within Alliant Energy’s Non-regulated Generation business, which are depreciated using the straight-line method over periods ranging from 30 to 35 years. The remainder is depreciated using the straight-line method over periods ranging from 5 to 30 years. Upon retirement or sale of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. Alliant Energy capitalized interest of $3.4 million and $5.4 million in 2005 and 2004, respectively, related to SFEF.

(h) Operating Revenues - Revenues from IPL and WPL are primarily from electric and natural gas sales and deliveries and are recorded under the accrual method of accounting and recognized upon delivery. Revenues from Alliant Energy’s non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Certain non-regulated businesses, including WindConnect™ and Alliant Energy’s environmental engineering and site remediation business, also account for the revenues of certain contracts on the percentage of completion method. Alliant Energy accrues revenues for services rendered but unbilled at month-end. Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. The revenues do not include the collection of the aforementioned taxes.

(i) Utility Fuel Cost Recovery - IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in the Consolidated Statements of Income. The cumulative effects are reflected on the Consolidated Balance Sheets as a current regulatory asset or liability, until they are automatically reflected in future billings to customers. Recovery of capacity-related charges associated with IPL’s purchased power costs are recovered from electric customers through changes in base rates.

WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future fuel and purchased energy costs anticipated during the test year. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine rates. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test year period, WPL and/or other parties can request, and the PSCW can authorize an adjustment to future retail electric rates. The PSCW may authorize an interim rate increase, however if the final rate increase is less than the interim rate increase, WPL would refund the excess collection to customers at the current authorized return on equity rate. Recovery of capacity-related charges associated with WPL’s purchased power costs and network transmission charges are recovered from electric customers through changes in base rates. WPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index. Also, WPL has a gas performance incentive which includes a sharing mechanism whereby 50% of all gains and losses relative to current commodity prices, as well as other benchmarks, are retained by WPL, with the remainder refunded to or recovered from customers.

(j) Generating Facility Outages - The IUB allowed IPL to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at the Duane Arnold Energy Center (DAEC). These costs included incremental internal labor costs, contractor labor and materials directly related to activities performed during the outage. As these revenues were collected, an equivalent amount was charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve was reversed to offset the refueling outage expenditures. IPL sold its interest in DAEC in January 2006. Operating expenses incurred during refueling outages at Kewaunee were expensed by WPL as incurred. The maintenance costs incurred during outages for Alliant Energy’s various other generating facilities are also expensed as incurred.

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

(l) Derivative Financial Instruments - Alliant Energy uses derivative financial instruments to hedge exposures to fluctuations in interest rates, certain commodity prices and volatility in a portion of electric and natural gas sales volumes due to weather. Alliant Energy does not use such instruments for speculative purposes. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated and qualify as hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. A number of Alliant Energy’s derivative transactions are in its utility business and based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of such derivatives generally have no impact on Alliant Energy’s results of operations, as they are generally reported as changes in regulatory assets and liabilities. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are not accounted for as derivative instruments. Refer to Notes 10 and 11(f) for further discussion of Alliant Energy’s derivative financial instruments and related credit risk, respectively.

(m) Accounting for Stock-Based Compensation - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). No stock-based compensation cost is reflected in net income in Alliant Energy’s Consolidated Statements of Income for stock options, as all options granted under those plans had an exercise price equal to the quoted market price of the underlying common stock on the date of grant. The effect on net income (loss) and EPS if Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), to awards issued under these plans was as follows (dollars in millions):

	2005	2004	2003
Net income (loss), as reported	($7.7)	$145.5	$183.5
Add: stock-based employee compensation expense
included in reported net income (loss), net
of related tax effects	1.8	2.1	2.5
Less: stock-based employee compensation expense
determined under the fair value-based method
for all awards, net of related tax effects	2.2	3.8	4.5
Pro forma net income (loss)	($8.1)	$143.8	$181.5

EPS (basic):
As reported	($0.07)	$1.28	$1.81
Pro forma	($0.07)	$1.27	$1.79

EPS (diluted):
As reported	($0.07)	$1.28	$1.81
Pro forma	($0.07)	$1.26	$1.79

In 2004, the FASB issued revised SFAS 123 guidance, “Share-Based Payment” (SFAS 123(R)), which requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Alliant Energy adopted SFAS 123(R) on Jan. 1, 2006 using the modified prospective transition method. The impacts of adoption on its financial condition and results of operations were not material given its limited use of stock options historically and its decision to discontinue using them entirely effective Jan. 1, 2005. Refer to Note 6(b) for further discussion.

(n) Pension Plan - For the defined benefit pension plan sponsored by Corporate Services, Alliant Energy allocates pension costs and contributions to IPL, WPL, Resources and the parent company based on labor costs of plan participants and any additional minimum pension liability based on each group’s funded status.

(o) Asset Valuations - Long-lived assets to be held and used, excluding regulatory assets, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. The fair value is determined by the use of quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows.

Long-lived assets held for sale are reviewed for possible impairment each reporting period and impairment charges are recorded if the carrying value of such asset exceeds the estimated fair value less cost to sell. The fair value is determined by the use of bid information from potential buyers, quoted market prices, appraisals, or the use of other valuation techniques such as expected discounted future cash flows.

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

(p) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2005	2004	2003
Interest income:
From loans to discontinued operations	($20.1)	($27.6)	($27.9)
Other	(15.7)	(7.5)	(5.8)
Valuation charges	1.5	1.4	2.2
Gain on sale of Whiting Petroleum Corporation (WPC) stock	--	(14.2)	--
Gains on other asset sales, net	(2.1)	(5.6)	(5.7)
Currency transaction gains, net	(3.2)	(1.4)	(0.9)
Other	(1.6)	1.9	3.4
	($41.2)	($53.0)	($34.7)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Consolidated Statements of Cash Flows was as follows (in millions):

	2005	2004	2003
Cash paid during the period for:
Interest, net of capitalized interest	$182.0	$176.7	$196.6
Income taxes, net of refunds	82.7	33.2	16.3
Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	--	--	127.6
Debt assumed by buyer of affordable housing business	--	--	88.0
Capital lease obligations incurred	5.9	17.7	14.8

(q) Operating Leases - Alliant Energy has certain purchased power agreements that are accounted for as operating leases. Costs associated with these agreements are included in “Electric production fuel and purchased power” in Alliant Energy’s Consolidated Statements of Income based on monthly payments for these agreements. Monthly capacity payments related to one of these agreements is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the plant.

(r) Emission Allowances - Emission allowances are granted by the EPA to sources of pollution that allow the release of a prescribed amount of pollution each year. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used in accordance with SFAS 144. Emission allowances granted by the EPA are valued at a zero-cost basis. Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period.

(s) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations separate from cash flows from discontinued operations on its Consolidated Statements of Cash Flows. For continuing operations, Alliant Energy classifies distributions received from discontinued operations as an operating activity to the extent of previous earnings and the excess as an investing activity. Alliant Energy classifies the net change in loans with discontinued operations as a financing activity. In presenting discontinued operations cash flows, Alliant Energy classifies intercompany cash flows in the same activity category that the cash flows are classified in continuing operations. Refer to Note 16 for additional details of cash flows from discontinued operations.

(t) New Accounting Pronouncements - Refer to Notes 1(m) and 19 for discussion of SFAS 123(R) and FIN 47, respectively.

(2) UTILITY RATE MATTERS

In December 2005, WPL received approval from the PSCW to begin refunding approximately $13 million to its natural gas customers for the customers’ portion of gains realized from its gas performance incentive program for the period from November 2004 to October 2005. Approximately 80%, or $10 million, of the total expected refund amount was refunded to customers in December 2005 and January 2006. The remainder of the refund will be completed in 2006 after the PSCW completes its audit of the refund amount. At Dec. 31, 2005, WPL reserved for all amounts related to these refunds. Refer to Note 1(i) for further discussion of WPL’s fuel cost recovery and Note 1(c) for discussion of various other rate matters.

(3) LEASES

(a) Operating Leases - Alliant Energy has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. Alliant Energy’s most significant operating leases relate to certain purchased power agreements. These purchased power agreements contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual megawatt-hours (MWh)) of the respective agreements. Rental expenses associated with Alliant Energy’s operating leases were as follows (in millions):

	2005	2004	2003
Operating lease rental expenses (excluding contingent rentals)	$107	$77	$38
Contingent rentals related to certain purchased power agreements	28	33	26
Other contingent rentals	2	4	4
	$137	$114	$68

At Dec. 31, 2005, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases:
Certain purchased power agreements	$77	$78	$71	$62	$56	$131	$475
Synthetic leases	26	51	4	7	10	8	106
Other	10	9	8	7	5	21	60
Total operating leases	$113	$138	$83	$76	$71	$160	$641

The purchased power agreements meeting the criteria as operating leases are such that, over the contract term, Alliant Energy has exclusive rights to all or a substantial portion of the output from a specific generating facility. The purchased power agreements total in the above table includes $403 million and $55 million related to the Riverside plant and RockGen plant purchased power agreements, respectively. Alliant Energy’s agreements with Calpine Corporation (Calpine) subsidiaries related to the RockGen plant and the Riverside plant provide Alliant Energy the option to purchase these two facilities in 2009 and 2013, respectively. Refer to Note 20 for additional information concerning the impacts of FIN 46R, “Consolidation of Variable Interest Entities” (FIN 46R), on these two agreements.

The synthetic leases in the above table relate to the financing of certain corporate headquarters, aircraft, utility railcars and a utility radio dispatch system. The entities that lease these assets to Alliant Energy do not meet the consolidation requirements per FIN 46R and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of its synthetic leases which total $67 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 10 years. Residual value guarantee amounts have been included in the above table.

(b) Capital Leases - At Dec. 31, 2005 and 2004, IPL had a capital lease covering its 70% undivided interest in nuclear fuel purchased for DAEC. In January 2006, IPL completed the sale of its interest in DAEC and related nuclear fuel to a subsidiary of FPL Energy Group, Inc. and retired its capital lease obligation covering the nuclear fuel. Refer to Note 18 for additional details regarding the sale of DAEC. Annual nuclear fuel lease expenses (included in “Electric production fuel and purchased power” in the Consolidated Statements of Income) for 2005, 2004 and 2003 were $15 million, $16 million and $13 million, respectively. At Dec. 31, 2005, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

								Less:	Present value
								amount	of net
								repre-	minimum
						There		senting	capital lease
	2006	2007	2008	2009	2010	-after	Total	interest	payments
Capital leases:
Nuclear fuel (IPL)	$40	$--	$--	$--	$--	$--	$40	$--	$40
Other	1	--	--	--	--	1	2	1	1
Total capital leases	$41	$--	$--	$--	$--	$1	$42	$1	$41

At Dec. 31, 2005 and 2004 Alliant Energy’s gross assets under its capital leases and the related accumulated amortization were as follows (in millions):

	2005		2004
	Gross Assets	Accumulated	Gross Assets	Accumulated
	Under Lease	Amortization	Under Lease	Amortization
Capital leases:
Nuclear fuel (IPL)	$99	$59	$93	$45
Office building (IPL) (a)	--	--	16	1
Other	2	1	1	1
	$101	$60	$110	$47

(a)	In the fourth quarter 2005, IPL purchased this office building under the terms of its capital lease.

(4) SALES OF ACCOUNTS RECEIVABLE

IPL participates in a utility customer accounts receivable sale program whereby it may sell up to a maximum amount of $125 million of its accounts receivable to a third-party financial institution on a limited recourse basis through wholly-owned and consolidated special purpose entities. Corporate Services acts as a collection agent for the buyer and receives a fee for collection services. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. Collections on sold receivables are used to purchase additional receivables. The agreement expires in April 2006. IPL is evaluating whether or not it will continue to sell receivables beyond the expiration date of this agreement. IPL accounts for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The entity that purchases the receivables does not require consolidation per the guidelines of FIN 46R. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables. In March 2004, WPL discontinued its participation in the utility customer accounts receivable sales program.

At Dec. 31, 2005 and 2004, IPL had sold $100 million and $75 million of utility customer accounts receivable, respectively. In 2005, 2004 and 2003, Alliant Energy received $1.1 billion (all at IPL), $1.0 billion ($1.0 billion at IPL and $30 million at WPL) and $1.8 billion ($1.0 billion at IPL and $0.8 billion at WPL), respectively, in aggregate proceeds from the sale of accounts receivable. IPL and WPL used proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in their capital structures, take advantage of favorable short-term rates and finance a portion of their long-term cash needs. Alliant Energy incurred costs associated with these sales of $3.3 million (all at IPL), $1.7 million ($1.5 million at IPL and $0.2 million at WPL) and $2.6 million ($1.4 million at IPL and $1.2 million at WPL) in 2005, 2004 and 2003, respectively.

(5) INCOME TAXES

The components of “Income tax expense (benefit)” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2005	2004	2003
Current tax expense (benefit):
Federal	$23.5	$36.8	$22.0
State	10.8	20.2	16.4
Nonconventional fuel credits	(14.4)	(6.9)	(9.7)
Deferred tax expense (benefit):
Federal	(47.7)	69.1	64.5
State	(8.7)	(6.7)	0.9
Nonconventional fuel credits	(7.0)	(17.9)	(12.9)
Foreign tax expense	1.1	2.5	2.3
Research and development tax credits	(4.8)	(0.7)	(1.1)
Amortization of investment tax credits	(4.8)	(5.1)	(5.1)
Other tax credits	(0.9)	(0.1)	(1.7)
	($52.9)	$91.2	$75.6

In 2005, Alliant Energy recorded $132 million of tax benefits on non-cash valuation charges related to its Brazil investments, which are reflected in the “Deferred tax expense (benefit)” lines in the above table. Substantially all of the nonconventional fuel credits in the above table related to Alliant Energy’s synthetic fuel investment which was sold in the fourth quarter of 2005.

Included in “Cumulative effect of changes in accounting principles, net of tax” in the Consolidated Statements of Income for 2003 were income tax benefits of $3.8 million related to the adoption of Emerging Issues Task Force Issue (EITF) 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), and SFAS 143 by Alliant Energy on Jan. 1, 2003. Refer to Note 16 for discussion of taxes associated with Alliant Energy’s discontinued operations.

Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted to reflect state apportionment benefits net of federal tax and the fact that regulations prohibited the retention of tax benefits at the parent level through 2005. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

The income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes and preferred dividend requirements of subsidiaries (dollars in millions).

	2005		2004		2003
	Tax		Tax		Tax
	Expense		Expense		Expense
	(Benefit)	Rate	(Benefit)	Rate	(Benefit)	Rate
Statutory federal income tax	$7.8	35.0%	$114.9	35.0%	$85.5	35.0%
Effect of rate making on property related
differences	2.3	10.4	3.4	1.0	9.9	4.1
Foreign operations	1.7	7.7	1.9	0.6	(0.8)	(0.3)
State income taxes, net of federal benefits	(1.5)	(6.8)	9.8	3.0	10.3	4.2
Amortization of investment tax credits	(4.8)	(21.6)	(5.1)	(1.6)	(5.1)	(2.1)
Research and development tax credits	(4.8)	(21.6)	(0.7)	(0.2)	(1.1)	(0.4)
Adjustment of prior period taxes	(9.9)	(44.6)	(4.4)	(1.3)	(1.4)	(0.6)
Reversal of capital loss valuation
allowances	(13.4)	(60.4)	--	--	--	--
Nonconventional fuel credits	(21.4)	(96.4)	(24.8)	(7.6)	(22.6)	(9.3)
Other items, net	(8.9)	(40.0)	(3.8)	(1.1)	0.9	0.4
Overall income tax	($52.9)	(238.3%)	$91.2	27.8%	$75.6	31.0%

In 2005, Alliant Energy recorded $7.4 million of income tax benefits related to the impact of issues resolved in a federal income tax audit, which are reflected in “Adjustment of prior period taxes” in the above table. In 2005, Alliant Energy recorded the reversal of approximately $13 million of deferred tax asset valuation allowances originally recorded prior to 2005 related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration. Alliant Energy also reduced “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet by $25 million during 2005 as a result of reversing previously recorded deferred tax asset valuation allowances related to foreign currency translation losses that are subject to capital loss carryover limitations. Based on additional information that became available in 2005, Alliant Energy currently believes it will generate sufficient capital gains in the future to utilize the tax benefits of all of its federal capital losses, resulting in the reversal of these deferred tax asset valuation allowances. In 2005, Alliant Energy also reversed $4.5 million of deferred tax asset valuation allowances related to certain state net operating losses that Alliant Energy now anticipates it will be able to utilize prior to expiration.

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2005			2004
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net

Property	($26.7)	$718.1	$691.4	($30.4)	$768.5	$738.1
Exchangeable senior notes	--	140.6	140.6	--	189.0	189.0
Investment in American Transmission
Co. LLC (ATC)	--	43.7	43.7	--	14.0	14.0
Mixed service costs	--	--	--	(30.0)	--	(30.0)
Emission allowances	(15.3)	--	(15.3)	(0.5)	--	(0.5)
Investment in China	(25.3)	--	(25.3)	(2.3)	--	(2.3)
Regulatory liability - decommissioning	(28.3)	--	(28.3)	--	--	--
Decommissioning	(30.4)	--	(30.4)	(39.9)	--	(39.9)
Net operating losses carryforward	(38.7)	--	(38.7)	(34.9)	--	(34.9)
Pension and other benefit obligations	(50.1)	--	(50.1)	(30.0)	--	(30.0)
Investment in Brazil	(57.3)	--	(57.3)	--	3.7	3.7
Federal credit carryforward	(65.0)	--	(65.0)	(64.9)	--	(64.9)
Capital losses carryforward	(84.5)	--	(84.5)	(50.1)	--	(50.1)
Other	(94.3)	91.1	(3.2)	(19.3)	29.6	10.3
Subtotal	(515.9)	993.5	477.6	(302.3)	1,004.8	702.5
Valuation allowances	47.8	--	47.8	61.5	--	61.5
	($468.1)	$993.5	$525.4	($240.8)	$1,004.8	$764.0

	2005	2004
Other current assets	($12.2)	($11.5)
Other current liabilities	8.3	--
Deferred income taxes	529.3	775.5
Total deferred tax (assets) and liabilities	$525.4	$764.0

At Dec. 31, 2005, Alliant Energy had the following tax carryforwards: alternative minimum tax credits of $46.0 million, federal capital losses of $138.4 million, state capital losses of $631.9, net operating losses (primarily state) of $665.1 million, and general business credits of $19.0 million. The alternative minimum tax credit carryforwards can be carried forward indefinitely. The majority of the capital loss carryforwards expire in 2007. The net operating loss carryforwards have expiration dates ranging from 2006 to 2025 with 86% expiring after 2015. The general business credit carryforwards have expiration dates ranging from 2022 to 2025. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy has established valuation allowances of $47.8 million and $61.5 million as of Dec. 31, 2005 and 2004, respectively.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2005	2004	2003
U.S. sources	$288.5	$279.8	$204.6
Foreign sources	(285.0)	29.8	22.7
Income from continuing operations before income taxes	$3.5	$309.6	$227.3

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement date of Sep. 30 were as follows (N/A=Not Applicable):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate for benefit obligations	5.5%	6%	6%	5.5%	6%	6%
Discount rate for net periodic cost	6%	6%	6.75%	6%	6%	6.75%
Expected return on plan assets	9%	9%	9%	9%	9%	9%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	9%	10%	9.5%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

The expected return on plan assets is determined by analysis of forecasted asset class returns as well as actual returns for the plan over the past 10 years. An adjustment to the returns to account for active management of the assets is also made in the analysis. The obligations are viewed as long-term commitments. A long-term approach is also used when determining the expected rate of return on assets, which is reviewed on an annual basis. Alliant Energy reduced its expected return on plan assets to 8.5% for the 2006 net periodic cost.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$20.0	$19.0	$15.8	$11.7	$10.3	$7.6
Interest cost	47.4	43.7	43.6	16.0	14.0	14.7
Expected return on plan assets	(54.6)	(46.8)	(40.6)	(7.0)	(6.5)	(5.4)
Amortization of (*):
Transition obligation (asset)	(0.3)	(0.3)	(0.5)	2.0	2.0	3.7
Prior service cost	3.6	3.5	3.2	(1.1)	(1.0)	(0.3)
Actuarial loss	8.8	7.5	8.7	6.5	4.8	2.6
Special termination benefits	0.6	0.3	0.3	1.8	--	--
	$25.5	$26.9	$30.5	$29.9	$23.6	$22.9

* Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs are amortized over the average future service lives of the participants. Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2005, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$3.1	($2.7)
Effect on postretirement benefit obligation	$22.8	($20.8)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefit and other postretirement benefit plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$788.5	$721.0	$262.4	$242.4
Service cost	20.0	19.0	11.7	10.3
Interest cost	47.4	43.7	16.0	14.0
Plan participants’ contributions	--	--	2.3	2.0
Plan amendments	--	5.7	(1.2)	(2.2)
Actuarial loss (gain)	100.2	36.5	(15.2)	11.2
Special termination benefits	0.6	0.3	1.8	--
Gross benefits paid	(41.0)	(37.7)	(17.3)	(15.3)
Net projected benefit obligation at end of year	915.7	788.5	260.5	262.4

Change in plan assets:
Fair value of plan assets at beginning of year	623.9	530.6	91.5	78.3
Actual return on plan assets	71.8	60.8	7.5	7.1
Employer contributions	9.9	70.2	17.5	19.4
Plan participants’ contributions	--	--	2.3	2.0
Gross benefits paid	(41.0)	(37.7)	(17.3)	(15.3)
Fair value of plan assets at end of year	664.6	623.9	101.5	91.5

Funded status at end of year	(251.1)	(164.6)	(159.0)	(170.9)
Unrecognized net actuarial loss	264.4	190.2	74.5	96.7
Unrecognized prior service cost	21.1	24.6	(4.2)	(5.7)
Unrecognized net transition obligation (asset)	(0.2)	(0.5)	12.2	15.9
Net amount recognized at end of year	$34.2	$49.7	($76.5)	($64.0)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$66.7	$76.0	$3.8	$2.1
Accrued benefit cost	(32.5)	(26.3)	(80.3)	(66.1)
Additional minimum liability	(142.8)	(91.8)	--	--
Intangible asset	13.6	15.1	--	--
Regulatory asset	45.9	39.4	--	--
Accumulated other comprehensive loss	83.3	37.3	--	--
Net amount recognized at measurement date	34.2	49.7	(76.5)	(64.0)

Contributions paid after Sep. 30 and prior to Dec. 31	0.6	0.7	5.7	3.9
Net amount recognized at Dec. 31	$34.8	$50.4	($70.8)	($60.1)

In 2004, the PSCW authorized Wisconsin utilities to record additional minimum pension liability to “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on their Consolidated Balance Sheets.

The funded status of the qualified pension plans based on the projected benefit obligation at Sep. 30, 2005 and 2004 was ($198) million and ($115) million, respectively. The decrease in funded status from Sep. 30, 2004 to Sep. 30, 2005 was primarily due to a significant increase in the projected benefit obligation resulting from lowering the discount rate from 6.0% to 5.5% and updating the participant life expectancy assumptions. Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Accumulated benefit obligation	$833.0	$715.4	$260.5	$262.4
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	621.3	533.6	259.0	260.7
Fair value of plan assets	450.0	431.1	97.8	88.1
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	915.7	788.5	N/A	N/A
Fair value of plan assets	664.6	623.9	N/A	N/A

Alliant Energy’s net periodic benefit cost is primarily included in “Utility - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income. Alliant Energy calculates the fair value of plan assets by using the straight market value of assets approach.

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefit plans at Sep. 30, 2005 and 2004, and the pension plan target allocation for 2005 were as follows:

	Pension Plans			Other Postretirement Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2005	2005	2004	2005	2004
Equity securities	65-75%	72%	73%	51%	42%
Debt securities	20-35%	28%	27%	32%	33%
Other	0-5%	--	--	17%	25%
		100%	100%	100%	100%

For the various Alliant Energy pension and postretirement plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2005 and 2004. Alliant Energy’s plan assets are managed by outside investment managers. Alliant Energy’s investment strategy and its policies employed with respect to pension and postretirement assets is to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class, number of investments, and sector and industry limits when applicable.

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

Alliant Energy estimates that funding for the pension and postretirement benefit plans during 2006 will be $80 million and $19 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2006	2007	2008	2009	2010	2011 - 2015
Pension benefits	$43.0	$47.6	$46.0	$49.1	$50.8	$315.3
Other benefits	16.5	17.4	18.3	19.3	20.0	116.9
Medicare subsidies	(1.2)	(1.3)	(1.4)	(1.5)	(1.5)	(9.0)
	$58.3	$63.7	$62.9	$66.9	$69.3	$423.2

In 2004, Alliant Energy adopted FASB Staff Position No. SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). In 2005, the U.S. Department of Health and Human Services (Centers for Medicare & Medicaid Services) published regulations regarding actuarial equivalence. Alliant Energy believes that a substantial portion of its postretirement medical plans will be actuarially equivalent to the Medicare Prescription Drug Plan. Alliant Energy anticipates continuing its current prescription drug coverage for currently covered retirees and therefore should be eligible for the subsidy available from Medicare. As a result of the adoption of FSP 106-2, the estimated reductions in Alliant Energy’s, IPL’s and WPL’s 2005 and 2004 accumulated projected benefit obligation and other postretirement benefits costs were as follows:

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Accumulated projected benefit obligation	$33.4	$19.7	$16.8	$11.6	$13.9	$6.8
Other postretirement benefits costs	4.8	3.0	2.1	1.6	2.1	1.0

Alliant Energy, IPL and WPL have various life insurance policies that cover certain key employees and directors. At Dec. 31, the cash surrender value of these investments was as follows:

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Cash surrender value	$39.5	$36.8	$12.2	$11.1	$11.2	$10.7

Under Alliant Energy’s deferred compensation plans, certain key employees and directors can defer part or all of their current compensation in company stock or interest accounts, which are held in grantor trusts. At Dec. 31, 2005 and 2004, the fair market value of the trusts totaled $7.6 million and $8.0 million, respectively, the majority of which consisted of Alliant Energy common stock.

A significant number of Alliant Energy, IPL and WPL employees also participate in a defined contribution pension plan (401(k) plan), of which Alliant Energy common stock represented 22.0% and 23.7% of total plan assets at Dec. 31, 2005 and 2004, respectively. Alliant Energy’s, IPL’s and WPL’s contributions to the 401(k) plan, which are based on the participants’ level of contribution, were as follows:

	Alliant Energy			IPL			WPL
	2005	2004	2003	2005	2004	2003	2005	2004	2003
401(k) plan contributions	$8.8	$9.3	$8.0	$2.2	$2.2	$2.0	$2.4	$2.3	$2.1

Alliant Energy’s pension plans include a cash balance plan that covers substantially all of its non-bargaining unit employees. In the first quarter of 2006, Alliant Energy has announced amendments to the cash balance plan which include freezing plan participation at its current level and discontinuing additional contributions into employee’s cash balance plan accounts effective August 2008. Alliant Energy has also announced plans to increase its level of contributions to the 401(k) plan effective in August 2008 which will offset the impact of discontinuing additional contributions into the employee’s cash balance plan accounts. These amendments are designed to provide employees portability and self-directed flexibility of their retirement benefits. Alliant Energy is currently assessing the future impacts of these changes and does not currently expect these changes will have a significant impact on its future results of operations.

(b) Equity Incentive Plans - Alliant Energy has a 2002 Equity Incentive Plan (EIP) that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2005, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At Dec. 31, 2005, approximately 1.4 million shares were available for issuance under the EIP.

Non-qualified Stock Options - Options granted to date under the plans were granted at the quoted market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date, or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date, or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. A summary of the stock option activity is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,478,446	$26.85	4,216,714	$26.74	3,842,136	$29.48
Options granted	--	--	679,566	25.81	957,200	16.82
Options exercised	(410,551)	23.45	(174,975)	18.48	--	--
Options forfeited	(374,132)	28.19	(242,859)	28.16	(582,622)	28.49
Options expired	(29,950)	27.50	--	--	--	--
Outstanding at end of year	3,663,813	27.08	4,478,446	26.85	4,216,714	26.74
Exercisable at end of year	3,120,410	28.04	3,061,419	28.72	2,514,908	29.68

The weighted-average remaining contractual life of outstanding options at Dec. 31, 2005, 2004 and 2003 was 5 years, 6 years and 7 years, respectively. Additional information as of Dec. 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Options	Exercise Price	Remaining Contractual Life	Options	Exercise Price
$16.82	541,215	$16.82	7 years	310,341	$16.82
$24.90-$25.93	478,242	25.13	8 years	165,713	25.12
$27.79-$28.59	1,282,130	28.12	5 years	1,282,130	28.12
$29.81-$31.56	1,362,226	30.87	4 years	1,362,226	30.87

No options were granted during 2005. The value of the options granted during 2004 and 2003 using the Black-Scholes pricing method was as follows:

	2004	2003
Value of options	$3.74	$1.94
Volatility	21.6%	22.8%
Risk free interest rate	3.3%	3.5%
Expected life	7 years	7 years
Expected dividend yield on date of grant	4.0%	5.9%

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Pursuant to APB 25, compensation expense for shares of time-based restricted stock was measured at the date of the award based on the fixed number of shares awarded and the market price of the shares at the award date and is recognized ratably over the restriction period which varies for each issuance of restricted stock and currently ranges from two to five years. Unvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement.

Performance-contingent restricted stock - Pursuant to APB 25, compensation expense for shares of performance-contingent restricted stock was measured based on an assessment of probability and timing of achieving performance targets (specified EPS growth) and the market price of the shares at the reporting date. If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Unvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met.

Participants’ unvested time-based and performance-contingent restricted stock is forfeited when the participant voluntarily leaves Alliant Energy for reasons other than retirement. Compensation expense for time-based and performance-contingent restricted stock was $2.2 million, $0.6 million and $0 in 2005, 2004 and 2003, respectively. A summary of the restricted stock activity is as follows:

	2005	2004	2003
Unvested shares at beginning of year	77,285	1,745	1,745
Granted *	179,405	81,153	--
Vested	(13,943)	(5,613)	--
Forfeited	(5,634)	--	--
Unvested shares at end of year	237,113	77,285	1,745
*	The weighted-average market price of restricted stock shares granted in 2005 and 2004 was $28.09 and $25.56, respectively.

Performance Shares - Performance share payouts to key employees of Corporate Services and Resources are contingent upon achievement of specified goals over three-year periods, with metrics of total shareowner return relative to an investor-owned utility peer group and/or specified EPS growth, depending on the year of grant. Unvested performance share payouts are prorated at retirement based on time worked during the performance period and results of the performance criteria. Participants’ unvested performance share payouts are forfeited when the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares are paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. Performance shares have an intrinsic value equal to the quoted market price of a share on the date of payout. Pursuant to APB 25, Alliant Energy accrues the expenses related to performance shares over the three-year period the services are performed and recognized expense of $0.8 million, $3.0 million and $4.1 million in 2005, 2004 and 2003, respectively.

(7)  COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock issuances is as follows:

	2005	2004	2003
Beginning balance	115,741,816	110,962,910	92,304,220
Equity incentive plans	584,322	256,128	--
Shareowner Direct Plan	568,657	646,366	970,445
401(k) Savings Plan	140,998	232,427	438,245
Public offering	--	3,643,985	17,250,000
Ending balance	117,035,793	115,741,816	110,962,910

In 2004, Alliant Energy entered into a sales agreement with Cantor Fitzgerald & Co., under which Alliant Energy may sell from time to time up to 7.5 million shares of its common stock. Under this sales agreement, Alliant Energy issued 3.6 million shares of new common stock in 2004 and received $90 million in net proceeds. The proceeds were used for capital contributions to IPL and other general corporate purposes. In 2003, Alliant Energy completed a public offering of its common stock generating net proceeds of $318 million, which were used to make capital contributions to WPL of $200 million and IPL of $118 million in support of their respective generation and reliability initiatives. At Dec. 31, 2005, Alliant Energy had a total of 10.7 million shares available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, Cantor Fitzgerald sales agreement, 401(k) Savings Plan and EIP.

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

Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners. IPL and WPL each have dividend payment restrictions based on their respective bond indentures, the terms of their outstanding preferred stock and state regulatory limitations applicable to them. In its July 2005 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $92 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 53.14%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. At Dec. 31, 2005, IPL and WPL were in compliance with all such dividend restrictions.

(b) Preferred Stock - The fair value of Alliant Energy’s cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2005 and 2004 was $295 million ($241 million at IPL and $54 million at WPL) and $303 million ($248 million at IPL and $55 million at WPL), respectively. Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2005	2004
$25	*	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	*	1,600,000	7.10%	On or after Sep. 15, 2008	40.0	40.0
$100	**	449,765	4.40% - 6.20%	Any time	45.0	45.0
$25	**	599,460	6.50%	Any time	15.0	15.0
					250.0	250.0
Less: discount					(6.2)	(6.2)
					$243.8	$243.8

* IPL has 16,000,000 authorized shares in total. ** WPL has 3,750,000 authorized shares in total.

(8)  DEBT

(a) Short-Term Debt - To provide short-term borrowing flexibility and security for commercial paper outstanding, Alliant Energy and its subsidiaries maintain committed bank lines of credit, all of which require a fee. At Dec. 31, 2005, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL) which expire in August 2010. Information regarding commercial paper and other short-term debt issued under these facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
At Dec. 31:
Commercial paper outstanding	$263.0	$83.0	$169.5	$36.0	$93.5	$47.0
Average discount rates - commercial paper	4.4%	2.3%	4.4%	2.3%	4.4%	2.3%

For the year ended:
Average amount of total short-term debt
(based on daily outstanding balances)	$47.9	$71.6	$29.5	$58.8	$18.4	$12.8
Average interest rates - total short-term debt	3.5%	1.3%	3.5%	1.3%	3.4%	1.4%

(b) Long-Term Debt - Substantially all of IPL’s utility plant is pledged as collateral under one or more of several outstanding indentures. These indentures secure IPL’s Collateral Trust and First Mortgage Bonds ($190 million of such bonds were outstanding at Dec. 31, 2005). WPL’s First Mortgage Bonds are secured by substantially all of its utility plant ($39 million of such bonds were outstanding at Dec. 31, 2005). The non-recourse redeemable preference shares issued by Alliant Energy New Zealand Ltd. (AENZ), Resources’ wholly-owned New Zealand subsidiary, are secured by its investments in TrustPower Ltd. (TrustPower) and Infratil Ltd. The borrowings supported by the credit facility of Alliant Energy Neenah, LLC , Resources’ wholly-owned subsidiary, are secured by its Neenah generating facility and related assets. The senior secured notes issued by Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, are secured by SFEF and related assets. IPL, WPL and Resources also maintain indentures related to the issuance of unsecured debt securities.

Alliant Energy has certain issuances of long-term debt that contain optional redemption provisions which, if elected by Alliant Energy, could require material redemption premium payments by Alliant Energy. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable treasury rates at the time of redemption. At Dec. 31, 2005, the debt issuances that contained these optional redemption provisions included Resources’ senior notes due 2011 through 2013, IPL’s senior debentures due 2011 through 2034, WPL’s debentures due 2034, Corporate Services’ senior notes due 2008 and Sheboygan Power, LLC’s senior secured notes due 2006 to 2024.

Alliant Energy also has certain issuances of long-term debt on its Consolidated Balance Sheets that contain covenants that require all of the following: i) Alliant Energy’s consolidated net worth to be at least $1.2 billion, ii) Alliant Energy’s consolidated debt-to-capital ratio to be no more than 70%, and iii) Alliant Energy’s consolidated interest coverage ratio to be at least 2.0x. At Dec. 31, 2005, the debt issuances that contained these covenants included Resources’ senior notes due 2013 and Corporate Services’ senior notes due 2008.

In 2005, 2004 and 2003, Resources and Alliant Energy completed the following debt retirements, and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statements of Income, as follows (dollars in millions):

				Loss on Early
Debt Issuance	Principal Retired			Extinguishment of Debt
	2005	2004	2003	2005	2004	2003
Resources’ 7.375% senior notes due 2009	$204.0	$7.0	$39.0	$29.8	$1.2	$6.8
Resources’ 7% senior notes due 2011	175.0	24.5	17.5	24.6	4.0	2.9
Resources’ 9.75% senior notes due 2013	--	10.0	15.0	--	3.7	5.6
Alliant Energy’s 8.59% senior notes	--	--	24.0	--	--	1.6
	$379.0	$41.5	$95.5	$54.4	$8.9	$16.9

In January 2006, Resources retired the remaining $83 million of its 7% senior notes due 2011 and incurred $11 million of pre-tax loss on early extinguishment of debt in the first quarter of 2006. This debt was reported in “Current liabilities - current maturities” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2005. In the first quarter of 2006, Resources also announced it will retire the remaining $275 million of its 9.75% senior notes due 2013 in March 2006.

In August 2005, AENZ issued NZ$140 million of redeemable preference shares due 2008. Holders of the redeemable preference shares will receive semi-annual cash dividends of approximately NZ$4.8 million. The approximate US$97 million of proceeds from this transaction were remitted to Resources and were used for general corporate purposes, including debt reduction. Given their characteristics, AENZ’s redeemable preference shares are reported as “Long-term debt, net (excluding current portion)” on Alliant Energy’s Consolidated Balance Sheet and accrued dividends are reported as “Interest expense” on Alliant Energy’s Consolidated Statements of Income.

In July 2005, WPL repaid at maturity its $72 million, 7.6% first mortgage bonds with the issuance of short-term debt which was later reduced with the proceeds from the sale of its interest in Kewaunee. In July 2005, IPL issued $50 million of 5.50% senior debentures due 2025 and used the proceeds in August 2005 to retire its $50 million, 7% collateral trust bonds due 2023.

In June 2005, Sheboygan Power, LLC issued $70 million of 5.06% non-recourse senior notes due 2006 to 2024. The proceeds were used in August 2005 to assist with the retirement of Resources’ remaining $104 million of 7.375% senior notes due 2009.

At Dec. 31, 2005, Alliant Energy’s debt maturities for 2006 to 2010 were $152 million, $263 million, $292 million, $147 million and $114 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities and/or retired utilizing the proceeds from asset divestitures. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the senior notes and exchangeable senior notes issued by Resources (only the $403 million of exchangeable senior notes will remain outstanding after the first quarter of 2006). No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees. At Dec. 31, 2005, there were no significant sinking fund requirements related to the long-term term debt on Alliant Energy’s Consolidated Balance Sheets.

The carrying value of Alliant Energy’s long-term debt (excludes unamortized debt discount) at Dec. 31, 2005 and 2004 was $2.1 billion and $2.4 billion, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2005 and 2004 was $2.5 billion and $3.0 billion, respectively. Amortization/(accretion) related to the discount on long-term debt was $2.0 million, $1.1 million and ($1.2) million in 2005, 2004 and 2003, respectively. Alliant Energy’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets were $18 million and $22 million at Dec. 31, 2005 and 2004, respectively.

At Dec. 31, 2005, the carrying amount of the debt component of Resources’ 2.5% exchangeable senior notes was $38 million, consisting of the par value of $403 million, less unamortized debt discount of $365 million. Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component and interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2005, interest expense on the notes was $10 million. Interest expense in excess of interest payments is recorded as an increase to the carrying amount of the debt component and will result in gradual increases to the carrying amount until it reaches the par value of $403 million in 2030. Interest expense on the debt component of the notes will be $10 million in 2006, 2007 and 2008, but this will increase over the term of the debt instrument culminating with interest expense of approximately $95 million in the 12 months prior to maturity in February 2030. The derivative component of these notes no longer exists as a result of McLeodUSA, Inc.’s bankruptcy in 2005 as the exchangeable senior notes included a repayment feature based on the value of McLeodUSA, Inc. common stock.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Alliant Energy’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Since IPL and WPL are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy. Information relating to various investments held by Alliant Energy at Dec. 31 that are marked-to-market as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) was as follows (in millions):

	2005		2004
		Unrealized		Unrealized
	Carrying/Fair	Gains, Net of	Carrying/Fair	Gains, Net of
	Value	Tax	Value	Tax
Available-for-sale securities:
Nuclear decommissioning trust funds - WPL:
Equity securities	$--	$--	$51.2	$13.0
Debt securities	--	--	21.0	0.7
Various other investments (1)	35.9	12.8	30.8	11.9
Trading securities	1.7	N/A	0.7	N/A
(1)

Realized pre-tax gains from sales were $0, $3.6 million and $2.3 million in 2005, 2004 and 2003, respectively (cost of the investments based on specific identification was $0.1 million, $1.7 million and $5.3 million and pre-tax proceeds from the sales were $0.1 million, $5.3 million and $7.6 million, respectively).

Nuclear Decommissioning Trust Funds - The information in the above table and this paragraph relate to the non-qualified portion of WPL’s nuclear decommissioning trust funds. The qualified portion of WPL’s nuclear decommissioning trust funds as well as IPL’s nuclear decommissioning trust funds were included in the respective sales agreements of Kewaunee and DAEC and as a result are reported as assets held for sale. The fair value of WPL’s nuclear decommissioning trust funds, as reported by the trustee, was adjusted for the tax effect of unrealized gains and losses. Net unrealized holding gains were recorded as part of regulatory liabilities or as an offset to regulatory assets related to AROs. The funds realized pre-tax gains (losses) from the sales of securities of $23 million, ($3) million and ($4) million in 2005, 2004 and 2003, respectively (cost of the investments based on specific identification was $110 million, $14 million and $29 million and pre-tax proceeds from the sales were $133 million, $11 million and $25 million, respectively).

Refer to Notes 7(b), 8(b) and 10(a) for information regarding the fair values of preferred stock, long-term debt and derivatives, respectively.

Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments at Dec. 31 was as follows (in millions):

	Brazil	New Zealand	Total
Dec. 31, 2005	$72.2	$116.4	$188.6
Dec. 31, 2004	326.4	115.9	442.3

Brazil - As of Dec. 31, 2005 and 2004, Resources held a non-controlling interest in five Brazilian electric utility companies and a natural gas-fired generating facility through several direct investments accounted for under the equity method of accounting. In January 2006, Alliant Energy accepted an offer from a Brazil-based investor and completed the sale of all of its Brazil investments for a sales price of $152 million. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and EITF Issue 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of” (EITF 01-5), Alliant Energy recorded pre-tax, non-cash asset valuation charges related to its Brazilian investments of $334 million (after-tax charges of $202 million, or $1.73 per share) in its 2005 earnings from continuing operations. Such charges are included in “Asset valuation charges - Brazil investments” on Alliant Energy’s Consolidated Statements of Income.

In accordance with APB 18, Alliant Energy recorded pre-tax, non-cash valuation charges of $242 million ($96 million in the second quarter, $40 million in the third quarter and $106 million in the fourth quarter) during 2005 as a result of declines in the fair value of these Brazil investments that were determined to be other than temporary. These charges reduced the local currency carrying amount of Alliant Energy’s investments in Brazil to their estimated local currency fair value. Alliant Energy estimated the fair value of its Brazil investments at the end of the first three quarters of 2005 by using a combination of market value indicators and the expected discounted future U.S. dollar cash flows converted to local currencies at the foreign currency exchange rate at the end of each respective quarter. The non-cash valuation charges recorded in the second and third quarters of 2005 resulted primarily from the impact of significant changes in the spread between the foreign currency exchange rate at the end of the quarter and both past and projected future rates; consideration of updated market and other information Alliant Energy received from its financial advisor and its Brazilian partners in 2005; and an assessment of potential outcomes of the various strategic alternatives being evaluated by Alliant Energy. The pre-tax, non-cash valuation charge of $106 million recorded in the fourth quarter of 2005 was based on the terms of the sale agreement.

In accordance with EITF 01-5, Alliant Energy also recorded an additional pre-tax, non-cash valuation charge in the fourth quarter of 2005 of $92 million related to the pre-tax cumulative foreign currency translation losses associated with its Brazil investments (after-tax amount of $61 million is recorded in “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2005). This additional pre-tax, non-cash valuation charge reduced the carrying value of Alliant Energy’s Brazil investments at Dec. 31, 2005 to $72 million which equals the $152 million sales price plus a $12 million non-refundable deposit received by Alliant Energy as a result of an arbitration dispute less the $92 million cumulative foreign currency translation loss. The $12 million non-refundable deposit was recorded in “Current liabilities - other” on Alliant Energy’s Consolidated Balance Sheet as of Dec. 31, 2005 and was not assigned to the buyer as part of the sale agreement.

In accordance with SFAS 52, “Foreign Currency Translation,” Alliant Energy will remove the pre-tax foreign currency translation losses associated with its Brazil investments from “Accumulated other comprehensive loss” on Alliant Energy’s Consolidated Balance Sheet in the first quarter of 2006. These losses will substantially offset the pre-tax gain recorded in the first quarter of 2006 resulting from the difference between the $152 million purchase price plus $12 million non-refundable deposit, and the carrying value of Alliant Energy’s Brazil investments at the date of the sale. As a result, the impact on earnings from these transactions in the first quarter of 2006 will not be significant.

New Zealand - Resources’ investments include a 23.8% ownership interest in TrustPower, a hydro and wind generation utility company, and a 5.0% ownership interest in Infratil Ltd., an infrastructure development company. Based on the exchange rates and trading prices at Dec. 31, 2005 and Dec. 31, 2004, the TrustPower investment fair value was $314 million and $306 million, and the carrying value was $88 million and $89 million, respectively. The Infratil Ltd. investment is marked-to-market at each balance sheet date in accordance with SFAS 115. At Dec. 31, 2005, Alliant Energy had recorded an after-tax unrealized gain of $10 million in “Accumulated other comprehensive loss” on its Consolidated Balance Sheet related to its investment in Infratil Ltd.

Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2005	2005	2004	2005	2004	2003
ATC	21%	$152	$141	($21)	($19)	($16)
TrustPower	24%	88	89	(14)	(11)	(8)
Brazil	Various	72	326	(36)	(17)	(9)
Wisconsin River Power Company	50%	10	13	(5)	(6)	(5)
Kaufman and Broad NexGen LLC (1)	--	--	8	18	19	20
Nuclear Management Co., LLC (NMC) (2)	25%	4	3	--	--	--
Other	Various	3	6	(2)	--	--
		$329	$586	($60)	($34)	($18)

(1)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

(2)	As a result of the sale of DAEC in January 2006, Alliant Energy no longer owns an interest in NMC.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2005	2004	2003
Operating revenues	$2,106	$1,936	$1,776
Operating income	399	295	215
Net income	121	45	16
As of Dec. 31:
Current assets	572	451
Non-current assets	3,517	2,764
Current liabilities	744	747
Non-current liabilities	1,602	1,209
Minority interest	257	203

Refer to Note 21 for information regarding related party transactions with ATC and NMC.

Other Investments - In addition to the investments discussed above in this Note, and the cash surrender value of life insurance policies discussed in Note 6(a), Alliant Energy also had $24 million and $40 million of cost method investments at Dec. 31, 2005 and 2004, respectively that were not accounted for in accordance with SFAS 115. The carrying amount of these investments approximates their fair value.

(10)  DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities and changes in the derivatives’ fair values for non-regulated entities in earnings unless specific hedge accounting criteria are met. For IPL and WPL, changes in the derivatives’ fair values are generally recorded as regulatory assets or liabilities. At Dec. 31, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
Current derivative assets	$20.6	$5.3	$7.8	$0.6	$12.7	$4.7
Non-current derivative assets	9.7	--	4.2	--	4.4	--
Current derivative liabilities	24.2	10.6	5.2	3.9	19.0	6.7
Non-current derivative liabilities	3.0	0.3	1.5	--	1.5	--

Changes in the derivatives’ fair values at IPL and WPL during 2005 were primarily due to the impact of significant increases in natural gas prices and additional gas contracts entered into in 2005 to mitigate pricing volatility for IPL’s and WPL’s customers.

Cash Flow Hedging Instruments - Alliant Energy has certain derivative instruments designated as cash flow hedging instruments including treasury rate locks used by Resources to mitigate risk associated with movements in the 10-year treasury yield prior to the planned issuance of its 7% senior notes. In addition, interest rate swaps were used to mitigate risk from changes in interest rates associated with the variable rate long-term debt used to finance Resources’ Neenah generating facility.

In 2005 and 2004, no amounts were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2005 and 2004, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and Alliant Energy reclassified net losses of $0.8 million and $0.1 million, respectively, into earnings as a result of the discontinuance of hedges. Alliant Energy estimates that an insignificant amount will be reclassified from accumulated other comprehensive loss into earnings in 2006 as the hedged transactions affect earnings.

Other Derivatives Not Designated in Hedge Relationships - Alliant Energy’s other derivatives not designated in hedge relationships during 2005 and/or 2004 included electric, coal and gas contracts entered into by IPL and WPL. Electric contracts were used to manage utility energy costs during supply/demand imbalances. Coal and gas contracts that do not qualify for the normal purchase and sale exception were used to manage the price of anticipated purchases and sales.

(b) Weather Derivatives - Alliant Energy uses weather derivatives to reduce the impact of weather volatility on its utility electric and natural gas sales volumes. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains/losses realized from these weather derivatives.

In 2005, IPL and WPL each entered into separate non-exchange traded electric weather derivative agreements based on cooling degree days to reduce the impact of weather volatility on their respective electric margins for the period June 1, 2005 to Aug. 31, 2005. The actual cooling degree days during this period were higher than those specified in the contracts resulting in IPL and WPL paying the counterparty the maximum amount under the agreements of $5.5 million and $3.5 million, respectively, in 2005.

In 2005, Corporate Services, as agent for IPL and WPL, and WPL on behalf of itself entered into a combination of put options and swap agreements based on heating degree days (HDD) to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2005 to March 31, 2006. Alliant Energy will receive up to a maximum of $9 million ($4.7 million for IPL and $4.3 million for WPL) of payments from the counterparty if actual HDD are less than the HDD specified in the contract (for the put options and swaps) or remit up to a maximum of $4.5 million ($2.3 million for IPL and $2.2 million for WPL) of funds to the counterparty if actual HDD are greater than the HDD specified in the contract (swaps only). In 2004 and 2003, Corporate Services, as agent for IPL and WPL, entered into non-exchange traded options based on HDD in which Corporate Services had the right to receive payment from the counterparty if actual HDD were less than the HDD specified in the contract.

Any premiums paid related to the electric and gas weather derivative agreements are expensed over each respective contract period. Alliant Energy uses the intrinsic value method to account for these weather derivatives. Information relating to the electric and gas weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Premiums expensed	$2.0	$1.7	$1.6	$0.9	$0.7	$0.7	$1.1	$1.0	$0.9
Premiums paid	1.1	1.9	1.5	0.6	0.7	0.6	0.5	1.2	0.9
Gains (losses)	(10.9)	(0.2)	1.4	(6.4)	(0.2)	0.6	(4.5)	--	0.8
Amounts paid to counterparties	(8.4)	--	--	(5.3)	--	--	(3.1)	--	--

(c) Energy-trading Contracts - Alliant Energy adopted EITF 02-3 on Jan. 1, 2003 for all of NG Energy Trading, LLC’s (classified as a discontinued operation and sold in 2004) trading contracts and storage gas acquired prior to Oct. 25, 2002. The impact of transitioning from reporting inventory and existing contracts that were not derivatives under SFAS 133 at fair value to historical cost resulted in a cumulative effect charge of $2.1 million in the first quarter of 2003.

(11)  COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - Alliant Energy has made certain commitments in connection with its 2006 capital expenditures.

(b) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal and natural gas supply, transportation and storage contracts. Certain purchased power contracts are considered operating leases and are therefore not included here, but are included in Note 3(a). The natural gas supply and purchased power contracts are either fixed price in nature or market-based. Most of the coal supply contracts are fixed price, however some of the recent contracts are index-based. Nearly all of the coal transportation contracts are index-based. Alliant Energy expects to supplement its coal and natural gas supplies with spot market purchases as needed. The table includes commitments for “take-or-pay” contracts which result in dollar commitments with no associated tons or dekatherms (Dths). At Dec. 31, 2005, Alliant Energy’s minimum commitments related to its utility business were as follows (dollars and Dths in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2006	$301.1	5,051	$104.9	11,408	$352.7	31
2007	147.1	3,285	81.3	8,506	45.3	--
2008	75.8	1,830	51.2	5,290	21.0	--
2009	87.5	1,771	34.1	2,822	15.6	--
2010	86.3	1,763	18.4	738	11.3	--
Thereafter	225.0	5,796	47.3	--	10.7	--
	$922.8	19,496	$337.2	28,764	$456.6	31

Also, at Dec. 31, 2005, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2005, were $17 million for 2006 and $1 million for each of 2007 and 2008. This excludes lease obligations which are included in Note 3. Refer to Note 18 for details on a long-term purchased power agreement entered into upon IPL’s sale of its interest in DAEC in January 2006, the amounts of which are not reflected in the above table. The amounts related to WPL’s Kewaunee purchased power agreement are included in the above table.

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

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” the terms of the indemnifications provided by Alliant Energy at Dec. 31, 2005 for the various sales were as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australian	Second quarter of 2003	$62 (a)	October 2007
Energy services	Second quarter of 2005	18	October 2006
Kewaunee	Third quarter of 2005	12 (b)	July 2006
Oil pipeline system	Fourth quarter of 2005	None identified	None identified
Synfuel	Fourth quarter of 2005	5 (c)	None identified
Other	Various	3	Various
(a)	Based on exchange rates at Dec. 31, 2005
(b)	Indemnification provided by WPL
(c)	Amount will increase in future periods based on additional tax credits earned by buyer

Alliant Energy also continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. As of Dec. 31, 2005, the guarantee does not include a maximum limit, but is currently estimated at approximately $6 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

Alliant Energy has not recorded any material liabilities related to the above indemnifications as of Dec. 31, 2005. Refer to Note 17 for information regarding an additional indemnity issued by WPL related to its sale of Kewaunee. Alliant Energy made a $4.1 million payment in June 2005 under its guarantee outstanding to support a third-party financing arrangement related to its biomass facility. Refer to Note 3(a) for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

(e) Environmental Liabilities - Alliant Energy, IPL and WPL had recorded the following environmental liabilities at Dec. 31 (in millions; MGP=Manufactured Gas Plants):

	Alliant Energy		IPL		WPL
	2005	2004	2005	2004	2005	2004
MGP sites	$42.4	$40.7	$36.7	$35.5	$5.7	$5.2
Other	1.9	3.4	1.1	2.1	0.7	1.3
	$44.3	$44.1	$37.8	$37.6	$6.4	$6.5

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

IPL and WPL record environmental liabilities based upon periodic studies, most recently updated in the third quarter of 2005, related to the MGP sites. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $34 million ($29 million for IPL and $5 million for WPL) to $57 million ($50 million for IPL and $7 million for WPL).

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of MGP costs in rate cases. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs.

Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) - In March 2005, the EPA finalized CAIR and CAMR, which both require emission control upgrades to existing electric generating units with greater than 25 MW capacity. CAIR will cap emissions of SO2 and nitrogen oxides (NOx) in 28 states (including Iowa and Wisconsin) in the eastern U.S. and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. CAMR will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% when fully implemented. Alliant Energy believes that future capital investments and/or modifications to comply with these rules will be significant.

(f) Credit Risk - IPL and WPL serve a diversified base of residential, commercial, industrial and wholesale customers and did not have any significant concentrations of credit risk. In addition, Alliant Energy and its subsidiaries have limited credit exposure from non-performance of contractual obligations by its counterparties. Alliant Energy maintains credit risk oversight and sets limits and policies with regards to its counterparties, which management believes minimizes its overall credit risk exposure. However, there is no assurance that such policies will protect Alliant Energy against all losses from non-performance by counterparties. Refer to Note 20 for discussion of the credit risk related to Calpine’s recent bankruptcy.

(12)  JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other Iowa and Wisconsin utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating stations. IPL also has joint ownership agreements related to transmission facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Information relative to IPL’s and WPL’s ownership interest in these facilities at Dec. 31, 2005 was as follows (dollars in millions):

						Cost of
						Removal
						Obligations
				Accumulated	Construction	Included in
	Fuel	Ownership	Plant in	Provision for	Work in	Regulatory
	Type	Interest %	Service	Depreciation	Progress	Liabilities
IPL
Ottumwa	Coal	48.0	$203.1	$99.7	$1.8	$13.7
Neal Unit 4	Coal	25.7	93.0	54.0	3.5	9.4
Neal Unit 3	Coal	28.0	73.2	37.1	--	4.1
Louisa Unit 1	Coal	4.0	26.8	16.2	0.3	2.5
			396.1	207.0	5.6	29.7
WPL
Edgewater Unit 5	Coal	75.0	239.5	128.9	2.7	6.1
Columbia Energy Center	Coal	46.2	215.7	115.4	8.4	11.3
Edgewater Unit 4	Coal	68.2	74.7	41.0	1.1	4.1
			529.9	285.3	12.2	21.5

			$926.0	$492.3	$17.8	$51.2

Refer to Notes 16 and 18 for information regarding assets held for sale related to DAEC at Dec. 31, 2005 and the sale of IPL’s interest in DAEC in January 2006, respectively. Refer to Note 1(c) for further discussion of cost of removal obligations.

(13)  SEGMENTS OF BUSINESS

Alliant Energy’s principal businesses are:

•

Utility business - includes IPL and WPL, serving customers in Iowa, Wisconsin, Minnesota and Illinois. The utility business is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business, various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Utility Business.”

•

Non-regulated businesses - represents the operations of Resources and its subsidiaries, and is broken down into two segments: a) International (Int’l) and b) other, which includes the operations of the Non-regulated Generation business platform and other non-regulated investments described in Note 1(a); the operations of Resources (the non-regulated parent company); and any non-regulated reconciling/eliminating entries.

•	Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on Alliant Energy’s corporate services agreements. In 2005, 2004 and 2003, gas revenues included $56 million, $22 million and $48 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Certain financial information relating to Alliant Energy’s significant business segments, products and services and geographic information was as follows (in millions):

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2005
Operating revenues	$2,320.6	$685.1	$85.6	$3,091.3	$--	$195.6	$195.6	($7.3)	$3,279.6
Depreciation and amortization	272.5	26.0	6.3	304.8	1.4	15.3	16.7	(1.2)	320.3
Operating income (loss)	437.6	48.1	(7.1)	478.6	(10.8)	9.1	(1.7)	(1.0)	475.9
Interest expense, net of AFUDC				98.1	36.0	41.4	77.4	(9.7)	165.8
Loss on early extinguishment
of debt				--	--	54.4	54.4	--	54.4
Equity (income) loss from
unconsolidated investments				(26.4)	(50.7)	17.5	(33.2)	--	(59.6)
Asset valuation charges - Brazil
investments				--	334.3	--	334.3	--	334.3
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(5.2)	(6.8)	(32.5)	(39.3)	3.3	(41.2)
Income tax expense (benefit)				141.7	(135.5)	(62.1)	(197.6)	3.0	(52.9)
Income (loss) from continuing
operations				251.7	(188.1)	(9.6)	(197.7)	2.4	56.4
Loss from discontinued
operations, net of tax				--	(45.6)	(18.5)	(64.1)	--	(64.1)
Net income (loss)				251.7	(233.7)	(28.1)	(261.8)	2.4	(7.7)
Total assets	5,459.4	812.5	375.9	6,647.8	392.5	565.6	958.1	127.2	7,733.1
Investments in equity method
subsidiaries	166.0	--	--	166.0	159.9	3.2	163.1	--	329.1
Construction and acquisition
expenditures	409.3	46.4	1.8	457.5	--	60.3	60.3	9.8	527.6

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2004
Operating revenues	$2,009.0	$569.8	$90.6	$2,669.4	$--	$141.2	$141.2	($5.8)	$2,804.8
Depreciation and amortization	266.9	26.4	6.1	299.4	1.5	15.9	17.4	0.1	316.9
Operating income (loss)	392.3	35.2	(3.4)	424.1	(12.0)	1.1	(10.9)	(4.9)	408.3
Interest expense, net of AFUDC				82.9	34.3	40.6	74.9	0.6	158.4
Loss on early extinguishment
of debt				--	--	8.9	8.9	--	8.9
Equity (income) loss from
unconsolidated investments				(24.8)	(28.5)	19.1	(9.4)	(0.1)	(34.3)
Preferred dividends				18.7	--	--	--	--	18.7
Interest income and other				(2.4)	(1.8)	(48.0)	(49.8)	(0.8)	(53.0)
Income tax expense (benefit)				128.3	(12.3)	(27.2)	(39.5)	2.4	91.2
Income (loss) from continuing
operations				221.4	(3.7)	7.7	4.0	(7.0)	218.4
Income (loss) from discontinued
operations, net of tax				--	1.5	(74.4)	(72.9)	--	(72.9)
Net income (loss)				221.4	(2.2)	(66.7)	(68.9)	(7.0)	145.5
Total assets	5,420.7	737.1	370.7	6,528.5	826.3	704.8	1,531.1	215.6	8,275.2
Investments in equity method
subsidiaries	157.8	--	--	157.8	415.4	12.8	428.2	--	586.0
Construction and acquisition
expenditures	493.8	41.4	3.4	538.6	1.8	77.6	79.4	15.4	633.4

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
2003
Operating revenues	$1,917.1	$566.9	$104.2	$2,588.2	$--	$143.7	$143.7	($5.9)	$2,726.0
Depreciation and amortization	238.8	25.7	3.8	268.3	1.4	17.0	18.4	0.1	286.8
Operating income (loss)	363.6	42.4	2.5	408.5	(6.6)	(7.4)	(14.0)	(1.3)	393.2
Interest expense, net of AFUDC				82.6	38.0	58.3	96.3	5.5	184.4
Loss on early extinguishment
of debt				--	--	15.2	15.2	1.7	16.9
Equity (income) loss from
unconsolidated investments				(20.9)	(16.9)	20.2	3.3	--	(17.6)
Preferred dividends				16.9	--	--	--	--	16.9
Interest income and other				(3.5)	(4.7)	(27.4)	(32.1)	0.9	(34.7)
Income tax expense (benefit)				136.2	(12.7)	(50.3)	(63.0)	2.4	75.6
Income (loss) from continuing
operations				197.2	(10.3)	(23.4)	(33.7)	(11.8)	151.7
Income (loss) from discontinued
operations, net of tax				--	51.6	(13.8)	37.8	--	37.8
Cumulative effect of changes in
accounting principles, net of tax				--	--	(6.0)	(6.0)	--	(6.0)
Net income (loss)				197.2	41.3	(43.2)	(1.9)	(11.8)	183.5
Total assets	5,027.3	673.2	393.4	6,093.9	751.6	841.6	1,593.2	110.4	7,797.5
Investments in equity method
subsidiaries	137.0	--	--	137.0	364.3	23.7	388.0	--	525.0
Construction and acquisition
expenditures	649.5	37.2	3.0	689.7	4.1	221.1	225.2	(99.3)	815.6

Products and Services - In 2005, Alliant Energy’s utility electric and gas revenues represented 71% and 21% of consolidated operating revenues, respectively. No other products or services represented more than 10% of Alliant Energy’s consolidated operating revenues in 2005.

Geographic Information - At Dec. 31, 2005, 2004 and 2003, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material. Refer to Note 9 for a breakdown of Alliant Energy’s international investments by country.

(14)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - Refer to Note 16 for a discussion of goodwill related to Alliant Energy’s China assets that was impaired in 2005. At Dec. 31, 2005 and 2004, Alliant Energy had $3 million of goodwill related to its environmental engineering and site remediation business included in “Deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

Emission Allowances - Emission allowances are granted by the EPA to sources of pollution that allow the release of a prescribed amount of pollution each year. At Dec. 31, 2005, IPL had $27 million of SO2 emission allowances recorded as an intangible asset included in “Deferred charges and other” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. At Dec. 31, 2005, IPL estimates amortization expense for its purchased emission allowances for 2006 to 2010 will be $1 million, $0, $0, $11 million, and $0, respectively. Amortization expense associated with purchased emission allowances will be recorded in “Electric production fuel and purchased power” on Alliant Energy’s and IPL’s Consolidated Statements of Income and will be offset with the amortization of the regulatory liabilities established with the sale of emission allowances in December 2005 resulting in no impact on their results of operations. Refer to Note 1(c) for further discussion of the regulatory treatment of IPL’s SO2 emission allowances.

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. The amounts for the first and second quarters of 2005 and 2004 have been adjusted from the amounts reflected in the 2005 quarterly reports on Form 10-Q as filed for the respective periods to reflect certain non-regulated businesses as discontinued operations. Refer to Note 16 for additional information.

	2005				2004
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$798.8	$699.8	$874.2	$906.8	$769.6	$599.3	$693.6	$742.3
Operating income	87.4	83.2	199.3	106.0	69.2	83.1	166.4	89.6
Income (loss) from continuing
operations (a)	26.7	(8.7)	99.6	(61.2)	33.4	35.0	92.4	57.6
Income (loss) from discontinued
operations, net of tax	(24.3)	(50.0)	12.9	(2.7)	0.7	(48.1)	(10.6)	(14.9)
Net income (loss) (a)	2.4	(58.7)	112.5	(63.9)	34.1	(13.1)	81.8	42.7

EPS:
Income (loss) from continuing
operations (a)	0.23	(0.07)	0.85	(0.53)	0.30	0.31	0.80	0.50
Income (loss) from discontinued
operations	(0.21)	(0.43)	0.11	(0.02)	0.01	(0.43)	(0.09)	(0.13)
Net income (loss) (a)	0.02	(0.50)	0.96	(0.55)	0.31	(0.12)	0.71	0.37

(a)

In the second, third and fourth quarters of 2005, Alliant Energy incurred after-tax, non-cash asset valuation charges related to its Brazilian investments of $56 million, $23 million and $123 million, or $0.48, $0.20 and $1.05 per share, respectively.

(16)  DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. At or before Dec. 31, 2005, the following businesses qualified as assets held for sale as defined by SFAS 144 (IPO=Initial Public Offering):

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Australian	Second quarter of 2003	Non-regulated - International
Affordable housing	Third quarter of 2003	Non-regulated - Other
SmartEnergy, Inc.	Third quarter of 2003	Non-regulated - Other
IPO of approximately 95% of WPC	Fourth quarter of 2003	Non-regulated - Other
Gas marketing	Third quarter of 2004	Non-regulated - Other
Energy management services	Fourth quarter of 2004	Non-regulated - Other
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility (a)	Second quarter of 2005	Non-regulated - Other
Oil gathering pipeline system (a)	Fourth quarter of 2005	Non-regulated - Other
Gas gathering pipeline systems (a)	Expected by June 2006	Non-regulated - Other
China (a)	Expected to be completed	Non-regulated - International
by June 2006 (b)
Mexico (a)	Expected by Sep. 2006	Non-regulated - Other
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee (a) (Note 17)	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC (a) (Note 18)	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois (a)	Expected in 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois (a)	Expected in 2006	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois (a)	Expected in 2006	Utility - Electric and Gas
(a)	Qualified as assets held for sale beginning in 2005.
(b)	Three of 10 generating facilities were sold in 2005. Three additional generating facilities were sold in February 2006.

SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization (DD&A). Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31, 2005 and 2004. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations.

Prior to the IPO of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase was included in income in the 2003 consolidated federal income tax return filed by Alliant Energy. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2005 and 2004, the carrying value of this receivable was $32 million and $36 million, respectively. The current and non-current portions of this receivable are recorded in “Other current assets” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2005	2004	2003
Operating revenues (a)	$166.2	$295.8	$589.8
Operating expenses: (a)
Operating expenses (excluding gains, losses and valuation charges)	165.0	299.1	484.7
(Gain) loss on disposal of assets held for sale, net (b)	13.6	(0.3)	18.9
Valuation charges - China business (c)	72.1	--	--
Valuation charge - gas gathering pipeline systems	1.9	--	--
Valuation charges - energy services business (d)	--	79.8	--
Interest expense and other:
Interest expense (e)	23.8	30.0	45.6
SFAS 133 income - Australian business (f)	--	--	(14.7)
Interest income and other	(0.8)	(0.1)	(13.3)
Income (loss) before income taxes	(109.4)	(112.7)	68.6
Income tax expense (benefit)	(45.3)	(39.8)	30.8
Income (loss) from discontinued operations, net of tax	($64.1)	($72.9)	$37.8

(a)

Operating margins were higher in 2003 compared to 2005 and 2004 primarily due to Alliant Energy ceasing DD&A of assets held for sale related to the WPC and Australian businesses in 2003 and the impact of businesses sold in 2003.

(b)

Alliant Energy recorded the following pre-tax losses in 2005 related to the sale of various non-regulated businesses: energy services business-$6.2 million; oil gathering pipeline system-$6.0 million; and biomass facility-$1.4 million. Alliant Energy recorded the following pre-tax (gains) losses in 2003 related to the sale of various non-regulated businesses: Australian business-($72.1) million; affordable housing business-$60.7 million; WPC-$16.7 million; and SmartEnergy, Inc. business-$13.6 million. Ceasing DD&A of WPC’s assets resulted in a higher carrying value of WPC’s assets and had a direct impact on the amount of loss on the sale.

(c)

In accordance with impairment tests for long-lived assets within SFAS 144 and for goodwill within SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), Alliant Energy recorded pre-tax, non-cash valuation charges of $72.1 million (includes $10.9 million related to goodwill), net of allocation to minority interest, in 2005 related to several of its China generating facilities. The decline in fair values of these generating facilities in 2005 was primarily due to the impacts of increased coal and transportation costs. The fair values were estimated using a combination of expected discounted future cash flows and market value indicators including updated market information from recent sales agreements for these and other generating facilities.

(d)

In accordance with impairment tests for long-lived assets within SFAS 144 and for goodwill within SFAS 142, Alliant Energy recorded pre-tax, non-cash valuation charges of $79.8 million (including $40.6 million related to goodwill) related to its energy services business primarily due to less favorable market conditions. The fair values of these businesses were estimated using a combination of expected discounted future cash flows, market value indicators, input from financial advisors and bid information received in connection with the sale of the energy services business.

(e)

In accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In 2005, 2004 and 2003, the amount of interest expense allocated to its China business was $11.6 million, $13.1 million and $11.7 million, respectively. In 2005, 2004 and 2003, the amount of interest expense allocated to its Mexico business was $5.7 million, $5.2 million and $3.9 million, respectively.

(f)

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

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	2005	2004
Assets held for sale:
Property, plant and equipment, net (a)	$486.1	$631.4
Current assets (including cash)	84.4	146.3
Investments (a)	194.7	440.8
Other assets	37.4	83.3
Total assets held for sale	$802.6	$1,301.8
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	$58.4	$78.2
Long-term debt	12.3	10.2
AROs	179.0	368.4
Other long-term liabilities and deferred credits	52.6	49.8
Minority interest	25.9	44.7
Total liabilities held for sale	328.2	551.3
Net assets held for sale	$474.4	$750.5

(a)

Resources’ investment in Mexico at Dec. 31, 2004 consisted of a secured loan receivable (including accrued interest income) of $82.5 million from a Mexican development company, LDM Utility Co., S.A. de C.V. (LDMU), to build the utility infrastructure of a master planned resort community. In February 2005, Resources completed the transfer of ownership and control of the project by acquiring a 97% interest in LDMU for an immaterial cash expenditure. Effective with the transfer of ownership, Alliant Energy removed the loan receivable from “Investments” and recorded $83 million in “Property, plant and equipment, net” related to the real estate, golf course and utility assets owned by LDMU.

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2005	2004	2003
Cash flows from operating activities (excluding intercompany cash flows)	$12.3	$63.3	$33.9
Distributions to continuing operations	(47.1)	(20.2)	(5.9)
Net cash flows from (used for) operating activities	(34.8)	43.1	28.0

Cash flows from (used for) investing activities (excl. intercompany cash flows)	2.9	(7.6)	(25.3)
Distributions to continuing operations	(30.0)	--	--
Net cash flows used for investing activities	(27.1)	(7.6)	(25.3)

Cash flows used for financing activities (excl. intercompany cash flows)	(5.2)	(3.3)	(47.9)
Net change in loans with continuing operations	15.6	(32.9)	48.9
Net cash flows from (used for) financing activities	10.4	(36.2)	1.0

Net increase (decrease) in cash and temporary cash investments	(51.5)	(0.7)	3.7
Cash and temporary cash investments held for sale at beginning of period	62.2	62.9	59.2
Cash and temporary cash investments held for sale at end of period	$10.7	$62.2	$62.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$3.6	$2.4	$21.5
Income taxes, net of refunds	($0.6)	($3.6)	($33.4)

(17)  SALE OF WPL’S INTEREST IN KEWAUNEE

In July 2005, WPL completed the sale of its interest in Kewaunee to a subsidiary of Dominion Resources, Inc. (Dominion) and received proceeds of $75 million (after $4 million of post-closing adjustments), which it used for debt reduction. The sale proceeds are subject to further adjustments for an indemnity issued by WPL to cover certain potential costs Dominion may incur related to the unplanned outage at Kewaunee in 2005. WPL recognized a $6 million obligation, the maximum exposure under the indemnity at closing, all of which was outstanding at Dec. 31, 2005. As of the closing date, WPL’s share of the carrying value of the Kewaunee assets and liabilities sold was as follows (in millions):

Assets:		Liabilities:
Investments	$172	AROs	$207
Property, plant and equipment, net *	85	Regulatory liabilities	46
Other	77		$253
	$334

* Includes nuclear fuel, net of amortization

The sale of Kewaunee resulted in a loss of approximately $16 million (excluding the benefits of the non-qualified decommissioning trust assets discussed below), which included the proceeds from the sale less the net assets identified in the above table, adjusted by an estimate for the fair value of the indemnity and transaction-related closing costs. The loss was reflected as a regulatory asset given the PSCW approved the deferral of any loss and related costs of sale. Refer to Note 1(c) for further discussion.

WPL previously established two decommissioning funds to cover the eventual decommissioning of Kewaunee. Upon the sale closing, Dominion received WPL’s qualified decommissioning trust assets, which had a value of $172 million as of closing, and assumed responsibility for the eventual decommissioning of Kewaunee. WPL retained ownership of the non-qualified decommissioning trust assets, which had a value of $83 million as of closing. In July 2005, WPL liquidated the retail portion of $60 million of its non-qualified decommissioning trust assets and used a majority of the proceeds to repay short-term debt. At Dec. 31, 2005, the wholesale portion of WPL’s non-qualified decommissioning trust assets equaled $23 million and was recorded in “Other investments” on Alliant Energy’s and WPL’s Consolidated Balance Sheets. Refer to Note 1(c) for discussion of WPL’s refunds of the non-qualified decommissioning trust assets to its retail and wholesale customers.

Upon closing of the sale, WPL entered into a long-term purchased power agreement with Dominion to purchase energy and capacity at prices similar to what costs would have been had current ownership continued. The purchased power agreement extends through 2013, at which time Kewaunee’s current operating license will expire. At Dec. 31, 2005, WPL’s future minimum payments related to this agreement were $75 million for 2006, $79 million for 2007, $71 million for 2008, $83 million for 2009, $82 million for 2010 and $213 million for 2011 through 2013. These amounts are included in the purchased power commitments included in Note 11(b). In April 2004, WPL entered into an exclusivity agreement with Dominion. Under this agreement, if Dominion decides to extend the operating license of Kewaunee, Dominion must negotiate only with WPL and WPSC for new purchased power agreements for the parties’ respective share of the plant output that would extend beyond Kewaunee’s current operating license termination date. The exclusivity period extends until December 2011. Under the purchased power agreement, if Kewaunee is off-line for a forced outage during the term of the agreement, Dominion has the obligation to provide replacement power to WPL or pay performance damages to WPL based on the amount of energy not delivered and the price of energy in the market at the Kewaunee pricing location during the forced outage.

WPL’s assets and liabilities related to the Kewaunee sale agreement as of Dec. 31, 2004 have been reclassified as held for sale on Alliant Energy’s and WPL’s Consolidated Balance Sheets. Refer to Note 16 for further discussion.

(18)  SALE OF IPL’S INTEREST IN DAEC

In January 2006, IPL completed the sale of its 70% ownership interest in DAEC to FPL Energy Duane Arnold, LLC (FPL Energy), a subsidiary of FPL Group, Inc. Under the sales agreement, FPL Energy purchased IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and material and supplies) and assumed various liabilities of IPL in exchange for net proceeds of approximately $329 million. Such proceeds were net of purchase price adjustments, cash payments made at closing to FPL Energy of approximately $30 million, and approximately $7 million in certain transaction related costs. IPL used $130 million of the net proceeds to reduce its short-term debt, $125 million to reduce its level of accounts receivable sold and the remainder for investments in short-term securities and general corporate purposes. The cash payments made by IPL to FPL Energy at closing were in connection with FPL Energy’s assumption of decommissioning, employee benefit and certain other liabilities related to DAEC. The sales proceeds and related cash payments are subject to various post-closing adjustments. In addition to the proceeds received by IPL, other Alliant Energy subsidiaries received approximately $7 million in proceeds from FPL Energy related to other property purchased by FPL Energy and reimbursement for Alliant Energy’s forfeiture of its membership interest in the NMC upon the sale of DAEC.

IPL previously established two decommissioning funds to cover the eventual decommissioning of DAEC. Upon closing of the sale, FPL Energy assumed responsibility for the eventual decommissioning of the facility and received the equivalent of $203 million of nuclear decommissioning trust assets, which included the qualified and non-qualified decommissioning trust fund assets of IPL valued at $188 million as of Dec. 31, 2005, and a cash payment. On the closing date, the value of the decommissioning funds and the cash payments made exceeded the $203 million in decommissioning trust assets required to be transferred to FPL Energy by approximately $8 million. The $8 million of excess decommissioning trust assets will be retained by IPL and will be included with the regulatory liability related to the sale, which is discussed in more detail below.

In a related transaction in January 2006, IPL retired its capital lease obligation, including interest through the closing date, covering its 70% undivided interest in nuclear fuel for DAEC for approximately $40 million. IPL’s capital lease obligation was recorded in “Other current liabilities” and “Current capital lease obligations” on Alliant Energy’s and IPL’s Consolidated Balance Sheets, respectively, at Dec. 31, 2005.

The expected after-tax gain resulting from IPL’s portion of the sale will serve as the basis to establish a regulatory liability pursuant to the IUB order approving the sale. The regulatory liability will be used to offset AFUDC for future investments in new generation sited in Iowa. The regulatory liability will earn interest at a rate equivalent to the monthly average U.S. Treasury for three-year maturities. Due to the regulatory treatment, IPL does not expect the sale will have a significant impact on its operating results in 2006. At Dec. 31, 2005, IPL’s share of the carrying value of the assets and liabilities included within the sale agreement was as follows (in millions):

Assets:		Liabilities:
Investments	$188	AROs	$179
Property, plant and equipment, net *	242	Regulatory liabilities	48
Other	29		$227
	$459

* Includes nuclear fuel, net of amortization

IPL’s assets and liabilities related to the DAEC sale agreement have been classified as held for sale on Alliant Energy’s and IPL’s Consolidated Balance Sheets as of Dec. 31, 2005 and 2004. Refer to Note 16 for additional information.

Upon closing of the sale, IPL entered into a long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement extends through February 2014, concurrent with expiration of DAEC’s current operating license. The structure of the purchased power agreement is anticipated to result in costs for IPL’s electric customers that are lower than would be anticipated under IPL’s continued ownership. IPL’s current estimate of future payments, assuming a 90% capacity factor, related to this agreement are $141 million for 2006, $154 million for 2007, $156 million for 2008, $165 million for 2009, $169 million for 2010, and $584 million thereafter. The fixed monthly capacity payment in the agreement corresponds to IPL’s projected revenue requirement. The monthly variable payment to FPL Energy varies directly with the amount of energy delivered to IPL, which is based on a target capacity factor of 90%. If in a given month, FPL Energy delivers less than the energy amount corresponding to the 90% capacity factor, there will be a reduction in the energy payment by IPL to reflect the lower fuel consumption as well as a corresponding adjustment in the capacity payment to FPL Energy to proportionally compensate IPL for the under-delivery. This will ultimately result in a reduction in the DAEC component of the energy adjustment clause recovered from customers. The converse is also true if the delivered energy exceeds the target amount. Under the purchased power agreement, if DAEC is off-line for a planned or forced outage during the term of the agreement, FPL Energy has the option, but not the obligation, to provide replacement power to IPL.

(19) ASSET RETIREMENT OBLIGATIONS

SFAS 143 requires that when an asset is placed in service the present value of any retirement costs associated with that asset for which Alliant Energy has a legal obligation must be recorded as a liability with an equivalent amount added to the asset cost. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. On Dec. 31, 2005, Alliant Energy adopted FIN 47, which clarifies the term “conditional AROs,” as discussed in SFAS 143, and when an entity would have sufficient information to reasonably estimate the fair value of an ARO. FIN 47 concludes that conditional AROs are within the scope of SFAS 143.

The scope of SFAS 143 and FIN 47 as it relates to Alliant Energy applies to the removal, closure or dismantlement of several assets including, but not limited to, active ash landfills, water intake facilities, above and underground storage tanks, groundwater wells, transmission and distribution equipment, easements, leases and the dismantlement of certain hydro facilities. It also applies to the remediation of asbestos, coal yards, ash ponds and polychlorinated biphenyls (PCB) contamination. Upon the adoption of FIN 47, AROs were recognized for asbestos contamination, remediation of active landfills, PCB contamination and removal costs for above ground storage tanks.

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	2005			2004
			Alliant			Alliant
	IPL	WPL	Energy	IPL	WPL	Energy
Balance at Jan. 1	$--	$0.9	$0.9	$--	$0.6	$0.6
Adoption of FIN 47	24.9	10.0	34.9	--	--	--
Accretion expense	--	--	--	--	0.3	0.3
Balance at Dec. 31	$24.9	$10.9	$35.8	$--	$0.9	$0.9

If FIN 47 had been adopted as of Jan. 1, 2003, IPL and WPL would have recorded FIN 47 ARO liabilities of $23.5 million and $9.3 million at Dec. 31, 2004 and $21.5 million and $8.8 million at Dec. 31, 2003, respectively. Upon adoption of SFAS 143 on Jan. 1, 2003, Alliant Energy recognized a $3.9 million impact as a cumulative effect of a change in accounting principle at WPC (in 2003, Alliant Energy completed an IPO of WPC).

Refer to Notes 17 and 18 for AROs included in liabilities held for sale relating to the sales of WPL’s and IPL’s interests in Kewaunee and DAEC, respectively.

(20)  VARIABLE INTEREST ENTITIES

FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine) for the Riverside and RockGen plant purchased power agreements, to determine whether the counterparties are variable interest entities per FIN 46R, and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. In 2005 and 2004, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside agreement were $65 million and $39 million, respectively. The Riverside plant was placed in service in June 2004. In 2005, 2004 and 2003, WPL’s costs, excluding fuel costs, related to the RockGen agreement were $18 million, $33 million and $33 million, respectively.

In December 2005, Calpine filed voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code. The RockGen facility is part of the bankruptcy proceedings but the Riverside facility is excluded. WPL utilizes the RockGen facility primarily for capacity. Alliant Energy is currently evaluating its options should the purchased power agreement be terminated by the bankruptcy trustees.

(21)  RELATED PARTIES

(a) ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. ATC billed WPL $52 million, $48 million and $41 million in 2005, 2004 and 2003, respectively. WPL billed ATC $9.3 million, $13 million and $12 million in 2005, 2004 and 2003, respectively. At Dec. 31, 2005 and 2004, WPL owed ATC net amounts of $3.7 million and $2.9 million, respectively. ATC also provides operation and maintenance services to IPL and billed IPL $2.9 million, $2.8 million and $2.8 million in 2005, 2004 and 2003, respectively. In addition, in 2004, ATC received deposits from Resources of $3.6 million related to the construction of SFEF. These deposits were returned to Resources in 2005.

(b) NMC - Alliant Energy received services from NMC for the management and operation of DAEC and Kewaunee. NMC billed IPL $81 million, $57 million and $79 million in 2005, 2004 and 2003, respectively, for its allocated portion for DAEC. At Dec. 31, 2005 and 2004, IPL owed NMC $9.0 million and $8.8 million, respectively. NMC billed WPL indirectly, through WPSC, $18 million, $34 million and $33 million in 2005, 2004 and 2003, respectively, for its allocated portion for Kewaunee. Refer to Notes 17 and 18 for discussion of WPL’s and IPL’s sales of their interests in Kewaunee and DAEC, respectively. As a result of these sales, Alliant Energy will no longer receive services from NMC.

(22)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the senior notes and exchangeable senior notes issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2005
Operating revenues:
Utility:
Electric	$-	$-	$2,320.6	$-	$2,320.6
Gas	-	-	685.1	-	685.1
Other	-	-	85.6	-	85.6
Non-regulated	-	195.6	287.9	(295.2)	188.3

	-	195.6	3,379.2	(295.2)	3,279.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,009.3	-	1,009.3
Cost of gas sold	-	-	504.6	-	504.6
Other operation and maintenance	-	-	698.5	-	698.5
Non-regulated operation and maintenance	2.3	175.1	257.3	(264.7)	170.0
Depreciation and amortization	0.1	16.7	326.3	(22.8)	320.3
Taxes other than income taxes	-	5.5	102.9	(7.4)	101.0

	2.4	197.3	2,898.9	(294.9)	2,803.7

Operating income (loss)	(2.4)	(1.7)	480.3	(0.3)	475.9

Interest expense and other:
Interest expense	0.3	77.4	111.7	(13.6)	175.8
Loss on early extinguishment of debt	-	54.4	-	-	54.4
Equity income from unconsolidated investments	-	(33.2)	(26.4)	-	(59.6)
Asset valuation charges - Brazil investments	-	334.3	-	-	334.3
Allowance for funds used during construction	-	-	(10.1)	0.1	(10.0)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	2.7	(39.3)	(6.1)	1.5	(41.2)

	3.0	393.6	87.8	(12.0)	472.4

Income (loss) from continuing operations before income taxes	(5.4)	(395.3)	392.5	11.7	3.5

Income tax expense (benefit)	2.7	(197.6)	140.8	1.2	(52.9)

Income (loss) from continuing operations	(8.1)	(197.7)	251.7	10.5	56.4

Loss from discontinued operations, net of tax	-	(64.1)	-	-	(64.1)

Net income (loss)	($8.1)	($261.8)	$251.7	$10.5	($7.7)

Year Ended Dec. 31, 2004
Operating revenues:
Utility:
Electric	$-	$-	$2,009.0	$-	$2,009.0
Gas	-	-	569.8	-	569.8
Other	-	-	90.6	-	90.6
Non-regulated	-	141.2	328.7	(334.5)	135.4

	-	141.2	2,998.1	(334.5)	2,804.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	747.4	-	747.4
Cost of gas sold	-	-	396.9	-	396.9
Other operation and maintenance	-	-	707.2	-	707.2
Non-regulated operation and maintenance	4.8	128.7	297.7	(303.3)	127.9
Depreciation and amortization	0.1	17.4	318.1	(18.7)	316.9
Taxes other than income taxes	-	6.0	102.2	(8.0)	100.2

	4.9	152.1	2,569.5	(330.0)	2,396.5

Operating income (loss)	(4.9)	(10.9)	428.6	(4.5)	408.3

Interest expense and other:
Interest expense	0.8	74.9	105.0	(3.8)	176.9
Loss on early extinguishment of debt	-	8.9	-	-	8.9
Equity income from unconsolidated investments	-	(9.4)	(24.9)	-	(34.3)
Allowance for funds used during construction	-	-	(18.7)	0.2	(18.5)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(154.0)	(49.8)	(2.7)	153.5	(53.0)

	(153.2)	24.6	77.4	149.9	98.7

Income (loss) from continuing operations before income taxes	148.3	(35.5)	351.2	(154.4)	309.6

Income tax expense (benefit)	2.8	(39.5)	129.4	(1.5)	91.2

Income from continuing operations	145.5	4.0	221.8	(152.9)	218.4

Loss from discontinued operations, net of tax	-	(72.9)	-	-	(72.9)

Net income (loss)	$145.5	($68.9)	$221.8	($152.9)	$145.5

Alliant Energy Corporation Condensed Consolidating Statement of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2003
Operating revenues:
Utility:
Electric	$-	$-	$1,917.1	$-	$1,917.1
Gas	-	-	566.9	-	566.9
Other	-	-	104.2	-	104.2
Non-regulated	-	143.7	331.2	(337.1)	137.8

	-	143.7	2,919.4	(337.1)	2,726.0

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	730.6	-	730.6
Cost of gas sold	-	-	396.1	-	396.1
Other operation and maintenance	-	-	701.8	-	701.8
Non-regulated operation and maintenance	2.7	133.3	287.7	(295.1)	128.6
Depreciation and amortization	-	18.4	284.7	(16.3)	286.8
Taxes other than income taxes	-	6.0	90.2	(7.3)	88.9

	2.7	157.7	2,491.1	(318.7)	2,332.8

Operating income (loss)	(2.7)	(14.0)	428.3	(18.4)	393.2

Interest expense and other:
Interest expense	9.1	96.3	106.0	(6.3)	205.1
Loss on early extinguishment of debt	1.7	15.2	-	-	16.9
Equity (income) loss from unconsolidated investments	-	3.3	(20.9)	-	(17.6)
Allowance for funds used during construction	-	-	(20.8)	0.1	(20.7)
Preferred dividend requirements of subsidiaries	-	-	16.9	-	16.9
Interest income and other	(198.6)	(32.1)	12.6	183.4	(34.7)

	(187.8)	82.7	93.8	177.2	165.9

Income (loss) from continuing operations before income taxes	185.1	(96.7)	334.5	(195.6)	227.3

Income tax expense (benefit)	1.6	(63.0)	138.1	(1.1)	75.6

Income (loss) from continuing operations	183.5	(33.7)	196.4	(194.5)	151.7

Income from discontinued operations, net of tax	-	37.8	-	-	37.8

Income before cumulative effect of changes in
accounting principles	183.5	4.1	196.4	(194.5)	189.5

Cumulative effect of changes in accounting principles, net of tax	-	(6.0)	-	-	(6.0)

Net income (loss)	$183.5	($1.9)	$196.4	($194.5)	$183.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2005

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,887.3	$-	$5,887.3
Other plant in service	-	-	1,188.4	-	1,188.4
Accumulated depreciation	-	-	(2,741.7)	-	(2,741.7)
Leased Sheboygan Falls Energy Facility, net	-	-	120.2	(120.2)	-
Other, net	-	-	137.5	-	137.5

Total utility	-	-	4,591.7	(120.2)	4,471.5

Non-regulated and other, net	-	203.1	53.6	138.0	394.7

	-	203.1	4,645.3	17.8	4,866.2

Current assets:
Cash and temporary cash investments	160.4	12.6	32.3	-	205.3
Restricted cash	-	17.5	1.9	-	19.4
Production fuel, at average cost	-	-	55.7	-	55.7
Gas stored underground, at average cost	-	-	92.1	-	92.1
Regulatory assets	-	-	86.3	-	86.3
Assets held for sale	-	286.9	515.7	-	802.6
Other	47.5	49.6	555.3	(130.4)	522.0

	207.9	366.6	1,339.3	(130.4)	1,783.4

Investments:
Consolidated subsidiaries	2,221.2	-	-	(2,221.2)	-
Investments in unconsolidated foreign entities	-	188.6	-	-	188.6
Other	14.1	11.3	216.1	-	241.5

	2,235.3	199.9	216.1	(2,221.2)	430.1

Other assets	7.7	188.5	667.8	(210.6)	653.4

Total assets	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2005

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,789.9	$255.3	$1,375.2	($1,630.5)	$1,789.9
Retained earnings	741.9	(217.7)	893.1	(675.0)	742.3
Accumulated other comprehensive loss	(84.6)	(33.9)	(50.7)	84.6	(84.6)
Shares in deferred compensation trust	(7.1)	-	-	-	(7.1)

Total common equity	2,440.1	3.7	2,217.6	(2,220.9)	2,440.5

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	582.2	1,332.6	-	1,914.8

	2,440.1	585.9	3,794.0	(2,220.9)	4,599.1

Current liabilities:
Current maturities	-	91.7	60.0	-	151.7
Commercial paper	-	-	263.0	-	263.0
Accounts payable	1.2	24.3	384.1	(54.3)	355.3
Regulatory liabilities	-	-	96.2	-	96.2
Liabilities held for sale	-	93.7	234.5	-	328.2
Other	8.4	166.9	287.4	(76.8)	385.9

	9.6	376.6	1,325.2	(131.1)	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.6)	(32.0)	563.8	0.1	529.3
Pension and other benefit obligations	2.6	4.6	268.1	(18.6)	256.7
Other	1.2	18.5	917.4	(173.9)	763.2

	1.2	(8.9)	1,749.3	(192.4)	1,549.2

Minority interest	-	4.5	-	-	4.5

Total capitalization and liabilities	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2004

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,554.8	$-	$5,554.8
Other plant in service	-	-	1,175.7	-	1,175.7
Accumulated depreciation	-	-	(2,619.1)	-	(2,619.1)
Other, net	-	-	160.7	-	160.7

Total utility	-	-	4,272.1	-	4,272.1

Non-regulated and other, net	-	328.3	65.0	(0.1)	393.2

	-	328.3	4,337.1	(0.1)	4,665.3

Current assets:
Cash and temporary cash investments	101.1	66.9	34.4	-	202.4
Restricted cash	-	8.4	4.8	-	13.2
Production fuel, at average cost	-	-	42.4	-	42.4
Gas stored underground, at average cost	-	-	64.9	-	64.9
Regulatory assets	-	-	61.7	-	61.7
Assets held for sale	-	506.2	795.6	-	1,301.8
Other	1.2	62.6	449.0	(56.4)	456.4

	102.3	644.1	1,452.8	(56.4)	2,142.8

Investments:
Consolidated subsidiaries	2,443.3	-	-	(2,443.3)	-
Investments in unconsolidated foreign entities	-	442.3	-	-	442.3
Other	13.2	54.8	255.6	-	323.6

	2,456.5	497.1	255.6	(2,443.3)	765.9

Other assets	7.2	61.6	682.6	(50.2)	701.2

Total assets	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2004

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,763.3	$250.4	$1,374.9	($1,625.3)	$1,763.3
Retained earnings	871.9	44.1	841.0	(885.1)	871.9
Accumulated other comprehensive loss	(67.1)	(46.2)	(20.9)	67.1	(67.1)
Shares in deferred compensation trust	(6.7)	--	--	--	(6.7)

Total common equity	2,561.4	248.3	2,195.0	(2,443.3)	2,561.4

Cumulative preferred stock of subsidiaries, net	--	--	243.8	--	243.8
Long-term debt, net (excluding current portion)	--	889.8	1,399.6	--	2,289.4

	2,561.4	1,138.1	3,838.4	(2,443.3)	5,094.6

Current liabilities:
Current maturities	--	5.9	90.6	--	96.5
Commercial paper	--	--	83.0	--	83.0
Accounts payable	2.0	12.8	298.1	(48.7)	264.2
Regulatory liabilities	--	--	27.6	--	27.6
Liabilities held for sale	--	142.4	408.9	--	551.3
Other	1.5	70.8	259.5	(7.8)	324.0

	3.5	231.9	1,167.7	(56.5)	1,346.6

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.8)	111.3	667.0	--	775.5
Pension and other benefit obligations	3.7	5.2	191.9	(15.0)	185.8
Other	0.2	39.8	863.1	(35.2)	867.9

	1.1	156.3	1,722.0	(50.2)	1,829.2

Minority interest	--	4.8	--	--	4.8

Total capitalization and liabilities	$2,566.0	$1,531.1	$6,728.1	($2,550.0)	$8,275.2

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended Dec. 31, 2005

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)

Continuing Operations:
Net cash flows from (used for) operating activities	($13.6)	$137.5	$485.6	($9.3)	$600.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	--	--	(457.5)	0.3	(457.2)
Non-regulated businesses	--	(60.3)	--	--	(60.3)
Alliant Energy Corporate Services, Inc. and other	(0.1)	--	(10.0)	--	(10.1)
Purchases of emission allowances	--	--	(70.7)	--	(70.7)
Sales of emission allowances	--	--	74.0	--	74.0
Proceeds from other asset sales	--	42.7	81.2	(0.3)	123.6
Purchases of securities within nuclear decommissioning trusts	--	--	(83.6)	--	(83.6)
Sales of securities within nuclear decommissioning trusts	--	--	151.2	--	151.2
Changes in restricted cash within nuclear decommissioning trusts	--	--	(21.1)	--	(21.1)
Other	205.4	66.6	(1.9)	(204.8)	65.3

Net cash flows from (used for) investing activities	205.3	49.0	(338.4)	(204.8)	(288.9)

Cash flows used for financing activities:
Common stock dividends	(121.9)	--	(199.6)	199.6	(121.9)
Proceeds from issuance of common stock	29.3	--	--	--	29.3
Proceeds from issuance of long-term debt	--	167.4	88.4	--	255.8
Reductions in long-term debt	--	(385.2)	(186.7)	--	(571.9)
Net change in commercial paper and other short-term borrowings	(39.7)	39.8	179.9	--	180.0
Other	(0.1)	(62.8)	(31.3)	14.5	(79.7)

Net cash flows used for financing activities	(132.4)	(240.8)	(149.3)	214.1	(308.4)

Net increase (decrease) in cash and temporary cash investments	59.3	(54.3)	(2.1)	--	2.9

Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	--	202.4

Cash and temporary cash investments at end of period	$160.4	$12.6	$32.3	$-	$205.3

Discontinued Operations:
Net cash flows used for operating activities	$-	($34.8)	$-	$-	($34.8)
Net cash flows used for investing activities	--	(27.1)	--	--	(27.1)
Net cash flows from financing activities	--	10.4	--	--	10.4

Net decrease in cash and temporary cash investments	--	(51.5)	--	--	(51.5)
Cash and temporary cash investments held for sale at beginning of period	--	62.2	--	--	62.2

Cash and temporary cash investments held for sale at end of period	$-	$10.7	$-	$-	$10.7

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Year Ended Dec. 31, 2004	(in millions)

Continuing Operations:
Net cash flows from (used for) operating activities	$142.5	($23.3)	$550.6	($171.6)	$498.2

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	--	--	(538.6)	--	(538.6)
Non-regulated businesses	--	(79.4)	--	--	(79.4)
Alliant Energy Corporate Services, Inc. and other	--	--	(15.4)	--	(15.4)
Proceeds from asset sales	--	40.0	2.3	--	42.3
Purchases of securities within nuclear decommissioning trusts	--	--	(244.6)	--	(244.6)
Sales of securities within nuclear decommissioning trusts	--	--	376.4	--	376.4
Changes in restricted cash within nuclear decommissioning trusts	--	--	(146.8)	--	(146.8)
Other	(79.4)	(13.6)	(15.3)	79.9	(28.4)

Net cash flows used for investing activities	(79.4)	(53.0)	(582.0)	79.9	(634.5)

Cash flows from financing activities:
Common stock dividends	(114.0)	--	(191.0)	191.0	(114.0)
Proceeds from issuance of common stock	115.1	--	--	--	115.1
Proceeds from issuance of long-term debt	--	68.6	225.0	--	293.6
Reductions in long-term debt	--	(47.5)	(62.0)	--	(109.5)
Net change in commercial paper and other short-term borrowings	1.1	(0.3)	(25.3)	--	(24.5)
Other	--	40.9	57.0	(99.3)	(1.4)

Net cash flows from financing activities	2.2	61.7	3.7	91.7	159.3

Net increase (decrease) in cash and temporary cash investments	65.3	(14.6)	(27.7)	--	23.0

Cash and temporary cash investments at beginning of period	35.8	81.5	62.1	--	179.4

Cash and temporary cash investments at end of period	$101.1	$66.9	$34.4	$-	$202.4

Discontinued Operations:
Net cash flows from operating activities	$-	$43.1	$-	$-	$43.1
Net cash flows used for investing activities	--	(7.6)	--	--	(7.6)
Net cash flows used for financing activities	--	(36.2)	--	--	(36.2)

Net decrease in cash and temporary cash investments	--	(0.7)	--	--	(0.7)
Cash and temporary cash investments held for sale at beginning of period	--	62.9	--	--	62.9

Cash and temporary cash investments held for sale at end of period	$-	$62.2	$-	$-	$62.2

Year Ended Dec. 31, 2003
Continuing Operations:
Net cash flows from (used for) operating activities	$199.5	($42.1)	$492.6	($211.4)	$438.6

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	--	--	(689.7)	108.9	(580.8)
Non-regulated businesses	--	(225.2)	--	--	(225.2)
Alliant Energy Corporate Services, Inc. and other	(0.1)	--	(9.5)	--	(9.6)
Proceeds from asset sales	--	609.5	21.8	(108.9)	522.4
Purchases of securities within nuclear decommissioning trusts	--	--	(206.6)	--	(206.6)
Sales of securities within nuclear decommissioning trusts	--	--	196.1	--	196.1
Changes in restricted cash within nuclear decommissioning trusts	--	--	(3.6)	--	(3.6)
Other	(403.5)	(18.0)	56.8	403.2	38.5

Net cash flows from (used for) investing activities	(403.6)	366.3	(634.7)	403.2	(268.8)

Cash flows from (used for) financing activities:
Common stock dividends	(101.3)	--	(159.7)	159.7	(101.3)
Proceeds from issuance of common stock	345.6	--	--	--	345.6
Proceeds from issuance of preferred stock of subsidiary	--	--	38.7	--	38.7
Proceeds from issuance of long-term debt	--	60.0	275.0	--	335.0
Reductions in long-term debt	(24.0)	(76.6)	(266.5)	--	(367.1)
Net change in commercial paper and other short-term borrowings	23.0	(165.4)	(30.6)	--	(173.0)
Other	(3.4)	(64.9)	331.7	(351.5)	(88.1)

Net cash flows from (used for) financing activities	239.9	(246.9)	188.6	(191.8)	(10.2)

Net increase in cash and temporary cash investments	35.8	77.3	46.5	--	159.6

Cash and temporary cash investments at beginning of period	--	4.2	15.6	--	19.8

Cash and temporary cash investments at end of period	$35.8	$81.5	$62.1	$-	$179.4

Discontinued Operations:
Net cash flows from operating activities	$-	$28.0	$-	$-	$28.0
Net cash flows used for investing activities	--	(25.3)	--	--	(25.3)
Net cash flows from financing activities	--	1.0	--	--	1.0

Net increase in cash and temporary cash investments	--	3.7	--	--	3.7
Cash and temporary cash investments held for sale at beginning of period	--	59.2	--	--	59.2

Cash and temporary cash investments held for sale at end of period	$-	$62.9	$-	$-	$62.9

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Year Ended Dec. 31, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.3	$64.1	$117.6	$-	$182.0
Income taxes, net of refunds	5.5	(119.7)	196.9	--	82.7
Noncash investing and financing activities:
Capital lease obligations incurred	--	--	129.7	(123.8)	5.9

Year Ended Dec. 31, 2004
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$3.3	$74.3	$99.1	$-	$176.7
Income taxes, net of refunds	(2.5)	(2.3)	38.0	--	33.2
Noncash investing and financing activities:
Capital lease obligations incurred	--	--	17.7	--	17.7

Year Ended Dec. 31, 2003
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$9.1	$83.4	$104.1	$-	$196.6
Income taxes, net of refunds	(27.3)	(87.8)	131.4	--	16.3
Noncash investing and financing activities:
Debt repaid directly by buyer in the sale of Australian business	--	127.6	--	--	127.6
Debt assumed by buyer of affordable housing business	--	88.0	--	--	88.0
Capital lease obligations incurred	--	--	14.8	--	14.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2006

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003

	(in millions)
Operating revenues:
Electric utility	$1,246.7	$1,069.2	$1,007.0
Gas utility	362.8	316.0	294.5
Steam and other	72.2	74.4	69.7

	1,681.7	1,459.6	1,371.2

Operating expenses:
Electric production fuel and purchased power	408.5	315.9	320.9
Cost of gas sold	272.7	231.1	209.8
Other operation and maintenance	439.4	426.2	406.6
Depreciation and amortization	196.9	188.4	163.4
Taxes other than income taxes	60.2	57.8	51.1

	1,377.7	1,219.4	1,151.8

Operating income	304.0	240.2	219.4

Interest expense and other:
Interest expense	67.7	67.9	65.4
Allowance for funds used during construction	(6.7)	(14.0)	(16.7)
Interest income and other	(2.9)	(1.1)	(1.3)

	58.1	52.8	47.4

Income before income taxes	245.9	187.4	172.0

Income taxes	80.8	61.7	71.3

Net income	165.1	125.7	100.7

Preferred dividend requirements	15.4	15.4	13.6

Earnings available for common stock	$149.7	$110.3	$87.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2004

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,840.2	$3,649.4
Gas plant in service	360.5	345.1
Steam plant in service	61.1	60.2
Other plant in service	225.4	215.8
Accumulated depreciation	(1,687.1)	(1,581.5)

Net plant	2,800.1	2,689.0
Construction work in progress	81.3	94.0
Other, less accumulated depreciation of $3.6 and $3.1	1.8	3.1

	2,883.2	2,786.1

Current assets:
Cash and temporary cash investments	0.7	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $2.5 and $1.6	103.3	95.3
Associated companies	1.7	1.8
Other, less allowance for doubtful accounts of $0.1 and $1.0	27.6	25.4
Income tax refunds receivable	27.5	2.3
Production fuel, at average cost	35.5	26.5
Materials and supplies, at average cost	16.0	18.5
Gas stored underground, at average cost	51.9	34.6
Regulatory assets	53.6	40.6
Assets held for sale	489.6	486.7
Other	14.8	10.3

	822.2	742.1

Investments	15.6	14.9

Other assets:
Regulatory assets	180.3	278.7
Deferred charges and other	75.3	47.3

	255.6	326.0

Total assets	$3,976.6	$3,869.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.4	746.3
Retained earnings	420.5	380.7
Accumulated other comprehensive loss	(47.5)	(18.1)

Total common equity	1,152.8	1,142.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	893.3	960.4

	2,229.9	2,286.5

Current liabilities:
Current maturities	60.0	2.7
Commercial paper	169.5	36.0
Capital lease obligations	40.2	13.7
Accounts payable	146.4	125.5
Accounts payable to associated companies	18.9	21.0
Regulatory liabilities	10.0	3.8
Accrued interest	17.0	16.8
Accrued taxes	67.8	68.1
Liabilities held for sale	232.3	212.8
Other	46.0	40.0

	808.1	540.4

Other long-term liabilities and deferred credits:
Deferred income taxes	341.6	433.0
Deferred investment tax credits	20.9	24.1
Regulatory liabilities	356.3	388.8
Pension and other benefit obligations	124.5	77.4
Other	95.3	118.9

	938.6	1,042.2

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$3,976.6	$3,869.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

	(in millions)
Cash flows from operating activities:
Net income	$165.1	$125.7	$100.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	196.9	188.4	163.4
Other amortizations	21.3	21.6	18.5
Deferred tax expense (benefit) and investment tax credits	7.6	34.6	35.1
Refueling outage provision	(5.2)	4.9	(8.9)
Other	(3.3)	(10.7)	(9.0)
Other changes in assets and liabilities:
Accounts receivable	(35.1)	0.9	20.9
Sale of accounts receivable	25.0	(51.0)	40.0
Income tax refunds receivable	(25.2)	32.5	(28.4)
Regulatory assets	107.4	(37.2)	(38.6)
Accounts payable	34.0	24.7	3.4
Regulatory liabilities	(68.7)	5.8	15.9
Deferred income taxes	(86.0)	44.1	(18.9)
Benefit obligations and other	(1.8)	(36.7)	28.3

Net cash flows from operating activities	332.0	347.6	322.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(272.2)	(327.1)	(538.0)
Purchases of emission allowances	(70.7)	--	--
Sales of emission allowances	74.0	--	--
Purchases of securities within nuclear decommissioning trusts	(77.5)	(35.1)	(38.4)
Sales of securities within nuclear decommissioning trusts	67.8	18.7	21.2
Changes in restricted cash within nuclear decommissioning trusts	(3.8)	4.3	6.0
Other	(25.6)	(30.5)	16.6

Net cash flows used for investing activities	(308.0)	(369.7)	(532.6)

Cash flows from (used for) financing activities:
Common stock dividends	(109.9)	(102.0)	(89.1)
Preferred stock dividends	(15.4)	(15.4)	(13.6)
Capital contribution from parent	--	100.0	168.8
Proceeds from issuance of preferred stock	--	--	38.7
Proceeds from issuance of long-term debt	88.4	125.0	200.0
Reductions in long-term debt	(98.7)	--	(196.5)
Net change in commercial paper	133.5	(71.5)	107.5
Principal payments under capital lease obligations	(13.2)	(13.4)	(13.3)
Other	(8.1)	(2.6)	3.7

Net cash flows from (used for) financing activities	(23.4)	20.1	206.2

Net increase (decrease) in cash and temporary cash investments	0.6	(2.0)	(4.0)

Cash and temporary cash investments at beginning of period	0.1	2.1	6.1

Cash and temporary cash investments at end of period	$0.7	$0.1	$2.1

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$75.7	$67.8	$65.2

Income taxes, net of refunds	$125.5	($7.8)	$63.1

Noncash investing and financing activities:
Capital lease obligations incurred	$5.9	$17.7	$14.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,152.8	$1,142.3

Cumulative preferred stock, net:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding, redeemable on or after March 15, 2013	150.0	150.0
7.1% series, 1,600,000 shares outstanding, redeemable on or after Sep. 15, 2008	40.0	40.0

	190.0	190.0
Less: discount	(6.2)	(6.2)

	183.8	183.8

Long-term debt, net:
Collateral Trust Bonds:
7.25% series, due 2006	60.0	60.0
6.875% series, due 2007	55.0	55.0
6% series, due 2008	50.0	50.0
7% series, retired early in 2005	-	50.0
5.5% series, retired early in 2005	-	19.4

	165.0	234.4
First Mortgage Bonds:
8% series, due 2007	25.0	25.0

Pollution Control Revenue Bonds:
3.6%, due 2008	2.3	2.3
6.25%, due 2009	1.0	1.0
Variable rate (3.89% at Dec. 31, 2005), due 2010, partially retired early in 2005	3.2	10.9
Variable rate (3.5% at Dec. 31, 2005), due 2014	38.4	-
3.6% through October 2008 (variable or fixed rate thereafter), due 2023	10.0	10.0
Variable rate (2.55% at Dec. 31, 2004), retired early in 2005	-	7.7
6.35%, retired early in 2005	-	5.7
6.3%, retired early in 2005	-	5.6
2.5%, matured in 2005	-	2.7

	54.9	45.9
Other:
Senior debentures, 6.625%, due 2009	135.0	135.0
Senior debentures, 6.75%, due 2011	200.0	200.0
Senior debentures, 5.875%, due 2018	100.0	100.0
Senior debentures, 5.5%, due 2025	50.0	-
Senior debentures, 6.45%, due 2033	100.0	100.0
Senior debentures, 6.3%, due 2034	125.0	125.0

	710.0	660.0

Total, gross	954.9	965.3
Less:
Current maturities	(60.0)	(2.7)
Unamortized debt discount, net	(1.6)	(2.2)

Total long-term debt, net	893.3	960.4

Total capitalization	$2,229.9	$2,286.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2003:
Beginning balance (a)	$33.4	$477.7	$374.4	($18.8)	$866.7
Earnings available for common stock			87.1		87.1
Minimum pension liability adjustment,
net of tax of $1.3				1.7	1.7

Total comprehensive income					88.8
Common stock dividends			(89.1)		(89.1)
Capital contribution from parent		168.8			168.8
Other		(0.4)			(0.4)

Ending balance	33.4	646.1	372.4	(17.1)	1,034.8

2004:
Earnings available for common stock			110.3		110.3
Minimum pension liability adjustment,
net of tax of ($1.0)				(1.0)	(1.0)

Total comprehensive income					109.3
Common stock dividends			(102.0)		(102.0)
Capital contribution from parent		100.0			100.0
Other		0.2			0.2

Ending balance	33.4	746.3	380.7	(18.1)	1,142.3

2005:
Earnings available for common stock			149.7		149.7
Minimum pension liability adjustment,
net of tax of ($16.6)				(29.4)	(29.4)

Total comprehensive income					120.3
Common stock dividends			(109.9)		(109.9)
Other		0.1			0.1

Ending balance	$33.4	$746.4	$420.5	($47.5)	$1,152.8

(a)	Accumulated other comprehensive loss at Jan. 1, 2003 consisted entirely of minimum pension liability adjustments.

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

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o), 1(r), 1(t)
Leases	Note 3
Sales of Accounts Receivable	Note 4
Income Taxes	Note 5 4th paragraph
Benefit Plans	Note 6(a) 1st, 2nd, 8th, 10th, 11th, 14th, 15th, 17th and 18th paragraphs
Common and Preferred Stock	Note 7(a) 2nd and 4th paragraphs and 7(b)
Debt	Note 8(a) and 8(b) 1st, 2nd, 7th and 9th paragraphs
Investments and Estimated Fair Value of
Financial Instruments	Note 9 1st, 2nd and 3rd paragraphs
Derivative Financial Instruments	Note 10(a) 1st, 2nd and 5th paragraphs and 10(b)
Commitments and Contingencies	Note 11(b), 11(c), 11(e), 11(f)
Jointly-Owned Electric Utility Plant	Note 12
Goodwill and Other Intangible Assets	Note 14
Sale of IPL’s Interest in the Duane Arnold
Energy Center (DAEC)	Note 18
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20 1st paragraph
Related Parties	Note 21

The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, transmission, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and the provision of steam and various other energy-related services. IPL’s primary service territories are located in Iowa and southern Minnesota.

(3)  LEASES

(a) Operating Leases - IPL’s operating lease rental expenses for 2005, 2004 and 2003 were $6.7 million, $6.7 million and $6.8 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $2.3 million, $2.7 million and $3.1 million for 2005, 2004 and 2003, respectively. At Dec. 31, 2005, IPL’s future minimum lease payments, excluding contingent rentals, were as follows (in millions):

									Present
								Less:	value of net
								amount	minimum
								representing	capital lease
	2006	2007	2008	2009	2010	Thereafter	Total	interest	payments
Operating leases	$6	$5	$5	$4	$3	$19	$42	n/a	n/a
Synthetic leases	1	1	1	2	4	--	9	n/a	n/a
Capital leases	40	--	--	--	--	--	40	$--	$40

The synthetic leases in the above table relate to the financing of utility railcars. The entities that lease these assets to IPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on IPL’s Consolidated Balance Sheets. IPL has guaranteed the residual value of its synthetic leases which total $6 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to five years. Residual value guarantee amounts have been included in the above table.

(5)  INCOME TAXES

The components of income taxes for IPL were as follows (in millions):

	2005	2004	2003
Current tax expense (benefit):
Federal	$66.1	$28.5	$31.6
State	9.9	(1.3)	5.1
Deferred tax expense (benefit):
Federal	8.0	40.1	32.5
State	3.0	(2.0)	6.2
Research and development tax credits	(2.8)	--	(0.4)
Amortization of investment tax credits and other	(3.4)	(3.6)	(3.7)
	$80.8	$61.7	$71.3

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2005, 2004 and 2003, IPL realized net benefits (expenses) of $6.6 million, ($1.3) million and $8.5 million, respectively, related to state apportionment and allocation of parent tax benefits.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.6	1.4	3.6
Effect of rate making on property related differences	1.5	2.3	6.3
Research and development tax credits	(1.1)	--	(0.2)
Amortization of investment tax credits	(1.3)	(1.9)	(2.1)
Adjustment of prior period taxes	(5.9)	(3.9)	0.7
Other items, net	1.1	--	(1.8)
Overall effective income tax rate	32.9%	32.9%	41.5%

In 2005, IPL recorded $7.5 million of income tax benefits related to the impact of issues resolved in a federal income tax audit, which are reflected in “Adjustment of prior period taxes” in the above table.

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2005			2004
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	($14.7)	$450.3	$435.6	($17.2)	$519.2	$502.0
Decommissioning	(30.4)	--	(30.4)	(16.4)	--	(16.4)
Mixed service costs	--	--	--	(30.0)	--	(30.0)
Pension and other benefit
obligations	(45.9)	--	(45.9)	(25.9)	--	(25.9)
Emission allowances	(14.7)	--	(14.7)	--	--	--
Other	(19.5)	24.8	5.3	--	3.6	3.6
	($125.2)	$475.1	$349.9	($89.5)	$522.8	$433.3

			2005			2004
Other current liabilities			$8.3			$0.3
Deferred income taxes			341.6			433.0
Total deferred tax liabilities			$349.9			$433.3

(6)  BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of IPL’s employees are covered by several non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for IPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. IPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2005, 2004 and 2003.

The components of IPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$6.5	$6.1	$5.1	$3.7	$3.4	$2.2
Interest cost	13.8	12.7	12.3	7.8	7.4	8.5
Expected return on plan assets	(16.0)	(13.5)	(11.5)	(5.2)	(4.8)	(3.9)
Amortization of:
Transition obligation (asset)	(0.2)	(0.2)	(0.2)	0.9	0.9	2.6
Prior service cost	1.3	1.3	1.3	(0.9)	(0.8)	(0.2)
Actuarial loss	2.0	2.0	1.9	3.4	2.9	1.6
Special termination benefits	--	--	--	0.5	--	--
	$7.4	$8.4	$8.9	$10.2	$9.0	$10.8

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Non-bargaining IPL employees
participating in other plans	$1.3	$3.0	$4.4	N/A	N/A	N/A
Allocated Corporate Services costs	3.5	3.5	3.2	$2.4	$2.6	$1.5

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2005, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.3	($1.1)
Effect on postretirement benefit obligation	$11.6	($10.6)

The benefit obligations and assets associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of IPL’s plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$226.8	$209.7	$133.2	$132.5
Service cost	6.5	6.1	3.7	3.4
Interest cost	13.8	12.7	7.8	7.4
Plan participants’ contributions	--	--	0.5	0.3
Plan amendments	--	--	(1.2)	(2.1)
Actuarial loss (gain)	28.8	6.0	(0.6)	0.1
Special termination benefits	--	--	0.5	--
Gross benefits paid	(8.5)	(7.7)	(8.3)	(8.4)
Net projected benefit obligation at end of year	267.4	226.8	135.6	133.2

Change in plan assets:
Fair value of plan assets at beginning of year	181.7	153.6	68.1	58.8
Actual return on plan assets	20.8	16.9	5.7	5.1
Employer contributions	--	18.9	9.9	12.3
Plan participants’ contributions	--	--	0.5	0.3
Gross benefits paid	(8.5)	(7.7)	(8.3)	(8.4)
Fair value of plan assets at end of year	194.0	181.7	75.9	68.1

Funded status at end of year	(73.4)	(45.1)	(59.7)	(65.1)
Unrecognized net actuarial loss	70.1	48.2	45.0	49.6
Unrecognized prior service cost	7.1	8.3	(3.2)	(4.7)
Unrecognized net transition obligation (asset)	(0.1)	(0.3)	4.2	6.7
Net amount recognized at end of year	$3.7	$11.1	($13.7)	($13.5)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$3.9	$11.1	$2.0	$0.5
Accrued benefit cost	(0.3)	--	(15.7)	(14.0)
Additional minimum liability	(32.7)	(17.6)	--	--
Intangible asset	7.1	8.3	--	--
Accumulated other comprehensive loss	25.7	9.3	--	--
Net amount recognized at measurement date	3.7	11.1	(13.7)	(13.5)

Contributions paid after Sep. 30 and prior to Dec. 31	--	--	2.9	2.6
Net amount recognized at Dec. 31	$3.7	$11.1	($10.8)	($10.9)

In addition to the additional minimum pension liability in the previous table, Corporate Services allocated to IPL an additional minimum liability at Dec. 31, 2005 and 2004 of $54 million and $25 million, respectively. Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Accumulated benefit obligation	$223.1	$188.2	$135.6	$133.2
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	223.1	188.2	135.6	133.2
Fair value of plan assets	194.0	181.7	75.9	68.1
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	267.4	226.8	N/A	N/A
Fair value of plan assets	194.0	181.7	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Benefit Plans.” The asset allocation for IPL’s qualified pension and other postretirement benefit plans at Sep. 30, 2005 and 2004, and the qualified pension plan target allocation for 2005 were as follows:

				Other Postretirement
	Qualified Pension Plans			Benefit Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2005	2005	2004	2005	2004
Equity securities	65-75%	72%	73%	49%	49%
Debt securities	20-35%	28%	27%	34%	36%
Other	0-5%	--	--	17%	15%
		100%	100%	100%	100%

IPL estimates that funding for the qualified pension plans for the bargaining units and other postretirement benefits plans during 2006 will be $15 million and $9 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2006	2007	2008	2009	2010	2011 - 2015
Pension benefits	$9.7	$10.3	$11.2	$12.3	$13.2	$85.2
Other benefits	9.4	9.9	10.3	10.9	11.3	63.8
Medicare subsidies	(0.6)	(0.6)	(0.7)	(0.8)	(0.8)	(5.1)
	$18.5	$19.6	$20.8	$22.4	$23.7	$143.9

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to IPL for these plans was $3.1 million, $3.2 million and $3.1 million for 2005, 2004, and 2003, respectively.

(8)  DEBT

(b) Long-Term Debt - IPL’s debt maturities for 2006 to 2010 are $60 million, $80 million, $52 million, $136 million and $3 million, respectively. The carrying value of IPL’s long-term debt (including current maturities) at Dec. 31, 2005 and 2004 was $953 million and $963 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, was $1.0 billion at both Dec. 31, 2005 and 2004. IPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on IPL’s Consolidated Balance Sheets were $6.0 million and $6.1 million at Dec. 31, 2005 and 2004, respectively.

(11)  COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - IPL has made certain commitments in connection with its 2006 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased power contracts to IPL and Wisconsin Power and Light Company (WPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2006 and 2007, system-wide purchased power contracts of $218.7 million (3.3 million megawatt-hours (MWhs)) and $62.9 million (1.3 million MWhs), respectively, have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 21 for additional information. IPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the following table. Also included in the following table are IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL for 2006 to 2010 of $70.9 million (10.1 million tons), $55.7 million (7.6 million tons), $35.8 million (5.0 million tons), $18.5 million (2.5 million tons) and $4.8 million (0.6 million tons), respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2005, IPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2006	$2.3	--	$25.0	1,326	$155.8	13
2007	0.1	--	16.6	951	20.5	--
2008	0.1	--	8.9	324	0.4	--
2009	0.1	--	9.1	332	0.3	--
2010	0.1	--	7.1	83	0.3	--
Thereafter	0.1	--	21.5	--	0.2	--
	$2.8	--	$88.2	3,016	$177.5	13

Also, at Dec. 31, 2005, IPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2005, were $6 million for 2006. This excludes lease obligations which are included in Note 3. Refer to Note 18 for details on a long-term purchased power agreement entered into upon IPL’s sale of its interest in DAEC in January 2006, the amounts of which are not reflected in the above table.

(13)  SEGMENTS OF BUSINESS

IPL is a utility serving customers in Iowa, Minnesota and Illinois and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the operations of the steam business, various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2005
Operating revenues	$1,246.7	$362.8	$72.2	$1,681.7
Depreciation and amortization	179.9	11.4	5.6	196.9
Operating income (loss)	291.1	14.7	(1.8)	304.0
Interest expense, net of allowance for funds used
during construction (AFUDC)				61.0
Interest income and other				(2.9)
Income tax expense				80.8
Net income				165.1
Preferred dividends				15.4
Earnings available for common stock				149.7
Total assets	3,385.6	432.3	158.7	3,976.6
Construction and acquisition expenditures	244.8	26.2	1.2	272.2

2004
Operating revenues	$1,069.2	$316.0	$74.4	$1,459.6
Depreciation and amortization	171.2	11.6	5.6	188.4
Operating income	226.3	10.4	3.5	240.2
Interest expense, net of AFUDC				53.9
Interest income and other				(1.1)
Income tax expense				61.7
Net income				125.7
Preferred dividends				15.4
Earnings available for common stock				110.3
Total assets	3,319.8	403.9	145.4	3,869.1
Construction and acquisition expenditures	304.7	21.2	1.2	327.1

2003
Operating revenues	$1,007.0	$294.5	$69.7	$1,371.2
Depreciation and amortization	149.6	11.1	2.7	163.4
Operating income	202.3	16.9	0.2	219.4
Interest expense, net of AFUDC				48.7
Interest income and other				(1.3)
Income tax expense				71.3
Net income				100.7
Preferred dividends				13.6
Earnings available for common stock				87.1
Total assets	3,073.4	367.1	180.5	3,621.0
Construction and acquisition expenditures	516.5	19.9	1.6	538.0

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summation of the individual quarters may not equal annual totals due to rounding.

	2005				2004
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$422.3	$349.9	$448.6	$460.9	$396.8	$294.6	$374.5	$393.8
Operating income	52.9	55.5	142.4	53.2	35.5	33.5	113.0	58.1
Net income	22.5	23.7	83.4	35.5	15.8	12.4	62.2	35.3
Earnings available for common stock	18.6	19.9	79.6	31.6	11.9	8.6	58.4	31.4

(16)  ASSETS AND LIABILITIES HELD FOR SALE

In January 2006, IPL completed the sale of its interest in DAEC. Refer to Note 18 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale. In addition, IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s interest in DAEC and its Illinois electric and gas utility properties were not reported as discontinued operations at Dec. 31, 2005. The components of assets and liabilities held for sale on IPL’s Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$626.7	$602.3
Gas plant in service	13.0	12.9
Other plant in service	0.1	--
Accumulated depreciation	(412.6)	(388.4)
Net plant	227.2	226.8
Construction work in progress	3.6	11.0
Other, less accumulated depreciation	40.2	48.0
Property, plant and equipment, net	271.0	285.8
Current assets	13.0	12.1
Nuclear decommissioning trust funds	187.7	170.0
Other assets	17.9	18.8
Total assets held for sale	489.6	486.7
Liabilities held for sale:
Current liabilities	1.2	--
AROs	179.0	168.4
Other long-term liabilities	52.1	44.4
Total liabilities held for sale	232.3	212.8
Net assets held for sale	$257.3	$273.9

(21)  RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales allocated to IPL were $76 million, $38 million and $35 million for 2005, 2004 and 2003, respectively. The purchases allocated to IPL were $146 million, $106 million and $157 million for 2005, 2004 and 2003, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs totaled $157 million, $180 million and $187 million for 2005, 2004 and 2003, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2005 and 2004, IPL had a net intercompany payable to Corporate Services of $42 million and $36 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 1, 2006

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003

	(in millions)
Operating revenues:
Electric utility	$1,073.9	$939.8	$910.1
Gas utility	322.3	253.8	272.4
Other	13.4	16.2	34.5

	1,409.6	1,209.8	1,217.0

Operating expenses:
Electric production fuel and purchased power	600.8	431.5	409.7
Cost of gas sold	231.9	165.8	186.3
Other operation and maintenance	259.1	282.1	292.6
Depreciation and amortization	107.9	111.0	104.9
Taxes other than income taxes	35.3	36.6	31.9

	1,235.0	1,027.0	1,025.4

Operating income	174.6	182.8	191.6

Interest expense and other:
Interest expense	40.4	33.5	37.9
Equity income from unconsolidated investments	(26.3)	(25.0)	(20.7)
Allowance for funds used during construction	(3.3)	(4.5)	(4.0)
Interest income and other	(2.2)	(1.2)	(2.3)

	8.6	2.8	10.9

Income before income taxes	166.0	180.0	180.7

Income taxes	60.9	66.3	65.8

Net income	105.1	113.7	114.9

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$101.8	$110.4	$111.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2005	2004

	(in millions)

Property, plant and equipment:
Electric plant in service	$2,047.1	$1,905.4
Gas plant in service	319.4	304.1
Other plant in service	222.0	250.5
Accumulated depreciation	(1,054.6)	(1,037.6)

Net plant	1,533.9	1,422.4
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $3.6	120.2	-
Construction work in progress	53.0	62.2
Other, less accumulated depreciation of $0.5 and $0.3	1.4	1.4

	1,708.5	1,486.0

Current assets:
Cash and temporary cash investments	-	0.1
Accounts receivable:
Customer, less allowance for doubtful accounts of $2.1 and $1.1	167.5	139.7
Other, less allowance for doubtful accounts of $0.6 and $--	40.0	30.5
Production fuel, at average cost	20.2	15.9
Materials and supplies, at average cost	18.2	20.5
Gas stored underground, at average cost	40.2	30.3
Regulatory assets	32.7	21.1
Prepaid gross receipts tax	31.8	33.0
Assets held for sale	26.1	308.9
Other	33.7	18.6

	410.4	618.6

Investments:
Investment in American Transmission Company LLC	152.4	141.5
Other	44.6	95.9

	197.0	237.4

Other assets:
Regulatory assets	168.9	114.2
Deferred charges and other	182.8	199.9

	351.7	314.1

Total assets	$2,667.6	$2,656.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2005	2004

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.8	525.7
Retained earnings	473.7	461.7
Accumulated other comprehensive loss	(3.1)	(2.7)

Total common equity	1,062.6	1,050.9

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	364.3	364.2

	1,486.9	1,475.1

Current liabilities:
Current maturities	-	88.0
Variable rate demand bonds	39.1	39.1
Commercial paper	93.5	47.0
Accounts payable	122.3	91.0
Accounts payable to associated companies	29.7	20.3
Regulatory liabilities	86.2	23.8
Liabilities held for sale	2.2	196.1
Other	51.5	39.4

	424.5	544.7

Other long-term liabilities and deferred credits:
Deferred income taxes	224.8	232.6
Deferred investment tax credits	17.8	19.9
Regulatory liabilities	191.9	221.5
Capital lease obligations - Sheboygan Falls Energy Facility	120.8	-
Pension and other benefit obligations	101.8	85.7
Other	99.1	76.6

	756.2	636.3

Commitments and contingencies (Note 11)

Total capitalization and liabilities	$2,667.6	$2,656.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

	(in millions)
Cash flows from operating activities:
Net income	$105.1	$113.7	$114.9
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	107.9	111.0	104.9
Other amortizations	35.7	41.4	51.3
Deferred tax expense (benefit) and investment tax credits	(3.5)	8.5	21.8
Equity income from unconsolidated investments	(26.3)	(25.0)	(20.7)
Distributions from equity method investments	24.7	20.5	14.0
Other	(1.0)	(3.7)	(2.3)
Other changes in assets and liabilities:
Accounts receivable	(37.3)	(16.9)	(10.0)
Sale of accounts receivable	--	(50.0)	(66.0)
Income tax refunds receivable	--	16.8	(16.8)
Regulatory assets	(91.5)	(67.0)	(40.3)
Accounts payable	36.4	8.6	(2.6)
Regulatory liabilities	23.2	(18.7)	(14.7)
Benefit obligations and other	3.2	60.1	5.0

Net cash flows from operating activities	176.6	199.3	138.5

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(185.3)	(211.5)	(151.6)
Proceeds from asset sales	80.1	--	21.3
Purchases of securities within nuclear decommissioning trusts	(6.1)	(209.5)	(168.2)
Sales of securities within nuclear decommissioning trusts	83.4	357.7	174.9
Changes in restricted cash within nuclear decommissioning trusts	(17.3)	(151.1)	(9.6)
Other	2.3	0.1	24.8

Net cash flows used for investing activities	(42.9)	(214.3)	(108.4)

Cash flows used for financing activities:
Common stock dividends	(89.8)	(89.0)	(70.6)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	--	--	200.0
Proceeds from issuance of long-term debt	--	100.0	--
Reductions in long-term debt	(88.0)	(62.0)	(70.0)
Net change in commercial paper	46.5	47.0	(60.0)
Other	0.8	(4.7)	(7.7)

Net cash flows used for financing activities	(133.8)	(12.0)	(11.6)

Net increase (decrease) in cash and temporary cash investments	(0.1)	(27.0)	18.5

Cash and temporary cash investments at beginning of period	0.1	27.1	8.6

Cash and temporary cash investments at end of period	$-	$0.1	$27.1

Supplemental cash flows information:
Cash paid during the period for:
Interest	$41.9	$31.3	$39.6

Income taxes, net of refunds	$64.1	$40.4	$84.3

Noncash investing and financing activities:
Capital lease obligations incurred	$123.8	$-	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2005	2004

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,062.6	$1,050.9

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized 3,750,000 shares, maximum aggregate stated value $150, redeemable any time:
$100 stated value - 4.50% series, 99,970 shares outstanding	10.0	10.0
$100 stated value - 4.80% series, 74,912 shares outstanding	7.5	7.5
$100 stated value - 4.96% series, 64,979 shares outstanding	6.5	6.5
$100 stated value - 4.40% series, 29,957 shares outstanding	3.0	3.0
$100 stated value - 4.76% series, 29,947 shares outstanding	3.0	3.0
$100 stated value - 6.20% series, 150,000 shares outstanding	15.0	15.0
$25 stated value - 6.50% series, 599,460 shares outstanding	15.0	15.0

	60.0	60.0

Long-term debt, net:
First Mortgage Bonds:
1984 Series A, variable rate (3.8% at Dec. 31, 2005), due 2014	8.5	8.5
1988 Series A, variable rate (3.7% at Dec. 31, 2005), due 2015	14.6	14.6
1991 Series A, variable rate (3.88% at Dec. 31, 2005), due 2015	16.0	16.0
1992 Series Y, 7.6%, matured in 2005	-	72.0
1991 Series B, variable rate (2.5% at Dec. 31, 2004), matured in 2005	-	16.0

	39.1	127.1

Other:
Debentures, 7%, due 2007	105.0	105.0
Debentures, 5.7%, due 2008	60.0	60.0
Debentures, 7.625%, due 2010	100.0	100.0
Debentures, 6.25%, due 2034	100.0	100.0

	365.0	365.0

Total, gross	404.1	492.1
Less:
Current maturities	-	(88.0)
Variable rate demand bonds	(39.1)	(39.1)
Unamortized debt discount, net	(0.7)	(0.8)

Total long-term debt, net	364.3	364.2

Total capitalization	$1,486.9	$1,475.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2003:
Beginning balance (a)	$66.2	$325.6	$399.3	($24.1)	$767.0
Earnings available for common stock			111.6		111.6
Minimum pension liability adjustment,
net of tax of $2.8				4.2	4.2

Unrealized holding losses on derivatives,
net of tax of ($3.5)				(6.0)	(6.0)
Less: reclassification adjustment for losses
included in earnings available for common
stock, net of tax of ($3.8)				(5.6)	(5.6)

Net unrealized losses on qualifying derivatives				(0.4)	(0.4)

Total comprehensive income					115.4
Common stock dividends			(70.6)		(70.6)
Capital contribution from parent		200.0			200.0

Ending balance	66.2	525.6	440.3	(20.3)	1,011.8

2004:
Earnings available for common stock			110.4		110.4
Minimum pension liability adjustment,
net of tax of $11.7				17.6	17.6

Total comprehensive income					128.0
Common stock dividends			(89.0)		(89.0)
Other		0.1			0.1

Ending balance	66.2	525.7	461.7	(2.7)	1,050.9

2005:
Earnings available for common stock			101.8		101.8
Minimum pension liability adjustment,
net of tax of ($0.3)				(0.4)	(0.4)

Total comprehensive income					101.4
Common stock dividends			(89.8)		(89.8)
Other		0.1			0.1

Ending balance	$66.2	$525.8	$473.7	($3.1)	$1,062.6

(a)	Accumulated other comprehensive loss at Jan. 1, 2003 consisted of ($24.5) of minimum pension liability adjustments and $0.4 of net unrealized gains on qualifying derivatives.

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

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(d), 1(f) to 1(j), 1(l), 1(n), 1(o), 1(q), 1(r), 1(t)
Utility Rate Matters	Note 2
Leases	Note 3(a)
Sales of Accounts Receivable	Note 4
Income Taxes	Note 5 4th paragraph
Benefit Plans	Note 6(a) 1st, 2nd, 6th, 8th, 10th, 11th, 14th, 15th, 17th and 18th paragraphs
Common and Preferred Stock	Note 7(a) 2nd and 4th paragraphs and 7(b)
Debt	Note 8(a) and 8(b) 1st, 2nd, 7th and 9th paragraphs
Investments and Estimated Fair Value of
Financial Instruments	Note 9 1st, 2nd, 3rd and 10th paragraphs
Derivative Financial Instruments	Note 10(a) 1st, 2nd and 5th paragraphs and 10(b)
Commitments and Contingencies	Note 11(b), 11(c), 11(d) 1st and 3rd paragraphs, 11(e), 11(f)
Jointly-Owned Electric Utility Plant	Note 12
Sale of WPL’s Interest in Kewaunee Nuclear
Power Plant (Kewaunee)	Note 17
Asset Retirement Obligations (AROs)	Note 19
Variable Interest Entities	Note 20
Related Parties	Note 21

The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of WPL and its principal consolidated subsidiaries WPL Transco LLC and South Beloit Water, Gas and Electric Company (South Beloit). WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation, distribution and sale of electric energy; the purchase, distribution, transportation and sale of natural gas; and various other energy-related services. WPL’s primary service territories are located in south and central Wisconsin.

(3)  LEASES

(a) Operating Leases - WPL has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. WPL’s most significant operating leases relate to certain purchased power agreements. These purchased power agreements contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual megawatt-hours (MWhs)) of the respective agreements. Rental expenses associated with WPL’s operating leases were as follows (in millions):

	2005	2004	2003
Operating lease rental expenses (excluding contingent rentals)	$91	$63	$25
Contingent rentals related to certain purchased power agreements	28	33	26
Other contingent rentals	--	1	--
	$119	$97	$51

At Dec. 31, 2005, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Certain purchased power agreements	$77	$78	$71	$62	$56	$131	$475
Synthetic leases	8	7	3	3	5	8	34
Other	1	1	1	1	1	2	7
	$86	$86	$75	$66	$62	$141	$516

The synthetic leases in the above table relate to the financing of utility railcars and a utility radio dispatch system. The entities that lease these assets to WPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” and are not included on WPL’s Consolidated Balance Sheets. WPL has guaranteed the residual value of its synthetic leases which total $8 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to 10 years. Residual value guarantee amounts have been included in the above table.

(b) Capital Lease - In the second quarter of 2005, WPL entered into a 20-year agreement with Alliant Energy Resources, Inc.’s (Resources’) Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter. The lease became effective in June 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In May 2005, the Public Service Commission of Wisconsin (PSCW) approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the final decision. The capital lease is amortized using the straight-line method over the 20-year lease term. WPL’s 2005/2006 retail rate case that became effective in July 2005 includes recovery of the monthly SFEF lease payment amounts from WPL’s customers. In 2005, SFEF lease expenses were $11.3 million ($7.7 million included in “Interest expense” and $3.6 million included in “Depreciation and amortization,” respectively, in WPL’s Consolidated Statements of Income). At Dec. 31, 2005, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less:	Present value
							amount	of net	Gross
							repre-	minimum	assets	Accumulated
					There-		senting	capital lease	under lease	amortization
2006	2007	2008	2009	2010	after	Total	interest	payments	at 12-31-05	at 12-31-05
$15	$15	$15	$15	$15	$218	$293	$170	$123	$124	$4

(5)  INCOME TAXES

The components of income taxes for WPL were as follows (in millions):

	2005	2004	2003
Current tax expense:
Federal	$53.0	$45.2	$29.0
State	13.4	13.3	15.7
Deferred tax expense (benefit):
Federal	(3.5)	9.7	22.8
State	1.4	0.4	0.6
Amortization of investment tax credits	(1.5)	(1.6)	(1.6)
Research and development tax credits	(1.9)	(0.7)	(0.7)
	$60.9	$66.3	$65.8

Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2005, 2004 and 2003, WPL realized net benefits of $1.5 million, $1.2 million and $2.9 million, respectively, related to state apportionment and allocation of parent tax benefits.

The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	7.5	6.2	5.8
Adjustment of prior period taxes	(0.7)	(1.5)	(0.8)
Amortization of excess deferred taxes	(0.9)	(0.5)	(0.5)
Amortization of investment tax credits	(0.9)	(0.9)	(0.9)
Research and development tax credits	(1.2)	(0.4)	(0.3)
Other items, net	(2.1)	(1.1)	(1.9)
Overall effective income tax rate	36.7%	36.8%	36.4%

The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2005			2004
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	($12.0)	$214.2	$202.2	($13.2)	$222.7	$209.5
Decommissioning	--	--	--	(23.5)	--	(23.5)
Investment in American	--	43.7	43.7	--	14.0	14.0
Transmission Co. LLC (ATC)
Regulatory liability -
decommissioning	(28.3)	--	(28.3)	--	--	--
Other	(30.5)	30.5	--	(8.0)	32.6	24.6
	($70.8)	$288.4	$217.6	($44.7)	$269.3	$224.6

			2005			2004
Other current assets			($7.2)			($8.0)
Deferred income taxes			224.8			232.6
Total deferred tax (assets) and liabilities			$217.6			$224.6

(6)  BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - Substantially all of WPL’s employees are covered by several non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for WPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase. WPL’s rates of compensation increase for its qualified pension benefits and its other postretirement benefits were 3.5% for 2005, 2004 and 2003.

The components of WPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$5.3	$5.0	$4.0	$4.4	$4.0	$3.4
Interest cost	12.2	11.2	10.6	6.3	5.4	5.2
Expected return on plan assets	(17.0)	(15.9)	(13.5)	(1.8)	(1.7)	(1.4)
Amortization of:
Transition obligation	--	--	--	1.1	1.1	1.1
Prior service cost	0.8	0.6	0.4	--	--	--
Actuarial loss	3.4	3.0	3.5	2.4	1.4	0.8
Special termination benefits	--	--	--	1.1	--	--
	$4.7	$3.9	$5.0	$13.5	$10.2	$9.1

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other

Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Non-bargaining WPL employees
participating in other plans	$0.8	$0.5	$1.9	N/A	N/A	N/A
Allocated Corporate Services costs	2.2	2.1	2.0	$2.9	$1.6	$0.9

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2005, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.2	($1.1)
Effect on postretirement benefit obligation	$8.5	($7.8)

The benefit obligations and assets associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of WPL’s plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$202.5	$181.0	$105.3	$93.1
Service cost	5.3	5.0	4.4	4.0
Interest cost	12.2	11.2	6.3	5.4
Plan participants’ contributions	--	--	1.8	1.6
Plan amendments	--	5.7	--	--
Actuarial loss (gain)	24.9	6.9	(12.7)	7.7
Special termination benefits	--	--	1.1	--
Gross benefits paid	(7.6)	(7.3)	(7.9)	(6.5)
Net projected benefit obligation at end of year	237.3	202.5	98.3	105.3

Change in plan assets:
Fair value of plan assets at beginning of year	192.9	175.0	20.7	19.5
Actual return on plan assets	22.4	20.2	1.9	2.1
Employer contributions	7.0	5.0	4.1	4.0
Plan participants’ contributions	--	--	1.8	1.6
Gross benefits paid	(7.6)	(7.3)	(7.9)	(6.5)
Fair value of plan assets at end of year	214.7	192.9	20.6	20.7

Funded status at end of year	(22.6)	(9.6)	(77.7)	(84.6)
Unrecognized net actuarial loss	78.1	62.0	21.3	36.4
Unrecognized prior service cost	7.3	8.1	(0.1)	(0.1)
Unrecognized net transition obligation	--	--	8.0	9.2
Net amount recognized at end of year	$62.8	$60.5	($48.5)	($39.1)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$62.8	$60.5	$1.8	$1.6
Accrued benefit cost	--	--	(50.3)	(40.7)
Net amount recognized at measurement date	62.8	60.5	(48.5)	(39.1)

Contributions paid after Sep. 30 and prior to Dec. 31	--	--	1.7	0.6
Net amount recognized at Dec. 31	$62.8	$60.5	($46.8)	($38.5)

At Dec. 31, 2005 and 2004, Corporate Services allocated to WPL a minimum pension liability of $51 million and $44 million, respectively. Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Accumulated benefit obligation	$211.7	$181.8	$98.3	$105.3
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	--	--	96.9	103.6
Fair value of plan assets	--	--	17.1	17.3
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	237.3	202.5	N/A	N/A
Fair value of plan assets	214.7	192.9	N/A	N/A

Postretirement benefit plans are funded via specific assets within certain retirement plans (401(h) assets) as well as a Voluntary Employees’ Beneficiary Association (VEBA) trust. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trust are reflected in the following table under “Other Postretirement Benefit Plans.” The asset allocation for WPL’s qualified pension and other postretirement benefit plans at Sep. 30, 2005 and 2004, and the qualified pension plan target allocation for 2005 were as follows:

				Other Postretirement
	Qualified Pension Plan			Benefit Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2005	2005	2004	2005	2004
Equity securities	65-75%	72%	73%	63%	10%
Debt securities	20-35%	28%	27%	18%	20%
Other	0-5%	--	--	19%	70%
		100%	100%	100%	100%

WPL estimates that funding for the qualified pension plan for the bargaining unit and other postretirement benefits plans during 2006 will be $0 and $6 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows:

	2006	2007	2008	2009	2010	2011 - 2015
Pension benefits	$7.8	$7.9	$8.2	$8.6	$9.4	$64.7
Other benefits	6.5	6.9	7.4	7.8	8.1	49.1
Medicare subsidies	(0.6)	(0.6)	(0.7)	(0.7)	(0.7)	(3.6)
	$13.7	$14.2	$14.9	$15.7	$16.8	$110.2

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. The pension expense allocated to WPL for these plans was $1.9 million, $1.8 million and $1.7 million for 2005, 2004, and 2003, respectively.

(8)  DEBT

(b) Long-Term Debt - WPL’s debt maturities for 2006 to 2010 are $0, $105 million, $60 million, $0 and $100 million, respectively. The carrying value of WPL’s long-term debt (including current maturities and variable rate demand bonds) at Dec. 31, 2005 and 2004 was $403 million and $491 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2005 and 2004 was $425 million and $532 million, respectively. WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on WPL’s Consolidated Balance Sheets were $3.0 million and $4.0 million at Dec. 31, 2005 and 2004, respectively.

(9)  INVESTMENTS AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Unconsolidated Equity Investments - At Dec. 31, 2005 and 2004, WPL had $162 million and $154 million of investments in equity method investees, respectively, consisting of a 21% ownership interest in ATC (carrying value of $152 million and $141 million at Dec. 31, 2005 and 2004, respectively) and a 50% ownership interest in Wisconsin River Power Company (WRPC) (carrying value of $10 million and $13 million at Dec. 31, 2005 and 2004), respectively. Summary financial information from the financial statements of WPL’s unconsolidated equity investments in ATC and WRPC is as follows (in millions):

	2005	2004	2003
Operating revenues	$303	$270	$232
Operating income	131	107	88
Net income	106	91	72
As of Dec. 31:
Current assets	34	39
Non-current assets	1,536	1,177
Current liabilities	142	195
Non-current liabilities	757	458

(11)  COMMITMENTS AND CONTINGENCIES

(a) Construction and Acquisition Expenditures - WPL has made certain commitments in connection with its 2006 capital expenditures.

(b) Purchase Obligations - Based on the System Coordination and Operating Agreement, Alliant Energy annually allocates purchased power contracts to Interstate Power and Light Company (IPL) and WPL, based on various factors such as resource mix, load growth and resource availability. The amounts in the following table reflect these allocated contracts. However, for 2006 and 2007, system-wide purchased power contracts of $218.7 million (3.3 million MWhs) and $62.9 million (1.3 million MWhs), respectively, have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. Refer to Note 21 for additional information. WPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the following table. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL for 2006 to 2010 of $70.9 million (10.1 million tons), $55.7 million (7.6 million tons), $35.8 million (5.0 million tons), $18.5 million (2.5 million tons) and $4.8 million (0.6 million tons), respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known. At Dec. 31, 2005, WPL’s minimum commitments were as follows (dollars and dekatherms (Dths) in millions; MWhs and tons in thousands):

	Purchased Power		Coal		Natural Gas
	Dollars	MWhs	Dollars	Tons	Dollars	Dths
2006	$80.1	1,801	$9.0	--	$196.9	18
2007	84.1	2,001	9.0	--	24.8	--
2008	75.7	1,830	6.5	--	20.6	--
2009	87.4	1,771	6.5	--	15.3	--
2010	86.2	1,763	6.5	--	11.0	--
Thereafter	224.9	5,797	25.8	--	10.5	--
	$638.4	14,963	$63.3	--	$279.1	18

The amounts related to WPL’s Kewaunee purchased power agreement are included in the above table. Also, at Dec. 31, 2005, WPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business which exceeded $1.0 million at Dec. 31, 2005, were $3 million, $1 million and $1 million for 2006, 2007 and 2008, respectively. This excludes lease obligations which are included in Note 3.

(13)  SEGMENTS OF BUSINESS

WPL is a utility serving customers in Wisconsin and Illinois and includes three segments: a) electric operations; b) gas operations; and c) other, which includes various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” In 2005, 2004 and 2003, gas revenues included $51 million, $20 million and $45 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2005
Operating revenues	$1,073.9	$322.3	$13.4	$1,409.6
Depreciation and amortization	92.7	14.6	0.6	107.9
Operating income (loss)	146.5	33.4	(5.3)	174.6
Interest expense, net of allowance for funds used
during construction (AFUDC)				37.1
Equity income from unconsolidated investments				(26.3)
Interest income and other				(2.2)
Income tax expense				60.9
Net income				105.1
Preferred dividends				3.3
Earnings available for common stock				101.8
Total assets	2,070.2	380.2	217.2	2,667.6
Investments in equity method subsidiaries	162.5	--	--	162.5
Construction and acquisition expenditures	164.5	20.2	0.6	185.3

2004
Operating revenues	$939.8	$253.8	$16.2	$1,209.8
Depreciation and amortization	95.7	14.8	0.5	111.0
Operating income (loss)	164.9	24.8	(6.9)	182.8
Interest expense, net of AFUDC				29.0
Equity income from unconsolidated investments				(25.0)
Interest income and other				(1.2)
Income tax expense				66.3
Net income				113.7
Preferred dividends				3.3
Earnings available for common stock				110.4
Total assets	2,097.5	333.3	225.3	2,656.1
Investments in equity method subsidiaries	154.3	--	--	154.3
Construction and acquisition expenditures	189.1	20.2	2.2	211.5

2003
Operating revenues	$910.1	$272.4	$34.5	$1,217.0
Depreciation and amortization	89.2	14.6	1.1	104.9
Operating income	163.8	25.5	2.3	191.6
Interest expense, net of AFUDC				33.9
Equity income from unconsolidated investments				(20.7)
Interest income and other				(2.3)
Income tax expense				65.8
Net income				114.9
Preferred dividends				3.3
Earnings available for common stock				111.6
Total assets	1,950.5	306.2	212.6	2,469.3
Investments in equity method subsidiaries	133.3	--	--	133.3
Construction and acquisition expenditures	133.0	17.4	1.2	151.6

(15)  SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summation of the individual quarters may not equal annual totals due to rounding.

	2005				2004
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$341.1	$303.1	$368.4	$397.0	$339.4	$270.6	$286.2	$313.5
Operating income	40.5	27.4	55.1	51.6	38.9	51.3	55.0	37.6
Net income	23.9	15.6	34.4	31.2	22.3	31.2	33.6	26.7
Earnings available for common stock	23.1	14.7	33.6	30.4	21.5	30.3	32.8	25.8

(16)  ASSETS AND LIABILITIES HELD FOR SALE

In July 2005, WPL completed the sale of its interest in Kewaunee and its water utility in Ripon, Wisconsin. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the Kewaunee sale. In addition, WPL has entered into an agreement to sell its Illinois utility subsidiary, South Beloit. WPL has applied the provisions of Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to these assets and liabilities, which are recorded as held for sale. The operating results of WPL’s interest in Kewaunee, Ripon and South Beloit were not reported as discontinued operations at Dec. 31, 2005. The components of assets and liabilities held for sale on WPL’s Consolidated Balance Sheets at Dec. 31 were as follows (in millions):

	2005	2004
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$20.3	$223.1
Gas plant in service	12.7	12.3
Other plant in service	6.7	13.6
Accumulated depreciation	(14.2)	(161.8)
Net plant	25.5	87.2
Construction work in progress	0.6	15.7
Other, less accumulated depreciation	--	17.0
Property, plant and equipment, net	26.1	119.9
Current assets	--	3.8
Nuclear decommissioning trust funds	--	170.9
Other assets	--	14.3
Total assets held for sale	26.1	308.9
Liabilities held for sale:
Long-term liabilities (primarily AROs)	2.2	196.1
Net assets held for sale	$23.9	$112.8

(21)  RELATED PARTIES

IPL and WPL are parties to a System Coordination and Operating Agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation and transmission (IPL only) systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system capacity sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales allocated to WPL were $40 million, $25 million and $42 million for 2005, 2004 and 2003, respectively. The purchases allocated to WPL were $466 million, $279 million and $229 million for 2005, 2004 and 2003, respectively. The procedures were approved by both FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs totaled $113 million, $129 million and $125 million for 2005, 2004 and 2003, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2005 and 2004, WPL had a net intercompany payable to Corporate Services of $45 million and $31 million, respectively.

In 2004, Resources’ Non-regulated Generation business billed WPL $7 million related to the construction of SFEF, which WPL leases from Resources. Refer to Note 3(b) for discussion of WPL’s capital lease related to SFEF.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2005 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2005.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2006 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2006 Annual Meeting of Shareowners (the 2006 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2006 Alliant Energy Proxy Statement. The code of ethics of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2006 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2006 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2006 Annual Meeting of Shareowners (the 2006 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2006 WPL Proxy Statement. The code of ethics of Alliant Energy and WPL are the same therefore the information required by Item 10 relating to WPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2006 Alliant Energy Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

ALLIANT ENERGY, IPL AND WPL

The directors and executive officers for Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Stock Options,” “Long-Term Incentive Awards,” “Certain Agreements” and “Retirement and Employee Benefit Plans” in the 2006 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY

The information required by Item 12 is incorporated herein by reference to the relevant information under the captions “Amended and Restated 2002 Equity Incentive Plan Proposal” and “Ownership of Voting Securities” in the 2006 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2005. None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2006 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2006 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent auditor. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees and services billed to Alliant Energy by its independent auditors, all of which were approved in advance by the Committee, directly related and allocated to IPL for 2005 and 2004 were as follows (in thousands):

	2005		2004
	Fees	% of Total	Fees	% of Total
Audit Fees	$1,234	85%	$1,462	63%
Audit-related Fees	71	5%	527	23%
Tax Fees	111	8%	311	13%
All Other Fees	35	2%	33	1%
	$1,451	100%	$2,333	100%

Audit-related fees consisted of the fees billed for Sarbanes-Oxley Section 404 planning, employee benefits plan audits and attest services not required by statute or regulations. Tax fees consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the professional staff in the independent auditors’ tax division, except those rendered in connection with the audit. All other fees primarily consisted of license fees for tax and accounting research software products. The Committee does not consider the provision of non-audit services by the independent auditors described above to be incompatible with maintaining auditor independence.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2006 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

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

4.1

Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 4.4 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-9894))

4.2

Rights Agreement, dated Jan. 20, 1999, between Alliant Energy and Wells Fargo Bank Minnesota, N.A., successor (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A, dated Jan. 20, 1999 (File No. 1-9894))

4.3

Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 4.5 to WPL’s Form 10-Q for the quarter ended June 30, 2005 (File No. 0-337))

4.4

Indenture of Mortgage or Deed of Trust dated Aug. 1, 1941, between WPL and U.S. Bank N.A. (U.S. Bank) and Richard H. Prokosch, successor, as Trustees, filed as Exhibit 7(a) in File No. 2-6409, and the indentures supplemental thereto dated, respectively, Jan. 1, 1948, Sep. 1, 1948, June 1, 1950, April 1, 1951, April 1, 1952, Sep. 1, 1953, Oct. 1, 1954, March 1, 1959, May 1, 1962, Aug. 1, 1968, June 1, 1969, Oct. 1, 1970, July 1, 1971, April 1, 1974, Dec. 1, 1975, May 1, 1976, May 15, 1978, Aug. 1, 1980, Jan. 15, 1981, Aug. 1, 1984, Jan. 15, 1986, June 1, 1986, Aug. 1, 1988, Dec. 1, 1990, Sep. 1, 1991, Oct. 1, 1991, March 1, 1992, May 1, 1992, June 1, 1992 and July 1, 1992 (Second Amended Exhibit 7(b) in File No. 2-7361; Amended Exhibit 7(c) in File No. 2-7628; Amended Exhibit 7.02 in File No. 2-8462; Amended Exhibit 7.02 in File No. 2-8882; Second Amendment Exhibit 4.03 in File No. 2-9526; Amended Exhibit 4.03 in File No. 2-10406; Amended Exhibit 2.02 in File No. 2-11130; Amended Exhibit 2.02 in File No. 2-14816; Amended Exhibit 2.02 in File No. 2-20372; Amended Exhibit 2.02 in File No. 2-29738; Amended Exhibit 2.02 in File No. 2-32947; Amended Exhibit 2.02 in File No. 2-38304; Amended Exhibit 2.02 in File No. 2-40802; Amended Exhibit 2.02 in File No. 2-50308; Exhibit 2.01(a) in File No. 2-57775; Amended Exhibit 2.02 in File No. 2-56036; Amended Exhibit 2.02 in File No. 2-61439; Exhibit 4.02 in File No. 2-70534; Amended Exhibit 4.03 in File No. 2-70534; Exhibit 4.02 in File No. 33-2579; Amended Exhibit 4.03 in File No. 33-2579; Amended Exhibit 4.02 in File No. 33-4961; Exhibit 4.24 in File No. 33-45726, Exhibit 4.25 in File No. 33-45726, Exhibit 4.26 in File No. 33-45726, Exhibit 4.27 in File No. 33-45726, Exhibit 4.1 to WPL’s Form 8-K dated March 9, 1992, Exhibit 4.1 to WPL’s Form 8-K dated May 12, 1992, Exhibit 4.1 to WPL’s Form 8-K dated June 29, 1992 and Exhibit 4.1 to WPL’s Form 8-K dated July 20, 1992 (File No. 0-337))

4.5

Indenture, dated as of June 20, 1997, between WPL and U.S. Bank, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Registration No. 33-60917))

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

4.10

Amended and restated Five-Year Credit Agreement, dated Aug. 3, 2005, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 4.6 to IPL’s Form 10-Q for the quarter ended June 30, 2005 (File No. 0-4117-1))

4.11

Indenture of Mortgage and Deed of Trust, dated as of Sep. 1, 1993, between IPL and J.P. Morgan Trust Company, N.A. (J.P. Morgan Trust) as successor in interest to Bank One Trust Company, N.A. (Bank One Trust), successor, as Trustee (incorporated by reference to Exhibit 4(c) to IPL’s Form 10-Q for the quarter ended Sep. 30, 1993), and the indentures supplemental thereto dated, respectively, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996, April 1, 1997 and June 9, 2005 (Exhibit 4(d) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(e) to IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) to IPL’s Form 10-Q dated May 12, 1995, Exhibit 4(c)(i) to IPL’s Form 8-K dated Sep. 19, 1996, Exhibit 4(a) to IPL’s Form 10-Q dated May 14, 1997 and Exhibit 4.1 to IPL’s Form 10-Q dated Aug. 8, 2005 (File No. 0-4117-1))

4.12

Indenture of Mortgage and Deed of Trust, dated as of Aug. 1, 1940, between IPL and J.P. Morgan Trust as successor in interest to Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 2(a) to IPL’s Registration Statement, File No. 2-25347), and the indentures supplemental thereto dated, respectively, March 1, 1941, July 15, 1942, Aug. 2, 1943, Aug. 10, 1944, Nov. 10, 1944, Aug. 8, 1945, July 1, 1946, July 1, 1947, Dec. 15, 1948, Nov. 1, 1949, Nov. 10, 1950, Oct. 1, 1951, March 1, 1952, Nov. 5, 1952, Feb. 1, 1953, May 1, 1953, Nov. 3, 1953, Nov. 8, 1954, Jan. 1, 1955, Nov. 1, 1955, Nov. 9, 1956, Nov. 6, 1957, Nov. 4, 1958, Nov. 3, 1959, Nov. 1, 1960, Jan. 1, 1961, Nov. 7, 1961, Nov. 6, 1962, Nov. 5, 1963, Nov. 4, 1964, Nov. 2, 1965, Sep. 1, 1966, Nov. 30, 1966, Nov. 7, 1967, Nov. 5, 1968, Nov. 1, 1969, Dec. 1, 1970, Nov. 2, 1971, May 1, 1972, Nov. 7, 1972, Nov. 7, 1973, Sep. 10, 1974, Nov. 5, 1975, July 1, 1976, Nov. 1, 1976, Dec. 1, 1977, Nov. 1, 1978, Dec. 1, 1979, Nov. 1, 1981, Dec. 1, 1980, Dec. 1, 1982, Dec. 1, 1983, Dec. 1, 1984, March 1, 1985, March 1, 1988, Oct. 1, 1988, May 1, 1991, March 1, 1992, Oct. 1, 1993, Nov. 1, 1993, March 1, 1995, Sep. 1, 1996, April 1, 1997 and June 9, 2005 (Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 2(a) in File No. 2-25347, Exhibit 4.10 in IPL’s Form 10-K for the year 1966, Exhibit 4.10 in IPL’s Form 10-K for the year 1966, Exhibit 4.10 in IPL’s Form 10-K for the year 1967, Exhibit 4.10 in IPL’s Form 10-K for the year 1968, Exhibit 4.10 in IPL’s Form 10-K for the year 1969, Exhibit 1 in IPL’s Form 8-K dated December 1970, Exhibit 2(g) in File No. 2-43131, Exhibit 1 in IPL’s Form 8-K dated May 1972, Exhibit 2(i) in File No. 2-56078, Exhibit 2(j) in File No. 2-56078, Exhibit 2(k) in File No. 2-56078, Exhibit 2(l) in File No. 2-56078, Exhibit 1 in IPL’s Form 8-K dated July 1976, Exhibit 1 in IPL’s Form 8-K dated December 1976, Exhibit 2(o) in File No. 2-60040, Exhibit 1 in IPL’s Form 10-Q dated June 30, 1979, Exhibit 2(q) in Form S-16 in File No. 2-65996, Exhibit 2 in IPL’s Form 10-Q dated March 31, 1982, Exhibit 4(s) in IPL’s Form 10-K for the year 1981, Exhibit 4(t) in IPL’s Form 10-K for the year 1982, Exhibit 4(u) in IPL’s Form 10-K for the year 1983, Exhibit 4(v) in IPL’s Form 10-K for the year 1984, Exhibit 4(w) in IPL’s Form 10-K for the year 1984, Exhibit 4(b) in IPL’s Form 10-Q dated May 12, 1988, Exhibit 4(c) in IPL’s Form 10-Q dated Nov. 10, 1988, Exhibit 4(d) in IPL’s Form 10-Q dated Aug. 13, 1991, Exhibit 4(c) in IPL’s Form 10-K for the year 1991, Exhibit 4(a) in IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(b) in IPL’s Form 10-Q dated Nov. 12, 1993, Exhibit 4(a) in IPL’s Form 10-Q dated May 12, 1995, Exhibit 4(f) in IPL’s Form 8-K dated Sep. 19, 1996, Exhibit 4(b) in IPL’s Form 10-Q dated May 14, 1997 and Exhibit 4.2 in IPL’s Form 10-Q dated Aug. 8, 2005)

4.13

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and J.P. Morgan Trust as successor in interest to Bank One Trust, successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement, File No. 333-32097)

4.14

The Original through the Nineteenth Supplemental Indentures of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustee, dated Jan. 1, 1948 securing First Mortgage Bonds (incorporated by reference to Exhibits 4(b) through 4(t) to Interstate Power Company’s (IPC’s) Registration Statement No. 33-59352 dated March 11, 1993)

4.14a

Twentieth Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, successor, as Trustees, dated May 15, 1993 (incorporated by reference to Exhibit 4(u) to IPC’s Registration Statement No. 33-59352 dated March 11, 1993)

4.14b

Twenty-First Supplemental Indenture of IPL, successor, to JPMorgan Chase Bank, N.A. and James P. Freeman, as Trustees, dated Dec. 31, 2001 (incorporated by reference to Exhibit 4.3 to IPL’s Form 8-K, dated Jan. 1, 2002 (File No. 0-4117-1))

4.15

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and J.P. Morgan Trust as successor in interest to Bank One Trust, as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Registration No. 333-108199))

4.16

Officer’s Certificate, dated as of Aug. 4, 1997, creating IPL’s 6-5/8% Senior Debentures, Series A, due Aug. 1, 2009 (incorporated by reference to Exhibit 4.12 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.17

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

4.22

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

10.10a

Addendum Agreement to the Basic Generating Agreement for OGS-1 dated Dec. 7, 1977 between Iowa Public Service Company, Iowa-Illinois Gas and Electric Company, Iowa Power and Light Company and IPL for the purchase of 15% ownership in OGS-1 (incorporated by reference to Exhibit 3 to IPL’s Form 10-K for the year 1977 (File No. 0-4117-1))

10.11

Asset Contribution Agreement between American Transmission Company LLC (ATC) and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.11a

Addenda to the Asset Contribution Agreement between ATC and WEPCO, WPL, WPSC, MGE, Edison Sault Electric Company and South Beloit, dated as of Dec. 15, 2000 (incorporated by reference to Exhibit 10.15a to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.12	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.13

Sales Agreement, dated April 9, 2004, between Alliant Energy and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.3 to Alliant Energy’s Registration Statement on Form S-3 (Registration No. 333-114361))

10.14#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.15#	Alliant Energy 2002 Equity Incentive Plan (EIP) (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 333-88304))

10.15a#

Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15c#	Form of Performance Share Grant pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.15d#

Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Dec. 1, 2004 (File No. 1-9894))

10.16#

Alliant Energy Key Employee Deferred Compensation Agreement for Key Employees (KEDCP) (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 333-51126)

10.17#	KEDCP (incorporated by reference to Exhibit 10(n) to IES Industries Inc.’s (IES’s) Form 10-K for the year 1987 (File No. 1-9187)

10.17a#	Amendments to Key Employee Deferred Compensation Agreement for Key Employees (incorporated by reference to Exhibit 10(v) to IES’s Form 10-Q for the quarter ended March 31, 1990 (File No. 1-9187))

10.18#

Alliant Energy Deferred Compensation Plan for Directors, as amended and restated effective Jan. 1, 2000, amended Nov. 14, 2001 (incorporated by reference to Exhibit 10.22 to Alliant Energy’s Form 10-K for the year 2001 (File No. 1-9894))

10.19#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans

10.20#

Alliant Energy Grantor Trust for Deferred Compensation Agreements (Key Employees) (incorporated by reference to Exhibit 4.4 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 33-51126))

10.21#

Alliant Energy Grantor Trust for Deferred Compensation Agreements (Directors) (incorporated by reference to Exhibit 4.3 to Alliant Energy’s Registration Statement on Form S-8 (Registration No. 33-51126))

10.22#	Form of Supplemental Retirement Agreement (SRA) (incorporated by reference to Exhibit 10.15 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.23#	Alliant Energy Excess Plan (incorporated by reference to Exhibit 10.33 to Alliant Energy’s Form 10-K for the year 2000 (File No. 1-9894))

10.24#

SRA by and between Alliant Energy and W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.25#

SRA by and between Alliant Energy and T.L. Hanson, J.E. Kratchmer, T.L. Aller and P.L. Kampling (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.26#	SRA by and between Alliant Energy and D.K. Doyle

10.27#

Key Executive Employment and Severance Agreement (KEESA), dated March 29, 1999, by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.28#

KEESA, dated March 29, 1999, by and between Alliant Energy and D.K. Doyle; dated May 22, 2002, by and between Alliant Energy and T.L. Hanson; dated April 11, 2003, by and between Alliant Energy and J.E. Kratchmer; and dated Aug. 29, 2005, by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 1999 (File No. 1-9894))

10.29#	KEESA, dated Feb. 4, 2004, by and between Alliant Energy and T.L. Aller (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9894))

10.30#

Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2006 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Nov. 30, 2005 (File No. 1-9894))

10.31#	Summary of 2006 Management Incentive Compensation Plan

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21	Subsidiaries of Alliant Energy and WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	Jan. 1	Expense	Accounts (1)	Deductions (2)	Dec. 31
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2005	$7.2	$9.6	$3.2	$14.2	$5.8
Year ended Dec. 31, 2004	6.0	9.6	3.3	11.7	7.2
Year ended Dec. 31, 2003	4.9	9.2	1.5	9.6	6.0
Interstate Power and Light Company
Year ended Dec. 31, 2005	$2.6	$8.3	$--	$8.4	$2.5
Year ended Dec. 31, 2004	1.4	6.4	--	5.2	2.6
Year ended Dec. 31, 2003	1.3	4.5	--	4.4	1.4
Wisconsin Power and Light Company
Year ended Dec. 31, 2005	$1.1	$0.6	$3.2	$2.2	$2.7
Year ended Dec. 31, 2004	3.1	0.3	3.3	5.6	1.1
Year ended Dec. 31, 2003	2.2	4.4	1.5	5.0	3.1

Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:

Accumulated Provision for Nuclear Refueling Outage Provision and Other Miscellaneous Reserves:
Alliant Energy Corporation
Year ended Dec. 31, 2005	$22.6	$20.4	$--	$21.3	$21.7
Year ended Dec. 31, 2004	17.1	11.7	--	6.2	22.6
Year ended Dec. 31, 2003	27.6	11.8	--	22.3	17.1
Interstate Power and Light Company
Year ended Dec. 31, 2005	$15.5	$14.0	$--	$17.5	$12.0
Year ended Dec. 31, 2004	11.3	8.0	--	3.8	15.5
Year ended Dec. 31, 2003	21.0	9.3	--	19.0	11.3
Wisconsin Power and Light Company
Year ended Dec. 31, 2005	$5.3	$2.8	$--	$3.4	$4.7
Year ended Dec. 31, 2004	4.7	2.6	--	2.0	5.3
Year ended Dec. 31, 2003	4.9	1.8	--	2.0	4.7

(1)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.
(2)

Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

The amounts above reflect continuing operations for all periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2006.

ALLIANT ENERGY CORPORATION

By:	/s/William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2006.

/s/ William D. Harvey	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Michael L. Bennett		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/ David A. Perdue	Director	/s/ Robert W. Schlutz	Director
Singleton B. McAllister		David A. Perdue		Robert W. Schlutz

/s/ Ann K. Newhall	Director	/s/ Judith D. Pyle	Director	/s/ Anthony R. Weiler	Director
Ann K. Newhall		Judith D. Pyle		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2006.

INTERSTATE POWER AND LIGHT COMPANY

By:	/s/William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2006.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Michael L. Bennett		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/ David A. Perdue	Director	/s/ Robert W. Schlutz	Director
Singleton B. McAllister		David A. Perdue		Robert W. Schlutz

/s/ Ann K. Newhall	Director	/s/ Judith D. Pyle	Director	/s/ Anthony R. Weiler	Director
Ann K. Newhall		Judith D. Pyle		Anthony R. Weiler

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2006.

WISCONSIN POWER AND LIGHT COMPANY

By:	/s/William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2006.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ John E. Kratchmer	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
John E. Kratchmer

/s/ Michael L. Bennett	Director	/s/ Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
Michael L. Bennett		Dean C. Oestreich		Carol P. Sanders

/s/ Singleton B. McAllister	Director	/s/ David A. Perdue	Director	/s/ Robert W. Schlutz	Director
Singleton B. McAllister		David A. Perdue		Robert W. Schlutz

/s/ Ann K. Newhall	Director	/s/ Judith D. Pyle	Director	/s/ Anthony R. Weiler	Director
Ann K. Newhall		Judith D. Pyle		Anthony R. Weiler

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2005

Exhibit

Number	Description

10.19	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans
10.26	SRA by and between Alliant Energy and D.K. Doyle
10.31	Summary of 2006 Management Incentive Compensation Plan
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
21	Subsidiaries of Alliant Energy and WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
23.3	Consent of Independent Registered Public Accounting Firm for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL