Form 10-Q
period 2006-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2006-05-05
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of April 28, 2006:

Alliant Energy Corporation	Common stock, $0.01 par value, 117,539,646 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended March 31,
	2006	2005

(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$583.0	$498.8
Gas	290.1	245.3
Other	21.4	19.3
Non-regulated	36.4	35.4

	930.9	798.8

Operating expenses:
Utility:
Electric production fuel and purchased power	312.2	209.3
Cost of gas sold	216.3	179.1
Other operation and maintenance	156.7	181.2
Non-regulated operation and maintenance	32.1	35.3
Depreciation and amortization	67.0	80.1
Taxes other than income taxes	26.8	26.4

	811.1	711.4

Operating income	119.8	87.4

Interest expense and other:
Interest expense	39.7	44.0
Loss on early extinguishment of debt	90.8	16.0
Equity income from unconsolidated investments	(13.6)	(2.3)
Allowance for funds used during construction	(2.3)	(2.6)
Preferred dividend requirements of subsidiaries	4.7	4.7
Interest income and other	(13.4)	(8.7)

	105.9	51.1

Income from continuing operations before income taxes	13.9	36.3

Income taxes	0.8	9.6

Income from continuing operations	13.1	26.7

Loss from discontinued operations, net of tax	(14.7)	(24.3)

Net income (loss)	($1.6)	$2.4

Average number of common shares outstanding (basic) (000s)	117,037	116,032

Average number of common shares outstanding (diluted) (000s)	117,343	116,369

Earnings per average common share (basic and diluted):
Income from continuing operations	$0.11	$0.23
Loss from discontinued operations	(0.12)	(0.21)

Net income (loss)	($0.01)	$0.02

Dividends declared per common share	$0.2875	$0.2625

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,925.6	$5,887.3
Gas plant in service	683.7	679.9
Other plant in service	506.3	508.5
Accumulated depreciation	(2,789.4)	(2,741.7)

Net plant	4,326.2	4,334.0
Construction work in progress	136.6	134.3
Other, less accumulated depreciation (accum. depr.)	3.7	3.2

Total utility	4,466.5	4,471.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	278.7	280.6
Other non-regulated investments, less accum. depr.	58.9	60.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	50.7	53.5

Total non-regulated and other	388.3	394.7

	4,854.8	4,866.2

Current assets:
Cash and temporary cash investments	50.5	205.3
Restricted cash	50.3	19.4
Accounts receivable:
Customer, less allowance for doubtful accounts	177.9	171.8
Unbilled utility revenues	112.9	143.7
Other, less allowance for doubtful accounts	91.6	70.5
Production fuel, at average cost	65.7	55.7
Materials and supplies, at average cost	40.1	38.0
Gas stored underground, at average cost	34.3	92.1
Regulatory assets	78.7	86.3
Deferred income taxes	160.4	12.2
Assets held for sale	207.7	802.6
Other	56.1	85.8

	1,126.2	1,783.4

Investments:
Investments in unconsolidated foreign entities	111.1	188.6
Investment in American Transmission Company LLC	157.2	152.4
Other	86.3	89.1

	354.6	430.1

Other assets:
Regulatory assets	323.2	349.2
Deferred charges and other	283.2	304.2

	606.4	653.4

Total assets	$6,942.0	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 117,539,646 and 117,035,793 shares	$1.2	$1.2
Additional paid-in capital	1,799.6	1,788.7
Retained earnings	707.0	742.3
Accumulated other comprehensive loss	(19.4)	(84.6)
Shares in deferred compensation trust - 272,985 and 258,214 shares
at an average cost of $27.66 and $27.41 per share	(7.6)	(7.1)

Total common equity	2,480.8	2,440.5

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,638.9	1,914.8

	4,363.5	4,599.1

Current liabilities:
Current maturities	94.0	151.7
Variable rate demand bonds	39.1	39.1
Commercial paper	84.0	263.0
Capital lease obligations	0.3	40.5
Accounts payable	241.8	355.3
Regulatory liabilities	110.2	96.2
Accrued interest	31.5	47.4
Accrued taxes	158.5	115.1
Liabilities held for sale	63.3	328.2
Other	145.7	143.8

	968.4	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	653.1	529.3
Regulatory liabilities	591.4	548.2
Pension and other benefit obligations	166.7	256.7
Other	194.1	215.0

	1,605.3	1,549.2

Minority interest	4.8	4.5

Total capitalization and liabilities	$6,942.0	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,
	2006	2005

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income (loss)	($1.6)	$2.4
Adjustments to reconcile net income to net cash flows from operating activities:
Loss from discontinued operations, net of tax	14.7	24.3
Depreciation and amortization	67.0	80.1
Other amortizations	12.1	15.3
Deferred tax expense (benefit) and investment tax credits	(0.1)	2.3
Equity income from unconsolidated investments, net	(13.6)	(2.3)
Distributions from equity method investments	5.2	7.6
Loss on early extinguishment of debt	90.8	16.0
Other	(14.7)	(1.4)
Other changes in assets and liabilities:
Accounts receivable	18.6	17.9
Sale of utility accounts receivable	(15.0)	-
Gas stored underground	57.8	44.5
Accounts payable	(90.6)	13.3
Benefit obligations and other	(73.9)	(24.4)

Net cash flows from operating activities	56.7	195.6

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(74.8)	(90.9)
Non-regulated businesses and other	(4.3)	(25.5)
Changes in restricted cash	(30.9)	7.5
Proceeds from asset sales	564.8	-
Purchases of securities within nuclear decommissioning trusts	(3.5)	(14.0)
Sales of securities within nuclear decommissioning trusts	51.7	8.0
Changes in restricted cash within nuclear decommissioning trusts	(42.5)	2.8
Other	(18.5)	(13.7)

Net cash flows from (used for) investing activities	442.0	(125.8)

Cash flows used for financing activities:
Common stock dividends	(33.7)	(30.4)
Proceeds from issuance of common stock	8.8	7.9
Proceeds from issuance of long-term debt	39.1	-
Reductions in long-term debt	(359.9)	(101.4)
Net change in short-term borrowings	(179.0)	(19.0)
Debt repayment premiums	(83.0)	(14.8)
Principal payments under capital lease obligations	(40.2)	(3.5)
Net change in loans with discontinued operations	(2.7)	(2.6)
Other	(2.9)	(7.2)

Net cash flows used for financing activities	(653.5)	(171.0)

Net decrease in cash and temporary cash investments	(154.8)	(101.2)
Cash and temporary cash investments at beginning of period	205.3	202.4

Cash and temporary cash investments at end of period	$50.5	$101.2

Discontinued Operations:
Net cash flows from (used for) operating activities	($6.3)	$13.1
Net cash flows used for investing activities	(2.6)	(0.9)
Net cash flows from (used for) financing activities	3.8	(4.4)

Net increase (decrease) in cash and temporary cash investments	(5.1)	7.8
Cash and temporary cash investments classified as held for sale at beginning of period	10.7	62.2

Cash and temporary cash investments classified as held for sale at end of period	$5.6	$70.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy Corporation (Alliant Energy), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) of America (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated financial position at March 31, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Most reclassifications relate to the reporting of discontinued operations and assets and liabilities held for sale pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities -

DAEC Sale - In January 2006, IPL completed the sale of its 70% ownership interest in the Duane Arnold Energy Center (DAEC) and recognized a gain based on the terms of the sale agreement. Pursuant to the Iowa Utilities Board (IUB) order approving the sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability is subject to change pending approval of certain post-closing adjustments related to the sale and regulatory review. The regulatory liability will be used to offset allowance for funds used during construction for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. At March 31, 2006, the regulatory liability related to the gain on the sale, including accrued interest, was $64.2 million and is reflected in “Other long-term liabilities and deferred credits - regulatory liabilities” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. IPL also recognized changes in certain tax-related regulatory assets due to the tax impacts of the DAEC sale, which resulted in a $30.0 million reduction in “Other assets - regulatory assets” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the first quarter of 2006. Refer to Notes 3, 5(a) and 12 for additional information regarding the DAEC sale.

Fuel Cost Recovery - In 2005, WPL filed for a fuel-related rate increase of $96 million with the Public Service Commission of Wisconsin (PSCW) and an interim increase of such amount was granted and effective in the fourth quarter of 2005. Fuel-related costs decreased during the first quarter of 2006 and are currently projected to be lower than the cost estimates used to set interim rates. These decreases in fuel-related costs may result in final rates granted being lower than interim rates, which would require WPL to refund a portion of the interim rates collected. At March 31, 2006, WPL recorded a reserve for rate refund and associated interest, based on interim rates collected to date, of $17.4 million, which is reflected as a liability in “Current liabilities - regulatory liabilities” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Coal Delivery Disruptions - WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions. At March 31, 2006 and Dec. 31, 2005, the retail portion of these incremental costs was $20.5 million and $12.3 million, respectively, which is reflected in “Other assets - regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Derivatives - Refer to Note 8(a) for information regarding changes in IPL’s and WPL’s regulatory assets and liabilities during the first quarter of 2006 due to changes in the fair value of its derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2006	2005
Weighted average common shares outstanding:
Basic EPS calculation	117,037	116,032
Effect of dilutive securities	306	337
Diluted EPS calculation	117,343	116,369

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three months ended March 31:

	2006	2005
Options to purchase shares of common stock	768,371	3,081,720
Weighted average exercise price of options excluded	$31.55	$29.48

(d) Property, Plant and Equipment - Effective Jan. 1, 2006, IPL implemented new depreciation rates from a recently completed depreciation study. IPL’s average rates of depreciation during the first quarter of 2006 were 2.8% for both electric and gas properties.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 were as follows (in millions):

	2006	2005
Interest income:
From loans to discontinued operations	($3.4)	($6.4)
Other	(3.9)	(2.3)
Currency transaction gains, net	(10.7)	--
Loss on sale of Brazil investments	4.8	--
Other	(0.2)	--
	($13.4)	($8.7)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	2006	2005
Cash paid during the period for:
Interest, net of capitalized interest	$55.8	$47.1
Income taxes, net of refunds	17.7	9.6
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	13.7	--
Capital lease obligations incurred	--	0.9

(f) New Accounting Pronouncements - Refer to Note 5(b) for discussion of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), and historical pro forma impacts of share-based compensation expense on net income.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2006	2005
Net income (loss)	($1.6)	$2.4
Unrealized holding gains (losses) on securities, net of tax	1.7	(0.8)
Less: reclassification adjustment for losses
included in net income, net of tax	--	(0.1)
Net unrealized gains (losses) on securities	1.7	(0.7)
Foreign currency translation adjustments, net of tax	(1.8)	1.2
Less: reclassification adjustment for losses
included in net income, net of tax	(51.9)	--
Net foreign currency translation adjustments	50.1	1.2
Minimum pension liability adjustments, net of tax	13.0	--
Unrealized holding gains (losses) on qualifying
derivatives, net of tax	0.2	(0.3)
Less: reclassification adjustment for losses
included in net income, net of tax	(0.2)	--
Net unrealized gains (losses) on qualifying derivatives	0.4	(0.3)
Other comprehensive income	65.2	0.2
Comprehensive income	$63.6	$2.6

(3) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility ratemaking and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the three months ended March 31, 2006 included $7 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits and the reversal of excess deferred taxes related to DAEC property, plant and equipment. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b), 5(a) and 12 for further discussion of the DAEC sale.

In the first quarter of 2006, Alliant Energy reclassified $158 million of deferred tax assets from “Other long-term liabilities and deferred credits - deferred income taxes” to “Current assets - deferred income taxes.” The deferred tax assets included in “Current assets - deferred income taxes” represent the amount of deferred tax benefits from tax carryforwards related to capital losses, net operating losses and credits that Alliant Energy anticipates will be utilized within the next 12 months.

(4) SALES OF ACCOUNTS RECEIVABLE

In April 2006, IPL extended its utility customer accounts receivable sale program agreement through October 2006 and increased the maximum amount of receivables that can be sold from $125 million to $200 million. At March 31, 2006 and Dec. 31, 2005, IPL had sold $85 million and $100 million of utility customer accounts receivable, respectively.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$5.7	$5.0	$2.9	$2.9
Interest cost	12.6	11.9	3.6	4.0
Expected return on plan assets	(14.5)	(13.7)	(1.8)	(1.7)
Amortization of:
Transition obligation (asset)	--	(0.1)	0.4	0.5
Prior service cost	0.8	0.9	(0.3)	(0.3)
Actuarial loss	3.4	2.2	1.2	1.6
Income statement impacts	8.0	6.2	6.0	7.0
Curtailment loss (gain)	0.7	--	(0.3)	--
Settlement gain, net	(5.4)	--	(4.1)	--
	$3.3	$6.2	$1.6	$7.0

The impacts of the curtailment and settlement in the above table resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and certain pension assets transferred to FPL Energy in connection with the DAEC sale in January 2006. The curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations for the three months ended March 31, 2006. Refer to Notes 1(b), 3 and 12 for further discussion of the DAEC sale.

As result of the DAEC sale and certain amendments to Alliant Energy’s cash balance plan in the first quarter of 2006, Alliant Energy, IPL and WPL remeasured the assets and liabilities of certain of their qualified pension plans utilizing a 5.75% discount rate to calculate benefit obligations and their future net periodic pension costs. Alliant Energy, IPL and WPL utilized a 5.5% discount rate on their previous measurement date of Sep. 30, 2005. Alliant Energy, IPL and WPL did not modify any other key assumptions upon the remeasurements. The remeasurements of the qualified pension plans in the first quarter of 2006 resulted in the following decreases to certain amounts included on the Condensed Consolidated Balance Sheets (in millions):

	Alliant
	Energy	IPL	WPL
Additional minimum liability	$27.6	$21.8	$5.8
Intangible asset	1.3	1.2	0.1
Regulatory asset	5.1	--	5.1
Deferred income tax assets	8.2	7.9	0.4
Accumulated other comprehensive loss, net of tax	13.0	12.7	0.2

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2006 will be approximately $80 million and $11 million, of which $77 million and $2 million, respectively, has been contributed through March 31, 2006.

(b) Equity Incentive Plans - On Jan. 1, 2006, Alliant Energy adopted SFAS 123(R), which requires share-based payments to employees to be recognized in the financial statements based on their fair values. Alliant Energy used the modified prospective transition method for the adoption, which resulted in no changes to Alliant Energy’s financial statements for prior periods. The impacts of adoption did not have a material impact on Alliant Energy’s financial condition or results of operations. The impact to Alliant Energy in periods subsequent to the adoption of SFAS 123(R) will largely be dependent upon the nature of any new share-based compensation awards issued to employees and the achievement of certain performance and market conditions related to such awards.

Alliant Energy has a 2002 Equity Incentive Plan (EIP) that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At March 31, 2006, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At March 31, 2006, approximately 1.2 million shares remained available for issuance under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

In the first quarter of 2006, Alliant Energy recognized $5.2 million of share-based compensation expense related to grants under the EIP and $1.9 million of related income tax benefits. As of March 31, 2006, total unrecognized compensation cost related to all share-based compensation awards was $9.7 million, which is expected to be recognized over a weighted average period of 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified goals, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and results of the performance criteria. Participants’ nonvested performance share payouts are forfeited when the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two, based on the performance criteria. At March 31, 2006, Alliant Energy anticipated all future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards. A summary of the performance shares activity for the three months ended March 31 is as follows:

	2006	2005
	Shares *	Shares *
Nonvested shares at Jan. 1	380,168	407,680
Granted	122,166	115,604
Vested	(133,552)	--
Forfeited	(91,252)	(118,029)
Nonvested shares at March 31	277,530	405,255

* Share amounts represent the target number of performance shares. Actual number of shares paid out, if vested, is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at March 31, 2006, by year of grant, is as follows:

	2006	2005	2004
Nonvested performance shares	89,879	83,577	104,074
Fair values of each nonvested performance share	$37.96	$34.59	$41.47

At March 31, 2006, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend payments prior to the measurement date and stock prices at the measurement date. The risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2006, Alliant Energy paid out $6.5 million in a combination of cash and stock related to the performance shares granted in 2003. No amounts were paid out related to performance shares during 2005.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from two to five years. Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement. Compensation costs related to awards granted to retiree-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock is forfeited when the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity for the three months ended March 31 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	166,624	$27.11	77,285	$25.55
Granted	44,875	29.84	48,850	27.48
Vested	(15,413)	25.91	(3,868)	25.85
Forfeited	--	--	(500)	25.41
Nonvested shares at March 31	196,086	27.83	121,767	26.31

Performance-contingent restricted stock - Payouts of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified EPS growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited when the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity for the three months ended March 31 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	70,489	$28.04	--	$--
Granted	79,074	28.19	74,723	28.04
Forfeited	--	--	(4,234)	28.04
Nonvested shares at March 31	149,563	28.12	70,489	28.04

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested become forfeited when participants leave Alliant Energy and their vested options expire after three months. No options have been granted since 2004. The fair value of stock options on the date of grant was based on the Black-Scholes pricing model. A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in millions)
Outstanding at Jan. 1, 2006	3,663,813	$27.08
Options exercised	(342,949)	23.67
Options expired	(41,650)	30.75
Outstanding at March 31, 2006	3,279,214	27.39	5 years	$13.4
Exercisable at March 31, 2006	3,176,390	27.46	5 years	12.8

Alliant Energy had the following nonvested stock options as of March 31, 2006:

		Weighted
		Average
		Exercise
	Options	Price
Nonvested at Jan. 1, 2006	543,403	$21.60
Vested	(440,579)	20.76
Nonvested at March 31, 2006	102,824	25.21

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2006	2005
Cash received from stock options exercised	$8.1	$2.2
Aggregate intrinsic value of stock options exercised	2.5	1.2
Income tax benefit from the exercise of stock options	1.0	0.5
Total fair value of stock options vested during period	1.3	3.9

Prior Year Pro Forma Expense - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Pursuant to APB 25, no stock-based compensation cost was reflected in net income in Alliant Energy’s Condensed Consolidated Statements of Income for stock options because all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. If Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to awards issued under these plans prior to the adoption of SFAS 123(R), the effect on net income and EPS for the three months ended March 31, 2005 would have been as follows (dollars in millions):

Net income, as reported	$2.4
Less: stock-based employee compensation income included in
reported net income, net of related tax effects	1.2
Add: stock-based employee compensation income determined under
the fair value-based method for all awards, net of related tax effects	1.1
Pro forma net income	$2.3

EPS (basic and diluted):
As reported and pro forma	$0.02

(6) DEBT

(a) Short-term Debt - Information regarding commercial paper at March 31, 2006 was as follows (dollars in millions; N/A = Not Applicable):

		Parent
	Consolidated	Company	IPL	WPL
Amount outstanding	$84	$--	$9	$75
Weighted average maturity	3 days	N/A	3 days	3 days
Discount rates	4.92-4.95%	N/A	4.95%	4.92%
Available capacity	$566 *	$100	$291	$175 *
*	In April 2006, WPL’s maximum short-term borrowing capacity authorized by the PSCW declined from $250 million to $195 million upon completion of the refinancing of its variable rate demand bonds.

(b) Long-term Debt - Resources completed the following debt retirements during the three months ended March 31, 2006 and 2005 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8

February 2005	7.375% senior notes due 2009	$100	$16.0

In March 2006, WPL issued $39.1 million of unsecured variable rate pollution control revenue bonds due 2014 through 2015 and used the proceeds in April 2006 to retire its remaining $39.1 million of first mortgage bonds due 2014 through 2015. At March 31, 2006, the $39.1 million of proceeds were held with the trustee and therefore recorded in “Current assets - restricted cash” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

(7) INVESTMENTS

(a) Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments was as follows (in millions):

	New Zealand	Brazil	Total
March 31, 2006	$111.1	$--	$111.1
Dec. 31, 2005	116.4	72.2	188.6

Brazil - In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. Upon completion of the sale, Alliant Energy removed from its Condensed Consolidated Balance Sheet the carrying amount of various assets and liabilities related to the sale, including $79 million of Brazil investments from “Investments in unconsolidated foreign entities,” $13 million of non-refundable deposits received by Alliant Energy as a result of an arbitration dispute from “Current liabilities - other” and $89 million of pre-tax foreign currency translation losses directly associated with its Brazil investments from “Accumulated other comprehensive loss.” At the date of the sale, the carrying value of these assets and liabilities exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statement of Income in the first quarter of 2006.

(b) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2006	2005
American Transmission Company LLC	($5.9)	($5.3)
Brazil	(3.4)	1.5
TrustPower Ltd.	(2.7)	(2.8)
Nth Power Technologies Fund II LP	(0.9)	0.2
Kaufman and Broad NexGen LLC (1)	--	4.7
Other	(0.7)	(0.6)
	($13.6)	($2.3)
(1)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. For IPL and WPL, changes in the derivatives’ fair values are generally recorded with offsets to regulatory assets or liabilities. At March 31, 2006 and Dec. 31, 2005, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2006	2005	2006	2005	2006	2005
Current derivative assets	$10.0	$20.6	$1.6	$7.8	$8.4	$12.7
Non-current derivative assets	1.8	9.7	0.2	4.2	0.2	4.4
Current derivative liabilities	42.4	24.2	20.5	5.2	21.9	19.0
Non-current derivative liabilities	12.2	3.0	6.0	1.5	6.2	1.5

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for its natural gas-fired electric generating facilities. Significant decreases in natural gas prices during the first quarter of 2006 have changed the fair value of these contracts and resulted in decreases in derivative assets and increases in derivative liabilities. As a result of changes in the fair value of these contracts, the counterparties to these contracts have required IPL and WPL to provide $18 million and $6 million of cash collateral, respectively, which are recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets.

(b) Weather Derivatives - In 2005, Corporate Services, as agent for IPL and WPL, and WPL on behalf of itself, entered into a combination of put options and swap agreements based on heating degree days (HDD) to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2005 to March 31, 2006. The actual HDD during this period were lower than those specified in the contracts resulting in Alliant Energy receiving $7.0 million ($3.8 million for IPL and $3.2 million for WPL) of payments from the counterparty, the majority of which was received in April 2006. In the first quarter of 2006, gains resulting from changes in the value of these weather derivatives were recorded as follows (in millions):

	Alliant Energy	IPL	WPL
Allocated to gas utility operating revenues	$5.6	$2.7	$2.9
Allocated to electric utility operating revenues	2.8	1.8	1.0
	$8.4	$4.5	$3.9

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its utility business. As of March 31, 2006, minimum future commitments related to Alliant Energy’s utility business for purchased power (excluding operating leases), coal and natural gas were $2.2 billion, $373 million and $257 million, respectively. Refer to Note 12 for details on a long-term purchased power agreement entered into upon IPL’s sale of its interest in DAEC in January 2006, the amount of which is included in the purchased power commitments.

(b) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recorded any material liabilities related to the indemnifications as of March 31, 2006. The terms of the indemnifications provided by Alliant Energy at March 31, 2006 for the various sales were as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$61 (a)	October 2007
Energy services	Second quarter of 2005	18	October 2006
Kewaunee Nuclear Power Plant (Kewaunee)	Third quarter of 2005	12 (b)	July 2006
Oil pipeline system	Fourth quarter of 2005	None identified	None identified
Synfuel	Fourth quarter of 2005	12 (c)	None identified
China	First quarter of 2006	37 (d)	February 2009
DAEC	First quarter of 2006	30 (e)	January 2009
Brazil	First quarter of 2006	10	January 2011
Other	Various	3	Various
(a)	Based on exchange rates at March 31, 2006
(b)	Indemnification provided by WPL
(c)	Amount will increase in future periods based on additional tax credits earned by buyer
(d)	Related to three generating facilities sold in February 2006
(e)	Indemnification provided by IPL

(10) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows (Int’l = International). Intersegment revenues were not material to Alliant Energy’s operations. At Dec. 31, 2005, IPL had $459 million of assets included within the DAEC sale agreement which were removed from total assets of the “Utility Business - Electric” segment upon the sale of IPL’s interest in DAEC in January 2006. Refer to Notes 1(b), 3, 5(a) and 12 for further discussion of the DAEC sale.

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended March 31, 2006
Operating revenues	$583.0	$290.1	$21.4	$894.5	$--	$37.9	$37.9	($1.5)	$930.9
Operating income (loss)	83.3	35.4	0.3	119.0	(2.5)	3.3	0.8	--	119.8
Income (loss) from continuing
operations				65.0	2.8	(55.8)	(53.0)	1.1	13.1
Income (loss) from discontinued
operations, net of tax				--	1.2	(15.9)	(14.7)	--	(14.7)
Net income (loss)				65.0	4.0	(71.7)	(67.7)	1.1	(1.6)

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
	(in millions)

Three Months Ended March 31, 2005
Operating revenues	$498.8	$245.3	$19.3	$763.4	$--	$37.3	$37.3	($1.9)	$798.8
Operating income (loss)	68.6	25.9	(1.1)	93.4	(3.0)	(2.9)	(5.9)	(0.1)	87.4
Income (loss) from continuing
operations				41.8	(6.4)	(10.6)	(17.0)	1.9	26.7
Loss from discontinued
operations, net of tax				--	(13.6)	(10.7)	(24.3)	--	(24.3)
Net income (loss)				41.8	(20.0)	(21.3)	(41.3)	1.9	2.4

(11) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. At or before March 31, 2006, the following businesses qualified as assets held for sale as defined by SFAS 144:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility	Second quarter of 2005	Non-regulated - Other
Oil gathering pipeline system	Fourth quarter of 2005	Non-regulated - Other
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated - Other
China	Expected to be completed	Non-regulated - International
by June 2006 (a)
Mexico	Expected by Sep. 2006	Non-regulated - Other
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC (Note 12)	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Expected in 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
(a)	Three of 10 generating facilities were sold in 2005. Three additional generating facilities were sold in February 2006. One additional generating facility was sold in April 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at March 31, 2006 and Dec. 31, 2005. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 was as follows (in millions):

	2006	2005
Operating revenues	$30.0	$44.6
Operating expenses:
Operating expenses (excluding valuation adjustments) (a)	26.2	51.9
Valuation charges - Mexico business (b)	26.0	--
Valuation charges (reversals) - China business (c)	(0.7)	11.6
Other valuation charges (d)	0.2	6.8
Interest expense and other:
Interest expense (e)	4.1	7.2
Interest income and other	(0.1)	(0.2)
Loss before income taxes	(25.7)	(32.7)
Income tax benefit (f)	(11.0)	(8.4)
Loss from discontinued operations, net of tax	($14.7)	($24.3)

(a)

In the first quarter of 2005, Alliant Energy recorded a $4.1 million pre-tax charge to operating expenses related to a guarantee outstanding to support a third-party financing arrangement related to its biomass facility.

(b)

In the first quarter of 2006, Alliant Energy recorded a pre-tax, non-cash valuation charge of $26.0 million as a result of declines in the fair value of its Mexico business. The fair value was estimated using updated market information from bid information recently received from several potential buyers for the Mexico business.

(c)

In the first quarter of 2005, Alliant Energy recorded a pre-tax, non-cash valuation charge of $11.6 million, net of allocation to minority interest, as a result of declines in the fair value of several of its China generating facilities due to the impacts of increased coal and transportation costs. The fair values were estimated using a combination of expected discounted future cash flows and market value indicators.

(d)

In the first quarter of 2005, Alliant Energy recorded pre-tax valuation charges of $6.8 million (energy services business-$5.4 million and biomass facility-$1.4 million) to reflect updated estimates of the market value, less selling costs, of assets classified as held for sale.

(e)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In the first quarter of 2006 and 2005, the amount of interest expense allocated to its China business was $1.7 million and $3.2 million, respectively. In the first quarter of 2006 and 2005, the amount of interest expense allocated to its Mexico business was $1.5 million and $1.3 million, respectively.

(f)

The provision for income taxes for the three months ended March 31, 2005 was lower than the federal statutory rate of 35% primarily due to the impact of foreign results and associated taxes, including no significant tax benefits recorded in the first quarter of 2005 on the valuation charges related to its China generating facilities.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	March 31, 2006	Dec. 31, 2005
Assets held for sale:
Property, plant and equipment, net	$155.5	$486.1
Current assets (including cash)	31.4	84.4
Investments	5.7	194.7
Other assets	15.1	37.4
Total assets held for sale	207.7	802.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	36.8	58.4
Long-term debt	5.4	12.3
Asset retirement obligations (AROs)	--	179.0
Other long-term liabilities and deferred credits	7.1	52.6
Minority interest	14.0	25.9
Total liabilities held for sale	63.3	328.2
Net assets held for sale	$144.4	$474.4

A summary of the components of cash flows for discontinued operations for the three months ended March 31 was as follows (in millions):

	2006	2005
Cash flows from (used for) operating activities	($6.3)	$13.1

Cash flows used for investing activities	(2.6)	(0.9)

Cash flows from (used for) financing activities (excluding intercompany cash flows)	1.1	(7.0)
Net change in loans with continuing operations	2.7	2.6
Net cash flows from (used for) financing activities	3.8	(4.4)

Net increase (decrease) in cash and temporary cash investments	(5.1)	7.8
Cash and temporary cash investments held for sale at beginning of period	10.7	62.2
Cash and temporary cash investments held for sale at end of period	$5.6	$70.0

Supplemental cash flows information:
Cash paid during the period for:
Interest	$0.6	$0.8
Income taxes, net of refunds	$0.3	$0.3

(12) SALE OF IPL’S INTEREST IN DAEC

In January 2006, IPL completed the sale of its 70% ownership interest in DAEC to FPL Energy. Under the sales agreement, FPL Energy purchased IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and material and supplies) and assumed various liabilities of IPL in exchange for net proceeds to IPL of $331 million. Such proceeds were net of purchase price adjustments, cash payments made at closing to FPL Energy and certain transaction-related costs. IPL used $130 million of the net proceeds to reduce its short-term debt, $125 million to reduce its level of accounts receivable sold and the remainder for investments in short-term securities and general corporate purposes. In January 2006, IPL retired its capital lease obligation, including interest through the closing date, covering its 70% undivided interest in nuclear fuel for DAEC for $40 million. In March 2006, IPL used the investments in short-term securities, along with other funds, to pay a dividend of $110 million to Alliant Energy pursuant to the IUB order approving the DAEC sale.

The cash payments made by IPL to FPL Energy at closing were in connection with FPL Energy’s assumption of decommissioning, employee benefit and certain other liabilities related to DAEC. The sales proceeds and related cash payments are subject to various post-closing adjustments, which have been estimated and included in IPL’s financial statements as of March 31, 2006. The post-closing adjustments are anticipated to be settled in the second quarter of 2006. In addition to the proceeds received by IPL, other Alliant Energy subsidiaries received $7 million in proceeds from FPL Energy related to other property purchased by FPL Energy and reimbursement for Alliant Energy’s forfeiture of its membership interest in the Nuclear Management Company upon the sale of DAEC.

IPL previously established two decommissioning funds to cover the eventual decommissioning of DAEC. Upon closing of the sale, FPL Energy assumed responsibility for the eventual decommissioning of the facility and received the equivalent of $203 million of nuclear decommissioning trust assets, which included the qualified and non-qualified decommissioning trust fund assets of IPL valued at $188 million at the closing date, and a cash payment. On the closing date, the value of the decommissioning funds and the cash payments made exceeded the $203 million in decommissioning trust assets required to be transferred to FPL Energy by $8 million. The $8 million of excess decommissioning trust assets were retained by IPL and were included as a component of the regulatory liability related to the sale as discussed below.

Pursuant to the IUB order approving the sale, the gain resulting from IPL’s portion of the sale served as the basis to establish a regulatory liability of approximately $64 million. Refer to Notes 1(b), 3 and 5(a) for additional discussion.

As of the closing date, IPL’s share of the carrying value of the assets and liabilities sold was as follows (in millions):

Assets:		Liabilities:
Investments	$188	AROs	$180
Property, plant and equipment, net *	242	Regulatory liabilities	48
Other	29		$228
	$459

* Includes nuclear fuel, net of amortization

IPL’s assets and liabilities related to the DAEC sale agreement had been classified as held for sale on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets as of Dec. 31, 2005.

Upon closing of the sale, IPL entered into a long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement extends through February 2014, concurrent with expiration of DAEC’s current operating license. As of March 31, 2006, IPL’s future minimum payments, assuming a 90% capacity factor, related to this agreement are estimated at $112 million from April through December 2006, $156 million for 2007, $157 million for 2008, $167 million for 2009, $171 million for 2010 and $595 million for 2011 through 2014.

(13) ASSET RETIREMENT OBLIGATIONS

Pursuant to SFAS 143, “Accounting for Asset Retirement Obligations,” (SFAS 143) and Financial Accounting Standards Board Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS 143,” a reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Balance at Jan. 1	$35.8	$0.9	$24.9	$--	$10.9	$0.9
Liabilities incurred	1.1	--	1.1	--	--	--
Accretion expense	0.4	0.1	0.3	--	0.1	0.1
Liabilities settled	(0.4)	--	--	--	(0.4)	--
Balance at March 31	$36.9	$1.0	$26.3	$--	$10.6	$1.0

Refer to Note 12 for AROs included in liabilities held for sale relating to the sale of IPL’s interest in DAEC.

(14) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) to the Riverside and RockGen purchased power agreements to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. For the three months ended March 31, 2006 and 2005, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside agreement were $7.5 million and $7.9 million, respectively. For the three months ended March 31, 2006 and 2005, WPL’s costs, excluding fuel costs, related to the RockGen agreement were $3.8 million and $7.1 million, respectively.

(15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2006	(in millions)
Operating revenues:
Utility:
Electric	$-	$-	$583.0	$-	$583.0
Gas	-	-	290.1	-	290.1
Other	-	-	21.4	-	21.4
Non-regulated	-	37.9	73.5	(75.0)	36.4

	-	37.9	968.0	(75.0)	930.9

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	312.2	-	312.2
Cost of gas sold	-	-	216.3	-	216.3
Other operation and maintenance	-	-	156.7	-	156.7
Non-regulated operation and maintenance	0.7	32.9	65.6	(67.1)	32.1
Depreciation and amortization	-	2.6	70.5	(6.1)	67.0
Taxes other than income taxes	-	1.6	26.7	(1.5)	26.8

	0.7	37.1	848.0	(74.7)	811.1

Operating income (loss)	(0.7)	0.8	120.0	(0.3)	119.8

Interest expense and other:
Interest expense	0.1	14.3	30.5	(5.2)	39.7
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(7.2)	(6.4)	-	(13.6)
Allowance for funds used during construction	-	-	(2.3)	-	(2.3)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	0.1	(14.4)	(1.1)	2.0	(13.4)

	0.2	83.5	25.4	(3.2)	105.9

Income (loss) from continuing operations before income taxes	(0.9)	(82.7)	94.6	2.9	13.9

Income tax expense (benefit)	0.9	(29.7)	29.6	-	0.8

Income (loss) from continuing operations	(1.8)	(53.0)	65.0	2.9	13.1

Loss from discontinued operations, net of tax	-	(14.7)	-	-	(14.7)

Net income (loss)	($1.8)	($67.7)	$65.0	$2.9	($1.6)

Three Months Ended March 31, 2005
Operating revenues:
Utility:
Electric	$-	$-	$498.8	$-	$498.8
Gas	-	-	245.3	-	245.3
Other	-	-	19.3	-	19.3
Non-regulated	-	37.3	71.1	(73.0)	35.4

	-	37.3	834.5	(73.0)	798.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	209.3	-	209.3
Cost of gas sold	-	-	179.1	-	179.1
Other operation and maintenance	-	-	181.2	-	181.2
Non-regulated operation and maintenance	0.1	37.1	63.5	(65.4)	35.3
Depreciation and amortization	-	4.4	81.0	(5.3)	80.1
Taxes other than income taxes	-	1.7	26.6	(1.9)	26.4

	0.1	43.2	740.7	(72.6)	711.4

Operating income (loss)	(0.1)	(5.9)	93.8	(0.4)	87.4

Interest expense and other:
Interest expense	0.1	17.9	27.2	(1.2)	44.0
Loss on early extinguishment of debt	-	16.0	-	-	16.0
Equity (income) loss from unconsolidated investments	-	3.7	(6.0)	-	(2.3)
Allowance for funds used during construction	-	-	(2.6)	-	(2.6)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(1.2)	(7.8)	(0.8)	1.1	(8.7)

	(1.1)	29.8	22.5	(0.1)	51.1

Income (loss) from continuing operations before income taxes	1.0	(35.7)	71.3	(0.3)	36.3

Income tax expense (benefit)	(1.4)	(18.7)	29.5	0.2	9.6

Income (loss) from continuing operations	2.4	(17.0)	41.8	(0.5)	26.7

Loss from discontinued operations, net of tax	-	(24.3)	-	-	(24.3)

Net income (loss)	$2.4	($41.3)	$41.8	($0.5)	$2.4

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2006 (Unaudited)

	Alliant Energy				Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,925.6	$-	$5,925.6
Gas plant in service	--	--	683.7	--	683.7
Other plant in service	--	--	506.3	--	506.3
Accumulated depreciation	--	--	(2,789.4)	--	(2,789.4)
Leased Sheboygan Falls Energy Facility, net	--	--	118.6	(118.6)	--
Other, net	--	--	140.3	--	140.3

Total utility	--	--	4,585.1	(118.6)	4,466.5

Non-regulated and other, net	--	200.4	51.0	136.9	388.3

	--	200.4	4,636.1	18.3	4,854.8

Current assets:
Cash and temporary cash investments	36.5	13.2	0.8	--	50.5
Restricted cash	--	9.3	41.0	--	50.3
Gas stored underground, at average cost	--	--	34.3	--	34.3
Deferred income taxes	--	155.8	12.5	(7.9)	160.4
Assets held for sale	--	150.9	56.8	--	207.7
Other	307.8	55.6	683.1	(423.5)	623.0

	344.3	384.8	828.5	(431.4)	1,126.2

Investments:
Consolidated subsidiaries	2,125.4	--	--	(2,125.4)	--
Investments in unconsolidated foreign entities	--	111.1	--	--	111.1
Other	14.3	11.9	217.3	--	243.5

	2,139.7	123.0	217.3	(2,125.4)	354.6

Other assets	3.2	183.9	592.5	(173.2)	606.4

Total assets	$2,487.2	$892.1	$6,274.4	($2,711.7)	$6,942.0

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,800.8	$257.4	$1,375.4	($1,632.8)	$1,800.8
Retained earnings	706.4	(285.4)	797.5	(511.5)	707.0
Accumulated other comprehensive loss (income)	(19.4)	18.3	(37.7)	19.4	(19.4)
Shares in deferred compensation trust	(7.6)	--	--	--	(7.6)

Total common equity	2,480.2	(9.7)	2,135.2	(2,124.9)	2,480.8

Cumulative preferred stock of subsidiaries, net	--	--	243.8	--	243.8
Long-term debt, net (excluding current portion)	--	292.1	1,346.8	--	1,638.9

	2,480.2	282.4	3,725.8	(2,124.9)	4,363.5

Current liabilities:
Current maturities	--	9.0	85.0	--	94.0
Commercial paper	--	--	84.0	--	84.0
Capital lease obligations	--	0.1	0.2	--	0.3
Accounts payable	0.6	13.9	332.3	(105.0)	241.8
Accrued interest	--	8.3	23.2	--	31.5
Accrued taxes	(0.3)	40.6	139.3	(21.1)	158.5
Liabilities held for sale	--	55.8	7.5	--	63.3
Other	3.9	321.5	275.9	(306.3)	295.0

	4.2	449.2	947.4	(432.4)	968.4

Other long-term liabilities and deferred credits:
Pension and other benefit obligations	4.4	5.0	157.3	--	166.7
Other	(1.6)	150.7	1,443.9	(154.4)	1,438.6

	2.8	155.7	1,601.2	(154.4)	1,605.3

Minority interest	--	4.8	--	--	4.8

Total capitalization and liabilities	$2,487.2	$892.1	$6,274.4	($2,711.7)	$6,942.0

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2005 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,887.3	$-	$5,887.3
Gas plant in service	--	--	679.9	--	679.9
Other plant in service	--	--	508.5	--	508.5
Accumulated depreciation	--	--	(2,741.7)	--	(2,741.7)
Leased Sheboygan Falls Energy Facility, net	--	--	120.2	(120.2)	--
Other, net	--	--	137.5	--	137.5

Total utility	--	--	4,591.7	(120.2)	4,471.5

Non-regulated and other, net	--	203.1	53.6	138.0	394.7

	--	203.1	4,645.3	17.8	4,866.2

Current assets:
Cash and temporary cash investments	160.4	12.6	32.3	--	205.3
Restricted cash	--	17.5	1.9	--	19.4
Gas stored underground, at average cost	--	--	92.1	--	92.1
Deferred income taxes	--	1.9	10.6	(0.3)	12.2
Assets held for sale	--	286.9	515.7	--	802.6
Other	47.5	47.7	686.7	(130.1)	651.8

	207.9	366.6	1,339.3	(130.4)	1,783.4

Investments:
Consolidated subsidiaries	2,221.2	--	--	(2,221.2)	--
Investments in unconsolidated foreign entities	--	188.6	--	--	188.6
Other	14.1	11.3	216.1	--	241.5

	2,235.3	199.9	216.1	(2,221.2)	430.1

Other assets	7.7	188.5	667.8	(210.6)	653.4

Total assets	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,789.9	$255.3	$1,375.2	($1,630.5)	$1,789.9
Retained earnings	741.9	(217.7)	893.1	(675.0)	742.3
Accumulated other comprehensive loss	(84.6)	(33.9)	(50.7)	84.6	(84.6)
Shares in deferred compensation trust	(7.1)	--	--	--	(7.1)

Total common equity	2,440.1	3.7	2,217.6	(2,220.9)	2,440.5

Cumulative preferred stock of subsidiaries, net	--	--	243.8	--	243.8
Long-term debt, net (excluding current portion)	--	582.2	1,332.6	--	1,914.8

	2,440.1	585.9	3,794.0	(2,220.9)	4,599.1

Current liabilities:
Current maturities	--	91.7	60.0	--	151.7
Commercial paper	--	--	263.0	--	263.0
Capital lease obligations	--	0.1	40.4	--	40.5
Accounts payable	1.2	24.3	384.1	(54.3)	355.3
Accrued interest	--	22.8	24.6	--	47.4
Accrued taxes	1.8	70.4	79.6	(36.7)	115.1
Liabilities held for sale	--	93.7	234.5	--	328.2
Other	6.6	73.6	239.0	(40.1)	279.1

	9.6	376.6	1,325.2	(131.1)	1,580.3

Other long-term liabilities and deferred credits:
Pension and other benefit obligations	2.6	4.6	268.1	(18.6)	256.7
Other	(1.4)	(13.5)	1,481.2	(173.8)	1,292.5

	1.2	(8.9)	1,749.3	(192.4)	1,549.2

Minority interest	--	4.5	--	--	4.5

Total capitalization and liabilities	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2006	(in millions)
Continuing Operations:
Net cash flows from (used for) operating activities	$5.5	($50.1)	$111.0	($9.7)	$56.7

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	--	--	(74.8)	--	(74.8)
Non-regulated businesses and other	--	(1.5)	(2.8)	--	(4.3)
Changes in restricted cash	--	8.1	(39.0)	--	(30.9)
Proceeds from asset sales	--	230.6	334.2	--	564.8
Purchases of securities within nuclear decommissioning trusts	--	--	(3.5)	--	(3.5)
Sales of securities within nuclear decommissioning trusts	--	--	51.7	--	51.7
Changes in restricted cash within nuclear decommissioning trusts	--	--	(42.5)	--	(42.5)
Other	154.1	0.3	(19.2)	(153.7)	(18.5)

Net cash flows from investing activities	154.1	237.5	204.1	(153.7)	442.0

Cash flows used for financing activities:
Common stock dividends	(33.7)	--	(160.6)	160.6	(33.7)
Proceeds from issuance of long-term debt	--	--	39.1	--	39.1
Reductions in long-term debt	--	(359.9)	--	--	(359.9)
Net change in short-term borrowings	(258.5)	258.5	(179.0)	--	(179.0)
Debt repayment premiums	--	(83.0)	--	--	(83.0)
Principal payments under capital lease obligations	--	--	(40.6)	0.4	(40.2)
Other	8.7	(2.4)	(5.5)	2.4	3.2

Net cash flows used for financing activities	(283.5)	(186.8)	(346.6)	163.4	(653.5)

Net increase (decrease) in cash and temporary cash investments	(123.9)	0.6	(31.5)	--	(154.8)
Cash and temporary cash investments at beginning of period	160.4	12.6	32.3	--	205.3

Cash and temporary cash investments at end of period	$36.5	$13.2	$0.8	$-	$50.5

Discontinued Operations:
Net cash flows used for operating activities	$-	($6.3)	$-	$-	($6.3)
Net cash flows used for investing activities	--	(2.6)	--	--	(2.6)
Net cash flows from financing activities	--	3.8	--	--	3.8

Net decrease in cash and temporary cash investments	--	(5.1)	--	--	(5.1)
Cash and temporary cash investments held for sale at beginning of period	--	10.7	--	--	10.7

Cash and temporary cash investments held for sale at end of period	$-	$5.6	$-	$-	$5.6

Three Months Ended March 31, 2005
Continuing Operations:
Net cash flows from (used for) operating activities	($1.1)	($18.4)	$220.3	($5.2)	$195.6

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	--	--	(90.9)	--	(90.9)
Non-regulated businesses and other	--	(23.9)	(1.6)	--	(25.5)
Changes in restricted cash	--	5.7	1.8	--	7.5
Purchases of securities within nuclear decommissioning trusts	--	--	(14.0)	--	(14.0)
Sales of securities within nuclear decommissioning trusts	--	--	8.0	--	8.0
Changes in restricted cash within nuclear decommissioning trusts	--	--	2.8	--	2.8
Other	49.1	(0.8)	(13.4)	(48.6)	(13.7)

Net cash flows from (used for) investing activities	49.1	(19.0)	(107.3)	(48.6)	(125.8)

Cash flows used for financing activities:
Common stock dividends	(30.4)	--	(49.7)	49.7	(30.4)
Reductions in long-term debt	--	(101.4)	--	--	(101.4)
Net change in short-term borrowings	(111.1)	111.2	(19.1)	--	(19.0)
Debt repayment premiums	--	(14.8)	--	--	(14.8)
Principal payments under capital lease obligations	--	--	(3.5)	--	(3.5)
Other	8.0	(2.3)	(11.7)	4.1	(1.9)

Net cash flows used for financing activities	(133.5)	(7.3)	(84.0)	53.8	(171.0)

Net increase (decrease) in cash and temporary cash investments	(85.5)	(44.7)	29.0	--	(101.2)
Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	--	202.4

Cash and temporary cash investments at end of period	$15.6	$22.2	$63.4	$-	$101.2

Discontinued Operations:
Net cash flows from operating activities	$-	$13.1	$-	$-	$13.1
Net cash flows used for investing activities	--	(0.9)	--	--	(0.9)
Net cash flows used for financing activities	--	(4.4)	--	--	(4.4)

Net increase in cash and temporary cash investments	--	7.8	--	--	7.8
Cash and temporary cash investments held for sale at beginning of period	--	62.2	--	--	62.2

Cash and temporary cash investments held for sale at end of period	$-	$70.0	$-	$-	$70.0

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Three Months Ended March 31, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$24.6	$31.1	$-	$55.8
Income taxes, net of refunds	1.7	21.3	(5.3)	-	17.7
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7

Three Months Ended March 31, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$19.6	$27.4	$-	$47.1
Income taxes, net of refunds	0.2	(5.3)	14.7	-	9.6
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	0.9	-	0.9

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

	(in millions)
Operating revenues:
Electric utility	$327.9	$269.8
Gas utility	167.4	135.4
Steam and other	18.4	17.1

	513.7	422.3

Operating expenses:
Electric production fuel and purchased power	165.2	87.1
Cost of gas sold	131.1	104.5
Other operation and maintenance	101.4	113.7
Depreciation and amortization	38.4	48.6
Taxes other than income taxes	15.6	15.5

	451.7	369.4

Operating income	62.0	52.9

Interest expense and other:
Interest expense	17.5	17.5
Allowance for funds used during construction	(1.4)	(1.8)
Interest income and other	(1.0)	(0.4)

	15.1	15.3

Income before income taxes	46.9	37.6

Income taxes	9.9	15.1

Net income	37.0	22.5

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$33.1	$18.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,863.7	$3,840.2
Gas plant in service	362.5	360.5
Steam plant in service	61.6	61.1
Other plant in service	229.3	225.4
Accumulated depreciation	(1,733.4)	(1,687.1)

Net plant	2,783.7	2,800.1
Construction work in progress	83.7	81.3
Other, less accumulated depreciation	1.8	1.8

	2,869.2	2,883.2

Current assets:
Cash and temporary cash investments	-	0.7
Accounts receivable:
Customer, less allowance for doubtful accounts	107.2	103.3
Associated companies	1.4	1.7
Other, less allowance for doubtful accounts	42.1	27.6
Income tax refunds receivable	-	27.5
Production fuel, at average cost	43.3	35.5
Materials and supplies, at average cost	17.7	16.0
Gas stored underground, at average cost	10.8	51.9
Regulatory assets	44.1	53.6
Assets held for sale	30.5	489.6
Other	5.5	14.8

	302.6	822.2

Investments	15.7	15.6

Other assets:
Regulatory assets	148.0	180.3
Deferred charges and other	65.5	75.3

	213.5	255.6

Total assets	$3,401.0	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.5	746.4
Retained earnings	316.2	420.5
Accumulated other comprehensive loss	(34.8)	(47.5)

Total common equity	1,061.3	1,152.8

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	868.3	893.3

	2,113.4	2,229.9

Current liabilities:
Current maturities	85.0	60.0
Commercial paper	9.0	169.5
Capital lease obligations	-	40.2
Accounts payable	85.5	146.4
Accounts payable to associated companies	54.0	18.9
Accrued taxes	124.9	67.8
Liabilities held for sale	5.1	232.3
Other	87.2	73.0

	450.7	808.1

Other long-term liabilities and deferred credits:
Deferred income taxes	284.4	341.6
Regulatory liabilities	413.4	356.3
Pension and other benefit obligations	33.2	124.5
Other	105.9	116.2

	836.9	938.6

Total capitalization and liabilities	$3,401.0	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$37.0	$22.5
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	38.4	48.6
Other amortizations	3.0	5.2
Deferred tax expense and investment tax credits	2.9	1.1
Other	(5.4)	(2.6)
Other changes in assets and liabilities:
Accounts receivable	(3.1)	1.8
Sale of accounts receivable	(15.0)	-
Income tax refunds receivable	27.5	1.8
Gas stored underground	41.1	28.9
Accounts payable	(26.3)	(1.1)
Benefit obligations and other	(53.5)	13.3

Net cash flows from operating activities	46.6	119.5

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(38.2)	(54.3)
Proceeds from asset sales	330.8	-
Purchases of securities within nuclear decommissioning trusts	(3.5)	(9.5)
Sales of securities within nuclear decommissioning trusts	51.7	4.8
Changes in restricted cash within nuclear decommissioning trusts	(42.5)	1.5
Other	(9.8)	(13.7)

Net cash flows from (used for) investing activities	288.5	(71.2)

Cash flows used for financing activities:
Common stock dividends	(137.4)	(27.4)
Preferred stock dividends	(3.9)	(3.9)
Net change in short-term borrowings	(160.5)	13.0
Principal payments under capital lease obligations	(40.2)	(3.5)
Other	6.2	(4.8)

Net cash flows used for financing activities	(335.8)	(26.6)

Net increase (decrease) in cash and temporary cash investments	(0.7)	21.7

Cash and temporary cash investments at beginning of period	0.7	0.1

Cash and temporary cash investments at end of period	$-	$21.8

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$19.8	$17.5

Income taxes, net of refunds	($17.2)	$0.4

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$0.9

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated financial position at March 31, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been made. Because of the seasonal nature of IPL’s operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2006	2005
Earnings available for common stock	$33.1	$18.6
Other comprehensive income:
Minimum pension liability adjustment, net of tax	12.7	--
Comprehensive income	$45.8	$18.6

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1.9	$1.6	$1.0	$0.9
Interest cost	3.7	3.5	1.9	2.0
Expected return on plan assets	(4.2)	(4.0)	(1.4)	(1.3)
Amortization of:
Transition obligation (asset)	--	(0.1)	0.1	0.2
Prior service cost	0.3	0.3	(0.2)	(0.2)
Actuarial loss	0.9	0.5	0.8	0.8
Income statement impacts	2.6	1.8	2.2	2.4
Curtailment loss (gain)	0.6	--	(0.3)	--
Settlement gain, net	(1.6)	--	(4.1)	--
	$1.6	$1.8	($2.2)	$2.4

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Non-bargaining IPL employees
participating in other plans	($3.4) *	$0.3	N/A	N/A
Allocated Corporate Services costs	0.9	0.8	$0.6	$0.8
*	Includes a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million.

The impacts of the curtailment and settlement in the two above tables were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for the three months ended March 31, 2006. Refer to Notes 1(b) and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale.

IPL estimates that funding for the qualified pension plans for the bargaining units and other postretirement benefits plans for 2006 will be approximately $15 million and $5 million, of which $15 million and $1 million, respectively, has been contributed through March 31, 2006.

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of March 31, 2006, IPL’s minimum commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.4 billion, $85 million and $87 million, respectively. In addition, system-wide purchased power contracts of $202 million and coal contracts of $225 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(10) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2006
Operating revenues	$327.9	$167.4	$18.4	$513.7
Operating income	49.4	11.8	0.8	62.0
Earnings available for common stock				33.1

Three Months Ended March 31, 2005
Operating revenues	$269.8	$135.4	$17.1	$422.3
Operating income	46.2	5.8	0.9	52.9
Earnings available for common stock				18.6

(11) ASSETS AND LIABILITIES HELD FOR SALE

In January 2006, IPL completed the sale of its interest in DAEC. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale. In addition, IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s interest in DAEC and its Illinois electric and gas utility properties were not reported as discontinued operations at March 31, 2006. The components of assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$33.2	$626.7
Gas plant in service	13.0	13.0
Other plant in service	0.1	0.1
Accumulated depreciation	(17.2)	(412.6)
Net plant	29.1	227.2
Construction work in progress	0.2	3.6
Other, less accumulated depreciation	--	40.2
Property, plant and equipment, net	29.3	271.0
Current assets	0.1	13.0
Nuclear decommissioning trust funds	--	187.7
Other assets	1.1	17.9
Total assets held for sale	30.5	489.6
Liabilities held for sale:
Current liabilities	--	1.2
AROs	--	179.0
Other long-term liabilities	5.1	52.1
Total liabilities held for sale	5.1	232.3
Net assets held for sale	$25.4	$257.3

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

	(in millions)
Operating revenues:
Electric utility	$255.1	$229.0
Gas utility	122.7	109.9
Other	3.0	2.2

	380.8	341.1

Operating expenses:
Electric production fuel and purchased power	147.0	122.2
Cost of gas sold	85.2	74.6
Other operation and maintenance	55.4	67.5
Depreciation and amortization	26.6	27.1
Taxes other than income taxes	9.7	9.2

	323.9	300.6

Operating income	56.9	40.5

Interest expense and other:
Interest expense	12.1	8.8
Equity income from unconsolidated investments	(6.4)	(5.9)
Allowance for funds used during construction	(0.9)	(0.8)
Interest income	(0.2)	-

	4.6	2.1

Income before income taxes	52.3	38.4

Income taxes	19.6	14.5

Net income	32.7	23.9

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$31.9	$23.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,061.9	$2,047.1
Gas plant in service	321.2	319.4
Other plant in service	215.4	222.0
Accumulated depreciation	(1,056.0)	(1,054.6)

Net plant	1,542.5	1,533.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	118.6	120.2
Construction work in progress	52.9	53.0
Other, less accumulated depreciation	1.9	1.4

	1,715.9	1,708.5

Current assets:
Restricted cash	39.3	0.2
Accounts receivable:
Customer, less allowance for doubtful accounts	152.4	167.5
Other, less allowance for doubtful accounts	44.7	40.0
Production fuel, at average cost	22.4	20.2
Materials and supplies, at average cost	18.6	18.2
Gas stored underground, at average cost	23.5	40.2
Regulatory assets	34.6	32.7
Assets held for sale	26.3	26.1
Other	47.1	65.3

	408.9	410.4

Investments:
Investment in American Transmission Company LLC	157.2	152.4
Other	44.4	44.6

	201.6	197.0

Other assets:
Regulatory assets	175.2	168.9
Deferred charges and other	166.7	182.8

	341.9	351.7

Total assets	$2,668.3	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	525.9	525.8
Retained earnings	482.6	473.7
Accumulated other comprehensive loss	(2.9)	(3.1)

Total common equity	1,071.8	1,062.6

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	403.4	364.3

	1,535.2	1,486.9

Current liabilities:
Variable rate demand bonds	39.1	39.1
Commercial paper	75.0	93.5
Accounts payable	76.6	122.3
Accounts payable to associated companies	43.4	29.7
Regulatory liabilities	98.5	86.2
Liabilities held for sale	2.4	2.2
Other	65.2	51.5

	400.2	424.5

Other long-term liabilities and deferred credits:
Deferred income taxes	230.0	224.8
Regulatory liabilities	178.0	191.9
Capital lease obligations - Sheboygan Falls Energy Facility	120.2	120.8
Pension and other benefit obligations	94.4	101.8
Other	110.3	116.9

	732.9	756.2

Total capitalization and liabilities	$2,668.3	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$32.7	$23.9
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	26.6	27.1
Other amortizations	8.4	9.5
Deferred tax expense (benefit) and investment tax credits	3.4	(2.9)
Equity income from unconsolidated investments	(6.4)	(5.9)
Distributions from equity method investments	5.2	7.6
Other	(0.7)	-
Other changes in assets and liabilities:
Accounts receivable	10.4	15.2
Gas stored underground	16.7	15.6
Prepaid gross receipts tax	8.1	7.2
Accounts payable	(15.3)	7.8
Benefit obligations and other	7.4	4.0

Net cash flows from operating activities	96.5	109.1

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(36.6)	(36.6)
Changes in restricted cash	(39.1)	-
Purchases of securities within nuclear decommissioning trusts	-	(4.5)
Sales of securities within nuclear decommissioning trusts	-	3.2
Changes in restricted cash within nuclear decommissioning trusts	-	1.3
Other	(14.8)	(3.0)

Net cash flows used for investing activities	(90.5)	(39.6)

Cash flows used for financing activities:
Common stock dividends	(23.0)	(22.2)
Preferred stock dividends	(0.8)	(0.8)
Proceeds from issuance of long-term debt	39.1	-
Net change in short-term borrowings	(18.5)	(32.0)
Other	(2.8)	(2.2)

Net cash flows used for financing activities	(6.0)	(57.2)

Net increase in cash and temporary cash investments	-	12.3

Cash and temporary cash investments at beginning of period	-	0.1

Cash and temporary cash investments at end of period	$-	$12.4

Supplemental cash flows information:
Cash paid during the period for:
Interest	$12.2	$10.8

Income taxes, net of refunds	$14.4	$12.6

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its consolidated subsidiaries. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2006 and 2005, the condensed consolidated financial position at March 31, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been made. Because of the seasonal nature of WPL’s operations, results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2006	2005
Earnings available for common stock	$31.9	$23.1
Other comprehensive income:
Minimum pension liability adjustment, net of tax	0.2	--
Comprehensive income	$32.1	$23.1

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service cost	$1.6	$1.3	$1.0	$1.1
Interest cost	3.3	3.1	1.4	1.5
Expected return on plan assets	(4.5)	(4.2)	(0.4)	(0.4)
Amortization of:
Transition obligation	--	--	0.3	0.3
Prior service cost	0.2	0.2	--	--
Actuarial loss	1.1	0.8	0.3	0.6
	$1.7	$1.2	$2.6	$3.1

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three months ended March 31 as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Non-bargaining WPL employees
participating in other plans	$0.4	$0.1	N/A	N/A
Allocated Corporate Services costs	0.6	0.5	$0.4	$0.5

WPL estimates that funding for the qualified pension plan for the bargaining unit and other postretirement benefits plans for 2006 will be $0 and approximately $6 million, respectively, of which $1 million has been contributed to the postretirement benefits plans through March 31, 2006.

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of March 31, 2006, WPL’s minimum commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $619 million, $63 million and $170 million, respectively. In addition, system-wide purchased power contracts of $202 million and coal contracts of $225 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(10) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2006
Operating revenues	$255.1	$122.7	$3.0	$380.8
Operating income (loss)	33.8	23.6	(0.5)	56.9
Earnings available for common stock				31.9

Three Months Ended March 31, 2005
Operating revenues	$229.0	$109.9	$2.2	$341.1
Operating income (loss)	22.4	20.1	(2.0)	40.5
Earnings available for common stock				23.1

(11) ASSETS AND LIABILITIES HELD FOR SALE

WPL has entered into an agreement to sell its Illinois utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). WPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of South Beloit were not reported as discontinued operations at March 31, 2006. The components of assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$20.5	$20.3
Gas plant in service	12.9	12.7
Other plant in service	6.7	6.7
Accumulated depreciation	(14.4)	(14.2)
Net plant	25.7	25.5
Construction work in progress	0.6	0.6
Property, plant and equipment, net	26.3	26.1
Liabilities held for sale:
Long-term liabilities	2.4	2.2
Net assets held for sale	$23.9	$23.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal, state and international regulatory or governmental actions, including the impact of the Energy Policy Act of 2005 and other energy-related legislation in Congress, federal tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact higher fuel and fuel-related prices may have on customer demand for utility services, customers’ ability to pay utility bills and Alliant Energy’s ability to collect unpaid utility bills; Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including China, Mexico and New Zealand, on a timely basis and for anticipated proceeds; Alliant Energy not incurring any material post-closing adjustments related to any of its past divestitures; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; weather effects on results of operations; impact of weather hedges on Alliant Energy’s utility earnings; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s purchased power agreements; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and federal legislation and regulation affecting such transmission; the direct or indirect effect resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; developments that adversely impact Alliant Energy’s ability to implement its strategic plan; continued access to the capital markets; Alliant Energy’s ability to achieve its dividend payout ratio goal; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; volatile foreign exchange rates in New Zealand; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; the effect of accounting pronouncements issued periodically by standard-setting bodies; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation and interest rates; and factors listed in “Other Matters - Other Future Considerations” in this report and “Risk Factors” in Item 1A of the combined Annual Report on Form 10-K. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose first tier subsidiaries include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the utility operations of Illinois properties that Alliant Energy is divesting. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin, as well as the utility operations of Illinois properties that Alliant Energy is divesting. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation (generation projects); International (foreign energy delivery, generation and infrastructure systems in New Zealand, as well as the remaining generating facilities in China that Alliant Energy is divesting); and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico that Alliant Energy is divesting). Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the first quarter were as follows (dollars in millions):

	2006		2005
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$65.0	$0.55	$41.8	$0.36
Non-regulated (Resources)	(53.0)	(0.45)	(17.0)	(0.15)
Alliant Energy parent and other (primarily taxes,
interest and administrative and general)	1.1	0.01	1.9	0.02
Income from continuing operations	13.1	0.11	26.7	0.23
Loss from discontinued operations	(14.7)	(0.12)	(24.3)	(0.21)
Net income (loss)	($1.6)	($0.01)	$2.4	$0.02

The higher earnings from Alliant Energy’s utility business were largely due to electric and gas rate increases and the impact of the sale of Alliant Energy’s interest in DAEC in the first quarter of 2006. The effect of incremental purchased power costs incurred in the first quarter of 2005 resulting from an unplanned outage at Kewaunee also impacted the comparison. The lower results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to pre-tax charges related to further debt reductions at Resources of $91 million (after-tax charges of $57 million, or $0.48 per share) and $16 million (after-tax charges of $10 million, or $0.08 per share) in the first quarter of 2006 and 2005, respectively. The lower results from Alliant Energy’s non-regulated businesses were partially offset by improved results from Alliant Energy’s International business, due largely to foreign currency transaction gains associated with Alliant Energy’s New Zealand investments, and improved results from Alliant Energy’s Non-regulated Generation business. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings/losses during the first quarter of 2006 and 2005.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview information is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Utility Generation Plan - In April 2006, WPL announced new details of its generation plan for 2006 to 2013. The plan provides for WPL to increase the size of its future base-load electric generating facility to 300 megawatts (MW) in order to achieve maximum economies of scale with the chosen technology. The facility will be located at one of two proposed sites in Wisconsin and is expected to begin commercial operation in the spring of 2012. The plan also provides for WPL to add an additional 200 MW of wind generation (for a total of 300 MW of additional wind generation). The wind generation may be owned by WPL or obtained through purchased power agreements. The additional wind generation will help WPL meet future renewable portfolio standards for Wisconsin utilities passed into law in March 2006. Refer to “Rates and Regulatory Matters” for additional information regarding the new Wisconsin law.

Non-regulated Business Divestitures - Marketing efforts for the sale of Alliant Energy’s investment in Mexico have resulted in the receipt of several bids from potential buyers in April 2006. Alliant Energy is currently evaluating the bids, will soon begin negotiating definitive sales agreements with the leading bidders and expects to complete the divestiture of its investment in Mexico no later than September 2006. In February 2006, Alliant Energy completed the sale of its interest in three additional generating facilities in China and received net proceeds of approximately $73 million. In April 2006, Alliant Energy received the final installment payment of the $4 million purchase price for one additional generating facility in China. Alliant Energy is in the process of divesting its interest in its three remaining facilities in China and expects to complete these divestitures in the second quarter of 2006. In April 2006, Alliant Energy also completed the sale of its two gas gathering pipeline systems and received net proceeds of approximately $23 million. At March 31, 2006, the carrying value of Alliant Energy’s remaining investments in Mexico, China and gas gathering pipeline systems was approximately $95 million in total.

In addition to the divestitures discussed above, Alliant Energy continues to review its options for monetizing its New Zealand investments.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Natural Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	$21	7/05	N/A	11.5%	(2)
2007 retail	E/G	3/06	96	N/A	N/A	TBD	TBD	1/07	TBD	(3)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	TBD	TBD	6/06	N/A	(4)
Wholesale	E	8/04	12	12	1/05	8	1/05	N/A	N/A	(5)
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	14	11/05	N/A	10.4%
MN retail	E	5/05	5	3	7/05	1	3/06	N/A	10.39%	(6)

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	The 2005/2006 retail rate case is based on a test period from July 2005 to June 2006.
(3)

The amount of increase requested assumes no changes to interim fuel-related rates granted in December 2005. If the rate increase amount granted in the final order is different than the interim fuel-related rates, WPL anticipates the difference will result in changes to the initial rate increase amount requested for its 2007 retail rate case.

(4)

Fuel-related costs have decreased since interim rates were placed in effect which could lead to final rates granted being lower than interim rates and a resulting customer refund. At March 31, 2006, WPL recorded a $17 million reserve for rate refund, based on interim rates collected to date.

(5)

In April 2006, the Federal Energy Regulatory Commission issued the final written order approving the $8 million annual rate increase included in WPL’s settlement agreement with its wholesale customers. Final rates will be applied to all service rendered on and after Jan. 1, 2005. Amounts collected in excess of the final rates will be refunded to customers in the second half of 2006, with interest, and have been fully reserved at March 31, 2006.

(6)	Amounts collected in excess of the final rates will be refunded to customers in the third quarter of 2006, with interest, and have been fully reserved at March 31, 2006.

With the exception of recovering a return on Emery, which was a large component of IPL’s 2004 retail Iowa electric rate case, and on other additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL. The major drivers in WPL’s base rate and fuel-related rate cases for 2005 to 2007 are both fixed and variable fuel and purchased power costs. Thus, the potential increase in revenues related to these rate increase requests is not expected to result in a significant increase in net income.

Recent Regulatory-related Legislative Developments - In March 2006, a new law governing renewable energy and energy efficiency was enacted in Wisconsin that commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003. Utilities must increase renewable retail electric sales as a percentage of total retail electric sales by 2% above the benchmark by 2010, and by 6% above the benchmark by 2015. Utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility or renewable energy acquired under purchased power agreements. In addition, the new law requires Wisconsin utilities to allocate 1.2% of annual operating revenues to a statewide energy efficiency and renewable resource fund to be jointly administered by public utilities. Refer to “Strategic Overview - Utility Generation Plan” for discussion of recent changes to WPL’s generation plan which will help WPL meet the new RPS.

Other Recent Regulatory Developments -

DAEC Sale - Refer to Notes 1(b) and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of regulatory impacts of the gain realized from the sale of IPL’s interest in DAEC in January 2006.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2006 and 2005 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$207.3	$188.0	10%	1,935	1,999	(3%)
Commercial	125.0	104.1	20%	1,439	1,429	1%
Industrial	177.5	140.4	26%	3,015	3,059	(1%)
Total from retail customers	509.8	432.5	18%	6,389	6,487	(2%)
Sales for resale	54.7	52.1	5%	1,251	1,243	1%
Other	18.5	14.2	30%	43	43	--
Total revenues/sales	583.0	498.8	17%	7,683	7,773	(1%)
Electric production fuel and
purchased power expense	312.2	209.3	49%
Margins	$270.8	$289.5	(6%)

Electric revenues and fuel and purchased power energy costs were significantly higher during the first quarter of 2006 compared to the same period last year primarily due to increased commodity prices. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs and WPL’s recent fuel-related interim rate increase, these price increases alone had little impact on electric margins. Electric margins decreased $18.7 million, or 6%, primarily due to higher purchased power capacity costs and the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These decreases were partially offset by the impact of rate increases implemented in 2005 and continued retail customer growth in Alliant Energy’s service territory. The comparison was also positively impacted by an under-recovery of fuel and purchased power costs by WPL in the first quarter of 2005, including incremental purchased power costs resulting from an unplanned outage at Kewaunee. The impact of the rate increases implemented in 2005 was partially offset by a $17 million reserve for rate refund recorded in the first quarter of 2006 related to WPL’s pending fuel-related rate case as a result of a decrease in fuel-related costs since interim rates were placed in effect in the fourth quarter of 2005. Before giving consideration to the impact of weather derivatives, Alliant Energy estimates that warmer than normal weather conditions had a negative impact of approximately $5 million and $3 million on its electric margins in the first quarter of 2006 and 2005, respectively, compared to normal weather conditions. However, Alliant Energy recognized $3 million of electric revenues in the first quarter of 2006 from weather derivatives.

Alliant Energy sold its interests in its two nuclear facilities, Kewaunee and DAEC, in July 2005 and January 2006, respectively. Prior to the sale of these assets, the operating expenses related to the plants consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the assets, Alliant Energy entered into purchased power agreements with the new owners of the plants and its share of the costs associated with these facilities is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are largely offsetting in nature. In the first quarter of 2006, Alliant Energy incurred $42 million of capacity costs related to the DAEC and Kewaunee purchased power agreements.

Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$164.5	$145.7	13%	12,556	14,294	(12%)
Commercial	93.8	77.0	22%	7,928	8,589	(8%)
Industrial	14.1	11.1	27%	1,369	1,350	1%
Transportation/other	17.7	11.5	54%	14,342	15,594	(8%)
Total revenues/sales	290.1	245.3	18%	36,195	39,827	(9%)
Cost of gas sold	216.3	179.1	21%
Margins	$73.8	$66.2	11%

	Actual
Heating degree days*:	2006	2005	Normal
Cedar Rapids (IPL)	3,043	3,244	3,474
Madison (WPL)	3,153	3,389	3,506

* Heating degree days are calculated using a 65 degree base.

Gas revenues and cost of gas sold were higher during the first quarter of 2006 compared to the same period last year primarily due to increased natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $7.6 million, or 11%, primarily due to the impacts of rate increases implemented in 2005, weather conditions, net of weather derivatives, and continued retail customer growth in Alliant Energy’s service territory. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period. Before giving consideration to the impact of weather derivatives, Alliant Energy estimates that warmer than normal weather conditions had a negative impact of approximately $6 million and $3 million on its gas margins in the first quarter of 2006 and 2005, respectively, compared to normal weather conditions. However, Alliant Energy recognized $6 million of gas revenues in the first quarter of 2006 from weather derivatives.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2006	2005
Environmental engineering and site remediation	$18.5	$23.4
Transportation	7.2	5.7
Non-regulated Generation	6.5	5.9
WindConnect™	0.3	0.2
Other (includes eliminations)	3.9	0.2
	$36.4	$35.4

The decreased Environmental engineering and site remediation revenues were primarily due to the impact of revenues recognized from a large construction management project in the first quarter of 2005. The increased Other revenues were primarily due to a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy as part of the DAEC sale in January 2006.

Other Operating Expenses - Other operation and maintenance expenses for the utilities decreased $24.5 million, primarily due to lower nuclear generation and transmission and distribution expenses, partially offset by higher employee compensation and benefits costs and fossil-fuel generation expenses. The lower nuclear generation expenses were due to IPL’s sale of its interest in DAEC in January 2006 and WPL’s sale of its interest in Kewaunee in July 2005. In the first quarter of 2005, Alliant Energy incurred approximately $27 million ($16 million at IPL and $11 million at WPL) of other operation and maintenance expenses related to the nuclear facilities. These operation and maintenance expenses have been replaced with capacity costs under the DAEC and Kewaunee purchased power agreements which are included in electric margins in the first quarter of 2006.

Non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2006	2005
Environmental engineering and site remediation	$18.2	$20.8
Non-regulated Generation	4.1	4.6
Transportation	4.0	3.0
International	2.5	2.6
WindConnect™	1.0	0.7
Other (includes eliminations)	2.3	3.6
	$32.1	$35.3

The decrease in Environmental engineering and site remediation expenses was largely driven by the same factors impacting the revenue variance discussed previously.

Depreciation and amortization expense decreased $13.1 million primarily due to lower nuclear depreciation of $9 million as a result of the DAEC and Kewaunee sales and the implementation of new depreciation rates at IPL effective Jan. 1, 2006. These decreases were partially offset by the impact of property additions.

Interest Expense and Other - Interest expense decreased $4.3 million primarily due to Resources’ retirement of senior notes in 2006 and 2005. This decrease was partially offset by $2 million of capitalized interest in the first quarter of 2005 related to the construction of the Sheboygan Falls Energy Facility (SFEF) and interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005. Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on Resources’ debt retirements and the associated losses incurred on the early extinguishment of debt during the first quarters of 2006 and 2005.

Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and a discussion of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively.

Interest income and other increased $4.7 million primarily due to foreign currency transaction gains of $11 million in the first quarter of 2006 related to the impact of changes in New Zealand currency rates. This increase was partially offset by a $5 million loss realized on the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and lower interest income on loans to discontinued operations. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 4.3% and 23.4% for the first quarter of 2006 and 2005, respectively. The lower effective income tax rate was primarily due to the impact of $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC, partially offset by a reduction in tax credits due to the sale of Alliant Energy’s synthetic fuel processing facility in the fourth quarter of 2005.

Loss from Discontinued Operations - Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $14.5 million primarily due to lower operating expenses, a lower effective income tax rate and higher gas margins, partially offset by lower electric margins.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$117.7	$103.1	14%	1,056	1,089	(3%)
Commercial	78.4	62.0	26%	904	891	1%
Industrial	106.0	82.0	29%	1,880	1,961	(4%)
Total from retail customers	302.1	247.1	22%	3,840	3,941	(3%)
Sales for resale	14.9	13.5	10%	349	293	19%
Other	10.9	9.2	18%	25	24	4%
Total revenues/sales	327.9	269.8	22%	4,214	4,258	(1%)
Electric production fuel and
purchased power expense	165.2	87.1	90%
Margins	$162.7	$182.7	(11%)

Electric revenues and fuel and purchased power energy costs were significantly higher during the first quarter of 2006 compared to the same period last year primarily due to increased commodity prices. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs, these price increases alone had little impact on electric margins. Electric margins decreased $20.0 million, or 11%, primarily due to higher purchased power capacity costs and the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These decreases were partially offset by the impact of continued retail customer growth in IPL’s service territory. Before giving consideration to the impact of weather derivatives, IPL estimates that warmer than normal weather conditions had a negative impact of approximately $4 million and $2 million on its electric margins in the first quarter of 2006 and 2005, respectively, compared to normal weather conditions. However, Alliant Energy recognized $2 million of electric revenues in the first quarter of 2006 from weather derivatives.

IPL sold its interest in DAEC in January 2006. Prior to the sale of the plant, the operating expenses related to the plant consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the plant, IPL entered into a purchased power agreement with the new owner of the plant and its share of the costs associated with the facility is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are largely offsetting in nature. In the first quarter of 2006, IPL incurred $25 million of capacity costs related to the DAEC purchased power agreement.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$96.7	$82.0	18%	7,453	8,358	(11%)
Commercial	54.6	43.2	26%	4,582	4,912	(7%)
Industrial	9.9	7.3	36%	979	907	8%
Transportation/other	6.2	2.9	114%	8,393	8,290	1%
Total revenues/sales	167.4	135.4	24%	21,407	22,467	(5%)
Cost of gas sold	131.1	104.5	25%
Margins	$36.3	$30.9	17%

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for IPL’s heating degree day data.

Gas revenues and cost of gas sold were higher during the first quarter of 2006 compared to the same period last year primarily due to increased natural gas prices. These increases alone had little impact on IPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $5.4 million, or 17%, primarily due to the impacts of a rate increase implemented in 2005 and continued retail customer growth in IPL’s service territory. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period. Before giving consideration to the impact of weather derivatives, IPL estimates that warmer than normal weather conditions had a negative impact of approximately $3 million and $1 million on its gas margins in the first quarter of 2006 and 2005, respectively, compared to normal weather conditions. However, IPL recognized $3 million of gas revenues in the first quarter of 2006 from weather derivatives.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $12.3 million, primarily due to lower nuclear generation expenses, partially offset by higher employee compensation and benefits costs and fossil-fuel generation expenses. The lower nuclear generation expenses were due to IPL’s sale of its interest in DAEC in January 2006. In the first quarter of 2005, IPL incurred approximately $16 million of other operation and maintenance expenses related to DAEC that have been replaced with capacity costs under the DAEC purchased power agreement which are included in IPL’s electric margins in the first quarter of 2006. Depreciation and amortization expense decreased $10.2 million, primarily due to lower nuclear depreciation of $6 million as a result of the DAEC sale in January 2006 and the implementation of new depreciation rates effective Jan. 1, 2006, partially offset by property additions.

Income Taxes - The effective income tax rates were 21.1% and 40.2% for the first quarter of 2006 and 2005, respectively. The decrease was primarily due to the impact of $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC.

WPL RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $8.8 million primarily due to lower operating expenses and higher gas and electric margins, partially offset by higher interest expense.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$89.6	$84.9	6%	879	910	(3%)
Commercial	46.6	42.1	11%	535	538	(1%)
Industrial	71.5	58.4	22%	1,135	1,098	3%
Total from retail customers	207.7	185.4	12%	2,549	2,546	--
Sales for resale	39.8	38.6	3%	902	950	(5%)
Other	7.6	5.0	52%	18	19	(5%)
Total revenues/sales	255.1	229.0	11%	3,469	3,515	(1%)
Electric production fuel and
purchased power expense	147.0	122.2	20%
Margins	$108.1	$106.8	1%

Electric revenues and fuel and purchased power energy costs were significantly higher during the first quarter of 2006 compared to the same period last year primarily due to increased commodity prices. Due to WPL’s recent fuel-related interim rate increase, these price increases alone had little impact on electric margins. Electric margins increased $1.3 million, or 1%, primarily due to the impacts of rate increases implemented in 2005 and continued retail customer growth in WPL’s service territory. These increases were substantially offset by higher purchased power capacity costs and the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. The comparison was also positively impacted by an under-recovery of fuel and purchased power costs by WPL in the first quarter of 2005, including incremental purchased power costs resulting from an unplanned outage at Kewaunee. The impact of the rate increases implemented in 2005 was partially offset by a $17 million reserve for rate refund recorded in the first quarter of 2006 related to WPL’s pending fuel-related rate case as a result of a decrease in fuel-related costs since interim rates were placed in effect in the fourth quarter of 2005. Weather conditions did not have a significant impact on WPL’s electric margins in the first quarter of 2006 and 2005.

WPL sold its interest in Kewaunee in July 2005. Prior to the sale of the plant, the operating expenses related to the plant consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the plant, WPL entered into a purchased power agreement with the new owner of the plant and its share of the costs associated with the facility is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are largely offsetting in nature. In the first quarter of 2006, WPL incurred $17 million of capacity costs related to the Kewaunee purchased power agreement.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
	2006	2005	Change	2006	2005	Change
Residential	$67.8	$63.7	6%	5,103	5,936	(14%)
Commercial	39.2	33.8	16%	3,346	3,677	(9%)
Industrial	4.2	3.8	11%	390	443	(12%)
Transportation/other	11.5	8.6	34%	5,949	7,304	(19%)
Total revenues/sales	122.7	109.9	12%	14,788	17,360	(15%)
Cost of gas sold	85.2	74.6	14%
Margins	$37.5	$35.3	6%

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for WPL’s heating degree day data.

Gas revenues and cost of gas sold were higher during the first quarter of 2006 compared to the same period last year primarily due to increased natural gas prices. These increases alone had little impact on WPL’s gas margins given its rate recovery mechanism for gas costs. Gas margins increased $2.2 million, or 6%, primarily due to the impacts of weather conditions, net of weather derivatives, and continued retail customer growth in WPL’s service territory. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period. Before giving consideration to the impact of weather derivatives, WPL estimates that warmer than normal weather conditions had a negative impact of approximately $3 million and $2 million on its gas margins in the first quarter of 2006 and 2005, respectively, compared to normal weather conditions. However, WPL recognized $3 million of gas revenues in the first quarter of 2006 from weather derivatives.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $12.1 million, primarily due to lower nuclear generation and transmission and distribution expenses, partially offset by higher employee compensation and benefits costs. The lower nuclear generation expenses were due to WPL’s sale of its interest in Kewaunee in July 2005. In the first quarter of 2005, WPL incurred approximately $11 million of other operation and maintenance expenses related to Kewaunee that have been replaced with capacity costs from the Kewaunee purchased power agreement which are included in WPL’s electric margins in the first quarter of 2006. Depreciation and amortization expense decreased $0.5 million, primarily due to lower nuclear depreciation of $3 million as a result of the Kewaunee sale, partially offset by property additions including SFEF.

Interest Expense and Other - Interest expense increased $3.3 million, primarily due to $3 million of affiliated interest expense associated with the SFEF capital lease in the first quarter of 2006.

Income Taxes - The effective income tax rates were 37.5% and 37.8% for the first quarter of 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Cash and Temporary Cash Investments - At March 31, 2006, Alliant Energy and its subsidiaries had approximately $51 million of cash and temporary cash investments.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2006	2005	2006	2005	2006	2005
Operating activities	$56.7	$195.6	$46.6	$119.5	$96.5	$109.1
Investing activities	442.0	(125.8)	288.5	(71.2)	(90.5)	(39.6)
Financing activities	(653.5)	(171.0)	(335.8)	(26.6)	(6.0)	(57.2)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities decreased $139 million primarily due to higher pension plan contributions and changes in working capital caused largely by the timing of vendor payments and changes in the level of accounts receivable sales. These decreases were partially offset by the impact of fuel-related rate recoveries at WPL. IPL’s cash flows from operating activities decreased $73 million primarily due to higher pension plan contributions and changes in the level of accounts receivable sold, partially offset by income tax refunds received in the first quarter of 2006. WPL’s cash flows from operating activities decreased $13 million primarily due to changes in working capital caused largely by the timing of vendor payments, partially offset by the impact of fuel-related rate recoveries.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of recent changes to IPL’s sale of accounts receivable program.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities increased $568 million primarily due to proceeds received from asset sales and lower construction expenditures. IPL’s cash flows from investing activities increased $360 million primarily due to proceeds from the sale of its interest in DAEC and lower construction expenditures. WPL’s cash flows used for investing activities increased $51 million primarily due to funds deposited with a trustee to retire its remaining first mortgage bonds in April 2006.

Proceeds from Asset Sales - In the first quarter of 2006, Alliant Energy’s asset divesture activities included IPL’s sale of its interest in DAEC and Alliant Energy’s sale of its Brazil investments and three generating facilities in China. Refer to “Strategic Overview - Non-regulated Business Divestitures” for discussion of additional asset divestitures in the second quarter of 2006. Proceeds from asset divestitures have been and will be used primarily for debt reduction and general corporate purposes.

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities increased $483 million primarily due to changes in the amount of debt issued and retired, including increased debt premiums. IPL’s cash flows used for financing activities increased $309 million primarily due to changes in the amount of short-term debt issued and retired, higher common stock dividends and the retirement of a capital lease obligation. WPL’s cash flows used for financing activities decreased $51 million primarily due to changes in the amount of debt issued and retired.

State Regulatory Agency Financing Authorizations - In April 2006, WPL’s PSCW authorization for short-term borrowings declined from $250 million to $195 million upon completion of the refinancing of its variable rate demand bonds.

Shelf Registrations - As of March 31, 2006, Alliant Energy, IPL and WPL had $208 million, $35 million and $50 million remaining available under their respective shelf registration statements.

Common Stock Issuances - In the first quarter of 2006, Alliant Energy issued approximately $9 million of additional common stock, primarily under its equity incentive plans. Alliant Energy currently anticipates its only common stock issuances through 2008 will be to issue new shares to satisfy demand under its equity incentive plans.

Short- and Long-term Debt - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on short- and long-term debt.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant related to debt-to-capital ratios as follows:

	Covenant Requirement	Status at March 31, 2006
Alliant Energy	Less than 65%	38%
IPL	Less than 58%	44%
WPL	Less than 58%	38%

In March 2006, Moody’s Investors Service placed IPL’s and Resources’ unsecured long-term debt under review for possible upgrade.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K. Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding the changes to IPL’s sale of accounts receivable program.

Guarantees and Indemnifications -Alliant Energy has several guarantees and indemnifications outstanding related to its recent divestiture activities. Refer to Note 9(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except for the items described in Notes 6, 9(a) and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with interest rates, commodity prices, equity prices and currency exchange rates. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2005 and such market risks have not changed materially from those reported in the 2005 Form 10-K, except as described below.

Commodity Price Risk - Current and forecasted prices of electric and natural gas commodities decreased significantly during the first quarter of 2006 partially due to milder weather, which impacted demand for electric and natural gas commodities during such period. The decreases in the cost of electric and natural gas commodities are not expected to have a significant impact on IPL’s electric and gas margins or WPL’s gas margins under their current rate making structures. However, WPL’s electric margins are subject to volatility with changes in commodity prices due largely to the retail recovery mechanisms in place in Wisconsin for fuel-related costs. Alliant Energy and WPL are unable to determine the anticipated impact of these decreases in commodity prices on their future electric margins given the uncertainty of how future costs will correlate with the retail electric rates in place and the outcome of pending fuel-related rate cases. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Rates and Regulatory Matters” for further discussion of the reserve for rate refund recorded by WPL in the first quarter of 2006 related to a pending fuel-related rate case.

Currency Exchange Rate Risk - At March 31, 2006, Alliant Energy had currency exchange risk associated with approximately $100 million of intercompany receivables at its wholly-owned New Zealand subsidiary associated with the repatriation of proceeds from its issuance of redeemable preference shares (classified as long-term debt) in the third quarter of 2005. During the first quarter of 2006, Alliant Energy recorded pre-tax income of $10.7 million related to foreign currency transaction gains on such receivables as a result of decreases in the New Zealand foreign exchange rates. Based on the receivables balance and currency rates at March 31, 2006, a 10% change in the currency rates would result in a $10 million pre-tax increase/decrease in net income.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2005 and such policies have not changed materially from the items reported in the 2005 10-K, except as described below. Refer to Note 5(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s remeasurement of certain of its qualified pension plans.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and such considerations have not changed materially from the items reported in the 2005 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended March 31, 2006 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2005. No material change to such risk factors has occurred during the three months ended March 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2006 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares that
	of Shares	Paid per	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Plan	Under the Plan (1)
Jan. 1 to Jan. 31	814	$28.59	--	N/A
Feb. 1 to Feb. 28	2,638	30.88	--	N/A
March 1 to March 31	5,264	33.05	--	N/A
Total	8,716	31.98	--	N/A

(1)

Represents shares of Alliant Energy common stock purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP), and effective February 2006, the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2006.

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