Form 10-Q
period 2006-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2006-08-04
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

Alliant Energy Corporation	Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of July 31, 2006:

Alliant Energy Corporation	Common stock, $0.01 par value, 117,758,136 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$559.7	$541.3	$1,142.7	$1,040.1
Gas	83.5	92.3	373.6	337.6
Other	15.9	19.4	37.3	38.7
Non-regulated	37.7	46.8	74.1	82.2

	696.8	699.8	1,627.7	1,498.6

Operating expenses:
Utility:
Electric production fuel and purchased power	281.0	242.8	593.2	452.1
Cost of gas sold	47.7	57.8	264.0	236.9
Other operation and maintenance	149.0	170.5	305.7	351.7
Non-regulated operation and maintenance	29.6	41.0	61.7	76.3
Depreciation and amortization	64.5	81.2	131.5	161.3
Taxes other than income taxes	27.1	23.3	53.9	49.7

	598.9	616.6	1,410.0	1,328.0

Operating income	97.9	83.2	217.7	170.6

Interest expense and other:
Interest expense	34.7	44.2	74.4	88.2
Loss on early extinguishment of debt	-	-	90.8	16.0
Equity income from unconsolidated investments	(9.5)	(16.3)	(23.1)	(18.6)
Asset valuation charge - Brazil investments	-	96.2	-	96.2
Allowance for funds used during construction	(2.3)	(2.8)	(4.6)	(5.4)
Preferred dividend requirements of subsidiaries	4.7	4.7	9.4	9.4
Interest income and other	(8.5)	(8.8)	(21.9)	(17.5)

	19.1	117.2	125.0	168.3

Income (loss) from continuing operations before income taxes	78.8	(34.0)	92.7	2.3

Income tax expense (benefit)	32.7	(25.3)	33.5	(15.7)

Income (loss) from continuing operations	46.1	(8.7)	59.2	18.0

Loss from discontinued operations, net of tax	(0.7)	(50.0)	(15.4)	(74.3)

Net income (loss)	$45.4	($58.7)	$43.8	($56.3)

Average number of common shares outstanding (basic) (000s)	117,305	116,283	117,171	116,157

Average number of common shares outstanding (diluted) (000s)	117,689	116,283	117,515	116,500

Earnings per average common share (basic and diluted):
Income (loss) from continuing operations	$0.39	($0.07)	$0.50	$0.16
Loss from discontinued operations	-	(0.43)	(0.13)	(0.64)

Net income (loss)	$0.39	($0.50)	$0.37	($0.48)

Dividends declared per common share	$0.2875	$0.2625	$0.575	$0.525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,995.2	$5,887.3
Gas plant in service	689.6	679.9
Other plant in service	501.6	508.5
Accumulated depreciation	(2,820.8)	(2,741.7)

Net plant	4,365.6	4,334.0
Construction work in progress	120.7	134.3
Other, less accumulated depreciation (accum. depr.)	3.8	3.2

Total utility	4,490.1	4,471.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	276.4	280.6
Other non-regulated investments, less accum. depr.	58.1	60.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	47.3	53.5

Total non-regulated and other	381.8	394.7

	4,871.9	4,866.2

Current assets:
Cash and temporary cash investments	141.0	205.3
Restricted cash	16.3	19.4
Accounts receivable:
Customer, less allowance for doubtful accounts	110.0	171.8
Unbilled utility revenues	86.7	143.7
Other, less allowance for doubtful accounts	72.9	70.5
Production fuel, at average cost	71.6	55.7
Materials and supplies, at average cost	41.0	38.0
Gas stored underground, at average cost	44.6	92.1
Regulatory assets	96.1	86.3
Deferred income taxes	116.7	12.2
Assets held for sale	178.0	802.6
Other	77.1	85.8

	1,052.0	1,783.4

Investments:
Investments in unconsolidated foreign entities	105.8	188.6
Investment in American Transmission Company LLC	161.1	152.4
Other	63.1	89.1

	330.0	430.1

Other assets:
Regulatory assets	319.3	349.2
Deferred charges and other	282.6	304.2

	601.9	653.4

Total assets	$6,855.8	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 117,685,186 and 117,035,793 shares	$1.2	$1.2
Additional paid-in capital	1,804.5	1,788.7
Retained earnings	718.8	742.3
Accumulated other comprehensive loss	(21.9)	(84.6)
Shares in deferred compensation trust - 269,626 and 258,214 shares
at an average cost of $27.92 and $27.41 per share	(7.5)	(7.1)

Total common equity	2,495.1	2,440.5

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,474.3	1,914.8

	4,213.2	4,599.1

Current liabilities:
Current maturities	254.3	151.7
Variable rate demand bonds	-	39.1
Commercial paper	84.0	263.0
Capital lease obligations	0.3	40.5
Accounts payable	224.1	355.3
Regulatory liabilities	102.2	96.2
Accrued interest	29.9	47.4
Accrued taxes	106.3	115.1
Liabilities held for sale	59.5	328.2
Other	158.3	143.8

	1,018.9	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	664.7	529.3
Regulatory liabilities	586.7	548.2
Pension and other benefit obligations	174.8	256.7
Other	192.7	215.0

	1,618.9	1,549.2

Minority interest	4.8	4.5

Total capitalization and liabilities	$6,855.8	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income (loss)	$43.8	($56.3)
Adjustments to reconcile net income to net cash flows from operating activities:
Loss from discontinued operations, net of tax	15.4	74.3
Distributions from discontinued operations	-	19.5
Depreciation and amortization	131.5	161.3
Other amortizations	22.3	28.7
Deferred tax expense (benefit) and investment tax credits	63.8	(26.4)
Equity income from unconsolidated investments, net	(23.1)	(18.6)
Distributions from equity method investments	15.8	11.8
Loss on early extinguishment of debt	90.8	16.0
Non-cash valuation charges	0.2	99.3
Other	(23.2)	(11.9)
Other changes in assets and liabilities:
Accounts receivable	98.3	29.7
Sale of utility accounts receivable	20.0	50.0
Gas stored underground	47.5	38.3
Regulatory assets	(26.3)	(53.7)
Accounts payable	(106.4)	10.3
Accrued taxes	(78.1)	(17.5)
Benefit obligations and other	(69.2)	13.9

Net cash flows from operating activities	223.1	368.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(154.5)	(216.3)
Non-regulated businesses and other	(8.4)	(43.4)
Proceeds from asset sales	592.8	40.9
Purchases of securities within nuclear decommissioning trusts	(3.5)	(21.5)
Sales of securities within nuclear decommissioning trusts	51.7	13.0
Changes in restricted cash within nuclear decommissioning trusts	(19.0)	1.9
Other	(14.6)	(1.1)

Net cash flows from (used for) investing activities	444.5	(226.5)

Cash flows used for financing activities:
Common stock dividends	(67.3)	(60.8)
Proceeds from issuance of common stock	12.8	12.2
Proceeds from issuance of long-term debt	39.1	108.4
Reductions in long-term debt	(401.9)	(135.9)
Net change in short-term borrowings	(179.0)	8.0
Debt repayment premiums	(83.0)	(14.8)
Principal payments under capital lease obligations	(40.2)	(6.8)
Net change in loans with discontinued operations	(5.8)	(7.7)
Other	(6.6)	(6.6)

Net cash flows used for financing activities	(731.9)	(104.0)

Net increase (decrease) in cash and temporary cash investments	(64.3)	38.2
Cash and temporary cash investments at beginning of period	205.3	202.4

Cash and temporary cash investments at end of period	$141.0	$240.6

Discontinued Operations:
Net cash flows used for operating activities	($8.6)	($8.3)
Net cash flows used for investing activities	(2.8)	(5.4)
Net cash flows from financing activities	3.5	1.4

Net decrease in cash and temporary cash investments	(7.9)	(12.3)
Cash and temporary cash investments classified as held for sale at beginning of period	10.7	62.2

Cash and temporary cash investments classified as held for sale at end of period	$2.8	$49.9

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated financial position at June 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Most reclassifications relate to the reporting of discontinued operations and assets and liabilities held for sale pursuant to Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities -

Duane Arnold Energy Center (DAEC) Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the Iowa Utilities Board (IUB) order approving the sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability is subject to change pending regulatory review. The regulatory liability will be used to offset allowance for funds used during construction for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. At June 30, 2006, the regulatory liability related to the gain on the sale, including accrued interest, was $64.1 million and is reflected in “Other long-term liabilities and deferred credits - regulatory liabilities” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. IPL also recognized changes in certain tax-related regulatory assets due to the tax impacts of the DAEC sale, which resulted in a $30.0 million reduction in “Other assets - regulatory assets” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the first half of 2006. Refer to Notes 3, 5(a) and 12 for additional information regarding the DAEC sale.

Fuel Cost Recovery - In 2005, WPL filed for a fuel-related rate increase of $96 million with the Public Service Commission of Wisconsin (PSCW) and an interim increase of such amount was granted and effective in the fourth quarter of 2005. Fuel-related costs decreased during the first half of 2006 and are currently projected to be lower than the cost estimates used to set interim rates. These decreases in fuel-related costs may result in final rates granted being lower than interim rates, which would require WPL to refund a portion of the interim rates collected. At June 30, 2006, WPL had recorded a reserve for rate refund and associated interest, based on interim rates collected to date, of $37.5 million, which is reflected as a liability in “Current liabilities - regulatory liabilities” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Kewaunee Nuclear Power Plant (Kewaunee) Decommissioning Trust Assets - In April 2006, WPL received approval from the Federal Energy Regulatory Commission (FERC) to refund the wholesale portion of the Kewaunee-related non-qualified decommissioning trust assets to WPL’s wholesale customers. In May 2006, WPL liquidated its remaining nuclear decommissioning trust funds and refunded $21.5 million to its wholesale customers, resulting in a decrease in “Investments - other” and “Current liabilities - regulatory liabilities” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Coal Delivery Disruptions - WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions. At June 30, 2006 and Dec. 31, 2005, the retail portion of these incremental costs was $20.8 million and $12.3 million, respectively, which is reflected in “Other assets - regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Derivatives - Refer to Note 8(a) for information regarding changes in IPL’s and WPL’s regulatory assets and liabilities during the first half of 2006 due to changes in the fair value of their derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2006	2005	2006	2005
Weighted average common shares outstanding:
Basic EPS calculation	117,305	116,283	117,171	116,157
Effect of dilutive securities	384	--	344	343
Diluted EPS calculation	117,689	116,283	117,515	116,500

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

	Three Months		Six Months
	2006	2005	2006	2005
Options to purchase shares of common stock	--	2,928,981	--	3,005,351
Weighted average exercise price of options excluded	$--	$29.46	$--	$29.47

(d) Property, Plant and Equipment - Effective Jan. 1, 2006, IPL implemented new depreciation rates as a result of a recently completed depreciation study. IPL’s average rates of depreciation for the three and six months ended June 30, 2006 were 2.8% and 2.7%, respectively, for electric properties and 2.9% and 2.8%, respectively, for gas properties. IPL’s average rates of depreciation for the three and six months ended June 30, 2005 were 3.5% for both periods for electric properties and 2.6% for both periods for gas properties.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Interest income:
From loans to discontinued operations	($1.5)	($4.9)	($4.9)	($11.3)
Other	(4.1)	(3.5)	(8.0)	(5.8)
Currency transaction gains, net	(3.1)	(0.4)	(13.8)	(0.4)
Loss on sale of Brazil investments	--	--	4.8	--
Other	0.2	--	--	--
	($8.5)	($8.8)	($21.9)	($17.5)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	2006	2005
Cash paid during the period for:
Interest, net of capitalized interest	$89.6	$89.2
Income taxes, net of refunds	60.6	17.5
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	13.7	--
Capital lease obligations incurred	--	1.2

(f) New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Alliant Energy is required to adopt FIN 48 on Jan. 1, 2007 and is evaluating the implications of FIN 48 on its financial condition and results of operations.

Refer to Note 5(b) for discussion of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), and historical pro forma impacts of share-based compensation expense on net income.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income (loss), and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Net income (loss)	$45.4	($58.7)	$43.8	($56.3)
Unrealized holding gains (losses) on securities, net of tax	(2.1)	0.9	(0.4)	0.1
Less: reclassification adjustment for losses
included in net income (loss), net of tax	--	(0.2)	--	(0.3)
Net unrealized gains (losses) on securities	(2.1)	1.1	(0.4)	0.4
Foreign currency translation adjustments, net of tax	(0.3)	(30.4)	(2.1)	(29.2)
Less: reclassification adjustment for gains (losses)
included in net income (loss), net of tax	0.1	--	(51.8)	--
Net foreign currency translation adjustments	(0.4)	(30.4)	49.7	(29.2)
Minimum pension liability adjustments, net of tax	--	--	13.0	--
Unrealized holding gains on qualifying
derivatives, net of tax	--	0.9	0.2	0.6
Less: reclassification adjustment for losses
included in net income (loss), net of tax	--	--	(0.2)	--
Net unrealized gains on qualifying derivatives	--	0.9	0.4	0.6
Other comprehensive income (loss)	(2.5)	(28.4)	62.7	(28.2)
Comprehensive income (loss)	$42.9	($87.1)	$106.5	($84.5)

(3) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility ratemaking and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the six months ended June 30, 2006 included $7 million of income tax benefits recorded in the first quarter of 2006 related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits and the reversal of excess deferred taxes related to DAEC property, plant and equipment. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b), 5(a) and 12 for further discussion of the DAEC sale. The provision for income taxes for earnings from continuing operations recorded in the second quarter of 2005 included the reversal of approximately $8 million of deferred tax asset valuation allowances originally recorded in 2004 related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration.

In the first half of 2006, Alliant Energy reclassified $112 million of deferred tax assets from “Other long-term liabilities and deferred credits - deferred income taxes” to “Current assets - deferred income taxes.” The deferred tax assets included in “Current assets - deferred income taxes” represent the amount of deferred tax benefits from tax carryforwards related to capital losses and net operating losses that Alliant Energy anticipates will be utilized within the next 12 months.

(4) SALES OF ACCOUNTS RECEIVABLE

In April 2006, IPL extended its utility customer accounts receivable sale program agreement through October 2006 and increased the maximum amount of receivables it can sell under the agreement from $125 million to $200 million. At June 30, 2006 and Dec. 31, 2005, IPL had sold $120 million and $100 million of utility customer accounts receivable, respectively.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$5.9	$5.1	$11.6	$10.1	$2.4	$3.5	$5.3	$6.4
Interest cost	12.4	11.8	25.0	23.7	3.5	4.0	7.1	8.0
Expected return on plan assets	(14.4)	(13.6)	(28.9)	(27.3)	(1.9)	(1.8)	(3.7)	(3.5)
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	(0.1)	(0.2)	0.3	0.5	0.7	1.0
Prior service cost	0.8	0.9	1.6	1.8	(0.5)	(0.2)	(0.8)	(0.5)
Actuarial loss	2.9	2.2	6.3	4.4	1.0	1.6	2.2	3.2
Income statement impacts	7.5	6.3	15.5	12.5	4.8	7.6	10.8	14.6
DAEC curtailment loss (gain)	--	--	0.7	--	--	--	(0.3)	--
DAEC settlement gain, net	--	--	(5.4)	--	--	--	(4.1)	--
Special termination benefits	--	0.5	--	0.5	--	1.2	--	1.2
	$7.5	$6.8	$10.8	$13.0	$4.8	$8.8	$6.4	$15.8

The impacts of the DAEC curtailment and settlement for the six-month periods in the above table resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and certain pension assets transferred to FPL Energy in connection with the DAEC sale in January 2006. The DAEC curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net DAEC settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the DAEC curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations for the three and six months ended June 30, 2006. Refer to Notes 1(b), 3 and 12 for further discussion of the DAEC sale.

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

Alliant Energy estimates that funding for the pension and other postretirement benefits plans for 2006 will be approximately $80 million and $11 million, of which $78 million and $6 million, respectively, has been contributed through June 30, 2006.

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

Alliant Energy has an Amended and Restated 2002 Equity Incentive Plan (EIP) that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At June 30, 2006, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At June 30, 2006, approximately 3.2 million shares remained available for grants under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

For the three and six months ended June 30, 2006, Alliant Energy recognized $3.3 million and $8.5 million of share-based compensation expense related to grants under the EIP and $1.3 million and $3.2 million of related income tax benefits, respectively. As of June 30, 2006, total unrecognized compensation cost related to all share-based compensation awards was $9.6 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified goals, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and results of the performance criteria. Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two based on the performance criteria. Alliant Energy anticipates all future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards at June 30, 2006. A summary of the performance shares activity for the six months ended June 30 was as follows:

	2006	2005
	Shares *	Shares *
Nonvested shares at Jan. 1	380,168	407,680
Granted	122,166	115,604
Vested	(133,552)	--
Forfeited	(91,252)	(128,372)
Nonvested shares at June 30	277,530	394,912

* Share amounts represent the target number of performance shares. Actual number of shares paid out, if vested, is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at June 30, 2006, by year of grant, was as follows:

	2006	2005	2004
Nonvested performance shares	89,879	83,577	104,074
Fair values of each nonvested performance share	$47.58	$46.28	$54.65

At June 30, 2006, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend payments prior to the measurement date and stock prices at the measurement date. The risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2006, Alliant Energy paid out $6.5 million in a combination of cash and stock related to the performance shares granted in 2003. Alliant Energy did not make any payments related to performance shares during 2005.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from three to five years. Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	166,624	$27.11	77,285	$25.55
Granted during first quarter	44,875	29.84	48,850	27.48
Vested	(20,813)	26.24	(9,418)	26.06
Forfeited	--	--	(500)	25.41
Nonvested shares at June 30	190,686	27.85	116,217	26.32

The total fair value of time-based restricted stock vested during the three and six months ended June 30, 2006 was $0.1 million and $0.5 million, respectively, and during the three and six months ended June 30, 2005 was $0.1 million and $0.2 million, respectively.

Performance-contingent restricted stock - Payouts of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified EPS growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	70,489	$28.04	--	$--
Granted during first quarter	79,074	28.19	74,723	28.04
Forfeited	--	--	(4,234)	28.04
Nonvested shares at June 30	149,563	28.12	70,489	28.04

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested become forfeited if participants leave Alliant Energy and their vested options expire after three months. Alliant Energy has not granted any options since 2004. The fair value of stock options on the date of grant was based on the Black-Scholes pricing model. A summary of the stock option activity for the six months ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in millions)
Outstanding at Jan. 1, 2006	3,663,813	$27.08
Exercised	(488,489)	24.78
Expired	(41,650)	30.75
Outstanding at June 30, 2006	3,133,674	27.39	5 years	$21.6
Exercisable at June 30, 2006	3,030,850	27.47	5 years	20.7

Alliant Energy had the following nonvested stock options as of June 30, 2006:

		Weighted Average
	Options	Exercise Price
Nonvested at Jan. 1, 2006	543,403	$21.60
Vested	(440,579)	20.76
Nonvested at June 30, 2006	102,824	25.21

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Cash received from stock options exercised	$4.0	$0.2	$12.1	$2.4
Aggregate intrinsic value of stock options exercised	0.8	0.1	3.3	1.3
Income tax benefit from the exercise of stock options	0.3	--	1.3	0.5
Total fair value of stock options vested during period	--	0.1	1.3	4.0

Prior Year Pro Forma Expense - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Pursuant to APB 25, no stock-based compensation cost was reflected in net loss in Alliant Energy’s Condensed Consolidated Statements of Income for stock options because all options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. If Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to awards issued under these plans prior to the adoption of SFAS 123(R), the effect on net loss and EPS for the three and six months ended June 30, 2005 would have been as follows (dollars in millions):

	Three Months	Six Months
Net loss, as reported	($58.7)	($56.3)
Less: stock-based employee compensation income (expense)
included in reported net loss, net of related tax effects	(0.8)	0.4
Add: stock-based employee compensation income (expense)
determined under the fair value-based method for all awards,
net of related tax effects	(0.9)	0.2
Pro forma net loss	($58.8)	($56.5)

EPS (basic):
As reported	($0.50)	($0.48)
Pro forma	($0.51)	($0.49)

EPS (diluted):
As reported	($0.50)	($0.48)
Pro forma	($0.51)	($0.48)

(6) DEBT

(a) Short-term Debt - Information regarding commercial paper at June 30, 2006 was as follows (dollars in millions; N/A = Not Applicable):

		Parent
	Consolidated	Company	IPL	WPL
Amount outstanding	$84	$--	$9	$75
Weighted average maturity	3 days	N/A	3 days	3 days
Interest rates	5.47-5.50%	N/A	5.50%	5.47%
Available capacity	$511 *	$100	$291	$120 *
*

In April 2006, WPL’s maximum short-term borrowing capacity authorized by the PSCW declined from $250 million to $195 million upon completion of the refinancing of its variable rate demand bonds. In July 2006, the PSCW authorized an increase in WPL’s maximum short-term borrowing capacity from $195 million to $250 million.

(b) Long-term Debt - Resources completed the following debt retirements during the six months ended June 30, 2006 and 2005 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
Six Months Ended June 30, 2006:
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8
Six Months Ended June 30, 2005:
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

	New Zealand	Brazil	Total
June 30, 2006	$105.8	$--	$105.8
Dec. 31, 2005	116.4	72.2	188.6

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

Alliant Energy recorded a pre-tax, non-cash valuation charge of $96 million (after-tax charge of $56 million, or $0.48 per share) during the second quarter of 2005 as a result of a decline in the fair value of its Brazil investments that was determined to be other than temporary.

(b) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
American Transmission Company LLC	($5.9)	($5.1)	($11.8)	($10.4)
TrustPower Ltd.	(2.7)	(3.4)	(5.4)	(6.2)
Brazil	--	(12.1)	(3.4)	(10.6)
Kaufman and Broad NexGen LLC (1)	--	5.7	--	10.4
Other	(0.9)	(1.4)	(2.5)	(1.8)
	($9.5)	($16.3)	($23.1)	($18.6)

(1)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

(8) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. For IPL and WPL, changes in the derivatives’ fair values are generally recorded with offsets to regulatory assets or liabilities. At June 30, 2006 and Dec. 31, 2005, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005
Current derivative assets	$10.4	$20.6	$1.8	$7.8	$6.8	$12.7
Non-current derivative assets	2.1	9.7	0.4	4.2	0.4	4.4
Current derivative liabilities	55.8	24.2	27.1	5.2	28.7	19.0
Non-current derivative liabilities	12.1	3.0	5.6	1.5	6.3	1.5

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for its natural gas-fired electric generating facilities. Significant decreases in natural gas prices during the first half of 2006 have changed the fair value of these contracts and resulted in decreases in derivative assets and increases in derivative liabilities. As a result of changes in the fair value of these contracts, the counterparties to these contracts have required IPL and WPL to provide $15 million and $8 million of cash collateral, respectively, which are recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets.

In May 2006, Alliant Energy entered into a foreign exchange collar to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collar has a notional amount of $175 million New Zealand dollars and expires in December 2006.

(b) Weather Derivatives - In the second quarter of 2006, Corporate Services, as agent for IPL and WPL, entered into separate non-exchange traded electric weather derivative agreements based on cooling degree days (CDD) to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2006 to Aug. 31, 2006. IPL and WPL combined will receive/pay up to $9 million ($6.1 million for IPL and $2.9 million for WPL) from/to the counterparty at the end of the contract term if actual CDD are less/greater than the CDD specified in the contracts. The actual CDD in June 2006 were lower than those specified in the contract, resulting in IPL and WPL accruing receivables from the counterparty under the agreements of $2.5 million and $1.2 million, respectively, in the second quarter of 2006.

In 2005, Corporate Services, as agent for IPL and WPL, and WPL on behalf of itself, entered into a combination of put options and swap agreements based on heating degree days (HDD) to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2005 to March 31, 2006. The actual HDD during this period were lower than those specified in the contracts resulting in Alliant Energy receiving $7.0 million ($3.8 million for IPL and $3.2 million for WPL) of payments from the counterparty by April 2006.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and six months ended June 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Alliant Energy	$3.7	($9.0)	$6.5	($9.0)	$--	$--	$5.6	($0.6)
IPL	2.5	(5.5)	4.3	(5.5)	--	--	2.7	(0.2)
WPL	1.2	(3.5)	2.2	(3.5)	--	--	2.9	(0.4)

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its utility business. As of June 30, 2006, minimum future commitments related to Alliant Energy’s utility business for purchased power (excluding operating leases), coal and natural gas were $2.2 billion, $367 million and $250 million, respectively. Refer to Note 12 for details on a long-term purchased power agreement entered into upon IPL’s sale of its interest in DAEC in January 2006, the amount of which is included in the purchased power commitments.

(b) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recorded any material liabilities related to these indemnifications as of June 30, 2006. The terms of the indemnifications provided by Alliant Energy at June 30, 2006 for the various sales were as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$63 (a)	October 2007
Energy services	Second quarter of 2005	18	October 2006
Kewaunee	Third quarter of 2005	12 (b)	July 2006
Oil gathering pipeline system	Fourth quarter of 2005	None identified	None identified
Synfuel	Fourth quarter of 2005	19 (c)	None identified
China	First quarter of 2006	37 (d)	February 2009
DAEC	First quarter of 2006	30 (e)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Other	Various	3	Various
(a)	Based on exchange rates at June 30, 2006
(b)	Indemnification provided by WPL
(c)	Amount will increase in future periods based on additional tax credits earned by buyer
(d)	Related to three generating facilities sold in February 2006
(e)	Indemnification provided by IPL

WPL also issued an indemnity to the buyer of Kewaunee to cover certain potential costs the buyer may incur related to the unplanned outage at Kewaunee in 2005. At June 30, 2006, WPL had a $6 million obligation recognized related to this indemnity which represents WPL’s maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. As of June 30, 2006, the guarantee does not include a maximum limit, but is currently estimated at $6 million, which is the present value of the abandonment liability. Alliant Energy believes no payments will be made under this guarantee.

(c) Costs Related to the Midwest Independent System Operator (MISO) Wholesale Energy Market - In the second quarter of 2006, FERC issued an order which would require MISO to re-allocate revenue sufficiency guarantee (RSG) costs to participants who entered into virtual supply transactions within the MISO market since the implementation of the MISO market on April 1, 2005. Alliant Energy and its subsidiaries do not participate in virtual supply transactions within MISO and, thus, it does not expect to be allocated additional RSG costs under this order. However, Alliant Energy may be entitled to receive a refund of a portion of its previously paid RSG costs into the MISO market under this order. A rehearing of the issue at FERC is expected in the second half of 2006. Due to the uncertainty of the ultimate resolution of this issue, Alliant Energy is currently unable to determine what, if any, impacts this issue will have on its financial condition and results of operation.

(10) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows (Int’l = International). Gas revenues included $3 million and $20 million for the three months ended June 30, 2006 and 2005, respectively, and $8 million and $25 million for the six months ended June 30, 2006 and 2005, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations. At Dec. 31, 2005, IPL had $459 million of assets that were included within the DAEC sale agreement which were removed from total assets of the “Utility Business - Electric” segment upon the sale of IPL’s interest in DAEC in January 2006. Refer to Notes 1(b), 3, 5(a) and 12 for further discussion of the DAEC sale.

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended June 30, 2006
Operating revenues	$559.7	$83.5	$15.9	$659.1	$--	$39.6	$39.6	($1.9)	$696.8
Operating income (loss)	89.9	4.1	(0.4)	93.6	(0.7)	4.7	4.0	0.3	97.9
Income from continuing operations				41.9	0.1	0.4	0.5	3.7	46.1
Income (loss) from discontinued
operations, net of tax				--	(3.8)	3.1	(0.7)	--	(0.7)
Net income (loss)				41.9	(3.7)	3.5	(0.2)	3.7	45.4

Three Months Ended June 30, 2005
Operating revenues	$541.3	$92.3	$19.4	$653.0	$--	$48.5	$48.5	($1.7)	$699.8
Operating income (loss)	81.0	2.4	(0.4)	83.0	(3.5)	3.8	0.3	(0.1)	83.2
Income (loss) from continuing
operations				34.7	(49.4)	8.0	(41.4)	(2.0)	(8.7)
Income (loss) from discontinued
operations, net of tax				--	(50.8)	0.8	(50.0)	--	(50.0)
Net income (loss)				34.7	(100.2)	8.8	(91.4)	(2.0)	(58.7)

Six Months Ended June 30, 2006
Operating revenues	$1,142.7	$373.6	$37.3	$1,553.6	$--	$77.5	$77.5	($3.4)	$1,627.7
Operating income (loss)	173.2	39.5	(0.1)	212.6	(3.2)	8.0	4.8	0.3	217.7
Income (loss) from continuing
operations				106.9	2.9	(55.4)	(52.5)	4.8	59.2
Loss from discontinued
operations, net of tax				--	(2.6)	(12.8)	(15.4)	--	(15.4)
Net income (loss)				106.9	0.3	(68.2)	(67.9)	4.8	43.8

Six Months Ended June 30, 2005
Operating revenues	$1,040.1	$337.6	$38.7	$1,416.4	$--	$85.7	$85.7	($3.5)	$1,498.6
Operating income (loss)	149.6	28.3	(1.5)	176.4	(6.5)	1.0	(5.5)	(0.3)	170.6
Income (loss) from continuing
operations				76.5	(55.8)	(2.6)	(58.4)	(0.1)	18.0
Loss from discontinued
operations, net of tax				--	(64.4)	(9.9)	(74.3)	--	(74.3)
Net income (loss)				76.5	(120.2)	(12.5)	(132.7)	(0.1)	(56.3)

(11) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. At or before June 30, 2006, the following businesses qualified as assets held for sale as defined by SFAS 144:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility	Second quarter of 2005	Non-regulated - Other
Oil gathering pipeline system	Fourth quarter of 2005	Non-regulated - Other
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated - Other
China	Expected to be completed	Non-regulated - International
by Sep. 2006 (a)
Mexico	Expected by Sep. 2006	Non-regulated - Other
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC (Note 12)	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
(a)	Three of 10 generating facilities were sold in 2005. Three additional generating facilities were sold in February 2006. One additional generating facility was sold in April 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at June 30, 2006 and Dec. 31, 2005. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Operating revenues (excluding gains)	$8.3	$36.6	$38.3	$81.2
Operating expenses:
Operating expenses (excluding losses and valuation charges)	9.1	38.0	35.3	89.9
(Gain) loss on disposals of assets held for sale, net (a)	(7.2)	0.7	(7.2)	7.5
Valuation charges - Mexico business (b)	0.3	--	26.3	--
Valuation charges - China business (c)	4.9	90.1	4.2	101.7
Other valuation charges	--	4.1	0.2	4.1
Interest expense and other:
Interest expense (d)	2.0	5.8	6.1	13.0
Interest income and other	0.8	(0.2)	0.7	(0.4)
Loss before income taxes	(1.6)	(101.9)	(27.3)	(134.6)
Income tax benefit (e)	(0.9)	(51.9)	(11.9)	(60.3)
Loss from discontinued operations, net of tax	($0.7)	($50.0)	($15.4)	($74.3)

(a)

In the second quarter of 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems. Alliant Energy recorded pre-tax losses of $7.5 million (energy services business-$6.1 million and the biomass facility-$1.4 million) in the first half of 2005 related to the sale of various non-regulated businesses.

(b)

In the first quarter of 2006, Alliant Energy recorded a pre-tax, non-cash valuation charge of $26.0 million as a result of declines in the fair value of its Mexico business. The fair value was estimated using updated market information from bid information received from several potential buyers for the Mexico business.

(c)

In the second quarter of 2006, Alliant Energy recorded pre-tax valuation charges of $4.9 million to reflect updated estimates of the market value, less selling costs, of its remaining China generating facilities. For the three and six months ended June 30, 2005, Alliant Energy recorded pre-tax, non-cash valuation charges of $90.1 million and $101.7 million (both include $10.9 million related to goodwill), respectively, net of allocation to minority interest, as a result of declines in the fair value of several of its China generating facilities primarily due to the impacts of increased coal and transportation costs and updated market information, including terms of recent sales of similar assets. The fair values in 2005 were estimated using a combination of expected discounted future cash flows and market value indicators.

(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. The amount of interest expense allocated to its China business was $0.5 million and $2.2 million for the three and six months ended June 30, 2006, respectively, and $3.0 million and $6.2 million for the three and six months ended June 30, 2005, respectively. The amount of interest expense allocated to its Mexico business was $1.0 million and $2.5 million for the three and six months ended June 30, 2006, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2005, respectively.

(e)

The provision for income taxes for the second quarter of 2005 included the reversal of deferred tax asset valuation allowances related to the China business valuation charges recorded in the first quarter of 2005. Based on additional information that became available in the second quarter of 2005, Alliant Energy believed it would generate sufficient capital gains in the future to utilize the tax benefits of these capital losses prior to their expiration resulting in the reversal of the deferred tax asset valuation allowance.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	June 30, 2006	Dec. 31, 2005
Assets held for sale:
Property, plant and equipment, net	$135.1	$486.1
Current assets (including cash)	26.3	84.4
Investments	1.4	194.7
Other assets	15.2	37.4
Total assets held for sale	178.0	802.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	33.4	58.4
Long-term debt	5.7	12.3
Asset retirement obligations (AROs)	--	179.0
Other long-term liabilities and deferred credits	6.4	52.6
Minority interest	14.0	25.9
Total liabilities held for sale	59.5	328.2
Net assets held for sale	$118.5	$474.4

A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in millions):

	2006	2005
Cash flows from (used for) operating activities (excluding intercompany cash flows)	($8.6)	$11.2
Distributions to continuing operations	--	(19.5)
Net cash flows used for operating activities	(8.6)	(8.3)

Cash flows used for investing activities	(2.8)	(5.4)

Cash flows used for financing activities (excluding intercompany cash flows)	(2.3)	(6.3)
Net change in loans with continuing operations	5.8	7.7
Net cash flows from financing activities	3.5	1.4

Net decrease in cash and temporary cash investments	(7.9)	(12.3)
Cash and temporary cash investments held for sale at beginning of period	10.7	62.2
Cash and temporary cash investments held for sale at end of period	$2.8	$49.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$1.1	$1.7
Income taxes, net of refunds	$0.3	($1.1)

(12) SALE OF IPL’S INTEREST IN DAEC

In January 2006, IPL completed the sale of its 70% ownership interest in DAEC to FPL Energy. Under the sale agreement, FPL Energy purchased IPL’s interest in the nuclear generating facility and related inventories (nuclear fuel and materials and supplies) and assumed various liabilities of IPL in exchange for net proceeds to IPL of $331 million. Such proceeds were net of purchase price adjustments, cash payments made at closing to FPL Energy and certain transaction-related costs. IPL used $130 million of the net proceeds to reduce its short-term debt, $125 million to reduce its level of accounts receivable sales and the remainder for investments in short-term securities and general corporate purposes. In January 2006, IPL retired its capital lease obligation, including interest through the closing date, covering its 70% undivided interest in nuclear fuel for DAEC for $40 million. In March 2006, IPL used the investments in short-term securities, along with other funds, to pay a dividend of $110 million to Alliant Energy pursuant to the IUB order approving the DAEC sale.

The cash payments made by IPL to FPL Energy at closing were in connection with FPL Energy’s assumption of decommissioning, employee benefit and certain other liabilities related to DAEC. The sales proceeds and related cash payments are subject to various post-closing adjustments, which have been estimated and included in IPL’s financial statements as of June 30, 2006. The post-closing adjustments were settled in the third quarter of 2006, resulting in no material impact on IPL's financial statements. In addition to the proceeds received by IPL, other Alliant Energy subsidiaries received $7 million in proceeds from FPL Energy related to other property purchased by FPL Energy and reimbursement for Alliant Energy’s forfeiture of its membership interest in the Nuclear Management Company upon the sale of DAEC.

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

Pursuant to the IUB order approving the sale, the gain resulting from IPL’s portion of the sale served as the basis to establish a regulatory liability of approximately $64 million. Refer to Notes 1(b), 3 and 5(a) for additional discussion of the DAEC sale.

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

Upon closing of the sale, IPL entered into a long-term purchased power agreement with FPL Energy to buy energy and capacity from DAEC. The purchased power agreement extends through February 2014, concurrent with expiration of DAEC’s current operating license. As of June 30, 2006, IPL’s future minimum payments, assuming a 90% capacity factor, related to this agreement are estimated at $76 million from July through December 2006, $156 million for 2007, $157 million for 2008, $167 million for 2009, $171 million for 2010 and $595 million for 2011 through 2014.

(13) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in AROs associated with long-lived assets was as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Balance at Jan. 1	$35.8	$0.9	$24.9	$--	$10.9	$0.9
Liabilities incurred	2.0	--	1.1	--	0.9	--
Accretion expense	1.0	0.1	0.7	--	0.3	0.1
Liabilities settled	(0.4)	--	--	--	(0.4)	--
Balance at June 30	$38.4	$1.0	$26.7	$--	$11.7	$1.0

Refer to Note 12 for AROs included in liabilities held for sale relating to the sale of IPL’s interest in DAEC.

(14) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) to the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) purchased power agreements to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside agreement were $18.3 million and $25.8 million for the three and six months ended June 30, 2006, and $20.9 million and $28.8 million for the three and six months ended June 30, 2005, respectively. WPL’s costs, excluding fuel costs, related to the RockGen agreement were $3.9 million and $7.7 million for the three and six months ended June 30, 2006 and $3.7 million and $10.8 million for the three and six months ended June 30, 2005, respectively.

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

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended June 30, 2006	(in millions)
Operating revenues:
Utility:
Electric	$-	$-	$559.7	$-	$559.7
Gas	-	-	83.5	-	83.5
Other	-	-	15.9	-	15.9
Non-regulated	-	39.6	80.2	(82.1)	37.7

	-	39.6	739.3	(82.1)	696.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	281.0	-	281.0
Cost of gas sold	-	-	47.7	-	47.7
Other operation and maintenance	-	-	149.0	-	149.0
Non-regulated operation and maintenance	0.2	31.6	72.1	(74.3)	29.6
Depreciation and amortization	-	2.6	68.2	(6.3)	64.5
Taxes other than income taxes	-	1.4	27.5	(1.8)	27.1

	0.2	35.6	645.5	(82.4)	598.9

Operating income (loss)	(0.2)	4.0	93.8	0.3	97.9

Interest expense and other:
Interest expense	-	10.9	31.3	(7.5)	34.7
Equity income from unconsolidated investments	-	(2.7)	(6.8)	-	(9.5)
Allowance for funds used during construction	-	-	(2.4)	0.1	(2.3)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(46.0)	(9.7)	(1.7)	48.9	(8.5)

	(46.0)	(1.5)	25.1	41.5	19.1

Income from continuing operations before income taxes	45.8	5.5	68.7	(41.2)	78.8

Income taxes	0.6	5.0	26.8	0.3	32.7

Income from continuing operations	45.2	0.5	41.9	(41.5)	46.1

Loss from discontinued operations, net of tax	-	(0.7)	-	-	(0.7)

Net income (loss)	$45.2	($0.2)	$41.9	($41.5)	$45.4

Three Months Ended June 30, 2005
Operating revenues:
Utility:
Electric	$-	$-	$541.3	$-	$541.3
Gas	-	-	92.3	-	92.3
Other	-	-	19.4	-	19.4
Non-regulated	-	48.5	83.3	(85.0)	46.8

	-	48.5	736.3	(85.0)	699.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	242.8	-	242.8
Cost of gas sold	-	-	57.8	-	57.8
Other operation and maintenance	-	-	170.5	-	170.5
Non-regulated operation and maintenance	0.4	42.3	75.2	(76.9)	41.0
Depreciation and amortization	-	4.5	82.2	(5.5)	81.2
Taxes other than income taxes	-	1.4	24.2	(2.3)	23.3

	0.4	48.2	652.7	(84.7)	616.6

Operating income (loss)	(0.4)	0.3	83.6	(0.3)	83.2

Interest expense and other:
Interest expense	0.1	17.9	28.8	(2.6)	44.2
Equity income from unconsolidated investments	-	(10.2)	(6.1)	-	(16.3)
Asset valuation charge - Brazil investments	-	96.2	-	-	96.2
Allowance for funds used during construction	-	-	(2.8)	-	(2.8)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	55.6	(8.8)	(0.9)	(54.7)	(8.8)

	55.7	95.1	23.7	(57.3)	117.2

Income (loss) from continuing operations before income taxes	(56.1)	(94.8)	59.9	57.0	(34.0)

Income tax expense (benefit)	2.6	(53.4)	25.3	0.2	(25.3)

Income (loss) from continuing operations	(58.7)	(41.4)	34.6	56.8	(8.7)

Loss from discontinued operations, net of tax	-	(50.0)	-	-	(50.0)

Net income (loss)	($58.7)	($91.4)	$34.6	$56.8	($58.7)

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2006	(in millions)
Operating revenues:
Utility:
Electric	$-	$-	$1,142.7	$-	$1,142.7
Gas	-	-	373.6	-	373.6
Other	-	-	37.3	-	37.3
Non-regulated	-	77.5	153.7	(157.1)	74.1

	-	77.5	1,707.3	(157.1)	1,627.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	593.2	-	593.2
Cost of gas sold	-	-	264.0	-	264.0
Other operation and maintenance	-	-	305.7	-	305.7
Non-regulated operation and maintenance	0.9	64.5	137.7	(141.4)	61.7
Depreciation and amortization	-	5.2	138.7	(12.4)	131.5
Taxes other than income taxes	-	3.0	54.2	(3.3)	53.9

	0.9	72.7	1,493.5	(157.1)	1,410.0

Operating income (loss)	(0.9)	4.8	213.8	-	217.7

Interest expense and other:
Interest expense	0.1	25.2	61.8	(12.7)	74.4
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(9.9)	(13.2)	-	(23.1)
Allowance for funds used during construction	-	-	(4.7)	0.1	(4.6)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(45.9)	(24.1)	(2.8)	50.9	(21.9)

	(45.8)	82.0	50.5	38.3	125.0

Income (loss) from continuing operations before income taxes	44.9	(77.2)	163.3	(38.3)	92.7

Income tax expense (benefit)	1.5	(24.7)	56.4	0.3	33.5

Income (loss) from continuing operations	43.4	(52.5)	106.9	(38.6)	59.2

Loss from discontinued operations, net of tax	-	(15.4)	-	-	(15.4)

Net income (loss)	$43.4	($67.9)	$106.9	($38.6)	$43.8

Six Months Ended June 30, 2005
Operating revenues:
Utility:
Electric	$-	$-	$1,040.1	$-	$1,040.1
Gas	-	-	337.6	-	337.6
Other	-	-	38.7	-	38.7
Non-regulated	-	85.7	154.5	(158.0)	82.2

	-	85.7	1,570.9	(158.0)	1,498.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	452.1	-	452.1
Cost of gas sold	-	-	236.9	-	236.9
Other operation and maintenance	-	-	351.7	-	351.7
Non-regulated operation and maintenance	0.4	79.3	138.9	(142.3)	76.3
Depreciation and amortization	0.1	8.9	163.1	(10.8)	161.3
Taxes other than income taxes	-	3.0	50.9	(4.2)	49.7

	0.5	91.2	1,393.6	(157.3)	1,328.0

Operating income (loss)	(0.5)	(5.5)	177.3	(0.7)	170.6

Interest expense and other:
Interest expense	0.1	35.7	56.1	(3.7)	88.2
Loss on early extinguishment of debt	-	16.0	-	-	16.0
Equity income from unconsolidated investments	-	(6.5)	(12.1)	-	(18.6)
Asset valuation charge - Brazil investments	-	96.2	-	-	96.2
Allowance for funds used during construction	-	-	(5.4)	-	(5.4)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	54.5	(16.3)	(1.9)	(53.8)	(17.5)

	54.6	125.1	46.1	(57.5)	168.3

Income (loss) from continuing operations before income taxes	(55.1)	(130.6)	131.2	56.8	2.3

Income tax expense (benefit)	1.2	(72.2)	54.8	0.5	(15.7)

Income (loss) from continuing operations	(56.3)	(58.4)	76.4	56.3	18.0

Loss from discontinued operations, net of tax	-	(74.3)	-	-	(74.3)

Net income (loss)	($56.3)	($132.7)	$76.4	$56.3	($56.3)

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2006 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,995.2	$-	$5,995.2
Gas plant in service	-	-	689.6	-	689.6
Other plant in service	-	-	501.6	-	501.6
Accumulated depreciation	-	-	(2,820.8)	-	(2,820.8)
Leased Sheboygan Falls Energy Facility, net	-	-	117.1	(117.1)	-
Other, net	-	-	124.5	-	124.5

Total utility	-	-	4,607.2	(117.1)	4,490.1

Non-regulated and other, net	-	198.3	47.5	136.0	381.8

	-	198.3	4,654.7	18.9	4,871.9

Current assets:
Cash and temporary cash investments	113.1	8.9	19.0	-	141.0
Accounts receivable, net	5.3	36.7	322.2	(94.6)	269.6
Production fuel, at average cost	-	-	71.6	-	71.6
Gas stored underground, at average cost	-	-	44.6	-	44.6
Deferred income taxes	0.6	113.9	10.1	(7.9)	116.7
Assets held for sale	-	120.4	57.6	-	178.0
Other	253.5	41.9	204.3	(269.2)	230.5

	372.5	321.8	729.4	(371.7)	1,052.0

Investments:
Consolidated subsidiaries	2,113.5	-	-	(2,113.5)	-
Investments in unconsolidated foreign entities	-	105.8	-	-	105.8
Other	14.9	10.1	199.2	-	224.2

	2,128.4	115.9	199.2	(2,113.5)	330.0

Other assets	4.4	187.7	588.1	(178.3)	601.9

Total assets	$2,505.3	$823.7	$6,171.4	($2,644.6)	$6,855.8

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,805.7	$258.8	$1,373.3	($1,632.1)	$1,805.7
Retained earnings	718.0	(285.6)	789.0	(502.6)	718.8
Accumulated other comprehensive income (loss)	(21.9)	15.8	(37.7)	21.9	(21.9)
Shares in deferred compensation trust	(7.5)	-	-	-	(7.5)

Total common equity	2,494.3	(11.0)	2,124.6	(2,112.8)	2,495.1

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	287.3	1,187.0	-	1,474.3

	2,494.3	276.3	3,555.4	(2,112.8)	4,213.2

Current liabilities:
Current maturities	-	9.3	245.0	-	254.3
Commercial paper	-	-	84.0	-	84.0
Capital lease obligations	-	0.1	0.2	-	0.3
Accounts payable	0.3	16.4	303.0	(95.6)	224.1
Accrued interest	-	5.0	24.9	-	29.9
Liabilities held for sale	-	51.5	8.0	-	59.5
Other	6.1	311.3	326.4	(277.0)	366.8

	6.4	393.6	991.5	(372.6)	1,018.9

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.2)	135.3	530.0	0.6	664.7
Pension and other benefit obligations	5.3	4.9	164.6	-	174.8
Other	0.5	8.8	929.9	(159.8)	779.4

	4.6	149.0	1,624.5	(159.2)	1,618.9

Minority interest	-	4.8	-	-	4.8

Total capitalization and liabilities	$2,505.3	$823.7	$6,171.4	($2,644.6)	$6,855.8

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2005 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,887.3	$-	$5,887.3
Gas plant in service	-	-	679.9	-	679.9
Other plant in service	-	-	508.5	-	508.5
Accumulated depreciation	-	-	(2,741.7)	-	(2,741.7)
Leased Sheboygan Falls Energy Facility, net	-	-	120.2	(120.2)	-
Other, net	-	-	137.5	-	137.5

Total utility	-	-	4,591.7	(120.2)	4,471.5

Non-regulated and other, net	-	203.1	53.6	138.0	394.7

	-	203.1	4,645.3	17.8	4,866.2

Current assets:
Cash and temporary cash investments	160.4	12.6	32.3	-	205.3
Accounts receivable, net	3.3	36.3	399.8	(53.4)	386.0
Production fuel, at average cost	-	-	55.7	-	55.7
Gas stored underground, at average cost	-	-	92.1	-	92.1
Deferred income taxes	-	1.9	10.6	(0.3)	12.2
Assets held for sale	-	286.9	515.7	-	802.6
Other	44.2	28.9	233.1	(76.7)	229.5

	207.9	366.6	1,339.3	(130.4)	1,783.4

Investments:
Consolidated subsidiaries	2,221.2	-	-	(2,221.2)	-
Investments in unconsolidated foreign entities	-	188.6	-	-	188.6
Other	14.1	11.3	216.1	-	241.5

	2,235.3	199.9	216.1	(2,221.2)	430.1

Other assets	7.7	188.5	667.8	(210.6)	653.4

Total assets	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,789.9	$255.3	$1,375.2	($1,630.5)	$1,789.9
Retained earnings	741.9	(217.7)	893.1	(675.0)	742.3
Accumulated other comprehensive loss	(84.6)	(33.9)	(50.7)	84.6	(84.6)
Shares in deferred compensation trust	(7.1)	-	-	-	(7.1)

Total common equity	2,440.1	3.7	2,217.6	(2,220.9)	2,440.5

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	582.2	1,332.6	-	1,914.8

	2,440.1	585.9	3,794.0	(2,220.9)	4,599.1

Current liabilities:
Current maturities	-	91.7	60.0	-	151.7
Variable rate demand bonds	-	-	39.1	-	39.1
Commercial paper	-	-	263.0	-	263.0
Capital lease obligations	-	0.1	40.4	-	40.5
Accounts payable	1.2	24.3	384.1	(54.3)	355.3
Accrued interest	-	22.8	24.6	-	47.4
Liabilities held for sale	-	93.7	234.5	-	328.2
Other	8.4	144.0	279.5	(76.8)	355.1

	9.6	376.6	1,325.2	(131.1)	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.6)	(32.0)	563.8	0.1	529.3
Pension and other benefit obligations	2.6	4.6	268.1	(18.6)	256.7
Other	1.2	18.5	917.4	(173.9)	763.2

	1.2	(8.9)	1,749.3	(192.4)	1,549.2

Minority interest	-	4.5	-	-	4.5

Total capitalization and liabilities	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2006	(in millions)
Continuing Operations:
Net cash flows from (used for) operating activities	$46.6	($21.2)	$246.6	($48.9)	$223.1

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(154.5)	-	(154.5)
Non-regulated businesses and other	-	(3.2)	(5.2)	-	(8.4)
Proceeds from asset sales	-	258.6	334.2	-	592.8
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(19.0)	-	(19.0)
Other	171.7	(0.6)	(14.9)	(170.8)	(14.6)

Net cash flows from investing activities	171.7	254.8	188.8	(170.8)	444.5

Cash flows used for financing activities:
Common stock dividends	(67.3)	-	(211.0)	211.0	(67.3)
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(362.8)	(39.1)	-	(401.9)
Net change in short-term borrowings	(211.9)	211.9	(179.0)	-	(179.0)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Principal payments under capital lease obligations	-	-	(41.1)	0.9	(40.2)
Other	13.6	(3.4)	(17.6)	7.8	0.4

Net cash flows used for financing activities	(265.6)	(237.3)	(448.7)	219.7	(731.9)

Net decrease in cash and temporary cash investments	(47.3)	(3.7)	(13.3)	-	(64.3)
Cash and temporary cash investments at beginning of period	160.4	12.6	32.3	-	205.3

Cash and temporary cash investments at end of period	$113.1	$8.9	$19.0	$-	$141.0

Discontinued Operations:
Net cash flows used for operating activities	$-	($8.6)	$-	$-	($8.6)
Net cash flows used for investing activities	-	(2.8)	-	-	(2.8)
Net cash flows from financing activities	-	3.5	-	-	3.5

Net decrease in cash and temporary cash investments	-	(7.9)	-	-	(7.9)
Cash and temporary cash investments held for sale at beginning of period	-	10.7	-	-	10.7

Cash and temporary cash investments held for sale at end of period	$-	$2.8	$-	$-	$2.8

Six Months Ended June 30, 2005
Continuing Operations:
Net cash flows from (used for) operating activities	($55.5)	$5.1	$372.4	$46.7	$368.7

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(216.3)	-	(216.3)
Non-regulated businesses and other	-	(40.0)	(3.4)	-	(43.4)
Proceeds from asset sales	-	40.9	-	-	40.9
Purchases of securities within nuclear decommissioning trusts	-	-	(21.5)	-	(21.5)
Sales of securities within nuclear decommissioning trusts	-	-	13.0	-	13.0
Changes in restricted cash within nuclear decommissioning trusts	-	-	1.9	-	1.9
Other	155.2	19.2	(20.9)	(154.6)	(1.1)

Net cash flows from (used for) investing activities	155.2	20.1	(247.2)	(154.6)	(226.5)

Cash flows from (used for) financing activities:
Common stock dividends	(60.8)	-	(99.4)	99.4	(60.8)
Proceeds from issuance of long-term debt	-	70.0	38.4	-	108.4
Reductions in long-term debt	-	(102.8)	(33.1)	-	(135.9)
Net change in short-term borrowings	(60.1)	60.2	7.9	-	8.0
Debt repayment premiums	-	(14.8)	-	-	(14.8)
Principal payments under capital lease obligations	-	-	(6.8)	-	(6.8)
Other	12.3	(7.0)	(15.9)	8.5	(2.1)

Net cash flows from (used for) financing activities	(108.6)	5.6	(108.9)	107.9	(104.0)

Net increase (decrease) in cash and temporary cash investments	(8.9)	30.8	16.3	-	38.2
Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	-	202.4

Cash and temporary cash investments at end of period	$92.2	$97.7	$50.7	$-	$240.6

Discontinued Operations:
Net cash flows used for operating activities	$-	($8.3)	$-	$-	($8.3)
Net cash flows used for investing activities	-	(5.4)	-	-	(5.4)
Net cash flows from financing activities	-	1.4	-	-	1.4

Net decrease in cash and temporary cash investments	-	(12.3)	-	-	(12.3)
Cash and temporary cash investments held for sale at beginning of period	-	62.2	-	-	62.2

Cash and temporary cash investments held for sale at end of period	$-	$49.9	$-	$-	$49.9

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Six Months Ended June 30, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$32.2	$57.3	$-	$89.6
Income taxes, net of refunds	(1.1)	(4.5)	66.2	-	60.6
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7
Six Months Ended June 30, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$35.4	$53.7	$-	$89.2
Income taxes, net of refunds	(4.8)	(31.3)	53.6	-	17.5
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	123.7	(122.5)	1.2

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

	(in millions)
Operating revenues:
Electric utility	$298.4	$294.3	$626.3	$564.1
Gas utility	46.6	39.9	214.0	175.3
Steam and other	12.7	15.7	31.1	32.8

	357.7	349.9	871.4	772.2

Operating expenses:
Electric production fuel and purchased power	129.7	108.1	294.9	195.2
Cost of gas sold	29.2	23.0	160.3	127.5
Other operation and maintenance	87.7	100.5	189.1	214.2
Depreciation and amortization	35.7	49.3	74.1	97.9
Taxes other than income taxes	15.9	13.5	31.5	29.0

	298.2	294.4	749.9	663.8

Operating income	59.5	55.5	121.5	108.4

Interest expense and other:
Interest expense	17.6	17.8	35.1	35.3
Allowance for funds used during construction	(1.4)	(1.9)	(2.8)	(3.7)
Interest income and other	(0.8)	(0.5)	(1.8)	(0.9)

	15.4	15.4	30.5	30.7

Income before income taxes	44.1	40.1	91.0	77.7

Income taxes	15.4	16.4	25.3	31.5

Net income	28.7	23.7	65.7	46.2

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$24.9	$19.9	$58.0	$38.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,908.6	$3,840.2
Gas plant in service	366.2	360.5
Steam plant in service	62.0	61.1
Other plant in service	229.6	225.4
Accumulated depreciation	(1,754.5)	(1,687.1)

Net plant	2,811.9	2,800.1
Construction work in progress	69.8	81.3
Other, less accumulated depreciation	1.8	1.8

	2,883.5	2,883.2

Current assets:
Cash and temporary cash investments	-	0.7
Accounts receivable:
Customer, less allowance for doubtful accounts	26.3	103.3
Associated companies	0.7	1.7
Other, less allowance for doubtful accounts	38.1	27.6
Income tax refunds receivable	-	27.5
Production fuel, at average cost	49.0	35.5
Materials and supplies, at average cost	17.7	16.0
Gas stored underground, at average cost	13.5	51.9
Regulatory assets	56.4	53.6
Assets held for sale	30.2	489.6
Other	7.1	14.8

	239.0	822.2

Investments	15.8	15.6

Other assets:
Regulatory assets	144.5	180.3
Deferred charges and other	64.4	75.3

	208.9	255.6

Total assets	$3,347.2	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.6	746.4
Retained earnings	313.6	420.5
Accumulated other comprehensive loss	(34.8)	(47.5)

Total common equity	1,058.8	1,152.8

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.4	893.3

	2,056.0	2,229.9

Current liabilities:
Current maturities	140.0	60.0
Commercial paper	9.0	169.5
Capital lease obligations	-	40.2
Accounts payable	64.6	146.4
Accounts payable to associated companies	45.3	18.9
Accrued taxes	83.7	67.8
Liabilities held for sale	5.1	232.3
Other	93.9	73.0

	441.6	808.1

Other long-term liabilities and deferred credits:
Deferred income taxes	292.9	341.6
Regulatory liabilities	414.5	356.3
Pension and other benefit obligations	36.7	124.5
Other	105.5	116.2

	849.6	938.6

Total capitalization and liabilities	$3,347.2	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$65.7	$46.2
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	74.1	97.9
Other amortizations	4.6	9.4
Deferred tax expense and investment tax credits	10.8	2.1
Other	(5.9)	(10.3)
Other changes in assets and liabilities:
Accounts receivable	49.3	20.0
Sale of accounts receivable	20.0	50.0
Income tax refunds receivable	27.5	1.8
Gas stored underground	38.4	24.5
Accounts payable	(50.7)	(23.6)
Accrued taxes	(53.5)	4.0
Benefit obligations and other	(52.2)	12.3

Net cash flows from operating activities	128.1	234.3

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(82.3)	(132.7)
Proceeds from asset sales	330.8	-
Changes in restricted cash	0.5	(11.3)
Purchases of securities within nuclear decommissioning trusts	(3.5)	(15.9)
Sales of securities within nuclear decommissioning trusts	51.7	8.1
Changes in restricted cash within nuclear decommissioning trusts	(42.5)	1.2
Other	(11.8)	(21.9)

Net cash flows from (used for) investing activities	242.9	(172.5)

Cash flows used for financing activities:
Common stock dividends	(164.9)	(54.9)
Preferred stock dividends	(7.7)	(7.7)
Proceeds from issuance of long-term debt	-	38.4
Reductions in long-term debt	-	(33.1)
Net change in short-term borrowings	(160.5)	9.0
Principal payments under capital lease obligations	(40.2)	(6.8)
Other	1.6	(6.0)

Net cash flows used for financing activities	(371.7)	(61.1)

Net increase (decrease) in cash and temporary cash investments	(0.7)	0.7

Cash and temporary cash investments at beginning of period	0.7	0.1

Cash and temporary cash investments at end of period	$-	$0.8

Supplemental cash flows information:
Cash paid during the period for:
Interest	$34.1	$36.0

Income taxes, net of refunds	$41.5	$20.8

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$1.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated financial position at June 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been made. Because of the seasonal nature of IPL’s operations, results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Earnings available for common stock	$24.9	$19.9	$58.0	$38.5
Other comprehensive income:
Minimum pension liability adjustment, net of tax	--	--	12.7	--
Comprehensive income	$24.9	$19.9	$70.7	$38.5

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.8	$1.7	$3.7	$3.3	$0.9	$1.4	$1.9	$2.3
Interest cost	3.6	3.4	7.3	6.9	1.7	1.9	3.6	3.9
Expected return on plan assets	(4.1)	(4.0)	(8.3)	(8.0)	(1.4)	(1.3)	(2.8)	(2.6)
Amortization of:
Transition obligation (asset)	--	--	--	(0.1)	0.1	0.2	0.2	0.4
Prior service cost	0.3	0.3	0.6	0.6	(0.3)	(0.2)	(0.5)	(0.4)
Actuarial loss	0.6	0.5	1.5	1.0	0.5	0.9	1.3	1.7
Income statement impacts	2.2	1.9	4.8	3.7	1.5	2.9	3.7	5.3
DAEC curtailment loss (gain)	--	--	0.6	--	--	--	(0.3)	--
DAEC settlement gain, net	--	--	(1.6)	--	--	--	(4.1)	--
	$2.2	$1.9	$3.8	$3.7	$1.5	$2.9	($0.7)	$5.3

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

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Non-bargaining IPL employees
participating in other plans	$0.6	$0.4	($2.8)	$0.7	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.8	0.8	1.7	1.6	$0.6	$0.9	$1.2	$1.7

Included in pension benefits for non-bargaining IPL employees participating in other plans for the six months ended June 30, 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for the six months ended June 30, 2006. Refer to Notes 1(b), 3 and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2006 will be approximately $15 million and $5 million, of which $15 million and $3 million, respectively, has been contributed through June 30, 2006.

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of June 30, 2006, IPL’s minimum commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.4 billion, $87 million and $67 million, respectively. In addition, system-wide purchased power contracts of $174 million and coal contracts of $217 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(10) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2006
Operating revenues	$298.4	$46.6	$12.7	$357.7
Operating income (loss)	59.6	0.5	(0.6)	59.5
Earnings available for common stock				24.9

Three Months Ended June 30, 2005
Operating revenues	$294.3	$39.9	$15.7	$349.9
Operating income (loss)	55.1	(0.3)	0.7	55.5
Earnings available for common stock				19.9

Six Months Ended June 30, 2006
Operating revenues	$626.3	$214.0	$31.1	$871.4
Operating income	109.0	12.3	0.2	121.5
Earnings available for common stock				58.0

Six Months Ended June 30, 2005
Operating revenues	$564.1	$175.3	$32.8	$772.2
Operating income	101.3	5.5	1.6	108.4
Earnings available for common stock				38.5

(11) ASSETS AND LIABILITIES HELD FOR SALE

In January 2006, IPL completed the sale of its interest in DAEC. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale. In addition, IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s interest in DAEC and its Illinois electric and gas utility properties were not reported as discontinued operations at June 30, 2006. The components of assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$33.3	$626.7
Gas plant in service	13.1	13.0
Other plant in service	0.2	0.1
Accumulated depreciation	(17.6)	(412.6)
Net plant	29.0	227.2
Construction work in progress	--	3.6
Other, less accumulated depreciation	--	40.2
Property, plant and equipment, net	29.0	271.0
Current assets	--	13.0
Nuclear decommissioning trust funds	--	187.7
Other assets	1.2	17.9
Total assets held for sale	30.2	489.6
Liabilities held for sale:
Current liabilities	--	1.2
AROs	--	179.0
Other long-term liabilities	5.1	52.1
Total liabilities held for sale	5.1	232.3
Net assets held for sale	$25.1	$257.3

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

	(in millions)
Operating revenues:
Electric utility	$261.3	$247.0	$516.4	$476.0
Gas utility	36.9	52.4	159.6	162.3
Other	3.2	3.7	6.2	5.9

	301.4	303.1	682.2	644.2

Operating expenses:
Electric production fuel and purchased power	151.3	134.7	298.3	256.9
Cost of gas sold	18.5	34.8	103.7	109.4
Other operation and maintenance	61.3	70.0	116.7	137.5
Depreciation and amortization	26.6	27.6	53.2	54.7
Taxes other than income taxes	9.6	8.6	19.3	17.8

	267.3	275.7	591.2	576.3

Operating income	34.1	27.4	91.0	67.9

Interest expense and other:
Interest expense	12.6	10.1	24.7	18.9
Equity income from unconsolidated investments	(6.8)	(5.9)	(13.2)	(11.8)
Allowance for funds used during construction	(0.9)	(0.9)	(1.8)	(1.7)
Interest income and other	(0.3)	(0.7)	(0.5)	(0.7)

	4.6	2.6	9.2	4.7

Income before income taxes	29.5	24.8	81.8	63.2

Income taxes	11.6	9.2	31.2	23.7

Net income	17.9	15.6	50.6	39.5

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$17.0	$14.7	$48.9	$37.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,086.6	$2,047.1
Gas plant in service	323.4	319.4
Other plant in service	210.0	222.0
Accumulated depreciation	(1,066.3)	(1,054.6)

Net plant	1,553.7	1,533.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	117.1	120.2
Construction work in progress	50.9	53.0
Other, less accumulated depreciation	2.0	1.4

	1,723.7	1,708.5

Current assets:
Accounts receivable:
Customer, less allowance for doubtful accounts	131.8	167.5
Other, less allowance for doubtful accounts	33.1	40.0
Production fuel, at average cost	22.6	20.2
Materials and supplies, at average cost	19.3	18.2
Gas stored underground, at average cost	31.1	40.2
Regulatory assets	39.7	32.7
Assets held for sale	27.4	26.1
Other	61.9	65.5

	366.9	410.4

Investments:
Investment in American Transmission Company LLC	161.1	152.4
Other	22.2	44.6

	183.3	197.0

Other assets:
Regulatory assets	174.8	168.9
Deferred charges and other	162.4	182.8

	337.2	351.7

Total assets	$2,611.1	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	526.1	525.8
Retained earnings	476.5	473.7
Accumulated other comprehensive loss	(2.9)	(3.1)

Total common equity	1,065.9	1,062.6

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	298.5	364.3

	1,424.4	1,486.9

Current liabilities:
Current maturities	105.0	-
Variable rate demand bonds	-	39.1
Commercial paper	75.0	93.5
Accounts payable	68.0	122.3
Accounts payable to associated companies	45.6	29.7
Regulatory liabilities	90.9	86.2
Liabilities held for sale	2.9	2.2
Other	59.3	51.5

	446.7	424.5

Other long-term liabilities and deferred credits:
Deferred income taxes	239.2	224.8
Regulatory liabilities	172.2	191.9
Capital lease obligations - Sheboygan Falls Energy Facility	119.7	120.8
Pension and other benefit obligations	94.9	101.8
Other	114.0	116.9

	740.0	756.2

Total capitalization and liabilities	$2,611.1	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$50.6	$39.5
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	53.2	54.7
Other amortizations	16.7	18.1
Deferred tax expense and investment tax credits	14.5	2.2
Equity income from unconsolidated investments	(13.2)	(11.8)
Distributions from equity method investments	10.3	11.8
Other	(1.5)	0.5
Other changes in assets and liabilities:
Accounts receivable	42.6	19.6
Gas stored underground	9.1	13.8
Regulatory assets	(22.3)	(51.1)
Accounts payable	(25.3)	12.4
Regulatory liabilities	(12.6)	(0.3)
Benefit obligations and other	11.0	23.3

Net cash flows from operating activities	133.1	132.7

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(72.2)	(83.6)
Purchases of securities within nuclear decommissioning trusts	-	(5.6)
Sales of securities within nuclear decommissioning trusts	-	4.9
Changes in restricted cash within nuclear decommissioning trusts	23.5	0.7
Other	(14.9)	1.3

Net cash flows used for investing activities	(63.6)	(82.3)

Cash flows used for financing activities:
Common stock dividends	(46.1)	(44.5)
Preferred stock dividends	(1.7)	(1.7)
Proceeds from issuance of long-term debt	39.1	-
Reductions in long-term debt	(39.1)	-
Net change in short-term borrowings	(18.5)	(1.0)
Other	(3.2)	(2.0)

Net cash flows used for financing activities	(69.5)	(49.2)

Net increase in cash and temporary cash investments	-	1.2

Cash and temporary cash investments at beginning of period	-	0.1

Cash and temporary cash investments at end of period	$-	$1.3

Supplemental cash flows information:
Cash paid during the period for:
Interest	$23.1	$17.7

Income taxes, net of refunds	$27.2	$28.5

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$122.5

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2006 and 2005, the condensed consolidated financial position at June 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been made. Because of the seasonal nature of WPL’s operations, results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Earnings available for common stock	$17.0	$14.7	$48.9	$37.8
Other comprehensive income:
Minimum pension liability adjustment, net of tax	--	--	0.2	--
Comprehensive income	$17.0	$14.7	$49.1	$37.8

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.5	$1.4	$3.1	$2.7	$1.1	$1.1	$2.1	$2.2
Interest cost	3.3	3.0	6.6	6.1	1.3	1.6	2.7	3.1
Expected return on plan assets	(4.5)	(4.3)	(9.0)	(8.5)	(0.5)	(0.5)	(0.9)	(0.9)
Amortization of:
Transition obligation	--	--	--	--	0.1	0.3	0.4	0.6
Prior service cost	0.2	0.2	0.4	0.4	--	--	--	--
Actuarial loss	1.2	0.9	2.3	1.7	0.3	0.6	0.6	1.2
Income statement impacts	1.7	1.2	3.4	2.4	2.3	3.1	4.9	6.2
Special termination benefits	--	--	--	--	--	1.1	--	1.1
	$1.7	$1.2	$3.4	$2.4	$2.3	$4.2	$4.9	$7.3

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

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Non-bargaining WPL employees
participating in other plans	($0.1)	$0.1	$0.3	$0.2	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.5	1.0	1.1	1.5	$0.3	$0.6	$0.7	$1.1

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2006 will be $0 and approximately $6 million, respectively, of which $3 million has been contributed to the other postretirement benefits plans through June 30, 2006.

(9) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of June 30, 2006, WPL’s minimum commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $658 million, $63 million and $183 million, respectively. In addition, system-wide purchased power contracts of $174 million and coal contracts of $217 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(10) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $2 million and $19 million for the three months ended June 30, 2006 and 2005, and $7 million and $23 million for the six months ended June 30, 2006 and 2005, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2006
Operating revenues	$261.3	$36.9	$3.2	$301.4
Operating income	30.3	3.6	0.2	34.1
Earnings available for common stock				17.0

Three Months Ended June 30, 2005
Operating revenues	$247.0	$52.4	$3.7	$303.1
Operating income (loss)	25.8	2.7	(1.1)	27.4
Earnings available for common stock				14.7

Six Months Ended June 30, 2006
Operating revenues	$516.4	$159.6	$6.2	$682.2
Operating income (loss)	64.1	27.2	(0.3)	91.0
Earnings available for common stock				48.9

Six Months Ended June 30, 2005
Operating revenues	$476.0	$162.3	$5.9	$644.2
Operating income (loss)	48.2	22.8	(3.1)	67.9
Earnings available for common stock				37.8

(11) ASSETS AND LIABILITIES HELD FOR SALE

WPL has entered into an agreement to sell its Illinois utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). In July 2006, WPL completed the sale of the water utility within South Beloit for $4 million. WPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of South Beloit were not reported as discontinued operations at June 30, 2006. The components of assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$20.6	$20.3
Gas plant in service	13.2	12.7
Other plant in service	6.8	6.7
Accumulated depreciation	(14.6)	(14.2)
Net plant	26.0	25.5
Construction work in progress	1.4	0.6
Property, plant and equipment, net	27.4	26.1
Liabilities held for sale:
Long-term liabilities	2.9	2.2
Net assets held for sale	$24.5	$23.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal, state and international regulatory or governmental actions, including the impact of the Energy Policy Act of 2005 and other energy-related legislation in Congress, federal tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return in current and future rate proceedings and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact higher fuel and fuel-related prices may have on customer demand for utility services, customers’ ability to pay utility bills and Alliant Energy’s ability to collect unpaid utility bills; financial impacts of Alliant Energy’s hedging strategies; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; weather effects on results of operations; impact of weather hedges on Alliant Energy’s utility earnings; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s purchased power agreements; issues related to electric transmission, including operating in the MISO energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and legislative and regulatory issues affecting such transmission; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of increased costs through rates; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; developments that adversely impact Alliant Energy’s ability to implement its strategic plan including Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including China, Mexico and New Zealand, on a timely basis and for anticipated proceeds; the incurrence of any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; continued access to the capital markets; Alliant Energy’s ability to achieve its dividend payout ratio goal; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; volatile foreign exchange rates in New Zealand; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; the effect of accounting pronouncements issued periodically by standard-setting bodies; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation and interest rates; and factors listed in “Other Matters - Other Future Considerations” in this report and “Risk Factors” in Item 1A of the latest combined Annual Report on Form 10-K. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

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

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the second quarter were as follows (dollars in millions):

	2006		2005
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$41.9	$0.36	$34.7	$0.30
Non-regulated (Resources)	0.5	--	(41.4)	(0.35)
Alliant Energy parent and other (primarily taxes,
interest and administrative and general)	3.7	0.03	(2.0)	(0.02)
Income (loss) from continuing operations	46.1	0.39	(8.7)	(0.07)
Loss from discontinued operations	(0.7)	--	(50.0)	(0.43)
Net income (loss)	$45.4	$0.39	($58.7)	($0.50)

The higher earnings from Alliant Energy’s utility business were largely due to the impact of electric rate increases, improved recoveries of its fuel-related expenses and continued customer growth in its electric service territory. The improved results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to a pre-tax, non-cash asset valuation charge of $96 million (after-tax charge of $56 million, or $0.48 per share) recorded in the second quarter of 2005 related to Alliant Energy’s Brazil investments, which Alliant Energy sold in the first quarter of 2006. This item was partially offset by the impact of various income tax adjustments and non-operational items at Alliant Energy’s Brazil investments in the second quarter of 2005. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings/losses during the second quarter of 2006 and 2005.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview information is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Utility Generation Plan - In April 2006, WPL announced new details of its generation plan for 2006 to 2013. The plan provides for WPL to increase the size of its future base-load electric generating facility to 300 megawatts (MW) in order to achieve maximum economies of scale with the chosen technology. The facility will be located at one of two proposed sites in Wisconsin and is expected to begin commercial operation in 2012. As a result of additional planning and analysis, the cost estimates for the facility have increased from those available earlier in 2006 primarily due to escalations in construction labor and material costs. Alliant Energy continues its cost analysis and anticipates having an updated cost estimate for the facility by the end of the third quarter of 2006. Alliant Energy will also be re-evaluating the cost estimates for the clean-coal technology generation it currently anticipates adding at IPL in 2013 or 2014 and additional wind generation currently planned at WPL and IPL.

The plan currently provides for WPL to add an additional 200 MW of wind generation by 2009 (for a total of 300 MW of additional wind generation at WPL). The additional wind generation is anticipated to be sufficient enough to allow WPL to meet the future renewable portfolio standards for Wisconsin utilities enacted in March 2006. IPL’s current plan includes an additional 100 MW of wind generation by 2008. Refer to “Rates and Regulatory Matters” for additional information regarding the new Wisconsin law.

In July 2006, WPL purchased the development rights to an 80 to 100 MW wind farm project located in Wisconsin. In August 2006, WPL plans to file for approval from the PSCW to construct the wind farm and expects a decision from the PSCW in early 2007 with construction to begin in the spring of 2007. Pending regulatory approval and availability of wind turbines, WPL currently anticipates the wind farm will be in service in late 2007 or early 2008. The 80 to 100 MW will be part of the total of 300 MW of additional wind generation discussed above.

Alliant Energy currently has a purchased power agreement in place with a Calpine subsidiary for the purchase of energy and capacity from 466 MW RockGen, a simple cycle gas peaking unit, in Christiana, Wisconsin to help meet its capacity needs from 2007 through 2009. For contingency planning purposes, Alliant Energy has requested proposals for WPL’s summer peaking power supply needs for the years 2007 through 2009 if RockGen becomes unavailable as a result of the Calpine bankruptcy proceeding. In addition, Alliant Energy has also requested longer-term proposals for either a purchased power agreement or the purchase of a facility to meet the peaking power supply needs of IPL and WPL beginning in 2008. Alliant Energy has received responses from interested parties, but is awaiting additional clarity and action from the Calpine bankruptcy proceedings and FERC prior to taking any action regarding the responses.

Non-regulated Business Divestitures - Marketing efforts for the sale of Alliant Energy’s investment in Mexico have resulted in the receipt of several bids from potential buyers in April 2006. Alliant Energy is currently negotiating a sales agreement with the preferred bidder and expects to complete the divestiture of its investment in Mexico no later than September 2006. In February 2006, Alliant Energy completed the sale of its interest in three additional generating facilities in China and received net proceeds of approximately $73 million. In April 2006, Alliant Energy received the final installment payment of the $4 million purchase price for one additional generating facility in China. Alliant Energy is in the process of divesting its interest in its three remaining facilities in China and expects to complete these divestitures in the third quarter of 2006. In April 2006, Alliant Energy also completed the sale of its two gas gathering pipeline systems and received net proceeds of approximately $23 million. At June 30, 2006, the carrying value of Alliant Energy’s remaining investments in Mexico and China was approximately $70 million in total. In addition to the divestitures discussed above, Alliant Energy continues to review its options for monetizing its New Zealand investments.

Utility Business Divestitures - In July 2006, WPL completed the sale of its water utility in South Beloit, Illinois and received net proceeds of approximately $4 million.

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

									Authorized
								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	$21	7/05	N/A	11.5%	(2)
2007 retail	E/G	3/06	96	N/A	N/A	TBD	TBD	1/07	TBD	(3)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	TBD	TBD	9/06	N/A	(4)
Wholesale	E	8/04	12	12	1/05	8	1/05	N/A	N/A	(5)
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	14	11/05	N/A	10.4%
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%	(6)

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)	The 2005/2006 retail rate case is based on a test period from July 2005 to June 2006.
(3)

The amount of increase requested assumes no changes to interim fuel-related rates granted in December 2005. If the rate increase amount granted in the final order is different than the interim fuel-related rates, WPL anticipates the difference will result in changes to the initial rate increase amount requested for its 2007 retail rate case.

(4)

Fuel-related costs have decreased since interim rates were placed in effect, which could lead to final rates granted being lower than interim rates and a resulting customer refund of a portion of the interim rates collected. At June 30, 2006, WPL had recorded a $37.5 million reserve for rate refund and associated interest, based on interim rates collected to date.

(5)

In April 2006, FERC issued the final written order approving the $8 million annual rate increase included in WPL’s settlement agreement with its wholesale customers. Final rates were applied to all service rendered on and after Jan. 1, 2005. Amounts collected in excess of the final rates were refunded to customers in June 2006.

(6)	Amounts collected in excess of the final rates will be refunded to customers in the third quarter of 2006, with interest, and have been fully reserved at June 30, 2006.

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

Recent Regulatory-related Legislative Developments - In March 2006, a new law governing renewable energy and energy efficiency was enacted in Wisconsin that commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003. Utilities must increase renewable retail electric sales as a percentage of total retail electric sales by 2% above the benchmark by 2010, and by 6% above the benchmark by 2015. Utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility or renewable energy acquired under purchased power agreements. In addition, the new law requires Wisconsin utilities to allocate 1.2% of annual operating revenues to a statewide energy efficiency and renewable resource fund to be jointly administered by public utilities beginning in 2007. Refer to “Strategic Overview - Utility Generation Plan” for discussion of recent changes to WPL’s generation plan which will help WPL meet the new RPS.

Other Recent Regulatory Developments -

Sale of Water Utility in South Beloit, Illinois - In June 2006, WPL received approval from the Illinois Commerce Commission to sell its South Beloit water utility operations which sale was completed in July 2006. Refer to “Strategic Overview - Utility Business Divestitures” for additional details of the sale.

Kewaunee Decommissioning Trust Assets - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of FERC’s approval for WPL to refund the wholesale portion of the Kewaunee-related non-qualified decommissioning trust assets to WPL’s wholesale customers in the second quarter of 2006.

DAEC Sale - Refer to Notes 1(b) and 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of regulatory impacts of the gain realized from the sale of IPL’s interest in DAEC in January 2006.

MISO - In June 2006, the PSCW provided further clarification of which incremental costs incurred by WPL to participate in the MISO market are eligible to be deferred until WPL’s next base rate case with the PSCW. In May 2006, the IUB issued an order extending a temporary waiver until June 30, 2007. This waiver allows the costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

Refer to Note 9(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a FERC order issued in the second quarter of 2006 which may impact Alliant Energy’s costs related to MISO.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2006 and 2005 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree data for Alliant Energy for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$185.6	$176.5	5%	1,677	1,675	--
Commercial	126.3	120.3	5%	1,492	1,487	--
Industrial	179.8	173.1	4%	3,275	3,290	--
Total from retail customers	491.7	469.9	5%	6,444	6,452	--
Sales for resale	52.4	67.3	(22%)	1,458	1,593	(8%)
Other	15.6	4.1	280%	43	46	(7%)
Total revenues/sales	559.7	541.3	3%	7,945	8,091	(2%)
Electric production fuel and
purchased power expense	281.0	242.8	16%
Margins	$278.7	$298.5	(7%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$392.9	$364.5	8%	3,612	3,674	(2%)
Commercial	251.3	224.4	12%	2,931	2,916	1%
Industrial	357.3	313.5	14%	6,290	6,349	(1%)
Total from retail customers	1,001.5	902.4	11%	12,833	12,939	(1%)
Sales for resale	107.1	119.4	(10%)	2,709	2,836	(4%)
Other	34.1	18.3	86%	86	89	(3%)
Total revenues/sales	1,142.7	1,040.1	10%	15,628	15,864	(1%)
Electric production fuel and
purchased power expense	593.2	452.1	31%
Margins	$549.5	$588.0	(7%)

	Three and Six Months Ended June 30,
	Actual
Cooling degree days*:	2006	2005	Normal
Cedar Rapids (IPL)	84	116	101
Madison (WPL)	59	134	65

* Cooling degree days are calculated using a 70 degree base.

Electric revenues and fuel and purchased power energy costs were higher for the six-month period compared to the same period last year primarily due to increased commodity prices during the first quarter of 2006 compared to the first quarter of 2005. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs and WPL’s recent fuel-related interim rate increase, these price increases alone had little impact on electric margins. Electric margins decreased $19.8 million, or 7%, and $38.5 million, or 7%, for the three- and six-month periods, respectively, primarily due to higher purchased power capacity costs. The six-month decrease was also due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These decreases were partially offset by the impact of rate increases implemented in 2005, the net impacts of weather conditions and continued retail customer growth in Alliant Energy’s service territory. The comparison was also positively impacted by an under-recovery of fuel and purchased power costs by WPL during the second quarter and first half of 2005, including incremental purchased power costs resulting from an unplanned outage at Kewaunee and the impact of coal supply constraints from the Powder River Basin. The impact of the rate increases implemented in 2005 was partially offset by a reserve for rate refund of $19 million and $36 million recorded in the second quarter and first half of 2006, respectively, related to WPL’s pending fuel-related rate case as a result of a decrease in fuel-related costs since interim rates were placed in effect in the fourth quarter of 2005.

Alliant Energy sold its interests in its two nuclear facilities, Kewaunee and DAEC, in July 2005 and January 2006, respectively. Prior to the sale of these facilities, the operating expenses related to the facilities consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the facilities, Alliant Energy entered into purchased power agreements with the new owners of the facilities and its share of the costs associated with these facilities is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are somewhat offsetting in nature and also do not capture other benefits from the sales including, among others, the impact of the application of the sales proceeds. During the second quarter and first half of 2006, Alliant Energy incurred $48 million ($31 million at IPL and $17 million at WPL) and $90 million ($56 million at IPL and $34 million at WPL), respectively, of capacity costs related to the DAEC and Kewaunee purchased power agreements.

The increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($3)	$5	($8)	$2
Gains (losses) from weather derivatives *	4	(9)	6	(9)
Net weather impact	$1	($4)	($2)	($7)

* Recorded in “Other” revenues in the above tables.

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of electric weather derivative agreements entered into in the second quarter of 2006 to reduce the impact of weather volatility on electric margins for the period June 1, 2006 through Aug. 31, 2006.

Sales for resale revenues decreased $14.9 million and $12.3 million during the three- and six-month periods, respectively, primarily due to lower sales in the restructured wholesale energy market operated by MISO and decreases in wholesale customer sales due to milder weather conditions. These lower sales for resale revenues did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day data for Alliant Energy for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$43.3	$41.2	5%	3,196	3,311	(3%)
Commercial	25.1	21.7	16%	2,585	2,339	11%
Industrial	6.3	6.3	--	797	778	2%
Total from retail customers	74.7	69.2	8%	6,578	6,428	2%
Transportation/other	8.8	23.1	(62%)	11,739	16,346	(28%)
Total revenues/sales	83.5	92.3	(10%)	18,317	22,774	(20%)
Cost of gas sold	47.7	57.8	(17%)
Margins	$35.8	$34.5	4%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$207.8	$186.9	11%	15,752	17,605	(11%)
Commercial	118.9	98.7	20%	10,513	10,928	(4%)
Industrial	20.4	17.4	17%	2,166	2,128	2%
Total from retail customers	347.1	303.0	15%	28,431	30,661	(7%)
Transportation/other	26.5	34.6	(23%)	26,081	31,940	(18%)
Total revenues/sales	373.6	337.6	11%	54,512	62,601	(13%)
Cost of gas sold	264.0	236.9	11%
Margins	$109.6	$100.7	9%

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual			Actual
Heating degree days*:	2006	2005	Normal	2006	2005	Normal
Cedar Rapids (IPL)	598	586	695	3,641	3,830	4,169
Madison (WPL)	701	698	860	3,854	4,087	4,366

* Heating degree days are calculated using a 65 degree base.

Gas revenues and cost of gas sold were higher during the six-month period of 2006 compared to the same period last year primarily due to increased natural gas prices during the first quarter of 2006 compared to the first quarter of 2005. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $8.9 million, or 9%, for the six-month period primarily due to rate increases implemented in 2005, the net impacts of weather conditions, $2 million of improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners) and continued retail customer growth in Alliant Energy’s service territory. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period and the impact on margins from lower transportation/other sales. Transportation/other sales decreased primarily due to lower demand from natural gas-fired electric generating facilities due to milder weather conditions.

The increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($2)	($2)	($7)	($4)
Gains from weather derivatives *	--	--	6	--
Net weather impact	($2)	($2)	($1)	($4)

* Recorded in “Transportation/Other” revenues in the above tables.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Environmental engineering and site remediation	$18.6	$24.6	$37.1	$48.0
Transportation	8.3	6.8	15.5	12.5
Non-regulated Generation	6.3	8.0	12.8	13.9
WindConnect™	4.9	7.0	5.2	7.2
Other (includes eliminations)	(0.4)	0.4	3.5	0.6
	$37.7	$46.8	$74.1	$82.2

The decreased Environmental engineering and site remediation revenues for the three- and six-month periods were primarily due to the impact of revenues recognized from a large construction management project in the first and second quarters of 2005. The increased Other revenues for the six-month period were primarily due to a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy as part of the DAEC sale in January 2006.

Other Operating Expenses - Other operation and maintenance expenses for the utilities decreased $21.5 million and $46.0 million for the three- and six-month periods, respectively, primarily due to the impact of the sale of Alliant Energy’s nuclear facilities as discussed in “Utility Electric Margins.” In the second quarter and first half of 2005, Alliant Energy incurred approximately $25 million ($13 million at IPL and $12 million at WPL) and $52 million ($29 million at IPL and $23 million at WPL), respectively, of other operation and maintenance expenses related to the nuclear facilities. IPL also incurred $4 million of employee separation expenses in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. These decreases were partially offset by higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans. The six-month decrease was also due to lower transmission and distribution expenses, partially offset by higher fossil-fuel generation expenses.

Non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Environmental engineering and site remediation	$16.3	$22.7	$34.5	$43.5
Transportation	4.2	3.0	8.2	6.0
Non-regulated Generation	1.9	3.8	6.0	8.4
WindConnect™	4.9	6.8	5.9	7.5
International	0.6	3.2	3.1	5.8
Other (includes eliminations)	1.7	1.5	4.0	5.1
	$29.6	$41.0	$61.7	$76.3

The decreases in Environmental engineering and site remediation expenses for both periods were largely driven by the same factors impacting the revenue variances discussed above. The decreases in International expenses for both periods were due to litigation-related expenses incurred in the second quarter of 2005 related to Alliant Energy’s defense of its shareholder rights in its Brazil investments.

Depreciation and amortization expense decreased $16.7 million and $29.8 million during the three- and six-month periods, respectively, primarily due to lower nuclear depreciation of $11 million and $20 million, respectively, as a result of the DAEC and Kewaunee sales and the implementation of new depreciation rates at IPL effective Jan. 1, 2006. The new depreciation rates at IPL decreased depreciation expense for the three- and six-month periods by approximately $5 million and $10 million, respectively. These decreases were partially offset by the impact of property additions.

Taxes other than income taxes increased $3.8 million and $4.2 million during the three- and six-month periods, respectively, primarily due to increased property taxes at IPL.

Interest Expense and Other - Interest expense decreased $9.5 million and $13.8 million during the three-and six-month periods primarily due to Resources’ retirement of senior notes in 2006 and 2005 and the use of proceeds from the sales of Alliant Energy’s nuclear facilities to retire debt at IPL and WPL. These decreases were partially offset by $1 million and $3 million of capitalized interest in the second quarter and first half of 2005, respectively, related to the construction of the Sheboygan Falls Energy Facility (SFEF) and interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005. The comparison was also impacted by interest expense accrued in 2006 on regulatory liabilities at IPL related to the gain on the sale of DAEC and at WPL related to the reserve for rate refund associated with its pending fuel-related rate case. Refer to Note 6(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on Resources’ debt retirements and the associated losses incurred on the early extinguishment of debt during the first quarters of 2006 and 2005.

Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and a discussion of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively. The equity earnings from Alliant Energy’s Brazil investments in the second quarter of 2005 included the impact of several non-operational items including a gain of $4 million (representing Alliant Energy’s allocated portion of the total gain) realized from the sale of six small hydroelectric plants and foreign currency transaction gains of $2 million.

Alliant Energy recorded a pre-tax, non-cash valuation charge of $96 million (after-tax charge of $56 million, or $0.48 per share) during the second quarter of 2005 as a result of a decline in the fair value of its Brazil investments that was determined to be other than temporary.

Interest income and other increased $4.4 million for the six-month period primarily due to foreign currency transaction gains of $14 million in the first half of 2006 related to the impact of changes in New Zealand currency rates and higher interest income earned on proceeds from recent asset sales. This increase was partially offset by lower interest income on loans to discontinued operations and a $5 million loss realized on the sale of Alliant Energy’s Brazil investments in the first quarter of 2006. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 39.2% and 32.8% for the three- and six-month periods ended June 30, 2006, respectively. The effective income tax rates for the three and six months ended June 30, 2005 were 86.3% and (134.2%), respectively, which are not meaningful given the impact of Alliant Energy’s non-cash valuation charge related to its Brazil investments in the second quarter of 2005. Excluding the impacts of the Brazil charge, the effective income tax rates were 22.0% and 22.5% for the three- and six-month periods ended June 30, 2005. The higher effective income tax rates were primarily due to the impact of reversing approximately $8 million of deferred tax asset valuation allowances in the second quarter of 2005 related to a change in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration and a reduction in tax credits in 2006 due to the sale of Alliant Energy’s synthetic fuel processing facility in the fourth quarter of 2005. These increases were partially offset by the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa ratemaking principles and increased manufacturing production deductions. The increase for the six-month period was also partially offset by $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC.

Loss from Discontinued Operations - Refer to Note 11 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock increased $5.0 million primarily due to lower operating expenses and a lower effective tax rate, partially offset by lower electric margins.

Electric Margins - Electric margins and MWh sales for IPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$99.7	$98.3	1%	902	896	1%
Commercial	75.9	74.0	3%	941	941	--
Industrial	101.8	100.5	1%	2,008	2,037	(1%)
Total from retail customers	277.4	272.8	2%	3,851	3,874	(1%)
Sales for resale	11.4	18.6	(39%)	363	561	(35%)
Other	9.6	2.9	231%	26	27	(4%)
Total revenues/sales	298.4	294.3	1%	4,240	4,462	(5%)
Electric production fuel and
purchased power expense	129.7	108.1	20%
Margins	$168.7	$186.2	(9%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$217.4	$201.4	8%	1,958	1,985	(1%)
Commercial	154.3	136.0	13%	1,845	1,832	1%
Industrial	207.8	182.5	14%	3,888	3,998	(3%)
Total from retail customers	579.5	519.9	11%	7,691	7,815	(2%)
Sales for resale	26.3	32.1	(18%)	712	854	(17%)
Other	20.5	12.1	69%	51	51	--
Total revenues/sales	626.3	564.1	11%	8,454	8,720	(3%)
Electric production fuel and
purchased power expense	294.9	195.2	51%
Margins	$331.4	$368.9	(10%)

Electric revenues and fuel and purchased power energy costs were higher for the six-month period compared to the same period last year primarily due to increased commodity prices during the first quarter of 2006 compared to the first quarter of 2005. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs, these price increases alone had little impact on electric margins. Electric margins decreased $17.5 million, or 9%, and $37.5 million, or 10%, for the three- and six-month periods, respectively, primarily due to higher purchased power capacity costs. Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses. The six-month decrease was also due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These decreases were partially offset by the net impacts of weather conditions, higher energy conservation revenues and continued retail customer growth in IPL’s service territory. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

The increases (decreases) to IPL’s electric margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($2)	$2	($6)	$--
Gains (losses) from weather derivatives *	3	(6)	4	(6)
Net weather impact	$1	($4)	($2)	($6)

* Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for IPL’s cooling degree day data and Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of electric weather derivative agreements entered into in the second quarter of 2006 to reduce the impact of weather volatility on electric margins for the period June 1, 2006 through Aug. 31, 2006.

Sales for resale revenues decreased $7.2 million and $5.8 million during the three- and six-month periods, respectively, primarily due to lower sales in the restructured wholesale energy market operated by MISO. These lower sales for resale revenues did not have a significant impact on electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$23.9	$22.5	6%	1,597	1,726	(7%)
Commercial	14.2	11.5	23%	1,358	1,206	13%
Industrial	5.3	5.2	2%	679	649	5%
Total from retail customers	43.4	39.2	11%	3,634	3,581	1%
Transportation/other	3.2	0.7	357%	7,779	7,647	2%
Total revenues/sales	46.6	39.9	17%	11,413	11,228	2%
Cost of gas sold	29.2	23.0	27%
Margins	$17.4	$16.9	3%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$120.6	$104.5	15%	9,050	10,084	(10%)
Commercial	68.8	54.7	26%	5,940	6,118	(3%)
Industrial	15.2	12.5	22%	1,658	1,556	7%
Total from retail customers	204.6	171.7	19%	16,648	17,758	(6%)
Transportation/other	9.4	3.6	161%	16,172	15,937	1%
Total revenues/sales	214.0	175.3	22%	32,820	33,695	(3%)
Cost of gas sold	160.3	127.5	26%
Margins	$53.7	$47.8	12%

Gas revenues and cost of gas sold were higher during the six-month period of 2006 compared to the same period last year primarily due to increased natural gas prices during the first quarter of 2006 compared to the first quarter of 2005. Due to IPL’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $5.9 million, or 12%, for the six-month period primarily due to the impacts of rate increases implemented in 2005, continued retail customer growth in IPL’s service territory and the net impacts of weather conditions. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period.

The increases (decreases) to IPL’s gas margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($1)	($1)	($4)	($2)
Gains from weather derivatives *	--	--	3	--
Net weather impact	($1)	($1)	($1)	($2)

* Recorded in “Transportation/Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for IPL’s heating degree day data and “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $12.8 million and $25.1 million for the three- and six-month periods, respectively, primarily due to the impact of the sale of IPL’s nuclear facility as discussed in “Alliant Energy Results of Operations - Utility Electric Margins.” In the second quarter and first half of 2005, IPL incurred approximately $13 million and $29 million, respectively, of other operation and maintenance expenses related to DAEC. IPL also incurred $4 million of employee separation expenses in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. These decreases were partially offset by higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans and higher energy conservation and fossil-fuel generation expenses.

Depreciation and amortization expense decreased $13.6 million and $23.8 million during the three- and six-month periods, respectively, primarily due to lower nuclear depreciation of $9 million and $15 million, respectively, as a result of the DAEC sale in January 2006 and the implementation of new depreciation rates at IPL effective Jan. 1, 2006. The new depreciation rates decreased depreciation expense for the three- and six-month periods by approximately $5 million and $10 million, respectively. These decreases were partially offset by the impact of property additions.

Taxes other than income taxes increased $2.4 million and $2.5 million during the three- and six-month periods, respectively, primarily due to increased property taxes.

Interest Expense and Other - Interest expense decreased $0.2 million during both the three- and six-month periods primarily due to the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt. This decrease was substantially offset by interest expense accrued in 2006 on IPL’s regulatory liability related to the gain on the DAEC sale.

Income Taxes - The effective income tax rates were 34.9% and 27.8% for the three- and six-month periods ended June 30, 2006, respectively, compared to 40.9% and 40.5% for the same periods last year. The decreases for both periods were primarily due to changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa ratemaking principles and increased manufacturing production deductions. The decrease for the six-month period was also impacted by $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC.

WPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock increased $2.3 million primarily due to lower operating expenses, partially offset by higher interest expense and lower electric margins.

Electric Margins - Electric margins and MWh sales for WPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$85.9	$78.2	10%	775	779	(1%)
Commercial	50.4	46.3	9%	551	546	1%
Industrial	78.0	72.6	7%	1,267	1,253	1%
Total from retail customers	214.3	197.1	9%	2,593	2,578	1%
Sales for resale	41.0	48.7	(16%)	1,095	1,032	6%
Other	6.0	1.2	400%	17	19	(11%)
Total revenues/sales	261.3	247.0	6%	3,705	3,629	2%
Electric production fuel and
purchased power expense	151.3	134.7	12%
Margins	$110.0	$112.3	(2%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$175.5	$163.1	8%	1,654	1,689	(2%)
Commercial	97.0	88.4	10%	1,086	1,084	--
Industrial	149.5	131.0	14%	2,402	2,351	2%
Total from retail customers	422.0	382.5	10%	5,142	5,124	--
Sales for resale	80.8	87.3	(7%)	1,997	1,982	1%
Other	13.6	6.2	119%	35	38	(8%)
Total revenues/sales	516.4	476.0	8%	7,174	7,144	--
Electric production fuel and
purchased power expense	298.3	256.9	16%
Margins	$218.1	$219.1	--

Electric revenues and fuel and purchased power energy costs were higher for the six-month period compared to the same period last year primarily due to increased commodity prices during the first quarter of 2006 compared to the first quarter of 2005. Due to WPL’s recent fuel-related interim rate increase, these price increases alone had little impact on electric margins. Electric margins decreased $2.3 million, or 2%, and $1.0 million, for the three-and six month periods, respectively, primarily due to higher purchased power capacity costs. Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses. The six-month decrease was also due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period. These decreases were partially offset by the impacts of rate increases implemented in 2005 and continued retail customer growth in WPL’s service territory. The comparison was also positively impacted by an under-recovery of fuel and purchased power energy costs by WPL during the second quarter and first half of 2005, including incremental purchased power costs resulting from an unplanned outage at Kewaunee and the impact of coal supply constraints from the Powder River Basin. The impact of the rate increases implemented in 2005 was partially offset by a reserve for rate refund of $19 million and $36 million recorded in the second quarter and first half of 2006, respectively, related to WPL’s pending fuel-related rate case as a result of a decrease in fuel-related costs since interim rates were placed in effect in the fourth quarter of 2005.

The increases (decreases) to WPL’s electric margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($1)	$3	($2)	$2
Gains (losses) from weather derivatives *	1	(3)	2	(3)
Net weather impact	$--	$--	$--	($1)

* Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for WPL’s cooling degree day data and Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of electric weather derivative agreements entered into in the second quarter of 2006 to reduce the impact of weather volatility on electric margins for the period June 1, 2006 through Aug. 31, 2006.

Sales for resale revenues decreased $7.7 million and $6.5 million during the three- and six-month periods, respectively, primarily due to lower sales in the restructured wholesale energy market operated by MISO and decreases in wholesale customer sales due to milder weather conditions. The lower sales for resale revenues did not have a significant impact on electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three and six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$19.4	$18.7	4%	1,599	1,585	1%
Commercial	10.9	10.2	7%	1,227	1,133	8%
Industrial	1.0	1.1	(9%)	118	129	(9%)
Total from retail customers	31.3	30.0	4%	2,944	2,847	3%
Transportation/other	5.6	22.4	(75%)	3,960	8,699	(54%)
Total revenues/sales	36.9	52.4	(30%)	6,904	11,546	(40%)
Cost of gas sold	18.5	34.8	(47%)
Margins	$18.4	$17.6	5%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2006	2005	Change	2006	2005	Change
Residential	$87.2	$82.4	6%	6,702	7,521	(11%)
Commercial	50.1	44.0	14%	4,573	4,810	(5%)
Industrial	5.2	4.9	6%	508	572	(11%)
Total from retail customers	142.5	131.3	9%	11,783	12,903	(9%)
Transportation/other	17.1	31.0	(45%)	9,909	16,003	(38%)
Total revenues/sales	159.6	162.3	(2%)	21,692	28,906	(25%)
Cost of gas sold	103.7	109.4	(5%)
Margins	$55.9	$52.9	6%

Gas margins increased $3.0 million, or 6%, for the six-month period primarily due to $2 million of improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners), the net impacts of weather conditions and continued retail customer growth in WPL’s service territory. These increases were partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period and the impact on margins from lower transportation/other sales. Transportation/other sales decreased for the three- and six-month periods primarily due to lower demand from natural gas-fired electric generating facilities due to milder weather conditions.

The increases (decreases) to WPL’s gas margins from the net impacts of weather for the three- and six-months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($1)	($1)	($3)	($2)
Gains from weather derivatives *	--	--	3	--
Net weather impact	($1)	($1)	$--	($2)

* Recorded in “Transportation/Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for WPL’s heating degree day data and “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operating Expenses - Other operation and maintenance expenses decreased $8.7 million and $20.8 million for the three- and six-month periods, respectively, primarily due to the impact of the sale of WPL’s nuclear facility as discussed in “Alliant Energy Results of Operations - Utility Electric Margins.” In the second quarter and first half of 2005, WPL incurred approximately $12 million and $23 million, respectively, of other operation and maintenance expenses related to Kewaunee. These decreases were partially offset by higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans. The six-month decrease was also due to lower transmission and distribution expenses.

Depreciation and amortization expense decreased $1.0 million and $1.5 million during the three- and six-month periods, respectively, primarily due to lower nuclear depreciation of $2 million and $5 million, respectively, as a result of the Kewaunee sale, partially offset by property additions including SFEF.

Interest Expense and Other - Interest expense increased $2.5 million and $5.8 million for the three- and six-month periods, respectively, primarily due to affiliated interest expense associated with the SFEF capital lease WPL entered into in the second quarter of 2005 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s pending fuel-related rate case. These increases were partially offset by lower average borrowings primarily due to the use of proceeds from the Kewaunee sale in the third quarter of 2005 to retire debt.

Income Taxes - The effective income tax rates were 39.3% and 38.1% for the three- and six-month periods ended June 30, 2006, respectively, compared with 37.1% and 37.5% for the same periods last year. These increases were primarily due to the impact of the federal research and development tax credit expiring on Dec. 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Cash and Temporary Cash Investments - At June 30, 2006, Alliant Energy and its subsidiaries had $141 million of cash and temporary cash investments.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2006	2005	2006	2005	2006	2005
Operating activities	$223.1	$368.7	$128.1	$234.3	$133.1	$132.7
Investing activities	444.5	(226.5)	242.9	(172.5)	(63.6)	(82.3)
Financing activities	(731.9)	(104.0)	(371.7)	(61.1)	(69.5)	(49.2)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities decreased $146 million primarily due to higher pension plan contributions, higher income tax payments and changes in working capital caused largely by the timing of vendor payments and changes in the level of accounts receivable sales. These decreases were partially offset by the impact of fuel-related rate recoveries at WPL. IPL’s cash flows from operating activities decreased $106 million primarily due to higher pension plan contributions, higher income tax payments and changes in the level of accounts receivable sales. WPL’s cash flows from operating activities were flat as changes in working capital caused largely by the timing of vendor payments were offset by the impact of fuel-related rate recoveries.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of recent changes to IPL’s sale of accounts receivable program.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities increased $671 million primarily due to higher proceeds received from asset sales and lower construction expenditures. IPL’s cash flows from investing activities increased $415 million primarily due to proceeds from the sale of its interest in DAEC and lower construction expenditures. WPL’s cash flows used for investing activities decreased $19 million primarily due to lower construction expenditures.

Construction and Acquisition Expenditures - Alliant Energy currently anticipates construction and acquisition expenditures for 2006 of $450 million reflecting a $25 million decrease in estimates provided earlier in 2006 primarily due to lower expenditures for new generating facilities in 2006.

Proceeds from Asset Sales - In the first half of 2006, Alliant Energy’s asset divesture activities included IPL’s sale of its interest in DAEC and Alliant Energy’s sale of its Brazil investments, four generating facilities in China and two gas gathering pipeline systems. Proceeds from asset divestitures have been used primarily for debt reduction and general corporate purposes. Alliant Energy expects to use proceeds from anticipated divestitures of non-regulated businesses to help fund its stock repurchase program discussed in more detail in “Common Stock Repurchase Program.”

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities increased $628 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums, and IPL’s retirement of a capital lease obligation. IPL’s cash flows used for financing activities increased $311 million primarily due to changes in the amount of short-term debt issued and retired, higher common stock dividends and the retirement of a capital lease obligation. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the proceeds. WPL’s cash flows used for financing activities increased $20 million primarily due to changes in the amount of debt issued and retired.

State Regulatory Agency Financing Authorizations - In April 2006, WPL’s PSCW authorization for short-term borrowings declined from $250 million to $195 million upon completion of the refinancing of its variable rate demand bonds. In July 2006, the PSCW authorized an increase in WPL’s maximum short-term borrowing capacity from $195 million to $250 million.

Shelf Registrations - As of June 30, 2006, Alliant Energy, IPL and WPL had $208 million, $35 million and $50 million remaining available under their respective shelf registration statements.

Common Stock Issuances - In the first half of 2006, Alliant Energy issued approximately $13 million of additional common stock, primarily under its equity plans for employees.

Common Stock Repurchase Program - In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock by the end of 2007. Repurchases may be made from time-to-time on the open market, in privately-negotiated transactions and/or through accelerated share repurchases. The share repurchase plan is expected to be funded from available cash balances and proceeds from anticipated divestitures of non-regulated businesses.

Short- and Long-term Debt - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on short- and long-term debt.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant related to debt-to-capital ratios as follows:

	Covenant Requirement	Status at June 30, 2006
Alliant Energy	Less than 65%	38%
IPL	Less than 58%	44%
WPL	Less than 58%	37%

Credit Ratings - In May 2006, Moody’s Investors Service upgraded the ratings of IPL’s senior unsecured long-term debt to A3 from Baa1 and Resources’ senior unsecured long-term debt to Baa1 from Baa2.

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

Commodity Price Risk - Current and forecasted prices of electric and natural gas commodities decreased significantly during the first half of 2006 partially due to milder weather, which impacted demand for electric and natural gas commodities during such period. Also contributing to the decreases were higher natural gas storage levels relative to historical averages. The decreases in the cost of electric and natural gas commodities are not expected to have a significant impact on IPL’s electric and gas margins or WPL’s gas margins under their current rate making structures. However, WPL’s electric margins are subject to volatility with changes in commodity prices due largely to the retail recovery mechanisms in place in Wisconsin for fuel-related costs. Alliant Energy and WPL are unable to determine the anticipated impact of these decreases in commodity prices on their future electric margins given the uncertainty of how future costs will correlate with the retail electric rates in place and the outcome of pending fuel-related rate cases. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Rates and Regulatory Matters” for further discussion of the reserve for rate refund recorded by WPL in the first half of 2006 related to a pending fuel-related rate case.

Currency Exchange Rate Risk - At June 30, 2006, Alliant Energy had currency exchange risk associated with $104 million of intercompany receivables at its wholly-owned New Zealand subsidiary associated with the repatriation of proceeds from its issuance of redeemable preference shares (classified as long-term debt) in the third quarter of 2005. For the second quarter and first half of 2006, Alliant Energy recorded pre-tax income of $1.1 million and $11.8 million, respectively, related to foreign currency transaction gains on such receivables as a result of decreases in the New Zealand foreign exchange rates. Based on the receivables balance and currency rates at June 30, 2006, a 10% change in the currency rates would result in a $10 million pre-tax increase/decrease in net income.

In May 2006, Alliant Energy entered into a foreign exchange collar to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collar has a notional amount of $175 million New Zealand dollars and expires in December 2006. In the second quarter of 2006, Alliant Energy recorded pre-tax income of $1.9 million related to changes in the fair value of such foreign exchange collar as a result of decreases in the New Zealand foreign exchange rates. Based on the terms of the foreign exchange collar and the currency rates at June 30, 2006, a 10% change in currency rates would result in a $10 million pre-tax increase/decrease in net income.

New Accounting Pronouncement - Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of FIN 48.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended June 30, 2006 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting. During the third quarter of 2006, management plans to complete the implementation of federal and state tax provision software that will automate tax provisions and improve the efficiency of preparing the supporting documentation and reports for federal and state income tax balances.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2005. No material change to such risk factors has occurred during the six months ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2006 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Plan (2)	Under the Plan (1)
April 1 to April 30	305	$31.97	--	N/A
May 1 to May 31	2,625	33.64	--	N/A
June 1 to June 30	4,702	34.54	--	N/A
Total	7,632	34.13	--	N/A

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

(2)	In August 2006, Alliant Energy announced its Board of Directors approved a plan to repurchase up to $200 million of its common stock. This authorization expires on Dec. 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY - At Alliant Energy’s annual meeting of shareowners held on May 12, 2006, the following individuals were elected as directors of Alliant Energy with terms expiring in 2009:

Name of Nominee	Votes For	Votes Withheld
Ann K. Newhall	98,043,861	2,523,279
Dean C. Oestreich	98,068,683	2,498,457
Carol P. Sanders	97,955,165	2,611,975

The following are the other directors of Alliant Energy whose terms of office continued after the 2006 annual meeting: Michael L. Bennett, David A. Perdue and Judith D. Pyle, with terms expiring in 2007; and William D. Harvey, Singleton B. McAllister and Anthony R. Weiler, with terms expiring in 2008. Effective as of the date of the annual meeting, Robert W. Schlutz retired.

Also at Alliant Energy’s annual meeting of shareowners held on May 12, 2006, the following matters were submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Approval of Alliant Energy’s amended and restated EIP	71,538,555	8,049,189	2,554,503	--
Ratification of the appointment of Deloitte & Touche
LLP as Alliant Energy’s independent registered
public accounting firm for 2006	98,804,709	1,075,720	686,711	--

IPL - At IPL’s annual meeting of shareowners held on May 15, 2006, Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders were elected as directors of IPL with terms expiring in 2009. Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IPL whose terms of office continued after the 2006 annual meeting: Michael L. Bennett, David A. Perdue and Judith D. Pyle, with terms expiring in 2007; and William D. Harvey, Singleton B. McAllister and Anthony R. Weiler, with terms expiring in 2008. Effective as of the date of the annual meeting, Robert W. Schlutz retired.

WPL - At WPL’s annual meeting of shareowners held on May 24, 2006, the following individuals were elected as directors of WPL with terms expiring in 2009:

Name of Nominee	Votes For	Votes Withheld
Ann K. Newhall	13,500,272	1,650
Dean C. Oestreich	13,500,525	1,397
Carol P. Sanders	13,499,735	2,187

The following are the other directors of WPL whose terms of office continued after the 2006 annual meeting: Michael L. Bennett, David A. Perdue and Judith D. Pyle, with terms expiring in 2007; and William D. Harvey, Singleton B. McAllister and Anthony R. Weiler, with terms expiring in 2008. Effective as of the date of the annual meeting, Robert W. Schlutz retired.

Also at WPL’s annual meeting of shareowners held on May 24, 2006, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Deloitte & Touche
LLP as WPL’s independent registered public
accounting firm for 2006	13,498,915	505	2,502	--

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

4.1	Indenture supplemental dated May 5, 2006 to the Indenture of Mortgage and Deed of Trust, dated as of Aug. 1, 1940, between IPL and J.P. Morgan Trust Company, N.A., as Trustee
10.1	Alliant Energy Amended and Restated EIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of August 2006.

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