Form 10-Q
period 2006-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2006-11-03
CIK 352541, 52485, 107832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of October 31, 2006:

Alliant Energy Corporation	Common stock, $0.01 par value, 116,091,255 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$747.7	$709.5	$1,890.4	$1,749.6
Gas	68.0	89.2	441.6	426.8
Other	15.9	18.3	53.2	57.0
Non-regulated	58.8	57.2	132.9	139.4

	890.4	874.2	2,518.1	2,372.8

Operating expenses:
Utility:
Electric production fuel and purchased power	400.4	307.8	993.6	759.9
Cost of gas sold	36.3	60.1	300.3	297.0
Other operation and maintenance	144.7	150.9	450.4	502.6
Non-regulated operation and maintenance	47.6	50.3	109.3	126.6
Depreciation and amortization	64.4	80.4	195.9	241.7
Taxes other than income taxes	26.5	25.4	80.4	75.1

	719.9	674.9	2,129.9	2,002.9

Operating income	170.5	199.3	388.2	369.9

Interest expense and other:
Interest expense	33.2	44.2	107.6	132.4
Loss on early extinguishment of debt	-	29.1	90.8	45.1
Equity income from unconsolidated investments	(12.3)	(15.0)	(35.4)	(33.6)
Asset valuation charges - Brazil investments	-	39.9	-	136.1
Allowance for funds used during construction	(2.4)	(2.8)	(7.0)	(8.2)
Preferred dividend requirements of subsidiaries	4.6	4.6	14.0	14.0
Interest income and other	9.7	(10.2)	(12.2)	(27.7)

	32.8	89.8	157.8	258.1

Income from continuing operations before income taxes	137.7	109.5	230.4	111.8

Income tax expense (benefit)	49.9	9.9	83.4	(5.8)

Income from continuing operations	87.8	99.6	147.0	117.6

Income (loss) from discontinued operations, net of tax	(9.0)	12.9	(24.4)	(61.4)

Net income	$78.8	$112.5	$122.6	$56.2

Average number of common shares outstanding (basic) (000s)	117,110	116,639	117,151	116,318

Earnings per average common share (basic):
Income from continuing operations	$0.75	$0.85	$1.26	$1.01
Income (loss) from discontinued operations	(0.08)	0.11	(0.21)	(0.53)

Net income	$0.67	$0.96	$1.05	$0.48

Average number of common shares outstanding (diluted) (000s)	117,498	117,034	117,526	116,678

Earnings per average common share (diluted):
Income from continuing operations	$0.75	$0.85	$1.25	$1.01
Income (loss) from discontinued operations	(0.08)	0.11	(0.21)	(0.53)

Net income	$0.67	$0.96	$1.04	$0.48

Dividends declared per common share	$0.2875	$0.2625	$0.8625	$0.7875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,036.4	$5,887.3
Gas plant in service	694.3	679.9
Other plant in service	505.2	508.5
Accumulated depreciation	(2,865.8)	(2,741.7)

Net plant	4,370.1	4,334.0
Construction work in progress	138.1	134.3
Other, less accumulated depreciation (accum. depr.)	6.5	3.2

Total utility	4,514.7	4,471.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	274.2	280.6
Other non-regulated investments, less accum. depr.	69.8	60.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	43.9	53.5

Total non-regulated and other	387.9	394.7

	4,902.6	4,866.2

Current assets:
Cash and temporary cash investments	119.9	205.3
Restricted cash	13.0	19.4
Accounts receivable:
Customer, less allowance for doubtful accounts	153.4	171.8
Unbilled utility revenues	101.7	143.7
Other, less allowance for doubtful accounts	79.9	70.5
Production fuel, at average cost	70.6	55.7
Materials and supplies, at average cost	42.4	38.0
Gas stored underground, at average cost	67.7	92.1
Regulatory assets	116.5	86.3
Deferred income taxes	117.3	12.2
Assets held for sale	167.2	802.6
Other	70.6	85.8

	1,120.2	1,783.4

Investments:
Investments in unconsolidated foreign entities	119.2	188.6
Investment in American Transmission Company LLC	165.1	152.4
Other	61.3	89.1

	345.6	430.1

Other assets:
Regulatory assets	308.7	349.2
Deferred charges and other	276.0	304.2

	584.7	653.4

Total assets	$6,953.1	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 116,079,855 and 117,035,793 shares	$1.2	$1.2
Additional paid-in capital	1,740.6	1,788.7
Retained earnings	763.7	742.3
Accumulated other comprehensive loss	(19.5)	(84.6)
Shares in deferred compensation trust - 273,352 and 258,214 shares
at an average cost of $28.01 and $27.41 per share	(7.7)	(7.1)

Total common equity	2,478.3	2,440.5

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,482.7	1,914.8

	4,204.8	4,599.1

Current liabilities:
Current maturities	256.2	151.7
Variable rate demand bonds	-	39.1
Commercial paper	106.3	263.0
Capital lease obligations	0.2	40.5
Accounts payable	249.2	355.3
Regulatory liabilities	108.7	96.2
Accrued interest	26.7	47.4
Accrued taxes	93.7	115.1
Liabilities held for sale	56.3	328.2
Other	198.5	143.8

	1,095.8	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	684.9	529.3
Regulatory liabilities	583.3	548.2
Pension and other benefit obligations	182.2	256.7
Other	197.3	215.0

	1,647.7	1,549.2

Minority interest	4.8	4.5

Total capitalization and liabilities	$6,953.1	$7,733.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2006	2005

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income	$122.6	$56.2
Adjustments to reconcile net income to net cash flows from operating activities:
Loss from discontinued operations, net of tax	24.4	61.4
Distributions from discontinued operations	-	33.9
Depreciation and amortization	195.9	241.7
Other amortizations	33.2	44.0
Deferred tax expense (benefit) and investment tax credits	78.7	(36.9)
Equity income from unconsolidated investments, net	(35.4)	(33.6)
Distributions from equity method investments	22.5	23.5
Loss on early extinguishment of debt	90.8	45.1
Non-cash valuation charges	1.0	139.5
Other	(16.9)	(12.5)
Other changes in assets and liabilities:
Accounts receivable	52.9	17.5
Gas stored underground	24.4	(12.3)
Regulatory assets	(46.1)	(88.4)
Derivative assets	18.5	(33.2)
Accounts payable	(105.9)	21.1
Accrued taxes	(90.8)	2.8
Regulatory liabilities	(20.1)	27.1
Derivative liabilities	74.5	27.3
Benefit obligations and other	(79.2)	(14.0)

Net cash flows from operating activities	345.0	510.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(239.5)	(305.7)
Non-regulated businesses and other	(24.1)	(57.1)
Proceeds from asset sales	599.4	121.5
Purchases of securities within nuclear decommissioning trusts	(3.5)	(79.3)
Sales of securities within nuclear decommissioning trusts	51.7	146.2
Changes in restricted cash within nuclear decommissioning trusts	(19.0)	(17.0)
Other	2.5	2.5

Net cash flows from (used for) investing activities	367.5	(188.9)

Cash flows used for financing activities:
Common stock dividends	(101.2)	(91.3)
Repurchase of common stock	(105.1)	-
Proceeds from issuance of common stock	48.2	24.0
Proceeds from issuance of long-term debt	39.1	255.8
Reductions in long-term debt	(402.2)	(492.3)
Net change in short-term borrowings	(156.7)	(15.0)
Debt repayment premiums	(83.0)	(41.9)
Principal payments under capital lease obligations	(40.2)	(9.3)
Net change in loans with discontinued operations	(10.5)	(12.1)
Other	13.7	(1.6)

Net cash flows used for financing activities	(797.9)	(383.7)

Net decrease in cash and temporary cash investments	(85.4)	(62.4)
Cash and temporary cash investments at beginning of period	205.3	202.4

Cash and temporary cash investments at end of period	$119.9	$140.0

Discontinued Operations:
Net cash flows from (used for) operating activities	($12.0)	$12.7
Net cash flows used for investing activities	(2.8)	(6.1)
Net cash flows from (used for) financing activities	8.4	(23.9)

Net decrease in cash and temporary cash investments	(6.4)	(17.3)
Cash and temporary cash investments classified as held for sale at beginning of period	10.7	62.2

Cash and temporary cash investments classified as held for sale at end of period	$4.3	$44.9

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2006 and 2005, the condensed consolidated financial position at Sep. 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2006 and 2005 have been made. Because of the seasonal nature of Alliant Energy’s utility operations, results for the three and nine months ended Sep. 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities -

Duane Arnold Energy Center (DAEC) Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the Iowa Utilities Board (IUB) order approving the sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability will be used to offset allowance for funds used during construction for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. At Sep. 30, 2006, the regulatory liability related to the gain on the sale, including accrued interest, was $64.9 million and is reflected in “Other long-term liabilities and deferred credits - regulatory liabilities” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. IPL also recognized changes in certain tax-related regulatory assets due to the tax impacts of the DAEC sale, which resulted in a $30.0 million reduction in “Other assets - regulatory assets” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets for the nine months ended Sep. 30, 2006. Refer to Notes 3, 5(a) and 13 for additional information regarding the DAEC sale.

Fuel Cost Recovery - In 2005, WPL filed for a fuel-related rate increase of $96 million with the Public Service Commission of Wisconsin (PSCW) and an interim increase of such amount was granted and effective in the fourth quarter of 2005. Fuel-related costs decreased during the nine months ended Sep. 30, 2006 and were lower than the cost estimates used to set interim rates. These decreases in fuel-related costs resulted in a final rate increase of $54 million granted in September 2006. At Sep. 30, 2006, WPL had recorded a $36.6 million reserve for rate refund and associated interest, based on the difference between final rates and interim rates collected to date, which is reflected as a liability in “Current liabilities - regulatory liabilities” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets. WPL refunded this amount to customers in the fourth quarter of 2006.

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

Coal Delivery Disruptions - WPL received approval from the PSCW to defer, beginning Aug. 3, 2005, the retail portion of incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions. In September 2006, the PSCW approved recovery of $20 million of these deferred costs by including them as a component of the fuel-related costs used to determine final rates in WPL’s fuel-related rate case discussed in “Fuel Cost Recovery” above. As a result of the PSCW decision, the $20 million of previously deferred costs were recorded in “Electric production fuel and purchased power” on Alliant Energy’s and WPL’s Condensed Consolidated Statements of Income in the third quarter of 2006. At Dec. 31, 2005, these deferred costs totaled $12.3 million and are reflected in “Other assets - regulatory assets” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

Derivatives - Refer to Note 9(a) for information regarding changes in IPL’s and WPL’s regulatory assets and liabilities during the nine months ended Sep. 30, 2006 due to changes in the fair value of their respective derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months
	2006	2005	2006	2005
Weighted average common shares outstanding:
Basic EPS calculation	117,110	116,639	117,151	116,318
Effect of dilutive securities	388	395	375	360
Diluted EPS calculation	117,498	117,034	117,526	116,678

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price for the three and nine months ended Sep. 30:

	Three Months		Nine Months
	2006	2005	2006	2005
Options to purchase shares of common stock	--	1,369,303	--	2,460,001
Weighted average exercise price of options excluded	$--	$30.87	$--	$29.73

(d) Property, Plant and Equipment - Effective Jan. 1, 2006, IPL implemented new depreciation rates as a result of a recently completed depreciation study. IPL’s average rates of depreciation for the three and nine months ended Sep. 30, 2006 were 2.8% and 2.7%, respectively, for electric properties and 2.9% for both periods for gas properties. IPL’s average rates of depreciation for the three and nine months ended Sep. 30, 2005 were 3.5% for both periods for electric properties and 2.7% and 2.6%, respectively, for gas properties.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Interest income:
From loans to discontinued operations	($1.4)	($4.4)	($6.3)	($15.7)
Other	(3.1)	(4.2)	(11.1)	(10.0)
Currency transaction losses (gains), net	14.1	(1.4)	0.3	(1.8)
Loss on sale of Brazil investments	--	--	4.8	--
Other	0.1	(0.2)	0.1	(0.2)
	$9.7	($10.2)	($12.2)	($27.7)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	2006	2005
Cash paid during the period for:
Interest, net of capitalized interest	$124.4	$143.4
Income taxes, net of refunds	89.3	24.7
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	13.7	--
Capital lease obligations incurred	--	4.1

(f) New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, respectively, on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax, or through a regulatory asset. Alliant Energy is required to initially recognize the funded status of its defined benefit postretirement plans and provide the required disclosures per SFAS 158 for the year ending Dec. 31, 2006. Alliant Energy is evaluating the implications of SFAS 158 on its financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Alliant Energy is required to adopt SFAS 157 on Jan. 1, 2008 and is evaluating the implications of SFAS 157 on its financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Alliant Energy will adopt SAB 108 for the year ending Dec. 31, 2006 and does not anticipate that impacts will be material on its financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Alliant Energy is required to adopt FIN 48 on Jan. 1, 2007 and is evaluating the implications of FIN 48 on its financial condition and results of operations.

Refer to Note 5(b) for discussion of SFAS 123(R), “Share-Based Payment,” and historical pro forma impacts of share-based compensation expense on net income.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Net income	$78.8	$112.5	$122.6	$56.2
Unrealized holding gains (losses) on securities, net of tax	--	2.9	(0.4)	3.0
Less: reclassification adjustment for losses
included in net income, net of tax	--	(0.1)	--	(0.4)
Net unrealized gains (losses) on securities	--	3.0	(0.4)	3.4
Foreign currency translation adjustments, net of tax	2.7	30.6	0.6	1.4
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	0.1	1.6	(51.7)	1.6
Net foreign currency translation adjustments	2.6	29.0	52.3	(0.2)
Minimum pension liability adjustments, net of tax	--	--	13.0	--
Unrealized holding gains (losses) on qualifying
derivatives, net of tax	(0.2)	0.3	--	0.9
Less: reclassification adjustment for losses
included in net income, net of tax	--	(0.3)	(0.2)	(0.3)
Net unrealized gains (losses) on qualifying derivatives	(0.2)	0.6	0.2	1.2
Other comprehensive income	2.4	32.6	65.1	4.4
Comprehensive income	$81.2	$145.1	$187.7	$60.6

(3) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility rate making and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the nine months ended Sep. 30, 2006 included $7 million of income tax benefits recorded in the first quarter of 2006 related to the sale of IPL’s interest in DAEC.

These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits and the reversal of excess deferred taxes related to DAEC property, plant and equipment. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b), 5(a) and 13 for further discussion of the DAEC sale. The provision for income taxes for earnings from continuing operations for the three and nine months ended Sep. 30, 2005 included the reversal of $6 million and $14 million, respectively, of deferred tax asset valuation allowances originally recorded in 2004 related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration.

During the nine months ended Sep. 30, 2006, Alliant Energy reclassified $113 million of deferred tax assets from “Other long-term liabilities and deferred credits - deferred income taxes” to “Current assets - deferred income taxes.” The deferred tax assets included in “Current assets - deferred income taxes” represent the amount of deferred tax benefits from tax carryforwards related to capital losses and net operating losses that Alliant Energy anticipates it will utilize within the next 12 months.

(4) SALES OF ACCOUNTS RECEIVABLE

In October 2006, IPL extended its utility customer accounts receivable sale program agreement through March 2007. In September 2006, IPL revised the maximum amount of receivables it can sell under the agreement to $150 million. At both Sep. 30, 2006 and Dec. 31, 2005, IPL had sold $100 million of utility customer accounts receivable.

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$5.3	$5.1	$16.9	$15.2	$2.5	$3.1	$7.8	$9.5
Interest cost	12.4	11.8	37.4	35.5	3.4	4.0	10.5	12.0
Expected return on plan assets	(14.4)	(13.7)	(43.3)	(41.0)	(1.9)	(1.8)	(5.6)	(5.3)
Amortization of:
Transition obligation (asset)	--	--	(0.1)	(0.2)	0.3	0.5	1.0	1.5
Prior service cost	0.8	0.9	2.4	2.7	(0.5)	(0.3)	(1.3)	(0.8)
Actuarial loss	3.0	2.2	9.3	6.6	1.0	1.7	3.2	4.9
Income statement impacts	7.1	6.3	22.6	18.8	4.8	7.2	15.6	21.8
DAEC curtailment loss (gain)	--	--	0.7	--	--	--	(0.3)	--
DAEC settlement gain, net	--	--	(5.4)	--	--	--	(4.1)	--
Special termination benefits	--	(0.1)	--	0.4	--	(0.1)	--	1.1
	$7.1	$6.2	$17.9	$19.2	$4.8	$7.1	$11.2	$22.9

The impacts of the DAEC curtailment and settlement for the nine-month periods in the above table resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and IPL transferring certain pension assets to FPL Energy in connection with the DAEC sale in January 2006. The DAEC curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net DAEC settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the DAEC curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations for the three and nine months ended Sep. 30, 2006. Refer to Notes 1(b), 3 and 13 for further discussion of the DAEC sale.

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

Alliant Energy estimates that funding requirements for the pension and other postretirement benefits plans for 2006 will be approximately $80 million and $12 million, of which $78 million and $8 million, respectively, have been contributed through Sep. 30, 2006.

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

Alliant Energy has an Amended and Restated 2002 Equity Incentive Plan (EIP) that permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Sep. 30, 2006, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At Sep. 30, 2006, approximately 3.2 million shares remained available for grants under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

For the three and nine months ended Sep. 30, 2006, Alliant Energy recognized $2.2 million and $10.7 million of share-based compensation expense related to grants under the EIP and $0.8 million and $4.0 million of related income tax benefits, respectively. As of Sep. 30, 2006, total unrecognized compensation cost related to all share-based compensation awards was $10.0 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are modified by a performance multiplier, which ranges from zero to two based on the performance criteria. Alliant Energy anticipates all future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards at Sep. 30, 2006. A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2006	2005
	Shares *	Shares *
Nonvested shares at Jan. 1	380,168	407,680
Granted	122,166	115,604
Vested	(133,552)	--
Forfeited	(91,252)	(131,994)
Nonvested shares at Sep. 30	277,530	391,290

* Share amounts represent the target number of performance shares. The actual number of shares paid out, if vested, is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Sep. 30, 2006, by year of grant, was as follows:

	2006	2005	2004
Nonvested performance shares	89,879	83,577	104,074
Fair values of each nonvested performance share	$50.42	$48.82	$57.74

At Sep. 30, 2006, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend payments prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2006, Alliant Energy paid out $6.5 million in a combination of cash and stock related to the performance shares granted in 2003. Alliant Energy did not make any payments related to performance shares during 2005.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from three to five years. Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	166,624	$27.11	77,285	$25.55
Granted	45,375	29.90	103,682	28.14
Vested	(24,038)	26.40	(11,868)	26.18
Forfeited	(3,125)	27.59	(500)	25.41
Nonvested shares at Sep. 30	184,836	27.88	168,599	27.10

The weighted average fair value of time-based restricted stock granted during the three months ended Sep. 30, 2006 and 2005 was $35.06 and $28.72, respectively.

Performance-contingent restricted stock - Payouts of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified EPS growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	70,489	$28.04	--	$--
Granted during first quarter	79,074	28.19	74,723	28.04
Forfeited	--	--	(4,234)	28.04
Nonvested shares at Sep. 30	149,563	28.12	70,489	28.04

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested are forfeited if participants leave Alliant Energy for reasons other than retirement, death or disability, and their vested options expire three months after their departure. Alliant Energy has not granted any options since 2004. The fair value of stock options on the date of grant was based on the Black-Scholes pricing model. A summary of the stock option activity for the nine months ended Sep. 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in millions)
Outstanding at Jan. 1, 2006	3,663,813	$27.08
Exercised	(1,806,183)	26.34
Expired	(41,650)	30.75
Outstanding at Sep. 30, 2006	1,815,980	27.74	5 years	$14.5
Exercisable at Sep. 30, 2006	1,713,156	27.90	4 years	13.4

Alliant Energy had the following nonvested stock options as of Sep. 30, 2006:

		Weighted Average
	Options	Exercise Price
Nonvested at Jan. 1, 2006	543,403	$21.60
Vested	(440,579)	20.76
Nonvested at Sep. 30, 2006	102,824	25.21

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Cash received from stock options exercised	$35.5	$7.2	$47.6	$9.6
Aggregate intrinsic value of stock options exercised	11.6	0.8	14.9	2.1
Income tax benefit from the exercise of stock options	4.7	0.3	6.0	0.8
Total fair value of stock options vested during period	--	--	1.3	4.0

Prior Year Pro Forma Expense - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Pursuant to APB 25, no stock-based compensation cost was reflected in net income in Alliant Energy’s Condensed Consolidated Statements of Income for stock options because options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. If Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to awards issued under these plans prior to the adoption of SFAS 123(R), the effect on net income and EPS for the three and nine months ended Sep. 30, 2005 would have been as follows (dollars in millions):

	Three Months	Nine Months
Net income, as reported	$112.5	$56.2
Less: stock-based employee compensation expense included in
reported net income, net of related tax effects	(0.5)	(0.1)
Add: stock-based employee compensation expense determined under
the fair value-based method for all awards, net of related tax effects	(0.6)	(0.4)
Pro forma net income	$112.4	$55.9

EPS (basic and diluted):
As reported and pro forma	$0.96	$0.48

(6) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2006 was as follows:

Shares outstanding at Jan. 1, 2006	117,035,793
Equity incentive plans (Refer to Note 5(b))	1,941,307
Shareowner direct plan	23,155
Share repurchase program	(2,920,400)
Shares outstanding at Sep. 30, 2006	116,079,855

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock by the end of 2007. Repurchases may be made from time-to-time on the open market, in privately-negotiated transactions and/or through accelerated share repurchases. In the third quarter of 2006, Alliant Energy repurchased 2.9 million shares of its common stock on the open market for $105 million.

(7) DEBT

(a) Short-term Debt - Information regarding commercial paper at Sep. 30, 2006 was as follows (dollars in millions; Not Applicable (N/A)):

		Parent
	Consolidated	Company	IPL	WPL
Amount outstanding	$106	$--	$11	$95
Weighted average maturity	3 days	N/A	3 days	3 days
Interest rates	5.50%	N/A	5.50%	5.50%
Available capacity	$544	$100	$289	$155

(b) Long-term Debt - Resources completed the following debt retirements during the nine months ended Sep. 30, 2006 and 2005 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
Nine Months Ended Sep. 30, 2006:
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8
Nine Months Ended Sep. 30, 2005:
September 2005	7% senior notes due 2011	$100	$15.3
August 2005	7.375% senior notes due 2009	104	13.8
February 2005	7.375% senior notes due 2009	100	16.0
		$304	$45.1

Refer to Note 8(a) for discussion of an agreement entered into by Alliant Energy in October 2006 to sell its wholly-owned New Zealand subsidiary, Alliant Energy New Zealand Ltd. (AENZ), to Infratil Ltd. (Infratil). Under the agreement, Infratil will assume the obligations for AENZ’s non-recourse redeemable preference shares.

In October 2006, IPL repaid at maturity its $60 million, 7.25% collateral trust bonds with proceeds from the issuance of short-term debt. In March 2006, WPL issued $39.1 million of unsecured variable rate pollution control revenue bonds due 2014 through 2015 and used the proceeds in April 2006 to retire its remaining $39.1 million of first mortgage bonds due 2014 through 2015.

(8) INVESTMENTS

(a) Investments in Foreign Entities - The geographic concentration of Alliant Energy’s unconsolidated foreign investments was as follows (in millions):

	New Zealand	Brazil	Total
Sep. 30, 2006	$119.2	$--	$119.2
Dec. 31, 2005	116.4	72.2	188.6

New Zealand - In October 2006, Alliant Energy entered into an agreement to sell its interest in AENZ, which owns its remaining investments in New Zealand, to Infratil for a purchase price of NZ$445 million (approximately US$290 million). Such purchase price is subject to certain adjustments through the closing date. After closing costs and the repayment of an intercompany loan with AENZ, Alliant Energy expects to realize net proceeds of approximately US$175 million from the sale. Under the agreement, Infratil will assume the obligations for AENZ’s non-recourse redeemable preference shares, which were US$157 million recorded in “Long-term debt, net (excluding current portion)” on Alliant Energy’s Condensed Consolidated Balance Sheet at Sep. 30, 2006. Subject to approval by both Infratil’s and TrustPower Limited’s (TrustPower’s) shareowners, and the receipt of a bank consent, the sale is expected to be completed in December 2006.

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

Alliant Energy recorded pre-tax, non-cash valuation charges of $96 million (after-tax charge of $56 million, or $0.48 per share) and $40 million (after-tax charge of $23 million, or $0.20 per share) in the second and third quarters of 2005, respectively, as a result of a decline in the fair value of its Brazil investments that was determined to be other than temporary.

(b) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
American Transmission Company LLC	($6.1)	($5.5)	($17.9)	($15.9)
TrustPower	(5.4)	(4.3)	(10.8)	(10.5)
Brazil	--	(9.5)	(3.4)	(20.1)
Kaufman and Broad NexGen LLC (1)	--	4.9	--	15.3
Other	(0.8)	(0.6)	(3.3)	(2.4)
	($12.3)	($15.0)	($35.4)	($33.6)

(1)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

(9) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities. At Sep. 30, 2006 and Dec. 31, 2005, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Other current liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2006	2005	2006	2005	2006	2005
Current derivative assets	$10.8	$20.6	$3.5	$7.8	$7.3	$12.7
Non-current derivative assets	1.0	9.7	0.1	4.2	--	4.4
Current derivative liabilities	90.3	24.2	41.8	5.2	44.1	19.0
Non-current derivative liabilities	11.4	3.0	5.6	1.5	5.7	1.5

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for their respective natural gas-fired electric generating facilities. Significant decreases in natural gas prices for the nine months ended Sep. 30, 2006 have changed the fair value of these contracts and resulted in decreases in derivative assets and increases in derivative liabilities. As a result of changes in the fair value of these contracts, the counterparties to these contracts have required IPL and WPL to provide $25 million and $23 million of cash collateral, respectively, which are recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets as of Sep. 30, 2006.

In May 2006, Alliant Energy entered into a foreign exchange collar to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collar has a notional amount of $175 million New Zealand dollars and expires in December 2006.

(b) Weather Derivatives - In the fourth quarter of 2006, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids and Madison, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2006 to March 31, 2007. Alliant Energy will receive/pay up to $3.6 million ($2.2 million for IPL and $1.4 million for WPL) from/to the counterparty in the first quarter of 2007 if actual HDD for November 2006 and December 2006 are less/greater than the HDD specified in the contracts. In addition, Alliant Energy will receive/pay up to $5.4 million ($3.2 million for IPL and $2.2 million for WPL) from/to the counterparty in the second quarter of 2007 if actual HDD for January 2007 through March 2007 are less/greater than the HDD specified in the contracts.

In the second quarter of 2006, Corporate Services, as agent for IPL and WPL, entered into separate non-exchange traded electric weather derivative agreements based on cooling degree days (CDD) measured in Chicago to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2006 to Aug. 31, 2006. The actual CDD during this period were higher than those specified in the contracts, resulting in Alliant Energy paying $9 million ($6.1 million for IPL and $2.9 million for WPL) to the counterparty in September 2006.

In 2005, Corporate Services, as agent for IPL and WPL, and WPL on behalf of itself, entered into a combination of put options and swap agreements based on HDD measured in Chicago to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2005 to March 31, 2006. The actual HDD during this period were lower than those specified in the contracts resulting in Alliant Energy receiving $7.0 million ($3.8 million for IPL and $3.2 million for WPL) of payments from the counterparty in April 2006.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and nine months ended Sep. 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Alliant Energy	($12.7)	$--	($6.2)	($9.0)	$--	$--	$5.6	($0.6)
IPL	(8.6)	--	(4.3)	(5.5)	--	--	2.7	(0.2)
WPL	(4.1)	--	(1.9)	(3.5)	--	--	2.9	(0.4)

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into purchased power, coal, and natural gas supply, transportation and storage contracts for its utility business. As of Sep. 30, 2006, minimum future commitments related to Alliant Energy’s utility business for purchased power (excluding operating leases), coal and natural gas were $2.1 billion, $350 million and $345 million, respectively. Refer to Note 13 for details on a long-term purchased power agreement (PPA) entered into upon IPL’s sale of its interest in DAEC in January 2006, the amount of which is included in the purchased power commitments.

(b) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy has not recorded any material liabilities related to these indemnifications as of Sep. 30, 2006. The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2006 for the various sales were as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$63 (a)	October 2007
Energy services	Second quarter of 2005	18	October 2006
Oil gathering pipeline system	Fourth quarter of 2005	None identified	None identified
Synfuel	Fourth quarter of 2005	26 (b)	None identified
China	First quarter of 2006	37 (c)	February 2009
DAEC	First quarter of 2006	30 (d)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Water utility in South Beloit, Illinois	Third quarter of 2006	1 (e)	July 2008

(a)	Based on exchange rates at Sep. 30, 2006
(b)	Amount will increase in future periods based on qualifications of tax credits earned by buyer through 2007

(c)	Related to three generating facilities sold in February 2006
(d)	Indemnification provided by IPL
(e)	Indemnification provided by WPL

WPL also issued an indemnity to the buyer of Kewaunee to cover certain potential costs the buyer may incur related to the unplanned outage at Kewaunee in 2005. At Sep. 30, 2006, WPL had a $5 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. As of Sep. 30, 2006, the guarantee does not include a maximum limit, but is currently estimated at $7 million, which is the present value of the abandonment liability. Alliant Energy believes no payments will be made under this guarantee.

(c) Costs Related to the Midwest Independent System Operator (MISO) Wholesale Energy Market - In the second quarter of 2006, FERC issued an order which would require MISO to re-allocate revenue sufficiency guarantee (RSG) costs to participants who entered into virtual supply transactions within the MISO market since the implementation of the MISO market on April 1, 2005. Alliant Energy and its subsidiaries have not participated in virtual supply transactions within MISO and, thus, it did not expect to be allocated additional RSG costs under this order. However, Alliant Energy did believe it had an opportunity to receive a refund of a portion of its previously paid RSG costs into the MISO market under this order. At a rehearing of the issue in October 2006, FERC rescinded the order it issued in the second quarter of 2006 that would have required MISO to re-allocate historic RSG costs. As a result, Alliant Energy believes this issue will not have any impact on its financial condition and results of operations.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows (International (Int’l)). Gas revenues included $7 million and $23 million for the three months ended Sep. 30, 2006 and 2005, respectively, and $15 million and $48 million for the nine months ended Sep. 30, 2006 and 2005, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations. At Dec. 31, 2005, IPL had $459 million of assets that were included within the DAEC sale agreement which were removed from total assets of the “Utility Business - Electric” segment upon the sale of IPL’s interest in DAEC in January 2006. Refer to Notes 1(b), 3, 5(a) and 13 for further discussion of the DAEC sale.

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
	(in millions)
Three Months Ended Sep. 30, 2006
Operating revenues	$747.7	$68.0	$15.9	$831.6	$--	$60.4	$60.4	($1.6)	$890.4
Operating income (loss)	164.5	0.9	(2.7)	162.7	(0.8)	8.7	7.9	(0.1)	170.5
Income (loss) from continuing
operations				85.9	(7.8)	6.1	(1.7)	3.6	87.8
Loss from discontinued
operations, net of tax				--	(2.0)	(7.0)	(9.0)	--	(9.0)
Net income (loss)				85.9	(9.8)	(0.9)	(10.7)	3.6	78.8

Three Months Ended Sep. 30, 2005
Operating revenues	$709.5	$89.2	$18.3	$817.0	$--	$59.1	$59.1	($1.9)	$874.2
Operating income (loss)	198.5	0.9	(2.0)	197.4	(2.1)	4.0	1.9	--	199.3
Income (loss) from continuing
operations				113.1	(15.6)	(1.0)	(16.6)	3.1	99.6
Income (loss) from discontinued
operations, net of tax				--	18.1	(5.2)	12.9	--	12.9
Net income (loss)				113.1	2.5	(6.2)	(3.7)	3.1	112.5

Nine Months Ended Sep. 30, 2006
Operating revenues	$1,890.4	$441.6	$53.2	$2,385.2	$--	$137.9	$137.9	($5.0)	$2,518.1
Operating income (loss)	337.7	40.4	(2.8)	375.3	(4.0)	16.7	12.7	0.2	388.2
Income (loss) from continuing
operations				192.8	(4.9)	(49.3)	(54.2)	8.4	147.0
Loss from discontinued
operations, net of tax				--	(4.6)	(19.8)	(24.4)	--	(24.4)
Net income (loss)				192.8	(9.5)	(69.1)	(78.6)	8.4	122.6

									Alliant
	Utility Business				Non-regulated Businesses				Energy
	Electric	Gas	Other	Total	Int’l	Other	Total	Other	Consolidated
	(in millions)
Nine Months Ended Sep. 30, 2005
Operating revenues	$1,749.6	$426.8	$57.0	$2,233.4	$--	$144.8	$144.8	($5.4)	$2,372.8
Operating income (loss)	348.1	29.2	(3.5)	373.8	(8.6)	5.0	(3.6)	(0.3)	369.9
Income (loss) from continuing
operations				189.6	(71.4)	(3.6)	(75.0)	3.0	117.6
Loss from discontinued
operations, net of tax				--	(46.3)	(15.1)	(61.4)	--	(61.4)
Net income (loss)				189.6	(117.7)	(18.7)	(136.4)	3.0	56.2

(12) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. At or before Sep. 30, 2006, the following businesses qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated - Other
Biomass facility	Second quarter of 2005	Non-regulated - Other
Oil gathering pipeline system	Fourth quarter of 2005	Non-regulated - Other
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated - Other
China	Expected in the fourth	Non-regulated - International
quarter of 2006 (a)
Mexico	Expected by March 2007	Non-regulated - Other
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC (Note 13)	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	Expected in 2006	Utility - Electric and Gas
(a)

From a total of 10 generating facilities in China, three were sold in 2005, three were sold in February 2006, one was sold in April 2006, one was sold in October 2006 and Alliant Energy entered into sales agreements for the remaining two facilities in October 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Sep. 30, 2006 and Dec. 31, 2005. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Operating revenues (excluding gains)	$6.1	$40.0	$44.4	$121.2
Operating expenses:
Operating expenses (excluding losses and valuation charges)	8.6	36.2	43.9	126.1
(Gain) loss on disposals of assets held for sale, net (a)	--	0.1	(7.2)	7.6
Valuation charges - Mexico business (b)	5.8	--	32.1	--
Valuation charges (reversals) - China business (c)	0.8	(25.2)	5.0	76.5
Other valuation charges	--	1.2	0.2	5.3
Interest expense and other:
Interest expense (d)	2.0	5.4	8.1	18.4
Interest income and other	(0.4)	(0.7)	0.3	(1.1)
Income (loss) before income taxes	(10.7)	23.0	(38.0)	(111.6)
Income tax expense (benefit)	(1.7)	10.1	(13.6)	(50.2)
Income (loss) from discontinued operations, net of tax	($9.0)	$12.9	($24.4)	($61.4)

(a)

In the second quarter of 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems. For the nine months ended Sep. 30, 2005, Alliant Energy recorded pre-tax losses of $7.6 million (energy services business-$6.2 million and the biomass facility-$1.4 million) related to the sale of various non-regulated businesses.

(b)

For the three and nine months ended Sep. 30, 2006, Alliant Energy recorded pre-tax, non-cash valuation charges as a result of declines in the fair value of its Mexico business during these periods. The fair values were estimated using updated market information from bids received from several potential buyers for the Mexico business.

(c)

In the second quarter of 2006, Alliant Energy recorded a pre-tax valuation charge of $4.9 million to reflect updated estimates of the market value, less selling costs, of its remaining China generating facilities. During the first half of 2005, Alliant Energy recorded pre-tax, non-cash valuation charges of $101.7 million (includes $10.9 million related to goodwill), net of allocation to minority interest, as a result of declines in the fair value of several of its China generating facilities primarily due to the impacts of increased coal and transportation costs and updated market information, including terms of recent sales of similar assets. The fair values in the first half of 2005 were estimated using a combination of expected discounted future cash flows and market value indicators. In the third quarter of 2005, Alliant Energy reversed $25.2 million, net of allocation to minority interest, of previously recorded pre-tax, non-cash asset valuation charges as the estimated fair value, less anticipated selling costs, was above the carrying value of its China investments at Sep. 30, 2005. The fair value in the third quarter of 2005 was based upon updated market information from recent negotiated deals and bid information received from potential buyers for these investments.

(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy has allocated interest expense to its China and Mexico businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. The amount of interest expense allocated to its China business was $0.5 million and $2.7 million for the three and nine months ended Sep. 30, 2006, respectively, and $2.7 million and $8.9 million for the three and nine months ended Sep. 30, 2005, respectively. The amount of interest expense allocated to its Mexico business was $0.9 million and $3.4 million for the three and nine months ended Sep. 30, 2006, respectively, and $1.4 million and $4.1 million for the three and nine months ended Sep. 30, 2005, respectively.

A summary of the components of assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets was as follows (in millions):

	Sep. 30, 2006	Dec. 31, 2005
Assets held for sale:
Property, plant and equipment, net	$124.5	$486.1
Current assets (including cash)	27.3	84.4
Investments	0.1	194.7
Other assets	15.3	37.4
Total assets held for sale	167.2	802.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	35.7	58.4
Long-term debt	3.6	12.3
Asset retirement obligations (AROs)	--	179.0
Other long-term liabilities and deferred credits	3.0	52.6
Minority interest	14.0	25.9
Total liabilities held for sale	56.3	328.2
Net assets held for sale	$110.9	$474.4

A summary of the components of cash flows for discontinued operations for the nine months ended Sep. 30 was as follows (in millions):

	2006	2005
Cash flows from (used for) operating activities (excluding intercompany cash flows)	($12.0)	$46.6
Distributions to continuing operations	--	(33.9)
Net cash flows from (used for) operating activities	(12.0)	12.7

Cash flows used for investing activities	(2.8)	(6.1)

Cash flows used for financing activities (excluding intercompany cash flows)	(2.1)	(36.0)
Net change in loans with continuing operations	10.5	12.1
Net cash flows from (used for) financing activities	8.4	(23.9)

Net decrease in cash and temporary cash investments	(6.4)	(17.3)
Cash and temporary cash investments held for sale at beginning of period	10.7	62.2
Cash and temporary cash investments held for sale at end of period	$4.3	$44.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$1.6	$2.8
Income taxes, net of refunds	$0.3	($0.7)

(13) SALE OF IPL’S INTEREST IN DAEC

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

The cash payments made by IPL to FPL Energy at closing were in connection with FPL Energy’s assumption of decommissioning, employee benefit and certain other liabilities related to DAEC. The sales proceeds and related cash payments were subject to various post-closing adjustments that were settled in the third quarter of 2006, resulting in no material impact on IPL’s financial statements. In addition to the proceeds received by IPL, other Alliant Energy subsidiaries received $7 million in proceeds from FPL Energy related to other property purchased by FPL Energy and reimbursement for Alliant Energy’s forfeiture of its membership interest in the Nuclear Management Company upon the sale of DAEC.

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

Pursuant to the IUB order approving the sale, the gain resulting from IPL’s portion of the sale served as the basis to establish a regulatory liability. At Sep. 30, 2006, the regulatory liability, including accrued interest, was $65 million. Refer to Notes 1(b), 3 and 5(a) for additional discussion of the DAEC sale.

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

Upon closing of the sale, IPL entered into a long-term PPA with FPL Energy to buy energy and capacity from DAEC. The PPA extends through February 2014, concurrent with expiration of DAEC’s current operating license. As of Sep. 30, 2006, IPL’s future minimum payments, assuming a 90% capacity factor, related to this agreement are estimated at $35 million from October through December 2006, $154 million for 2007, $157 million for 2008, $167 million for 2009, $171 million for 2010 and $595 million for 2011 through 2014.

(14) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in AROs associated with long-lived assets was as follows (in millions):

	Alliant Energy		IPL		WPL
	2006	2005	2006	2005	2006	2005
Balance at Jan. 1	$35.8	$0.9	$24.9	$--	$10.9	$0.9
Liabilities incurred	2.0	--	1.1	--	0.9	--
Accretion expense	1.6	0.1	1.1	--	0.5	0.1
Liabilities settled	(0.5)	--	--	--	(0.5)	--
Balance at Sep. 30	$38.9	$1.0	$27.1	$--	$11.8	$1.0

Refer to Note 13 for AROs included in liabilities held for sale relating to the sale of IPL’s interest in DAEC.

(15) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) to the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These agreements are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these agreements is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside agreement were $27.5 million and $53.3 million for the three and nine months ended Sep. 30, 2006, and $27.5 million and $56.3 million for the three and nine months ended Sep. 30, 2005, respectively. WPL’s costs, excluding fuel costs, related to the RockGen agreement were $4.0 million and $11.7 million for the three and nine months ended Sep. 30, 2006 and $3.7 million and $14.5 million for the three and nine months ended Sep. 30, 2005, respectively.

(16) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended September 30, 2006	(in millions)
Operating revenues:
Utility:
Electric	$-	$-	$747.7	$-	$747.7
Gas	-	-	68.0	-	68.0
Other	-	-	15.9	-	15.9
Non-regulated	-	60.4	69.5	(71.1)	58.8

	-	60.4	901.1	(71.1)	890.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	400.4	-	400.4
Cost of gas sold	-	-	36.3	-	36.3
Other operation and maintenance	-	-	144.7	-	144.7
Non-regulated operation and maintenance	0.5	48.3	61.5	(62.7)	47.6
Depreciation and amortization	0.1	2.7	67.5	(5.9)	64.4
Taxes other than income taxes	-	1.5	27.7	(2.7)	26.5

	0.6	52.5	738.1	(71.3)	719.9

Operating income (loss)	(0.6)	7.9	163.0	0.2	170.5

Interest expense and other:
Interest expense	0.1	10.7	30.1	(7.7)	33.2
Equity income from unconsolidated investments	-	(5.1)	(7.2)	-	(12.3)
Allowance for funds used during construction	-	-	(2.4)	-	(2.4)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(80.0)	8.1	(1.1)	82.7	9.7

	(79.9)	13.7	24.0	75.0	32.8

Income (loss) from continuing operations before income taxes	79.3	(5.8)	139.0	(74.8)	137.7

Income tax expense (benefit)	0.7	(4.1)	53.1	0.2	49.9

Income (loss) from continuing operations	78.6	(1.7)	85.9	(75.0)	87.8

Loss from discontinued operations, net of tax	-	(9.0)	-	-	(9.0)

Net income (loss)	$78.6	($10.7)	$85.9	($75.0)	$78.8

Three Months Ended September 30, 2005
Operating revenues:
Utility:
Electric	$-	$-	$709.5	$-	$709.5
Gas	-	-	89.2	-	89.2
Other	-	-	18.3	-	18.3
Non-regulated	-	59.1	60.1	(62.0)	57.2

	-	59.1	877.1	(62.0)	874.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	307.8	-	307.8
Cost of gas sold	-	-	60.1	-	60.1
Other operation and maintenance	-	-	150.9	-	150.9
Non-regulated operation and maintenance	0.6	51.5	53.3	(55.1)	50.3
Depreciation and amortization	-	4.4	82.0	(6.0)	80.4
Taxes other than income taxes	-	1.3	25.1	(1.0)	25.4

	0.6	57.2	679.2	(62.1)	674.9

Operating income (loss)	(0.6)	1.9	197.9	0.1	199.3

Interest expense and other:
Interest expense	0.1	19.0	29.6	(4.5)	44.2
Loss on early extinguishment of debt	-	29.1	-	-	29.1
Equity income from unconsolidated investments	-	(8.3)	(6.7)	-	(15.0)
Asset valuation charge - Brazil investments	-	39.9	-	-	39.9
Allowance for funds used during construction	-	-	(2.9)	0.1	(2.8)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(110.9)	(11.7)	(1.1)	113.5	(10.2)

	(110.8)	68.0	23.5	109.1	89.8

Income (loss) from continuing operations before income taxes	110.2	(66.1)	174.4	(109.0)	109.5

Income tax expense (benefit)	(2.1)	(49.5)	61.3	0.2	9.9

Income (loss) from continuing operations	112.3	(16.6)	113.1	(109.2)	99.6

Income from discontinued operations, net of tax	-	12.9	-	-	12.9

Net income (loss)	$112.3	($3.7)	$113.1	($109.2)	$112.5

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2006	(in millions)
Operating revenues:
Utility:
Electric	$-	$-	$1,890.4	$-	$1,890.4
Gas	-	-	441.6	-	441.6
Other	-	-	53.2	-	53.2
Non-regulated	-	137.9	223.2	(228.2)	132.9

	-	137.9	2,608.4	(228.2)	2,518.1

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	993.6	-	993.6
Cost of gas sold	-	-	300.3	-	300.3
Other operation and maintenance	-	-	450.4	-	450.4
Non-regulated operation and maintenance	1.4	112.8	199.2	(204.1)	109.3
Depreciation and amortization	0.1	7.9	206.2	(18.3)	195.9
Taxes other than income taxes	-	4.5	81.9	(6.0)	80.4

	1.5	125.2	2,231.6	(228.4)	2,129.9

Operating income (loss)	(1.5)	12.7	376.8	0.2	388.2

Interest expense and other:
Interest expense	0.2	35.9	91.9	(20.4)	107.6
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(15.0)	(20.4)	-	(35.4)
Allowance for funds used during construction	-	-	(7.1)	0.1	(7.0)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(125.9)	(16.0)	(3.9)	133.6	(12.2)

	(125.7)	95.7	74.5	113.3	157.8

Income (loss) from continuing operations before income taxes	124.2	(83.0)	302.3	(113.1)	230.4

Income tax expense (benefit)	2.2	(28.8)	109.5	0.5	83.4

Income (loss) from continuing operations	122.0	(54.2)	192.8	(113.6)	147.0

Loss from discontinued operations, net of tax	-	(24.4)	-	-	(24.4)

Net income (loss)	$122.0	($78.6)	$192.8	($113.6)	$122.6

Nine Months Ended September 30, 2005
Operating revenues:
Utility:
Electric	$-	$-	$1,749.6	$-	$1,749.6
Gas	-	-	426.8	-	426.8
Other	-	-	57.0	-	57.0
Non-regulated	-	144.8	214.6	(220.0)	139.4

	-	144.8	2,448.0	(220.0)	2,372.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	759.9	-	759.9
Cost of gas sold	-	-	297.0	-	297.0
Other operation and maintenance	-	-	502.6	-	502.6
Non-regulated operation and maintenance	1.0	130.8	192.2	(197.4)	126.6
Depreciation and amortization	0.1	13.3	245.1	(16.8)	241.7
Taxes other than income taxes	-	4.3	76.0	(5.2)	75.1

	1.1	148.4	2,072.8	(219.4)	2,002.9

Operating income (loss)	(1.1)	(3.6)	375.2	(0.6)	369.9

Interest expense and other:
Interest expense	0.2	54.7	85.7	(8.2)	132.4
Loss on early extinguishment of debt	-	45.1	-	-	45.1
Equity income from unconsolidated investments	-	(14.8)	(18.8)	-	(33.6)
Asset valuation charges - Brazil investments	-	136.1	-	-	136.1
Allowance for funds used during construction	-	-	(8.3)	0.1	(8.2)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(56.4)	(28.0)	(3.0)	59.7	(27.7)

	(56.2)	193.1	69.6	51.6	258.1

Income (loss) from continuing operations before income taxes	55.1	(196.7)	305.6	(52.2)	111.8

Income tax expense (benefit)	(0.9)	(121.7)	116.1	0.7	(5.8)

Income (loss) from continuing operations	56.0	(75.0)	189.5	(52.9)	117.6

Loss from discontinued operations, net of tax	-	(61.4)	-	-	(61.4)

Net income (loss)	$56.0	($136.4)	$189.5	($52.9)	$56.2

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2006 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,036.4	$-	$6,036.4
Gas plant in service	-	-	694.3	-	694.3
Other plant in service	-	-	505.2	-	505.2
Accumulated depreciation	-	-	(2,865.8)	-	(2,865.8)
Leased Sheboygan Falls Energy Facility, net	-	-	115.6	(115.6)	-
Other, net	-	-	144.6	-	144.6

Total utility	-	-	4,630.3	(115.6)	4,514.7

Non-regulated and other, net	-	208.8	44.1	135.0	387.9

	-	208.8	4,674.4	19.4	4,902.6

Current assets:
Cash and temporary cash investments	70.1	10.1	39.7	-	119.9
Restricted cash	-	11.8	1.2	-	13.0
Production fuel, at average cost	-	-	70.6	-	70.6
Gas stored underground, at average cost	-	-	67.7	-	67.7
Regulatory assets	-	-	116.5	-	116.5
Deferred income taxes	0.6	113.6	9.7	(6.6)	117.3
Assets held for sale	-	113.2	54.0	-	167.2
Other	257.3	64.7	467.3	(341.3)	448.0

	328.0	313.4	826.7	(347.9)	1,120.2

Investments:
Consolidated subsidiaries	2,141.6	-	-	(2,141.6)	-
Investments in unconsolidated foreign entities	-	119.2	-	-	119.2
Other	15.1	8.5	202.8	-	226.4

	2,156.7	127.7	202.8	(2,141.6)	345.6

Other assets	3.6	189.3	572.7	(180.9)	584.7

Total assets	$2,488.3	$839.2	$6,276.6	($2,651.0)	$6,953.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,741.8	$259.6	$1,373.7	($1,633.3)	$1,741.8
Retained earnings	762.7	(296.3)	824.3	(527.0)	763.7
Accumulated other comprehensive income (loss)	(19.5)	18.2	(37.7)	19.5	(19.5)
Shares in deferred compensation trust	(7.7)	-	-	-	(7.7)

Total common equity	2,477.3	(18.5)	2,160.3	(2,140.8)	2,478.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	295.6	1,187.1	-	1,482.7

	2,477.3	277.1	3,591.2	(2,140.8)	4,204.8

Current liabilities:
Current maturities	-	11.4	244.8	-	256.2
Commercial paper	-	-	106.3	-	106.3
Capital lease obligations	-	0.1	0.1	-	0.2
Accounts payable	0.2	22.9	298.7	(72.6)	249.2
Accrued interest	-	4.2	22.5	-	26.7
Liabilities held for sale	-	50.1	6.2	-	56.3
Other	6.1	315.0	357.2	(277.4)	400.9

	6.3	403.7	1,035.8	(350.0)	1,095.8

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.1)	140.7	543.3	2.0	684.9
Pension and other benefit obligations	5.4	4.8	172.0	-	182.2
Other	0.4	8.1	934.3	(162.2)	780.6

	4.7	153.6	1,649.6	(160.2)	1,647.7

Minority interest	-	4.8	-	-	4.8

Total capitalization and liabilities	$2,488.3	$839.2	$6,276.6	($2,651.0)	$6,953.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2005 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,887.3	$-	$5,887.3
Gas plant in service	-	-	679.9	-	679.9
Other plant in service	-	-	508.5	-	508.5
Accumulated depreciation	-	-	(2,741.7)	-	(2,741.7)
Leased Sheboygan Falls Energy Facility, net	-	-	120.2	(120.2)	-
Other, net	-	-	137.5	-	137.5

Total utility	-	-	4,591.7	(120.2)	4,471.5

Non-regulated and other, net	-	203.1	53.6	138.0	394.7

	-	203.1	4,645.3	17.8	4,866.2

Current assets:
Cash and temporary cash investments	160.4	12.6	32.3	-	205.3
Restricted cash	-	17.5	1.9	-	19.4
Production fuel, at average cost	-	-	55.7	-	55.7
Gas stored underground, at average cost	-	-	92.1	-	92.1
Regulatory assets	-	-	86.3	-	86.3
Deferred income taxes	-	1.9	10.6	(0.3)	12.2
Assets held for sale	-	286.9	515.7	-	802.6
Other	47.5	47.7	544.7	(130.1)	509.8

	207.9	366.6	1,339.3	(130.4)	1,783.4

Investments:
Consolidated subsidiaries	2,221.2	-	-	(2,221.2)	-
Investments in unconsolidated foreign entities	-	188.6	-	-	188.6
Other	14.1	11.3	216.1	-	241.5

	2,235.3	199.9	216.1	(2,221.2)	430.1

Other assets	7.7	188.5	667.8	(210.6)	653.4

Total assets	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,789.9	$255.3	$1,375.2	($1,630.5)	$1,789.9
Retained earnings	741.9	(217.7)	893.1	(675.0)	742.3
Accumulated other comprehensive loss	(84.6)	(33.9)	(50.7)	84.6	(84.6)
Shares in deferred compensation trust	(7.1)	-	-	-	(7.1)

Total common equity	2,440.1	3.7	2,217.6	(2,220.9)	2,440.5

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	582.2	1,332.6	-	1,914.8

	2,440.1	585.9	3,794.0	(2,220.9)	4,599.1

Current liabilities:
Current maturities	-	91.7	60.0	-	151.7
Variable rate demand bonds	-	-	39.1	-	39.1
Commercial paper	-	-	263.0	-	263.0
Capital lease obligations	-	0.1	40.4	-	40.5
Accounts payable	1.2	24.3	384.1	(54.3)	355.3
Accrued interest	-	22.8	24.6	-	47.4
Liabilities held for sale	-	93.7	234.5	-	328.2
Other	8.4	144.0	279.5	(76.8)	355.1

	9.6	376.6	1,325.2	(131.1)	1,580.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.6)	(32.0)	563.8	0.1	529.3
Pension and other benefit obligations	2.6	4.6	268.1	(18.6)	256.7
Other	1.2	18.5	917.4	(173.9)	763.2

	1.2	(8.9)	1,749.3	(192.4)	1,549.2

Minority interest	-	4.5	-	-	4.5

Total capitalization and liabilities	$2,450.9	$958.1	$6,868.5	($2,544.4)	$7,733.1

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2006	(in millions)
Continuing Operations:
Net cash flows from (used for) operating activities	$129.8	($9.8)	$354.1	($129.1)	$345.0

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(239.5)	-	(239.5)
Non-regulated businesses and other	-	(17.1)	(7.0)	-	(24.1)
Proceeds from asset sales	-	260.6	338.8	-	599.4
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	-	(19.0)	-	(19.0)
Other	150.8	2.8	(5.4)	(145.7)	2.5

Net cash flows from investing activities	150.8	246.3	116.1	(145.7)	367.5

Cash flows used for financing activities:
Common stock dividends	(101.2)	-	(261.6)	261.6	(101.2)
Repurchase of common stock	(105.1)	-	-	-	(105.1)
Proceeds from issuance of common stock	48.2	-	-	-	48.2
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(362.8)	(39.4)	-	(402.2)
Net change in short-term borrowings	(212.8)	212.8	(156.7)	-	(156.7)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Principal payments under capital lease obligations	-	-	(41.6)	1.4	(40.2)
Other	-	(6.0)	(2.6)	11.8	3.2

Net cash flows used for financing activities	(370.9)	(239.0)	(462.8)	274.8	(797.9)

Net increase (decrease) in cash and temporary cash investments	(90.3)	(2.5)	7.4	-	(85.4)
Cash and temporary cash investments at beginning of period	160.4	12.6	32.3	-	205.3

Cash and temporary cash investments at end of period	$70.1	$10.1	$39.7	$-	$119.9

Discontinued Operations:
Net cash flows used for operating activities	$-	($12.0)	$-	$-	($12.0)
Net cash flows used for investing activities	-	(2.8)	-	-	(2.8)
Net cash flows from financing activities	-	8.4	-	-	8.4

Net decrease in cash and temporary cash investments	-	(6.4)	-	-	(6.4)
Cash and temporary cash investments held for sale at beginning of period	-	10.7	-	-	10.7

Cash and temporary cash investments held for sale at end of period	$-	$4.3	$-	$-	$4.3

Nine Months Ended September 30, 2005
Continuing Operations:
Net cash flows from operating activities	$51.5	$49.1	$477.3	($67.7)	$510.2

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(305.7)	-	(305.7)
Non-regulated businesses and other	-	(50.9)	(6.2)	-	(57.1)
Proceeds from asset sales	-	41.4	80.1	-	121.5
Purchases of securities within nuclear decommissioning trusts	-	-	(79.3)	-	(79.3)
Sales of securities within nuclear decommissioning trusts	-	-	146.2	-	146.2
Changes in restricted cash within nuclear decommissioning trusts	-	-	(17.0)	-	(17.0)
Other	91.7	9.6	(8.3)	(90.5)	2.5

Net cash flows from (used for) investing activities	91.7	0.1	(190.2)	(90.5)	(188.9)

Cash flows used for financing activities:
Common stock dividends	(91.3)	-	(149.1)	149.1	(91.3)
Proceeds from issuance of common stock	24.0	-	-	-	24.0
Proceeds from issuance of long-term debt	-	167.4	88.4	-	255.8
Reductions in long-term debt	-	(308.2)	(184.1)	-	(492.3)
Net change in short-term borrowings	(105.3)	105.4	(15.1)	-	(15.0)
Debt repayment premiums	-	(41.9)	-	-	(41.9)
Principal payments under capital lease obligations	-	-	(9.3)	-	(9.3)
Other	-	(8.4)	(14.4)	9.1	(13.7)

Net cash flows used for financing activities	(172.6)	(85.7)	(283.6)	158.2	(383.7)

Net increase (decrease) in cash and temporary cash investments	(29.4)	(36.5)	3.5	-	(62.4)
Cash and temporary cash investments at beginning of period	101.1	66.9	34.4	-	202.4

Cash and temporary cash investments at end of period	$71.7	$30.4	$37.9	$-	$140.0

Discontinued Operations:
Net cash flows from operating activities	$-	$12.7	$-	$-	$12.7
Net cash flows used for investing activities	-	(6.1)	-	-	(6.1)
Net cash flows used for financing activities	-	(23.9)	-	-	(23.9)

Net decrease in cash and temporary cash investments	-	(17.3)	-	-	(17.3)
Cash and temporary cash investments held for sale at beginning of period	-	62.2	-	-	62.2

Cash and temporary cash investments held for sale at end of period	$-	$44.9	$-	$-	$44.9

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Nine Months Ended September 30, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$37.0	$87.2	$-	$124.4
Income taxes, net of refunds	0.4	(20.4)	109.3	-	89.3
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7

Nine Months Ended September 30, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.2	$55.1	$88.1	$-	$143.4
Income taxes, net of refunds	1.2	(51.2)	74.7	-	24.7
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	127.9	(123.8)	4.1

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(in millions)
Operating revenues:
Electric utility	$413.2	$390.9	$1,039.5	$955.0
Gas utility	36.7	42.7	250.7	218.0
Steam and other	13.3	15.0	44.4	47.8

	463.2	448.6	1,334.6	1,220.8

Operating expenses:
Electric production fuel and purchased power	182.5	112.3	477.4	307.5
Cost of gas sold	20.3	27.4	180.6	154.9
Other operation and maintenance	85.3	101.1	274.4	315.3
Depreciation and amortization	35.9	49.8	110.0	147.7
Taxes other than income taxes	15.3	15.6	46.8	44.6

	339.3	306.2	1,089.2	970.0

Operating income	123.9	142.4	245.4	250.8

Interest expense and other:
Interest expense	17.7	18.0	52.8	53.3
Allowance for funds used during construction	(1.5)	(2.0)	(4.3)	(5.7)
Interest income and other	(0.6)	(0.3)	(2.4)	(1.2)

	15.6	15.7	46.1	46.4

Income before income taxes	108.3	126.7	199.3	204.4

Income taxes	40.3	43.3	65.6	74.8

Net income	68.0	83.4	133.7	129.6

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$64.2	$79.6	$122.2	$118.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,934.1	$3,840.2
Gas plant in service	366.7	360.5
Steam plant in service	62.0	61.1
Other plant in service	231.0	225.4
Accumulated depreciation	(1,780.4)	(1,687.1)

Net plant	2,813.4	2,800.1
Construction work in progress	81.0	81.3
Other, less accumulated depreciation	1.8	1.8

	2,896.2	2,883.2

Current assets:
Cash and temporary cash investments	-	0.7
Accounts receivable:
Customer, less allowance for doubtful accounts	64.2	103.3
Associated companies	0.1	1.7
Other, less allowance for doubtful accounts	37.7	27.6
Income tax refunds receivable	-	27.5
Production fuel, at average cost	48.4	35.5
Materials and supplies, at average cost	18.7	16.0
Gas stored underground, at average cost	38.2	51.9
Regulatory assets	61.7	53.6
Assets held for sale	31.6	489.6
Other	9.2	14.8

	309.8	822.2

Investments	16.0	15.6

Other assets:
Regulatory assets	153.3	180.3
Deferred charges and other	62.4	75.3

	215.7	255.6

Total assets	$3,437.7	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	746.8	746.4
Retained earnings	350.2	420.5
Accumulated other comprehensive loss	(34.8)	(47.5)

Total common equity	1,095.6	1,152.8

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.5	893.3

	2,092.9	2,229.9

Current liabilities:
Current maturities	139.8	60.0
Commercial paper	11.5	169.5
Capital lease obligations	-	40.2
Accounts payable	93.4	146.4
Accounts payable to associated companies	29.8	18.9
Accrued taxes	75.6	67.8
Liabilities held for sale	5.2	232.3
Other	116.3	73.0

	471.6	808.1

Other long-term liabilities and deferred credits:
Deferred income taxes	303.2	341.6
Regulatory liabilities	413.8	356.3
Pension and other benefit obligations	39.4	124.5
Other	116.8	116.2

	873.2	938.6

Total capitalization and liabilities	$3,437.7	$3,976.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$133.7	$129.6
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	110.0	147.7
Other amortizations	6.9	15.2
Deferred tax expense and investment tax credits	19.3	6.1
Other	(6.7)	(10.7)
Other changes in assets and liabilities:
Accounts receivable	32.7	17.1
Income tax refunds receivable	27.5	1.9
Production fuel	(12.9)	(10.1)
Gas stored underground	13.7	(10.7)
Regulatory assets	(19.6)	2.3
Accounts payable	(60.0)	(1.9)
Accrued taxes	(61.5)	32.1
Derivative liabilities	40.7	(3.1)
Benefit obligations and other	(42.8)	22.6

Net cash flows from operating activities	181.0	338.1

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(129.1)	(180.5)
Proceeds from asset sales	331.3	-
Purchases of securities within nuclear decommissioning trusts	(3.5)	(73.2)
Sales of securities within nuclear decommissioning trusts	51.7	62.8
Changes in restricted cash within nuclear decommissioning trusts	(42.5)	0.3
Other	(11.4)	(26.7)

Net cash flows from (used for) investing activities	196.5	(217.3)

Cash flows used for financing activities:
Common stock dividends	(192.5)	(82.4)
Preferred stock dividends	(11.5)	(11.5)
Proceeds from issuance of long-term debt	-	88.4
Reductions in long-term debt	(0.3)	(96.1)
Net change in short-term borrowings	(158.0)	8.0
Principal payments under capital lease obligations	(40.2)	(9.3)
Other	24.3	(5.0)

Net cash flows used for financing activities	(378.2)	(107.9)

Net increase (decrease) in cash and temporary cash investments	(0.7)	12.9

Cash and temporary cash investments at beginning of period	0.7	0.1

Cash and temporary cash investments at end of period	$-	$13.0

Supplemental cash flows information:
Cash paid during the period for:
Interest	$52.8	$55.9

Income taxes, net of refunds	$68.0	$33.5

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$4.1

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2006 and 2005, the condensed consolidated financial position at Sep. 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2006 and 2005 have been made. Because of the seasonal nature of IPL’s operations, results for the three and nine months ended Sep. 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Earnings available for common stock	$64.2	$79.6	$122.2	$118.1
Other comprehensive income:
Minimum pension liability adjustment, net of tax	--	--	12.7	--
Comprehensive income	$64.2	$79.6	$134.9	$118.1

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.8	$1.6	$5.5	$4.9	$0.9	$1.0	$2.8	$3.3
Interest cost	3.6	3.4	10.9	10.3	1.8	2.0	5.4	5.9
Expected return on plan assets	(4.1)	(4.0)	(12.4)	(12.0)	(1.5)	(1.3)	(4.3)	(3.9)
Amortization of:
Transition obligation (asset)	(0.1)	(0.1)	(0.1)	(0.2)	0.1	0.2	0.3	0.6
Prior service cost	0.3	0.4	0.9	1.0	(0.3)	(0.3)	(0.8)	(0.7)
Actuarial loss	0.6	0.5	2.1	1.5	0.6	0.9	1.9	2.6
Income statement impacts	2.1	1.8	6.9	5.5	1.6	2.5	5.3	7.8
DAEC curtailment loss (gain)	--	--	0.6	--	--	--	(0.3)	--
DAEC settlement gain, net	--	--	(1.6)	--	--	--	(4.1)	--
	$2.1	$1.8	$5.9	$5.5	$1.6	$2.5	$0.9	$7.8

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL. The following table includes qualified pension benefits costs for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Non-bargaining IPL employees
participating in other plans	$--	$0.3	($2.8)	$1.0	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.8	0.9	2.5	2.5	$0.4	$0.9	$1.6	$2.6

Included in pension benefits for non-bargaining IPL employees participating in other plans for the nine months ended Sep. 30, 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for the nine months ended Sep. 30, 2006. Refer to Notes 1(b), 3 and 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale.

IPL estimates that funding requirements for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2006 will be approximately $15 million and $5 million, of which $15 million and $4 million, respectively, have been contributed through Sep. 30, 2006.

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of Sep. 30, 2006, IPL’s minimum future commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.3 billion, $74 million and $97 million, respectively. In addition, system-wide purchased power contracts of $127 million and coal contracts of $218 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2006
Operating revenues	$413.2	$36.7	$13.3	$463.2
Operating income (loss)	124.6	0.5	(1.2)	123.9
Earnings available for common stock				64.2

Three Months Ended Sep. 30, 2005
Operating revenues	$390.9	$42.7	$15.0	$448.6
Operating income (loss)	143.5	0.3	(1.4)	142.4
Earnings available for common stock				79.6

Nine Months Ended Sep. 30, 2006
Operating revenues	$1,039.5	$250.7	$44.4	$1,334.6
Operating income (loss)	233.6	12.8	(1.0)	245.4
Earnings available for common stock				122.2

Nine Months Ended Sep. 30, 2005
Operating revenues	$955.0	$218.0	$47.8	$1,220.8
Operating income	244.8	5.8	0.2	250.8
Earnings available for common stock				118.1

(12) ASSETS AND LIABILITIES HELD FOR SALE

In January 2006, IPL completed the sale of its interest in DAEC. Refer to Note 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the DAEC sale. In addition, IPL has entered into an agreement to sell its Illinois electric and gas utility properties. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which are recorded as held for sale. The operating results of IPL’s interest in DAEC and its Illinois electric and gas utility properties were not reported as discontinued operations at Sep. 30, 2006. The components of assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	Sep. 30,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$34.3	$626.7
Gas plant in service	13.1	13.0
Other plant in service	0.1	0.1
Accumulated depreciation	(17.1)	(412.6)
Net plant	30.4	227.2
Construction work in progress	--	3.6
Other, less accumulated depreciation	--	40.2
Property, plant and equipment, net	30.4	271.0
Current assets	--	13.0
Nuclear decommissioning trust funds	--	187.7
Other assets	1.2	17.9
Total assets held for sale	31.6	489.6
Liabilities held for sale:
Current liabilities	--	1.2
AROs	--	179.0
Other long-term liabilities	5.2	52.1
Total liabilities held for sale	5.2	232.3
Net assets held for sale	$26.4	$257.3

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

	(in millions)
Operating revenues:
Electric utility	$334.5	$318.6	$850.9	$794.6
Gas utility	31.3	46.5	190.9	208.8
Other	2.6	3.3	8.8	9.2

	368.4	368.4	1,050.6	1,012.6

Operating expenses:
Electric production fuel and purchased power	217.9	195.5	516.2	452.4
Cost of gas sold	16.0	32.7	119.7	142.1
Other operation and maintenance	59.3	49.8	176.0	187.3
Depreciation and amortization	26.5	26.7	79.7	81.4
Taxes other than income taxes	9.9	8.6	29.2	26.4

	329.6	313.3	920.8	889.6

Operating income	38.8	55.1	129.8	123.0

Interest expense and other:
Interest expense	11.6	10.8	36.3	29.7
Equity income from unconsolidated investments	(7.2)	(6.8)	(20.4)	(18.6)
Allowance for funds used during construction	(0.9)	(0.8)	(2.7)	(2.5)
Interest income and other	(0.2)	(0.6)	(0.7)	(1.3)

	3.3	2.6	12.5	7.3

Income before income taxes	35.5	52.5	117.3	115.7

Income taxes	12.9	18.1	44.1	41.8

Net income	22.6	34.4	73.2	73.9

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$21.8	$33.6	$70.7	$71.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2006	2005

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,102.3	$2,047.1
Gas plant in service	327.6	319.4
Other plant in service	212.2	222.0
Accumulated depreciation	(1,085.4)	(1,054.6)

Net plant	1,556.7	1,533.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	115.6	120.2
Construction work in progress	57.1	53.0
Other, less accumulated depreciation	4.7	1.4

	1,734.1	1,708.5

Current assets:
Cash and temporary cash investments	4.5	-
Accounts receivable:
Customer, less allowance for doubtful accounts	137.8	167.5
Other, less allowance for doubtful accounts	40.6	40.0
Production fuel, at average cost	22.2	20.2
Materials and supplies, at average cost	20.9	18.2
Gas stored underground, at average cost	29.5	40.2
Regulatory assets	54.8	32.7
Assets held for sale	22.4	26.1
Other	64.0	65.5

	396.7	410.4

Investments:
Investment in American Transmission Company LLC	165.1	152.4
Other	21.8	44.6

	186.9	197.0

Other assets:
Regulatory assets	155.4	168.9
Deferred charges and other	155.4	182.8

	310.8	351.7

Total assets	$2,628.5	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2006	2005

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	526.0	525.8
Retained earnings	475.3	473.7
Accumulated other comprehensive loss	(2.9)	(3.1)

Total common equity	1,064.6	1,062.6

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	298.6	364.3

	1,423.2	1,486.9

Current liabilities:
Current maturities	105.0	-
Variable rate demand bonds	-	39.1
Commercial paper	94.8	93.5
Accounts payable	64.9	122.3
Accounts payable to associated companies	36.7	29.7
Regulatory liabilities	91.2	86.2
Liabilities held for sale	1.0	2.2
Other	71.7	51.5

	465.3	424.5

Other long-term liabilities and deferred credits:
Deferred income taxes	243.1	224.8
Regulatory liabilities	169.5	191.9
Capital lease obligations - Sheboygan Falls Energy Facility	119.2	120.8
Pension and other benefit obligations	96.7	101.8
Other	111.5	116.9

	740.0	756.2

Total capitalization and liabilities	$2,628.5	$2,667.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,
	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$73.2	$73.9
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	79.7	81.4
Other amortizations	25.1	26.6
Deferred tax expense (benefit) and investment tax credits	18.3	(10.8)
Equity income from unconsolidated investments	(20.4)	(18.6)
Distributions from equity method investments	16.9	18.1
Other	(1.3)	(0.1)
Other changes in assets and liabilities:
Accounts receivable	29.1	9.1
Gas stored underground	10.7	(1.6)
Regulatory assets	(26.5)	(90.7)
Derivative assets	9.8	(15.6)
Accounts payable	(38.4)	12.5
Regulatory liabilities	(16.6)	37.7
Accrued taxes	(8.6)	19.2
Derivative liabilities	29.3	30.8
Benefit obligations and other	(5.1)	(4.1)

Net cash flows from operating activities	175.2	167.8

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(110.4)	(125.2)
Proceeds from asset sales	4.1	80.1
Purchases of securities within nuclear decommissioning trusts	-	(6.1)
Sales of securities within nuclear decommissioning trusts	-	83.4
Changes in restricted cash within nuclear decommissioning trusts	23.5	(17.3)
Other	(5.2)	2.4

Net cash flows from (used for) investing activities	(88.0)	17.3

Cash flows used for financing activities:
Common stock dividends	(69.1)	(66.8)
Preferred stock dividends	(2.5)	(2.5)
Proceeds from issuance of long-term debt	39.1	-
Reductions in long-term debt	(39.1)	(88.0)
Net change in short-term borrowings	1.3	(23.0)
Other	(12.4)	(2.0)

Net cash flows used for financing activities	(82.7)	(182.3)

Net increase in cash and temporary cash investments	4.5	2.8

Cash and temporary cash investments at beginning of period	-	0.1

Cash and temporary cash investments at end of period	$4.5	$2.9

Supplemental cash flows information:
Cash paid during the period for:
Interest	$35.3	$32.0

Income taxes, net of refunds	$46.9	$34.6

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$123.8

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2006 and 2005, the condensed consolidated financial position at Sep. 30, 2006 and Dec. 31, 2005, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2006 and 2005 have been made. Because of the seasonal nature of WPL’s operations, results for the three and nine months ended Sep. 30, 2006 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2006. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the component of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Earnings available for common stock	$21.8	$33.6	$70.7	$71.4
Other comprehensive income:
Minimum pension liability adjustment, net of tax	--	--	0.2	--
Comprehensive income	$21.8	$33.6	$70.9	$71.4

(5) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.5	$1.3	$4.6	$4.0	$1.0	$1.2	$3.1	$3.4
Interest cost	3.3	3.1	9.9	9.2	1.3	1.6	4.0	4.7
Expected return on plan assets	(4.4)	(4.3)	(13.4)	(12.8)	(0.4)	(0.5)	(1.3)	(1.4)
Amortization of:
Transition obligation	--	--	--	--	0.2	0.3	0.6	0.9
Prior service cost	0.2	0.2	0.6	0.6	--	--	--	--
Actuarial loss	1.0	0.8	3.3	2.5	0.3	0.6	0.9	1.8
Income statement impacts	1.6	1.1	5.0	3.5	2.4	3.2	7.3	9.4
Special termination benefits	--	--	--	--	--	(0.1)	--	1.0
	$1.6	$1.1	$5.0	$3.5	$2.4	$3.1	$7.3	$10.4

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL. The following table includes qualified pension benefits costs for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Nine Months		Three Months		Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Non-bargaining WPL employees
participating in other plans	$0.3	$0.1	$0.6	$0.3	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.5	0.5	1.6	2.0	$0.3	$0.6	$1.0	$1.7

WPL estimates that funding requirements for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2006 will be $0 and approximately $6 million, respectively, of which $4 million has been contributed to the other postretirement benefits plans through Sep. 30, 2006.

(10) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - As of Sep. 30, 2006, WPL’s minimum future commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $682 million, $58 million and $248 million, respectively. In addition, system-wide purchased power contracts of $127 million and coal contracts of $218 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

(11) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $6 million and $22 million for the three months ended Sep. 30, 2006 and 2005, and $13 million and $45 million for the nine months ended Sep. 30, 2006 and 2005, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended Sep. 30, 2006
Operating revenues	$334.5	$31.3	$2.6	$368.4
Operating income (loss)	39.9	0.4	(1.5)	38.8
Earnings available for common stock				21.8

Three Months Ended Sep. 30, 2005
Operating revenues	$318.6	$46.5	$3.3	$368.4
Operating income (loss)	55.1	0.6	(0.6)	55.1
Earnings available for common stock				33.6

Nine Months Ended Sep. 30, 2006
Operating revenues	$850.9	$190.9	$8.8	$1,050.6
Operating income (loss)	104.0	27.6	(1.8)	129.8
Earnings available for common stock				70.7

Nine Months Ended Sep. 30, 2005
Operating revenues	$794.6	$208.8	$9.2	$1,012.6
Operating income (loss)	103.3	23.4	(3.7)	123.0
Earnings available for common stock				71.4

(12) ASSETS AND LIABILITIES HELD FOR SALE

WPL has entered into an agreement to sell its Illinois utility subsidiary, South Beloit Water, Gas and Electric Company (South Beloit). In July 2006, WPL completed the sale of the water utility within South Beloit for $4 million. WPL has applied the provisions of SFAS 144 to the South Beloit assets and liabilities, which are recorded as held for sale. The operating results of South Beloit were not reported as discontinued operations at Sep. 30, 2006. The components of assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheets were as follows (in millions):

	Sep. 30,	Dec. 31,
	2006	2005
Assets held for sale:
Property, plant and equipment:
Electric plant in service	$21.0	$20.3
Gas plant in service	13.3	12.7
Other plant in service	--	6.7
Accumulated depreciation	(13.5)	(14.2)
Net plant	20.8	25.5
Construction work in progress	1.6	0.6
Property, plant and equipment, net	22.4	26.1
Liabilities held for sale:
Long-term liabilities	1.0	2.2
Net assets held for sale	$21.4	$23.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal, state and international regulatory or governmental actions, including the impact of energy-related legislation in Congress, federal tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover purchased power, fuel and fuel-related costs through rates in a timely manner; the impact higher fuel and fuel-related prices and other economic conditions may have on customer demand for utility services, customers’ ability to pay utility bills and Alliant Energy’s ability to collect unpaid utility bills; financial impacts of Alliant Energy’s hedging strategies, including the impact of weather hedges on Alliant Energy’s utility earnings; costs associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; weather effects on results of operations; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s PPAs; issues related to electric transmission, including operating in the MISO energy market, the impact of potential future billing adjustments from MISO, recovery of costs incurred, and legislative and regulatory issues affecting such transmission; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of incremental costs through rates; unanticipated construction and acquisition expenditures; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; developments that adversely impact Alliant Energy’s ability to implement its strategic plan, including Alliant Energy’s ability to complete its proposed or potential divestitures of various businesses and investments, including Mexico and New Zealand, on a timely basis and for anticipated proceeds; the impact of necessary accruals or adjustments for the terms of Alliant Energy’s short- and long-term incentive compensation plans; the incurrence of any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; continued access to the capital markets; Alliant Energy’s ability to achieve its dividend payout ratio goal; material declines in the fair market value of, or expected cash flows from, Alliant Energy’s investments; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; the effect of accounting pronouncements issued periodically by standard-setting bodies; volatile foreign exchange rates in New Zealand; Alliant Energy’s ability to continue cost controls and operational efficiencies; Alliant Energy’s ability to identify and successfully complete potential acquisitions and/or development projects; the ability to utilize any tax capital losses generated to-date and those that may be generated in the future before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; inflation and interest rates; and factors listed in “Other Matters - Other Future Considerations” in this report and “Risk Factors” in Item 1A of the latest combined Annual Report on Form 10-K. Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose first tier subsidiaries include IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota, as well as the utility operations of Illinois properties that Alliant Energy is divesting. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin, as well as the utility operations of Illinois properties that Alliant Energy is divesting. Resources manages a portfolio of wholly-owned subsidiaries and additional investments through distinct platforms: Non-regulated Generation (generation projects); International (foreign energy delivery, generation and infrastructure systems in New Zealand that Alliant Energy is divesting); and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments, as well as a resort development in Mexico that Alliant Energy is divesting). Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the third quarter were as follows (dollars in millions):

	2006		2005
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$85.9	$0.73	$113.1	$0.97
Non-regulated (Resources)	(1.7)	(0.01)	(16.6)	(0.15)
Alliant Energy parent and other (primarily taxes,
interest and administrative and general)	3.6	0.03	3.1	0.03
Income from continuing operations	87.8	0.75	99.6	0.85
Income (loss) from discontinued operations	(9.0)	(0.08)	12.9	0.11
Net income	$78.8	$0.67	$112.5	$0.96

The lower earnings from Alliant Energy’s utility business were largely due to the net impact of weather and weather hedging activities on its electric margins, a higher effective income tax rate and higher nuclear-related costs. The improved results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to a pre-tax, non-cash asset valuation charge of $40 million (after-tax charge of $23 million, or $0.20 per share) recorded in the third quarter of 2005 related to Alliant Energy’s Brazil investments, which Alliant Energy sold in the first quarter of 2006. Also contributing to improved non-regulated results were pre-tax charges related to further debt reductions at Resources of $29 million (after-tax charges of $18 million, or $0.15 per share) in the third quarter of 2005. These items were partially offset by foreign currency transaction losses of $14 million (after-tax charge of $9 million, or $0.08 per share) incurred in the third quarter of 2006 associated with Alliant Energy’s New Zealand investments, and income realized in 2005 related to tax adjustments and earnings from Alliant Energy’s Brazil and synthetic fuel processing facility investments, which have since been sold. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during the third quarter of 2006 and 2005.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2006 to 2013 time period is as follows (megawatts (MW)):

Owner or				Expected
Counterparty		Owned	Capacity	Commercial
to PPA	Generation Type	or PPA	(MW)	Operation Date	Notes
IPL and/or WPL	Wind	PPA	50-100	2007
WPL	Wind	Owned	80-100	2008	(1)
IPL	Wind	Owned	100	2008
WPL	Wind	Owned	200	By end of 2009	(2)
WPL	Clean coal technology (Base-load)	Owned	300	2012	(3)
IPL and/or WPL	Anaerobic digesters	PPA	3	2013
IPL	Clean coal technology (Base-load)	Owned	250	2013 or 2014	(4)

(1)

In July 2006, WPL purchased the development rights for an 80 to 100 MW wind farm project located in Wisconsin. In September 2006, WPL filed for approval from the PSCW to construct the wind farm and to specify in advance fixed financial parameters and rate making principles. In the regulatory application with the PSCW, WPL requested a return on equity of 12.9% along with a regulatory capital structure which includes a 53% common equity ratio and a return on construction work in progress. WPL expects a decision from the PSCW in early 2007. The expected commercial operation date is subject to the timing of pending regulatory approval and availability of wind turbines. Depending on the final model and size of wind turbines selected, WPL estimates the cost of the project will be between $140 million and $175 million.

(2)

The additional wind generation that WPL expects to add by 2009 is anticipated to be sufficient to allow WPL to meet the future renewable portfolio standards for Wisconsin utilities enacted in March 2006. Refer to “Rates and Regulatory Matters” for additional information regarding the new Wisconsin law.

(3)

The preferred site of the new facility is adjacent to the Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. WPL expects to file for approval from the PSCW to proceed with construction of the new facility and to specify in advance fixed financial parameters and rate making principles by the first quarter of 2007. The current cost estimate for the new facility is between $570 million and $670 million. In addition, WPL anticipates expenditures of between $130 million and $170 million for improvements that it expects will benefit fuel-related costs and the efficiency of both the new facility and the existing Nelson Dewey facility. These cost estimates are in 2006 dollars and exclude allowance for funds used during construction.

(4)	IPL is currently re-evaluating the cost estimates for this clean-coal technology generation as a result of escalations in construction labor and material costs.

Alliant Energy currently has a PPA in place with a Calpine subsidiary for the purchase of energy and capacity from 466 MW RockGen, a simple cycle gas peaking unit, in Christiana, Wisconsin to help meet its capacity needs from 2007 through 2009. For contingency planning purposes, Alliant Energy has requested proposals for WPL’s summer peaking power supply needs for the years 2007 through 2009 if RockGen becomes unavailable as a result of the Calpine bankruptcy proceeding. In addition, Alliant Energy has also requested longer-term proposals for either a PPA or the purchase of a facility to meet the peaking power supply needs of IPL and WPL beginning in 2008. Alliant Energy has received responses from interested parties, but is awaiting additional clarity and action from the Calpine bankruptcy proceedings and FERC prior to taking any action regarding the responses.

Non-regulated Business Divestitures - In October 2006, Alliant Energy entered into an agreement to sell its interest in AENZ for a purchase price of approximately $290 million to Infratil. Such purchase price is subject to certain adjustments through the closing date which is expected in December 2006. After payment of closing costs and the repayment of an intercompany loan with AENZ, Alliant Energy expects to realize net proceeds of approximately $175 million from the sale. Alliant Energy plans to use these expected proceeds for general corporate purposes. Under the agreement, Infratil will assume the obligations for AENZ’s non-recourse redeemable preference shares which were $157 million at Sep. 30, 2006. As a result of this pending sale transaction, Alliant Energy expects to realize an after-tax gain of approximately $1.10 to $1.20 per diluted share in the fourth quarter of 2006. Pursuant to the applicable accounting rules, the results from Alliant Energy’s investments in New Zealand will continue to be reported in Alliant Energy’s earnings from continuing operations. The sale is subject to customary closing conditions and approval by both Infratil’s and TrustPower’s shareowners, and the receipt of a bank consent.

Marketing efforts for the sale of Alliant Energy’s investment in Mexico have resulted in the receipt of several bids. Progress with the preferred bidder has stalled pending confirmation of the purchaser’s financial capability to close. Alliant Energy is currently evaluating the other in hand bids and anticipates receiving additional bids in early November. Alliant Energy will continue to evaluate the bids received and the financial condition of all interested parties. Alliant Energy expects to complete the divestiture of its investment in Mexico by March 2007. In February 2006, Alliant Energy completed the sale of its interest in three additional generating facilities in China and received net proceeds of approximately $73 million. In April 2006, Alliant Energy received the final installment payment of the $4 million purchase price for one additional generating facility in China. In August 2006, Alliant Energy received the initial installment payment of the $2 million purchase price for one additional generating facility in China. In October 2006, Alliant Energy entered into sales agreements for its remaining two generating facilities in China for aggregate net proceeds of approximately $5 million. In April 2006, Alliant Energy also completed the sale of its two gas gathering pipeline systems and received net proceeds of approximately $23 million.

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

									Authorized
								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (1)	Date	Granted (1)	Date	Date	Equity	Notes
WPL:
2005/2006 retail	E/G	9/04	$63	N/A	N/A	$21	7/05	N/A	11.5%
2007 retail	E/G	3/06	96	N/A	N/A	TBD	TBD	1/07	TBD	(2)
2005 retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A	N/A
2005 retail (F-R)	E	8/05	96	96	Q4 ’05	54	9/06	N/A	N/A	(3)
Wholesale	E	8/04	12	12	1/05	8	1/05	N/A	N/A	(4)
Wholesale	E	9/06	9	TBD	TBD	TBD	TBD	1/07	N/A	(5)
IPL:
IA retail	E	3/04	149	98	6/04	107	2/05	N/A	(a)
IA retail	G	4/05	19	13	4/05	14	11/05	N/A	10.4%
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%	(6)

(a) Emery Generating Facility (Emery) - 12.23% and Other - 10.7%

(1)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(2)

The amount of increase requested assumed fuel-related rates as of the end of 2006 would equal interim fuel-related rates granted in December 2005. Any change in this assumption may result in changes in the final increase amount approved. However, such changes are not expected to have a meaningful impact on Alliant Energy’s earnings as revenues and costs would be declining.

(3)

In September 2006, the PSCW approved a stipulation agreement submitted by WPL and interveners that established final fuel-related rates at a level reflective of actual fuel costs incurred from July 1, 2005 through June 30, 2006. The approval also allowed previously deferred, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions to be included in the actual fuel costs and resolved all issues in the rate case regarding risk management activities and forecasting methodologies. As part of the settlement, WPL agreed it would not file another fuel-related rate case during the remainder of 2006 and would not seek deferral of unforeseen, unbudgeted extraordinary fuel cost increases for the remainder of 2006 unless the cost increases meet or exceed a threshold amount of 6% of annual fuel costs, rather than the threshold amount of 2% previously established by the PSCW. At Sep. 30, 2006, WPL had recorded a $36.6 million reserve for rate refund and associated interest, based on final rates, which were lower than interim rates collected to date. WPL has refunded this amount to customers in the fourth quarter of 2006. As part of the settlement, WPL also agreed to refund any over-collection of fuel costs in the second half of 2006. Based on an under-recovery of fuel-related costs during the third quarter of 2006 and expected fuel-related costs for the fourth quarter of 2006, WPL does not anticipate any additional refund obligation related to fuel-related recoveries in the second half of 2006.

(4)

In April 2006, FERC issued the final written order approving the $8 million annual rate increase included in WPL’s settlement agreement with its wholesale customers. Final rates were applied to all service rendered on and after Jan. 1, 2005. Amounts collected in excess of the final rates were refunded to customers in June 2006.

(5)

In September 2006, WPL filed a request with FERC to implement a formula rate structure for its wholesale electric customers. The proposed rate structure uses formulas, based on historical data that adjust annually, to determine applicable wholesale rates.

(6)	Amounts collected in excess of the final rates were refunded to customers, with interest, in July 2006.

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

Recent Regulatory-related Legislative Developments - In August 2006, the President signed the Pension Protection Act of 2006. This legislation includes changes to the minimum funding level requirements beginning in 2008. Alliant Energy is currently evaluating this legislation, but does not expect it will have a significant impact on its results of operations.

In March 2006, a new law governing renewable energy and energy efficiency was enacted in Wisconsin that commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003. Utilities must increase renewable retail electric sales as a percentage of total retail electric sales by 2% above the benchmark by 2010, and by 6% above the benchmark by 2015. Utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits. In addition, the new law requires Wisconsin utilities to allocate 1.2% of annual operating revenues to a statewide energy efficiency and renewable resource fund to be jointly administered by public utilities beginning in 2007. Refer to “Strategic Overview - Utility Generation Plan” for discussion of recent changes to WPL’s generation plan which will help WPL meet the new RPS.

Other Recent Regulatory Developments -

Utility Fuel Cost Recovery - In September 2006, WPL and certain other investor-owned utilities jointly filed with the PSCW proposed changes to the current retail electric fuel cost recovery rules in Wisconsin. The proposal recommends each utility annually file a forecast of total fuel costs and sales for the upcoming 12-month period, which will be used to determine fuel-related rates for such period. Any under- or over-collection of actual fuel costs for a utility during such 12-month period would be reflected in an escrow account for that utility. The balance of the escrow account at the end of each year would be included in the forecast of total fuel costs for the following 12-month period allowing recovery of under-collected costs or refund of over-collected costs in each subsequent year. The proposal also provides the PSCW an opportunity to review the actual fuel costs for each 12-month period to ensure the fuel costs were prudent. The definition of fuel costs would also be expanded to specifically include MISO energy market costs and revenues, emission allowance and trading costs and revenues, renewable resource credit costs and revenues and other variable operation and maintenance costs. A consensus meeting with the PSCW is currently planned in the fourth quarter of 2006. WPL is currently unable to predict the final outcome of this proposal. Prior to any change to the fuel rules being approved and eliminated, WPL anticipates that the criteria in 2007 to qualify for a fuel filing will be based on a band of plus 2% and minus 0.5% of annual fuel costs.

In September 2006, the PSCW staff proposed WPL’s current performance-based gas cost recovery program be eliminated and replaced with a cost recovery mechanism that provides a one-for-one pass through of gas costs to customers. WPL realized pre-tax income from this program of $12 million and $10 million for the nine months ended Sep. 30, 2006 and 2005, respectively. WPL is currently unable to predict the final outcome of this proposal.

Sale of Water Utility in South Beloit, Illinois - In June 2006, WPL received approval from the Illinois Commerce Commission to sell its South Beloit water utility operations, which sale was completed in July 2006. Refer to “Strategic Overview - Utility Business Divestitures” for additional details of the sale.

Kewaunee Decommissioning Trust Assets - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of FERC’s approval for WPL to refund the wholesale portion of the Kewaunee-related non-qualified decommissioning trust assets to WPL’s wholesale customers in the second quarter of 2006.

DAEC Sale - Refer to Notes 1(b) and 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of regulatory impacts of the gain realized from the sale of IPL’s interest in DAEC in January 2006.

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

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2006 and 2005 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins, megawatt-hour (MWh) sales and cooling degree day (CDD) data for Alliant Energy for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$273.8	$266.5	3%	2,217	2,348	(6%)
Commercial	174.8	152.8	14%	1,716	1,682	2%
Industrial	228.8	192.8	19%	3,295	3,206	3%
Total from retail customers	677.4	612.1	11%	7,228	7,236	--
Sales for resale	65.4	81.9	(20%)	1,408	1,390	1%
Other	4.9	15.5	(68%)	40	43	(7%)
Total revenues/sales	747.7	709.5	5%	8,676	8,669	--
Electric production fuel and
purchased power expense	400.4	307.8	30%
Margins	$347.3	$401.7	(14%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$666.7	$631.0	6%	5,829	6,022	(3%)
Commercial	426.1	377.2	13%	4,647	4,598	1%
Industrial	586.1	506.3	16%	9,585	9,555	--
Total from retail customers	1,678.9	1,514.5	11%	20,061	20,175	(1%)
Sales for resale	172.5	201.3	(14%)	4,117	4,226	(3%)
Other	39.0	33.8	15%	126	132	(5%)
Total revenues/sales	1,890.4	1,749.6	8%	24,304	24,533	(1%)
Electric production fuel and
purchased power expense	993.6	759.9	31%
Margins	$896.8	$989.7	(9%)

	Three Months Ended Sep. 30,			Nine Months Ended Sep. 30,
	Actual			Actual
CDD*:	2006	2005	Normal	2006	2005	Normal
Cedar Rapids (IPL)	241	277	276	325	393	377
Madison (WPL)	224	270	183	283	404	248

* CDD are calculated using a 70 degree base.

Electric revenues and fuel and purchased power energy costs were higher for the three- and nine-month periods compared to the same periods last year primarily due to increased commodity prices and the PSCW approval for WPL to record $20 million of previously deferred costs associated with coal conservation efforts due to coal delivery disruptions in “Electric production fuel and purchased power expense” in the third quarter of 2006. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs and WPL’s fuel-related rate increase, these increases in fuel and purchased power energy costs alone did not have a significant impact on electric margins. Electric margins decreased $54.4 million, or 14%, and $92.9 million, or 9%, for the three- and nine-month periods, respectively, primarily due to higher purchased power capacity costs, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006 and the negative impact high electric prices and other economic conditions had on customer usage during 2006. These decreases were partially offset by improved recoveries of fuel and purchased power energy costs at WPL in 2006 and continued retail customer growth in Alliant Energy’s service territory. The three-month decrease was also partially offset by a 3% increase in industrial sales, largely due to several large customers shut down for maintenance outages in the third quarter of 2005. WPL estimates it under-recovered approximately $7 million and $20 million of retail fuel-related costs in the third quarter of 2006 and 2005, respectively. The nine-month period in 2005 also included under-recoveries of approximately an additional $23 million in the first half of 2005. This was largely due to the impact of incremental purchased power energy costs resulting from an unplanned outage at Kewaunee in the first and second quarters of 2005 and the impact of coal supply constraints from the Power River Basin in the second quarter of 2005. The nine-month comparison was also positively impacted by rate increases implemented in 2005, net of any reserves for rate refunds.

Alliant Energy sold its interests in its two nuclear facilities, Kewaunee and DAEC, in July 2005 and January 2006, respectively. Prior to the sale of these facilities, the operating expenses related to the facilities consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the facilities, Alliant Energy entered into PPAs with the new owners of the facilities and its share of the costs associated with these facilities is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are somewhat offsetting in nature and also do not capture other benefits from the sales including, among others, the impact of the application of the sales proceeds. For the three- and nine-month periods in 2006, Alliant Energy incurred $54 million ($37 million at IPL and $17 million at WPL) and $144 million ($93 million at IPL and $51 million at WPL), respectively, of capacity costs related to the DAEC and Kewaunee PPAs. For the three- and nine-month periods in 2005, Alliant Energy incurred $15 million of capacity costs related to the Kewaunee PPA.

The increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	$--	$8	($8)	$10
Losses from weather derivatives *	(12)	--	(6)	(9)
Net weather impact	($12)	$8	($14)	$1

* Recorded in “Other” revenues in the above tables.

Alliant Energy utilizes weather derivatives to reduce the potential volatility on its margins. Alliant Energy entered into weather derivatives based on CDD at Chicago for the periods June 1 through Aug. 31 in 2006 and 2005. In each year, the terms of these agreements capped the amount Alliant Energy could pay to, or receive from, the counterparty at the end of the agreements at $9 million. Electric margins for the three months ended Sep. 30, 2006 included $12 million of losses from weather derivatives, which includes the $9 million payment to the counterparty as well as a reversal of $3 million of income from weather derivatives recognized in the second quarter of 2006. In 2005, no such loss related to weather derivatives occurred in the third quarter of the year, since the full $9 million payment to the counterparty was recorded as a loss in the second quarter due to historically hot weather experienced in June 2005. As a result, electric margins for the three months ended Sep. 30, 2006 were $12 million lower than the same period in 2005 related to the effects of the weather derivatives.

The weather derivatives for June 1, 2006 through Aug. 31, 2006 did not produce the results expected by Alliant Energy. While CDD have historically been highly correlated between Chicago and Alliant Energy’s service territory, this was not the case in 2006 as CDD were 16% above normal in Chicago during June 1 through August 31, compared to 15% and (12%) in Madison and Cedar Rapids, respectively. Alliant Energy estimates this lack of correlation resulted in it incurring losses from the weather derivatives that exceeded by approximately $6 million the positive impact on its demand from the warmer than normal weather conditions during June 1, 2006 through Aug. 31, 2006.

In addition to the impact of the weather derivatives, Alliant Energy estimates the impact on demand compared to normal weather for July 1 through Aug. 31 of 2006 and 2005 (i.e., the final two months of the period covered by the weather derivatives) was $6 million ($3 million at IPL and $3 million at WPL) and $3 million ($1 million at IPL and $2 million at WPL), respectively. Further, Alliant Energy estimates the impact on demand compared to normal weather for September 2006 and 2005 (such periods were not covered by weather derivatives) was ($6) million (($4) million at IPL and ($2) million at WPL) and $5 million ($3 million at IPL and $2 million at WPL), respectively. As a result, electric margins for the three months ended Sep. 30, 2006 were $8 million lower than the same period in 2005 related to the impact of demand compared to normal weather.

Sales for resale revenues decreased $16.5 million and $28.8 million during the three- and nine-month periods, respectively, primarily due to lower sales in the restructured wholesale energy market operated by MISO and decreases in wholesale customer sales at WPL due to milder weather conditions. The lower sales for resale revenues did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins, dekatherm (Dth) sales and heating degree day (HDD) data for Alliant Energy for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$29.6	$30.3	(2%)	1,707	1,635	4%
Commercial	17.4	19.7	(12%)	1,724	1,671	3%
Industrial	7.1	7.7	(8%)	927	777	19%
Total from retail customers	54.1	57.7	(6%)	4,358	4,083	7%
Transportation/other	13.9	31.5	(56%)	14,373	15,581	(8%)
Total revenues/sales	68.0	89.2	(24%)	18,731	19,664	(5%)
Cost of gas sold	36.3	60.1	(40%)
Margins	$31.7	$29.1	9%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$237.4	$217.2	9%	17,459	19,240	(9%)
Commercial	136.3	118.4	15%	12,237	12,599	(3%)
Industrial	27.5	25.1	10%	3,093	2,905	6%
Total from retail customers	401.2	360.7	11%	32,789	34,744	(6%)
Transportation/other	40.4	66.1	(39%)	40,454	47,521	(15%)
Total revenues/sales	441.6	426.8	3%	73,243	82,265	(11%)
Cost of gas sold	300.3	297.0	1%
Margins	$141.3	$129.8	9%

	Three Months Ended Sep. 30,			Nine Months Ended Sep. 30,
	Actual			Actual
HDD*:	2006	2005	Normal	2006	2005	Normal
Cedar Rapids (IPL)	181	66	152	3,822	3,896	4,321
Madison (WPL)	216	78	206	4,070	4,165	4,572

* HDD are calculated using a 65 degree base.

Gas revenues and cost of gas sold were lower during the three-month period and higher during the nine-month period compared to the same periods last year primarily due to changes in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $11.5 million, or 9%, for the nine-month period primarily due to rate increases implemented in 2005, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners) and continued retail customer growth in Alliant Energy’s service territory. WPL’s performance-based gas commodity recovery program increased gas margins by $12 million and $10 million for the nine months ended Sep. 30, 2006 and 2005, respectively. The nine-month increase was partially offset by the negative impact high gas prices in the first quarter of 2006 had on customer usage during that period and the impact on margins from lower transportation/other sales. Transportation/other sales decreased primarily due to lower demand from natural gas-fired electric generating facilities due to milder weather conditions.

The decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on retail demand compared to normal weather	$--	$--	($7)	($4)
Gains from weather derivatives *	--	--	6	--
Net weather impact	$--	$--	($1)	($4)

* Recorded in “Transportation/other” revenues in the above tables.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings and Note 9(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by IPL and WPL in the fourth quarter of 2006 to reduce potential volatility on their margins from Nov. 1, 2006 through Mar. 31, 2007.

Non-regulated Revenues - Details regarding Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Environmental engineering and site remediation	$24.4	$22.5	$61.5	$70.5
WindConnect™	22.0	20.3	27.2	27.5
Transportation	9.2	6.6	24.7	19.1
Non-regulated Generation	6.8	7.8	19.6	21.7
Other (includes eliminations)	(3.6)	--	(0.1)	0.6
	$58.8	$57.2	$132.9	$139.4

The decreased Environmental engineering and site remediation revenues for the nine-month period were primarily due to the impact of revenues recognized from a large construction management project in the first and second quarters of 2005. The increased Transportation revenues for the three- and nine-month periods were primarily due to higher railcar activity. The decreased Other revenues for the three- and nine-month periods were primarily due to increased intercompany eliminations. Other revenues for the nine-month period were also impacted by a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy as part of the DAEC sale in January 2006.

Other Operating Expenses - Other operation and maintenance expenses for the utilities decreased $6.2 million and $52.2 million for the three- and nine-month periods, respectively, primarily due to the impact of the sale of Alliant Energy’s nuclear facilities as discussed in “Utility Electric Margins.” For the three- and nine-month periods in 2005, Alliant Energy incurred approximately $14 million (primarily IPL) and $66 million ($44 million at IPL and $22 million at WPL), respectively, of other operation and maintenance expenses related to the nuclear facilities. IPL also incurred $4 million of employee separation expenses in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. These decreases were partially offset by $3 million and $7 million of higher energy conservation expenses at IPL for the three- and nine-month periods, respectively. The three-month decrease was also partially offset by higher transmission and distribution expenses at WPL. The nine-month decrease was also partially offset by higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans.

Non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Environmental engineering and site remediation	$21.4	$20.2	$55.9	$63.7
WindConnect™	21.6	20.2	27.5	27.7
Transportation	4.3	2.8	12.5	8.8
Non-regulated Generation	2.3	3.6	8.3	12.0
International	0.8	1.7	3.9	7.5
Other (includes eliminations)	(2.8)	1.8	1.2	6.9
	$47.6	$50.3	$109.3	$126.6

The Environmental engineering and site remediation, Transportation and Other variances were largely driven by the same factors impacting the revenue variances discussed above. The decrease in International expenses for the nine-month period was due to litigation-related expenses incurred in the second quarter of 2005 related to Alliant Energy’s defense of its shareholder rights in its Brazil investments.

Depreciation and amortization expense decreased $16.0 million and $45.8 million for the three- and nine-month periods, respectively. The decreases were primarily due to lower nuclear depreciation of $9 million and $29 million, respectively, as a result of the DAEC and Kewaunee sales, the implementation of new depreciation rates at IPL effective Jan. 1, 2006 and lower amortization expense from non-regulated businesses largely due to the sale of Alliant Energy’s investment in its synthetic fuel processing facility. The new depreciation rates at IPL decreased depreciation expense for the three- and nine-month periods by approximately $6 million and $16 million, respectively. These decreases were partially offset by the impact of property additions.

Taxes other than income taxes increased $5.3 million during the nine-month period primarily due to increased gross receipts taxes at WPL and property taxes at IPL.

Interest Expense and Other - Interest expense decreased $11.0 million and $24.8 million during the three-and nine-month periods primarily due to Resources’ retirement of senior notes in 2006 and 2005 and the use of proceeds from the sales of Alliant Energy’s nuclear facilities to retire debt at IPL and WPL. The nine-month decrease was partially offset by interest expense from the issuance of debt by Sheboygan Power LLC and Resources’ wholly-owned New Zealand subsidiary in 2005 and $3 million of capitalized interest in 2005 related to the construction of the Sheboygan Falls Energy Facility (SFEF). The comparison was also impacted by interest expense accrued in 2006 on regulatory liabilities at IPL related to the gain on the sale of DAEC and at WPL related to the reserve for rate refund associated with its fuel-related rate case. Refer to Note 7(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on Resources’ debt retirements and the associated losses incurred on the early extinguishment of debt during the nine-month periods in 2006 and 2005.

Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and a discussion of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively, and details related to non-cash valuation charges Alliant Energy recorded in 2005 related to its Brazil investments.

Interest income and other decreased $19.9 million and $15.5 million for the three- and nine-month periods, respectively. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 35.1% and 34.1% for the three- and nine-month periods ended Sep. 30, 2006, respectively. The effective income tax rates for the three- and nine-months periods ended Sep. 30, 2005 were 8.7% and (4.6%), respectively, which are not meaningful given the impact of Alliant Energy’s non-cash asset valuation charges related to its Brazil investments recorded in the second and third quarters of 2005. Excluding the impacts of these charges, the effective income tax rates were 17.2% and 19.4% for the three- and nine-month periods ended Sep. 30, 2005. The higher effective income tax rates in 2006 were primarily due to a reduction in tax credits of $6 million and $18 million for the three- and nine-month periods, respectively, due to the sale of Alliant Energy’s synthetic fuel processing facility in the fourth quarter of 2005, the impact of reversing approximately $14 million ($8 million in the second quarter of 2005 and $6 million in the third quarter of 2005) of deferred tax asset valuation allowances originally recorded prior to 2005 related to Alliant Energy’s ability to utilize anticipated capital losses, the impact of adjustments to prior period taxes recorded in the third quarter of 2005 related to the filing of the 2004 Federal tax return and the impact of foreign results and associated taxes. The increase for the nine-month period was partially offset by $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC.

Income (Loss) from Discontinued Operations - Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock decreased $15.4 million primarily due to lower electric margins and a higher effective tax rate, partially offset by lower operating expenses.

Electric Margins - Electric margins and MWh sales for IPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$154.4	$151.5	2%	1,211	1,288	(6%)
Commercial	109.6	93.5	17%	1,085	1,044	4%
Industrial	134.1	113.7	18%	1,993	1,958	2%
Total from retail customers	398.1	358.7	11%	4,289	4,290	--
Sales for resale	13.2	22.5	(41%)	350	290	21%
Other	1.9	9.7	(80%)	23	22	5%
Total revenues/sales	413.2	390.9	6%	4,662	4,602	1%
Electric production fuel and
purchased power expense	182.5	112.3	63%
Margins	$230.7	$278.6	(17%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$371.8	$352.9	5%	3,169	3,273	(3%)
Commercial	263.9	229.5	15%	2,930	2,876	2%
Industrial	341.9	296.2	15%	5,881	5,956	(1%)
Total from retail customers	977.6	878.6	11%	11,980	12,105	(1%)
Sales for resale	39.5	54.6	(28%)	1,062	1,144	(7%)
Other	22.4	21.8	3%	74	73	1%
Total revenues/sales	1,039.5	955.0	9%	13,116	13,322	(2%)
Electric production fuel and
purchased power expense	477.4	307.5	55%
Margins	$562.1	$647.5	(13%)

Electric revenues and fuel and purchased power energy costs were higher for the three- and nine-month periods compared to the same periods last year primarily due to increased commodity prices. Due to IPL’s rate recovery mechanisms for fuel and purchased power energy costs, these price increases alone had little impact on electric margins. Electric margins decreased $47.9 million, or 17%, and $85.4 million, or 13%, for the three- and nine-month periods, respectively, primarily due to higher purchased power capacity costs, the net impacts of weather conditions and IPL’s weather hedging activities, and the negative impact high electric prices and other economic conditions had on customer usage during 2006. Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses. These decreases were partially offset by higher energy conservation revenues and continued retail customer growth in IPL’s service territory. The three-month decrease was also partially offset by a 2% increase in industrial sales, largely due to several large customers shut down for maintenance outages in the third quarter of 2005. The higher energy conservation revenues were largely offset by higher energy conservation expenses.

The increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	($2)	$3	($8)	$3
Losses from weather derivatives *	(8)	--	(4)	(6)
Net weather impact	($10)	$3	($12)	($3)

* Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for IPL’s CDD data and additional details of net weather impacts.

Sales for resale revenues decreased $9.3 million and $15.1 million during the three- and nine-month periods, respectively, primarily due to lower sales in the restructured wholesale energy market operated by MISO. These lower sales for resale revenues did not have a significant impact on electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$17.4	$18.1	(4%)	945	926	2%
Commercial	9.5	11.5	(17%)	877	944	(7%)
Industrial	6.6	6.8	(3%)	852	678	26%
Total from retail customers	33.5	36.4	(8%)	2,674	2,548	5%
Transportation/other	3.2	6.3	(49%)	7,849	6,758	16%
Total revenues/sales	36.7	42.7	(14%)	10,523	9,306	13%
Cost of gas sold	20.3	27.4	(26%)
Margins	$16.4	$15.3	7%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$138.0	$122.6	13%	9,995	11,010	(9%)
Commercial	78.3	66.2	18%	6,817	7,062	(3%)
Industrial	21.8	19.3	13%	2,510	2,234	12%
Total from retail customers	238.1	208.1	14%	19,322	20,306	(5%)
Transportation/other	12.6	9.9	27%	24,021	22,695	6%
Total revenues/sales	250.7	218.0	15%	43,343	43,001	1%
Cost of gas sold	180.6	154.9	17%
Margins	$70.1	$63.1	11%

Gas revenues and cost of gas sold were higher during the nine-month period compared to the same period last year primarily due to changes in natural gas prices. Due to IPL’s rate recovery mechanisms for gas costs, these price differences alone had little impact on gas margins. Gas margins increased $7.0 million, or 11%, for the nine-month period primarily due to the impacts of rate increases implemented in 2005.

The increases (decreases) to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on retail demand compared to normal weather	$--	$--	($4)	($2)
Gains from weather derivatives *	--	--	3	--
Net weather impact	$--	$--	($1)	($2)

* Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for IPL’s HDD data, “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings and Note 9(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by IPL in the fourth quarter of 2006 to reduce potential volatility on its margins from Nov. 1, 2006 through Mar. 31, 2007.

Other Operating Expenses - Other operation and maintenance expenses decreased $15.8 million and $40.9 million for the three- and nine-month periods, respectively, primarily due to the impact of the sale of IPL’s nuclear facility as discussed in “Alliant Energy Results of Operations - Utility Electric Margins.” For the three- and nine-month periods in 2005, IPL incurred approximately $15 million and $44 million, respectively, of other operation and maintenance expenses related to DAEC. IPL also incurred $4 million of employee separation expenses in the second quarter of 2005 related to the elimination of certain corporate and operations support positions. These decreases were partially offset by $3 million and $7 million of higher energy conservation expenses for the three- and nine-month periods, respectively. The nine-month decrease was also partially offset by higher incentive-related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans.

Depreciation and amortization expense decreased $13.9 million and $37.7 million during the three- and nine-month periods, respectively, primarily due to lower nuclear depreciation of $9 million and $24 million, respectively, as a result of the DAEC sale in January 2006 and the implementation of new depreciation rates at IPL effective Jan. 1, 2006. The new depreciation rates decreased depreciation expense for the three- and nine-month periods by approximately $6 million and $16 million, respectively. These decreases were partially offset by the impact of property additions.

Taxes other than income taxes increased $2.2 million during the nine-month period, primarily due to increased property taxes.

Interest Expense and Other - Interest expense decreased $0.3 million and $0.5 million during the three- and nine-month periods, respectively, primarily due to the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt. This decrease was substantially offset by interest expense accrued in 2006 on IPL’s regulatory liability related to the gain on the DAEC sale.

Income Taxes - The effective income tax rates were 37.2% and 32.9% for the three- and nine-month periods in 2006, respectively, compared to 34.2% and 36.6% for the same periods last year. The increase for the three-month period was primarily due to the impacts of adjustments to prior period taxes recorded in the third quarter of 2005 related to the filing of the 2004 Federal tax return and property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. The decrease for the nine-month period was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased manufacturing production deductions. The nine-month decrease was partially offset by the prior period tax adjustments recorded in the third quarter of 2005.

WPL RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock decreased $11.8 million primarily due to higher operating expenses, lower electric margins and higher interest expense.

Electric Margins - Electric margins and MWh sales for WPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$119.4	$115.0	4%	1,006	1,060	(5%)
Commercial	65.2	59.3	10%	631	638	(1%)
Industrial	94.7	79.1	20%	1,302	1,248	4%
Total from retail customers	279.3	253.4	10%	2,939	2,946	--
Sales for resale	52.2	59.4	(12%)	1,058	1,100	(4%)
Other	3.0	5.8	(48%)	17	21	(19%)
Total revenues/sales	334.5	318.6	5%	4,014	4,067	(1%)
Electric production fuel and
purchased power expense	217.9	195.5	11%
Margins	$116.6	$123.1	(5%)

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$294.9	$278.1	6%	2,660	2,749	(3%)
Commercial	162.2	147.7	10%	1,717	1,722	--
Industrial	244.2	210.1	16%	3,704	3,599	3%
Total from retail customers	701.3	635.9	10%	8,081	8,070	--
Sales for resale	133.0	146.7	(9%)	3,055	3,082	(1%)
Other	16.6	12.0	38%	52	59	(12%)
Total revenues/sales	850.9	794.6	7%	11,188	11,211	--
Electric production fuel and
purchased power expense	516.2	452.4	14%
Margins	$334.7	$342.2	(2%)

Electric revenues and fuel and purchased power energy costs were higher for the three- and nine-month periods compared to the same periods last year primarily due to increased commodity prices and the PSCW approval for WPL to record $20 million of previously deferred costs associated with coal conservation efforts due to coal delivery disruptions in “Electric production fuel and purchased power expense” in the third quarter of 2006. Due to WPL’s fuel-related rate increase, these increases in fuel and purchased power energy costs alone did not have a significant impact on electric margins. Electric margins decreased $6.5 million, or 5%, and $7.5 million, or 2%, for the three- and nine-month periods, respectively, primarily due to the net impacts of weather conditions and WPL’s weather hedging activities, higher purchased power capacity costs, the impact of the settlement of WPL’s fuel-related rate case in the third quarter of 2006 and the negative impact high electric prices and other economic conditions had on customer usage during 2006. Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses. These decreases were partially offset by improved recoveries of fuel and purchased power energy costs in 2006 and continued retail customer growth in WPL’s service territory. WPL estimates it under-recovered approximately $7 million and $20 million of retail fuel-related costs in the third quarter of 2006 and 2005, respectively. The nine-month period in 2005 also included under-recoveries of approximately an additional $23 million in the first half of 2005. This was largely due to the impact of incremental purchased power energy costs resulting from an unplanned outage at Kewaunee in the first and second quarters of 2005 and the impact of coal supply constraints from the Power River Basin in the second quarter of 2005. The nine-month decrease was also partially offset by the impacts of rate increases implemented in 2005, net of any reserves for rate refunds.

The increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on demand compared to normal weather	$2	$5	$--	$7
Losses from weather derivatives *	(4)	--	(2)	(3)
Net weather impact	($2)	$5	($2)	$4

* Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins” for WPL’s CDD data and additional details of net weather impacts.

Sales for resale revenues decreased $7.2 million and $13.7 million during the three- and nine-month periods, respectively, primarily due to a decrease in wholesale customer demand due to milder weather conditions. The lower sales for resale revenues did not have a significant impact on electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three and nine months ended Sep. 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$12.2	$12.2	--	762	709	7%
Commercial	7.9	8.2	(4%)	847	727	17%
Industrial	0.5	0.9	(44%)	75	99	(24%)
Total from retail customers	20.6	21.3	(3%)	1,684	1,535	10%
Transportation/other	10.7	25.2	(58%)	6,524	8,823	(26%)
Total revenues/sales	31.3	46.5	(33%)	8,208	10,358	(21%)
Cost of gas sold	16.0	32.7	(51%)
Margins	$15.3	$13.8	11%

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Nine Months Ended Sep. 30:	2006	2005	Change	2006	2005	Change
Residential	$99.4	$94.6	5%	7,464	8,230	(9%)
Commercial	58.0	52.2	11%	5,420	5,537	(2%)
Industrial	5.7	5.8	(2%)	583	671	(13%)
Total from retail customers	163.1	152.6	7%	13,467	14,438	(7%)
Transportation/other	27.8	56.2	(51%)	16,433	24,826	(34%)
Total revenues/sales	190.9	208.8	(9%)	29,900	39,264	(24%)
Cost of gas sold	119.7	142.1	(16%)
Margins	$71.2	$66.7	7%

Gas margins increased $4.5 million, or 7%, for the nine-month period primarily due to improved results from WPL’s performance-based gas commodity cost recovery program (benefits are shared by ratepayers and shareowners), the net impacts of weather conditions and WPL’s weather hedging activities, and continued retail customer growth in WPL’s service territory. WPL’s performance-based gas commodity recovery program increased gas margins by $12 million and $10 million for the nine months ended Sep. 30, 2006 and 2005, respectively. The nine-month increase was partially offset by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period and the impact on margins from lower transportation/other sales. Transportation/other sales decreased for the three- and nine-month periods primarily due to lower demand from natural gas-fired electric generating facilities due to milder weather conditions.

The decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months
	2006	2005	2006	2005
Weather impacts on retail demand compared to normal weather	$--	$--	($3)	($2)
Gains from weather derivatives *	--	--	3	--
Net weather impact	$--	$--	$--	($2)

* Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins” for WPL’s HDD data, “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings and Note 9(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of weather derivatives entered into by WPL in the fourth quarter of 2006 to reduce potential volatility on its margins from Nov. 1, 2006 through Mar. 31, 2007.

Other Operating Expenses - Other operation and maintenance expenses increased $9.5 million and decreased $11.3 million for the three- and nine-month periods, respectively. The three-month increase was primarily due to higher transmission and distribution expenses and employee and retiree benefits costs (comprised of compensation, medical and pension costs). The nine-month decrease was primarily due to the impact of the sale of WPL’s nuclear facility as discussed in “Alliant Energy Results of Operations - Utility Electric Margins.” For the nine-month period in 2005, WPL incurred approximately $22 million of other operation and maintenance expenses related to Kewaunee. The nine-month decrease was partially offset by higher incentive- related compensation expenses resulting from improved performance in 2006 against the earnings and total shareowner return metrics established within the plans and other employee and retiree benefits costs.

Depreciation and amortization expense decreased $1.7 million during the nine-month period primarily due to lower nuclear depreciation of $5 million as a result of the Kewaunee sale, partially offset by property additions including SFEF. Taxes other than income taxes increased $2.8 million during the nine-month period primarily due to increased gross receipts taxes.

Interest Expense and Other - Interest expense increased $6.6 million for the nine-month period primarily due to affiliated interest expense associated with the SFEF capital lease WPL entered into in the second quarter of 2005 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s fuel-related rate case. The increases were partially offset by lower average borrowings primarily due to the use of proceeds from the Kewaunee sale in the third quarter of 2005 to retire debt.

Income Taxes - The effective income tax rates were 36.3% and 37.6 % for the three- and nine-month periods ended Sep. 30, 2006, respectively, compared with 34.5% and 36.1% for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except as described below.

Cash and Temporary Cash Investments - At Sep. 30, 2006, Alliant Energy and its subsidiaries had $120 million of cash and temporary cash investments.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2006	2005	2006	2005	2006	2005
Operating activities	$345.0	$510.2	$181.0	$338.1	$175.2	$167.8
Investing activities	367.5	(188.9)	196.5	(217.3)	(88.0)	17.3
Financing activities	(797.9)	(383.7)	(378.2)	(107.9)	(82.7)	(182.3)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities decreased $165 million primarily due to higher pension plan contributions, higher income tax payments and changes in working capital caused largely by the timing of vendor payments. These decreases were partially offset by the impact of fuel-related rate recoveries at WPL. IPL’s cash flows from operating activities decreased $157 million primarily due to higher pension plan contributions, higher income tax payments and changes in working capital caused largely by the timing of vendor payments. WPL’s cash flows from operating activities increased $7 million primarily due to the impact of fuel-related rate recoveries, partially offset by changes in working capital caused largely by the timing of vendor payments.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of recent changes to IPL’s sale of accounts receivable program.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities increased $556 million primarily due to higher proceeds received from asset sales and lower construction expenditures. IPL’s cash flows from investing activities increased $414 million primarily due to proceeds from the sale of its interest in DAEC in 2006 and lower construction expenditures. WPL’s cash flows used for investing activities increased $105 million primarily due to proceeds from the sale of its interest in Kewaunee in 2005 and lower proceeds from the liquidations of nuclear decommissioning trust fund assets in 2006 compared to 2005. These increases were partially offset by lower construction expenditures.

Construction and Acquisition Expenditures - Alliant Energy currently anticipates construction and acquisition expenditures for 2006 of $425 million reflecting a $50 million decrease in estimates provided earlier in 2006. The decrease for 2006 includes a $40 million reduction in utility expenditures, primarily due to lower expenditures for new and existing generating facilities, and a $10 million reduction in expenditures at non-regulated businesses.

Proceeds from Asset Sales - For the nine months ended Sep. 30, 2006, Alliant Energy’s asset divesture activities included IPL’s sale of its interest in DAEC, WPL’s sale of its water utility in South Beloit, Illinois and Alliant Energy’s sale of its Brazil investments, four generating facilities in China and two gas gathering pipeline systems. Proceeds from asset divestitures have been used primarily for debt reduction and general corporate purposes.

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities increased $414 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums, common stock repurchases and IPL’s retirement of a capital lease obligation. These increases were partially offset by higher proceeds from common stock issuances largely due to an increase in stock options exercised. IPL’s cash flows used for financing activities increased $270 million primarily due to changes in the amount of short-term debt issued and retired, higher common stock dividends and the retirement of a capital lease obligation. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the proceeds. WPL’s cash flows used for financing activities decreased $100 million primarily due to changes in the amount of debt issued and retired.

Shelf Registrations - In September 2006, IPL and WPL each filed separate shelf registration statements with the SEC. IPL’s shelf registration statement became effective in September 2006 and provides IPL flexibility to offer from time to time up to an aggregate of $250 million of preferred stock, unsecured debt securities and collateral trust bonds. WPL’s shelf registration statement became effective in September 2006 and provides WPL flexibility to offer from time to time up to an aggregate of $200 million of its preferred stock, unsecured debt securities and first mortgage bonds. As of Sep. 30, 2006, Alliant Energy, IPL and WPL had $208 million, $250 million and $200 million remaining available under their respective shelf registration statements.

Common Stock Issuances - Refer to Notes 5(b) and 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity plans for employees.

Common Stock Repurchase Program - Refer to Note 6 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Part II Other Information - Item 2 Unregistered Sales of Equity Securities and Use of Proceeds” for discussion of Alliant Energy’s common stock repurchase program, which has been and is expected to be funded primarily from available cash balances and proceeds from anticipated divestitures of non-regulated businesses.

Short- and Long-term Debt - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on short- and long-term debt.

Creditworthiness -

Credit Facilities - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant related to debt-to-capital ratios as follows:

	Covenant Requirement	Status at Sep. 30, 2006
Alliant Energy	Less than 65%	38%
IPL	Less than 58%	43%
WPL	Less than 58%	37%

Credit Ratings - In May 2006, Moody’s Investors Service upgraded the ratings of IPL’s senior unsecured long-term debt to A3 from Baa1 and Resources’ senior unsecured long-term debt to Baa1 from Baa2.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K. Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding changes to IPL’s sale of accounts receivable program.

Guarantees and Indemnifications - Alliant Energy has several guarantees and indemnifications outstanding related to its recent divestiture activities. Refer to Note 10(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2005 and has not changed materially from the items reported in the 2005 Form 10-K, except for the items described in Notes 7, 10(a) and 13 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

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

Commodity Price Risk - Current and forecasted prices of electric and natural gas commodities decreased significantly during the nine-month period in 2006. This was a result of higher than normal commodity prices at the end of 2005, relative to historical averages, and was largely due to natural gas supply disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Also contributing to the decreases were lower demand for electric and natural gas commodities during the first half of 2006 due largely to milder weather during such period. The decreases in the cost of electric and natural gas commodities are not expected to have a significant impact on IPL’s electric and gas margins or WPL’s gas margins under their current rate making structures. However, WPL’s electric margins are subject to volatility with changes in commodity prices due largely to the current retail recovery mechanisms in place in Wisconsin for fuel-related costs.

In September 2006, the commodity price risk associated with WPL’s electric margins for the remainder of 2006 increased as a result of temporary changes to WPL’s current retail recovery mechanism for fuel-related costs in Wisconsin. Refer to “Rates and Regulatory Matters” for further discussion of the stipulation agreement related to WPL’s fuel-related rate case and details of proposed changes to current retail fuel cost recovery mechanisms which may impact commodity price risk associated with WPL’s future electric and gas margins. Alliant Energy and WPL are unable to determine the anticipated impact of changes in commodity prices on their future electric margins given the uncertainty of how future costs will correlate with the retail electric rates in place and the outcome of proposed changes to the current retail electric fuel cost recovery rules in Wisconsin.

Currency Exchange Rate Risk - At Sep. 30, 2006, Alliant Energy had currency exchange risk associated with $103 million of intercompany receivables at its wholly-owned New Zealand subsidiary, AENZ, associated with the repatriation of proceeds from its issuance of redeemable preference shares (classified as long-term debt) in the third quarter of 2005. For the three and nine months ended Sep. 30, 2006, Alliant Energy recorded pre-tax gains (losses) of ($7.1) million and $4.7 million, respectively, and for the three and nine months ended Sep. 30, 2005, Alliant Energy recorded pre-tax gains of $1.6 million, related to foreign currency transaction gains/(losses) on such receivables as a result of changes in the New Zealand foreign exchange rates. Based on the receivables balance and currency rates at Sep. 30, 2006, a 10% change in the currency rates would result in a $10 million pre-tax increase/decrease in net income.

In May 2006, Alliant Energy entered into a foreign exchange collar to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collar has a notional amount of $175 million New Zealand dollars and expires in December 2006. For the three and nine months ended Sep. 30, 2006, Alliant Energy recorded pre-tax losses of $6.4 million and $4.5 million, respectively, related to changes in the fair value of such foreign exchange collar as a result of increases in the New Zealand foreign exchange rates. Based on the terms of the foreign exchange collar and the currency rates at Sep. 30, 2006, a 10% change in currency rates would result in a $10 million pre-tax increase/decrease in net income. Refer to “Strategic Overview - Non-regulated Business Divestitures” for details regarding the agreement entered into by Alliant Energy in October 2006 for the sale of its interest in AENZ.

New Accounting Pronouncements - Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Sep. 30, 2006 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2006.

During the third quarter of 2006, management completed the implementation of federal and state tax provision software that automates tax provisions and improves the efficiency of preparing the supporting documentation and reports for federal and state income tax balances. There was no other change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2006 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Form 10-K for the year ended Dec. 31, 2005. No material change to such risk factors has occurred during the nine months ended Sep. 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2006 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (1)	Share	Announced Plan (2)	Under the Plan (1) (2)
July 1 to July 31	276	$35.22	--	N/A
Aug. 1 to Aug. 31	1,643,845	35.68	1,641,400	$141 million
Sep. 1 to Sep. 30	1,279,273	36.40	1,279,000	95 million
Total	2,923,394	36.00	2,920,400

(1)

Includes 276, 2,445 and 273 shares of Alliant Energy common stock for July 1 to July 31, Aug. 1 to Aug. 31, and Sep. 1 to Sep. 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates.

(2)	On Aug. 3, 2006, Alliant Energy announced its Board of Directors approved a plan to repurchase up to $200 million of its common stock. This authorization expires on Dec. 31, 2007.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

4.1	Indenture supplemental dated July 20, 2006 to the Indenture of Mortgage and Deed of Trust, dated as of Sep. 1,
1993, between IPL and The Bank of New York Trust Co., N.A. (formerly known as J.P. Morgan Trust
Company, N.A.), as Trustee
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November 2006.

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