Form 10-Q
period 2007-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2007-08-06
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

Alliant Energy Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Interstate Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Wisconsin Power and Light Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of July 31, 2007:

Alliant Energy Corporation	Common stock, $0.01 par value, 111,932,527 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$565.5	$559.7	$1,119.0	$1,142.7
Gas	94.0	83.5	382.3	373.6
Other	15.4	15.9	33.4	37.3
Non-regulated	71.3	37.7	124.2	74.1

	746.2	696.8	1,658.9	1,627.7

Operating expenses:
Utility:
Electric production fuel and purchased power	292.9	281.0	573.2	593.2
Cost of gas sold	60.9	47.7	272.8	264.0
Other operation and maintenance	142.3	149.0	306.9	305.7
Non-regulated operation and maintenance	60.1	29.6	101.4	61.7
Depreciation and amortization	66.0	64.5	132.0	131.5
Taxes other than income taxes	27.0	27.1	54.8	53.9

	649.2	598.9	1,441.1	1,410.0

Operating income	97.0	97.9	217.8	217.7

Interest expense and other:
Interest expense	27.7	34.7	57.3	74.4
Loss on early extinguishment of debt	-	-	-	90.8
Equity income from unconsolidated investments	(7.0)	(9.5)	(14.5)	(23.1)
Allowance for funds used during construction	(1.9)	(2.3)	(3.4)	(4.6)
Preferred dividend requirements of subsidiaries	4.7	4.7	9.4	9.4
Interest income and other	(2.4)	(8.5)	(10.9)	(21.9)

	21.1	19.1	37.9	125.0

Income from continuing operations before income taxes	75.9	78.8	179.9	92.7

Income taxes	30.9	32.7	69.7	33.5

Income from continuing operations	45.0	46.1	110.2	59.2

Income (loss) from discontinued operations, net of tax	3.6	(0.7)	2.3	(15.4)

Net income	$48.6	$45.4	$112.5	$43.8

Weighted average number of common shares
outstanding (basic) (000s)	112,778	117,305	114,099	117,171

Earnings per weighted average common share (basic):
Income from continuing operations	$0.40	$0.39	$0.97	$0.50
Income (loss) from discontinued operations	0.03	-	0.02	(0.13)

Net income	$0.43	$0.39	$0.99	$0.37

Weighted average number of common shares
outstanding (diluted) (000s)	113,026	117,689	114,390	117,515

Earnings per weighted average common share (diluted):
Income from continuing operations	$0.40	$0.39	$0.96	$0.50
Income (loss) from discontinued operations	0.03	-	0.02	(0.13)

Net income	$0.43	$0.39	$0.98	$0.37

Dividends declared per common share	$0.3175	$0.2875	$0.635	$0.575

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,204.3	$6,079.7
Gas plant in service	705.9	696.7
Other plant in service	459.4	459.1
Accumulated depreciation	(2,872.0)	(2,811.6)

Net plant	4,497.6	4,423.9
Construction work in progress	197.4	153.2
Other, less accumulated depreciation (accum. depr.)	4.2	4.4

Total utility	4,699.2	4,581.5

Non-regulated and other:
Non-regulated Generation, less accum. depr.	246.6	252.2
Other non-regulated investments, less accum. depr.	69.7	69.2
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	35.4	42.0

Total non-regulated and other	351.7	363.4

	5,050.9	4,944.9

Current assets:
Cash and cash equivalents	125.3	265.2
Accounts receivable:
Customer, less allowance for doubtful accounts	127.5	127.4
Unbilled utility revenues	94.3	120.5
Other, less allowance for doubtful accounts	32.9	101.9
Production fuel, at weighted average cost	77.8	73.2
Materials and supplies, at weighted average cost	48.2	42.2
Gas stored underground, at weighted average cost	62.0	63.9
Regulatory assets	65.4	133.7
Assets held for sale	-	124.6
Other	117.0	121.2

	750.4	1,173.8

Investments:
Investment in American Transmission Company LLC	169.4	166.2
Other	63.2	61.7

	232.6	227.9

Other assets:
Regulatory assets	484.9	508.7
Deferred charges and other	232.7	228.8

	717.6	737.5

Total assets	$6,751.5	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 111,921,064 and 116,126,599 shares	$1.1	$1.2
Additional paid-in capital	1,549.9	1,743.0
Retained earnings	962.8	923.6
Accumulated other comprehensive loss	(9.0)	(8.7)
Shares in deferred compensation trust - 291,509 and 276,995 shares
at a weighted average cost of $29.53 and $28.15 per share	(8.6)	(7.8)

Total common equity	2,496.2	2,651.3

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,295.5	1,323.3

	4,035.5	4,218.4

Current liabilities:
Current maturities	1.2	194.6
Commercial paper	344.5	178.8
Accounts payable	305.5	296.6
Regulatory liabilities	48.1	67.8
Accrued taxes	69.0	94.2
Derivative liabilities	35.5	88.0
Liabilities held for sale	-	11.4
Other	122.8	170.7

	926.6	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	757.1	758.3
Regulatory liabilities	614.9	608.8
Pension and other benefit obligations	198.6	198.6
Other	213.9	193.0

	1,784.5	1,758.7

Minority interest	4.9	4.9

Total capitalization and liabilities	$6,751.5	$7,084.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,
	2007	2006

	(in millions)
Continuing Operations:
Cash flows from operating activities:
Net income	$112.5	$43.8
Adjustments to reconcile net income to net cash flows from operating activities:
(Income) loss from discontinued operations, net of tax	(2.3)	15.4
Depreciation and amortization	132.0	131.5
Other amortizations	23.4	22.3
Deferred tax expense and investment tax credits	13.1	63.8
Equity income from unconsolidated investments, net	(14.5)	(23.1)
Distributions from equity method investments	9.9	15.8
Loss on early extinguishment of debt	-	90.8
Currency transaction gains and other	(3.0)	(23.0)
Other changes in assets and liabilities:
Accounts receivable	95.1	98.3
Sale of utility accounts receivable	-	20.0
Income tax receivable	(13.6)	(3.2)
Gas stored underground	1.9	47.5
Regulatory assets	81.9	(26.3)
Accounts payable	4.5	(106.4)
Accrued interest	(6.9)	(17.5)
Accrued taxes	(4.2)	(78.1)
Regulatory liabilities	(21.1)	(18.3)
Derivative liabilities	(56.3)	40.7
Pension and other benefit obligations	-	(59.9)
Accrued incentive compensation and other	(40.0)	(11.0)

Net cash flows from operating activities	312.4	223.1

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(230.3)	(154.5)
Non-regulated businesses and other	(10.5)	(8.4)
Purchases of emission allowances	(23.9)	-
Proceeds from asset sales	124.1	592.8
Changes in restricted cash	12.7	(0.3)
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(19.0)
Other	10.0	(14.3)

Net cash flows from (used for) investing activities	(117.9)	444.5

Cash flows used for financing activities:
Common stock dividends	(72.8)	(67.3)
Repurchase of common stock	(235.6)	-
Proceeds from issuance of common stock	32.6	12.8
Proceeds from issuance of long-term debt	-	39.1
Reductions in long-term debt	(221.5)	(401.9)
Net change in short-term borrowings	165.7	(179.0)
Debt repayment premiums	-	(83.0)
Principal payments under capital lease obligations	-	(40.2)
Net change in loans with discontinued operations	(11.8)	(5.8)
Other	9.0	(6.6)

Net cash flows used for financing activities	(334.4)	(731.9)

Net decrease in cash and cash equivalents	(139.9)	(64.3)
Cash and cash equivalents at beginning of period	265.2	205.3

Cash and cash equivalents at end of period	$125.3	$141.0

Discontinued Operations:
Net cash flows used for operating activities	($11.7)	($8.6)
Net cash flows from (used for) investing activities	0.1	(2.8)
Net cash flows from financing activities	10.8	3.5

Net decrease in cash and cash equivalents	(0.8)	(7.9)
Cash and cash equivalents classified as held for sale at beginning of period	0.8	10.7

Cash and cash equivalents classified as held for sale at end of period	$-	$2.8

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated financial position at June 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been made. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Liabilities - Derivatives - Refer to Note 10(a) for information regarding changes in IPL’s and WPL’s regulatory assets and liabilities during the first half of 2007 due to changes in the fair value of their respective derivative instruments.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months
	2007	2006	2007	2006
Weighted average common shares outstanding:
Basic EPS calculation	112,778	117,305	114,099	117,171
Effect of dilutive securities	248	384	291	344
Diluted EPS calculation	113,026	117,689	114,390	117,515

(d) Restricted Cash - In the first half of 2007, Alliant Energy’s non-current restricted cash decreased $12 million, largely due to the retirement of Alliant Energy Neenah, LLC’s (Neenah’s) remaining borrowings under its credit facility in March 2007. Refer to Note 8(b) for details of Neenah’s debt retirement.

(e) Utility Fuel Cost Recovery - In January 2007, the Public Service Commission of Wisconsin (PSCW) approved WPL’s 2007 retail rate order, which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism are retained by WPL, with 65% refunded to or recovered from customers. In January 2007, the PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. At this time, Alliant Energy and WPL are not able to predict what modifications, if any, may result from these reconsiderations.

(f) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Interest income:
From loans to discontinued operations	($0.5)	($1.5)	($1.4)	($4.9)
Other	(1.9)	(4.1)	(5.8)	(8.0)
Currency transaction losses (gains), net	--	(3.1)	0.1	(13.8)
Loss on sale of Brazil investments	--	--	--	4.8
Losses (gains) on other investment sales, net	(0.2)	0.9	(3.8)	0.5
Other	0.2	(0.7)	--	(0.5)
	($2.4)	($8.5)	($10.9)	($21.9)

The supplemental cash flows information related to continuing operations for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	2007	2006
Cash paid during the period for:
Interest, net of capitalized interest	$62.7	$89.6
Income taxes, net of refunds	63.1	60.6
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	5.0	--
Debt assumed by buyer of China generating facilities	--	13.7

(g) New Accounting Pronouncements - In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL are required to adopt SFAS 159 on Jan. 1, 2008 and are evaluating the implications of SFAS 159 on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Alliant Energy, IPL and WPL adopted these provisions on Dec. 31, 2006. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL are required to adopt this provision of SFAS 158 by Dec. 31, 2008 and are evaluating its implications on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL are required to adopt SFAS 157 on Jan. 1, 2008 and are evaluating the implications of SFAS 157 on their financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note 5 for additional details of the impacts of the adoption by Alliant Energy, IPL and WPL of FIN 48 on Jan. 1, 2007.

(2) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Net income	$48.6	$45.4	$112.5	$43.8
Unrealized losses on securities, net of tax	--	(2.1)	(0.1)	(0.4)
Foreign currency translation adjustments, net of tax	--	(0.3)	--	(2.1)
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	--	0.1	--	(51.8)
Net foreign currency translation adjustments	--	(0.4)	--	49.7
Pension and other postretirement benefits
amortizations, net of tax	0.1	--	0.3	--
Minimum pension liability adjustments, net of tax	--	--	--	13.0
Unrealized holding gains on qualifying
derivatives, net of tax	--	--	--	0.2
Less: reclassification adjustment for gains (losses)
included in net income, net of tax	--	--	0.5	(0.2)
Net unrealized gains (losses) on qualifying derivatives	--	--	(0.5)	0.4
Other comprehensive income (loss)	0.1	(2.5)	(0.3)	62.7
Comprehensive income	$48.7	$42.9	$112.2	$106.5

(3) OPERATING LEASES

In April 2007, Alliant Energy extended its synthetic lease related to the financing of its corporate headquarters. At June 30, 2007, future minimum operating lease payments for this synthetic lease, including the guaranteed residual value, were $1.4 million, $2.8 million, $2.8 million, $2.8 million, $2.8 million and $42.0 million for the remainder of 2007, 2008, 2009, 2010, 2011 and 2012, respectively. The entity that leases this asset to Alliant Energy does not meet the consolidation requirements under FIN 46R, “Consolidation of Variable Interest Entities,” and is not included on Alliant Energy’s Condensed Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of this synthetic lease which is $41 million.

(4) SALES OF ACCOUNTS RECEIVABLE

In March 2007, IPL extended its utility accounts receivable sale program agreement through March 2012 and increased the maximum amount of receivables it can sell under the agreement to $300 million. At both June 30, 2007 and Dec. 31, 2006, IPL had sold in the aggregate $125 million of utility accounts receivable.

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate typically differs from the federal statutory rate of 35% principally due to state income taxes, the impact of foreign income and associated tax, tax credits, effects of utility rate making and certain non-deductible expenses. In addition, the provision for income taxes for earnings from continuing operations for the six months ended June 30, 2006 included $7 million of income tax benefits related to the sale of IPL’s interest in the Duane Arnold Energy Center (DAEC).

Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. Alliant Energy’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million. The $0.5 million increase in the net liability for unrecognized tax benefits was recorded as a $28.4 million increase in other long-term liabilities, a $21.1 million decrease in accrued taxes, a $6.5 million decrease in deferred income taxes and a $0.3 million increase in non-current regulatory assets on Alliant Energy’s Condensed Consolidated Balance Sheet. At the date of adoption, Alliant Energy’s unrecognized tax benefits were $31.5 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations was $11.9 million. There were no significant changes to the amount of unrecognized tax benefits at Alliant Energy during the first half of 2007.

Alliant Energy and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Alliant Energy has concluded all U.S. federal and state income tax matters for calendar years through 1998. The Internal Revenue Service (IRS) is currently auditing Alliant Energy’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending June 30, 2008, it is reasonably possible the audit relating to Alliant Energy’s federal income tax returns for calendar years 1999 through 2001 will be completed, and statutes of limitations will expire for Alliant Energy’s tax returns in multiple state jurisdictions. Alliant Energy does not anticipate any significant changes to its unrecognized tax benefits for these events.

Alliant Energy recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At June 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $3.2 million and $3.0 million, respectively. There were no penalties accrued by Alliant Energy as of June 30, 2007 or Jan. 1, 2007.

Refer to Note 11(g) for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$5.0	$5.9	$10.0	$11.6	$2.0	$2.4	$4.1	$5.3
Interest cost	12.6	12.4	25.2	25.0	3.5	3.5	6.9	7.1
Expected return on plan assets	(16.6)	(14.4)	(33.3)	(28.9)	(1.9)	(1.9)	(3.8)	(3.7)
Amortization of:
Transition obligation (asset)	--	(0.1)	--	(0.1)	--	0.3	0.1	0.7
Prior service cost (credit)	0.7	0.8	1.5	1.6	(1.0)	(0.5)	(1.9)	(0.8)
Actuarial loss	2.3	2.9	4.5	6.3	1.1	1.0	2.1	2.2
Settlement loss	2.1	--	2.1	--	--	--	--	--
Income statement impacts	6.1	7.5	10.0	15.5	3.7	4.8	7.5	10.8
DAEC curtailment loss (gain)	--	--	--	0.7	--	--	--	(0.3)
DAEC settlement gain, net	--	--	--	(5.4)	--	--	--	(4.1)
	$6.1	$7.5	$10.0	$10.8	$3.7	$4.8	$7.5	$6.4

In the above table, the settlement loss of $2.1 million for the three and six months ended June 30, 2007 related to payments made to a retired executive.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2007 will be $0, $8 million and $16 million, respectively, of which $0, $7 million and $7 million, respectively, have been contributed through June 30, 2007.

(b) Equity Incentive Plans - A summary of share-based compensation expense (credit) related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits (expenses) recognized for the three and six months ended June 30 was as follows:

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Three Months Ended June 30:
Share-based compensation expense (credit)	($0.2)	$3.3	($0.1)	$1.6	($0.1)	$1.2
Income tax benefits (expenses)	(0.1)	1.3	(0.1)	0.6	(0.1)	0.4

Six Months Ended June 30:
Share-based compensation expense	$4.3	$8.5	$2.2	$4.2	$1.6	$3.1
Income tax benefits	1.7	3.2	0.8	1.7	0.6	1.2

As of June 30, 2007, total unrecognized compensation cost related to all share-based compensation awards was $11.2 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates future payouts of its performance shares to be in the form of cash; therefore, performance shares were accounted for as liability awards at June 30, 2007 and Dec. 31, 2006. A summary of the performance shares activity for the six months ended June 30 was as follows:

	2007	2006
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	277,530	380,168
Granted	58,669	122,166
Vested	(104,074)	(133,552)
Forfeited	(10,291)	(91,252)
Nonvested shares at June 30	221,834	277,530
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at June 30, 2007, by year of grant, was as follows:

	2007	2006	2005
Nonvested performance shares	58,669	84,633	78,532
Alliant Energy common stock closing price	$38.85	$38.85	$38.85
Estimated payout percentage based on anticipated performance	112%	153%	145%
Fair values of each nonvested performance share	$43.51	$59.44	$56.33

At June 30, 2007, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2007 and 2006, Alliant Energy paid out $5.9 million and $6.5 million, respectively, in a combination of cash and common stock related to performance shares.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	182,886	$27.89	166,624	$27.11
Granted during first quarter	41,700	36.66	44,875	29.84
Vested	(51,379)	25.81	(20,813)	26.24
Nonvested shares at June 30	173,207	30.61	190,686	27.85

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	149,563	$28.12	70,489	$28.04
Granted during first quarter	58,669	37.94	79,074	28.19
Vested	(58,015)	28.04	--	--
Forfeited	(14,869)	28.06	--	--
Nonvested shares at June 30	135,348	32.42	149,563	28.12

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	1,768,236	$27.70	3,663,813	$27.08
Exercised	(1,169,041)	27.89	(488,489)	24.78
Expired	--	--	(41,650)	30.75
Outstanding at June 30	599,195	27.32	3,133,674	27.39
Exercisable at June 30	599,195	27.32	3,030,850	27.47

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2007 was 4 years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $6.9 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Cash received from stock options exercised	$7.2	$4.0	$32.6	$12.1
Aggregate intrinsic value of stock options exercised	4.5	0.8	15.5	3.3
Income tax benefit from the exercise of stock options	1.8	0.3	6.3	1.3
Total fair value of stock options vested during period	--	--	0.4	1.3

(7) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the first half of 2007 was as follows:

Shares outstanding at Jan. 1, 2007	116,126,599
Share repurchase program (a)	(5,428,648)
Equity incentive plans (Note 6(b))	1,263,182
Other (b)	(40,069)
Shares outstanding at June 30, 2007	111,921,064

(a)

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. These authorizations expire on Dec. 31, 2007. Repurchases may be made from time-to-time on the open market, in privately-negotiated transactions and/or through accelerated share repurchases. In the first half of 2007, Alliant Energy repurchased 5.4 million shares of its common stock on the open market for $234 million. At July 31, 2007, Alliant Energy had authority to repurchase an additional $61 million of its common stock during the remainder of 2007.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

(8) DEBT

(a) Short-term Debt - At June 30, 2007, credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$344.5	$--	$132.5	$212.0
Weighted average maturity	8 days	N/A	4 days	10 days
Interest rates	5.35-5.57%	N/A	5.37-5.57%	5.35-5.55%
Letter of credit outstanding	$10.8 (a)	$10.8 (a)	$--	$--
Available credit facility capacity	$294.7 (a)	$89.2 (a)	$167.5	$38.0

(a)

In March 2007, a $10.8 million letter of credit was issued under Alliant Energy’s credit agreement on behalf of Neenah. This letter of credit provides security for Neenah’s performance of its obligations under the purchased power agreement (PPA) with We Energies through May 2008. This letter of credit reduced Alliant Energy’s available borrowing capacity under its credit agreement.

(b) Long-term Debt - In June 2007, WPL repaid at maturity its $105.0 million, 7% debentures with proceeds from the issuance of short-term debt. In May 2007, IPL repaid at maturity its $55.0 million, 6.875% collateral trust bonds with proceeds from the issuance of short-term debt. In February 2007, IPL repaid at maturity the remaining $24.8 million of its 8% first mortgage bonds with proceeds from the issuance of short-term debt.

In March 2007, Neenah, Resources’ wholly-owned subsidiary, retired early the remaining $36.3 million of borrowings supported by its credit facility with available cash and restricted cash released upon the debt retirement. Refer to Note 1(d) for details of the decrease in Neenah’s restricted cash associated with this debt retirement.

Resources completed the following debt retirements during the six months ended June 30, 2006 and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Condensed Consolidated Statements of Income as follows (dollars in millions):

			Loss on Early
		Principal	Extinguishment
Retirement Date	Debt Issuance	Retired	of Debt
March 2006	9.75% senior notes due 2013	$275	$80.2
January 2006	7% senior notes due 2011	83	10.6
		$358	$90.8

(9) INVESTMENTS

Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
American Transmission Company LLC	($6.6)	($5.9)	($13.0)	($11.8)
TrustPower Ltd. (TrustPower) (a)	--	(2.7)	--	(5.4)
Brazil (b)	--	--	--	(3.4)
Other	(0.4)	(0.9)	(1.5)	(2.5)
	($7.0)	($9.5)	($14.5)	($23.1)

(a)	In December 2006, Alliant Energy completed the sale of its interest in Alliant Energy New Zealand Ltd. (AENZ), which owned its TrustPower investment.
(b)

In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. At the date of the sale, the carrying value of the assets and liabilities related to the sale, which included the effects of equity earnings recorded in January 2006, exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statement of Income in the first quarter of 2006.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

(a) Accounting for Derivative Instruments - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities. At June 30, 2007 and Dec. 31, 2006, current derivative assets were included in “Other current assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006
Current derivative assets	$5.2	$7.2	$1.4	$1.0	$3.7	$6.2
Non-current derivative assets	1.6	1.7	1.6	0.5	--	0.4
Current derivative liabilities	35.5	88.0	17.2	41.1	18.3	44.4
Non-current derivative liabilities	0.5	4.3	0.5	2.2	--	2.1

IPL and WPL have entered into several purchase contracts to supply fixed-price natural gas for their respective natural gas-fired electric generating facilities and several swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers. During the first half of 2007, expiration of certain contracts and changes to the fair value of existing contracts caused by increases in natural gas prices resulted in decreases in current derivative liabilities. At Dec. 31, 2006, the counterparties to certain of these contracts required IPL and WPL to provide $27 million and $22 million of cash collateral, respectively, which collateral was primarily recorded in “Other accounts receivable” on the respective Condensed Consolidated Balance Sheets. At June 30, 2007, the counterparties to these contracts did not require IPL or WPL to provide cash collateral due to the decreases in the value of the derivative liabilities during the first half of 2007.

(b) Weather Derivatives - In the second quarter of 2007, Corporate Services, as agent for IPL and WPL, entered into separate non-exchange traded electric weather derivative agreements based on cooling degree days (CDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1, 2007 to Aug. 31, 2007. IPL and WPL combined will receive/pay up to $10.9 million ($7.0 million for IPL and $3.9 million for WPL) from/to the counterparty at the end of the contract term if actual CDD are less/greater than the CDD specified in the contracts. The actual CDD in June 2007 were lower than those specified in the contracts, resulting in IPL and WPL accruing receivables from the counterparty under the agreements of $2.3 million and $0.1 million, respectively, in the second quarter of 2007.

In 2006, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2006 to March 31, 2007. The actual HDD for the period Nov. 1, 2006 to Dec. 31, 2006 were lower than those specified in the contracts, resulting in Alliant Energy receiving from the counterparty the maximum amount under the agreements of $3.6 million ($2.2 million for IPL and $1.4 million for WPL) in January 2007. In addition, the actual HDD for the period Jan. 1, 2007 to March 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $4.4 million ($2.9 million for IPL and $1.5 million for WPL) in April 2007.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and six months ended June 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Alliant Energy	$2.4	$3.7	$0.2	$6.5	$--	$--	($2.2)	$5.6
IPL	2.3	2.5	0.6	4.3	--	--	(1.2)	2.7
WPL	0.1	1.2	(0.4)	2.2	--	--	(1.0)	2.9

(11) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, has entered into commodity supply, transportation and storage contracts. At June 30, 2007, Alliant Energy’s minimum future commitments related to its utility business for purchased power (excluding operating leases), coal and natural gas were $2.0 billion, $350 million and $402 million, respectively.

Also, at June 30, 2007, Alliant Energy’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2007, were $48 million for the remainder of 2007, $89 million for 2008, and $8 million thereafter. This excludes lease obligations which are included in Note 3. The increase in other purchase obligations during the second quarter of 2007 was largely due to purchase obligations associated with WPL’s purchase of wind turbines for its wind farm project located in Fond du Lac County, Wisconsin.

(b) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of June 30, 2007. The terms of the indemnifications provided by Alliant Energy at June 30, 2007 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Australia	Second quarter of 2003	$72 (a)	October 2007
Synfuel	Fourth quarter of 2005	33 (b)	None identified
Three generating facilities in China	First quarter of 2006	37	February 2009
DAEC	First quarter of 2006	30 (c)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
Water utility in South Beloit, Illinois	Third quarter of 2006	1 (d)	July 2008
New Zealand	Fourth quarter of 2006	323 (a)(e)	March 2012
Steam turbine equipment	Fourth quarter of 2006	5	December 2007
IPL electric and gas utility assets in Illinois	First quarter of 2007	4 (c)	February 2008
WPL electric and gas utility assets in Illinois	First quarter of 2007	3 (d)	February 2008
Mexico	Second quarter of 2007	20	June 2012

(a)	Based on exchange rates at June 30, 2007
(b)	Indemnification maximum became fixed at $33 million following a change in ownership in the first quarter of 2007
(c)	Indemnification provided by IPL
(d)	Indemnification provided by WPL
(e)	Indemnification is limited to $323 million until December 2007 and will then be reduced to $161 million until March 2012

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At June 30, 2007, WPL had a $3 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. As of June 30, 2007, the guarantee does not include a maximum limit, but is currently estimated at $8 million, which is the present value of the abandonment liability. Alliant Energy believes that no payments will be made under this guarantee.

(c) Environmental Liabilities -

Manufactured Gas Plants Sites - IPL and WPL have current or previous ownership interests in 41 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at eight and six sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $35 million ($30 million for IPL and $5 million for WPL) to $58 million ($51 million for IPL and $7 million for WPL).

Air Quality - In 2005, the U.S. Environmental Protection Agency (EPA) finalized the Clean Air Interstate Rule (CAIR) and the Clean Air Mercury Rule (CAMR), which both may require emission control upgrades to existing electric generating units with greater than 25 megawatts (MW) capacity. CAIR will cap emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in 28 states (including Iowa, Wisconsin and Minnesota) in the eastern U.S. and, when fully implemented, reduce SO2 and NOx emissions in these states by over 70% and 60% from 2003 levels, respectively. CAMR will reduce U.S. utility (including IPL and WPL) mercury emissions by approximately 70% when fully implemented.

In the second quarter of 2007, the Wisconsin Department of Natural Resources (DNR) approved rules for Reasonably Available Control Technology (RACT) to address provisions of the Federal ozone attainment plan submittal in Wisconsin. The final RACT rules will accelerate NOx emission reductions at WPL’s Edgewater Generating Station (Edgewater) beyond the CAIR requirements due to Edgewater’s location in Sheboygan County, which does not meet the current eight-hour ozone National Air Ambient Quality Standards. WPL is evaluating the final RACT rules to develop an approach to meet the 2009 and 2013 compliance deadlines. In addition, proposed rules for Best Available Retrofit Technology (BART) which address provisions of Federal regional haze regulations may require additional reductions of NOx and SO2 emissions beyond the CAIR requirements at WPL’s Edgewater, Columbia Energy Center (Columbia) and Nelson Dewey Generating Station (Nelson Dewey) facilities by a 2013 compliance deadline.

Alliant Energy believes that future capital investments and/or modifications to comply with these rules will be significant.

(d) Mixed Service Costs Tax Deduction - In 2002, IPL filed with the IRS for a change in method of accounting for tax purposes for 1987 through 2001 that would allow a current deduction related to mixed service costs. IPL had previously capitalized and depreciated such costs for tax purposes over the appropriate tax lives. In 2005, the IRS issued a revenue ruling which would effectively disallow a significant portion of the deduction initially claimed. The IRS has challenged, in its ongoing audit, Alliant Energy’s treatment of mixed service costs prior to 2005. Alliant Energy currently expects resolution of this issue in the second half of 2007 and does not expect the resolution will have a material impact on its or IPL's financial condition or results of operations.

(e) Collective Bargaining Agreement - In May 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL.

(f) IPL Service Territory Winter Storms - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $54 million. IPL currently estimates total incremental costs related to the storms of approximately $44 million, including capital expenditures of approximately $37 million and operating expenses of approximately $7 million. For the six months ended June 30, 2007, IPL incurred $30 million of incremental capital expenditures and $6 million of incremental operating expenses related to its restoration and rebuilding efforts.

(g) Brazil Investment Capital Loss - The IRS is currently examining Alliant Energy’s tax returns for calendar years 1999 through 2004. As a result of its examination, the IRS notified Alliant Energy in the second quarter of 2007 that it is proposing to defer until 2006 $257 million of capital losses included in Alliant Energy’s 2002 tax return related to its former Brazil investments. Deferring these capital losses until 2006 could have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows if Alliant Energy is unable to generate sufficient capital gains in the future to offset a 2006 capital loss within the statutory carryforward period expiring in 2011. Alliant Energy is not able to predict the ultimate outcome of this matter and is currently exploring options that could mitigate the potential adverse impact. This issue may remain unresolved for multiple years if litigation is necessary to resolve.

(12) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. In 2006, Alliant Energy sold its investments in New Zealand and Brazil, which completed the divestiture of all businesses included in Alliant Energy’s International segment. As a result, Alliant Energy no longer reports International segment information. Intersegment revenues were not material to Alliant Energy’s operations.

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
	(in millions)
Three Months Ended June 30, 2007
Operating revenues	$565.5	$94.0	$15.4	$674.9	$72.7	($1.4)	$746.2
Operating income (loss)	87.6	3.0	(0.4)	90.2	6.3	0.5	97.0
Income from continuing operations				40.3	3.2	1.5	45.0
Income from discontinued operations, net of tax				--	3.6	--	3.6
Net income				40.3	6.8	1.5	48.6

Three Months Ended June 30, 2006
Operating revenues	$559.7	$83.5	$15.9	$659.1	$39.6	($1.9)	$696.8
Operating income (loss)	89.9	4.1	(0.4)	93.6	4.0	0.3	97.9
Income from continuing operations				41.9	0.5	3.7	46.1
Loss from discontinued operations, net of tax				--	(0.7)	--	(0.7)
Net income (loss)				41.9	(0.2)	3.7	45.4

Six Months Ended June 30, 2007
Operating revenues	$1,119.0	$382.3	$33.4	$1,534.7	$127.0	($2.8)	$1,658.9
Operating income (loss)	166.1	42.0	(4.4)	203.7	13.1	1.0	217.8
Income from continuing operations				97.0	9.4	3.8	110.2
Income from discontinued operations, net of tax				--	2.3	--	2.3
Net income				97.0	11.7	3.8	112.5

Six Months Ended June 30, 2006
Operating revenues	$1,142.7	$373.6	$37.3	$1,553.6	$77.5	($3.4)	$1,627.7
Operating income (loss)	173.2	39.5	(0.1)	212.6	4.8	0.3	217.7
Income (loss) from continuing operations				106.9	(52.5)	4.8	59.2
Loss from discontinued operations, net of tax				--	(15.4)	--	(15.4)
Net income (loss)				106.9	(67.9)	4.8	43.8

(13) OTHER INTANGIBLE ASSETS

Emission Allowances - In April 2007, WPL entered into a non-monetary exchange of SO2 emission allowances valued at $7.2 million. In January 2007, IPL purchased $23.9 million of additional SO2 emission allowances. In December 2006, IPL purchased and sold SO2 emission allowances and received net proceeds from the transactions of $25.4 million. The Iowa Utilities Board (IUB) authorized IPL to refund the $1.5 million of net proceeds from the December 2006 and January 2007 transactions to IPL customers through the energy adjustment clause and by making donations to community action agencies. These SO2 emission allowances were recorded as intangible assets in “Deferred Charges and Other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2007	2006	2007	2006	2007	2006
SO2 emission allowances	$64	$33	$57	$33	$7	$--

At June 30, 2007, estimated amortization expense for 2007 to 2011 for the SO2 emission allowances was as follows (in millions):

	2007	2008	2009	2010	2011
IPL	$--	$--	$15	$15	$15
WPL	--	--	5	2	--
	$--	$--	$20	$17	$15

(14) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal, or is currently pursuing the disposal, of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2006 and 2007 by Alliant Energy and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” before June 30, 2007:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated
China	Completed in the fourth	Non-regulated
quarter of 2006 (a)
Mexico	Second quarter of 2007	Non-regulated
Utility businesses/assets:
IPL’s interest in DAEC	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
(a)	Of a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.

Certain assets and liabilities of the businesses/assets listed in the above table have been classified as held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Dec. 31, 2006. The operating results of the non-regulated businesses listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these businesses/assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Operating revenues (excluding gains)	$--	$8.3	$--	$38.3
Operating expenses (excluding losses and valuation charges)	1.8	9.1	3.7	35.3
(Gains), losses and valuation charges, net:
Mexico business (a)	(10.7)	0.3	(10.7)	26.3
China business (b)	--	4.9	--	4.2
Other (c)	--	(7.2)	--	(7.0)
Interest expense and other:
Interest expense (d)	0.9	2.0	2.1	6.1
Interest income and other	(0.4)	0.8	(0.5)	0.7
Income (loss) before income taxes	8.4	(1.6)	5.4	(27.3)
Income tax expense (benefit)	4.8	(0.9)	3.1	(11.9)
Income (loss) from discontinued operations, net of tax	$3.6	($0.7)	$2.3	($15.4)

(a)

In the second quarter of 2007, Alliant Energy recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during the second quarter of 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale. In the first quarter of 2006, Alliant Energy recorded a pre-tax, non-cash valuation charge of $26.0 million as a result of declines in the fair value of its Mexico business during this period. The fair value was estimated using updated market information from bids received from several potential buyers for the Mexico business.

(b)

In the second quarter of 2006, Alliant Energy recorded pre-tax valuation charges of $4.9 million to reflect updated estimates of the market value, less selling costs, of its remaining China generating facilities.

(c)	In the second quarter of 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems.
(d)

In accordance with Emerging Issues Task Force Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy allocated interest expense to its Mexico and China businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. The amount of interest expense allocated to its Mexico business was $0.6 million and $1.5 million for the three and six months ended June 30, 2007, and $1.0 million and $2.5 million for the three and six months ended June 30, 2006, respectively. The amount of interest expense allocated to its China business was $0.5 million and $2.2 million for three and six months ended June 30, 2006, respectively.

A summary of the assets and liabilities held for sale on Alliant Energy’s Condensed Consolidated Balance Sheets at Dec. 31, 2006 was as follows (in millions):

Assets held for sale:
Property, plant and equipment, net	$106.9
Current assets (includes cash)	1.5
Other assets	16.2
Total assets held for sale	124.6
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	3.1
Long-term debt	2.9
Other long-term liabilities and deferred credits	5.4
Total liabilities held for sale	11.4
Net assets held for sale	$113.2

A summary of the components of cash flows for discontinued operations for the six months ended June 30 was as follows (in millions):

	2007	2006
Cash flows used for operating activities	($11.7)	($8.6)

Cash flows from (used for) investing activities	0.1	(2.8)

Cash flows used for financing activities (excluding intercompany cash flows)	(1.0)	(2.3)
Net change in loans with continuing operations	11.8	5.8
Net cash flows from financing activities	10.8	3.5

Net decrease in cash and cash equivalents	(0.8)	(7.9)
Cash and cash equivalents held for sale at beginning of period	0.8	10.7
Cash and cash equivalents held for sale at end of period	$--	$2.8

Supplemental cash flows information:
Cash paid during the period for:
Interest	$0.6	$1.1
Income taxes, net of refunds	$0.1	$0.3

In January 2007, Alliant Energy announced its intention to sell IPL’s electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at June 30, 2007 or Dec. 31, 2006 due to uncertainties inherent in the regulatory approval process. Refer to Note 17 for further discussion of the proposed sale.

(15) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Balance at Jan. 1	$38.8	$35.8	$27.4	$24.9	$11.4	$10.9
Accretion expense	1.1	1.0	0.8	0.7	0.3	0.3
Liabilities incurred	0.5	2.0	0.5	1.1	--	0.9
Revisions in estimated cash flows	0.1	--	--	--	0.1	--
Liabilities settled	--	(0.4)	--	--	--	(0.4)
Balance at June 30	$40.5	$38.4	$28.7	$26.7	$11.8	$11.7

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $20.7 million and $29.5 million for the three and six months ended June 30, 2007, and $18.3 million and $25.8 million for the three and six months ended June 30, 2006, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $3.9 million and $7.8 million for the three and six months ended June 30, 2007, and $3.9 million and $7.7 million for the three and six months ended June 30, 2006, respectively.

(17) PROPOSED SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC), a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for approximately $750 million in cash. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL. Purchase price adjustments are expected to include, among others, the pro-ration of items as of the closing date including electric transmission-related property tax obligations, obligations relating to accrued and unused vacation earned for transferred employees during the calendar year of the closing date, other postretirement benefits for transferred employees relating to IPL’s retiree health care plans and other employee related contingent obligations. Pursuant to the agreement, ITC will acquire IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. The transaction is subject to customary closing conditions and approvals by various regulatory agencies, including the IUB, Minnesota Public Utilities Commission (MPUC), Illinois Commerce Commission (ICC) and Federal Energy Regulatory Commission (FERC). Pending all appropriate state and federal regulatory approvals and satisfaction of other closing conditions, the transaction is expected to be concluded late in the fourth quarter of 2007. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL will qualify to pay taxes related to any gain on the sale over an eight-year period.

Based on the original purchase price of $750 million as specified in the definitive sale agreement, and without estimating any purchase price adjustments described above, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million. Any after-tax gain realized from the transaction will be subject to the IUB’s and MPUC’s determination of the amounts which may benefit customers, thus IPL is currently unable to determine if the sale will have a significant impact on its operating results. At June 30, 2007, IPL’s estimated carrying value of the assets and liabilities included within the sale agreement were as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$491	Current liabilities	$11
Other	3	Long-term regulatory and other liabilities	45
	$494		$56

As of June 30, 2007 and Dec. 31, 2006, IPL’s assets and liabilities in the previous table did not meet the criteria to be classified as held for sale due to uncertainties inherent in the regulatory approval process.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. Assuming the transaction closes, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(18) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	(in millions)
Three Months Ended June 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$565.5	$-	$565.5
Gas	-	-	94.0	-	94.0
Other	-	-	15.4	-	15.4
Non-regulated	-	72.7	82.2	(83.6)	71.3

	-	72.7	757.1	(83.6)	746.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	292.9	-	292.9
Cost of gas sold	-	-	60.9	-	60.9
Other operation and maintenance	-	-	142.3	-	142.3
Non-regulated operation and maintenance	0.3	61.6	73.4	(75.2)	60.1
Depreciation and amortization	-	3.1	69.4	(6.5)	66.0
Taxes other than income taxes	-	1.7	27.0	(1.7)	27.0

	0.3	66.4	665.9	(83.4)	649.2

Operating income (loss)	(0.3)	6.3	91.2	(0.2)	97.0

Interest expense and other:
Interest expense	-	4.2	28.2	(4.7)	27.7
Equity (income) loss from unconsolidated investments	-	0.1	(7.1)	-	(7.0)
Allowance for funds used during construction	-	-	(2.0)	0.1	(1.9)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(48.9)	(4.6)	(0.2)	51.3	(2.4)

	(48.9)	(0.3)	23.6	46.7	21.1

Income from continuing operations before income taxes	48.6	6.6	67.6	(46.9)	75.9

Income taxes	0.2	3.4	27.3	-	30.9

Income from continuing operations	48.4	3.2	40.3	(46.9)	45.0

Income from discontinued operations, net of tax	-	3.6	-	-	3.6

Net income	$48.4	$6.8	$40.3	($46.9)	$48.6

Three Months Ended June 30, 2006
Operating revenues:
Utility:
Electric	$-	$-	$559.7	$-	$559.7
Gas	-	-	83.5	-	83.5
Other	-	-	15.9	-	15.9
Non-regulated	-	39.6	80.2	(82.1)	37.7

	-	39.6	739.3	(82.1)	696.8

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	281.0	-	281.0
Cost of gas sold	-	-	47.7	-	47.7
Other operation and maintenance	-	-	149.0	-	149.0
Non-regulated operation and maintenance	0.2	31.6	72.1	(74.3)	29.6
Depreciation and amortization	-	2.6	68.2	(6.3)	64.5
Taxes other than income taxes	-	1.4	27.5	(1.8)	27.1

	0.2	35.6	645.5	(82.4)	598.9

Operating income (loss)	(0.2)	4.0	93.8	0.3	97.9

Interest expense and other:
Interest expense	-	10.9	31.3	(7.5)	34.7
Equity income from unconsolidated investments	-	(2.7)	(6.8)	-	(9.5)
Allowance for funds used during construction	-	-	(2.4)	0.1	(2.3)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(46.0)	(9.7)	(1.7)	48.9	(8.5)

	(46.0)	(1.5)	25.1	41.5	19.1

Income from continuing operations before income taxes	45.8	5.5	68.7	(41.2)	78.8

Income taxes	0.6	5.0	26.8	0.3	32.7

Income from continuing operations	45.2	0.5	41.9	(41.5)	46.1

Loss from discontinued operations, net of tax	-	(0.7)	-	-	(0.7)

Net income (loss)	$45.2	($0.2)	$41.9	($41.5)	$45.4

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited) (Continued)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Six Months Ended June 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$1,119.0	$-	$1,119.0
Gas	-	-	382.3	-	382.3
Other	-	-	33.4	-	33.4
Non-regulated	-	127.0	162.6	(165.4)	124.2

	-	127.0	1,697.3	(165.4)	1,658.9

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	573.2	-	573.2
Cost of gas sold	-	-	272.8	-	272.8
Other operation and maintenance	-	-	306.9	-	306.9
Non-regulated operation and maintenance	0.3	104.3	145.5	(148.7)	101.4
Depreciation and amortization	0.1	6.2	138.9	(13.2)	132.0
Taxes other than income taxes	-	3.4	54.3	(2.9)	54.8

	0.4	113.9	1,491.6	(164.8)	1,441.1

Operating income (loss)	(0.4)	13.1	205.7	(0.6)	217.8

Interest expense and other:
Interest expense	0.2	9.4	57.9	(10.2)	57.3
Equity income from unconsolidated investments	-	(0.7)	(13.8)	-	(14.5)
Allowance for funds used during construction	-	-	(3.6)	0.2	(3.4)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(113.8)	(13.5)	(1.3)	117.7	(10.9)

	(113.6)	(4.8)	48.6	107.7	37.9

Income from continuing operations before income taxes	113.2	17.9	157.1	(108.3)	179.9

Income taxes	1.0	8.5	60.1	0.1	69.7

Income from continuing operations	112.2	9.4	97.0	(108.4)	110.2

Income from discontinued operations, net of tax	-	2.3	-	-	2.3

Net income	$112.2	$11.7	$97.0	($108.4)	$112.5

Six Months Ended June 30, 2006
Operating revenues:
Utility:
Electric	$-	$-	$1,142.7	$-	$1,142.7
Gas	-	-	373.6	-	373.6
Other	-	-	37.3	-	37.3
Non-regulated	-	77.5	153.7	(157.1)	74.1

	-	77.5	1,707.3	(157.1)	1,627.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	593.2	-	593.2
Cost of gas sold	-	-	264.0	-	264.0
Other operation and maintenance	-	-	305.7	-	305.7
Non-regulated operation and maintenance	0.9	64.5	137.7	(141.4)	61.7
Depreciation and amortization	-	5.2	138.7	(12.4)	131.5
Taxes other than income taxes	-	3.0	54.2	(3.3)	53.9

	0.9	72.7	1,493.5	(157.1)	1,410.0

Operating income (loss)	(0.9)	4.8	213.8	-	217.7

Interest expense and other:
Interest expense	0.1	25.2	61.8	(12.7)	74.4
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(9.9)	(13.2)	-	(23.1)
Allowance for funds used during construction	-	-	(4.7)	0.1	(4.6)
Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4
Interest income and other	(45.9)	(24.1)	(2.8)	50.9	(21.9)

	(45.8)	82.0	50.5	38.3	125.0

Income (loss) from continuing operations before income taxes	44.9	(77.2)	163.3	(38.3)	92.7

Income tax expense (benefit)	1.5	(24.7)	56.4	0.3	33.5

Income (loss) from continuing operations	43.4	(52.5)	106.9	(38.6)	59.2

Loss from discontinued operations, net of tax	-	(15.4)	-	-	(15.4)

Net income (loss)	$43.4	($67.9)	$106.9	($38.6)	$43.8

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2007 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,204.3	$-	$6,204.3
Gas plant in service	-	-	705.9	-	705.9
Other plant in service	-	-	459.4	-	459.4
Accumulated depreciation	-	-	(2,872.0)	-	(2,872.0)
Leased Sheboygan Falls Energy Facility, net	-	-	110.9	(110.9)	-
Construction work in progress	-	-	197.4	-	197.4
Other, net	-	-	4.2	-	4.2

Total utility	-	-	4,810.1	(110.9)	4,699.2

Non-regulated and other, net	-	183.9	35.9	131.9	351.7

	-	183.9	4,846.0	21.0	5,050.9

Current assets:
Cash and cash equivalents	108.7	1.8	14.8	-	125.3
Accounts receivable, net	0.4	50.3	284.3	(80.3)	254.7
Regulatory assets	-	-	65.4	-	65.4
Other	18.6	51.0	272.0	(36.6)	305.0

	127.7	103.1	636.5	(116.9)	750.4

Investments:
Consolidated subsidiaries	2,372.9	-	-	(2,372.9)	-
Other	16.0	7.5	209.1	-	232.6

	2,388.9	7.5	209.1	(2,372.9)	232.6

Other assets	5.7	178.3	766.6	(233.0)	717.6

Total assets	$2,522.3	$472.8	$6,458.2	($2,701.8)	$6,751.5

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,551.0	$262.8	$1,442.8	($1,705.6)	$1,551.0
Retained earnings	961.4	(157.6)	834.0	(675.0)	962.8
Accumulated other comprehensive loss	(9.0)	(0.2)	(8.8)	9.0	(9.0)
Shares in deferred compensation trust	(8.6)	-	-	-	(8.6)

Total common equity	2,494.8	105.0	2,268.0	(2,371.6)	2,496.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	108.2	1,187.3	-	1,295.5

	2,494.8	213.2	3,699.1	(2,371.6)	4,035.5

Current liabilities:
Current maturities	-	1.2	-	-	1.2
Commercial paper	-	-	344.5	-	344.5
Regulatory liabilities	-	-	48.1	-	48.1
Accrued taxes	-	10.0	74.3	(15.3)	69.0
Derivative liabilities	-	-	35.5	-	35.5
Other	26.3	57.4	447.3	(102.7)	428.3

	26.3	68.6	949.7	(118.0)	926.6

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.4)	153.5	605.0	1.0	757.1
Other	3.6	32.6	1,204.4	(213.2)	1,027.4

	1.2	186.1	1,809.4	(212.2)	1,784.5

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,522.3	$472.8	$6,458.2	($2,701.8)	$6,751.5

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2006 (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,079.7	$-	$6,079.7
Gas plant in service	-	-	696.7	-	696.7
Other plant in service	-	-	459.1	-	459.1
Accumulated depreciation	-	-	(2,811.6)	-	(2,811.6)
Leased Sheboygan Falls Energy Facility, net	-	-	114.0	(114.0)	-
Construction work in progress	-	-	153.2	-	153.2
Other, net	-	-	4.4	-	4.4

Total utility	-	-	4,695.5	(114.0)	4,581.5

Non-regulated and other, net	-	187.2	42.3	133.9	363.4

	-	187.2	4,737.8	19.9	4,944.9

Current assets:
Cash and cash equivalents	167.1	66.5	31.6	-	265.2
Accounts receivable, net	0.7	42.3	383.6	(76.8)	349.8
Regulatory assets	-	-	133.7	-	133.7
Assets held for sale	-	67.4	57.2	-	124.6
Other	112.8	48.3	265.8	(126.4)	300.5

	280.6	224.5	871.9	(203.2)	1,173.8

Investments:
Consolidated subsidiaries	2,361.8	-	-	(2,361.8)	-
Other	15.1	8.6	204.2	-	227.9

	2,376.9	8.6	204.2	(2,361.8)	227.9

Other assets	4.2	186.2	751.8	(204.7)	737.5

Total assets	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,744.2	$259.6	$1,442.3	($1,701.9)	$1,744.2
Retained earnings	922.5	(171.3)	840.1	(667.7)	923.6
Accumulated other comprehensive income (loss)	(8.7)	0.4	(9.1)	8.7	(8.7)
Shares in deferred compensation trust	(7.8)	-	-	-	(7.8)

Total common equity	2,650.2	88.7	2,273.3	(2,360.9)	2,651.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	136.2	1,187.1	-	1,323.3

	2,650.2	224.9	3,704.2	(2,360.9)	4,218.4

Current liabilities:
Current maturities	-	9.8	184.8	-	194.6
Commercial paper	-	-	178.8	-	178.8
Regulatory liabilities	-	-	67.8	-	67.8
Accrued taxes	0.1	25.3	86.4	(17.6)	94.2
Derivative liabilities	-	2.5	85.5	-	88.0
Liabilities held for sale	-	5.2	6.2	-	11.4
Other	8.5	173.9	471.4	(186.5)	467.3

	8.6	216.7	1,080.9	(204.1)	1,102.1

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.7)	146.3	612.9	0.8	758.3
Other	4.6	13.7	1,167.7	(185.6)	1,000.4

	2.9	160.0	1,780.6	(184.8)	1,758.7

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Six Months Ended June 30, 2007
Continuing Operations:
Net cash flows from operating activities	$92.6	$29.2	$309.3	($118.7)	$312.4

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(230.3)	-	(230.3)
Non-regulated businesses and other	-	(4.8)	(5.7)	-	(10.5)
Proceeds from asset sales	-	72.5	51.6	-	124.1
Other	(4.9)	13.1	(20.1)	10.7	(1.2)

Net cash flows from (used for) investing activities	(4.9)	80.8	(204.5)	10.7	(117.9)

Cash flows used for financing activities:
Common stock dividends	(72.8)	-	(100.6)	100.6	(72.8)
Repurchase of common stock	(235.6)	-	-	-	(235.6)
Proceeds from issuance of common stock	32.6	-	-	-	32.6
Reductions in long-term debt	-	(36.7)	(184.8)	-	(221.5)
Net change in short-term borrowings	130.0	(130.0)	165.7	-	165.7
Other	(0.3)	(8.0)	(1.9)	7.4	(2.8)

Net cash flows used for financing activities	(146.1)	(174.7)	(121.6)	108.0	(334.4)

Net decrease in cash and cash equivalents	(58.4)	(64.7)	(16.8)	-	(139.9)

Cash and cash equivalents at beginning of period	167.1	66.5	31.6	-	265.2

Cash and cash equivalents at end of period	$108.7	$1.8	$14.8	$-	$125.3

Discontinued Operations:
Net cash flows used for operating activities	$-	($11.7)	$-	$-	($11.7)
Net cash flows from investing activities	-	0.1	-	-	0.1
Net cash flows from financing activities	-	10.8	-	-	10.8

Net decrease in cash and cash equivalents	-	(0.8)	-	-	(0.8)
Cash and cash equivalents held for sale at beginning of period	-	0.8	-	-	0.8

Cash and cash equivalents held for sale at end of period	$-	$-	$-	$-	$-

Six Months Ended June 30, 2006
Continuing Operations:
Net cash flows from (used for) operating activities	$46.6	($21.2)	$246.6	($48.9)	$223.1

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(154.5)	-	(154.5)
Non-regulated businesses and other	-	(3.2)	(5.2)	-	(8.4)
Proceeds from asset sales	-	258.6	334.2	-	592.8
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Other	171.7	(0.6)	(37.4)	(170.8)	(37.1)

Net cash flows from investing activities	171.7	254.8	188.8	(170.8)	444.5

Cash flows used for financing activities:
Common stock dividends	(67.3)	-	(211.0)	211.0	(67.3)
Proceeds from issuance of common stock	12.8	-	-	-	12.8
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(362.8)	(39.1)	-	(401.9)
Net change in short-term borrowings	(211.9)	211.9	(179.0)	-	(179.0)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Principal payments under capital lease obligations	-	-	(41.1)	0.9	(40.2)
Other	0.8	(3.4)	(17.6)	7.8	(12.4)

Net cash flows used for financing activities	(265.6)	(237.3)	(448.7)	219.7	(731.9)

Net decrease in cash and cash equivalents	(47.3)	(3.7)	(13.3)	-	(64.3)
Cash and cash equivalents at beginning of period	160.4	12.6	32.3	-	205.3

Cash and cash equivalents at end of period	$113.1	$8.9	$19.0	$-	$141.0

Discontinued Operations:
Net cash flows used for operating activities	$-	($8.6)	$-	$-	($8.6)
Net cash flows used for investing activities	-	(2.8)	-	-	(2.8)
Net cash flows from financing activities	-	3.5	-	-	3.5

Net decrease in cash and cash equivalents	-	(7.9)	-	-	(7.9)
Cash and cash equivalents held for sale at beginning of period	-	10.7	-	-	10.7

Cash and cash equivalents held for sale at end of period	$-	$2.8	$-	$-	$2.8

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other		Consolidated
	Parent		Alliant Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Six Months Ended June 30, 2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.6	$4.1	$58.0	$-	$62.7
Income taxes, net of refunds	16.9	(24.3)	70.5	-	63.1
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0
Six Months Ended June 30, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.1	$32.2	$57.3	$-	$89.6
Income taxes, net of refunds	(1.1)	(4.5)	66.2	-	60.6
Noncash investing and financing activities:
Debt assumed by buyer of China generating facilities	-	13.7	-	-	13.7

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

	(in millions)
Operating revenues:
Electric utility	$294.8	$298.4	$573.1	$626.3
Gas utility	55.1	46.6	221.6	214.0
Steam and other	12.7	12.7	29.1	31.1

	362.6	357.7	823.8	871.4

Operating expenses:
Electric production fuel and purchased power	129.0	129.7	251.7	294.9
Cost of gas sold	37.3	29.2	165.0	160.3
Other operation and maintenance	87.7	87.7	189.8	189.1
Depreciation and amortization	36.1	35.7	71.9	74.1
Taxes other than income taxes	15.4	15.9	31.5	31.5

	305.5	298.2	709.9	749.9

Operating income	57.1	59.5	113.9	121.5

Interest expense and other:
Interest expense	16.3	17.6	32.6	35.1
Allowance for funds used during construction	(1.5)	(1.4)	(2.6)	(2.8)
Interest income	(0.2)	(0.8)	(0.7)	(1.8)

	14.6	15.4	29.3	30.5

Income before income taxes	42.5	44.1	84.6	91.0

Income taxes	16.1	15.4	31.4	25.3

Net income	26.4	28.7	53.2	65.7

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$22.6	$24.9	$45.5	$58.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$4,050.0	$3,968.0
Gas plant in service	373.8	371.1
Steam plant in service	53.7	51.5
Other plant in service	221.5	218.3
Accumulated depreciation	(1,792.8)	(1,756.9)

Net plant	2,906.2	2,852.0
Construction work in progress	108.6	86.5
Other, less accumulated depreciation	1.6	1.7

	3,016.4	2,940.2

Current assets:
Cash and cash equivalents	0.3	0.5
Accounts receivable:
Customer, less allowance for doubtful accounts	27.5	46.9
Other, less allowance for doubtful accounts	13.1	50.8
Production fuel, at weighted average cost	54.8	46.5
Materials and supplies, at weighted average cost	24.1	19.5
Gas stored underground, at weighted average cost	13.4	35.3
Regulatory assets	25.9	67.3
Assets held for sale	-	32.9
Other	12.4	13.3

	171.5	313.0

Investments	17.1	16.6

Other assets:
Regulatory assets	293.0	296.9
Deferred charges and other	85.9	61.9

	378.9	358.8

Total assets	$3,583.9	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	773.1	772.8
Retained earnings	346.5	357.7
Accumulated other comprehensive loss	(1.5)	(1.6)

Total common equity	1,151.5	1,162.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	813.6	813.5

	2,148.9	2,159.6

Current liabilities:
Current maturities	-	79.8
Commercial paper	132.5	43.9
Accounts payable	117.3	126.8
Accounts payable to associated companies	34.1	31.9
Accrued taxes	66.8	81.3
Derivative liabilities	17.2	41.1
Liabilities held for sale	-	4.9
Other	59.2	64.1

	427.1	473.8

Other long-term liabilities and deferred credits:
Deferred income taxes	354.3	355.2
Regulatory liabilities	440.2	440.1
Pension and other benefit obligations	68.8	70.3
Other	144.6	129.6

	1,007.9	995.2

Total capitalization and liabilities	$3,583.9	$3,628.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$53.2	$65.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	71.9	74.1
Other amortizations	4.0	4.6
Deferred tax expense and investment tax credits	1.0	10.8
Other	(1.0)	(5.9)
Other changes in assets and liabilities:
Accounts receivable	57.1	49.3
Sale of accounts receivable	-	20.0
Income tax refunds receivable	(0.1)	27.5
Production fuel	(8.3)	(13.5)
Gas stored underground	21.9	38.4
Regulatory assets	50.4	(4.0)
Accounts payable	(20.7)	(50.7)
Accrued taxes	(11.3)	(53.5)
Derivative liabilities	(25.6)	26.0
Pension and other benefit obligations	(1.5)	(60.8)
Other	(5.3)	0.1

Net cash flows from operating activities	185.7	128.1

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(135.9)	(82.3)
Proceeds from asset sales	28.1	330.8
Purchases of emission allowances	(23.9)	-
Purchases of securities within nuclear decommissioning trusts	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	51.7
Changes in restricted cash within nuclear decommissioning trusts	-	(42.5)
Other	(5.1)	(11.3)

Net cash flows from (used for) investing activities	(136.8)	242.9

Cash flows used for financing activities:
Common stock dividends	(55.0)	(164.9)
Preferred stock dividends	(7.7)	(7.7)
Reductions in long-term debt	(79.8)	-
Net change in short-term borrowings	88.6	(160.5)
Principal payments under capital lease obligations	-	(40.2)
Other	4.8	1.6

Net cash flows used for financing activities	(49.1)	(371.7)

Net decrease in cash and cash equivalents	(0.2)	(0.7)

Cash and cash equivalents at beginning of period	0.5	0.7

Cash and cash equivalents at end of period	$0.3	$-

Supplemental cash flows information:
Cash paid during the period for:
Interest	$34.9	$34.1

Income taxes, net of refunds	$41.7	$41.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to IPL. The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated financial position at June 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been made. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Earnings available for common stock	$22.6	$24.9	$45.5	$58.0
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	0.1	--	0.1	--
Minimum pension liability adjustment, net of tax	--	--	--	12.7
Comprehensive income	$22.7	$24.9	$45.6	$70.7

(5) INCOME TAXES

IPL adopted the provisions of FIN 48 on Jan. 1, 2007. IPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million. The $1.7 million increase in the net liability for unrecognized tax benefits was recorded as a $7.6 million increase in other long-term liabilities, a $3.2 million decrease in accrued taxes and a $2.7 million decrease in deferred income taxes on IPL’s Condensed Consolidated Balance Sheet. At the date of adoption, IPL’s unrecognized tax benefits were $8.9 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact IPL’s effective income tax rate was $6.2 million. There were no significant changes to the amount of unrecognized tax benefits at IPL during the first half of 2007.

IPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. IPL has concluded all U.S. federal and state income tax matters for calendar years through 1998. The IRS is currently auditing IPL’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending June 30, 2008, it is reasonably possible the audit relating to IPL’s federal income tax returns for calendar years 1999 through 2001 will be completed, and statutes of limitations will expire for IPL’s tax returns in multiple state jurisdictions. IPL does not anticipate any significant changes to its unrecognized tax benefits for these events.

IPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At June 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.5 million and $0.8 million, respectively. There were no penalties accrued by IPL as of June 30, 2007 or Jan. 1, 2007.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.6	$1.8	$3.1	$3.7	$0.7	$0.9	$1.4	$1.9
Interest cost	3.6	3.6	7.2	7.3	1.8	1.7	3.6	3.6
Expected return on plan assets	(4.8)	(4.1)	(9.6)	(8.3)	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of:
Transition obligation	--	--	--	--	0.1	0.1	0.1	0.2
Prior service cost (credit)	0.2	0.3	0.5	0.6	(0.5)	(0.3)	(0.9)	(0.5)
Actuarial loss	0.3	0.6	0.6	1.5	0.7	0.5	1.4	1.3
Income statement impacts	0.9	2.2	1.8	4.8	1.4	1.5	2.8	3.7
DAEC curtailment loss (gain)	--	--	--	0.6	--	--	--	(0.3)
DAEC settlement gain, net	--	--	--	(1.6)	--	--	--	(4.1)
	$0.9	$2.2	$1.8	$3.8	$1.4	$1.5	$2.8	($0.7)

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

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Non-bargaining IPL employees
participating in other plans	($0.4)	$0.6	($0.7)	($2.8)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	1.9	0.8	2.7	1.7	$0.4	$0.6	$0.7	$1.2

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

Included in pension benefits for allocated Corporate Service costs for the three and six months ended June 30, 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $6 million, respectively, of which $3 million has been contributed to the other postretirement benefits plans through June 30, 2007.

(11) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - At June 30, 2007, IPL’s minimum future commitments for purchased power, coal and natural gas supply, transportation and storage contracts were $1.3 billion, $72 million and $124 million, respectively. In addition, system-wide purchased power contracts of $38 million and coal contracts of $228 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

Also, at June 30, 2007, IPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2007, were $14 million for the remainder of 2007 and $8 million thereafter.

(12) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2007
Operating revenues	$294.8	$55.1	$12.7	$362.6
Operating income (loss)	57.5	0.4	(0.8)	57.1
Earnings available for common stock				22.6

Three Months Ended June 30, 2006
Operating revenues	$298.4	$46.6	$12.7	$357.7
Operating income (loss)	59.6	0.5	(0.6)	59.5
Earnings available for common stock				24.9

Six Months Ended June 30, 2007
Operating revenues	$573.1	$221.6	$29.1	$823.8
Operating income (loss)	99.1	15.0	(0.2)	113.9
Earnings available for common stock				45.5

Six Months Ended June 30, 2006
Operating revenues	$626.3	$214.0	$31.1	$871.4
Operating income	109.0	12.3	0.2	121.5
Earnings available for common stock				58.0

(14) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, IPL completed the sale of its Illinois electric distribution and gas properties and received net proceeds of $28 million, which IPL used primarily to reduce short-term debt. In the first quarter of 2007, IPL recorded a $1.5 million pre-tax gain upon completion of this sale, which was recorded in “Steam and other operating revenues” in its Condensed Consolidated Statement of Income. IPL has applied the provisions of SFAS 144 to these assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of IPL’s Illinois electric and gas utility properties were not reported as discontinued operations due to IPL’s continuing involvement in the operations of these properties after the disposal transaction. The assets and liabilities held for sale on IPL’s Condensed Consolidated Balance Sheets at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$35.4
Gas plant in service	13.3
Other plant in service	0.2
Accumulated depreciation	(17.2)
Net plant	31.7
Construction work in progress	0.1
Property, plant and equipment, net	31.8
Other assets	1.1
Total assets held for sale	32.9
Liabilities held for sale:
Long-term liabilities	4.9
Total liabilities held for sale	4.9
Net assets held for sale	$28.0

In January 2007, IPL announced that it entered into an agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois. However, these assets did not qualify as assets held for sale or discontinued operations at June 30, 2007 or Dec. 31, 2006 due to uncertainties inherent in the regulatory approval process. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of the proposed sale.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

	(in millions)
Operating revenues:
Electric utility	$270.7	$261.3	$545.9	$516.4
Gas utility	38.9	36.9	160.7	159.6
Other	2.7	3.2	4.3	6.2

	312.3	301.4	710.9	682.2

Operating expenses:
Electric production fuel and purchased power	163.9	151.3	321.5	298.3
Cost of gas sold	23.6	18.5	107.8	103.7
Other operation and maintenance	54.6	61.3	117.1	116.7
Depreciation and amortization	27.3	26.6	54.8	53.2
Taxes other than income taxes	9.8	9.6	19.9	19.3

	279.2	267.3	621.1	591.2

Operating income	33.1	34.1	89.8	91.0

Interest expense and other:
Interest expense	11.0	12.6	23.0	24.7
Equity income from unconsolidated investments	(7.1)	(6.8)	(13.8)	(13.2)
Allowance for funds used during construction	(0.4)	(0.9)	(0.8)	(1.8)
Interest income and other	-	(0.3)	(0.3)	(0.5)

	3.5	4.6	8.1	9.2

Income before income taxes	29.6	29.5	81.7	81.8

Income taxes	11.0	11.6	28.5	31.2

Net income	18.6	17.9	53.2	50.6

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$17.7	$17.0	$51.5	$48.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,154.3	$2,111.7
Gas plant in service	332.1	325.6
Other plant in service	184.2	189.3
Accumulated depreciation	(1,079.2)	(1,054.7)

Net plant	1,591.4	1,571.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization	110.9	114.0
Construction work in progress	88.8	66.7
Other, less accumulated depreciation	2.6	2.7

	1,793.7	1,755.3

Current assets:
Cash and cash equivalents	1.2	1.6
Accounts receivable:
Customer, less allowance for doubtful accounts	145.6	153.1
Other, less allowance for doubtful accounts	18.7	49.6
Production fuel, at weighted average cost	23.0	26.7
Materials and supplies, at weighted average cost	21.3	19.8
Gas stored underground, at weighted average cost	48.6	28.6
Regulatory assets	39.5	66.4
Prepaid gross receipts tax	35.0	35.6
Assets held for sale	-	24.3
Other	27.5	25.1

	360.4	430.8

Investments:
Investment in American Transmission Company LLC	169.4	166.2
Other	22.7	21.4

	192.1	187.6

Other assets:
Regulatory assets	191.9	211.8
Deferred charges and other	110.1	113.6

	302.0	325.4

Total assets	$2,648.2	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.8	568.6
Retained earnings	488.6	483.5
Accumulated other comprehensive loss	(7.2)	(7.5)

Total common equity	1,116.4	1,110.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	298.7	298.6

	1,475.1	1,469.4

Current liabilities:
Current maturities	-	105.0
Commercial paper	212.0	134.9
Accounts payable	90.6	91.4
Accounts payable to associated companies	44.4	39.6
Regulatory liabilities	33.3	52.0
Derivative liabilities	18.3	44.4
Liabilities held for sale	-	1.3
Other	29.4	30.3

	428.0	498.9

Other long-term liabilities and deferred credits:
Deferred income taxes	251.0	255.5
Regulatory liabilities	174.7	168.7
Capital lease obligations - Sheboygan Falls Energy Facility	117.4	118.6
Pension and other benefit obligations	70.2	70.6
Other	131.8	117.4

	745.1	730.8

Total capitalization and liabilities	$2,648.2	$2,699.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,
	2007	2006

	(in millions)
Cash flows from operating activities:
Net income	$53.2	$50.6
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	54.8	53.2
Other amortizations	19.4	16.7
Deferred tax expense (benefit) and investment tax credits	(4.6)	14.5
Equity income from unconsolidated investments	(13.8)	(13.2)
Distributions from equity method investments	9.9	10.3
Other	(0.7)	(1.5)
Other changes in assets and liabilities:
Accounts receivable	38.4	42.6
Gas stored underground	(20.0)	9.1
Regulatory assets	31.5	(22.3)
Accounts payable	11.2	(25.3)
Derivative liabilities	(28.2)	14.5
Regulatory liabilities	(12.3)	(12.6)
Other	7.6	(3.5)

Net cash flows from operating activities	146.4	133.1

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(94.4)	(72.2)
Proceeds from asset sales	23.5	-
Changes in restricted cash within nuclear decommissioning trusts	-	23.5
Other	3.1	(14.9)

Net cash flows used for investing activities	(67.8)	(63.6)

Cash flows used for financing activities:
Common stock dividends	(45.6)	(46.1)
Preferred stock dividends	(1.7)	(1.7)
Proceeds from issuance of long-term debt	-	39.1
Reductions in long-term debt	(105.0)	(39.1)
Net change in short-term borrowings	77.1	(18.5)
Other	(3.8)	(3.2)

Net cash flows used for financing activities	(79.0)	(69.5)

Net decrease in cash and cash equivalents	(0.4)	-

Cash and cash equivalents at beginning of period	1.6	-

Cash and cash equivalents at end of period	$1.2	$-

Supplemental cash flows information:
Cash paid during the period for:
Interest	$23.1	$23.1

Income taxes, net of refunds	$42.0	$27.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Except as modified below, the Alliant Energy “Notes to Condensed Consolidated Financial Statements” are incorporated by reference insofar as they relate to WPL. The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Condensed Consolidated Financial Statements.”

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated financial position at June 30, 2007 and Dec. 31, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been made. Results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2007. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(2) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Earnings available for common stock	$17.7	$17.0	$51.5	$48.9
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	0.2	--	0.3	--
Minimum pension liability adjustment, net of tax	--	--	--	0.2
Comprehensive income	$17.9	$17.0	$51.8	$49.1

(5) INCOME TAXES

WPL adopted the provisions of FIN 48 on Jan. 1, 2007. WPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million. The $0.8 million increase in the net liability for unrecognized tax benefits was recorded as a $2.8 million increase in other long-term liabilities, a $1.1 million decrease in deferred income taxes, a $0.6 million decrease in accrued taxes and a $0.3 million increase in non-current regulatory assets on WPL’s Condensed Consolidated Balance Sheet. At the date of adoption, WPL’s unrecognized tax benefits were $2.8 million. The amount of unrecognized tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate was $1.3 million. There were no significant changes to the amount of unrecognized tax benefits at WPL during the first half of 2007.

WPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. WPL has concluded all U.S. federal and state income tax matters for calendar years through 1998. The IRS is currently auditing WPL’s federal income tax returns for calendar years 1999 through 2004.

During the twelve months ending June 30, 2008, WPL does not anticipate any significant changes will be made to its unrecognized tax benefits.

WPL recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Condensed Consolidated Statements of Income. At June 30, 2007 and Jan. 1, 2007, accrued interest, net of tax, was $0.4 million and $0.3 million, respectively. There were no penalties accrued by WPL as of June 30, 2007 or Jan. 1, 2007.

(6) BENEFIT PLANS

(a) Pension Plans and Other Postretirement Benefits - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1.4	$1.5	$2.8	$3.1	$0.9	$1.1	$1.7	$2.1
Interest cost	3.4	3.3	6.9	6.6	1.3	1.3	2.6	2.7
Expected return on plan assets	(4.8)	(4.5)	(9.6)	(9.0)	(0.5)	(0.5)	(0.9)	(0.9)
Amortization of:
Transition obligation	--	--	--	--	--	0.1	--	0.4
Prior service cost (credit)	0.2	0.2	0.4	0.4	(0.2)	--	(0.5)	--
Actuarial loss	0.7	1.2	1.4	2.3	0.2	0.3	0.5	0.6
	$0.9	$1.7	$1.9	$3.4	$1.7	$2.3	$3.4	$4.9

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

	Pension Benefits				Other Postretirement Benefits
	Three Months		Six Months		Three Months		Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Non-bargaining WPL employees
participating in other plans	($0.2)	($0.1)	($0.4)	$0.3	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	1.3	0.5	1.8	1.1	$0.2	$0.3	$0.4	$0.7

Included in pension benefits for allocated Corporate Service costs for the three and six months ended June 30, 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2007 will be $0 and $8 million, respectively, of which $3 million has been contributed to the other postretirement benefits plans through June 30, 2007.

(11) COMMITMENTS AND CONTINGENCIES

(a) Purchase Obligations - At June 30, 2007, WPL’s minimum future commitments for purchased power (excluding operating leases), coal and natural gas supply, transportation and storage contracts were $660 million, $50 million and $278 million, respectively. In addition, system-wide purchased power contracts of $38 million and coal contracts of $228 million have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known.

Also, at June 30, 2007, WPL’s other purchase obligations, which represent individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2007, were $4 million for the remainder of 2007 and $81 million for 2008. The increase in other purchase obligations during the second quarter of 2007 was largely due to purchase obligations associated with WPL’s purchase of wind turbines for its wind farm project located in Fond du Lac County, Wisconsin.

(12) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2007
Operating revenues	$270.7	$38.9	$2.7	$312.3
Operating income	30.1	2.6	0.4	33.1
Earnings available for common stock				17.7

Three Months Ended June 30, 2006
Operating revenues	$261.3	$36.9	$3.2	$301.4
Operating income	30.3	3.6	0.2	34.1
Earnings available for common stock				17.0

Six Months Ended June 30, 2007
Operating revenues	$545.9	$160.7	$4.3	$710.9
Operating income (loss)	67.0	27.0	(4.2)	89.8
Earnings available for common stock				51.5

Six Months Ended June 30, 2006
Operating revenues	$516.4	$159.6	$6.2	$682.2
Operating income (loss)	64.1	27.2	(0.3)	91.0
Earnings available for common stock				48.9

(14) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties held within South Beloit Water, Gas and Electric Company (South Beloit) and received net proceeds of $23 million, which WPL used primarily to reduce short-term debt. WPL has applied the provisions of SFAS 144 to the South Beloit assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of South Beloit were not reported as discontinued operations due to WPL’s continuing involvement in the operations of this business after the disposal transaction. The assets and liabilities held for sale on WPL’s Condensed Consolidated Balance Sheet at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$21.6
Gas plant in service	13.8
Accumulated depreciation	(13.2)
Net plant	22.2
Construction work in progress	2.1
Property, plant and equipment, net	24.3
Liabilities held for sale:
Long-term liabilities	1.3
Net assets held for sale	$23.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; the ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; economic and political conditions in Alliant Energy’s service territories; issues related to the availability of Alliant Energy’s generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on customer demand for utility services and Alliant Energy’s ability to collect unpaid utility bills; unanticipated issues in connection with Alliant Energy’s construction of new generating facilities; unanticipated issues in connection with WPL’s proposed purchase of Resources’ simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin; unanticipated construction and acquisition expenditures; issues associated with Alliant Energy’s environmental remediation efforts and with environmental compliance generally; unanticipated costs for restoration and rebuild efforts related to winter storm damage to IPL’s transmission and distribution system; weather effects on results of operations; financial impacts of Alliant Energy’s hedging strategies, including the impact of weather hedges on Alliant Energy’s utility earnings; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; unanticipated issues related to the Calpine bankruptcy that could adversely impact Alliant Energy’s PPAs; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unplanned outages at Alliant Energy’s generating facilities and risks related to recovery of incremental costs through rates; continued access to the capital markets; inflation and interest rates; Alliant Energy’s ability to achieve its dividend payout ratio goal; Alliant Energy’s ability to complete its announced share repurchase program; developments that adversely impact Alliant Energy’s ability to implement its strategic plan, including Alliant Energy’s ability to complete its proposed divestiture of IPL’s electric transmission assets on a timely basis, for anticipated proceeds and with the requested regulatory treatment of any gains resulting from the sale; any material post-closing adjustments related to any of Alliant Energy’s past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; access to technological developments; the impact of necessary accruals or adjustments for the terms of Alliant Energy’s incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; Alliant Energy’s ability to continue cost controls and operational efficiencies; the ability to utilize tax capital losses and net operating losses before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on Alliant Energy’s earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy assumes no obligation, and disclaims any duty, to update the forward-looking statements in this report.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation, transmission, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Iowa and Minnesota. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information related to IPL’s proposed sale of its electric transmission assets. WPL is a public utility engaged principally in the generation, distribution and sale of electric energy; and the purchase, distribution, transportation and sale of natural gas in selective markets in Wisconsin. Resources manages a relatively small portfolio of businesses through two distinct platforms:

Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental engineering and site remediation, transportation, construction management services for wind farms and several other modest investments). Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Summary of Historical Results of Operations - Alliant Energy’s net income (loss) and EPS for the second quarter were as follows (dollars in millions):

	2007		2006
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$40.3	$0.36	$41.9	$0.36
Non-regulated (Resources)	3.2	0.03	0.5	--
Alliant Energy parent and other (interest income,
taxes and administrative and general)	1.5	0.01	3.7	0.03
Income from continuing operations	45.0	0.40	46.1	0.39
Income (loss) from discontinued operations	3.6	0.03	(0.7)	--
Net income	$48.6	$0.43	$45.4	$0.39

Second quarter 2007 EPS from Alliant Energy’s utility business were flat as improved earnings from lower incentive-related compensation expenses were offset by lower electric margins resulting largely from adjustments to unbilled revenue estimates. The higher second quarter 2007 EPS from continuing operations for Alliant Energy’s non-regulated businesses were largely due to lower interest expense. Refer to “Alliant Energy Results of Operations,” “IPL Results of Operations” and “WPL Results of Operations” for additional details regarding the various factors impacting the respective earnings during the second quarter of 2007 and 2006.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2007 to 2013 time period is as follows (dollars in millions; To Be Determined (TBD)):

		Location /		Expected		Actual / Expected
	Generation	Preferred	Capacity	Availability	Cost	Regulatory
Utility	Type	Site	(MW)	Date	Estimate (a)	Decision Date	Notes
WPL	Wind	Fond du Lac	68	2008	$160 - $180	May 2007	(b)
		County, WI

WPL	Natural-gas	Neenah, WI	300	2008/2009	90 - 100	Fourth quarter of 2007	(c)

IPL	Wind	TBD	200	2009/2010	360 - 440	TBD

WPL	Wind	TBD	100	2009	180 - 220	TBD

WPL	Wind	TBD	100	2010	180 - 220	TBD

WPL	Coal	Cassville, WI	300	2012	800 - 900	Second half of 2008	(d)

IPL	Coal	Marshalltown, IA	350	2013	840 - 910	2008	(e)

(a)

Cost estimates represent IPL’s or WPL’s portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude allowance for funds used during construction (AFUDC), if applicable.

(b)

In May 2007, WPL received approval from the PSCW to construct the project, however, WPL waived acceptance of the PSCW’s Act 7 decision (a return on common equity of 10.50%, a capital structure with a 53% common equity ratio and a 20-year fixed depreciation rate) regarding the project. Instead, WPL will proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

(c)

In April 2007, WPL filed for approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from the Neenah facility. WPL proposes the effective date of the Neenah purchase to be the later of: 1) the termination of the Neenah PPA between Resources and We Energies in May 2008; or 2) the termination of WPL’s RockGen PPA scheduled for May 2009, which may be terminated sooner by the trustees of the Calpine bankruptcy. WPL plans to file for approval from FERC for the Neenah purchase in the third quarter of 2007.

(d)

In February 2007, WPL filed for approval from the PSCW to proceed with construction of a new 300 MW coal-fired electric generating facility in Cassville, Wisconsin and to specify in advance fixed financial parameters and rate making principles. In its regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure which includes a 50% common equity ratio. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. Of the total estimated expenditures for the shared facilities, $60 million is anticipated to be allocated to the existing units based on installed capacity. WPL plans to utilize circulating fluidized bed technology and biomass fuel capability for the new facility.

(e)

In July 2007, IPL filed for approval from the IUB to proceed with construction of a new 630 MW coal-fired electric generating facility in Marshalltown, Iowa. IPL plans to own up to 350 MW of the facility and make the remaining capacity available to other utility partners. In May 2007, IPL announced that Central Iowa Power Cooperative and Corn Belt Power Cooperative signed letters of intent to become joint owners in the facility, and IPL continues to negotiate with other potential partners. IPL plans to file for advance rate-making principles with the IUB in 2008 for its share of the cost of the facility. IPL plans to utilize super critical pulverized coal technology and biomass fuel capability for the new facility.

In the first quarter of 2007, IPL and WPL entered into separate 20-year PPAs beginning in 2008 for 80 MW of wind capacity in Iowa and 25 MW of wind capacity in Wisconsin, respectively. The wind capacity from these PPAs along with owned wind generation in the table above will contribute towards IPL and WPL meeting new renewable energy standards in their respective regulatory jurisdictions.

Business Divestitures -

Non-regulated Business Divestitures - In June 2007, Alliant Energy completed the sale of its investment in Mexico and received net proceeds of approximately $65 million.

Utility Business Divestitures - In February 2007, IPL and WPL completed the sale of their respective electric distribution and gas properties in Illinois and received, in the aggregate, net proceeds of $51 million.

In January 2007, IPL announced it signed a definitive agreement to sell its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for approximately $750 million in cash, subject to customary closing conditions and various satisfactory regulatory approvals. The purchase price is subject to adjustments at closing based on the value of the net assets transferred as of the closing date and the assumption by ITC of certain liabilities of IPL. Based on the original purchase price of $750 million as specified in the definitive sale agreement, and without estimating any purchase price adjustments described above, IPL anticipates estimated net proceeds from the sale, after taxes, transaction-related costs and regulatory outcomes, of $475 million to $525 million, which are expected to be used for funding infrastructure development plans, debt reduction and general corporate purposes. IPL and ITC have jointly filed with various regulatory agencies, including the IUB, MPUC, ICC and FERC, for approval of the sale. Subject to regulatory approvals, IPL expects the transaction to be concluded late in the fourth quarter of 2007. Refer to Note 17 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on this proposed sale.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below. Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

								Expected	Return
				Interim	Interim	Final	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Effective	Common
Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Date	Equity	Notes
WPL:
2008 retail	E	4/07	$26	N/A	N/A	TBD	TBD	1/08	10.80%	(b)
Wholesale	E	9/06	(c)	(c)	(c)	TBD	TBD	(c)	TBD
2007 retail	E/G	3/06	96	N/A	N/A	$34	1/07	N/A	10.80%
2005 retail (F-R)	E	8/05	96	96	Q4 ‘05	54	9/06	N/A	N/A	(d)
IPL:
MN retail	E	5/05	5	3	7/05	1	5/06	N/A	10.39%

(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)

In April 2007, WPL filed a request with the PSCW to reopen its 2007 test year case for the limited purpose of increasing electric rates in an amount equal to deferral credits that will be fully amortized on Dec. 31, 2007. WPL is also seeking clarification that it is authorized to record AFUDC on all construction work in process (CWIP) balances in excess of the CWIP balance included in the 2007 test year.

(c)

In December 2006, WPL received an order from FERC authorizing an interim increase, subject to refund, effective in June 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. The proposed rate structure uses formulas based on historical data for capacity-related costs which adjust annually on June 1, and for energy costs, including fuel, which adjust monthly to determine applicable wholesale rates. Based on 2006 costs and usage, interim rates implemented on June 1, 2007 would result in an annual revenue increase of approximately $18 million. This represents an increase of 12% from previously approved rates which were based on a 2005 forecasted test year. Final rates to be approved by FERC may result from a settlement process or fully litigated process. WPL and its customers are currently engaged in settlement discussions.

(d)

In June 2007, the PSCW approved a $3.3 million refund, including interest, to WPL’s retail customers related to the over-collection of retail fuel-related costs during the second half of 2006. WPL expects to complete the refund in the third quarter of 2007 and has fully reserved the refund at June 30, 2007.

With the exception of recovering a return on certain additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, these increases in revenues are not expected to result in a significant increase in net income to either IPL or WPL, as applicable.

In June 2007, the PSCW provided further clarification regarding which incremental costs incurred by WPL to participate in the MISO market are eligible to be deferred until Dec. 31, 2007. In June 2007, the IUB issued an order extending a temporary waiver until June 30, 2008. This waiver allows the costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL and WPL are currently working through the regulatory process to establish long-term recovery mechanisms for these costs.

In May 2007, PSCW Commissioners directed PSCW staff to draft proposed new retail electric fuel-related cost recovery rules in Wisconsin similar to the joint utility proposal filed with the PSCW in February 2007. The joint utilities are currently reviewing the PSCW staff draft rules provided in July 2007 and plan to provide comments to the PSCW staff in the third quarter of 2007. The major differences between the joint utility proposal and the PSCW staff draft rules provided in July 2007 include: 1) the PSCW staff draft rules include a plus or minus 2% excess provision compared to the 1% level included in the joint utility proposal; 2) the PSCW staff draft rules propose an annual deferral accounting process instead of the monthly escrow accounting proposed by the joint utilities; and 3) the PSCW draft rules include an earnings test such that future collection of under collected deferred amounts, recorded in compliance with these rules, may be limited if the individual utility is earning in excess of its authorized return on equity. Proposed changes to the retail electric fuel-related cost recovery rules in Wisconsin will require legislative review before they become operative. WPL is currently unable to predict the final outcome of this initiative.

In May 2007, a new energy-related law (SF 145) was enacted in Minnesota. SF 145 works in conjunction with the renewable energy standards bill (SF 004) enacted in February 2007 to reduce Minnesota’s per capita reliance on fossil fuels for energy and reduce emissions that contribute to climate change. SF 145 authorizes a Climate Change Advisory Group to develop a comprehensive greenhouse gas (GHG) reduction action plan to be delivered to the Minnesota legislature for consideration by February 2008 and completed by Aug. 1, 2009. The new law establishes a statewide goal impacting all sectors, including utilities, to reduce GHG emissions 15% by 2015, 30% by 2025, and at least 80% by 2050, from 2005 levels. The new law also includes a provision which would preclude, with certain exceptions, Alliant Energy from the following during the period from Aug. 1, 2009 until a comprehensive GHG reduction plan is enacted: 1) constructing a large energy facility in Minnesota that would contribute to GHG emissions; 2) importing or committing to import from outside Minnesota power from a large facility contributing to GHG emissions; and 3) entering into a long-term PPA of 50 MW or more, or exceeding five years in length, that would increase Minnesota GHG emissions. Carbon reduction projects, including reductions of GHG emissions at existing facilities or purchase of carbon allowances, which offset an equal or greater amount emitted by any of these actions, will result in exemptions from this provision. PPAs and large facility projects filed or entered into before Apr. 1, 2007, are currently exempted from this provision of SF 145, however the Minnesota legislature may establish limits for these exempted items in the future. SF 145 also establishes statewide energy conservation and efficiency goals and creates a provision that utilities may file for cost recovery for renewable facilities they own and operate. Utilities are also exempted from the competitive resource acquisition process (competitive bidding) when constructing, owning and operating generation used to comply with SF 004’s renewable energy standards. Alliant Energy and IPL are currently unable to determine what impacts SF 145 will have on their future financial condition, results of operations or cash flows.

In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s most recent base rate case and that projected average fuel-related costs for 2007 could be below the annual monitoring range to warrant a decrease in retail electric rates. WPL’s notification also included a request for the PSCW to set WPL’s retail electric rates subject to refund. WPL’s notification initiated a proceeding in which fuel-related costs and retail electric rates will be reviewed and retail electric rates may be adjusted, if warranted. To the extent this proceeding determines over collections occurred, WPL will refund the excess collected from ratepayers. In June 2007, the PSCW issued an order approving WPL’s request to set retail electric rates subject to refund effective June 1, 2007. As a result, WPL recorded $2.5 million of reserves at June 30, 2007 for the estimated refund related to the recovery of retail fuel-related costs for June 2007.

In March 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future clean air compliance rules, effective with the request date of November 2006. WPL currently anticipates that such deferred costs will be recovered in future rates and therefore does not expect these costs to have an impact on its financial condition or results of operations.

Refer to “Strategic Overview - Utility Generation Plan” for details of the PSCW’s May 2007 decision regarding WPL’s application for advance rate making principles for its wind project in Fond du Lac County, Wisconsin. WPL subsequently waived acceptance of the PSCW’s decision. Refer to “Liquidity and Capital Resources - Cash Flows Used For Continuing Financing Activities - State Regulatory Financing Authorization” for the PSCW’s July 2007 authorization for WPL to issue up to $300 million of long-term debt. Refer to “Liquidity and Capital Resources - Environmental” for discussion of WPL’s construction application filed with the PSCW in the second quarter of 2007 to install air pollution controls to reduce SO2 emissions at Nelson Dewey. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on WPL’s filing with the PSCW in the second quarter of 2007 for approval of its most recent depreciation study.

ALLIANT ENERGY RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2007 and 2006 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$180.3	$185.6	(3%)	1,602	1,677	(4%)
Commercial	125.3	126.3	(1%)	1,475	1,492	(1%)
Industrial	184.6	179.8	3%	3,236	3,275	(1%)
Retail subtotal	490.2	491.7	--	6,313	6,444	(2%)
Sales for resale:
Wholesale	43.3	30.4	42%	875	721	21%
Bulk power and other	15.2	22.0	(31%)	548	737	(26%)
Other	16.8	15.6	8%	41	43	(5%)
Total revenues/sales	565.5	559.7	1%	7,777	7,945	(2%)
Electric production fuel and
purchased power expense	292.9	281.0	4%
Margins	$272.6	$278.7	(2%)

Second Quarter 2007 vs. Second Quarter 2006 Summary - Electric margins decreased $6 million, or 2%, primarily due to the impact of annual adjustments to unbilled revenue estimates, which is discussed below in “Unbilled Revenue Estimates,” and the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007, which is discussed in “Wholesale Sales” below. These decreases were partially offset by the impact of WPL’s 2007 retail base rate increase, which began in January 2007, and retail customer growth partially due to the ethanol industry growth in Alliant Energy’s service territory. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the second quarter of 2007, which is discussed in more detail in “Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” below.

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$390.1	$392.9	(1%)	3,660	3,612	1%
Commercial	248.3	251.3	(1%)	2,973	2,931	1%
Industrial	347.8	357.3	(3%)	6,243	6,290	(1%)
Retail subtotal	986.2	1,001.5	(2%)	12,876	12,833	--
Sales for resale:
Wholesale	80.7	69.3	16%	1,683	1,520	11%
Bulk power and other	23.9	37.8	(37%)	1,129	1,189	(5%)
Other	28.2	34.1	(17%)	86	86	--
Total revenues/sales	1,119.0	1,142.7	(2%)	15,774	15,628	1%
Electric production fuel and
purchased power expense	573.2	593.2	(3%)
Margins	$545.8	$549.5	(1%)

First Half 2007 vs. First Half 2006 Summary - Electric margins decreased $4 million, or 1%, primarily due to the impact of annual adjustments to unbilled revenue estimates, $10 million of higher purchased power capacity costs related to the DAEC PPA, the loss of retail sales at IPL during the outages caused by the winter storms in the first quarter of 2007 and the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007. The increase in purchased power capacity costs was largely due to one additional month of capacity costs related to the DAEC PPA in the first half of 2007 compared to the same period in 2006 because the DAEC PPA did not begin until the sale of IPL’s interest in the DAEC was completed in late January 2006. These decreases were partially offset by the impact of WPL’s 2007 retail base rate increase, which began in January 2007, an increase in weather-normalized retail sales volumes and the net impacts of weather and Alliant Energy’s weather hedging activities. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the first half of 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period and retail customer growth partially due to the ethanol industry growth in Alliant Energy’s service territory.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2006) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter of 2007 and 2006 were as follows (in millions):

	2007	2006
IPL	($2)	$3
WPL	(4)	4
Alliant Energy	($6)	$7

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs increased $12 million in the second quarter of 2007 and decreased $20 million in the first half of 2007 compared to the same periods in 2006. The increase for the three-month period was primarily due to increased commodity prices and a larger percentage of WPL’s sources of energy being derived from higher cost purchased power due to maintenance outages at WPL’s generating facilities in the second quarter of 2007. The decrease for the six-month period was primarily due to decreased commodity prices. Commodity prices during the first quarter of 2006 were higher than during 2007 and historic averages largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005, which impacted commodity prices during the 2005/2006 heating season. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s retail fuel-related costs incurred in the first half of 2007 and 2006 were lower than the forecasted fuel-related costs used to set retail rates during such periods resulting in higher electric margins. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $9 million and $16 million in the second quarter and first half of 2007, respectively, prior to WPL’s recent order regarding retail fuel-related cost recoveries received from the PSCW in June 2007. In accordance with this order, WPL established a $2.5 million reserve for rate refund in the second quarter of 2007 for the estimated refund related to the recovery of retail fuel-related costs for the month of June 2007. WPL’s over-recovery of retail fuel-related costs in the second quarter and first half of 2006 was substantially offset by a $19 million and $36 million reserve for rate refund recorded by WPL in the second quarter and first half of 2006, respectively, in accordance with the interim retail rate order in effect during such periods. Refer to “Rates and Regulatory Matters” for discussion of WPL’s filings with the PSCW which may impact WPL’s future retail fuel-related cost recoveries.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	($3)	$1	($8)
Gains from weather derivatives (a)	2	4	--	6
Net weather impact	$2	$1	$1	($2)

(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for both the three and six months ended June 30 were as follows:

	Actual
CDD (a):	2007	2006	Normal
Cedar Rapids, Iowa (IPL)	89	84	99
Madison, Wisconsin (WPL)	69	59	69

(a) Actual CDD are calculated using a 70 degree base. Normal degree days are calculated using a rolling 20-year average. In prior periods, normal degree days for Cedar Rapids were calculated using a fixed 30-year average.

Alliant Energy utilizes weather derivatives based on CDD to reduce the potential volatility on its margins during the summer months of June through August.

Wholesale Sales - Wholesale and retail sales volumes were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above tables. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the above tables. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk Power and Other Sales - Bulk power and other revenues were lower in the second quarter and first half of 2007 compared to the same periods in 2006 largely due to a decrease in revenues from sales in the restructured wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$49.0	$43.3	13%	3,581	3,196	12%
Commercial	29.0	25.1	16%	2,736	2,585	6%
Industrial	6.5	6.3	3%	754	797	(5%)
Retail subtotal	84.5	74.7	13%	7,071	6,578	7%
Interdepartmental	2.7	3.0	(10%)	334	361	(7%)
Transportation/other	6.8	5.8	17%	13,099	11,378	15%
Total revenues/sales	94.0	83.5	13%	20,504	18,317	12%
Cost of gas sold	60.9	47.7	28%
Margins	$33.1	$35.8	(8%)

Second Quarter 2007 vs. Second Quarter 2006 Summary - Gas margins decreased $3 million, or 8%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL).

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$219.6	$207.8	6%	17,725	15,752	13%
Commercial	122.2	118.9	3%	11,572	10,513	10%
Industrial	22.1	20.4	8%	2,481	2,166	15%
Retail subtotal	363.9	347.1	5%	31,778	28,431	12%
Interdepartmental	6.6	7.7	(14%)	837	633	32%
Transportation/other	11.8	18.8	(37%)	29,559	25,448	16%
Total revenues/sales	382.3	373.6	2%	62,174	54,512	14%
Cost of gas sold	272.8	264.0	3%
Margins	$109.5	$109.6	--

First Half 2007 vs. First Half 2006 Summary - Gas margins were consistent for the six-month period. Increases in gas margins were primarily due to an increase in weather-normalized retail sales volumes and higher energy conservation revenues at IPL. The increase in weather-normalized retail sales volumes was largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period. These increases were offset by lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL) and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $13 million and $9 million in the second quarter and first half of 2007, respectively, compared to the same periods in 2006 primarily due to an increase in sales volumes and an increase in natural gas prices during the second quarter of 2007 reflecting the impacts of low national natural gas storage levels. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these increases in cost of gas sold resulted in comparable increases in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	($1)	($2)	$--	($7)
Gains (losses) from weather derivatives (a)	--	--	(2)	6
Net weather impact	($1)	($2)	($2)	($1)

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
HDD (a):	2007	2006	Normal	2007	2006	Normal
Cedar Rapids, Iowa (IPL)	657	598	682	4,110	3,641	4,001
Madison, Wisconsin (WPL)	751	701	862	4,260	3,854	4,351

(a) Actual HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average. In prior periods, normal degree days for Cedar Rapids were calculated using a fixed 30-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded or recovered from customers. In January 2007, the PSCW approved WPL’s 2007 retail rate order which included modifications to WPL’s gas performance incentive sharing mechanism. Starting in January 2007, 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism are retained by WPL, with 65% refunded to or recovered from customers. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $0 and $3 million in the second quarter of 2007 and 2006, respectively, and $3 million and $9 million in the first half of 2007 and 2006, respectively. Refer to Note 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further potential changes to the performance-based gas commodity recovery program currently being evaluated by the PSCW. Performance-based gas commodity recovery gains are included with “Transportation/other sales.”

Transportation/other Sales - Transportation/other sales volumes were higher in the second quarter and first half of 2007 compared to the same periods in 2006 largely due to the impact of IPL’s and WPL’s sales of their respective gas distribution properties in Illinois in February 2007. Prior to these asset sales, gas revenues and Dths sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above tables. Upon completion of these asset sales, IPL and WPL entered into separate agreements to continue to provide services to their former retail customers in Illinois. Gas revenues and Dths sold under these agreements are included in transportation/other sales in the above tables.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Utility Other Revenues - Other revenues for the utilities decreased $4 million during the six-month period, primarily due to lower steam sales at IPL resulting from customer contracts that ended in 2006. Changes in utility other revenues were largely offset by changes in utility other operation and maintenance expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Environmental engineering and site remediation
and WindConnect®	$56.2	$23.0	$94.9	$41.4
Transportation	8.0	8.3	15.6	15.5
Non-regulated Generation	7.0	6.3	13.5	12.8
Other	0.1	0.1	0.2	4.4
	$71.3	$37.7	$124.2	$74.1

The increased Environmental engineering and site remediation and WindConnect® revenues for the three- and six-month periods were primarily due to an increase in large construction management projects related to wind farms. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The decreased Other revenues for the six-month period were primarily due to a $4 million pre-tax gain in the first quarter of 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC as part of the DAEC sale in January 2006.

Utility Other Operation and Maintenance Expenses - Second Quarter 2007 vs. Second Quarter 2006 Summary - Other operation and maintenance expenses for the utilities decreased $7 million primarily due to $6 million of lower incentive-related compensation expenses, $3 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, and $3 million of lower steam generation expenses at IPL. These decreases were partially offset by $3 million of higher amortizations of deferred costs at WPL that are being recovered in rates effective with WPL’s 2007 retail base rate increase and $2 million of higher generation expenses at IPL largely due to a planned maintenance outage at its Ottumwa Generating Station (Ottumwa) in the second quarter of 2007.

First Half 2007 vs. First Half 2006 Summary - Other operation and maintenance expenses for the utilities increased $1 million primarily due to $6 million of incremental expenses at IPL associated with winter storms in the first quarter of 2007, $5 million of higher amortizations of deferred costs at WPL that are being recovered in rates effective with WPL’s 2007 retail base rate increase, a $4 million regulatory-related charge at WPL in the first quarter of 2007, $4 million of higher energy delivery expenses, $3 million of higher generation expenses at IPL largely due to planned maintenance outages in 2007, and increases in other administrative and general expenses. These increases were substantially offset by $10 million of lower incentive-related compensation expenses, $8 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, and $6 million of lower steam generation expenses at IPL.

2007 Winter Storms in IPL’s Service Territory - In late February 2007, two major Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL completed its initial restoration efforts in early March 2007, and expects permanent repairs to the system to continue throughout 2007. IPL’s current estimate of the total cost of the storms, including an allocated portion of overheads, is approximately $54 million. IPL currently estimates total incremental costs related to the storms of approximately $44 million, including capital expenditures of approximately $37 million and operating expenses of approximately $7 million. IPL does not expect to file a rate case with the IUB in 2007 seeking recovery of costs associated with the storms. However, IPL may address the extraordinary events as part of future rate case proceedings and seek some form of cost recovery. As a result, IPL currently expects that it will not receive rate recovery in 2007 for costs related to the storms. Alliant Energy currently estimates the impact of the incremental expenditures related to its restoration and rebuilding efforts and lost revenues resulting from outages during the storms will reduce its 2007 earnings by approximately $0.05 per share.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Environmental engineering and site remediation
and WindConnect®	$53.5	$20.7	$88.6	$39.5
Transportation	3.9	4.2	7.8	8.2
Non-regulated Generation	2.4	1.9	4.6	6.0
International	--	0.6	--	3.1
Other	0.3	2.2	0.4	4.9
	$60.1	$29.6	$101.4	$61.7

The Environmental engineering and site remediation and WindConnect® variance was largely driven by the same factors impacting the revenue variance discussed above. The decreased Non-regulated Generation expenses for the six-month period were primarily due to $2 million of costs for a planned maintenance outage at the Neenah facility in the first quarter of 2006. The decreased International expenses for the three- and six-month periods were due to expenses incurred in 2006 related to Alliant Energy’s Brazil and New Zealand investments, which were sold in January 2006 and December 2006, respectively. The decreased Other expenses for the three- and six-month periods were largely due to lower incentive-related compensation expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expense increased $1 million during the six-month period largely due to the impact of utility property additions, substantially offset by $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006. Refer to “Other Matters - Other Future Considerations - Depreciation Study” for details on WPL’s filing with the PSCW in the second quarter of 2007 for approval of its most recent depreciation study.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities.

Interest Expense - Interest expense decreased $7 million and $17 million during the three- and six-month periods, respectively, primarily due to the elimination of Resources’ obligation for redeemable preference shares issued by Alliant Energy’s wholly-owned New Zealand subsidiary, AENZ, with the sale of AENZ in December 2006, interest expense associated with WPL’s interim reserve for rate refund in 2006 and lower average borrowing costs at IPL due to an increase in the mix of short- versus long-term debt outstanding following several long-term debt retirements in the second half of 2006 and first half of 2007. The decrease during the six month period was also due to the retirement of $358 million of Resources’ senior notes in the first quarter of 2006 and the use of proceeds from the sale of DAEC in the first quarter of 2006 to retire short-term debt at IPL.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in the first quarter of 2006.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments decreased $3 million and $9 million during the three- and six-month periods, respectively, primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and New Zealand in 2006. Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

Interest Income and Other - Interest income and other decreased $6 million and $11 million during the three- and six-month periods, respectively, primarily due to $3 million and $14 million of currency transaction gains recorded in the second quarter and first half of 2006, respectively, related to the impact of changes in New Zealand currency rates, and lower interest income on loans to discontinued operations. The decreases for the six-month period were partially offset by a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 38.3% and 36.8% for the three- and six-month periods ended June 30, 2007, compared with 39.2% and 32.8%, respectively, for the same periods in 2006. The increased effective income tax rate for the six-month period was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased state income taxes. These increases were partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

Income (Loss) from Discontinued Operations - Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $2 million primarily due to lower electric margins.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$95.2	$99.7	(5%)	865	902	(4%)
Commercial	72.8	75.9	(4%)	935	941	(1%)
Industrial	99.8	101.8	(2%)	1,988	2,008	(1%)
Retail subtotal	267.8	277.4	(3%)	3,788	3,851	(2%)
Sales for resale:
Wholesale	5.5	0.4	1,275%	109	10	990%
Bulk power and other	10.4	11.0	(5%)	329	353	(7%)
Other	11.1	9.6	16%	24	26	(8%)
Total revenues/sales	294.8	298.4	(1%)	4,250	4,240	--
Electric production fuel and
purchased power expense	129.0	129.7	(1%)
Margins	$165.8	$168.7	(2%)

Second Quarter 2007 vs. Second Quarter 2006 Summary - Electric margins decreased $3 million, or 2%, primarily due to the impact of IPL’s annual adjustments to unbilled revenue estimates and the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007. These decreases were partially offset by retail customer growth including impacts of ethanol industry growth in IPL’s service territory.

Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$202.6	$217.4	(7%)	1,979	1,958	1%
Commercial	142.9	154.3	(7%)	1,857	1,845	1%
Industrial	186.2	207.8	(10%)	3,821	3,888	(2%)
Retail subtotal	531.7	579.5	(8%)	7,657	7,691	--
Sales for resale:
Wholesale	8.9	0.9	889%	176	20	780%
Bulk power and other	14.2	25.4	(44%)	611	692	(12%)
Other	18.3	20.5	(11%)	48	51	(6%)
Total revenues/sales	573.1	626.3	(8%)	8,492	8,454	--
Electric production fuel and
purchased power expense	251.7	294.9	(15%)
Margins	$321.4	$331.4	(3%)

First Half 2007 vs. First Half 2006 Summary - Electric margins decreased $10 million, or 3%, primarily due to $10 million of higher purchased power capacity costs related to the DAEC PPA, which began in late January 2006, the impacts of IPL’s annual adjustments to unbilled revenue estimates, the loss of retail sales during the outages caused by the winter storms in the first quarter of 2007 and the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007. These decreases were partially offset by an increase in weather-normalized retail sales volumes largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period and retail customer growth partially due to the ethanol industry growth in IPL’s service territory, and the net impacts of weather conditions and IPL’s hedging activities.

Unbilled Revenue Estimates - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of the impacts of IPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	($2)	$1	($6)
Gains from weather derivatives (a)	2	3	--	4
Net weather impact	$2	$1	$1	($2)

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory)” for IPL’s CDD data.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of IPL’s sale of its Illinois electric distribution properties in February 2007 on its electric margins.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on IPL’s electric margins.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$28.3	$23.9	18%	2,049	1,597	28%
Commercial	17.0	14.2	20%	1,557	1,358	15%
Industrial	5.9	5.3	11%	679	679	--
Retail subtotal	51.2	43.4	18%	4,285	3,634	18%
Interdepartmental	0.6	0.7	(14%)	62	75	(17%)
Transportation/other	3.3	2.5	32%	7,800	7,704	1%
Total revenues/sales	55.1	46.6	18%	12,147	11,413	6%
Cost of gas sold	37.3	29.2	28%
Margins	$17.8	$17.4	2%

Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$127.5	$120.6	6%	10,428	9,050	15%
Commercial	70.2	68.8	2%	6,552	5,940	10%
Industrial	16.4	15.2	8%	1,878	1,658	13%
Retail subtotal	214.1	204.6	5%	18,858	16,648	13%
Interdepartmental	1.2	1.0	20%	130	97	34%
Transportation/other	6.3	8.4	(25%)	16,853	16,075	5%
Total revenues/sales	221.6	214.0	4%	35,841	32,820	9%
Cost of gas sold	165.0	160.3	3%
Margins	$56.6	$53.7	5%

First Half 2007 vs. First Half 2006 Summary - Gas margins increased $3 million, or 5%, primarily due to higher energy conservation revenues and an increase in weather-normalized retail sales volumes. The increase in weather-normalized retail sales volumes was largely due to the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated decreases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	($1)	$1	($4)
Gains (losses) from weather derivatives (a)	--	--	(1)	3
Net weather impact	$--	($1)	$--	($1)

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for IPL’s HDD data.

Transportation/Other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of IPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery.

Steam and Other Revenues - Steam and other revenues decreased $2 million for the six-month period, primarily due to lower steam sales resulting from contracts that ended in 2006. Changes in steam and other revenues were largely offset by reductions in other operation and maintenance expenses.

Other Operation and Maintenance Expenses - Second Quarter 2007 vs. Second Quarter 2006 Summary - Other operation and maintenance expenses were consistent for the three-month period. Decreases in other operation and maintenance expenses were primarily due to $3 million of lower incentive-related compensation expenses, $3 million of lower steam generation expenses and $2 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006. These decreases were offset by $2 million of higher generation-related expenses largely due to a planned maintenance outage at its Ottumwa facility in the second quarter of 2007, costs incurred in the second quarter of 2007 relating to IPL’s proposed sale of its electric transmission assets, higher sales of accounts receivable expenses and increases in other administrative and general expenses.

First Half 2007 vs. First Half 2006 Summary - Other operation and maintenance expenses increased $1 million for the six-month period, primarily due to $6 million of incremental expenses associated with the winter storms in the first quarter of 2007, $3 million of higher generation-related expenses largely due to planned maintenance outages in 2007, $2 million of higher sales of accounts receivable expenses, costs incurred in the second quarter of 2007 relating to IPL’s proposed sale of its electric transmission assets, higher energy conservation expenses and increases in other administrative and general expenses. These increases were substantially offset by $6 million of lower incentive-related compensation expenses, $6 million of lower steam generation expenses and $5 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006. Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” for additional details of the financial impacts of the winter storms.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $2 million for the six-month period, largely due to $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense decreased $3 million for the six-month period primarily due to the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt and lower average borrowing rates due to an increase in the mix of short- versus long-term debt outstanding following several long-term debt retirements in the second half of 2006 and first half of 2007.

Income Taxes - The effective income tax rates were 37.9% and 37.1% for the three- and six-month periods ended June 30, 2007, compared with 34.9% and 27.8%, respectively, for the same periods in 2006. The increased effective income tax rate for the six-month period was primarily due to $7 million of tax benefits recorded in the first quarter of 2006 related to IPL’s sale of its interest in DAEC and increased state income taxes. These increases were partially offset by changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

WPL RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock increased $1 million primarily due to lower operating and interest expenses, substantially offset by lower electric and gas margins.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$85.1	$85.9	(1%)	737	775	(5%)
Commercial	52.5	50.4	4%	540	551	(2%)
Industrial	84.8	78.0	9%	1,248	1,267	(1%)
Retail subtotal	222.4	214.3	4%	2,525	2,593	(3%)
Sales for resale:
Wholesale	37.8	30.0	26%	766	711	8%
Bulk power and other	4.8	11.0	(56%)	219	384	(43%)
Other	5.7	6.0	(5%)	17	17	--
Total revenues/sales	270.7	261.3	4%	3,527	3,705	(5%)
Electric production fuel and
purchased power expense	163.9	151.3	8%
Margins	$106.8	$110.0	(3%)

Second Quarter 2007 vs. Second Quarter 2006 Summary - Electric margins decreased $3 million, or 3%, primarily due to the impact of annual adjustments to WPL’s unbilled revenue estimates and the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007. These decreases were partially offset by the impact of WPL’s 2007 retail base rate increase, which began in January 2007, and the impact of retail customer growth. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the second quarter of 2007 which is discussed in more detail in “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries.”

Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			MWhs Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$187.5	$175.5	7%	1,681	1,654	2%
Commercial	105.4	97.0	9%	1,116	1,086	3%
Industrial	161.6	149.5	8%	2,422	2,402	1%
Retail subtotal	454.5	422.0	8%	5,219	5,142	1%
Sales for resale:
Wholesale	71.8	68.4	5%	1,507	1,500	--
Bulk power and other	9.7	12.4	(22%)	518	497	4%
Other	9.9	13.6	(27%)	38	35	9%
Total revenues/sales	545.9	516.4	6%	7,282	7,174	2%
Electric production fuel and
purchased power expense	321.5	298.3	8%
Margins	$224.4	$218.1	3%

First Half 2007 vs. First Half 2006 Summary - Electric margins increased $6 million, or 3%, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, and an increase in weather-normalized retail sales volumes. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during the first half of 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices in the first quarter of 2006 had on customer usage during that period and the impact of retail customer growth. These increases were partially offset by the impact of annual adjustments to WPL’s unbilled revenue estimates and the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007.

Unbilled Revenue Estimates - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of the impacts of WPL’s annual adjustments to unbilled revenue estimates.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	$--	($1)	$--	($2)
Gains from weather derivatives (a)	--	1	--	2
Net weather impact	$--	$--	$--	$--

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory)” for WPL’s CDD data.

Wholesale Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Wholesale Sales” for discussion of the impacts of WPL’s sale of its Illinois electric distribution properties in February 2007 on its electric margins.

Bulk Power and Other Sales - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Bulk Power and Other Sales” for discussion of the impact of MISO-related transactions on WPL’s electric margins.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Three Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$20.7	$19.4	7%	1,532	1,599	(4%)
Commercial	12.0	10.9	10%	1,179	1,227	(4%)
Industrial	0.6	1.0	(40%)	75	118	(36%)
Retail subtotal	33.3	31.3	6%	2,786	2,944	(5%)
Interdepartmental	2.1	2.3	(9%)	272	286	(5%)
Transportation/other	3.5	3.3	6%	5,299	3,674	44%
Total revenues/sales	38.9	36.9	5%	8,357	6,904	21%
Cost of gas sold	23.6	18.5	28%
Margins	$15.3	$18.4	(17%)

Second Quarter 2007 vs. Second Quarter 2006 Summary - Gas margins decreased $3 million, or 17%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL).

Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (in millions)			Dths Sold (in thousands)
Six Months Ended June 30:	2007	2006	Change	2007	2006	Change
Residential	$92.1	$87.2	6%	7,297	6,702	9%
Commercial	52.0	50.1	4%	5,020	4,573	10%
Industrial	5.7	5.2	10%	603	508	19%
Retail subtotal	149.8	142.5	5%	12,920	11,783	10%
Interdepartmental	5.4	6.7	(19%)	707	536	32%
Transportation/other	5.5	10.4	(47%)	12,706	9,373	36%
Total revenues/sales	160.7	159.6	1%	26,333	21,692	21%
Cost of gas sold	107.8	103.7	4%
Margins	$52.9	$55.9	(5%)

First Half 2007 vs. First Half 2006 Summary - Gas margins decreased $3 million, or 5%, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits are allocated between ratepayers and WPL) and the net impacts of weather conditions and WPL’s weather hedging activities. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Weather impacts on demand compared to normal weather	($1)	($1)	($1)	($3)
Gains (losses) from weather derivatives (a)	--	--	(1)	3
Net weather impact	($1)	($1)	($2)	$--

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Impacts of Weather Conditions” for WPL’s HDD data.

Transportation/Other Sales - Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Transportation/other Sales” for discussion of the impact of WPL’s sale of its Illinois gas distribution properties in February 2007 on its transportation/other sales.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to “Alliant Energy Results of Operations - Utility Gas Margins - Performance-based Gas Commodity Recovery Program” for discussion of the impact of this program on WPL’s gas margins. Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” and “Alliant Energy Results of Operations - Utility Gas Margins - Natural Gas Cost Recoveries” for information relating to utility fuel and natural gas cost recovery.

Other Operation and Maintenance Expenses - Second Quarter 2007 vs. Second Quarter 2006 Summary - Other operation and maintenance expenses decreased $7 million primarily due to $3 million of lower incentive-related compensation expenses, $2 million of lower generation-related expenses, $1 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006 and decreases in other administrative and general expenses. These decreases were partially offset by $3 million of higher amortizations of deferred costs that are being recovered in rates effective with WPL’s 2007 retail base rate increase.

First Half 2007 vs. First Half 2006 Summary - Other operation and maintenance expenses were consistent for the six-month period. Increases in other operation and maintenance expenses were primarily due to $5 million of higher amortizations of deferred costs that are being recovered in rates effective with WPL’s 2007 retail base rate increase and a $4 million regulatory-related charge in the first quarter of 2007. These increases were offset by $4 million of lower incentive-related compensation expenses, $3 million of lower pension and other postretirement benefit expenses largely due to the impact of benefit plan contributions in 2006, and decreases in other administrative and general expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Interest Expense - Interest expense decreased $2 million for both the three- and six-month periods, primarily due to interest expense associated with WPL’s interim reserve for rate refund in 2006.

Income Taxes - The effective income tax rates were 37.2% and 34.9% for the three- and six-month periods ended June 30, 2007, compared with 39.3% and 38.1%, respectively, for the same periods in 2006. The decreased effective income tax rates were primarily due to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except as described below.

Liquidity Position - At June 30, 2007, Alliant Energy and its subsidiaries had $294.7 million of available capacity under their revolving credit facilities and $125.3 million of cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s financial capitalization structures at June 30, 2007 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,496.2	57.0%	$1,151.5	50.5%	$1,116.4	66.2%
Preferred equity	243.8	5.5%	183.8	8.0%	60.0	3.5%
Long-term debt (incl. current maturities)	1,296.7	29.6%	813.6	35.7%	298.7	17.7%
Short-term debt	344.5	7.9%	132.5	5.8%	212.0	12.6%
	$4,381.2	100.0%	$2,281.4	100.0%	$1,687.1	100.0%

Refer to “Short- and Long-Term Debt” for details on WPL’s anticipated long-term debt issuance in the second half of 2007.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2007	2006	2007	2006	2007	2006
Operating activities	$312.4	$223.1	$185.7	$128.1	$146.4	$133.1
Investing activities	(117.9)	444.5	(136.8)	242.9	(67.8)	(63.6)
Financing activities	(334.4)	(731.9)	(49.1)	(371.7)	(79.0)	(69.5)

Cash Flows From Continuing Operating Activities -

Historical Changes in Cash Flows From Continuing Operating Activities - Alliant Energy’s cash flows from operating activities increased $89 million primarily due to lower pension plan contributions and changes in working capital caused largely by the timing of vendor payments. These increases were partially offset by changes in the level of accounts receivable sold and higher incentive-related compensation payments. IPL’s cash flows from operating activities increased $58 million primarily due to lower pension plan contributions and changes in working capital caused largely by the timing of vendor payments. These increases were partially offset by changes in the level of accounts receivable sold. WPL’s cash flows from operating activities increased $13 million primarily due to changes in working capital caused largely by the timing of vendor payments. This increase was partially offset by higher income tax payments.

Sale of Accounts Receivable - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of recent changes to IPL’s sale of accounts receivable program.

Cash Flows From (Used For) Continuing Investing Activities -

Historical Changes in Cash Flows From (Used For) Continuing Investing Activities - Alliant Energy’s cash flows from investing activities decreased $562 million primarily due to lower proceeds received from asset sales, higher construction expenditures and expenditures for the purchases of emission allowances in the first quarter of 2007. IPL’s cash flows from investing activities decreased $380 million primarily due to proceeds from the sale of its interest in DAEC in the first quarter of 2006, higher construction expenditures largely due to winter storm restoration activities in 2007 and expenditures for purchases of emission allowances in the first quarter of 2007. These decreases were partially offset by proceeds from the sale of its Illinois properties in the first quarter of 2007. WPL’s cash flows used for investing activities increased $4 million primarily due to higher construction expenditures largely due to expenditures for a wind farm project in 2007. This increase was substantially offset by proceeds from the sale of its Illinois properties in the first quarter of 2007.

Construction and Acquisition Expenditures - Alliant Energy and IPL currently anticipate construction and acquisition expenditures for 2007 of $580 million and $335 million, respectively, reflecting increases of $45 million for both from estimates provided early in 2007. The increases were largely due to incremental capital expenditures related to the winter storms in IPL’s service territory.

Proceeds from Asset Sales - Proceeds from asset sales have been and will be used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Refer to “Strategic Overview” for discussion of Alliant Energy’s recent asset divesture activities.

Cash Flows Used For Continuing Financing Activities -

Historical Changes in Cash Flows Used For Continuing Financing Activities - Alliant Energy’s cash flows used for financing activities decreased $398 million primarily due to changes in the amount of debt issued and retired, including decreased debt premiums, and the retirement of a capital lease obligation in the first quarter of 2006. These decreases were partially offset by common stock repurchases in 2007. IPL’s cash flows used for financing activities decreased $323 million primarily due to changes in the amount of debt issued and retired, lower common stock dividends and the retirement of a capital lease obligation in the first quarter of 2006. Such variances were largely due to IPL’s sale of its interest in DAEC, including the application of the proceeds in the first quarter of 2006.

State Regulatory Financing Authorization - In July 2007, the PSCW authorized WPL to issue up to $300 million of long-term debt securities.

Shelf Registrations - In the second quarter of 2007, WPL filed a shelf registration statement with the SEC. WPL’s shelf registration statement became effective in June 2007 and provides WPL flexibility to offer from time to time up to an aggregate of $300 million of its preferred stock and unsecured debt securities. This shelf registration statement replaces the $200 million registration statement that became effective in September 2006. As of June 30, 2007, Alliant Energy, IPL and WPL had $208 million, $250 million and $300 million remaining available under their respective shelf registration statements.

Common Stock Issuances - Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity incentive plans for employees.

Common Stock Repurchase Program - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Part II Other Information - Item 2 Unregistered Sales of Equity Securities and Use of Proceeds” for discussion of Alliant Energy’s common stock repurchase program, which has been and is expected to be funded primarily from available cash balances.

Short- and Long-term Debt - WPL currently expects to issue up to $300 million of long-term debt in the second half of 2007 and use the proceeds to retire short-term debt and issue a common stock dividend to Alliant Energy to realign its capital structure. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K. Refer to Notes 4 and 11(b), respectively, of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding changes to IPL’s sale of accounts receivable program and several guarantees and indemnifications outstanding related to Alliant Energy’s, IPL’s and WPL’s recent divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K, except for the items described in Notes 5, 8, 11(a) and 11(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and has not changed materially from the items reported in the 2006 Form 10-K except as discussed below.

In the second quarter of 2007, the Wisconsin DNR approved rules for RACT to address provisions of the Federal ozone attainment plan submittal in Wisconsin. The final RACT rules will accelerate NOx emission reductions at WPL’s Edgewater facility beyond the CAIR requirements due to Edgewater’s location in Sheboygan County, which does not meet the current eight-hour ozone National Air Ambient Quality Standards. WPL is evaluating the final RACT rules to develop an approach to meet the 2009 and 2013 compliance deadlines. In addition, proposed rules for BART which address provisions of Federal regional haze regulations may require additional reductions of NOx and SO2 emissions beyond the CAIR requirements at WPL’s Edgewater, Columbia and Nelson Dewey facilities by a 2013 compliance deadline. WPL is further evaluating the applicability of BART compliance requirements at its electric generating facilities depending upon current visibility impacts from its facilities at certain national parks. WPL included consideration of the final RACT and proposed BART rules as part of its updated multi-emissions compliance plan. However, final compliance requirements cannot be certain until rules are adopted and all legislative and EPA approvals have been received, which is not expected until late 2007 or early 2008.

Since the publication of the CAIR and CAMR rules in 2005, Alliant Energy completed a preliminary evaluation of the costs of compliance with these rules based on the EPA’s model cap-and-trade program. This evaluation was updated in 2007 based on recent information available regarding state implementation plans and costs and performance of control options. Furthermore, the updated multi-emissions compliance plan now includes actions to address recently approved RACT compliance requirements and potential BART compliance requirements discussed in the above paragraph. The resulting updated multi-emissions compliance plan for Alliant Energy includes investments in air pollution controls for Alliant Energy’s generating units as well as purchases of emission allowances.

IPL’s and WPL’s current estimated construction and acquisition expenditures for air pollution controls to meet multi-emissions compliance requirements are as follows (in millions):

	2008 - 2012	2013 - 2018
IPL	$250 - $350	$550 - $650
WPL	550 - 600	0 - 50
Alliant Energy	$800 - $950	$550 - $700

These expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated construction and acquisition expenditures and exclude AFUDC, if applicable. Resources’ construction and acquisition expenditures to meet air emission compliance requirements at its two natural gas-fired generating facilities located in Wisconsin are not expected to be significant. Construction and acquisition expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies, outcomes of state implementation plans for these air rules and any additional requirements based on new air rules. In addition, the selection and timing of installation of air pollution controls for compliance may change as a result of these considerations.

In the second quarter of 2007, WPL filed a construction application with the PSCW to install air pollution controls to reduce SO2 emissions at the two existing units of its Nelson Dewey facility. Construction and acquisition expenditures for the Nelson Dewey SO2 air pollution controls are estimated to be $116 million and are included in the above estimates for Alliant Energy’s and WPL’s multi-emissions compliance plans.

Refer to “Rates and Regulatory Matters” for discussion of a new energy-related law (SF 145) enacted in Minnesota in May 2007 which creates a GHG emissions control plan for Minnesota. In addition, Alliant Energy is currently monitoring various other legislative and regulatory proposals at the federal, Iowa and Wisconsin levels regarding the control of emission of air pollutants and GHG.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006 and such market risks have not changed materially from those reported in the 2006 Form 10-K.

New Accounting Pronouncements - Refer to Note 1(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006 and such policies have not changed materially from the items reported in the 2006 10-K, except for the items reported below and developments regarding the strategic alternatives for Resources’ natural gas-fired generating facility in Neenah, Wisconsin which are described in “Strategic Overview - Utility Generation Plan.”

Asset Valuations - Long-Lived Assets Held for Sale - In the second quarter of 2007, Alliant Energy sold its investment in Mexico, which completed the divestiture of all business/assets that have previously been classified as held for sale. As a result, Alliant Energy no longer considers asset valuations related to long-lived assets held for sale as a critical accounting policy.

Unbilled Revenues - Refer to “Alliant Energy Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2007 and 2006.

Income Taxes - Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. FIN 48 prescribes recognition thresholds and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Alliant Energy’s evaluation of its uncertain tax positions requires a thorough review and analysis of all material tax positions and an assessment of the probability of sustaining the tax benefit. Significant changes in these assessments could have a material impact on Alliant Energy’s financial condition and results of operations. Refer to Notes 1(g) and 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details regarding FIN 48.

Refer to Note 11(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2006 and such considerations have not changed materially from the items reported in the 2006 Form 10-K, except as described below.

IPL Service Territory Winter Storms - Refer to “Alliant Energy Results of Operations - Utility Other Operation and Maintenance Expenses - 2007 Winter Storms in IPL’s Service Territory” and Note 11(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of the impacts of winter storms in IPL’s service territory in late February 2007 on Alliant Energy’s and IPL’s financial condition, results of operations and cash flows.

Depreciation Study - In the second quarter of 2007, WPL filed with the PSCW for approval to implement updated depreciation rates effective Jan. 1, 2008. The updated depreciation rates are based on a recently completed depreciation study related to its utility plant in service. If WPL’s updated depreciation rates are approved by the PSCW, WPL expects its 2008 annual depreciation expense will decrease approximately $8 million compared to 2007 annual depreciation expense amounts before giving consideration to depreciation of ongoing property additions. The impacts of this depreciation study will be considered in WPL’s future rate proceedings. Due to uncertainties such as when and to what extent the new depreciation estimates from the study will be reflected in its rates, WPL is unable to determine whether the impacts of any anticipated decrease in future annual depreciation expense resulting from this study will result in a material impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended June 30, 2007 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2006. No material change to such risk factors has occurred during the six months ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2007 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan (b)	Under the Plan (a) (b)
April 1 to April 30	236	$44.60	--	$151 million
May 1 to May 31	1,269,836	44.49	1,266,900	95 million
June 1 to June 30	814,084	42.07	799,085	61 million
Total	2,084,156	43.54	2,065,985

(a)

Includes 236, 2,338 and 4,080 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Key Employee Deferred Compensation Plan (KEDCP) and the Alliant Energy Deferred Compensation Plan for Directors (DDCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the KEDCP or the DDCP, which currently do not have expiration dates. Also includes 598 and 10,919 shares of Alliant Energy common stock for May 1 to May 31 and June 1 to June 30, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

(b)

On Aug. 3, 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. On Feb. 8, 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. These authorizations expire on Dec. 31, 2007. In 2006 and the first half of 2007, Alliant Energy repurchased 2.9 million and 5.4 million shares of its common stock on the open market for $105 million and $234 million, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY - At Alliant Energy’s annual meeting of shareowners held on May 10, 2007, the following individuals were elected as directors of Alliant Energy:

			Year in Which
Name of Nominee	Votes For	Votes Withheld	Term Expires
James A. Leach	95,006,120	2,016,402	2008
Michael L. Bennett	95,167,727	1,854,795	2010
Darryl B. Hazel	95,070,650	1,951,872	2010
David A. Perdue	95,228,085	1,794,437	2010
Judith D. Pyle	83,815,003	13,207,519	2010

The following are the other directors of Alliant Energy whose terms of office continued after the 2007 annual meeting: William D. Harvey and Singleton B. McAllister, with terms expiring in 2008; and Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009. Effective as of the date of the annual meeting, Anthony R. Weiler retired.

Also at Alliant Energy’s annual meeting of shareowners held on May 10, 2007, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Deloitte & Touche
LLP as Alliant Energy’s independent registered
public accounting firm for 2007	95,762,114	680,323	580,085	--

IPL - At IPL’s annual meeting of shareowners held on May 10, 2007, James A. Leach was elected as director of IPL with a term expiring in 2008; and Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle were elected as directors of IPL with terms expiring in 2010. Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IPL whose terms of office continued after the 2007 annual meeting: William D. Harvey and Singleton B. McAllister, with terms expiring in 2008; and Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009. Effective as of the date of the annual meeting, Anthony R. Weiler retired.

Also at IPL’s annual meeting of shareowners held on May 10, 2007, Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of ratification of the appointment of Deloitte & Touche LLP as IPL’s independent registered public accounting firm for 2007.

WPL - At WPL’s annual meeting of shareowners held on May 23, 2007, the following individuals were elected as directors of WPL:

			Year in Which
Name of Nominee	Votes For	Votes Withheld	Term Expires
James A. Leach	13,714,461	2,624	2008
Michael L. Bennett	13,715,102	1,983	2010
Darryl B. Hazel	13,715,145	1,940	2010
David A. Perdue	13,715,270	1,815	2010
Judith D. Pyle	13,714,671	2,414	2010

The following are the other directors of WPL whose terms of office continued after the 2007 annual meeting: William D. Harvey and Singleton B. McAllister, with terms expiring in 2008; and Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders, with terms expiring in 2009. Effective as of the date of the annual meeting, Anthony R. Weiler retired.

Also at WPL’s annual meeting of shareowners held on May 23, 2007, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes
Ratification of the appointment of Deloitte & Touche
LLP as WPL’s independent registered public
accounting firm for 2007	13,714,785	836	1,464	--

ITEM 6. EXHIBITS

The following Exhibits are filed herewith.

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2007.

ALLIANT ENERGY CORPORATION

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

INTERSTATE POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)

WISCONSIN POWER AND LIGHT COMPANY

Registrant

By: /s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer
Thomas L. Hanson	(Principal Accounting Officer and Authorized Signatory)