Form 10-K
period 2007-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2008-02-28
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Alliant Energy Corporation - Yes ☒ No ☐

Interstate Power and Light Company - Yes ☐ No ☒

Wisconsin Power and Light Company - Yes ☐ No ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Alliant Energy Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Interstate Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Wisconsin Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by checkmark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2007:

Alliant Energy Corporation	$4.3 billion
Interstate Power and Light Company	$--
Wisconsin Power and Light Company	$--

Number of shares outstanding of each class of common stock as of Jan. 31, 2008:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,454,775 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statements relating to Alliant Energy Corporation’s and Wisconsin Power and Light Company’s 2008 Annual Meetings of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new generating facilities and WPL’s proposed purchase of Alliant Energy Resources, Inc.’s (Resources’) electric generating facility in Neenah, Wisconsin; issues related to the availability of their generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services; issues associated with environmental remediation efforts and with environmental compliance generally; potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions; weather effects on results of operations; financial impacts of hedging strategies, including the impact of weather hedges on their earnings; unplanned outages at their generating facilities and risks related to recovery of incremental costs through rates; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unanticipated impacts that storms or natural disasters in their service territories may have on their operations; economic and political conditions in their service territories; their ability to collect unpaid utility bills; the growth rate of ethanol and biodiesel production in their service territories; Alliant Energy’s ability to achieve and/or sustain its dividend payout ratio goal; any material post-closing adjustments related to any of their past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets; access to technological developments; issues related to electric transmission, including operating in the Midwest Independent System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; inflation and interest rates; the impact of necessary accruals for the terms of their incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; the ability to continue cost controls and operational efficiencies; the ability to utilize tax capital losses generated to date, and those that may be generated in the future, before they expire; the ability to successfully complete ongoing tax audits and appeals with no material impact on their earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MDA). Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein has been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on businesses reported as discontinued operations and assets and liabilities held for sale.

ITEM 1. BUSINESS

A. GENERAL

The primary first tier subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy was incorporated in Wisconsin in 1981. A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electric energy; and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the Iowa Utilities Board (IUB) and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At Dec. 31, 2007, IPL supplied electric and gas service to 526,401 and 233,903 retail customers, respectively. IPL also provides steam services to certain customers in Cedar Rapids, Iowa and various other energy-related products and services. In 2007, 2006 and 2005, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues. Refer to Notes 17 and 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois, which were sold in February 2007, and IPL’s electric transmission assets, which were sold in December 2007, respectively.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electric energy; and the distribution and transportation of natural gas in selective markets in south and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At Dec. 31, 2007, WPL supplied electric and gas service to 450,920 and 175,887 retail customers, respectively. WPL also provides various other energy-related products and services. In 2007, 2006 and 2005, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. WPL Transco LLC is a wholly-owned subsidiary of WPL and holds WPL’s investment in American Transmission Company LLC (ATC). Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s utility operations in Illinois, which were sold in February 2007.

3) RESOURCES - was incorporated in 1988 in Wisconsin. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “D. Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Refer to Note 14 of the “Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At Dec. 31, 2007, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,281	297	1,578	81%
WPL	1,284	101	1,385	93%
Resources	76	640	716	11%
Corporate Services	--	1,500	1,500	--
	2,641	2,538	5,179	51%

At Dec. 31, 2007, Alliant Energy employees covered by collective bargaining agreements were as follows (International Brotherhood of Electrical Workers (IBEW); International Union of Operating Engineers (IUOE)):

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 949	248	9/30/08
IBEW Local 204 (Dubuque)	114	9/30/08
IBEW Local 204 (Mason City)	52	9/30/08
IUOE Local 275	52	12/01/08
IBEW Local 204 (Cedar Rapids)	787	8/31/10
IBEW Local 1439	21	6/30/11
IBEW Local 1455	7	6/30/11
	1,281
WPL - IBEW Local 965	1,284	5/31/11
Resources - Various	76	Various
	2,641

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS

Refer to “Liquidity and Capital Resources” in MDA for discussion of anticipated construction and acquisition expenditures for 2008, 2009 and 2010.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

Federal Energy Regulatory Commission (FERC) - Alliant Energy is registered with FERC as a public utility holding company, pursuant to the Public Utility Holding Company Act of 2005 (PUHCA 2005), and is required to maintain certain records and to report certain transactions involving its public utilities and other entities regulated by FERC. IPL and WPL are subject to regulation by FERC under PUHCA 2005 for various issues including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books and records requirements. In addition, the Energy Policy Act requires creation of an Electric Reliability Organization (ERO) to provide oversight by FERC. FERC designated the North American Electric Reliability Council (NERC) as the overarching ERO. The Midwest Reliability Organization (MRO), which is a regional member of NERC, has direct responsibility for mandatory electric reliability standards for IPL and WPL. FERC also has jurisdiction under the Federal Power Act over certain electric utility facilities and operations, electric wholesale rates, dividend payments and accounting practices of IPL and WPL, among other issues. Lastly, FERC has jurisdiction under the Natural Gas Act over certain natural gas facilities and operations of IPL and WPL.

Environmental - The United States of America (U.S.) Environmental Protection Agency (EPA) administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over air and water quality, hazardous substances management and transportation, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies. Alliant Energy, IPL and WPL are subject to these environmental regulations as a result of their current and past operations.

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements and approval of the location and construction of electric generating facilities. A Certificate of Public Convenience, Use and Necessity is required to be filed with the IUB for construction approval of any new electric generating facility located in Iowa with a capacity in excess of 25 megawatts (MW). Requests for retail rate relief are based on historical test periods, adjusted for certain known and measurable changes occurring up to nine months from the end of the historical test period. The IUB must decide on requests for retail rate relief within 10 months of the date of the application for which relief is filed, or the interim rates granted become permanent. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on past precedent. Iowa’s HF 577 provides Iowa utilities with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to making certain generation investments in Iowa. IPL must file for rate making principles under HF 577 for certain electric generating facilities located in Iowa including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. Upon approval of rate making principles by the IUB, IPL must either build the facility under the approved rate making principles, or not at all.

Public Service Commission of Wisconsin (PSCW) - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities, among other issues. WPL is also subject to regulation by the PSCW related to its operations in Wisconsin for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, approval of the location and construction of electric generating facilities and certain other additions and extensions to facilities. A Certificate of Authority (CA) application is required to be filed with the PSCW for construction approval of any new electric generating facility located in Wisconsin with a capacity of 99 MW or less. A Certificate of Public Convenience and Necessity (CPCN) application is required to be filed with the PSCW for construction approval of any new electric generating facility located in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of electric generating facilities outside of Wisconsin (including Minnesota) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW. WPL is required to file retail rate cases with the PSCW using a forward-looking test period. There is no statutory time limit for the PSCW to decide retail rate cases. However, the PSCW attempts to process all base retail rate cases in 10 months or less and the PSCW has the ability to approve interim retail rate relief, subject to refund, if necessary. For fuel-only retail rate case increases, the PSCW attempts to provide interim retail rate relief within 21 days of notice to customers, subject to refund. There is no statutory time limit for final fuel-only retail rate relief decisions. Wisconsin’s Act 7 provides Wisconsin utilities with the necessary rate making principles - and resulting, increased regulatory and investment certainty - prior to the purchase or construction of any nuclear or fossil-fueled electric generating facility or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for rate making principles under Act 7. WPL can proceed with an approved project under traditional rate making if the terms of the rate making principles issued under Act 7 are viewed as unsatisfactory by WPL.

Minnesota Public Utilities Commission (MPUC) - IPL is subject to regulation by the MPUC related to its operations in Minnesota for various issues including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, annual approval of IPL’s capital structure, and approval of the location and construction of electric generating facilities located in Minnesota with a capacity in excess of 50 MW. Requests for retail rate relief can be based on either historical or projected data and interim retail rates are permitted. The MPUC must reach a final decision within 10 months of filing for retail rate relief.

Refer to Notes 1(b), 1(j), 2 and 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” and “Liquidity and Capital Resources - Environmental” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW

Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS

1) ELECTRIC UTILITY OPERATIONS

General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. In 2007, electric utility operations accounted for 70%, 75% and 81% of operating revenues and 88%, 96% and 83% of operating income for Alliant Energy, IPL and WPL, respectively. Alliant Energy’s electric utility operations are located in the Midwest with IPL and WPL providing electric service in Iowa, southern and central Wisconsin and southern Minnesota. Electric utility revenues by state were as follows (dollars in millions):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,173.0	49%	$1,229.0	50%	$1,152.1	50%
Minnesota	75.1	3%	78.2	3%	72.9	3%
Illinois (a)	22.0	1%	24.4	1%	21.7	1%
Subtotal	1,270.1	53%	1,331.6	54%	1,246.7	54%
WPL:
Wisconsin	1,139.4	47%	1,098.0	45%	1,061.6	45%
Illinois (a)	1.3	--	13.4	1%	12.3	1%
Subtotal	1,140.7	47%	1,111.4	46%	1,073.9	46%
	$2,410.8	100%	$2,443.0	100%	$2,320.6	100%
(a)	Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s utility operations in Illinois which were sold in February 2007.

The percentage of electric utility revenues regulated by their respective state commissions and FERC were as follows:

	Alliant Energy			IPL			WPL
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Respective state
commissions	90%	91%	88%	95%	96%	94%	85%	85%	82%
FERC	10%	9%	12%	5%	4%	6%	15%	15%	18%
	100%	100%	100%	100%	100%	100%	100%	100%	100%

The number of electric customers and communities served at Dec. 31, 2007 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	526,401	9	1,389	527,799	752
WPL	450,920	26	2,105	453,051	606
	977,321	35	3,494	980,850	1,358

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, including wet corn milling, chemicals (including ethanol) and paper mills. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of capacity costs and other costs required to serve customers. IPL’s fuel and purchased energy costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of fuel-related costs (generation and purchased energy), capacity costs and other costs required to serve customers. The electric fuel rules in Wisconsin allow WPL to request rate increases/decreases if fuel and purchased energy costs exceed or fall below PSCW established fuel monitoring ranges.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings.

In addition, IPL and WPL have bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC approved tariffs. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. In 2007, the maximum peak hour demands for Alliant Energy and IPL were 5,751 MW and 3,085 MW, respectively, both on Aug. 28, 2007. In 2007, the maximum peak hour demand for WPL was 2,816 MW on Aug. 1, 2007.

Competition - Retail electric customers in Iowa and Wisconsin currently do not have the ability to choose their electric supplier. However, in order to increase sales, IPL and WPL attempt to attract new customers into their service territories. As a result, there is competition among utilities to keep energy rates low. Although electric service in Iowa and Wisconsin is regulated, IPL and WPL also still face competition from self generation by large industrial customers, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin).

Renewable Energy - Wisconsin and Minnesota have adopted renewable portfolio standards, which require electric utilities to provide certain percentages of their total energy output from renewable sources by certain dates. IPL and WPL currently meet all applicable renewable energy requirements and continue to emphasize the expansion of renewable energy in their overall energy supply portfolios. Refer to “Rates and Regulatory Matters - Recent Regulatory-related Legislative Developments” and “Strategic Overview - Utility Generation Plan” in MDA for further discussion of renewable energy standards and various proposed wind projects that are expected to contribute towards IPL and WPL continuing to meet these standards.

Energy Conservation - With increased emphasis on energy conservation as a matter of public policy, IPL and WPL are continuing and, where appropriate, expanding initiatives to promote energy conservation and enhance customers’ ability to manage their energy use more efficiently. IPL and WPL are also exploring rate making alternatives which are expected to maintain their respective financial stability in the event that energy use declines, and avoid penalizing IPL and WPL for successful energy conservation initiatives. Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments” in MDA for further discussion regarding an Advanced Metering Infrastructure project, which is expected to enhance energy management initiatives.

Electric Supply - Alliant Energy has met historical customer demand of electricity and expects to continue meeting future demand through internally generated electric supply, purchased power agreements (PPAs) utilizing existing firm transmission rights, and additional power purchases from generating units located within and outside of Alliant Energy’s service territory. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2003 to 2007. Alliant Energy’s mix of electric supply has experienced changes in the past few years as a result of the sales of its interests in its nuclear generating facilities. Alliant Energy’s mix of electric supply is expected to change further in the future with its Utility Generation Plan, which includes the construction of two new coal-fired generating facilities and several wind farms and the purchase of Resources’ natural gas-fired generating facility in Neenah, Wisconsin. The proposed new generation included in the Utility Generation Plan is expected to meet increasing customer demand, reduce reliance on PPAs and mitigate the impacts of future plant retirements while maintaining compliance with an 18% electric demand reserve margin established by regulators. Alliant Energy currently expects to meet utility customer demands in the future; however, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, generating facility outages, transmission system outages or extended periods of extreme weather conditions. Refer to “Strategic Overview - Utility Generation Plan” in MDA for details of Alliant Energy’s utility generation plan.

Generation - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Minnesota and Wisconsin with a diversified fuel mix including coal, natural gas and renewable resources. Refer to Item 2. Properties for details of IPL’s and WPL’s electric generating stations.

Generating Capability - The summer generating capability of IPL’s and WPL’s electric generating facilities by fuel type in MWs for 2007, 2006 and 2005 was as follows:

	IPL			WPL
	2007	2006	2005	2007	2006	2005
Coal	1,860	1,899	1,923	1,338	1,335	1,332
Natural Gas	849	847	867	542	553	551
Oil	317	328	351	--	--	--
Nuclear	--	--	395	--	--	--
Hydro	--	--	--	26	24	27
Total	3,026	3,074	3,536	1,906	1,912	1,910

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2007	2006	2005	2007	2006	2005
Natural Gas	$9.21	$10.45	$7.86	$13.86	$14.28	$8.49
Coal	1.35	1.25	1.17	1.69	1.52	1.32
Nuclear	--	0.56	0.57	--	--	0.53
All Fuels	2.35	2.18	1.73	1.97	1.80	1.72

Coal - Coal is the primary fuel source for Alliant Energy’s internally generated electric supply. Internally generated electric supply from coal-fired generating facilities represented 57%, 53% and 52% of IPL’s total sources of electric energy and 52%, 51% and 49% of WPL’s total sources of electric energy during 2007, 2006 and 2005, respectively. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired generating facilities for 2008 through 2012. As of Dec. 31, 2007, these contracts provide for a portfolio of coal supplies that cover approximately 75%, 52%, 27%, 13%, and 5% of Alliant Energy’s estimated coal supply needs for 2008 through 2012, respectively. Alliant Energy believes this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy expects to meet remaining coal requirements from either future contracts or purchases in the spot market.

The majority of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s generating stations, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 50 days for generating stations with year-round deliveries and 30 to 150 days (depending upon the time of year) for generating stations with seasonal deliveries. Actual inventory averages for 2007 were 57 days for generating stations with year-round deliveries and 67 days for generating stations with seasonal deliveries. Alliant Energy is currently in the process of testing coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with its generating stations. Alternative sources of coal are expected to provide Alliant Energy with further protection against interruptions and lessen its dependence on its primary coal source.

Average delivered fossil fuel costs are expected to continue to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, fuel-related surcharges incorporated by transportation carriers and recent coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. A few of the existing coal contracts have provisions for price adjustments should specific indices change. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal and changes in various associated laws and regulations. For example, emission restrictions related to sulfur dioxide, nitrogen oxide and mercury, along with other environmental limitations on generating stations, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include: the need for railroads to enhance/expand infrastructure for demand growth, corresponding investments in locomotives and crews and the desire to improve margins on coal commensurate with margins on non-coal movements. Alliant Energy believes that, given its current coal procurement process, the specific coal market in its primary purchase region, and regulatory cost-recovery mechanisms, it is reasonably insulated against coal price volatility. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of coverage going forward for five to six years and supplier diversity. Similarly, given the term lengths of its transportation agreements, Alliant Energy believes it is reasonably insulated against future higher coal transportation rates from the major railroads. As of Dec. 31, 2007, existing coal transportation agreements cover approximately 100% of IPL’s and WPL’s estimated needs through 2009, approximately 81% for 2010, approximately 77% for 2011 and 2012, approximately 57% for 2013 and 2014 and approximately 12% for 2015.

Natural Gas - Alliant Energy owns several natural gas-fired generating facilities including IPL’s 565 MW, natural gas-fired Emery Generating Facility (Emery) and Resources’ 300 MW, natural gas-fired Sheboygan Falls Energy Facility (SFEF). WPL has exclusive rights to the output of SFEF under an affiliated lease agreement. These facilities help meet customer demand for electricity generally during peak hour demands. Internally generated electric supply from natural gas-fired generating facilities represented 6%, 5% and 6% of Alliant Energy’s total sources of electric energy during 2007, 2006 and 2005, respectively.

Alliant Energy has responsibility to supply natural gas to certain generating facilities under PPAs, which include the Riverside Energy Center (Riverside) and the RockGen Energy Center (RockGen), as well as the generating facilities it owns. IPL and WPL have contracts with several companies to provide fixed-price natural gas supply for these generating facilities with the longest contracts having terms through December 2009. WPL has also contracted with ANR Pipeline to provide firm pipeline transportation of 60,000 dekatherms (Dths) per day for Riverside and 52,800 Dths per day (June to September) for SFEF, and 2 million Dths of storage capacity for WPL’s natural gas-fired generating stations through March 2015. IPL has also contracted with Northern Border Pipeline to provide firm pipeline transportation of 45,000 Dths per day for Emery through October 2008.

In addition to entering into fixed-price supply contracts, IPL and WPL have hedging programs reviewed by the IUB and PSCW, respectively, which use hedges to help protect against the impacts of volatile natural gas prices. IPL has 83% of the gas supply costs for its forecasted natural gas-fired electric generation hedged for 2008 and 41% for 2009. WPL has 100% of the gas supply costs for its forecasted natural gas-fired electric generation hedged for 2008 and 95% for 2009.

Nuclear - Internally generated electric supply from nuclear generating facilities represented 17% of IPL’s total sources of electric energy and 2% of WPL’s total sources of electric energy in 2005. In January 2006, IPL sold its interest in the Duane Arnold Energy Center (DAEC) to a subsidiary of FPL Group, Inc. (FPL) and upon closing of the sale entered into a PPA with FPL to purchase energy and capacity from DAEC through February 2014. In July 2005, WPL sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to a subsidiary of Dominion Resources, Inc. (Dominion) and upon closing of the sale entered into a long-term PPA with Dominion to purchase energy and capacity from Kewaunee through December 2013. As a result of these transactions, Alliant Energy no longer has an ownership interest in any nuclear generating facilities. Alliant Energy entered into these transactions to reduce the financial and operational uncertainty associated with nuclear generating facility ownership and operations while still retaining the benefit of the output from such nuclear generating facilities.

Wind - In May 2007, WPL received approval from the PSCW to construct the 68 MW Cedar Ridge wind farm in Fond du Lac County, Wisconsin, which is expected to begin commercial operation by the end of 2008. Once complete, Cedar Ridge will be WPL’s first fully owned and operated wind farm site. Refer to “Strategic Overview - Utility Generation Plan” in MDA for further discussion.

Purchased Power - Alliant Energy enters into PPAs to meet a portion of its customer demand of electricity. Purchased power represented 33%, 38% and 21% of IPL’s total sources of electric energy and 46%, 47% and 46% of WPL’s total sources of electric energy during 2007, 2006 and 2005, respectively. IPL’s most significant PPA is with FPL for the purchase of energy and capacity from DAEC through February 2014. WPL’s most significant PPAs are with Dominion for the purchase of energy and capacity from Kewaunee through December 2013 and with subsidiaries of Calpine Corporation (Calpine) for the purchase of energy and capacity from Riverside and RockGen through May 2013 and May 2009, respectively.

Refer to Note 1(j) for discussion of IPL’s and WPL’s rate recovery of fuel costs, Note 3(a) for details regarding purchased power commitments accounted for as operating leases and Note 12(b) for details relating to IPL’s and WPL’s coal, natural gas and other purchased power commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Electric Transmission Business -

IPL - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC). IPL sold its electric transmission assets in December 2007 in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allows deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota. Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the sale. ITC is an independent for-profit, transmission-only company and is a transmission-owning member of MISO, MRO and Reliability First Corporation Regional Reliability Council. IPL has a non-cancelable operation agreement, which will terminate on Dec. 31, 2035, with Central Iowa Power Cooperative (CIPCO) and ITC that provides for the joint use of certain transmission facilities. IPL’s responsibilities for transmission-related duties under this contract have been transferred to ITC as part of the recent sale. ITC has transmission interconnections at various locations with nine other transmission owning utilities in the Midwest. These interconnections, along with the interconnections of ATC, enhance the overall reliability of the Alliant Energy transmission system and provide access to multiple sources of economic and emergency energy. Alliant Energy has been advised that ITC plans to construct additional facilities to improve transmission reliability and import capabilities. As these facilities are constructed, Alliant Energy expects these facilities will serve to enhance its operating flexibility and access to lower-cost energy.

WPL - In 2001, WPL transferred its transmission assets to ATC in exchange for an ownership interest in ATC. As of Dec. 31, 2007, WPL held a 17% ownership interest in ATC with a carrying value of $172 million. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of MISO, MRO and Reliability First Corporation Regional Reliability Council. ATC realizes its revenues from the provision of transmission services to both participants in ATC as well as non-participants. During 2007, ATC distributed to WPL, in the form of dividends, $21 million or approximately 80% of WPL’s equity earnings from ATC. Although no assurance can be given, WPL anticipates ATC will continue this dividend payout ratio in the future. ATC is continuing its efforts to improve transmission reliability and import capabilities into Wisconsin, including energizing a 345-kilovolt transmission line between Wausau, Wisconsin and Duluth, Minnesota in 2008. As these facilities are constructed, Alliant Energy expects they will serve to enhance its operating flexibility and its access to lower-cost energy. ATC also has various transmission interconnections with three other transmission owning utilities in the Midwest. WPL anticipates $13 million, $7 million and $5 million of capital contributions to ATC in 2008, 2009 and 2010, respectively.

MISO Wholesale Energy Market - IPL and WPL are members of MISO, a FERC-approved Regional Transmission Organization, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. In April 2005, IPL and WPL began participation in the wholesale energy market operated by MISO. The market impacts the way IPL and WPL buy and sell wholesale electricity, obtain transmission services and schedule generation. In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy at locations across the MISO region. MISO evaluates IPL’s, WPL’s and other market participants’ energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders where generation or transmission system expansion is needed. This market-based approach is expected to result in lower overall costs in areas with abundant transmission capacity. In addition, MISO may dispatch generators that support reliability needs, but which would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for variable costs. In areas of constrained transmission capacity, such as Wisconsin, costs could be higher due to the congestion and its impact on locational marginal prices. As part of the MISO market restructuring, physical transmission rights of IPL and WPL were replaced with Financial Transmission Rights (FTRs). FTRs provide a hedge for congestion costs that incur in the MISO day-ahead energy market. Both IPL and WPL have been awarded FTRs by MISO that are in place through May 31, 2008. Based on the FTRs awarded to IPL and WPL to date and future expected allocations, along with the expected regulatory recovery treatment of MISO costs, the financial impacts associated with FTRs have not differed significantly from the financial impacts associated with physical transmission rights that existed prior to the MISO market.

Refer to “Rates and Regulatory Matters” in MDA for discussion of the regulatory impacts of costs related to MISO and “Other Future Considerations - MISO Wholesale Energy Market” in MDA for discussion of the ancillary services market MISO is currently developing.

Electric Environmental Matters - Alliant Energy is regulated in environmental matters by federal, state and local agencies. Such regulations are the result of a number of environmental laws passed by the U.S. Congress, state legislatures and local governments and enforced by federal, state and local regulatory agencies. The laws impacting Alliant Energy’s electric operations include, but are not limited to, the Safe Drinking Water Act; Clean Water Act; Clean Air Act (CAA), as amended by the CAA Amendments of 1990; National Environmental Policy Act of 1969; Toxic Substances Control Act; Resource Conservation and Recovery Act; Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act and Emergency Planning and Community Right-to-Know Act of 1986; Endangered Species Act; Occupational Safety and Health Act; National Energy Policy Act, as amended; Federal Insecticide, Fungicide and Rodenticide Act; Hazardous Materials Transportation Act; Pollution Prevention Act; and Department of Homeland Security Appropriations Act. Alliant Energy regularly obtains federal, state and local permits to assure compliance with environmental protection laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy anticipates these prudently incurred costs for IPL and WPL will be recoverable through future rate case proceedings. Refer to “Liquidity and Capital Resources - Environmental” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of electric environmental matters including environmental regulations under the Clean Air Interstate Rule, Clean Air Mercury Rule, Section 316(b) of the Clean Water Act, Wisconsin Thermal Rule and proposed greenhouse gas (GHG) emission legislation.

Alliant Energy Corporation

Electric Operating Information	2007		2006		2005		2004		2003

Operating Revenues (in millions) (a):
Residential	$847.5		$857.1		$823.4		$716.7		$684.6
Commercial	535.2		549.8		497.4		437.8		409.7
Industrial	731.9		763.7		675.2		609.9		571.6

Retail subtotal	2,114.6		2,170.6		1,996.0		1,764.4		1,665.9
Sales for resale:
Wholesale	179.8		145.2		158.7		116.8		108.4
Bulk power and other	56.7		68.5		114.6		69.0		87.4
Other	59.7		58.7		51.3		58.8		55.4

Total	$2,410.	8	$2,443.	0	$2,320.	6	$2,009.	0	$1,917.	1

Electric Sales (000s megawatt-hours (MWh)) (a):
Residential	7,753		7,670		7,881		7,354		7,565
Commercial	6,222		6,187		6,110		5,702		5,663
Industrial	12,692		12,808		12,830		12,596		12,345

Retail subtotal	26,667		26,665		26,821		25,652		25,573
Sales for resale:
Wholesale	3,547		3,064		3,161		2,943		2,835
Bulk power and other	2,550		2,632		2,933		2,159		2,660
Other	167		171		173		178		184

Total	32,931		32,532		33,088		30,932		31,252

Customers (End of Period) (a):
Residential	840,122		855,948		849,845		839,745		830,559
Commercial	134,235		135,822		134,149		131,152		129,130
Industrial	2,964		3,064		3,044		2,916		2,902
Other	3,529		3,391		3,368		3,312		3,362

Total	980,850		998,225		990,406		977,125		965,953

Other Selected Electric Data:
Maximum peak hour demand (MW)	5,751		5,989		5,932		5,644		5,887
Cooling degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 349)	366		332		406		139		276
Madison, Wisconsin (WPL) (normal - 259)	336		284		421		138		224
Sources of electric energy (000s MWh):
Coal	18,643		17,578		17,360		18,472		18,451
Purchased power:
Nuclear (c)	5,103		5,128		1,008		-		-
Other	8,298		8,928		9,885		8,289		9,155
Gas (d)	1,894		1,541		2,052		792		631
Nuclear (c)	-		264		3,461		5,018		4,498
Other	309		263		297		262		240

Total	34,247		33,702		34,063		32,833		32,975

Revenue per kilowatt-hour (KWh) sold to retail
customers (cents)	7.93		8.14		7.44		6.88		6.51

(a)	In February 2007, Alliant Energy sold its electric distribution properties in Illinois. At the date of the sale, Alliant Energy had approximately 22,000 electric retail customers in Illinois. Prior to the asset sales, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sales, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a 70 degree base. Normal cooling degree days are calculated using a 20-year average.
(c)	In January 2006 and July 2005, IPL and WPL sold their respective interests in DAEC and Kewaunee and upon closing of the sales entered into long-term purchased power agreements to purchase energy and capacity from DAEC and Kewaunee, respectively.
(d)	Includes generation from SFEF that began commercial operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

Interstate Power and Light Company

Electric Operating Information	2007		2006		2005		2004		2003

Operating Revenues (in millions) (a):
Residential	$451.2		$471.2		$453.9		$388.9		$367.7
Commercial	316.2		337.4		300.0		257.8		239.4
Industrial	402.0		440.7		387.0		347.3		327.8

Retail subtotal	1,169.4		1,249.3		1,140.9		994.0		934.9
Sales for resale:
Wholesale	21.3		1.9		1.9		2.1		2.0
Bulk power and other	42.2		47.8		73.5		39.6		38.2
Other	37.2		32.6		30.4		33.5		31.9

Total	$1,270.	1	$1,331.	6	$1,246.	7	$1,069.	2	$1,007.	0

Electric Sales (000s MWh) (a):
Residential	4,204		4,157		4,282		3,979		4,155
Commercial	3,912		3,910		3,836		3,487		3,496
Industrial	7,750		7,860		8,005		7,827		7,750

Retail subtotal	15,866		15,927		16,123		15,293		15,401
Sales for resale:
Wholesale	406		35		41		53		50
Bulk power and other	1,581		1,550		1,682		1,252		1,249
Other	93		99		98		98		102

Total	17,946		17,611		17,944		16,696		16,802

Customers (End of Period) (a):
Residential	444,974		455,346		454,176		450,595		448,719
Commercial	79,473		81,045		80,238		78,137		77,043
Industrial	1,954		2,018		1,996		1,915		1,888
Other	1,398		1,299		1,317		1,280		1,327

Total	527,799		539,708		537,727		531,927		528,977

Other Selected Electric Data:
Maximum peak hour demand (MW)	3,085		3,070		3,077		3,017		3,123
Cooling degree days (b):
Cedar Rapids, Iowa (normal - 349)	366		332		406		139		276
Sources of electric energy (000s MWh):
Coal	10,547		9,919		9,782		10,348		10,232
Purchased power:
Nuclear (c)	3,066		3,297		-		-		-
Other	3,101		3,743		3,868		3,508		4,503
Gas	1,778		1,426		1,686		580		227
Nuclear (c)	-		264		3,177		3,451		2,791
Other	127		80		121		47		63

Total	18,619		18,729		18,634		17,934		17,816

Revenue per KWh sold to retail customers (cents)	7.37		7.84		7.08		6.50		6.07

(a)	In February 2007, IPL sold its electric distribution properties in Illinois. At the date of the sale, IPL had approximately 13,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a 70 degree base. Normal cooling degree days are calculated using a 20-year average.
(c)	In January 2006, IPL sold its interest in DAEC and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from DAEC.

Wisconsin Power and Light Company

Electric Operating Information	2007		2006		2005		2004	2003

Operating Revenues (in millions) (a):
Residential	$396.3		$385.9		$369.5		$327.8	$316.9
Commercial	219.0		212.4		197.4		180.0	170.3
Industrial	329.9		323.0		288.2		262.6	243.8

Retail subtotal	945.2		921.3		855.1		770.4	731.0
Sales for resale:
Wholesale	158.5		143.3		156.8		114.7	106.4
Bulk power and other	14.5		20.7		41.1		29.4	49.2
Other	22.5		26.1		20.9		25.3	23.5

Total	$1,140.	7	$1,111.	4	$1,073.	9	$939.8	$910.1

Electric Sales (000s MWh) (a):
Residential	3,549		3,513		3,599		3,375	3,410
Commercial	2,310		2,277		2,274		2,215	2,167
Industrial	4,942		4,948		4,825		4,769	4,595

Retail subtotal	10,801		10,738		10,698		10,359	10,172
Sales for resale:
Wholesale	3,141		3,029		3,120		2,890	2,785
Bulk power and other	969		1,082		1,251		907	1,411
Other	74		72		75		80	82

Total	14,985		14,921		15,144		14,236	14,450

Customers (End of Period) (a):
Residential	395,148		400,602		395,669		389,150	381,840
Commercial	54,762		54,777		53,911		53,015	52,087
Industrial	1,010		1,046		1,048		1,001	1,014
Other	2,131		2,092		2,051		2,032	2,035

Total	453,051		458,517		452,679		445,198	436,976

Other Selected Electric Data:
Maximum peak hour demand (MW)	2,816		2,941		2,854		2,627	2,782
Cooling degree days (b):
Madison, Wisconsin (normal - 259)	336		284		421		138	224
Sources of electric energy (000s MWh):
Coal	8,096		7,659		7,578		8,124	8,219
Purchased power:
Nuclear (c)	2,037		1,831		1,008		-	-
Other	5,197		5,185		6,017		4,781	4,652
Gas (d)	116		115		366		212	404
Nuclear (c)	-		-		284		1,567	1,707
Other	182		183		176		215	177

Total	15,628		14,973		15,429		14,899	15,159

Revenue per KWh sold to retail customers (cents)	8.75		8.58		7.99		7.44	7.19

(a)	In February 2007, WPL sold its electric distribution properties in Illinois. At the date of the sale, WPL had approximately 9,000 electric retail customers in Illinois. Prior to the asset sale, the electric sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sale, the electric sales associated with these customers are included in wholesale electric sales.
(b)	Cooling degree days are calculated using a 70 degree base. Normal cooling degree days are calculated using a 20-year average.
(c)	In July 2005, WPL sold its interest in Kewaunee and upon closing of the sale entered into a long-term purchased power agreement to purchase energy and capacity from Kewaunee.
(d)	Includes generation from SFEF that began commercial operation in June 2005, which WPL leases from Resources' Non-regulated Generation business.

2) GAS UTILITY OPERATIONS

General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL. In 2007, gas utility operations accounted for 18%, 21% and 19% of operating revenues and 8%, 4% and 20% of operating income for Alliant Energy, IPL and WPL, respectively. Alliant Energy’s gas utility operations are located in the Midwest with IPL and WPL providing gas service in Iowa, southern and central Wisconsin and southern Minnesota. Gas utility revenues by state were as follows (dollars in millions):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$345.6	55%	$335.2	53%	$337.2	49%
Minnesota	17.4	3%	17.7	3%	18.4	3%
Illinois (a)	1.5	--	6.5	1%	7.2	1%
Subtotal	364.5	58%	359.4	57%	362.8	53%
WPL:
Wisconsin	263.7	42%	265.6	42%	310.5	45%
Illinois (a)	2.0	--	8.3	1%	11.8	2%
Subtotal	265.7	42%	273.9	43%	322.3	47%
	$630.2	100%	$633.3	100%	$685.1	100%
(a)	Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s utility operations in Illinois which were sold in February 2007.

The number of gas customers and communities served at Dec. 31, 2007 were as follows:

	Retail	Transportation /	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	233,903	233	234,136	243
WPL	175,887	238	176,125	237
	409,790	471	410,261	480

In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Seasonality - Gas sales follow a seasonal pattern with an annual base-load of gas and a large heating peak occurring during the winter season. Natural gas obtained from producers, marketers and brokers, as well as gas in storage, is utilized to meet the peak heating season requirements. Storage contracts allow IPL and WPL to purchase gas in the summer, store the gas in underground storage fields and deliver it in the winter. Gas storage met approximately 35% of IPL’s and WPL’s annual gas requirements in 2007.

Competition - Federal and state regulatory policies are in place to bring more competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third parties. It remains uncertain if, and when, the current economic disincentives for smaller consumption customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

Gas Supply - IPL and WPL maintain purchase agreements with over 30 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through 2008. IPL’s and WPL’s gas supply commitments are primarily market-based.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with Northern Natural Gas Company (NNG), ANR Pipeline (ANR), Natural Gas Pipeline Co. of America (NGPL), Northern Border Pipeline (NBPL) and Guardian Pipeline (Guardian) allow access to gas supplies located in the U.S. and Canada. Arrangements with Firm Citygate Supplies (FCS) provide IPL with gas delivered directly to its service territory. In 2007, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Guardian	Total
IPL	186,469	55,680	42,618	21,000	15,000	--	320,767
WPL	83,056	177,467	--	--	--	10,000	270,523

Refer to Note 1(j) for information relating to utility natural gas cost recovery and Note 12(b) for discussion of natural gas commitments in Alliant Energy’s “Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2007	2006	2005	2004	2003

Operating Revenues (in millions) (a):
Residential	$348.6	$342.8	$358.1	$315.6	$310.7
Commercial	199.0	198.8	202.0	172.3	162.7
Industrial	39.4	38.7	43.8	38.4	34.2

Retail subtotal	587.0	580.3	603.9	526.3	507.6
Interdepartmental	17.4	19.2	55.9	22.3	48.5
Transportation/other	25.8	33.8	25.3	21.2	10.8

Total	$630.2	$633.3	$685.1	$569.8	$566.9

Gas Sales (000s Dths) (a):
Residential	28,137	26,406	28,554	29,338	31,871
Commercial	19,417	18,707	18,763	19,199	19,947
Industrial	4,694	4,498	4,406	5,127	5,093

Retail subtotal	52,248	49,611	51,723	53,664	56,911
Interdepartmental	2,591	2,468	6,959	3,501	7,191
Transportation/other	58,911	53,436	55,891	46,125	41,787

Total	113,750	105,515	114,573	103,290	105,889

Retail Customers at End of Period (a):
Residential	363,825	374,494	371,443	366,493	361,835
Commercial	45,374	46,319	46,153	45,630	45,826
Industrial	591	657	692	730	766

Total	409,790	421,470	418,288	412,853	408,427

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (IPL) (normal - 6,653)	6,728	6,211	6,534	6,463	6,883
Madison, Wisconsin (WPL) (normal - 7,148)	6,914	6,499	6,796	6,831	7,337
Revenue per Dth sold to retail customers	$11.23	$11.70	$11.68	$9.81	$8.92
Purchased gas costs per Dth sold to retail customers	$8.11	$8.32	$8.68	$6.98	$6.11

(a)	In February 2007, Alliant Energy sold its natural gas properties in Illinois. At the date of the sale, Alliant Energy had approximately 14,000 gas retail customers in Illinois. Prior to the asset sales, the gas sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sales, the gas sales associated with these customers are included in transportation/other sales.
(b)	Heating degree days are calculated using a 65 degree base. Normal heating degree days are calculated using a 20-year average.

Interstate Power and Light Company

Gas Operating Information	2007	2006	2005	2004	2003

Operating Revenues (in millions) (a):
Residential	$203.4	$197.9	$201.7	$179.2	$173.6
Commercial	115.0	114.4	112.7	95.5	88.1
Industrial	31.2	30.4	33.8	30.3	24.6

Retail subtotal	349.6	342.7	348.2	305.0	286.3
Interdepartmental	2.6	2.2	5.1	1.9	3.8
Transportation/other	12.3	14.5	9.5	9.1	4.4

Total	$364.5	$359.4	$362.8	$316.0	$294.5

Gas Sales (000s Dths) (a):
Residential	16,541	15,136	16,486	16,882	19,074
Commercial	11,080	10,552	10,576	10,614	11,408
Industrial	3,811	3,622	3,428	4,029	3,911

Retail subtotal	31,432	29,310	30,490	31,525	34,393
Interdepartmental	327	352	511	289	631
Transportation/other	34,433	32,342	30,691	28,653	28,551

Total	66,192	62,004	61,692	60,467	63,575

Retail Customers at End of Period (a):
Residential	206,873	211,768	211,217	209,280	207,921
Commercial	26,664	27,222	27,384	27,094	27,465
Industrial	366	382	398	434	426

Total	233,903	239,372	238,999	236,808	235,812

Other Selected Gas Data:
Heating degree days (b):
Cedar Rapids, Iowa (normal - 6,653)	6,728	6,211	6,534	6,463	6,883
Revenue per Dth sold to retail customers	$11.12	$11.69	$11.42	$9.67	$8.32
Purchased gas cost per Dth sold to retail customers	$8.38	$8.69	$8.78	$7.27	$5.99

Wisconsin Power and Light Company

Gas Operating Information	2007	2006	2005	2004	2003

Operating Revenues (in millions) (a):
Residential	$145.2	$144.9	$156.4	$136.4	$137.1
Commercial	84.0	84.4	89.3	76.8	74.6
Industrial	8.2	8.3	10.0	8.1	9.6

Retail subtotal	237.4	237.6	255.7	221.3	221.3
Interdepartmental	14.8	17.0	50.8	20.4	44.7
Transportation/other	13.5	19.3	15.8	12.1	6.4

Total	$265.7	$273.9	$322.3	$253.8	$272.4

Gas Sales (000s Dths) (a):
Residential	11,596	11,270	12,068	12,456	12,797
Commercial	8,337	8,155	8,187	8,585	8,539
Industrial	883	876	978	1,098	1,182

Retail subtotal	20,816	20,301	21,233	22,139	22,518
Interdepartmental	2,264	2,116	6,448	3,212	6,560
Transportation/other	24,478	21,094	25,200	17,472	13,236

Total	47,558	43,511	52,881	42,823	42,314

Retail Customers at End of Period (a):
Residential	156,952	162,726	160,226	157,213	153,914
Commercial	18,710	19,097	18,769	18,536	18,361
Industrial	225	275	294	296	340

Total	175,887	182,098	179,289	176,045	172,615

Other Selected Gas Data:
Heating degree days (b):
Madison, Wisconsin (normal - 7,148)	6,914	6,499	6,796	6,831	7,337
Revenue per Dth sold to retail customers	$11.40	$11.70	$12.04	$10.00	$9.83
Purchased gas cost per Dth sold to retail customers	$7.70	$7.77	$8.53	$6.57	$6.29

(a)	In February 2007, IPL and WPL sold their respective natural gas properties in Illinois. At the date of the sale, IPL and WPL had approximately 6,000 and 8,000 gas retail customers in Illinois, respectively. Prior to the asset sales, the gas sales to retail customers in Illinois are included in residential, commercial and industrial sales in the tables above. Following the asset sales, the gas sales associated with these customers are included in transportation/other sales.
(b)	Heating degree days are calculated using a 65 degree base. Normal heating degree days are calculated using a 20-year average.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a relatively small portfolio of wholly-owned subsidiaries and additional investments through two distinct platforms: Non-regulated Generation and other non-regulated investments.

Non-regulated Generation - manages Alliant Energy’s non-regulated electric generating facilities. In June 2005, Resources completed the construction and commenced commercial operation of the 300 MW, simple-cycle, natural gas-fired SFEF near Sheboygan Falls, Wisconsin. Resources owns SFEF and leases it to WPL for an initial period of 20 years. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for additional information regarding the SFEF lease. Resources also owns the 300 MW, simple-cycle, natural gas-fired Neenah Energy Facility (NEF) in Neenah, Wisconsin. The entire power output of NEF is sold under contract to Milwaukee, Wisconsin-based We Energies through May 2008. Subject to regulatory approval, Resources plans to sell NEF to WPL effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 2009. Resources has entered into a contract to sell NEF’s capacity for the interim time period from June 1, 2008 to May 31, 2009. Also included in Non-regulated Generation is Industrial Energy Applications, Inc., which provides on-site energy services with small standby generators.

Other non-regulated investments - includes investments in environmental consulting, engineering and renewable energy services, transportation and several other modest investments. RMT, Inc. (RMT) provides environmental consulting, engineering and renewable energy services to industrial and commercial clients nationwide. RMT’s core environmental services include site remediation and restoration, air quality control, auditing/compliance management, facility siting and planning, and environmental construction. RMT’s energy platform includes WindConnect®, which delivers design, engineering and construction services for wind farms, and SmartBurn®, which focuses on the application of combustion science technologies to improve performance of coal-fired electric generating facilities and lower nitrogen oxides (NOx) emissions in the process. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

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

Risks related to the regulation of our business could impact the rates we are able to charge, our costs and our profitability - We are subject to comprehensive regulation by federal and state regulatory authorities, which significantly influences our operating environment and the ability to timely recover costs from customers. In particular, our utility operations are regulated by regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC. These authorities regulate many aspects of our operations, including: rates charged to customers; costs of fuel, purchased power and natural gas that can be recovered from customers; the authorized rates of return on capital; the amount of deferred costs that may be recovered from customers; our ability to site and construct new generating facilities; authorization to install environmental pollution control equipment and whether equipment costs can be recovered from customers; construction and maintenance of facilities; operations, including requiring certain sources of energy such as renewable sources and reductions in energy usage by customers; safety; issuance of securities; accounting matters; and transactions between affiliates. Further, provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock. Our ability to obtain rate adjustments to maintain current rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or current authorized rates of return on capital will be earned. These regulatory authorities are also empowered to impose financial penalties and other sanctions on us if we are found to have violated statutes and regulations governing utility operations. IPL and WPL from time to time file rate cases with federal and state regulatory authorities. In future rate cases, if IPL and WPL do not receive an adequate amount of rate relief, rates are reduced, increased rates are not approved on a timely basis or costs are otherwise unable to be recovered through rates, we may experience an adverse impact on our financial condition, results of operations and cash flows. We are unable to predict the impact on our business and operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition, results of operations and cash flows.

Risks related to implementing our strategic plan - Our strategic plan is based on increasing our electric generating capacity to meet our customers’ needs by building hybrid base-load coal-fired generating facilities with biomass fuel capability and wind generating facilities. The construction of generating facilities is subject to many risks, which may cause increased costs or inability to recover costs, or may impede or block our ability to achieve our strategic objectives. The state utility commissions may not permit us to site or construct the generating facilities. This decision could be based upon any number of factors, including their determination that there is no need for the facilities, the lowering of our required electric reserve margin, too large of customer rate increases associated with the new generating facilities, technology changes, environmental concerns or other factors. If we receive regulatory approval to build the facilities, advocacy groups or other associations may file lawsuits seeking to overturn or modify the regulatory approvals. If the state utility commissions do not approve the new generating facilities, or if certain groups successfully challenge the state utility commissions’ decisions to allow the generating facilities, we will not be able to implement our strategic plan and our financial condition and ability to serve our customers could be negatively affected.

Further, large construction projects, such as the building of coal and wind generating facilities, are subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of and the consistency of labor, materials and equipment, the inability of the general contractor or subcontractors to perform under their contracts, the inability to agree to terms of contracts or disputes in contract terms, work stoppages, adverse weather conditions, the inability to obtain necessary permits in a timely manner, changes in applicable laws or regulations, adverse interpretation or enforcement of permit conditions, governmental actions, legal action, and unforeseen engineering or technology issues. If the construction of a generating facility is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete construction in a timely manner, could adversely impact our financial condition, results of operations and cash flows.

Changes in commodity prices or the availability of commodities may increase the cost of producing electric energy or change the amount we receive from selling electric energy, harming our financial performance - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, which may result in an adverse effect on our financial condition, results of operations and cash flows. We are heavily exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs and adversely affect our financial condition, results of operations and cash flows. We also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own and lease, which increase our exposure to the more volatile market prices of natural gas. We have natural gas supply contracts in place which are generally short term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas on terms as favorable as the current contracts when the current contracts expire. Further, any disruption of production or transportation of natural gas may cause us to incur additional costs to purchase natural gas that may adversely impact our financial condition, results of operations and cash flows. The derivative instruments we use to manage our commodity risks have terms allowing our counterparties to demand cash collateral. Extensive cash collateral demands could adversely impact our cash flows.

Costs of compliance with existing and future laws and the incurrence of liabilities, particularly related to the environment, could adversely affect our profitability - Our operations are subject to extensive regulation including environmental protection laws and regulations relating to, among other things, water discharges, management of hazardous and solid waste, and air emissions such as sulfur dioxide, nitrogen oxides, particulate matter and mercury. Laws and regulations affecting our operations have recently been adopted by the EPA and are being implemented in the states we operate, including the Clean Air Mercury Rule and the Clean Air Interstate Rule. In addition, new regulations from federal and state authorities are under consideration and may be adopted, requiring modifications to our utility operations. New interpretations of existing laws and regulations could be adopted or become applicable to us or our facilities. These regulations, possible new regulations and possible new interpretations may substantially increase compliance expenditures made by us or restrict our operations in the future. We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage, personal injury, and citizen challenges to compliance decisions on the enforcement of environmental requirements, such as opacity and other air quality standards which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to environmental matters, although we expect them to be material. The risks associated with compliance and estimating compliance costs include the possibility that changes will be made to the current environmental laws and regulations, the possible inability to obtain necessary materials or skilled labor force required for certain equipment necessary to comply with environmental regulations, the rising costs of equipment, services and labor related to environmental compliance, the possibility that technology will not perform as anticipated, the uncertainty regarding the type of compliance that will finally be required by rules and regulations, partner considerations with respect to our joint-owned facilities, the uncertain treatment of expenditures by regulators in setting our rates and the uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties. Compliance with current and future environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations which could adversely impact our financial condition, results of operations and cash flows.

Actions related to global climate change and reducing greenhouse gas emissions could impact us - The primary greenhouse gas emitted from our utility operations is carbon dioxide (CO2) from combustion of fossil fuels at our generating facilities. Our generating facilities are primarily coal-fired facilities, and our strategic plan includes the construction of additional coal-fired facilities, which emit CO2. Various laws and regulations addressing climate change are being considered at the federal and state levels, and such laws or regulations would require greenhouse gas emissions reductions that could affect utility operations, including such actions as expansion of energy conservation and renewable generation sources. Furthermore, state regulators may consider future climate change policy implications in proceedings related to our requests to construct additional coal-fired electric generating units in Iowa and Wisconsin as well as environmental upgrades to existing facilities. Due to the uncertainty of control technologies available to reduce greenhouse gas emissions including CO2, as well as the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts these future regulations would have on our operations. In addition, we cannot predict if, or how, state regulators may factor this issue into approvals and permits for us to build new or modify existing coal-fired generation. All such regulatory results could adversely impact our ability to implement our strategic plan and our financial condition, results of operations and cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with air conditioning requirements. In addition, market prices for electricity peak in the summer. Demand for natural gas depends significantly upon weather patterns in winter months due to heavy use for residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. We expect that unusually mild winters and summers could have an adverse effect on our financial condition, results of operations and cash flows.

Failure to provide reliable service to our utility customers could adversely affect our operating results - We are currently obligated to supply electric energy in parts of Iowa, Wisconsin and Minnesota. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability and energy commitments pursuant to purchased power agreements. The North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Power outages in our service territories could result from factors outside of our control or service territories. If this occurs, we may have to buy electric energy in the market. Our utilities may not always have the ability to pass all the costs of purchasing the electric energy on to their customers, and even if they are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high. Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition, results of operations and cash flows. The transmission system in our utilities’ service territories, especially in Wisconsin, is constrained, limiting our ability to transmit electric energy within our service territories and access electric energy from outside of our service territories. The transmission constraints could result in failure to provide reliable service to our utility customers or not being able to access lower cost sources of electric energy. Failure to provide safe and reliable service, including effects of equipment failures in electric and natural gas delivery systems or market demand for energy exceeding available supply, may result in reduced revenues and increased maintenance and capital costs, which could adversely impact our financial condition, results of operations and cash flows.

Threats of terrorism and catastrophic events that could result from terrorism, storms or natural disasters may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit electric energy, the risk of significant slowdown in growth or a decline in the U.S. economy, disruption or volatility in, or other effects on capital markets, and the increased cost and adequacy of security and insurance. Storms or catastrophic natural disasters may also impact our operations. Terrorist threats and activities, storms and natural disasters may adversely impact our ability to generate, purchase or transmit electric energy or obtain fuel sources and may significantly slow growth, or cause a decline, in the economy within our service territories, which could adversely impact our financial condition, results of operations and cash flows. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, storms or natural disasters, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely effect our financial condition, results of operations and cash flows.

Operation of electric generating facilities or capital improvement of utility facilities may involve unanticipated changes or delays in operations that could negatively impact our business - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, transmission lines or pipelines, use of technology, the dependence on a specific fuel source, including the supply and transportation of fuel, as well as the risk of performance below expected or contracted levels of output or efficiency. These risks could negatively impact our business through asset degradation, lost revenues or increased costs, including the cost of replacement power. Additionally, our ability to successfully and timely complete planned capital improvements to existing facilities within established budgets is contingent upon many variables and may be subject to substantial risks. Should such efforts be unsuccessful, we could be subject to additional costs and increased risk of non-recovery of construction or improvement costs through rates, which could adversely affect our financial condition, results of operations and cash flows.

We are exposed to risks related to economic conditions - Our utility operations are impacted by the economic conditions in our service territories. If economic conditions decline in our service territories, we may experience reduced demand for electricity or natural gas which could result in decreased earnings and cash flows. In addition, adverse economic conditions in our service territories could negatively impact our collections of accounts receivable. Any national economic downturn or disruption of financial markets could reduce our access to capital necessary for our operations and executing our strategic plan. A decline in economic conditions in our service territories or nationally could adversely impact our financial condition, results of operations and cash flows.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations and the earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities each have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

We may incur material post-closing adjustments related to past asset and business divestitures - We recently sold several non-core assets and businesses, including our international businesses and IPL’s electric transmission assets. Pursuant to the terms of those sales, we may face post-closing adjustments that could be material. In addition, we might be required to make payments on liabilities that we retained pursuant to the terms of the sales. Required material post-closing adjustments or payments on retained liabilities could have an adverse effect on our financial condition, results of operations and cash flows.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows. Further, our workforce is dominated by members of the baby boomer generation who are nearing retirement. As a large portion of our workforce prepares to retire, we must recruit and train new employees to replace them. Costs of recruitment and the ability to find qualified employees are expected to become more difficult as our workforce retires. These factors could adversely affect our business and financial condition.

Inability to access financial markets - We rely on accessing the capital markets to support capital expenditure programs and other capital requirements, including expenditures to build utility infrastructure and comply with future regulatory requirements. Successful implementation of our strategic plan and other long-term business strategies is dependent upon the ability of us to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of over $4 billion over the next three years. Capital markets, particularly debt markets, have been under considerable strain recently, resulting in negative impacts on the availability and terms of credit available to certain businesses. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets, or other factors, our financial condition, results of operations and cash flows could be significantly adversely affected.

Energy industry changes could have a negative effect on our businesses - As a public utility company with significant utility assets, we conduct our utility operations in an ever-changing business environment. The advent of new markets has the potential to significantly impact our financial condition, results of operations and cash flows. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Although the pace of restructuring in our primary retail electric service territories has been delayed (and may continue to be delayed for a long period of time) due to uncertainty and developments in the industry, we cannot predict the timing of a restructured electric industry or the impact on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL

IPL’s electric generating stations at Dec. 31, 2007, were as follows:

Name and Location	Primary Fuel	2007 Summer Generating
of Station	Type	Capability in Kilowatts (KWs)

Ottumwa Generating Station, Ottumwa, IA	Coal	322,671	(a)
Lansing Units 1, 2, 3 and 4, Lansing, IA	Coal	308,707
M. L. Kapp Plant Units 1 and 2, Clinton, IA	Coal	219,730
Burlington Generating Station, Burlington, IA	Coal	209,384
Prairie Creek Station, Cedar Rapids, IA	Coal	184,784
George Neal Unit 4, Sioux City, IA	Coal	165,476	(b)
George Neal Unit 3, Sioux City, IA	Coal	144,200	(c)
Sutherland Station, Marshalltown, IA	Coal	143,531
Dubuque Units 2, 3 and 4, Dubuque, IA	Coal	78,527
Sixth Street Station, Cedar Rapids, IA	Coal	54,685
Louisa Unit 1, Louisa, IA	Coal	28,000	(d)
Total Coal				1,859,695

Emery Generating Station, Mason City, IA	Gas	556,400
Fox Lake Plant Units 1 and 3, Sherburn, MN	Gas	97,264
Burlington Combustion Turbines, Burlington, IA	Gas	66,911
Agency Street Combustion Turbines, West Burlington, IA	Gas	64,778
Grinnell Station, Grinnell, IA	Gas	47,400
Red Cedar Combustion Turbine, Cedar Rapids, IA	Gas	16,220
Total Gas				848,973

Marshalltown Combustion Turbines, Marshalltown, IA	Oil	163,521
Lime Creek Plant Combustion Turbine Units 1 and 2,
Mason City, IA	Oil	69,344
Centerville Combustion Turbines, Centerville, IA	Oil	47,989
Montgomery Combustion Turbine Unit 1, Montgomery, MN	Oil	19,763
Diesel Stations, in IA/MN	Oil	16,838
Total Oil				317,455

Total 2007 summer generating capability				3,026,123

All KWs shown below represent the 2007 summer generating capability.

(a)	Represents IPL’s 48% ownership interest in this 672,231 KW generating station, which is operated by IPL.
(b)	Represents IPL’s 25.695% ownership interest in this 644,000 KW generating station, which is operated by MidAmerican Energy Company (MidAmerican).
(c)	Represents IPL’s 28% ownership interest in this 515,000 KW generating station, which is operated by MidAmerican.
(d)	Represents IPL’s 4% ownership interest in this 700,000 KW generating station, which is operated by MidAmerican.

At Dec. 31, 2007, IPL owned approximately 19,925 miles of overhead electric distribution line and 2,401 miles of underground electric distribution cable, as well as 610 distribution substations substantially all located in Iowa and Minnesota. IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2007, IPL’s gas distribution facilities included approximately 4,937 and 232 miles of gas mains located in Iowa and Minnesota, respectively. IPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. IPL’s properties are suitable for their intended use. Refer to Notes 17 and 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois, which were sold in February 2007 and IPL’s electric transmission assets, which were sold in December 2007, respectively. Refer to “Strategic Overview” in MDA for discussion of Alliant Energy’s utility generation plan.

WPL

WPL’s electric generating stations at Dec. 31, 2007, were as follows:

Name and Location	Primary Fuel	2007 Summer Generating
of Station	Type	Capability in KWs

Columbia Energy Center, Portage, WI	Coal	514,585	(a)
Edgewater Generating Station #5, Sheboygan, WI	Coal	310,825	(b)
Edgewater Generating Station #4, Sheboygan, WI	Coal	219,038	(c)
Nelson Dewey Generating Station, Cassville, WI	Coal	217,831
Edgewater Generating Station #3, Sheboygan, WI	Coal	75,914
Total Coal				1,338,193

South Fond du Lac Combustion Turbine
Units 2 and 3, Fond du Lac, WI	Gas	160,605
Rock River Generating Station, Beloit, WI	Gas	149,442
Rock River Combustion Turbine, Beloit, WI	Gas	144,348
Blackhawk Generating Station, Beloit, WI	Gas	50,406
Sheepskin Combustion Turbine, Edgerton, WI	Gas	37,424
Total Gas				542,225

Prairie du Sac Hydro Plant, Prairie du Sac, WI	Hydro	18,000
Kilbourn Hydro Plant, Wisconsin Dells, WI	Hydro	8,000
Total Hydro				26,000

Total 2007 summer generating capability				1,906,418

All KWs shown below represent the 2007 summer generating capability.

(a)	Represents WPL’s 46.2% ownership interest in this 1,113,820 KW generating station, which is operated by WPL.
(b)	Represents WPL’s 75% ownership interest in this 414,433 KW generating station, which is operated by WPL.
(c)	Represents WPL’s 68.2% ownership interest in this 321,170 KW generating station, which is operated by WPL.

At Dec. 31, 2007, WPL owned approximately 16,837 miles of overhead electric distribution line and 4,084 miles of underground electric distribution cable, as well as 203 distribution substations, all located in Wisconsin. In 2001, WPL’s electric transmission assets were transferred to ATC. WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At Dec. 31, 2007, WPL’s gas distribution facilities included approximately 3,875 miles of gas mains located in Wisconsin. WPL’s other property included in “Other plant in service” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment. WPL’s properties are suitable for their intended use. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s utility operations in Illinois, which were sold in February 2007. Refer to “Strategic Overview” in MDA for further discussion of Alliant Energy’s utility generation plan. Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for information regarding WPL’s lease of SFEF from Resources’ Non-regulated Generation business.

Resources

Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2007 were as follows:

Non-regulated Generation - includes two principal electric generating facilities: 1) a 300 MW, simple cycle, natural gas-fired facility in Neenah, Wisconsin, which is tolled through May 2009; and 2) a 300 MW, simple cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin, which is leased to WPL. In addition, Industrial Energy Applications, Inc. owns standby generation totaling 84 MW and steam production systems substantially all located in Iowa.

Other non-regulated investments - Transportation owns a short-line railway in Iowa with 112 railroad track miles, 11 active locomotives and 123 railcars; and a barge terminal on the Mississippi River. In addition, other non-regulated investments include two corporate airplanes and modest real estate investments.

Corporate Services

Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2007 consisted primarily of computer software.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL - None.

In addition to any legal proceedings discussed in Alliant Energy’s, IPL’s and WPL’s reports to the SEC, Alliant Energy, IPL and WPL are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the ultimate resolution of these proceedings will not have a material adverse effect on Alliant Energy’s, IPL’s or WPL’s financial condition, results of operations or cash flows.

Environmental Matters

Additional information required by Item 3 with regards to environmental matters is included in “C. Information Relating to Utility Operations - Electric Utility Operations” in “Business,” “Liquidity and Capital Resources” in MDA and Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” which information is incorporated herein by reference.

Rate Matters

The information required by Item 3 with regards to rate matters is included in “B. Information Relating to Alliant Energy on a Consolidated Basis - Regulation” and “C. Information Relating to Utility Operations” in “Business,” Notes 1(b) and 2 of Alliant Energy’s “Notes to Consolidated Financial Statements” and “Rates and Regulatory Matters” in MDA, which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of Dec. 31, 2007):

Executive Officers of Alliant Energy

William D. Harvey, 58, was elected Chairman of the Board effective February 2006 and President and Chief Executive Officer (CEO) effective July 2005 and has been a board member since January 2005. He previously served as President and Chief Operating Officer (COO) since 2004 and Executive Vice President (EVP)-Generation from 1998 to 2003.

Eliot G. Protsch, 54, was elected Senior EVP and Chief Financial Officer (CFO) effective January 2004. He previously served as EVP and CFO since September 2003 and as EVP-Energy Delivery from 1998 to September 2003.

Barbara J. Swan, 56, was elected EVP and General Counsel effective October 1998.

Thomas L. Aller, 58, was elected Senior Vice President-Energy Delivery effective January 2004. He previously served as interim EVP-Energy Delivery since September 2003 and as Vice President (VP)-Investments at Resources from 1998 to 2003.

Dundeana K. Doyle, 49, was elected VP-Strategy and Regulatory Affairs effective January 2007. She previously served as VP-Strategy and Risk since May 2003 and VP-Infrastructure Security from 2002 to May 2003.

Thomas L. Hanson, 54, was elected VP-Controller and Chief Accounting Officer (CAO) effective January 2007. He previously served as VP and Treasurer since April 2002.

Patricia L. Kampling, 48, was elected VP and Treasurer effective January 2007. She previously served as VP-Finance since August 2005 and as Treasurer of IPSCO Inc. from September 2004 to August 2005.

Peggy Howard Moore, 57, was elected VP-Finance effective January 2007. She previously served as VP-Customer Service and Operations Support since 2004 and as Managing Director-Customer Information and Services from 2002 to 2004.

Executive Officers of IPL

William D. Harvey, 58, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and EVP-Generation from 1998 to 2003.

Thomas L. Aller, 58, was elected President effective January 2004.

Eliot G. Protsch, 54, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and also as President from 1998 through 2003.

Barbara J. Swan, 56, was elected EVP and General Counsel effective October 1998.

Dundeana K. Doyle, 49, was elected VP-Strategy and Regulatory Affairs effective January 2007.

Thomas L. Hanson, 54, was elected VP-Controller and CAO effective January 2007.

Patricia L. Kampling, 48, was elected VP and Treasurer effective January 2007.

Peggy Howard Moore, 57, was elected VP-Finance effective January 2007.

Executive Officers of WPL

William D. Harvey, 58, was elected Chairman of the Board effective February 2006 and CEO effective July 2005 and has been a board member since January 2005. He previously served as COO since 2004 and President from 1998 to 2003.

Barbara J. Swan, 56, was elected President effective January 2004. She previously served as EVP and General Counsel since 1998.

Eliot G. Protsch, 54, was elected CFO effective January 2004. He previously served as EVP and CFO since September 2003 and EVP-Energy Delivery from 1998 to September 2003.

Thomas L. Aller, 58, was elected Senior VP-Energy Delivery effective January 2004.

Dundeana K. Doyle, 49, was elected VP-Strategy and Regulatory Affairs effective January 2007.

Thomas L. Hanson, 54, was elected VP-Controller and CAO effective January 2007.

Patricia L. Kampling, 48, was elected VP and Treasurer effective January 2007.

Peggy Howard Moore, 57, was elected VP-Finance effective January 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Alliant Energy’s common stock trades on the New York Stock Exchange under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2007			2006
Quarter	High	Low	Dividend	High	Low	Dividend
First	$46.30	$35.21	$0.3175	$33.62	$27.79	$0.2875
Second	46.53	37.86	0.3175	35.17	30.94	0.2875
Third	40.80	34.95	0.3175	37.16	33.91	0.2875
Fourth	43.41	37.32	0.3175	39.96	35.69	0.2875
Year	46.53	34.95	1.27	39.96	27.79	1.15

Stock closing price at Dec. 31, 2007: $40.69

Although Alliant Energy’s practice has been to pay cash dividends on its common stock quarterly, the timing of payment and amount of future dividends are necessarily dependent upon future earnings, capital requirements, general financial condition, general business conditions, the ability of Alliant Energy’s subsidiaries to pay dividends, approval from its Board of Directors and other factors. In December 2007, Alliant Energy announced an increase in its expected 2008 annual common stock dividend to $1.40 per share, which is equivalent to a quarterly rate of $0.35 per share, beginning with the Feb. 15, 2008 dividend payment. Payment of future 2008 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors.

At Dec. 31, 2007, there were approximately 40,365 holders of record of Alliant Energy’s stock, including holders through Alliant Energy’s Shareowner Direct Plan.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL common stock currently outstanding. During 2007 and 2006, IPL paid dividends on its common stock of $610 million and $220 million, respectively, to Alliant Energy. The 2007 dividend amount includes a $400 million dividend to Alliant Energy which was related to the sale of IPL’s electric transmission assets, and a $100 million dividend to realign IPL’s capital structure. The 2006 dividend amount includes a $110 million dividend to Alliant Energy pursuant to the IUB order approving the sale of DAEC. In accordance with the IUB order authorizing the IPL merger in 2002, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL common stock currently outstanding. During 2007 and 2006, WPL paid dividends on its common stock of $191 million and $92 million, respectively, to Alliant Energy. The 2007 dividend amount includes a $100 million dividend to Alliant Energy to realign WPL’s capital structure. In its January 2007 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%.

Under the Federal Power Act, FERC regulates the payment of dividends by certain utilities. In addition, IPL and WPL each have common stock dividend payment restrictions based on the terms of their outstanding preferred stock. At Dec. 31, 2007, IPL and WPL were in compliance with all such dividend restrictions.

A summary of Alliant Energy common stock repurchases for the quarter ended Dec. 31, 2007 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
Oct. 1 to Oct. 31	1,170	$39.25	--	N/A
Nov. 1 to Nov. 30	3,203	40.64	--	N/A
Dec. 1 to Dec. 31	738	42.11	--	N/A
Total	5,111	40.53	--

(a)

Includes 381, 2,656 and 246 shares of Alliant Energy common stock for Oct. 1 to Oct. 31, Nov. 1 to Nov. 30, and Dec. 1 to Dec. 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 789, 547 and 492 shares of Alliant Energy common stock for Oct. 1 to Oct. 31, Nov. 1 to Nov. 30, and Dec. 1 to Dec. 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the 2002 Equity Incentive Plan (EIP).

ITEM 6. SELECTED FINANCIAL DATA

Alliant Energy

Financial Information	2007 (a)		2006 (a)		2005 (a)		2004		2003

	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,437.6		$3,359.4		$3,279.6		$2,804.8		$2,726.0
Income from continuing operations	424.7		338.3		56.4		218.4		151.7
Income (loss) from discontinued operations, net of tax	0.6		(22.6)		(64.1)		(72.9)		37.8
Income (loss) before cumulative effect of changes in
accounting principles	425.3		315.7		(7.7)		145.5		189.5
Cumulative effect of changes in accounting
principles, net of tax	--		--		--		--		(6.0)
Net income (loss)	425.3		315.7		(7.7)		145.5		183.5

Common Stock Data:
Earnings per weighted average common share (basic):
Income from continuing operations	$3.78		$2.90		$0.48		$1.93		$1.50
Income (loss) from discontinued operations	$0.01		($0.20)		($0.55)		($0.65)		$0.37
Cumulative effect of changes in accounting principles	$--		$--		$--		$--		($0.06)
Net income (loss)	$3.79		$2.70		($0.07)		$1.28		$1.81
Earnings per weighted average common share (diluted):
Income from continuing operations	$3.77		$2.89		$0.48		$1.92		$1.50
Income (loss) from discontinued operations	$0.01		($0.20)		($0.55)		($0.64)		$0.37
Cumulative effect of changes in accounting principles	$--		$--		$--		$--		($0.06)
Net income (loss)	$3.78		$2.69		($0.07)		$1.28		$1.81
Common shares outstanding at year-end (000s)	110,	359	116,	127	117,	036	115,	742	110,	963
Dividends declared per common share	$1.27		$1.15		$1.05		$1.0	125	$1.00
Market value per share at year-end	$40.69		$37.77		$28.04		$28.60		$24.90
Book value per share at year-end	$24.30		$22.83		$20.85		$22.13		$21.37
Market capitalization at year-end	$4,49	0.5	$4,38	6.1	$3,28	1.7	$3,31	0.2	$2,76	3.0

Other Selected Financial Data:
Cash flows from operating activities	$588.8		$403.3		$565.4		$541.3		$466.6
Construction and acquisition expenditures	$542.0		$399.0		$538.1		$649.3		$881.2
Total assets at year-end	$7,189.7		$7,084.1		$7,733.1		$8,275.2		$7,797.5
Long-term obligations, net	$1,547.1		$1,520.7		$2,147.0		$2,502.0		$2,307.8
Times interest earned before income taxes (b)	6.99	X	4.84	X	1.13	X	2.86	X	2.19	X
Capitalization ratios:
Common equity	59%		58%		48%		48%		48%
Preferred stock	5%		5%		5%		5%		5%
Long- and short-term debt	36%		37%		47%		47%		47%

Total	100%		100%		100%		100%		100%

(a) Refer to "Alliant Energy's Results of Operations" in MDA for discussion of the 2007, 2006 and 2005 results of operations. (b) Represents the sum of income from continuing operations before income taxes plus preferred dividend requirements of subsidiaries plus interest expense divided by interest expense. The calculation does not consider the "Loss on early extinguishment of debt" that Alliant Energy has incurred as part of interest expense.

IPL	2007 (a)	2006 (a)	2005 (a)	2004	2003
	(in millions)

Operating revenues	$1,695.9	$1,754.8	$1,681.7	$1,459.6	$1,371.2
Earnings available for common stock	274.9	157.0	149.7	110.3	87.1
Cash dividends declared on common stock	609.9	219.8	109.9	102.0	89.1
Cash flows from operating activities	257.4	272.2	332.0	347.6	322.4
Total assets	3,362.0	3,628.6	3,976.6	3,869.1	3,621.0
Long-term obligations, net	765.4	895.0	993.4	1,038.9	910.5

(a) Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2007, 2006 and 2005 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2007 (a)	2006 (a)	2005 (a)	2004	2003
	(in millions)

Operating revenues	$1,416.8	$1,401.3	$1,409.6	$1,209.8	$1,217.0
Earnings available for common stock	110.2	102.0	101.8	110.4	111.6
Cash dividends declared on common stock	191.1	92.2	89.8	89.0	70.6
Cash flows from operating activities	258.0	162.6	176.6	199.3	138.5
Total assets	2,788.6	2,699.1	2,667.6	2,656.1	2,469.3
Long-term obligations, net	715.7	524.5	526.4	491.3	453.5

(a) Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2007, 2006 and 2005 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL), as well as Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy; and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy; and the distribution and transportation of natural gas in selective markets in Wisconsin. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries.

Alliant Energy manages three primary businesses as defined below: 1) utility business (IPL and WPL); 2) non-regulated businesses (Resources and subsidiaries); and 3) Alliant Energy parent and other.

Utility Business - IPL and WPL own a portfolio of electric generating facilities located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these generating facilities, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 410,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility business are sensitive to various external factors including, but not limited to, the impact of weather on electric and gas sales volumes, the amount and timing of rate relief approved by regulatory authorities and other factors listed in “Risk Factors” and “Forward-Looking Statements.”

Non-regulated Businesses - Resources manages a relatively small portfolio of businesses through two distinct platforms: Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental consulting, engineering and renewable energy services, transportation and several other modest investments).

Alliant Energy Parent and Other - includes the operations of Alliant Energy (the parent holding company) as well as Corporate Services.

Summary of Historical Results of Operations - Alliant Energy’s earnings per weighted average common share (EPS) were as follows:

	2007	2006	2005
Income from continuing operations	$3.77	$2.89	$0.48
Income (loss) from discontinued operations	0.01	(0.20)	(0.55)
Net income (loss)	$3.78	$2.69	($0.07)

Additional details regarding Alliant Energy’s net income (loss) were as follows (in millions):

	2007	2006	2005
Continuing operations:
Utility	$385.1	$259.0	$251.7
Non-regulated (Resources)	34.7	69.0	(197.7)
Alliant Energy parent and other (interest income,
taxes, and administrative and general)	4.9	10.3	2.4
Income from continuing operations	424.7	338.3	56.4
Income (loss) from discontinued operations	0.6	(22.6)	(64.1)
Net income (loss)	$425.3	$315.7	($7.7)

Alliant Energy's EPS were different from the EPS reported in Alliant Energy's press release issued on Feb. 6, 2008 due to adjustments made to EPS after issuance of that press release, primarily due to an increase in the estimated reserve for rate refunds to wholesale customers of WPL.

2007 vs. 2006 Summary - Increased earnings from Alliant Energy’s utility business in 2007 as compared to 2006 were primarily due to IPL’s after-tax gain of $123 million ($1.09 per share) from selling its electric transmission assets in 2007, increased electric margins resulting from improved fuel cost recoveries and weather-related impacts, lower costs from retirement and incentive compensation plans and the accretive effect of fewer shares outstanding following the completion of Alliant Energy’s common stock repurchase program in the third quarter of 2007. These items were partially offset by a higher effective income tax rate in 2007, costs related to major winter storms in IPL’s service territory in 2007 and lower gas margins due to reduced gains from WPL’s discontinued performance-based gas commodity recovery program. The lower results from continuing operations for Alliant Energy’s non-regulated businesses in 2007 as compared to 2006 were primarily due to the after-tax gain of $150 million ($1.28 per share) from selling Alliant Energy New Zealand Ltd. (AENZ) stock in 2006. This decrease was partially offset by after-tax debt reduction charges of $57 million ($0.48 per share) in 2006, a lower effective income tax rate partially due to $6 million ($0.06 per share) of reversals of deferred tax asset valuation allowances in 2007 resulting from changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, a $9 million after-tax loss ($0.08 per share) from selling steam turbine equipment in 2006, lower interest costs, currency-related losses from AENZ in 2006 prior to its sale and improved earnings from its Non-regulated Generation and WindConnect® businesses in 2007.

2006 vs. 2005 Summary - Increased earnings from Alliant Energy’s utility business in 2006 were primarily due to lower nuclear-related operating expenses resulting from the sales of its interests in its two nuclear facilities, the Duane Arnold Energy Center (DAEC) and the Kewaunee Nuclear Power Plant (Kewaunee), in January 2006 and July 2005, respectively, an under-recovery of retail fuel-related costs at WPL in 2005, impacts of an updated depreciation study implemented at IPL on Jan. 1, 2006 and higher weather-normalized retail electric and gas sales. These increases were substantially offset by higher nuclear-related capacity costs from purchased power agreements (PPAs) entered into with the new owners of DAEC and Kewaunee upon the sales of these facilities, higher incentive compensation-related expenses and the net impacts of weather and weather hedging activities on Alliant Energy’s electric margins. The improved results from continuing operations for Alliant Energy’s non-regulated businesses were largely due to after-tax, asset valuation charges of $202 million ($1.73 per share) recorded in 2005 related to Alliant Energy’s Brazil investments, which Alliant Energy sold in the first quarter of 2006, and an after-tax gain on the sale of AENZ stock of $150 million ($1.28 per share) in 2006. These increases were partially offset by increased after-tax charges related to further debt reductions at Resources of $57 million ($0.48 per share) in 2006 compared to $34 million ($0.29 per share) in 2005. The increased earnings were also partially offset by after-tax foreign currency transaction losses of $13 million ($0.11 per share) incurred in 2006 associated with Alliant Energy’s New Zealand investments, $13 million ($0.11 per share) of income realized in 2005 related to adjustments of deferred income tax valuation allowances resulting from changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration, a $9 million after-tax loss ($0.08 per share) from the sale of steam turbine equipment in 2006 and tax adjustments recorded in 2006.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2007, 2006 and 2005.

STRATEGIC OVERVIEW

Summary - Alliant Energy is committed to maintaining sustained, long-term strong financial performance with a strong balance sheet and credit ratings. Alliant Energy expects this strong financial performance to help ensure access to capital markets at reasonable costs as Alliant Energy embarks on a substantial infrastructure investment program discussed in “Utility Generation Plan” below and “Liquidity and Capital Resources - Environmental” later in MDA. Alliant Energy believes it is well positioned to implement its strategic plan following the divestiture of numerous utility and non-regulated businesses discussed in “Business Divestitures” below.

Alliant Energy’s utility business is expected to provide the majority of Alliant Energy’s earnings and cash flows in the future and the larger share of its long-term earnings growth through investments in new generation and environmental compliance projects, by earning returns authorized by regulators and by continuing its focus on controlling costs. Alliant Energy is utilizing a comprehensive Lean Six Sigma program to assist it in generating cost savings and operational efficiencies in both its utility and non-regulated businesses.

Utilities as Primary Business Platform - Alliant Energy’s utility business is the growth platform within its strategic plan, and is where Alliant Energy expects to invest substantially all of its capital expenditures in 2008, 2009 and 2010. Refer to “Liquidity and Capital Resources - Cash Flows From (Used For) Investing Activities - Construction and Acquisition Expenditures” for additional information regarding capital expenditure forecasts. The strategic plan for Alliant Energy’s utility operations is concentrated on: 1) building and maintaining the generation and infrastructure necessary to provide Alliant Energy’s utility customers with safe, reliable and environmentally sound energy service; 2) earning returns authorized by its regulators; and 3) controlling costs to mitigate potential rate increases.

Laws in Iowa (HF 577) and Wisconsin (Act 7) provide utility companies in those states with the ability to receive rate making principles - and resulting increased regulatory and investment certainty - prior to making certain significant investments in new generation. These laws enable Alliant Energy to pursue additional generation investments in its utility business to serve its customers and to provide shareowners with greater certainty regarding the returns on these investments. Refer to “Rates and Regulatory Matters” for additional information on these laws.

Focused Approach to Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a relatively small portfolio of lower-risk, mature businesses, which are accretive to earnings but not significant users of capital. Consistent with this strategic focus, Alliant Energy completed the divestiture of numerous non-regulated businesses in the past five years. Refer to “Non-regulated Business Divestitures” below for details of non-regulated asset divestiture activity in 2007.

Utility Generation Plan - Alliant Energy’s current utility generation plan for the 2008 to 2013 time period reflects the need to increase generation in both Iowa and Wisconsin. The proposed new generation is expected to meet increasing customer demand, reduce reliance on PPAs and mitigate the impacts of any future plant retirements. Alliant Energy will continue to purchase energy and capacity in the market and intends to remain a net purchaser of both, but at a reduced level assuming the successful completion of these generation projects. The plan also reflects continued commitments to Alliant Energy’s energy efficiency and environmental compliance programs. Alliant Energy continues to monitor developments related to federal and state renewable portfolio standards, environmental requirements for new generation and federal and state tax incentives. Alliant Energy reviews and updates, as deemed necessary and in accordance with regulatory requirements, its utility generation plan and expects to adjust its plan as needed to meet any of these standards or to react to any market factors increasing or decreasing the availability or cost effectiveness of the various renewable energy technologies and other alternatives to its utility generation plan. Alliant Energy’s current utility generation plan through 2013 is as follows (megawatts (MW); Not Applicable (N/A)):

	Primary			Expected		Current	Actual / Expected
	Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Utility	Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
WPL	Wind	Cedar Ridge	68	Fourth quarter	$165	$43	May 2007
		Fond du Lac County, WI		of 2008

WPL	Natural-gas	Neenah Energy Facility	300	2009	95	N/A	First half of 2008
		Neenah, WI

IPL	Wind	Whispering Willow	200	2010	400 - 450	27	February 2008
		Franklin County, IA

WPL	Wind	Southern Minnesota	200	2010	400 - 450	--	Second half of 2008

WPL	Coal	Nelson Dewey #3	300	2013	850 - 950	17	Fourth quarter
		Cassville, WI					of 2008

IPL	Coal	Sutherland #4	350	2013	840 - 910	12	Second half of 2008
		Marshalltown, IA
						$99

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude allowance for funds used during construction (AFUDC), if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of Dec. 31, 2007, including pre-certification/pre-construction costs recorded in “Other assets - regulatory assets” and costs for the Cedar Ridge wind project recorded in “Construction Work In Progress (CWIP)” on their respective Consolidated Balance Sheets. Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Cedar Ridge - In May 2007, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to construct the project, however, WPL did not accept the PSCW’s Act 7 decision, which included a return on common equity of 10.50% compared to WPL’s requested return on common equity of 12.90%. Instead, WPL will proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

Neenah Energy Facility (NEF) - In April 2007, WPL filed for approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen Energy Center (RockGen) PPA with output from NEF. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 31, 2009. WPL plans to file for approval from the Federal Energy Regulatory Commission (FERC) for the NEF purchase in the first half of 2008 after receipt of PSCW approval.

Whispering Willow - In February 2008, IPL received approval from the Iowa Utilities Board (IUB) to construct the project, which includes a return on common equity of 11.7% and a 25-year depreciable life for up to 200 MW of capacity. The expected commercial operation date of the 200 MW of capacity is subject to the availability of wind turbines. IPL has secured development rights on an additional 300 MW of capacity in Franklin County, Iowa. Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

WPL’s Wind Project in Minnesota - WPL plans to file for approval from the PSCW and the Minnesota Public Utilities Commission (MPUC) in the first half of 2008 to construct a 200 MW wind farm in southern Minnesota. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for this wind farm. The expected commercial operation date is subject to the timing of pending regulatory approvals and availability of wind turbines.

Nelson Dewey #3 - The preferred site of the new facility is adjacent to the existing Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In February 2007, WPL filed for approval from the PSCW to proceed with construction of the new facility and to specify in advance rate making principles. In its regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure that includes a 50% common equity ratio. In December 2007, the PSCW determined WPL’s CPCN application was complete, thereby initiating the construction permitting process. By law, the PSCW has up to 360 days (180 days plus an optional 180 day extension) from the date the application was determined complete to make a final ruling on the proposed expansion. WPL has selected Washington Group International to provide engineering, procurement, and construction services for the proposed expansion. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. Of the total estimated expenditures for the shared facilities, $60 million is anticipated to be allocated to the existing units based on installed capacity. WPL plans to utilize circulating fluidized bed technology and biomass fuel capability for the new facility.

Sutherland #4 - The site of the new facility is adjacent to the existing Sutherland Generating Station (Sutherland) in Marshalltown, Iowa. In July 2007, IPL filed for approval from the IUB to proceed with construction of the new 630 MW coal-fired electric generating facility, which also includes an additional 19 MW equivalent of steam cogeneration for use by nearby industries. In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) signed a joint operating agreement indicating plans for joint ownership in the facility. IPL expects to utilize up to 350 MW of output, while CIPCO and Corn Belt will each utilize 100 MW of output. Additionally, IPL continues to negotiate with other potential partners for the remaining output. IPL plans to file for advanced rate making principles with the IUB for its share of the cost of the facility no later than March 2008. IPL plans to utilize super critical pulverized coal technology and biomass fuel capability for the new facility.

In February 2008, IPL proposed to permanently reduce its generating fleet’s greenhouse gas (GHG) emissions by retiring certain coal-fired generating units (Lansing Units 2 and 3) and switching the fuel source of certain other coal-fired units to natural gas (all Dubuque Units) when Sutherland #4 becomes available in 2013. IPL will file these proposed changes with the IUB as part of its application for advanced rate making principles for Sutherland #4. These proposed changes to IPL’s generating fleet are contingent upon IPL receiving all applicable regulatory approvals related to site certification and advanced rate making principles applications for Sutherland #4.

Other - WPL has a PPA with a subsidiary of Calpine Corporation related to the Riverside Energy Center (Riverside) that extends through May 31, 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL is currently assuming it will exercise its option to purchase Riverside, a 600 MW natural-gas fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA.

Refer to “Rates and Regulatory Matters” for additional information regarding regulatory matters related to the Utility Generation Plan and renewable energy standards. Refer to “Liquidity and Capital Resources” for discussion of future capital expenditures estimates and financing plans for Alliant Energy’s infrastructure investment program.

Business Divestitures - Alliant Energy completed the divestiture of numerous utility and non-regulated businesses during the last five years in order to strengthen its financial profile and narrow its strategic and risk profile. Proceeds from these divestitures have been used primarily for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. The following includes various divestitures completed in 2007.

Utility Business Divestitures - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC Midwest LLC (ITC) and received net proceeds of $772 million, subject to post-closing adjustments. Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on the IPL electric transmission assets sale. In February 2007, IPL and WPL completed the sale of their respective electric distribution and gas properties in Illinois and received, in the aggregate, net proceeds of $52 million.

Non-regulated Business Divestitures - In June 2007, Alliant Energy completed the sale of its investment in Mexico and received net proceeds of $66 million. The operating results of Alliant Energy’s investment in Mexico have been reported as discontinued operations. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Alliant Energy’s discontinued operations.

RATES AND REGULATORY MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. Alliant Energy’s utility subsidiaries are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, electric transmission and certain natural gas facilities, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new generation facilities and related activities.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related (F-R); Fourth Quarter (Q4)):

								Return
				Interim	Interim	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Common
Utility Rate Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Equity
WPL:
2009/2010 Retail	E/G	2/08	$92	N/A	N/A	TBD	TBD	TBD
2008 Retail	E	4/07	26	N/A	N/A	$26	1/08	10.80%
2007 Wholesale	E	9/06	(b)	(b)	(b)	TBD	TBD	TBD
2007 Retail	E/G	3/06	96	N/A	N/A	34	1/07	10.80%
2005 Retail (F-R)	E	8/05	96	$96	Q4 ‘05	54	9/06	N/A
2005 Retail (F-R)	E	3/05	26	26	4/05	26	7/05	N/A
2005/2006 Retail	E/G	9/04	63	N/A	N/A	21	7/05	11.50%
2005 Wholesale	E	8/04	12	12	1/05	8	1/05	N/A
IPL:
2005 MN Retail	E	5/05	5	3	7/05	1	5/06	10.39%
2005 IA Retail	G	4/05	19	13	4/05	14	11/05	10.40%
2004 IA Retail	E	3/04	149	98	6/04	107	2/05	(c)
(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)	Refer to “WPL’s 2007 Wholesale Rate Case” below for additional information.
(c)	Emery Generating Station - 12.23% and Other - 10.7%.

WPL’s 2009/2010 Retail Rate Case - In February 2008, WPL filed a request with the PSCW to increase current retail electric rates by $93 million, or approximately 9%, and reduce current retail gas rates by $1 million, or approximately 1%, effective Jan. 1, 2009. The electric request is based on a 2009 test year with approval to reopen the case to address limited cost drivers for 2010. The electric request reflects recovery for increased spending on electric generation infrastructure, environmental compliance and stewardship, enhanced investment in renewable energy purchasing and projects, stepped-up customer energy efficiency and conservation efforts, and related electric transmission and distribution costs. The gas request is based on an average of 2009 and 2010 costs. The request is based on the previously authorized return on common equity of 10.80%.

WPL’s 2008 Retail Rate Case - In April 2007, WPL filed a request with the PSCW to reopen its 2007 retail rate case for the limited purpose of increasing electric retail rates in an amount equal to deferral credits that were fully amortized on Dec. 31, 2007. WPL also requested clarification that it is authorized to record AFUDC on all CWIP balances in excess of the CWIP balance included in the 2007 test year. In November 2007, the PSCW issued a final written order approving an annual electric retail rate increase of $26 million effective Jan. 1, 2008 and approving WPL’s requested clarification regarding AFUDC and CWIP.

WPL’s 2007 Wholesale Rate Case - In December 2006, WPL received an order from FERC authorizing an interim increase, subject to refund, effective in June 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. The proposed rate structure uses formulas based on historical data for capacity-related costs, which adjust annually on June 1, and for energy costs, including fuel, which adjust monthly to determine applicable wholesale rates. Based on 2006 costs and usage, interim rates implemented on June 1, 2007 resulted in an annual revenue increase of approximately $22 million. This represents an increase of 14% from previously approved rates, which were based on a 2005 forecasted test year. Final rates to be approved by FERC may result from a settlement process or fully litigated process. WPL and its wholesale customers are currently engaged in settlement discussions, which have resulted in a settlement of the issues identified in WPL’s filing requesting the formula rate structure. Final written agreements were filed in February 2008 and, if approved by FERC, will result in an over-collection of revenues beginning June 1, 2007. WPL will refund the over-collection, with interest, upon FERC approval in accordance with FERC requirements. Anticipated refunds of $4 million related to revenues collected during the June 1, 2007 through Dec. 31, 2007 time period have been fully accrued as of Dec. 31, 2007.

WPL’s 2007 Retail Rate Case - In January 2007, WPL received an order from the PSCW approving a net increase in electric and gas retail rates of $34 million effective in January 2007. The final increase granted was lower than the increase requested largely due to a decrease in forecasted fuel and purchased energy costs for the 2007 test period. The PSCW approval included a regulatory capital structure with 54% equity (compared to 59% requested), a return on common equity of 10.80% (compared to 11.20% requested) and lengthened certain regulatory asset amortization periods. The regulatory capital structure approved by the PSCW was determined by adjusting WPL’s financial capital structure by approximately $200 million (compared to $330 million requested) of imputed debt largely from the Kewaunee and Riverside PPAs. The lower imputed debt adjustment than requested was primarily the result of the PSCW denying WPL’s request to include the Sheboygan Falls Energy Facility (SFEF) lease in the regulatory capital structure calculation. In addition, as a result of a PSCW audit of plant costs, the PSCW determined that WPL should have used an after-tax AFUDC rate instead of a pre-tax AFUDC rate. WPL has made the required entries in 2007 to reflect this change and will record AFUDC at the after-tax rate for future retail jurisdiction construction projects.

Pursuant to the January 2007 order, WPL was allowed recovery of a portion of the previously deferred loss associated with the sale of Kewaunee in July 2005 and recovery of previously deferred costs associated with the extension of the unplanned outage at Kewaunee prior to the sale. The PSCW order included recovery of $23 million of these deferred costs through increased retail electric rates charged by WPL over a two-year recovery period.

The January 2007 PSCW order also approved modifications to WPL’s gas performance incentive sharing mechanism which included 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism beginning in 2007 to be retained by WPL, with the remaining 65% refunded to or recovered from customers. The PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs, which was effective Nov. 1, 2007.

In May 2007, WPL notified the PSCW that its actual average fuel-related costs for the month of March 2007 had fallen below the monthly fuel monitoring range set in WPL’s 2007 retail rate case and that projected average fuel-related costs for 2007 could be below the annual monitoring range to an extent that would warrant a decrease in retail electric rates. WPL’s notification also included a request for the PSCW to set WPL’s retail electric rates subject to refund. In June 2007, the PSCW issued an order approving WPL’s request to set retail electric rates subject to refund effective June 1, 2007. In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. WPL estimates the over-recovery of retail fuel-related costs during this period to be $20 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first two months of 2008. WPL plans to file for approval with the PSCW by March 31, 2008, its final 2007 refund report. At Dec. 31, 2007, WPL reserved for the remaining amounts anticipated to be paid to retail electric customers related to these refunds.

WPL’s 2005 Fuel-related Retail Rate Case - In September 2006, the PSCW approved a settlement agreement submitted by WPL and interveners that established final fuel-related retail rates at a level reflective of actual fuel costs incurred from July 1, 2005 through June 30, 2006. The approval also allowed previously deferred, incremental purchased power energy costs associated with coal conservation efforts at WPL due to coal delivery disruptions to be included in the actual fuel costs and resolved all issues in the rate case regarding risk management activities and forecasting methodologies. WPL refunded $36 million to customers in October 2006 related to amounts collected in excess of final rates through June 2006. As part of the settlement, WPL also agreed to refund any over-collection of fuel costs in the second half of 2006. In June 2007, the PSCW approved a $3 million refund, including interest, to WPL’s retail customers related to the over-collection of retail fuel-related costs during the second half of 2006. WPL completed the refund in August 2007.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by IPL and WPL. Thus, these increases in revenues are not expected to result in a significant increase in net income to either IPL or WPL, as applicable.

Rate Making Principles for New Electric Generating Facilities - Iowa and Wisconsin each have laws (HF 577 in Iowa and Act 7 in Wisconsin) that allow a public utility that proposes to purchase or construct an electric generating facility in its respective state to apply to its state regulatory commission for an order that specifies in advance the rate making principles that the state regulatory commission will apply to certain electric generating facility costs in future rate making proceedings. Both of these laws are designed to give utilities in these states more regulatory certainty, including providing utilities with a fixed rate of return and recovery period for these investments, when financing electric generation projects. However, the regulatory approval process to build new generation is different between the state jurisdictions as noted below. IPL and WPL plan to utilize the rate making principles included in HF 577 and Act 7, respectively, for some of the electric generation facilities included in Alliant Energy’s utility generation plan. Refer to “Strategic Overview - Utility Generation Plan” for additional details of Alliant Energy’s utility generation plan including discussion of the PSCW’s May 2007 decision regarding WPL’s application for advance rate making principles for its Cedar Ridge wind project (WPL subsequently did not accept the PSCW’s decision), the IUB’s February 2008 decision regarding IPL’s application for advance rate making principles for 200 MW of its Whispering Willow wind project and WPL’s application for advance rate making principles for its proposed coal-fired generating facility in Cassville, Wisconsin.

Iowa - Under HF 577 in Iowa, a utility must file for advance rate making principles for the construction of certain electric generating facilities located in Iowa including new base-load (primarily defined as nuclear or coal-fired generation) facilities with a capacity of 300 MW or more, combined-cycle natural gas-fired facilities of any size and renewable generating resources, such as wind facilities, of any size. The project, if approved, must be constructed using the advance rate making principles ordered by the IUB or not constructed at all. The IUB must issue the advance rate making principles for a base-load coal plant prior to the start of construction if the IUB finds that the utility requesting the principles has an energy efficiency plan in effect and that the utility has demonstrated that the coal plant is reasonable when compared to other feasible alternative sources of supply. In addition, a Certificate of Public Convenience, Use and Necessity is required for construction approval of any new electric generating facility located in Iowa with 25 MW or more of capacity.

Wisconsin - Under Act 7 in Wisconsin, a utility seeking to construct an electric generating facility has the option to seek advance rate making treatment for that facility. A Wisconsin utility therefore is not obligated to file for advance rate making principles. Also, under Act 7 a utility can proceed with an approved project under traditional rate making if the terms of the PSCW order on the advance rate making principles are viewed as unsatisfactory to the utility. A Certificate of Authority (CA) application is required for the construction approval of any new electric generating facility located in Wisconsin with 99 MW or less of capacity. A Certificate of Public Convenience and Necessity (CPCN) application is required for construction approval of any new electric generating facility located in Wisconsin with 100 MW or more of capacity. In both situations, construction may not commence until the PSCW has granted approval based on a finding that the project is in the public interest. In addition, WPL’s ownership and operation of electric generating facilities outside of Wisconsin (including Minnesota) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

AFUDC - New electric generating facilities require large outlays of capital and long periods of time to construct resulting in significant financing costs. Financing costs incurred by utilities during construction are generally included as part of the CWIP cost of the new generating facility through accruals of AFUDC. In November 2007, the PSCW issued its written order for WPL’s 2008 retail electric rate case which authorizes WPL to record AFUDC on all CWIP balances in excess of the CWIP balance used to determine base rates in the 2007 test year. General rate making principles provide IPL and WPL the ability to recover AFUDC after the asset is placed in service.

Pre-certification and Pre-construction Expenditures - New electric generating facilities require material expenditures for planning and siting these facilities prior to receiving approval from regulatory commissions to begin construction. These expenditures are commonly referred to as pre-certification costs and pre-construction costs. Pre-certification costs generally are characterized as incremental costs related to planning and investigation studies incurred to determine the feasibility of utility projects under contemplation for construction and regulatory approval. Pre-construction costs generally are characterized as capital expenditures made prior to beginning construction of capital projects requiring regulatory approval. IPL and WPL recognize these pre-certification and pre-construction costs as “Regulatory assets” on their respective Consolidated Balance Sheets prior to regulatory approval of the project or prior to management’s decision to proceed with the project if no regulatory approvals are required. Upon regulatory approval or when management decides to proceed with a project that does not require regulatory approval, IPL’s cumulative pre-certification and pre-construction costs and WPL’s cumulative pre-construction costs for each project are transferred from “Regulatory Assets” to “CWIP” on their respective Consolidated Balance Sheets. WPL’s cumulative pre-certification costs for each project remain in “Regulatory Assets” on its Consolidated Balance Sheet until recovered from customers through changes in future base rates. IPL does not begin to recognize AFUDC or carrying costs on pre-certification and pre-construction costs incurred until the cumulative project costs are transferred into CWIP. WPL recognizes AFUDC on pre-construction costs and recovery of short-term debt carrying costs for pre-certification costs based on regulatory orders. WPL has received approval from the PSCW to defer pre-certification costs and pre-construction costs related to its Cedar Ridge wind project and Nelson Dewey #3 base-load coal project. Refer to “Strategic Overview - Utility Generation Plan” and Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details on these costs.

Utility Fuel Cost Recovery - IPL’s retail electric and retail gas tariffs and WPL’s wholesale electric and retail gas tariffs provide for subsequent adjustments to its rates for changes in commodity costs thereby mitigating price risk for prudently incurred commodity costs. Such rate mechanisms significantly reduce commodity price risk associated with IPL’s retail electric and retail gas margins and WPL’s wholesale electric and retail gas margins. WPL’s retail electric margins, however, are more exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs as discussed below.

WPL’s Retail Electric Fuel-related Cost Recovery Mechanism - WPL’s retail electric rates are based on forecasts of forward-looking test periods and include estimates of future monthly fuel-related costs (includes fuel and purchased energy costs) anticipated during the test period. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, the PSCW can authorize an adjustment to future retail electric rates.

The fuel monitoring ranges set by the PSCW include three different ranges based on monthly costs, cumulative costs and annual costs during the test period. In order for WPL to be authorized to file for a proceeding to change rates related to fuel-related costs during the test period, WPL must demonstrate: a) that either 1) any actual monthly costs during the test period exceeded the monthly ranges or 2) the actual cumulative costs to date during the test period exceeded the cumulative ranges; and b) that the annual projected costs (that include cumulative actual costs) for the test period also exceed the annual ranges. WPL, the PSCW or any other affected party may initiate a proceeding to change rates due to changes in fuel-related costs during the monitoring period based on the above criteria. In January 2007, the PSCW approved an order changing WPL’s fuel cost monitoring ranges to plus or minus 8% for the monthly range; for the cumulative range, plus or minus 8% for the first month, plus or minus 5% for the second month, and plus or minus 2% for the remaining months of the monitoring period; and plus or minus 2% for the annual range.

The PSCW attempts to authorize, after a required hearing, interim fuel-related rate increases within 21 days of notice to customers. Any such change in rates would be effective prospectively and would require a refund with interest at the authorized return on common equity if final rates are determined to be lower than interim rates approved. Rate decreases due to decreases in fuel-related costs can be implemented without a hearing. The rules also include a process whereby Wisconsin utilities can seek deferral treatment of emergency changes in fuel-related costs between fuel-related or base rate cases. Such deferrals would be subject to review, approval and recovery in future fuel-related or base retail rate cases.

Potential Changes to WPL’s Electric Fuel-related Cost Recovery Mechanism - In February 2007, WPL and certain other investor-owned utilities jointly filed with the PSCW proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin. The proposal recommends each utility annually file a forecast of total fuel-related costs and sales for the upcoming 12-month period, which will be used to determine fuel-related rates for such period. Any under- or over-collection of actual fuel-related costs, in excess of plus or minus 1%, for a utility during such 12-month period would be reflected in an escrow account, with interest for that utility. The balance of the escrow account at the end of each year would be included in the forecast of total fuel-related costs for the following 12-month period allowing recovery of under-collected costs or refund of over-collected costs in each subsequent year. The proposal also provides the PSCW an opportunity to review the actual fuel-related costs for each 12-month period to ensure the fuel-related costs were prudent. The definition of fuel-related costs would also be expanded to specifically include Midwest Independent System Operator (MISO) energy market costs and revenues, emission allowance and trading costs and revenues, renewable resource credit costs and revenues and other variable operation and maintenance costs.

In May 2007, PSCW Commissioners directed PSCW staff to draft proposed new retail electric fuel-related cost recovery rules in Wisconsin similar to the joint utility proposal filed with the PSCW in February 2007. The major differences between the joint utility proposal and the current PSCW staff draft rules include: 1) the PSCW staff draft rules include a plus or minus 2% threshold for changes in rate recovery compared to the 1% level included in the joint utility proposal; 2) the PSCW staff draft rules propose an annual deferral accounting process instead of the monthly escrow accounting proposed by the joint utilities; and 3) the PSCW staff draft rules include an earnings test such that future collection of under collected amounts deferred under these rules may be limited if the individual utility is earning in excess of its authorized return on equity. The PSCW Commissioners have not yet indicated whether they will promulgate modifications to the fuel rules and, if so, whether these modifications will reflect the proposed PSCW staff draft rules. Formal action by the PSCW and subsequent legislative committee review are required before any changes to the current rules could become effective. WPL is currently unable to predict the final outcome of this initiative.

Recent Regulatory-related Legislative Developments -

GHG Emissions - In November 2007, several Midwest state Governors (including the Governors of Iowa, Minnesota and Wisconsin) signed the Midwestern GHG Accord (GHG Accord). Under the GHG Accord, a working group is to be formed to establish a Midwestern GHG Reduction Program that will: 1) establish GHG reduction targets and timeframes consistent with member state targets; 2) develop a market-based and multi-sector cap and trade program to help achieve GHG reductions; 3) establish a system to enable tracking, management, and crediting for entities that reduce GHG emissions; and 4) develop and implement additional steps as needed to achieve the reduction targets, such as a low-carbon fuel standards and regional incentives and funding mechanisms. All undertakings of the GHG Accord are to be completed within 30 months after the effective date of the GHG Accord, including the development of a proposed cap and trade agreement and model rule within 12 months. However, further legislative and/or regulatory action will be necessary to adopt a model rule in each state or to implement other mandatory mechanisms that may be proposed under the GHG Accord. Alliant Energy, IPL and WPL are currently unable to determine what impacts the GHG Accord will have on their future financial condition, results of operations or cash flows.

In May 2007, an energy-related law (SF 145) was enacted in Minnesota. In conjunction with the renewable energy standards bill (SF 004) enacted in February 2007, SF 145 is intended to reduce Minnesota’s per capita reliance on fossil fuels for energy and reduce emissions that contribute to climate change. SF 145 authorizes a Climate Change Advisory Group to develop a comprehensive GHG reduction action plan to be delivered to the Minnesota legislature for consideration by February 2008 and completed by August 2009. SF 145 establishes a statewide goal impacting all sectors, including utilities, to reduce GHG emissions 15% by 2015, 30% by 2025, and at least 80% by 2050, from 2005 levels. SF 145 also includes a provision which would preclude, with certain exceptions, Alliant Energy from the following during the period from Aug. 1, 2009 until a comprehensive GHG reduction plan is enacted: 1) constructing a large energy facility in Minnesota that would contribute to GHG emissions; 2) importing or committing to import from outside Minnesota power from a large facility contributing to GHG emissions; and 3) entering into a long-term PPA of 50 MW or more, or exceeding five years in length, that would increase Minnesota GHG emissions. Carbon reduction projects, including reductions of GHG emissions at existing facilities or purchase of carbon allowances, which offset an equal or greater amount emitted by any of these actions, will result in exemptions from this provision. PPAs and large facility projects filed or entered into before Apr. 1, 2007, are currently exempted from this provision of SF 145. However, the Minnesota legislature may establish limits for these exempted items in the future. SF 145 also establishes statewide energy conservation and efficiency goals and creates a provision that utilities may file for cost recovery for renewable facilities they own and operate. Utilities are also exempted from the competitive resource acquisition process (competitive bidding) when constructing, owning and operating generation used to comply with SF 004’s renewable energy standards. Alliant Energy and IPL are currently unable to determine what impacts SF 145 will have on their future financial condition, results of operations or cash flows.

Renewable Standards - In February 2007, a law (SF 004) governing renewable energy was enacted in Minnesota. SF 004 commits certain utilities operating in Minnesota, including IPL, to a Renewable Energy Standard (RES) based on retail electric sales from renewable energy sources as a percentage of total retail electric sales in Minnesota. IPL must meet an RES of 12% by 2012; 17% by 2016; 20% by 2020; and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits.

In March 2006, a law (Act 141) governing renewable energy was enacted in Wisconsin. Act 141 commits Wisconsin utilities to a Renewable Portfolio Standard (RPS) using a benchmark of average retail sales of renewable electricity in 2001, 2002 and 2003 which was approximately 3% for WPL. WPL must increase renewable retail electric sales as a percentage of total retail electric sales by two percentage points above this benchmark by 2010, and by six percentage points above this benchmark by 2015. Wisconsin utilities may meet the renewable energy requirements of the RPS with renewable energy generated by the utility, renewable energy acquired under PPAs or the use of renewable resource credits.

Refer to “Strategic Overview - Utility Generation Plan” for discussion of Alliant Energy’s utility generation plan which includes additional supply from wind generation that will contribute towards IPL meeting the RES in Minnesota and WPL meeting the RPS in Wisconsin discussed above. The wind generation proposed by IPL and WPL was selected as an economic source of energy as part of a resource planning process. Each of IPL and WPL will need to add approximately 50 MW of incremental renewable electric supply to their current electric supply portfolio to increase by 1% their respective sales from renewable energy sources as a percentage of their respective total electric sales.

Other Legislation - In February 2008, the Economic Stimulus Act of 2008 (ESA) was enacted. The ESA contains various provisions that are intended to provide tax relief to individuals and employers. The most significant provision for Alliant Energy, IPL and WPL is a 50% bonus tax depreciation deduction for certain property that is acquired or constructed in 2008. Alliant Energy, IPL and WPL are currently evaluating the impacts the ESA will have on their financial condition and results of operations.

Other Recent Regulatory Developments -

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC. Upon closing the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC. The regulatory liability will earn interest at a rate equivalent to the monthly average United States of America (U.S.) Treasury rate for three-year maturities. During the IUB hearing process, IPL also committed that it would not file for a common equity ratio in excess of 50% in its next retail electric rate case filed in Iowa. In October 2007, the Office of Consumer Advocate in Iowa issued a petition seeking judicial review of the IUB’s decision to allow the transaction to proceed. In addition, the MPUC issued its oral decision in December 2007, and the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request for a Stay and Motion for Reconsideration with the MPUC. In February 2008, the MPUC granted OAG a rehearing of its petition for reconsideration. IPL currently does not believe the judicial review of the IUB’s decision or the OAG’s request to the MPUC will be successful. However, IPL cannot provide any assurances that the judicial review or the OAG’s request will be resolved in a timely or satisfactory manner.

IPL’s Clean Air Compliance Projects - In November 2007, the IUB approved an Amended Emissions Plan and Budget (EPB) filed by IPL in August 2007. In accordance with the Iowa Code, each rate-regulated public utility that is an owner of one or more electric generating facilities fueled by coal and located in the state of Iowa is required to file an EPB at least bi-annually. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval demonstrates that the IUB believes that IPL’s EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards.

WPL’s Clean Air Compliance Projects - In March 2007, the PSCW approved the deferral of the retail portion of WPL’s incremental pre-certification and pre-construction costs for current or future clean air compliance rule projects requiring PSCW approval, effective with the request date of November 2006. WPL currently anticipates that such deferred costs will be recovered in future rates and therefore does not expect these costs to have an impact on its financial condition or results of operations. Refer to “Liquidity and Capital Resources - Environmental” for discussion of WPL’s construction application filed with the PSCW in the second quarter of 2007 to install air pollution controls to reduce sulfur dioxide (SO2) emissions at Nelson Dewey.

Advanced Metering Infrastructure (AMI) - In February 2008, the PSCW issued an order approving WPL's CA application for construction authority for the installation of both the electric and gas portions of AMI in Wisconsin. WPL's capital expenditures for AMI are currently estimated to be $95 million ($75 million for the electric portion and $20 million for the gas portion). IPL also plans to install AMI in its Iowa and Minnesota service territories at an estimated cost of $105 million. Conditional upon appropriate cost recovery approvals from regulators and success of a limited initial implementation phase involving approximately 40,000 meters, Alliant Energy currently plans to fully install AMI through a phased approach from 2008 through 2011. AMI technology is expected to improve customer service, enhance energy management initiatives and provide operational savings through increased efficiencies.

MISO Wholesale Energy Market - In August 2007, the PSCW issued an order related to the regulatory treatment of certain costs incurred by WPL to participate in the MISO market. The order required WPL to discontinue the deferral of MISO costs after Dec. 31, 2007. In addition, the order requires WPL to prove in its next rate case that its retail electric customers were not harmed financially by excluding from its MISO deferrals certain costs/credits from MISO for the time period September 2007 through December 2007. WPL anticipates that it will be successful in proving this to be true in its next base rate case when it seeks recovery of such deferred costs. In June 2007, the IUB issued an order extending a temporary waiver until June 30, 2008. This waiver allows the costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause. IPL and WPL are working through the regulatory process to establish long-term recovery mechanisms for these costs.

WPL Depreciation Study - In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. Refer to “Other Matters - Other Future Considerations - WPL Depreciation Study” for details of the depreciation study.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Refer to “Executive Summary” for an overview of Alliant Energy’s 2007, 2006 and 2005 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$847.5	$857.1	(1%)	$823.4	4%	7,753	7,670	1%	7,881	(3%)
Commercial	535.2	549.8	(3%)	497.4	11%	6,222	6,187	1%	6,110	1%
Industrial	731.9	763.7	(4%)	675.2	13%	12,692	12,808	(1%)	12,830	--
Retail subtotal	2,114.6	2,170.6	(3%)	1,996.0	9%	26,667	26,665	--	26,821	(1%)
Sales for resale:
Wholesale	179.8	145.2	24%	158.7	(9%)	3,547	3,064	16%	3,161	(3%)
Bulk power and other	56.7	68.5	(17%)	114.6	(40%)	2,550	2,632	(3%)	2,933	(10%)
Other	59.7	58.7	2%	51.3	14%	167	171	(2%)	173	(1%)
Total revenues/sales	2,410.8	2,443.0	(1%)	2,320.6	5%	32,931	32,532	1%	33,088	(2%)
Electric production fuel and
purchased power expense	1,202.7	1,257.4	(4%)	1,009.3	25%
Margins	$1,208.1	$1,185.6	2%	$1,311.3	(10%)

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Electric margins increased $23 million, or 2%, in 2007, primarily due to an increase in weather-normalized retail sales volumes, the net impacts of weather conditions and Alliant Energy’s weather hedging activities, and the impact of WPL’s 2007 retail base rate increase, which began in January 2007. These increases were partially offset by the impact of annual adjustments to unbilled revenue estimates during the second quarter, which is discussed below in “Unbilled Revenue Estimates,” $10 million of higher purchased power capacity costs related to the DAEC PPA, the impact of IPL’s and WPL’s sales of their electric distribution properties in Illinois in February 2007 and the loss of retail sales at IPL during the power outages caused by winter storms in 2007. The increase in weather-normalized retail sales volumes was largely due to the negative impact high electric prices and other economic conditions during 2006 had on customer usage during that period and impacts of ethanol industry growth in Alliant Energy’s service territory. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs during 2007. The increase in purchased power capacity costs was largely due to one additional month of capacity costs related to the DAEC PPA in 2007 compared to 2006 because the DAEC PPA did not begin until the sale of IPL’s interest in the DAEC was completed in late January 2006.

2006 vs. 2005 Summary - Electric margins decreased $126 million, or 10%, in 2006, primarily due to $160 million of higher purchased power capacity costs related to the DAEC and Kewaunee PPAs and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. These decreases were partially offset by approximately $40 million of under-recoveries of retail fuel-related costs at WPL in 2005, an increase in weather-normalized retail sales in 2006 and $7 million of higher energy conservation revenues at IPL. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	$9	($9)	$12
Losses from weather derivatives (a)	(5)	(5)	(9)
Net weather impact	$4	($14)	$3

(a) Recorded in “Other” revenues in the above table.

Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential and commercial customers. Cooling degree days (CDD) data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. Heating degree days (HDD) data is used to measure the variability of temperatures during winter months and is correlated with electric and gas sales demand. Refer to “Utility Gas Margins - Impacts of Weather Conditions” for details regarding HDD in Alliant Energy’s service territory. CDD in Alliant Energy’s service territories were as follows:

	Actual
CDD (a):	2007	2006	2005	Normal (a)
Cedar Rapids, Iowa (IPL)	366	332	406	349
Madison, Wisconsin (WPL)	336	284	421	259

(a) CDD are calculated using a 70 degree base. Normal degree days are calculated using a 20-year average.

Alliant Energy utilizes weather derivatives based on CDD and HDD to reduce the potential volatility on its margins during the summer months of June through August and the winter months of November through March, respectively. Alliant Energy entered into weather derivatives based on CDD in Cedar Rapids, Iowa and Madison, Wisconsin for the period June 1, 2007 through Aug. 31, 2007 and weather derivatives based on CDD in Chicago, Illinois for the periods June 1, 2006 through Aug. 31, 2006 and June 1, 2005 through Aug. 31, 2005. Alliant Energy entered into weather derivatives based on HDD in Cedar Rapids, Iowa and Madison, Wisconsin for the period Nov. 1, 2007 through March 31, 2008 and weather derivatives based on HDD in Chicago, Illinois for the periods Nov. 1, 2006 through March 31, 2007 and Nov. 1, 2005 through March 31, 2006.

The weather derivatives utilized for June 1, 2006 through Aug. 31, 2006 did not produce the results expected by Alliant Energy. While CDD had historically been highly correlated between Chicago, Illinois and Alliant Energy’s service territories, this was not the case in 2006 as CDD were 16% above normal in Chicago, Illinois during June 1 through Aug. 31, compared to 12% below normal in Cedar Rapids, Iowa. Alliant Energy estimated this lack of correlation resulted in it incurring losses from the weather derivatives that exceeded by approximately $6 million the positive impact on its demand from the warmer than normal weather conditions during June 1, 2006 through Aug. 31, 2006. In addition, Alliant Energy estimated the impact on demand compared to normal weather during September 2007, 2006 and 2005 (such months were not covered by weather derivatives) was $2 million ($1 million at IPL and $1 million at WPL), ($6) million (($4) million at IPL and ($2) million at WPL) and $5 million ($3 million at IPL and $2 million at WPL), respectively.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs decreased $55 million, or 4%, and increased $248 million, or 25%, in 2007 and 2006, respectively. These changes in fuel-related costs were primarily due to changes in commodity prices and PSCW approval for WPL to record $20 million of previously deferred costs associated with coal conservation efforts due to the coal delivery disruptions in “Electric production fuel and purchased power expense” in 2006. Fuel-related commodity prices in 2006 were higher than 2007 and 2005 as well as historic averages largely due to impacts from natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in 2007 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $16 million in 2007, prior to the order regarding WPL’s retail fuel-related cost recoveries received from the PSCW in June 2007. In accordance with this order and a related settlement agreement approved by the PSCW in August 2007, WPL established reserves of $20 million for rate refund in 2007 for the estimated refund related to the over-recovery of retail fuel-related costs for the months of June 2007 through December 2007. WPL refunded approximately $4 million of the rate refund to its retail electric customers in 2007, refunded $3 million in the first two months of 2008 and plans to refund the remaining reserve of $13 million in 2008.

WPL’s recovery of fuel-related costs during 2006 did not have a significant impact on its electric margins.

WPL’s retail fuel-related costs incurred in 2005 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $40 million in 2005. The higher than forecasted retail fuel-related costs in 2005 were largely due to the impact of incremental purchased power energy costs resulting from an unplanned outage at Kewaunee in 2005 and the impact of coal supply constraints from the Powder River Basin in 2005.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions - Commodity Price Risk” for discussion of risks associated with increased fuel and purchased power energy costs on WPL’s electric margins. Refer to “Rates and Regulatory Matters” and Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to recovery mechanisms for electric fuel and purchased power energy costs including proposed changes to the retail rate recovery mechanism in place in Wisconsin for fuel-related costs.

Purchased Power Capacity Costs - Alliant Energy sold its interests in its two nuclear facilities, DAEC and Kewaunee, in January 2006 and July 2005, respectively. Prior to the sale of these facilities, the operating expenses related to the facilities consisted primarily of other operation and maintenance and depreciation and amortization expenses. Upon the sale of the facilities, Alliant Energy entered into PPAs with the new owners of the facilities and its share of the costs associated with these facilities is now recorded as purchased power expense. As a result, there are large nuclear-related variances between periods for these income statement line items, which are somewhat offsetting in nature and also do not capture other benefits from the sales including, among others, the impact of the application of the sales proceeds. Purchased power capacity costs included in “Electric production fuel and purchased power expense” in the electric margin table above related to the DAEC and Kewaunee PPAs were as follows (in millions):

	2007	2006	2005
DAEC PPA (IPL)	$132	$122	$--
Kewaunee PPA (WPL)	70	68	30

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2006 and 2005) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter of 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
IPL	($2)	$3	$5
WPL	(4)	4	--
Alliant Energy	($6)	$7	$5

Wholesale Sales - Wholesale and retail sales volumes in 2007 were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the electric margin table above. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the electric margin table above. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Wholesale sales volumes were higher in 2005 compared to 2006 largely due to the impacts of weather conditions on wholesale sales demand at WPL. In addition, wholesale revenues were higher in 2005 compared to 2006 due to the impacts of higher fuel-related cost recovery revenues from wholesale customers at WPL in 2005. The changes in revenues caused by changes in fuel-related costs were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Bulk Power and Other Sales - Bulk power and other revenues changes were largely due to changes in revenues from sales in the wholesale energy market operated by MISO, which began on April 1, 2005. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations” for discussion of new ethanol and biodiesel production facilities in Alliant Energy’s service territory, which are expected to increase Alliant Energy’s future electric sales volumes and new cogeneration facilities being constructed by one of IPL’s industrial customers, which are expected to decrease Alliant Energy’s future electric sales.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$348.6	$342.8	2%	$358.1	(4%)	28,137	26,406	7%	28,554	(8%)
Commercial	199.0	198.8	--	202.0	(2%)	19,417	18,707	4%	18,763	--
Industrial	39.4	38.7	2%	43.8	(12%)	4,694	4,498	4%	4,406	2%
Retail subtotal	587.0	580.3	1%	603.9	(4%)	52,248	49,611	5%	51,723	(4%)
Interdepartmental	17.4	19.2	(9%)	55.9	(66%)	2,591	2,468	5%	6,959	(65%)
Transportation/other	25.8	33.8	(24%)	25.3	34%	58,911	53,436	10%	55,891	(4%)
Total revenues/sales	630.2	633.3	--	685.1	(8%)	113,750	105,515	8%	114,573	(8%)
Cost of gas sold	441.1	431.7	2%	504.6	(14%)
Margins	$189.1	$201.6	(6%)	$180.5	12%

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Gas margins decreased $13 million, or 6%, in 2007, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL), the net impacts of weather conditions and Alliant Energy’s weather hedging activities and the impact of IPL’s and WPL’s sales of their gas distribution properties in Illinois in February 2007. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

2006 vs. 2005 Summary - Gas margins increased $21 million, or 12%, in 2006, primarily due to the impacts of rate increases implemented in 2005, the net impacts of weather conditions and Alliant Energy’s weather hedging activities and an increase in weather-normalized retail sales. These increases were partially offset by the negative impact on margins from lower interdepartmental sales.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $9 million, or 2%, and decreased $73 million, or 14%, in 2007 and 2006, respectively. The 2007 increase was primarily due to an increase in sales volumes. The 2006 decrease was due to higher prices in the fourth quarter of 2005 relative to historic averages largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins. Refer to Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Impacts of Weather Conditions - Estimated decreases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	$--	($9)	($4)
Gains (losses) from weather derivatives (a)	(4)	7	(2)
Net weather impact	($4)	($2)	($6)

(a) Recorded in “Transportation/other” revenues in the above table.

Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2007	2006	2005	Normal (a)
Cedar Rapids, Iowa (IPL)	6,728	6,211	6,534	6,653
Madison, Wisconsin (WPL)	6,914	6,499	6,796	7,148

(a) HDD are calculated using a 65 degree base. Normal degree days are calculated using a 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its gas margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - During 2006 and 2005, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains and losses relative to current commodity prices, as well as other benchmarks, were retained by WPL, with the remainder refunded or recovered from customers. Starting in 2007, the program was modified such that 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $5 million, $13 million and $13 million in 2007, 2006 and 2005, respectively. Refer to Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional details of the new gas commodity recovery program implemented in the fourth quarter of 2007.

Interdepartmental Sales - Alliant Energy supplies natural gas to the natural gas-fired generating facilities it owns and operates and accounts for these sales as interdepartmental gas sales. Interdepartmental gas sales volumes were higher in 2005 as compared to 2007 and 2006 due largely to increased usage of natural gas-fired generating facilities in 2005 to meet electric demand as a result of very warm summer weather conditions in 2005.

Transportation/other Sales - Transportation/other sales volumes were higher in 2007 as compared to 2006 and 2005 largely due to the impact of IPL’s and WPL’s sales of their respective gas distribution properties in Illinois in February 2007. Prior to these asset sales, gas revenues and Dths sold to retail customers in Illinois were included in residential, commercial and industrial sales in the gas margin table above. Upon completion of these asset sales, IPL and WPL entered into separate agreements to continue to provide services to their former retail customers in Illinois. Gas revenues and Dths sold under these agreements are included in transportation/other sales in the gas margin table above. The lower pricing for transportation/other customers as compared to retail customers resulted in a decrease to gas margins following the sale of the electric distribution properties in Illinois.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings. Refer to “Rates and Regulatory Matters” and Note 1(j) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information relating to utility fuel and natural gas cost recovery. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding weather derivatives entered into by IPL and WPL in the fourth quarter of 2007 to reduce potential volatility on their margins from Jan. 1, 2008 through March 31, 2008.

Utility Other Revenues - Changes in utility other revenues were largely offset by changes in utility other operation and maintenance expenses.

2007 vs. 2006 - Other revenues for the utilities decreased $8 million in 2007, primarily due to lower steam sales at IPL resulting from customer contracts that ended in 2006 and lower third-party commodity sales at WPL.

2006 vs. 2005 - Other revenues for the utilities decreased $6 million in 2006, primarily due to lower third-party commodity sales at IPL resulting from a contract that ended in 2006.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues were as follows (in millions):

	2007	2006	2005
Environmental consulting, engineering and
renewable energy services	$263	$139	$134
Transportation	32	33	26
Non-regulated Generation	27	26	28
Other	3	5	--
	$325	$203	$188

2007 vs. 2006 - The increased Environmental consulting, engineering and renewable energy services revenues were primarily due to an increase in large construction management projects related to wind farms for WindConnect®. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The growth in demand for the WindConnect® services was largely due to rising fossil fuel prices, an increase in the number and scope of state-imposed renewable portfolio standards, and tax credits available to wind farms completed prior to Jan. 1, 2009. The decreased Other revenues were primarily due to a $4 million pre-tax gain in 2006 resulting from land sold by Resources to FPL Energy Duane Arnold, LLC (FPL Energy) as part of the DAEC sale in January 2006.

2006 vs. 2005 - The increased Environmental consulting, engineering and renewable energy services revenues were largely due to an increase in large construction management projects related to wind farms for WindConnect®. The increased Transportation revenues were primarily due to higher railcar activity. These increased revenues were largely offset by increased non-regulated operation and maintenance expenses. The increased Other revenues were primarily due to a $4 million pre-tax gain in 2006 resulting from land sold by Resources to FPL Energy.

Utility Other Operation and Maintenance Expenses -

2007 vs. 2006 Summary - Other operation and maintenance expenses for the utilities decreased $15 million in 2007, due to the following reasons (amounts represent variances between 2007 and 2006 in millions):

			Alliant
	IPL	WPL	Energy
Lower pension and other postretirement benefits expenses	($9)	($7)	($16)
Lower incentive-related compensation expenses	(8)	(5)	(13)
Lower steam generation expenses at IPL	(10)	--	(10)
Incremental expenses at IPL related to winter storms in 2007	9	--	9
Higher fossil fuel generation-related expenses at IPL	6	--	6
Regulatory-related charge at WPL in 2007	--	4	4
Other	6	(1)	5
	($6)	($9)	($15)

Pension and other postretirement benefits expenses decreased primarily due to the impact of benefit plan contributions in 2006. The lower incentive-related compensation expenses were primarily from higher performance levels in 2006 relative to the earnings and total shareowner return metrics established within the incentive plans. Steam generation expenses decreased at IPL primarily due to lower steam sales volumes and lower average fuel costs. Fossil fuel generation-related expenses increased primarily due to planned maintenance outages in 2007 at IPL. The Other variance included higher transmission and distribution expenses at IPL partially due to estimated charges from ITC following the sale of IPL’s electric transmission assets in December 2007 and lower expenses related to third-party commodity sales at WPL.

2006 vs. 2005 Summary - Other operation and maintenance expenses for the utilities decreased $76 million in 2006, due to the following reasons (amounts represent variances between 2006 and 2005 in millions):

			Alliant
	IPL	WPL	Energy
Nuclear generation-related expenses in 2005	($59)	($21)	($80)
Higher incentive-related compensation expenses	13	9	22
Higher energy conservation expenses at IPL	8	--	8
Regulatory-related charge at WPL in 2005	--	(7)	(7)
Lower expenses related to third-party commodity sales at IPL	(5)	--	(5)
Lower fossil fuel generation-related expenses at IPL	(5)	--	(5)
Employee separation expenses at IPL in 2005	(4)	--	(4)
Lower transmission and distribution expenses at IPL	(3)	--	(3)
Other	(7)	5	(2)
	($62)	($14)	($76)

The reduction in nuclear generation-related expenses resulted from the sales of DAEC and Kewaunee. Refer to “Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact of the sale of Alliant Energy’s nuclear facilities on electric margins and operating expenses. The higher incentive-related compensation expenses resulted from improved performance in 2006 relative to the earnings and total shareowner return metrics established within the incentive plans. The employee separation expenses at IPL relate to the elimination of certain corporate and operations support positions in 2005. The Other variance includes decreases in other administrative and general expenses at IPL and higher transmission and distribution expenses at WPL.

2007 Winter Storms in IPL’s Service Territory - During 2007, Midwest winter storms caused considerable damage to IPL’s electric transmission and distribution system in its Iowa and Minnesota service territories. IPL estimates the total cost of the storms, including an allocated portion of overheads, was approximately $65 million. IPL estimates total incremental costs related to the storms of approximately $51 million, including capital expenditures of approximately $42 million and operating expenses of approximately $9 million. IPL did not receive any rate recovery in 2007 or file a rate case with the IUB in 2007 seeking recovery of costs associated with the storms. Alliant Energy currently estimates the impact of the incremental expenditures related to its restoration and rebuilding efforts and lost revenues resulting from outages during the storms reduced its 2007 earnings by approximately $0.06 per share.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses were as follows (in millions):

	2007	2006	2005
Environmental consulting, engineering and
renewable energy services	$243	$130	$124
Transportation	16	17	13
Non-regulated Generation	7	25	14
International	--	4	9
Other	5	9	10
	$271	$185	$170

2007 vs. 2006 - The Environmental consulting, engineering and renewable energy services variance was largely driven by the same factors impacting the revenue variance discussed above. The decrease in Non-regulated Generation expenses in 2007 was primarily due to a $15 million pre-tax loss from the sale of steam turbine equipment in 2006 and $2 million of costs for a planned maintenance outage at NEF in the first quarter of 2006. The elimination of International expenses in 2007 was due to the sale of Alliant Energy’s Brazil and New Zealand investments in January 2006 and December 2006, respectively. The Other expenses variance for 2007 was largely due to changes in incentive-related compensation expenses.

2006 vs. 2005 - The Environmental consulting, engineering and renewable energy services, and Transportation variances were largely driven by the same factors impacting the revenue variances discussed above. The increase in Non-regulated Generation expense in 2006 was primarily due to a $15 million pre-tax loss from the sale of steam turbine equipment. The decrease in International expenses in 2006 was due to litigation-related expenses incurred in 2005 related to Alliant Energy’s defense of its shareholder rights in its Brazil investments, which were sold in January 2006.

Depreciation and Amortization Expenses -

2007 vs. 2006 - Depreciation and amortization expense increased $1 million in 2007, largely due to the impact of utility property additions, substantially offset by $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006 and lower software amortization. Refer to “Other Matters - Other Future Considerations” for the anticipated impacts of new depreciation rates expected to be implemented by WPL in 2008 and expected decreases in future software amortization expenses.

2006 vs. 2005 - Depreciation and amortization expense decreased $59 million in 2006, primarily due to $38 million of lower nuclear depreciation as a result of the DAEC and Kewaunee sales, the implementation of updated depreciation rates at IPL effective Jan. 1, 2006 and lower amortization expense from non-regulated businesses largely due to the sale of Alliant Energy’s investment in its synthetic fuel processing facility. The updated depreciation rates at IPL decreased depreciation expense in 2006 by $22 million. These decreases were partially offset by the impact of utility property additions.

Taxes other than Income Taxes -

2006 vs. 2005 - Taxes other than income taxes increased $7 million in 2006, primarily due to increased gross receipts taxes resulting from increased revenues at WPL and increased property taxes at IPL.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities. Refer to “Other Matters - Other Future Considerations” for discussion of the potential impacts on future operating expenses from the sale of IPL’s electric transmission assets and Alliant Energy’s retirement and incentive compensation plans.

Gain on Sale of IPL’s Electric Transmission Assets - Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the sale of IPL’s electric transmission assets and resulting pre-tax gain of $219 million.

Interest Expense -

2007 vs. 2006 - Alliant Energy’s interest expense decreased $29 million in 2007, primarily due to the following reasons (amounts represent variances between 2007 and 2006 in millions; Alliant Energy Neenah, LLC (Neenah)):

			Alliant
	IPL	WPL	Energy
Interest expense variances from certain reductions in long-term debt:
Resources’ redeemable preference shares related to AENZ in 2006	$--	$--	($11)
Resources’ 9.75% senior notes in 2006	--	--	(5)
WPL’s 7% debentures in 2007	--	(4)	(4)
IPL’s 7.25% collateral trust bonds in 2006	(3)	--	(3)
IPL’s 6.875% collateral trust bonds in 2007	(3)	--	(3)
IPL’s 8% first mortgage bonds in 2007	(2)	--	(2)
Resources’ credit facility related to Neenah in 2007	--	--	(2)
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in 2007	--	7	7
Other	--	(2)	(6)
	($8)	$1	($29)

The Other variance includes the impacts of $2 million of interest accrued on WPL’s interim reserve for rate refund in 2006 and interest expense accrued in 2006 related to income tax audits.

2006 vs. 2005 - Alliant Energy’s interest expense decreased $30 million in 2006, primarily due to the following reasons (amounts represent variances between 2006 and 2005 in millions):

			Alliant
	IPL	WPL	Energy
Interest expense variances from certain reductions in long-term debt:
Resources’ 9.75% senior notes in 2006	$--	$--	($23)
Resources’ 7% senior notes in 2005 and 2006	--	--	(15)
Resources’ 7.375% senior notes in 2005	--	--	(6)
Interest expense variances from certain issuances of long-term debt:
Resources’ redeemable preference shares related to AENZ in 2005	--	--	3
Resources’ 5.06% senior notes related to SFEF in 2005	--	--	2
Impact of capitalized interest in 2005 related to construction of SFEF	--	--	3
Higher affiliated interest expense from SFEF capital lease at WPL	--	5	--
Other	4	3	6
	$4	$8	($30)

The Other variance includes the impacts of $3 million of interest accrued on IPL’s regulatory liability related to the gain on the DAEC sale in 2006 and $2 million of interest accrued on WPL’s interim reserve for rate refund in 2006.

Loss on Early Extinguishment of Debt - Refer to Note 8(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on losses incurred on the early extinguishment of Resources’ senior notes in 2006 and 2005.

Equity Income from Unconsolidated Investments -

2007 vs. 2006 - Equity income from unconsolidated investments decreased $16 million in 2007, primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and New Zealand in the first quarter of 2006 and fourth quarter of 2006, respectively. The decrease was partially offset by higher equity income from American Transmission Co. LLC (ATC) largely due to the impacts of ATC’s on-going construction program.

2006 vs. 2005 - Equity income from unconsolidated investments decreased $14 million in 2006, primarily due to the impacts of the sales of Alliant Energy’s investments in Brazil and its synthetic fuel processing facility in the first quarter of 2006 and fourth quarter of 2005, respectively. The decrease was partially offset by higher equity income from ATC largely due to the impacts of ATC’s on-going construction program.

Refer to Note 9 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a breakdown of Alliant Energy’s equity income from unconsolidated investments and details of the sales of Alliant Energy’s investments in New Zealand, Brazil and its synthetic fuel processing facility.

Gain on Sale of AENZ Stock - Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the sale of AENZ stock in 2006 and resulting pre-tax gain of $254 million.

Asset Valuation Charges - Brazil Investments - Refer to Note 9(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the non-cash valuation charges Alliant Energy recorded in 2005 related to its Brazil investments.

Interest Income and Other -

2007 vs. 2006 - Interest income and other increased $20 million in 2007, primarily due to $20 million of currency transaction losses recorded in 2006 related to the impact of changes in New Zealand currency rates, a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. These items were partially offset by lower interest income including interest income on loans to discontinued operations.

2006 vs. 2005 - Interest income and other decreased $46 million in 2006, primarily due to $24 million of higher currency transaction losses related to the impact of changes in New Zealand currency rates, $13 million of lower interest income on loans to discontinued operations, a $5 million pre-tax loss realized from the sale of Alliant Energy’s Brazil investments in the first quarter of 2006 and $5 million of interest income in 2005 related to a federal income tax audit.

Refer to Note 1(o) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information. Refer to “Other Matters - Other Future Considerations” for discussion of the potential impacts on future interest income from the use of proceeds from the sale of IPL’s electric transmission assets in December 2007.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 36.6% and 36.3% for 2007 and 2006, respectively. The effective income tax rate for Alliant Energy’s continuing operations was (238.3%) for 2005, which is not meaningful given the small amount of income from continuing operations before income taxes largely due to the impact of Alliant Energy’s non-cash asset valuation charges related to its Brazil investments recorded in 2005, combined with the impact tax credits and permanent tax deductions have on the effective tax rate calculation. Excluding the impacts of the asset valuation charges related to its Brazil investments, the effective income tax rate for Alliant Energy’s continuing operations was 22.2% in 2005.

2007 vs. 2006 - The slightly higher effective income tax rate for 2007 compared to 2006 was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007 and $7 million of tax benefits recorded in 2006 related to the sale of IPL’s interest in DAEC. These increases were substantially offset by lower state income taxes, changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles, adjustments to prior period taxes recorded in 2006 related to filing of 2005 tax returns, $4 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the IRS in 2007 regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for the tax returns for calendar years 2002 through 2006 and a $3 million increase in the reversal of deferred tax asset valuation allowances in 2007 compared to 2006 related to changes in Alliant Energy’s anticipated ability to utilize capital losses prior to their expiration.

2006 vs. 2005 - The higher effective income tax rate for 2006 compared to 2005 was primarily due to a $21 million reduction in tax credits largely due to the sale of Alliant Energy’s synthetic fuel processing facility in 2005, the impact of reversing $13 million of deferred tax asset valuation allowances in 2005 related to changes in Alliant Energy’s anticipated ability to utilize anticipated capital losses prior to their expiration, $7 million of tax benefits recorded in 2005 related to the impact of issues resolved in a federal income tax audit and adjustments to prior period taxes recorded in 2006 related to filing of 2005 tax returns. These increases were partially offset by $7 million of tax benefits recorded in 2006 related to IPL’s sale of its interest in DAEC.

Refer to Note 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding its effective income tax rates.

Income (Loss) from Discontinued Operations - Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $118 million in 2007 and $7 million in 2006. The 2007 increase was primarily due to an after-tax gain of $123 million from the sale of IPL’s electric transmission assets in 2007, lower operating and interest expenses and higher electric margins, partially offset by a higher effective income tax rate and lower gas margins. The 2006 increase was primarily due to lower operating expenses, a lower effective tax rate and higher gas margins, partially offset by lower electric margins.

Electric Margins - Electric margins and MWh sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$451.2	$471.2	(4%)	$453.9	4%	4,204	4,157	1%	4,282	(3%)
Commercial	316.2	337.4	(6%)	300.0	12%	3,912	3,910	--	3,836	2%
Industrial	402.0	440.7	(9%)	387.0	14%	7,750	7,860	(1%)	8,005	(2%)
Retail subtotal	1,169.4	1,249.3	(6%)	1,140.9	10%	15,866	15,927	--	16,123	(1%)
Sales for resale:
Wholesale	21.3	1.9	1,021%	1.9	--	406	35	1,060%	41	(15%)
Bulk power and other	42.2	47.8	(12%)	73.5	(35%)	1,581	1,550	2%	1,682	(8%)
Other	37.2	32.6	14%	30.4	7%	93	99	(6%)	98	1%
Total revenues/sales	1,270.1	1,331.6	(5%)	1,246.7	7%	17,946	17,611	2%	17,944	(2%)
Electric production fuel and
purchased power expense	537.6	607.9	(12%)	408.5	49%
Margins	$732.5	$723.7	1%	$838.2	(14%)

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Electric margins increased $9 million, or 1%, in 2007, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities, and an increase in weather-normalized retail sales volumes largely due to the negative impact high electric prices during 2006 had on customer usage during that period and impacts of ethanol industry growth in IPL’s service territory. These increases were partially offset by $10 million of higher purchased power capacity costs related to the DAEC PPA, which began in late January 2006, the impacts of IPL’s annual adjustments to unbilled revenue estimates during the second quarter, the impact of IPL’s sale of its electric distribution properties in Illinois in February 2007 and the loss of retail sales during the outages caused by the winter storms in the first quarter of 2007.

2006 vs. 2005 Summary - Electric margins decreased $115 million, or 14%, in 2006, primarily due to $122 million of purchased power capacity costs related to the DAEC PPA, which began in January 2006, and the net impacts of weather conditions and IPL’s weather hedging activities. These decreases were partially offset by $7 million of higher energy conservation revenues and a modest increase in weather-normalized retail sales in 2006. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	$4	($9)	$5
Losses from weather derivatives (a)	(2)	(3)	(6)
Net weather impact	$2	($12)	($1)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s CDD and HDD data and discussion of the impacts on IPL’s electric margins of weather conditions, recoveries of electric fuel and purchased power energy costs, IPL’s annual adjustments to unbilled revenue estimates, IPL’s sale of its Illinois electric distribution properties in February 2007 and MISO-related transactions. Refer to “Other Matters - Other Future Considerations” for discussion of new ethanol and biodiesel production facilities in IPL’s service territory, which are expected to increase IPL’s future electric sales volumes and new cogeneration facilities being constructed by one of IPL’s industrial customers, which are expected to decrease IPL’s future electric sales.

Gas Margins - Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$203.4	$197.9	3%	$201.7	(2%)	16,541	15,136	9%	16,486	(8%)
Commercial	115.0	114.4	1%	112.7	2%	11,080	10,552	5%	10,576	--
Industrial	31.2	30.4	3%	33.8	(10%)	3,811	3,622	5%	3,428	6%
Retail subtotal	349.6	342.7	2%	348.2	(2%)	31,432	29,310	7%	30,490	(4%)
Interdepartmental	2.6	2.2	18%	5.1	(57%)	327	352	(7%)	511	(31%)
Transportation/other	12.3	14.5	(15%)	9.5	53%	34,433	32,342	6%	30,691	5%
Total revenues/sales	364.5	359.4	1%	362.8	(1%)	66,192	62,004	7%	61,692	1%
Cost of gas sold	266.1	256.9	4%	272.7	(6%)
Margins	$98.4	$102.5	(4%)	$90.1	14%

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Gas margins decreased $4 million, or 4%, in 2007, partially due to the impact of IPL’s sale of its Illinois gas distribution properties in February 2007.

2006 vs. 2005 Summary - Gas margins increased $12 million, or 14%, in 2006, primarily due to the impacts of a rate increase implemented in April 2005, an increase in weather-normalized retail sales in 2006 and the net impacts of weather conditions and IPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated decreases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	$1	($4)	($1)
Gains (losses) from weather derivatives (a)	(2)	3	(1)
Net weather impact	($1)	($1)	($2)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs and IPL’s sale of its Illinois gas distribution properties in February 2007.

Refer to “Rates and Regulatory Matters” for discussion of IPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of weather derivatives entered into by IPL in the fourth quarter of 2007 to reduce potential volatility on its margins from Jan. 1, 2008 through March 31, 2008.

Steam and Other Revenues - Changes in steam and other revenues were largely offset by changes in other operation and maintenance expenses.

2007 vs. 2006 - Steam and other revenues decreased $3 million in 2007, primarily due to lower steam sales resulting from contracts that ended in 2006.

2006 vs. 2005 - Steam and other revenues decreased $8 million in 2006, primarily due to $6 million of lower third-party commodity sales resulting from a contract which ended in 2006.

Other Operation and Maintenance Expenses -

2007 vs. 2006 - Other operation and maintenance expenses decreased $6 million in 2007, primarily due to $10 million of lower steam generation expenses, $9 million of lower pension and other postretirement benefits expenses largely due to the impact of benefit plan contributions in 2006 and $8 million of lower incentive-related compensation expenses. These decreases were partially offset by $9 million of incremental expenses associated with the winter storms in 2007, $6 million of higher fossil fuel generation-related expenses largely due to planned maintenance outages in 2007 and higher transmission and distribution expenses partially due to estimated charges from ITC following the sale of IPL’s electric transmission assets in December 2007.

2006 vs. 2005 - Other operation and maintenance expenses decreased $62 million in 2006, primarily due to a reduction in nuclear generation-related expenses as a result of the sale of DAEC (such expenses totaled $59 million in 2005), $5 million of lower expenses from third-party commodity sales, $5 million of lower fossil fuel generation-related expenses, $4 million of employee separation expenses in 2005 related to the elimination of certain corporate and operations support positions, $3 million of lower transmission and distribution expenses and decreases in other administrative and general expenses. These decreases were partially offset by $13 million of higher incentive-related compensation expenses and $8 million of higher energy conservation expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional discussion including details of the incremental expenses associated with winter storms in 2007.

Depreciation and Amortization Expense -

2007 vs. 2006 - Depreciation and amortization expense decreased $2 million in 2007, largely due to $3 million of lower nuclear depreciation as a result of the DAEC sale in late January 2006 and lower software amortization. These decreases were partially offset by the impact of property additions.

2006 vs. 2005 - Depreciation and amortization expense decreased $52 million in 2006, primarily due to $33 million of lower nuclear depreciation as a result of the DAEC sale in January 2006 and the implementation of updated depreciation rates at IPL effective Jan. 1, 2006. The updated depreciation rates decreased depreciation expense by $22 million in 2006. These decreases were partially offset by the impact of property additions.

Taxes Other than Income Taxes -

2006 vs. 2005 - Taxes other than income taxes increased $3 million in 2006, primarily due to increased property taxes.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of DAEC had on IPL’s electric margins and operating expenses. Refer to “Other Matters - Other Future Considerations” for discussion of the potential impacts on future operating results from the sale of IPL’s electric transmission assets, incentive compensation plans and expected decreases in software amortization expenses.

Gain on Sale of IPL’s Electric Transmission Assets - Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the sale of IPL’s electric transmission assets resulting in a pre-tax gain of $219 million.

Interest Expense -

2007 vs. 2006 - Interest expense decreased $8 million in 2007, primarily due to several long-term debt retirements in the second half of 2006 and first half of 2007.

2006 vs. 2005 - Interest expense increased $4 million in 2006, primarily due to interest expense accrued in 2006 associated with tax audits and IPL’s regulatory liability related to the gain on the DAEC sale. These increases were partially offset by the use of proceeds from the DAEC sale in the first quarter of 2006 to retire short-term debt.

Income Taxes - The effective income tax rates were 39.2%, 28.7% and 32.9% in 2007, 2006 and 2005, respectively.

2007 vs. 2006 - The increase in IPL’s effective income tax rate was primarily due to the impact of income tax expense related to the gain on sale of IPL’s electric transmission assets in 2007, $7 million of tax benefits recorded in 2006 related to the sale of IPL’s interest in DAEC and higher state income taxes. These increases were partially offset by the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and $3 million of income tax benefits recorded in 2007 related to the impact of reaching a settlement with the Internal Revenue Service (IRS) in 2007 regarding the audit of IPL’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2006.

2006 vs. 2005 - The decrease in IPL’s effective tax rate was primarily due to $7 million of tax benefits related to the sale of its interest in DAEC in 2006, changes in the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles and increased manufacturing production deductions. These decreases were partially offset by $7 million of tax benefits recognized by IPL in 2005 related to the impact of issues resolved in a federal income tax audit.

Refer to Note 5 of IPL’s “Notes to Consolidated Financial Statements” for additional information regarding changes in its effective income tax rates.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $8 million in 2007 and were flat in 2006. The 2007 increase was primarily due to higher electric margins and lower operating expenses, partially offset by lower gas margins. The 2006 results included lower operating expenses and higher gas margins offset by lower electric margins and higher interest expense.

Electric Margins - Electric margins and MWh sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$396.3	$385.9	3%	$369.5	4%	3,549	3,513	1%	3,599	(2%)
Commercial	219.0	212.4	3%	197.4	8%	2,310	2,277	1%	2,274	--
Industrial	329.9	323.0	2%	288.2	12%	4,942	4,948	--	4,825	3%
Retail subtotal	945.2	921.3	3%	855.1	8%	10,801	10,738	1%	10,698	--
Sales for resale:
Wholesale	158.5	143.3	11%	156.8	(9%)	3,141	3,029	4%	3,120	(3%)
Bulk power and other	14.5	20.7	(30%)	41.1	(50%)	969	1,082	(10%)	1,251	(14%)
Other	22.5	26.1	(14%)	20.9	25%	74	72	3%	75	(4%)
Total revenues/sales	1,140.7	1,111.4	3%	1,073.9	3%	14,985	14,921	--	15,144	(1%)
Electric production fuel and
purchased power expense	665.1	649.5	2%	600.8	8%
Margins	$475.6	$461.9	3%	$473.1	(2%)

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Electric margins increased $14 million, or 3%, in 2007, primarily due to the impact of WPL’s 2007 retail base rate increase, which began in January 2007, an increase in weather-normalized retail sales volumes, and the net impacts of weather conditions and WPL’s weather hedging activities. These increases were partially offset by the impact of annual adjustments to WPL’s unbilled revenue estimates during the second quarter and the impact of WPL’s sale of its electric distribution properties in Illinois in February 2007. The impact of WPL’s 2007 retail base rate increase resulted in retail fuel-related rates exceeding retail fuel-related costs by approximately $16 million in 2007. The increase in weather-normalized retail sales volumes was primarily due to the negative impact high electric prices during 2006 had on customer usage during that period.

2006 vs. 2005 Summary - Electric margins decreased $11 million, or 2%, in 2006, primarily due to $38 million of higher purchased power capacity costs related to the Kewaunee PPA, which began in July 2005, and the net impacts of weather conditions and WPL’s weather hedging activities. These decreases were partially offset by approximately $40 million of under-recoveries of retail fuel and purchased power energy costs in 2005 and an increase in weather-normalized retail sales in 2006. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - WPL’s fuel-related costs increased $16 million, or 2%, in 2007. The change in fuel-related costs in 2007 was primarily due to higher generation and purchased power energy volumes and the PSCW approval to begin recovering in January 2007 previously deferred Kewaunee 2005 outage costs. These items were partially offset by the PSCW approval to record $20 million of previously deferred costs associated with coal conservation efforts due to the coal delivery disruptions in 2006 and lower commodity prices. Commodity prices in 2006 were higher than 2007 as well as historic averages largely due to natural gas disruption caused by hurricane activity in the Gulf of Mexico in the third quarter of 2005. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries” for explanations of the $49 million increase in fuel-related costs in 2006.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	$5	$--	$7
Losses from weather derivatives (a)	(3)	(2)	(3)
Net weather impact	$2	($2)	$4

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD and HDD data and discussion of the impacts on WPL’s electric margins of weather conditions, recoveries of electric fuel and purchased power energy costs, WPL’s annual adjustments to unbilled revenue estimates, WPL’s sale of its Illinois electric distribution properties in February 2007, changes in WPL’s wholesale sales volumes and wholesale fuel-related cost recoveries and MISO-related transactions.

Gas Margins - Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2007	2006	(a)	2005	(b)	2007	2006	(a)	2005	(b)
Residential	$145.2	$144.9	--	$156.4	(7%)	11,596	11,270	3%	12,068	(7%)
Commercial	84.0	84.4	--	89.3	(5%)	8,337	8,155	2%	8,187	--
Industrial	8.2	8.3	(1%)	10.0	(17%)	883	876	1%	978	(10%)
Retail subtotal	237.4	237.6	--	255.7	(7%)	20,816	20,301	3%	21,233	(4%)
Interdepartmental	14.8	17.0	(13%)	50.8	(67%)	2,264	2,116	7%	6,448	(67%)
Transportation/other	13.5	19.3	(30%)	15.8	22%	24,478	21,094	16%	25,200	(16%)
Total revenues/sales	265.7	273.9	(3%)	322.3	(15%)	47,558	43,511	9%	52,881	(18%)
Cost of gas sold	175.0	174.8	--	231.9	(25%)
Margins	$90.7	$99.1	(8%)	$90.4	10%

(a) Reflects the % change from 2006 to 2007. (b) Reflects the % change from 2005 to 2006.

2007 vs. 2006 Summary - Gas margins decreased $8 million, or 8%, in 2007, primarily due to lower results from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) and the net impacts of weather conditions and WPL’s weather hedging activities. These items were partially offset by an increase in weather-normalized retail sales volumes largely caused by the negative impact high natural gas prices in the first quarter of 2006 had on customer usage during that period.

2006 vs. 2005 Summary - Gas margins increased $9 million, or 10% in 2006, primarily due to the net impacts of weather conditions and WPL’s weather hedging activities, the impacts of a rate increase implemented in 2005 and a modest increase in weather-normalized retail sales in 2006. These increases were partially offset by the negative impact on margins from lower interdepartmental sales.

Impacts of Weather Conditions - Estimated decreases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities were as follows (in millions):

	2007	2006	2005
Weather impacts on demand compared to normal weather	($1)	($5)	($3)
Gains (losses) from weather derivatives (a)	(2)	4	(1)
Net weather impact	($3)	($1)	($4)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs, WPL’s performance-based gas commodity recovery program, interdepartmental gas sales to natural gas-fired electric generating facilities and WPL’s sale of its Illinois gas distribution properties in February 2007.

Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of weather derivatives entered into by WPL in the fourth quarter of 2007 to reduce potential volatility on its margins from Jan. 1, 2008 through March 31, 2008.

Other Revenues -

2007 vs. 2006 - Other revenues decreased $6 million in 2007, primarily due to lower third-party commodity sales. Changes in other revenues were largely offset by changes in other operation and maintenance expenses.

Other Operation and Maintenance Expenses -

2007 vs. 2006 - Other operation and maintenance expenses decreased $9 million in 2007, primarily due to $7 million of lower pension and other postretirement benefits expenses largely due to the impact of benefit plan contributions in 2006, $5 million of lower incentive-related compensation expense and lower expenses related to third-party commodity sales. These decreases were partially offset by a $4 million regulatory-related charge in 2007.

2006 vs. 2005 - Other operation and maintenance expenses decreased $14 million in 2006, primarily due to a reduction in nuclear generation-related expenses as a result of the Kewaunee sale (such expenses totaled $21 million in 2005) and a $7 million regulatory-related charge in 2005. These decreases were partially offset by $9 million of higher incentive-related compensation expenses, $2 million of higher transmission and distribution expenses and increases in other administrative and general expenses.

Refer to “Other Matters - Other Future Considerations” for discussion of the potential impacts on future operation expenses from incentive compensation plans.

Depreciation and Amortization -

2007 vs. 2006 - Depreciation and amortization expense increased $3 million in 2007, primarily due to the impact of property additions, partially offset by lower software amortization.

2006 vs. 2005 - Depreciation and amortization expense decreased $1 million in 2006, primarily due to lower nuclear depreciation of $5 million as a result of the Kewaunee sale in July 2005 and lower software amortization. These decreases were substantially offset by the impact of property additions including SFEF.

Refer to “Other Matters - Other Future Considerations” for the anticipated impacts of new depreciation rates expected to be implemented by WPL in 2008 and expected decreases in future software amortization expenses.

Taxes Other than Income Taxes -

2006 vs. 2005 - Taxes other than income taxes increased $4 million in 2006, primarily due to increased gross receipts taxes resulting from increased revenues.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Purchased Power Capacity Costs” for discussion of the impact the sale of Kewaunee had on WPL’s electric margins and operating expenses.

Interest Expense -

2007 vs. 2006 - Interest expense increased $1 million in 2007, primarily due to the impact of WPL’s 6.375% debentures issued in 2007, substantially offset by the impact of WPL’s 7% debentures retired in 2007 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s fuel-related rate case.

2006 vs. 2005 - Interest expense increased $8 million in 2006, primarily due to $5 million of higher affiliated interest expense associated with the SFEF capital lease WPL entered into in June 2005 and interest expense accrued in 2006 on the regulatory liability related to the reserve for rate refund associated with WPL’s fuel-related rate case.

Refer to Note 3(b) of WPL’s “Notes to Consolidated Financial Statements” for details of the SFEF capital lease.

Income Taxes - The effective income tax rates were 34.3%, 37.1%, and 36.7% in 2007, 2006 and 2005, respectively. The decreased effective income tax rate for 2007 compared to 2006 was primarily due to lower state taxes, amortization of prior years deferred manufacturing production deduction tax benefits and increased current year manufacturing production deductions. Refer to Note 5 of WPL’s “Notes to Consolidated Financial Statements” for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy believes it has, and expects to maintain, a strong liquidity position as a result of available capacity under its revolving credit facilities, operating cash flows from its utility business and available cash and cash equivalents. Based on its strong liquidity position and capital structure, Alliant Energy believes it will be able to secure additional capital required to implement its strategic plan and meet its long-term contractual obligations. Access to capital markets to fund its future capital requirements is largely dependent on the credit quality of Alliant Energy and its subsidiaries and credit market developments.

Liquidity Position - At Dec. 31, 2007, Alliant Energy and its subsidiaries had $557 million of available capacity under their revolving credit facilities and $746 million of cash and cash equivalents.

Capital Structure - Alliant Energy plans to maintain consolidated debt-to-total capitalization ratios that are consistent with investment-grade credit ratings to ensure access to capital markets at reasonable costs. Alliant Energy’s, IPL’s and WPL’s capital structures at Dec. 31, 2007 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,681.2	58.6%	$927.5	48.7%	$1,036.8	58.4%
Preferred equity	243.8	5.3%	183.8	9.7%	60.0	3.4%
Long-term debt (incl. current maturities)	1,544.6	33.7%	763.8	40.1%	597.0	33.6%
Short-term debt	111.3	2.4%	29.5	1.5%	81.8	4.6%
	$4,580.9	100.0%	$1,904.6	100.0%	$1,775.6	100.0%

In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include financial coverage ratios, flexibility for the utility generation plan, state regulations and debt imputed by rating agencies. The most stringent imputations include a portion of the DAEC, Kewaunee, Riverside and RockGen PPAs and the amount of IPL’s accounts receivable sold. Refer to “Rates and Regulatory Matters” for details of imputed debt adjustments approved by the PSCW in WPL’s 2007 retail rate case.

IPL and WPL intend to manage their respective capital structures in such a way that they do not compromise their ability to raise the necessary funding required to enable them to continue to provide utility services reliably and at a reasonable cost. Key considerations include maintaining access to the financial markets on the terms, in the amounts and within the timeframes required to fund Alliant Energy’s strategic plan, retaining a prudent level of financial flexibility and maintaining IPL’s and WPL’s investment-grade credit ratings. The capital structure is only one of a number of components that needs to be actively managed in order to achieve these objectives. Both IPL and WPL currently expect to maintain a capital structure in which total debt would not exceed 40% to 45%, and preferred stock would not exceed 5% to 10%, of total capital. These targets may be adjusted depending on subsequent developments and their potential impact on IPL’s and WPL’s investment-grade credit ratings.

Credit Market Developments - Financial markets have been under considerable strain recently, resulting in negative impacts on the availability and terms of credit available to certain businesses. The recent downturn in the U.S. housing market has adversely affected domestic consumer demand and the financial markets, particularly lending and underwriting institutions active in the mortgage and asset-backed obligation markets. Financial market conditions are sensitive to the evolving economic outlook, as investors try to assess the implications of economic information for future earnings and asset values.

Alliant Energy, IPL and WPL are aware of the potential implications these credit market developments might have on their ability to raise the external funding required for their respective operations and capital expenditure plans. Alliant Energy, IPL and WPL have taken several measures over the past several years to improve their financial strength including: reducing debt; securing multi-year committed revolving credit facilities to provide backstop liquidity to their commercial paper programs and a committed source of alternative liquidity in the event the commercial paper market is disrupted; arranging an accounts receivable sales program for up to $300 million at IPL as an alternative source of working capital financing; retaining sufficient cash and cash equivalents to fund a portion of Alliant Energy’s, IPL’s and WPL’s current operating and capital requirements in the event of credit market disruptions; and extending IPL’s and WPL’s respective long-term debt maturity profiles and avoiding undue concentrations of maturities over the next few years.

Primary Sources and Uses of Cash - Alliant Energy’s most significant source of cash is electric and gas sales to its utility customers. Cash from these sales reimburses IPL and WPL for prudently incurred expenses to provide service to their utility customers and provides IPL and WPL a return on rate base assets required to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s maintenance capital expenditures and dividends paid to Alliant Energy’s shareowners. Capital requirements needed to retire debt and fund capital expenditures for utility rate base growth related to new generating facilities and environmental compliance programs, are expected to be financed primarily through external financings. In order to maintain debt-to-total capitalization ratios that are consistent with investment-grade ratings, Alliant Energy, IPL and WPL may periodically fund such capital requirements with additional debt and equity.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows is as follows (in millions):

	Alliant Energy			IPL			WPL
Cash flows from (used for):	2007	2006	2005	2007	2006	2005	2007	2006	2005
Operating activities	$588.8	$403.3	$565.4	$257.4	$272.2	$332.0	$258.0	$162.6	$176.6
Investing activities	329.0	465.8	(316.0)	452.0	155.3	(308.0)	(207.0)	(149.0)	(42.9)
Financing activities	(438.2)	(819.1)	(298.0)	(670.5)	(427.7)	(23.4)	(52.2)	(12.0)	(133.8)

Cash Flows From Operating Activities -

Historical Changes in Cash Flows From Operating Activities - 2007 vs. 2006 - Alliant Energy’s cash flows from operating activities increased $186 million primarily due to lower pension plan contributions, collateral payments to counterparties of derivative contracts in 2006, lower interest payments due to long-term debt retirements and the impact of improved retail fuel-related cost recoveries at WPL. These increases were partially offset by higher income tax payments and changes in the level of accounts receivable sold at IPL.

IPL’s cash flows from operating activities decreased $15 million primarily due to higher income tax payments and changes in the level of accounts receivable sold. These decreases were partially offset by lower pension plan contributions and collateral payments to counterparties of derivative contracts in 2006.

WPL’s cash flows from operating activities increased $95 million primarily due to lower pension plan contributions, collateral payments to counterparties of derivative contracts in 2006, the impact of improved retail fuel-related cost recoveries and other changes in working capital. These items were partially offset by higher income tax payments.

2006 vs. 2005 - Alliant Energy’s cash flows from operating activities decreased $162 million primarily due to higher pension plan contributions, collateral payments to counterparties of derivative contracts in 2006 and other changes in working capital. These decreases were partially offset by the impact of improved retail fuel-related cost recoveries at WPL.

IPL’s cash flows from operating activities decreased $60 million primarily due to higher pension plan contributions and collateral payments to counterparties of derivative contracts in 2006, partially offset by lower income tax payments.

WPL’s cash flows from operating activities decreased $14 million primarily due to collateral payments to counterparties of derivative contracts in 2006, higher pension plan contributions and other changes in working capital, partially offset by the impact of improved retail fuel-related rate recoveries.

Sale of Accounts Receivable - Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for information on IPL’s accounts receivable sale program.

Pension Plan Contributions - In August 2006, the Pension Protection Act of 2006 was enacted. This legislation includes changes to minimum funding level requirements of pension plans beginning in 2008. In 2006, Alliant Energy contributed $166 million to its pension plans with the intention of satisfying the minimum funding level requirements through 2008 and does not currently intend to make any additional significant contributions prior to 2009. Refer to Note 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of the current funded levels of Alliant Energy’s pension plans.

Cash Flows From (Used For) Investing Activities -

Historical Changes in Cash Flows From (Used For) Investing Activities - 2007 vs. 2006 - Alliant Energy’s cash flows from investing activities decreased $137 million primarily due to higher construction expenditures related to its utility generation plan and IPL’s winter storm restoration activities in 2007, partially offset by higher proceeds received from asset sales.

IPL’s cash flows from investing activities increased $297 million primarily due to proceeds from the sales of its electric transmission assets and Illinois properties in 2007. These increases were partially offset by proceeds from the sale of its interest in DAEC in 2006, higher construction expenditures largely due to its utility generation plan and winter storm restoration activities in 2007 and proceeds from the sale of emission allowances in 2006.

WPL’s cash flows used for investing activities increased $58 million primarily due to construction expenditures related to the Cedar Ridge wind farm project in 2007 and proceeds from the liquidation of nuclear decommissioning trust fund assets in 2006. These increases were partially offset by proceeds from the sale of its Illinois properties in 2007.

2006 vs. 2005 - Alliant Energy’s cash flows from investing activities increased $782 million primarily due to higher proceeds received from asset sales and lower construction expenditures.

IPL’s cash flows from investing activities increased $463 million primarily due to proceeds from the sale of its interest in DAEC in 2006 and lower construction expenditures.

WPL’s cash flows used for investing activities increased $106 million primarily due to proceeds from the sale of its interest in Kewaunee in 2005 and lower proceeds from the liquidations of nuclear decommissioning trust fund assets in 2006 compared to 2005. These increases were partially offset by lower construction expenditures.

Construction and Acquisition Expenditures - Capital expenditures, investments and financing plans are reviewed, approved and updated as part of Alliant Energy’s strategic planning and budgeting processes. In addition, significant capital expenditures and investments are subject to a cross-functional review prior to approval. Changes in Alliant Energy’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, ability to obtain adequate and timely rate relief, changing market conditions and new opportunities. Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2008, 2009 and 2010 as follows (in millions):

	Alliant Energy			IPL			WPL
Utility business (a):	2008	2009	2010	2008	2009	2010	2008	2009	2010
Generation - new facilities:
IPL Coal - Sutherland #4	$75	$280	$330	$75	$280	$330	$--	$--	$--
IPL Wind - Whispering Willow	85	20	320	85	20	320	--	--	--
WPL Coal - Nelson Dewey #3	35	250	400	--	--	--	35	250	400
WPL Wind - Cedar Ridge	125	--	--	--	--	--	125	--	--
WPL Wind - Minnesota	100	20	305	--	--	--	100	20	305
WPL Gas - NEF (b)	--	--	--	--	--	--	--	95	--
Total generation - new facilities	420	570	1,355	160	300	650	260	365	705
Environmental	190	220	215	140	70	35	50	150	180
Advanced metering infrastructure	20	55	55	--	5	50	20	50	5
Other utility capital expenditures	410	375	375	215	200	210	195	175	165
Total utility business	1,040	1,220	2,000	$515	$575	$945	$525	$740	$1,055
Non-regulated businesses	10	10	10
	$1,050	$1,230	$2,010

(a)    Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b)	WPL currently plans to purchase NEF from Resources effective June 1, 2009.

Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they do have discretion with regard to the level of capital expenditures eventually incurred and closely monitor and frequently update such estimates based on numerous economic and other factors. Refer to “Strategic Overview” and “Environmental” for further discussion of the utility generation plan and environmental compliance plans.

Alliant Energy, IPL and WPL expect to finance their 2008 to 2010 capital expenditure plans in a manner that allows them to adhere to the capital structure targets discussed in the “Capital Structure” section above. 2008 capital expenditures are expected to be funded with a combination of available cash and cash equivalents, short-term debt and internally generated cash. Such short-term debt is expected to be refinanced with approximately $400 million of incremental long-term debt issuances (primarily by WPL) in 2008. The precise characteristics of the financing for the 2009 and 2010 capital expenditures will be determined closer to the time that the financing is required but is currently anticipated to include a combination of issuances of long-term debt, preferred stock and common equity. Flexibility will be required in implementing the capital expenditure plan’s long-term financing to allow for scheduling variations in the required authorization and construction work, changing market conditions and any adjustments that might be required to ensure there are no material adverse impacts to Alliant Energy’s, IPL’s and WPL’s respective capital structure.

Proceeds from Asset Sales - Net proceeds from asset sales have been used for debt reduction, common share repurchases, funding capital expenditures and general corporate purposes. Proceeds from assets sales for Alliant Energy, IPL and WPL during 2007, 2006 and 2005 were as follows (in millions):

	Alliant Energy			IPL			WPL
Assets Sold:	2007	2006	2005	2007	2006	2005	2007	2006	2005
IPL’s electric transmission assets	$772	$--	$--	$772	$--	$--	$--	$--	$--
Mexico investments	66	--	--	--	--	--	--	--	--
Electric and gas utility assets in Illinois	52	--	--	28	--	--	24	--	--
Interest in DAEC	--	331	--	--	331	--	--	--	--
New Zealand investments	--	186	--	--	--	--	--	--	--
Brazil investments	--	150	--	--	--	--	--	--	--
China investments	--	82	10	--	--	--	--	--	--
Gas gathering pipeline systems	--	23	--	--	--	--	--	--	--
Interest in Kewaunee	--	--	75	--	--	--	--	--	75
Energy services business	--	--	35	--	--	--	--	--	--
Other	11	25	15	1	1	1	--	4	5
	$901	$797	$135	$801	$332	$1	$24	$4	$80

Refer to “Strategic Overview - Business Divestitures” for discussion of Alliant Energy’s recent asset divesture activities.

Cash Flows Used For Financing Activities -

Historical Changes in Cash Flows Used For Financing Activities - 2007 vs. 2006 - Alliant Energy’s cash flows used for financing activities decreased $381 million primarily due to changes in the amount of debt issued and retired, including decreased debt premiums, and IPL’s retirement of a capital lease obligation in 2006. These decreases were partially offset by higher common stock repurchases in 2007.

IPL’s cash flows used for financing activities increased $243 million primarily due to higher common stock dividends, partially offset by higher capital contributions from Alliant Energy, changes in the amount of debt issued and retired and the retirement of a capital lease obligation in 2006. IPL’s financing activities were largely driven by the use of proceeds from the sales of its electric transmission assets in 2007 and interest in DAEC in 2006.

WPL’s cash flows used for financing activities increased $40 million primarily due to higher common stock dividends and a capital contribution from Alliant Energy in 2006, partially offset by changes in the amount of debt issued and retired.

2006 vs. 2005 - Alliant Energy’s cash flows used for financing activities increased $521 million primarily due to changes in the amount of debt issued and retired, including increased debt repayment premiums, common stock repurchases in 2006 and IPL’s retirement of a capital lease obligation in 2006. These increases were partially offset by higher proceeds from common stock issuances largely due to an increase in stock options exercised.

IPL’s cash flows used for financing activities increased $404 million primarily due to changes in the amount of debt issued and retired, higher common stock dividends and the retirement of a capital lease obligation in 2006.

WPL’s cash flows used for financing activities decreased $122 million primarily due to changes in the amount of debt issued and retired and a capital contribution from Alliant Energy in 2006.

FERC and Public Utility Holding Company Act Financing Authorizations - Under the Public Utility Holding Company Act of 2005, FERC has authority over the issuance of utility securities, except to the extent that a state regulatory commission has retained jurisdiction over such matters. In December 2007, FERC authorized IPL to issue up to $900 million of long-term debt securities, $500 million of short-term debt securities and $200 million of preferred stock for a period from January 1, 2008 through December 31, 2009. Issuance of debt securities by WPL is authorized by the PSCW and therefore is exempt from regulation by FERC. FERC does not have authority over the issuance of securities by Alliant Energy or Resources.

State Regulatory Financing Authorizations - IPL and WPL have state regulatory financing authorizations for short-term borrowings of $300 million and $250 million, respectively.

Shelf Registrations - Alliant Energy’s current Securities and Exchange Commission (SEC) shelf registration allows Alliant Energy the flexibility to offer from time to time up to an aggregate of $300 million of common stock, stock purchase contracts and stock purchase units. IPL’s current SEC shelf registration allows IPL the flexibility to offer from time to time up to an aggregate of $250 million of preferred stock, unsecured debt securities and collateral trust bonds. As of Dec. 31, 2007, Alliant Energy and IPL had $208 million and $250 million, respectively, remaining available under their respective shelf registrations. WPL does not have any remaining authority under its latest shelf registration.

Common Stock Dividends - In December 2007, Alliant Energy announced an increase in its expected annual common stock dividend from $1.27 per share to $1.40 per share, which is equivalent to a rate of $0.35 per share per quarter, beginning with the Feb. 15, 2008 dividend payment. Payment of future 2008 quarterly dividends is subject to the actual dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Currently, Alliant Energy’s goal is to attain a dividend payout percentage of approximately 60% to 70% of its utility earnings. Excluding the after-tax gain on the sale of IPL’s electric transmission assets, Alliant Energy’s dividend payout ratio was 54% of its utility earnings in 2007. In the third quarter of 2007, WPL paid a dividend of $100 million to Alliant Energy to realign WPL’s capital structure. In the fourth quarter of 2007, IPL paid a dividend of $500 million to Alliant Energy, of which $400 million was related to the sale of IPL’s electric transmission assets and $100 million was to realign IPL’s capital structure. Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them.

Common Stock Issuances - In 2007, Alliant Energy issued $34 million of additional common stock under its equity incentive plans for employees. In the first quarter of 2006, Alliant Energy began to satisfy any new demand under its Shareowner Direct Plan and 401(k) Savings Plan through open market purchases. Alliant Energy currently anticipates its only common stock issuances in 2008 will be to issue new shares to satisfy demands under its equity incentive plans for employees. Refer to Notes 6(b) and 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of common stock issuances.

Common Stock Repurchase Program - Refer to Note 7(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of Alliant Energy’s common stock repurchase program, which was completed in 2007.

Short- and Long-term Debt - In October 2007, Alliant Energy, IPL and WPL extended the terms of their respective revolving credit facilities to November 2012. These credit facilities backstop commercial paper issuances used to finance short-term borrowing requirements, which fluctuate based on seasonal corporate needs, the timing of long-term financings and capital market conditions. The facility at the parent company is used to fund Resources and Corporate Services as well as its own needs. At Dec. 31, 2007, credit facility information was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$81.8	$--	$--	$81.8
Weighted average maturity	2 days	N/A	N/A	2 days
Weighted average interest rates	4.7%	N/A	N/A	4.7%
Letters of credit outstanding	$11.0 (a)	$11.0 (a)	$--	$--
Available credit facility capacity	$557.2 (a)	$89.0 (a)	$300.0	$168.2

(a)

In March 2007, a $10.8 million letter of credit was issued under Alliant Energy’s credit agreement on behalf of Neenah. This letter of credit provides security for Neenah’s performance of its obligations under the PPA with We Energies through May 2008. This letter of credit reduced Alliant Energy’s available borrowing capacity under its credit agreement.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain debt-to-capital ratios of less than 65%, 58% and 58%, respectively. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent such hybrid securities do not exceed 15% of consolidated capital of the borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. The equity component excludes accumulated other comprehensive income (loss).

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain negative pledge provisions, which generally prohibit placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions. Exceptions include among others, securing obligations of up to 5% of the consolidated assets of the borrower, non-recourse project financing and purchase money liens.

The credit agreements each contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets to be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions, and transmission and non-regulated assets.

The credit agreements each contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy defaults on debt totaling $50 million or more. A default by a minority-owned affiliate or a foreign subsidiary would not trigger a cross default event. A default by Alliant Energy or Resources would not trigger a cross default event for either IPL or WPL, nor would a default by either of IPL or WPL trigger a cross default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable.

A material adverse change representation is not required for borrowings under these credit agreements.

At Dec. 31, 2007, Alliant Energy, IPL and WPL were in compliance with all covenants and other provisions of the credit facilities.

Refer to Note 8 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information on short- and long-term debt.

Creditworthiness -

Credit Ratings - Access to the capital markets and the costs of obtaining external financing are dependent on creditworthiness. Alliant Energy is committed to taking the necessary steps required to maintain investment-grade credit ratings. Alliant Energy’s current credit ratings and outlooks are as follows:

		Standard & Poor’s	Moody’s Investors
		Ratings Services (S&P)	Service (Moody’s)
IPL	Senior secured long-term debt	A-	A2
	Senior unsecured long-term debt	BBB+	A3
	Commercial paper	A-2	P-2
	Preferred stock	BBB-	Baa2
	Corporate/issuer	BBB+	A3
WPL	Senior secured long-term debt	A-	A1
	Senior unsecured long-term debt	A-	A2
	Commercial paper	A-2	P-1
	Preferred stock	BBB	Baa1
	Corporate/issuer	A-	A2
Resources (a)	Senior unsecured long-term debt	BBB	Baa1
	Corporate/issuer	BBB+	Not rated
Alliant Energy	Senior unsecured long-term debt	BBB	Not rated
	Commercial paper	A-2	P-2
	Corporate/issuer	BBB+	Not rated

All Entities	Outlook	Stable	Stable
(a)	Resources’ exchangeable senior notes are fully and unconditionally guaranteed by Alliant Energy.

Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements, including PPAs, fuel contracts and corporate guarantees that are dependent on maintaining investment-grade credit ratings. In the event of a downgrade below investment-grade level, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a downgrade below investment-grade level, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under the various agreements with ratings triggers.

Off-Balance Sheet Arrangements -

Synthetic Leases - Alliant Energy utilizes off-balance sheet synthetic operating leases that relate to the financing of its corporate headquarters and utility railcars. Synthetic leases provide favorable financing rates to Alliant Energy while allowing it to maintain operating control of its leased assets. Refer to Note 3(a) of the “Notes to Consolidated Financial Statements” for future minimum lease payments and residual value guarantees associated with these synthetic leases.

Special Purpose Entities - Alliant Energy uses special purpose entities for its accounts receivable sale program whereby IPL uses proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in its capital structure, take advantage of favorable short-term interest rates and finance a portion of its long-term cash needs. The sale of accounts receivable generates a significant amount of liquidity for IPL. Refer to Note 4(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for aggregate proceeds from the sale of accounts receivable. Alliant Energy has reviewed these special purpose entities and determined that consolidation of these entities is not required. Refer to Note 19 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information regarding Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.”

Guarantees and Indemnifications - Alliant Energy has several guarantees and indemnifications outstanding related to its recent divestiture activities. Refer to Note 12(d) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -

Contractual Obligations - Alliant Energy’s consolidated long-term contractual obligations as of Dec. 31, 2007 were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$711	$569	$360	$319	$316	$420	$2,695
Other	43	8	8	--	--	34	93
Long-term debt maturities (Note 8(b))	140	137	105	201	1	1,328	1,912
Interest - long-term debt obligations	103	96	83	72	65	1,201	1,620
Contractual obligations for wind turbines and wind sites	83	8	--	--	--	--	91
Operating leases (Note 3(a))	89	81	77	68	106	38	459
Capital leases (Note 3(b))	--	--	--	--	--	4	4
	$1,169	$899	$633	$660	$488	$3,025	$6,874

IPL’s long-term contractual obligations as of Dec. 31, 2007 were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$297	$264	$215	$211	$208	$263	$1,458
Other	4	8	8	--	--	34	54
Long-term debt maturities (Note 8(b))	2	136	3	200	--	424	765
Interest - long-term debt obligations	48	48	39	32	25	381	573
Contractual obligations for wind turbines and wind sites	2	8	--	--	--	--	10
Operating leases (Note 3(a))	5	6	7	2	2	7	29
Capital lease (Note 3(b))	--	--	--	--	--	3	3
	$358	$470	$272	$445	$235	$1,112	$2,892

WPL’s long-term contractual obligations as of Dec. 31, 2007 were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Operating expense purchase obligations (Note 12(b)):
Purchased power and fuel commitments	$341	$248	$116	$91	$102	$157	$1,055
Other	6	--	--	--	--	--	6
Long-term debt maturities (Note 8(b))	60	--	100	--	--	439	599
Interest - long-term debt obligations	38	35	31	27	27	620	778
Contractual obligations for wind turbines and wind sites	81	--	--	--	--	--	81
Operating leases (Note 3(a))	77	68	64	61	62	31	363
Capital lease (Note 3(b))	15	15	15	15	15	188	263
	$618	$366	$326	$194	$206	$1,435	$3,145

Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, has entered into various coal commitments that have not yet been directly assigned to IPL and WPL. Such commitments are included in the Alliant Energy purchased power and fuel commitments but are not included in the IPL or WPL purchased power and fuel commitments. Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2007. Included in Alliant Energy’s, IPL’s and WPL’s long-term debt obligations was variable rate debt of $81 million, $42 million and $39 million, which represented 4%, 5% and 7%, respectively, of total long-term debt outstanding. Interest on variable rate debt in the above tables was calculated using rates as of Dec. 31, 2007. Contractual obligations for wind turbines and wind sites represent commitments under contracts entered into by IPL and WPL to acquire turbines and sites for certain wind projects that are described in more detail in “Strategic Overview - Utility Generation Plan.” Refer to “Cash Flows From (Used For) Investing Activities - Construction and Acquisition Expenditures” for additional information on Alliant Energy’s, IPL’s and WPL’s construction and acquisition programs. Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables.

At Dec. 31, 2007, Alliant Energy, IPL and WPL had $24.5 million, $7.1 million and $2.4 million, respectively, of unrecognized tax benefits recorded as liabilities in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” which are not included in the above tables. It is uncertain if, and when, such amounts may be settled with the respective taxing authorities. Related to these unrecognized tax benefits, Alliant Energy, IPL and WPL also recorded liabilities for potential interest of $5.1 million, $0.7 million and $0.5 million, respectively, at Dec. 31, 2007 which are also not included in the above tables.

In addition, at Dec. 31, 2007, there were various other long-term liabilities and deferred credits included on the respective Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

Environmental -

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL address these environmental matters with pollution abatement programs, which are subject to continuing review and are periodically revised due to various factors, including changes in environmental regulations, construction plans and compliance costs. Given the dynamic nature of environmental regulations and other related regulatory requirements, IPL and WPL have established an integrated planning process that is used for environmental compliance of their future anticipated operations. As part of IPL’s and WPL’s integrated planning process, significant environmental projects are approved by Alliant Energy’s Board of Directors. Alliant Energy anticipates future expenditures for environmental compliance will be material and will require significant capital investments. Alliant Energy anticipates that prudent expenditures incurred by IPL and WPL to comply with environmental requirements likely would be recovered in rates from its customers. The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s financial condition, results of operations and cash flows.

Air Quality - The Clean Air Act (CAA) and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of these provisions based on scientific data. As part of the basic framework under the CAA, the U.S. Environmental Protection Agency (EPA) is required to establish National Ambient Air Quality Standards (NAAQS), which serve to protect public health and welfare. These standards address six “criteria” pollutants, four of which are particularly relevant to Alliant Energy’s electric utility operations, including nitrogen oxides (NOx), SO2, particulate matter (PM), and ozone. Ozone is not directly emitted from Alliant Energy’s generating facilities; however, NOx emissions may contribute to its formation in the atmosphere.

State implementation plans (SIPs) document the collection of regulations that individual state agencies will apply to maintain NAAQS and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan (FIP). Areas that comply with NAAQS are considered to be in attainment, whereas routinely monitored locations that do not comply with these standards may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond the NAAQS. The specific federal and state regulations that may affect Alliant Energy’s operations include: Clean Air Interstate Rule (CAIR), Wisconsin Reasonably Available Control Technology (RACT) Rule, Clean Air Mercury Rule (CAMR), Wisconsin State Mercury Rule, Clean Air Visibility Rule (CAVR), and Industrial Boiler Maximum Achievable Control Technology (MACT) Standards. Alliant Energy also monitors various other potential environmental matters related to air quality, including: litigation of various federal rules issued under the CAA statutory authority; revisions to the New Source Review/Prevention of Significant Deterioration permitting programs and New Source Performance Standards; federal proposals to further strengthen the NAAQS for PM and ozone; and proposed legislation or other regulatory actions intended to reduce GHG emissions.

Compliance Costs - IPL and WPL complete periodic evaluations of compliance costs for air quality rules. These evaluations were most recently updated in 2007 based on information available regarding CAIR and CAMR SIPs and the costs and performance of control options. Furthermore, WPL’s updated multi-emissions compliance plan includes actions to address anticipated rule outcomes related to RACT, Best Available Retrofit Technology (BART) and regional haze as discussed in paragraphs below. The updated multi-emissions compliance plans for IPL and WPL include investments in air pollution controls for their respective electric generating facilities as well as purchases of emission allowances. IPL’s and WPL’s current estimated capital expenditures required to implement their updated multi-emissions compliance plans are as follows (in millions):

	2008	2009	2010	2011 - 2018
IPL	$140	$70	$35	$900 - $1,000
WPL	50	150	180	300 - 400
Alliant Energy	$190	$220	$215	$1,200 - $1,400

These expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Resources’ capital expenditures are not expected to be significant at its two Wisconsin natural-gas fired generating facilities that will be subject to CAIR compliance requirements. Capital expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies, outcomes of SIPs for current air rules and any additional requirements based on new air rules. In addition, the selection and timing of installation of air pollution controls for compliance may change as a result of these and other considerations.

In the second quarter of 2007, WPL filed a construction application with the PSCW to install air pollution controls to reduce SO2 emissions at the two existing units at Nelson Dewey. Capital expenditures for the Nelson Dewey SO2 air pollution controls are estimated to be $116 million and are included in the above estimates for Alliant Energy’s and WPL’s multi-emissions compliance plans.

Clean Air Interstate Rule (CAIR) -In 2005, the EPA issued CAIR, which requires reductions of SO2 and NOx emissions from existing and new electric generating units with greater than 25 MW of capacity. CAIR is a cap-and-trade market-based program that is expected to reduce the regional transport of electric utility emissions to non-attainment areas in the eastern U.S. Electric generating units covered by CAIR will receive authorizations to emit SO2 and NOx in the form of allowances, with the total amount available for actual emissions limited by the cap. Individual control requirements are not specified under a cap-and-trade program, but each company can design its own compliance strategy to meet the overall reduction requirement through installation of air pollution controls or purchase of allowances. There is a two-phase compliance schedule for CAIR. The Phase I compliance deadline is Jan. 1, 2009 for NOx and Jan. 1, 2010 for SO2. The Phase 2 compliance deadline is Jan. 1, 2015 for both NOx and SO2. When fully implemented, CAIR is expected to result in overall SO2 and NOx emissions reductions by over 70% and 60% from 2003 levels, respectively. Affected states under CAIR include Iowa, Wisconsin and Minnesota. EPA has issued final SIP approvals for the CAIR regulations adopted in Iowa and Wisconsin. Minnesota has not adopted state CAIR rules, and will participate directly in the EPA program under the CAIR FIP. While Alliant Energy expects to comply through a combination of additional capital investments in emissions controls at various facilities and purchases of emissions allowances, it is continuing to review these alternatives.

Wisconsin Reasonably Available Control Technology (RACT) Rule - In 2004, the EPA designated 10 counties in Southeastern Wisconsin as non-attainment areas for the ozone NAAQS. This designation includes Sheboygan County, where WPL operates SFEF and the Edgewater generating facility (Edgewater). In the second quarter of 2007, the Wisconsin Department of Natural Resources (DNR) approved the RACT rule for NOx as part of the federal ozone SIP submittal to address non-attainment areas in Wisconsin. Modifications are not necessary at SFEF to comply with this rule. Alliant Energy expects that RACT compliance at Edgewater will result in accelerating NOx emission reductions beyond the CAIR requirements through installation of emission controls earlier than required to meet CAIR requirements. WPL is evaluating the RACT rules to develop an approach to meet the 2009 and 2013 compliance deadlines at Edgewater. However, final compliance requirements cannot be certain until final EPA approval of the RACT rule has been received, which is currently expected later in 2008.

Clean Air Mercury Rule (CAMR) - In 2005, the EPA issued CAMR, which would require reductions of mercury emissions from existing and new U.S. coal-fired electric generating units with greater than 25 MW of capacity in a two-phased approach. The first phase of compliance was required by Jan. 1, 2010 and the second phase by Jan. 1, 2018. Similar to the CAIR program, CAMR would use a national cap-and-trade system, where compliance may be achieved by either adding mercury controls and/or purchasing allowances. In February 2008, a court decision vacated and remanded CAMR to the EPA for reconsideration. The EPA’s response to this court decision and associated implications to IPL and WPL are uncertain at this time. There are also uncertainties regarding the applicability of state regulations that would implement the EPA rules and state responses in the interim until the EPA issues revised rules. IPL and WPL are currently unable to predict the final outcome, but expect that capital investments and/or modifications resulting from the reconsidered rule could be significant. Furthermore, estimated compliance costs for CAMR currently included in “Compliance Costs” will be reviewed and may be revised when additional information becomes available regarding the EPA’s rule reconsideration.

Wisconsin State Mercury Rule - In 2004, the Wisconsin DNR independently issued a state-only mercury emission control rule that affects electric utility companies in Wisconsin. The rule explicitly recognizes an underlying state statutory restriction that state regulations cannot be more stringent than those included in any federal mercury program unless there is a demonstration that more stringent requirements are necessary to provide adequate protection for public health or welfare. The rule states that the Wisconsin DNR must adopt state rule changes within 18 months of publication of any federal rules. However, the Wisconsin CAMR regulation has not yet been adopted. The Wisconsin mercury rule includes a requirement to cap mercury emissions beginning on Jan. 1, 2008. WPL believes its current multi-emissions compliance plan includes sufficient controls to meet this cap. Further impacts remain uncertain until the EPA responds to the court decision to vacate and remand the federal CAMR.

Clean Air Visibility Rule (CAVR) - The EPA issued CAVR in 2005 to address regional haze. CAVR requires states to develop and implement SIPs to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. Affected states, including Iowa, Wisconsin and Minnesota, were required to submit a SIP to the EPA by December 2007 to include BART air pollution controls and other additional measures needed for reducing state contributions to regional haze. The implementation of CAVR SIP reductions are scheduled to begin to take effect in 2014 with full implementation before 2018. Generating facility emissions of primary concern for BART and regional haze regulation include SO2, NOx and PM. Under CAVR, states participating in CAIR’s cap-and-trade program can determine that CAIR has precedence over BART. Therefore, BART requirements will be deemed to be met through compliance with CAIR requirements. In addition to BART, individual states are required to identify additional regional haze control measures needed to address visibility protection at designated areas. Iowa DNR has issued a proposed CAVR SIP that recommends no additional BART or regional haze controls for electric generating facilities beyond CAIR. Wisconsin DNR submission of a SIP remains outstanding. The Wisconsin Natural Resources Board has adopted a Wisconsin BART regulation that will accept CAIR controls for generating facilities, although legislative review is pending as a component of the CAVR SIP. In addition, Wisconsin DNR will complete a subsequent assessment of the need for supplemental regional haze regulations. IPL generating facilities operated in Minnesota do not combust coal and therefore additional emissions controls were deemed unnecessary in the proposed Minnesota CAVR SIP. Alliant Energy is unable to predict the impact that CAVR might have on the operations of its existing coal-fired generating facilities until Iowa and Wisconsin have received final EPA approvals of CAVR SIP submittals, which is currently expected in late 2008.

Industrial Boiler Maximum Achievable Control Technology (MACT) Rule - In 2004, the EPA’s Industrial Boiler MACT rule became effective, and compliance with these new emission requirements for hazardous air pollutants was required by September 2007. This rule applies to fossil fuel generating units with less than 25 MW of capacity. In 2005, Alliant Energy submitted initial notifications to the EPA and Iowa DNR identifying specific generating units that may require compliance with the Industrial Boiler MACT rule and subsequently received concurrence that two of IPL’s coal-fired units are subject to the requirements. Alliant Energy and IPL expect that compliance with the Industrial Boiler MACT rules for the two units can be met with existing emission control equipment, periodic fuel monitoring and good combustion operational practices. In June 2007, a court decision vacated and remanded this rule to the EPA for further consideration. EPA will be revising the Industrial Boiler MACT rule in response to this court decision and the implications to IPL’s and WPL’s electric generating facilities are uncertain at this time.

Third Party Excess Emission Claims - Alliant Energy is aware that certain citizen groups have begun pursuing claims against owners of utility generating facilities regarding excess emissions, including opacity emissions. While IPL and WPL have not received any such claims to date, WPL is aware that certain public comments have been submitted to the Wisconsin DNR regarding excess emission reports for two of WPL’s generating facilities. WPL is unable to predict what actions, if any, the Wisconsin DNR or the public commenters may take in response to these public comments. Alliant Energy continues to monitor its emissions closely to determine whether additional controls will be required. The anticipated additional capital investments for CAIR and CAMR compliance discussed above are expected to contribute to improvements in opacity emissions. However, should more stringent opacity limits be required, the timing of investments and control equipment options to comply with these multiple regulatory requirements will need further evaluation.

Third Party Alleged Air Permitting Violation Claims - There have been instances where citizen groups have pursued claims against utilities for alleged air permitting violations. While IPL and WPL have not received any such claims to date, both utilities are aware of certain public comments that have been submitted to the Wisconsin DNR and Iowa DNR regarding the renewal of air operating permits. WPL has learned from discussions with the Wisconsin DNR that one of WPL’s generating facilities will need to lower its opacity and PM emissions as part of its air operating permit renewal process. WPL is developing a compliance schedule to submit to the Wisconsin DNR that will detail how this will be done in a timely manner. WPL is also aware that a citizen group has filed a petition with the Wisconsin DNR regarding modification of an air operating permit for another WPL generating facility. WPL and IPL are unable to predict what actions, if any, the Wisconsin DNR, Iowa DNR, or the public commenters may take in response to any public comments and petitions.

Greenhouse Gases (GHG) Emissions - Public awareness of climate change continues to grow along with support for policymakers to take action to mitigate global warming. There is considerable debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts. Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions. State and regional initiatives to address GHG emissions are also underway in the states covering Alliant Energy’s utility service territory. Specifically, governors from nine Midwest states, including Iowa, Wisconsin and Minnesota, signed the Midwestern GHG Accord in November 2007. The participants are expected to develop a proposed cap-and-trade agreement and a model rule within 12 months of the date of this accord. The accord also provides for an 18 month implementation period following completion of the cap-and-trade agreement and model rule.

Alliant Energy continues to take voluntary measures to reduce its emissions including CO2 and other GHG as prudent steps to address potential climate change regulation. Strategically, Alliant Energy focuses on the following areas to reduce GHG: 1) installation of commercially proven controls for air emissions and continued operational excellence to achieve further generating facility efficiency improvements; 2) demand-side management including energy conservation programs; 3) expansion of company-owned renewable energy sources; 4) continued use of PPAs and investments that focus on lower or non-emitting generation resources; and 5) development of technology solutions through funding of collaborative research programs for advanced clean coal generation as well as potential options for carbon sequestration.

Alliant Energy’s Board of Directors has assigned oversight of environmental policy and planning issues, including climate change, to the Environmental, Nuclear, Health and Safety (ENHS) Committee. The ENHS committee is comprised solely of independent directors. The ENHS Committee reports on its reviews and, as appropriate, makes recommendations to Alliant Energy’s Board of Directors.

Given the highly uncertain outcome and timing of future regulations regarding the control of GHG emissions and the lack of established technology that will significantly reduce GHG emissions, Alliant Energy currently cannot predict the financial impact of any future climate change regulations on its operations but the capital expenditures to comply with any new emissions controls could be significant. Refer to “Rates and Regulatory Matters” for discussion of the Midwestern GHG Accord and a state energy-related law (SF 145) enacted in May 2007 which creates a GHG emissions control plan for Minnesota.

Chicago Climate Exchange - In the third quarter of 2007, Alliant Energy issued a letter of commitment for IPL, WPL and Resources to participate in the Chicago Climate Exchange (CCX) for the Phase I membership period covering 2003 through 2006. CCX members voluntarily agree to a CO2 emissions baseline level and subsequent annual CO2 emission reduction targets from this baseline level during the membership period covered with their commitment to the CCX. If members reduce their CO2 emissions by less than the reduction targets, they must buy allowances from other CCX members to cover their shortfall. On the other hand, if members reduce their CO2 emissions by more than the reduction targets, they may sell their excess allowances to other CCX members or carry forward their excess allowances for use in future periods. Allowance sales and purchases occur at a market price determined by CCX members through their participation in the market administered by CCX. Alliant Energy anticipates completion of the formal application process for participation in the Phase I period of CCX in the first quarter of 2008. Alliant Energy does not anticipate any material adverse impact on its financial condition or results of operations as a result of participating in the CCX for the Phase I period.

Water Quality -

Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life. In 2004, the second phase of this EPA rule became effective and is generally referred to as “316(b).” 316(b) applies to existing cooling water intake structures at large steam-electric generating facilities. IPL and WPL have identified seven and three generating facilities, respectively, which they believe are impacted by 316(b) and are currently preparing evaluations of the potential impacts of the rule. In January 2007, a court decision on this rule remanded some aspects of the rule to the EPA for further consideration. It is unclear whether the EPA will stay the deadlines in the rule until the remanded rulemaking is finished. As a result, 316(b)’s compliance requirements and associated deadlines are currently unknown. IPL and WPL are currently unable to predict the final outcome, however expect that required capital investments and/or modifications resulting from this regulation could be significant.

Wisconsin State Thermal Rule - WPL is currently evaluating proposed revisions to the Wisconsin Administrative Code concerning the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters. Hearings on proposed revisions to thermal water quality rules were held during January 2008 and a final rule is not expected to be completed until late 2008. At this time, WPL is unable to predict the final outcome of the proposed rules, but believes that required capital investments and/or modifications resulting from this regulation could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In 2004, FERC issued an order requiring WPL to take the following actions regarding one of WPL’s hydroelectric generating facilities: 1) develop a detailed engineering and biological evaluation of potential fish passages for the facility; 2) install an agency-approved fish-protective device at the facility within one year and 3) install an agency-approved fish passage at the facility within three years. In 2005, WPL filed an extension request with FERC for the detailed engineering and biological evaluation of potential fish passages and installation of an agency-approved fish-protective device. In 2006, FERC approved extending the evaluation and installation for the downstream fish passage to April 2008 and upstream fish passage to April 2009. In January 2007, the U.S. Fish and Wildlife Service and Wisconsin DNR requested additional changes and further analysis on the fish passage design, delaying the construction plan. Once WPL receives these agencies’ approvals, WPL will file a new construction plan with FERC. The fish protection equipment construction and installation plans were approved by the U.S. Fish and Wildlife Service and Wisconsin DNR in December 2007. FERC approval is pending. WPL believes that required capital investments and/or modifications resulting from this issue could be significant.

Land and Solid Waste -

Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 MGP sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements” for estimates of the range of remaining costs to be incurred for the investigation, remediation and monitoring of IPL’s and WPL’s MGP sites.

Missouri Electric Works Legal Action - In 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in 2000, filed by the MEW Site Trust Fund, the potentially responsible party group involved. In May 2007, in deciding IPL’s motion for summary judgment, the court agreed with IPL’s long-standing position that IPL is not a liable party at the MEW Superfund Site. It is possible that the EPA will appeal this ruling to the Court of Appeals after the court’s ruling on all case matters becomes final.

Ash Landfill Sites - In 2004, IPL received notification from the Iowa DNR regarding groundwater monitoring of four of its closed ash landfills and the need to evaluate potential offsite groundwater impacts at two of its closed landfills. The Iowa DNR approved IPL’s plans to evaluate potential offsite groundwater impacts at these two landfills, which were implemented beginning April 2005. Work was completed at one of the landfills in June 2005 and work is currently pending at the other landfill due to delays with obtaining access agreements from neighboring property owners. The Iowa DNR is aware of the access agreement delays and may intercede with the property owners if necessary. IPL provides periodic updates on the status of implementing the monitoring plan to the Iowa DNR. Monitoring results will be used to determine if further measures are required and IPL is currently unable to predict the outcome.

Land and Solid Waste Regulatory Issues - Alliant Energy is also monitoring various other land and solid waste regulatory changes. This includes a potential EPA regulation for management of coal combustion product in landfills and surface impoundments that could require installation of monitoring wells at some facilities and an ongoing expanded groundwater monitoring program. Compliance with the polychlorinated biphenyls (PCB) Fix-it Rule/Persistent Organic Pollutants Treaty could possibly require replacement of all electrical equipment containing PCB insulating fluid which is a substance known to be harmful to human health. The Wisconsin Department of Commerce has drafted a new rule related to flammable, combustible and hazardous liquids stored in above ground storage tanks. This draft rule has not yet been finalized. The primary financial impact of this new rule would be from a secondary containment requirement for all new hazardous materials tanks and for new hazardous material unloading areas. Alliant Energy is unable to predict the outcome of these possible regulatory changes at this time, but currently believes that the required capital investment and/or modifications resulting from these potential regulations could be significant.

Refer to Note 12(e) of Alliant Energy’s “Notes to Consolidated Financial Statements,” “Business” and “Construction and Acquisition Expenditures” for further discussion of environmental matters.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. Refer to Notes 1(l) and 11 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of Alliant Energy’s derivative instruments.

Commodity Price Risk - Alliant Energy is exposed to the impact of market fluctuations in the commodity price and transportation costs of electric, coal and natural gas products it procures and markets. Alliant Energy employs established policies and procedures to mitigate its risks associated with these market fluctuations including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Alliant Energy’s exposure to commodity price risks in its utility business is also significantly mitigated by the current rate making structures in place for recovery of its electric fuel and purchased energy costs (fuel-related costs) as well as its cost of natural gas purchased for resale.

IPL’s retail and wholesale electric tariffs and retail gas tariffs and WPL’s wholesale electric tariffs and retail gas tariffs provide for subsequent adjustments to its rates for changes in commodity costs thereby significantly mitigating any price risk for prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives discussed above, significantly reduce commodity risk associated with IPL’s retail and wholesale electric and retail gas margins and WPL’s wholesale electric and retail gas margins.

However, WPL’s retail electric margins are more exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanisms in place in Wisconsin for fuel-related costs. WPL’s retail electric rates are based on forecasts of forward-looking test year periods and include estimates of future fuel-related costs per MWh anticipated during the test periods. During each electric retail rate proceeding for WPL, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs per MWh used to determine rates. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL can request and the PSCW can authorize an adjustment to future retail electric rates. As part of this process, the PSCW may authorize an interim fuel-related rate increase or decrease until final rates are determined. However, if an interim rate increase is granted and the final rate increase is less than the interim rate increase, WPL would refund the excess collection to customers, including interest, at the current authorized return on equity rate. As part of WPL’s January 2007 retail rate case decision, the PSCW approved annual forecasted fuel-related costs per MWh of $29.65 based on $445 million of variable fuel costs for WPL’s test period and set annual fuel monitoring ranges of plus or minus 2%. Based on the current retail recovery mechanism, Alliant Energy and WPL have exposure to WPL’s retail electric margins from increases in fuel-related costs above the forecasted fuel-related costs per MWh used to determine electric rates to the extent such increases are not recovered through prospective fuel only retail rate changes. Alliant Energy and WPL have additional commodity price risk resulting from the lag inherent in obtaining any approved retail rate relief for potential increases in fuel-related costs above the fuel monitoring ranges and the prospective nature of any retail rate relief which precludes WPL from recovering under-recovered costs from ratepayers in the future.

Refer to “Rates and Regulatory Matters - Utility Fuel Cost Recovery” for additional details of the retail rate recovery mechanism in Wisconsin for electric fuel-related costs. Alliant Energy and WPL are unable to determine the anticipated impact of changes in commodity prices on their future electric margins given the uncertainty of how future fuel-related costs will correlate with the retail electric rates in place and the outcome of the proposed changes to the current retail electric fuel-related cost recovery rules in Wisconsin.

Interest Rate Risk - Alliant Energy is exposed to risk resulting from changes in interest rates as a result of its issuance of variable-rate debt, IPL’s accounts receivable sale program and variable-rate leasing agreements. Alliant Energy manages this interest rate risk by limiting its variable interest rate exposure. Assuming no change in Alliant Energy’s, IPL’s and WPL’s consolidated financial structure, if variable interest rates were to average 100 basis points higher (lower) in 2008 than in 2007, expense would increase (decrease) by approximately $3.0 million, $1.8 million and $1.2 million, respectively. These amounts were determined by considering the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s, IPL’s and WPL’s consolidated variable-rate debt held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at Dec. 31, 2007.

Equity Price Risk - Alliant Energy is exposed to equity price risk as a result of its investments in debt and equity securities, including securities held by its pension and other postretirement benefit plans. Refer to “Critical Accounting Policies - Accounting for Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s pension and other postretirement benefits costs of changes in the rate of returns earned by its plan assets, which include equity securities.

New Accounting Pronouncements - Refer to Note 1(u) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - Based on historical experience and various other factors, Alliant Energy believes the following accounting policies are critical to its business and the understanding of its results of operations as they require critical estimates be made based on the assumptions and judgment of management. The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingencies. The results of these estimates and judgments form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments. Alliant Energy’s management has discussed these critical accounting policies with the Audit Committee of its Board of Directors. Refer to Note 1 of Alliant Energy’s “Notes to Consolidated Financial Statements” for a discussion of Alliant Energy’s accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Assets and Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they qualify for the application of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or liabilities arise as a result of a difference between accounting principles generally accepted in the U.S. and the accounting principles imposed by the regulatory agencies. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred.

IPL and WPL recognize regulatory assets and liabilities in accordance with the rulings of their federal and state regulators and future regulatory rulings may impact the carrying value and accounting treatment of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities. Alliant Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes and recent rate orders issued by the applicable regulatory agencies. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations. Refer to Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and liabilities.

Asset Valuations of Long-Lived Assets to be Held and Used - Alliant Energy’s Consolidated Balance Sheets include significant long-lived assets, which are not subject to recovery under SFAS 71 and are reflected in “Non-regulated and other property, plant and equipment.” As a result, Alliant Energy must generate future cash flows from such assets in a non-regulated environment to ensure the carrying value is not impaired. Alliant Energy assesses the carrying amount and potential impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Alliant Energy considers in determining if an impairment review is necessary include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in Alliant Energy’s use of the acquired assets or business strategy related to such assets, and significant negative industry or economic trends. When Alliant Energy determines an impairment review is necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset is the larger of the two balances, an impairment loss is recognized equal to the amount the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy must make assumptions regarding these estimated future cash flows and other factors to determine the fair value of the respective assets.

Resources owns the 300 MW, simple-cycle, natural gas-fired NEF in Neenah, Wisconsin. The entire power output of NEF is currently sold under contract to Milwaukee, Wisconsin-based We Energies through May 2008. In April 2007, WPL filed for approval from the PSCW to purchase NEF. WPL plans to file for approval from FERC for the purchase of NEF in the first half of 2008 after receipt of PSCW approval. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 2009. Resources entered into a contract to sell NEF’s capacity for the interim time period from June 1, 2008 to May 31, 2009. Alliant Energy has assessed the recoverability of the carrying cost of the long-lived assets of NEF by estimating the future anticipated undiscounted cash flows and the probability of each strategic alternative. The future anticipated cash flows and probabilities of each strategic alternative are significant estimates. A change in these estimates could result in a material asset valuation charge in the future. At Dec. 31, 2007, the carrying value of the long-lived assets associated with NEF was $95 million. Refer to “Strategic Overview - Utility Generation Plan” for further details on NEF.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s, IPL’s and WPL’s utility operations. Energy sales to individual customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various estimates, thus significant changes in the estimates could have a material impact on Alliant Energy’s results of operations. At Dec. 31, 2007 and 2006, unbilled revenues associated with Alliant Energy’s utility operations were $152 million ($66 million at IPL and $86 million at WPL) and $121 million ($47 million at IPL and $74 million at WPL), respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of annual adjustments to unbilled electric revenue estimates in the second quarters of 2007, 2006 and 2005.

Accounting for Pensions and Other Postretirement Benefits - Alliant Energy sponsors various pension and other postretirement benefits plans that provide benefits to a significant portion of the employees of IPL, WPL and Corporate Services. Alliant Energy accounts for these pensions and other postretirement benefits under SFAS 87, “Employers’ Accounting for Pensions,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under these rules, certain assumptions are made which represent significant estimates. There are many factors involved in determining an entity’s pension and other postretirement liabilities and costs each period including assumptions regarding employee demographics (including age, life expectancies, and compensation levels), discount rates, assumed rate of returns and funding. Changes made to the plan provisions may also impact current and future pension and other postretirement benefits costs. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed annually. As of Sep. 30, 2007 (Alliant Energy’s most recent measurement date), future assumptions included a 6.2% discount rate to calculate benefit obligations and a 8.5% annual expected rate of return on investments. In selecting an assumed discount rate, Alliant Energy reviews various corporate Aa bond indices. The 8.5% annual expected rate of return is consistent with the historical returns of Alliant Energy’s plan assets and is based on projected long-term equity and bond returns, maturities and asset allocations. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Impact on		Impact on Other	Impact on 2008
	Pension Benefit	Impact on	Postretirement	Other Post-
	Obligation at	2008 Pension	Benefits Obligation	retirement
Change in Actuarial Assumption	Dec. 31, 2007	Costs	at Dec. 31, 2007	Benefits Costs
1% change in discount rate	$110	$9	$27	$3
1% change in expected rate of return	--	9	--	1
1% change in medical trend rates	--	--	14	2

Refer to Note 6(a) of the “Notes to Consolidated Financial Statements” for additional discussion of the accounting for pensions and other postretirement benefits.

Income Taxes - Alliant Energy accounts for income taxes under FIN 48, “Accounting for Uncertainty in Income Taxes,” and SFAS 109, “Accounting for Income Taxes.” Under these rules, certain assumptions are made which represent significant estimates used to determine an entity’s income tax assets, liabilities, benefits and expenses each period. These assumptions include projections of Alliant Energy’s future taxable income used to determine its ability to utilize loss carryovers prior to their expiration and impacts from the completion of audits of the tax treatment of certain transactions. Alliant Energy’s assumptions are supported by historical data and reasonable projections and are reviewed quarterly by management. Significant changes in these assumptions could have a material impact on Alliant Energy’s financial condition and results of operations.

Capital Loss Utilization - As of Dec. 31, 2007, Alliant Energy estimated that it will be able to generate sufficient capital gains in the future to offset all of its current federal and Iowa capital loss carryforwards prior to their expiration. If Alliant Energy is unable to generate sufficient Iowa capital gains prior to the expiration of its current capital loss carryforwards, there could be a material impact to its financial condition and results of operations. In addition, a change in management’s estimates and assumptions related to the amounts and timing of capital gains and losses could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurs.

Refer to Note 5 of the “Notes to Consolidated Financial Statements” for additional details regarding unrecognized tax benefits for Alliant Energy, IPL and WPL and Note 12(g) of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

Other Future Considerations - In addition to items discussed earlier in MDA, in the “Notes to Consolidated Financial Statements” in Item 8 and in “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s future financial condition or results of operations:

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for net proceeds of $772 million, subject to post-closing adjustments. Subsequent to the closing of the sale, IPL began incurring charges from ITC for transmission services required to serve its electric customers. These charges for transmission services from ITC are recorded in “Operation and maintenance expenses” on Alliant Energy’s and IPL’s Consolidated Statements of Income and are currently expected to be between $80 million to $90 million in 2008. The negative impact on Alliant Energy’s and IPL’s earnings from these charges for transmission services in 2008 will be partially offset by the elimination of depreciation, other operation and maintenance and property tax expenses related to the electric transmission assets that were sold and the positive impacts on interest income and interest expense from the use of the proceeds from the sale to fund investments in short-term securities and reduce short-term debt. Alliant Energy currently estimates the net impact of these items will reduce its earnings in 2008 as compared to 2007 by approximately $0.09 per share ($0.17 per share decrease in earnings at IPL partially offset by a $0.08 per share increase in earnings at Alliant Energy parent company). Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of the sale.

Incentive Compensation Plans - Alliant Energy’s total compensation program includes an incentive compensation program (ICP) which provides substantially all of its non-bargaining employees and certain bargaining unit employees an opportunity to receive annual short-term incentive cash payments based on the achievement of specific annual corporate goals including, among others, earnings per share from continuing operations and cash flows from operations. Funding of the ICP is designed so that Alliant Energy retains all earnings up to a pre-established earnings target. After achieving such target, there is a sharing mechanism of earnings between Alliant Energy and employees up to an established maximum funding amount for the ICP. In addition, the total compensation program for certain key employees includes long-term incentive awards issued under an Equity Incentive Plan (EIP). Refer to Note 6(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for additional discussion of outstanding awards issued under Alliant Energy’s EIP. Alliant Energy is currently unable to determine what impacts these incentive compensation plans will have on its future financial condition or results of operations.

Ethanol and Biodiesel Production - Ethanol and biodiesel production in the U.S. experienced significant growth since 2002 largely due to a mandate for ethanol usage in the Energy Policy Act of 2005 and the promotion of E85, a blend of 85% ethanol and 15% gasoline, used to fuel vehicles. Ethanol production facilities in the U.S. are concentrated in the corn-growing regions in the Midwest given corn is the primary raw material used to produce ethanol. Electricity demand from new ethanol and biodiesel production facilities located in Alliant Energy’s utility service territory has resulted in an increase in Alliant Energy’s electric sales volumes. Currently there are eight ethanol and two biodiesel plants that are under construction within Alliant Energy’s service territory. Once completed, these plants may add another 85 MW of electricity demand to Alliant Energy’s existing demand from ethanol and biodiesel plants of approximately 95 MW. A number of previously announced plants in Alliant Energy’s service territory have not begun construction, which is reflective of a nationwide slowdown in the construction of ethanol production facilities. This slowdown has been caused by a number of factors including changes in the price of ethanol, an increase in the cost of corn, tighter access to financing and escalation of construction costs to build the production facilities. Alliant Energy is currently unable to estimate the impacts new ethanol and biodiesel production facilities in its service territory will have on its future financial condition or results of operations.

IPL’s Electric Sales Projections - Archer Daniel Midland, owner of wet corn milling plants in Iowa and an industrial customer of IPL, is currently constructing two 75 MW cogeneration facilities in Clinton, Iowa to meet its own electric demand. These cogeneration facilities are currently expected to result in a reduction in IPL’s electric demand and have a negative impact on Alliant Energy’s and IPL’s electric margins beginning as early as the fourth quarter of 2008.

WPL Depreciation Study - In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. The updated depreciation rates are lower than WPL’s current depreciation rates. WPL currently expects its 2008 annual depreciation expense will decrease approximately $9 million compared to its 2007 annual depreciation expense amounts as a result of the implementation of the updated depreciation rates. The impacts of this depreciation study will be considered in WPL’s future rate proceedings. Due to uncertainties such as when, and to what extent, the new depreciation estimates from the study will be reflected in its future rates, WPL is unable to determine the future impacts on its financial condition or results of operations.

Enterprise Resource Planning (ERP) Software - Alliant Energy uses an ERP software system to record, process and report human resources, finance and supply chain transactions. The initial implementation costs for the ERP software were fully amortized as of Aug. 31, 2007. As a result, Alliant Energy currently expects its 2008 annual amortization expense amount will be approximately $8 million lower than its 2007 annual amortization expense amount.

MISO Wholesale Energy Market - MISO is currently developing an ancillary services market, which includes systems and business processes, to complement the existing wholesale energy market that MISO implemented in April 2005. The ancillary services market is currently projected to begin operation in June 2008. In September 2007, MISO filed an amended tariff with FERC and plans to secure approval of the tariff in time to meet the 2008 planned implementation. Alliant Energy continues to prepare for the start of the ancillary services market. Alliant Energy is monitoring the development of the market to ensure that the rules associated with the market are reasonable and that costs and revenues associated with the market receive appropriate regulatory cost recovery treatment. Alliant Energy is currently unable to determine what impacts this new market will have on its future financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported under “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Note 16 of Alliant Energy’s, IPL’s and WPL’s “Notes to Consolidated Financial Statements” for the quarterly financial data required by Item 8.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries (Alliant Energy) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Alliant Energy’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management believes that, as of December 31, 2007, its internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ William D. Harvey

William D. Harvey

Chairman, President and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Senior Executive Vice President and Chief Financial Officer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation, Madison, Wisconsin:

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Alliant Energy Corporation, Madison, Wisconsin:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(u) to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and other postretirement benefits plans on December 31, 2006, and for uncertainty in income taxes on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 28, 2008

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
2007	2006	2005

(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,410.8	$2,443.0	$2,320.6
Gas	630.2	633.3	685.1
Other	71.7	79.8	85.6
Non-regulated	324.9	203.3	188.3

3,437.6	3,359.4	3,279.6

Operating expenses:
Utility:
Electric production fuel and purchased power	1,202.7	1,257.4	1,009.3
Cost of gas sold	441.1	431.7	504.6
Other operation and maintenance	607.2	622.3	698.5
Non-regulated operation and maintenance	270.9	184.9	170.0
Depreciation and amortization	262.7	261.4	320.3
Taxes other than income taxes	108.7	108.2	101.0

2,893.3	2,865.9	2,803.7

Gain on sale of IPL's electric transmission assets	218.8	-	-

Operating income	763.1	493.5	475.9

Interest expense and other:
Interest expense	116.7	145.7	175.8
Loss on early extinguishment of debt	-	90.8	54.4
Equity income from unconsolidated investments	(29.3)	(45.5)	(59.6)
Gain on sale of Alliant Energy New Zealand Ltd. stock	-	(253.9)	-
Asset valuation charges - Brazil investments	-	-	334.3
Allowance for funds used during construction	(7.8)	(8.1)	(10.0)
Preferred dividend requirements of subsidiaries	18.7	18.7	18.7
Interest income and other	(15.7)	4.5	(41.2)

82.6	(47.8)	472.4

Income from continuing operations before income taxes	680.5	541.3	3.5

Income tax expense (benefit)	255.8	203.0	(52.9)

Income from continuing operations	424.7	338.3	56.4

Income (loss) from discontinued operations, net of tax	0.6	(22.6)	(64.1)

Net income (loss)	$425.3	$315.7	($7.7)

Weighted average number of common shares outstanding (basic) (000s)	112,2	84	116,8	26	116,4	76

Earnings per weighted average common share (basic):
Income from continuing operations	$3.78	$2.90	$0.48
Income (loss) from discontinued operations	0.01	(0.20)	(0.55)

Net income (loss)	$3.79	$2.70	($0.07)

Weighted average number of common shares outstanding (diluted) (000s)	112,	521	117,	190	116,7	93

Earnings per weighted average common share (diluted):
Income from continuing operations	$3.77	$2.89	$0.48
Income (loss) from discontinued operations	0.01	(0.20)	(0.55)

Net income (loss)	$3.78	$2.69	($0.07)

Dividends declared per common share	$1.27	$1.15	$1.05

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,633.7	$5,407.0
Gas plant in service	726.3	696.7
Other plant in service	466.8	459.1
Accumulated depreciation	(2,692.5)	(2,580.0)

Net plant	4,134.3	3,982.8
Construction work in progress	195.4	138.3
Other, less accumulated depreciation (accum. depr.) of $4.7 and $4.4	4.6	4.3

Total utility	4,334.3	4,125.4

Non-regulated and other:
Non-regulated Generation, less accum. depr. of $43.3 and $34.1	240.5	252.2
Other non-regulated investments, less accum. depr. of $41.5 and $39.8	66.1	69.2
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $104.6 and $85.2	39.0	42.0

Total non-regulated and other	345.6	363.4

	4,679.9	4,488.8

Current assets:
Cash and cash equivalents	745.6	265.2
Accounts receivable:
Customer, less allowance for doubtful accounts of $3.9 and $3.5	154.7	127.4
Unbilled utility revenues	151.6	120.5
Other, less allowance for doubtful accounts of $0.4 for both periods	40.6	101.9
Production fuel, at weighted average cost	92.2	73.2
Materials and supplies, at weighted average cost	45.6	41.1
Gas stored underground, at weighted average cost	70.5	63.9
Regulatory assets	58.5	133.7
Derivative assets	34.1	7.2
Assets held for sale	-	581.9
Other	78.9	113.9

	1,472.3	1,629.9

Investments:
Investment in American Transmission Company LLC	172.2	166.2
Other	65.7	61.7

	237.9	227.9

Other assets:
Regulatory assets	491.7	508.7
Deferred charges and other	307.9	228.8

	799.6	737.5

Total assets	$7,189.7	$7,084.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,359,314 and 116,126,599 shares	$1.1	$1.2
Additional paid-in capital	1,483.4	1,743.0
Retained earnings	1,205.2	923.6
Accumulated other comprehensive income (loss)	0.2	(8.7)
Shares in deferred compensation trust - 294,196 and 276,995 shares
at a weighted average cost of $29.65 and $28.15 per share	(8.7)	(7.8)

Total common equity	2,681.2	2,651.3

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,404.5	1,323.3

	4,329.5	4,218.4

Current liabilities:
Current maturities	140.1	194.6
Commercial paper	81.8	178.8
Other short-term borrowings	29.5	-
Accounts payable	346.7	294.1
Regulatory liabilities	86.5	67.8
Accrued taxes	74.7	94.2
Derivative liabilities	24.3	88.0
Liabilities held for sale	-	59.2
Other	153.4	170.7

	937.0	1,147.4

Other long-term liabilities and deferred credits:
Deferred income taxes	822.9	758.3
Regulatory liabilities	656.4	563.9
Pension and other benefit obligations	206.4	198.6
Other	233.6	192.6

	1,919.3	1,713.4

Minority interest	3.9	4.9

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$7,189.7	$7,084.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

	(in millions)
Cash flows from operating activities:
Net income (loss)	$425.3	$315.7	($7.7)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	262.7	261.4	328.6
Other amortizations	47.3	45.2	61.1
Deferred tax expense (benefit) and investment tax credits	99.7	201.9	(113.0)
Equity income from unconsolidated investments, net	(29.3)	(45.5)	(60.2)
Distributions from equity method investments	21.8	28.9	35.9
Loss on early extinguishment of debt	-	90.8	54.4
Gains on dispositions of assets, net	(236.9)	(245.1)	6.3
Non-cash valuation charges	2.4	37.8	419.2
Currency transaction losses and other	1.7	14.1	(1.6)
Other changes in assets and liabilities:
Accounts receivable	30.0	20.5	(111.4)
Sale of utility accounts receivable	(25.0)	25.0	25.0
Income tax refunds receivable	3.2	(17.0)	15.1
Production fuel	(19.0)	(14.7)	(9.1)
Gas stored underground	(6.6)	28.2	(27.2)
Prepaid pension costs	(43.0)	(23.8)	7.5
Current deferred tax assets	33.1	(20.9)	(0.7)
Regulatory assets	129.3	(77.7)	15.9
Derivative assets	(27.9)	21.4	(25.0)
Accounts payable	31.5	(68.9)	122.4
Accrued interest	(0.2)	(17.4)	1.9
Accrued taxes	10.0	(92.6)	13.0
Regulatory liabilities	8.7	(72.8)	(45.5)
Derivative liabilities	(66.5)	65.1	16.3
Deferred income taxes	(41.6)	48.3	(158.3)
Pension and other benefit obligations	(0.9)	(84.9)	24.7
Other	(21.0)	(19.7)	(22.2)

Net cash flows from operating activities	588.8	403.3	565.4

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	(516.0)	(367.7)	(457.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(26.0)	(31.3)	(80.9)
Proceeds from asset sales	900.8	797.0	135.4
Purchases of emission allowances	(23.9)	(9.7)	(70.7)
Sales of emission allowances	-	35.1	74.0
Purchases of securities within nuclear decommissioning trusts	-	(3.5)	(83.6)
Sales of securities within nuclear decommissioning trusts	-	51.7	151.2
Changes in restricted cash within nuclear decommissioning trusts	-	(19.0)	(21.1)
Other	(5.9)	13.2	36.9

Net cash flows from (used for) investing activities	329.0	465.8	(316.0)

Cash flows used for financing activities:
Common stock dividends	(143.2)	(134.4)	(121.9)
Repurchase of common stock	(296.8)	(105.1)	-
Proceeds from issuance of common stock	34.1	49.6	29.3
Proceeds from issuance of long-term debt	300.0	39.1	255.8
Reductions in long-term debt	(273.2)	(538.6)	(577.0)
Net change in short-term borrowings	(67.5)	(17.0)	179.9
Debt repayment premiums	-	(83.0)	(50.4)
Other	8.4	(29.7)	(13.7)

Net cash flows used for financing activities	(438.2)	(819.1)	(298.0)

Net increase (decrease) in cash and cash equivalents	479.6	50.0	(48.6)
Total cash and cash equivalents at beginning of period	266.0	216.0	264.6

Total cash and cash equivalents at end of period	745.6	266.0	216.0
Less: cash and cash equivalents classified as held for sale at end of period	-	0.8	10.7

Cash and cash equivalents at end of period	$745.6	$265.2	$205.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
	December 31,
	2007	2006

	(in millions)

Common equity (Refer to Consolidated Balance Sheets)	$2,681.2	$2,651.3

Cumulative preferred stock of subsidiaries, net (Note 7(b))	243.8	243.8

Long-term debt, net:
Utility:
Senior Debentures:
6.625%, due 2009	135.0	135.0
6.75%, due 2011	200.0	200.0
5.875%, due 2018	100.0	100.0
5.5%, due 2025	50.0	50.0
6.45%, due 2033	100.0	100.0
6.3%, due 2034	125.0	125.0

	710.0	710.0
Debentures:
5.7%, due 2008	60.0	60.0
7.625%, due 2010	100.0	100.0
6.25%, due 2034	100.0	100.0
6.375%, due 2037	300.0	-
7%, matured in 2007	-	105.0

	560.0	365.0
Pollution Control Revenue Bonds:
3.6% to 6.25% fixed/variable rates at Dec. 31, 2007, due 2008 to 2023	94.0	94.0

Collateral Trust Bonds:
6.875%, matured in 2007	-	55.0
6%, due 2008, defeased in 2007	-	50.0

	-	105.0
First Mortgage Bonds:
8%, matured in 2007	-	24.8

Total utility, gross	1,364.0	1,298.8
Less:
Current maturities	(62.3)	(184.8)
Unamortized debt discount, net	(3.3)	(1.9)

Total utility, net	1,298.4	1,112.1

Non-regulated and other:
Alliant Energy Corporate Services, Inc. senior notes, 4.55%, due 2008	75.0	75.0
Sheboygan Power, LLC non-recourse senior notes, 5.06%, due 2008 to 2024	67.8	68.7
Alliant Energy Resources, Inc. exchangeable senior notes, 2.5%, due 2030	402.5	402.5
Alliant Energy Neenah, LLC credit facility, 7.125%, due 2007 to 2010,
retired in 2007	-	36.3
Other, 1% to 10%, due 2008 to 2024	2.5	2.7

Total non-regulated and other, gross	547.8	585.2

Less:
Current maturities	(77.8)	(9.8)
Unamortized debt discount, net	(363.9)	(364.2)

Total non-regulated and other, net	106.1	211.2

Total long-term debt, net	1,404.5	1,323.3

Total capitalization	$4,329.5	$4,218.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
				Accumulated	Shares in
		Additional		Other	Deferred	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity

	(in millions)
2005:
Beginning balance (a)	$1.2	$1,762.1	$871.9	($67.1)	($6.7)	$2,561.4
Net loss			(7.7)			(7.7)
Unrealized holding gains on securities, net of tax of $1.9				0.4		0.4
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.2)				(0.4)		(0.4)

Net unrealized gains on securities				0.8		0.8

Foreign currency translation adjustments, net of tax of $33.6				11.7		11.7
Less: reclassification adjustment for gains
included in net loss, net of tax of $1.4				2.0		2.0

Net foreign currency translation adjustments				9.7		9.7

Minimum pension liability adjustments, net of tax of ($16.6)				(29.5)		(29.5)

Unrealized holding gains on qualifying derivatives, net of tax of $0.5				1.0		1.0
Less: reclassification adjustment for losses
included in net loss, net of tax of ($0.4)				(0.5)		(0.5)

Net unrealized gains on qualifying derivatives				1.5		1.5

Total comprehensive loss						(25.2)
Common stock dividends			(121.9)			(121.9)
Common stock issued and other		26.6			(0.4)	26.2

Ending balance	1.2	1,788.7	742.3	(84.6)	(7.1)	2,440.5
2006:
Net income			315.7			315.7
Unrealized holding gains on securities, net of tax of $0.8				0.6		0.6
Less: reclassification adjustment for gains
included in net income, net of tax of $9.1				12.8		12.8

Net unrealized losses on securities				(12.2)		(12.2)

Foreign currency translation adjustments, net of tax of $1.7				3.4		3.4
Less: reclassification adjustment for losses
included in net income, net of tax of ($30.8)				(43.2)		(43.2)

Net foreign currency translation adjustments				46.6		46.6

Minimum pension liability adjustment, net of tax of $30.0				48.0		48.0
Unrealized holding losses on qualifying derivatives, net of tax of ($0.1)				(0.1)		(0.1)
Less: reclassification adjustment for losses
included in net income, net of tax of ($0.2)				(0.2)		(0.2)

Net unrealized gains on qualifying derivatives				0.1		0.1

Total comprehensive income						398.2
Common stock dividends			(134.4)			(134.4)
Common stock repurchased		(105.1)				(105.1)
SFAS 158 transition adjustment, net of tax of ($5.3) (Note 1(u))				(6.6)		(6.6)
Common stock issued and other		59.4			(0.7)	58.7

Ending balance	1.2	1,743.0	923.6	(8.7)	(7.8)	2,651.3

2007:
Net income			425.3			425.3
Unrealized gains on securities, net of tax of $0.2				0.3		0.3

Pension and other postretirement benefits amortizations
and reclassification to regulatory assets, net of tax of $6.8				9.1		9.1

Unrealized holding gains (losses) on qualifying
derivatives, net of tax				-		-
Less: reclassification adjustment for gains
included in net income, net of tax of $0.3				0.5		0.5

Net unrealized losses on qualifying derivatives				(0.5)		(0.5)

Total comprehensive income						434.2
Common stock dividends			(143.2)			(143.2)
Common stock repurchased	(0.1)	(296.7)				(296.8)
Adoption of FIN 48 (Note 5)			(0.5)			(0.5)
Common stock issued and other		37.1			(0.9)	36.2

Ending balance	$1.1	$1,483.4	$1,205.2	$0.2	($8.7)	$2,681.2

(a)	Accumulated other comprehensive loss at Jan. 1, 2005 consisted of $12.0 of net unrealized gains on securities, ($56.3) of foreign currency translation adjustments, ($21.7) of minimum pension liability adjustments and ($1.1) of net unrealized losses on qualifying derivatives.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General -

Description of Business - The consolidated financial statements include the accounts of Alliant Energy Corporation (Alliant Energy) and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary subsidiaries are Interstate Power and Light Company (IPL), Wisconsin Power and Light Company (WPL), Alliant Energy Resources, Inc. (Resources) and Alliant Energy Corporate Services, Inc. (Corporate Services). IPL and WPL are utility subsidiaries that are engaged principally in the generation and distribution of electric energy; and the distribution and transportation of natural gas in Iowa, Wisconsin and Minnesota. Refer to Notes 17 and 21 for discussion of Alliant Energy’s utility operations in Illinois, which were sold in February 2007, and IPL’s electric transmission assets, which were sold in December 2007, respectively. Resources (through its various direct and indirect subsidiaries) is comprised of Non-regulated Generation and other non-regulated investments. Non-regulated Generation manages Alliant Energy’s non-regulated electric generating facilities and currently owns: the 300 megawatt (MW) simple-cycle, natural gas-fired Neenah Energy Facility (NEF) in Neenah, Wisconsin; the 300 MW simple-cycle, natural gas-fired Sheboygan Falls Energy Facility (SFEF) near Sheboygan Falls, Wisconsin that WPL leases; and several standby generators in Iowa. Other non-regulated investments include investments in environmental consulting, engineering and renewable energy services, transportation and several other modest investments. Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries. Refer to Note 17 for information on businesses reported as discontinued operations and assets and liabilities held for sale in Alliant Energy’s Consolidated Financial Statements.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis. Unconsolidated investments, which Alliant Energy does not control, but does have the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% voting interest), are accounted for under the equity method of accounting. These equity method investments are stated at acquisition cost, increased or decreased for Alliant Energy’s equity in net income or loss, which is included in “Equity income from unconsolidated investments” in the Consolidated Statements of Income, and decreased for any dividends received. These equity method investments are also increased or decreased for Alliant Energy’s proportionate share of the investee’s other comprehensive income (loss), which is included in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method.

All significant intercompany balances and transactions, other than certain energy-related transactions affecting IPL and WPL, have been eliminated from the consolidated financial statements. Such energy-related transactions not eliminated include costs that are recoverable from customers through the rate making process. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S.) (GAAP), which give recognition to the rate making and accounting practices of the Federal Energy Regulatory Commission (FERC) and state commissions having regulatory jurisdiction. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

Use of Estimates - The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulatory Assets and Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation,” which provides that rate-regulated public utilities record certain costs and credits allowed in the rate making process in different periods than for non-regulated entities. These are deferred as regulatory assets or accrued as regulatory liabilities and are recognized in the Consolidated Statements of Income at the time they are reflected in rates.

Regulatory Assets - At Dec. 31, regulatory assets were comprised of the following items (Midwest Independent System Operator (MISO); Kewaunee Nuclear Power Plant (Kewaunee); in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Pension and other postretirement
benefits (Note 6(a))	$188.5	$234.6	$96.7	$127.5	$91.8	$107.1
Tax-related (Note 1(c))	89.8	106.6	78.9	95.6	10.9	11.0
Costs for proposed base-load, wind and
clean air compliance projects	70.1	9.4	46.7	1.8	23.4	7.6
Environmental-related (Note 12(e))	44.0	45.9	35.6	37.8	8.4	8.1
Asset retirement obligations (Note 18)	40.9	36.4	28.3	24.4	12.6	12.0
Derivatives (Note 11(a))	25.8	89.8	18.1	43.3	7.7	46.5
Debt redemption costs (Note 1(t))	22.3	23.1	13.7	14.0	8.6	9.1
MISO-related	11.1	7.7	--	--	11.1	7.7
Kewaunee outage in 2005	10.6	20.1	--	--	10.6	20.1
Kewaunee sale	9.5	10.9	--	--	9.5	10.9
Other	37.6	57.9	8.0	19.8	29.6	38.1
	$550.2	$642.4	$326.0	$364.2	$224.2	$278.2

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates, however the carrying costs of these assets are borne by Alliant Energy’s shareowners. Refer to “Costs for Proposed Base-load, Wind and Clean Air Compliance Projects” below for discussion of regulatory assets associated with proposed base-load, wind and clean air compliance projects that are not earning a return. At Dec. 31, the other regulatory assets representing past expenditures that were not earning returns were as follows (dollars in millions):

	IPL		WPL
	2007	2006	2007	2006
Other regulatory assets not earning returns	$14	$15	$1	$8
Weighted average remaining life (in years)	18	16	2	5

Pension and Other Postretirement Benefits - The Iowa Utilities Board (IUB) and Public Service Commission of Wisconsin (PSCW) have authorized IPL and WPL, respectively, to record the retail portion of their previously unrecognized gains and losses, prior service costs and credits and transition assets and obligations as “Regulatory assets” in lieu of “Accumulated other comprehensive loss” on their respective Consolidated Balance Sheets. Beginning in 2007, IPL and WPL also recognized the wholesale portion of their previously unrecognized gains and losses, prior service costs and credits and transition assets as “Regulatory assets” on their respective Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure implemented in 2007. These regulatory assets will be increased or decreased as the gains or losses, prior service costs or credits, and transition assets or obligations are subsequently amortized and recognized as a component of net periodic benefit costs. Refer to Note 6(a) for additional information regarding pension and other postretirement benefits.

Costs for Proposed Base-load, Wind and Clean Air Compliance Projects - IPL and WPL have incurred expenditures required for the planning and siting (commonly referred to as pre-certification or pre-construction costs) of certain proposed base-load, wind and clean air compliance projects. Pre-certification costs generally are characterized as incremental costs related to planning and investigation studies incurred to determine the feasibility of utility projects under contemplation for construction and regulatory approval.  Pre-construction costs generally are characterized as capital expenditures made prior to beginning construction of capital projects requiring regulatory approval.  IPL and WPL recognize these pre-certification and pre-construction costs as “Regulatory assets” on their respective Consolidated Balance Sheets prior to regulatory approval of the project or prior to management’s decision to proceed with the project if no regulatory approvals are required.  Upon regulatory approval or when management decides to proceed with a project that does not require regulatory approval, IPL’s cumulative pre-certification and pre-construction costs and WPL’s cumulative pre-construction costs for each project are transferred from “Regulatory Assets” to “Construction work in progress (CWIP)” on their respective Consolidated Balance Sheets.  WPL’s cumulative pre-certification costs for each project remain in “Regulatory Assets” on its Consolidated Balance Sheet until recovered from customers through changes in future base rates. At Dec. 31, the cumulative costs for these projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
WPL’s base-load project (a)	$17.3	$6.7	$--	$--	$17.3	$6.7
IPL’s base-load project (b)	12.0	1.0	12.0	1.0	--	--
Wind projects (c)	28.6	0.9	27.2	0.2	1.4	0.7
Clean air compliance projects	12.2	0.8	7.5	0.6	4.7	0.2
	$70.1	$9.4	$46.7	$1.8	$23.4	$7.6

(a)	WPL’s proposed 300 MW coal-fired electric generating facility, which WPL expects to be in service in 2013 with a preferred location in Cassville, Wisconsin.
(b)	IPL’s proposed 630 MW coal-fired electric generating facility, which IPL expects to be in service in 2013 with a preferred location in Marshalltown, Iowa.
(c)	Primarily related to IPL’s proposed 200 MW wind farm, which IPL expects to be in service in 2010 with a preferred location in Franklin County, Iowa.

IPL does not begin to recognize allowance for funds used during construction (AFUDC) or carrying costs on pre-certification and pre-construction costs incurred until the cumulative project costs are transferred into CWIP. WPL recognizes AFUDC on pre-construction costs and recovery of short-term debt carrying costs for pre-certification costs based on regulatory orders.

Asset Retirement Obligations (AROs) - Alliant Energy believes it is probable that any differences between expenses accrued for legal AROs calculated under SFAS 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS 143,” and expenses recovered currently in rates will be recoverable in future rates, and is deferring the difference as a regulatory asset.

Kewaunee Outage in 2005 - WPL received approval from the PSCW to defer, beginning April 15, 2005, incremental fuel-related costs associated with the extension of an unplanned outage at Kewaunee, which occurred from February 2005 to early July 2005. The PSCW also approved the deferral of incremental operation and maintenance costs related to the unplanned outage. In January 2007, WPL received approval from the PSCW to recover these costs over a two-year period through 2008.

Kewaunee Sale - WPL received approval from the PSCW to defer all gains, losses, and transaction costs associated with the sale of Kewaunee. In July 2005, WPL completed the sale of its interest in Kewaunee and recognized a loss (including transaction costs but excluding the benefits of the non-qualified decommissioning trust assets discussed in “Regulatory Liabilities”) of $16 million from the sale. At both Dec. 31, 2007 and 2006, Alliant Energy and WPL recorded regulatory asset reserves of $5 million primarily related to the uncertainty regarding the level of recovery of WPL’s loss on the sale of its interest in Kewaunee. These reserves are reflected as a reduction to regulatory assets in the “Other” line in the regulatory assets table above. The reduction in the Kewaunee Sale regulatory asset during 2007 reflects the impacts of the PSCW order associated with WPL’s 2007 base rate case which allowed WPL recovery of a portion of the loss from its retail customers. WPL will seek recovery of the remaining loss from its retail customers in future rate cases.

Other - Alliant Energy periodically assesses whether its regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders issued by the applicable regulatory agencies and the status of any pending or potential deregulation legislation. Alliant Energy records reserves for those regulatory assets that are no longer probable of future recovery. While Alliant Energy feels its remaining regulatory assets are probable of future recovery, no assurance can be made that Alliant Energy will recover these regulatory assets in future rates.

Regulatory Liabilities - At Dec. 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Cost of removal obligations	$411.2	$412.3	$261.4	$262.6	$149.8	$149.7
IPL electric transmission assets sale (Note 21)	88.8	--	88.8	--	--	--
Emission allowances (Note 15)	65.2	60.3	57.1	58.7	8.1	1.6
Duane Arnold Energy Center (DAEC) sale	64.5	61.8	64.5	61.8	--	--
Derivatives (Note 11(a))	36.3	8.1	21.4	1.5	14.9	6.6
Fuel cost recovery (Note 1(j))	35.2	17.5	18.3	14.3	16.9	3.2
Tax-related	19.8	25.8	6.3	9.7	13.5	16.1
Gas performance incentive (Notes 1(j) and 2)	12.3	16.3	--	--	12.3	16.3
Kewaunee decommissioning trust assets	--	19.3	--	--	--	19.3
Other	9.6	10.3	2.0	2.4	7.6	7.9
	$742.9	$631.7	$519.8	$411.0	$223.1	$220.7

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of Removal Obligations - Alliant Energy collects in rates future removal costs for many assets that do not have an associated legal ARO. Alliant Energy records a regulatory liability for the estimated amounts it has collected in rates for these future removal costs less amounts spent on removal activities.

IPL Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets and recognized a gain based on the terms of the sale agreement. Upon closing of the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC Midwest LLC (ITC). Refer to Note 21 for further discussion of the sale.

Emission Allowances - In April 2007, WPL entered into a non-monetary exchange of sulfur dioxide (SO2) emission allowances valued at $7.2 million. In December 2006, IPL purchased and sold SO2 emission allowances and received net proceeds from these transactions of $25.4 million. In a separate transaction, IPL entered into a contract to purchase additional SO2 emission allowances in January 2007 for $23.9 million which were recorded to intangible assets. In January 2007, the IUB authorized IPL to refund the net proceeds of $1.5 million from the December 2006 and January 2007 transactions to IPL’s customers through the energy adjustment clause and by making donations to community action agencies in 2007. At Dec. 31, 2007 and 2006, IPL recorded regulatory liabilities for the amount of net proceeds from the purchases and sales of SO2 emission allowances that will be refunded as well as the portion of the gains on sales of SO2 emission allowances that will offset amortization expense of the related intangible asset in the periods when the acquired SO2 emission allowances are utilized. Refer to Note 15 for additional information on the related intangible asset.

DAEC Sale - In January 2006, IPL completed the sale of its 70% ownership interest in DAEC and recognized a gain based on the terms of the sale agreement. Pursuant to the IUB order approving the DAEC sale, the gain resulting from the sale was used to establish a regulatory liability. The regulatory liability, including accrued interest, will be used to offset allowance for funds used during construction for future investments in new generation sited in Iowa and accretes interest at the monthly average U.S. Treasury rate for three-year maturities. Refer to Notes 5 and 6(a) for additional information regarding the DAEC sale.

Kewaunee Decommissioning Trust Assets - Pursuant to approval from the PSCW, in 2007, WPL completed the return of the retail portion of the Kewaunee-related non-qualified decommissioning trust assets to customers through reduced rates that were effective beginning in July 2005.

(c) Income Taxes - Alliant Energy is subject to the provisions of SFAS 109, “Accounting for Income Taxes,” and follows the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred taxes are recorded using currently enacted tax rates. Alliant Energy is also subject to the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. Alliant Energy recognizes net interest and penalties related to unrecognized tax benefits in “Income taxes” in its Consolidated Statements of Income. Refer to Notes 1(u) and 5 for discussion of Alliant Energy’s adoption of FIN 48.

Except as noted below, income tax expense includes provisions for deferred taxes to reflect the tax effects of temporary differences between the time when certain costs are recorded in the accounts and when they are deducted for tax return purposes. As temporary differences reverse, the related deferred income taxes are reversed to income. Investment tax credits have been deferred and are subsequently credited to income over the average lives of the related property. Other tax credits reduce income tax expense in the year claimed and are generally related to research and development.

Consistent with Iowa rate making practices for IPL, deferred tax expense is not recorded for certain temporary differences (primarily related to utility property, plant and equipment) because rates are reduced for the current tax benefits. As the deferred taxes become payable (over periods exceeding 30 years for some generating plant differences) they are recovered through rates. Accordingly, IPL has recorded deferred tax liabilities and regulatory assets for certain temporary differences, as identified in Note 1(b). In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since August 1991.

(d) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation was as follows (in thousands):

Weighted average common shares outstanding:	2007	2006	2005
Basic EPS calculation	112,284	116,826	116,476
Effect of dilutive securities	237	364	317
Diluted EPS calculation	112,521	117,190	116,793

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS as the exercise prices were greater than the average market price:

	2007	2006	2005
Options to purchase shares of common stock	--	192,093	2,506,090
Weighted average exercise price of options excluded	$--	$31.55	$29.68

(e) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

(f) Restricted Cash - At Dec. 31, 2007 and 2006, Alliant Energy had short-term restricted cash of $3.1 million and $3.7 million, respectively. The short-term restricted cash was primarily related to borrowing requirements in Sheboygan Power, LLC’s debt agreement and deposits with trustees. At Dec. 31, 2006, Alliant Energy also had $12.1 million of long-term restricted cash primarily related to borrowing requirements in Alliant Energy Neenah, LLC’s (Neenah’s) debt agreement. In March 2007, the remaining borrowings under Neenah’s credit facility were retired. Refer to Note 8(b) for details of Neenah’s debt retirement.

(g) Utility Property, Plant and Equipment - General - Utility plant (other than acquisition adjustments) is recorded at the original cost of construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. At Dec. 31, 2007 and 2006, IPL had $16 million and $17 million, respectively, of acquisition adjustments, net of accumulated amortization, included in utility plant ($3.5 million and $3.8 million, respectively, of such balances are currently being recovered in IPL’s rates). Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized. Removal costs incurred are charged to a regulatory liability.

Electric plant in service - Electric plant in service by functional category at Dec. 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Distribution	$2,945.8	$2,775.7	$1,648.4	$1,569.4	$1,297.4	$1,206.3
Generation	2,472.3	2,396.2	1,590.1	1,540.6	882.2	855.6
Other	215.6	235.1	180.8	185.3	34.8	49.8
	$5,633.7	$5,407.0	$3,419.3	$3,295.3	$2,214.4	$2,111.7

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage and group deprecation rates. These depreciation studies are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service included in rates charged to customers. The average rates of depreciation for electric and gas properties, consistent with current rate making practices, were as follows:

	IPL			WPL
	2007	2006 (a)	2005	2007	2006	2005
Electric	2.8%	2.8%	3.5%	3.5%	3.5%	3.6%
Gas	2.9%	2.8%	2.6%	3.6%	3.7%	3.8%
(a)

Effective Jan. 1, 2006, IPL implemented updated depreciation rates as a result of a recently completed depreciation study. These updated depreciation rates increased Alliant Energy’s net income in 2006 as compared to 2005 by approximately $14 million, or $0.12 per share.

In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. WPL estimates that the new average rates of depreciation for electric and gas properties will be approximately 2.6% and 2.4% respectively, during the second half of 2008.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the Consolidated Income Statements. The amount of AFUDC generated by debt and equity components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Debt	$5.8	$3.5	$3.6	$4.7	$2.9	$3.0	$1.1	$0.6	$0.6
Equity	2.0	4.6	6.4	0.5	2.6	3.7	1.5	2.0	2.7
	$7.8	$8.1	$10.0	$5.2	$5.5	$6.7	$2.6	$2.6	$3.3

AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2007	2006	2005
IPL	6.3%	8.0%	7.8%
WPL (PSCW formula - retail jurisdiction)	9.0%	15.1%	15.1%
WPL (FERC formula - wholesale jurisdiction)	5.5%	5.0%	6.7%

(h) Non-regulated and Other Property, Plant and Equipment - Non-regulated and other property, plant and equipment is recorded at the original cost of construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. NEF and SFEF within Alliant Energy’s Non-regulated Generation business represent a significant portion of the non-regulated and other property, plant and equipment and are being depreciated using the straight-line method over periods ranging from 30 to 35 years. The remainder is depreciated using the straight-line method over periods ranging from 5 to 30 years. Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income. In 2005, Alliant Energy capitalized interest of $3.4 million related to SFEF.

(i) Operating Revenues - Revenues from IPL and WPL are primarily from electric and natural gas sales and deliveries and are recorded under the accrual method of accounting and recognized upon delivery. Effective April 1, 2005, MISO implemented the MISO Midwest Market, a bid-based energy market. The market requires that all market participants, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy at locations across the MISO region. The day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO of megawatt-hours (MWhs) for each hour of each day. The net supply to MISO is recorded in “Electric operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and purchased power” in the Consolidated Statements of Income.

Revenues from Alliant Energy’s non-regulated businesses are primarily from the sale of energy or services and are recognized based on output delivered or services provided as specified under contract terms. Certain non-regulated businesses, including Alliant Energy’s environmental consulting, engineering and renewable energy services business, also account for the revenues of certain contracts under the percentage of completion method.

Alliant Energy accrues revenues for services rendered but unbilled at month-end. Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. The revenues do not include the collection of the aforementioned taxes.

(j) Utility Fuel Cost Recovery - IPL’s retail tariffs provide for subsequent adjustments to its electric and natural gas rates for changes in the cost of fuel, purchased energy and natural gas purchased for resale. Changes in the under/over collection of these costs are reflected in “Electric production fuel and purchased power” and “Cost of gas sold” in Alliant Energy’s and IPL’s Consolidated Statements of Income. The cumulative effects are reflected on Alliant Energy’s and IPL’s Consolidated Balance Sheets as a current regulatory asset or liability, until they are automatically reflected in future billings to customers. Recovery of capacity-related charges associated with IPL’s purchased power costs and network transmission charges are recovered from electric customers through changes in retail base rates. IPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy.

WPL’s retail electric rates approved by the PSCW are based on forecasts of forward-looking test periods and include estimates of future fuel and purchased energy costs anticipated during the test period. During each electric retail rate proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel costs used to determine retail base rates. If WPL’s actual fuel costs fall outside these fuel monitoring ranges during the test period, WPL and/or other parties can request, and the PSCW can authorize, an adjustment to future retail electric rates based on changes in fuel costs only. The PSCW may authorize an interim retail rate increase; however, if the final retail rate increase is less than the interim retail rate increase, WPL must refund the excess collection to retail customers with interest at the current authorized return on common equity rate. Recovery of capacity-related charges associated with WPL’s purchased power costs and network transmission charges are recovered from electric customers through changes in retail base rates. WPL’s wholesale electric rates provide for subsequent adjustments to rates for changes in the cost of fuel and purchased energy. WPL’s retail gas tariffs provide for subsequent adjustments to its natural gas rates for changes in the current monthly natural gas commodity price index.

During 2006 and 2005, WPL had a gas performance incentive which included a sharing mechanism whereby 50% of gains or losses relative to current commodity prices and benchmarks were retained by WPL, with the remainder refunded to or recovered from customers. Starting in 2007, the program was modified by the PSCW such that 35% of all gains and losses from WPL’s gas performance incentive sharing mechanism were retained by WPL, with 65% refunded to or recovered from customers. In January 2007, the PSCW also directed WPL to work with PSCW staff to help the PSCW determine if it may be necessary to reevaluate the current benchmarks for WPL’s gas performance incentive sharing mechanism or explore a modified one-for-one pass through of gas costs to retail customers. In October 2007, the PSCW issued an order providing WPL the option to choose to utilize a modified gas performance incentive sharing mechanism or switch to a modified one-for-one pass through of gas costs to retail customers using benchmarks. WPL evaluated the alternatives and chose to implement the modified one-for-one pass through of gas costs. This change was effective Nov. 1, 2007. WPL’s gas performance incentive sharing mechanism resulted in gains recorded as “Gas operating revenues” in Alliant Energy’s and WPL’s Consolidated Statements of Income of $5 million, $13 million and $13 million in 2007, 2006 and 2005, respectively.

Refer to Note 1(b) for additional information regarding fuel cost recovery.

(k) Generating Facility Outages - The IUB allowed IPL to collect, as part of its base revenues, funds to offset other operation and maintenance expenditures incurred during refueling outages at DAEC. These costs included incremental internal labor costs, contractor labor and materials directly related to activities performed during the outage. As these revenues were collected, an equivalent amount was charged to other operation and maintenance expense with a corresponding credit to a reserve. During a refueling outage, the reserve was reversed to offset the refueling outage expenditures. IPL sold its interest in DAEC in January 2006. Operating expenses incurred during refueling outages at Kewaunee were expensed by WPL as incurred. WPL sold its interest in Kewaunee in July 2005. The maintenance costs incurred during outages for Alliant Energy’s various other generating facilities are also expensed as incurred.

(l) Derivative Instruments - Alliant Energy periodically uses derivative instruments to hedge exposures to fluctuations in interest rates, certain commodity prices, volatility in a portion of electric and natural gas sales volumes due to weather, and transmission congestion costs. The fair value of all derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets and gains and losses related to derivatives that are designated and qualify as cash flow hedges, are recognized in earnings when the underlying hedged item or physical transaction is recognized in income. Gains and losses related to derivatives that do not qualify for, or are not designated in hedge relationships, are recognized in earnings immediately. Alliant Energy does not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.

A significant majority of Alliant Energy’s derivative transactions are in its utility business. Based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations, changes in fair market values of derivatives in Alliant Energy’s utility business generally have no impact on its results of operations, as they are generally reported as changes in regulatory assets and liabilities. Alliant Energy has some commodity purchase and sales contracts that have been designated, and qualify for, the normal purchase and sale exception and based on this designation, these contracts are accounted for on the accrual basis of accounting. Refer to Notes 11 and 12(f) for further discussion of Alliant Energy’s derivative instruments and related credit risk, respectively.

(m) Pension and Other Postretirement Benefits Plans - For the defined benefit pension and other postretirement benefits plans sponsored by Corporate Services, Alliant Energy allocates costs and contributions to IPL, WPL, Resources and the parent company based on labor costs of plan participants and any related obligations based on each group’s funded status.

(n) Asset Valuations - Long-lived assets to be held and used, excluding regulatory assets and goodwill, are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value. The fair value is determined by the use of quoted market prices or the use of other valuation techniques such as expected discounted future cash flows. Refer to Note 1(b) for discussion of regulatory assets.

Goodwill is subject to annual impairment tests, which are completed in the third quarter, and whenever an event occurs or circumstances change in the interim that would indicate goodwill might be impaired. The fair value of Alliant Energy’s reporting unit with goodwill is determined by using a valuation technique based on expected discounted future cash flows. Refer to Note 15 for additional discussion of goodwill.

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

(o) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2007	2006	2005
Interest income:
From loans to discontinued operations	($1.4)	($7.4)	($20.1)
Other	(10.5)	(13.7)	(15.7)
Currency transaction losses (gains), net	0.1	20.3	(3.2)
Loss on sale of Brazil investments	--	4.8	--
Losses (gains) on other investment sales, net	(3.8)	1.0	(2.1)
Valuation charges	--	--	1.5
Other	(0.1)	(0.5)	(1.6)
	($15.7)	$4.5	($41.2)

The supplemental cash flows information for Alliant Energy’s Consolidated Statements of Cash Flows was as follows (in millions):

	2007	2006	2005
Cash paid during the period for:
Interest, net of capitalized interest	$114.7	$162.8	$185.6
Income taxes, net of refunds	151.7	90.3	82.1
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	5.0	--	--
Debt assumed by buyer of Alliant Energy New Zealand Ltd. (AENZ)	--	169.2	--
Debt assumed by buyer of China generating facilities	--	26.8	--
Capital lease obligations incurred	--	1.7	5.9

(p) Operating Leases - Alliant Energy has certain purchased power agreements (PPAs) that are accounted for as operating leases. Costs associated with these PPAs are included in “Electric production fuel and purchased power” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for these PPAs. Monthly capacity payments related to one of these PPAs is higher during the peak demand period from May 1 through Sep. 30 and lower in all other periods during each calendar year. These seasonal differences in capacity charges are consistent with market pricing and the expected usage of energy from the facility.

(q) Emission Allowances - Emission allowances are granted by the U.S. Environmental Protection Agency (EPA) to sources of pollution that allow the release of a prescribed amount of pollution each year. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Emission allowances granted by the EPA are valued at a zero-cost basis. Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period.

(r) Cash Flows Presentation - Alliant Energy reports cash flows from continuing operations together with cash flows from discontinued operations on its Consolidated Statements of Cash Flows. Refer to Note 17 for details of cash flows from discontinued operations.

(s) Asset Retirement Obligations - The present value of any retirement costs associated with an asset for which Alliant Energy has a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss.

(t) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. For debt retired early with no subsequent re-issuance, IPL and WPL defer any unamortized debt issuance costs, premiums or discounts as regulatory assets or regulatory liabilities, which are amortized over the remaining original life of the debt retired early. Gains or losses resulting from the refinancing of debt by IPL and WPL are deferred as regulatory liabilities or regulatory assets and amortized over the life of the new debt issued. Alliant Energy’s non-regulated businesses expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early.

(u) New Accounting Pronouncements - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Alliant Energy, IPL and WPL are required to adopt SFAS 141(R) on Jan. 1, 2009. Because the provisions of SFAS 141(R) are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - Including an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Alliant Energy, IPL and WPL are required to adopt SFAS 160 by Jan. 1, 2009 and are evaluating the implications of SFAS 160 on their financial condition and results of operations.

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Alliant Energy, IPL and WPL adopted FSP FIN 39-1 on Jan. 1, 2008 with no material impact on their financial condition and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL adopted SFAS 159 on Jan. 1, 2008 with no impact on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 with no material impact on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of their benefit plans in the year in which they occur as a component of other comprehensive income. Refer to Note 1(b) for discussion of regulatory considerations which allow IPL and WPL to record the changes in the funded status of their benefit plans as regulatory assets in lieu of other comprehensive loss. Alliant Energy, IPL and WPL adopted the recognition provision of SFAS 158 in 2006 which resulted in reductions to their Dec. 31, 2006 balance of accumulated other comprehensive income (loss) of $6.6 million, $0.9 million and $5.2 million, respectively. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158 in 2008 which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 establishes standards for measurement and recognition in financial statements of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Refer to Note 5 for additional details of the impacts of the adoption by Alliant Energy, IPL and WPL of FIN 48 on Jan. 1, 2007.

(2) UTILITY RATE MATTERS

In December 2007, WPL received approval from the PSCW to begin refunding $10 million to its retail natural gas customers for the customers’ portion of gains realized from the gas performance incentive program in place for the period from November 2006 to October 2007. During the first two months of 2008, 80%, or $8 million, of the total expected refund amount was refunded to retail natural gas customers. The remainder will be refunded to retail natural gas customers after the PSCW completes its audit of the gas performance incentive program performance for the period.

In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. WPL estimates the over-recovery of retail fuel-related costs during this period to be $20 million. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first two months of 2008. WPL plans to file for approval with the PSCW by March 31, 2008, its final 2007 refund report.

At Dec. 31, 2007, WPL reserved for all amounts related to these refunds. Refer to Note 1(j) for further discussion of WPL’s fuel cost recovery and Note 1(b) for discussion of various other rate matters.

(3) LEASES

(a) Operating Leases - Alliant Energy has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. Alliant Energy’s most significant operating leases relate to certain PPAs. These PPAs contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual MWhs) of the respective PPAs. Rental expenses associated with Alliant Energy’s operating leases were as follows (in millions):

	2007	2006	2005
Operating lease rental expenses (excluding contingent rentals)	$109	$105	$107
Contingent rentals related to certain PPAs	19	23	28
Other contingent rentals	2	3	2
	$130	$131	$137

At Dec. 31, 2007, Alliant Energy’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Certain PPAs	$72	$63	$58	$58	$59	$18	$328
Synthetic leases	7	9	12	4	44	7	83
Other	10	9	7	6	3	13	48
	$89	$81	$77	$68	$106	$38	$459

The PPAs meeting the criteria as operating leases are such that, over the contract term, Alliant Energy has exclusive rights to all or a substantial portion of the output from the specific generating facility. The Certain PPAs total in the above table reflects $305 million and $23 million related to the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs, respectively. Alliant Energy’s PPAs with Calpine Corporation (Calpine) subsidiaries related to RockGen and Riverside provide Alliant Energy the option to purchase these two facilities in 2009 and 2013, respectively. Refer to Note 19 for additional information concerning the impacts of FIN 46R, “Consolidation of Variable Interest Entities,” on these two PPAs.

The synthetic leases in the above table relate to the financing of certain corporate headquarters and utility railcars. The entities that lease these assets to Alliant Energy do not meet the consolidation requirements under FIN 46R and are not included on Alliant Energy’s Consolidated Balance Sheets. Alliant Energy has guaranteed the residual value of the related assets, which total $54 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to eight years. Residual value guarantee amounts have been included in the above table.

(b) Capital Leases - At both Dec. 31, 2007 and 2006, Alliant Energy’s gross assets under its capital leases were $4 million and the related accumulated amortization was $1 million. In January 2006, IPL completed the sale of its interest in DAEC and related nuclear fuel to a subsidiary of FPL Energy Group, Inc. and retired its capital lease obligation covering its 70% undivided interest in nuclear fuel purchased for DAEC. In 2006 and 2005, annual nuclear fuel lease expenses (included in “Electric production fuel and purchased power” in the Consolidated Statements of Income) were $1 million and $15 million, respectively.

(4) RECEIVABLES

(a) Sales of Accounts Receivable - IPL participates in an accounts receivable sale program whereby it may sell up to a maximum amount of $300 million of its accounts receivable and unbilled revenues to a third-party financial institution through wholly-owned and consolidated special purpose entities. Corporate Services acts as collection agent for the buyer and receives a fee for collection services. Under terms of the agreement, the third-party financial institution purchases the receivables initially for the face amount. IPL makes monthly payments to the third-party financial institution of an amount that varies based on interest rates and length of time the sold receivables remain outstanding. The agreement expires in March 2012. IPL accounts for the sale of accounts receivable to the third-party financial institution as sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The entity that purchases the receivables does not require consolidation under the guidelines of FIN 46R. Retained receivables are available to the third-party financial institution to pay any fees or expenses due it, and to absorb all credit losses incurred on any of the sold receivables.

At Dec. 31, 2007 and 2006, IPL had sold in the aggregate $100 million and $125 million, respectively, of accounts receivable. In 2007, 2006 and 2005, IPL received $1.3 billion, $1.0 billion and $1.1 billion, respectively, in aggregate proceeds from the sale of accounts receivable. IPL used proceeds from the sale of accounts receivable and unbilled revenues to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its long-term cash needs. In 2007, 2006 and 2005, IPL incurred costs associated with these sales of $6.8 million, $4.2 million and $3.3 million, respectively.

(b) Whiting Petroleum Corporation (WPC) Tax Sharing Agreement - Prior to an initial public offering (IPO) of WPC in 2003, Alliant Energy and WPC entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and WPC made tax elections with the effect that the tax basis of the assets of WPC’s consolidated tax group were increased based on the sales price of WPC’s shares in the IPO. This increase was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. WPC has agreed to pay Resources 90% of any tax benefits realized annually due to the increase in tax basis for years ending on or prior to Dec. 31, 2013. Such tax benefits will generally be calculated by comparing WPC’s actual taxes to the taxes that would have been owed by WPC had the increase in basis not occurred. In 2014, WPC will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Resources recorded a receivable from WPC based on the estimated present value of the payments expected from WPC. At Dec. 31, 2007 and 2006, the carrying value of this receivable was $27 million and $30 million, respectively. The current and non-current portions of this receivable are recorded in “Other current assets” and “Deferred charges and other,” respectively, on Alliant Energy’s Consolidated Balance Sheets.

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in Alliant Energy’s Consolidated Statements of Income were as follows (in millions):

	2007	2006	2005
Current tax expense (benefit):
Federal	$124.0	$2.4	$23.5
State	35.2	7.0	10.8
Nonconventional fuel credits	--	(0.1)	(14.4)
Deferred tax expense (benefit):
Federal	81.5	181.5	(47.7)
State	18.2	23.5	(8.7)
Nonconventional fuel credits	--	--	(7.0)
Foreign tax expense	--	0.1	1.1
Research and development tax credits	(1.3)	(1.6)	(4.8)
Investment tax credits	(6.3)	(8.6)	(4.8)
Other tax credits	(0.8)	(1.2)	(0.9)
Provision recorded as a change in uncertain tax benefits	(2.0)	--	--
Provision recorded as a change in accrued interest	7.3	--	--
	$255.8	$203.0	($52.9)

In 2007, Alliant Energy recorded $96 million of income tax expense on the gain realized from the sale of IPL’s electric transmission assets. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period. As a result, a portion of the income tax expense on the gain related to the sale has been allocated to each of the “Current tax expense (benefit)” lines and the “Deferred tax expense (benefit)” lines in the above table.

In 2006, Alliant Energy recorded $104 million of tax expense on the gain realized from the sale of AENZ. Alliant Energy utilized capital loss carryforwards to offset the taxable gain on the sale of AENZ, therefore the $104 million of tax expense is reflected in the “Deferred tax expense (benefit)” lines in the above table.

In 2005, Alliant Energy recorded $132 million of tax benefits on non-cash valuation charges related to its Brazil investments, which are reflected in the “Deferred tax expense (benefit)” lines in the above table. Substantially all of the nonconventional fuel credits in the above table related to Alliant Energy’s synthetic fuel investment which was sold in the fourth quarter of 2005.

Income Tax Rates - The income tax rates shown in the following table were computed by dividing income tax expense (benefit) by the sum of income from continuing operations before income taxes and preferred dividend requirements of subsidiaries (dollars in millions).

	2007		2006		2005
	Tax		Tax		Tax
	Expense		Expense		Expense
	(Benefit)	Rate	(Benefit)	Rate	(Benefit)	Rate
Statutory federal income tax	$244.7	35.0%	$196.0	35.0%	$7.8	35.0%
State income taxes, net of federal benefits	25.0	3.6	28.2	5.0	(1.5)	(6.8)
IPL’s electric transmission assets sale	19.5	2.8	--	--	--	--
Nonconventional fuel credits	--	--	(0.1)	--	(21.4)	(96.4)
Foreign operations	--	--	(0.9)	(0.2)	1.7	7.7
DAEC sale	--	--	(7.5)	(1.3)	--	--
Research and development tax credits	(1.3)	(0.2)	(1.6)	(0.3)	(4.8)	(21.6)
Adjustment of prior period taxes	(2.8)	(0.4)	5.6	1.0	(9.9)	(44.6)
Amortization of investment tax credits	(4.1)	(0.6)	(4.1)	(0.7)	(4.8)	(21.6)
Effect of rate making on property related
differences	(6.2)	(0.9)	(0.6)	(0.1)	2.3	10.4
Reversal of capital loss valuation
allowances	(6.4)	(0.9)	(3.0)	(0.5)	(13.4)	(60.4)
Other items, net	(12.6)	(1.8)	(9.0)	(1.6)	(8.9)	(40.0)
Overall income tax	$255.8	36.6%	$203.0	36.3%	($52.9)	(238.3%)

In 2007, Alliant Energy recorded $96 million of income tax expense related to the $219 million pre-tax gain on the sale of IPL’s electric transmission assets. This income tax expense amount exceeded the statutory federal income tax amount by $19.5 million due to $14.5 million of income tax expense associated with property-related temporary differences for which deferred tax expense was not recorded pursuant to Iowa rate making principles plus $12.4 million of state income taxes related to the pre-tax gain less the recognition of the unamortized balance of deferred investment tax credits of $2.2 million and the reversal of $5.2 million of excess deferred taxes related to the assets sold. Refer to Notes 1(b) and 21 for further discussion of IPL’s electric transmission assets sale.

In 2006, Alliant Energy recorded $7.5 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits included the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to the assets sold. Pursuant to the IUB order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b) and 6(a) for further discussion of the DAEC sale.

In 2005, Alliant Energy recorded $7.4 million of income tax benefits related to the audit of Alliant Energy’s U.S. federal income tax returns for the calendar years 1999 through 2001, which are reflected in “Adjustment of prior period taxes” in the above table.

In 2007, 2006 and 2005, Alliant Energy recorded the reversal of $6.4 million, $3.0 million and $13.4 million, respectively, of deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to their expiration. Alliant Energy currently estimates that it will be able to generate sufficient capital gains in the future to utilize the tax benefits of all current federal and Iowa capital losses prior to their expiration.

In 2005, Alliant Energy reversed $4.5 million of deferred tax asset valuation allowances (included in “Other items, net”) related to certain state net operating losses that Alliant Energy anticipates it will be able to utilize prior to expiration.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2007			2006
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$593.4	$593.4	$--	$672.5	$672.5
Deferred portion of gain on IPL’s
electric transmission assets sale	--	179.0	179.0	--	--	--
Exchangeable senior notes	--	143.1	143.1	--	142.4	142.4
Investment in American Transmission
Co. LLC (ATC)	--	47.3	47.3	--	46.3	46.3
Pension and other benefit obligations	--	19.0	19.0	--	9.3	9.3
Prepaid gross receipts tax	--	15.5	15.5	--	14.1	14.1
Federal credit carryforward	--	--	--	(15.8)	--	(15.8)
Regulatory liability - decommissioning	--	--	--	(8.6)	--	(8.6)
Customer advances	(14.3)	--	(14.3)	(12.8)	--	(12.8)
Investment tax credits	(16.3)	--	(16.3)	(20.7)	--	(20.7)
Net operating losses carryforward	(23.7)	--	(23.7)	(33.5)	--	(33.5)
Regulatory liability - DAEC sale	(23.9)	--	(23.9)	(22.7)	--	(22.7)
Emission allowances	(24.5)	--	(24.5)	(24.2)	--	(24.2)
Regulatory liability - IPL’s electric
transmission assets sale	(35.8)	--	(35.8)	--	--	--
Capital losses carryforward	(38.0)	--	(38.0)	(25.7)	--	(25.7)
Other	(77.4)	46.6	(30.8)	(88.7)	40.1	(48.6)
Subtotal	(253.9)	1,043.9	790.0	(252.7)	924.7	672.0
Valuation allowances	34.0	--	34.0	53.2	--	53.2
	($219.9)	$1,043.9	$824.0	($199.5)	$924.7	$725.2

	2007	2006
Other current assets	$--	($33.1)
Other current liabilities	1.1	--
Deferred income taxes	822.9	758.3
Total deferred tax (assets) and liabilities	$824.0	$725.2

At Dec. 31, 2007, Alliant Energy had the following tax carryforwards: Wisconsin state capital losses of $380.8 million (Alliant Energy has recorded a full valuation allowance for these capital loss carryforwards), Iowa state capital losses of $113.0 million, federal capital losses of $28.9 million and state net operating losses of $484.9 million. The majority of the capital loss carryforwards expire in 2010. The net operating loss carryforwards have expiration dates ranging from 2008 to 2027 with 86% expiring after 2015. Due to the uncertainty of the realization of certain tax carryforwards, Alliant Energy established valuation allowances of $34.0 million as of Dec. 31, 2007. Alliant Energy’s valuation allowances decreased by $19.2 million during 2007. $9.0 million ($6.4 million allocated to continuing operations and $2.6 million allocated to discontinued operations) of valuation allowances were reversed in 2007 due to changes in Alliant Energy’s anticipated ability to utilize Iowa capital loss carryforwards prior to their expiration. The remaining $10.2 million decrease in valuation allowances during 2007 was largely offset with a reduction in the deferred tax asset related to net operating loss carryforwards due to a corporate dissolution of a subsidiary and the impacts of U.S. federal income tax audits on state net operating losses.

Refer to Note 12(g) for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

Unrecognized Tax Benefits - Alliant Energy adopted the provisions of FIN 48 on Jan. 1, 2007. Alliant Energy’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.5 million. The $0.5 million increase in the net liability for unrecognized tax benefits was recorded as a $28.4 million increase in other long-term liabilities, a $21.1 million decrease in accrued taxes, a $6.5 million decrease in deferred income taxes and a $0.3 million increase in non-current regulatory assets on Alliant Energy’s Consolidated Balance Sheet. At the date of adoption, Alliant Energy’s unrecognized tax benefits and related interest were $31.5 million ($26.6 million of unrecognized tax benefits and $4.9 million of interest) including $13.7 million that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations.

At Dec. 31, 2007, Alliant Energy’s unrecognized tax benefits were $24.5 million including $11.8 million of unrecognized tax benefits that, if recognized, would favorably impact Alliant Energy’s effective income tax rate for continuing operations. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for Alliant Energy is as follows (in millions):

Balance at Jan. 1, 2007	$26.6
Additions based on tax positions related to the current year	1.1
Reductions based on tax positions related to the current year	--
Additions for tax positions of prior years	2.4
Reductions for tax positions of prior years	(2.6)
Settlements with taxing authorities	--
Lapse of statute of limitations	(3.0)
Balance at Dec. 31, 2007	$24.5

Alliant Energy recognizes interest and penalties related to unrecognized tax benefits in “Income taxes” in its Consolidated Statements of Income. At Dec. 31, 2007 and Jan. 1, 2007, accrued interest was $5.1 million and $4.9 million, respectively. There were no penalties accrued by Alliant Energy as of Dec. 31, 2007 or Jan. 1, 2007.

Alliant Energy and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions, including the states of Iowa and Wisconsin. Alliant Energy has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the Internal Revenue Service (IRS) regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004. Audit adjustments from U.S. federal income tax returns are required to be reported to the respective state taxing authorities within varying prescribed timelines following the completion of each U.S. federal income tax audit. Except for any audit adjustments from U.S. federal income tax returns, the Iowa and Wisconsin statute of limitations are closed for calendar years through 2003 and 2002, respectively. U.S. federal and state income tax returns for the remaining calendar years are still subject to examination by the respective taxing authorities.

In 2008, statutes of limitations will expire for Alliant Energy’s tax returns in multiple state jurisdictions. The impact of the limitations expiring is not anticipated to be material. In addition, it is possible that Alliant Energy may finalize its U.S. federal income tax audit for calendar years 2002 through 2004 in 2008. Alliant Energy anticipates a reduction of unrecognized tax benefits of approximately $12.5 million during 2008 if this U.S. federal income tax audit is finalized in 2008. The reduction is primarily related to various tax positions of Alliant Energy the IRS has proposed to disallow. Alliant Energy does not agree with all of the IRS’s proposals and cannot predict the final outcome of the U.S. federal income tax audit for calendar years 2002 through 2004.

Other Income Tax Matters - Alliant Energy’s subsidiaries calculate income tax provisions using the separate return methodology. Separate return amounts are adjusted for state apportionment benefits, net of federal tax, and the impact of the Public Utility Holding Company Act of 1935, which prohibited the retention of tax benefits at the parent level prior to its repeal in the first quarter of 2006. Any difference between the separate return methodology and the actual consolidated return is allocated as prescribed in Alliant Energy’s tax allocation agreement.

U.S. and foreign sources of income (loss) from continuing operations before income taxes were as follows (in millions):

	2007	2006	2005
U.S. sources	$680.4	$299.0	$288.5
Foreign sources	0.1	242.3	(285.0)
Income from continuing operations before income taxes	$680.5	$541.3	$3.5

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Alliant Energy has various non-contributory defined benefit pension plans that cover a significant number of its employees. Benefits are based on the employees’ years of service and compensation. Alliant Energy also provides certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the health care plans are contributory with participants’ contributions adjusted regularly and the life insurance plans are non-contributory. The assumptions for qualified and non-qualified pension benefits and other postretirement benefits at the measurement date of Sep. 30 were as follows (Not Applicable (N/A)):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate for benefit obligations	6.2%	5.85%	5.5%	6.2%	5.85%	5.5%
Discount rate for net periodic cost	5.85%	5.5%	6%	5.85%	5.5%	6%
Expected return on plan assets (a)	8.5%	8.5%	9%	8.5%	8.5%	9%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	3.5-4.5%	3.5%	3.5%	3.5%
Medical cost trend on covered charges:
Initial trend rate	N/A	N/A	N/A	8%	9%	9%
Ultimate trend rate	N/A	N/A	N/A	5%	5%	5%

(a)

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

Refer to Note 1(u) for discussion of Alliant Energy’s, IPL’s and WPL’s adoption of the recognition provision of SFAS 158 in 2006 and the change in Alliant Energy’s, IPL’s and WPL’s measurement date from Sept. 30 to Dec. 31 effective in 2008.

The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$20.0	$21.8	$20.0	$8.2	$10.3	$11.7
Interest cost	50.4	49.8	47.4	13.7	14.0	16.0
Expected return on plan assets	(66.6)	(57.7)	(54.6)	(7.6)	(7.5)	(7.0)
Amortization of (a):
Transition (asset) obligation	--	(0.2)	(0.3)	0.2	1.2	2.0
Prior service cost (credit)	3.1	3.2	3.6	(3.7)	(1.8)	(1.1)
Actuarial loss	8.9	12.2	8.8	4.2	4.3	6.5
Settlement/curtailment loss (b)	2.1	0.5	--	--	--	--
Special termination benefits	--	--	0.2	--	--	0.7
Income statement impacts	17.9	29.6	25.1	15.0	20.5	28.8
DAEC curtailment loss (gain) (c)	--	0.7	--	--	(0.3)	--
DAEC settlement gain, net (c)	--	(5.4)	--	--	(4.1)	--
Special termination benefits	--	--	0.4	--	--	1.1
	$17.9	$24.9	$25.5	$15.0	$16.1	$29.9
(a)

Unrecognized net actuarial losses in excess of 10% of the projected benefit obligation and unrecognized prior service costs (credits) are amortized over the average future service lives of the participants. Unrecognized net transition obligations related to other postretirement benefits are amortized over a 20-year period ending 2012.

(b)	In 2007, the settlement loss of $2.1 million related to payments made to a retired executive of Alliant Energy.
(c)

The impacts of the DAEC curtailment and settlement in 2006 resulted from FPL Energy Duane Arnold, LLC (FPL Energy) assuming certain DAEC employee pension and other postretirement benefit obligations and IPL transferring certain pension assets to FPL Energy in connection with the DAEC sale in January 2006. The DAEC curtailment loss (gain) represents the unrecognized prior service cost attributable to DAEC employees who transferred to FPL Energy. The net DAEC settlement gain of $9.5 million represents accumulated benefit obligations of $29.5 million attributable to the transferred DAEC employees less pension assets transferred at closing of $13.2 million and recognition of settlement losses of $6.8 million relating to previously unrecognized actuarial losses and transition assets. The impacts of the DAEC curtailment and settlement were included as a component of the regulatory liability recorded with the DAEC sale and did not have an impact on Alliant Energy’s or IPL’s results of operations in 2006. Refer to Notes 1(b) and 5 for further discussion of the DAEC sale.

Alliant Energy’s net periodic benefit cost is primarily included in “Utility - other operation and maintenance” in Alliant Energy’s Consolidated Statements of Income.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2007, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.7	($1.6)
Effect on postretirement benefit obligation	14.0	(13.0)

A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$866.0	$915.7	$234.3	$260.5
Service cost	20.0	21.8	8.2	10.3
Interest cost	50.4	49.8	13.7	14.0
Plan participants’ contributions	--	--	3.0	2.6
Plan amendments	--	--	0.3	(25.5)
Actuarial (gain) loss	(8.5)	(41.4)	4.5	(3.4)
Curtailment	--	(0.3)	--	--
DAEC divestiture/settlement	--	(28.0)	--	(5.9)
Gross benefits paid	(48.9)	(51.6)	(22.0)	(19.1)
Federal subsidy on other postretirement benefits paid	--	--	1.2	0.8
Net projected benefit obligation at measurement date	879.0	866.0	243.2	234.3

Change in plan assets (a):
Fair value of plan assets at beginning of year	738.1	664.6	106.0	101.5
Actual return on plan assets	107.6	58.5	13.8	7.2
Employer contributions	93.2	79.8	15.6	13.8
Plan participants’ contributions	--	--	3.0	2.6
DAEC divestiture/settlement	--	(13.2)	--	--
Gross benefits paid	(48.9)	(51.6)	(22.0)	(19.1)
Fair value of plan assets at measurement date	890.0	738.1	116.4	106.0

Over/(under) funded status at measurement date	11.0	(127.9)	(126.8)	(128.3)
Contributions paid after Sep. 30 and prior to Dec. 31	0.6	85.7	3.9	3.5
Federal subsidy on other postretirement benefits paid	--	--	(0.3)	(0.3)
Net amount recognized at Dec. 31	$11.6	($42.2)	($123.2)	($125.1)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$61.4	$19.1	$3.0	$2.3
Other current liabilities	(3.3)	(8.1)	(4.1)	(6.3)
Pension and other benefit obligations	(46.5)	(53.2)	(122.1)	(121.1)
Net amount recognized at Dec. 31	$11.6	($42.2)	($123.2)	($125.1)

Amounts recognized in Regulatory Assets and Accumulated
Other Comprehensive Income (Loss) (AOCL) consist of (b):
Net actuarial loss	$139.6	$200.1	$59.8	$65.3
Prior service cost (credit)	13.9	16.9	(13.8)	(17.8)
Transition obligation	--	--	1.0	1.1
	$153.5	$217.0	$47.0	$48.6
(a)	Alliant Energy calculates the fair value of plan assets by using the straight market value of assets approach.
(b)

Refer to the table for amounts recognized in “Regulatory assets” and “AOCL” on Alliant Energy’s Consolidated Balance Sheet, Note 1(b) for regulatory asset impacts and Alliant Energy’s Consolidated Statements of Changes in Common Equity for other comprehensive income impacts.

Included in the following table are Alliant Energy’s accumulated benefit obligations, aggregate amounts applicable to pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Accumulated benefit obligations	$819.1	$803.6	$243.2	$234.3
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	42.9	529.9	235.9	232.9
Fair value of plan assets	--	444.1	106.1	102.4
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	50.5	866.0	N/A	N/A
Fair value of plan assets	--	738.1	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirrors the pension plan assets and the asset allocation of the VEBA trusts are reflected in the table below under “Other Postretirement Benefits Plans.” The asset allocation for Alliant Energy’s pension and other postretirement benefits plans at Sep. 30, 2007 and 2006, and the pension plan target allocation for 2007 were as follows:

				Other Postretirement
	Pension Plans			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2007	2007	2006	2007	2006
Equity securities	65-75%	73%	73%	61%	60%
Debt securities	20-35%	27%	27%	31%	33%
Other	0-5%	--	--	8%	7%
		100%	100%	100%	100%

For the various Alliant Energy pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of total plan assets at Dec. 31, 2007 and 2006. Alliant Energy’s investment strategy and its policies employed with respect to pension and other postretirement benefits assets is to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of the assets in meeting the obligations to the participants while achieving the optimal return possible over the long-term. It is recognized that risk and volatility are present to some degree with all types of investments; however, high levels of risk are minimized at the total fund level. This is accomplished through diversification by asset class including both U.S. and international equity exposure, number of investments, and sector and industry limits when applicable.

For the pension plans, the mix among asset classes is controlled by long-term asset allocation targets. The assets are viewed as long-term with moderate liquidity needs. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals to maximize returns and minimize risk over the long-term, the pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation mix is monitored regularly and appropriate action is taken as needed to rebalance the assets within the prescribed range. Assets related to other postretirement benefits plans are viewed as long-term. A mix of both equity and debt securities are utilized to maximize returns and minimize risk over the long-term. Prohibited investment vehicles related to the pension and other postretirement benefits plans include, but may not be limited to, direct ownership of real estate, options and futures unless specifically approved, margin trading, oil and gas limited partnerships, commodities, short selling and securities of the managers’ firms or affiliate firms.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2008 will be $0, $3 million and $15 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2008	2009	2010	2011	2012	2013 - 2017
Pension benefits	$47.0	$48.6	$50.1	$54.2	$56.2	$324.3
Other postretirement benefits	18.9	19.5	20.1	19.2	19.5	109.5
Medicare subsidies	(1.1)	(1.2)	(1.3)	(1.4)	(1.4)	(9.1)
	$64.8	$66.9	$68.9	$72.0	$74.3	$424.7

The estimated amortization from “Regulatory assets” and “Accumulated other comprehensive income (loss)” on Alliant Energy’s Consolidated Balance Sheets into net periodic benefit cost in 2008 are as follows (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$4.1	$3.5
Prior service cost (credit)	2.9	(3.6)
Transition obligation	--	0.2
	$7.0	$0.1

Under Alliant Energy’s deferred compensation plan, certain key employees and directors can defer part or all of their current compensation in company stock, an equity account based on an S&P 500 Index fund (beginning Jan. 1, 2008) or interest accounts. At Dec. 31, 2007 and 2006, the fair market value of the company stock accounts, which are currently held in a rabbi trust, totaled $12.0 million and $10.5 million, respectively.

A significant number of Alliant Energy, IPL and WPL employees participate in a defined contribution pension plan (401(k) plan), of which Alliant Energy common stock represented 21.5% and 23.5% of total plan assets at Dec. 31, 2007 and 2006, respectively. Alliant Energy’s, IPL’s and WPL’s contributions to the 401(k) plan, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy			IPL			WPL
	2007	2006	2005	2007	2006	2005	2007	2006	2005
401(k) plan contributions	$10.2	$9.4	$8.8	$2.6	$2.3	$2.2	$2.5	$2.5	$2.4

Alliant Energy’s pension plans include a cash balance plan that covers substantially all of its non-bargaining unit employees. In 2006, Alliant Energy announced amendments to the cash balance plan which include freezing plan participation at its current level and discontinuing additional contributions into employee’s cash balance plan accounts effective August 2008. Alliant Energy also announced plans to increase its level of contributions to the 401(k) plan effective in August 2008 which will offset the impact of discontinuing additional contributions into the employee’s cash balance plan accounts. These amendments are designed to provide employees portability and self-directed flexibility of their retirement benefits. Alliant Energy has been assessing the future impacts of these changes and does not currently expect these changes will have a significant impact on its future results of operations.

(b) Equity Incentive Plans - On Jan. 1, 2006, Alliant Energy, IPL and WPL adopted SFAS 123(R), “Share-Based Payment,” which requires share-based payments to employees to be recognized in the financial statements based on their fair values. Alliant Energy, IPL and WPL used the modified prospective transition method for the adoption, which resulted in no changes to their financial statements for prior periods. The impacts of adoption did not have a material impact on their financial condition or results of operations. The impact to Alliant Energy, IPL and WPL in periods subsequent to the adoption of SFAS 123(R) will largely be dependent upon the nature of any new share-based compensation awards issued to employees and the achievement of certain performance and market conditions related to such awards. Alliant Energy, IPL and WPL have elected the alternative transition method described in FSP 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate their beginning pool of excess tax benefits available to absorb any tax deficiencies associated with share-based payment awards recognized in accordance with SFAS 123(R).

Alliant Energy’s 2002 Equity Incentive Plan (EIP) permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to key employees. At Dec. 31, 2007, non-qualified stock options, restricted stock and performance shares were outstanding under the EIP and a predecessor plan under which new awards can no longer be granted. At Dec. 31, 2007, approximately 3.0 million shares remained available for grants under the EIP. Alliant Energy satisfies payouts related to equity awards under the EIP through the issuance of new shares of its common stock.

A summary of share-based compensation expense related to grants under the EIP and the related income tax benefits recognized were as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Share-based compensation expense	$9.5	$12.1	$5.0	$6.1	$3.6	$4.5
Income tax benefits	3.7	4.9	1.9	2.5	1.4	1.8

As of Dec. 31, 2007, total unrecognized compensation cost related to all share-based compensation awards was $7.2 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Performance share payouts to key employees are contingent upon achievement over three-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to an investor-owned utility peer group. Nonvested performance share payouts are prorated at retirement based on time worked during the performance period and achievement of the performance criteria. Participants’ nonvested performance shares are forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. Alliant Energy anticipates future payouts to be in the form of cash; therefore, performance shares were accounted for as liability awards at Dec. 31, 2007 and 2006. A summary of the performance shares activity was as follows:

	2007	2006	2005
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	277,530	380,168	407,680
Granted	58,669	122,166	115,604
Vested	(104,074)	(133,552)	--
Forfeited	(10,291)	(91,252)	(143,116)
Nonvested shares at Dec. 31	221,834	277,530	380,168
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at Dec. 31, 2007, by year of grant, was as follows:

	2007	2006	2005
Nonvested performance shares	58,669	84,633	78,532
Alliant Energy common stock closing price on Dec. 31, 2007	$40.69	$40.69	$40.69
Estimated payout percentage based on performance criteria	116.0%	158.0%	157.5%
Fair values of each nonvested performance share	$47.20	$64.29	$64.09

At Dec. 31, 2007, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In 2007 and 2006, Alliant Energy paid out $5.9 million and $6.5 million, respectively, in a combination of cash and common stock related to performance shares. Alliant Energy did not make any payments related to performance shares in 2005.

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - Restriction periods vary for each issuance of time-based restricted stock and currently range from three to five years. Nonvested shares of time-based restricted stock generally become vested upon retirement, except for certain shares that were awarded for retention purposes that are forfeited upon retirement. Compensation costs related to awards granted to retirement-eligible employees are generally expensed on the date of grant. Participants’ nonvested time-based restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of time-based restricted stock is based on the average market price at the grant date. A summary of the time-based restricted stock activity was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	182,886	$27.89	166,624	$27.11	77,285	$25.55
Granted	43,850	36.80	45,375	29.90	104,682	28.13
Vested	(57,904)	26.42	(24,988)	26.40	(13,943)	26.17
Forfeited	(3,000)	33.05	(4,125)	27.85	(1,400)	26.00
Nonvested shares at Dec. 31	165,832	30.66	182,886	27.89	166,624	27.11

Performance-contingent restricted stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified earnings growth). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Nonvested shares of performance-contingent restricted stock are prorated at retirement based on time worked during the performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy for reasons other than retirement. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	149,563	$28.12	70,489	$28.04	--	$--
Granted	58,669	37.94	79,074	28.19	74,723	28.04
Vested	(58,015)	28.04	--	--	--	--
Forfeited	(14,869)	28.06	--	--	(4,234)	28.04
Nonvested shares at Dec. 31	135,348	32.42	149,563	28.12	70,489	28.04

Non-qualified Stock Options - Options granted to date under the plans were granted at the market price of the shares on the date of grant, vest over three years and expire no later than 10 years after the grant date. Options become fully vested upon retirement and remain exercisable at any time prior to their expiration date or for three years after the effective date of the retirement, whichever period is shorter. Options become fully vested upon death or disability and remain exercisable at any time prior to their expiration date or for one year after the effective date of the death or disability, whichever period is shorter. Participants’ options that are not vested are forfeited if participants leave Alliant Energy for reasons other than retirement, death or disability, and their vested options expire three months after their departure. Alliant Energy has not granted any options since 2004. A summary of the stock option activity was as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at Jan. 1	1,768,236	$27.70	3,663,813	$27.08	4,478,446	$26.85
Exercised	(1,225,392)	27.81	(1,853,927)	26.42	(410,551)	23.45
Forfeited	--	--	--	--	(374,132)	28.19
Expired	--	--	(41,650)	30.75	(29,950)	27.50
Outstanding at Dec. 31	542,844	27.45	1,768,236	27.70	3,663,813	27.08
Exercisable at Dec. 31	542,844	27.45	1,665,412	27.85	3,120,410	28.04

The weighted average remaining contractual term for options outstanding and exercisable at Dec. 31, 2007 was 4 years. The aggregate intrinsic value of options outstanding and exercisable at Dec. 31, 2007 was $7.2 million.

A summary of the nonvested stock option activity for 2007 was as follows:

		Weighted Average
	Options	Exercise Price
Nonvested at Jan. 1	102,824	$25.21
Vested	(102,824)	25.21
Nonvested at Dec. 31	--	--

Other information related to stock option activity was as follows (in millions):

	2007	2006	2005
Cash received from stock options exercised	$34.1	$49.0	$9.6
Aggregate intrinsic value of stock options exercised	16.3	15.3	2.1
Income tax benefit from the exercise of stock options	5.8	6.2	0.8
Total fair value of stock options vested during period	0.4	1.3	3.8

Prior Year Pro Forma Expense - Prior to Jan. 1, 2006, Alliant Energy accounted for awards issued under its stock-based incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees.” Pursuant to APB 25, no stock-based compensation cost was reflected in net income in Alliant Energy’s Consolidated Statements of Income for stock options because options granted under those plans had an exercise price equal to the market price of the underlying common stock on the date of grant. If Alliant Energy had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to awards issued under these plans prior to the adoption of SFAS 123(R), the effect on net income and EPS for 2005 would have been as follows (dollars in millions):

Net loss, as reported	($7.7)
Less: stock-based employee compensation expense included in
reported net loss, net of related tax effects	(1.8)
Add: stock-based employee compensation expense determined under
the fair value-based method for all awards, net of related tax effects	(2.2)
Pro forma net loss	($8.1)

EPS (basic and diluted), as reported and pro forma	($0.07)

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock activity was as follows:

	2007	2006	2005
Shares outstanding at Jan. 1	116,126,599	117,035,793	115,741,816
Share repurchase program (a)	(7,043,474)	(2,920,400)	--
Equity incentive plans (Note 6(b))	1,318,683	1,988,051	584,322
Shareowner Direct Plan	--	23,155	568,657
401(k) Savings Plan	--	--	140,998
Other (b)	(42,494)	--	--
Shares outstanding at Dec. 31	110,359,314	116,126,599	117,035,793

(a)

In August 2006, Alliant Energy announced that its Board of Directors approved a plan to repurchase up to $200 million of its common stock. In February 2007, Alliant Energy announced that its Board of Directors approved a plan to repurchase an additional $200 million of its common stock, for a total of $400 million in repurchase authorizations. In 2007 and 2006, Alliant Energy repurchased 7.0 million and 2.9 million shares of its common stock on the open market for $295 million and $105 million, respectively. At Dec. 31, 2007, Alliant Energy had completed the entire $400 million share repurchase program previously authorized by its Board of Directors.

(b)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

At Dec. 31, 2007, Alliant Energy had a total of 7.7 million shares available for issuance in the aggregate, pursuant to its Shareowner Direct Plan, EIP and 401(k) Savings Plan.

Alliant Energy has a Shareowner Rights Plan whereby rights will be exercisable only if a person or group acquires, or announces a tender offer to acquire, 15% or more of Alliant Energy’s common stock. Each right will initially entitle shareowners to buy one-half of one share of Alliant Energy’s common stock. The rights will only be exercisable in multiples of two at an initial price of $95.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. The Board of Directors is also authorized to reduce the 15% ownership threshold to not less than 10%. The Shareowner Rights Plan expires in February 2009.

Alliant Energy is a holding company with no significant operations of its own therefore Alliant Energy is dependent upon receiving dividends from its subsidiaries to pay dividends to its shareowners. IPL and WPL each have dividend payment restrictions based on the terms of their outstanding preferred stock and regulatory limitations applicable to them. In its January 2007 rate order, the PSCW stated WPL may not pay annual common stock dividends, including pass-through of subsidiary dividends, in excess of $91 million to Alliant Energy if WPL’s actual average common equity ratio, on a financial basis, is or will fall below the test year authorized level of 51.0%. In the third quarter of 2007, WPL paid a dividend of $100 million to Alliant Energy to realign WPL’s capital structure. WPL’s dividends are also restricted to the extent that such dividend would reduce the common stock equity ratio to less than 25%. In accordance with the IUB order authorizing the IPL merger, IPL must inform the IUB if its common equity ratio falls below 42% of total capitalization. In the fourth quarter of 2007, IPL paid a dividend of $500 million to Alliant Energy, of which $400 million was related to the sale of IPL’s electric transmission assets and $100 million was to realign IPL’s capital structure. At Dec. 31, 2007, IPL and WPL were in compliance with all such dividend restrictions.

(b) Preferred Stock - The fair value of Alliant Energy’s cumulative preferred stock of subsidiaries, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2007 and 2006 was $277 million ($222 million at IPL and $55 million at WPL) and $283 million ($229 million at IPL and $54 million at WPL), respectively. Information related to the carrying value of Alliant Energy’s cumulative preferred stock of subsidiaries, net (none are mandatorily redeemable) at Dec. 31 was as follows (dollars in millions):

Liquidation Preference/	Authorized	Shares
Stated Value	Shares	Outstanding	Series	Redemption	2007	2006
$25	(a)	6,000,000	8.375%	On or after March 15, 2013	$150.0	$150.0
$25	(a)	1,600,000	7.1%	On or after Sep. 15, 2008	40.0	40.0
$100	(b)	449,765	4.4% - 6.2%	Any time	45.0	45.0
$25	(b)	599,460	6.5%	Any time	15.0	15.0
					250.0	250.0
Less: discount					(6.2)	(6.2)
					$243.8	$243.8

(a)	IPL has 16,000,000 authorized shares in total.
(b)	WPL has 3,750,000 authorized shares in total.

(8) DEBT

(a) Short-Term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and security for commercial paper outstanding. At Dec. 31, 2007, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $650 million ($100 million for Alliant Energy at the parent company level, $300 million for IPL and $250 million for WPL), which expire in November 2012. Information regarding commercial paper issued under these facilities and other short-term borrowings was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
At Dec. 31:
Commercial paper outstanding	$81.8	$178.8	$--	$43.9	$81.8	$134.9
Weighted average interest rates - commercial paper	4.7%	5.4%	n/a	5.4%	4.7%	5.4%
Other short-term borrowings outstanding	29.5	--	29.5	--	--	--
Interest rate - other short-term borrowings	4.9%	n/a	4.9%	n/a	n/a	n/a

For the year ended:
Average amount of total short-term debt
(based on daily outstanding balances)	$154.5	$111.7	$86.5	$34.5	$68.0	$77.2
Weighted average interest rates - total short-term debt	5.4%	5.1%	5.4%	5.1%	5.4%	5.1%

(b) Long-Term Debt - IPL, WPL and Resources maintain indentures related to the issuance of unsecured debt securities. The senior secured notes issued by Sheboygan Power, LLC, Resources’ wholly-owned subsidiary, are secured by SFEF and related assets.

Alliant Energy has certain issuances of long-term debt that contain optional redemption provisions which, if elected by Alliant Energy, could require material redemption premium payments by Alliant Energy. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At Dec. 31, 2007, the debt issuances that contained these optional redemption provisions included IPL’s senior debentures due 2011 through 2034, WPL’s debentures due 2034 and 2037, Corporate Services’ senior notes due 2008 and Sheboygan Power, LLC’s senior secured notes due 2008 to 2024.

At Dec. 31, 2007, Corporate Services’ senior notes due 2008 contained covenants that require all of the following: i) Alliant Energy’s consolidated net worth to be at least $1.2 billion, ii) Alliant Energy’s consolidated debt-to-capital ratio to be no more than 70%, and iii) Alliant Energy’s consolidated interest coverage ratio to be at least 2.0x. At Dec. 31, 2007, Alliant Energy was in compliance with these covenants.

In November 2007, IPL defeased its $50 million, 6% collateral trust bonds due 2008 with proceeds from the issuance of short-term debt. In August 2007, WPL issued $300 million of 6.375% debentures due 2037 and used the proceeds to repay short-term debt, to pay a $100 million common stock dividend to Alliant Energy to realign WPL’s capital structure and for working capital purposes. In June 2007, WPL repaid at maturity its $105 million, 7% debentures with proceeds from the issuance of short-term debt. In May 2007, IPL repaid at maturity its $55 million, 6.875% collateral trust bonds with proceeds from the issuance of short-term debt. In February 2007, IPL repaid at maturity the remaining $24.8 million of its 8% first mortgage bonds with proceeds from the issuance of short-term debt.

In March 2007, Neenah, Resources’ wholly-owned subsidiary, retired early the remaining $36.3 million of borrowings supported by its credit facility with available cash and restricted cash released upon the debt retirement. Refer to Note 1(f) for details of the decrease in Neenah’s restricted cash associated with this debt retirement.

In 2006 and 2005, Resources completed the following debt retirements, and incurred pre-tax debt repayment premiums and charges for unamortized debt expenses related to these debt retirements that are recorded in “Loss on early extinguishment of debt” in Alliant Energy’s Consolidated Statements of Income, as follows (dollars in millions):

			Loss on Early
Debt Issuance	Principal Retired		Extinguishment of Debt
	2006	2005	2006	2005
9.75% senior notes due 2013	$275.0	$--	$80.2	$--
7% senior notes due 2011	83.0	175.0	10.6	24.6
7.375% senior notes due 2009	--	204.0	--	29.8
	$358.0	$379.0	$90.8	$54.4

At Dec. 31, 2007, Alliant Energy’s debt maturities for 2008 to 2012 were $140 million, $137 million, $105 million, $201 million and $1 million, respectively. Depending upon market conditions, it is currently anticipated that a majority of the maturing debt will be refinanced with the issuance of long-term securities and/or the issuance of short-term debt. Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. Alliant Energy does not have any intercompany debt cross-collateralizations or intercompany debt guarantees. At Dec. 31, 2007, there were no significant sinking fund requirements related to the long-term term debt on Alliant Energy’s Consolidated Balance Sheets.

The carrying value of Alliant Energy’s long-term debt (including current maturities) at both Dec. 31, 2007 and 2006 was $1.5 billion. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2007 and 2006 was $1.8 billion and $1.7 billion, respectively. Amortization related to the discount on long-term debt was $0.6 million, $0.6 million and $2.0 million in 2007, 2006 and 2005, respectively. Alliant Energy’s unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets were $11 million at both Dec. 31, 2007 and 2006.

At Dec. 31, 2007, the carrying amount of the debt component of Resources’ 2.5% exchangeable senior notes was $38.6 million, consisting of the par value of $402.5 million, less unamortized debt discount of $363.9 million. Resources accounted for the net proceeds from the issuance of the notes as two separate components, a debt component and an embedded derivative component. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” Alliant Energy determined the initial carrying value of the debt component by subtracting the fair value of the derivative component from the net proceeds realized from the issuance of the exchangeable senior notes. This resulted in a very low initial carrying amount of the debt component and interest expense at an effective rate of 26.8% of the carrying amount of the debt component. For 2007, interest expense on the notes was $10 million. Interest expense in excess of interest payments is recorded as an increase to the carrying amount of the debt component and will result in gradual increases to the carrying amount until it reaches the par value of $402.5 million in 2030. Interest expense on the debt component of the notes will be between $10 million and $11 million in each of 2008, 2009 and 2010, but this will increase over the term of the debt instrument culminating with interest expense of approximately $95 million in the 12 months prior to maturity in February 2030. The derivative component of these notes no longer exists as a result of McLeodUSA, Inc.’s bankruptcy in 2005 as the exchangeable senior notes included a repayment feature based on the value of McLeodUSA, Inc. common stock.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity (Income) / Loss
	Dec. 31, 2007	2007	2006	2007	2006	2005
ATC (a)	17%	$172	$166	($27)	($24)	($21)
Wisconsin River Power Company	50%	10	9	(1)	(3)	(5)
TrustPower Ltd. (TrustPower) (b)	--	--	--	--	(14)	(14)
Brazil (c)	--	--	--	--	(3)	(36)
Kaufman and Broad NexGen LLC (d)	--	--	--	--	--	18
Other	Various	4	5	(1)	(2)	(2)
		$186	$180	($29)	($46)	($60)

(a)	Alliant Energy has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.
(b)

In December 2006, Alliant Energy completed the sale of its interest in AENZ, which owned its TrustPower investment. In addition to the equity income shown above, Alliant Energy recorded a gain on the sale of AENZ in 2006 discussed in more detail in Note 9(b) below.

(c)

In January 2006, Alliant Energy completed the sale of all of its Brazil investments. In addition to the equity income shown above, Alliant Energy recorded a loss on the sale of all its Brazil investments in 2006 and asset valuation charges related to its Brazil investments in 2005, both of which are discussed in more detail in Note 9(b) below.

(d)

Investment in a synthetic fuel processing facility that was sold in the fourth quarter of 2005. The synthetic fuel project generated equity losses which were more than offset by tax credits and the tax benefit of the losses generated.

Summary financial information from the financial statements of these investments is as follows (in millions). For investments sold during a given year, including New Zealand in December 2006, the income statement amounts are calculated based on the percentage of the year that the investment was owned by Alliant Energy and there are no balance sheet amounts reported as of Dec. 31 in the year of sale.

Total - All investments:	2007	2006	2005	Brazil:	2005
Operating revenues	$424	$848	$2,106	Income statement:
Operating income	210	284	399	Operating revenues	$609
Net income	168	199	121	Purchased power expenses	258
As of Dec. 31:				Depreciation and amortization expenses	26
Current assets	54	53		Other operating expenses	166
Non-current assets	2,255	1,920		Operating income	159
Current liabilities	321	323		Interest expense	125
Non-current liabilities	1,010	782		Interest income	(22)
				Other deductions	7
TrustPower:		2006	2005	Income before income taxes	49
Operating revenues		$423	$476	Income tax expense	24
Operating income		111	109	Net income	$25
Net income		62	56
				Cash flows from (used for):
				Operating activities	$105
				Investing activities	15
				Financing activities	(78)

Refer to Note 20 for information regarding related party transactions with ATC and Nuclear Management Co., LLC (NMC).

(b) Former Investments in New Zealand and Brazil -

New Zealand - In December 2006, Alliant Energy completed the sale of its interest in AENZ, which held Alliant Energy’s investments in New Zealand, to Infratil Ltd. for a purchase price of NZ$445 million (US$314 million based on exchange rates at Dec. 31, 2006). After closing costs, the repayment of an intercompany loan with AENZ and post-closing adjustments, Alliant Energy realized net proceeds of US$186 million from the sale. Upon completion of the sale, Alliant Energy realized a pre-tax gain of $254 million (after-tax gain of $150 million or $1.28 per share) which is recorded in “Gain on sale of Alliant Energy New Zealand Ltd. stock” in Alliant Energy’s Consolidated Statement of Income in 2006.

Brazil - In January 2006, Alliant Energy completed the sale of all of its Brazil investments and received net proceeds of $150 million (after transaction costs), which it used for debt reduction at Resources. At the date of the sale, the carrying value of the assets and liabilities related to the sale, which included the effects of equity earnings recorded in January 2006, exceeded the net proceeds by $4.8 million, resulting in a pre-tax loss on the sale recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

In 2005, Alliant Energy recorded pre-tax, non-cash asset valuation charges related to its Brazilian investments of $334 million (after-tax charges of $202 million, or $1.73 per share) in “Asset valuation charges - Brazil investments” on Alliant Energy’s Consolidated Statements of Income. In accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock,” Alliant Energy recorded pre-tax asset valuation charges of $242 million ($96 million in the second quarter, $40 million in the third quarter and $106 million in the fourth quarter) during 2005 as a result of declines in the fair value of these Brazil investments that were determined to be other than temporary.

Alliant Energy estimated the fair value of its Brazil investments at the end of the first three quarters of 2005 by using a combination of market value indicators and the expected discounted future U.S. dollar cash flows converted to the local functional currency at the foreign currency exchange rate at the end of each respective quarter. Prior to the second quarter of 2005, Alliant Energy had focused its efforts to improve the profitability of its Brazil investments through equity and/or debt restructurings. Because those restructuring efforts had not been successful, in the second quarter of 2005, Alliant Energy undertook a review of its strategic alternatives with respect to its Brazil investments. As a result of this review, Alliant Energy determined that a sale of the Brazil investments was a potential outcome. In addition, as part of such review, Alliant Energy completed an evaluation of its Brazil investments assuming the completion of different strategic alternatives. Such analysis was based on financial and operational projections for the investments that Alliant Energy gathered during the quarter. As a result of these second quarter actions and a change in the spread between foreign currency exchange rate at the end of the second quarter and both past and projected future rates, Alliant Energy lowered its valuation for its Brazil investments and recorded the asset valuation charge in the second quarter of 2005.

Alliant Energy also incurred a charge in the third quarter of 2005 with respect to its Brazil investments. This asset valuation charge resulted significantly from the impact of a change in the spread between the foreign currency exchange rate at the end of the quarter and both past and projected future rates and an increase in debt levels at the Brazil investment level during the quarter that reduced the equity value of the Brazil investments to Alliant Energy.

In December 2005, Alliant Energy received an indication of interest from a Brazilian investor to acquire all of Alliant Energy’s investments in Brazil. Alliant Energy evaluated this offer as well as other various strategic alternatives with respect to its Brazil investments. Considering the impact of an arbitration ruling and other regulatory agency actions pending, and the degradation in the relationship with its Brazilian partner, Alliant Energy concluded that a complete sale of its Brazil investments would be its most attractive alternative available. Negotiations followed culminating in Alliant Energy signing a definitive sale agreement in January 2006. The pre-tax asset valuation charge of $106 million recorded in the fourth quarter of 2005 was based on the terms of the sale agreement. In accordance with Emerging Issues Task Force (EITF) Issue 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of,” Alliant Energy also recorded an additional pre-tax asset valuation charge in the fourth quarter of 2005 of $92 million related to the pre-tax cumulative foreign currency translation losses associated with its Brazil investments.

(c) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain key employees and directors. At Dec. 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Cash surrender value	$46.2	$42.7	$14.4	$13.3	$13.1	$12.1

(d) Nuclear Decommissioning Trust Funds - In 2006, WPL liquidated its remaining nuclear decommissioning trust funds and used the proceeds to provide a refund to its wholesale customers. In 2005, WPL’s non-qualified nuclear decommissioning trust funds realized pre-tax gains from the sales of securities of $23 million (cost of the investments based on specific identification was $110 million and pre-tax proceeds from the sales were $133 million).

(e) Other Investments - Information relating to various equity investments held by Alliant Energy at Dec. 31 that are marked-to-market each reporting period as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	2007		2006
	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax
Available-for-sale securities	$5.6	$0.9	$5.1	$0.7

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Alliant Energy’s current assets and current liabilities approximates fair value because of the short maturity of such financial instruments. Refer to Notes 6(a), 7(b), 8(b), 9(e) and 11(a) for information regarding the fair values of pension and other postretirement benefits plan assets, preferred stock, long-term debt, available-for-sale securities and derivatives, respectively. Since IPL and WPL are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of their financial instruments may not be realized by Alliant Energy.

(11) DERIVATIVE INSTRUMENTS

(a) Accounting for Derivative Instruments and Hedging Activities - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. IPL and WPL generally record changes in the derivatives’ fair values with offsets to regulatory assets or liabilities, based on the fuel and natural gas cost recovery mechanisms in place, as well as other specific regulatory authorizations. At Dec. 31, 2007 and 2006, current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Current derivative assets	$34.1	$7.2	$19.0	$1.0	$14.9	$6.2
Non-current derivative assets	2.7	1.7	2.4	0.5	--	0.4
Current derivative liabilities	24.3	88.0	16.6	41.1	7.7	44.4
Non-current derivative liabilities	1.5	4.3	1.5	2.2	--	2.1

Cash Flow Hedges - Alliant Energy has periodically utilized certain derivative instruments that have qualified for and been designated as cash flow hedges including interest rate swaps to mitigate risk from changes in interest rates associated with variable rate long-term debt. In 2007 and 2006, no amounts were recognized relating to the amount of hedge ineffectiveness in accordance with SFAS 133. In 2007 and 2006, Alliant Energy did not exclude any components of the derivative instruments’ gain or loss from the assessment of hedge effectiveness and Alliant Energy reclassified net gains (losses) of $0.8 million and ($0.4) million, respectively, into earnings as a result of the discontinuance of hedges. At Dec. 31, 2007, Alliant Energy did not have any derivative instruments designated as cash flow hedges.

Other Derivatives Not Designated in Hedge Relationships - Other derivatives instruments utilized by Alliant Energy during 2007 and 2006, which were not designated in hedge relationships, include financial transmission rights, electric contracts and natural gas contracts used by IPL and WPL, and oil contracts and foreign currency collars used by Resources. Financial transmission rights were used by IPL and WPL to manage transmission congestion costs. IPL and WPL used electric contracts to manage utility energy costs during supply/demand imbalances. Resources used oil contracts to manage the price of anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

IPL and WPL used several purchase contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate and several swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers. Significant decreases in natural gas prices in 2006 changed the fair value of these contracts and resulted in material increases in current derivative liabilities. As a result, the counterparties to certain of these contracts required IPL and WPL to provide cash collateral of $27 million and $22 million, respectively, which collateral was primarily recorded in “Other accounts receivable” on the respective Consolidated Balance Sheets at Dec. 31, 2006. At Dec. 31, 2007, counterparties to their derivative contracts did not require IPL or WPL to provide any cash collateral due to the decreases in the value of their derivative liabilities during 2007.

In 2006, Resources entered into foreign exchange collars with aggregate notional amounts of $250 million New Zealand dollars to mitigate a portion of the exchange rate risk associated with its New Zealand investments. The foreign exchange collars expired in December 2006 and resulted in a pre-tax loss of $15 million, which was recorded in “Interest income and other” in Alliant Energy’s Consolidated Statement of Income in 2006.

(b) Weather Derivatives - Alliant Energy uses non-exchange traded swap agreements based on cooling degree days (CDD) and heating degree days (HDD) measured in or near its utility service territory to reduce the impact of weather volatility on its electric and natural gas sales volumes. These weather derivatives are accounted for using the intrinsic value method. Any premiums paid related to these weather derivative agreements are expensed over each respective contract period. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains/losses realized from these weather derivatives.

Summer weather derivatives - IPL and WPL utilize weather derivatives based on CDD to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for the period June 1 through August 31 each year. Beginning in the second quarter of 2007, the weather derivatives were based on CDD measured in Cedar Rapids, Iowa and Madison, Wisconsin. Previously, the weather derivatives were based on CDD measured in Chicago, Illinois. The actual CDD measured during these periods resulted in settlements with the counterparties under the agreements which included net payments of $0.6 million (IPL receiving $1.4 million and WPL paying $2.0 million), $9.0 million (IPL paying $6.1 million and WPL paying $2.9 million) and $9.0 million (IPL paying $5.5 million and WPL paying $3.5 million) in the third quarter of 2007, 2006 and 2005, respectively.

Winter weather derivatives - IPL and WPL utilize weather derivatives based on HDD to reduce the impact of weather volatility on IPL’s and WPL’s electric and gas margins for the periods January 1 through March 31 and November 1 through December 31 each calendar year. Beginning in the fourth quarter of 2006, the weather derivatives were based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin. Previously, the weather derivatives were based on HDD measured in Chicago, Illinois. The actual HDD measured during these periods resulted in settlements with the counterparties under the agreements which included net payments of $0.8 million (IPL paying $0.7 million and WPL paying $0.1 million), net receipts of $7.0 million (IPL receiving $3.8 million and WPL receiving $3.2 million) and net receipts of $0.6 million (IPL receiving $0.2 million and WPL receiving $0.4 million) in the first half of 2007, 2006 and 2005, respectively. The actual HDD for the period Nov. 1, 2007 to Dec. 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2008. In addition, Alliant Energy will receive/pay up to $5.4 million ($3.2 million for IPL and $2.2 million for WPL) from/to the counterparty in the second quarter of 2008 if actual HDD for January 2008 through March 2008 are less/greater than the HDD specified in the contracts.

Summary information relating to the summer and winter weather derivatives was as follows (in millions):

	Alliant Energy			IPL			WPL
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Gains (losses):
Electric utility operating revenues	($4.5)	($4.5)	($9.0)	($1.5)	($3.1)	($5.5)	($3.0)	($1.4)	($3.5)
Gas utility operating revenues	(4.1)	7.4	(1.9)	(2.2)	3.6	(0.9)	(1.9)	3.8	(1.0)
Settlements (paid to) / received from
counterparties, net	(1.4)	(2.0)	(8.4)	0.7	(2.3)	(5.3)	(2.1)	0.3	(3.1)
Premiums expensed	1.4	0.7	2.0	0.9	0.4	0.9	0.5	0.3	1.1
Premiums paid to counterparties	1.4	1.0	1.1	0.9	0.5	0.6	0.5	0.5	0.5

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy has made certain commitments in connection with its 2008 and 2009 capital expenditures.

(b) Operating Expense Purchase Obligations - Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, enters into various commodity supply, transportation and storage contracts to meet its obligation to deliver energy to its utility customers. The purchased power amounts are primarily related to capacity payments under IPL’s DAEC PPA and WPL’s Kewaunee PPA, which expire in 2014 and 2013, respectively. Alliant Energy also enters into other operating expense purchase obligations with various vendors for other goods and services. The other operating expense purchase obligations amounts represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2007. At Dec. 31, 2007, Alliant Energy’s minimum commitments from these purchase obligations were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Purchased power	$350	$350	$255	$241	$256	$313	$1,765
Natural gas	257	137	52	42	35	82	605
Coal	104	82	53	36	25	25	325
Other	43	8	8	--	--	34	93
	$754	$577	$368	$319	$316	$454	$2,788

Alliant Energy enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(c) Legal Proceedings - Alliant Energy is involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy believes that appropriate reserves have been established and final disposition of these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Dec. 31, 2007. The terms of the indemnifications provided by Alliant Energy at Dec. 31, 2007 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Synfuel	Fourth quarter of 2005	$33	None identified
Three generating facilities in China	First quarter of 2006	37	February 2009
IPL’s interest in DAEC	First quarter of 2006	30 (a)	January 2009
Brazil	First quarter of 2006	10	January 2011
Gas gathering pipeline systems	Second quarter of 2006	None identified	None identified
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	1 (b)	July 2008
New Zealand	Fourth quarter of 2006	160 (c)	March 2012
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	4 (a)	February 2008
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	3 (b)	February 2008
Mexico	Second quarter of 2007	20	June 2012
IPL’s electric transmission assets	Fourth quarter of 2007	196 (a)	March 2009

(a)	Indemnification provided by IPL
(b)	Indemnification provided by WPL
(c)	Based on exchange rates at Dec. 31, 2007

WPL also issued an indemnity to the buyer of Kewaunee to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At Dec. 31, 2007, WPL had a $3 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of WPC under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Dec. 31, 2007, the present value of the abandonment obligations is estimated at $9 million. Alliant Energy believes that no payments will be made under this guarantee.

Refer to Note 3(a) for discussion of Alliant Energy’s residual value guarantees of its synthetic leases.

(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect human health and the environment and have resulted in compliance, remediation, containment and monitoring obligations which are recorded as environmental liabilities. At Dec. 31, 2007 and 2006, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Current environmental liabilities	$10.4	$9.3	$9.7	$8.6	$0.7	$0.7
Non-current environmental liabilities	30.9	35.1	25.3	30.0	5.5	5.0
	$41.3	$44.4	$35.0	$38.6	$6.2	$5.7

Manufactured gas plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at eight and seven sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2007. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures made and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their fair value. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $33 million ($27 million for IPL and $6 million for WPL) to $56 million ($48 million for IPL and $8 million for WPL). At Dec. 31, 2007, Alliant Energy, IPL and WPL had recorded $41 million, $35 million and $6 million, respectively, in current and non-current environmental liabilities for its remaining costs to be incurred for these MGP sites.

Under the current rate making treatment approved by the PSCW, the MGP expenditures of WPL, net of any insurance proceeds, are deferred and collected from gas customers over a five-year period after new rates are implemented. The Minnesota Public Utilities Commission (MPUC) also allows the deferral of MGP-related costs applicable to the Minnesota sites and IPL has been successful in obtaining approval to recover such costs in rates in Minnesota. The IUB has permitted utilities to recover prudently incurred costs by allowing a representative level of MGP costs in rate cases. Regulatory assets have been recorded by IPL and WPL, which reflect the probable future rate recovery, where applicable. Considering the current rate treatment, and assuming no material change therein, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material adverse effect on their respective financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations which may have a significant impact on their future operations. Given uncertainties regarding the ultimate outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), Section 316(b) of the Clean Water Act (316(b)), Wisconsin State Thermal Rule (WI Thermal Rule) and proposed legislation to regulate the emission of greenhouse gases (GHG). The following provides a brief description of these environmental regulations.

CAIR is expected to require emission control upgrades to certain of IPL’s and WPL’s existing electric generating units with greater than 25 MW of capacity and reduce SO2 and nitrogen oxides (NOx) emissions in 28 states (including Iowa, Wisconsin and Minnesota).

CAMR is expected to require emission control upgrades to certain of IPL’s and WPL’s existing electric generating units with greater than 25 MW of capacity and reduce U.S. utility (including IPL and WPL) mercury emissions.

316(b) is expected to require modifications to cooling water intake structures at seven of IPL’s electric generating facilities and three of WPL’s electric generating facilities to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life.

WI Thermal Rule is expected to require modifications to certain of WPL’s electric generating facilities to limit the amount of heat facilities can discharge into Wisconsin waters.

Proposed GHG emission legislation - Public awareness of climate change continues to grow along with support for policymakers to take action to mitigate global warming. Several members of Congress have proposed legislation to regulate GHG emissions, primarily targeting reductions of carbon dioxide (CO2) emissions. State and regional initiatives to address GHG emissions are also underway in states covering Alliant Energy’s utility service territory. Alliant Energy continues to take voluntary measures to reduce its GHG emissions, including CO2, as prudent steps to address potential climate change regulations.

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

(g) Tax Matters - The IRS is currently examining Alliant Energy’s tax returns for calendar years 2002 through 2004. As a result of its examination, the IRS notified Alliant Energy in 2007 that it is proposing certain adjustments to these tax returns. The most significant adjustment is to defer until 2006 $257 million of capital losses primarily included in Alliant Energy’s 2002 tax return related to its former Brazil investments. Alliant Energy does not agree with the IRS’s position on this matter. Deferring these capital losses until 2006 could have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows if Alliant Energy is unable to generate sufficient capital gains in the future to offset a 2006 capital loss within the statutory carryforward period expiring in 2011. Alliant Energy is not able to predict the ultimate outcome of this matter and is currently exploring options that could mitigate the potential adverse impact. This issue may remain unresolved for multiple years if litigation is necessary to resolve.

(13) JOINTLY-OWNED ELECTRIC UTILITY PLANT

Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned electric generating facilities. Each of the respective owners is responsible for the financing of its portion of the construction costs. Kilowatt-hour generation and operating expenses are divided on the same basis as ownership with each owner reflecting its respective costs in its Consolidated Statements of Income. Refer to Note 1(b) for further discussion of cost of removal obligations and Note 21 for discussion of IPL’s sale of its electric transmission assets in December 2007. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned electric generating facilities at Dec. 31, 2007 was as follows (dollars in millions):

						Cost of
						Removal
						Obligations
				Accumulated	Construction	Included in
	Fuel	Ownership	Plant in	Provision for	Work in	Regulatory
	Type	Interest %	Service	Depreciation	Progress	Liabilities
IPL
Ottumwa	Coal	48.0	$230.5	$102.8	$1.2	$13.0
Neal Unit 4	Coal	25.7	96.1	57.0	0.2	9.9
Neal Unit 3	Coal	28.0	58.7	32.5	0.8	4.5
Louisa Unit 1	Coal	4.0	26.7	17.0	8.1	2.6
			412.0	209.3	10.3	30.0
WPL
Edgewater Unit 5	Coal	75.0	246.1	144.8	5.5	11.2
Columbia Energy Center	Coal	46.2	224.3	121.7	6.0	9.9
Edgewater Unit 4	Coal	68.2	73.7	41.4	2.6	2.6
			544.1	307.9	14.1	23.7

			$956.1	$517.2	$24.4	$53.7

(14) SEGMENTS OF BUSINESS

Alliant Energy’s principal businesses as of Dec. 31, 2007 are:

•

Utility business - includes IPL and WPL, serving customers in Iowa, Wisconsin and Minnesota. Refer to Notes 17 and 21 for discussion of Alliant Energy’s utility operations in Illinois and IPL’s electric transmission assets that were sold in February 2007 and December 2007, respectively. The utility business is broken down into three segments: a) electric operations; b) gas operations; and c) other, which includes the steam business, various other energy-related products and services and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total Utility Business.”

•

Non-regulated businesses - represents the operations of Resources and its subsidiaries, which includes the operations of the Non-regulated Generation business and other non-regulated investments described in Note 1(a); the operations of Resources (the non-regulated parent company); and any non-regulated reconciling/eliminating entries. Also included for 2006 and 2005 are operations for Alliant Energy’s former investments in New Zealand and Brazil that were sold in 2006. Refer to Note 9(b) for additional information on the New Zealand and Brazil investment sales.

•	Other - includes the operations of Alliant Energy (the parent company) and Corporate Services, as well as any Alliant Energy parent company reconciling/eliminating entries.

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on Alliant Energy’s corporate services agreements. In 2007, 2006 and 2005, gas revenues included $17 million, $19 million and $56 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Certain financial information relating to Alliant Energy’s significant business segments, products and services and geographic information was as follows (in millions):

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
2007
Operating revenues	$2,410.8	$630.2	$71.7	$3,112.7	$330.5	($5.6)	$3,437.6
Depreciation and amortization	224.6	26.4	2.0	253.0	12.0	(2.3)	262.7
Gain on sale of IPL’s electric transmission assets	218.8	--	--	218.8	--	--	218.8
Operating income (loss)	669.9	59.9	(4.0)	725.8	36.6	0.7	763.1
Interest expense, net of AFUDC				106.1	16.8	(14.0)	108.9
Equity income from unconsolidated investments	(28.4)	--	--	(28.4)	(0.9)	--	(29.3)
Preferred dividends				18.7	--	--	18.7
Interest income and other				(1.8)	(22.0)	8.1	(15.7)
Income taxes				246.1	8.0	1.7	255.8
Income from continuing operations				385.1	34.7	4.9	424.7
Income from discontinued operations, net of tax				--	0.6	--	0.6
Net income				385.1	35.3	4.9	425.3
Total assets	4,861.8	740.1	548.7	6,150.6	525.2	513.9	7,189.7
Investments in equity method subsidiaries	182.0	--	--	182.0	3.9	--	185.9
Construction and acquisition expenditures	476.0	40.2	2.3	518.5	9.8	13.7	542.0

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
2006
Operating revenues	$2,443.0	$633.3	$79.8	$3,156.1	$209.7	($6.4)	$3,359.4
Depreciation and amortization	220.4	27.0	5.2	252.6	10.9	(2.1)	261.4
Operating income	427.6	61.3	0.9	489.8	3.7	--	493.5
Interest expense, net of AFUDC				112.0	49.2	(23.6)	137.6
Loss on early extinguishment of debt				--	90.8	--	90.8
Equity income from unconsolidated investments	(27.0)	--	--	(27.0)	(18.5)	--	(45.5)
Gain on sale of AENZ stock				--	(253.9)	--	(253.9)
Preferred dividends				18.7	--	--	18.7
Interest income and other				(4.5)	(0.4)	9.4	4.5
Income taxes				131.6	67.5	3.9	203.0
Income from continuing operations				259.0	69.0	10.3	338.3
Loss from discontinued operations, net of tax				--	(22.6)	--	(22.6)
Net income				259.0	46.4	10.3	315.7
Total assets	5,085.9	766.1	475.7	6,327.7	606.5	149.9	7,084.1
Investments in equity method subsidiaries	175.3	--	--	175.3	4.4	--	179.7
Construction and acquisition expenditures	326.8	36.1	4.8	367.7	20.4	10.9	399.0

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
2005
Operating revenues	$2,320.6	$685.1	$85.6	$3,091.3	$195.6	($7.3)	$3,279.6
Depreciation and amortization	272.5	26.0	6.3	304.8	16.7	(1.2)	320.3
Operating income (loss)	437.6	48.1	(7.1)	478.6	(1.7)	(1.0)	475.9
Interest expense, net of AFUDC				98.1	77.4	(9.7)	165.8
Loss on early extinguishment of debt				--	54.4	--	54.4
Equity income from unconsolidated investments	(26.4)	--	--	(26.4)	(33.2)	--	(59.6)
Asset valuation charges - Brazil investments				--	334.3	--	334.3
Preferred dividends				18.7	--	--	18.7
Interest income and other				(5.2)	(39.3)	3.3	(41.2)
Income tax expense (benefit)				141.7	(197.6)	3.0	(52.9)
Income (loss) from continuing operations				251.7	(197.7)	2.4	56.4
Loss from discontinued operations, net of tax				--	(64.1)	--	(64.1)
Net income (loss)				251.7	(261.8)	2.4	(7.7)
Total assets	5,459.4	812.5	375.9	6,647.8	958.1	127.2	7,733.1
Investments in equity method subsidiaries	166.0	--	--	166.0	163.1	--	329.1
Construction and acquisition expenditures	409.3	46.4	1.8	457.5	70.8	9.8	538.1

Products and Services - In 2007, Alliant Energy’s utility electric and gas revenues represented 70% and 18% of consolidated operating revenues, respectively. No other products or services represented more than 10% of Alliant Energy’s consolidated operating revenues in 2007.

Geographic Information - At Dec. 31, 2007, 2006 and 2005, Alliant Energy’s long-lived assets to be held and used in foreign countries were not material.

(15) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill - At both Dec. 31, 2007 and 2006, Alliant Energy had $3 million of goodwill related to its environmental consulting, engineering and renewable energy services business included in “Other assets - deferred charges and other” on Alliant Energy’s Consolidated Balance Sheets.

Emission Allowances - Purchased emission allowances and related accumulated amortization were recorded as intangible assets in “Other assets - deferred charges and other” on the Consolidated Balance Sheets at Dec. 31 as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Purchased emission allowances	$64	$33	$57	$33	$7	$--
Accumulated amortization	1	1	1	1	--	--

Amortization expense for purchased emission allowances is recorded in “Electric production fuel and purchased power” in the Consolidated Statements of Income and is offset with the amortization of the regulatory liabilities established with the sales of emission allowances in 2006 and 2005, resulting in no impact on the respective results of operations. Amortization expense for emission allowances was as follows (in millions):

	Alliant Energy			IPL			WPL
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Amortization expense	$--	$1	$--	$--	$1	$--	$--	$--	$--

At Dec. 31, 2007, estimated amortization expense for 2008 to 2012 for purchased emission allowances was as follows (in millions):

	2008	2009	2010	2011	2012
IPL	$--	$15	$15	$10	$8
WPL	--	5	2	--	--
Alliant Energy	$--	$20	$17	$10	$8

Refer to Note 1(b) for further discussion of the regulatory treatment of IPL’s and WPL’s SO2 emission allowances.

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding.

	2007				2006
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)

Operating revenues	$912.7	$746.2	$907.3	$871.4	$930.9	$696.8	$890.4	$841.3
Operating income (a)	120.8	97.0	203.6	341.7	119.8	97.9	170.5	105.3
Income from continuing operations (b)(c)	65.2	45.0	116.2	198.3	13.1	46.1	87.8	191.3
Income (loss) from discontinued
operations, net of tax (Refer to Note 17)	(1.3)	3.6	3.4	(5.1)	(14.7)	(0.7)	(9.0)	1.8
Net income (loss) (b)(c)	63.9	48.6	119.6	193.2	(1.6)	45.4	78.8	193.1

EPS:
Income from continuing operations (b)(c)	0.56	0.40	1.05	1.80	0.11	0.39	0.75	1.65
Income (loss) from discontinued operations	(0.01)	0.03	0.03	(0.05)	(0.12)	--	(0.08)	0.01
Net income (loss) (b)(c)	0.55	0.43	1.08	1.75	(0.01)	0.39	0.67	1.66
(a)	In the fourth quarter of 2007, Alliant Energy recorded a pre-tax gain of $219 million related to the sale of IPL’s electric transmission assets.
(b)	In the fourth quarter of 2007, Alliant Energy recorded an after-tax gain of $123 million, or $1.11 per share, related to the sale of IPL’s electric transmission assets.
(c)	In the fourth quarter of 2006, Alliant Energy recorded an after-tax gain of $150 million, or $1.29 per share, related to the sale of its interest in AENZ.

(17) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Alliant Energy has completed the disposal of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2005 through 2007 and qualified as assets held for sale as defined by SFAS 144 before Dec. 31, 2007:

Business/Asset	Disposal Date	Segment
Non-regulated businesses:
Energy services (Cogenex Corp. and affiliates)	Second quarter of 2005	Non-regulated
Biomass facility	Second quarter of 2005	Non-regulated
Oil gathering pipeline system	Fourth quarter of 2005	Non-regulated
Gas gathering pipeline systems	Second quarter of 2006	Non-regulated
China	Completed in the fourth	Non-regulated
quarter of 2006 (a)
Mexico	Second quarter of 2007	Non-regulated
Utility businesses/assets:
WPL’s water utility in Ripon, Wisconsin	Third quarter of 2005	Utility - Other
WPL’s interest in Kewaunee	Third quarter of 2005	Utility - Electric
IPL’s interest in DAEC	First quarter of 2006	Utility - Electric
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	Utility - Other
WPL’s electric and gas utility assets in Illinois (b)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois (c)	First quarter of 2007	Utility - Electric and Gas
IPL’s electric transmission assets (d) (Note 21)	Fourth quarter of 2007	Utility - Electric
(a)	Of a total of 10 generating facilities in China, three were sold in 2005 and seven were sold in 2006.
(b)	Upon completion of this sale, WPL received net proceeds of $24 million.
(c)	Upon completion of this sale, IPL received net proceeds of $28 million.
(d)	Qualified as assets and liabilities held for sale beginning in 2007.

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

A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2007	2006	2005
Operating revenues (excluding gains)	$--	$46.6	$166.2
Operating expenses (excluding losses and valuation charges)	3.4	47.8	165.0
(Gains), losses and valuation charges, net:
Mexico business (a)	(10.7)	32.1	--
China business (b)	1.5	5.0	72.1
Other (c)	--	(7.2)	15.5
Interest expense and other:
Interest expense (d)	2.1	9.6	23.8
Interest income and other	(0.5)	0.3	(0.8)
Income (loss) before income taxes	4.2	(41.0)	(109.4)
Income tax expense (benefit) (e)	3.6	(18.4)	(45.3)
Income (loss) from discontinued operations, net of tax	$0.6	($22.6)	($64.1)

(a)

In 2007, Alliant Energy received net proceeds of $66 million and recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale. In 2006, Alliant Energy recorded pre-tax, non-cash valuation charges of $32.1 million as a result of declines in the fair value of its Mexico business during 2006. The fair values in 2006 were estimated using updated market information from bids received from several potential buyers for the Mexico business.

(b)

In 2007, Alliant Energy recorded a $1.5 million pre-tax loss due to a purchase price adjustment associated with the sale of one of its China generating facilities. In 2005, Alliant Energy recorded pre-tax, non-cash valuation charges of $72.1 million (includes $10.9 million related to goodwill), net of allocation to minority interest, related to several of its China generating facilities. The decline in fair values of these generating facilities during 2005 was primarily due to the impacts of increased coal and transportation costs. The fair values during 2005 were estimated using a combination of expected discounted future cash flows and market value indicators including updated market information from recent sales agreements for these and other generating facilities.

(c)

In 2006, Alliant Energy recorded a $7.2 million pre-tax gain related to the sale of its gas gathering pipeline systems. In 2005, Alliant Energy recorded the following pre-tax losses or valuation charges related to various non-regulated businesses: energy services business-$6.2 million; oil gathering pipeline system-$6.0 million; gas gathering pipeline systems-$1.9 million and biomass facility-$1.4 million.

(d)

In accordance with EITF Issue 87-24, “Allocation of Interest to Discontinued Operations,” Alliant Energy allocated interest expense to its Mexico and China businesses based on the amount of debt incurred by Resources that was specifically attributable to the operations and capital requirements of these respective businesses. In 2007, 2006 and 2005, the amount of interest expense allocated to Alliant Energy’s Mexico business was $1.5 million, $4.4 million and $5.7 million, respectively. In 2006 and 2005, the amount of interest expense allocated to Alliant Energy’s China business was $2.8 million and $11.6 million, respectively.

(e)

In 2007, Alliant Energy effectively settled with the IRS the audit of its U.S. federal income tax returns for calendar years 1999 through 2001, reassessed the most likely outcome of its 2002 through 2005 federal and state income tax audits and completed the filing of its U.S. federal income tax return for the calendar year 2006. In addition, Alliant Energy reversed deferred tax asset valuation allowances originally recorded in prior years related to a change in Alliant Energy’s anticipated ability to utilize certain capital losses prior to the expiration period. As a result of these events, Alliant Energy recorded changes to its provision for income taxes including the impact of $1.3 million of income tax expense allocated to its discontinued operations in 2007 related to the operations of its former Australia, Energy Services and China businesses.

A summary of the assets and liabilities held for sale on Alliant Energy’s Consolidated Balance Sheet at Dec. 31, 2006 was as follows (in millions):

Assets held for sale:
Property, plant and equipment, net	$563.0
Current assets (includes cash)	2.7
Other assets	16.2
Total assets held for sale	581.9
Liabilities held for sale:
Current liabilities (includes current portion of long-term debt)	5.6
Long-term debt	2.9
Other long-term liabilities and deferred credits	50.7
Total liabilities held for sale	59.2
Net assets held for sale	$522.7

A summary of the components of cash flows for discontinued operations was as follows (in millions):

	2007	2006	2005
Net cash flows used for operating activities	($11.7)	($17.4)	($34.8)

Proceeds from the disposition of assets	66.1	103.1	47.2
Net cash flows from (used for) investing activities	0.1	(2.2)	(38.9)
Net cash flows from investing activities	66.2	100.9	8.3

Net cash flows from financing activities	10.8	9.7	10.4

(18) ASSET RETIREMENT OBLIGATIONS (AROs)

Alliant Energy’s AROs relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, active ash landfills, water intake facilities, above ground and under ground storage tanks, groundwater wells, distribution equipment, easement improvements, leasehold improvements and certain hydro facilities. Alliant Energy’s AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls (PCB) and closure of coal yards and ash ponds. Alliant Energy’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2007	2006	2007	2006	2007	2006
Balance at Jan. 1	$38.5	$35.5	$27.1	$24.6	$11.4	$10.9
Accretion expense	2.2	2.1	1.5	1.5	0.7	0.6
Revisions in estimated cash flows	2.2	(0.3)	2.1	--	0.1	(0.3)
Liabilities incurred	0.5	2.0	0.5	1.1	--	0.9
Liabilities settled	(0.6)	(0.8)	(0.3)	(0.1)	(0.3)	(0.7)
Balance at Dec. 31	$42.8	$38.5	$30.9	$27.1	$11.9	$11.4

(19) VARIABLE INTEREST ENTITIES

FIN 46R requires consolidation where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine) for the Riverside and RockGen PPAs to determine whether the counterparties are variable interest entities per FIN 46R and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. In 2007, 2006 and 2005, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $64 million, $61 million and $65 million, respectively. In 2007, 2006 and 2005, WPL’s costs, excluding fuel costs, related to the RockGen PPA were $16 million, $16 million and $18 million, respectively.

In December 2005, Calpine filed voluntary petitions to restructure under Chapter 11 of the U.S. Bankruptcy Code. RockGen was part of the bankruptcy proceedings but Riverside was excluded. WPL utilizes RockGen primarily for capacity. In January 2008, Calpine emerged from bankruptcy and the RockGen PPA will continue in force through May 2009, the end of the PPA term.

(20) RELATED PARTIES

(a) ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. ATC billed WPL $72 million, $59 million and $52 million in 2007, 2006 and 2005, respectively. WPL billed ATC $8.6 million, $9.9 million and $9.3 million in 2007, 2006 and 2005, respectively. At Dec. 31, 2007 and 2006, WPL owed ATC net amounts of $5.3 million and $4.4 million, respectively. ATC also provides operation and maintenance services to IPL and billed IPL $3.4 million, $3.1 million and $2.9 million in 2007, 2006 and 2005, respectively.

(b) NMC - Alliant Energy received services from NMC for the management and operation of DAEC and Kewaunee. NMC billed IPL $7.3 million and $81 million in 2006 and 2005, respectively, for its allocated portion for DAEC. NMC billed WPL indirectly, through Wisconsin Public Service Corporation, $18 million in 2005 for its allocated portion for Kewaunee. As a result of the DAEC and Kewaunee sales, Alliant Energy no longer receives services from NMC.

(21) SALE OF IPL’S ELECTRIC TRANSMISSION ASSETS

In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC, a wholly owned subsidiary of ITC Holdings Corporation (ITC Holdings), for net proceeds of $772 million. Such proceeds are subject to post-closing adjustments based on the value of the net assets transferred as of the closing date and assumption by ITC of certain liabilities of IPL. IPL used proceeds from the sale to issue a $400 million dividend to Alliant Energy, to retire $150 million of its short-term debt, to fund investments in short-term securities and for general corporate purposes. IPL sold its electric transmission assets in December 2007 in order to monetize the value of the assets to help fund future capital expenditures, to capture tax benefits under federal tax policy that allows deferral of gains on sales of qualifying electric transmission assets completed prior to Jan. 1, 2008 and to promote regional transmission expansion that is expected to improve transmission reliability and access for its customers in Iowa and Minnesota.

Pursuant to the sale agreement, ITC acquired IPL’s transmission assets at 34.5-kilovolts and higher, including transmission lines, transmission substations, and associated land rights, contracts, permits and equipment. As of the closing date, the carrying value of the assets and liabilities sold was as follows (in millions):

Assets:		Liabilities:
Property, plant and equipment, net	$513	Current liabilities	$5
Other	3	Long-term regulatory and other liabilities	44
	$516		$49

The sale of IPL’s electric transmission assets resulted in a pre-tax gain of $219 million, which was recorded in “Gain on sale of IPL’s electric transmission assets” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2007. The gain reflected the net proceeds from the sale plus an estimate for post-closing adjustments less the net assets sold identified in the table above and the regulatory liability established pursuant to an IUB order discussed below.

Upon closing the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB in September 2007 when they allowed the transaction to proceed. The regulatory liability represents the present value of IPL’s obligation to refund to its customers payments of $13 million per year for eight years beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC discussed below. The regulatory liability will earn interest at a rate equivalent to the monthly average U.S. Treasury for three-year maturities. During the IUB hearing process, IPL also committed that it would not file for a common equity ratio in excess of 50% in its next electric rate proceeding filed in Iowa. In October 2007, the Office of Consumer Advocate in Iowa issued a petition seeking judicial review of the IUB’s decision to allow the transaction to proceed. In addition, the MPUC issued its oral decision in December 2007, and the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request for a Stay and Motion for Reconsideration with the MPUC. In February 2008, the MPUC granted OAG a rehearing of its petition for reconsideration. IPL currently does not believe the judicial review of the IUB’s decision, or the OAG’s request to the MPUC will be successful. However, IPL cannot provide any assurances that the judicial review or the OAG’s request will be resolved in a timely or satisfactory manner. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period.

IPL’s assets and liabilities related to the electric transmission assets sale agreement have been classified as held for sale on Alliant Energy’s and IPL’s Consolidated Balance Sheets as of Dec. 31, 2006. The operating results of IPL’s electric transmission assets have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these assets after the disposal transaction. Refer to Note 17 for additional information.

The transmission rates that ITC Holdings’ subsidiaries charge their utility customers for transmission service are fully regulated by FERC. Subsequent to the closing date, IPL will pay the regulated rates to ITC for transmission services needed to serve its customers.

(22) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Alliant Energy has fully and unconditionally guaranteed the payment of principal and interest on the exchangeable senior notes issued by Resources (a wholly-owned subsidiary of Alliant Energy) and, as a result, is required to present condensed consolidating financial statements. No Alliant Energy subsidiaries are guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2007
Operating revenues:
Utility:
Electric	$-	$-	$2,410.8	$-	$2,410.8
Gas	-	-	630.2	-	630.2
Other	-	-	71.7	-	71.7
Non-regulated	-	330.5	336.2	(341.8)	324.9

	-	330.5	3,448.9	(341.8)	3,437.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,202.7	-	1,202.7
Cost of gas sold	-	-	441.1	-	441.1
Other operation and maintenance	-	-	607.2	-	607.2
Non-regulated operation and maintenance	1.7	275.0	307.2	(313.0)	270.9
Depreciation and amortization	0.1	12.0	272.4	(21.8)	262.7
Taxes other than income taxes	-	6.9	109.1	(7.3)	108.7

	1.8	293.9	2,939.7	(342.1)	2,893.3

Gain on sale of IPL's electric transmission assets	-	-	218.8	-	218.8

Operating income (loss)	(1.8)	36.6	728.0	0.3	763.1

Interest expense and other:
Interest expense	0.6	16.8	118.1	(18.8)	116.7
Equity income from unconsolidated investments	-	(0.9)	(28.4)	-	(29.3)
Allowance for funds used during construction	-	-	(8.2)	0.4	(7.8)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(428.3)	(22.0)	(2.7)	437.3	(15.7)

	(427.7)	(6.1)	97.5	418.9	82.6

Income from continuing operations before income taxes	425.9	42.7	630.5	(418.6)	680.5

Income taxes	1.2	8.0	245.4	1.2	255.8

Income from continuing operations	424.7	34.7	385.1	(419.8)	424.7

Income from discontinued operations, net of tax	-	0.6	-	-	0.6

Net income	$424.7	$35.3	$385.1	($419.8)	$425.3

Year Ended Dec. 31, 2006
Operating revenues:
Utility:
Electric	$-	$-	$2,443.0	$-	$2,443.0
Gas	-	-	633.3	-	633.3
Other	-	-	79.8	-	79.8
Non-regulated	-	209.7	317.3	(323.7)	203.3

	-	209.7	3,473.4	(323.7)	3,359.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,257.4	-	1,257.4
Cost of gas sold	-	-	431.7	-	431.7
Other operation and maintenance	-	-	622.3	-	622.3
Non-regulated operation and maintenance	2.3	189.2	283.5	(290.1)	184.9
Depreciation and amortization	0.2	10.9	274.9	(24.6)	261.4
Taxes other than income taxes	-	5.9	111.8	(9.5)	108.2

	2.5	206.0	2,981.6	(324.2)	2,865.9

Operating income (loss)	(2.5)	3.7	491.8	0.5	493.5

Interest expense and other:
Interest expense	0.6	49.2	123.7	(27.8)	145.7
Loss on early extinguishment of debt	-	90.8	-	-	90.8
Equity income from unconsolidated investments	-	(18.5)	(27.0)	-	(45.5)
Gain on sale of Alliant Energy New Zealand Ltd. stock	-	(253.9)	-	-	(253.9)
Allowance for funds used during construction	-	-	(8.3)	0.2	(8.1)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	(321.5)	(0.4)	(5.7)	332.1	4.5

	(320.9)	(132.8)	101.4	304.5	(47.8)

Income from continuing operations before income taxes	318.4	136.5	390.4	(304.0)	541.3

Income taxes	3.4	67.5	131.4	0.7	203.0

Income from continuing operations	315.0	69.0	259.0	(304.7)	338.3

Loss from discontinued operations, net of tax	-	(22.6)	-	-	(22.6)

Net income	$315.0	$46.4	$259.0	($304.7)	$315.7

Alliant Energy Corporation Condensed Consolidating Statement of Income

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Year Ended Dec. 31, 2005
Operating revenues:
Utility:
Electric	$-	$-	$2,320.6	$-	$2,320.6
Gas	-	-	685.1	-	685.1
Other	-	-	85.6	-	85.6
Non-regulated	-	195.6	287.9	(295.2)	188.3

	-	195.6	3,379.2	(295.2)	3,279.6

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	1,009.3	-	1,009.3
Cost of gas sold	-	-	504.6	-	504.6
Other operation and maintenance	-	-	698.5	-	698.5
Non-regulated operation and maintenance	2.3	175.1	257.3	(264.7)	170.0
Depreciation and amortization	0.1	16.7	326.3	(22.8)	320.3
Taxes other than income taxes	-	5.5	102.9	(7.4)	101.0

	2.4	197.3	2,898.9	(294.9)	2,803.7

Operating income (loss)	(2.4)	(1.7)	480.3	(0.3)	475.9

Interest expense and other:
Interest expense	0.3	77.4	111.7	(13.6)	175.8
Loss on early extinguishment of debt	-	54.4	-	-	54.4
Equity income from unconsolidated investments	-	(33.2)	(26.4)	-	(59.6)
Asset valuation charges - Brazil investments	-	334.3	-	-	334.3
Allowance for funds used during construction	-	-	(10.1)	0.1	(10.0)
Preferred dividend requirements of subsidiaries	-	-	18.7	-	18.7
Interest income and other	2.7	(39.3)	(6.1)	1.5	(41.2)

	3.0	393.6	87.8	(12.0)	472.4

Income (loss) from continuing operations before income taxes	(5.4)	(395.3)	392.5	11.7	3.5

Income tax expense (benefit)	2.7	(197.6)	140.8	1.2	(52.9)

Income (loss) from continuing operations	(8.1)	(197.7)	251.7	10.5	56.4

Loss from discontinued operations, net of tax	-	(64.1)	-	-	(64.1)

Net income (loss)	($8.1)	($261.8)	$251.7	$10.5	($7.7)

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2007

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,633.7	$-	$5,633.7
Gas plant in service	-	-	726.3	-	726.3
Other plant in service	-	-	466.8	-	466.8
Accumulated depreciation	-	-	(2,692.5)	-	(2,692.5)
Leased Sheboygan Falls Energy Facility, net	-	-	107.9	(107.9)	-
Construction work in progress	-	-	195.4	-	195.4
Other, net	-	-	4.6	-	4.6

Total utility	-	-	4,442.2	(107.9)	4,334.3

Non-regulated and other, net	-	176.2	39.4	130.0	345.6

	-	176.2	4,481.6	22.1	4,679.9

Current assets:
Cash and cash equivalents	589.3	93.7	62.6	-	745.6
Production fuel, at weighted average cost	-	-	92.2	-	92.2
Regulatory assets	-	-	58.5	-	58.5
Derivative assets	-	0.2	33.9	-	34.1
Other	2.9	71.1	590.8	(122.9)	541.9

	592.2	165.0	838.0	(122.9)	1,472.3

Investments:
Consolidated subsidiaries	2,093.2	-	-	(2,093.2)	-
Other	16.2	9.0	212.7	-	237.9

	2,109.4	9.0	212.7	(2,093.2)	237.9

Other assets	4.6	175.0	859.9	(239.9)	799.6

Total assets	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2007

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,484.5	$262.8	$1,542.8	($1,805.6)	$1,484.5
Retained earnings	1,203.5	(134.0)	421.7	(286.0)	1,205.2
Accumulated other comprehensive income	0.2	0.2	-	(0.2)	0.2
Shares in deferred compensation trust	(8.7)	-	-	-	(8.7)

Total common equity	2,679.5	129.0	1,964.5	(2,091.8)	2,681.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.0	1,298.5	-	1,404.5

	2,679.5	235.0	3,506.8	(2,091.8)	4,329.5

Current liabilities:
Current maturities	-	2.8	137.3	-	140.1
Commercial paper	-	-	81.8	-	81.8
Other short-term borrowings	-	-	29.5	-	29.5
Derivative liabilities	-	-	24.3	-	24.3
Other	11.8	103.2	670.1	(123.8)	661.3

	11.8	106.0	943.0	(123.8)	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	148.7	675.1	1.2	822.9
Other	17.0	31.6	1,267.3	(219.5)	1,096.4

	14.9	180.3	1,942.4	(218.3)	1,919.3

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2006

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,407.0	$-	$5,407.0
Gas plant in service	-	-	696.7	-	696.7
Other plant in service	-	-	459.1	-	459.1
Accumulated depreciation	-	-	(2,580.0)	-	(2,580.0)
Leased Sheboygan Falls Energy Facility, net	-	-	114.0	(114.0)	-
Construction work in progress	-	-	138.3	-	138.3
Other, net	-	-	4.3	-	4.3

Total utility	-	-	4,239.4	(114.0)	4,125.4

Non-regulated and other, net	-	187.2	42.3	133.9	363.4

	-	187.2	4,281.7	19.9	4,488.8

Current assets:
Cash and cash equivalents	167.1	66.5	31.6	-	265.2
Production fuel, at weighted average cost	-	-	73.2	-	73.2
Regulatory assets	-	-	133.7	-	133.7
Derivative assets	-	-	7.2	-	7.2
Assets held for sale	-	67.4	514.5	-	581.9
Other	113.5	90.6	567.8	(203.2)	568.7

	280.6	224.5	1,328.0	(203.2)	1,629.9

Investments:
Consolidated subsidiaries	2,361.8	-	-	(2,361.8)	-
Other	15.1	8.6	204.2	-	227.9

	2,376.9	8.6	204.2	(2,361.8)	227.9

Other assets	4.2	186.2	751.8	(204.7)	737.5

Total assets	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet (Continued) as of Dec. 31, 2006

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

CAPITALIZATION AND LIABILITIES	(in millions)
Capitalization:
Common stock and additional paid-in capital	$1,744.2	$259.6	$1,442.3	($1,701.9)	$1,744.2
Retained earnings	922.5	(171.3)	840.1	(667.7)	923.6
Accumulated other comprehensive income (loss)	(8.7)	0.4	(9.1)	8.7	(8.7)
Shares in deferred compensation trust	(7.8)	-	-	-	(7.8)

Total common equity	2,650.2	88.7	2,273.3	(2,360.9)	2,651.3

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	136.2	1,187.1	-	1,323.3

	2,650.2	224.9	3,704.2	(2,360.9)	4,218.4

Current liabilities:
Current maturities	-	9.8	184.8	-	194.6
Commercial paper	-	-	178.8	-	178.8
Derivative liabilities	-	2.5	85.5	-	88.0
Liabilities held for sale	-	5.2	54.0	-	59.2
Other	8.6	199.2	623.1	(204.1)	626.8

	8.6	216.7	1,126.2	(204.1)	1,147.4

Other long-term liabilities and deferred credits:
Deferred income taxes	(1.7)	146.3	612.9	0.8	758.3
Other	4.6	13.7	1,122.4	(185.6)	955.1

	2.9	160.0	1,735.3	(184.8)	1,713.4

Minority interest	-	4.9	-	-	4.9

Total capitalization and liabilities	$2,661.7	$606.5	$6,565.7	($2,749.8)	$7,084.1

Alliant Energy Corporation Condensed Consolidating Statement of Cash Flows for the Year Ended Dec. 31, 2007

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)

Net cash flows from operating activities	$436.3	$87.0	$505.9	($440.4)	$588.8

Cash flows from investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(518.5)	2.5	(516.0)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(9.8)	(16.2)	-	(26.0)
Proceeds from asset sales	-	79.1	824.2	(2.5)	900.8
Purchases of emission allowances	-	-	(23.9)	-	(23.9)
Other	283.5	13.3	(23.9)	(278.8)	(5.9)

Net cash flows from investing activities	283.5	82.6	241.7	(278.8)	329.0

Cash flows used for financing activities:
Common stock dividends	(143.2)	-	(801.0)	801.0	(143.2)
Repurchase of common stock	(296.8)	-	-	-	(296.8)
Proceeds from issuance of long-term debt	-	-	300.0	-	300.0
Reductions in long-term debt	-	(38.4)	(234.8)	-	(273.2)
Net change in short-term borrowings	108.8	(108.8)	(67.5)	-	(67.5)
Other	33.6	4.0	86.7	(81.8)	42.5

Net cash flows used for financing activities	(297.6)	(143.2)	(716.6)	719.2	(438.2)

Net increase in cash and cash equivalents	422.2	26.4	31.0	-	479.6
Cash and cash equivalents at beginning of period	167.1	67.3	31.6	-	266.0

Cash and cash equivalents at end of period	$589.3	$93.7	$62.6	$-	$745.6

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiary	Adjustments	Energy

Year Ended Dec. 31, 2006	(in millions)

Net cash flows from (used for) operating activities	$323.9	($20.7)	$425.3	($325.2)	$403.3

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(367.7)	-	(367.7)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	-	(20.4)	(10.9)	-	(31.3)
Proceeds from asset sales	-	457.5	339.5	-	797.0
Purchases of emission allowances	-	-	(9.7)	-	(9.7)
Sales of emission allowances	-	-	35.1	-	35.1
Purchases of securities within nuclear decommissioning trusts	-	-	(3.5)	-	(3.5)
Sales of securities within nuclear decommissioning trusts	-	-	51.7	-	51.7
Other	(58.3)	7.7	(18.5)	63.3	(5.8)

Net cash flows from (used for) investing activities	(58.3)	444.8	16.0	63.3	465.8

Cash flows used for financing activities:
Common stock dividends	(134.4)	-	(312.0)	312.0	(134.4)
Repurchase of common stock	(105.1)	-	-	-	(105.1)
Proceeds from issuance of long-term debt	-	-	39.1	-	39.1
Reductions in long-term debt	-	(439.3)	(99.3)	-	(538.6)
Net change in short-term borrowings	(68.9)	136.1	(84.2)	-	(17.0)
Debt repayment premiums	-	(83.0)	-	-	(83.0)
Other	49.5	6.1	14.4	(50.1)	19.9

Net cash flows used for financing activities	(258.9)	(380.1)	(442.0)	261.9	(819.1)

Net increase (decrease) in cash and cash equivalents	6.7	44.0	(0.7)	-	50.0
Total cash and cash equivalents at beginning of period	160.4	23.3	32.3	-	216.0

Total cash and cash equivalents at end of period	167.1	67.3	31.6	-	266.0
Less: cash and cash equivalents classified as held for sale at end of period	-	0.8	-	-	0.8

Cash and cash equivalents at end of period	$167.1	$66.5	$31.6	$-	$265.2

Year Ended Dec. 31, 2005
Net cash flows from (used for) operating activities	($13.6)	$102.7	$485.6	($9.3)	$565.4

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(457.5)	0.3	(457.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(0.1)	(70.8)	(10.0)	-	(80.9)
Proceeds from asset sales	-	54.5	81.2	(0.3)	135.4
Purchases of emission allowances	-	-	(70.7)	-	(70.7)
Sales of emission allowances	-	-	74.0	-	74.0
Purchases of securities within nuclear decommissioning trusts	-	-	(83.6)	-	(83.6)
Sales of securities within nuclear decommissioning trusts	-	-	151.2	-	151.2
Other	205.4	38.2	(23.0)	(204.8)	15.8

Net cash flows from (used for) investing activities	205.3	21.9	(338.4)	(204.8)	(316.0)

Cash flows used for financing activities:
Common stock dividends	(121.9)	-	(199.6)	199.6	(121.9)
Proceeds from issuance of long-term debt	-	167.4	88.4	-	255.8
Reductions in long-term debt	-	(390.3)	(186.7)	-	(577.0)
Net change in short-term borrowings	(39.7)	39.7	179.9	-	179.9
Debt repayment premiums	-	(50.4)	-	-	(50.4)
Other	29.2	3.2	(31.3)	14.5	15.6

Net cash flows used for financing activities	(132.4)	(230.4)	(149.3)	214.1	(298.0)

Net increase (decrease) in cash and cash equivalents	59.3	(105.8)	(2.1)	-	(48.6)
Total cash and cash equivalents at beginning of period	101.1	129.1	34.4	-	264.6

Total cash and cash equivalents at end of period	160.4	23.3	32.3	-	216.0
Less: cash and cash equivalents classified as held for sale at end of period	-	10.7	-	-	10.7

Cash and cash equivalents at end of period	$160.4	$12.6	$32.3	$-	$205.3

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Year Ended Dec. 31, 2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$0.7	$5.5	$108.5	$-	$114.7
Income taxes, net of refunds	(7.6)	(51.8)	211.1	-	151.7
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0

Year Ended Dec. 31, 2006
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	0.2	45.8	116.8	-	162.8
Income taxes, net of refunds	3.9	(19.0)	105.4	-	90.3
Noncash investing and financing activities:
Debt assumed by buyer of Alliant Energy New Zealand Ltd.	-	169.2	-	-	169.2
Debt assumed by buyer of China generating facilities	-	26.8	-	-	26.8
Capital lease obligations incurred	-	-	1.7	-	1.7

Year Ended Dec. 31, 2005
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	0.3	67.7	117.6	-	185.6
Income taxes, net of refunds	5.5	(120.3)	196.9	-	82.1
Noncash investing and financing activities:
Capital lease obligations incurred	-	-	129.7	(123.8)	5.9

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Interstate Power and Light Company and subsidiaries (IPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. IPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

IPL’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management believes that, as of December 31, 2007, its internal control over financial reporting was effective based on those criteria.

/s/ William D. Harvey

William D. Harvey

Chairman and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Chief Financial Officer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Interstate Power and Light Company, Cedar Rapids, Iowa:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Interstate Power and Light Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(u) to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and other postretirement benefits plans on December 31, 2006, and for uncertainty in income taxes on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 28, 2008

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

	(in millions)
Operating revenues:
Electric utility	$1,270.1	$1,331.6	$1,246.7
Gas utility	364.5	359.4	362.8
Steam and other	61.3	63.8	72.2

	1,695.9	1,754.8	1,681.7

Operating expenses:
Electric production fuel and purchased power	537.6	607.9	408.5
Cost of gas sold	266.1	256.9	272.7
Other operation and maintenance	371.0	377.1	439.4
Depreciation and amortization	143.1	145.3	196.9
Taxes other than income taxes	61.8	62.7	60.2

	1,379.6	1,449.9	1,377.7

Gain on sale of IPL's electric transmission assets	218.8	-	-

Operating income	535.1	304.9	304.0

Interest expense and other:
Interest expense	64.3	71.8	67.7
Allowance for funds used during construction	(5.2)	(5.5)	(6.7)
Interest income and other	(1.1)	(3.2)	(2.9)

	58.0	63.1	58.1

Income before income taxes	477.1	241.8	245.9

Income taxes	186.8	69.4	80.8

Net income	290.3	172.4	165.1

Preferred dividend requirements	15.4	15.4	15.4

Earnings available for common stock	$274.9	$157.0	$149.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,419.3	$3,295.3
Gas plant in service	378.7	371.1
Steam plant in service	54.0	51.5
Other plant in service	228.0	218.3
Accumulated depreciation	(1,584.3)	(1,525.3)

Net plant	2,495.7	2,410.9
Construction work in progress	92.8	71.6
Other, less accumulated depreciation of $3.9 and $3.8	2.0	1.6

	2,590.5	2,484.1

Current assets:
Cash and cash equivalents	39.4	0.5
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.5 and $1.7	79.8	46.9
Other, less allowance for doubtful accounts of $0.4 and $0.3	25.2	50.8
Income tax refunds receivable	44.6	-
Production fuel, at weighted average cost	55.2	46.5
Materials and supplies, at weighted average cost	21.5	18.4
Gas stored underground, at weighted average cost	32.6	35.3
Regulatory assets	31.2	67.3
Derivative assets	19.0	1.0
Assets held for sale	-	490.2
Other	6.6	12.2

	355.1	769.1

Investments	17.6	16.6

Other assets:
Regulatory assets	294.8	296.9
Deferred charges and other	104.0	61.9

	398.8	358.8

Total assets	$3,362.0	$3,628.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	873.1	772.8
Retained earnings	21.0	357.7
Accumulated other comprehensive loss	-	(1.6)

Total common equity	927.5	1,162.3

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	761.5	813.5

	1,872.8	2,159.6

Current liabilities:
Current maturities	2.3	79.8
Commercial paper	-	43.9
Other short term borrowings	29.5	-
Accounts payable	141.6	124.3
Accounts payable to associated companies	28.8	31.9
Regulatory liabilities	37.3	15.8
Accrued taxes	50.8	81.3
Derivative liabilities	16.6	41.1
Liabilities held for sale	-	52.6
Other	64.3	48.4

	371.2	519.1

Other long-term liabilities and deferred credits:
Deferred income taxes	422.6	355.2
Regulatory liabilities	482.5	395.2
Pension and other benefit obligations	50.7	70.3
Other	162.2	129.2

	1,118.0	949.9

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$3,362.0	$3,628.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$290.3	$172.4	$165.1
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	143.1	145.3	196.9
Other amortizations	8.0	8.8	21.3
Deferred tax expense and investment tax credits	90.3	23.6	7.6
Gain on sale of IPL's electric transmission assets	(218.8)	-	-
Other	(1.2)	(7.6)	(8.5)
Other changes in assets and liabilities:
Accounts receivable	19.5	11.8	(35.1)
Sale of accounts receivable	(25.0)	25.0	25.0
Income tax refunds receivable	(44.6)	27.5	(25.2)
Gas stored underground	2.7	16.6	(17.3)
Regulatory assets	85.0	(38.0)	107.4
Derivative assets	(19.9)	10.5	(11.4)
Accounts payable	9.7	(22.2)	34.0
Accrued taxes	(24.8)	(58.1)	(0.3)
Regulatory liabilities	5.0	(14.7)	(68.7)
Derivative liabilities	(25.2)	36.6	2.8
Deferred income taxes	(26.1)	32.7	(86.0)
Pension and other benefit obligations	(19.6)	(68.1)	1.1
Other	9.0	(29.9)	23.3

Net cash flows from operating activities	257.4	272.2	332.0

Cash flows from (used for) investing activities:
Utility construction and acquisition expenditures	(315.4)	(205.2)	(272.2)
Proceeds from asset sales	800.6	332.0	1.1
Purchases of emission allowances	(23.9)	(9.7)	(70.7)
Sales of emission allowances	-	35.1	74.0
Purchases of securities within nuclear decommissioning trusts	-	(3.5)	(77.5)
Sales of securities within nuclear decommissioning trusts	-	51.7	67.8
Changes in restricted cash within nuclear decommissioning trusts	-	(42.5)	(3.8)
Other	(9.3)	(2.6)	(26.7)

Net cash flows from (used for) investing activities	452.0	155.3	(308.0)

Cash flows used for financing activities:
Common stock dividends	(609.9)	(219.8)	(109.9)
Preferred stock dividends	(15.4)	(15.4)	(15.4)
Capital contribution from parent	100.0	26.0	-
Proceeds from issuance of long-term debt	-	-	88.4
Reductions in long-term debt	(129.8)	(60.2)	(98.7)
Net change in short-term borrowings	(14.4)	(125.6)	133.5
Principal payments under capital lease obligations	-	(40.2)	(13.2)
Other	(1.0)	7.5	(8.1)

Net cash flows used for financing activities	(670.5)	(427.7)	(23.4)

Net increase (decrease) in cash and cash equivalents	38.9	(0.2)	0.6

Cash and cash equivalents at beginning of period	0.5	0.7	0.1

Cash and cash equivalents at end of period	$39.4	$0.5	$0.7

Supplemental cash flows information:
Cash paid during the period for:
Interest	$66.0	$68.1	$75.7

Income taxes, net of refunds	$157.4	$80.8	$125.5

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$1.7	$5.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2007	2006

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$927.5	$1,162.3

Cumulative preferred stock, net:
Cumulative, liquidation preference $25 per share, not mandatorily redeemable
- authorized 16,000,000 shares:
8.375% series, 6,000,000 shares outstanding, redeemable on or after March 15, 2013	150.0	150.0
7.1% series, 1,600,000 shares outstanding, redeemable on or after Sep. 15, 2008	40.0	40.0

	190.0	190.0
Less: discount	(6.2)	(6.2)

	183.8	183.8

Long-term debt, net:
Senior Debentures:
6.625%, due 2009	135.0	135.0
6.75%, due 2011	200.0	200.0
5.875%, due 2018	100.0	100.0
5.5%, due 2025	50.0	50.0
6.45%, due 2033	100.0	100.0
6.3%, due 2034	125.0	125.0

	710.0	710.0
Pollution Control Revenue Bonds:
3.6%, due 2008	2.3	2.3
6.25%, due 2009	1.0	1.0
Variable rate (3.7% at Dec. 31, 2007), due 2010	3.2	3.2
Variable rate (4.5% at Dec. 31, 2007), due 2014	38.4	38.4
3.6% through October 2008 (variable or fixed rate thereafter), due 2023	10.0	10.0

	54.9	54.9
Collateral Trust Bonds:
6.875%, matured in 2007	-	55.0
6%, due 2008, defeased in 2007	-	50.0

	-	105.0
First Mortgage Bonds:
8%, matured in 2007	-	24.8

Total, gross	764.9	894.7
Less:
Current maturities	(2.3)	(79.8)
Unamortized debt discount, net	(1.1)	(1.4)

Total long-term debt, net	761.5	813.5

Total capitalization	$1,872.8	$2,159.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2005:
Beginning balance (a)	$33.4	$746.3	$380.7	($18.1)	$1,142.3
Earnings available for common stock			149.7		149.7
Minimum pension liability adjustment,
net of tax of ($16.6)				(29.4)	(29.4)

Total comprehensive income					120.3
Common stock dividends			(109.9)		(109.9)
Other		0.1			0.1

Ending balance	33.4	746.4	420.5	(47.5)	1,152.8

2006:
Earnings available for common stock			157.0		157.0
Minimum pension liability adjustment,
net of tax of $29.2				46.8	46.8

Total comprehensive income					203.8
Common stock dividends			(219.8)		(219.8)
Capital contribution from parent		26.0			26.0
SFAS 158 transition adjustment,
net of tax of ($0.8) (Note 1(u))				(0.9)	(0.9)
Other		0.4			0.4

Ending balance	33.4	772.8	357.7	(1.6)	1,162.3

2007:
Earnings available for common stock			274.9		274.9
Pension and other postretirement benefits
amortizations and reclassification to
regulatory assets, net of tax of $1.2				1.6	1.6

Total comprehensive income					276.5
Common stock dividends			(609.9)		(609.9)
Capital contribution from parent		100.0			100.0
Adoption of FIN 48 (Note 5)			(1.7)		(1.7)
Other		0.3			0.3

Ending balance	$33.4	$873.1	$21.0	$-	$927.5

(a) Accumulated other comprehensive loss at Jan. 1, 2005 consisted entirely of minimum pension liability adjustments.

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

INTERSTATE POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Interstate Power and Light Company (IPL) and incorporate the disclosures relating to IPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(c), 1(e) to 1(g), 1(i) to 1(n), 1(p), 1(q), 1(s) to 1(u)
Leases	Note 3
Sales of Accounts Receivable	Note 4(a)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c)
Fair Value of Financial Instruments	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12(b) to 12(f)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Asset Retirement Obligations	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20
Sale of IPL’s Electric Transmission Assets	Note 21

The notes that follow herein set forth additional specific information for IPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of IPL and its consolidated subsidiaries. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electric energy; the distribution and transportation of natural gas; and the provision of steam and various other energy-related services. IPL’s primary service territories are located in Iowa and southern Minnesota. Refer to Notes 17 and 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois, which were sold in February 2007 and IPL’s electric transmission assets, which were sold in December 2007, respectively.

(3) LEASES

(a) Operating Leases - IPL’s operating lease rental expenses for 2007, 2006 and 2005 were $5.7 million, $5.9 million and $6.7 million, respectively. Contingent rentals from operating leases that were excluded from these amounts were $1.7 million, $1.6 million and $2.3 million for 2007, 2006 and 2005, respectively. At Dec. 31, 2007, IPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Synthetic leases	$1	$2	$4	$--	$--	$--	$7
Other	4	4	3	2	2	7	22
	$5	$6	$7	$2	$2	$7	$29

The synthetic leases in the above table relate to the financing of certain utility railcars. The entities that lease these assets to IPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and are not included on IPL’s Consolidated Balance Sheets. IPL has guaranteed the residual value of the related assets, which total $6 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to three years. Residual value guarantee amounts have been included in the above table.

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of income tax expense (benefit) for IPL were as follows (in millions):

	2007	2006	2005
Current tax expense:
Federal	$82.9	$44.5	$66.1
State	22.9	2.2	9.9
Deferred tax expense (benefit):
Federal	59.6	36.5	8.0
State	35.4	(5.9)	3.0
Research and development tax credits	(0.7)	(0.8)	(2.8)
Investment tax credits and other	(4.8)	(7.1)	(3.4)
Provision recorded as a change in uncertain tax benefits	(0.4)	--	--
Provision recorded as a change in accrued interest	(8.1)	--	--
	$186.8	$69.4	$80.8

In 2007, IPL recorded $96 million of income tax expense on the gain realized from the sale of its electric transmission assets. Under currently enacted tax law, by closing the sale by the end of 2007 and by meeting certain other requirements, IPL expects to qualify to pay taxes related to the gain on the sale ratably over an eight-year period. As a result, a portion of the income tax expense on the gain related to the sale has been allocated to each of the “Current tax expense” lines and the “Deferred tax expense (benefit)” lines in the above table.

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Electric transmission assets sale	4.1	--	--
State income taxes, net of federal tax benefits	3.1	1.6	3.6
Duane Arnold Energy Center (DAEC) sale	--	(3.1)	--
Research and development tax credits	(0.1)	(0.2)	(1.1)
Adjustment of prior period taxes	(0.2)	(1.0)	(5.9)
Amortization of investment tax credits	(0.5)	(1.1)	(1.3)
Effect of rate making on property related differences	(0.9)	0.1	1.5
Other items, net	(1.3)	(2.6)	1.1
Overall effective income tax rate	39.2%	28.7%	32.9%

In 2007, IPL recorded $96 million of income tax expense related to the $219 million pre-tax gain on the sale of its electric transmission assets. This income tax expense amount exceeded the statutory federal income tax amount by $19.5 million, which increased the overall effective income tax rate by 4.1% in 2007. The additional income tax expense related to $14.5 million of income tax expense associated with property-related temporary differences for which deferred tax expense was not recorded pursuant to Iowa rate making principles plus $12.4 million of state income taxes related to the pre-tax gain less the recognition of the unamortized balance of deferred investment tax credits of $2.2 million and the reversal of $5.2 million of excess deferred taxes related to the assets sold. Refer to Notes 1(b) and 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of IPL’s electric transmission assets sale.

In 2006, IPL recorded $7.5 million of income tax benefits related to the sale of IPL’s interest in DAEC. These income tax benefits decreased the overall effective income tax rate by 3.1% in 2006. The income tax benefits related to the recognition of the unamortized balance of deferred investment tax credits of $4.5 million and the reversal of excess deferred taxes related to assets sold. Pursuant to the Iowa Utilities Board order approving the DAEC sale, these income tax benefits were excluded from the regulatory liability established upon the sale. Refer to Notes 1(b) and 6(a) of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale.

In 2005, IPL recorded $7.5 million of income tax benefits related to the impact of issues resolved in its United States of America (U.S.) federal income tax returns for the calendar years 1999 through 2001, which decreased the 2005 overall effective income tax rate in “Adjustment of prior period taxes” in the above table.

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2007			2006
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$335.0	$335.0	$--	$405.9	$405.9
Deferred portion of gain on electric
transmission assets sale	--	179.0	179.0	--	--	--
Pension and other benefit
obligations	--	24.3	24.3	--	8.0	8.0
Investment tax credits	(6.3)	--	(6.3)	(9.7)	--	(9.7)
Regulatory liability - DAEC sale	(23.9)	--	(23.9)	(22.7)	--	(22.7)
Emission allowances	(24.2)	--	(24.2)	(23.6)	--	(23.6)
Regulatory liability - electric
transmission assets sale	(35.8)	--	(35.8)	--	--	--
Other	(21.1)	12.8	(8.3)	(18.6)	8.7	(9.9)
	($111.3)	$551.1	$439.8	($74.6)	$422.6	$348.0

	2007	2006
Other current assets	$--	($7.2)
Other current liabilities	17.2	--
Deferred income taxes	422.6	355.2
Total deferred tax (assets) liabilities	$439.8	$348.0

Unrecognized Tax Benefits - IPL adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on Jan. 1, 2007. IPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $1.7 million. The $1.7 million increase in the net liability for unrecognized tax benefits was recorded as a $7.6 million increase in other long-term liabilities, a $3.2 million decrease in accrued taxes and a $2.7 million decrease in deferred income taxes on IPL’s Consolidated Balance Sheet. At the date of adoption, IPL’s unrecognized tax benefits and related interest were $8.9 million ($7.5 million of unrecognized tax benefits and $1.4 million of interest) including $7.0 million of unrecognized tax benefits, that if recognized would favorably impact IPL’s effective income tax rate.

At Dec. 31, 2007, IPL’s unrecognized tax benefits were $7.1 million including $6.6 million of unrecognized tax benefits that, if recognized, would favorably impact IPL’s effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for IPL is as follows (in millions):

Balance at Jan. 1, 2007	$7.5
Additions based on tax positions related to the current year	0.9
Reductions based on tax positions related to the current year	--
Additions for tax positions of prior years	0.1
Reductions for tax positions of prior years	(0.1)
Settlements with taxing authorities	--
Lapse of statute of limitations	(1.3)
Balance at Dec. 31, 2007	$7.1

IPL recognizes interest and penalties related to unrecognized tax benefits in “Income taxes” in its Consolidated Statements of Income. At Dec. 31, 2007 and Jan. 1, 2007, accrued interest was $0.7 million and $1.4 million, respectively. There were no penalties accrued by IPL as of Dec. 31, 2007 or Jan. 1, 2007.

IPL is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions, including the state of Iowa. IPL has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the Internal Revenue Service (IRS) regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing IPL’s U.S. federal income tax returns for calendar years 2002 through 2004. Audit adjustments from U.S. federal income tax returns are required to be reported to the Iowa state taxing authorities within prescribed timelines following the completion of each U.S. federal income tax audit. Except for any audit adjustments from U.S. federal income tax returns, the Iowa statute of limitations is closed for calendar years through 2003. U.S. federal and state income tax returns for the remaining calendar years are still subject to examination by the respective taxing authorities.

In 2008, statutes of limitations will expire for IPL’s tax returns in multiple state jurisdictions. The impact of the limitations expiring is not anticipated to be material.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2007, 2006 and 2005, IPL realized net benefits (expenses) of ($0.1) million, $8.6 million and $6.6 million, respectively, related to state apportionment and allocation of parent tax benefits. Due to the repeal of Public Utility Holding Company Act of 1935 in 2006, no parent tax benefits were required to be distributed in 2007.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Substantially all of IPL’s employees are covered by several non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for IPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. IPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2007, 2006 and 2005.

The components of IPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$6.2	$7.3	$6.5	$2.8	$3.7	$3.7
Interest cost	14.3	14.5	13.8	7.2	7.1	7.8
Expected return on plan assets	(19.2)	(16.6)	(16.0)	(5.8)	(5.8)	(5.2)
Amortization of:
Transition (asset) obligation	--	(0.1)	(0.2)	0.2	0.5	0.9
Prior service cost (credit)	1.1	1.1	1.3	(1.7)	(1.1)	(0.9)
Actuarial loss	1.2	2.8	2.0	2.8	2.5	3.4
Special termination benefits	--	--	--	--	--	0.5
Income statement impacts	3.6	9.0	7.4	5.5	6.9	10.2
DAEC curtailment loss (gain)	--	0.6	--	--	(0.3)	--
DAEC settlement gain, net	--	(1.6)	--	--	(4.1)	--
	$3.6	$8.0	$7.4	$5.5	$2.5	$10.2

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to IPL. The following table includes qualified pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Non-bargaining IPL employees
participating in other plans (a)	($0.9)	($2.8)	$1.3	N/A	N/A	N/A
Allocated Corporate Services costs (b)	4.2	3.4	3.5	$1.3	$2.0	$2.4

(a)

Included in pension benefits for non-bargaining IPL employees participating in other plans for 2006 were a net settlement gain of ($3.8) million and a curtailment loss of $0.1 million related to the sale of DAEC. These items were included as components of the regulatory liability recorded with the DAEC sale and did not have an impact on IPL’s results of operations for 2006. Refer to Notes 1(b) and 5 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of the DAEC sale.

(b)	Included in pension benefits for allocated Corporate Services costs for 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs. A 1% change in the medical trend rates for 2007, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.8	($0.7)
Effect on postretirement benefit obligation	7.8	(7.3)

The benefit obligations and assets associated with IPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of IPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$243.5	$267.4	$125.3	$135.6
Service cost	6.2	7.3	2.8	3.7
Interest cost	14.3	14.5	7.2	7.1
Plan participants’ contributions	--	--	0.8	0.6
Plan amendments	--	--	--	(8.8)
Actuarial (gain) loss	(3.2)	(22.6)	1.8	2.1
DAEC divestiture/settlement	--	(13.3)	--	(5.9)
Transfer to other Alliant Energy plans	--	--	(8.5)	--
Gross benefits paid	(10.5)	(9.8)	(10.3)	(9.5)
Federal subsidy on other postretirement benefits paid	--	--	0.6	0.4
Net projected benefit obligation at measurement date	250.3	243.5	119.7	125.3

Change in plan assets:
Fair value of plan assets at beginning of year	210.0	194.0	77.5	75.9
Actual return on plan assets	29.8	16.7	9.5	5.2
Employer contributions	26.0	15.0	4.9	5.3
Plan participants’ contributions	--	--	0.8	0.6
DAEC divestiture/settlement	--	(5.9)	--	--
Transfer to other Alliant Energy plans	--	--	(0.8)	--
Gross benefits paid	(10.5)	(9.8)	(10.3)	(9.5)
Fair value of plan assets at measurement date	255.3	210.0	81.6	77.5

Over/(under) funded status at measurement date	5.0	(33.5)	(38.1)	(47.8)
Contributions paid after Sep. 30 and prior to Dec. 31	--	26.0	1.4	0.7
Federal subsidy on other postretirement benefits paid	--	--	(0.1)	(0.1)
Net amount recognized at Dec. 31	$5.0	($7.5)	($36.8)	($47.2)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$5.0	$--	$--	$--
Pension and other benefit obligations	--	(7.5)	(36.8)	(47.2)
Net amount recognized at Dec. 31	$5.0	($7.5)	($36.8)	($47.2)

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Amounts recognized in Regulatory Assets and Accumulated
Other Comprehensive Loss (AOCL) consist of (a):
Net actuarial loss	$23.8	$38.8	$33.0	$43.4
Prior service cost (credit)	4.3	5.3	(6.0)	(8.1)
Transition obligation	--	--	1.0	1.2
	$28.1	$44.1	$28.0	$36.5

(a)

Refer to the table for amounts recognized in “Regulatory assets” and “AOCL” on IPL’s Consolidated Balance Sheet, Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for regulatory asset impacts and IPL’s “Consolidated Statements of Changes in Common Equity” for other comprehensive income impacts.

In addition to the amounts recognized in “Regulatory assets” and “AOCL” in the previous table, at Dec. 31, 2007 and 2006, Corporate Services allocated Regulatory Assets and AOCL of $43 million and $57 million, respectively, to IPL.

Included in the following table are IPL’s accumulated benefit obligations, aggregate amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Accumulated benefit obligations	$218.0	$212.1	$119.7	$125.3
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	--	151.2	119.7	125.3
Fair value of plan assets	--	141.4	81.6	77.5
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	--	243.5	N/A	N/A
Fair value of plan assets	--	210.0	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as Voluntary Employees’ Beneficiary Association (VEBA) trusts. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trusts are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for IPL’s qualified pension and other postretirement benefits plans at Sep. 30, 2007 and 2006, and the qualified pension plan target allocation for 2007 were as follows:

				Other Postretirement
	Qualified Pension Plans			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2007	2007	2006	2007	2006
Equity securities	65-75%	73%	73%	64%	61%
Debt securities	20-35%	27%	27%	34%	34%
Other	0-5%	--	--	2%	5%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2007, 2006 and 2005, the pension expense allocated to IPL for these plans was $4.5 million, $3.7 million and $3.1 million, respectively. Included for 2007 was the settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans during 2008 will be $0 and $5 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2008	2009	2010	2011	2012	2013 - 2017
Pension benefits	$11.2	$11.8	$12.6	$13.6	$14.8	$90.8
Other postretirement benefits	10.5	10.6	10.7	10.6	10.4	54.6
Medicare subsidies	(0.5)	(0.6)	(0.7)	(0.7)	(0.8)	(4.7)
	$21.2	$21.8	$22.6	$23.5	$24.4	$140.7

The estimated amortization from “Regulatory assets” on IPL’s Consolidated Balance Sheet into net periodic benefit cost in 2008 is as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$0.2	$2.0
Prior service cost (credit)	1.0	(1.7)
Transition obligation	--	0.2
	$1.2	$0.5

(8) DEBT

(b) Long-Term Debt - At Dec. 31, 2007, IPL’s debt maturities for 2008 to 2012 were $2 million, $136 million, $3 million, $200 million and $0, respectively. The carrying value of IPL’s long-term debt (including current maturities) at Dec. 31, 2007 and 2006 was $764 million and $893 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, was $782 million and $917 million at Dec. 31, 2007 and 2006, respectively. IPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on IPL’s Consolidated Balance Sheets were $4.9 million and $5.4 million at Dec. 31, 2007 and 2006, respectively.

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - IPL has made certain commitments in connection with its 2008 and 2009 capital expenditures.

(b) Operating Expense Purchase Obligations - Based on a system coordination and operating agreement, Alliant Energy annually allocates purchased power contracts to IPL and Wisconsin Power and Light Company (WPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the table below reflect these allocated contracts. The purchased power amounts are primarily related to capacity payments under the DAEC purchased power agreement, which expires in 2014. Refer to Note 20 for additional information regarding the allocation of purchased power transactions. IPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the table below. Also included in the table below are IPL’s respective portion of coal and coal transportation contracts related to jointly-owned generating stations not operated by IPL. In addition, Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL of $73 million, $57 million, $29 million, $17 million, and $6 million for 2008 to 2012, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific IPL or WPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to IPL and WPL since the specific needs of each utility are not yet known and therefore are excluded from the table below. IPL also enters into other operating expense purchase obligations with various vendors for other goods and services. The other operating expense purchase obligations amounts represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2007. At Dec. 31, 2007, IPL’s minimum commitments from these purchase obligations were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Purchased power	$200	$217	$171	$178	$181	$234	$1,181
Natural gas	73	29	27	21	15	18	183
Coal	24	18	17	12	12	11	94
Other	4	8	8	--	--	34	54
	$301	$272	$223	$211	$208	$297	$1,512

IPL enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(14) SEGMENTS OF BUSINESS

IPL is a utility serving customers in Iowa and Minnesota and includes three segments: a) electric operations; b) gas operations; and c) other, which includes the operations of the steam business, various other energy-related products and services and the unallocated portions of the utility business. Refer to Notes 17 and 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of IPL’s utility operations in Illinois and electric transmission assets that were sold in February 2007 and December 2007, respectively. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2007
Operating revenues	$1,270.1	$364.5	$61.3	$1,695.9
Depreciation and amortization	128.9	12.2	2.0	143.1
Gain on sale of IPL’s electric transmission assets	218.8	--	--	218.8
Operating income	512.2	22.0	0.9	535.1
Interest expense, net of allowance for funds used
during construction (AFUDC)				59.1
Interest income and other				(1.1)
Income taxes				186.8
Net income				290.3
Preferred dividends				15.4
Earnings available for common stock				274.9
Total assets	2,646.3	399.0	316.7	3,362.0
Construction and acquisition expenditures	296.2	17.1	2.1	315.4

2006
Operating revenues	1,331.6	359.4	63.8	1,754.8
Depreciation and amortization	127.6	12.5	5.2	145.3
Operating income (loss)	283.7	21.3	(0.1)	304.9
Interest expense, net of AFUDC				66.3
Interest income and other				(3.2)
Income taxes				69.4
Net income				172.4
Preferred dividends				15.4
Earnings available for common stock				157.0
Total assets	2,954.5	414.2	259.9	3,628.6
Construction and acquisition expenditures	185.0	17.2	3.0	205.2

2005
Operating revenues	1,246.7	362.8	72.2	1,681.7
Depreciation and amortization	179.9	11.4	5.6	196.9
Operating income (loss)	291.1	14.7	(1.8)	304.0
Interest expense, net of AFUDC				61.0
Interest income and other				(2.9)
Income taxes				80.8
Net income				165.1
Preferred dividends				15.4
Earnings available for common stock				149.7
Total assets	3,385.6	432.3	158.7	3,976.6
Construction and acquisition expenditures	244.8	26.2	1.2	272.2

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007				2006
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$461.2	$362.6	$448.4	$423.7	$513.7	$357.7	$463.2	$420.2
Operating income (a)	56.8	57.1	138.1	283.1	62.0	59.5	123.9	59.5
Net income (b)	26.8	26.4	80.4	156.7	37.0	28.7	68.0	38.7
Earnings available for common stock (b)	22.9	22.6	76.6	152.8	33.1	24.9	64.2	34.8

(a)	In the fourth quarter of 2007, IPL recorded a pre-tax gain of $219 million related to the sale of its electric transmission assets.
(b)	In the fourth quarter of 2007, IPL recorded an after-tax gain of $123 million related to the sale of its electric transmission assets.

(17) ASSETS AND LIABILITIES HELD FOR SALE

In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois and received net proceeds of $772 million. Refer to Note 21 of Alliant Energy’s “Notes to Consolidated Financial Statements” for further discussion of this sale. In February 2007, IPL completed the sale of its Illinois electric distribution and gas properties and received net proceeds of $28 million. IPL applied the provisions of Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to these assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of IPL’s electric transmission assets and Illinois electric and gas utility properties were not reported as discontinued operations due to IPL’s continuing involvement in the operations of these assets and properties after the disposal transactions. The assets and liabilities held for sale on IPL’s Consolidated Balance Sheets at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$708.1
Gas plant in service	13.3
Other plant in service	0.2
Accumulated depreciation	(248.8)
Net plant	472.8
Construction work in progress	15.1
Property, plant and equipment, net	487.9
Current assets	1.2
Other assets	1.1
Total assets held for sale	490.2
Liabilities held for sale:
Current liabilities	2.5
Other long-term liabilities	50.1
Total liabilities held for sale	52.6
Net assets held for sale	$437.6

(20) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among IPL and WPL based on procedures included in the agreement. The sales allocated to IPL were $73 million, $72 million and $76 million for 2007, 2006 and 2005, respectively. The purchases allocated to IPL were $237 million, $314 million and $146 million for 2007, 2006 and 2005, respectively. The procedures were approved by FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, IPL and WPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to IPL and WPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs totaled $186 million, $173 million and $157 million for 2007, 2006 and 2005, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2007 and 2006, IPL had a net intercompany payable to Corporate Services of $83 million and $66 million, respectively.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiaries (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

WPL’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management believes that, as of December 31, 2007, its internal control over financial reporting was effective based on those criteria.

/s/ William D. Harvey

William D. Harvey

Chairman and Chief Executive Officer

/s/ Eliot G. Protsch

Eliot G. Protsch

Chief Financial Officer

/s/ Thomas L. Hanson

Thomas L. Hanson

Vice President-Controller and Chief Accounting Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Wisconsin Power and Light Company, Madison, Wisconsin:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Wisconsin Power and Light Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in common equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(u) to the consolidated financial statements, as a result of the adoption of new accounting standards the Company changed its method of accounting for defined benefit pension and other postretirement benefits plans on December 31, 2006, and for uncertainty in income taxes on January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 28, 2008

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

	(in millions)
Operating revenues:
Electric utility	$1,140.7	$1,111.4	$1,073.9
Gas utility	265.7	273.9	322.3
Other	10.4	16.0	13.4

	1,416.8	1,401.3	1,409.6

Operating expenses:
Electric production fuel and purchased power	665.1	649.5	600.8
Cost of gas sold	175.0	174.8	231.9
Other operation and maintenance	236.2	245.3	259.1
Depreciation and amortization	109.9	107.3	107.9
Taxes other than income taxes	39.9	39.5	35.3

	1,226.1	1,216.4	1,235.0

Operating income	190.7	184.9	174.6

Interest expense and other:
Interest expense	49.6	48.3	40.4
Equity income from unconsolidated investments	(28.4)	(27.0)	(26.3)
Allowance for funds used during construction	(2.6)	(2.6)	(3.3)
Interest income and other	(0.7)	(1.3)	(2.2)

	17.9	17.4	8.6

Income before income taxes	172.8	167.5	166.0

Income taxes	59.3	62.2	60.9

Net income	113.5	105.3	105.1

Preferred dividend requirements	3.3	3.3	3.3

Earnings available for common stock	$110.2	$102.0	$101.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,214.4	$2,111.7
Gas plant in service	347.6	325.6
Other plant in service	184.8	189.3
Accumulated depreciation	(1,108.2)	(1,054.7)

Net plant	1,638.6	1,571.9
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $15.9 and $9.8	107.9	114.0
Construction work in progress	102.6	66.7
Other, less accumulated depreciation of $0.8 and $0.6	2.6	2.7

	1,851.7	1,755.3

Current assets:
Cash and cash equivalents	0.4	1.6
Accounts receivable:
Customer, less allowance for doubtful accounts of $1.3 and $1.5	168.6	153.1
Other, less allowance for doubtful accounts of $0.1 for both periods	14.5	49.6
Production fuel, at weighted average cost	37.0	26.7
Materials and supplies, at weighted average cost	21.5	19.8
Gas stored underground, at weighted average cost	37.9	28.6
Regulatory assets	27.3	66.4
Prepaid gross receipts tax	36.7	35.6
Derivative assets	14.9	6.2
Assets held for sale	-	24.3
Other	24.5	18.9

	383.3	430.8

Investments:
Investment in American Transmission Company LLC	172.2	166.2
Other	23.1	21.4

	195.3	187.6

Other assets:
Regulatory assets	196.9	211.8
Deferred charges and other	161.4	113.6

	358.3	325.4

Total assets	$2,788.6	$2,699.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
CAPITALIZATION AND LIABILITIES	2007	2006

	(in millions, except per
	share and share amounts)
Capitalization (Refer to Consolidated Statements of Capitalization):
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.8	568.6
Retained earnings	401.8	483.5
Accumulated other comprehensive loss	-	(7.5)

Total common equity	1,036.8	1,110.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	537.0	298.6

	1,633.8	1,469.4

Current liabilities:
Current maturities	60.0	105.0
Commercial paper	81.8	134.9
Accounts payable	109.6	91.4
Accounts payable to associated companies	38.3	39.6
Regulatory liabilities	49.2	52.0
Derivative liabilities	7.7	44.4
Liabilities held for sale	-	1.3
Other	34.4	30.3

	381.0	498.9

Other long-term liabilities and deferred credits:
Deferred income taxes	269.9	255.5
Regulatory liabilities	173.9	168.7
Capital lease obligations - Sheboygan Falls Energy Facility	116.1	118.6
Pension and other benefit obligations	71.0	70.6
Other	142.9	117.4

	773.8	730.8

Commitments and contingencies (Note 12)

Total capitalization and liabilities	$2,788.6	$2,699.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

	(in millions)
Cash flows from operating activities:
Net income	$113.5	$105.3	$105.1
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	109.9	107.3	107.9
Other amortizations	38.7	33.5	35.7
Deferred tax expense (benefit) and investment tax credits	(6.9)	41.6	(3.5)
Equity income from unconsolidated investments	(28.4)	(27.0)	(26.3)
Distributions from equity method investments	21.7	23.2	24.7
Other	(1.6)	(1.4)	(1.0)
Other changes in assets and liabilities:
Accounts receivable	19.6	4.8	(37.3)
Prepaid pension costs	(24.2)	(11.1)	(1.7)
Regulatory assets	44.3	(39.7)	(91.5)
Accounts payable	2.6	(17.6)	36.4
Regulatory liabilities	3.7	(58.1)	23.2
Derivative liabilities	(38.8)	26.0	13.8
Pension and other benefit obligations	0.4	(15.3)	15.4
Other	3.5	(8.9)	(24.3)

Net cash flows from operating activities	258.0	162.6	176.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(203.1)	(162.5)	(185.3)
Proceeds from asset sales	23.6	4.1	80.1
Purchases of securities within nuclear decommissioning trusts	-	-	(6.1)
Sales of securities within nuclear decommissioning trusts	-	-	83.4
Changes in restricted cash within nuclear decommissioning trusts	-	23.5	(17.3)
Other	(27.5)	(14.1)	2.3

Net cash flows used for investing activities	(207.0)	(149.0)	(42.9)

Cash flows used for financing activities:
Common stock dividends	(191.1)	(92.2)	(89.8)
Preferred stock dividends	(3.3)	(3.3)	(3.3)
Capital contribution from parent	-	42.6	-
Proceeds from issuance of long-term debt	300.0	39.1	-
Reductions in long-term debt	(105.0)	(39.1)	(88.0)
Net change in short-term borrowings	(53.1)	41.4	46.5
Other	0.3	(0.5)	0.8

Net cash flows used for financing activities	(52.2)	(12.0)	(133.8)

Net increase (decrease) in cash and cash equivalents	(1.2)	1.6	(0.1)

Cash and cash equivalents at beginning of period	1.6	-	0.1

Cash and cash equivalents at end of period	$0.4	$1.6	$-

Supplemental cash flows information:
Cash paid during the period for:
Interest	$42.5	$48.7	$41.9

Income taxes, net of refunds	$62.5	$31.4	$64.1

Noncash investing and financing activities:
Capital lease obligations incurred	$-	$-	$123.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2007	2006

	(dollars in millions, except
	per share amounts)

Common equity (Refer to Consolidated Balance Sheets)	$1,036.8	$1,110.8

Cumulative preferred stock:
Cumulative, without par value, not mandatorily redeemable - authorized 3,750,000 shares, maximum aggregate stated value $150, redeemable any time:
$100 stated value - 4.50% series, 99,970 shares outstanding	10.0	10.0
$100 stated value - 4.80% series, 74,912 shares outstanding	7.5	7.5
$100 stated value - 4.96% series, 64,979 shares outstanding	6.5	6.5
$100 stated value - 4.40% series, 29,957 shares outstanding	3.0	3.0
$100 stated value - 4.76% series, 29,947 shares outstanding	3.0	3.0
$100 stated value - 6.20% series, 150,000 shares outstanding	15.0	15.0
$25 stated value - 6.50% series, 599,460 shares outstanding	15.0	15.0

	60.0	60.0

Long-term debt, net:
Debentures:
5.7%, due 2008	60.0	60.0
7.625%, due 2010	100.0	100.0
6.25%, due 2034	100.0	100.0
6.375%, due 2037	300.0	-
7%, matured in 2007	-	105.0

	560.0	365.0
Pollution Control Revenue Bonds:
2006 Series A, variable rate (4.6% at Dec. 31, 2007), due 2015	14.6	14.6
2006 Series B, variable rate (4.5% at Dec. 31, 2007), due 2014 and 2015	24.5	24.5

	39.1	39.1

Total, gross	599.1	404.1
Less:
Current maturities	(60.0)	(105.0)
Unamortized debt discount, net	(2.1)	(0.5)

Total long-term debt, net	537.0	298.6

Total capitalization	$1,633.8	$1,469.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Common
	Stock	Capital	Earnings	Loss	Equity

	(in millions)
2005:
Beginning balance (a)	$66.2	$525.7	$461.7	($2.7)	$1,050.9
Earnings available for common stock			101.8		$101.8
Minimum pension liability adjustment,
net of tax of ($0.3)				(0.4)	(0.4)

Total comprehensive income					101.4
Common stock dividends			(89.8)		(89.8)
Other		0.1			0.1

Ending balance	66.2	525.8	473.7	(3.1)	1,062.6

2006:
Earnings available for common stock			102.0		102.0
Minimum pension liability adjustment,
net of tax of $0.7				0.8	0.8

Total comprehensive income					102.8
Common stock dividends			(92.2)		(92.2)
Capital contribution from parent		42.6			42.6
SFAS 158 transition adjustment,
net of tax of ($4.2) (Note 1(u))				(5.2)	(5.2)
Other		0.2			0.2

Ending balance	66.2	568.6	483.5	(7.5)	1,110.8

2007:
Earnings available for common stock			110.2		110.2
Pension and other postretirement benefits
amortizations and reclassification to
regulatory assets, net of tax of $5.7				7.5	7.5

Total comprehensive income					117.7
Common stock dividends			(191.1)		(191.1)
Adoption of FIN 48 (Note 5)			(0.8)		(0.8)
Other		0.2			0.2

Ending balance	$66.2	$568.8	$401.8	$-	$1,036.8

(a) Accumulated other comprehensive loss at Jan. 1, 2005 consisted entirely of minimum pension liability adjustments.

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

WISCONSIN POWER AND LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as modified below, the Alliant Energy Corporation (Alliant Energy) “Notes to Consolidated Financial Statements” are incorporated by reference insofar as they relate to Wisconsin Power and Light Company (WPL) and incorporate the disclosures relating to WPL contained in the following notes of the Alliant Energy “Notes to Consolidated Financial Statements”:

Summary of Significant Accounting Policies	Note 1(a) to 1(c), 1(e) to 1(g), 1(i) to 1(n), 1(p), 1(q), 1(s) to 1(u)
Utility Rate Matters	Note 2
Leases	Note 3(a)
Income Taxes	Note 5
Benefit Plans	Note 6
Common and Preferred Stock	Note 7
Debt	Note 8
Investments	Note 9(c), 9(d)
Fair Value of Financial Instruments	Note 10
Derivative Instruments	Note 11
Commitments and Contingencies	Note 12(b) to 12(f)
Jointly-Owned Electric Utility Plant	Note 13
Goodwill and Other Intangible Assets	Note 15
Asset Retirement Obligations (AROs)	Note 18
Variable Interest Entities	Note 19
Related Parties	Note 20

The notes that follow herein set forth additional specific information for WPL and are numbered to be consistent with the Alliant Energy “Notes to Consolidated Financial Statements.”

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The consolidated financial statements include the accounts of WPL and its consolidated subsidiary WPL Transco LLC. In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties within South Beloit Water, Gas and Electric Company (South Beloit), WPL’s former subsidiary. Refer to Note 17 for further discussion. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electric energy; the distribution and transportation of natural gas; and various other energy-related services. WPL’s service territories are located in south and central Wisconsin.

(3) LEASES

(a) Operating Leases - WPL has entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. WPL’s most significant operating leases relate to certain purchased power agreements (PPAs). These PPAs contain fixed rental payments related to capacity and transmission rights and contingent rental payments related to the energy portion (actual megawatt-hours) of the respective agreements. Rental expenses associated with WPL’s operating leases were as follows (in millions):

	2007	2006	2005
Operating lease rental expenses (excluding contingent rentals)	$96	$90	$91
Contingent rentals related to certain PPAs	19	23	28
Other contingent rentals	1	1	--
	$116	$114	$119

At Dec. 31, 2007, WPL’s future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Certain PPAs	$72	$63	$58	$58	$59	$18	$328
Synthetic leases	3	3	5	1	1	6	19
Other	2	2	1	2	2	7	16
	$77	$68	$64	$61	$62	$31	$363

The synthetic leases in the above table relate to the financing of certain utility railcars. The entities that lease these assets to WPL do not meet the consolidation requirements per Financial Accounting Standards Board Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and are not included on WPL’s Consolidated Balance Sheets. WPL has guaranteed the residual value of the related assets, which total $7 million in the aggregate. The guarantees extend through the maturity of each respective underlying lease with remaining terms up to eight years. Residual value guarantee amounts have been included in the above table.

(b) Capital Lease - In the second quarter of 2005, WPL entered into a 20-year agreement with Alliant Energy Resources, Inc.’s (Resources’) Non-regulated Generation business to lease the Sheboygan Falls Energy Facility (SFEF), with an option for two lease renewal periods thereafter. The lease became effective in June 2005 when SFEF began commercial operations. WPL is responsible for the operation of SFEF and has exclusive rights to its output. In May 2005, the Public Service Commission of Wisconsin (PSCW) approved this affiliated lease agreement with initial monthly payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in June 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW will review the capital structure, return on equity and cost of debt every five years from the date of the final decision. The capital lease is amortized using the straight-line method over the 20-year lease term. WPL’s retail rate cases, beginning with the 2005/2006 retail rate case that became effective in July 2005, include recovery of the monthly SFEF lease payment amounts from WPL’s customers. In 2007, 2006 and 2005, SFEF lease expenses were $19.0 million, $19.3 million and $11.3 million ($12.8 million, $13.1 million and $7.7 million included in “Interest expense” and $6.2 million, $6.2 million and $3.6 million included in “Depreciation and amortization” in WPL’s Consolidated Statements of Income), respectively. At Dec. 31, 2007, WPL’s estimated future minimum capital lease payments for SFEF were as follows (in millions):

							Less: amount	Present value of net
							representing	minimum capital
2008	2009	2010	2011	2012	Thereafter	Total	interest	lease payments
$15	$15	$15	$15	$15	$188	$263	$144	$119

(5) INCOME TAXES

Income Tax Expense (Benefit) - The components of income tax expense (benefit) for WPL were as follows (in millions):

	2007	2006	2005
Current tax expense:
Federal	$56.1	$18.9	$53.0
State	10.4	2.4	13.4
Deferred tax expense (benefit):
Federal	(4.0)	36.6	(3.5)
State	(1.3)	6.6	1.4
Investment tax credits	(1.5)	(1.5)	(1.5)
Research and development tax credits	(0.5)	(0.8)	(1.9)
Provision recorded as a change in uncertain tax benefits	--	--	--
Provision recorded as a change in accrued interest	0.1	--	--
	$59.3	$62.2	$60.9

Income Tax Rates - The overall effective income tax rates shown in the following table were computed by dividing total income tax expense by income before income taxes.

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.8	5.6	7.5
Adjustment of prior period taxes	(0.1)	--	(0.7)
Research and development tax credits	(0.3)	(0.5)	(1.2)
Amortization of investment tax credits	(0.8)	(0.9)	(0.9)
Amortization of excess deferred taxes	(1.0)	(0.6)	(0.9)
Other items, net	(3.3)	(1.5)	(2.1)
Overall effective income tax rate	34.3%	37.1%	36.7%

Deferred Tax Assets and Liabilities - Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities. The deferred income tax (assets) and liabilities included on the Consolidated Balance Sheets at Dec. 31 arise from the following temporary differences (in millions):

	2007			2006
	Deferred	Deferred Tax		Deferred	Deferred Tax
	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$--	$205.3	$205.3	$--	$212.2	$212.2
Investment in American
Transmission Co. LLC (ATC)	--	47.3	47.3	--	46.3	46.3
Pension and other benefit
obligations	--	17.5	17.5	--	7.9	7.9
Prepaid gross receipts tax	--	15.5	15.5	--	14.1	14.1
Regulatory liability -
decommissioning	--	--	--	(8.6)	--	(8.6)
Investment tax credits	(10.0)	--	(10.0)	(11.0)	--	(11.0)
Customer advances	(14.3)	--	(14.3)	(12.8)	--	(12.8)
Other	(24.3)	21.5	(2.8)	(20.6)	21.4	0.8
	($48.6)	$307.1	$258.5	($53.0)	$301.9	$248.9

			2007			2006
Other current assets			($11.4)			($6.6)
Deferred income taxes			269.9			255.5
Total deferred tax (assets) and liabilities			$258.5			$248.9

Unrecognized Tax Benefits - WPL adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on Jan. 1, 2007. WPL’s cumulative effect of adopting FIN 48 was an increase in its net liability for unrecognized tax benefits and a reduction to its Jan. 1, 2007 balance of retained earnings of $0.8 million. The $0.8 million increase in the net liability for unrecognized tax benefits was recorded as a $2.8 million increase in other long-term liabilities, a $1.1 million decrease in deferred income taxes, a $0.6 million decrease in accrued taxes and a $0.3 million increase in non-current regulatory assets on WPL’s Consolidated Balance Sheet. At the date of adoption, WPL’s unrecognized tax benefits and related interest were $2.8 million ($2.4 million of unrecognized tax benefits and $0.4 million of interest) including $1.5 million of tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate.

At Dec. 31, 2007, WPL’s unrecognized tax benefits were $2.4 million including $1.5 million of unrecognized tax benefits that, if recognized, would favorably impact WPL’s effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, for WPL is as follows (in millions):

Balance at Jan. 1, 2007	$2.4
Additions based on tax positions related to the current year	0.1
Reductions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(0.1)
Settlements with taxing authorities	--
Lapse of statute of limitations	--
Balance at Dec. 31, 2007	$2.4

WPL recognizes interest and penalties related to unrecognized tax benefits in “Income taxes” in its Consolidated Statements of Income. At Dec. 31, 2007 and Jan. 1, 2007, accrued interest was $0.5 million and $0.4 million, respectively. There were no penalties accrued by WPL as of Dec. 31, 2007 or Jan. 1, 2007.

WPL is subject to United States of America (U.S.) federal income tax as well as income tax in multiple state jurisdictions, including the state of Wisconsin. WPL has concluded all U.S. federal and state income tax matters for calendar years through 1998 and has reached settlement with the Internal Revenue Service (IRS) regarding the audit of its U.S. federal income tax returns for calendar years 1999 through 2001. The IRS is currently auditing WPL’s U.S. federal income tax returns for calendar years 2002 through 2004. Audit adjustments for U.S. federal income tax returns are required to be reported to the Wisconsin state taxing authorities within prescribed timelines following the completion of each U.S. federal income tax audit. Except for any audit adjustments for U.S. federal income tax returns, the Wisconsin statute of limitations is closed for calendar years through 2002. U.S. federal and state income tax returns for the remaining calendar years are still subject to examination by the respective taxing authorities.

In 2008, WPL does not anticipate any material changes will be made to its unrecognized tax benefits.

Other Income Tax Matters - Alliant Energy files a consolidated federal income tax return. Under the terms of an agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate their respective federal income tax provisions and make payments to or receive payments from Alliant Energy as if they were separate taxable entities.

In 2007, 2006 and 2005, WPL realized net benefits of $0, $0.1 million and $1.5 million, respectively, related to state apportionment and allocation of parent tax benefits. Due to the repeal of Public Utility Holding Company Act of 1935 in 2006, no parent tax benefits were required to be distributed in 2007.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - Substantially all of WPL’s employees are covered by non-contributory defined benefit pension plans. The assumptions at the measurement date of Sep. 30 for WPL’s qualified pension benefits and other postretirement benefits were equal to the assumptions used for Alliant Energy’s pension benefits and other postretirement benefits, respectively, except for the rate of compensation increase for its qualified pension benefits. WPL’s rates of compensation increase for its qualified pension benefits were 3.5% for 2007, 2006 and 2005.

The components of WPL’s qualified pension benefits and other postretirement benefits costs were as follows (in millions):

	Qualified Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$5.6	$6.1	$5.3	$3.3	$4.2	$4.4
Interest cost	13.7	13.2	12.2	5.2	5.4	6.3
Expected return on plan assets	(19.2)	(17.9)	(17.0)	(1.8)	(1.8)	(1.8)
Amortization of:
Transition obligation	--	--	--	--	0.8	1.1
Prior service cost (credit)	0.8	0.8	0.8	(1.0)	(0.1)	--
Actuarial loss	2.9	4.5	3.4	1.1	1.2	2.4
Special termination benefits	--	--	--	--	--	0.1
Income statement impacts	3.8	6.7	4.7	6.8	9.7	12.5
Special termination benefits	--	--	--	--	--	1.0
	$3.8	$6.7	$4.7	$6.8	$9.7	$13.5

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Alliant Energy Corporate Services, Inc. (Corporate Services) provides services to WPL. The following table includes qualified pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Non-bargaining WPL employees
participating in other plans	($0.8)	$0.9	$0.8	N/A	N/A	N/A
Allocated Corporate Services costs (a)	2.8	2.2	2.2	$0.8	$1.3	$2.9

(a)	Included in pension benefits for allocated Corporate Services costs for 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

The assumed medical trend rates are critical assumptions in determining the service and interest cost and accumulated postretirement benefit obligation related to other postretirement benefits costs. A 1% change in the medical trend rates for 2007, holding all other assumptions constant, would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.7	($0.6)
Effect on postretirement benefit obligation	4.9	(4.6)

The benefit obligations and assets associated with WPL’s non-bargaining employees who are participants in other Alliant Energy plans are reported in Alliant Energy’s Consolidated Financial Statements and are not reported in the following tables. A reconciliation of the funded status of WPL’s qualified pension benefits and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets at Dec. 31 was as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in projected benefit obligation:
Net projected benefit obligation at beginning of year	$233.4	$237.3	$89.0	$98.3
Service cost	5.6	6.1	3.3	4.2
Interest cost	13.7	13.2	5.2	5.4
Plan participants’ contributions	--	--	2.2	1.9
Plan amendments	--	--	0.3	(12.2)
Actuarial (gain) loss	(5.4)	(15.0)	1.0	(1.1)
Transfer to other Alliant Energy plans	--	--	(4.5)	--
Gross benefits paid	(8.7)	(8.2)	(9.4)	(7.9)
Federal subsidy on other postretirement benefits paid	--	--	0.6	0.4
Net projected benefit obligation at measurement date	238.6	233.4	87.7	89.0

Change in plan assets:
Fair value of plan assets at beginning of year	225.3	214.7	21.5	20.6
Actual return on plan assets	30.7	18.8	3.2	1.6
Employer contributions	6.0	--	7.9	5.3
Plan participants’ contributions	--	--	2.2	1.9
Transfer to other Alliant Energy plans	--	--	(4.5)	--
Gross benefits paid	(8.7)	(8.2)	(9.4)	(7.9)
Fair value of plan assets at measurement date	253.3	225.3	20.9	21.5

Over/(under) funded status at measurement date	14.7	(8.1)	(66.8)	(67.5)
Contributions paid after Sep. 30 and prior to Dec. 31	--	6.0	1.5	2.2
Federal subsidy on other postretirement benefits paid	--	--	(0.1)	(0.2)
Net amount recognized at Dec. 31	$14.7	($2.1)	($65.4)	($65.5)

Amounts recognized on the Consolidated
Balance Sheets consist of:
Deferred charges and other	$14.7	$--	$3.0	$2.3
Other current liabilities	--	--	(3.9)	(5.8)
Pension and other benefit obligations	--	(2.1)	(64.5)	(62.0)
Net amount recognized at Dec. 31	$14.7	($2.1)	($65.4)	($65.5)

Amounts recognized in Regulatory Assets and Accumulated
Other Comprehensive Loss (AOCL) consist of (a):
Net actuarial loss	$37.9	$57.7	$17.2	$19.4
Prior service cost (credit)	5.6	6.5	(3.8)	(5.2)
	$43.5	$64.2	$13.4	$14.2

(a)

Refer to the table for amounts recognized in “Regulatory assets” and “AOCL” on WPL’s Consolidated Balance Sheet, Note 1(b) of Alliant Energy’s “Notes to Consolidated Financial Statements” for regulatory asset impacts and WPL’s “Consolidated Statements of Changes in Common Equity” for other comprehensive income impacts.

In addition to the amounts recognized in “Regulatory assets” and “AOCL” in the previous table, at Dec. 31, 2007 and 2006, Corporate Services allocated Regulatory Assets and AOCL of $39 million and $48 million, respectively, to WPL.

Included in the following table are WPL’s accumulated benefit obligations, amounts applicable to qualified pension and other postretirement benefits with accumulated benefit obligations in excess of plan assets, as well as qualified pension plans with projected benefit obligations in excess of plan assets as of the measurement date of Sep. 30 (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Accumulated benefit obligations	$218.9	$212.7	$87.7	$89.0
Plans with accumulated benefit obligations in excess
of plan assets:
Accumulated benefit obligations	--	--	80.4	88.2
Fair value of plan assets	--	--	10.6	17.9
Plans with projected benefit obligations in excess
of plan assets:
Projected benefit obligations	--	233.4	N/A	N/A
Fair value of plan assets	--	225.3	N/A	N/A

Other postretirement benefits plans are funded via specific assets within certain retirement plans (401(h) assets) as well as a Voluntary Employees’ Beneficiary Association (VEBA) trust. The asset allocation of the 401(h) assets mirror the qualified pension plan assets and the asset allocation of the VEBA trust are reflected in the following table under “Other Postretirement Benefits Plans.” The asset allocation for WPL’s qualified pension and other postretirement benefits plans at Sep. 30, 2007 and 2006, and the qualified pension plan target allocation for 2007 were as follows:

				Other Postretirement
	Qualified Pension Plan			Benefits Plans
	Target	Percentage of Plan		Percentage of Plan
	Allocation	Assets at Sep. 30,		Assets at Sep. 30,
Asset Category	2007	2007	2006	2007	2006
Equity securities	65-75%	73%	73%	49%	57%
Debt securities	20-35%	27%	27%	20%	23%
Other	0-5%	--	--	31%	20%
		100%	100%	100%	100%

Alliant Energy sponsors several non-qualified pension plans that cover certain current and former key employees. In 2007, 2006 and 2005, the pension expense allocated to WPL for these plans was $2.7 million, $2.1 million and $1.9 million, respectively. Included for 2007 was the settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans during 2008 will be $0 and $7 million, respectively.

The expected benefit payments and Medicare subsidies, which reflect expected future service, as appropriate, are as follows (in millions):

	2008	2009	2010	2011	2012	2013 - 2017
Pension benefits	$9.2	$9.4	$10.0	$10.7	$11.6	$77.3
Other postretirement benefits	6.8	7.0	7.3	6.6	6.8	40.2
Medicare subsidies	(0.5)	(0.6)	(0.6)	(0.6)	(0.5)	(3.3)
	$15.5	$15.8	$16.7	$16.7	$17.9	$114.2

The estimated amortization from “Regulatory assets” on WPL’s Consolidated Balance Sheet into net periodic benefit cost in 2008 is as follows (in millions):

	Qualified	Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$1.0	$1.0
Prior service cost (credit)	0.8	(1.0)
	$1.8	$--

(8) DEBT

(b) Long-Term Debt - At Dec. 31, 2007, WPL’s debt maturities for 2008 to 2012 were $60 million, $0, $100 million, $0 and $0, respectively. The carrying value of WPL’s long-term debt (including current maturities) at Dec. 31, 2007 and 2006 was $597 million and $404 million, respectively. The fair value, based upon the market yield of similar securities and quoted market prices, at Dec. 31, 2007 and 2006 was $621 million and $418 million, respectively. WPL’s unamortized debt issuance costs recorded in “Deferred charges and other” on WPL’s Consolidated Balance Sheets were $4.8 million and $2.5 million at Dec. 31, 2007 and 2006, respectively.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (dollars in millions):

	Ownership	Carrying Value
	Interest at	at Dec. 31,		Equity Income
	Dec. 31, 2007	2007	2006	2007	2006	2005
ATC (a)	17%	$172	$166	($27)	($24)	($21)
Wisconsin River Power Company	50%	10	9	(1)	(3)	(5)
		$182	$175	($28)	($27)	($26)

(a)	WPL has the ability to exercise significant influence over ATC’s financial and operating policies through its participation on ATC’s Board of Directors.

Summary financial information from the financial statements of these investments is as follows (in millions):

	2007	2006	2005
Operating revenues	$416	$347	$303
Operating income	213	163	131
Net income	157	128	106
As of Dec. 31:
Current assets	52	36
Non-current assets	2,208	1,873
Current liabilities	318	306
Non-current liabilities	1,010	777

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - WPL has made certain commitments in connection with its 2008 capital expenditures.

(b) Operating Expense Purchase Obligations - Based on a system coordination and operating agreement, Alliant Energy annually allocates purchased power contracts to WPL and Interstate Power and Light Company (IPL), based on various factors such as resource mix, load growth and resource availability. The amounts in the table below reflect these allocated contracts. The purchased power amounts are primarily related to capacity payments under the Kewaunee PPA, which expires in 2013. Refer to Note 20 for additional information regarding the allocation of purchased power transactions. WPL enters into coal transportation contracts that are directly assigned to its specific generating stations, the amounts of which are included in the table below. In addition, Corporate Services entered into system-wide coal contracts on behalf of WPL and IPL of $73 million, $57 million, $29 million, $17 million, and $6 million for 2008 to 2012, respectively, to allow flexibility for the changing needs of the quantity of coal consumed by each. Coal contract quantities are allocated to specific WPL or IPL generating stations at or before the time of delivery based on various factors including projected heat input requirements, combustion compatibility and efficiency. These system-wide coal contracts have not yet been directly assigned to WPL and IPL since the specific needs of each utility are not yet known and therefore are excluded from the table below. WPL also enters into other operating expense purchase obligations with various vendors for other goods and services. The other operating expense purchase obligations amounts represent individual commitments incurred during the normal course of business that exceeded $1 million at Dec. 31, 2007. At Dec. 31, 2007, WPL’s minimum commitments from these purchase obligations were as follows (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total
Purchased power	$150	$133	$84	$63	$75	$79	$584
Natural gas	184	108	25	21	20	64	422
Coal	7	7	7	7	7	14	49
Other	6	--	--	--	--	--	6
	$347	$248	$116	$91	$102	$157	$1,061

WPL enters into certain contracts that are considered leases and are therefore not included here, but are included in Note 3.

(14) SEGMENTS OF BUSINESS

WPL is a utility serving customers in Wisconsin and includes three segments: a) electric operations; b) gas operations; and c) other, which includes various other energy-related products and services and the unallocated portions of the utility business. Refer to Note 17 of Alliant Energy’s “Notes to Consolidated Financial Statements” for discussion of WPL’s utility operations in Illinois which were sold in February 2007. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes and therefore are included in “Total.” In 2007, 2006 and 2005, gas revenues included $15 million, $17 million and $51 million, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s significant business segments was as follows (in millions):

	Electric	Gas	Other	Total
2007
Operating revenues	$1,140.7	$265.7	$10.4	$1,416.8
Depreciation and amortization	95.7	14.2	--	109.9
Operating income (loss)	157.7	37.9	(4.9)	190.7
Interest expense, net of allowance for funds used
during construction (AFUDC)				47.0
Equity income from unconsolidated investments	(28.4)	--	--	(28.4)
Interest income and other				(0.7)
Income taxes				59.3
Net income				113.5
Preferred dividends				3.3
Earnings available for common stock				110.2
Total assets	2,215.5	341.1	232.0	2,788.6
Investments in equity method subsidiaries	182.0	--	--	182.0
Construction and acquisition expenditures	179.8	23.1	0.2	203.1

	Electric	Gas	Other	Total
2006
Operating revenues	$1,111.4	$273.9	$16.0	$1,401.3
Depreciation and amortization	92.8	14.5	--	107.3
Operating income	143.9	40.0	1.0	184.9
Interest expense, net of AFUDC				45.7
Equity income from unconsolidated investments	(27.0)	--	--	(27.0)
Interest income and other				(1.3)
Income taxes				62.2
Net income				105.3
Preferred dividends				3.3
Earnings available for common stock				102.0
Total assets	2,131.4	351.9	215.8	2,699.1
Investments in equity method subsidiaries	175.3	--	--	175.3
Construction and acquisition expenditures	141.8	18.9	1.8	162.5

2005
Operating revenues	1,073.9	322.3	13.4	1,409.6
Depreciation and amortization	92.7	14.6	0.6	107.9
Operating income (loss)	146.5	33.4	(5.3)	174.6
Interest expense, net of AFUDC				37.1
Equity income from unconsolidated investments	(26.3)	--	--	(26.3)
Interest income and other				(2.2)
Income taxes				60.9
Net income				105.1
Preferred dividends				3.3
Earnings available for common stock				101.8
Total assets	2,070.2	380.2	217.2	2,667.6
Investments in equity method subsidiaries	162.5	--	--	162.5
Construction and acquisition expenditures	164.5	20.2	0.6	185.3

(16) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007				2006
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)

Operating revenues	$398.6	$312.3	$357.6	$348.3	$380.8	$301.4	$368.4	$350.7
Operating income	56.7	33.1	52.4	48.5	56.9	34.1	38.8	55.1
Net income	34.6	18.6	30.8	29.5	32.7	17.9	22.6	32.1
Earnings available for common stock	33.8	17.7	30.0	28.7	31.9	17.0	21.8	31.3

(17) ASSETS AND LIABILITIES HELD FOR SALE

In February 2007, WPL completed the sale of its Illinois electric distribution and gas properties held within South Beloit and received net proceeds of $24 million. WPL has applied the provisions of Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to the South Beloit assets and liabilities, which were recorded as held for sale at Dec. 31, 2006. The operating results of South Beloit were not reported as discontinued operations due to WPL’s continuing involvement in the operations of this business after the disposal transaction. The assets and liabilities held for sale on WPL’s Consolidated Balance Sheet at Dec. 31, 2006 were as follows (in millions):

Assets held for sale:
Property, plant and equipment:
Electric plant in service	$21.6
Gas plant in service	13.8
Accumulated depreciation	(13.2)
Net plant	22.2
Construction work in progress	2.1
Property, plant and equipment, net	24.3
Liabilities held for sale:
Long-term liabilities	1.3
Net assets held for sale	$23.0

(20) RELATED PARTIES

WPL and IPL are parties to a system coordination and operating agreement. The agreement, which has been approved by the Federal Energy Regulatory Commission (FERC), provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of WPL and IPL. In addition, the agreement allows the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases are allocated among WPL and IPL based on procedures included in the agreement. The sales allocated to WPL were $16 million, $24 million and $40 million for 2007, 2006 and 2005, respectively. The purchases allocated to WPL were $449 million, $444 million and $466 million for 2007, 2006 and 2005, respectively. The procedures were approved by FERC and all state regulatory bodies having jurisdiction over these sales. Under the agreement, WPL and IPL are fully reimbursed for any generation expense incurred to support the sale to an affiliate or to a non-affiliate. Any margins on sales to non-affiliates are distributed to WPL and IPL in proportion to each utility’s share of electric production at the time of the sale.

Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs totaled $135 million, $124 million and $113 million for 2007, 2006 and 2005, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At Dec. 31, 2007 and 2006, WPL had a net intercompany payable to Corporate Services of $74 million and $61 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended Dec. 31, 2007 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Dec. 31, 2007.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control Over Financial Reporting” and, with respect to Alliant Energy, “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. During the fourth quarter of 2007, management completed the implementation of new software that automates and improves the efficiency of various functions within the fuels management group. There were no other changes in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Dec. 31, 2007 that have materially affected, or are reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ALLIANT ENERGY AND IPL

The directors of Alliant Energy and IPL are the same and therefore the information required by Item 10 relating to directors and nominees for election of directors is the same for both registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2008 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in Alliant Energy’s Proxy Statement for the 2008 Annual Meeting of Shareowners (the 2008 Alliant Energy Proxy Statement), which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy and IPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2008 Alliant Energy Proxy Statement. The code of ethics of Alliant Energy and IPL are the same. The information required by Item 10 relating to Alliant Energy’s and IPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2008 Alliant Energy Proxy Statement.

WPL

The information required by Item 10 relating to directors and nominees for election of directors at the 2008 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in WPL’s Proxy Statement for the 2008 Annual Meeting of Shareowners (the 2008 WPL Proxy Statement), which will be filed with the SEC within 120 days after the end of WPL’s fiscal year. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 WPL Proxy Statement. Information regarding executive officers of WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2008 WPL Proxy Statement. The code of ethics of Alliant Energy and WPL are the same therefore the information required by Item 10 relating to WPL’s code of ethics is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2008 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

ALLIANT ENERGY

The information required by Item 11 is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2008 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL

The directors and executive officers for IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2008 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY

Information regarding Alliant Energy’s equity compensation plans as of Dec. 31, 2007 was as follows (Not Applicable (N/A)):

(C)
	(A)	(B)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (A))
Equity compensation plans
approved by shareowners	829,448 (a)	$29.08	3,021,694 (b)
Equity compensation plans not
approved by shareowners	N/A (c)	N/A	N/A (d)
	829,448	$29.08	3,021,694

(a)

Represents performance shares and options to purchase shares of Alliant Energy’s common stock granted under the Alliant Energy Long-Term Equity Incentive Plan and the 2002 Equity Incentive Plan (EIP). The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy's common stock at a performance multiplier of 200% except for the performance share payouts in the first quarter of 2008, which were assumed to be paid out in the form of cash.

(b)

All of the available shares under the EIP may be issued upon the exercise of stock options or may be issued as awards in the form of stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units. Excludes 301,180 shares of non-vested restricted common stock previously issued and outstanding under the EIP at Dec. 31, 2007.

(c)	As of Dec. 31, 2007, there were 294,196 shares of Alliant Energy’s common stock outstanding under the Alliant Energy Deferred Compensation Plan (DCP) described below.
(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary, incentive compensation and eligible supplemental executive retirement plan payments and directors may elect to defer all or part of their retainer fee. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the deferred compensation plan. Key employees and directors may elect to have their deferrals credited to an interest account, an equity account based on an S&P 500 index fund or a company stock account. The company stock account is held in a rabbi trust. Payments from the company stock account will be made in shares of Alliant Energy common stock.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2008 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

To IPL’s knowledge, no shareowner beneficially owned 5% or more of IPL’s 8.375% or 7.10% Cumulative Preferred Stock as of Dec. 31, 2007. None of the directors or executive officers of IPL own any shares of IPL’s 8.375% or 7.10% Cumulative Preferred Stock.

WPL

The information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2008 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ALLIANT ENERGY AND IPL

The information required by Item 13 for each of Alliant Energy and IPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2008 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s and IPL’s fiscal years.

WPL

The information required by Item 13 is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2008 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2008 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL

IPL’s Audit Committee of the Board of Directors (Committee) has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Committee of specifically defined audit and non-audit services after the Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Committee’s authority to management. In the event the need for specific services arises between Committee meetings, the Committee has delegated to the Chairperson of the Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Committee, directly related and allocated to IPL for 2007 and 2006 were as follows (in thousands):

	2007		2006
	Fees	% of Total	Fees	% of Total
Audit Fees	$1,035	53%	$739	80%
Audit-related Fees	818	41%	67	7%
Tax Fees	115	6%	81	9%
All Other Fees	3	--%	39	4%
	$1,971	100%	$926	100%

Audit-related fees consisted of the fees billed for services rendered related to IPL’s electric transmission assets sale agreement, employee benefits plan audits and attest services not required by statute or regulations. Tax fees consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the professional staff in the independent registered public accounting firm’s tax division, except those rendered in connection with the audit. All other fees primarily consisted of license fees for tax and accounting research software products. The Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independent registered public accounting firm independence.

WPL

The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2008 WPL Proxy Statement, which will be filed with the SEC within 120 days after the end of WPL’s fiscal year.

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

(3)	Exhibits Required by SEC Regulation S-K - The following Exhibits are filed herewith or incorporated herein by reference.

2.1	Asset Sale Agreement, dated Jan. 18, 2007, between IPL and ITC Midwest LLC (incorporated by reference to Exhibit 2.1 to Alliant Energy’s Form 8-K, dated Jan. 18, 2007 (File No. 1-9894))

3.1

Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Registration No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated Dec. 6, 2006 (File No. 1-9894))

3.3	Restated Articles of Incorporation of WPL, as amended (incorporated by reference to Exhibit 3.1 to WPL’s Form 10-Q for the quarter ended June 30, 1994 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.2 to WPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-337))

3.5	Restated Articles of Incorporation of IPL (incorporated by reference to Exhibit 3.5 to IPL’s Form 10-K for the year 2003 (File No. 0-4117-1))

3.6	Restated Bylaws of IPL, effective Dec. 6, 2006 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated Dec. 6, 2006 (File No. 0-4117-1))

4.1

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated Nov. 7, 2006 (File No. 1-9894))

4.2

Rights Agreement, dated Jan. 20, 1999, between Alliant Energy and Wells Fargo Bank Minnesota, N.A., successor (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A, dated Jan. 20, 1999 (File No. 1-9894))

4.3

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-337))

4.4

Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee, relating to debt securities (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Registration No. 33-60917))

4.5	Officers’ Certificate, dated as of Oct. 27, 1998, creating WPL’s 5.7% debentures due Oct. 15, 2008 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated Oct. 27, 1998 (File No. 0-337))

4.6	Officers’ Certificate, dated as of March 1, 2000, creating WPL’s 7-5/8% debentures due March 1, 2010 (incorporated by reference to Exhibit 4 to WPL’s Form 8-K, dated March 1, 2000 (File No. 0-337))

4.7	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 28, 2004 (File No. 0-337))

4.8	Officers’ Certificate, dated as of Aug. 8, 2007, creating WPL’s 6.375% debentures due Aug. 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated Aug. 8, 2007 (File No. 0-337))

4.9

Second Amended and Restated Five Year Credit Agreement, dated Nov. 7, 2006, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated Nov. 7, 2006 (File No. 0-4117-1))

4.10

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 1, 1997, between IPL and The Bank of New York Trust Co., N.A. (formerly known as (f/k/a) J.P. Morgan Trust Company, N.A.), successor, as Trustee (incorporated by reference to Exhibit 4(j) to IPL’s Registration Statement, File No. 333-32097)

4.11

Indenture (For Senior Unsecured Debt Securities), dated as of Aug. 20, 2003, between IPL and The Bank of New York Trust Co., N.A. (f/k/a J.P. Morgan Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Registration No. 333-108199))

4.12

Officer’s Certificate, dated as of Aug. 4, 1997, creating IPL’s 6-5/8% Senior Debentures, Series A, due Aug. 1, 2009 (incorporated by reference to Exhibit 4.12 to IPL’s Form 10-K for the year 2000 (File No. 0-4117-1))

4.13

Officers’ Certificate, dated as of March 6, 2001, creating IPL’s 6-3/4% Series B Senior Debentures due March 15, 2011 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated March 6, 2001 (File No. 0-4117-1))

4.14

Officer’s Certificate, dated Sep. 10, 2003, creating IPL’s 5.875% Senior Debentures due Sep. 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Sep. 10, 2003 (File No. 0-4117-1))

4.15

Officer’s Certificate, dated Oct. 14, 2003, creating IPL’s 6.45% Senior Debentures due Oct. 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 14, 2003 (File No. 0-4117-1))

4.16	Officer’s Certificate, dated May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 0-4117-1))

4.16a

Officer’s Certificate, dated as of Aug. 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Aug. 2, 2004 (File No. 0-4117-1))

4.17

Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 0-4117-1))

4.18

Indenture, dated as of Nov. 4, 1999, among Resources, Alliant Energy, as Guarantor, and U.S. Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to Resources’ and Alliant Energy’s Registration Statement on Form S-4 (Registration No. 333-92859)), and the indentures supplemental thereto dated, respectively, Nov. 4, 1999 and Feb. 1, 2000 (Exhibit 4.2 to Registration No. 333-92859 and Exhibit 99.4 to Alliant Energy’s Form 8-K dated Feb. 1, 2000 (File No. 1-9894))

10.1	Operating Agreement of ATC, dated as of Jan. 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2

Sales Agreement, dated April 9, 2004, between Alliant Energy and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.3 to Alliant Energy’s Registration Statement on Form S-3 (Registration No. 333-114361))

10.3#	Alliant Energy Long-Term Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1999 (File No. 1-9894))

10.4#

Alliant Energy Amended and Restated 2002 Equity Incentive Plan (EIP) (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 5, 2006 (File No. 1-9894))

10.4a#

Form of Non-qualified Stock Option Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.4b#	Form of Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2004 (File No. 1-9894))

10.4c#	Form of Performance Share Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K dated Dec. 12, 2007 (File No. 1-9894))

10.4d#

Form of Performance Contingent Restricted Stock Agreement pursuant to the Alliant Energy EIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Dec. 12, 2007 (File No. 1-9894))

10.5#	Alliant Energy Deferred Compensation Plan, as amended and restated effective Jan. 1, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated Nov. 1, 2007 (File No. 1-9894))

10.6#	Alliant Energy Rabbi Trust Agreement for Deferred Compensation Plans (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.7#	Form of Supplemental Retirement Agreement (SRA) (incorporated by reference to Exhibit 10.15 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 1998 (File No. 1-9894))

10.8#	Alliant Energy Excess Plan (incorporated by reference to Exhibit 10.33 to Alliant Energy’s Form 10-K for the year 2000 (File No. 1-9894))

10.9#

SRA by and between Alliant Energy and W.D. Harvey, E.G. Protsch and B.J. Swan (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.10#

SRA by and between Alliant Energy and T.L. Hanson, T.L. Aller, P.L. Kampling and P. Howard Moore (incorporated by reference to Exhibit 10.7 to Alliant Energy’s Form 10-Q for the quarter ended Sep. 30, 2003 (File No. 1-9894))

10.11#	SRA by and between Alliant Energy and D.K. Doyle (incorporated by reference to Exhibit 10.26 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.12#	Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan

10.13#	Form of KEESA, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, P.L. Kampling and P. Howard Moore

10.14#	Alliant Energy Executive Severance Plan (incorporated by reference to Exhibit 10.29 to Alliant Energy’s Form 10-K for the year 2006 (File No. 1-9894))

10.15#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective Jan. 1, 2008

10.16#	2008 Management Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated Feb. 11, 2008 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiary of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	Jan. 1	Expense	Accounts (a)	Deductions (b)	Dec. 31
(in millions)

Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy Corporation
Year ended Dec. 31, 2007	$4.0	$7.6	$1.6	$8.8	$4.4
Year ended Dec. 31, 2006	5.8	6.5	1.3	9.6	4.0
Year ended Dec. 31, 2005	7.2	9.6	3.2	14.2	5.8
Interstate Power and Light Company
Year ended Dec. 31, 2007	$2.0	$6.6	$--	$6.7	$1.9
Year ended Dec. 31, 2006	2.5	6.3	--	6.8	2.0
Year ended Dec. 31, 2005	2.6	8.3	--	8.4	2.5
Wisconsin Power and Light Company
Year ended Dec. 31, 2007	$1.6	$0.2	$1.6	$2.0	$1.4
Year ended Dec. 31, 2006	2.7	0.1	1.3	2.5	1.6
Year ended Dec. 31, 2005	1.1	0.6	3.2	2.2	2.7

Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Deferred Tax Asset Valuation Allowances:
Alliant Energy Corporation
Year ended Dec. 31, 2007	$53.2	$5.1	$--	$24.3	$34.0
Year ended Dec. 31, 2006	47.8	12.5	--	7.1	53.2
Year ended Dec. 31, 2005	61.5	51.4	3.6	68.7	47.8
Interstate Power and Light Company
Year ended Dec. 31, 2007	$--	$--	$--	$--	$--
Year ended Dec. 31, 2006	--	--	--	--	--
Year ended Dec. 31, 2005	--	--	--	--	--
Wisconsin Power and Light Company
Year ended Dec. 31, 2007	$--	$--	$--	$--	$--
Year ended Dec. 31, 2006	--	--	--	--	--
Year ended Dec. 31, 2005	0.6	--	--	0.6	--

Other Reserves:

Accumulated Provision for Other Reserves (c):
Alliant Energy Corporation
Year ended Dec. 31, 2007	$14.5	$6.4	$--	$4.5	$16.4
Year ended Dec. 31, 2006	21.7	8.4	--	15.6	14.5
Year ended Dec. 31, 2005	22.6	20.4	--	21.3	21.7
Interstate Power and Light Company
Year ended Dec. 31, 2007	$8.0	$2.4	$--	$3.3	$7.1
Year ended Dec. 31, 2006	12.0	4.4	--	8.4	8.0
Year ended Dec. 31, 2005	15.5	14.0	--	17.5	12.0
Wisconsin Power and Light Company
Year ended Dec. 31, 2007	$5.0	$2.2	$--	$0.3	$6.9
Year ended Dec. 31, 2006	4.7	1.7	--	1.4	5.0
Year ended Dec. 31, 2005	5.3	2.8	--	3.4	4.7

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by Wisconsin Power and Light Company are recorded in regulatory assets.

Deferred tax asset valuation allowances: Amounts were recorded to foreign currency translation adjustments in accumulated other comprehensive income (loss).

(b)

Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2008.

ALLIANT ENERGY CORPORATION

By: /s/ William D. Harvey
William D. Harvey
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2008.

/s/ William D. Harvey	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2008.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2008.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2008.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ William D. Harvey
William D. Harvey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2008.

/s/ William D. Harvey	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
William D. Harvey

/s/ Eliot G. Protsch	Chief Financial Officer (Principal Financial Officer)
Eliot G. Protsch

/s/ Thomas L. Hanson	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas L. Hanson

/s/ Michael L. Bennett	Director	/s/Singleton B. McAllister	Director	/s/ David A. Perdue	Director
Michael L. Bennett		Singleton B. McAllister		David A. Perdue

/s/ Darryl B. Hazel	Director	/s/Ann K. Newhall	Director	/s/ Judith D. Pyle	Director
Darryl B. Hazel		Ann K. Newhall		Judith D. Pyle

/s/ James A. Leach	Director	/s/Dean C. Oestreich	Director	/s/ Carol P. Sanders	Director
James A. Leach		Dean C. Oestreich		Carol P. Sanders

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K

For the fiscal year ended Dec. 31, 2007

Exhibit
Number	Description
10.12	Form of Key Executive Employment and Severance Agreement (KEESA), by and between Alliant Energy and each of W.D. Harvey, E.G. Protsch and B.J. Swan
10.13	Form of KEESA, by and between Alliant Energy and each of T.L. Aller, D.K. Doyle, T.L. Hanson, P.L.
Kampling and P. Howard Moore
10.15	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL,
effective Jan. 1, 2008
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred
Dividend Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred
Requirements for WPL
21.1	Subsidiaries of Alliant Energy
21.2	Subsidiary of WPL
23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy
23.2	Consent of Independent Registered Public Accounting Firm for IPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL