Form 10-Q
period 2008-03-31
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2008-05-01
CIK 352541, 52485, 107832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

Interstate Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Wisconsin Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each class of common stock as of April 30, 2008:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,434,604 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; current or future litigation, regulatory investigations, proceedings or inquiries; developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new generating facilities and WPL’s proposed purchase of Alliant Energy Resources, Inc.’s (Resources’) electric generating facility in Neenah, Wisconsin; issues related to the availability of their generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services; issues associated with environmental remediation efforts and with environmental compliance generally; potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions; weather effects on results of operations; financial impacts of hedging strategies, including the impact of weather hedges on their earnings; unplanned outages at their generating facilities and risks related to recovery of incremental costs through rates; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; unanticipated impacts that storms or natural disasters in their service territories may have on their operations; economic and political conditions in their service territories; their ability to collect unpaid utility bills; the growth rate of ethanol and biodiesel production in their service territories; Alliant Energy’s ability to achieve and/or sustain its dividend payout ratio goal; any material post-closing adjustments related to any of their past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets under competitive terms and rates; access to technological developments; issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; inflation and interest rates; the impact of necessary accruals for the terms of their incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; their ability to continue cost controls and operational efficiencies; their ability to utilize tax capital losses generated to date, and those that may be generated in the future, before they expire; their ability to successfully complete ongoing tax audits and appeals with no material impact on their earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months Ended March 31,
2008	2007

(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$567.7	$553.5
Gas	308.5	288.3
Other	17.9	18.0
Non-regulated	97.9	52.9

992.0	912.7

Operating expenses:
Utility:
Electric production fuel and purchased power	301.5	280.3
Cost of gas sold	232.1	211.9
Other operation and maintenance	164.8	164.6
Non-regulated operation and maintenance	80.8	41.3
Depreciation and amortization	61.6	66.0
Taxes other than income taxes	26.1	27.8

866.9	791.9

Operating income	125.1	120.8

Interest expense and other:
Interest expense	29.7	29.6
Equity income from unconsolidated investments	(7.5)	(7.5)
Allowance for funds used during construction	(3.2)	(1.5)
Preferred dividend requirements of subsidiaries	4.7	4.7
Interest income and other	(7.1)	(8.5)

16.6	16.8

Income from continuing operations before income taxes	108.5	104.0

Income taxes	40.4	38.8

Income from continuing operations	68.1	65.2

Loss from discontinued operations, net of tax	-	(1.3)

Net income	$68.1	$63.9

Weighted average number of common shares outstanding (basic) (000s)	110,14	8	115,42	0

Weighted average number of common shares outstanding (diluted) (000s)	110,30	4	115,75	4

Earnings per weighted average common share (basic and diluted):
Income from continuing operations	$0.62	$0.56
Loss from discontinued operations	-	(0.01)

Net income	$0.62	$0.55

Dividends declared per common share	$0.35	$0.3175

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,680.5	$5,633.7
Gas plant in service	733.5	726.3
Other plant in service	476.1	466.8
Accumulated depreciation	(2,727.7)	(2,692.5)

Net plant	4,162.4	4,134.3
Construction work in progress:
Cedar Ridge Wind Farm	99.1	41.8
Other	156.5	153.6
Other, less accumulated depreciation (accum. depr.)	21.3	4.6

Total utility	4,439.3	4,334.3

Non-regulated and other:
Non-regulated Generation, less accum. depr.	237.6	240.5
Other non-regulated investments, less accum. depr.	66.3	66.1
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	39.5	39.0

Total non-regulated and other	343.4	345.6

	4,782.7	4,679.9

Current assets:
Cash and cash equivalents	632.4	745.6
Accounts receivable:
Customer, less allowance for doubtful accounts	275.6	154.7
Unbilled utility revenues	128.1	151.6
Other, less allowance for doubtful accounts	68.5	40.6
Production fuel, at weighted average cost	82.7	92.2
Materials and supplies, at weighted average cost	47.2	45.6
Gas stored underground, at weighted average cost	12.9	70.5
Regulatory assets	45.7	58.5
Derivative assets	41.1	34.1
Other	67.9	78.9

	1,402.1	1,472.3

Investments:
Investment in American Transmission Company LLC	174.3	172.2
Other	65.8	65.7

	240.1	237.9

Other assets:
Regulatory assets	467.7	491.7
Deferred charges and other	296.5	307.9

	764.2	799.6

Total assets	$7,189.1	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)(Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,436,824 and 110,359,314 shares	$1.1	$1.1
Additional paid-in capital	1,493.3	1,483.4
Retained earnings	1,232.0	1,205.2
Accumulated other comprehensive income	0.8	0.2
Shares in deferred compensation trust - 242,189 and 294,196 shares
at a weighted average cost of $30.85 and $29.65 per share	(7.5)	(8.7)

Total common equity	2,719.7	2,681.2

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,403.6	1,404.5

	4,367.1	4,329.5

Current liabilities:
Current maturities	140.1	140.1
Commercial paper	79.9	81.8
Other short-term borrowings	3.1	29.5
Accounts payable	333.9	346.7
Regulatory liabilities	85.9	86.5
Accrued taxes	87.4	74.7
Other	173.0	177.7

	903.3	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	838.4	822.9
Regulatory liabilities	665.5	656.4
Pension and other benefit obligations	199.6	206.4
Other	211.3	233.6

	1,914.8	1,919.3

Minority interest	3.9	3.9

Total capitalization and liabilities	$7,189.1	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$68.1	$63.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	61.6	66.0
Other amortizations	11.8	12.0
Deferred tax expense (benefit) and investment tax credits	(1.3)	10.2
Equity income from unconsolidated investments, net	(7.5)	(7.5)
Distributions from equity method investments	6.4	4.4
Other	0.3	(4.6)
Other changes in assets and liabilities:
Accounts receivable	(47.6)	61.9
Sale of accounts receivable	(75.0)	(50.0)
Income tax refunds receivable	13.4	16.7
Gas stored underground	57.6	41.8
Derivative assets	(10.0)	(1.9)
Regulatory assets	5.8	80.8
Accounts payable	(9.7)	(19.4)
Accrued taxes	13.0	(4.3)
Derivative liabilities	(23.3)	(61.9)
Regulatory liabilities	5.9	(19.3)
Deferred revenues	32.3	0.4
Accrued incentive compensation and other	(14.9)	(21.6)

Net cash flows from operating activities	86.9	167.6

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(126.5)	(97.4)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(6.3)	(5.2)
Proceeds from asset sales	0.4	57.9
Purchases of emission allowances	-	(23.9)
Changes in restricted cash	(1.2)	11.9
Other	17.3	11.6

Net cash flows used for investing activities	(116.3)	(45.1)

Cash flows used for financing activities:
Common stock dividends	(38.6)	(36.8)
Repurchase of common stock	(1.4)	(145.1)
Proceeds from issuance of common stock	0.7	25.4
Reductions in long-term debt	(1.0)	(62.0)
Net change in short-term borrowings	(28.3)	(76.6)
Changes in cash overdrafts	(16.9)	12.3
Other	1.7	4.6

Net cash flows used for financing activities	(83.8)	(278.2)

Net decrease in cash and cash equivalents	(113.2)	(155.7)
Total cash and cash equivalents at beginning of period	745.6	266.0

Total cash and cash equivalents at end of period	632.4	110.3
Less: cash and cash equivalents classified as held for sale at end of period	-	0.1

Cash and cash equivalents at end of period	$632.4	$110.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by Alliant Energy, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include Alliant Energy and its consolidated subsidiaries (including IPL, WPL, Resources and Alliant Energy Corporate Services, Inc. (Corporate Services)). These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated financial position at March 31, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been made. Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Liabilities -

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives. Refer to Note 11(a) for information regarding the fair value of derivatives at March 31, 2008 and Dec. 31, 2007.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures required for the planning and siting (commonly referred to as pre-certification or pre-construction costs) of certain proposed base-load, clean air compliance and wind projects. Cumulative costs for these projects were primarily recorded in “Other assets - regulatory assets” as follows (in millions):

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2008	2007	2008	2007	2008	2007
WPL’s base-load project (a)	$19.6	$17.3	$--	$--	$19.6	$17.3
IPL’s base-load project (b)	17.8	12.0	17.8	12.0	--	--
Clean air compliance projects	13.1	12.2	7.6	7.5	5.5	4.7
Wind projects (c)	1.5	28.6	--	27.2	1.5	1.4
	$52.0	$70.1	$25.4	$46.7	$26.6	$23.4

(a)	WPL’s proposed 300 megawatt (MW) coal-fired electric generating facility, which WPL expects to be in service in 2013 with a preferred location in Cassville, Wisconsin.
(b)	IPL’s proposed 630 MW coal-fired electric generating facility, which IPL expects to be in service in 2013 with a preferred location in Marshalltown, Iowa.
(c)

Includes IPL’s proposed 200 MW wind farm in Franklin County, Iowa, expected to be in service in 2010. In February 2008, IPL received approval from the Iowa Utilities Board (IUB) to construct the project. Upon approval, the related cumulative pre-certification and pre-construction costs were transferred from “Other assets - regulatory assets” to “Property, plant and equipment - Utility” on Alliant Energy’s, and “Property, plant and equipment” on IPL’s, Condensed Consolidated Balance Sheets.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three months ended March 31 was as follows (in thousands):

	2008	2007
Weighted average common shares outstanding:
Basic EPS calculation	110,148	115,420
Effect of dilutive securities	156	334
Diluted EPS calculation	110,304	115,754

(d) Cash and Cash Equivalents - At March 31, 2008 and Dec. 31, 2007, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity. The yield on these funds can fluctuate daily. Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	March 31, 2008	Dec. 31, 2007
Total cash and cash equivalents	$632	$746
Money market fund investments	$609	$737
Interest rates on money market fund investments	3.09 - 3.36%	4.83 - 4.99%

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31 were as follows (in millions):

	2008	2007
Interest income	($6.9)	($4.8)
Gains on investment sales, net	--	(3.6)
Other	(0.2)	(0.1)
	($7.1)	($8.5)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	2008	2007
Cash paid during the period for:
Interest, net of capitalized interest	$44.0	$36.6
Income taxes, net of refunds	10.9	2.3

(f) New Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL are required to adopt SFAS 161 by Jan. 1, 2009. SFAS 161 is not expected to impact their financial condition or results of operations.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Alliant Energy, IPL and WPL concluded as of Jan. 1, 2008 that they would not record any eligible items at fair value in accordance with SFAS 159 and therefore there was no impact on their financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-1, “Application of SFAS 157 to SFAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS 157-2, “Effective Date of SFAS 157.” FSP SFAS 157-1 removes leasing transactions accounted for under SFAS 13 and related guidance from the scope of SFAS 157. FSP SFAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until Jan. 1, 2009. Refer to Note 10 for expanded disclosures about fair value measurements required by SFAS 157.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the overfunded or underfunded status of its benefit plans as an asset or liability on its balance sheet and to recognize the changes in the funded status of its benefit plans in the year in which they occur as a component of other comprehensive income. Alliant Energy, IPL and WPL adopted the recognition provision of SFAS 158 in 2006. SFAS 158 also requires an employer to measure benefit plan assets and obligations as of the end of its fiscal year. Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158 in 2008, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively.

(2) UTILITY RATE REFUNDS

WPL and its wholesale customers reached a settlement of the issues identified in WPL’s filing with the Federal Energy Regulatory Commission (FERC) requesting approval to implement a formula rate structure. Final written agreements with WPL’s wholesale customers were filed with FERC in February 2008 and, if approved, will result in an over-collection of wholesale electric revenues beginning June 1, 2007. WPL will refund the over-collection, with interest, upon approval in accordance with FERC requirements. As of March 31, 2008, WPL has fully accrued anticipated refunds of $7 million related to revenues collected during June 1, 2007 through March 31, 2008.

In August 2007, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. WPL estimates the over-recovery of retail fuel-related costs during this period to be $20 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first two months of 2008. In March 2008, WPL filed a request for approval with the PSCW to refund to its retail electric customers the remaining $13 million, including interest. WPL expects to receive the PSCW’s decision in the second quarter of 2008. At March 31, 2008, WPL reserved for the remaining amounts anticipated to be paid to retail electric customers related to these refunds.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three months ended March 31 were as follows (in millions):

	2008	2007
Net income	$68.1	$63.9
Unrealized gains (losses) on securities, net of tax	0.6	(0.1)
Pension and other postretirement benefits
amortizations, net of tax	--	0.2
Unrealized holding gains (losses) on qualifying
derivatives, net of tax	--	--
Less: reclassification adjustment for gains
included in net income, net of tax	--	0.5
Net unrealized losses on qualifying derivatives	--	(0.5)
Other comprehensive income (loss)	0.6	(0.4)
Comprehensive income	$68.7	$63.5

(4) SALES OF ACCOUNTS RECEIVABLE

At March 31, 2008 and Dec. 31, 2007, IPL had sold in the aggregate $25 million and $100 million, respectively, of accounts receivable.

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate differs from the federal statutory rate of 35% principally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses. Refer to Note 12(e) for discussion of a tax contingency related to capital losses from Alliant Energy’s former Brazil investments.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$4.1	$5.0	$2.1	$2.1
Interest cost	13.7	12.6	3.8	3.4
Expected return on plan assets	(18.7)	(16.7)	(2.3)	(1.9)
Amortization of:
Transition obligation	--	--	--	0.1
Prior service cost (credit)	0.7	0.8	(0.9)	(0.9)
Actuarial loss	1.0	2.2	0.9	1.0
	$0.8	$3.9	$3.6	$3.8

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2008 will be $0, $3 million and $15 million, respectively, of which $0, $0 and $4 million, respectively, have been contributed through March 31, 2008.

In 2008, Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively. Refer to Note 1(f) for additional information.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Share-based compensation expense	$0.9	$4.5	$0.5	$2.3	$0.4	$1.7
Income tax benefits	0.4	1.8	0.2	0.9	0.1	0.7

As of March 31, 2008, total unrecognized compensation cost related to all share-based compensation awards was $10.4 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at March 31, 2008 and Dec. 31, 2007. A summary of the performance shares activity for the three months ended March 31 was as follows:

	2008	2007
	Shares (a)	Shares (a)
Nonvested shares at Jan. 1	221,834	277,530
Granted	65,516	58,669
Vested	(78,532)	(104,074)
Forfeited	--	(10,291)
Nonvested shares at March 31	208,818	221,834
(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the number of target shares.

Information related to nonvested performance shares and their fair values at March 31, 2008, by year of grant, was as follows:

	2008	2007	2006
Nonvested performance shares	65,516	58,669	84,633
Alliant Energy common stock closing price on March 31, 2008	$35.01	$35.01	$35.01
Estimated payout percentage based on performance criteria	90%	104%	152%
Fair values of each nonvested performance share	$31.51	$36.41	$53.22

At March 31, 2008, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2008 and 2007, Alliant Energy’s performance share payouts were valued at $5.0 million and $5.9 million, respectively, and consisted of a combination of cash and common stock (3,835 shares and 8,641 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the three months ended March 31 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	165,832	$30.66	182,886	$27.89
Granted	45,776	35.63	41,700	36.66
Vested	(35,300)	27.73	(13,304)	26.05
Nonvested shares at March 31	176,308	32.54	211,282	29.73

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the three months ended March 31 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested shares at Jan. 1	135,348	$32.42	149,563	$28.12
Granted	65,516	40.49	58,669	37.94
Vested	(54,991)	28.20	(58,015)	28.04
Forfeited	(21,688)	28.19	(14,869)	28.06
Nonvested shares at March 31	124,185	39.28	135,348	32.42

Non-qualified Stock Options - A summary of the stock option activity for the three months ended March 31 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Jan. 1	542,844	$27.45	1,768,236	$27.70
Exercised	(24,429)	28.20	(903,272)	28.15
Outstanding at March 31	518,415	27.41	864,964	27.23
Exercisable at March 31	518,415	27.41	864,964	27.23

The weighted average remaining contractual term for options outstanding and exercisable at March 31, 2008 was three years. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $3.9 million.

Other information related to stock option activity for the three months ended March 31 was as follows (in millions):

	2008	2007
Cash received from stock options exercised	$0.7	$25.4
Aggregate intrinsic value of stock options exercised	0.2	11.0
Income tax benefit from the exercise of stock options	0.1	4.5
Total fair value of stock options vested during period	--	0.4

(7) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the first quarter of 2008 was as follows:

Shares outstanding at Jan. 1, 2008	110,359,314
Equity incentive plans (Note 6(b))	117,868
Other (a)	(40,358)
Shares outstanding at March 31, 2008	110,436,824

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In the first quarter of 2008, IPL received a capital contribution of $100 million from its parent.

(8) DEBT

(a) Short-term Debt - At March 31, 2008, commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities, letters of credit outstanding and other short-term borrowings were as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$79.9	$--	$8.3	$71.6
Maturity	1 day	N/A	1 day	1 day
Interest rates	3.40-3.55%	N/A	3.55%	3.40%
Letters of credit outstanding	$11.0 (a)	$11.0 (a)	$--	$--
Available credit facility capacity	$559.1 (a)	$89.0 (a)	$291.7	$178.4
Other short-term borrowings:
Amount outstanding	$3.1	$--	$3.1	$--
Maturity	30 days	N/A	30 days	N/A
Interest rate	4.04%	N/A	4.04%	N/A

(a)

In March 2007, a $10.8 million letter of credit was issued under Alliant Energy’s credit agreement on behalf of Alliant Energy Neenah, LLC (Neenah). This letter of credit provides security for Neenah’s performance of its obligations under the purchased power agreement (PPA) with We Energies through May 2008. This letter of credit reduced Alliant Energy’s available borrowing capacity under its credit agreement.

(b) Long-term Debt - In March 2008, IPL and WPL converted certain pollution control revenue bonds from variable interest rates to fixed interest rates as follows (dollars in millions):

	Amount
	Converted	Due Dates	Fixed Interest Rate
IPL	$38.4	2014	5%
WPL	24.5	2014 and 2015	5%
WPL	14.6	2015	5.375%

(9) UNCONSOLIDATED EQUITY INVESTMENTS

Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	2008	2007
American Transmission Company LLC (ATC)	($7.3)	($6.4)
Other	(0.2)	(1.1)
	($7.5)	($7.5)

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, Alliant Energy adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations and goodwill. Refer to Note 1(f) for additional information on SFAS 157.

Valuation Hierarchy - SFAS 157 establishes a three-tier fair value hierarchy for disclosure of the inputs used to measure fair value. Level 1 inputs include observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are unadjusted quoted prices in active markets for similar assets and liabilities that are either directly or indirectly observable. Level 3 inputs are unobservable inputs for the assets or liabilities for which little or no market data exist, therefore requiring Alliant Energy, IPL and WPL to develop their own estimates of fair value.

Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2008 were as follows (in millions):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$46.8	$--	$34.8	$12.0
Available-for-sale securities	6.1	6.1	--	--
Liabilities:
Derivative liabilities	(2.5)	--	(1.2)	(1.3)

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(6.6)
Purchases, sales, issuances and settlements, net	(10.4)
Ending balance, March 31, 2008	$10.7

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31, 2008 (a)	($1.5)
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheet.

Valuation Techniques - Available-for-sale securities reflected in Level 1 of the valuation hierarchy are primarily related to Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities that are measured at fair value each reporting period using quoted market prices on listed exchanges. Derivative instruments reflected in Level 2 of the valuation hierarchy are primarily related to natural gas swap contracts utilized by IPL and WPL. These natural gas swap contracts are transacted with counterparties and mirror exchange-traded futures. Therefore, these natural gas swap contracts can be measured at fair value each reporting period using data that is observable in the market place based on activity traded on the public exchange. Derivative instruments reflected in Level 3 of the hierarchy represent financial transmission rights utilized by IPL and WPL that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions.

(11) DERIVATIVE INSTRUMENTS

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

	Alliant Energy		IPL		WPL
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2008	2007	2008	2007	2008	2007
Current derivative assets	$41.1	$34.1	$33.5	$19.0	$7.5	$14.9
Non-current derivative assets	5.7	2.7	5.4	2.4	--	--
Current derivative liabilities	1.8	24.3	1.7	16.6	0.1	7.7
Non-current derivative liabilities	0.7	1.5	0.7	1.5	--	--

IPL’s and WPL’s derivative assets and liabilities are primarily related to purchase contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate, swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and financial transmission rights. Changes in derivative assets and liabilities during the first quarter of 2008 were primarily due to natural gas price fluctuations and settlements of financial transmission rights.

(b) Weather Derivatives - In October 2007, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for the period Nov. 1, 2007 to March 31, 2008. The actual HDD for the period Nov. 1, 2007 to Dec. 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2008. In addition, the actual HDD for the period Jan. 1, 2008 to March 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.4 million ($3.2 million for IPL and $2.2 million for WPL) in April 2008.

A summary of the losses resulting from changes in the value of weather derivatives for the three months ended March 31 was as follows (in millions):

	Electric Utility Operating Revenues		Gas Utility Operating Revenues
	2008	2007	2008	2007
Alliant Energy	($2.6)	($2.2)	($2.8)	($2.2)
IPL	(1.7)	(1.7)	(1.5)	(1.2)
WPL	(0.9)	(0.5)	(1.3)	(1.0)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments. At March 31, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their proposed wind and clean air compliance projects were as follows (in millions):

	Alliant Energy	IPL	WPL
Wind projects	$38	$10	$28
Clean air compliance projects	38	38	--

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into operating expense purchase obligations that contain minimum future commitments. The most significant of these purchase obligations relate to commodity supply, transportation and storage contracts for their utility operations. At March 31, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (excluding operating leases)	$1,664	$1,128	$536
Natural gas	554	165	389
Coal (a)	355	109	58
Other (b)	83	49	6

(a)

Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $188 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of March 31, 2008.

(b)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2008.

(c) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of March 31, 2008. The terms of the indemnifications provided by Alliant Energy at March 31, 2008 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date
Three generating facilities in China	First quarter of 2006	$37	February 2009
IPL’s interest in the Duane Arnold Energy Center	First quarter of 2006	30 (a)	January 2009
Brazil	First quarter of 2006	10	January 2011
WPL’s water utility in South Beloit, Illinois	Third quarter of 2006	1 (b)	July 2008
New Zealand	Fourth quarter of 2006	165 (c)	March 2012
Mexico	Second quarter of 2007	20	June 2012
IPL’s electric transmission assets	Fourth quarter of 2007	196 (a)	March 2009

(a)	Indemnification provided by IPL
(b)	Indemnification provided by WPL
(c)	Based on exchange rates at March 31, 2008

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At March 31, 2008, WPL had a $2 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of March 31, 2008, the present value of the abandonment obligations is estimated at $10 million. Alliant Energy believes that no payments will be made under this guarantee.

(d) Environmental Matters -

Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at nine and seven sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2007. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $27 million ($21 million for IPL and $6 million for WPL) to $50 million ($42 million for IPL and $8 million for WPL). At March 31, 2008, Alliant Energy, IPL and WPL had recorded $37 million, $31 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations which may have a significant impact on their future operations. Given uncertainties regarding the ultimate outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: Clean Air Interstate Rule, Clean Air Mercury Rule, Section 316(b) of the Clean Water Act, Wisconsin State Thermal Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards and proposed legislation to regulate the emission of greenhouse gases (GHG).

(e) Tax Matters - The Internal Revenue Service (IRS) is currently examining Alliant Energy’s tax returns for calendar years 2002 through 2004. As a result of its examination, the IRS notified Alliant Energy in 2007 that it is proposing certain adjustments to these tax returns. The most significant adjustment is to defer until 2006 $257 million of capital losses primarily included in Alliant Energy’s 2002 tax return related to its former Brazil investments. Alliant Energy is in discussions with the IRS regarding this adjustment and anticipates the finalization of the audit of Alliant Energy’s tax returns for calendar years 2002 through 2004 in the second quarter of 2008. Deferring these capital losses until 2006 could have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows if Alliant Energy is unable to generate sufficient capital gains in the future to offset a 2006 capital loss within the statutory carryforward period expiring in 2011. Alliant Energy is not able to predict the ultimate outcome of this matter.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					Non-		Alliant
	Utility Business				regulated		Energy
	Electric	Gas	Other	Total	Businesses	Other	Consolidated
	(in millions)
Three Months Ended March 31, 2008
Operating revenues	$567.7	$308.5	$17.9	$894.1	$99.0	($1.1)	$992.0
Operating income	66.8	42.3	3.2	112.3	12.2	0.6	125.1
Net income				55.6	8.4	4.1	68.1

Three Months Ended March 31, 2007
Operating revenues	$553.5	$288.3	$18.0	$859.8	$54.3	($1.4)	$912.7
Operating income (loss)	78.5	39.0	(4.0)	113.5	6.8	0.5	120.8
Income from continuing operations				56.7	6.2	2.3	65.2
Loss from discontinued operations, net of tax				--	(1.3)	--	(1.3)
Net income				56.7	4.9	2.3	63.9

(14) DISCONTINUED OPERATIONS

Alliant Energy has completed the disposal of numerous non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2007 and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” before they were sold:

Business/Asset	Disposal Date	Segment
Non-regulated business - Mexico	Second quarter of 2007	Non-regulated businesses
Utility businesses/assets:
WPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric and gas utility assets in Illinois	First quarter of 2007	Utility - Electric and Gas
IPL’s electric transmission assets	Fourth quarter of 2007	Utility - Electric

The operating results of the non-regulated business listed in the above table have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. The operating results of the utility businesses/assets listed in the above table have not been reported as discontinued operations due to Alliant Energy’s continuing involvement in the operations of these businesses/assets after the disposal transaction.

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007 was as follows (in millions):

Operating expenses	$1.9
Interest expense and other	1.1
Loss before income taxes	(3.0)
Income tax benefit	(1.7)
Loss from discontinued operations, net of tax	($1.3)

(15) ASSET RETIREMENT OBLIGATIONS

A reconciliation of the changes in asset retirement obligations associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2008	2007	2008	2007	2008	2007
Balance at Jan. 1	$42.8	$38.5	$30.9	$27.1	$11.9	$11.4
Accretion expense	0.6	0.6	0.4	0.4	0.2	0.2
Liabilities incurred	--	0.5	--	0.5	--	--
Revisions in estimated cash flows	--	0.1	--	--	--	0.1
Liabilities settled	(0.1)	--	(0.1)	--	--	--
Balance at March 31	$43.3	$39.7	$31.2	$28.0	$12.1	$11.7

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside Energy Center (Riverside) and RockGen Energy Center (RockGen) PPAs to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. For the three months ended March 31, 2008 and 2007, Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $8.6 million and $8.8 million, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $4.0 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively.

(17) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

	(in millions)
Three Months Ended March 31, 2008
Operating revenues:
Utility:
Electric	$-	$-	$567.7	$-	$567.7
Gas	-	-	308.5	-	308.5
Other	-	-	17.9	-	17.9
Non-regulated	-	99.0	75.3	(76.4)	97.9

	-	99.0	969.4	(76.4)	992.0

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	301.5	-	301.5
Cost of gas sold	-	-	232.1	-	232.1
Other operation and maintenance	-	-	164.8	-	164.8
Non-regulated operation and maintenance	-	81.9	71.8	(72.9)	80.8
Depreciation and amortization	-	2.9	62.0	(3.3)	61.6
Taxes other than income taxes	-	2.0	24.3	(0.2)	26.1

	-	86.8	856.5	(76.4)	866.9

Operating income	-	12.2	112.9	-	125.1

Interest expense and other:
Interest expense	-	3.6	30.2	(4.1)	29.7
Equity income from unconsolidated investments	-	-	(7.5)	-	(7.5)
Allowance for funds used during construction	-	-	(3.3)	0.1	(3.2)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(68.8)	(5.1)	(1.0)	67.8	(7.1)

	(68.8)	(1.5)	23.1	63.8	16.6

Income from continuing operations before income taxes	68.8	13.7	89.8	(63.8)	108.5

Income taxes	0.9	5.3	34.2	-	40.4

Net income	$67.9	$8.4	$55.6	($63.8)	$68.1

Three Months Ended March 31, 2007
Operating revenues:
Utility:
Electric	$-	$-	$553.5	$-	$553.5
Gas	-	-	288.3	-	288.3
Other	-	-	18.0	-	18.0
Non-regulated	-	54.3	80.4	(81.8)	52.9

	-	54.3	940.2	(81.8)	912.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	280.3	-	280.3
Cost of gas sold	-	-	211.9	-	211.9
Other operation and maintenance	-	-	164.6	-	164.6
Non-regulated operation and maintenance	-	42.7	72.1	(73.5)	41.3
Depreciation and amortization	0.1	3.1	69.5	(6.7)	66.0
Taxes other than income taxes	-	1.7	27.3	(1.2)	27.8

	0.1	47.5	825.7	(81.4)	791.9

Operating income (loss)	(0.1)	6.8	114.5	(0.4)	120.8

Interest expense and other:
Interest expense	0.2	5.2	29.7	(5.5)	29.6
Equity income from unconsolidated investments	-	(0.8)	(6.7)	-	(7.5)
Allowance for funds used during construction	-	-	(1.6)	0.1	(1.5)
Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7
Interest income and other	(64.9)	(8.9)	(1.1)	66.4	(8.5)

	(64.7)	(4.5)	25.0	61.0	16.8

Income from continuing operations before income taxes	64.6	11.3	89.5	(61.4)	104.0

Income taxes	0.8	5.1	32.8	0.1	38.8

Income from continuing operations	63.8	6.2	56.7	(61.5)	65.2

Loss from discontinued operations, net of tax	-	(1.3)	-	-	(1.3)

Net income	$63.8	$4.9	$56.7	($61.5)	$63.9

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of March 31, 2008 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,680.5	$-	$5,680.5
Gas plant in service	-	-	733.5	-	733.5
Other plant in service	-	-	476.1	-	476.1
Accumulated depreciation	-	-	(2,727.7)	-	(2,727.7)
Leased Sheboygan Falls Energy Facility, net	-	-	106.3	(106.3)	-
Construction work in progress:
Cedar Ridge Wind Farm	-	-	99.1	-	99.1
Other	-	-	156.5	-	156.5
Other, net	-	-	21.3	-	21.3

Total utility	-	-	4,545.6	(106.3)	4,439.3

Non-regulated and other, net	-	174.5	40.0	128.9	343.4

	-	174.5	4,585.6	22.6	4,782.7

Current assets:
Cash and cash equivalents	487.2	126.1	19.1	-	632.4
Accounts receivable, net	5.8	71.9	499.0	(104.5)	472.2
Gas stored underground, at weighted average cost	-	-	12.9	-	12.9
Other	5.1	30.2	290.9	(41.6)	284.6

	498.1	228.2	821.9	(146.1)	1,402.1

Investments:
Consolidated subsidiaries	2,203.2	-	-	(2,203.2)	-
Other	16.3	10.7	213.1	-	240.1

	2,219.5	10.7	213.1	(2,203.2)	240.1

Other assets	4.7	175.3	798.5	(214.3)	764.2

Total assets	$2,722.3	$588.7	$6,419.1	($2,541.0)	$7,189.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,494.4	$262.8	$1,642.9	($1,905.7)	$1,494.4
Retained earnings	1,230.1	(125.8)	422.8	(295.1)	1,232.0
Accumulated other comprehensive income	0.8	0.8	-	(0.8)	0.8
Shares in deferred compensation trust	(7.5)	-	-	-	(7.5)

Total common equity	2,717.8	137.8	2,065.7	(2,201.6)	2,719.7

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.1	1,297.5	-	1,403.6

	2,717.8	243.9	3,607.0	(2,201.6)	4,367.1

Current liabilities:
Other short-term borrowings	-	-	3.1	-	3.1
Other	4.9	152.7	889.7	(147.1)	900.2

	4.9	152.7	892.8	(147.1)	903.3

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	166.4	672.8	1.3	838.4
Other	1.7	21.8	1,246.5	(193.6)	1,076.4

	(0.4)	188.2	1,919.3	(192.3)	1,914.8

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,722.3	$588.7	$6,419.1	($2,541.0)	$7,189.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2007 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,633.7	$-	$5,633.7
Gas plant in service	-	-	726.3	-	726.3
Other plant in service	-	-	466.8	-	466.8
Accumulated depreciation	-	-	(2,692.5)	-	(2,692.5)
Leased Sheboygan Falls Energy Facility, net	-	-	107.9	(107.9)	-
Construction work in progress:
Cedar Ridge Wind Farm	-	-	41.8	-	41.8
Other	-	-	153.6	-	153.6
Other, net	-	-	4.6	-	4.6

Total utility	-	-	4,442.2	(107.9)	4,334.3

Non-regulated and other, net	-	176.2	39.4	130.0	345.6

	-	176.2	4,481.6	22.1	4,679.9

Current assets:
Cash and cash equivalents	589.3	93.7	62.6	-	745.6
Accounts receivable, net	2.7	58.3	358.8	(72.9)	346.9
Gas stored underground, at weighted average cost	-	-	70.5	-	70.5
Other	0.2	13.0	346.1	(50.0)	309.3

	592.2	165.0	838.0	(122.9)	1,472.3

Investments:
Consolidated subsidiaries	2,093.2	-	-	(2,093.2)	-
Other	16.2	9.0	212.7	-	237.9

	2,109.4	9.0	212.7	(2,093.2)	237.9

Other assets	4.6	175.0	859.9	(239.9)	799.6

Total assets	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,484.5	$262.8	$1,542.8	($1,805.6)	$1,484.5
Retained earnings	1,203.5	(134.0)	421.7	(286.0)	1,205.2
Accumulated other comprehensive income	0.2	0.2	-	(0.2)	0.2
Shares in deferred compensation trust	(8.7)	-	-	-	(8.7)

Total common equity	2,679.5	129.0	1,964.5	(2,091.8)	2,681.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.0	1,298.5	-	1,404.5

	2,679.5	235.0	3,506.8	(2,091.8)	4,329.5

Current liabilities:
Other short-term borrowings	-	-	29.5	-	29.5
Other	11.8	106.0	913.5	(123.8)	907.5

	11.8	106.0	943.0	(123.8)	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	148.7	675.1	1.2	822.9
Other	17.0	31.6	1,267.3	(219.5)	1,096.4

	14.9	180.3	1,942.4	(218.3)	1,919.3

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Three Months Ended March 31, 2008	(in millions)

Net cash flows from operating activities	$51.9	$30.1	$73.9	($69.0)	$86.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(126.5)	-	(126.5)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(2.4)	(3.9)	-	(6.3)
Proceeds from asset sales	-	0.4	-	-	0.4
Changes in restricted cash	-	(1.1)	(0.1)	-	(1.2)
Other	(112.0)	0.1	17.4	111.8	17.3

Net cash flows used for investing activities	(112.0)	(3.0)	(113.1)	111.8	(116.3)

Cash flows from (used for) financing activities:
Common stock dividends	(38.6)	-	(52.0)	52.0	(38.6)
Repurchase of common stock	(1.4)	-	-	-	(1.4)
Proceeds from issuance of common stock	0.7	-	-	-	0.7
Reductions in long-term debt	-	-	(1.0)	-	(1.0)
Net change in short-term borrowings	(4.8)	-	(23.5)	-	(28.3)
Changes in cash overdrafts	-	5.3	(22.2)	-	(16.9)
Other	2.1	-	94.4	(94.8)	1.7

Net cash flows from (used for) financing activities	(42.0)	5.3	(4.3)	(42.8)	(83.8)

Net increase (decrease) in cash and cash equivalents	(102.1)	32.4	(43.5)	-	(113.2)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$487.2	$126.1	$19.1	$-	$632.4

Three Months Ended March 31, 2007
Net cash flows from (used for) operating activities	$58.0	($8.0)	$184.2	($66.6)	$167.6

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(97.4)	-	(97.4)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(2.4)	(2.8)	-	(5.2)
Proceeds from asset sales	-	6.3	51.6	-	57.9
Purchases of emission allowances	-	-	(23.9)	-	(23.9)
Changes in restricted cash	-	12.0	(0.1)	-	11.9
Other	(9.4)	-	7.3	13.7	11.6

Net cash flows from (used for) investing activities	(9.4)	15.9	(65.3)	13.7	(45.1)

Cash flows used for financing activities:
Common stock dividends	(36.8)	-	(50.6)	50.6	(36.8)
Repurchase of common stock	(145.1)	-	-	-	(145.1)
Proceeds from issuance of common stock	25.4	-	-	-	25.4
Reductions in long-term debt	-	(37.2)	(24.8)	-	(62.0)
Net change in short-term borrowings	36.4	(36.4)	(76.6)	-	(76.6)
Changes in cash overdrafts	-	(2.8)	15.1	-	12.3
Other	-	2.8	(0.5)	2.3	4.6

Net cash flows used for financing activities	(120.1)	(73.6)	(137.4)	52.9	(278.2)

Net decrease in cash and cash equivalents	(71.5)	(65.7)	(18.5)	-	(155.7)
Total cash and cash equivalents at beginning of period	167.1	67.3	31.6	-	266.0

Total cash and cash equivalents at end of period	95.6	1.6	13.1	-	110.3
Less: cash and cash equivalents classified as held for sale
at end of period	-	0.1	-	-	0.1

Cash and cash equivalents at end of period	$95.6	$1.5	$13.1	$-	$110.2

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Three Months Ended March 31, 2008
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$1.6	$3.6	$38.8	$-	$44.0
Income taxes, net of refunds	3.8	(2.2)	9.3	-	10.9
Three Months Ended March 31, 2007
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	0.5	3.1	33.0	-	36.6
Income taxes, net of refunds	15.0	(14.0)	1.3	-	2.3

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Operating revenues:
Electric utility	$277.1	$278.3
Gas utility	180.1	166.5
Steam and other	16.1	16.4

	473.3	461.2

Operating expenses:
Electric production fuel and purchased power	121.0	122.7
Cost of gas sold	139.9	127.7
Other operation and maintenance	108.3	102.1
Depreciation and amortization	32.3	35.8
Taxes other than income taxes	13.9	16.1

	415.4	404.4

Operating income	57.9	56.8

Interest expense and other:
Interest expense	14.5	16.3
Allowance for funds used during construction	(1.3)	(1.1)
Interest income	(0.5)	(0.5)

	12.7	14.7

Income before income taxes	45.2	42.1

Income taxes	16.0	15.3

Net income	29.2	26.8

Preferred dividend requirements	3.9	3.9

Earnings available for common stock	$25.3	$22.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,453.5	$3,419.3
Gas plant in service	381.4	378.7
Steam plant in service	55.4	54.0
Other plant in service	232.6	228.0
Accumulated depreciation	(1,603.1)	(1,584.3)

Net plant	2,519.8	2,495.7
Construction work in progress	88.2	92.8
Other, less accumulated depreciation	18.7	2.0

	2,626.7	2,590.5

Current assets:
Cash and cash equivalents	5.0	39.4
Accounts receivable:
Customer, less allowance for doubtful accounts	162.2	79.8
Other, less allowance for doubtful accounts	36.3	25.2
Income tax refunds receivable	19.5	44.6
Production fuel, at weighted average cost	53.6	55.2
Materials and supplies, at weighted average cost	21.5	21.5
Gas stored underground, at weighted average cost	2.5	32.6
Regulatory assets	30.6	31.2
Derivative assets	33.5	19.0
Other	4.9	6.6

	369.6	355.1

Investments	16.4	17.6

Other assets:
Regulatory assets	271.1	294.8
Deferred charges and other	108.8	104.0

	379.9	398.8

Total assets	$3,392.6	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	973.1	873.1
Retained earnings	15.9	21.0

Total common equity	1,022.4	927.5

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	760.5	761.5

	1,966.7	1,872.8

Current liabilities:
Current maturities	2.3	2.3
Commercial paper	8.3	-
Other short term borrowings	3.1	29.5
Accounts payable	110.9	141.6
Accounts payable to associated companies	47.6	28.8
Regulatory liabilities	49.9	37.3
Accrued taxes	38.9	50.8
Other	66.5	80.9

	327.5	371.2

Other long-term liabilities and deferred credits:
Deferred income taxes	420.9	422.6
Regulatory liabilities	486.7	482.5
Pension and other benefit obligations	51.8	50.7
Other	139.0	162.2

	1,098.4	1,118.0

Total capitalization and liabilities	$3,392.6	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Cash flows from (used for) operating activities:
Net income	$29.2	$26.8
Adjustments to reconcile net income to net cash
flows from (used for) operating activities:
Depreciation and amortization	32.3	35.8
Deferred tax expense (benefit) and investment tax credits	(5.2)	0.9
Other	2.7	0.5
Other changes in assets and liabilities:
Accounts receivable	(15.5)	28.9
Sale of accounts receivable	(75.0)	(50.0)
Income tax refunds receivable	25.1	-
Gas stored underground	30.1	31.5
Regulatory assets	1.0	50.0
Derivative assets	(17.5)	(5.7)
Accounts payable	(8.5)	(16.6)
Accrued taxes	(11.2)	2.1
Regulatory liabilities	14.5	(3.3)
Derivative liabilities	(15.7)	(29.8)
Other	1.8	8.5

Net cash flows from (used for) operating activities	(11.9)	79.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(61.2)	(72.1)
Proceeds from sale of utility assets in Illinois	-	28.1
Purchases of emission allowances	-	(23.9)
Other	(1.8)	6.8

Net cash flows used for investing activities	(63.0)	(61.1)

Cash flows from (used for) financing activities:
Common stock dividends	(29.1)	(27.5)
Preferred stock dividends	(3.9)	(3.9)
Capital contribution from parent	100.0	-
Reductions in long-term debt	(1.0)	(24.8)
Net change in short-term borrowings	(18.1)	17.9
Changes in cash overdrafts	(7.1)	21.3
Other	(0.3)	0.2

Net cash flows from (used for) financing activities	40.5	(16.8)

Net increase (decrease) in cash and cash equivalents	(34.4)	1.7

Cash and cash equivalents at beginning of period	39.4	0.5

Cash and cash equivalents at end of period	$5.0	$2.2

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$17.8	$21.1

Income taxes, net of refunds	($3.0)	$2.0

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated financial position at March 31, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been made. Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

For the three months ended March 31, 2008 and 2007, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$1.5	$1.5	$0.7	$0.7
Interest cost	3.9	3.6	1.8	1.8
Expected return on plan assets	(5.4)	(4.8)	(1.5)	(1.4)
Amortization of:
Prior service cost (credit)	0.3	0.3	(0.4)	(0.4)
Actuarial loss	0.1	0.3	0.5	0.7
	$0.4	$0.9	$1.1	$1.4

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

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Non-bargaining IPL employees
participating in other plans	($0.9)	($0.3)	N/A	N/A
Allocated Corporate Services costs	0.3	0.8	$0.4	$0.3

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $5 million, respectively, of which $1 million has been contributed to the other postretirement benefits plans through March 31, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, IPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations. Refer to Notes 1(f) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

IPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2008 were as follows (in millions):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$38.9	$--	$33.3	$5.6
Available-for-sale securities	3.0	3.0	--	--
Liabilities:
Derivative liabilities	(2.4)	--	(1.2)	(1.2)

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(6.2)
Purchases, sales, issuances and settlements, net	(4.4)
Ending balance, March 31, 2008	$4.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31, 2008 (a)	($1.5)
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2008
Operating revenues	$277.1	$180.1	$16.1	$473.3
Operating income	35.5	18.6	3.8	57.9
Earnings available for common stock				25.3

Three Months Ended March 31, 2007
Operating revenues	$278.3	$166.5	$16.4	$461.2
Operating income	41.6	14.6	0.6	56.8
Earnings available for common stock				22.9

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Operating revenues:
Electric utility	$290.6	$275.2
Gas utility	128.4	121.8
Other	1.8	1.6

	420.8	398.6

Operating expenses:
Electric production fuel and purchased power	180.5	157.6
Cost of gas sold	92.2	84.2
Other operation and maintenance	56.5	62.5
Depreciation and amortization	27.0	27.5
Taxes other than income taxes	10.2	10.1

	366.4	341.9

Operating income	54.4	56.7

Interest expense and other:
Interest expense	14.7	12.0
Equity income from unconsolidated investments	(7.5)	(6.7)
Allowance for funds used during construction	(1.9)	(0.4)
Interest income and other	(0.1)	(0.3)

	5.2	4.6

Income before income taxes	49.2	52.1

Income taxes	18.1	17.5

Net income	31.1	34.6

Preferred dividend requirements	0.8	0.8

Earnings available for common stock	$30.3	$33.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,227.0	$2,214.4
Gas plant in service	352.1	347.6
Other plant in service	188.1	184.8
Accumulated depreciation	(1,124.6)	(1,108.2)

Net plant	1,642.6	1,638.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	106.3	107.9
Construction work in progress:
Cedar Ridge Wind Farm	99.1	41.8
Other	68.3	60.8
Other, less accumulated depreciation	2.6	2.6

	1,918.9	1,851.7

Current assets:
Cash and cash equivalents	9.0	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	173.1	168.6
Other, less allowance for doubtful accounts	31.1	14.5
Production fuel, at weighted average cost	29.1	37.0
Materials and supplies, at weighted average cost	22.9	21.5
Gas stored underground, at weighted average cost	10.4	37.9
Regulatory assets	15.1	27.3
Prepaid gross receipts tax	28.1	36.7
Derivative assets	7.5	14.9
Other	16.8	24.5

	343.1	383.3

Investments:
Investment in American Transmission Company LLC	174.3	172.2
Other	22.3	23.1

	196.6	195.3

Other assets:
Regulatory assets	196.6	196.9
Deferred charges and other	145.7	161.4

	342.3	358.3

Total assets	$2,800.9	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	568.9	568.8
Retained earnings	408.0	401.8

Total common equity	1,043.1	1,036.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	537.0	537.0

	1,640.1	1,633.8

Current liabilities:
Current maturities	60.0	60.0
Commercial paper	71.6	81.8
Accounts payable	122.0	109.6
Accounts payable to associated companies	47.8	38.3
Regulatory liabilities	36.0	49.2
Other	56.8	42.1

	394.2	381.0

Other long-term liabilities and deferred credits:
Deferred income taxes	271.5	269.9
Regulatory liabilities	178.8	173.9
Capital lease obligations - Sheboygan Falls Energy Facility	115.5	116.1
Pension and other benefit obligations	72.5	71.0
Other	128.3	142.9

	766.6	773.8

Total capitalization and liabilities	$2,800.9	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$31.1	$34.6
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	27.0	27.5
Other amortizations	9.6	9.6
Deferred tax expense (benefit) and investment tax credits	2.2	(3.6)
Equity income from unconsolidated investments	(7.5)	(6.7)
Distributions from equity method investments	6.4	4.4
Other	(1.3)	(0.3)
Other changes in assets and liabilities:
Accounts receivable	(21.1)	23.1
Production fuel	7.9	8.6
Gas stored underground	27.5	10.3
Regulatory assets	4.8	30.8
Prepaid gross receipts tax	8.6	8.3
Accounts payable	(3.8)	(14.4)
Accrued taxes	16.4	15.0
Derivative liabilities	(7.6)	(29.6)
Other	4.8	13.4

Net cash flows from operating activities	105.0	131.0

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(65.3)	(25.3)
Proceeds from sale of utility assets in Illinois	-	23.5
Other	16.7	(1.2)

Net cash flows used for investing activities	(48.6)	(3.0)

Cash flows used for financing activities:
Common stock dividends	(22.9)	(23.1)
Preferred stock dividends	(0.8)	(0.8)
Net change in short-term borrowings	(10.2)	(94.5)
Changes in cash overdrafts	(13.1)	(5.9)
Other	(0.8)	(0.4)

Net cash flows used for financing activities	(47.8)	(124.7)

Net increase in cash and cash equivalents	8.6	3.3

Cash and cash equivalents at beginning of period	0.4	1.6

Cash and cash equivalents at end of period	$9.0	$4.9

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$21.6	$12.6

Income taxes, net of refunds	($2.6)	$4.1

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated financial position at March 31, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been made. Results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three months ended March 31 were as follows (in millions):

	2008	2007
Earnings available for common stock	$30.3	$33.8
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	0.1
Comprehensive income	$30.3	$33.9

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three months ended March 31 were as follows (in millions):

	Qualified Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$1.3	$1.4	$0.8	$0.8
Interest cost	3.8	3.5	1.4	1.3
Expected return on plan assets	(5.4)	(4.8)	(0.5)	(0.4)
Amortization of:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.3)
Actuarial loss	0.3	0.7	0.2	0.3
	$0.2	$1.0	$1.7	$1.7

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

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Non-bargaining WPL employees
participating in other plans	($0.7)	($0.2)	N/A	N/A
Allocated Corporate Services costs	0.2	0.5	$0.2	$0.2

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $7 million, respectively, of which $2 million has been contributed to the other postretirement benefits plans through March 31, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, WPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations. Refer to Notes 1(f) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

WPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at March 31, 2008 were as follows (in millions):

Fair Value Measurements at March 31, 2008 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Derivative assets	$7.5	$--	$1.1	$6.4
Derivative liabilities	(0.1)	--	--	(0.1)

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) is as follows (in millions):

Derivative Assets
and Liabilities, net
Beginning balance, Jan. 1, 2008	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(0.4)
Purchases, sales, issuances and settlements, net	(6.0)
Ending balance, March 31, 2008	$6.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at March 31, 2008 (a)	$--
(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2008
Operating revenues	$290.6	$128.4	$1.8	$420.8
Operating income (loss)	31.3	23.7	(0.6)	54.4
Earnings available for common stock				30.3

Three Months Ended March 31, 2007
Operating revenues	$275.2	$121.8	$1.6	$398.6
Operating income (loss)	36.9	24.4	(4.6)	56.7
Earnings available for common stock				33.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 17% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources manages a relatively small portfolio of businesses through two distinct platforms: Non-regulated Generation (manages electric generating facilities) and other non-regulated investments (includes investments in environmental, consulting, engineering and renewable energy services through its RMT, Inc. (RMT) and WindConnect® businesses, transportation and several other modest investments). Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT and WindConnect®	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the first quarter were as follows (dollars in millions, except per share amounts):

	2008		2007
Continuing operations:	Net Income	EPS	Net Income	EPS
Utility	$55.6	$0.50	$56.7	$0.49
Non-regulated (Resources)	8.4	0.08	6.2	0.05
Parent company and other (interest income,
taxes, and administrative and general)	4.1	0.04	2.3	0.02
Income from continuing operations	68.1	0.62	65.2	0.56
Loss from discontinued operations	--	--	(1.3)	(0.01)
Net income	$68.1	$0.62	$63.9	$0.55

Income from continuing operations for Alliant Energy’s utility business was slightly lower in the first quarter of 2008 as compared to the same period in 2007 due to higher retail fuel-related costs at WPL and higher transmission-related costs at IPL. These items were substantially offset by the positive impacts on electric and gas sales caused by colder weather in the first quarter of 2008 as compared to the first quarter of 2007 and costs related to winter storms in IPL’s service territory that reduced income in the first quarter of 2007. Earnings per share from continuing operations for Alliant Energy’s utility business were slightly higher in the first quarter of 2008 as compared to the same period in 2007 due to the accretive effect of fewer shares outstanding in 2008 following the completion of an Alliant Energy common stock repurchase program in 2007.

Income from continuing operations for Alliant Energy’s non-regulated businesses was higher in the first quarter of 2008 as compared with the first quarter of 2007 primarily due to improved earnings from the RMT and WindConnect® business. Income from continuing operations for the parent company and other was higher in the first quarter of 2008 as compared to the same period in 2007 primarily due to higher interest income earned on short-term securities purchased with a portion of the proceeds from the sale of IPL’s transmission assets, which IPL transferred to the parent company in the fourth quarter of 2007.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting the respective earnings during the first quarter of 2008 and 2007.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan through 2013 is as follows (Not Applicable (N/A)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date
IPL:
Wind	Whispering Willow	200	2010	$400 - $450	$11	February 2008
	Franklin County, IA

Coal	Sutherland #4	350	2013	950 - 1,050	18	Second half
	Marshalltown, IA					of 2008

WPL:
Wind	Cedar Ridge	68	Fourth quarter	165	99	May 2007
	Fond du Lac County, WI		of 2008

Natural-gas	Neenah Energy Facility	300	2009	95	N/A	Second half
	Neenah, WI					of 2008

Wind	Bent Tree	200	2010	400 - 450	1	First quarter
	Freeborn County, MN					of 2009

Coal	Nelson Dewey #3	300	2013	850 - 950	20	Fourth quarter
	Cassville, WI					of 2008

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI
					$149

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude allowance for funds used during construction (AFUDC), if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of March 31, 2008, including pre-certification/pre-construction costs recorded in “Construction Work In Progress” and “Other assets - regulatory assets” on the respective Condensed Consolidated Balance Sheets. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Whispering Willow - In February 2008, IPL received approval from the IUB to construct the wind farm, which includes a return on common equity of 11.7% and a 25-year depreciable life for up to 200 MW of capacity. The advanced rate making principles for this project, as approved by the IUB, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates. The expected commercial operation date of the 200 MW of capacity is subject to the availability of wind turbines. IPL has secured development rights on an additional approximate 300 MW of capacity in Franklin County, Iowa. Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of March 31, 2008, IPL’s capitalized costs related to the additional approximate 300 MW of capacity were $17 million.

Sutherland #4 - The site of the new 630 MW coal-fired electric generating facility, which also includes an additional 19 MW equivalent of steam cogeneration for use by nearby industries, is adjacent to the existing Sutherland Generating Station (Sutherland) in Marshalltown, Iowa. In April 2008, the IUB issued its oral decision approving, with certain conditions, IPL’s siting certificate application for the facility. These certain conditions would require IPL to: 1) periodically review the viability of carbon capture and sequestration technology for the proposed facility with the IUB; 2) utilize switch grass, corn stalks or other similar agriculturally-based products for 5% and 10% of the facility’s fuel source within two and five years, respectively, of the proposed facility becoming operational; 3) derive 10% of IPL's electric generation in Iowa from renewables by 2013; and 4) increase that amount of renewables to 25% by 2028. The IUB’s decision to grant certification for construction is also contingent upon IPL receiving all necessary regulatory approvals and permits related to the proposed facility, including approval of advanced rate making principles and an air permit. In March 2008, IPL filed for advanced rate making principles with the IUB for its share of the cost of the facility and expects to receive a decision from the IUB in the second half of 2008. IPL requested a return on common equity of 12.55% in its filing with the IUB. IPL also expects to receive a decision from the Iowa Department of Natural Resources (DNR) on its air permit for the proposed facility in the second half of 2008.

In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) signed a joint operating agreement for joint ownership in the proposed facility. IPL expects to utilize up to 350 MW of output, while CIPCO and Corn Belt will each utilize 100 MW of output. In January 2008, seven participating members of the North Iowa Municipal Electric Cooperative Association entered into agreements for joint ownership in the proposed facility and expect to utilize 16.5 MW of output in aggregate. Additionally, IPL expects to obtain additional partners or enter into PPAs for the remaining 82.5 MW of output. The cost estimate for Sutherland #4 of $950 million to $1,050 million noted in the table above reflects IPL’s utilization of 350 MW of output. IPL has selected Black and Veatch Construction, Inc. to provide engineering and procurement services and Kiewit Power Constructors Company to provide construction services for the proposed expansion. IPL plans to utilize super critical pulverized coal technology and a hybrid coal and biomass fuel capability for the proposed facility.

In February 2008, IPL proposed to permanently reduce its generating fleet’s GHG emissions by retiring certain coal-fired generating units (Lansing Units 2 and 3) and switching the fuel source of certain other coal-fired units to natural gas (all Dubuque Units). IPL filed these proposed changes with the IUB as part of its application for advanced rate making principles for Sutherland #4. These proposed changes to IPL’s generating fleet will be effective when Sutherland #4 becomes available in 2013 and are contingent upon IPL receiving regulatory approval of its advanced rate making principles application for Sutherland #4.

Cedar Ridge - In May 2007, WPL received approval from the PSCW to construct the project, however, WPL did not accept the PSCW’s Act 7 decision, which included a return on common equity of 10.50% compared to WPL’s requested return on common equity of 12.90%. Instead, WPL will proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

Neenah Energy Facility (NEF) - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from NEF. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 31, 2009. WPL expects to file for approval from FERC for the NEF purchase in the second quarter of 2008.

Bent Tree - In April 2008, WPL entered into a letter of intent to purchase a 400 MW wind farm site in Freeborn County, Minnesota. WPL plans to file for approval from the PSCW and the Minnesota Public Utilities Commission (MPUC) in the second quarter of 2008 to construct 200 MW of this capacity. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW of capacity. The expected commercial operation date is subject to the timing of pending regulatory approvals and availability of wind turbines. Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

Nelson Dewey #3 - The preferred site of the new facility is adjacent to the existing Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In February 2007, WPL filed for approval from the PSCW to proceed with construction of the new facility and to specify in advance rate making principles. In its initial regulatory application, WPL requested a return on common equity of 12.95% along with a capital structure that includes a 50% common equity ratio. In April 2008, WPL updated its regulatory application to request a return on common equity of 12.50%. In December 2007, the PSCW determined WPL’s Certificate of Public Convenience and Necessity (CPCN) application was complete, thereby initiating the construction permitting process. By law, the PSCW has up to 360 days (180 days plus an optional 180 day extension) from the date the application was determined complete to make a final ruling on the proposed expansion. WPL has selected Washington Group International to provide engineering, procurement, and construction services for the proposed expansion. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. WPL plans to utilize circulating fluidized bed technology and a hybrid coal and biomass fuel capability for the new facility.

Riverside Energy Center - WPL has a PPA with a subsidiary of Calpine related to Riverside that extends through May 31, 2013 and provides WPL the option to purchase Riverside at the end of the PPA term. For planning purposes, WPL is currently assuming it will exercise its option to purchase Riverside, a 600 MW natural-gas fired electric generating facility in Beloit, Wisconsin, to replace the output currently obtained under the PPA.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related only (F-R)):

								Return
				Interim	Interim	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Common
Rate Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Equity
WPL:
2008 Retail (F-R)	E	3/08	$16	$16	4/08	TBD	TBD	N/A
2009/2010 Retail	E/G	2/08	92	N/A	N/A	TBD	TBD	TBD
2008 Retail	E	4/07	26	N/A	N/A	$26	1/08	10.80%
2007 Wholesale	E	9/06	(b)	(b)	(b)	TBD	TBD	TBD
2007 Retail	E/G	3/06	96	N/A	N/A	34	1/07	10.80%
(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)	Refer to “WPL’s 2007 Wholesale Rate Case” below for additional information.

WPL’s 2008 Fuel-related Retail Rate Case - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts currently recovered in retail electric rates. In April 2008, WPL received an order from the PSCW authorizing an interim increase, subject to refund, effective in April 2008. WPL anticipates receiving a final written order from the PSCW regarding its request in the third quarter of 2008.

WPL’s 2007 Wholesale Rate Case - WPL and its wholesale customers reached a settlement of the issues identified in WPL’s filing with FERC requesting approval to implement a formula rate structure. Final written agreements with WPL’s wholesale customers were filed with FERC in February 2008 and, if approved, will result in an over-collection of wholesale electric revenues beginning June 1, 2007. WPL will refund the over-collection, with interest, upon approval in accordance with FERC requirements. As of March 31, 2008, WPL has fully accrued anticipated refunds of $7 million related to revenues collected during June 1, 2007 through March 31, 2008.

WPL’s 2007 Retail Rate Case - In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. WPL estimates the over-recovery of retail fuel-related costs during this period to be $20 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first two months of 2008. In March 2008, WPL filed a request for approval with the PSCW to refund to its retail electric customers the remaining $13 million, including interest. WPL expects to receive the PSCW’s decision in the second quarter of 2008. At March 31, 2008, WPL reserved for the remaining amounts anticipated to be paid to retail electric customers related to these refunds.

Utility Fuel Cost Recovery -

Potential Changes to WPL’s Electric Fuel-related Cost Recovery Mechanism - In March 2008, PSCW Commissioners voted to formally begin the process of promulgating new retail electric fuel-related cost recovery rules in Wisconsin after making certain revisions to the proposed rules drafted by PSCW staff in 2007. Formal action by the PSCW following a public hearing and comment period, as well as subsequent legislative committee review, are required before any changes to the current rules could become effective. WPL is currently unable to predict the final outcome of this initiative.

Other Recent Regulatory Developments -

IPL’s Electric Transmission Assets Sale - In December 2007, the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request with the MPUC for a Stay and Motion for Reconsideration of the MPUC’s decision approving, with certain conditions, IPL’s request to sell its electric transmission assets. In April 2008, the MPUC issued its decision denying the OAG’s petition for reconsideration.

Neenah Energy Facility - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. Refer to “Strategic Overview - Utility Generation Plan” for additional information.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2008 and 2007 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$212.1	$209.8	1%	2,142	2,058	4%
Commercial	119.2	123.0	(3%)	1,511	1,498	1%
Industrial	159.6	163.2	(2%)	3,059	3,007	2%
Retail subtotal	490.9	496.0	(1%)	6,712	6,563	2%
Sales for resale:
Wholesale	51.8	37.4	39%	942	808	17%
Bulk power and other	15.4	8.7	77%	265	581	(54%)
Other	9.6	11.4	(16%)	44	45	(2%)
Total revenues/sales	567.7	553.5	3%	7,963	7,997	--
Electric production fuel and
purchased power expense	301.5	280.3	8%
Margins	$266.2	$273.2	(3%)

First Quarter 2008 vs. First Quarter 2007 Summary - Electric margins decreased $7 million, or 3%, primarily due to higher electric production fuel and purchased power expenses at WPL, the impacts of the sale of IPL’s and WPL’s electric distribution properties in Illinois in February 2007 and $2 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007. These decreases were partially offset by the net impacts of weather conditions and Alliant Energy’s weather hedging activities, an increase in weather-normalized retail sales volumes, $4 million of purchased power capacity costs at WPL in the first quarter of 2007 related to a contract that ended in December 2007 and the loss of retail sales during the outages caused by the winter storms in IPL’s service territory in the first quarter of 2007. The increase in weather-normalized retail sales volumes was largely due to an extra day of sales in the first quarter of 2008 as compared to the first quarter of 2007 due to 2008 being a leap year, a 1% increase in the number of retail customers and increased electric demand from IPL’s large grain processing industrial customers.

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s fuel-related costs increased $21 million, or 8%, primarily due to increased commodity prices. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the first quarter of 2008 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $5 million in the first quarter of 2008. WPL’s fuel-related costs incurred in the first quarter of 2007 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $7 million in the first quarter of 2007. Refer to “Rates and Regulatory Matters” for information regarding WPL’s retail electric fuel-related rate increase request filed with the PSCW in March 2008 and potential changes to WPL’s retail electric fuel-related cost recovery mechanism.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$6	$1
Losses from weather derivatives (a)	(3)	(2)
Net weather impact	$3	($1)

(a) Recorded in “Other” revenues in the above table.

Wholesale Sales - Wholesale and retail sales volumes were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the above table. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the above table. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk Power and Other Sales - Bulk power and other revenue changes for the first quarter of 2008 compared to the same period in 2007 were largely due to changes in revenues from sales in the restructured wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$179.8	$170.6	5%	15,096	14,144	7%
Commercial	104.3	93.2	12%	9,970	8,836	13%
Industrial	14.1	15.6	(10%)	1,514	1,727	(12%)
Retail subtotal	298.2	279.4	7%	26,580	24,707	8%
Interdepartmental	1.9	3.9	(51%)	269	503	(47%)
Transportation/other	8.4	5.0	68%	18,911	16,460	15%
Total revenues/sales	308.5	288.3	7%	45,760	41,670	10%
Cost of gas sold	232.1	211.9	10%
Margins	$76.4	$76.4	--

First Quarter 2008 vs. First Quarter 2007 Summary - Gas margins were unchanged as the increase from the net impacts of weather conditions and Alliant Energy’s weather hedging activities was offset by $3 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the first quarter of 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first quarter of 2008 had on customer usage during such period.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $20 million, or 10%, primarily due to an increase in natural gas prices and an increase in Dths sold. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$8	$1
Losses from weather derivatives (a)	(3)	(2)
Net weather impact	$5	($1)

(a) Recorded in “Transportation/other” revenues in the above table.

HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
HDD (a):	2008	2007	Normal
Cedar Rapids, Iowa (IPL)	3,926	3,453	3,319
Madison, Wisconsin (WPL)	3,940	3,509	3,469

(a) HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Performance-based Gas Commodity Recovery Program - Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs. WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $3 million in the first quarter of 2007.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three months ended March 31 were as follows (in millions):

	2008	2007
RMT and WindConnect®	$82.5	$38.7
Transportation	9.0	7.6
Non-regulated Generation	6.1	6.5
Other	0.3	0.1
	$97.9	$52.9

The increased RMT and WindConnect® revenues were primarily due to revenues earned on several large construction management projects related to wind farms for WindConnect® during the first quarter of 2008. These increased revenues were largely offset by costs from the large construction management projects included in non-regulated operation and maintenance expenses.

Utility Other Operation and Maintenance Expenses - First Quarter 2008 vs. First Quarter 2007 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities were overall unchanged due to the net effect of the following reasons (amounts represent variances between first quarter 2008 and first quarter 2007 in millions):

			Alliant
	IPL	WPL	Energy
Higher transmission-related expenses at IPL	$17	$--	$17
Higher steam generation expenses at IPL	2	--	2
Incremental expenses at IPL related to winter storms in 2007	(7)	--	(7)
Lower pension and other postretirement benefits expenses	(2)	(2)	(4)
Regulatory-related charge at WPL in 2007	--	(4)	(4)
Lower long-term incentive-related compensation expenses	(2)	(1)	(3)
Lower sale of accounts receivable expenses at IPL	(2)	--	(2)
Other	--	1	1
	$6	($6)	$--

Transmission-related expenses at IPL increased primarily due to $19 million of charges in the first quarter of 2008 for transmission services provided by ITC Midwest LLC (ITC) following the sale of IPL’s electric transmission assets to ITC in December 2007. These transmission-related charges from ITC were partially offset by transmission-related operating expenses incurred in the first quarter of 2007 included in operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Steam generation expenses increased at IPL primarily due to higher fuel-related costs. Pension and other postretirement benefits expenses decreased primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans. The lower long-term incentive-related compensation expenses were primarily due to lower performance levels of Alliant Energy’s common stock price in the first quarter of 2008 as compared to first quarter of 2007 relative to total shareowner return metrics established within the incentive plans. The lower sale of accounts receivable expenses were largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three months ended March 31 were as follows (in millions):

	2008	2007
RMT and WindConnect®	$75.7	$35.1
Transportation	4.4	3.9
Non-regulated Generation	1.0	2.2
Other (includes eliminations)	(0.3)	0.1
	$80.8	$41.3

The RMT and WindConnect® expenses increase was largely driven by project costs associated with the execution of large construction management projects and $2 million of higher incentive-related compensation expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $4 million, primarily due to $4 million of depreciation expense in the first quarter of 2007 related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from enterprise resource planning (ERP) software that became fully amortized in the third quarter of 2007. These decreases were partially offset by the impact of utility property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $2 million, primarily related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s utility rate activities. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets.

Interest Expense - Alliant Energy’s interest expense was unchanged as a result of the following reasons (amounts represent variances between first quarter 2008 and first quarter 2007 in millions):

			Alliant
	IPL	WPL	Energy
Interest expense variances from certain reductions in long-term debt:
WPL’s 7% debentures in 2007	$--	($2)	($2)
IPL’s 6.875% collateral trust bonds in 2007	(1)	--	(1)
IPL’s 6% collateral trust bonds in 2007	(1)	--	(1)
Resources’ credit facility related to Neenah in 2007	--	--	(1)
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in 2007	--	5	5
	($2)	$3	$--

Equity Income from Unconsolidated Investments - Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $2 million primarily due to the construction of WPL’s Cedar Ridge wind farm.

Interest Income and Other - Interest income and other decreased $1 million primarily due to a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. This decrease was substantially offset by increased interest income from higher balances of cash and cash equivalents in the first quarter of 2008 as compared to the first quarter of 2007. The higher balances of cash and cash equivalents are largely due to the proceeds received from the sale of IPL’s electric transmission assets in December 2007. Refer to Notes 1(d) and 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - The effective income tax rate for Alliant Energy’s continuing operations was 35.7% for both the first quarter of 2008 and the first quarter of 2007. The effective rate was unchanged as increases due to higher state income taxes and a reserve recorded in the first quarter of 2008 related to a tax regulatory asset were offset by decreases due to the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

Loss from Discontinued Operations - Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $2 million primarily due to lower interest expense and higher electric and gas margins.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$107.6	$107.4	--	1,186	1,114	6%
Commercial	65.9	70.1	(6%)	937	922	2%
Industrial	82.3	86.4	(5%)	1,902	1,833	4%
Retail subtotal	255.8	263.9	(3%)	4,025	3,869	4%
Sales for resale:
Wholesale	5.7	3.4	68%	114	67	70%
Bulk power and other	10.2	3.8	168%	184	282	(35%)
Other	5.4	7.2	(25%)	24	24	--
Total revenues/sales	277.1	278.3	--	4,347	4,242	2%
Electric production fuel and
purchased power expense	121.0	122.7	(1%)
Margins	$156.1	$155.6	--

First Quarter 2008 vs. First Quarter 2007 Summary - Electric margins increased $1 million primarily due to the net impacts of weather conditions and IPL’s weather hedging activities, an increase in weather-normalized retail sales volumes and the loss of retail sales during the outages caused by the winter storms in the first quarter of 2007. These increases were substantially offset by the impacts of IPL’s sale of its electric distribution properties in Illinois in February 2007 and $2 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007. The increase in weather-normalized retail sales volumes was largely due to increased electric demand from IPL’s large grain processing industrial customers and the extra day of sales in the first quarter of 2008 as compared to the first quarter of 2007 due to 2008 being a leap year.

Impacts of Weather Conditions (excluding the impacts of winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$4	$1
Losses from weather derivatives (a)	(2)	(2)
Net weather impact	$2	($1)

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on recoveries of electric fuel and purchased power energy costs, IPL’s sale of its Illinois electric distribution properties in February 2007 and MISO-related transactions.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$104.8	$99.2	6%	8,892	8,379	6%
Commercial	61.1	53.2	15%	5,737	4,995	15%
Industrial	10.0	10.5	(5%)	1,078	1,199	(10%)
Retail subtotal	175.9	162.9	8%	15,707	14,573	8%
Interdepartmental	0.3	0.6	(50%)	24	68	(65%)
Transportation/other	3.9	3.0	30%	10,419	9,053	15%
Total revenues/sales	180.1	166.5	8%	26,150	23,694	10%
Cost of gas sold	139.9	127.7	10%
Margins	$40.2	$38.8	4%

First Quarter 2008 vs. First Quarter 2007 Summary - Gas margins increased $1 million, or 4%, primarily due to the net impacts of weather conditions and IPL’s weather hedging activities. This increase was partially offset by a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first quarter of 2008 had on customer usage during such period.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$5	$1
Losses from weather derivatives (a)	(2)	(1)
Net weather impact	$3	$--

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $6 million primarily due to $17 million of higher transmission-related expenses largely due to the sale of IPL’s electric transmission assets in December 2007 and $2 million of higher steam generation expenses caused by increased fuel-related costs. These increases were partially offset by $7 million of incremental expenses associated with the winter storms in the first quarter of 2007, $2 million of lower long-term incentive-related compensation expenses, $2 million of lower pension and other postretirement benefits expenses and $2 million of lower sales of accounts receivable expenses.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $4 million primarily due to $4 million of depreciation expense in the first quarter of 2007 related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007. These decreases were partially offset by the impact of property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $2 million, primarily related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets.

Interest Expense - Interest expense decreased $2 million primarily due to long-term debt retirements in the first half of 2007.

Income Taxes - The effective income tax rates were 35.4% and 36.3% for the first quarter of 2008 and 2007, respectively. The decreased effective income tax rate was primarily related to the impact of property-related temporary differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock decreased $4 million primarily due to lower electric margins and higher interest expense, partially offset by lower operation and maintenance expenses.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$104.5	$102.4	2%	956	944	1%
Commercial	53.3	52.9	1%	574	576	--
Industrial	77.3	76.8	1%	1,157	1,174	(1%)
Retail subtotal	235.1	232.1	1%	2,687	2,694	--
Sales for resale:
Wholesale	46.1	34.0	36%	828	741	12%
Bulk power and other	5.2	4.9	6%	81	299	(73%)
Other	4.2	4.2	--	20	21	(5%)
Total revenues/sales	290.6	275.2	6%	3,616	3,755	(4%)
Electric production fuel and
purchased power expense	180.5	157.6	15%
Margins	$110.1	$117.6	(6%)

First Quarter 2008 vs. First Quarter 2007 Summary - Electric margins decreased $8 million, or 6%, primarily due to higher electric production fuel and purchased power expenses and the impacts of WPL’s sale of electric distribution properties in Illinois in February 2007. These decreases were partially offset by $4 million of purchased power capacity costs in the first quarter of 2007 related to a contract that ended in December 2007 and the net impacts of weather conditions and Alliant Energy’s weather hedging activities. Electric margins were also impacted by the extra day of sales in the first quarter of 2008 as compared to the first quarter of 2007 due to 2008 being a leap year.

Impacts of Weather Conditions - Estimated increases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$2	$--
Losses from weather derivatives (a)	(1)	--
Net weather impact	$1	$--

(a) Recorded in “Other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s sale of its Illinois electric distribution properties in February 2007 and MISO-related transactions.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2008	2007	Change	2008	2007	Change
Residential	$75.0	$71.4	5%	6,204	5,765	8%
Commercial	43.2	40.0	8%	4,233	3,841	10%
Industrial	4.1	5.1	(20%)	436	528	(17%)
Retail subtotal	122.3	116.5	5%	10,873	10,134	7%
Interdepartmental	1.6	3.3	(52%)	245	435	(44%)
Transportation/other	4.5	2.0	125%	8,492	7,407	15%
Total revenues/sales	128.4	121.8	5%	19,610	17,976	9%
Cost of gas sold	92.2	84.2	10%
Margins	$36.2	$37.6	(4%)

First Quarter 2008 vs. First Quarter 2007 Summary - Gas margins decreased $1 million, or 4%, primarily due to $3 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the first quarter of 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the first quarter of 2008 had on customer usage during such period. These decreases were substantially offset by the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three months ended March 31 were as follows (in millions):

	2008	2007
Weather impacts on demand compared to normal weather	$3	$--
Losses from weather derivatives (a)	(1)	(1)
Net weather impact	$2	($1)

(a) Recorded in “Transportation/other” revenues in the above table.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and WPL’s performance-based gas commodity recovery program. Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses decreased $6 million primarily due to a $4 million regulatory-related charge in the first quarter of 2007 and $2 million of lower pension and other postretirement benefits expenses.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s utility rate activities.

Interest Expense - Interest expense increased $3 million primarily due to the impact of WPL’s 6.375% debentures issued in the third quarter of 2007, partially offset by the impact of WPL’s 7% debentures retired in the second quarter of 2007.

AFUDC - AFUDC increased $2 million primarily due to the construction of WPL’s Cedar Ridge wind farm.

Income Taxes - The effective income tax rates were 36.8% and 33.6% for the first quarter of 2008 and 2007, respectively. The increased effective income tax rate was primarily due to higher state income taxes and a reserve recorded in the first quarter of 2008 related to a tax regulatory asset.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Liquidity Position - At March 31, 2008, Alliant Energy and its subsidiaries had $632 million of cash and cash equivalents and $559 million of available capacity under their revolving credit facilities. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at March 31, 2008 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL
Common equity	$2,719.7	59.3%	$1,022.4	51.6%	$1,043.1	58.9%
Preferred equity	243.8	5.3%	183.8	9.3%	60.0	3.4%
Long-term debt (incl. current maturities)	1,543.7	33.6%	762.8	38.5%	597.0	33.7%
Short-term debt	83.0	1.8%	11.4	0.6%	71.6	4.0%
	$4,590.2	100.0%	$1,980.4	100.0%	$1,771.7	100.0%

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
Cash flows from (used for):	2008	2007	2008	2007	2008	2007
Operating activities	$86.9	$167.6	($11.9)	$79.6	$105.0	$131.0
Investing activities	(116.3)	(45.1)	(63.0)	(61.1)	(48.6)	(3.0)
Financing activities	(83.8)	(278.2)	40.5	(16.8)	(47.8)	(124.7)

Operating Activities -

First Quarter 2008 vs. First Quarter 2007 - Alliant Energy’s cash flows from operating activities decreased $81 million primarily due to the return of $49 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 as a result of declines in the values of derivative liabilities at IPL and WPL during such period, changes in the level of accounts receivable sold at IPL and the timing of fuel cost recoveries at IPL. These items were partially offset by an increase in cash flows from operations at RMT’s WindConnect® business primarily due to payments received in the first quarter of 2008 for a large wind farm construction management project.

IPL’s cash flows from operating activities decreased $92 million primarily due to the return of $27 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007, changes in the level of accounts receivable sold and the timing of fuel cost recoveries.

WPL’s cash flows from operating activities decreased $26 million primarily due to the return of $22 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007.

IPL’s Accounts Receivable Sale Program - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on IPL’s accounts receivable sale program.

Investing Activities -

First Quarter 2008 vs. First Quarter 2007 - Alliant Energy’s cash flows used for investing activities increased $71 million primarily due to $52 million of proceeds from the sale of IPL’s and WPL’s Illinois properties in the first quarter of 2007 and construction expenditures related to WPL’s Cedar Ridge wind farm during the first quarter of 2008. These increases were partially offset by $24 million of expenditures for emission allowances at IPL in the first quarter of 2007.

IPL’s cash flows used for investing activities increased $2 million primarily due to $28 million of proceeds from the sale of its Illinois properties in the first quarter of 2007, substantially offset by $24 million of expenditures for emission allowances in the first quarter of 2007.

WPL’s cash flows used for investing activities increased $46 million primarily due to construction expenditures for its Cedar Ridge wind farm during the first quarter of 2008 and $24 million of proceeds from the sale of its Illinois properties in the first quarter of 2007.

Financing Activities -

First Quarter 2008 vs. First Quarter 2007 - Alliant Energy’s cash flows used for financing activities decreased $194 million primarily due to $144 million of common stock repurchases under Alliant Energy’s common stock repurchase program in the first quarter of 2007 and changes in the amount of debt issued and retired. These decreases were partially offset by changes in cash overdrafts and $25 million of proceeds received from stock options exercised in the first quarter of 2007.

IPL’s cash flows used for financing activities decreased $57 million primarily due to a $100 million capital contribution from its parent in the first quarter of 2008. This decrease was partially offset by changes in cash overdrafts.

WPL’s cash flows used for financing activities decreased $77 million primarily due to changes in the amount of commercial paper outstanding.

State Regulatory Financing Authorization - In April 2008, WPL received authorization from the PSCW to issue up to $100 million of unsecured indebtedness in 2008 with terms not to exceed 21 years, among other conditions.

Shelf Registrations - As of March 31, 2008, Alliant Energy and IPL had $208 million and $250 million, respectively, remaining available under their shelf registrations. WPL does not have any remaining authority under its latest shelf registration.

Common Stock Issuances - Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of common stock issuances, primarily under its equity incentive plans for employees.

Short- and Long-term Debt - Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K. Refer to Notes 4 and 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sale of accounts receivable program and several guarantees and indemnifications outstanding related to Alliant Energy’s, IPL’s and WPL’s previous divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except for the items described in Notes 8, 12(a) and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Air Quality -

Clean Air Interstate Rule (CAIR) - In March 2008, oral argument was held in the U.S. Court of Appeals on challenges to the federal CAIR and a court decision on such matter is anticipated by the third quarter of 2008. Alliant Energy continues to implement its current multi-emissions compliance plan to comply with CAIR, and is closely monitoring developments of this court case to determine if any changes are required to its current plans.

Clean Air Mercury Rule (CAMR) - In March 2008, the U.S. Court of Appeals vacated and remanded the federal CAMR to the U.S. Environmental Protection Agency (EPA) for reconsideration effective immediately. Subsequently, the EPA and industry intervenors filed a petition asking the U.S. Court of Appeals to re-hear this decision. Although the U.S. Court of Appeals is not required to rule on petitions for rehearing in a specified time frame, it is expected that U.S. Court of Appeals will grant or deny this request by the third quarter of 2008.

Wisconsin State Mercury Rule - In March 2008, the Wisconsin DNR issued a mercury public health and welfare finding and related notice of proposed revisions to Wisconsin’s current state mercury rule. Under the proposed rule revisions, large coal-fired electric generating facilities must either achieve a 90% mercury emissions reduction standard by Jan. 1, 2015 or choose a multi-pollutant alternative that requires the affected facilities to achieve nitrogen oxide (NOx) and sulfur dioxide (SO2) reductions beyond those currently required by federal and state regulations. If the multi-pollutant approach is elected, an additional six years is allowed to achieve the 90% mercury emission reduction standard for the affected facilities. The public comment period for these proposed rule revisions ends in May 2008. A revised rule is anticipated to be presented to the Wisconsin Natural Resources Board for adoption by the third quarter of 2008, after which the proposed rule revisions would be subject to Wisconsin legislative approval. WPL continues to evaluate the impact of these proposed rule revisions, and believes its current multi-emissions compliance plan includes sufficient controls to achieve compliance with the proposed Wisconsin state mercury rule revisions.

Ozone National Ambient Air Quality Standards - In March 2008, the EPA announced reductions in the primary standard for 8-hour ozone to a level of 0.075 parts per million (ppm) from the existing standard of 0.08 ppm. The EPA’s final designations of non-attainment areas for this new ozone standard are to be issued in 2010 with state implementation plans required in 2013. Alliant Energy is currently unable to predict the potential impact of this new ozone standard on its operations. Depending on the level and location of non-attainment areas, Alliant Energy may be subject to additional NOx emissions reduction requirements to meet the new ozone standard. Alliant Energy continues to monitor regulatory developments related to the new ozone standard issuance and the associated uncertainties to its current multi-emissions compliance plan.

Third Party Alleged Air Permitting Violation Claims - Refer to “Part II. - Item 1. Legal Proceedings” for information regarding an allegation that WPL did not file its application for renewal of an air permit for the Columbia Energy Center (Columbia) on a timely basis and, as a result, an allegation that WPL was operating the facility without the necessary air permit.

Water Quality -

Hydroelectric Fish Passages and Fish Protective Devices - In March 2008, FERC approved a request to extend the deadlines to complete the construction and installation of a fish protective device to the end of 2008, and the design, construction and installation of fish passages to the end of 2012, for one of WPL’s hydroelectric generating facilities.

Land and Solid Waste -

Manufactured Gas Plant Sites - Refer to Note 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, interest rates and equity prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007 and such market risks have not changed materially from those reported in the 2007 Form 10-K, except as described below.

Commodity Price Risk - Alliant Energy’s and WPL’s retail electric margins are exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. Refer to “Rates and Regulatory Matters - Utility Fuel Cost Recovery” for discussion of potential changes to WPL’s electric fuel-related cost recovery mechanism.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate debt, IPL’s accounts receivable sale program and variable-rate leasing agreements. Alliant Energy, IPL and WPL reduced their interest rate risk in the first quarter of 2008 by converting certain pollution control revenue bonds from variable interest rates to fixed interest rates. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on variable-rate debt held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at March 31, 2008, Alliant Energy’s, IPL’s and WPL’s annual expense would increase (decrease) by approximately $1.2 million, $0.5 million and $0.7 million, respectively. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the conversion of certain pollution control revenue bonds from variable interest rates to fixed interest rates.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of significant balances of cash and cash equivalents that are currently invested in money market funds with yields that fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at March 31, 2008, Alliant Energy’s annual income would increase (decrease) by approximately $6.1 million. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

Equity Price Risk - Alliant Energy, IPL and WPL are exposed to equity price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefit plans. The values of investments held by their pension and other postretirement benefits plans have decreased materially since their last measurement date of Sep. 30, 2007. Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for further discussion.

New Accounting Pronouncements - Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007 and such policies have not changed materially from those reported in the 2007 10-K, except as described below.

Asset Valuations of Long-Lived Assets to be Held and Used - In April 2008, WPL received approval from the PSCW to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. Refer to “Strategic Overview - Utility Generation Plan” for further details on NEF, including WPL’s plans to file for approval from FERC in the second quarter of 2008.

Income Taxes - Alliant Energy is currently exploring changes to current business operations and state tax planning strategies that could materially reduce deferred tax asset valuation allowances related to state net operating loss carryforwards. At March 31, 2008, Alliant Energy had deferred tax asset valuation allowances related to state net operating loss carryforwards of $15 million.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and such considerations have not changed materially from the items reported in the 2007 Form 10-K, except as described below.

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for net proceeds of $772 million, subject to post-closing adjustments. Subsequent to the closing of the sale, IPL began incurring charges from ITC for transmission services required to serve its electric customers. These charges for transmission services from ITC are recorded in “Operation and maintenance expenses” on Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income and are currently expected to be between $80 million to $90 million in 2008. The negative impact on Alliant Energy’s and IPL’s earnings from these charges for transmission services in 2008 will be partially offset by the elimination of other operation and maintenance, depreciation and property tax expenses related to the electric transmission assets that were sold and the positive impacts from the use of the sale proceeds to fund investments in short-term securities, reduce short-term debt and reduce IPL’s amount of accounts receivable sold. Alliant Energy currently estimates the net impact of these items will reduce its earnings in 2008 as compared to 2007 by approximately $0.12 to $0.14 per share ($0.17 to $0.21 per share decrease in earnings at its Utility business partially offset by a $0.05 to $0.07 per share increase in earnings at Alliant Energy parent company). The estimated earnings impact of the sale increased from the $0.09 per share amount presented in the 2007 Form 10-K to the current estimate of

$0.12 to $0.14 per share largely due to a reduction in the estimated earnings from the use of the sale proceeds caused by declines in short-term interest rates during the first quarter of 2008.

Pension and Other Postretirement Benefits Plan Assets - Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets are predominately invested in equity and debt securities. These plan assets have decreased in total fair value since the last measurement date of Sep. 30, 2007 consistent with general market conditions during such period. Alliant Energy, IPL and WPL believe pension and other postretirement benefits costs could be materially higher in 2009 as compared to the costs expected to be recognized in 2008 if the total fair value of their plans’ assets remains at current levels, or decreases further prior to the next measurement date of Dec. 31, 2008. Were asset values to remain at March 31, 2008 levels through Dec. 31, 2008, Alliant Energy, IPL and WPL believe any required contributions to their pension and other postretirement benefits plans resulting from the recent decreases in value of plan assets will not have a significant adverse impact on their liquidity given their current available capacity under revolving credit facilities, cash and cash equivalents, and access to capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2008 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2008.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WPL - On April 30, 2008, the Wisconsin Circuit Court in Columbia County approved a Stipulation and Order for Judgment (Stipulation) entered into by the State of Wisconsin, WPL and WPL’s partners in Columbia in Portage, Wisconsin. The Stipulation was agreed to in response to a referral of enforcement action from the Wisconsin DNR to the Wisconsin Attorney General following the previously announced notice of intent to sue alleging that WPL did not file its application for renewal of an air permit for Columbia with the Wisconsin DNR on a timely basis and, as a result, alleging that WPL was operating Columbia without the necessary air permit. The Stipulation requires WPL to pay a civil penalty of $285,000 and to include in the renewed air permit a requirement that WPL establish an environmental management system at Columbia to address environmental compliance matters, and allows WPL to continue to operate Columbia in accordance with the terms and conditions of the expired air permit. The Stipulation bars any further action against WPL by the State of Wisconsin on this matter. WPL does not anticipate that compliance with the Stipulation will have a material adverse impact on its results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Risk factors relating to Alliant Energy, IPL and WPL are contained in Item 1A of Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007. No material change to such risk factors has occurred during the three months ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2008 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)
Jan. 1 to Jan. 31	37,610	$36.16	--	N/A
Feb. 1 to Feb. 29	27,300	35.24	--	N/A
March 1 to March 31	3,061	34.55	--	N/A
Total	67,971	35.72	--

(a)

Includes 24,029, 2,491 and 2,748 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 29, and March 1 to March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 13,581, 24,809 and 313 shares of Alliant Energy common stock for Jan. 1 to Jan. 31, Feb. 1 to Feb. 29, and March 1 to March 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

10.1

Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective
    March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K dated
    March 19, 2008 (File No. 1-9894))

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of May 2008.

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