Form 10-Q
period 2008-09-30
ALLIANT ENERGY CORP; INTERSTATE POWER & LIGHT CO; WISCONSIN POWER & LIGHT CO
filed 2008-10-31
CIK 352541, 52485, 107832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Alliant Energy Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Interstate Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Wisconsin Power and Light Company - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each class of common stock as of September 30, 2008:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,449,099 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include: federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders; their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, capital expenditures and deferred expenditures, the earning of reasonable rates of return and the payment of expected levels of dividends; IPL’s ability to reduce the impact of a proposed transmission rate increase for 2009; current or future litigation, regulatory investigations, proceedings or inquiries; Alliant Energy Resources, Inc.’s (Resources’) ability to successfully defend against, and any liabilities arising out of, the alleged default by Resources under the Indenture for its Exchangeable Senior Notes due 2030; Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 (ERISA) by Alliant Energy’s Cash Balance Pension Plan; developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new generating facilities and WPL’s potential purchases of the Riverside Energy Center (Riverside) and Resources’ electric generating facility in Neenah, Wisconsin; issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner; the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services; their ability to collect unpaid utility bills; issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations (including the impacts of the Clean Air Interstate Rule (CAIR) vacatur and the vacatur’s impact on emission allowance forward contracts) and the ability to recover through rates all environmental compliance costs; potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions; weather effects on results of operations; financial impacts of hedging strategies, including the impact of weather hedges on earnings; unplanned outages at generating facilities and risks related to recovery of incremental costs through rates; impacts that storms or natural disasters in their service territories may have on their operations, including uncertainties associated with efforts to remediate the effects of the June 2008 Midwest flooding, reimbursement of storm-related costs covered by insurance, rate relief for costs associated with restoration and impacts of the flooding on the economic conditions of the affected service territories; economic and political conditions in their service territories; the growth rate of ethanol and biodiesel production in their service territories; Alliant Energy’s ability to achieve and/or sustain its dividend payout ratio goal; any material post-closing adjustments related to any of their past asset divestitures; employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages; continued access to the capital markets under competitive terms and rates; access to technological developments; issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy market, the impacts of potential future billing adjustments from MISO and recovery of costs incurred; inflation and interest rates; the impact of necessary accruals for the terms of incentive compensation plans; the effect of accounting pronouncements issued periodically by standard-setting bodies; the ability to continue cost controls and operational efficiencies; increased retirement plan costs due to decreases in market value of plan assets; the ability to utilize tax capital losses generated to date, and those that may be generated in the future, before they expire; the direct or indirect effects resulting from terrorist incidents or responses to such incidents; the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows; and factors listed in “Risk Factors” in Item 1A and “Other Matters - Other Future Considerations.” Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the Three Months	For the Nine Months
Ended September 30,	Ended September 30,
2008	2007	2008	2007

(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$714.0	$733.5	$1,858.4	$1,852.5
Gas	73.5	56.3	503.1	438.6
Other	30.8	16.2	64.3	49.6
Non-regulated	162.0	101.3	373.9	225.5

980.3	907.3	2,799.7	2,566.2

Operating expenses:
Utility:
Electric production fuel and purchased power	317.2	323.6	876.3	855.6
Electric transmission service	49.2	22.9	139.3	68.5
Cost of gas sold	46.9	31.7	365.8	304.5
Other operation and maintenance	151.3	149.5	442.6	452.0
Non-regulated operation and maintenance	141.5	83.9	318.8	185.3
Depreciation and amortization	57.9	65.3	181.2	197.3
Taxes other than income taxes	25.8	26.8	78.1	81.6

789.8	703.7	2,402.1	2,144.8

Operating income	190.5	203.6	397.6	421.4

Interest expense and other:
Interest expense	30.0	29.0	90.0	86.3
Equity income from unconsolidated investments, net	(9.6)	(7.2)	(24.3)	(21.7)
Allowance for funds used during construction	(8.4)	(2.1)	(15.8)	(5.5)
Preferred dividend requirements of subsidiaries	4.6	4.6	14.0	14.0
Interest income and other	(2.8)	(2.1)	(14.1)	(13.0)

13.8	22.2	49.8	60.1

Income from continuing operations before income taxes	176.7	181.4	347.8	361.3

Income taxes	67.6	65.2	118.8	134.9

Income from continuing operations	109.1	116.2	229.0	226.4

Income (loss) from discontinued operations, net of tax	(0.6)	3.4	8.4	5.7

Net income	$108.5	$119.6	$237.4	$232.1

Weighted average number of common shares
outstanding (basic) (000s)	110,1	82	110,8	81	110,1	66	113,0	26

Weighted average number of common shares
outstanding (diluted) (000s)	110,3	13	111,0	56	110,3	13	113,2	79

Earnings per weighted average common share (basic and diluted):
Income from continuing operations	$0.99	$1.05	$2.08	$2.00
Income (loss) from discontinued operations	(0.01)	0.03	0.07	0.05

Net income	$0.98	$1.08	$2.15	$2.05

Dividends declared per common share	$0.35	$0.3175	$1.05	$0.9	525

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$5,743.5	$5,633.7
Gas plant in service	750.5	726.3
Other plant in service	468.5	466.8
Accumulated depreciation (accum. depr.)	(2,725.6)	(2,692.5)

Net plant	4,236.9	4,134.3
Construction work in progress:
Whispering Willow - East Wind Farm	156.1	-
Cedar Ridge Wind Farm	136.3	41.8
Other	225.7	153.6
Other, less accum. depr.	21.9	4.6

Total utility	4,776.9	4,334.3

Non-regulated and other:
Non-regulated Generation, less accum. depr.	232.5	240.5
Other non-regulated investments, less accum. depr.	63.8	66.1
Alliant Energy Corporate Services, Inc. and other, less accum. depr.	44.0	39.0

Total non-regulated and other	340.3	345.6

	5,117.2	4,679.9

Current assets:
Cash and cash equivalents	379.4	745.6
Accounts receivable:
Customer, less allowance for doubtful accounts	134.4	154.7
Unbilled utility revenues	90.8	151.6
Other, less allowance for doubtful accounts	95.9	40.6
Production fuel, at weighted average cost	107.8	92.2
Materials and supplies, at weighted average cost	50.0	45.6
Gas stored underground, at weighted average cost	83.8	70.5
Regulatory assets	53.5	58.5
Derivative assets	31.5	34.1
Other	91.5	78.9

	1,118.6	1,472.3

Investments:
Investment in American Transmission Company LLC	188.6	172.2
Other	63.7	65.7

	252.3	237.9

Other assets:
Regulatory assets	506.1	491.7
Deferred charges and other	302.4	307.9

	808.5	799.6

Total assets	$7,296.6	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED
CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,449,099 and 110,359,314 shares	$1.1	$1.1
Additional paid-in capital	1,495.5	1,483.4
Retained earnings	1,324.2	1,205.2
Accumulated other comprehensive income	-	0.2
Shares in deferred compensation trust - 248,377 and 294,196 shares
at a weighted average cost of $30.95 and $29.65 per share	(7.7)	(8.7)

Total common equity	2,813.1	2,681.2

Cumulative preferred stock of subsidiaries, net	243.8	243.8
Long-term debt, net (excluding current portion)	1,255.1	1,404.5

	4,312.0	4,329.5

Current liabilities:
Current maturities of long-term debt	286.8	140.1
Commercial paper	67.9	81.8
Other short-term borrowings	-	29.5
Accounts payable	396.4	346.7
Regulatory liabilities	63.5	86.5
Accrued taxes	52.6	74.7
Derivative liabilities	44.8	24.3
Other	138.0	153.4

	1,050.0	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	860.4	822.9
Regulatory liabilities	659.1	656.4
Pension and other benefit obligations	199.9	206.4
Other	213.1	233.6

	1,932.5	1,919.3

Minority interest	2.1	3.9

Total capitalization and liabilities	$7,296.6	$7,189.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$237.4	$232.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	181.2	197.3
Other amortizations	34.8	35.8
Deferred tax expense and investment tax credits	4.2	48.5
Equity income from unconsolidated investments, net	(24.3)	(21.7)
Distributions from equity method investments	20.9	16.4
Other	(1.2)	(16.8)
Other changes in assets and liabilities:
Accounts receivable	(26.2)	42.7
Sale of accounts receivable	50.0	(75.0)
Production fuel	(15.6)	(19.3)
Gas stored underground	(13.3)	(10.1)
Regulatory assets	(32.0)	52.9
Accounts payable	45.3	(6.0)
Regulatory liabilities	(24.6)	(31.9)
Accrued taxes	(21.9)	11.2
Derivative liabilities	25.7	(53.7)
Accrued incentive compensation and other	(39.1)	(24.5)

Net cash flows from operating activities	401.3	377.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(619.1)	(353.6)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(21.2)	(17.5)
Proceeds from asset sales	10.1	127.8
Purchases of emission allowances	-	(23.9)
Other	21.5	25.6

Net cash flows used for investing activities	(608.7)	(241.6)

Cash flows used for financing activities:
Common stock dividends	(115.7)	(108.2)
Repurchase of common stock	(1.7)	(296.7)
Proceeds from issuance of common stock	1.3	32.9
Proceeds from issuance of long-term debt	-	300.0
Reductions in long-term debt	(3.1)	(222.5)
Net change in short-term borrowings	(43.4)	(19.0)
Other	3.8	19.3

Net cash flows used for financing activities	(158.8)	(294.2)

Net decrease in cash and cash equivalents	(366.2)	(157.9)
Cash and cash equivalents at beginning of period	745.6	266.0

Cash and cash equivalents at end of period	$379.4	$108.1

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2008 and 2007, the condensed consolidated financial position at Sep. 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2008 and 2007 have been made. Results for the three and nine months ended Sep. 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations for all periods presented.

(b) Regulatory Assets and Liabilities -

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives, based on the fuel and natural gas recovery mechanisms in place, as well as other specific regulatory authorizations. Refer to Note 11(a) for information regarding the fair value of derivatives at Sep. 30, 2008 and Dec. 31, 2007.

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

	Alliant Energy		IPL		WPL

	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007

WPL’s base-load project (a)	$30.5	$17.3	$--	$--	$30.5	$17.3
IPL’s base-load project (b)	24.7	12.0	24.7	12.0	--	--
Clean air compliance projects	15.9	12.2	8.6	7.5	7.3	4.7
Wind projects (c)	1.4	28.6	--	27.2	1.4	1.4

	$72.5	$70.1	$33.3	$46.7	$39.2	$23.4

(a)

WPL’s proposed 300 megawatt (MW) coal-fired electric generating facility with a preferred location in Cassville, Wisconsin, which WPL expects to be in service in 2013. Costs include certain items that benefit existing units.

(b)	IPL’s proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa, which IPL expects to be in service in 2013.
(c)

Cumulative costs as of Dec. 31, 2007 include IPL’s proposed 200 MW Whispering Willow - East wind farm in Franklin County, Iowa, expected to be in service in 2010. In February 2008, IPL received approval from the Iowa Utilities Board (IUB) to construct the project. Upon approval, the related cumulative pre-certification and pre-construction costs were transferred from “Other assets - regulatory assets” to “Property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

Refer to Note 2 for discussion of certain utility rate refund reserves recorded as regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

(c) Common Shares Outstanding - A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and nine months ended Sep. 30 was as follows (in thousands):

	Three Months		Nine Months

	2008	2007	2008	2007

Weighted average common shares outstanding:
Basic EPS calculation	110,182	110,881	110,166	113,026
Effect of dilutive securities	131	175	147	253

Diluted EPS calculation	110,313	111,056	110,313	113,279

(d) Cash and Cash Equivalents - At Sep. 30, 2008 and Dec. 31, 2007, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity. The yield on these funds can fluctuate daily. Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	Sep. 30, 2008	Dec. 31, 2007

Total cash and cash equivalents	$379	$746
Money market fund investments	$372	$737
Interest rates on money market fund investments	2.70 - 3.72%	4.83 - 4.99%

(e) Utility Property, Plant and Equipment -

Utility Plant Retirements Related to Severe Flooding - In June 2008, severe flooding in Cedar Rapids, Iowa caused significant damage at several facilities owned by IPL, including its Prairie Creek and Sixth Street Generating Stations, certain office and operating buildings and several distribution substations. Based on an assessment of the damage at these facilities, Alliant Energy and IPL recorded $80 million of estimated retirements of utility plant. These retirements were recorded as reductions to “Utility plant in service” and “Accumulated depreciation” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2008. Alliant Energy and IPL continue to monitor the restoration activities at the Prairie Creek and Sixth Street Generating Stations and will update in the future, if required, their estimated retirements related to utility plant damaged by the severe flooding.

Whispering Willow - East Wind Farm - During the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas-American Wind Technology, Inc. (Vestas) for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plan. Upon execution of the master supply agreement, IPL made an initial payment of $138 million for 200 MW of wind turbine generator sets and related equipment to be utilized in its Whispering Willow - East wind farm. This initial payment by IPL was included in “Construction work in progress - Whispering Willow - East Wind Farm” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at Sep. 30, 2008. Refer to Note 12(a) for additional information regarding the master supply agreement executed in the second quarter of 2008.

The advanced rate making principles for the Whispering Willow - East wind farm, as approved by the IUB in February 2008, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates.

(f) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Interest income	($3.5)	($2.1)	($14.7)	($9.3)
Gains on investment sales, net	--	--	--	(3.8)
Other	0.7	--	0.6	0.1

	($2.8)	($2.1)	($14.1)	($13.0)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	2008	2007

Cash paid during the period for:
Income taxes, net of refunds	$111.7	$75.5
Interest, net of capitalized interest	111.3	93.4
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	--	5.0

(g) New Accounting Pronouncements - In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective for Alliant Energy, IPL and WPL in November 2008. SFAS 162 is not expected to have any impact on their financial condition or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets,” and requires expanded disclosures related to intangible assets. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 142-3 on Jan. 1, 2009. FSP SFAS 142-3 is not expected to have a material impact on their financial condition or results of operations.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL are required to adopt SFAS 161 by Jan. 1, 2009. SFAS 161 is not expected to have any impact on their financial condition or results of operations.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - Including an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Alliant Energy, IPL and WPL are required to adopt SFAS 160 by Jan. 1, 2009 and are evaluating the implications of SFAS 160 on their financial condition and results of operations.

In April 2007, the FASB issued FSP FASB Interpretation No. (FIN) 39-1, “Amendment of FIN 39, Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Alliant Energy, IPL and WPL adopted FSP FIN 39-1 on Jan. 1, 2008 with no material impact on their financial condition and results of operations.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-1, “Application of SFAS 157 to SFAS 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS 157-2, “Effective Date of SFAS 157.” In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP SFAS 157-1 removes leasing transactions accounted for under SFAS 13, “Accounting for Leases,” from the scope of SFAS 157. FSP SFAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until Jan. 1, 2009. FSP SFAS 157-3 clarifies the application of SFAS 157 in a market that is not active. Refer to Note 10 for expanded disclosures about fair value measurements required by SFAS 157.

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

(h) Electric Transmission Service Expense Presentation - Alliant Energy, IPL and WPL report electric transmission service expenses billed from third parties in “Electric transmission service” on their Condensed Consolidated Statements of Income. Electric transmission service expenses for Alliant Energy and IPL are significantly higher in 2008 compared to 2007 due to transmission service expenses billed by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007.

(2) UTILITY RATE REFUNDS

In December 2006, WPL received an order from the Federal Energy Regulatory Commission (FERC) authorizing an interim rate increase, subject to refund, effective June 1, 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. In February 2008, final written agreements were filed with FERC that contained a settlement between WPL and its wholesale electric customers of the issues identified in WPL’s filing requesting the formula rate structure. In August 2008, FERC approved the settlement and the implementation of settlement rates effective June 1, 2008. During the period the interim rate increase was effective from June 1, 2007 to May 31, 2008, WPL over-recovered $10 million, including interest, from its wholesale electric customers. In September 2008, WPL refunded the $10 million to its wholesale electric customers.

In August 2007, WPL received approval from the Public Service Commission of Wisconsin (PSCW) to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of Sep. 30, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $21 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first quarter of 2008. In September 2008, WPL received approval from the PSCW to refund approximately 90% of the remaining amount or $13 million. Of the $13 million approved for refund by the PSCW in September 2008, $1 million and $12 million were refunded to WPL’s retail electric customers in September 2008 and October 2008, respectively. WPL expects to receive the PSCW’s decision on the remaining refund amount of $1 million in the fourth quarter of 2008. As of Sep. 30, 2008, WPL reserved $13 million for the remaining refund amounts, including interest, anticipated to be paid to its retail electric customers in the fourth quarter of 2008.

In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested interim increase, subject to refund, effective in April 2008. Based upon actual WPL fuel costs through September 2008 and an updated projection of fuel-related costs for the remainder of 2008, WPL currently anticipates that the rate increase authorized in the pending final order may be less than the interim amount approved. WPL anticipates receiving a final written order from the PSCW regarding its request in the fourth quarter of 2008. As of Sep. 30, 2008, WPL reserved $12 million, including interest, of refunds anticipated to be paid to its retail electric customers, based upon its estimate of the rate increase expected in the final order.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income (loss), net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Net income	$108.5	$119.6	$237.4	$232.1
Unrealized holding gains (losses) on securities, net of tax	(3.1)	0.1	(0.6)	--
Less: reclassification adjustment for losses
included in net income, net of tax	(0.3)	--	(0.3)	--

Net unrealized gains (losses) on securities, net of tax	(2.8)	0.1	(0.3)	--

Pension and other postretirement benefits
amortizations, net of tax	--	0.1	0.1	0.4

Unrealized holding gains (losses) on qualifying
derivatives, net of tax	--	--	--	--
Less: reclassification adjustment for gains
included in net income, net of tax	--	--	--	0.5

Net unrealized losses on qualifying derivatives	--	--	--	(0.5)

Other comprehensive income (loss)	(2.8)	0.2	(0.2)	(0.1)

Comprehensive income	$105.7	$119.8	$237.2	$232.0

(4) SALES OF ACCOUNTS RECEIVABLE

At Sep. 30, 2008 and Dec. 31, 2007, IPL had sold in the aggregate $150 million and $100 million, respectively, of accounts receivable. Refer to Note 12(h) for discussion of an alleged default under the Indenture for Resources’ Exchangeable Senior Notes due 2030 that could trigger a cross default provision under IPL’s sale of accounts receivable program agreement.

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rate differs from the federal statutory rate of 35% generally due to state income taxes, tax credits, effects of utility rate making and certain non-deductible expenses.

In the second quarter of 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS) which finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax return for calendar years 2005 through 2006, Alliant Energy recorded tax benefits (expense) as follows (in millions):

	Alliant Energy

	Continuing	Discontinued
	Operations	Operations	Total	IPL

Changes to provision for income taxes	$9.1	($1.6)	$7.5	$6.5
Changes in unrecognized tax positions	3.2	9.1	12.3	1.1
Other	0.3	1.5	1.8	0.2

	$12.6	$9.0	$21.6	$7.8

The completion of the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 did not result in any material changes to the unrecognized tax benefits of WPL. Alliant Energy, IPL and WPL do not anticipate any material changes will be made to their unrecognized tax benefits during the 12 months ended Sep. 30, 2009.

In the third quarter of 2007, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income returns for calendar years 1999 through 2001. As a result of reaching the settlement and recording the impacts of known adjustments for its tax returns for calendar years 2002 through 2005, Alliant Energy and IPL recorded decreases in their liabilities for unrecognized tax benefits and related interest, net of tax, and changes to their provision for income taxes, including the impacts of $4.8 million and $3.7 million, respectively, of income tax benefits allocated to continuing operations in the third quarter of 2007.

Refer to Note 12(e) for discussion of a tax contingency related to capital gains from the sale of IPL’s electric transmission assets and capital losses from Alliant Energy’s former Brazil investments.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$4.1	$5.0	$12.2	$15.0	$2.1	$2.1	$6.3	$6.2
Interest cost	13.7	12.6	41.0	37.8	3.8	3.4	11.4	10.3
Expected return on plan assets	(18.7)	(16.7)	(56.0)	(50.0)	(2.3)	(1.9)	(6.8)	(5.7)
Amortization of:
Transition obligation	--	--	--	--	--	--	0.1	0.1
Prior service cost (credit)	0.7	0.8	2.2	2.3	(0.9)	(0.9)	(2.7)	(2.8)
Actuarial loss	1.0	2.2	3.1	6.7	0.9	1.0	2.6	3.1
Settlement loss	--	--	--	2.1	--	--	--	--

	$0.8	$3.9	$2.5	$13.9	$3.6	$3.7	$10.9	$11.2

In the above table, the settlement loss of $2.1 million for the nine months ended Sep. 30, 2007 related to payments made to a retired executive.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2008 will be $0, $3 million and $15 million, respectively, of which $0, $2 million and $12 million, respectively, have been contributed through Sep. 30, 2008.

In 2008, Alliant Energy, IPL and WPL adopted the measurement date transition provision of SFAS 158, which resulted in reductions to their Jan. 1, 2008 balance of retained earnings of $2.7 million, $1.3 million and $1.2 million, respectively. Refer to Note 1(g) for additional information.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three and nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2008	2007	2008	2007	2008	2007

Three Months Ended Sep. 30:
Share-based compensation expense	$1.9	$1.3	$1.0	$0.7	$0.7	$0.5
Income tax benefits	0.8	0.5	0.5	0.3	0.3	0.2

Nine Months Ended Sep. 30:
Share-based compensation expense	2.9	5.6	1.6	2.9	1.1	2.1
Income tax benefits	1.2	2.2	0.7	1.1	0.4	0.8

As of Sep. 30, 2008, total unrecognized compensation cost related to all share-based compensation awards was $6.7 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at Sep. 30, 2008 and Dec. 31, 2007. A summary of the performance shares activity for the nine months ended Sep. 30 was as follows:

	2008	2007

	Shares (a)	Shares (a)

Nonvested shares at Jan. 1	221,834	277,530
Granted	65,516	58,669
Vested	(78,532)	(104,074)
Forfeited	--	(10,291)

Nonvested shares at Sep. 30	208,818	221,834

(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Information related to nonvested performance shares and their fair values at Sep. 30, 2008, by year of grant, was as follows:

	2008	2007	2006

Nonvested performance shares	65,516	58,669	84,633
Alliant Energy common stock closing price on Sep. 30, 2008	$32.21	$32.21	$32.21
Estimated payout percentage based on performance criteria	79%	83%	139%
Fair value of each nonvested performance share	$25.45	$26.73	$44.77

At Sep. 30, 2008, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2008 and 2007, Alliant Energy’s performance share payouts were valued at $5.0 million and $5.9 million, respectively, and consisted of a combination of cash and common stock (3,835 shares and 8,641 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the nine months ended Sep. 30 was as follows:

	2008		2007

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	165,832	$30.66	182,886	$27.89
Granted	47,922	35.60	42,600	36.71
Vested	(51,826)	28.27	(52,679)	25.94
Forfeited	(3,625)	35.69	(3,000)	33.05

Nonvested shares at Sep. 30	158,303	32.82	169,807	30.61

The weighted average fair value of time-based restricted stock granted during the three months ended Sep. 30, 2008 and 2007 was $34.71 and $38.98, respectively.

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the nine months ended Sep. 30 was as follows:

	2008		2007

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	135,348	$32.42	149,563	$28.12
Granted during first quarter	65,516	40.49	58,669	37.94
Vested	(54,991)	28.20	(58,015)	28.04
Forfeited	(21,688)	28.19	(14,869)	28.06

Nonvested shares at Sep. 30	124,185	39.28	135,348	32.42

Non-qualified Stock Options - A summary of the stock option activity for the nine months ended Sep. 30 was as follows:

	2008		2007

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Jan. 1	542,844	$27.45	1,768,236	$27.70
Exercised	(45,661)	29.02	(1,181,104)	27.89

Outstanding at Sep. 30	497,183	27.30	587,132	27.32

Exercisable at Sep. 30	497,183	27.30	587,132	27.32

The weighted average remaining contractual term for options outstanding and exercisable at Sep. 30, 2008 was three years. The aggregate intrinsic value of options outstanding and exercisable at Sep. 30, 2008 was $2.4 million.

Other information related to stock option activity for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Cash received from stock options exercised	$--	$0.3	$1.3	$32.9
Aggregate intrinsic value of stock options exercised	--	0.2	0.3	15.7
Income tax benefit from the exercise of stock options	--	0.1	0.1	6.4
Total fair value of stock options vested during period	--	--	--	0.4

(7) COMMON STOCK

A summary of Alliant Energy’s common stock activity during the nine months ended Sep. 30, 2008 was as follows:

Shares outstanding at Jan. 1, 2008	110,359,314
Equity incentive plans (Note 6(b))	137,621
Other (a)	(47,836)

Shares outstanding at Sep. 30, 2008	110,449,099

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In each of the second and third quarters of 2008, common stock dividend payments from IPL and WPL to their parent, Alliant Energy, were suspended due to Alliant Energy having sufficient cash reserves to make common stock dividend payments to its shareowners. IPL and WPL expect to make common stock dividend payments to Alliant Energy in the fourth quarter of 2008 in the amount of three regular quarterly dividend payments, consistent with current rate case dividend assumptions and capital structures approved by their respective state regulatory commissions.

In each of the first and third quarters of 2008, IPL received a capital contribution of $100 million from its parent, Alliant Energy. In the third quarter of 2008, WPL received a capital contribution of $100 million from its parent, Alliant Energy.

(8) DEBT

(a) Short-term Debt - At Sep. 30, 2008, commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL

Commercial paper:
Amount outstanding	$68	$--	$9	$59
Maturity	1 day	N/A	1 day	1 day
Interest rates	6.25-7.50%	N/A	6.50-7.50%	6.25%
Available credit facility capacity	$582	$100	$291	$191

Refer to Note 12(h) for discussion of an alleged default under the Indenture for Resources’ Exchangeable Senior Notes due 2030 that could trigger a cross default provision under Alliant Energy’s credit facility agreement.

(b) Long-term Debt - In October 2008, IPL issued $250 million of 7.25% senior debentures due 2018 and used the proceeds initially to reduce the amount of accounts receivable sold, invest in short-term assets and repay short-term debt. IPL expects to use a portion of the proceeds from the October 2008 issuance to redeem $13.3 million of its pollution control revenue bonds in November 2008. In October 2008, WPL issued $250 million of 7.60% debentures due 2038 and used the proceeds initially to invest in short-term assets and repay short-term debt. In October 2008, WPL repaid at maturity its $60 million, 5.7% debentures with a portion of the proceeds. In October 2008, Corporate Services repaid at maturity its $75 million, 4.55% senior notes with proceeds from available cash and intercompany borrowings from its parent, Alliant Energy. In March 2008, IPL and WPL converted certain pollution control revenue bonds from variable interest rates to fixed interest rates as follows (dollars in millions):

	Amount
	Converted	Due Dates	Fixed Interest Rate

IPL	$38.4	2014	5%
WPL	24.5	2014 and 2015	5%
WPL	14.6	2015	5.375%

Refer to Note 12(h) for information on an alleged default under the Indenture for Resources’ Exchangeable Senior Notes due 2030.

(9) UNCONSOLIDATED EQUITY INVESTMENTS

Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended Sep. 30 was as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

American Transmission Company LLC (ATC)	($8.2)	($6.8)	($23.2)	($19.8)
Other	(1.4)	(0.4)	(1.1)	(1.9)

	($9.6)	($7.2)	($24.3)	($21.7)

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, Alliant Energy adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included asset retirement obligations and goodwill. Refer to Note 1(g) for additional information on SFAS 157.

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

Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at Sep. 30, 2008 were as follows (in millions):

		Fair Value Measurements at Sep. 30, 2008 Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at Sep. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivative assets	$39.2	$0.3	$1.5	$37.4
Available-for-sale securities	4.7	4.7	--	--
Liabilities:
Derivative liabilities	51.5	--	36.5	15.0

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net

Three months ended Sep. 30, 2008
Beginning balance, July 1, 2008	$26.3
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	5.3
Purchases, sales, issuances and settlements, net	(9.2)

Ending balance, Sep. 30, 2008	$22.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$7.5

Nine months ended Sep. 30, 2008
Beginning balance, Jan. 1, 2008	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	17.1
Purchases, sales, issuances and settlements, net	(22.4)

Ending balance, Sep. 30, 2008	$22.4

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$22.4

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheet.

Valuation Techniques - Available-for-sale securities reflected in Level 1 of the valuation hierarchy are primarily related to Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities that are measured at fair value each reporting period using quoted market prices on listed exchanges. Derivative instruments reflected in Level 2 of the valuation hierarchy are primarily related to natural gas swap contracts utilized by IPL and WPL. These natural gas swap contracts are transacted with counterparties and mirror exchange-traded futures. Therefore, these natural gas swap contracts can be measured at fair value each reporting period using data that is observable in the market place based on activity traded on the public exchange. Derivative instruments reflected in Level 3 of the hierarchy primarily represent financial transmission rights utilized by IPL and WPL that are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas that are measured at fair value each reporting period using an extrapolation of forward currency rates.

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

	Alliant Energy		IPL		WPL

	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2008	2007	2008	2007	2008	2007

Current derivative assets	$31.5	$34.1	$12.9	$19.0	$18.5	$14.9
Non-current derivative assets	7.7	2.7	1.0	2.4	6.5	--
Current derivative liabilities	44.8	24.3	41.4	16.6	3.4	7.7
Non-current derivative liabilities	6.7	1.5	5.2	1.5	1.5	--

IPL’s and WPL’s derivative assets and liabilities are primarily related to purchase contracts to supply fixed-price natural gas for the natural gas-fired electric generating facilities they operate, financial transmission rights acquired to manage transmission congestion costs, swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas. Changes in derivative assets and liabilities during the nine months ended Sep. 30, 2008 were primarily due to foreign currency exchange rate fluctuations, natural gas price fluctuations and financial transmission rights acquired in the second quarter of 2008.

(b) Weather Derivatives - In May 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on cooling degree days (CDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s electric margins for June 1, 2008 to Aug. 31, 2008. The actual CDD for June 1, 2008 to Aug. 31, 2008 were lower than those specified in the contracts, resulting in Alliant Energy receiving from the counterparty $9.0 million ($7.0 million for IPL and $2.0 million for WPL) in September 2008.

In October 2007, IPL and WPL each entered into separate non-exchange traded swap agreements based on heating degree days (HDD) measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2007 to March 31, 2008. The actual HDD for Nov. 1, 2007 to Dec. 31, 2007 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million ($2.2 million for IPL and $1.4 million for WPL) in January 2008. In addition, the actual HDD for Jan. 1, 2008 to March 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.4 million ($3.2 million for IPL and $2.2 million for WPL) in April 2008.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and nine months ended Sep. 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Alliant Energy	$5.7	($3.0)	$6.4	($2.8)	$--	$--	($2.8)	($2.2)
IPL	4.6	(0.9)	5.3	(0.3)	--	--	(1.5)	(1.2)
WPL	1.1	(2.1)	1.1	(2.5)	--	--	(1.3)	(1.0)

In October 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 to Dec. 31, 2008. Alliant Energy will receive or pay up to $3.6 million ($2.2 million for IPL and $1.4 million for WPL) from or to the counterparty in the first quarter of 2009 if actual HDD for Nov. 1, 2008 to Dec. 31, 2008 are less or greater than the HDD specified in the contracts. In addition, in October 2008, IPL entered into a non-exchange traded swap agreement based on HDD measured in Cedar Rapids, Iowa to reduce the impact of weather volatility on IPL’s margins for Jan. 1, 2009 to March 31, 2009. IPL will receive or pay up to $3.2 million from or to the counterparty in the second quarter of 2009 if actual HDD for Jan. 1, 2009 to March 31, 2009 are less or greater than the HDD specified in the contracts. WPL did not enter into a HDD swap agreement for the Jan. 1, 2009 to March 31, 2009 time period as of Oct. 31, 2008.

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments. At Sep. 30, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their proposed wind and clean air compliance projects were as follows (in millions):

	Alliant Energy	IPL	WPL

Wind projects (a)	$691	$186	$505
Clean air compliance projects	35	35	--

(a)

Primarily related to capital purchase obligations under a master supply agreement executed in the second quarter of 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates. In addition, the master supply agreement includes pricing terms that are subject to change if steel prices or diesel fuel prices change by more than 10% between measurement dates defined in the master supply agreement. The amounts included in the above table reflect currency exchange rates, steel prices and diesel fuel prices at Sep. 30, 2008.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into operating expense purchase obligations that contain minimum future commitments. The most significant of these purchase obligations relate to commodity supply, transportation and storage contracts for their utility operations. At Sep. 30, 2008, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL

Purchased power (excluding operating leases)	$1,681	$1,078	$603
Natural gas	570	189	381
Coal (a)	428	132	52
Other (b)	96	56	5

(a)

Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $244 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of Sep. 30, 2008.

(b)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at Sep. 30, 2008.

(c) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of Sep. 30, 2008. The terms of the indemnifications provided by Alliant Energy at Sep. 30, 2008 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date

Three generating facilities in China	First quarter of 2006	$37	February 2009
IPL’s interest in the Duane Arnold Energy Center	First quarter of 2006	30 (a)	January 2009
Brazil	First quarter of 2006	10	January 2011
New Zealand	Fourth quarter of 2006	140 (b)	March 2012
Mexico	Second quarter of 2007	20	June 2012
IPL’s electric transmission assets	Fourth quarter of 2007	196 (a)	March 2009

(a)	Indemnification provided by IPL
(b)	Based on exchange rates at Sep. 30, 2008

WPL also issued an indemnity to the buyer of the Kewaunee Nuclear Power Plant (Kewaunee) to cover certain potential costs the buyer may incur related to the outage at Kewaunee in 2005. At Sep. 30, 2008, WPL had a $1 million obligation recognized related to this indemnity, which represents WPL’s remaining maximum exposure.

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of Sep. 30, 2008, the present value of the abandonment obligations is estimated at $11 million. Alliant Energy believes that no payments will be made under this guarantee.

(d) Environmental Matters -

Manufactured Gas Plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at nine and seven sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment. IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2008. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $28 million ($23 million for IPL and $5 million for WPL) to $50 million ($43 million for IPL and $7 million for WPL). At Sep. 30, 2008, Alliant Energy, IPL and WPL had recorded $38 million, $32 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations which may have a significant impact on their future operations. Given uncertainties regarding the ultimate outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Mercury Rule and Clean Air Visibility Rule or any successor regulations to those rules, Section 316(b) of the Clean Water Act, Wisconsin State Thermal Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards, Fine Particle National Ambient Air Quality Standard, Wisconsin Reasonably Available Control Technology Rule, Best Available Retrofit Technology Rule and proposed legislation to regulate the emission of greenhouse gases (GHG).

(e) Tax Matters - The IRS audited Alliant Energy’s federal income tax returns for calendar years 2002 through 2004. As a result of its audit, the IRS notified Alliant Energy in 2007 that it proposed certain adjustments to these tax returns. The most significant adjustment was to defer until 2006 $257 million of capital losses primarily included in Alliant Energy’s 2002 tax return related to its former Brazil investments. In the second quarter of 2008, Alliant Energy agreed to the deferral of the $257 million of capital losses until 2006 as part of a settlement of its federal income tax returns for calendar years 2002 through 2004 finalized with the IRS on June 30, 2008. Deferring these capital losses until 2006 is not expected to have a material adverse impact on Alliant Energy’s financial condition, results of operations and cash flows given Alliant Energy’s expected ability to utilize these capital losses before they expire. Alliant Energy currently plans to use these 2006 capital losses to offset capital gains generated from the sale of IPL’s electric transmission assets in 2007. The capital gain from the sale of IPL’s electric transmission assets will be reviewed by the IRS as part of the current examination of Alliant Energy’s federal income tax return for calendar years 2005 through 2007.

(f) Property Insurance Recoveries - In June 2008, the Midwest experienced severe flooding that impacted the operations of several Alliant Energy companies including IPL, WPL and Resources. The impacts of the severe flooding were scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in Cedar Rapids, Iowa, which is part of IPL’s service territory. The severe flooding in Cedar Rapids, Iowa resulted in significant property damage, electric and steam service outages and the evacuation of and damage to various office and operational facilities.

Alliant Energy has a property insurance policy that provides coverage up to $100 million for covered flood losses incurred by various subsidiaries including IPL, WPL and Resources. Insurance recoveries under the policy are subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories. Excluded property generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy and its subsidiaries do not have any business interruption coverage for lost revenues from the disruption of service.

In the third quarter of 2008, IPL received an initial payment of $10 million for reimbursement of covered flood losses under the Alliant Energy property insurance policy. Alliant Energy and IPL recorded these proceeds as a $6 million decrease in “Other operation and maintenance” on their Condensed Consolidated Statements of Income and a $4 million increase in “Accumulated Depreciation” on their Condensed Consolidated Balance Sheets based on the percentage of covered flood losses charged to expense and capital accounts, respectively, through Sep. 30, 2008.

During the second and third quarters of 2008, IPL incurred approximately $40 million of incremental other operation and maintenance expenses related to the severe flooding. IPL has estimated that approximately $29 million of these incremental operation and maintenance expenses are probable of recovery under the Alliant Energy property insurance policy, including $6 million of expenses reimbursed with the initial property insurance payment received in the third quarter of 2008 and $23 million of expenses expected to be reimbursed with a future property insurance payment. During the second and third quarters of 2008, Alliant Energy and IPL recognized increases in “Accounts receivable - other” on their Condensed Consolidated Balance Sheets and decreases in “Other operation and maintenance” in their Condensed Consolidated Statements of Income of $23 million related to operation and maintenance expenses incurred through Sep. 30, 2008 that are expected to be reimbursed with a future property insurance payment. Alliant Energy also anticipates additional property insurance recoveries for reimbursement of future expenditures related to covered flood losses, but is currently not able to estimate the timing and nature (expense vs. capital) of these additional amounts.

(g) Alliant Energy Cash Balance Pension Plan (Plan) Lawsuit - In February 2008, a putative class action lawsuit was filed against the Plan. The complaint alleges that Plan participants who received a lump sum distribution prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The purported class includes all persons vested or partially vested in the Plan who received a lump sum distribution of the cash balance formula benefit since January 1998. In August 2008, the court denied the Plan’s motion to dismiss the action, and the parties are proceeding with discovery. Alliant Energy is contesting the case and is currently unable to predict the final outcome or the impact on its financial condition, results of operations, or cash flows.

(h) Resources’ Exchangeable Senior Notes Indenture - Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to Resources’ Exchangeable Senior Notes due 2030 (Notes), which are guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota (Court) seeking a declaratory judgment that Resources is in breach of the Indenture. On Sep. 30, 2008, Alliant Energy and Resources filed a motion to dismiss for lack of personal jurisdiction and improper venue or, in the alternative, a motion to transfer venue to the U.S. District Court for the Western District of Wisconsin.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. Alliant Energy and Resources believe that the complaint filed by the Trustee is without merit and intend to vigorously defend against such litigation and, if deemed appropriate, to pursue other remedies to eliminate any alleged default under the Indenture.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes to be immediately due and payable by Resources, which amount is guaranteed by Alliant Energy. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. If the Court determined Alliant Energy’s and Resources’ interpretation of the Indenture to be incorrect and the Trustee or the holders of the Notes declared the principal amount of all the outstanding Notes to be immediately due and payable by Resources, then Resources or Alliant Energy, as guarantor, would be required to pay the aggregate principal amount of the Notes plus accrued interest and record a pre-tax loss of $364.5 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Condensed Consolidated Balance Sheet at Sep. 30, 2008. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sale of accounts receivable program agreement that could result in the termination of such agreements. An “Event of Default” under the Indenture would not trigger a cross default for either of IPL’s or WPL’s credit facility agreements. Refer to Note 4 and Note 8(a) for the amounts outstanding under IPL’s sale of accounts receivable program and Alliant Energy’s credit facility agreement, respectively, at Sep. 30, 2008.

(i) Forward Contracts to Purchase Emission Allowances - In July 2008, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit vacated CAIR, which was issued by the U.S. Environmental Protection Agency (EPA) in 2005 to reduce future emissions of sulfur dioxide (SO2) and nitrogen oxide (NOx). The court ruling in July 2008 also vacated the CAIR regional cap and trade programs for SO2 and NOx, which has resulted in a significant decrease in the trading prices of emission allowances obtained for future compliance with the CAIR emission reduction standards. Prior to the court ruling in July 2008, IPL entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations. IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of future compliance with the CAIR emission reduction standards. As a result, IPL is currently assessing the status of the forward contracts to purchase NOx emission allowances in light of the recent court ruling that vacated CAIR and subsequent developments in the wake of that ruling. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of Sep. 30, 2008. Alliant Energy and IPL are currently unable to predict the ultimate impact, if any, these forward contracts will have on their financial condition, results of operations, or cash flows.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

					Non-		Alliant
	Utility Business				regulated		Energy

	Electric	Gas	Other	Total	Businesses	Other	Consolidated

	(in millions)
Three Months Ended Sep. 30, 2008
Operating revenues	$714.0	$73.5	$30.8	$818.3	$163.7	($1.7)	$980.3
Operating income (loss)	174.6	(1.4)	1.1	174.3	15.9	0.3	190.5
Income from continuing operations				101.1	7.1	0.9	109.1
Loss from discontinued operations, net of tax				--	(0.6)	--	(0.6)
Net income				101.1	6.5	0.9	108.5

Three Months Ended Sep. 30, 2007
Operating revenues	$733.5	$56.3	$16.2	$806.0	$102.8	($1.5)	$907.3
Operating income (loss)	195.9	(4.7)	(0.7)	190.5	13.3	(0.2)	203.6
Income from continuing operations				106.6	8.4	1.2	116.2
Income from discontinued operations, net of tax				--	3.4	--	3.4
Net income				106.6	11.8	1.2	119.6

Nine Months Ended Sep. 30, 2008
Operating revenues	$1,858.4	$503.1	$64.3	$2,425.8	$378.3	($4.4)	$2,799.7
Operating income	306.8	45.3	3.1	355.2	40.0	2.4	397.6
Income from continuing operations				192.9	28.1	8.0	229.0
Income from discontinued operations, net of tax				--	8.4	--	8.4
Net income				192.9	36.5	8.0	237.4

Nine Months Ended Sep. 30, 2007
Operating revenues	$1,852.5	$438.6	$49.6	$2,340.7	$229.8	($4.3)	$2,566.2
Operating income (loss)	362.0	37.3	(5.1)	394.2	26.4	0.8	421.4
Income from continuing operations				203.6	17.8	5.0	226.4
Income from discontinued operations, net of tax				--	5.7	--	5.7
Net income				203.6	23.5	5.0	232.1

(14) DISCONTINUED OPERATIONS

Alliant Energy has completed the disposal of non-regulated and utility businesses and other assets in order to strengthen its financial profile and narrow its strategic focus and risk profile. The following businesses/assets were sold during 2007 and qualified as assets held for sale as defined by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” before they were sold:

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

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended Sep. 30 was follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Operating expenses	$--	$0.2	$0.2	$3.9
Gain on sale of Mexico business (a)	--	--	--	(10.7)
Interest expense and other	--	--	--	1.6

Income (loss) before income taxes	--	(0.2)	(0.2)	5.2
Income tax expense (benefit) (b) (c)	0.6	(3.6)	(8.6)	(0.5)

Income (loss) from discontinued operations, net of tax	($0.6)	$3.4	$8.4	$5.7

(a)

In the second quarter of 2007, Alliant Energy recorded a $10.7 million pre-tax gain related to the sale of its Mexico business. The increase in the fair value during the second quarter of 2007 that was realized upon sale of the Mexico business was largely due to the resolution of uncertainties regarding completion of the pending sale.

(b)

In the second quarter of 2008, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy recorded decreases in its liabilities for unrecognized tax benefits and related interest, net of tax, and changes to its provision for income taxes including the impact of $9 million of income tax benefits allocated to its discontinued operations in the second quarter of 2008 largely related to its former Australia and China businesses.

(c)

In the third quarter of 2007, Alliant Energy reached a settlement with the IRS related to the audit of its U.S. federal income tax returns for calendar years 1999 through 2001 and completed the filing of its U.S. federal income tax return for the calendar year 2006. As a result of these events, Alliant Energy recorded changes to its provision for income taxes including the recognition of $4 million of income tax benefits allocated to its discontinued operations in the third quarter of 2007 related to its former China and Mexico businesses.

(15) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL

	2008	2007	2008	2007	2008	2007

Balance at Jan. 1	$42.8	$38.5	$30.9	$27.1	$11.9	$11.4
Liabilities incurred (a)(b)	7.1	0.5	2.5	0.5	4.6	--
Revisions in estimated cash flows (a)	6.1	0.1	6.1	--	--	0.1
Accretion expense	1.8	1.6	1.2	1.1	0.6	0.5
Liabilities settled (a)	(8.9)	--	(8.6)	--	(0.3)	--

Balance at Sep. 30	$48.9	$40.7	$32.1	$28.7	$16.8	$12.0

(a)

In 2008, IPL recorded changes to liabilities incurred, revisions in estimated cash flows and liabilities settled in AROs due to asbestos remediation at its Sixth Street and Prairie Creek Generating Stations as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(b)	In 2008, WPL recorded an ARO of $4.6 million related to its Cedar Ridge wind farm.

(16) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy concluded it was unable to obtain the information necessary from the counterparties (subsidiaries of Calpine Corporation (Calpine)) for the Riverside and RockGen Energy Center (RockGen) purchased power agreements (PPAs) to determine whether the counterparties are variable interest entities per FIN 46R, “Consolidation of Variable Interest Entities,” and if Alliant Energy is the primary beneficiary. These PPAs are currently accounted for as operating leases. The counterparties sell some or all of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from these PPAs is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $27.2 million and $55.4 million for the three and nine months ended Sep. 30, 2008, and $27.7 million and $57.2 million for the three and nine months ended Sep. 30, 2007, respectively. WPL’s costs, excluding fuel costs, related to the RockGen PPA were $4.1 million and $12.1 million for the three and nine months ended Sep. 30, 2008, and $4.1 million and $11.9 million for the three and nine months ended Sep. 30, 2007, respectively.

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

	(in millions)
Three Months Ended September 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$714.0	$-	$714.0
Gas	-	-	73.5	-	73.5
Other	-	-	30.8	-	30.8
Non-regulated	-	163.7	77.7	(79.4)	162.0

	-	163.7	896.0	(79.4)	980.3

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	317.2	-	317.2
Electric transmission service	-	-	49.2	-	49.2
Cost of gas sold	-	-	46.9	-	46.9
Other operation and maintenance	-	-	151.3	-	151.3
Non-regulated operation and maintenance	0.3	143.1	72.4	(74.3)	141.5
Depreciation and amortization	-	2.8	58.5	(3.4)	57.9
Taxes other than income taxes	-	1.9	25.7	(1.8)	25.8

	0.3	147.8	721.2	(79.5)	789.8

Operating income (loss)	(0.3)	15.9	174.8	0.1	190.5

Interest expense and other:
Interest expense	-	3.5	30.7	(4.2)	30.0
Equity income from unconsolidated investments, net	-	(0.3)	(9.3)	-	(9.6)
Allowance for funds used during construction	-	-	(8.5)	0.1	(8.4)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(109.9)	(3.7)	(0.6)	111.4	(2.8)

	(109.9)	(0.5)	16.9	107.3	13.8

Income from continuing operations before income taxes	109.6	16.4	157.9	(107.2)	176.7

Income taxes	1.3	9.3	56.8	0.2	67.6

Income from continuing operations	108.3	7.1	101.1	(107.4)	109.1

Loss from discontinued operations, net of tax	-	(0.6)	-	-	(0.6)

Net income	$108.3	$6.5	$101.1	($107.4)	$108.5

Three Months Ended September 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$733.5	$-	$733.5
Gas	-	-	56.3	-	56.3
Other	-	-	16.2	-	16.2
Non-regulated	-	102.8	81.8	(83.3)	101.3

	-	102.8	887.8	(83.3)	907.3

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	323.6	-	323.6
Electric transmission service	-	-	22.9	-	22.9
Cost of gas sold	-	-	31.7	-	31.7
Other operation and maintenance	-	-	149.5	-	149.5
Non-regulated operation and maintenance	0.7	84.6	74.4	(75.8)	83.9
Depreciation and amortization	0.1	3.1	67.3	(5.2)	65.3
Taxes other than income taxes	-	1.8	27.4	(2.4)	26.8

	0.8	89.5	696.8	(83.4)	703.7

Operating income (loss)	(0.8)	13.3	191.0	0.1	203.6

Interest expense and other:
Interest expense	0.3	3.6	29.5	(4.4)	29.0
Equity income from unconsolidated investments, net	-	(0.2)	(7.0)	-	(7.2)
Allowance for funds used during construction	-	-	(2.2)	0.1	(2.1)
Preferred dividend requirements of subsidiaries	-	-	4.6	-	4.6
Interest income and other	(119.5)	(4.5)	(0.6)	122.5	(2.1)

	(119.2)	(1.1)	24.3	118.2	22.2

Income from continuing operations before income taxes	118.4	14.4	166.7	(118.1)	181.4

Income tax expense (benefit)	(1.0)	6.0	60.1	0.1	65.2

Income from continuing operations	119.4	8.4	106.6	(118.2)	116.2

Income from discontinued operations, net of tax	-	3.4	-	-	3.4

Net income	$119.4	$11.8	$106.6	($118.2)	$119.6

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Nine Months Ended September 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$1,858.4	$-	$1,858.4
Gas	-	-	503.1	-	503.1
Other	-	-	64.3	-	64.3
Non-regulated	0.8	378.3	236.1	(241.3)	373.9

	0.8	378.3	2,661.9	(241.3)	2,799.7

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	876.3	-	876.3
Electric transmission service	-	-	139.3	-	139.3
Cost of gas sold	-	-	365.8	-	365.8
Other operation and maintenance	-	-	442.6	-	442.6
Non-regulated operation and maintenance	0.2	323.9	222.2	(227.5)	318.8
Depreciation and amortization	-	8.5	182.7	(10.0)	181.2
Taxes other than income taxes	-	5.9	75.9	(3.7)	78.1

	0.2	338.3	2,304.8	(241.2)	2,402.1

Operating income	0.6	40.0	357.1	(0.1)	397.6

Interest expense and other:
Interest expense	0.1	10.6	91.6	(12.3)	90.0
Equity (income) loss from unconsolidated investments, net	-	0.6	(24.9)	-	(24.3)
Allowance for funds used during construction	-	-	(16.2)	0.4	(15.8)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(239.9)	(13.4)	(1.2)	240.4	(14.1)

	(239.8)	(2.2)	63.3	228.5	49.8

Income from continuing operations before income taxes	240.4	42.2	293.8	(228.6)	347.8

Income taxes	3.5	14.1	100.9	0.3	118.8

Income from continuing operations	236.9	28.1	192.9	(228.9)	229.0

Income from discontinued operations, net of tax	-	8.4	-	-	8.4

Net income	$236.9	$36.5	$192.9	($228.9)	$237.4

Nine Months Ended September 30, 2007
Operating revenues:
Utility:
Electric	$-	$-	$1,852.5	$-	$1,852.5
Gas	-	-	438.6	-	438.6
Other	-	-	49.6	-	49.6
Non-regulated	-	229.8	244.4	(248.7)	225.5

	-	229.8	2,585.1	(248.7)	2,566.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	855.6	-	855.6
Electric transmission service	-	-	68.5	-	68.5
Cost of gas sold	-	-	304.5	-	304.5
Other operation and maintenance	-	-	452.0	-	452.0
Non-regulated operation and maintenance	1.0	188.9	219.9	(224.5)	185.3
Depreciation and amortization	0.2	9.3	206.2	(18.4)	197.3
Taxes other than income taxes	-	5.2	81.7	(5.3)	81.6

	1.2	203.4	2,188.4	(248.2)	2,144.8

Operating income (loss)	(1.2)	26.4	396.7	(0.5)	421.4

Interest expense and other:
Interest expense	0.5	13.0	87.4	(14.6)	86.3
Equity income from unconsolidated investments, net	-	(0.9)	(20.8)	-	(21.7)
Allowance for funds used during construction	-	-	(5.8)	0.3	(5.5)
Preferred dividend requirements of subsidiaries	-	-	14.0	-	14.0
Interest income and other	(233.3)	(18.0)	(1.9)	240.2	(13.0)

	(232.8)	(5.9)	72.9	225.9	60.1

Income from continuing operations before income taxes	231.6	32.3	323.8	(226.4)	361.3

Income taxes	-	14.5	120.2	0.2	134.9

Income from continuing operations	231.6	17.8	203.6	(226.6)	226.4

Income from discontinued operations, net of tax	-	5.7	-	-	5.7

Net income	$231.6	$23.5	$203.6	($226.6)	$232.1

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of September 30, 2008 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,743.5	$-	$5,743.5
Gas plant in service	-	-	750.5	-	750.5
Other plant in service	-	-	468.5	-	468.5
Accumulated depreciation	-	-	(2,725.6)	-	(2,725.6)
Leased Sheboygan Falls Energy Facility, net	-	-	103.2	(103.2)	-
Construction work in progress:
Whispering Willow - East Wind Farm	-	-	156.1	-	156.1
Cedar Ridge Wind Farm	-	-	136.3	-	136.3
Other	-	-	225.7	-	225.7
Other, net	-	-	21.9	-	21.9

Total utility	-	-	4,880.1	(103.2)	4,776.9

Non-regulated and other, net	-	169.0	44.4	126.9	340.3

	-	169.0	4,924.5	23.7	5,117.2

Current assets:
Cash and cash equivalents	220.0	100.1	59.3	-	379.4
Other	2.5	112.6	684.9	(60.8)	739.2

	222.5	212.7	744.2	(60.8)	1,118.6

Investments:
Consolidated subsidiaries	2,567.9	-	-	(2,567.9)	-
Other	17.5	8.5	226.3	-	252.3

	2,585.4	8.5	226.3	(2,567.9)	252.3

Other assets	5.0	174.7	848.6	(219.8)	808.5

Total assets	$2,812.9	$564.9	$6,743.6	($2,824.8)	$7,296.6

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,496.6	$262.8	$1,841.6	($2,104.4)	$1,496.6
Retained earnings	1,322.0	(97.7)	561.4	(461.5)	1,324.2
Shares in deferred compensation trust	(7.7)	-	-	-	(7.7)

Total common equity	2,810.9	165.1	2,403.0	(2,565.9)	2,813.1

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	105.8	1,149.3	-	1,255.1

	2,810.9	270.9	3,796.1	(2,565.9)	4,312.0

Current liabilities:
Current maturities of long-term debt	-	1.2	285.6	-	286.8
Regulatory liabilities	-	-	63.5	-	63.5
Accrued taxes	-	13.0	62.9	(23.3)	52.6
Derivative liabilities	-	-	44.8	-	44.8
Other	3.8	87.1	550.1	(38.7)	602.3

	3.8	101.3	1,006.9	(62.0)	1,050.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(3.8)	176.7	686.0	1.5	860.4
Other	2.0	13.9	1,254.6	(198.4)	1,072.1

	(1.8)	190.6	1,940.6	(196.9)	1,932.5

Minority interest	-	2.1	-	-	2.1

Total capitalization and liabilities	$2,812.9	$564.9	$6,743.6	($2,824.8)	$7,296.6

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of December 31, 2007 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$5,633.7	$-	$5,633.7
Gas plant in service	-	-	726.3	-	726.3
Other plant in service	-	-	466.8	-	466.8
Accumulated depreciation	-	-	(2,692.5)	-	(2,692.5)
Leased Sheboygan Falls Energy Facility, net	-	-	107.9	(107.9)	-
Construction work in progress:
Cedar Ridge Wind Farm	-	-	41.8	-	41.8
Other	-	-	153.6	-	153.6
Other, net	-	-	4.6	-	4.6

Total utility	-	-	4,442.2	(107.9)	4,334.3

Non-regulated and other, net	-	176.2	39.4	130.0	345.6

	-	176.2	4,481.6	22.1	4,679.9

Current assets:
Cash and cash equivalents	589.3	93.7	62.6	-	745.6
Other	2.9	71.3	775.4	(122.9)	726.7

	592.2	165.0	838.0	(122.9)	1,472.3

Investments:
Consolidated subsidiaries	2,093.2	-	-	(2,093.2)	-
Other	16.2	9.0	212.7	-	237.9

	2,109.4	9.0	212.7	(2,093.2)	237.9

Other assets	4.6	175.0	859.9	(239.9)	799.6

Total assets	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,484.5	$262.8	$1,542.8	($1,805.6)	$1,484.5
Retained earnings	1,203.5	(134.0)	421.7	(286.0)	1,205.2
Accumulated other comprehensive income	0.2	0.2	-	(0.2)	0.2
Shares in deferred compensation trust	(8.7)	-	-	-	(8.7)

Total common equity	2,679.5	129.0	1,964.5	(2,091.8)	2,681.2

Cumulative preferred stock of subsidiaries, net	-	-	243.8	-	243.8
Long-term debt, net (excluding current portion)	-	106.0	1,298.5	-	1,404.5

	2,679.5	235.0	3,506.8	(2,091.8)	4,329.5

Current liabilities:
Current maturities of long-term debt	-	2.8	137.3	-	140.1
Other short-term borrowings	-	-	29.5	-	29.5
Regulatory liabilities	-	-	86.5	-	86.5
Accrued taxes	6.1	34.1	68.4	(33.9)	74.7
Derivative liabilities	-	-	24.3	-	24.3
Other	5.7	69.1	597.0	(89.9)	581.9

	11.8	106.0	943.0	(123.8)	937.0

Other long-term liabilities and deferred credits:
Deferred income taxes	(2.1)	148.7	675.1	1.2	822.9
Other	17.0	31.6	1,267.3	(219.5)	1,096.4

	14.9	180.3	1,942.4	(218.3)	1,919.3

Minority interest	-	3.9	-	-	3.9

Total capitalization and liabilities	$2,706.2	$525.2	$6,392.2	($2,433.9)	$7,189.7

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Nine Months Ended September 30, 2008	(in millions)

Net cash flows from operating activities	$44.6	$9.6	$414.1	($67.0)	$401.3

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(619.1)	-	(619.1)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(7.6)	(13.6)	-	(21.2)
Proceeds from asset sales	-	3.3	6.8	-	10.1
Other	(299.9)	(1.5)	23.7	299.2	21.5

Net cash flows used for investing activities	(299.9)	(5.8)	(602.2)	299.2	(608.7)

Cash flows from (used for) financing activities:
Common stock dividends	(115.7)	-	(50.7)	50.7	(115.7)
Repurchase of common stock	(1.7)	-	-	-	(1.7)
Reductions in long-term debt	-	(2.1)	(1.0)	-	(3.1)
Net change in short-term borrowings	-	-	(43.4)	-	(43.4)
Other	3.4	4.7	279.9	(282.9)	5.1

Net cash flows from (used for) financing activities	(114.0)	2.6	184.8	(232.2)	(158.8)

Net increase (decrease) in cash and cash equivalents	(369.3)	6.4	(3.3)	-	(366.2)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$220.0	$100.1	$59.3	$-	$379.4

Nine Months Ended September 30, 2007

Net cash flows from operating activities	$229.0	$21.8	$369.2	($242.1)	$377.9

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(356.1)	2.5	(353.6)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(8.5)	(9.0)	-	(17.5)
Proceeds from asset sales	-	78.6	51.7	(2.5)	127.8
Other	(72.9)	12.1	(16.2)	78.7	1.7

Net cash flows from (used for) investing activities	(72.9)	82.2	(329.6)	78.7	(241.6)

Cash flows used for financing activities:
Common stock dividends	(108.2)	-	(250.8)	250.8	(108.2)
Repurchase of common stock	(296.7)	-	-	-	(296.7)
Proceeds from issuance of long-term debt	-	-	300.0	-	300.0
Reductions in long-term debt	-	(37.7)	(184.8)	-	(222.5)
Net change in short-term borrowings	139.7	(139.7)	(19.0)	-	(19.0)
Other	32.4	7.3	99.9	(87.4)	52.2

Net cash flows used for financing activities	(232.8)	(170.1)	(54.7)	163.4	(294.2)

Net decrease in cash and cash equivalents	(76.7)	(66.1)	(15.1)	-	(157.9)
Cash and cash equivalents at beginning of period	167.1	67.3	31.6	-	266.0

Cash and cash equivalents at end of period	$90.4	$1.2	$16.5	$-	$108.1

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Continued) (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Supplemental Cash Flows Information:
Nine Months Ended September 30, 2008
Cash paid during the period for:
Income taxes, net of refunds	$10.6	$29.5	$71.6	$-	$111.7
Interest, net of capitalized interest	1.7	15.0	94.6	-	111.3

Nine Months Ended September 30, 2007
Cash paid (refunded) during the period for:
Income taxes, net of refunds	($7.0)	($33.4)	$115.9	$-	$75.5
Interest, net of capitalized interest	0.6	4.2	88.6	-	93.4
Noncash investing and financing activities:
Debt assumed by buyer of Mexico business	-	5.0	-	-	5.0

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

	(in millions)
Operating revenues:
Electric utility	$394.8	$404.7	$973.6	$977.8
Gas utility	42.2	30.5	292.9	252.1
Steam and other	27.4	13.2	56.6	42.3

	464.4	448.4	1,323.1	1,272.2

Operating expenses:
Electric production fuel and purchased power	160.4	152.2	423.4	403.9
Electric transmission service	25.4	2.7	67.9	7.1
Cost of gas sold	28.2	17.2	220.1	182.2
Other operation and maintenance	99.6	87.8	277.7	273.2
Depreciation and amortization	32.2	35.6	97.3	107.5
Taxes other than income taxes	13.9	14.8	41.8	46.3

	359.7	310.3	1,128.2	1,020.2

Operating income	104.7	138.1	194.9	252.0

Interest expense and other:
Interest expense	14.8	15.9	44.2	48.5
Allowance for funds used during construction	(5.2)	(1.4)	(8.4)	(4.0)
Interest income	(0.1)	(0.3)	(0.6)	(1.0)

	9.5	14.2	35.2	43.5

Income before income taxes	95.2	123.9	159.7	208.5

Income taxes	32.1	43.5	46.9	74.9

Net income	63.1	80.4	112.8	133.6

Preferred dividend requirements	3.8	3.8	11.5	11.5

Earnings available for common stock	$59.3	$76.6	$101.3	$122.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,444.4	$3,419.3
Gas plant in service	387.3	378.7
Steam plant in service	50.8	54.0
Other plant in service	228.7	228.0
Accumulated depreciation	(1,562.8)	(1,584.3)

Net plant	2,548.4	2,495.7
Construction work in progress:
Whispering Willow - East Wind Farm	156.1	-
Other	141.3	92.8
Other, less accumulated depreciation	18.4	2.0

	2,864.2	2,590.5

Current assets:
Cash and cash equivalents	0.7	39.4
Accounts receivable:
Customer, less allowance for doubtful accounts	29.6	79.8
Other, less allowance for doubtful accounts	64.4	25.2
Income tax refunds receivable	15.5	44.6
Production fuel, at weighted average cost	68.2	55.2
Materials and supplies, at weighted average cost	23.5	21.5
Gas stored underground, at weighted average cost	34.0	32.6
Regulatory assets	44.1	31.2
Derivative assets	12.9	19.0
Other	26.2	6.6

	319.1	355.1

Investments	16.0	17.6

Other assets:
Regulatory assets	304.4	294.8
Deferred charges and other	103.8	104.0

	408.2	398.8

Total assets	$3,607.5	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,073.1	873.1
Retained earnings	91.9	21.0

Total common equity	1,198.4	927.5

Cumulative preferred stock	183.8	183.8
Long-term debt, net (excluding current portion)	612.3	761.5

	1,994.5	1,872.8

Current liabilities:
Current maturities of long-term debt	150.6	2.3
Commercial paper	8.8	-
Other short-term borrowings	-	29.5
Accounts payable	165.1	141.6
Accounts payable to associated companies	8.7	28.8
Regulatory liabilities	26.1	37.3
Accrued taxes	48.1	50.8
Derivative liabilities	41.4	16.6
Other	67.3	64.3

	516.1	371.2

Other long-term liabilities and deferred credits:
Deferred income taxes	418.7	422.6
Regulatory liabilities	481.5	482.5
Pension and other benefit obligations	51.3	50.7
Other	145.4	162.2

	1,096.9	1,118.0

Total capitalization and liabilities	$3,607.5	$3,362.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$112.8	$133.6
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	97.3	107.5
Deferred tax expense (benefit) and investment tax credits	(22.8)	5.4
Other	7.3	5.0
Other changes in assets and liabilities:
Accounts receivable	(40.8)	39.7
Sale of accounts receivable	50.0	(75.0)
Income tax refunds receivable	29.1	(0.1)
Production fuel	(13.0)	(16.4)
Regulatory assets	(33.4)	28.3
Accounts payable	6.9	(28.3)
Accounts payable to associated companies	(21.8)	33.0
Regulatory liabilities	(18.5)	(17.3)
Accrued taxes	(2.1)	(23.5)
Derivative liabilities	28.5	(19.0)
Other	(20.3)	10.7

Net cash flows from operating activities	159.2	183.6

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(356.4)	(216.9)
Proceeds from sale of utility assets in Illinois	-	28.1
Purchases of emission allowances	-	(23.9)
Other	7.4	(4.2)

Net cash flows used for investing activities	(349.0)	(216.9)

Cash flows from financing activities:
Common stock dividends	(29.1)	(82.5)
Preferred stock dividends	(11.5)	(11.5)
Capital contribution from parent	200.0	100.0
Reductions in long-term debt	(1.0)	(79.8)
Net change in short-term borrowings	(20.7)	89.5
Other	13.4	17.8

Net cash flows from financing activities	151.1	33.5

Net increase (decrease) in cash and cash equivalents	(38.7)	0.2

Cash and cash equivalents at beginning of period	39.4	0.5

Cash and cash equivalents at end of period	$0.7	$0.7

Supplemental cash flows information:
Cash paid during the period for:
Interest	$45.4	$53.3

Income taxes, net of refunds	$34.4	$81.8

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2008 and 2007, the condensed consolidated financial position at Sep. 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2008 and 2007 have been made. Results for the three and nine months ended Sep. 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

IPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Earnings available for common stock	$59.3	$76.6	$101.3	$122.1
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	--	--	0.1

Comprehensive income	$59.3	$76.6	$101.3	$122.2

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$1.5	$1.5	$4.5	$4.6	$0.7	$0.7	$2.1	$2.1
Interest cost	3.9	3.6	11.8	10.8	1.9	1.8	5.5	5.4
Expected return on plan assets	(5.3)	(4.8)	(16.1)	(14.4)	(1.6)	(1.5)	(4.6)	(4.3)
Amortization of:
Transition obligation	--	--	--	--	--	--	0.1	0.1
Prior service cost (credit)	0.2	0.3	0.7	0.8	(0.4)	(0.4)	(1.2)	(1.3)
Actuarial loss	0.1	0.3	0.2	0.9	0.5	0.7	1.5	2.1

	$0.4	$0.9	$1.1	$2.7	$1.1	$1.3	$3.4	$4.1

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL and, as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Non-bargaining IPL employees
participating in other plans	($0.9)	($0.3)	($2.7)	($1.0)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.3	0.8	0.8	3.5	$0.4	$0.3	$1.1	$1.0

Included in pension benefits for allocated Corporate Services costs for the nine months ended Sep. 30, 2007 was a settlement loss of $1.2 million related to payments made to a retired executive.

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $5 million, respectively, of which $4 million has been contributed to the other postretirement benefits plans through Sep. 30, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, IPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included AROs. Refer to Notes 1(g) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

IPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at Sep. 30, 2008 were as follows (in millions):

		Fair Value Measurements at Sep. 30, 2008 Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at Sep. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Derivative assets	$13.9	$--	$1.5	$12.4
Available-for-sale securities	2.6	2.6	--	--
Liabilities:
Derivative liabilities	46.6	--	36.5	10.1

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net

Three months ended Sep. 30, 2008
Beginning balance, July 1, 2008	$7.9
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(2.6)
Purchases, sales, issuances and settlements, net	(3.0)

Ending balance, Sep. 30, 2008	$2.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$--

Nine months ended Sep. 30, 2008
Beginning balance, Jan. 1, 2008	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(2.2)
Purchases, sales, issuances and settlements, net	(10.5)

Ending balance, Sep. 30, 2008	$2.3

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$2.3

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended Sep. 30, 2008
Operating revenues	$394.8	$42.2	$27.4	$464.4
Operating income (loss)	107.6	(2.4)	(0.5)	104.7
Earnings available for common stock				59.3

Three Months Ended Sep. 30, 2007
Operating revenues	$404.7	$30.5	$13.2	$448.4
Operating income (loss)	141.3	(2.4)	(0.8)	138.1
Earnings available for common stock				76.6

Nine Months Ended Sep. 30, 2008
Operating revenues	$973.6	$292.9	$56.6	$1,323.1
Operating income	174.8	18.1	2.0	194.9
Earnings available for common stock				101.3

Nine Months Ended Sep. 30, 2007
Operating revenues	$977.8	$252.1	$42.3	$1,272.2
Operating income (loss)	240.4	12.6	(1.0)	252.0
Earnings available for common stock				122.1

(18) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement. Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with MISO. This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

	(in millions)
Operating revenues:
Electric utility	$319.2	$328.8	$884.8	$874.7
Gas utility	31.3	25.8	210.2	186.5
Other	3.4	3.0	7.7	7.3

	353.9	357.6	1,102.7	1,068.5

Operating expenses:
Electric production fuel and purchased power	156.8	171.4	452.9	451.7
Electric transmission service	23.8	20.2	71.4	61.4
Cost of gas sold	18.7	14.5	145.7	122.3
Other operation and maintenance	51.7	61.7	164.9	178.8
Depreciation and amortization	23.5	27.2	77.1	82.0
Taxes other than income taxes	9.8	10.2	30.4	30.1

	284.3	305.2	942.4	926.3

Operating income	69.6	52.4	160.3	142.2

Interest expense and other:
Interest expense	14.7	12.7	44.5	35.7
Equity income from unconsolidated investments	(9.3)	(7.0)	(24.9)	(20.8)
Allowance for funds used during construction	(3.2)	(0.7)	(7.4)	(1.5)
Interest income and other	-	(0.1)	(0.1)	(0.4)

	2.2	4.9	12.1	13.0

Income before income taxes	67.4	47.5	148.2	129.2

Income taxes	24.8	16.7	54.1	45.2

Net income	42.6	30.8	94.1	84.0

Preferred dividend requirements	0.8	0.8	2.5	2.5

Earnings available for common stock	$41.8	$30.0	$91.6	$81.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2008	2007

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,299.1	$2,214.4
Gas plant in service	363.2	347.6
Other plant in service	189.0	184.8
Accumulated depreciation	(1,162.8)	(1,108.2)

Net plant	1,688.5	1,638.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	103.2	107.9
Construction work in progress:
Cedar Ridge Wind Farm	136.3	41.8
Other	84.4	60.8
Other, less accumulated depreciation	3.5	2.6

	2,015.9	1,851.7

Current assets:
Cash and cash equivalents	1.7	0.4
Accounts receivable:
Customer, less allowance for doubtful accounts	135.0	168.6
Other, less allowance for doubtful accounts	30.4	14.5
Production fuel, at weighted average cost	38.3	37.0
Materials and supplies, at weighted average cost	23.2	21.5
Gas stored underground, at weighted average cost	49.8	37.9
Regulatory assets	9.4	27.3
Prepaid gross receipts tax	27.5	36.7
Derivative assets	18.5	14.9
Other	12.2	24.5

	346.0	383.3

Investments:
Investment in American Transmission Company LLC	188.6	172.2
Other	21.8	23.1

	210.4	195.3

Other assets:
Regulatory assets	201.7	196.9
Deferred charges and other	159.0	161.4

	360.7	358.3

Total assets	$2,933.0	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30,	December 31,
CAPITALIZATION AND LIABILITIES	2008	2007

	(in millions, except per
	share and share amounts)
Capitalization:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	668.9	568.8
Retained earnings	469.4	401.8

Total common equity	1,204.5	1,036.8

Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	537.0	537.0

	1,801.5	1,633.8

Current liabilities:
Current maturities of long-term debt	60.0	60.0
Commercial paper	59.1	81.8
Accounts payable	131.1	109.6
Accounts payable to associated companies	10.2	38.3
Regulatory liabilities	37.4	49.2
Derivative liabilities	3.4	7.7
Other	45.8	34.4

	347.0	381.0

Other long-term liabilities and deferred credits:
Deferred income taxes	287.3	269.9
Regulatory liabilities	177.6	173.9
Capital lease obligations - Sheboygan Falls Energy Facility	114.1	116.1
Pension and other benefit obligations	68.2	71.0
Other	137.3	142.9

	784.5	773.8

Total capitalization and liabilities	$2,933.0	$2,788.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

	(in millions)
Cash flows from operating activities:
Net income	$94.1	$84.0
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	77.1	82.0
Other amortizations	28.8	29.1
Deferred tax expense (benefit) and investment tax credits	18.0	(6.1)
Equity income from unconsolidated investments	(24.9)	(20.8)
Distributions from equity method investments	20.9	16.4
Other	(5.3)	(1.1)
Other changes in assets and liabilities:
Accounts receivable	17.7	29.9
Regulatory assets	1.4	24.6
Accounts payable	33.3	(6.0)
Accounts payable to associated companies	(29.1)	4.3
Regulatory liabilities	(6.1)	(14.6)
Derivative liabilities	(2.8)	(32.2)
Other	(10.8)	18.9

Net cash flows from operating activities	212.3	208.4

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(262.7)	(139.2)
Proceeds from sale of utility assets in Illinois	-	23.6
Other	15.0	1.6

Net cash flows used for investing activities	(247.7)	(114.0)

Cash flows from (used for) financing activities:
Common stock dividends	(22.8)	(168.3)
Preferred stock dividends	(2.5)	(2.5)
Capital contribution from parent	100.0	-
Proceeds from issuance of long-term debt	-	300.0
Reductions in long-term debt	-	(105.0)
Net change in short-term borrowings	(22.7)	(108.5)
Other	(15.3)	(9.4)

Net cash flows from (used for) financing activities	36.7	(93.7)

Net increase in cash and cash equivalents	1.3	0.7

Cash and cash equivalents at beginning of period	0.4	1.6

Cash and cash equivalents at end of period	$1.7	$2.3

Supplemental cash flows information:
Cash paid during the period for:
Interest	$49.9	$36.1

Income taxes, net of refunds	$20.7	$44.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and nine months ended Sep. 30, 2008 and 2007, the condensed consolidated financial position at Sep. 30, 2008 and Dec. 31, 2007, and the condensed consolidated statements of cash flows for the nine months ended Sep. 30, 2008 and 2007 have been made. Results for the three and nine months ended Sep. 30, 2008 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2008. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

WPL’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Earnings available for common stock	$41.8	$30.0	$91.6	$81.5
Other comprehensive income:
Pension and other postretirement benefits
amortizations, net of tax	--	0.1	--	0.4

Comprehensive income	$41.8	$30.1	$91.6	$81.9

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and nine months ended Sep. 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$1.3	$1.4	$4.0	$4.2	$0.8	$0.8	$2.4	$2.5
Interest cost	3.8	3.4	11.3	10.3	1.3	1.3	4.1	3.9
Expected return on plan assets	(5.4)	(4.8)	(16.1)	(14.4)	(0.5)	(0.5)	(1.4)	(1.4)
Amortization of:
Prior service cost (credit)	0.2	0.2	0.6	0.6	(0.2)	(0.2)	(0.7)	(0.7)
Actuarial loss	0.3	0.8	0.8	2.2	0.3	0.3	0.8	0.8

	$0.2	$1.0	$0.6	$2.9	$1.7	$1.7	$5.2	$5.1

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL and, as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes qualified pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and nine months ended Sep. 30 as follows (in millions):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Nine Months		Three Months		Nine Months

	2008	2007	2008	2007	2008	2007	2008	2007

Non-bargaining WPL employees
participating in other plans	($0.7)	($0.3)	($2.2)	($0.7)	N/A	N/A	N/A	N/A
Allocated Corporate Services costs	0.1	0.5	0.5	2.3	$0.2	$0.2	$0.7	$0.6

Included in pension benefits for allocated Corporate Services costs for the nine months ended Sep. 30, 2007 was a settlement loss of $0.8 million related to payments made to a retired executive.

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2008 will be $0 and $7 million, respectively, of which $6 million has been contributed to the other postretirement benefits plans through Sep. 30, 2008.

(10) FAIR VALUE MEASUREMENTS

On Jan. 1, 2008, WPL adopted the provisions of SFAS 157, with the exception of nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. These nonrecurring nonfinancial assets and nonfinancial liabilities included AROs. Refer to Notes 1(g) and 10 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on SFAS 157.

WPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at Sep. 30, 2008 were as follows (in millions):

Fair Value Measurements at Sep. 30, 2008 Using:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value	Identical Assets	Observable	Unobservable
	Measurements	or Liabilities	Inputs	Inputs
	at Sep. 30, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$25.0	$--	$--	$25.0
Derivative liabilities	4.9	--	--	4.9

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and nine months ended Sep. 30, 2008 is as follows (in millions):

Derivative Assets
and Liabilities, net

Three months ended Sep. 30, 2008
Beginning balance, July 1, 2008	$18.4
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	7.9
Purchases, sales, issuances and settlements, net	(6.2)

Ending balance, Sep. 30, 2008	$20.1

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$7.5

Nine months ended Sep. 30, 2008
Beginning balance, Jan. 1, 2008	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	19.3
Purchases, sales, issuances and settlements, net	(11.9)

Ending balance, Sep. 30, 2008	$20.1

The amount of total gains or (losses) for the period included in changes in net assets attributable
to the change in unrealized gains or (losses) relating to assets and liabilities held at Sep. 30, 2008 (a)	$20.1

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheet.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Gas revenues included $3 million and $7 million for the three months ended Sep. 30, 2008 and 2007, and $5 million and $12 million for the nine months ended Sep. 30, 2008 and 2007, respectively, for sales to the electric segment. All other intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended Sep. 30, 2008
Operating revenues	$319.2	$31.3	$3.4	$353.9
Operating income	67.0	1.0	1.6	69.6
Earnings available for common stock				41.8

Three Months Ended Sep. 30, 2007
Operating revenues	$328.8	$25.8	$3.0	$357.6
Operating income (loss)	54.6	(2.3)	0.1	52.4
Earnings available for common stock				30.0

Nine Months Ended Sep. 30, 2008
Operating revenues	$884.8	$210.2	$7.7	$1,102.7
Operating income	132.0	27.2	1.1	160.3
Earnings available for common stock				91.6

Nine Months Ended Sep. 30, 2007
Operating revenues	$874.7	$186.5	$7.3	$1,068.5
Operating income (loss)	121.6	24.7	(4.1)	142.2
Earnings available for common stock				81.5

(18) RELATED PARTIES

IPL and WPL are parties to a system coordination and operating agreement. The agreement, which has been approved by FERC, provides a contractual basis for coordinated planning, construction, operation and maintenance of the interconnected electric generation systems of IPL and WPL. Prior to June 1, 2008, the agreement allowed the interconnected system to be operated as a single entity with off-system sales and purchases made to market excess system capability or to meet system capability deficiencies. Such sales and purchases were allocated among IPL and WPL based on procedures included in the agreement. Effective June 1, 2008, a change was made to designate IPL and WPL as two separate entities transacting with MISO. This change eliminated the need for internal allocations based on procedures in the agreement and resulted in separate statements from MISO of sales and purchases for IPL and WPL.

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

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources manages various businesses including RMT and WindConnect® (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other modest investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT and WindConnect®	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Summary of Historical Results of Operations - Alliant Energy’s net income and EPS for the third quarter were as follows (dollars in millions, except per share amounts):

	2008		2007

Continuing operations:	Net Income	EPS	Net Income	EPS

Utility	$101.1	$0.92	$106.6	$0.96
Non-regulated (Resources)	7.1	0.06	8.4	0.08
Parent company and other (interest income,
taxes, and administrative and general)	0.9	0.01	1.2	0.01

Income from continuing operations	109.1	0.99	116.2	1.05
Income (loss) from discontinued operations	(0.6)	(0.01)	3.4	0.03

Net income	$108.5	$0.98	$119.6	$1.08

Earnings from continuing operations for Alliant Energy’s utility business were lower in the third quarter of 2008 as compared to the same period in 2007 primarily due to the continued impacts of the severe Midwest flooding in Iowa in June 2008, the impact of the sale of IPL’s electric transmission assets that occurred in December 2007 and the impact of cooler weather on electric margins. These items were partially offset by lower incentive-related compensation expenses, increased allowance for funds used during construction (AFUDC) resulting from wind projects under development in both Iowa and Wisconsin and the impact of lower depreciation rates at WPL effective in July 2008.

Earnings from continuing operations for Alliant Energy’s non-regulated businesses were lower in the third quarter of 2008 as compared to the same period in 2007 primarily due to lower earnings at Non-regulated Generation resulting from a change in the PPA associated with the Neenah Energy Facility (NEF) as well as various income tax-related items. These items were partially offset by continued earnings growth at RMT and WindConnect®.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting the respective earnings during the third quarter of 2008 and 2007.

SEVERE MIDWEST WEATHER

General - In June 2008, the Midwest experienced severe flooding, tornadoes and thunderstorms that impacted the operations of several Alliant Energy companies, including IPL, WPL and Resources. The severe weather was most significant in Iowa and resulted in significant property damage to generating facilities, distribution substations and railroad infrastructure, the loss of electric and steam sales and customers due to mandatory evacuations and the destruction of homes and businesses, the evacuation of and damage to various office and operational facilities, and the disruption of short haul railroad services. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service and currently expects the rebuilding and business continuity activities associated with its damaged properties to continue for several months.

Property Damage - Property damage from the severe weather was scattered throughout Alliant Energy’s service territory with the most significant impacts occurring in the Cedar Rapids, Iowa area where the Cedar River crested approximately 20 feet above flood stage on June 13, 2008 exceeding the 500-year flood plain boundaries. Property damaged by the severe weather included, among other assets, the following key facilities and their contents: IPL’s 185 MW Prairie Creek and 55 MW Sixth Street Generating Stations, IPL’s general office building, IPL’s electrical distribution operations center, Resources’ railroad bridge over the Cedar River and several of IPL’s distribution substations. In the second and third quarters of 2008, estimated retirements of utility plant damaged by the severe weather were charged to accumulated depreciation and estimates of all other assets damaged by the severe weather were charged to operating expenses. Alliant Energy will charge future costs to acquire replacement property to property, plant and equipment and future costs to repair damaged property to operating expense as these costs are incurred.

Generating Facility Impacts - IPL’s Sutherland Generating Station in Marshalltown, Iowa was shutdown for approximately two weeks during June 2008 due to flooding at the facility, but has since been restored to full operations with no significant damage to the facility from the flooding. IPL’s Prairie Creek and Sixth Street Generating Stations in Cedar Rapids, Iowa were also shutdown in June 2008 and remain out of service due to significant damage to the facilities caused by the severe flooding. IPL expects its Prairie Creek Generating Station to return to service in the first half of 2009. IPL has completed assessments at the Sixth Street Generating Station for both the facility and the underground steam system and intends to make the investment to rebuild this facility by the 2009/2010 heating season pending the securing of long-term contracts with steam customers and required approvals. IPL’s Prairie Creek and Sixth Street Generating Stations represent approximately 240 MW, or less than 10%, of IPL’s summer electric generating capability and substantially all of IPL’s steam generating capability. IPL has been procuring replacement purchased power while the Prairie Creek and Sixth Street Generating Stations are offline to satisfy its electric load requirements. IPL leased a limited number of small standby generating units during the summer electric peaking season to contribute to the reliability of the electric grid in the Cedar Rapids area. The incremental costs of procuring replacement purchased power and the fuel to power the leased standby generating units are being charged to electric production fuel and purchased power expense and are expected to be recovered from retail electric customers in accordance with IPL’s utility fuel cost recovery mechanism resulting in no material impact on IPL’s electric margins. The incremental costs of leasing the small standby generating units were charged to operating expenses. IPL also expects to lease natural gas-fired package boilers and water treatment systems to produce steam to meet the demand of its steam customers in the Cedar Rapids area while its Prairie Creek and Sixth Street Generating Stations are out of service. IPL has entered into new short-term contracts with its steam customers that allow IPL to recover the incremental leasing and fuel costs incurred to resume temporary steam service.

Sales Impacts - Temporary disruptions of electric and steam services associated with the severe weather caused Alliant Energy’s and IPL’s operating revenues to be lower than anticipated beginning in June 2008. At the peak of the disruptions caused by the severe weather, approximately 40,000 electric customers of IPL were unable to receive service. IPL also has approximately 200 steam customers in Cedar Rapids, who take high-pressure steam for production purposes or low-pressure steam for hot water and heat, that lost service in June 2008 when the Prairie Creek and Sixth Street Generating Stations were shutdown. The most significant impacts of these disruptions on revenues related to several large industrial customers in the Cedar Rapids area who were unable to receive service. Alliant Energy has restored service to those customers in its service territory that are capable of receiving service.

Insurance Coverage - Alliant Energy’s property insurance policy provides coverage up to $100 million for covered flood losses, subject to a $1.5 million deductible per occurrence and certain sub-limits, most notably a $10 million sub-limit for covered losses related to temporary replacement equipment and facilities. Covered property generally includes generating assets, substations, office and operating buildings and non-fuel inventories, including costs incurred to protect, repair or replace such property. Excluded property generally includes the electric distribution system, railroad infrastructure, vehicles and fuel. In addition, Alliant Energy does not have any business interruption coverage for lost revenues from the disruption of service. At the end of each reporting period during the restoration activities, Alliant Energy plans to record a receivable for the amount of flood losses recognized to date that are recorded in operating expenses and considered probable of future recovery under the insurance policy. The offsetting credit to this receivable will be recorded to operating expense to offset the operating expense used to support the receivable. In addition, the offsetting credit to any insurance proceeds received that are recoveries of expenditures charged to capital accounts for restoration activities related to flood damages will be recorded to accumulated depreciation. Any expenditure for covered flood losses incurred subsequent to Alliant Energy reaching its $100 million aggregate limit or any applicable sub-limits will not be offset by any portion of the credits from insurance recoveries. In the third quarter of 2008, IPL received an initial payment of $10 million for reimbursement of covered losses under the Alliant Energy property insurance policy. In addition, IPL recognized $23 million of receivables as of Sep. 30, 2008 for operation and maintenance expenses incurred during the second and third quarters of 2008 that are expected to be reimbursed with a future property insurance payment.

Cost Recovery Mechanisms - Alliant Energy and IPL have several mechanisms to mitigate the adverse financial impacts of the severe Midwest weather. First, Alliant Energy has property insurance to cover a portion of the flood losses. Second, IPL’s utility fuel cost recovery mechanism allows it to recover the cost of replacement purchased power and fuel for small standby generating units from its retail electric customers. Third, IPL has entered into new short-term contracts with its steam customers that allow IPL to recover the incremental costs incurred for natural gas-fired package boilers and water treatment systems required to resume steam service. Finally, IPL is evaluating regulatory options for cost recovery of any remaining costs from the severe Midwest weather not covered by the recovery mechanisms above.

Financial Impacts - Alliant Energy and IPL currently estimate the total cost of the severe weather in June 2008 to be approximately $200 million to $250 million for 2008. These costs are largely due to the operating and capital expenditures required to restore operations, expenditures for replacement purchased power due to generating facility outages and lost operating margins due to disruptions in electric and steam service. Based on the estimated financial impacts of the severe weather in June 2008 and the cost recovery mechanisms noted above, Alliant Energy estimates its 2008 utilities earnings will decrease by approximately $0.20 per share ($0.07 in the second quarter of 2008, $0.11 in the third quarter of 2008 and $0.02 in the fourth quarter of 2008) primarily due to reductions in electric and steam margins from disruptions in service caused by the severe flooding in the Cedar Rapids area and operating expenses for restoration activities that may not be recoverable from cost recovery mechanisms. Alliant Energy also anticipates its 2008 capital expenditures will increase by approximately $90 million ($85 million at IPL and $5 million at Resources) associated with rebuilding activities following the severe flooding. Alliant Energy and IPL do not believe additional expenditures for restoration activities and loss of revenues from service disruptions associated with the severe flooding will have a significant impact on their liquidity given their current liquidity positions and the cost recovery mechanisms noted above, most notably the anticipated proceeds from the property insurance policy. The financial impacts of the severe weather in June 2008 did not have a material impact on WPL’s or Resources’ results of operations and cash flows. Alliant Energy’s and IPL’s current estimates of the 2008 financial impacts of the severe Midwest weather are subject to change due to several uncertainties, most notably the timing and nature (operating vs. capital) of expenditures for restoration activities that may not be recoverable from cost recovery mechanisms. Alliant Energy and IPL also anticipate financial impacts in 2009 from restoration activities associated with the severe Midwest weather, but are currently unable to determine what these impacts will be on their financial condition, results of operations or cash flows.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy’s current utility generation plan through 2013 is as follows (Not Applicable (N/A); To Be Determined (TBD)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date

IPL:
Wind	Whispering Willow - East	200	2010	$400 - $450	$152	February 2008
	Franklin County, IA

Coal	Sutherland #4	350	2013	1,200 - 1,300	25	First quarter
	Marshalltown, IA					of 2009

WPL:
Wind	Cedar Ridge	68	Fourth quarter	155	132	May 2007
	Fond du Lac County, WI		of 2008

Natural-gas	Neenah Energy Facility	300	2009	95	N/A	September 2008
	Neenah, WI

Wind	Bent Tree	200	2010	425 - 475	1	First quarter
	Freeborn County, MN					of 2009

Wind	TBD	200	By 2013	TBD	--	TBD

Coal	Nelson Dewey #3	300	2013	1,200 - 1,300	31	Fourth quarter
	Cassville, WI					of 2008

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI

					$341

(a)

Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable. WPL expects the purchase price for the Neenah facility to be based on the book value of the facility on the transfer date.

(b)

Costs represent capitalized expenditures in millions of dollars as of Sep. 30, 2008, including pre-certification/pre-construction costs recorded in “Construction work in progress” and “Other assets - regulatory assets” on the respective Condensed Consolidated Balance Sheets and excluding AFUDC, if applicable. Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of costs recorded in “Other assets - regulatory assets.”

Whispering Willow - In the fourth quarter of 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind farm. In February 2008, IPL received approval from the IUB to construct a wind farm with capacity of up to 200 MW, which includes a return on common equity of 11.7% and a 25-year depreciable life. The advanced rate making principles for this project, as approved by the IUB, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. IPL anticipates utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement for the initial 200 MW of the Whispering Willow wind farm, known as the Whispering Willow - East wind farm.

Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of Sep. 30, 2008, IPL’s capitalized costs related to the additional approximate 300 MW of capacity were $17 million.

Sutherland #4 - The site of the new 630 MW coal-fired electric generating facility, which also includes an additional 19 MW equivalent of steam cogeneration for use by nearby industries, is adjacent to the existing Sutherland Generating Station (Sutherland) in Marshalltown, Iowa. In August 2008, IPL received final approval from the IUB, subject to certain conditions, for IPL’s siting certificate application for the facility. These certain conditions include: 1) IPL to periodically review the viability of carbon capture and sequestration technology for the proposed facility with the IUB; 2) IPL to ensure 5% of the facility’s heat input value is produced from biomass within two years of commercial operation and 10% of the heat input value is produced from biomass within five years of commercial operation; and 3) IPL to own or have rights to 500 MW of Iowa renewable generating capacity and associated energy production by 2013, with that amount increasing by 60 MW per year to a total of 800 MW by 2018, and thereafter increasing by 80 MW per year to a total of 1,600 MW of Iowa renewable generating capacity and associated energy production by 2028. These targets are based on the amount of wind generation capacity (assuming an average 40% capacity factor) that would be required to supply 10% of IPL’s forecasted annual energy in 2013, 15% in 2018, and 23% in 2026. The results achieved toward the 5% and 10% biomass fuel input requirements described above will be allowed to satisfy part of IPL’s renewable capacity requirement in the IUB’s approval. The IUB’s decision to grant certification for construction is also contingent upon IPL receiving all necessary regulatory approvals and permits related to the proposed facility, including approval of advanced rate making principles and an air permit. In March 2008, IPL filed for advanced rate making principles with the IUB for its share of the cost of the facility. In September 2008, IPL updated its rate making principles application with the IUB and expects to receive a decision in the first quarter of 2009. IPL requested a return on common equity of 12.55% in its filing with the IUB. IPL also expects to receive a decision from the Iowa Department of Natural Resources (DNR) on its air permit for the proposed facility by the end of 2008 or early 2009.

In November 2007, IPL, Central Iowa Power Cooperative (CIPCO) and Corn Belt Power Cooperative (Corn Belt) signed a joint operating agreement for joint ownership in the proposed facility. IPL expects to utilize up to 350 MW of output, while CIPCO and Corn Belt will each utilize 100 MW of output. In January 2008, seven participating members of the North Iowa Municipal Electric Cooperative Association entered into agreements for joint ownership in the proposed facility and expect to utilize 16.5 MW of output in aggregate. Additionally, IPL expects to obtain additional partners or enter into PPAs for the remaining 82.5 MW of output. The cost estimate for Sutherland #4 of $1.2 billion to $1.3 billion noted in the table above reflects IPL’s utilization of 350 MW of output. IPL has selected KBV Sutherland Power Constructors, a joint venture between Black and Veatch Construction, Inc. and Kiewit Power Constructors Company, to provide engineering, procurement and construction services for the proposed expansion. IPL plans to utilize super critical pulverized coal technology and a hybrid coal and biomass fuel capability for the proposed facility.

Cedar Ridge - In May 2007, WPL received approval from the PSCW to construct the project, however, WPL did not accept the PSCW’s Act 7 decision, which included a return on common equity of 10.50% compared to WPL’s requested return on common equity of 12.90%. Instead, WPL intends to proceed with applying traditional rate making procedures for the recovery of and return on its capital costs for this wind farm.

Neenah Energy Facility - In September 2008 and April 2008, WPL received approval from FERC and the PSCW, respectively, to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. WPL intends to replace the output currently obtained under the RockGen PPA with output from NEF. WPL currently plans to acquire NEF effective June 1, 2009, which coincides with the expected termination of WPL’s RockGen PPA scheduled for May 31, 2009.

Bent Tree - In April 2008, WPL announced it entered into a letter of intent to purchase a 400 MW wind farm site in Freeborn County, Minnesota. WPL currently anticipates the purchase of the site to be complete by the end of 2008. In June 2008, WPL filed a Certificate of Public Convenience and Necessity (CPCN) application with the PSCW and a Certificate of Need application with the Minnesota Public Utilities Commission (MPUC) to develop 200 MW of this capacity beginning in 2009. In June 2008, WPL also filed a Site Permit application with the MPUC for a multi-phase 400 MW facility, with the first phase consisting of a 200 MW wind farm beginning in 2009. In September 2008, the PSCW determined that the CPCN statute does not apply to out-of-state projects and that the Bent Tree wind project will be processed under the Certificate of Authority statute. WPL expects the PSCW to issue a ruling on its application in early 2009. WPL also expects the MPUC to issue a decision on the Site Permit and Certificate of Need applications in early 2009. In June 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment. WPL anticipates utilizing 200 MW of wind turbine generator sets and related equipment under the master supply agreement for the initial 200 MW of the Bent Tree wind farm. WPL expects to use traditional rate making procedures for the recovery of and return on its capital costs for the 200 MW of capacity. The expected commercial operation date is subject to the timing of pending regulatory approvals and execution of a transmission interconnect agreement. Future development of the balance of the wind farm will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

Nelson Dewey #3 - The preferred site of the new facility is adjacent to the existing Nelson Dewey Generating Station (Nelson Dewey) in Cassville, Wisconsin. In February 2007, WPL filed for approval from the PSCW to proceed with construction of the new facility and to specify in advance rate making principles. In April 2008, WPL updated its regulatory application to request a return on common equity of 12.50% along with a capital structure that includes a 52.5% common equity ratio. In December 2007, the PSCW determined WPL’s CPCN application was complete, thereby initiating the construction permitting process. By law, the PSCW has up to 360 days (180 days plus an optional 180 day extension) from the date the application was determined complete to make a final ruling on the proposed expansion. WPL expects an oral decision in November 2008 and the final written decision in December 2008. WPL also expects to receive a decision from the Wisconsin DNR on its air permit for the proposed facility in early 2009. WPL has selected Washington Group International to provide engineering, procurement, and construction services for the proposed expansion. The current cost estimate includes expenditures for facilities that will be shared with the existing units at Cassville, Wisconsin. WPL plans to utilize circulating fluidized bed technology and a hybrid coal and biomass fuel capability for the new facility.

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

Proposals for Reductions in GHG Emissions -

IPL’s Proposal - In 2008, IPL announced proposals to permanently reduce GHG emissions through the following actions:

•	Retire IPL’s coal-fired Units 2 and 3 at the Lansing Generating Station once Sutherland #4 begins operations
•	Permanently switch the fuel source of all of IPL’s Dubuque Generating Station Units from coal to natural gas once Sutherland #4 begins operations
•	Utilize renewable resource fuels (such as switch grass, waste wood and corn stalks) at Sutherland #4 for up to 10% of total fuels, depending on regulatory requirements

These proposals, together with the impact of IPL’s energy efficiency programs and Whispering Willow - East wind farm, are projected to result in reductions in GHG emissions that more than offset the GHG emissions from Sutherland #4. IPL included the proposed changes to its generation fleet as part of its application for advanced rate making principles for Sutherland #4 filed with the IUB in March 2008. These proposed changes to IPL’s generating fleet are contingent upon IPL receiving regulatory approval for Sutherland #4.

WPL’s Proposal - In 2008, WPL announced proposals to permanently reduce GHG emissions through the following actions:

•	Retire WPL’s coal-fired Edgewater Generating Station Unit 3 once the proposed expansion at Nelson Dewey #3 begins operations
•	Increase WPL’s wind generation to almost 500 MW by 2013 including the Cedar Ridge wind farm, Bent Tree wind farm and 200 MW from wind sites yet to be determined
•

Increase the amount of renewable resource fuels (such as switch grass, waste wood and corn stalks) used at the proposed expansion at Nelson Dewey #3 to 10% of total fuels after one year of operations, and to 20% of total fuels after five years of operations

•	Aggressively build upon its current energy efficiency measures

These proposals are projected to result in reductions in GHG emissions that more than offset the GHG emissions from the proposed expansion at Nelson Dewey #3. WPL included the proposed changes to its generation fleet as part of its testimony filing with the PSCW in June 2008 related to the proposed expansion of Nelson Dewey #3. The proposed changes to WPL’s generation fleet are contingent upon WPL receiving regulatory approval for Nelson Dewey #3.

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

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); Not Applicable (N/A); To Be Determined (TBD); Fuel-related only (F-R)):

								Return
				Interim	Interim	Final	Final	on
	Utility	Filing	Increase	Increase	Effective	Increase	Effective	Common
Rate Case	Type	Date	Requested	Granted (a)	Date	Granted (a)	Date	Equity

WPL:
2008 Retail (F-R)	E	Mar-08	$16	$16	Apr-08	TBD	TBD	N/A
2009/2010 Retail	E/G	Feb-08	92	N/A	N/A	TBD	TBD	TBD
2008 Retail	E	Apr-07	26	N/A	N/A	$26	Jan-08	10.80%
2007 Wholesale	E	Sep-06	(b)	(b)	(b)	(b)	Jun-07	10.90%
2007 Retail	E/G	Mar-06	96	N/A	N/A	34	Jan-07	10.80%
(a)	Interim rate relief is implemented, subject to refund, pending determination of final rates. The final rate relief granted replaces the amount of interim rate relief granted.
(b)	Refer to “WPL’s 2007 Wholesale Rate Case” below for additional information.

WPL’s 2008 Fuel-related Retail Rate Case - In March 2008, WPL filed a request with the PSCW to increase annual retail electric rates by $16 million to recover anticipated increased electric fuel and purchased energy costs (fuel-related costs). Actual fuel-related costs through February 2008, combined with projections of continued higher fuel-related costs for the remainder of 2008, significantly exceeded the amounts being recovered in retail electric rates at the time of the filing. In the second quarter of 2008, WPL received an order from the PSCW authorizing the requested interim increase, subject to refund, effective in April 2008. Based upon actual WPL fuel costs through September 2008 and an updated projection of fuel-related costs for the remainder of 2008, WPL currently anticipates that the rate increase authorized in the pending final order may be less than the interim amount approved. WPL anticipates receiving a final written order from the PSCW regarding its request in the fourth quarter of 2008. As of Sep. 30, 2008, WPL reserved $12 million, including interest, of refunds anticipated to be paid to its retail electric customers, based upon its estimate of the rate increase expected in the final order.

WPL’s 2009/2010 Retail Rate Case - In February 2008, WPL filed a request with the PSCW to increase current retail electric rates by $93 million, or approximately 9%, and reduce current retail gas rates by $1 million, or approximately 1%, effective Jan. 1, 2009. The electric request is based on a 2009 test year with approval to reopen the case to address limited cost drivers for 2010. The electric request reflected recovery for increased projected spending on electric generation infrastructure, environmental compliance and stewardship, enhanced investment in renewable energy projects, stepped-up customer energy efficiency and conservation efforts, and related electric transmission and distribution costs. The gas request was based on an average of 2009 and 2010 projected costs. The request was based on the previously authorized return on common equity of 10.80%.

Through the course of the PSCW audit, the 2009 request was updated for various new cost estimates and removal of capital projects that have not yet been approved by the PSCW. These projects include Bent Tree, Nelson Dewey #3 and various environmental compliance projects. Removal of the capital projects that have not yet received PSCW approval reduces the 2009 retail electric rate request by approximately $21 million. If approved, these projects are expected to be included in the 2010 limited reopener. The PSCW order regarding WPL’s rate increase request is anticipated in the fourth quarter of 2008.

WPL’s 2007 Wholesale Rate Case - In December 2006, WPL received an order from FERC authorizing an interim rate increase, subject to refund, effective June 1, 2007 related to WPL’s request to implement a formula rate structure for its wholesale electric customers. In February 2008, final written agreements were filed with FERC that contained a settlement between WPL and its wholesale customers of the issues identified in WPL’s filing requesting the formula rate structure. In August 2008, FERC approved the settlement and the implementation of settlement rates effective June 1, 2008. During the period the interim rate increase was effective from June 1, 2007 to May 31, 2008, WPL over-recovered $10 million, including interest, from its wholesale customers. In September 2008, WPL refunded the $10 million to its wholesale electric customers.

WPL’s 2007 Retail Rate Case - In August 2007, WPL received approval from the PSCW to refund to its retail electric customers any over-recovery of retail fuel-related costs during the period June 1, 2007 through Dec. 31, 2007. As of Sep. 30, 2008, WPL estimated the over-recovery of retail fuel-related costs during this period to be $21 million, including interest. WPL refunded to its retail electric customers $4 million in 2007 and $3 million during the first quarter of 2008. In September 2008, WPL received approval from the PSCW to refund approximately 90% of the remaining amount or $13 million. Of the $13 million approved for refund by the PSCW in September 2008, WPL refunded $1 million and $12 million to its retail electric customers in September 2008 and October 2008, respectively. WPL expects to receive the PSCW’s decision on the remaining refund amount of $1 million in the fourth quarter of 2008. As of Sep. 30, 2008, WPL reserved $13 million for the remaining refund amounts, including interest, anticipated to be paid to its retail electric customers in the fourth quarter of 2008 related to these refunds.

Other Utility Rate Case Information - With the exception of recovering a return on additions to WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect a reduction in the amortization of deferred credits or the recovery of increased costs incurred or expected to be incurred by WPL. Thus, increases in revenues from rate increases are not expected to result in a significant increase in net income to WPL.

Utility Fuel Cost Recovery -

Potential Changes to WPL’s Electric Fuel-related Cost Recovery Mechanism - In July 2008, PSCW Commissioners voted to formally proceed with the promulgation of new retail electric fuel-related cost recovery rules in Wisconsin that were developed by PSCW staff in 2007. A public hearing and comment period, as well as subsequent legislative committee review, are required before any changes to the current rules could become effective. The PSCW originally proposed the new fuel rules become effective in January 2009. However, the PSCW has now informally indicated that a decision on the new fuel rules will not be made in 2008, which would result in a later effective date. Alliant Energy expects the fuel cost recovery process will be reviewed again in 2009. WPL is currently unable to predict the final outcome of this initiative.

Recent Regulatory-related Legislative Developments -

Emergency Economic Stabilization Act of 2008 (EESA) - In October 2008, the EESA was enacted. The EESA contains various provisions intended to improve the U.S. economy by restoring confidence in the credit markets and providing tax relief to individuals and businesses. Some of the tax law changes included in the EESA that may provide benefits to Alliant Energy, IPL and WPL include an extension of tax credits through Dec. 31, 2009 for renewable energy production, research and development activities and repairs of damaged railroad infrastructure, an accelerated depreciation schedule for installation costs of smart meters and various provisions designed to help aid flood recovery efforts in the Midwest. Alliant Energy, IPL and WPL are currently evaluating the impacts the EESA will have on their financial condition, results of operations and cash flows.

Other Recent Regulatory Developments -

Severe Midwest Flooding - In June 2008, IPL filed a request with the MPUC to defer incremental electric and gas operation and maintenance expenses, including overtime labor and excluding fuel, incurred as a result of the severe Midwest flooding that occurred in its service territory in June 2008. MPUC action on this deferral request is expected in the fourth quarter of 2008. If approved, recovery of costs would be considered in future regulatory proceedings. IPL is also currently in ongoing discussions with the IUB on estimated costs of the severe Midwest flooding in its service territory and related cost recovery options. At Sep. 30, 2008, IPL had not recognized any assets for the potential recovery in future regulatory proceedings of operation and maintenance expenses being incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Assets Sale - In October 2007, the Office of Consumer Advocate (OCA) in Iowa filed a petition in court seeking judicial review of the IUB’s decision to allow the sale of IPL’s electric transmission assets to proceed. In October 2008, the court ruled against the OCA and upheld the IUB’s order allowing the transmission sale to proceed. IPL currently does not know whether the OCA will appeal this matter to the Iowa Supreme Court or seek any other judicial or regulatory remedies. IPL cannot provide any assurances that further judicial review of the IUB’s decision will be resolved in a satisfactory manner.

In December 2007, the Office of the Attorney General - Small Business and Residential Utilities Division (OAG) filed a request with the MPUC for a Stay and Motion for Reconsideration of the MPUC’s decision approving, with certain conditions, IPL’s request to sell its electric transmission assets. In April 2008, the MPUC issued its decision denying the OAG’s petition for reconsideration. The statutory deadline for seeking judicial review of the MPUC’s order approving IPL’s sale of its electric transmission assets to ITC Midwest LLC (ITC) has passed and no appeal was filed.

Neenah Energy Facility - In September 2008 and April 2008, WPL received approval from FERC and the PSCW, respectively, to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. Refer to “Strategic Overview - Utility Generation Plan” for additional information.

MISO Wholesale Energy Market - In June 2008, the IUB issued an order extending a temporary waiver which allows all costs and credits incurred by IPL to participate in the MISO market that relate to its Iowa retail customers to be included in IPL’s Iowa energy adjustment clause until June 30, 2010.

WPL Depreciation Study - In February 2008, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective July 1, 2008 as a result of a recently completed depreciation study. In June 2008, FERC accepted the updated depreciation rates for use in WPL’s wholesale formula rates.

Electric Demand Planning Reserve Margin (PRM) - The PSCW requires WPL to maintain a PRM above its projected annual peak demand forecast to help ensure reliability of electric service to its customers. In October 2008, the PSCW issued a written order to lower the PRM requirement from 18.0% to 14.5% for long-term planning (planning years two through 10). The PSCW also determined that the short-term (planning year one) PRM for Wisconsin utilities will follow the PRM established by MISO under Module E of its Open Access Transmission and Energy Markets Tariff. WPL does not expect the reduction in the PRM to change its current utility generation plan.

Electric Risk Management Plan (ERMP) - In October 2008, the PSCW issued a written order approving an ERMP for WPL that expires in December 2010. The ERMP determines hedging options for WPL’s electric operations and which costs of hedging transactions can be included in fuel costs for purposes of cost recovery. The key element of the ERMP is a limitation that WPL may not hedge more than a cumulative 75% of a future month’s expected open position (expected electric system demand less expected generation and firm purchases) although this limitation may be waived for the month immediately preceding the future month in order to assure reliable provision of service.

IPL’s Clean Air Compliance Projects - In October 2008, the IUB approved an Emissions Plan and Budget (EPB) filed by IPL in March 2008. In accordance with the Iowa Code, each rate-regulated public utility that is an owner of one or more electric generating facilities fueled by coal and located in the state of Iowa is required to file an EPB at least bi-annually. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval demonstrates that the IUB believes that IPL’s EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2008 and 2007 earnings and the various components of Alliant Energy’s business.

Utility Electric Margins - Electric margins and megawatt-hour (MWh) sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$254.6	$274.9	(7%)	2,075	2,300	(10%)
Commercial	165.5	165.9	--	1,651	1,692	(2%)
Industrial	222.7	217.5	2%	3,203	3,267	(2%)

Retail subtotal	642.8	658.3	(2%)	6,929	7,259	(5%)
Sales for resale:
Wholesale	53.1	55.8	(5%)	1,010	967	4%
Bulk power and other	(1.5)	5.6	(127%)	66	534	(88%)
Other (includes wheeling)	19.6	13.8	42%	38	40	(5%)

Total revenues/sales	714.0	733.5	(3%)	8,043	8,800	(9%)

Electric production fuel and
purchased power expense	317.2	323.6	(2%)

Margins	$396.8	$409.9	(3%)

Third Quarter 2008 vs. Third Quarter 2007 Summary - Electric margins decreased $13 million, or 3%, primarily due to an estimated $9 million reduction in electric margins from the net impacts of weather conditions and Alliant Energy’s weather hedging activities, an estimated $5 million reduction in electric margins during the third quarter of 2008 due to the loss of retail sales during on-going electric service outages caused by severe flooding in IPL’s service territory in June 2008, $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer peaking season as a result of damage to infrastructure caused by the severe flooding in June 2008, $4 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007 and lower industrial sales volumes at WPL due to the negative impact the slowing economy in the third quarter of 2008 had on WPL’s large industrial customer demand during such period. These items were partially offset by $4 million of purchased power capacity costs at WPL in the third quarter of 2007 related to a contract that ended in December 2007, $2 million of lower purchased power capacity costs at WPL in the third quarter of 2008 from its Kewaunee PPA and $2 million of higher energy conservation revenues at WPL in the third quarter of 2008. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric margins and MWh sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$650.1	$665.0	(2%)	5,816	5,960	(2%)
Commercial	412.3	414.2	--	4,638	4,665	(1%)
Industrial	564.0	565.3	--	9,395	9,510	(1%)

Retail subtotal	1,626.4	1,644.5	(1%)	19,849	20,135	(1%)
Sales for resale:
Wholesale	154.0	136.5	13%	2,834	2,650	7%
Bulk power and other	32.7	29.5	11%	658	1,663	(60%)
Other (includes wheeling)	45.3	42.0	8%	125	126	(1%)

Total revenues/sales	1,858.4	1,852.5	--	23,466	24,574	(5%)

Electric production fuel and
purchased power expense	876.3	855.6	2%

Margins	$982.1	$996.9	(1%)

Nine Months ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Electric margins decreased $15 million, or 1%, primarily due to a $10 million reduction in electric margins from the impact of fuel and purchased power energy cost recoveries at WPL, an estimated $10 million reduction in electric margins during the second and third quarters of 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in June 2008, an estimated $10 million reduction in electric margins from the net impacts of weather conditions and Alliant Energy’s weather hedging activities, $9 million of lower wheeling revenues at IPL largely due to the sale of its electric transmission assets in December 2007, $5 million of incremental purchased power capacity costs at IPL during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer peaking season as a result of damage to infrastructure caused by the severe flooding in June 2008, the impacts of the sale of IPL’s and WPL’s electric distribution properties in Illinois in February 2007 and lower industrial sales volumes at WPL due to the negative impact the slowing economy in the first nine months of 2008 had on WPL’s large industrial customer demand during such period. These items were partially offset by $12 million of purchased power capacity costs at WPL in the first nine months of 2007 related to a contract that ended in December 2007, the impact of annual adjustments to unbilled revenue estimates, $6 million of lower purchased power capacity costs at WPL during the first nine months of 2008 from its Kewaunee PPA and the loss of retail sales during electric service outages caused by the winter storms in IPL’s service territory in the first quarter of 2007.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2008) or decrease (e.g. 2007) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2008	2007

IPL	$3	($2)
WPL	--	(4)

Alliant Energy	$3	($6)

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy’s electric production fuel and purchased power expense increased $21 million, or 2% for the nine months ended Sep. 30, 2008 primarily due to increases in commodity prices. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in both the first nine months of 2008 and the first nine months of 2007 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $6 million and $16 million for the nine months ended Sep. 30, 2008 and 2007, respectively. Refer to “Rates and Regulatory Matters” for information regarding WPL’s retail electric fuel-related rate increase request filed with the PSCW in March 2008 and potential changes to WPL’s retail electric fuel-related cost recovery mechanism.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	($13)	$5	($13)	$6
Gains (losses) from weather derivatives (a)	6	(3)	6	(3)

Net weather impact	($7)	$2	($7)	$3

(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months

	Actual			Actual

CDD (a):	2008	2007	Normal	2008	2007	Normal

Cedar Rapids, Iowa (IPL)	142	262	248	168	351	347
Madison, Wisconsin (WPL)	157	251	191	185	320	261

(a) Actual CDD are calculated using a 70 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August.

Wholesale Sales - Wholesale and retail sales volumes for the nine month period were impacted by IPL’s and WPL’s sales of their respective electric distribution properties in Illinois in February 2007. Prior to these asset sales, electric revenues and MWhs sold to retail customers in Illinois were included in residential, commercial and industrial sales in the electric margin tables. Upon completion of these asset sales, IPL and WPL entered into separate wholesale agreements to continue to provide electric services to their former retail customers in Illinois. Electric revenues and MWhs sold under these wholesale agreements are included in wholesale sales in the electric margin tables. The lower pricing for wholesale customers as compared to retail customers resulted in a decrease to electric margins following the sale of the electric distribution properties in Illinois.

Bulk Power and Other Sales - Bulk power and other revenue changes for the three and nine months ended Sep. 30, 2008 compared to the same periods in 2007 were largely due to changes in revenues from sales in the wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power expense and therefore did not have a significant impact on electric margins.

Utility Gas Margins - Gas margins and dekatherm (Dth) sales for Alliant Energy for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$29.2	$22.9	28%	1,645	1,511	9%
Commercial	24.0	16.1	49%	2,004	1,737	15%
Industrial	9.7	5.1	90%	988	739	34%

Retail subtotal	62.9	44.1	43%	4,637	3,987	16%
Interdepartmental	3.6	7.2	(50%)	509	1,243	(59%)
Transportation/other	7.0	5.0	40%	13,555	14,038	(3%)

Total revenues/sales	73.5	56.3	31%	18,701	19,268	(3%)

Cost of gas sold	46.9	31.7	48%

Margins	$26.6	$24.6	8%

Third Quarter 2008 vs. Third Quarter 2007 Summary - Gas margins increased $2 million, or 8%, primarily due to an increase in weather-normalized retail sales, partially offset by $1 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the third quarter of 2007.

Gas margins and Dth sales for Alliant Energy for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$271.7	$242.5	12%	20,731	19,236	8%
Commercial	167.4	138.3	21%	14,926	13,309	12%
Industrial	34.9	27.2	28%	3,464	3,220	8%

Retail subtotal	474.0	408.0	16%	39,121	35,765	9%
Interdepartmental	7.0	13.8	(49%)	1,244	2,080	(40%)
Transportation/other	22.1	16.8	32%	44,832	43,597	3%

Total revenues/sales	503.1	438.6	15%	85,197	81,442	5%

Cost of gas sold	365.8	304.5	20%

Margins	$137.3	$134.1	2%

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Gas margins increased $3 million, or 2%, primarily due to an estimated $8 million increase in gas margins from the net impacts of weather conditions and Alliant Energy’s weather hedging activities. This item was partially offset by $4 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) for the nine months ended Sep. 30, 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the nine months ended Sep. 30, 2008 had on customer demand during such period.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold increased $15 million, or 48%, and $61 million, or 20%, for the three and nine months ended Sep. 30, 2008, respectively, primarily due to an increase in natural gas prices and an increase in Dths sold to retail customers. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases (decreases) to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	$--	$--	$9	$--
Losses from weather derivatives (a)	--	--	(3)	(2)

Net weather impact	$--	$--	$6	($2)

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and nine months ended Sep. 30 were as follows:

	Three Months			Nine Months

	Actual			Actual

HDD (a):	2008	2007	Normal	2008	2007	Normal

Cedar Rapids, Iowa (IPL)	117	97	147	4,840	4,207	4,148
Madison, Wisconsin (WPL)	105	124	198	4,885	4,384	4,527

(a) Actual HDD are calculated using a 65 degree base. Normal degree days are calculated using a rolling 20-year average.

Alliant Energy utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding weather derivatives entered into by IPL and WPL in the fourth quarter of 2008 to reduce the potential volatility in their margins.

Performance-based Gas Commodity Recovery Program - Effective Nov. 1, 2007, WPL’s gas performance incentive sharing mechanism was terminated and replaced with a modified one-for-one pass through of gas costs. Prior to this change, WPL’s performance-based gas commodity recovery program resulted in gains which increased gas margins by $1 million and $4 million for the three and nine months ended Sep. 30, 2007, respectively.

Refer to “Rates and Regulatory Matters” for discussion of various electric and gas rate filings.

Utility Other Revenues - Other revenues for the utilities increased $15 million for both the three- and nine-month periods primarily due to higher steam revenues at IPL and $4 million of higher third-party commodity sales at IPL during the third quarter of 2008. IPL’s steam revenues increased $11 million and $12 million for the three- and nine-month periods, respectively, largely due to new short-term contracts entered into by IPL and its steam customers which allows IPL to recover incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service due to the severe flooding that occurred in June 2008. The higher steam revenues were more than offset by higher steam generation expenses included in utility other operation and maintenance expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

RMT and WindConnect®	$144.4	$83.7	$325.1	$178.6
Transportation	8.9	8.4	26.6	24.0
Non-regulated Generation	9.1	7.5	22.3	21.0
Other (includes eliminations)	(0.4)	1.7	(0.1)	1.9

	$162.0	$101.3	$373.9	$225.5

The increased RMT and WindConnect® revenues for the three- and nine-month periods were primarily due to revenues earned on several large construction management projects related to wind farms for WindConnect® during the three and nine months ended Sep. 30, 2008. These increased revenues were largely offset by costs from the large construction management projects included in non-regulated operation and maintenance expenses. The growth in demand for the WindConnect® services is impacted by tax credits available to wind farms. The Emergency Economic Stabilization Act of 2008 passed in October 2008 extended this tax credit to wind farms completed prior to Jan. 1, 2010. The increased Non-regulated Generation revenues for the three- and nine-month periods were primarily due to $5 million of revenues generated from demand for temporary generation projects during the third quarter of 2008 as a result of the flooding in Cedar Rapids, Iowa in June 2008. The increased Non-regulated Generation revenues were partially offset by lower revenues generated by NEF due to a change in PPAs effective June 1, 2008. The increased revenues from the temporary generation projects were offset by a comparable increase in costs included in non-regulated operation and maintenance expenses.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense for the utilities increased $26 million and $71 million for the three and nine months ended Sep. 30, 2008, respectively, primarily due to $22 million and $58 million of charges at IPL incurred during the three and nine months ended Sep. 30, 2008, respectively, for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007 and increased electric transmission rates billed to WPL by ATC. The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for discussion of potential material increases in electric transmission service expenses at IPL in 2009 resulting from increased transmission rates proposed by ITC.

Utility Other Operation and Maintenance Expenses - Third Quarter 2008 vs. Third Quarter 2007 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities increased $2 million, due to the following reasons (amounts represent variances between third quarter 2008 and third quarter 2007 in millions):

	Alliant
	Energy	IPL	WPL

Higher steam generation expenses at IPL	$17	$17	$--
Higher electric generation expenses at IPL	4	4	--
Incremental expenses related to severe flooding in 2008,
net of estimated insurance recoveries	5	5	--
Lower short-tem incentive-related compensation expenses	(12)	(7)	(5)
Lower pension and other postretirement benefits expenses	(3)	(2)	(1)
Lower electric transmission expenses at IPL	(3)	(3)	--
Lower electric distribution expenses at WPL	(2)	--	(2)
Other	(4)	(2)	(2)

	$2	$12	($10)

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $9 million, due to the following reasons (amounts represent variances between nine months ended Sep. 30, 2008 and nine months ended Sep. 30, 2007 in millions):

	Alliant
	Energy	IPL	WPL

Higher steam generation expenses at IPL	$20	$20	$--
Incremental expenses related to severe flooding in 2008,
net of estimated insurance recoveries	11	11	--
Higher electric generation expenses at IPL	7	7	--
Higher employee health care costs	4	2	2
Lower pension and other postretirement benefits expenses	(12)	(7)	(5)
Lower short-term incentive-related compensation expenses	(12)	(7)	(5)
Lower electric transmission expenses at IPL	(9)	(9)	--
Incremental expenses at IPL related to winter storms in 2007	(6)	(6)	--
Regulatory-related charge at WPL in 2007	(4)	--	(4)
Lower electric distribution expenses at WPL	(4)	--	(4)
Lower sale of accounts receivable expenses at IPL	(4)	(4)	--
Other	--	(2)	2

	($9)	$5	($14)

Steam generation expenses increased at IPL for the three and nine months ended Sep. 30, 2008, primarily due to incremental leasing and fuel costs incurred during the third quarter of 2008 to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service due to the severe flooding that occurred in June 2008. Electric generation expenses increased at IPL for the three- and nine-month periods primarily due to planned maintenance outages in 2008. The lower short-term incentive-related compensation expenses for the three- and nine-month periods resulted from incentive accruals recorded in the third quarter of 2007 due to improved performance during the third quarter of 2007 against earnings metrics established within the 2007 short-term incentive plan. Pension and other postretirement benefits expenses decreased for the three- and nine-month periods primarily due to a reduction in the amortization of actuarial losses and the impact of higher funding levels of the qualified pension plans at the most recent measurement date of Sep. 30, 2007. The lower electric transmission expenses at IPL for the three- and nine-month periods were primarily due to the sale of its electric transmission assets in December 2007. The lower electric distribution expenses at WPL for the three- and nine-month periods were partially due to the impact of installing advanced metering infrastructure. The lower sale of accounts receivable expenses at IPL for the nine-month period were largely due to IPL’s use of a portion of the proceeds from the sale of its electric transmission assets to reduce its level of accounts receivable sales. Refer to “Severe Midwest Weather” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for discussion of potential material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plans’ assets in 2008.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

RMT and WindConnect®	$131.0	$76.7	$298.8	$165.3
Transportation	4.3	3.9	14.1	11.7
Non-regulated Generation	6.2	0.9	8.4	5.5
Other (includes eliminations)	--	2.4	(2.5)	2.8

	$141.5	$83.9	$318.8	$185.3

The RMT and WindConnect® variances were largely driven by project costs associated with the execution of large construction management projects and higher incentive-related compensation expenses of $1 million and $5 million for the three- and nine-month periods, respectively. The Non-regulated Generation variances were largely driven by $5 million of project costs incurred during the third quarter of 2008 associated with temporary generation projects. The Other expenses variances for the three- and nine-month periods were primarily due to lower incentive-related compensation expenses in 2008. The Other expenses nine-month variance was also due to a gain on the sale of real estate assets in the second quarter of 2008 and increased eliminations of intercompany operating expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $7 million and $16 million for the three- and nine-month periods, respectively, primarily due to $4 million and $12 million of depreciation expense in the three and nine months ended Sep. 30, 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007, the implementation of lower depreciation rates at WPL on July 1, 2008 as a result of a recently completed depreciation study and lower amortization expenses from enterprise resource planning (ERP) software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of utility property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $1 million and $4 million for the three- and nine-month periods, respectively, primarily due to $2 million and $5 million of property tax expense in the three and nine months ended Sep. 30, 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets. Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Third Quarter 2008 vs. Third Quarter 2007 Summary - Alliant Energy’s interest expense increased $1 million due to the following reasons (amounts represent variances between third quarter 2008 and third quarter 2007 in millions):

	Alliant
	Energy	IPL	WPL

Interest expense variances from certain reductions in long-term debt:
IPL’s 6% collateral trust bonds in November 2007	($1)	($1)	$--
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in August 2007	2	--	2

	$1	($1)	$2

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Alliant Energy’s interest expense increased $4 million due to the following reasons (amounts represent variances between nine months ended Sep. 30, 2008 and nine months ended Sep. 30, 2007 in millions; Alliant Energy Neenah, LLC (Neenah)):

	Alliant
	Energy	IPL	WPL

Interest expense variances from certain reductions in long-term debt:
WPL’s 7% debentures in June 2007	($3)	$--	($3)
IPL’s 6% collateral trust bonds in November 2007	(3)	(3)	--
IPL’s 6.875% collateral trust bonds in May 2007	(1)	(1)	--
Resources’ credit facility related to Neenah in March 2007	(1)	--	--
Interest expense variances from certain issuances of long-term debt:
WPL’s 6.375% debentures in August 2007	12	--	12

	$4	($4)	$9

Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of debt issuances by both IPL and WPL in October 2008.

Equity Income from Unconsolidated Investments - Refer to Note 9 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $6 million and $10 million for the three- and nine-month periods, respectively, primarily due to the AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind farm and IPL’s Whispering Willow - East wind farm.

Interest Income and Other - Interest income and other increased $1 million for both the three- and nine-month periods primarily due to increased interest income from higher balances of cash and cash equivalents in 2008 as compared to 2007. The nine-month increase was substantially offset by a $4 million pre-tax gain realized from the sale of an investment in the first quarter of 2007. Refer to Notes 1(d) and 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - The effective income tax rates for Alliant Energy’s continuing operations were 37.3% and 32.8% for the three- and nine-month periods ended Sep. 30, 2008, compared with 35.1% and 35.9%, respectively, for the same periods in 2007. The increased effective tax rate for the three-month period was primarily due to $5 million of income tax benefits recorded in the third quarter of 2007 related to the impact of reaching a settlement with the IRS regarding the audit of the Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2005. This item was partially offset by higher benefits claimed for research and development expenditures and other changes in the impact of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. The decreased effective tax rate for the nine-month period was primarily due to $13 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2006, higher benefits claimed for research and development expenditures and other changes in the impact of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. These items were partially offset by the $5 million of income tax benefits recorded in the third quarter of 2007 related to an audit settlement and a reserve recorded at WPL in the first quarter of 2008 for a tax-related regulatory asset.

Income from Discontinued Operations - Refer to Note 14 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock decreased $17 million primarily due to higher operating expenses and lower electric margins, partially offset by higher AFUDC.

Electric Margins - Electric margins and MWh sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$144.6	$155.2	(7%)	1,138	1,277	(11%)
Commercial	102.8	101.3	1%	1,030	1,053	(2%)
Industrial	130.2	125.3	4%	1,959	1,971	(1%)

Retail subtotal	377.6	381.8	(1%)	4,127	4,301	(4%)
Sales for resale:
Wholesale	6.4	7.0	(9%)	116	118	(2%)
Bulk power and other	(0.4)	5.9	(107%)	19	366	(95%)
Other (includes wheeling)	11.2	10.0	12%	21	23	(9%)

Total revenues/sales	394.8	404.7	(2%)	4,283	4,808	(11%)

Electric production fuel and
purchased power expense	160.4	152.2	5%

Margins	$234.4	$252.5	(7%)

Third Quarter 2008 vs. Third Quarter 2007 Summary - Electric margins decreased $18 million, or 7%, primarily due to an estimated $7 million reduction in electric margins from the net impacts of weather conditions and IPL’s weather hedging activities, an estimated $5 million reduction in electric margins during the third quarter of 2008 due to the loss of retail sales during on-going electric service outages caused by the severe flooding in IPL’s service territory in June 2008, $5 million of incremental purchased power capacity costs during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer peaking season as a result of damage to infrastructure caused by the severe flooding in June 2008 and $4 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric margins and MWh sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$351.2	$357.8	(2%)	3,201	3,256	(2%)
Commercial	244.0	244.2	--	2,912	2,910	--
Industrial	312.3	311.5	--	5,786	5,792	--

Retail subtotal	907.5	913.5	(1%)	11,899	11,958	--
Sales for resale:
Wholesale	17.6	15.9	11%	336	294	14%
Bulk power and other	22.8	20.1	13%	438	977	(55%)
Other (includes wheeling)	25.7	28.3	(9%)	69	71	(3%)

Total revenues/sales	973.6	977.8	--	12,742	13,300	(4%)

Electric production fuel and
purchased power expense	423.4	403.9	5%

Margins	$550.2	$573.9	(4%)

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Electric margins decreased $24 million, or 4%, primarily due to an estimated $10 million reduction in electric margins during the second and third quarters of 2008 due to the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in June 2008, $9 million of lower wheeling revenues resulting from the sale of IPL’s electric transmission assets in December 2007, an estimated $8 million reduction in electric margins from the net impacts of weather conditions and IPL’s weather hedging activities, $5 million of incremental purchased power capacity costs during the third quarter of 2008 for leasing temporary generation to contribute to the reliability of the electric grid in Cedar Rapids, Iowa during the summer peaking season as a result of damage to infrastructure caused by the severe flooding in June 2008 and the impacts of IPL’s sale of its electric distribution properties in Illinois in February 2007. These items were partially offset by the impact of IPL’s annual adjustments to unbilled revenue estimates and the loss of retail sales during electric service outages caused by the winter storms in the first quarter of 2007.

Impacts of Weather Conditions (excluding the impacts of severe flooding and winter storms in IPL’s service territory) - Estimated increases (decreases) to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	($11)	$1	($11)	$2
Gains from weather derivatives (a)	5	--	5	--

Net weather impact	($6)	$1	($6)	$2

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, recoveries of electric fuel and purchased power energy costs, IPL’s sale of its Illinois electric distribution properties in February 2007, IPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions.

Gas Margins - Gas margins and Dth sales for IPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$16.7	$13.1	27%	954	816	17%
Commercial	13.6	9.3	46%	1,172	983	19%
Industrial	8.8	5.0	76%	918	717	28%

Retail subtotal	39.1	27.4	43%	3,044	2,516	21%
Interdepartmental	0.8	0.5	60%	80	85	(6%)
Transportation/other	2.3	2.6	(12%)	8,101	8,251	(2%)

Total revenues/sales	42.2	30.5	38%	11,225	10,852	3%

Cost of gas sold	28.2	17.2	64%

Margins	$14.0	$13.3	5%

Gas margins and Dth sales for IPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$157.2	$140.6	12%	12,202	11,244	9%
Commercial	97.0	79.5	22%	8,629	7,535	15%
Industrial	27.1	21.4	27%	2,723	2,595	5%

Retail subtotal	281.3	241.5	16%	23,554	21,374	10%
Interdepartmental	2.1	1.7	24%	196	215	(9%)
Transportation/other	9.5	8.9	7%	26,770	25,104	7%

Total revenues/sales	292.9	252.1	16%	50,520	46,693	8%

Cost of gas sold	220.1	182.2	21%

Margins	$72.8	$69.9	4%

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Gas margins increased $3 million, or 4%, primarily due to an estimated $4 million increase in gas margins from the net impacts of weather conditions and IPL’s weather hedging activities. This item was partially offset by a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the nine months ended Sep. 30, 2008 had on customer demand during such period.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	$--	$--	$6	$1
Losses from weather derivatives (a)	--	--	(2)	(1)

Net weather impact	$--	$--	$4	$--

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding weather derivatives entered into by IPL in the fourth quarter of 2008 to reduce the potential volatility in its margins from Nov. 1, 2008 through March 31, 2009.

Steam and Other Revenues - Steam and other revenues increased $14 million for both the three- and nine-month periods primarily due to higher steam revenues and $4 million of higher third-party commodity sales during the third quarter of 2008. IPL’s steam revenues increased $11 million and $12 million for the three- and nine-month periods, respectively, largely due to new contracts entered into by IPL and its steam customers which allows IPL to recover incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service due to the severe flooding that occurred in June 2008. The higher steam revenues were more than offset by higher steam generation expenses included in other operation and maintenance expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric Transmission Service Expense - Electric transmission service expense increased $23 million and $61 million for the three- and nine-month periods, respectively, primarily due to $22 million and $58 million of charges incurred during the three and nine months ended Sep. 30, 2008, respectively, for transmission services provided by ITC following the sale of IPL’s electric transmission assets to ITC in December 2007. The electric transmission-related charges from ITC were partially offset by electric transmission-related operating expenses incurred in 2007 including operation and maintenance expenses, depreciation and amortization expenses and taxes other than income taxes, as well as the positive impacts on earnings from the application of the sale proceeds. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges for 2009” for discussion of potential material increases in electric transmission service expenses in 2009 resulting from increased transmission rates proposed by ITC.

Other Operation and Maintenance Expenses - Third Quarter 2008 vs. Third Quarter 2007 Summary - Other operation and maintenance expenses increased $12 million largely due to costs incurred during the third quarter of 2008 for recovery efforts related to the severe flooding in IPL’s service territory that occurred in June 2008, including $17 million of higher steam generation expenses largely due to incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service and $5 million of other incremental expenses, net of estimated insurance recoveries. The increase was also due to $4 million of higher electric generation expenses primarily due to planned maintenance outages in the third quarter of 2008. These items were partially offset by $7 million of lower short-term incentive-related compensation expenses, $3 million of lower electric transmission expenses and $2 million of lower pension and other postretirement benefits expenses. Refer to “Severe Midwest Weather” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for discussion of potential material increases in pension and other postretirement benefits expenses in 2009 resulting from decreases in retirement plan assets in 2008.

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Other operation and maintenance expenses increased $5 million largely due to costs incurred during the second and third quarters of 2008 for recovery efforts related to the severe flooding in IPL’s service territory that occurred in June 2008, including $20 million of higher steam generation expenses largely due to incremental leasing and fuel costs incurred to resume steam production and service in Cedar Rapids, Iowa while its Prairie Creek and Sixth Street Generating Stations are out of service and $11 million of other incremental expenses, net of estimated insurance recoveries. The increase was also impacted by $7 million of higher electric generation expenses primarily due to planned maintenance outages in 2008 and $2 million of higher employee health care costs. These items were partially offset by $9 million of lower electric transmission expenses, $7 million of lower pension and other postretirement benefits expenses, $7 million of lower short-term incentive-related compensation expenses, $6 million of incremental expenses associated with the winter storms in the first quarter of 2007 and $4 million of lower sales of accounts receivable expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $3 million and $10 million for the three and nine months ended Sep. 30, 2008, primarily due to $4 million and $12 million of depreciation expense for the three and nine months ended Sep. 30, 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007 and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007. These items were partially offset by additional depreciation expense from the impact of property additions.

Taxes Other than Income Taxes - Taxes other than income taxes decreased $1 million and $5 million for the three and nine months ended Sep. 30, 2008, respectively, primarily due to $2 million and $5 million of property tax expense in the three and nine months ended Sep. 30, 2007, respectively, related to IPL’s electric transmission assets that were sold in December 2007.

Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Assets Sale” for discussion of the estimated impact on future operations of IPL’s sale of its electric transmission assets.

Interest Expense - Interest expense decreased $1 million and $4 million for the three- and nine-month periods, respectively, primarily due to long-term debt retirements in 2007. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s issuance of $250 million of 7.25% senior debentures in October 2008.

AFUDC - AFUDC increased $4 million for both the three- and nine-month periods, respectively, primarily due to AFUDC recognized in the third quarter of 2008 related to the construction of the Whispering Willow - East wind farm.

Income Taxes - The effective income tax rates were 33.7% and 29.4% for the three- and nine-month periods ended Sep. 30, 2008, compared with 35.1% and 35.9%, respectively, for the same periods in 2007. The decreased effective tax rates for both the three- and nine-month periods were due to higher benefits claimed for research and development expenditures and other changes in the impact of property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles. The decreased effective tax rate for the nine-month period was also due to $8 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 through 2006. The decreased effective tax rates for both the three- and nine-month periods were partially offset by $4 million of income tax benefits recorded in the third quarter of 2007 related to the impact of reaching a settlement with the IRS regarding the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 1999 through 2001 and recording known adjustments for tax returns for the calendar years 2002 through 2005.

WPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock increased $12 million primarily due to lower operating expenses and higher electric margins and AFUDC. These items were partially offset by higher interest expense.

Electric Margins - Electric margins and MWh sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$110.0	$119.7	(8%)	937	1,023	(8%)
Commercial	62.7	64.6	(3%)	621	639	(3%)
Industrial	92.5	92.2	--	1,244	1,296	(4%)

Retail subtotal	265.2	276.5	(4%)	2,802	2,958	(5%)
Sales for resale:
Wholesale	46.7	48.8	(4%)	894	849	5%
Bulk power and other	(1.1)	(0.3)	267%	47	168	(72%)
Other	8.4	3.8	121%	17	17	--

Total revenues/sales	319.2	328.8	(3%)	3,760	3,992	(6%)

Electric production fuel and
purchased power expense	156.8	171.4	(9%)

Margins	$162.4	$157.4	3%

Third Quarter 2008 vs. Third Quarter 2007 Summary - Electric margins increased $5 million, or 3%, primarily due to $4 million of purchased power capacity costs in the third quarter of 2007 related to a contract that ended in December 2007, $2 million of lower purchased power capacity costs in the third quarter of 2008 from the Kewaunee PPA and $2 million of higher energy conservation revenues in the third quarter of 2008. These items were partially offset by an estimated $2 million reduction in electric margins from the net impacts of weather conditions and WPL’s weather hedging activities and lower industrial sales volumes due to the negative impact the slowing economy in the third quarter of 2008 had on WPL’s large industrial customer demand during such period.

Electric margins and MWh sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$298.9	$307.2	(3%)	2,615	2,704	(3%)
Commercial	168.3	170.0	(1%)	1,726	1,755	(2%)
Industrial	251.7	253.8	(1%)	3,609	3,718	(3%)

Retail subtotal	718.9	731.0	(2%)	7,950	8,177	(3%)
Sales for resale:
Wholesale	136.4	120.6	13%	2,498	2,356	6%
Bulk power and other	9.9	9.4	5%	220	686	(68%)
Other	19.6	13.7	43%	56	55	2%

Total revenues/sales	884.8	874.7	1%	10,724	11,274	(5%)

Electric production fuel and
purchased power expense	452.9	451.7	--

Margins	$431.9	$423.0	2%

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Electric margins increased $9 million, or 2%, primarily due to $12 million of purchased power capacity costs for the nine-month period in 2007 related to a contract that ended in December 2007, $6 million of lower purchased power capacity costs during the nine months ended Sep. 30, 2008 from the Kewaunee PPA and the impact of WPL’s annual adjustments to unbilled revenue estimates. These items were partially offset by a $10 million reduction in electric margins from the impact of fuel and purchased power energy cost recoveries, the impacts of the sale of WPL’s electric distribution properties in Illinois in February 2007 and lower industrial sales volumes due to the negative impact the slowing economy in the first nine months of 2008 had on WPL’s large industrial customer demand during such period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	($2)	$4	($2)	$4
Gains (losses) from weather derivatives (a)	1	(3)	1	(3)

Net weather impact	($1)	$1	($1)	$1

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s sale of its Illinois electric distribution properties in February 2007, WPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions.

Gas Margins - Gas margins and Dth sales for WPL for the three months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$12.5	$9.8	28%	691	695	(1%)
Commercial	10.4	6.8	53%	832	754	10%
Industrial	0.9	0.1	800%	70	22	218%

Retail subtotal	23.8	16.7	43%	1,593	1,471	8%
Interdepartmental	2.8	6.7	(58%)	429	1,158	(63%)
Transportation/other	4.7	2.4	96%	5,454	5,787	(6%)

Total revenues/sales	31.3	25.8	21%	7,476	8,416	(11%)

Cost of gas sold	18.7	14.5	29%

Margins	$12.6	$11.3	12%

Third Quarter 2008 vs. Third Quarter 2007 Summary - Gas margins increased $1 million, or 12%, primarily due to an increase in weather-normalized retail sales, partially offset by $1 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the third quarter of 2007.

Gas margins and Dth sales for WPL for the nine months ended Sep. 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2008	2007	Change	2008	2007	Change

Residential	$114.5	$101.9	12%	8,529	7,992	7%
Commercial	70.4	58.8	20%	6,297	5,774	9%
Industrial	7.8	5.8	34%	741	625	19%

Retail subtotal	192.7	166.5	16%	15,567	14,391	8%
Interdepartmental	4.9	12.1	(60%)	1,048	1,865	(44%)
Transportation/other	12.6	7.9	59%	18,062	18,493	(2%)

Total revenues/sales	210.2	186.5	13%	34,677	34,749	--

Cost of gas sold	145.7	122.3	19%

Margins	$64.5	$64.2	--

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Gas margins were unchanged, as an estimated $4 million increase in gas margins from the net impacts of weather conditions and WPL’s weather hedging activities was offset by $4 million of gains from WPL’s performance-based gas commodity cost recovery program (benefits were allocated between ratepayers and WPL) in the first nine months of 2007 and a decrease in weather-normalized retail sales largely due to the negative impacts high natural gas prices and the slowing economy in the nine-month period of 2008 had on customer demand during such period.

Impacts of Weather Conditions - Estimated increases (decreases) to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and nine months ended Sep. 30 were as follows (in millions):

	Three Months		Nine Months

	2008	2007	2008	2007

Weather impacts on demand compared to normal weather	$--	$--	$3	($1)
Losses from weather derivatives (a)	--	--	(1)	(1)

Net weather impact	$--	$--	$2	($2)

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and WPL’s performance-based gas commodity recovery program. Refer to “Rates and Regulatory Matters” for discussion of WPL’s electric and gas rate filings. Refer to Note 11(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding weather derivatives entered into by WPL in the fourth quarter of 2008 to reduce the potential volatility in its margins from Nov. 1, 2008 through Dec. 31, 2008.

Electric Transmission Service Expense - Electric transmission service expense increased $4 million and $10 million for the three- and nine-month periods, respectively, largely due to increased transmission rates billed to WPL by ATC.

Other Operation and Maintenance Expenses - Third Quarter 2008 vs. Third Quarter 2007 Summary - Other operation and maintenance expenses decreased $10 million primarily due to $5 million of lower short-term incentive-related compensation expenses, $2 million of lower electric distribution expenses largely due to the impact of installing advanced metering infrastructure, $1 million of lower pension and other postretirement benefits expenses and decreases in other administrative and general expenses. Refer to “Other Matters - Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for discussion of potential material increases in 2009 resulting from decreases in retirement plan assets in 2008.

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 Summary - Other operation and maintenance expenses decreased $14 million primarily due to $5 million of lower pension and other postretirement benefits expenses, $5 million of lower short-term incentive-related compensation expenses, $4 million of lower electric distribution expenses partially due to the impact of installing advanced metering infrastructure and a $4 million regulatory-related charge in the first quarter of 2007. These items were partially offset by $2 million of higher employee health care costs and increases in other administrative and general expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses decreased $4 million and $5 million for the three and nine months ended Sep. 30, 2008, respectively, primarily due to the implementation of lower depreciation rates on July 1, 2008 as a result of a recently completed depreciation study and lower amortization expenses from ERP software that became fully amortized in the third quarter of 2007.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $2 million and $9 million for the three- and nine-month periods, respectively, primarily due to the impact of WPL’s 6.375% debentures issued in the third quarter of 2007. The nine-month increase was partially offset by the impact of WPL’s 7% debentures retired in the second quarter of 2007. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of WPL’s issuance of $250 million of 7.60% debentures in October 2008.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments increased $2 million and $4 million for the three- and nine-month periods, respectively, primarily due to higher equity income from ATC.

AFUDC - AFUDC increased $3 million and $6 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind farm.

Income Taxes - The effective income tax rates were 36.8% and 36.5% for the three- and nine-month periods ended Sep. 30, 2008, compared with 35.2% and 35.0%, respectively, for the same periods in 2007. The increased effective tax rate for the nine-month period was primarily due to higher state income taxes and a reserve recorded in the first quarter of 2008 for a tax-related regulatory asset.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Liquidity Position - At Sep. 30, 2008, Alliant Energy and its subsidiaries had $379 million of cash and cash equivalents and $582 million of available capacity under their revolving credit facilities. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at Sep. 30, 2008 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL

Common equity	$2,813.1	60.3%	$1,198.4	55.7%	$1,204.5	62.7%
Preferred equity	243.8	5.2%	183.8	8.5%	60.0	3.1%
Long-term debt (incl. current maturities)	1,541.9	33.0%	762.9	35.4%	597.0	31.1%
Short-term debt	67.9	1.5%	8.8	0.4%	59.1	3.1%

	$4,666.7	100.0%	$2,153.9	100.0%	$1,920.6	100.0%

Severe Midwest Weather Impacts - Alliant Energy and IPL do not believe additional expenditures for restoration activities and loss of revenues from service disruptions associated with the severe flooding in June 2008 will have a significant impact on their liquidity given their current liquidity positions and various cost recovery mechanisms available including anticipated proceeds from Alliant Energy's property insurance policy. Refer to “Severe Midwest Weather - Insurance Coverage” for additional details of Alliant Energy’s property insurance policy.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended Sep. 30 was as follows (in millions):

	Alliant Energy		IPL		WPL

Cash flows from (used for):	2008	2007	2008	2007	2008	2007

Operating activities	$401.3	$377.9	$159.2	$183.6	$212.3	$208.4
Investing activities	(608.7)	(241.6)	(349.0)	(216.9)	(247.7)	(114.0)
Financing activities	(158.8)	(294.2)	151.1	33.5	36.7	(93.7)

Operating Activities -

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 - Alliant Energy’s cash flows from operating activities increased $23 million primarily due to changes in the level of accounts receivable sold at IPL and lower payments for purchased power capacity costs at WPL. These items were partially offset by the return of $49 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 as a result of declines in the values of derivative liabilities at IPL and WPL during such period, higher income tax payments including payments in 2008 to finalize its U.S. federal income tax audits for calendar years 2002 through 2004 and incremental operating expenditures due to the severe flooding in IPL’s service territory in June 2008.

IPL’s cash flows from operating activities decreased $24 million primarily due to higher affiliate payments to Corporate Services, the return of $27 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 and incremental operating expenditures due to the severe flooding in June 2008. These items were partially offset by changes in the level of accounts receivable sold and lower income tax payments.

WPL’s cash flows from operating activities increased $4 million primarily due to lower income tax payments and lower payments for purchased power capacity costs. These items were substantially offset by the return of $22 million of collateral payments from counterparties of derivative contracts in the first quarter of 2007 and higher affiliate payments to Corporate Services.

IPL’s Accounts Receivable Sale Program - Refer to Note 4 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information on IPL’s accounts receivable sale program.

Investing Activities -

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 - Alliant Energy’s cash flows used for investing activities increased $367 million primarily due to higher construction expenditures including expenditures for IPL’s Whispering Willow - East and WPL’s Cedar Ridge wind farms during the first nine months of 2008, $66 million of net proceeds from the sale of Alliant Energy’s Mexico business in the second quarter of 2007 and $52 million of net proceeds from the sale of IPL’s and WPL’s Illinois properties in the first quarter of 2007. These items were partially offset by $24 million of expenditures for emission allowances at IPL in the first quarter of 2007.

IPL’s cash flows used for investing activities increased $132 million primarily due to higher construction expenditures including expenditures for its Whispering Willow - East wind farm during the first nine months of 2008 and $28 million of net proceeds from the sale of its Illinois properties in the first quarter of 2007. These items were partially offset by $24 million of expenditures for emission allowances in the first quarter of 2007.

WPL’s cash flows used for investing activities increased $134 million primarily due to higher construction expenditures including expenditures for its Cedar Ridge wind farm during the first nine months of 2008 and $24 million of net proceeds from the sale of its Illinois properties in the first quarter of 2007.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2008, 2009 and 2010 as follows (in millions):

	Alliant Energy			IPL			WPL

Utility business (a):	2008	2009	2010	2008	2009	2010	2008	2009	2010

Generation - new facilities:
IPL Coal - Sutherland #4	$20	$345	$340	$20	$345	$340	$--	$--	$--
IPL Wind - Whispering Willow - East	180	240	10	180	240	10	--	--	--
WPL Coal - Nelson Dewey #3	15	300	470	--	--	--	15	300	470
WPL Wind - Bent Tree	25	150	290	--	--	--	25	150	290
WPL Wind - Cedar Ridge	125	--	--	--	--	--	125	--	--
WPL Wind – Other	10	35	155	--	--	--	10	35	155
WPL Gas - NEF (b)	--	--	--	--	--	--	--	95	--

Total generation – new facilities	375	1,070	1,265	200	585	350	175	580	915
Environmental	140	215	390	100	140	140	40	75	250
Advanced metering infrastructure	30	55	55	--	5	50	30	50	5
Other utility capital expenditures	475	375	375	275	200	210	200	175	165

Total utility business	1,020	1,715	2,085	$575	$930	$750	$445	$880	$1,335

Non-regulated businesses	15	10	10

	$1,035	$1,725	$2,095

(a) Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.

(b)	WPL currently plans to purchase NEF from Resources effective June 1, 2009.

The changes in anticipated construction and acquisition expenditures from estimates disclosed in early 2008 are primarily due to more certainty regarding the amount and timing of wind farm expenditures following the execution of a master supply agreement for the purchase of wind turbine generator sets and related equipment in the second quarter of 2008. The changes also reflect updated information regarding the amounts and timing of anticipated expenditures for environmental and other new generating facility projects as well as incremental capital expenditures for restoration activities associated with the severe flooding in June 2008. Refer to “Environmental - Air Quality - Compliance Costs” for details on Alliant Energy’s, IPL’s and WPL’s current estimated environmental capital expenditures related to their multi-emissions compliance plans.

Financing Activities -

Nine Months Ended Sep. 30, 2008 vs. Nine Months Ended Sep. 30, 2007 - Alliant Energy’s cash flows used for financing activities decreased $135 million primarily due to $295 million of common stock repurchases under Alliant Energy’s common stock repurchase program during the first nine months of 2007. This item was partially offset by changes in the amount of debt issued and retired and $33 million of proceeds received from stock options exercised during the first nine months of 2007.

IPL’s cash flows from financing activities increased $118 million primarily due to $100 million of higher capital contributions from its parent, Alliant Energy, during the first nine months of 2008 compared to the same period in 2007, long-term debt retirements in the first half of 2007 and lower common stock dividends. These items were partially offset by changes in the amount of short-term borrowings outstanding.

WPL’s cash flows used for financing activities decreased $130 million primarily due to lower common stock dividends, the retirement of WPL’s 7% debentures in June 2007, a $100 million capital contribution from its parent, Alliant Energy, in the third quarter of 2008 and changes in the amount of commercial paper outstanding. These items were partially offset by the issuance of WPL’s 6.375% debentures in August 2007.

State Regulatory Financing Authorization - In April 2008, WPL received authorization from the PSCW to issue up to $100 million of unsecured indebtedness in 2008 with terms not to exceed 21 years, among other conditions. In September 2008, WPL received authorization from the PSCW to issue up to $350 million of unsecured indebtedness through March 31, 2009 with terms not to exceed 31 years, among other conditions. The September 2008 authorization replaces the authorization granted in April 2008. As of Oct. 31, 2008, WPL had $100 million remaining under the authorization issued by the PSCW in September 2008.

Shelf Registrations - In the third quarter of 2008, IPL and WPL filed shelf registration statements with the SEC. IPL’s shelf registration became effective in August 2008 and provides IPL flexibility to offer up to an aggregate of $500 million of its preferred stock and unsecured debt securities from August 2008 through August 2011. This shelf registration replaces IPL’s $250 million shelf registration that became effective in September 2006. WPL’s shelf registration became effective in August 2008 and provides WPL flexibility to offer up to an aggregate of $450 million of its preferred stock and unsecured debt securities from August 2008 through August 2011. Alliant Energy’s current shelf registration will expire in December 2008. As of Oct. 31, 2008, Alliant Energy, IPL and WPL had $208 million, $250 million and $200 million, respectively, remaining available under their shelf registrations.

Common Stock Dividends - Refer to Note 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s common stock dividend payments.

Common Stock Issuances - Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances, primarily under its equity incentive plans for employees, and capital contributions made by Alliant Energy to both IPL and WPL during 2008.

Short- and Long-term Debt - Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt including details of long-term debt issuances by both IPL and WPL in October 2008.

In September 2008, Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008, from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture related to its Exchangeable Senior Notes due 2030 (Notes). The alleged default relates to a provision of the Indenture that provides if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must assume Resource’s obligations under the Notes and Indenture. Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that default has occurred under the Indenture and plans to defend themselves against such allegations. If Alliant Energy’s and Resources’ interpretation of the Indenture is determined to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the notice of default was received by Resources, an event of default will have occurred under the Indenture.

If an event of default occurs under the Indenture, the Trustee or holders of at least 25% in aggregate principal amount of the Notes could declare the $402.5 million aggregate principal amount of the Notes, plus accrued interest, immediately due and payable by Resources or Alliant Energy, as guarantor.

Alliant Energy’s credit agreement contains a cross default provision that is triggered if a domestic majority-owned subsidiary of Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under the credit agreement occurs, the lenders could terminate such agreement. At Sep. 30, 2008, Alliant Energy did not have any borrowings outstanding under its credit agreement. In addition, IPL’s sale of accounts receivable program agreement contains a cross default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sale of accounts receivable program agreement occurs, the counterparty could terminate such agreement. At Sep. 30, 2008, IPL had sold in the aggregate $150 million of accounts receivable. A default by either Alliant Energy or Resources would not trigger a cross default event for either IPL or WPL under their respective credit agreements. Refer to Note 12(h) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the alleged default by Resources under the Indenture related to its Notes.

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

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except for the items described in Notes 8, 12(a) and 12(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.” In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. As of Sep. 30, 2008, minimum future commitments for capital purchase obligations related to this agreement based on currency exchange rates, steel prices and diesel fuel prices at Sep. 30, 2008 were as follows (in millions). Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for further discussion of potential impacts of changes in currency exchange rates, steel prices and diesel fuel prices on the minimum future commitments related to this agreement.

	Fourth Quarter
	of 2008	2009	2010	2011	Total

IPL	$26	$157	$3	$--	$186
WPL	--	136	306	45	487

Alliant Energy	$26	$293	$309	$45	$673

Environmental - A summary of Alliant Energy’s environmental matters is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Air Quality - Compliance Costs - IPL’s and WPL’s current estimated capital expenditures required to implement their multi-emissions compliance plans are as follows (Selective catalytic reduction (SCR); dollars in millions):

Emissions	Primary	Current Estimated Capital Expenditures

Controlled	Technology (a)	2008	2009	2010	2011 - 2018	Total

IPL:
Mercury (b)	Baghouse/Carbon Injection	$20	$90	$125	$135-$165	$370-$400
NOx (b)	SCR	80	50	15	180-200	325-345
SO2 (c)	Scrubber	--	--	--	335-385	335-385

		100	140	140	650-750	1,030-1,130

WPL:
Mercury (d)	Baghouse/Carbon Injection	10	45	115	355-400	525-570
NOx	SCR	25	5	60	155-180	245-270
SO2 (d)	Scrubber	5	25	75	140-170	245-275

		40	75	250	650-750	1,015-1,115

Alliant Energy		$140	$215	$390	$1,300-$1,500	$2,045-$2,245

(a)

Baghouse / Carbon Injection is a post-combustion process that injects carbon particles into the stream of gases leaving the generating facility boiler to facilitate the capture of mercury in filters or bags. A baghouse / carbon injection process can remove more than 85% of mercury emissions.

SCR is a post-combustion process that injects ammonia or urea into the stream of gases leaving the generating facility boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion enabling NOx emissions reductions of up to 90%.

Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the generating facility boiler to remove SO2 and capture it in a solid or liquid waste by-product. A scrubber typically removes more than 90% of the SO2 emissions regardless of generating facility boiler type or design.

(b)

In the second quarter of 2008, IPL announced plans to install air pollution controls to reduce NOx and mercury emissions at the Lansing Generating Station (Lansing) Unit 4. The air pollution controls to reduce NOx emissions at Lansing Unit 4 were included in IPL’s Amended Emissions Plan and Budget approved by the IUB in November 2007. The air pollution controls to reduce mercury emissions at Lansing Unit 4 were included in IPL’s Emissions Plan and Budget approved by the IUB in October 2008. Capital expenditures for the Lansing Unit 4 air pollution controls are currently estimated to be $165 million ($95 million for controls to reduce NOx and $70 million for controls to reduce mercury) and are included in the above estimates for Alliant Energy’s and IPL’s multi-emissions compliance plans.

(c)

IPL anticipates having sufficient SO2 emission allowances from its current bank of allowances, those SO2 emission allowances expected to be granted by the EPA in the future and those SO2 emission allowances expected to be purchased in the future under forward contracts to meet SO2 emission standards for its current and proposed electric generating facilities under the current Acid Rain Program regulations. IPL will closely monitor the developments of CAIR and continue to review its multi-emissions compliance plan with its regulators to determine if the installation of scrubbers is required at any of IPL’s electric generating facilities in the future.

(d)

In the second quarter of 2007, WPL filed a construction application with the PSCW to install air pollution controls to reduce SO2 and mercury emissions at the two existing units at Nelson Dewey. Capital expenditures for the Nelson Dewey air pollution controls are currently estimated to be $200 million ($80 million for controls to reduce SO2 and $120 million for controls to reduce mercury) and are included in the above estimates for Alliant Energy’s and WPL’s multi-emissions compliance plans.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant specific costs of air pollution control technologies and air quality rules. In addition, the selection and timing of installation of air pollution controls for compliance may change as a result of these and other considerations.

CAIR - In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAIR in its entirety and remanded the rule to the EPA for reconsideration. In September 2008, the EPA and other affected parties filed four petitions requesting the D.C. Circuit Court review this decision, including a request that CAIR be remanded to the EPA for reconsideration and not vacated in its entirety. In October 2008, the D.C. Circuit Court requested the petitioners to file briefs as to whether any party is seeking vacatur of CAIR and whether the court should stay its mandate until EPA promulgates a revised rule.

CAIR was issued by the EPA in 2005 to reduce emissions of SO2 and NOx from electric generating units with greater than 25 MW of capacity. CAIR established new SO2 and NOx (both annual and ozone season) emission caps that were scheduled to begin in 2010 and 2009, respectively, with further reductions in SO2 and NOx emission caps effective in 2015. The court ruling in July 2008 also vacated the CAIR regional cap and trade programs for SO2 and NOx, which has significantly decreased the value of emission allowances obtained for future compliance with these CAIR emission reduction standards. Refer to “Other Matters - Other Future Considerations - Emission Allowances” for additional discussion of potential future financial impacts related to recent decreases in emission allowance values. The court ruling in July 2008 did not impact other air quality regulations of the EPA which currently remain in effect including the Acid Rain Program regulations, which utilize a cap and trade program to reduce SO2 emissions. The ruling also does not impact the regulatory requirements for Reasonable Available Control Technology to reduce NOx emissions imposed in the Wisconsin counties that are currently non-attainment areas under the national ambient air quality standard for ozone. The EPA’s response to this court decision and associated implications to IPL and WPL are uncertain at this time. There are also uncertainties regarding the applicability of state regulations that were adopted to implement CAIR and state responses in the interim until the uncertainties are resolved. IPL and WPL are currently unable to predict the final outcome of the recent court ruling, but expect that capital investments and/or modifications resulting from the reconsidered air quality rules that address SO2 and NOx emissions could be significant.

The court ruling in July 2008 will also have an indirect impact on the Clean Air Visibility Rule (CAVR) issued by the EPA in 2005. CAVR requires states, including Iowa and Wisconsin, to develop and implement state implementation plans (SIPs) to address visibility impairment in designated national parks and wilderness areas across the country with a national goal of no impairment by 2064. Electric generating facility emissions of primary concern for visibility impairment include SO2, NOx and particulate matter. Affected states were required to submit a CAVR SIP to the EPA by December 2007 that included Best Available Retrofit Technology (BART) air pollution controls and other additional measures needed for reducing state contributions to regional haze. There are pending obligations under the EPA’s CAVR to complete BART determinations that would evaluate control options to reduce these emissions at certain WPL and IPL units that were in existence on Aug. 7, 1977 and began operation after Aug. 7, 1962. The EPA allowed for BART obligations for SO2 and NOx emissions to be fulfilled by the CAIR program and this compliance approach was adopted by both Iowa and Wisconsin. As a result of the court ruling to vacate CAIR, there are uncertainties in the applicability of and compliance outcomes of BART compliance approaches that will be revised for inclusion in Wisconsin and Iowa CAVR SIP submittals. Alliant Energy is unable to predict the impact that CAVR might have on the operations of its existing coal-fired generating facilities until Iowa and Wisconsin have received final EPA approvals of CAVR SIP submittals, which is currently expected in 2009.

Until CAIR is resolved in the courts or with further action by the EPA, Alliant Energy plans to continue to implement its current multi-emissions compliance plan. Alliant Energy will closely monitor the future developments of this court case and continue to review its multi-emissions compliance plans with regulators to determine if any changes are required to its current plans.

Clean Air Mercury Rule (CAMR) - In March 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAMR to the EPA for reconsideration. Subsequently, the EPA and industry intervenors filed a petition asking the U.S. Court of Appeals to re-hear this decision. In May 2008, the U.S. Court of Appeals denied this petition. In October 2008, the EPA petitioned the U.S. Supreme Court to review the D.C. Circuit Court’s decision. If the D.C. Circuit Court’s decision and vacatur of CAMR is upheld, EPA will have to reissue federal mercury regulations for coal-fired electric generating units. The EPA’s revised federal mercury rules and associated implications to IPL and WPL are uncertain at this time. In June 2008, the Iowa DNR issued a letter to IPL indicating the agency’s intent to undertake a rulemaking to remove provisions from the Iowa Administrative Code (IAC) that were adopted to implement the federal CAMR and indicating that affected electric generating units are not obligated to meet compliance requirements during the interim period until these IAC rules are officially repealed. Wisconsin proposed rules to implement the federal CAMR were pending adoption, and the Wisconsin DNR has subsequently issued a revised state-only mercury rule that was adopted by the Natural Resources Board in June 2008 and approved by the Wisconsin legislature in October 2008. IPL and WPL are currently unable to predict the final outcome of federal mercury emission regulations, but expect that capital investments and/or modifications resulting from mercury emission regulations could still be significant.

Wisconsin State Mercury Rule - In March 2008, the Wisconsin DNR issued a mercury public health and welfare finding and related notice of proposed revisions to Wisconsin’s current state mercury rule. The current and revised rules apply to coal-fired generating units with greater than 25 MW of capacity. Under the revised rule, WPL must reduce mercury emissions by 40% by Jan. 1, 2010 from a baseline established in the current state mercury rule. In addition, large coal-fired electric generating units with greater than 150 MW of capacity must either achieve a 90% mercury emissions reduction standard by Jan. 1, 2015 or choose a multi-pollutant alternative that requires the affected facilities to achieve NOx and SO2 reductions beyond those currently required by federal and state regulations. If the multi-pollutant approach is elected, an additional six years is allowed to achieve the 90% mercury emission reduction standard for the affected facilities. Other coal-fired electric generating units between 25 MW and 150 MW of capacity must install Best Available Control Technology by Jan. 1, 2015 to reduce mercury emissions. The Wisconsin mercury rule revisions were adopted by the Natural Resources Board in June 2008 and approved by the Wisconsin legislature in October 2008. The revised Wisconsin mercury rule is anticipated to be effective by Jan. 1, 2009. WPL continues to evaluate the impact of these rule revisions and believes its current multi-emissions compliance plan includes sufficient controls to achieve compliance.

Ozone National Ambient Air Quality Standards - In March 2008, the EPA announced reductions in the primary standard for 8-hour ozone to a level of 0.075 parts per million (ppm) from the existing standard of 0.08 ppm. The EPA’s final designations of non-attainment areas for this new ozone standard are to be issued in 2010 with SIPs required in 2013. Alliant Energy is currently unable to predict the potential impact of this new ozone standard on its operations. Depending on the level and location of non-attainment areas, Alliant Energy may be subject to additional NOx emissions reduction requirements to meet the new ozone standard. Alliant Energy continues to monitor regulatory developments related to the new ozone standard issuance and the associated uncertainties to its current multi-emissions compliance plan.

Fine Particle National Ambient Air Quality Standard Rule - The EPA lowered the 24-hour fine particle primary National Ambient Air Quality Standard (PM2.5 NAAQS) from 65 micrograms per cubic meter (ug/m3) to 35 ug/m3 in 2006. In August 2008, the EPA announced proposed responses to state recommendations for non-attainment designations with the PM2.5 NAAQS. The possible affected areas in Iowa include Scott and Muscatine Counties. The possible affected areas in Wisconsin include Brown, Dane, Columbia, Milwaukee, Racine and Waukesha Counties. The EPA’s final designations of non-attainment areas for the PM2.5 NAAQS are expected to be issued in December 2008 with SIPs required in 2012. Alliant Energy is currently unable to predict the potential impact of these non-attainment designations on its operations. Depending on the level and location of non-attainment areas, Alliant Energy may be subject to additional emission reduction requirements to meet the revised PM2.5 NAAQS. Alliant Energy continues to monitor regulatory developments related to the PM2.5 NAAQS non-attainment designation, issuance of PM2.5 NAAQS SIPs, and the associated uncertainties to its current multi-emissions compliance plan.

GHG Emissions - Refer to “Strategic Overview” for information regarding IPL’s and WPL’s proposed plans to reduce GHG emissions announced earlier this year.

Water Quality -

Hydroelectric Fish Passages and Fish Protective Devices - In March 2008, FERC approved a request to extend the deadlines to complete the construction and installation of a fish protective device to the end of 2008, and the design, construction and installation of fish passages to the end of 2012, for one of WPL’s hydroelectric generating facilities.

Land and Solid Waste -

MGP Sites - Refer to Note 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

Missouri Electric Works Legal Action - In 2005, IPL was served with a lawsuit filed by the EPA against 10 named defendants to recover costs incurred for investigation and remediation of the Missouri Electric Works, Inc. (MEW) site in Cape Girardeau, Missouri. IPL had previously been served a complaint in 2000, filed by the MEW Site Trust Fund, the potentially responsible party (PRP) group involved. In May 2007, in deciding IPL’s motion for summary judgment, the U.S. District Court for the Eastern District of Missouri agreed with IPL’s long-standing position that IPL is not a liable party at the MEW Superfund Site. In September 2008, the court issued a final order granting IPL’s motion for entry of a final judgment that was in favor of IPL. The EPA has 60 days in which to appeal the final order.

Watertown Tire Fire PRP - In July 2008, Alliant Energy was notified by the EPA that it may be a PRP with respect to environmental remediation at the Watertown Tire Fire facility in Watertown, Wisconsin. The notification alleges that Alliant Energy may have arranged for the disposal of hazardous substances at this site. Upon investigation, Alliant Energy does not believe that it arranged for the disposal of hazardous substances at this site and notified the EPA and Department of Justice (DOJ) of its reasons for concluding it is not a PRP for the site. The EPA and DOJ verbally agreed that they no longer considered Alliant Energy a PRP for this site.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with currency exchange rates, interest rates, commodity prices and investment prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in Alliant Energy’s, IPL’s and WPL’s combined Annual Report on Form 10-K for the year ended Dec. 31, 2007 and such market risks have not changed materially from those reported in the 2007 Form 10-K, except as described below.

Currency Exchange Rate Risk - In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates. The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Sep. 30, 2008 by approximately $8.3 million for Alliant Energy and WPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate debt, IPL’s accounts receivable sale program and variable-rate leasing agreements. Alliant Energy, IPL and WPL reduced a portion of their interest rate risk in the first nine months of 2008 by converting certain pollution control revenue bonds from variable interest rates to fixed interest rates. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on variable-rate debt held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at Sep. 30, 2008, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $2.3 million, $1.7 million and $0.6 million, respectively. Refer to Note 8(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding the conversion of certain pollution control revenue bonds from variable interest rates to fixed interest rates.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at Sep. 30, 2008, Alliant Energy’s annual interest income would increase (decrease) by approximately $3.7 million. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

Commodity Price Risk - Alliant Energy’s and WPL’s retail electric margins are exposed to the impact of changes in commodity prices due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. Refer to “Rates and Regulatory Matters” for discussion of WPL’s retail electric fuel-related rate increase request filed with the PSCW in March 2008 and potential changes to WPL’s electric fuel-related cost recovery mechanism.

In the second quarter of 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. The master supply agreement includes pricing terms which are subject to change if steel prices or diesel fuel prices change by more than 10% between measurement dates defined in the master supply agreement. Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Sep. 30, 2008 by approximately $4.3 million, $1.3 million and $3.0 million for Alliant Energy, IPL and WPL, respectively. Assuming changes in diesel fuel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in diesel fuel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of Sep. 30, 2008 by approximately $0.4 million for Alliant Energy and WPL.

Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Electric Risk Management Plan” for discussion of the PSCW’s approval of WPL’s electric risk management plan in October 2008.

Investment Price Risk - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in debt and equity securities, largely related to securities held by their pension and other postretirement benefits plans. The values of investments held by their pension and other postretirement benefits plans have decreased materially since their last measurement date of Sep. 30, 2007. Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for further discussion.

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

Accounting for Contingencies - Alliant Energy, IPL and WPL make judgments regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are probable and reasonably estimated based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the liabilities and expenses in their financial statements. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of current contingencies that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition, results of operations, or cash flows.

Critical Estimates Related to Impacts of Severe Midwest Flooding in June 2008 - Refer to Notes 1(e) and 12(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussions of estimated retirements of utility plant damaged by severe Midwest flooding recorded in the second and third quarters of 2008 and estimated property insurance recoveries related to losses from the severe Midwest flooding recorded in the second and third quarters of 2008, respectively.

Asset Valuations of Long-Lived Assets to be Held and Used - In September 2008 and April 2008, WPL received approval from FERC and the PSCW, respectively, to purchase Resources’ 300 MW, simple cycle, natural gas-fired electric generating facility in Neenah, Wisconsin. Refer to “Strategic Overview - Utility Generation Plan” for further details on NEF.

Refer to Note 12(i) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and “Other Future Considerations - Emission Allowances” for details of potential impairments to Alliant Energy’s, IPL’s and WPL’s acquired SO2 emission allowances as a result of significant decreases in trading prices of emission allowances in July 2008 following a court ruling which vacated CAIR.

Unbilled Revenues - Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2008 and 2007.

Accounting for Pensions and Other Postretirement Benefits Plan Assets - Refer to “Other Future Considerations - Pension and Other Postretirement Benefits Plan Assets” for discussion of decreases in the total fair value of Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets since the last measurement date of Sep. 30, 2007.

Income Taxes -

Deferred Tax Asset Valuation Allowances - Alliant Energy is currently exploring changes to current business operations and state tax planning strategies that could significantly reduce deferred tax asset valuation allowances related to state net operating loss carryforwards. At Sep. 30, 2008, Alliant Energy had deferred tax asset valuation allowances related to state net operating loss carryforwards of $13 million.

Refer to Notes 5 and 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for a discussion of the settlement Alliant Energy reached with the IRS in the second quarter of 2008 that finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004 and the impact of this settlement on Alliant Energy’s capital loss utilization, respectively.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and such considerations have not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Severe Midwest Flooding - Refer to “Severe Midwest Weather” for details of the anticipated impacts of the severe Midwest flooding in June 2008 on Alliant Energy’s and IPL’s financial condition, results of operations and cash flows.

IPL’s Electric Transmission Assets Sale - In December 2007, IPL completed the sale of its electric transmission assets located in Iowa, Minnesota and Illinois to ITC for net proceeds of $772 million, subject to post-closing adjustments. Subsequent to the closing of the sale, IPL began incurring charges from ITC for transmission services required to serve its electric customers. These charges for electric transmission services from ITC are recorded in “Electric transmission service” on Alliant Energy’s and IPL’s Condensed Consolidated Statements of Income and are currently expected to be between $75 million to $85 million in 2008. The negative impact on Alliant Energy’s and IPL’s earnings from these charges for electric transmission services in 2008 will be partially offset by the elimination of other operation and maintenance, depreciation and property tax expenses related to the electric transmission assets that were sold and the positive impacts from the use of the sale proceeds to fund investments in short-term securities, reduce debt and reduce IPL’s amount of accounts receivable sold. Alliant Energy currently estimates the net impact of these items will reduce its earnings in 2008 as compared to 2007 by approximately $0.13 to $0.15 per share ($0.18 to $0.20 per share decrease in earnings at its utility business partially offset by a $0.04 to $0.06 per share increase in earnings at Alliant Energy parent company). The estimated earnings impact of the sale increased from the $0.09 per share amount presented in the 2007 Form 10-K to the current estimate of $0.13 to $0.15 per share largely due to a reduction in the estimated increase in earnings from the use of the sale proceeds caused by declines in short-term interest rates during the first nine months of 2008.

IPL’s Electric Transmission Service Charges for 2009 - In October 2008, ITC filed with MISO a revised Attachment “O” which calculates the rate ITC proposes to charge its customers for transmission services in 2009 and is based on forward-looking data. The rate ITC is charging IPL for transmission services in 2008 is based on the Attachment “O” IPL filed with MISO in 2007 and was based on historic data. The 2009 rate included in the revised Attachment “O” is 62.3% higher than the rate ITC is charging IPL in 2008. Based on this level of rate increase for 2009, IPL estimates its electric transmission service charges for 2009 would be between $55 million and $65 million higher than 2008. IPL is assessing cost recovery options to address with regulators to mitigate the impact of the 2009 rate increase. Alliant Energy and IPL are currently unable to predict the ultimate impact of this proposed rate increase, but believe it could have a material impact on their financial condition, results of operations and cash flows in 2009.

Emission Allowances - In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated CAIR, which was issued by the EPA in 2005 to reduce future emissions of SO2 and NOx. The court ruling in July 2008 also vacated the CAIR regional cap and trade programs for SO2 and NOx, which has resulted in a significant decrease in the trading prices of emission allowances obtained for future compliance with the CAIR emission reduction standards. However, the court’s ruling does not eliminate the use of SO2 emission allowances under the cap and trade program of the Acid Rain Program regulations. At Sep. 30, 2008, IPL and WPL had acquired SO2 emission allowances recorded as intangible assets in “Deferred charges and other” on their Condensed Consolidated Balance Sheets of $57 million and $7 million, respectively. At Sep. 30, 2008, IPL and WPL also had cumulative gains from previous sales of SO2 emission allowances recorded as “Regulatory liabilities” on their Condensed Consolidated Balance Sheets of $57 million and $7 million, respectively. During the third quarter of 2008, IPL and WPL evaluated their acquired SO2 emission allowances for impairment as long-lived assets to be held and used in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and concluded no impairments were required.

Prior to the court ruling in July 2008, IPL also entered into forward contracts to purchase SO2 emission allowances with vintage years of 2014 through 2017 and NOx emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations. However, IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of future compliance with the CAIR emission reduction standards. As a result, IPL is currently assessing the status of the forward contracts to purchase NOx emission allowances in light of the recent court ruling that vacated CAIR and subsequent developments in the wake of that ruling. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of Sep. 30, 2008. Alliant Energy and IPL are currently unable to predict the ultimate impact, if any, these forward contracts will have on their financial condition, results of operations, or cash flows.

Pension and Other Postretirement Benefits Plan Assets - Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits plan assets are predominately invested in equity and debt securities. These plan assets have decreased in total fair value since the last measurement date of Sep. 30, 2007 consistent with general market conditions during such period. Alliant Energy, IPL and WPL believe pension and other postretirement benefits costs could be materially higher in 2009 as compared to the costs expected to be recognized in 2008 if the total fair value of their plans’ assets remains at current levels, or decreases further prior to the next measurement date of Dec. 31, 2008. If asset values remained at Sep. 30, 2008 levels through Dec. 31, 2008, then Alliant Energy, IPL and WPL believe any required contributions to their pension and other postretirement benefits plans resulting from the recent decreases in value of plan assets would not have a significant adverse impact on their liquidity given their current available capacity under revolving credit facilities, cash and cash equivalents, and access to capital markets.

MISO Wholesale Energy Market - MISO is currently developing an ancillary services market, which includes systems and business processes, to complement the existing wholesale energy market that MISO implemented in April 2005. The ancillary services market is currently projected to begin operation in January 2009. In September 2008, MISO filed an amended tariff with FERC and plans to secure approval of the tariff in time to meet the 2009 planned implementation. Alliant Energy continues to prepare for the start of the ancillary services market. Alliant Energy is monitoring the development of the market to ensure that the rules associated with the market are reasonable and that costs and revenues associated with the market receive appropriate regulatory cost recovery treatment. Given the changing allocation of generation assets among a fluctuating set of MISO reserve zones, Alliant Energy is currently unable to determine what impacts this new market will have on its future financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended Sep. 30, 2008 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended Sep. 30, 2008.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended Sep. 30, 2008 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy - On Sep. 5, 2008, Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture, dated as of Nov. 4, 1999 (Indenture), among Resources, as issuer, Alliant Energy, as guarantor and the Trustee, as trustee, with respect to Resources’ Exchangeable Senior Notes due 2030 (Notes), which are guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota (Court) seeking a declaratory judgment that Resources is in breach of the Indenture. On Sep. 30, 2008, Alliant Energy and Resources filed a motion to dismiss for lack of personal jurisdiction and improper venue or, in the alternative, a motion to transfer venue to the U.S. District Court for the Western District of Wisconsin.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. Alliant Energy and Resources believe that the complaint filed by the Trustee is without merit and intend to vigorously defend against such litigation and, if deemed appropriate, to pursue other remedies to eliminate any alleged default under the Indenture.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Resources, which amount is guaranteed by Alliant Energy. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million.

Based upon Alliant Energy’s view of its interpretation of the Indenture and the remedies available to it under the Indenture as well as Alliant Energy’s financial resources, Alliant Energy does not believe that the Notice of Default or the related litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

On Oct. 31, 2008, Alliant Energy received from a purported shareowner of Alliant Energy a demand that the Board of Directors of Alliant Energy take action to remedy alleged breaches of fiduciary duties by certain current and former directors and executive officers of Alliant Energy. The demand alleges that such directors and officers breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy ’s assets by compensating such directors and officers in connection with such sales. Alliant Energy believes the demand is without merit and intends to vigorously defend against any litigation that may arise out of it.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors are included in Item 1A in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2007 and has not changed materially from the items reported in the 2007 Form 10-K, except as described below.

Our results of operations, financial condition and cash flows could be materially and adversely affected if we fail to recover, or experience delays in recovering, storm restoration costs incurred as a result of the June 2008 Midwest flooding - Extensive flooding in the Midwest in June 2008 caused catastrophic damage in our Iowa service territory. As a result of the flooding, we expect to incur significant storm restoration costs for the repair and/or replacement of our property damaged by the flooding. Certain of the storm restoration costs may not qualify for recovery under our flood insurance policy and the total storm restoration costs may exceed the amount of our flood insurance coverage limit of $100 million, therefore insurance may not cover all of our costs. The flooding caused extensive damage to our Sixth Street Generating Facility, which has historically been the primary source of steam for customers in downtown Cedar Rapids, Iowa, but remains out of service following the flood. As a result, IPL may be required to discontinue providing steam service in downtown Cedar Rapids, Iowa if it is unable to secure long-term contracts with steam customers to ensure recovery of investment to rebuild the Sixth Street Generating Facility. Discontinuing steam service would result in lost operating margins and potential impairments for stranded assets associated with its steam business. The flood may also have an adverse impact on the economy in our service territories. We are unable to predict with certainty the amount or timing of any insurance and regulatory recoveries of the storm restoration costs. As a result, the financial impacts of the flooding may have a materially adverse impact on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended Sep. 30, 2008 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)

July 1 to July 31	5,325	$33.98	--	N/A
Aug. 1 to Aug. 31	3,804	32.92	--	N/A
Sep. 1 to Sep. 30	197	34.34	--	N/A

	9,326	33.56	--

(a)

Includes 205, 2,880 and 197 shares of Alliant Energy common stock for July 1 to July 31, Aug. 1 to Aug. 31, and Sep. 1 to Sep. 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 5,120 and 924 shares of Alliant Energy common stock for July 1 to July 31 and Aug. 1 to Aug. 31, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

ITEM 5. OTHER INFORMATION

In lieu of filing a Form 8-K under Item 5.02, Alliant Energy, IPL and WPL are providing the following disclosure:

On Oct. 29, 2008, the Compensation and Personnel Committee of the Board of Directors of Alliant Energy, IPL and WPL approved the amended Alliant Energy Excess Retirement Plan (Excess Plan). The Excess Plan was amended primarily to account for defined contribution plan benefits and to comply with Section 409A of the Internal Revenue Code (Section 409A). The defined contribution plan change reflects a freeze of defined benefit plan accruals and a shift to future accruals under a defined contribution format. The Section 409A amendments are generally designed to restrict the executive’s flexibility concerning the time and form of benefit payments. The amendment does not change the amount of benefits for named executive officers under the aggregate retirement benefit package of which the Excess Plan is a part. The foregoing description of the Excess Plan is qualified in its entirety by reference to the Excess Plan, which is filed herewith as Exhibit 10.1, and is incorporated by reference herein.

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1	Officer’s Certificate, dated Oct. 1, 2008, creating IPL’s 7.25% Senior Debentures due Oct. 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-4117-1))
4.2	Officer’s Certificate, dated Oct. 1, 2008, creating WPL’s 7.60% Debentures due Oct. 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated Oct. 1, 2008 (File No. 0-337))
10.1	Alliant Energy Excess Retirement Plan
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Senior Executive Vice President and CFO for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the CFO for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the CFO for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 31st day of October 2008.

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