Form 10-Q
period 2009-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2009-08-06
CIK 352541, 107832, 52485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller
	Large			Reporting
	Accelerated	Accelerated	Non-accelerated	Company
	Filer	Filer	Filer	Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each class of common stock as of July 31, 2009:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,624,323 shares outstanding
Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)
Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy Corporation (Alliant Energy), Interstate Power and Light Company (IPL) and Wisconsin Power and Light Company (WPL) include:

•	federal and state regulatory or governmental actions, including the impact of energy-related and tax legislation and regulatory agency orders;
•

their ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, deferred expenditures and capital expenditures, including any construction costs incurred over the predetermined level included in the advanced rate making principles for IPL’s Whispering Willow - East wind project, costs related to operating units that may be permanently closed, the earning of reasonable rates of return, and the payment of expected levels of dividends;

•	the state of the economy in their service territories and resulting implications on sales, margins and ability to collect unpaid bills, in particular as a result of the current recession;
•	weather effects on results of operations;
•

developments that adversely impact their ability to implement their strategic plans including unanticipated issues in connection with construction of their new wind generating facilities, including their ability to obtain all required regulatory approvals and permits, and WPL’s potential purchase of the Riverside Energy Center (Riverside);

•

IPL’s ability to reduce the impact of transmission rate increases for 2009 and future years, either through regulatory proceedings with the Federal Energy Regulatory Commission (FERC) or by recovery of costs in rates;

•

issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and price thereof, including the ability to recover and retain purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact fuel and fuel-related prices and other economic conditions may have on their customers’ demand for utility services;
•

impacts that storms or natural disasters in their service territories may have on their operations, including uncertainties associated with efforts to remediate the effects of the June 2008 Midwest flooding, reimbursement of storm-related costs covered by insurance, amount of unreimbursed costs, levels of steam margins, rate relief for costs associated with restoration and any asset impairment charges with respect to IPL’s steam distribution and generating systems;

•

issues associated with environmental remediation efforts and with environmental compliance generally, including changing environmental laws and regulations and the ability to recover through rates all environmental compliance costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•

potential impacts of any future laws or regulations regarding global climate change or carbon emissions reductions, including the American Clean Energy and Security Act, which contains a proposed greenhouse gas (GHG) cap-and-trade program;

•	the growth rate of ethanol and biodiesel production in their service territories;
•	continued access to the capital markets under competitive terms and rates;
•	financial impacts of hedging strategies, including the impact of weather hedges or not hedging on earnings;
•	sales and project execution for RMT, Inc. (RMT) and the level of growth in the wind development market and the impact of the American Recovery and Reinvestment Act of 2009 (ARRA);
•

issues related to electric transmission, including operating in the Midwest Independent Transmission System Operator (MISO) energy and ancillary services markets, the impacts of potential future billing adjustments from MISO and recovery of costs incurred;

•	unplanned outages at generating facilities and risks related to recovery of incremental costs through rates;
•

Alliant Energy Resources, LLC’s (Resources’) and Alliant Energy's ability to successfully defend against, and any liabilities arising out of, the alleged default by Resources under the Indenture for the Exchangeable Senior Notes due 2030;

•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the purported shareowner derivative complaint stemming from the Exchangeable Senior Notes due 2030 litigation;

•

Alliant Energy’s ability to successfully defend against, and any liabilities arising out of, the alleged violation of the Employee Retirement Income Security Act of 1974 by Alliant Energy’s Cash Balance Pension Plan;

•	current or future litigation, regulatory investigations, proceedings or inquiries;
•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	the direct or indirect effects resulting from terrorist incidents or responses to such incidents;
•	employee workforce factors, including changes in key executives, collective bargaining agreements or work stoppages or additional restructurings;
•	access to technological developments;
•	any material post-closing adjustments related to any of their past asset divestitures;
•	the impact of necessary accruals for the terms of incentive compensation plans;
•	the effect of accounting pronouncements issued periodically by standard-setting bodies;
•	the ability to continue cost controls and operational efficiencies;
•	increased retirement plan costs due to decreases in market value of plan assets;
•	the ability to utilize tax capital losses and net operating losses generated to date, and those that may be generated in the future, before they expire;
•	the ability to successfully complete ongoing tax audits and appeals with no material impact on earnings and cash flows;
•	inflation and interest rates; and
•	factors listed in Item 1A Risk Factors and “Other Matters - Other Future Considerations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alliant Energy, IPL and WPL assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008

	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$567.8		$576.7		$1,175.9		$1,144.4
Gas	58.1		121.1		322.7		429.6
Other	18.3		15.6		49.3		33.5
Non-regulated	98.1		114.0		144.3		211.9

	742.3		827.4		1,692.2		1,819.4

Operating expenses:
Utility:
Electric production fuel and purchased power	264.2		281.2		586.6		559.1
Electric transmission service	58.3		44.4		117.0		90.1
Cost of gas sold	27.5		86.8		226.6		318.9
Other operation and maintenance	146.8		148.6		307.3		291.3
Non-regulated operation and maintenance	90.5		96.5		135.0		177.3
Depreciation and amortization	66.7		61.7		131.8		123.3
Taxes other than income taxes	25.5		26.2		51.4		52.3

	679.5		745.4		1,555.7		1,612.3

Operating income	62.8		82.0		136.5		207.1

Interest expense and other:
Interest expense	35.7		30.3		71.4		60.0
Equity income from unconsolidated investments, net	(8.6)		(7.2)		(17.8)		(14.7)
Allowance for funds used during construction	(11.3)		(4.2)		(20.8)		(7.4)
Interest income and other	(1.4)		(4.2)		(3.1)		(11.3)

	14.4		14.7		29.7		26.6

Income from continuing operations before income taxes	48.4		67.3		106.8		180.5

Income tax expense (benefit)	14.6		10.8		(4.3)		51.2

Income from continuing operations, net of tax	33.8		56.5		111.1		129.3

Income from discontinued operations, net of tax	-		9.0		-		9.0

Net income	33.8		65.5		111.1		138.3

Preferred dividend requirements of subsidiaries	4.7		4.7		9.4		9.4

Net income attributable to Alliant Energy common shareowners	$29.1		$60.8		$101.7		$128.9

Weighted average number of common shares
outstanding (basic) (000s)	110,	266	110,	168	110,	242	110,	158

Weighted average number of common shares
outstanding (diluted) (000s)	110,	349	110,	322	110,	327	110,	313

Earnings per weighted average common share attributable to
Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.26		$0.47		$0.92		$1.09
Income from discontinued operations, net of tax	-		0.08		-		0.08

Net income attributable to Alliant Energy common shareowners	$0.26		$0.55		$0.92		$1.17

Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$29.1		$51.8		$101.7		$119.9
Income from discontinued operations, net of tax	-		9.0		-		9.0

Net income attributable to Alliant Energy common shareowners	$29.1		$60.8		$101.7		$128.9

Dividends declared per common share	$0.375		$0.35		$0.75		$0.70

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2009	2008

	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$6,387.9	$6,018.8
Gas plant in service	775.1	761.6
Other plant in service	497.0	481.0
Accumulated depreciation	(2,878.2)	(2,766.2)

Net plant	4,781.8	4,495.2
Construction work in progress:
Whispering Willow - East wind project (Interstate Power and Light Company)	366.5	189.4
Other	290.5	294.2
Bent Tree wind project (Wisconsin Power and Light Company)	57.8	1.1
Other, less accumulated depreciation	44.1	21.3

Total utility	5,540.7	5,001.2

Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	136.0	230.1
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	139.6	122.2

Total non-regulated and other	275.6	352.3

	5,816.3	5,353.5

Current assets:
Cash and cash equivalents	246.2	346.9
Accounts receivable:
Customer, less allowance for doubtful accounts	112.7	233.9
Unbilled utility revenues	96.5	186.2
Other, less allowance for doubtful accounts	100.1	138.6
Income tax refunds receivable	130.0	67.7
Production fuel, at weighted average cost	125.1	111.7
Materials and supplies, at weighted average cost	58.1	55.8
Gas stored underground, at weighted average cost	33.0	75.0
Regulatory assets	127.5	101.6
Derivative assets	23.7	18.1
Other	85.0	110.1

	1,137.9	1,445.6

Investments:
Investment in American Transmission Company LLC	205.8	195.1
Other	61.3	60.9

	267.1	256.0

Other assets:
Regulatory assets	926.8	933.1
Deferred charges and other	187.2	213.3

	1,114.0	1,146.4

Total assets	$8,335.3	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per
	share and share amounts)
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - authorized 240,000,000 shares;
outstanding 110,633,319 and 110,449,099 shares	$1.1	$1.1
Additional paid-in capital	1,497.3	1,494.9
Retained earnings	1,355.2	1,336.2
Accumulated other comprehensive loss	(1.4)	(1.4)
Shares in deferred compensation trust - 258,269 and 238,241 shares
at a weighted average cost of $30.43 and $30.79 per share	(7.9)	(7.3)

Total Alliant Energy Corporation common equity	2,844.3	2,823.5
Cumulative preferred stock of Interstate Power and Light Company	183.8	183.8
Noncontrolling interest	2.1	2.1

Total equity	3,030.2	3,009.4
Cumulative preferred stock of Wisconsin Power and Light Company	60.0	60.0
Long-term debt, net (excluding current portion)	1,648.2	1,748.3

	4,738.4	4,817.7

Current liabilities:
Current maturities of long-term debt	236.5	136.4
Commercial paper	237.5	86.1
Accounts payable	314.9	425.1
Regulatory liabilities	55.5	101.9
Accrued taxes	50.3	52.5
Derivative liabilities	103.7	78.6
Other	148.2	157.6

	1,146.6	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	1,065.8	971.2
Regulatory liabilities	638.4	637.9
Pension and other benefit obligations	511.0	513.9
Other	235.1	222.6

	2,450.3	2,345.6

Total capitalization and liabilities	$8,335.3	$8,201.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008

	(in millions)
Cash flows from operating activities:
Net income	$111.1	$138.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	131.8	123.3
Other amortizations	20.9	23.2
Deferred tax expense (benefit) and investment tax credits	79.0	(5.7)
Equity income from unconsolidated investments, net	(17.8)	(14.7)
Distributions from equity method investments	14.4	12.8
Other	(9.7)	2.4
Other changes in assets and liabilities:
Accounts receivable	127.7	(9.7)
Sale of accounts receivable	115.0	40.0
Income tax refunds receivable	(62.3)	(61.0)
Gas stored underground	42.0	33.4
Regulatory assets	(44.7)	15.8
Derivative assets	(10.3)	(90.7)
Accounts payable	(60.4)	34.9
Regulatory liabilities	(39.4)	52.3
Derivative liabilities	36.2	(4.5)
Accrued incentive compensation and other	6.4	(30.2)

Net cash flows from operating activities	439.9	259.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(597.8)	(429.5)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(30.4)	(14.3)
Advances for customer energy efficiency projects	(12.0)	(11.8)
Collections of advances for customer energy efficiency projects	41.1	19.7
Insurance proceeds received for property damages	15.0	-
Other	(4.2)	12.5

Net cash flows used for investing activities	(588.3)	(423.4)

Cash flows from (used for) financing activities:
Common stock dividends	(82.7)	(77.1)
Preferred dividends paid by subsidiaries	(9.4)	(9.4)
Net change in short-term borrowings	151.4	95.8
Other	(11.6)	(17.5)

Net cash flows from (used for) financing activities	47.7	(8.2)

Net decrease in cash and cash equivalents	(100.7)	(171.7)
Cash and cash equivalents at beginning of period	346.9	745.6

Cash and cash equivalents at end of period	$246.2	$573.9

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

Alliant Energy has evaluated subsequent events through the date and time the financial statements were issued on Aug. 6, 2009. In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008, the condensed consolidated financial position at June 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been made. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(b) Regulatory Assets and Liabilities -

Fuel Cost Recovery - Refer to Note 2 for discussion of refunds paid by WPL to its retail electric customers in 2009, which decreased regulatory liabilities on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets during the first half of 2009.

Derivatives - IPL and WPL generally record regulatory assets or liabilities to offset the changes in fair value of derivatives, based on the fuel and natural gas recovery mechanisms in place, as well as other specific regulatory authorizations. Refer to Note 11(a) for information regarding the changes in fair value of derivatives during the first half of 2009, which IPL and WPL recognized in regulatory assets and liabilities.

Costs for Proposed Base-load, Clean Air Compliance and Wind Projects - IPL and WPL have incurred expenditures for the planning and siting of certain proposed base-load, clean air compliance and wind projects. Cumulative unrecovered costs for these projects were primarily recorded in “Other assets - regulatory assets” as follows (in millions):

	Alliant Energy		IPL		WPL

	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008

WPL’s base-load project	$28.6	$35.6	$--	$--	$28.6	$35.6
IPL’s base-load project	27.8	30.2	27.8	30.2	--	--
Clean air compliance projects	18.2	20.7	9.0	12.5	9.2	8.2
Wind projects	1.0	1.4	--	--	1.0	1.4

	$75.6	$87.9	$36.8	$42.7	$38.8	$45.2

WPL’s Base-Load Project - In December 2008, the Public Service Commission of Wisconsin (PSCW) issued a written order denying WPL’s application to construct a 300 megawatt (MW) coal-fired electric generating facility in Cassville, Wisconsin referred to as Nelson Dewey #3. In December 2008, WPL received approval from the PSCW to recover $4 million from its retail customers during calendar year 2009 for a portion of the Nelson Dewey #3 costs incurred through December 2007. In May 2009, WPL filed a 2010 retail rate case with the PSCW that included a request to recover the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014.

In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures for the Nelson Dewey #3 project in the above table that were incurred by WPL through December 2008. WPL expects to recover the $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010.

IPL’s Base-Load Project - In March 2009, IPL and its joint partners decided not to proceed with the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa referred to as Sutherland #4. In March 2009, IPL filed with the Iowa Utilities Board (IUB) a request to increase retail electric rates, which includes the recovery of the Iowa retail portion of the Sutherland #4 costs in the above table over a five-year period. IPL expects the IUB to issue its decision regarding the retail electric rate increase and the recovery of the Iowa retail portion of the Sutherland #4 capitalized expenditures in the first quarter of 2010. In March 2009, IPL filed a petition with the Minnesota Public Utilities Commission (MPUC) requesting approval of deferred accounting treatment for the Minnesota retail portion of the Sutherland #4 costs in the above table. If approved, recovery of deferred costs related to Sutherland #4 would be considered in a future regulatory proceeding in Minnesota.

IPL and WPL assess whether their regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, IPL and WPL believe the regulatory assets recognized as of June 30, 2009 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable.

Duane Arnold Energy Center (DAEC) Spent Nuclear Fuel Litigation Settlement - Refer to Note 12(g) for discussion of a $12 million regulatory liability recorded on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2009 related to a DAEC spent nuclear fuel litigation settlement in 2009.

MISO Revenue Sufficiency Guarantee (RSG) Settlements - Refer to Note 12(f) for discussion of a $2 million regulatory asset recorded on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets at June 30, 2009 for RSG-related refunds WPL made to its retail customers in the second quarter of 2009 that are currently not expected to be received from MISO.

(c) Cash and Cash Equivalents - At June 30, 2009 and Dec. 31, 2008, the majority of Alliant Energy’s cash and cash equivalents were invested in money market funds providing daily liquidity. The yield on these funds can fluctuate daily. Information on Alliant Energy’s cash and cash equivalents was as follows (dollars in millions):

	June 30, 2009	Dec. 31, 2008

Total cash and cash equivalents	$246	$347
Money market fund investments	$240	$339
Interest rates on money market fund investments	0.44 - 0.49%	1.43 - 1.83%

(d) Utility Property, Plant and Equipment -

Allowance For Funds Used During Construction (AFUDC) - The amount of AFUDC generated by equity and debt components for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Three Months Ended June 30:
Equity	$8.8	$2.8	$8.3	$1.3	$0.5	$1.5
Debt	2.5	1.4	2.3	0.6	0.2	0.8

	$11.3	$4.2	$10.6	$1.9	$0.7	$2.3

Six Months Ended June 30:
Equity	$16.1	$4.9	$15.0	$2.1	$1.1	$2.8
Debt	4.7	2.5	4.2	1.1	0.5	1.4

	$20.8	$7.4	$19.2	$3.2	$1.6	$4.2

The increase in Alliant Energy’s and IPL’s AFUDC was primarily due to AFUDC recognized in 2009 for IPL’s Whispering Willow - East wind project. The decrease in WPL’s AFUDC was primarily due to AFUDC recognized in 2008 for WPL’s Cedar Ridge wind project, which was placed in service in the fourth quarter of 2008.

Wind Generation Projects -

IPL’s Whispering Willow Wind Project - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project. The initial 200 MW of the wind project, referred to as the Whispering Willow - East wind project, is currently under construction. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

In February 2008, IPL received approval from the IUB to construct the initial 200 MW of the wind project. The advanced rate making principles for this project, as approved by the IUB in February 2008, included a predetermined level, or “cost cap,” for construction costs. If final construction costs for the project exceed this cost cap, IPL will be required to demonstrate the construction costs above the cost cap are prudent and reasonable in order to recover the additional costs in electric rates. As of June 30, 2009, IPL incurred construction costs of $347 million and recognized AFUDC of $20 million related to the project. These amounts were recorded in “Construction work in progress - Whispering Willow - East wind project” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2009. Alliant Energy and IPL believe the construction costs incurred for Whispering Willow - East through June 30, 2009 are prudent and reasonable.

As of June 30, 2009, IPL’s capitalized costs related to the remaining approximately 300 MW of site capacity for the Whispering Willow wind project were $17 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

WPL’s Bent Tree Wind Project - In March 2009, WPL purchased an approximately 400 MW wind project site in Freeborn County, Minnesota, referred to as the Bent Tree wind project. WPL is currently pursuing regulatory approval from the MPUC for the initial 200 MW of the wind project before it begins construction of the wind project. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines.

In July 2009, WPL received approval from the PSCW to construct the initial 200 MW of the wind project. WPL expects the remaining regulatory approval from the MPUC for the 200 MW wind project in the third quarter of 2009. As of June 30, 2009, WPL’s capitalized costs for the 200 MW wind project were $58 million and included site acquisition costs and an initial payment to Vestas-American Wind Technology, Inc. (Vestas) for 200 MW of wind turbine generator sets and related equipment. These amounts were recorded in “Bent Tree wind project” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets at June 30, 2009. Upon receiving regulatory approval of the Bent Tree wind project, the capitalized costs related to this project will be transferred to “Construction work in progress” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

As of June 30, 2009, WPL’s capitalized costs related to the remaining approximately 200 MW of site capacity for the Bent Tree wind project were $12 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Green Lake and Fond du Lac Counties Wind Site - In March 2009, WPL purchased development rights to an approximately 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. As of June 30, 2009, WPL’s capitalized costs related to this wind project were $5 million and were recorded in “Other property, plant and equipment” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets.

WPL’s Acquisition of the Neenah Energy Facility (NEF) - In June 2009, WPL acquired a 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related inventories (diesel fuel and materials and supplies) located in Neenah, Wisconsin from Resources for $92 million. The purchase price was allocated to property, plant and equipment ($90 million), production fuel ($1 million) and materials and supplies ($1 million) based on the net book value of the assets acquired. WPL’s acquisition of NEF from Resources resulted in a $90 million decrease in “Non-regulated Generation property, plant and equipment” and a $90 million increase in “Utility property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet during the first half of 2009. NEF is being depreciated using a group method of depreciation, currently over a 30 year period.

IPL’s Steam Plant in Service - IPL’s primary source of steam generating capability in downtown Cedar Rapids, the Sixth Street Generating Station, was shut down in June 2008 as a result of significant damage caused by severe flooding in downtown Cedar Rapids. Soon after the flood waters receded, IPL made necessary repairs to the underground steam distribution system and built a temporary steam generating system (natural gas-fired package boilers and water treatment systems) to resume steam service for customers in downtown Cedar Rapids. Following months of evaluations and discussions with its steam customers, IPL announced in the second quarter of 2009 its decision to discontinue providing steam service to customers in downtown Cedar Rapids in late 2009. As a result of this decision, IPL assessed the recoverability of its steam assets in downtown Cedar Rapids by estimating the expected undiscounted future cash flows and the carrying amount of the assets. Based on this assessment and an estimate of the fair value of these assets, Alliant Energy and IPL recognized an impairment charge of $4 million in “Utility other operation and maintenance expenses” in their Condensed Consolidated Income Statements in the second quarter of 2009. IPL’s steam assets are included in “Utility business - other” for segment reporting.

(e) Supplemental Financial Information - The other (income) and deductions included in “Interest income and other” in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Interest income	($1.2)	($4.3)	($2.8)	($11.2)
Other	(0.2)	0.1	(0.3)	(0.1)

	($1.4)	($4.2)	($3.1)	($11.3)

The supplemental cash flows information for Alliant Energy’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30 was as follows (in millions):

	2009	2008

Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$73.7	$72.1
Income taxes, net of refunds	(21.6)	133.3
Noncash investing and financing activities:
Capital lease obligations incurred	5.2	--

The significant decrease in cash paid for income taxes during the first half of 2009 as compared to the first half of 2008 was primarily due to impacts of bonus tax depreciation deductions anticipated for 2009 under the ARRA.

(f) New Accounting Pronouncements -

Staff Accounting Bulletin (SAB) 112

In June 2009, the SEC issued SAB 112, which revises or rescinds portions of the interpretative guidance included in the SAB Series in order to make the interpretive guidance consistent with current GAAP and SEC rules and regulations. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of Statement of Financial Accounting Standards (SFAS) 141(R) and SFAS 160. Alliant Energy, IPL and WPL adopted SAB 112 in June 2009. SAB 112 did not have a material impact on their financial condition and results of operations.

SFAS 168, “The Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS 168, which replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Alliant Energy, IPL and WPL are required to adopt SFAS 168 on Sept. 30, 2009. SFAS 168 is not expected to have a material impact on their financial condition and results of operations.

SFAS 167, “Amendments to FASB Interpretation No. (FIN) 46(R)”

In June 2009, the FASB issued SFAS 167, which amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 requires additional disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. Alliant Energy, IPL and WPL are required to adopt SFAS 167 on Jan. 1, 2010. SFAS 167 is not expected to have a material impact on their financial condition and results of operations.

SFAS 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS 166, which amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. Alliant Energy, IPL and WPL are required to adopt SFAS 166 on Jan. 1, 2010 and are currently evaluating the implications of SFAS 166 on their financial condition and results of operations.

SFAS 165, “Subsequent Events”

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS 165 sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Alliant Energy, IPL and WPL adopted SFAS 165 on June 30, 2009. SFAS 165 did not have a material impact on their financial condition and results of operations. Refer to Note 1(a) for disclosures required by SFAS 165.

FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, which is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS 115-2 and SFAS 124-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Alliant Energy, IPL and WPL adopted FSP SFAS 115-2 and SFAS 124-2 on June 30, 2009 with no material impact on their financial condition and results of operations. Refer to Note 9(b) for disclosures required by FSP SFAS 115-2 and SFAS 124-2.

FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, which requires quarterly qualitative and quantitative disclosures about fair value estimates for financial instruments not measured on the balance sheet at fair value. Alliant Energy, IPL and WPL adopted FSP SFAS 107-1 and APB 28-1 on June 30, 2009. Because FSP SFAS 107-1 and APB 28-1 provide only disclosure requirements, the adoption of this standard did not have any impact on their financial condition and results of operations. Refer to Note 10 for disclosures required by FSP SFAS 107-1 and APB 28-1.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”

In December 2008, the FASB issued FSP SFAS 132(R)-1, which amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Disclosures include investment policies and strategies, categories of plan assets, fair value of plan assets and significant concentrations of risk. Alliant Energy, IPL and WPL are required to adopt FSP SFAS 132(R)-1 by Dec. 31, 2009. Because FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have any impact on their financial condition and results of operations.

Emerging Issues Task Force (EITF) Issue 08-6, “Equity Method Investment Accounting Considerations”

In November 2008, the FASB issued EITF Issue 08-6, which considered the effects of the issuances of SFAS 141(R) and SFAS 160 on an entity’s application of the equity method under APB 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF Issue 08-6 addresses questions that have arisen regarding the application of equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements as a result of these pronouncements. Alliant Energy, IPL and WPL are required to adopt EITF Issue 08-6 beginning with transactions occurring in 2009. Because the provisions of EITF Issue 08-6 are only applied prospectively to transactions after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any such transactions occur.

FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP SFAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets,” and requires expanded disclosures related to intangible assets. Alliant Energy, IPL and WPL adopted FSP SFAS 142-3 on Jan. 1, 2009 with no material impact on their financial condition or results of operations.

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities. Alliant Energy, IPL and WPL adopted SFAS 161 on Jan. 1, 2009. Because SFAS 161 provides only disclosure requirements, the adoption of this standard did not have any impact on their financial condition or results of operations. Refer to Note 11(a) for disclosures required by SFAS 161.

SFAS 141(R), “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how the acquiring entity in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies SFAS 141(R) and requires that an acquirer recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined then the acquirer follows the recognition criteria in SFAS 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. Alliant Energy, IPL and WPL adopted SFAS 141(R) and FSP SFAS 141(R)-1 on Jan. 1, 2009. Because the provisions of SFAS 141(R) and FSP SFAS 141(R)-1 are only applied prospectively to business combinations after adoption, the impact to Alliant Energy, IPL and WPL cannot be determined until any business combinations occur.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS 160, which amends accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Alliant Energy, IPL and WPL adopted SFAS 160 on Jan. 1, 2009 with no material impact on their financial condition and results of operations.

SFAS 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Alliant Energy, IPL and WPL adopted SFAS 157 on Jan. 1, 2008 for financial instruments with no material impact on their financial condition and results of operations. In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of SFAS 157.” Alliant Energy, IPL and WPL adopted FSP SFAS 157-2 on Jan. 1, 2009 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities with no material impact on their financial condition and results of operations. In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance on determining fair values when there is no active market or where the price inputs being used represent distressed sales. Alliant Energy, IPL and WPL adopted FSP SFAS 157-4 on June 30, 2009 with no material impact on their financial condition and results of operations. Refer to Note 10 for disclosures required by SFAS 157.

(2) UTILITY RATE MATTERS

IPL’s 2009 Iowa Retail Rate Case - In March 2009, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%. An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented by IPL effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates from this request. As of June 30, 2009, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

WPL’s Fuel-related Retail Rate Cases - Fuel-related costs incurred by WPL in 2008 and 2007 were lower than fuel-related costs used to determine rates during such periods resulting in refunds owed to its retail electric customers. In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009 related to the 2008 fuel-related retail rate case. In April 2009, WPL received approval from the PSCW to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case. WPL completed these refunds in the first half of 2009.

MISO RSG Settlements - Refer to Note 12(f) for discussion of MISO’s RSG settlements process, including net benefits received by IPL and WPL in the first half of 2009 and amounts refunded to WPL’s retail customers in the second quarter of 2009.

(3) COMPREHENSIVE INCOME

Alliant Energy’s comprehensive income, and the components of other comprehensive income, net of taxes, for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Net income attributable to Alliant Energy common shareowners	$29.1	$60.8	$101.7	$128.9
Unrealized holding gains on securities, net of tax	0.1	1.9	0.1	2.5
Less: reclassification adjustment for gains
included in net income, net of tax	--	--	0.1	--

Net unrealized gains on securities, net of tax	0.1	1.9	--	2.5

Pension and other postretirement benefits
amortizations, net of tax	--	0.1	--	0.1

Other comprehensive income	0.1	2.0	--	2.6

Comprehensive income	$29.2	$62.8	$101.7	$131.5

(4) RECEIVABLES

(a) Sales of Accounts Receivable - At June 30, 2009 and Dec. 31, 2008, IPL had sold in the aggregate $140 million and $25 million, respectively, of accounts receivable. IPL’s average amount of aggregate accounts receivable sold and costs incurred related to the sales of accounts receivable program for the three and six months ended June 30 as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Average amount of aggregate accounts receivable
sold (based on daily outstanding balances)	$149.0	$40.5	$132.5	$22.4
Costs incurred	0.6	0.3	1.2	0.4

Refer to Note 12(c) for discussion of an alleged default under the Indenture for the Exchangeable Senior Notes due 2030 that could trigger a cross default provision under IPL’s sales of accounts receivable program agreement.

(b) Property Insurance Recoveries - Alliant Energy and IPL incurred covered flood losses related to the severe Midwest flooding in June 2008 that exceed the $100 million coverage limit under Alliant Energy’s property insurance policy. As of June 30, 2009, Alliant Energy and IPL received $57 million of payments for reimbursement of covered flood losses under the property insurance policy. Alliant Energy and IPL believe the remaining $43 million of coverage under the insurance policy is probable of recovery in the third quarter of 2009. Alliant Energy and IPL allocated the remaining coverage between expense ($20 million) and capital ($23 million) based on the percentage of covered flood losses charged to expense and charged to capital accounts for the initial $100 million of covered flood losses incurred. The $20 million of remaining coverage allocated to expense was recorded in “Accounts receivable - other” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets at June 30, 2009. The $23 million of remaining coverage allocated to capital will be recorded in “Utility accumulated depreciation” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in the period these amounts are received.

(c) Cash Collateral - As of June 30, 2009, IPL, WPL and Corporate Services had entered into numerous agreements to purchase and sell electricity, natural gas and emission allowances to serve IPL’s and WPL’s utility customers. Exposure under certain of these agreements exceeded contractual limits, requiring WPL and Corporate Services to provide cash collateral to certain counterparties. The cash collateral was recorded in “Accounts receivable - other” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as follows (in millions):

	June 30, 2009	Dec. 31, 2008

WPL	$7	$15
Corporate Services	4	2

Alliant Energy	$11	$17

(5) INCOME TAXES

The provision for income taxes for earnings from continuing operations is based on an estimated annual effective tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The effective tax rates for Alliant Energy, IPL and WPL differ from the federal statutory rate of 35% generally due to state income taxes, tax credits, effects of utility rate making, certain non-deductible expenses and the impacts of new tax legislation discussed below. The income tax rates shown in the following table for the three and six months ended June 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Three Months		Six Months

	2009	2008	2009	2008

Alliant Energy	30.2%	16.0%	(4.0%)	28.4%
IPL	26.8%	(6.2%)	(46.5%)	22.9%
WPL	35.6%	35.4%	31.9%	36.3%

In February 2009, the Wisconsin Senate Bill 62 (SB 62) was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ending Dec. 31, 2009. This provision will require all legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin. As a result of this provision in SB 62 and in order to take advantage of efficiencies that may be available as a result of IPL and WPL sharing resources and facilities, WPL now plans to file as a member of Iowa consolidated tax returns beginning with calendar year 2009.

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred income tax assets and liabilities are recognized based on the amounts of temporary differences between the book and tax bases of assets and liabilities multiplied by the anticipated federal and state apportioned income tax rates effective when these timing differences are expected to reverse in the future. Expected changes in state apportioned income tax rates resulting from Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns required Alliant Energy, IPL and WPL to adjust the carrying value of their deferred income tax assets and liabilities in the first quarter of 2009. These adjustments included reductions in the deferred tax assets for Wisconsin and Iowa capital loss carryforwards and associated valuation allowances of $11 million in the first quarter of 2009. The provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire. Therefore, the valuation allowance related to the Wisconsin net operating loss carryforwards was increased by $6 million in the first quarter of 2009.

Alliant Energy, IPL and WPL recognized net income tax benefits in the first quarter of 2009 of $40.4 million, $32.7 million and $2.4 million, respectively, related to the impacts of adjustments to the carrying value of deferred tax assets and liabilities caused by changes to state apportioned income tax rates for Wisconsin combined reporting requirements and WPL’s plans to be included in Iowa consolidated tax returns and adjustments to valuation allowances of deferred tax assets discussed in the previous paragraph. These net income tax benefits recognized in the first quarter of 2009 reduced Alliant Energy’s, IPL’s and WPL’s income tax rates for the first half of 2009 by 37.8%, 78.4% and 3.8%, respectively. Alliant Energy, IPL and WPL do not anticipate any material changes will be made to their unrecognized tax benefits during the 12 months ending June 30, 2010.

In the second quarter of 2008, Alliant Energy reached a settlement with the Internal Revenue Service (IRS) which finalized the audit of its U.S. federal income tax returns for calendar years 2002 through 2004. As a result of completing the audit and recording known adjustments for the tax returns for calendar years 2005 and 2006, Alliant Energy and IPL recorded decreases in their liabilities for unrecognized tax benefits and related interest, net of tax, and changes to their provision for income taxes, including the impacts of $12.6 million and $7.8 million, respectively, of income tax benefits allocated to continuing operations in the second quarter of 2008. These net income tax benefits recognized in the second quarter of 2008 reduced Alliant Energy’s and IPL’s income tax rates for the second quarter of 2008 by 18.7% and 40.4%, respectively, and reduced Alliant Energy’s and IPL’s income tax rates for the first half of 2008 by 7.0% and 12.1%, respectively.

In the first half of 2009, Alliant Energy’s, IPL’s and WPL’s “Other long-term liabilities and deferred credits - deferred income taxes” increased $95 million, $58 million and $40 million, respectively. These increases were primarily due to temporary differences between the book basis and tax basis of property generated by 2009 bonus tax depreciation deductions eligible under the ARRA.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of Alliant Energy’s qualified and non-qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$3.1	$4.0	$6.2	$8.1	$2.1	$2.1	$4.3	$4.2
Interest cost	13.6	13.6	27.2	27.3	3.8	3.8	7.6	7.6
Expected return on plan assets	(11.9)	(18.6)	(23.8)	(37.3)	(1.6)	(2.2)	(3.1)	(4.5)
Amortization of:
Transition obligation	--	--	--	--	0.1	0.1	0.1	0.1
Prior service cost (credit)	0.5	0.8	1.0	1.5	(0.9)	(0.9)	(1.8)	(1.8)
Actuarial loss	7.9	1.1	15.9	2.1	1.6	0.8	3.1	1.7
Curtailment losses (a)(b)	1.0	--	1.0	--	--	--	--	--
Special termination benefits costs (b)	0.5	--	0.5	--	--	--	--	--

	$14.7	$0.9	$28.0	$1.7	$5.1	$3.7	$10.2	$7.3

(a)

In 2007, members of the International Brotherhood of Electrical Workers Local 965 ratified a four-year collective bargaining agreement reached with WPL, resulting in changes to WPL’s qualified pension plan (Plan). One of these changes provided Plan participants a one-time option to cease participating in the Plan and begin participating in the Alliant Energy 401(k) Savings Plan with increased levels of contribution by Alliant Energy. The election of this option did not impact a participant’s eligibility for benefits previously vested under the Plan. In the second quarter of 2009, certain of these employees elected to cease participating in the Plan, resulting in Alliant Energy and WPL recognizing a one-time curtailment loss related to the Plan of $0.7 million.

(b)

In the second quarter of 2009, Alliant Energy eliminated certain corporate and operations positions. As a result, Alliant Energy recognized one-time curtailment losses and special termination benefits costs related to its pension plans of $0.3 million and $0.5 million, respectively, in the second quarter of 2009.

Alliant Energy estimates that funding for the qualified pension, non-qualified pension and other postretirement benefits plans during 2009 will be $50 million, $5 million and $21 million, respectively, of which $4 million, $2 million and $9 million, respectively, have been contributed through June 30, 2009.

Refer to Note 12(c) for discussion of a class action lawsuit filed against the Alliant Energy Cash Balance Pension Plan in 2008.

(b) Equity Incentive Plans - A summary of share-based compensation expense related to grants under Alliant Energy’s 2002 Equity Incentive Plan (EIP) and the related income tax benefits recognized for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Three Months Ended June 30:
Share-based compensation expense	$0.5	$0.1	$0.3	$0.1	$0.2	$--
Income tax benefits	0.2	--	0.1	--	0.1	--

Six Months Ended June 30:
Share-based compensation expense	1.7	1.0	1.0	0.6	0.6	0.4
Income tax benefits	0.7	0.4	0.4	0.2	0.3	0.1

As of June 30, 2009, total unrecognized compensation cost related to all share-based compensation awards was $10.4 million, which is expected to be recognized over a weighted average period of two years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods.

Performance Shares - Alliant Energy anticipates making future payouts of its performance shares in cash; therefore, performance shares were accounted for as liability awards at June 30, 2009 and Dec. 31, 2008. A summary of the performance shares activity for the six months ended June 30 was as follows:

	2009	2008

	Shares (a)	Shares (a)

Nonvested shares at Jan. 1	208,579	221,834
Granted	152,735	65,516
Vested	(84,633)	(78,532)
Forfeited	(20,102)	--

Nonvested shares at June 30	256,579	208,818

(a)

Share amounts represent the target number of performance shares. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

Information related to nonvested performance shares and their fair values at June 30, 2009, by year of grant, was as follows:

	2009 Grant	2008 Grant	2007 Grant

Nonvested performance shares	138,148	61,331	57,100
Alliant Energy common stock closing price on June 30, 2009	$26.13	$26.13	$26.13
Estimated payout percentage based on performance criteria	83%	66%	61%
Fair values of each nonvested performance share	$21.69	$17.25	$15.94

At June 30, 2009, fair values of nonvested performance shares were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer group. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

In the first quarter of 2009 and 2008, Alliant Energy’s performance share payouts were valued at $4.1 million and $5.0 million, respectively, and consisted of a combination of cash and common stock (51,189 shares and 3,835 shares, respectively).

Restricted Stock - Restricted stock issued under the EIP consists of time-based and performance-contingent restricted stock.

Time-based restricted stock - A summary of the time-based restricted stock activity for the six months ended June 30 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	156,807	$32.80	165,832	$30.66
Granted	51,236	29.40	46,226	35.63
Vested	(58,525)	31.78	(38,850)	28.06
Forfeited	(3,235)	33.97	(1,625)	33.44

Nonvested shares at June 30	146,283	31.99	171,583	32.56

The weighted average fair value of time-based restricted stock granted during the three months ended June 30, 2008 was $35.89. There were no grants of time-based restricted stock during the three months ended June 30, 2009.

Performance-contingent restricted stock - A summary of the performance-contingent restricted stock activity for the six months ended June 30 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Nonvested shares at Jan. 1	124,185	$39.28	135,348	$32.42
Granted during first quarter	101,822	23.67	65,516	40.49
Vested	--	--	(54,991)	28.20
Forfeited	--	--	(21,688)	28.19

Nonvested shares at June 30	226,007	32.25	124,185	39.28

Non-qualified Stock Options - A summary of the stock option activity for the six months ended June 30 was as follows:

	2009		2008

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Jan. 1	497,183	$27.30	542,844	$27.45
Exercised	(7,088)	16.82	(45,661)	29.02
Expired	(56,098)	29.88	--	--

Outstanding and exercisable at June 30	433,997	27.14	497,183	27.30

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2009 was two years. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0.6 million.

Other information related to stock option activity for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Cash received from stock options exercised	$0.1	$0.6	$0.1	$1.3
Aggregate intrinsic value of stock options exercised	0.1	0.1	0.1	0.3
Income tax benefit from the exercise of stock options	--	--	--	0.1

(7) COMMON AND PREFERRED STOCK

(a) Common Stock - A summary of Alliant Energy’s common stock activity during the first half of 2009 was as follows:

Shares outstanding at Jan. 1, 2009	110,449,099
Equity incentive plans (Note 6(b))	208,100
Other (a)	(23,880)

Shares outstanding at June 30, 2009	110,633,319

(a)	Includes shares transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

In July 2008, FERC issued an order allowing IPL to pay up to $400 million in common equity distributions from additional paid-in capital, rather than retained earnings. IPL’s repayments of capital to Alliant Energy were $75 million in 2008 and $52 million in the first half of 2009. As of June 30, 2009, IPL’s remaining authority under this FERC order was $273 million.

In the second quarter of 2009, IPL and WPL received capital contributions of $50 million and $100 million, respectively, from their parent, Alliant Energy.

(b) Preferred Stock - As of Dec. 31, 2008 and 2007, the carrying values of IPL’s and WPL’s cumulative preferred stock were $183.8 million and $60.0 million, respectively. These prior period amounts have been reclassified on a basis consistent with the current period financial presentation discussed below.

WPL - The articles of incorporation of WPL contain a provision that grants the holders of its preferred stock voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears. Exercise of such voting rights would provide the holders of WPL’s preferred stock control of the decision on redemption of the preferred stock. In accordance with the provisions of EITF Issue D-98, “Classification and Measurement of Redeemable Securities,” these potential voting rights cause WPL’s preferred stock to be presented outside of total equity in Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets in a manner consistent with temporary equity defined in EITF Issue D-98.

IPL - The articles of incorporation of IPL contain a provision that grants the holders of its preferred stock voting rights for the election of two members of IPL’s Board of Directors if preferred dividends equal to the annual dividend requirements are in arrears. Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of the preferred stock. Therefore, IPL’s preferred stock is presented in total equity in Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets in a manner consistent with non-controlling interests defined in SFAS 160.

(8) SHORT- AND LONG-TERM DEBT

As of June 30, 2009, Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman Brothers Bank (Lehman) from the agreements. Lehman’s total commitment to the previous credit facilities was $27 million, of which Alliant Energy (at the parent company level), IPL and WPL had $4 million, $13 million, and $10 million, respectively. At June 30, 2009, the three amended credit facilities totaled $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL). At June 30, 2009, commercial paper issued under Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions; Not Applicable (N/A)):

	Alliant Energy	Parent
	(Consolidated)	Company	IPL	WPL

Commercial paper:
Amount outstanding	$238	$--	$153	$85
Weighted-average remaining maturity	9 days	N/A	13 days	1 day
Weighted-average interest rates	0.63%	N/A	0.74%	0.43%
Available credit facility capacity	$385	$96	$134	$155

In July 2009, IPL issued $300 million of 6.25% senior debentures due 2039 and used the proceeds initially to repay short-term debt and invest in short-term assets and thereafter to redeem $135 million of its senior debentures in August 2009. In July 2009, WPL issued $250 million of 5.00% debentures due 2019 and used the proceeds initially to repay short-term debt and invest in short-term assets.

Refer to Note 12(c) for information on an alleged default under the Indenture for the Exchangeable Senior Notes due 2030 that could trigger a cross default provision under Alliant Energy’s credit facility agreement.

(9) INVESTMENTS

(a) Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

American Transmission Company LLC (ATC)	($8.3)	($7.7)	($17.5)	($15.0)
Other	(0.3)	0.5	(0.3)	0.3

	($8.6)	($7.2)	($17.8)	($14.7)

Summary financial information from the unaudited financial statements of ATC for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Operating revenues	$129.0	$116.1	$255.2	$225.2
Operating income	72.4	62.8	141.7	121.0
Net income	52.7	45.7	103.6	88.1

(b) Other Investments - Information relating to various debt and equity securities held by Alliant Energy at June 30, 2009 and Dec. 31, 2008 that are marked-to-market each reporting period as a result of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” was as follows (in millions):

	June 30, 2009		Dec. 31, 2008

	Carrying/Fair	Unrealized Gains,	Carrying/Fair	Unrealized Gains,
	Value	Net of Tax	Value	Net of Tax

Available-for-sale securities	$3.4	$0.2	$3.8	$0.2

(10) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at June 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Alliant Energy		IPL		WPL

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value

June 30, 2009
Assets:
Derivative assets (Note 11(a))	$38.7	$38.7	$23.2	$23.2	$15.3	$15.3
Available-for-sale securities (Note 9(b))	3.4	3.4	2.2	2.2	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8)	1,884.7	2,205.2	995.4	1,044.6	783.0	887.9
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	245.8	183.8	197.1	60.0	48.7
Derivative liabilities (Note 11(a))	139.2	139.2	87.2	87.2	52.0	52.0

Dec. 31, 2008
Assets:
Derivative assets (Note 11(a))	28.4	28.4	8.7	8.7	19.6	19.6
Available-for-sale securities (Note 9(b))	3.8	3.8	2.3	2.3	--	--
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8)	1,884.7	2,107.0	995.2	991.8	782.9	861.7
Cumulative preferred stock of subsidiaries (Note 7(b))	243.8	242.1	183.8	192.3	60.0	49.8
Derivative liabilities (Note 11(a))	103.0	103.0	88.2	88.2	14.8	14.8

Valuation Techniques -

Derivative assets and liabilities - Derivative assets and liabilities include electricity swap contracts, natural gas swap contracts, financial transmission rights (FTRs) and embedded foreign currency derivatives. Substantially all of IPL’s and WPL’s electricity and natural gas swap contracts are non-exchange-based derivatives valued using indicative price quotations available through broker or dealer quotations or from on-line exchanges. IPL and WPL corroborate these indicative price quotations using quoted prices for similar assets or liabilities in active markets. The indicative price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources believed to provide the most liquid market for the commodity. IPL’s and WPL’s electricity and natural gas swaps are predominately at liquid trading points. IPL’s and WPL’s FTRs are measured at fair value each reporting period using monthly or annual auction shadow prices from relevant auctions. The embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas are measured at fair value each reporting period using an extrapolation of forward currency rates. Refer to Note 11(a) for additional details of Alliant Energy’s derivative assets and liabilities.

Available for sale securities - The fair value of Resources’ investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities are measured at fair value each reporting period using quoted market prices on listed exchanges. Refer to Note 9(b) for additional details of Alliant Energy’s available for sale securities.

Long-term debt (including current maturities) - For long-term debt instruments that are actively traded, the fair value was based upon quoted market prices each year end. For long-term debt instruments that are not actively traded, the fair value was based on discounted cash flow methodology and utilizes assumptions of current market pricing curves. Refer to Note 8 for additional details of Alliant Energy’s long-term debt.

Cumulative preferred stock of subsidiaries - The fair values of IPL’s 8.375% and 7.10% cumulative preferred stock were based on their closing market prices quoted by the New York Stock Exchange each year end. The fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market prices quoted by the NYSE Amex LLC each year end. The fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 7(b) for additional details of Alliant Energy’s cumulative preferred stock of subsidiaries.

Valuation Hierarchy - SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 – Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Level 1 assets primarily include Resource’s investment in Capstone Turbine Corporation’s common stock and IPL’s investments in various debt and equity securities.

Level 2 - Pricing inputs are quoted prices for similar asset or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. Level 2 assets and liabilities include non-exchange traded derivatives such as electricity and natural gas swap contracts utilized by IPL and WPL.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. Level 3 assets and liabilities include IPL’s and WPL’s financial transmission rights and embedded foreign currency derivatives.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

Recurring Fair Value Measurements - Alliant Energy’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2 (a)	Level 3 (b)

June 30, 2009
Assets:
Derivative assets	$38.7	$0.2	$12.2	$26.3
Available-for-sale securities	3.4	3.4	--	--
Liabilities:
Derivative liabilities	139.2	--	123.2	16.0

Dec. 31, 2008
Assets:
Derivative assets	28.4	0.1	2.6	25.7
Available-for-sale securities	3.8	3.8	--	--
Liabilities:
Derivative liabilities	103.0	--	92.0	11.0
(a)	Primarily electricity and natural gas swap contracts
(b)	Primarily embedded foreign currency derivatives, electricity swap contracts and FTRs

Additional information for Alliant Energy’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net

Three months ended June 30	2009	2008

Beginning balance, April 1	$2.6	$10.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(1.1)	18.4
Purchases, sales, issuances and settlements, net	8.8	(2.8)

Ending balance, June 30	$10.3	$26.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	$2.7	$26.3

Six months ended June 30
Beginning balance, Jan. 1	$14.7	$27.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(7.2)	11.8
Purchases, sales, issuances and settlements, net	2.8	(13.2)

Ending balance, June 30	$10.3	$26.3

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	($6.7)	$26.3

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on Alliant Energy’s Condensed Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements - In the second quarter of 2009, Alliant Energy’s fair value measurement subject to the disclosure requirements of SFAS 157 that was measured at fair value on a nonrecurring basis was as follows (in millions):

	Fair Value at
	June 30, 2009	Level 1	Level 2	Level 3	Total Losses

IPL’s steam plant in service	$6.3	$--	$--	$6.3	($4.0)

In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to customers in downtown Cedar Rapids in late 2009. As a result of this decision, IPL assessed the recoverability of its steam assets in downtown Cedar Rapids and determined the carrying amount of the assets exceeded the expected undiscounted future cash flows from the assets. The carrying value of the assets was reduced by $4 million in the second quarter of 2009 to equal the estimated fair value of the assets at June 30, 2009 of $6 million. The fair value of the assets was estimated using the expected cash flows from the assets for the remainder of 2009 and the anticipated salvage value of the assets. Alliant Energy and IPL recognized the $4 million impairment charge in “Utility other operation and maintenance expenses” in their Condensed Consolidated Income Statements in the second quarter of 2009. Refer to Note 1(d) for further discussion of IPL’s steam plant in service.

(11) DERIVATIVE INSTRUMENTS

(a) Accounting for Derivative Instruments -

Purpose - Alliant Energy periodically uses derivative instruments for risk management purposes to mitigate exposures to fluctuations in interest rates, certain commodity prices, transmission congestion costs and currency exchange rates. Alliant Energy’s, IPL’s and WPL’s current derivative instruments have not been designated as hedging instruments, as defined under SFAS 133, “Accounting for Derivative Instruments and Hedging Relationships.” IPL’s and WPL’s derivative instruments include electricity swap contracts to mitigate pricing volatility for the electricity purchased to supply to their customers, natural gas swap contracts to mitigate pricing volatility for the fuel used to supply to the natural gas-fired electric generating facilities they operate, FTRs acquired to manage transmission congestion costs, natural gas swap contracts to mitigate pricing volatility for natural gas supplied to their retail customers and embedded foreign currency derivatives related to Euro-denominated payment terms included in the wind turbine supply contract with Vestas. Resources’ derivative instruments include oil contracts, which are used to mitigate pricing volatility for anticipated purchases of diesel fuel to fuel standby generators owned by its Non-regulated Generation business.

Notional Amounts - As of June 30, 2009, Alliant Energy, IPL and WPL had notional amounts related to outstanding swap contracts, forward contracts, FTRs and foreign currency denominated payments that were accounted for as derivative instruments as follows (units in thousands; Megawatt-hours (MWhs); Dekatherms (Dths)):

	2009	2010	2011	2012	Total

Alliant Energy:
Commodity:
Electricity (MWhs)	960	3,394	1,294	--	5,648
FTRs (MWs)	12	10	--	--	22
Natural gas (Dths)	21,133	28,220	12,655	6,182	68,190
Oil (gallons)	252	378	--	--	630
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

IPL:
Commodity:
Electricity (MWhs)	416	1,683	118	--	2,217
FTRs (MWs)	6	5	--	--	11
Natural gas (Dths)	19,073	20,732	6,895	--	46,700
Foreign exchange (Euro dollars)	--	44,420	14,806	--	59,226

WPL:
Commodity:
Electricity (MWhs)	544	1,711	1,176	--	3,431
FTRs (MWs)	6	5	--	--	11
Natural gas (Dths)	2,060	7,488	5,760	6,182	21,490

The notional amounts in the above table were computed by aggregating the absolute value of net purchase and sale positions within commodities for each year.

Financial Statement Presentation - Alliant Energy records derivative instruments at fair value on the balance sheet as assets or liabilities. At June 30, 2009 and Dec. 31, 2008, the fair values of current derivative assets were included in “Derivative assets,” non-current derivative assets were included in “Deferred charges and other,” current derivative liabilities were included in “Derivative liabilities” and non-current derivative liabilities were included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL

	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008

Current derivative assets:
Commodity contracts	$23.7	$18.1	$13.2	$7.4	$10.4	$10.7
Foreign exchange contracts	--	--	--	--	--	--

	$23.7	$18.1	$13.2	$7.4	$10.4	$10.7

Non-current derivative assets:
Commodity contracts	$7.5	$2.4	$2.5	$1.3	$4.9	$1.0
Foreign exchange contracts	7.5	7.9	7.5	--	--	7.9

	$15.0	$10.3	$10.0	$1.3	$4.9	$8.9

Current derivative liabilities:
Commodity contracts	$101.9	$76.7	$69.5	$68.9	$32.4	$7.8
Foreign exchange contracts	1.8	1.9	0.3	1.1	1.5	0.8

	$103.7	$78.6	$69.8	$70.0	$33.9	$8.6

Non-current derivative liabilities:
Commodity contracts	$35.0	$22.8	$17.4	$18.2	$17.6	$4.6
Foreign exchange contracts	0.5	1.6	--	--	0.5	1.6

	$35.5	$24.4	$17.4	$18.2	$18.1	$6.2

IPL and WPL generally record gains and losses from their derivative instruments with offsets to regulatory assets or liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Gains and losses from derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2009 were recorded as follows (in millions):

	Location of Gain (Loss) in Balance	Gain (Loss)

	Sheet or Statement of Income	Alliant Energy	IPL	WPL

Three months ended June 30, 2009
Commodity contracts	Regulatory assets (a)	($14.1)	$3.0	($17.1)
	Regulatory liabilities (a)	9.4	3.9	5.5
	Non-regulated operation and maintenance (b)	0.2	--	--
Foreign exchange contracts	Regulatory liabilities (a)	(3.7)	--	(3.7)

Six months ended June 30, 2009
Commodity contracts	Regulatory assets (a)	(93.8)	(51.3)	(42.5)
	Regulatory liabilities (a)	11.6	5.4	6.2
	Non-regulated operation and maintenance (b)	0.2	--	--
Foreign exchange contracts	Regulatory liabilities (a)	(0.4)	--	(0.4)
(a)	Balance Sheet
(b)	Statement of Income

Losses from commodity contracts during the first half of 2009 were primarily due to impacts of significant decreases in electricity and natural gas prices.

Credit Risk-related Contingent Features - Alliant Energy, IPL and WPL have entered into various agreements that contain credit risk-related contingent features including requirements for them to maintain certain credit ratings from each of the major credit rating agencies and limitations on their liability positions under the various agreements. In the event of a downgrade in their credit ratings or if their liability positions exceed certain contractual limits, Alliant Energy, IPL or WPL may need to provide credit support in the form of letters of credit or cash collateral up to the amount of their exposure under the contracts, or may need to unwind the contracts and pay the underlying liability positions.

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on June 30, 2009 was $139.2 million, $87.2 million and $52.0 million for Alliant Energy, IPL and WPL, respectively. At June 30, 2009, Alliant Energy, IPL and WPL all had investment-grade credit ratings. However, they exceeded their liability positions with certain counterparties requiring them to post cash collateral. This cash collateral has been allocated between the agreements accounted for as derivatives and those that are not accounted for as derivatives based on the percentage of the fair value of each on June 30, 2009. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on June 30, 2009, Alliant Energy, IPL and WPL would be required to post an additional $135.4 million, $86.9 million and $48.5 million, respectively, of credit support to their counterparties. Refer to Note 4(c) for additional details of total cash collateral posted by Alliant Energy, IPL and WPL at June 30, 2009.

(b) Weather Derivatives - Alliant Energy periodically uses non-exchange traded swap agreements based on cooling degree days (CDD) and heating degree days (HDD) measured in or near its utility service territories to reduce the impact of weather volatility on its electric and natural gas sales volumes. These weather derivatives are accounted for using the intrinsic value method. Any premiums paid related to these weather derivative agreements are expensed over each respective contract period. Alliant Energy’s ratepayers do not pay any of the premiums nor do they share in the gains or losses realized from these weather derivatives.

Alliant Energy periodically utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August. However, Alliant Energy did not enter into a CDD swap agreement for the June 1, 2009 to Aug. 31, 2009 time period.

In 2008, IPL and WPL each entered into separate non-exchange traded swap agreements based on HDD measured in Cedar Rapids, Iowa and Madison, Wisconsin, respectively, to reduce the impact of weather volatility on IPL’s and WPL’s margins for Nov. 1, 2008 to March 31, 2009. The actual HDD for Nov. 1, 2008 to Dec. 31, 2008 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $3.6 million (IPL paying $2.2 million and WPL paying $1.4 million) in January 2009. In addition, the actual HDD for Jan. 1, 2009 to March 31, 2009 were higher than those specified in the contracts, resulting in Alliant Energy paying the counterparty $5.2 million (IPL paying $3.2 million and WPL paying $2.0 million) in April 2009.

The counterparties to certain of these contracts were required to provide cash collateral to IPL and WPL. As of Dec. 31, 2008, the outstanding cash collateral received by IPL and WPL of $5.4 million and $1.4 million, respectively, was recorded in “Accounts payable” on the respective Condensed Consolidated Balance Sheets. All remaining cash collateral related to weather derivatives was returned to the counterparty in the first half of 2009.

A summary of the gains (losses) resulting from changes in the value of weather derivatives for the three and six months ended June 30 was as follows (in millions):

	Electric Utility Operating Revenues				Gas Utility Operating Revenues

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

IPL	$--	$2.4	($1.8)	$0.7	$--	$--	($1.4)	($1.5)
WPL	--	0.9	(0.8)	--	--	--	(1.2)	(1.3)

Alliant Energy	$--	$3.3	($2.6)	$0.7	$--	$--	($2.6)	($2.8)

(12) COMMITMENTS AND CONTINGENCIES

(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments. At June 30, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to certain capital expenditures for their wind projects were as follows (in millions):

	Alliant Energy	IPL	WPL

Wind projects (a)	$498	$223	$275

(a)

Primarily related to capital purchase obligations under a master supply agreement executed in 2008 with Vestas for the purchase of 500 MW of wind turbine generator sets and related equipment to support IPL’s and WPL’s wind generation plans. A portion of the future payments are denominated in Euros and therefore are subject to change with fluctuations in currency exchange rates. In addition, the master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. The amounts included in the above table reflect currency exchange rates and steel prices at June 30, 2009.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver energy to their utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At June 30, 2009, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL

Purchased power (a):
DAEC (IPL)	$843	$843	$--
Kewaunee Nuclear Power Plant (Kewaunee) (WPL)	338	--	338
Other	204	51	153

	1,385	894	491

Coal (b)	430	114	42
Natural gas	398	156	242
Emission allowances (c)	45	45	--
Other (d)	39	9	7

	$2,297	$1,218	$782

(a)	Includes payments required by purchased power agreements (PPAs) for capacity rights and minimum quantities of MWhs required to be purchased. Excludes contracts that are considered operating leases.
(b)

Corporate Services has entered into system-wide coal purchase contracts on behalf of IPL and WPL that include minimum future commitments of $274 million that have not been directly assigned to IPL and WPL since the specific needs of each utility were not yet known as of June 30, 2009.

(c)

IPL has entered into forward contracts to purchase sulfur dioxide (SO2) emission allowances with vintage years of 2014 through 2017 and nitrogen oxide (NOx) emission allowances with vintage years of 2009 through 2011 from various counterparties for $34 million and $11 million, respectively. IPL may utilize any SO2 emission allowances acquired under these forward contracts to meet requirements under the Acid Rain Program regulations or the more stringent Clean Air Interstate Rule (CAIR) emission reduction standards. IPL entered into the forward contracts to purchase NOx emission allowances solely for the purpose of compliance with the CAIR emission reduction standards. IPL is currently monitoring the status of the forward contracts to purchase SO2 and NOx emission allowances in light of various court rulings in 2008 and anticipated U.S. Environmental Protection Agency (EPA) proceedings regarding changes to CAIR. Alliant Energy and IPL do not currently believe any losses from these forward contracts are probable and therefore have not recognized any loss contingency amounts related to the forward contracts as of June 30, 2009. Alliant Energy and IPL are currently unable to predict the ultimate impact these forward contracts will have on their financial condition and results of operations.

(d)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2009.

(c) Legal Proceedings -

Exchangeable Senior Notes Indenture - Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota seeking a declaratory judgment that Resources is in breach of the Indenture. On Jan. 20, 2009, the U.S. District Court for the District of Minnesota filed an order that the case be transferred to the U.S. District Court for the Western District of Wisconsin (Court) in response to a motion by Alliant Energy and Resources.

In October 2008, Alliant Energy and Resources requested the Trustee to execute a Fifth Supplemental Indenture to the Indenture pursuant to which Alliant Energy would assume the obligations of Resources under the Indenture and the Notes and Resources would be released from its obligations under the Indenture and the Notes. On Nov. 18, 2008, the Trustee amended the complaint to seek a declaratory judgment that it is not required to execute the Fifth Supplemental Indenture. On Nov. 25, 2008, Alliant Energy and Resources executed and delivered to the Trustee the Fifth Supplemental Indenture, which the Trustee has refused to execute.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Trial is scheduled for February 2010. Alliant Energy and Resources intend to vigorously defend against this litigation. Alliant Energy does not currently believe any losses from the alleged default are probable and therefore has not recognized any related loss contingency amounts as of June 30, 2009.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The Trustee sent a notice (“Acceleration Notice”) dated April 22, 2009 to Alliant Energy and Resources that the holders of a majority of the principal amount of the Notes have determined that an “Event of Default” had occurred under the Indenture and declaring the full principal amount of the Notes due and payable. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. Alliant Energy and Resources do not believe an “Event of Default” has occurred and do not intend to make any accelerated payments with respect to the Notes unless ordered to do so by the Court. If the Court determined Alliant Energy’s and Resources’ interpretation of the Indenture to be incorrect, then Alliant Energy would be required to pay the aggregate principal amount of the Notes plus accrued interest and record a pre-tax loss of $364.2 million based on the amount of unamortized debt discount and unamortized debt expense on Alliant Energy’s Condensed Consolidated Balance Sheet at June 30, 2009. In addition, an “Event of Default” under the Indenture would also trigger cross default provisions in Alliant Energy’s credit facility agreement and IPL’s sales of accounts receivable program agreement that could result in the termination of such agreements. Alliant Energy and IPL have obtained waivers from the necessary parties to prevent an “Event of Default” from occurring through Dec. 31, 2009 under both the credit facility agreement and sales of accounts receivable program agreement. An “Event of Default” under the Indenture would not trigger a cross default for either of IPL’s or WPL’s credit facility agreements. Refer to Notes 4(a) and 8 for the amounts outstanding under IPL’s sales of accounts receivable program and Alliant Energy’s credit facility agreement, respectively, at June 30, 2009.

On Feb. 27, 2009, a purported shareowner filed in Dane County Circuit Court, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. As previously reported, the purported shareowner made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. As previously reported, the independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto. On July 30, 2009, the court granted a stay of the lawsuit until Sept. 15, 2009. Alliant Energy does not currently believe any losses from the purported shareowner action are probable and therefore has not recognized any related loss contingency amounts as of June 30, 2009.

Alliant Energy Cash Balance Pension Plan (Plan) - In February 2008, a class action lawsuit was filed against the Plan. The complaint alleges that Plan participants who received a lump sum distribution prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of the Employee Retirement Income Security Act of 1974 because the Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. The court has certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Plan who received a lump sum distribution of the cash balance formula benefit from Jan. 1, 1998 through Aug. 17, 2006 including: 1) persons who received a lump sum distribution from Jan. 1, 1998 through Feb. 28, 2002; and 2) persons who received a lump sum distribution from Feb. 29, 2002 through Aug. 17, 2006. Alliant Energy is contesting the case and the parties are proceeding with discovery. Trial is scheduled for April 2010. In addition, the projection rate is being considered by the IRS as part of its review of Alliant Energy’s request for a favorable determination letter with respect to the tax-qualified status of the Plan. Alliant Energy is currently working with the IRS to resolve the determination letter issue. Alliant Energy is currently unable to predict the final outcome of these matters or their impact on its financial condition or results of operations but believes an adverse outcome could have a material effect on retirement plan funding and expense for Alliant Energy, IPL and WPL. Alliant Energy does not currently believe any losses from these matters are probable nor can any losses from these matters be reasonably estimated and therefore has not recognized any related loss contingency amounts as of June 30, 2009.

(d) Guarantees and Indemnifications - Alliant Energy provided indemnifications associated with various sales of its non-regulated and utility businesses/assets for losses resulting from potential breach of the representations and warranties made by Alliant Energy on the sale dates and for the breach of its obligations under the sale agreements. Alliant Energy believes the likelihood of having to make any material cash payments under these indemnifications is remote. Alliant Energy recorded liabilities of $1 million related to these indemnifications as of June 30, 2009. The terms of the indemnifications provided by Alliant Energy at June 30, 2009 for the various sales were generally as follows (in millions):

Businesses/Assets Sold	Disposal Date	Maximum Limit	Expiration Date

Brazil	First quarter of 2006	$10	January 2011
New Zealand	Fourth quarter of 2006	135 (a)	March 2012
Mexico	Second quarter of 2007	20	June 2012

(a)	Based on exchange rates at June 30, 2009

Alliant Energy also continues to guarantee the abandonment obligations of Whiting Petroleum Corporation under the Point Arguello partnership agreements. The guarantee does not include a maximum limit. As of June 30, 2009, the present value of the abandonment obligations is estimated at $16 million. Alliant Energy believes that no payments will be made under this guarantee.

(e) Environmental Matters -

Manufactured gas plant (MGP) Sites - IPL and WPL have current or previous ownership interests in 40 and 14 sites, respectively, previously associated with the production of gas for which they may be liable for investigation, remediation and monitoring costs relating to the sites. IPL and WPL have received letters from state environmental agencies requiring no further action at nine and eight sites, respectively. Additionally, IPL has met state environmental agency expectations at three additional sites requiring no further action for soil remediation. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around the sites in order to protect public health and the environment.

IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies, most recently updated in the third quarter of 2008. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of Alliant Energy’s sites to be $22 million ($17 million for IPL and $5 million for WPL) to $44 million ($37 million for IPL and $7 million for WPL). At June 30, 2009, Alliant Energy, IPL and WPL had recorded $32 million, $26 million and $6 million, respectively, in current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL also monitor various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental regulations, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental regulations that may require significant future expenditures by Alliant Energy, IPL and WPL include, among others: CAIR, Clean Air Visibility Rule, Clean Air Mercury Rule, Utility Maximum Available Control Technology (MACT) Rule, Wisconsin Reasonably Available Control Technology Rule, Wisconsin State Mercury Rule, Ozone National Ambient Air Quality Standards (NAAQS) Rule, Nitrogen Dioxide (NO2) NAAQS Rule, Fine Particle NAAQS Rule, Industrial Boiler and Process Heater Case-by-Case MACT Rule, Section 316(b) of the Clean Water Act, the Wisconsin State Thermal Rule, Coal Combustion By-products Rule and various legislation being considered to regulate the emission of GHG.

(f) MISO RSG Settlements - In November 2008, FERC issued two written orders, requiring MISO to resettle two separate amounts of historical RSG charges from its wholesale energy market. These settlements involve MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants. Based upon initial estimates, both IPL and WPL anticipated they would be net recipients of RSG charge revenues from the two settlements upon their completion in the first quarter of 2010. During the first half of 2009, IPL and WPL received $3 million and $2 million, respectively, of net benefits from the two settlements.

In May 2009, FERC issued an order reversing portions of its November 2008 orders and directed MISO to cease one of the ongoing settlements and to reconcile the amounts paid and the amounts collected therein so that each MISO participant is returned to the financial position it was in before the settlement began. At June 30, 2009, Alliant Energy, IPL and WPL had $2 million, $1 million and $1 million, respectively, of obligations recorded in “Other current liabilities” on their Condensed Consolidated Balance Sheets for settlement benefits they received to date that are expected to be returned to MISO based on the FERC order issued in May 2009. In June 2009, FERC issued another order reversing additional portions of its November 2008 orders that had the effect of substantially reducing the amount of anticipated RSG settlements compared to initial estimates. The FERC orders have been appealed to the U.S. Court of Appeals for the D.C. Circuit.

In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for a portion of the total net benefit originally anticipated from the RSG settlements. As a result of the FERC orders issued in the second quarter of 2009, WPL requested that the PSCW either allow a rehearing to revise the ordering points or grant permission to defer until a future rate case any amounts refunded to retail customers that are not recovered from MISO. In June 2009, the PSCW approved WPL’s request to defer the difference between the RSG refunds made to its retail customers in the second quarter of 2009 and any RSG settlements WPL ultimately retains from MISO. At June 30, 2009, Alliant Energy and WPL had a $2 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for RSG refunds WPL made to its retail customers in the second quarter of 2009 that are currently not expected to be received from MISO.

IPL and WPL still expect to be net recipients of RSG revenues from the settlements when completed but are currently unable to determine the amount of RSG revenues they will ultimately retain. IPL expects any net benefit ultimately retained from the RSG settlements will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms. WPL expects the wholesale portion of any net benefit ultimately retained from the RSG settlements will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism.

(g) DAEC Spent Nuclear Fuel Litigation Settlement - In 2004, IPL, on behalf of itself and the other DAEC co-owners, filed a claim against the U.S. Department of Energy (DOE) for recovery of damages due to the DOE’s delay in accepting spent nuclear fuel produced at DAEC. In 2006, IPL entered into an asset sale agreement (ASA) with FPL Energy Duane Arnold, LLC (FPL Energy), a subsidiary of FPL Group, Inc., to sell its 70% interest in DAEC. Under the terms of the ASA, FPL Energy assumed the obligations and rights to pursue and recover damages resulting from the DOE claim filed by IPL in 2004. The terms of the ASA also included a provision that granted IPL the right to a portion of any recovery of damages resulting from the DOE claim. In March 2009, FPL Energy entered into a settlement agreement with the DOE regarding this claim. Based on the terms of the ASA, the settlement agreement between FPL Energy and the DOE, and an agreement between FPL Energy and IPL, FPL Energy paid IPL $16.6 million in the second quarter of 2009. Pursuant to an arrangement between IPL and its former DAEC joint partners, IPL paid $5.0 million to its former DAEC joint partners in the second quarter of 2009 for their 30% interest of the proceeds received from FPL Energy. Alliant Energy and IPL expect the remaining proceeds will be used for the benefit of IPL’s customers and therefore recognized a regulatory liability of $11.6 million on their Condensed Consolidated Balance Sheets at June 30, 2009.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations. Refer to Note 1(d) for details on WPL’s acquisition of NEF and related assets from Resources on June 1, 2009.

									Alliant
	Utility Business				Non-regulated Businesses				Energy

	Electric	Gas	Other	Total	RMT	Other	Total	Other	Consolidated

Three Months Ended June 30, 2009
Operating revenues	$567.8	$58.1	$18.3	$644.2	$86.6	$12.9	$99.5	($1.4)	$742.3
Operating income (loss)	61.0	--	(1.6)	59.4	--	4.5	4.5	(1.1)	62.8
Net income (loss) attributable to
Alliant Energy common shareowners				26.3	0.2	4.5	4.7	(1.9)	29.1

Three Months Ended June 30, 2008
Operating revenues	576.7	121.1	15.6	713.4	98.2	17.4	115.6	(1.6)	827.4
Operating income (loss)	65.4	4.4	(1.2)	68.6	4.7	7.2	11.9	1.5	82.0
Amounts attributable to Alliant Energy
common shareowners:
Income from continuing operations, net of tax				36.2	3.2	9.4	12.6	3.0	51.8
Income from discontinued operations, net of tax				--	--	9.0	9.0	--	9.0
Net income attributable to Alliant Energy
common shareowners				36.2	3.2	18.4	21.6	3.0	60.8

Six Months Ended June 30, 2009
Operating revenues	1,175.9	322.7	49.3	1,547.9	122.5	24.7	147.2	(2.9)	1,692.2
Operating income (loss)	106.2	29.4	0.1	135.7	(5.3)	6.5	1.2	(0.4)	136.5
Net income (loss) attributable to
Alliant Energy common shareowners				94.6	(2.2)	2.4	0.2	6.9	101.7

Six Months Ended June 30, 2008
Operating revenues	1,144.4	429.6	33.5	1,607.5	180.7	33.9	214.6	(2.7)	1,819.4
Operating income	132.2	46.7	2.0	180.9	10.1	14.0	24.1	2.1	207.1
Amounts attributable to Alliant Energy
common shareowners:
Income from continuing operations, net of tax				91.8	6.5	14.5	21.0	7.1	119.9
Income from discontinued operations, net of tax				--	--	9.0	9.0	--	9.0
Net income attributable to Alliant Energy
common shareowners				91.8	6.5	23.5	30.0	7.1	128.9

(14) OTHER INTANGIBLE ASSETS

Emission Allowances - Purchased emission allowances and related accumulated amortization were recorded as intangible assets in “Other assets - deferred charges and other” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL

	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008

Purchased emission allowances	$65.1	$65.1	$57.9	$57.9	$7.2	$7.2
Accumulated amortization	8.3	0.8	6.2	0.8	2.1	--

Amortization expense for emission allowances for the three and six months ended June 30 was recorded in “Electric production fuel and purchased power” in the Condensed Consolidated Statements of Income as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

IPL	$2.2	$--	$5.4	$--
WPL	1.0	--	2.1	--

Alliant Energy	$3.2	$--	$7.5	$--

At June 30, 2009, estimated amortization expense for calendar years 2009 through 2013 for purchased emission allowances was as follows (in millions):

	2009	2010	2011	2012	2013

IPL	$11.5	$11.5	$13.4	$9.3	$8.1
WPL	4.1	3.1	--	--	--

Alliant Energy	$15.6	$14.6	$13.4	$9.3	$8.1

(15) DISCONTINUED OPERATIONS

A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 was follows (in millions):

	Three Months	Six Months

Operating expenses	$0.2	$0.2
Income tax benefit (a)	(9.2)	(9.2)

Income from discontinued operations, net of tax	$9.0	$9.0

(a)

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

(16) ASSET RETIREMENT OBLIGATIONS (AROs)

A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Balance at Jan. 1	$48.4	$42.8	$30.5	$30.9	$17.9	$11.9
Liabilities incurred (a)	3.8	3.1	3.8	--	--	3.1
Accretion expense	1.5	1.2	0.8	0.9	0.7	0.3
Revisions in estimated cash flows (b)	--	5.7	--	5.7	--	--
Liabilities settled (c)	(1.4)	(0.5)	(1.3)	(0.5)	(0.1)	--

Balance at June 30	$52.3	$52.3	$33.8	$37.0	$18.5	$15.3

(a)

In the first half of 2009, IPL recorded an ARO of $3.8 million related to its Whispering Willow - East wind project. In the first half of 2008, WPL recorded an ARO of $3.1 million related to its Cedar Ridge wind project.

(b)

In the first half of 2008, IPL recorded revisions in estimated cash flows of $5.7 million due to the acceleration of anticipated asbestos remediation at its Sixth Street and Prairie Creek Generating Stations as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(c)

In the first half of 2009, IPL recorded liabilities settled of $1.2 million due to expenditures for asbestos and lead remediation at its Sixth Street and Prairie Creek Generating Stations required as a result of the impacts of the severe Midwest flooding at these generating stations in June 2008.

(17) VARIABLE INTEREST ENTITIES

After making an ongoing exhaustive effort, Alliant Energy and WPL concluded they were unable to obtain the information necessary from the counterparty (subsidiary of Calpine Corporation) for the Riverside PPA to determine whether the counterparty is a variable interest entity per FIN 46R and if WPL is the primary beneficiary. This PPA is currently accounted for as an operating lease. The counterparty for the Riverside PPA sells a portion of their generating capacity to WPL and can sell their energy output to WPL. Alliant Energy’s maximum exposure to loss from the Riverside PPA is undeterminable due to the inability to obtain the necessary information to complete such evaluation. Alliant Energy’s (primarily WPL’s) costs, excluding fuel costs, related to the Riverside PPA were $20.3 million and $28.2 million for the three and six months ended June 30, 2009 and $19.6 million and $28.2 million for the three and six months ended June 30, 2008, respectively.

(18) RELATED PARTIES

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. A summary of the related amounts billed between the parties for the three and six months ended June 30 is as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

ATC billings to WPL	$20.7	$20.2	$42.2	$40.9
WPL billings to ATC	2.6	2.7	4.8	4.9

As of June 30, 2009 and Dec. 31, 2008, WPL owed ATC net amounts of $5.8 million and $5.9 million, respectively.

Construction Services for IPL’s Whispering Willow - East Wind Project - IPL engaged RMT to provide certain construction services for its Whispering Willow - East wind project. During the first half of 2009, RMT billed IPL $28 million related to this project. As of June 30, 2009, IPL owed RMT $9.9 million related to this project.

WPL’s Acquisition of NEF From Resources - Refer to Note 1(d) for details of WPL’s acquisition of NEF and related assets from Resources in June 2009.

(19) EARNINGS PER SHARE

A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per weighted average common share (EPS) calculation for the three and six months ended June 30 was as follows (in thousands):

	Three Months		Six Months

	2009	2008	2009	2008

Weighted average common shares outstanding:
Basic EPS calculation	110,266	110,168	110,242	110,158
Effect of dilutive share-based awards	83	154	85	155

Diluted EPS calculation	110,349	110,322	110,327	110,313

The following options to purchase shares of common stock were excluded from the calculation of diluted EPS for the three and six months ended June 30 as the exercise prices were greater than the average market price:

	Three Months		Six Months

	2009	2008	2009	2008

Options to purchase shares of common stock	375,014	--	390,580	--
Weighted average exercise price of options excluded	$28.76	$--	$28.97	$--

(20) CAPITAL LEASES

At June 30, 2009 and Dec. 31, 2008, Alliant Energy’s gross assets under its capital leases (excluding capital leases between related parties) were $8 million and $3 million, and the related accumulated amortization was $1 million and $1 million, respectively. At June 30, 2009, Alliant Energy’s future minimum capital lease payments were as follows (in millions):

								Less: amount	Present value of net
								representing	minimum capital
	2009	2010	2011	2012	2013	Thereafter	Total	interest	lease payments

Capital leases	$1	$2	$1	$1	$1	$3	$9	$2	$7

(21) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On Nov. 25, 2008, Alliant Energy assumed the obligations under the Exchangeable Senior Notes due 2030 (Notes), which were originally issued by Resources (a wholly-owned subsidiary of Alliant Energy). The assumption of the Notes by Alliant Energy has been disputed by the indenture trustee for the Notes and is the subject of litigation as described in more detail in Note 12(c). If Alliant Energy does not prevail in this litigation, then the assumption by Alliant Energy may be reversed, with the Notes remaining at Resources. Prior to Nov. 25, 2008, Alliant Energy fully and unconditionally guaranteed the payment of principal and interest on the Notes and, as a result, was required to present condensed consolidating financial statements. The condensed consolidating financial statements provided in this note are being provided voluntarily pending the resolution of the litigation regarding the Notes and take into account that the assumption of the Notes by Alliant Energy occurred on Nov. 25, 2008. If the assumption is reversed, then the following items reflected on the condensed consolidating financial statements under Alliant Energy parent company would be reflected under Resources (in millions):

	Three Months		Six Months

Condensed consolidating income statement:	2009	2008	2009	2008

Interest expense	$2.6	$--	$5.2	$--

	As of	As of
Condensed consolidating balance sheet:	June 30, 2009	Dec. 31, 2008

Long-term debt, net	$39.1	$38.9
Deferred income taxes	131.9	142.5

No Alliant Energy subsidiaries were guarantors of Resources’ debt securities. The “Other Alliant Energy Subsidiaries” column includes amounts for IPL, WPL and Corporate Services. Alliant Energy’s condensed consolidating financial statements are as follows:

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Three Months Ended June 30, 2009
Operating revenues:
Utility:
Electric	$-	$-	$567.8	$-	$567.8
Gas	-	-	58.1	-	58.1
Other	-	-	18.3	-	18.3
Non-regulated	-	99.5	75.9	(77.3)	98.1

	-	99.5	720.1	(77.3)	742.3

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	264.2	-	264.2
Electric transmission service	-	-	58.3	-	58.3
Cost of gas sold	-	-	27.5	-	27.5
Other operation and maintenance	-	-	146.8	-	146.8
Non-regulated operation and maintenance	1.7	90.3	72.1	(73.6)	90.5
Depreciation and amortization	-	2.5	68.0	(3.8)	66.7
Taxes other than income taxes	-	2.2	24.9	(1.6)	25.5

	1.7	95.0	661.8	(79.0)	679.5

Operating income (loss)	(1.7)	4.5	58.3	1.7	62.8

Interest expense and other:
Interest expense	2.7	0.9	35.2	(3.1)	35.7
Equity income from unconsolidated investments, net	-	-	(8.6)	-	(8.6)
Allowance for funds used during construction	-	-	(11.3)	-	(11.3)
Interest income and other	(31.5)	(4.1)	(0.3)	34.5	(1.4)

	(28.8)	(3.2)	15.0	31.4	14.4

Income from continuing operations before income taxes	27.1	7.7	43.3	(29.7)	48.4

Income tax expense (benefit)	(1.9)	3.0	12.2	1.3	14.6

Net income	29.0	4.7	31.1	(31.0)	33.8

Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7

Net income attributable to Alliant Energy common shareowners	$29.0	$4.7	$26.4	($31.0)	$29.1

Three Months Ended June 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$576.7	$-	$576.7
Gas	-	-	121.1	-	121.1
Other	-	-	15.6	-	15.6
Non-regulated	0.8	115.6	83.1	(85.5)	114.0

	0.8	115.6	796.5	(85.5)	827.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	281.2	-	281.2
Electric transmission service	-	-	44.4	-	44.4
Cost of gas sold	-	-	86.8	-	86.8
Other operation and maintenance	-	-	148.6	-	148.6
Non-regulated operation and maintenance	(0.1)	98.9	78.0	(80.3)	96.5
Depreciation and amortization	-	2.8	62.2	(3.3)	61.7
Taxes other than income taxes	-	2.0	25.9	(1.7)	26.2

	(0.1)	103.7	727.1	(85.3)	745.4

Operating income	0.9	11.9	69.4	(0.2)	82.0

Interest expense and other:
Interest expense	0.1	3.5	30.7	(4.0)	30.3
Equity (income) loss from unconsolidated investments, net	-	0.9	(8.1)	-	(7.2)
Allowance for funds used during construction	-	-	(4.4)	0.2	(4.2)
Interest income and other	(61.2)	(4.6)	0.4	61.2	(4.2)

	(61.1)	(0.2)	18.6	57.4	14.7

Income from continuing operations before income taxes	62.0	12.1	50.8	(57.6)	67.3

Income tax expense (benefit)	1.3	(0.5)	9.9	0.1	10.8

Income from continuing operations, net of tax	60.7	12.6	40.9	(57.7)	56.5

Income from discontinued operations, net of tax	-	9.0	-	-	9.0

Net income	60.7	21.6	40.9	(57.7)	65.5

Preferred dividend requirements of subsidiaries	-	-	4.7	-	4.7

Net income attributable to Alliant Energy common shareowners	$60.7	$21.6	$36.2	($57.7)	$60.8

Alliant Energy Corporation Condensed Consolidating Statements of Income (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

	(in millions)
Six Months Ended June 30, 2009
Operating revenues:
Utility:
Electric	$-	$-	$1,175.9	$-	$1,175.9
Gas	-	-	322.7	-	322.7
Other	-	-	49.3	-	49.3
Non-regulated	0.7	147.2	137.8	(141.4)	144.3

	0.7	147.2	1,685.7	(141.4)	1,692.2

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	586.6	-	586.6
Electric transmission service	-	-	117.0	-	117.0
Cost of gas sold	-	-	226.6	-	226.6
Other operation and maintenance	-	-	307.3	-	307.3
Non-regulated operation and maintenance	2.4	136.5	133.0	(136.9)	135.0
Depreciation and amortization	-	5.3	134.4	(7.9)	131.8
Taxes other than income taxes	-	4.2	50.5	(3.3)	51.4

	2.4	146.0	1,555.4	(148.1)	1,555.7

Operating income (loss)	(1.7)	1.2	130.3	6.7	136.5

Interest expense and other:
Interest expense	5.3	1.8	70.6	(6.3)	71.4
Equity (income) loss from unconsolidated investments, net	-	0.3	(18.1)	-	(17.8)
Allowance for funds used during construction	-	-	(20.8)	-	(20.8)
Interest income and other	(96.0)	(8.5)	(0.6)	102.0	(3.1)

	(90.7)	(6.4)	31.1	95.7	29.7

Income from continuing operations before income taxes	89.0	7.6	99.2	(89.0)	106.8

Income tax expense (benefit)	(12.5)	7.4	(4.9)	5.7	(4.3)

Net income	101.5	0.2	104.1	(94.7)	111.1

Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4

Net income attributable to Alliant Energy common shareowners	$101.5	$0.2	$94.7	($94.7)	$101.7

Six Months Ended June 30, 2008
Operating revenues:
Utility:
Electric	$-	$-	$1,144.4	$-	$1,144.4
Gas	-	-	429.6	-	429.6
Other	-	-	33.5	-	33.5
Non-regulated	0.8	214.6	158.4	(161.9)	211.9

	0.8	214.6	1,765.9	(161.9)	1,819.4

Operating expenses:
Utility:
Electric production fuel and purchased power	-	-	559.1	-	559.1
Electric transmission service	-	-	90.1	-	90.1
Cost of gas sold	-	-	318.9	-	318.9
Other operation and maintenance	-	-	291.3	-	291.3
Non-regulated operation and maintenance	(0.1)	180.8	149.8	(153.2)	177.3
Depreciation and amortization	-	5.7	124.2	(6.6)	123.3
Taxes other than income taxes	-	4.0	50.2	(1.9)	52.3

	(0.1)	190.5	1,583.6	(161.7)	1,612.3

Operating income	0.9	24.1	182.3	(0.2)	207.1

Interest expense and other:
Interest expense	0.1	7.1	60.9	(8.1)	60.0
Equity (income) loss from unconsolidated investments, net	-	0.9	(15.6)	-	(14.7)
Allowance for funds used during construction	-	-	(7.7)	0.3	(7.4)
Interest income and other	(130.0)	(9.7)	(0.6)	129.0	(11.3)

	(129.9)	(1.7)	37.0	121.2	26.6

Income from continuing operations before income taxes	130.8	25.8	145.3	(121.4)	180.5

Income taxes	2.2	4.8	44.1	0.1	51.2

Income from continuing operations, net of tax	128.6	21.0	101.2	(121.5)	129.3

Income from discontinued operations, net of tax	-	9.0	-	-	9.0

Net income	128.6	30.0	101.2	(121.5)	138.3

Preferred dividend requirements of subsidiaries	-	-	9.4	-	9.4

Net income attributable to Alliant Energy common shareowners	$128.6	$30.0	$91.8	($121.5)	$128.9

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of June 30, 2009 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,387.9	$-	$6,387.9
Other plant in service	-	-	1,272.1	-	1,272.1
Accumulated depreciation	-	-	(2,878.2)	-	(2,878.2)
Leased Sheboygan Falls Energy Facility, net	-	-	98.6	(98.6)	-
Construction work in progress:
Whispering Willow - East wind project (IPL)	-	-	366.5	-	366.5
Other	-	-	290.5	-	290.5
Bent Tree wind project (WPL)	-	-	57.8	-	57.8
Other, net	-	-	44.1	-	44.1

Total utility	-	-	5,639.3	(98.6)	5,540.7

Non-regulated and other:
Non-regulated Generation, net	-	11.9	-	124.1	136.0
Alliant Energy Corporate Services, Inc. and other, net	-	82.2	57.6	(0.2)	139.6

Total non-regulated and other	-	94.1	57.6	123.9	275.6

	-	94.1	5,696.9	25.3	5,816.3

Current assets:
Cash and cash equivalents	74.6	167.8	3.8	-	246.2
Accounts receivable, net	-	61.1	315.6	(67.4)	309.3
Income tax refunds receivable	19.3	10.3	105.7	(5.3)	130.0
Gas stored underground, at weighted average cost	-	-	33.0	-	33.0
Regulatory asets	-	-	127.5	-	127.5
Derivative assets	-	-	23.7	-	23.7
Other	101.0	21.2	258.3	(112.3)	268.2

	194.9	260.4	867.6	(185.0)	1,137.9

Investments:
Consolidated subsidiaries	2,800.4	-	-	(2,800.4)	-
Other	17.6	6.3	243.2	-	267.1

	2,818.0	6.3	243.2	(2,800.4)	267.1

Other assets:
Regulatory assets	-	-	926.8	-	926.8
Deferred charges and other	1.8	166.2	265.3	(246.1)	187.2

	1.8	166.2	1,192.1	(246.1)	1,114.0

Total assets	$3,014.7	$527.0	$7,999.8	($3,206.2)	$8,335.3

CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock and additional paid-in capital	$1,498.4	$443.4	$1,864.7	($2,308.1)	$1,498.4
Retained earnings	1,352.7	(96.7)	590.3	(491.1)	1,355.2
Accumulated other comprehensive loss	(1.4)	(1.4)	-	1.4	(1.4)
Shares in deferred compensation trust	(7.9)	-	-	-	(7.9)

Total Alliant Energy Corporation common equity	2,841.8	345.3	2,455.0	(2,797.8)	2,844.3
Cumulative preferred stock of IPL	-	-	183.8	-	183.8
Noncontrolling interest	-	2.1	-	-	2.1

Total equity	2,841.8	347.4	2,638.8	(2,797.8)	3,030.2
Cumulative preferred stock of WPL	-	-	60.0	-	60.0
Long-term debt, net (excluding current portion)	39.1	65.7	1,543.4	-	1,648.2

	2,880.9	413.1	4,242.2	(2,797.8)	4,738.4

Current liabilities:
Current maturities of long-term debt	-	1.5	235.0	-	236.5
Commercial paper	-	-	237.5	-	237.5
Accounts payable	1.2	29.7	352.9	(68.9)	314.9
Regulatory liabilities	-	-	55.5	-	55.5
Derivative liabilities	-	-	103.7	-	103.7
Other	2.3	22.5	291.4	(117.7)	198.5

	3.5	53.7	1,276.0	(186.6)	1,146.6

Other long-term liabilities and deferred credits:
Deferred income taxes	128.3	43.6	892.1	1.8	1,065.8
Other	2.0	16.6	1,589.5	(223.6)	1,384.5

	130.3	60.2	2,481.6	(221.8)	2,450.3

Total capitalization and liabilities	$3,014.7	$527.0	$7,999.8	($3,206.2)	$8,335.3

Alliant Energy Corporation Condensed Consolidating Balance Sheet as of Dec. 31, 2008 (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

ASSETS	(in millions)
Property, plant and equipment:
Utility:
Electric plant in service	$-	$-	$6,018.8	$-	$6,018.8
Other plant in service	-	-	1,242.6	-	1,242.6
Accumulated depreciation	-	-	(2,766.2)	-	(2,766.2)
Leased Sheboygan Falls Energy Facility, net	-	-	101.7	(101.7)	-
Construction work in progress:
Whispering Willow - East wind project (IPL)	-	-	189.4	-	189.4
Other	-	-	294.2	-	294.2
Bent Tree wind project (WPL)	-	-	1.1	-	1.1
Other, net	-	-	21.3	-	21.3

Total utility	-	-	5,102.9	(101.7)	5,001.2

Non-regulated and other:
Non-regulated Generation, net	-	104.0	-	126.1	230.1
Alliant Energy Corporate Services, Inc. and other, net	-	70.4	52.0	(0.2)	122.2

Total non-regulated and other	-	174.4	52.0	125.9	352.3

	-	174.4	5,154.9	24.2	5,353.5

Current assets:
Cash and cash equivalents	241.7	92.6	12.6	-	346.9
Accounts receivable, net	0.4	45.4	569.7	(56.8)	558.7
Income tax refunds receivable	19.3	8.2	57.0	(16.8)	67.7
Gas stored underground, at weighted average cost	-	-	75.0	-	75.0
Regulatory assets	-	-	101.6	-	101.6
Derivative assets	-	-	18.1	-	18.1
Other	69.6	27.9	263.7	(83.6)	277.6

	331.0	174.1	1,097.7	(157.2)	1,445.6

Investments:
Consolidated subsidiaries	2,653.0	-	-	(2,653.0)	-
Other	16.9	6.7	232.4	-	256.0

	2,669.9	6.7	232.4	(2,653.0)	256.0

Other assets:
Regulatory assets	-	-	933.1	-	933.1
Deferred charges and other	5.9	172.3	291.7	(256.6)	213.3

	5.9	172.3	1,224.8	(256.6)	1,146.4

Total assets	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock and additional paid-in capital	$1,496.0	$443.4	$1,766.6	($2,210.0)	$1,496.0
Retained earnings	1,333.9	(96.9)	541.2	(442.0)	1,336.2
Accumulated other comprehensive loss	(1.4)	(1.4)	-	1.4	(1.4)
Shares in deferred compensation trust	(7.3)	-	-	-	(7.3)

Total Alliant Energy Corporation common equity	2,821.2	345.1	2,307.8	(2,650.6)	2,823.5
Cumulative preferred stock of IPL	-	-	183.8	-	183.8
Noncontrolling interest	-	2.1	-	-	2.1

Total equity	2,821.2	347.2	2,491.6	(2,650.6)	3,009.4
Cumulative preferred stock of WPL	-	-	60.0	-	60.0
Long-term debt, net (excluding current portion)	38.9	66.3	1,643.1	-	1,748.3

	2,860.1	413.5	4,194.7	(2,650.6)	4,817.7

Current liabilities:
Current maturities of long-term debt	-	1.4	135.0	-	136.4
Commercial paper	-	-	86.1	-	86.1
Accounts payable	0.5	31.4	451.4	(58.2)	425.1
Regulatory liabilities	-	-	101.9	-	101.9
Derivative liabilities	-	-	78.6	-	78.6
Other	5.9	29.8	274.9	(100.5)	210.1

	6.4	62.6	1,127.9	(158.7)	1,038.2

Other long-term liabilities and deferred credits:
Deferred income taxes	137.9	37.4	794.3	1.6	971.2
Other	2.4	14.0	1,592.9	(234.9)	1,374.4

	140.3	51.4	2,387.2	(233.3)	2,345.6

Total capitalization and liabilities	$3,006.8	$527.5	$7,709.8	($3,042.6)	$8,201.5

Alliant Energy Corporation Condensed Consolidating Statements of Cash Flows (Unaudited)

	Alliant Energy		Other Alliant		Consolidated
	Parent		Energy	Consolidating	Alliant
	Company	Resources	Subsidiaries	Adjustments	Energy

Six Months Ended June 30, 2009	(in millions)

Net cash flows from (used for) operating activities	$45.7	($6.0)	$447.1	($46.9)	$439.9

Cash flows from (used for) investing activities:
Construction and acquisition expenditures:
Utility business:
WPL's acquisition of NEF and related assets	-	-	(92.4)	92.4	-
Other	-	-	(597.8)	-	(597.8)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(12.7)	(17.7)	-	(30.4)
Proceeds from sale of NEF and related assets to WPL	-	92.4	-	(92.4)	-
Capital contributions to subsidiaries	(150.0)	-	-	150.0	-
Capital repayments from subsidiaries	51.9	-	-	(51.9)	-
Collections of advances for customer energy
efficiency projects	-	-	41.1	-	41.1
Other	-	3.2	(4.4)	-	(1.2)

Net cash flows from (used for) investing activities	(98.1)	82.9	(671.2)	98.1	(588.3)

Cash flows from (used for) financing activities:
Common stock dividends	(82.7)	-	(45.5)	45.5	(82.7)
Capital contributions from parent	-	-	150.0	(150.0)	-
Repayment of capital to parent	-	-	(51.9)	51.9	-
Net change in short-term borrowings	(31.4)	-	182.8	-	151.4
Other	(0.6)	(1.7)	(20.1)	1.4	(21.0)

Net cash flows from (used for) financing activities	(114.7)	(1.7)	215.3	(51.2)	47.7

Net increase (decrease) in cash and cash equivalents	(167.1)	75.2	(8.8)	-	(100.7)
Cash and cash equivalents at beginning of period	241.7	92.6	12.6	-	346.9

Cash and cash equivalents at end of period	$74.6	$167.8	$3.8	$-	$246.2

Six Months Ended June 30, 2008
Net cash flows from (used for) operating activities	$46.8	($25.7)	$291.3	($52.5)	$259.9

Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	-	-	(429.5)	-	(429.5)
Alliant Energy Corporate Services, Inc. and
non-regulated businesses	-	(6.5)	(7.8)	-	(14.3)
Capital contributions to subsidiaries	(100.0)	-	-	100.0	-
Collections of advances for customer energy
efficiency projects	-	-	19.7	-	19.7
Other	0.1	3.4	(2.2)	(0.6)	0.7

Net cash flows used for investing activities	(99.9)	(3.1)	(419.8)	99.4	(423.4)

Cash flows from (used for) financing activities:
Common stock dividends	(77.1)	-	(51.9)	51.9	(77.1)
Capital contributions from parent	-	-	100.0	(100.0)	-
Net change in short-term borrowings	-	-	95.8	-	95.8
Other	1.9	0.2	(30.2)	1.2	(26.9)

Net cash flows from (used for) financing activities	(75.2)	0.2	113.7	(46.9)	(8.2)

Net decrease in cash and cash equivalents	(128.3)	(28.6)	(14.8)	-	(171.7)
Cash and cash equivalents at beginning of period	589.3	93.7	62.6	-	745.6

Cash and cash equivalents at end of period	$461.0	$65.1	$47.8	$-	$573.9

Supplemental Cash Flows Information:
Six Months Ended June 30, 2009
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$5.3	($2.9)	$71.3	$-	$73.7
Income taxes, net of refunds	(1.9)	(8.6)	(11.1)	-	(21.6)
Noncash investing and financing activities:
Capital lease obligations incurred	-	3.4	1.8	-	5.2

Six Months Ended June 30, 2008
Cash paid during the period for:
Interest, net of capitalized interest	1.6	15.2	55.3	-	72.1
Income taxes, net of refunds	6.7	55.6	71.0	-	133.3

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)
Operating revenues:
Electric utility	$294.7	$301.7	$604.8	$578.8
Gas utility	32.5	70.6	185.5	250.7
Steam and other	16.6	13.1	45.9	29.2
	343.8	385.4	836.2	858.7

Operating expenses:
Electric production fuel and purchased power	124.1	142.0	286.0	263.0
Electric transmission service	34.8	20.4	69.9	42.5
Cost of gas sold	15.4	52.0	132.2	191.9
Other operation and maintenance	86.3	91.9	191.4	178.1
Depreciation and amortization	36.5	32.8	72.4	65.1
Taxes other than income taxes	13.0	14.0	26.4	27.9
	310.1	353.1	778.3	768.5

Operating income	33.7	32.3	57.9	90.2

Interest expense and other:
Interest expense	18.1	14.9	35.8	29.4
Allowance for funds used during construction	(10.6)	(1.9)	(19.2)	(3.2)
Interest income	(0.3)	-	(0.4)	(0.5)
	7.2	13.0	16.2	25.7

Income before income taxes	26.5	19.3	41.7	64.5

Income tax expense (benefit)	7.1	(1.2)	(19.4)	14.8

Net income	19.4	20.5	61.1	49.7

Preferred dividend requirements	3.8	3.8	7.7	7.7

Earnings available for common stock	$15.6	$16.7	$53.4	$42.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2009	2008

	(in millions)
Property, plant and equipment:
Electric plant in service	$3,690.5	$3,518.5
Gas plant in service	396.6	391.5
Steam plant in service	50.4	54.2
Other plant in service	240.3	228.7
Accumulated depreciation	(1,658.7)	(1,600.3)
Net plant	2,719.1	2,592.6
Construction work in progress:
Whispering Willow - East wind project	366.5	189.4
Other	216.6	205.8
Other, less accumulated depreciation	24.3	18.6
	3,326.5	3,006.4

Current assets:
Cash and cash equivalents	0.7	6.2
Accounts receivable:
Customer, less allowance for doubtful accounts	-	107.1
Unbilled utility revenues	30.2	93.7
Other, less allowance for doubtful accounts	41.5	60.0
Income tax refunds receivable	78.7	48.6
Production fuel, at weighted average cost	90.0	70.0
Materials and supplies, at weighted average cost	32.1	30.4
Gas stored underground, at weighted average cost	7.5	27.1
Regulatory assets	76.3	79.8
Derivative assets	13.2	7.4
Other	8.3	30.7
	378.5	561.0

Investments	14.6	15.2

Other assets:
Regulatory assets	556.0	554.5
Deferred charges and other	77.1	73.8
	633.1	628.3

Total assets	$4,352.7	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per
	share and share amounts)

Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - authorized 24,000,000 shares;
13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	996.2	998.1
Retained earnings	170.2	116.8
Total Interstate Power and Light Company common equity	1,199.8	1,148.3
Cumulative preferred stock	183.8	183.8
Total equity	1,383.6	1,332.1
Long-term debt, net (excluding current portion)	860.4	860.2
	2,244.0	2,192.3

Current liabilities:
Current maturities of long-term debt	135.0	135.0
Commercial paper	153.0	42.4
Accounts payable	146.2	222.4
Accounts payable to associated companies	44.7	30.5
Regulatory liabilities	40.0	51.0
Accrued taxes	45.3	46.4
Derivative liabilities	69.8	70.0
Other	65.2	70.5
	699.2	668.2

Other long-term liabilities and deferred credits:
Deferred income taxes	557.9	500.0
Regulatory liabilities	470.0	463.8
Pension and other benefit obligations	214.9	213.9
Other	166.7	172.7
	1,409.5	1,350.4

Total capitalization and liabilities	$4,352.7	$4,210.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008

	(in millions)
Cash flows from operating activities:
Net income	$61.1	$49.7
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	72.4	65.1
Deferred tax expense (benefit) and investment tax credits	31.5	(11.7)
Equity component of allowance for funds used during construction	(15.0)	(2.1)
Other	7.7	10.6
Other changes in assets and liabilities:
Accounts receivable	73.7	(9.0)
Sale of accounts receivable	115.0	40.0
Income tax refunds receivable	(30.1)	(3.3)
Production fuel	(20.0)	(3.5)
Gas stored underground	19.6	30.0
Derivative assets	(14.5)	(78.8)
Prepaid gas costs	22.7	(4.6)
Accounts payable	(46.7)	(14.4)
Regulatory liabilities	(4.9)	63.1
Deferred income taxes	25.5	5.2
Other	(2.4)	(7.0)
Net cash flows from operating activities	295.6	129.3

Cash flows used for investing activities:
Utility construction and acquisition expenditures	(409.4)	(260.3)
Advances for customer energy efficiency projects	-	(0.8)
Collections of advances for customer energy efficiency projects	2.8	2.5
Insurance proceeds received for property damages	15.0	-
Other	(6.3)	(8.1)
Net cash flows used for investing activities	(397.9)	(266.7)

Cash flows from financing activities:
Common stock dividends	-	(29.1)
Preferred stock dividends	(7.7)	(7.7)
Capital contribution from parent	50.0	100.0
Repayment of capital to parent	(51.9)	-
Net change in short-term borrowings	110.6	39.6
Other	(4.2)	(4.2)
Net cash flows from financing activities	96.8	98.6

Net decrease in cash and cash equivalents	(5.5)	(38.8)

Cash and cash equivalents at beginning of period	6.2	39.4

Cash and cash equivalents at end of period	$0.7	$0.6

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$35.9	$27.1
Income taxes, net of refunds	($19.3)	$32.0
Noncash investing and financing activities:
Capital lease obligations incurred	$1.1	$-

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by IPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include IPL and its consolidated subsidiary. IPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in IPL’s latest combined Annual Report on Form 10-K.

IPL has evaluated subsequent events through the date and time the financial statements were issued on Aug. 6, 2009. In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008, the condensed consolidated financial position at June 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the six months June 30, 2009 and 2008 have been made. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on IPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

For the three and six months ended June 30, 2009 and 2008, IPL had no other comprehensive income, thus IPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of IPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$1.5	$1.5	$3.0	$3.0	$0.8	$0.7	$1.6	$1.4
Interest cost	4.0	4.0	8.1	7.9	1.8	1.8	3.6	3.6
Expected return on plan assets	(3.5)	(5.4)	(7.0)	(10.8)	(1.1)	(1.5)	(2.1)	(3.0)
Amortization of:
Transition obligation	--	--	--	--	0.1	0.1	0.1	0.1
Prior service cost (credit)	0.2	0.2	0.4	0.5	(0.4)	(0.4)	(0.8)	(0.8)
Actuarial loss	2.3	--	4.6	0.1	1.0	0.5	2.0	1.0

	$4.5	$0.3	$9.1	$0.7	$2.2	$1.2	$4.4	$2.3

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of IPL covered under the bargaining unit pension plans that are sponsored by IPL. The other postretirement benefits costs represent costs for all IPL employees. Corporate Services provides services to IPL and, as a result, IPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for IPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for IPL for the three and six months ended June 30 as follows (in millions; Not Applicable (N/A)):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

Non-bargaining IPL employees
participating in other plans	$1.0	($0.9)	$2.0	($1.8)	N/A	N/A	N/A	N/A
Allocated Corporate Service costs	0.5	0.2	0.9	0.5	$0.5	$0.3	$0.9	$0.7

IPL estimates that funding for the qualified pension plans for its bargaining unit employees and other postretirement benefits plans for 2009 will be $24 million and $9 million, respectively, of which $2 million and $4 million, respectively, have been contributed through June 30, 2009.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - IPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3

June 30, 2009
Assets:
Derivative assets	$23.2	$--	$5.7	$17.5
Available-for-sale securities	2.2	2.2	--	--
Liabilities:
Derivative liabilities	87.2	--	83.5	3.7

Dec. 31, 2008
Assets:
Derivative assets	8.7	--	1.6	7.1
Available-for-sale securities	2.3	2.3	--	--
Liabilities:
Derivative liabilities	88.2	--	81.4	6.8

Additional information for IPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net

Three months ended June 30	2009	2008

Beginning balance, April 1	$0.9	$4.4
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	0.3	6.6
Purchases, sales, issuances and settlements, net	12.6	(3.1)

Ending balance, June 30	$13.8	$7.9

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	$0.3	$7.9

Six months ended June 30
Beginning balance, Jan. 1	$0.3	$15.0
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	0.3	0.4
Purchases, sales, issuances and settlements, net	13.2	(7.5)

Ending balance, June 30	$13.8	$7.9

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	$0.3	$7.9

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on IPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended June 30, 2009
Operating revenues	$294.7	$32.5	$16.6	$343.8
Operating income (loss)	34.3	0.9	(1.5)	33.7
Earnings available for common stock				15.6

Three Months Ended June 30, 2008
Operating revenues	301.7	70.6	13.1	385.4
Operating income (loss)	31.7	1.9	(1.3)	32.3
Earnings available for common stock				16.7

Six Months Ended June 30, 2009
Operating revenues	604.8	185.5	45.9	836.2
Operating income	43.8	13.6	0.5	57.9
Earnings available for common stock				53.4

Six Months Ended June 30, 2008
Operating revenues	578.8	250.7	29.2	858.7
Operating income	67.2	20.5	2.5	90.2
Earnings available for common stock				42.0

(18) RELATED PARTIES

Pursuant to a service agreement, IPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of IPL. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. A summary of the amounts billed from Corporate Services to IPL for the three and six months ended June 30 is as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Corporate Services billings to IPL	$40.8	$50.1	$74.7	$98.8

As of June 30, 2009 and Dec. 31, 2008, IPL had a net intercompany payable to Corporate Services of $96 million and $95 million, respectively.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)
Operating revenues:
Electric utility	$273.1	$275.0	$571.1	$565.6
Gas utility	25.6	50.5	137.2	178.9
Other	1.7	2.5	3.4	4.3
	300.4	328.0	711.7	748.8

Operating expenses:
Electric production fuel and purchased power	140.1	139.2	300.6	296.1
Electric transmission service	23.5	24.0	47.1	47.6
Cost of gas sold	12.1	34.8	94.4	127.0
Other operation and maintenance	60.5	56.7	115.9	113.2
Depreciation and amortization	28.2	26.6	55.2	53.6
Taxes other than income taxes	10.3	10.4	20.7	20.6
	274.7	291.7	633.9	658.1

Operating income	25.7	36.3	77.8	90.7

Interest expense and other:
Interest expense	17.2	15.1	34.7	29.8
Equity income from unconsolidated investments	(8.6)	(8.1)	(18.1)	(15.6)
Allowance for funds used during construction	(0.7)	(2.3)	(1.6)	(4.2)
Interest income and other	(0.2)	-	(0.2)	(0.1)
	7.7	4.7	14.8	9.9

Income before income taxes	18.0	31.6	63.0	80.8

Income taxes	6.4	11.2	20.1	29.3

Net income	11.6	20.4	42.9	51.5

Preferred dividend requirements	0.9	0.9	1.7	1.7

Earnings available for common stock	$10.7	$19.5	$41.2	$49.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2009	2008

	(in millions)
Property, plant and equipment:
Electric plant in service	$2,697.4	$2,500.3
Gas plant in service	378.5	370.1
Other plant in service	206.3	198.1
Accumulated depreciation	(1,219.5)	(1,165.9)
Net plant	2,062.7	1,902.6
Leased Sheboygan Falls Energy Facility, less accumulated amortization	98.6	101.7
Construction work in progress	73.9	88.4
Bent Tree wind project	57.8	1.1
Other, less accumulated depreciation	19.8	2.7
	2,312.8	2,096.5

Current assets:
Cash and cash equivalents	0.5	4.5
Accounts receivable:
Customer, less allowance for doubtful accounts	65.1	83.4
Unbilled utility revenues	66.3	92.5
Other, less allowance for doubtful accounts	54.2	75.9
Income tax refunds receivable	27.0	8.4
Production fuel, at weighted average cost	35.1	40.4
Materials and supplies, at weighted average cost	24.2	22.8
Gas stored underground, at weighted average cost	25.5	47.9
Regulatory assets	51.2	21.8
Prepaid gross receipts tax	36.8	37.8
Derivative assets	10.4	10.7
Other	24.6	25.6
	420.9	471.7

Investments:
Investment in American Transmission Company LLC	205.8	195.1
Other	22.8	22.2
	228.6	217.3

Other assets:
Regulatory assets	370.8	378.6
Deferred charges and other	76.4	101.4
	447.2	480.0

Total assets	$3,409.5	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30,	December 31,
CAPITALIZATION AND LIABILITIES	2009	2008

	(in millions, except per
	share and share amounts)

Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - authorized 18,000,000 shares;
13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	768.9	668.9
Retained earnings	420.1	424.4
Total Wisconsin Power and Light Company common equity	1,255.2	1,159.5
Cumulative preferred stock	60.0	60.0
Long-term debt, net (excluding current portion)	683.0	782.9
	1,998.2	2,002.4

Current liabilities:
Current maturities of long-term debt	100.0	-
Commercial paper	84.5	43.7
Accounts payable	101.5	130.9
Accounts payable to associated companies	21.3	26.1
Accrued interest	18.2	17.9
Regulatory liabilities	15.5	50.9
Derivative liabilities	33.9	8.6
Other	37.1	26.4
	412.0	304.5

Other long-term liabilities and deferred credits:
Deferred income taxes	369.3	329.3
Regulatory liabilities	168.4	174.1
Capital lease obligations - Sheboygan Falls Energy Facility	111.9	113.4
Pension and other benefit obligations	183.3	185.1
Other	166.4	156.7
	999.3	958.6

Total capitalization and liabilities	$3,409.5	$3,265.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008

	(in millions)
Cash flows from operating activities:
Net income	$42.9	$51.5
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	55.2	53.6
Other amortizations	17.5	19.2
Deferred tax expense and investment tax credits	41.5	13.6
Equity income from unconsolidated investments	(18.1)	(15.6)
Distributions from equity method investments	14.4	12.8
Other	(1.1)	(2.9)
Other changes in assets and liabilities:
Accounts receivable	60.1	1.4
Income tax refunds receivable	(18.6)	(5.4)
Gas stored underground	22.4	3.4
Regulatory assets	(38.6)	6.1
Accounts payable	(15.3)	25.2
Regulatory liabilities	(34.5)	(10.8)
Derivative liabilities	37.2	(1.0)
Other	5.4	(6.3)
Net cash flows from operating activities	170.4	144.8

Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Neenah Energy Facility and related assets	(92.4)	-
Other	(188.4)	(169.2)
Advances for customer energy efficiency projects	(12.0)	(11.0)
Collections of advances for customer energy efficiency projects	38.3	17.2
Other	(7.9)	12.4
Net cash flows used for investing activities	(262.4)	(150.6)

Cash flows used for financing activities:
Common stock dividends	(45.5)	(22.8)
Preferred stock dividends	(1.7)	(1.7)
Capital contribution from parent	100.0	-
Net change in short-term borrowings	40.8	56.2
Changes in cash overdrafts	(4.1)	(13.1)
Other	(1.5)	(1.5)
Net cash flows used for financing activities	88.0	17.1

Net increase (decrease) in cash and cash equivalents	(4.0)	11.3

Cash and cash equivalents at beginning of period	4.5	0.4

Cash and cash equivalents at end of period	$0.5	$11.7

Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$35.4	$28.0
Income taxes, net of refunds	($1.4)	$22.1
Noncash investing and financing activities:
Capital lease obligations incurred	$0.7	$-

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General - The interim condensed consolidated financial statements included herein have been prepared by WPL, without audit, pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements include WPL and its primary consolidated subsidiary. WPL is a direct subsidiary of Alliant Energy. These financial statements should be read in conjunction with the financial statements and the notes thereto included in WPL’s latest combined Annual Report on Form 10-K.

WPL has evaluated subsequent events through the date and time the financial statements were issued on Aug. 6, 2009. In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008, the condensed consolidated financial position at June 30, 2009 and Dec. 31, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been made. Results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending Dec. 31, 2009. A change in management’s estimates or assumptions could have a material impact on WPL’s financial condition and results of operations during the period in which such change occurred. Certain prior period amounts have been reclassified on a basis consistent with the current period financial statement presentation.

(3) COMPREHENSIVE INCOME

For the three and six months ended June 30, 2009 and 2008, WPL had no other comprehensive income, thus WPL’s comprehensive income was equal to its earnings available for common stock for all periods.

(6) BENEFIT PLANS

(a) Pension and Other Postretirement Benefits Plans - The components of WPL’s qualified pension benefits and other postretirement benefits costs for the three and six months ended June 30 were as follows (in millions):

	Qualified Pension Benefits				Other Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$1.3	$1.4	$2.6	$2.7	$0.9	$0.8	$1.7	$1.6
Interest cost	3.9	3.7	7.8	7.5	1.4	1.4	2.8	2.8
Expected return on plan assets	(3.5)	(5.3)	(7.0)	(10.7)	(0.3)	(0.4)	(0.6)	(0.9)
Amortization of:
Prior service cost (credit)	0.1	0.2	0.3	0.4	(0.3)	(0.3)	(0.5)	(0.5)
Actuarial loss	2.9	0.2	5.7	0.5	0.4	0.3	0.7	0.5
Curtailment loss (a)	0.7	--	0.7	--	--	--	--	--
Special termination benefits costs (b)	0.5	--	0.5	--	--	--	--	--

	$5.9	$0.2	$10.6	$0.4	$2.1	$1.8	$4.1	$3.5

(a)	Refer to Note 6(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details on the $0.7 million one-time curtailment loss recognized by WPL in the second quarter of 2009.
(b)

In the second quarter of 2009, WPL recognized special termination benefits costs of $0.5 million related to the bargaining unit pension plan that is sponsored by WPL as a result of the elimination of certain operations positions in the second quarter of 2009.

In the above table, the pension benefits costs represent only those respective costs for bargaining unit employees of WPL covered under the bargaining unit pension plan that is sponsored by WPL. The other postretirement benefits costs represent costs for all WPL employees. Corporate Services provides services to WPL and, as a result, WPL is allocated pension and other postretirement benefits costs associated with Corporate Services. The following table includes pension benefits costs (credits) for WPL’s non-bargaining employees who are participants in other Alliant Energy plans, and the allocated qualified pension and other postretirement benefits costs associated with Corporate Services for WPL for the three and six months ended June 30 as follows (in millions; Not Applicable (N/A)):

	Pension Benefits				Other Postretirement Benefits

	Three Months		Six Months		Three Months		Six Months

	2009	2008	2009	2008	2009	2008	2009	2008

Non-bargaining WPL employees
participating in other plans	$0.9	($0.8)	$1.7	($1.5)	N/A	N/A	N/A	N/A
Allocated Corporate Service costs	0.2	0.2	0.5	0.4	$0.3	$0.3	$0.6	$0.5

WPL estimates that funding for the qualified pension plan for its bargaining unit employees and other postretirement benefits plans for 2009 will be $17 million and $8 million, respectively, of which $1 million and $3 million, respectively, have been contributed through June 30, 2009.

(10) FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - WPL’s recurring fair value measurements subject to the disclosure requirements of SFAS 157 at June 30, 2009 and Dec. 31, 2008 were as follows (in millions):

	Fair Value
	Measurements	Level 1	Level 2	Level 3

June 30, 2009
Derivative assets	$15.3	$--	$6.5	$8.8
Derivative liabilities	52.0	--	39.7	12.3

Dec. 31, 2008
Derivative assets	19.6	--	1.0	18.6
Derivative liabilities	14.8	--	10.6	4.2

Additional information for WPL’s recurring fair value measurements using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30 is as follows (in millions):

	Derivative Assets and
	Liabilities, net

Three months ended June 30	2009	2008

Beginning balance, April 1	$1.7	$6.3
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(1.4)	11.8
Purchases, sales, issuances and settlements, net	(3.8)	0.3

Ending balance, June 30	($3.5)	$18.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	$2.4	$18.4

Six months ended June 30
Beginning balance, Jan. 1	$14.4	$12.7
Total gains or (losses) (realized/unrealized) included in changes in net assets (a)	(7.5)	11.4
Purchases, sales, issuances and settlements, net	(10.4)	(5.7)

Ending balance, June 30	($3.5)	$18.4

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or (losses) relating to assets
and liabilities held at June 30 (a)	($7.0)	$18.4

(a)	Recorded in “Regulatory assets” and “Regulatory liabilities” on WPL’s Condensed Consolidated Balance Sheets.

(13) SEGMENTS OF BUSINESS

Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details on WPL’s acquisition of NEF and related assets from Resources on June 1, 2009.

	Electric	Gas	Other	Total

	(in millions)
Three Months Ended June 30, 2009
Operating revenues	$273.1	$25.6	$1.7	$300.4
Operating income (loss)	26.7	(0.9)	(0.1)	25.7
Earnings available for common stock				10.7

Three Months Ended June 30, 2008
Operating revenues	275.0	50.5	2.5	328.0
Operating income	33.7	2.5	0.1	36.3
Earnings available for common stock				19.5

Six Months Ended June 30, 2009
Operating revenues	571.1	137.2	3.4	711.7
Operating income (loss)	62.4	15.8	(0.4)	77.8
Earnings available for common stock				41.2

Six Months Ended June 30, 2008
Operating revenues	565.6	178.9	4.3	748.8
Operating income (loss)	65.0	26.2	(0.5)	90.7
Earnings available for common stock				49.8

(18) RELATED PARTIES

Pursuant to a service agreement, WPL receives various administrative and general services from an affiliate, Corporate Services. These services are billed to WPL at cost based on payroll and other expenses incurred by Corporate Services for the benefit of WPL. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. A summary of the amounts billed from Corporate Services to WPL for the three and six months ended June 30 is as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Corporate Services billings to WPL	$31.2	$30.4	$57.4	$55.5

As of June 30, 2009 and Dec. 31, 2008, WPL had a net intercompany payable to Corporate Services of $61 million and $68 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (MDA)

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report as well as the financial statements, notes and MDA included in the combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2008 (2008 Form 10-K). Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

EXECUTIVE SUMMARY

Description of Business - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Iowa and Minnesota. WPL is a public utility engaged principally in the generation and distribution of electric energy and the distribution and transportation of natural gas in selective markets in Wisconsin. WPL also owns an approximate 16% interest in ATC, a transmission-only utility operating in Wisconsin, Michigan, Illinois and Minnesota. Resources manages various businesses including RMT (including WindConnect®) (environmental, consulting, engineering and renewable energy services), Transportation (short-line railway and barge transportation services), Non-regulated Generation (electric generating facilities management), and several other investments. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utility	Non-regulated (Resources)	Parent and Other
- IPL (Utility services in IA & MN)	- RMT (including WindConnect®)	- Parent Company
- WPL (Utility services in WI)	- Transportation	- Corporate Services
- WPL’s interest in ATC	- Non-regulated Generation

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2009		2008

	Income
	(Loss)	EPS	Income	EPS

Continuing operations:
Utility	$26.3	$0.24	$36.2	$0.33
Non-regulated (Resources)	4.7	0.04	12.6	0.11
Parent company and other	(1.9)	(0.02)	3.0	0.03

Income from continuing operations	29.1	0.26	51.8	0.47
Income from discontinued operations	--	--	9.0	0.08

Total	$29.1	$0.26	$60.8	$0.55

Utility - Lower earnings in the second quarter of 2009 compared to the same period in 2008 were primarily due to:

•	higher electric transmission expenses at IPL;
•	$0.07 per share of income tax benefits recognized in the second quarter of 2008 from finalizing a U.S. federal income tax audit;
•	$0.06 per share of restructuring costs incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions;
•	differences in the recovery of fuel and purchased power energy costs at WPL;
•	lower electric sales demand from industrial and wholesale customers resulting from unfavorable economic conditions in the second quarter of 2009; and

•	a $0.02 per share impairment of IPL’s steam assets in the second quarter of 2009.

These items were partially offset by:

•	impacts from the interim electric retail rate increase at IPL effective in late March 2009; and
•	impacts from the severe Midwest flooding in June 2008.

Non-regulated - Lower earnings from continuing operations in the second quarter of 2009 compared to the same period in 2008 were primarily due to:

•	$0.04 per share of income tax benefits recognized in the second quarter of 2008 from finalizing a U.S. federal income tax audit; and
•	lower earnings at RMT resulting from reduced construction activity for wind projects.

Alliant Energy Parent and Other - Lower earnings in the second quarter of 2009 compared to the same period in 2008 were primarily due to lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments, and professional expenses incurred in the second quarter of 2009.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the second quarter of 2009 and 2008.

Strategic Plan Developments -

The strategic plans for Alliant Energy, IPL and WPL center on infrastructure investments that include significant capital expenditures for building new wind generation to meet customer demand and renewable portfolio standards and for implementing emission controls at their existing fleet of electric generating facilities to meet environmental regulations. Key strategic plan developments impacting Alliant Energy, IPL and WPL during 2009 include:

•	March 2009 - IPL and its joint partners decided not to proceed with the construction of Sutherland #4.
•

March 2009 - WPL purchased an approximately 400 MW wind project site in Freeborn County, Minnesota and the development rights for an approximately 100 MW wind project site near Green Lake, Wisconsin. A portion of the wind project site in Freeborn County, Minnesota is expected to be used for WPL’s Bent Tree wind project.

•	April 2009 - WPL filed a construction application with the PSCW to install emission controls at the Columbia Energy Center (Columbia) to reduce SO2 and mercury emissions.
•	May 2009 - WPL decided to cease operations by the end of the fall of 2009 at the four gas-fired electric generating units known as Rock River units 1 and 2 and Blackhawk units 3 and 4.
•	June 2009 - WPL acquired NEF and related assets from Resources for $92 million.
•	July 2009 - WPL received a written order from the PSCW approving construction of the 200 MW Bent Tree wind project, with certain conditions.
•

August 2009 - IPL announced plans to utilize 100 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in June 2008 for future development of the second phase of the Whispering Willow wind project, known as the Whispering Willow - West wind project.

•

August 2009 - Alliant Energy announced an updated multi-emission compliance plan capital expenditures forecast, which decreased by $5 million, $130 million and $165 million for 2009, 2010 and 2011, respectively, compared to what was reported in the 2008 Form 10-K.

Refer to “Strategic Overview” for additional details regarding these and other strategic plan developments.

Regulatory Developments -

Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Key regulatory developments impacting Alliant Energy, IPL and WPL during 2009 include:

•

February 2009 - The ARRA was enacted. The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009, incentives for wind facilities placed in service by Dec. 31, 2012 and grants for qualifying investments that are expected to improve the electric grid infrastructure.

•

February 2009 - SB 62 was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ended Dec. 31, 2009.

•

March 2009 - IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%. The filing is based on a 2008 historical test year. The request includes a return on common equity of 11.4% and a capital structure with 44.4% long-term debt, 7.1% preferred stock and 48.5% common equity. An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates. Any final rate changes are expected to be effective in January 2010.

•

April 2009 - The PSCW issued an order granting WPL’s request to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case.

•

April 2009 - WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the capitalized expenditures incurred for the Nelson Dewey #3 project. WPL is currently recovering $4 million of capitalized expenditures from its wholesale customers over a one-year period ending May 2010.

•

May 2009 - WPL filed a request with the PSCW to increase annual retail electric rates by $86 million, or approximately 9%, and increase annual retail natural gas rates by $6 million, or approximately 3%. Any rate changes granted are expected to be effective in January 2010. The request is based on a 2010 forward-looking test period and includes a return on common equity of 10.6% and a capital structure with 53.5% common equity, 41.6% long-term debt, 2.5% short-term debt and 2.4% preferred equity. In addition, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs over a five-year period ending December 2014.

•

May 2009 - IPL filed proposals with the IUB to reduce the impact on customers of rate increases caused by higher transmission-related costs by using a refund account established as a condition to the IUB’s approval of IPL’s electric transmission asset sale. In June 2009, the IUB issued an order allowing IPL to use a portion of this refund account to reduce customers’ rates by $12 million for the period from July 2009 through February 2010.

•

June 2009 - The U.S. House of Representatives approved the proposed American Clean Energy and Security Act (H.R. 2454). H.R. 2454 contains a proposed cap-and-trade GHG emissions reduction program, and renewable electricity standard and energy efficiency requirements by 2020.

•

July 2009 - Iowa’s Office of Consumer Advocate (OCA) filed a request with the IUB to decrease annual electric rates for IPL’s Iowa retail customers by $30 million, or approximately 3%. The primary difference between the OCA’s request and IPL’s request filed in March 2009 relates to recovery of increased costs for transmission service.

•

July 2009 - WPL updated its 2010 retail rate case request to include the impacts of recent reductions in its 2010 electric sales forecast, a recent increase in its 2010 electric fuel-related cost forecast, and increased infrastructure costs. These changes result in a revised 2010 retail rate case request of $102 million for WPL’s annual retail electric rates (an increase of $16 million from the initial request) and $7 million for its annual retail natural gas rates (an increase of $1 million from the initial request).

Refer to “Rates and Regulatory Matters” for additional details regarding these and other regulatory developments.

Financing Developments -

Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plans and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL during 2009 include:

•

March 2009 - Alliant Energy, IPL and WPL amended their respective credit facility agreements to release Lehman from the agreements. The three amended credit facilities total $623 million ($96 million for Alliant Energy at the parent company level, $287 million for IPL and $240 million for WPL).

•

March 2009 - Alliant Energy received an extension of a waiver for Alliant Energy’s credit facility agreement through Dec. 31, 2009. The extension of the waiver was requested because of the alleged default by Resources under its Exchangeable Senior Notes Indenture.

•	June 2009 - At June 30, 2009, Alliant Energy and its subsidiaries had $385 million of available capacity under their revolving credit facilities and $246 million of cash and cash equivalents.
•

June 2009 - IPL’s and WPL’s respective shelf registration statements became effective, which provided IPL and WPL the flexibility to offer up to an aggregate of $650 million and $700 million, respectively, of preferred stock and unsecured debt securities from June 2009 through June 2012.

•

June 2009 - Alliant Energy and IPL received an extension of a waiver for IPL’s sales of accounts receivable program agreement through Dec. 31, 2009. The extension of the waiver was requested because of the alleged default by Resources under its Exchangeable Senior Notes Indenture.

•	July 2009 - WPL received authorization from the PSCW to issue unsecured indebtedness of no more than $350 million in each of 2009 and 2010, with a total not to exceed $600 million.
•

July 2009 - IPL issued $300 million of 6.25% senior debentures due 2039 and WPL issued $250 million of 5.00% debentures due 2019. The proceeds from these debt issuances were used initially to repay short-term debt and invest in short-term assets.

•	August 2009 - IPL redeemed $135 million of its 6.625% senior debentures.
•

August 2009 - Alliant Energy announced an updated capital expenditures forecast, which reduced anticipated capital expenditures by $100 million, $620 million and $420 million for 2009, 2010 and 2011, respectively, compared to those reported in the 2008 Form 10-K.

Refer to “Liquidity and Capital Resources” for additional details regarding these and other financing developments.

Environmental Developments -

Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments during 2009 that may impact Alliant Energy, IPL and WPL include:

•

April 2009 - The EPA issued a proposed rule to require reporting of GHG emissions for facilities that emit 25,000 metric tons or more of carbon dioxide (CO2) emissions annually. The EPA also issued a proposal that finds that concentrations of GHG emission in the atmosphere threaten public health and welfare and that emissions from motor vehicles contribute to atmospheric concentrations of GHG emissions and hence to the threat of climate change.

•	May 2009 - Alliant Energy committed to participate in Phase II of the Chicago Climate Exchange for the period from 2007 through 2010.
•

May 2009 - the Wisconsin Natural Resources Board approved the Wisconsin Department of Natural Resources (DNR) rule regarding the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters.

Refer to “Liquidity and Capital Resources - Environmental” for additional details regarding these and other environmental developments.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s strategic overview is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Utility Generation Plan - Alliant Energy, IPL and WPL are currently evaluating the types of capacity additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that will influence those evaluations. Some of these external factors include changes in long-term projections of customer demand and environmental requirements such as future carbon and renewable requirements. Alliant Energy, IPL and WPL currently expect to announce their revised long-term utility generation plans in 2010 or later, pending further clarity on the external factors being monitored. IPL’s and WPL’s formerly proposed hybrid coal electric generating facilities, Sutherland #4 and Nelson Dewey #3, respectively, were previously expected to be available by 2013 or 2014. Although neither of these projects will proceed, the shorter project execution times associated with gas, wind and biomass alternatives provide Alliant Energy, IPL and WPL flexibility in the timing of the development of their updated utility generation plans.

Generation Units Ceasing Operations in 2009

In May 2009, WPL announced plans to cease operations by the fall of 2009 at four of its gas-fired electric generating units known as Rock River units 1 and 2, and Blackhawk units 3 and 4 to reduce operating costs. More recently, these units have generated only a modest amount of electricity historically during peak demands and are not expected to be required to meet customer demand in the near future given decreased demand in WPL’s service territory.

Generation Project Acquired in 2009

NEF - In June 2009, WPL acquired NEF and related assets from Resources. The $92 million purchase price was based on the net book value of the 300 MW, simple-cycle, dual-fueled (natural gas/diesel) electric generating facility and related assets on the transfer date. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion.

Generation Project Cancelled in 2009

Sutherland #4 - In March 2009, IPL and its joint partners decided not to proceed with the construction of the proposed 630 MW coal-fired electric generating facility in Marshalltown, Iowa. The decision was based on a combination of factors including the current economic and financial climate, increasing environmental, legislative and regulatory uncertainty regarding regulation of future GHG emissions and the terms placed on the proposed generating facility by regulators. As of June 30, 2009, Alliant Energy and IPL had $28 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets. Refer to “Rates and Regulatory Matters” for discussion of requested rate recovery for these costs.

Generation Projects Under Construction or Pending Regulatory Agency Approvals

The current utility generation plan for Alliant Energy, IPL and WPL through 2013 is as follows (To Be Determined (TBD); Not Applicable (N/A)):

Primary			Expected		Current	Actual / Expected
Generation	Project Name /	Capacity	Availability	Cost	Capitalized	Regulatory
Type	Location	(MW)	Date	Estimate (a)	Costs (b)	Decision Date

IPL:
Wind	Whispering Willow - East	200	Late 2009	$450 - $475	$347	February 2008
	Franklin County, IA

Wind	Whispering Willow - West	100	2011	250 - 300	6	TBD
	Franklin County, IA

WPL:
Wind	Bent Tree	200	2011	425 - 460	58	Third quarter
	Freeborn County, MN					of 2009

Natural-gas	Riverside Energy Center	600	2013	365 - 375	N/A	2012 - 2013
	Beloit, WI

					$411

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of the total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC, if applicable.
(b)

Costs represent capitalized expenditures in millions recorded in “Property, plant and equipment” on the respective Condensed Consolidated Balance Sheets as of June 30, 2009 and exclude AFUDC, if applicable.

Whispering Willow - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa referred to as the Whispering Willow wind project. The initial 200 MW of the wind project, referred to as the Whispering Willow - East wind project, is currently under construction. IPL currently anticipates utilizing 100 MW of wind turbine generator sets and related equipment under the master supply agreement entered into with Vestas in June 2008 for future development of the second phase of the Whispering Willow wind project, known as the Whispering Willow - West wind project.

Bent Tree - In March 2009, WPL acquired 400 MW of wind site capacity in Freeborn County, Minnesota. WPL plans to use 200 MW of the capacity from this site for its Bent Tree wind project. In July 2009, WPL received a written order from the PSCW approving construction of the 200 MW project, with certain conditions. The total project cost approved by the PSCW is $497 million ($460 million, excluding AFUDC). WPL must promptly notify the PSCW if the scope, design or location of the project changes significantly, or if the project cost exceeds the approved amount by more than 10%. The PSCW’s approval for construction of this project is also contingent upon WPL receiving all necessary regulatory approvals and permits related to the proposed facility, including MPUC approval. WPL expects the MPUC to issue a decision on the Site Permit and Certificate of Need applications in the third quarter of 2009. Future development of the balance of the wind project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of June 30, 2009, WPL’s capitalized cost related to the additional 200 MW of capacity held for future development was $12 million.

Other Wind Projects - In March 2009, WPL purchased development rights to a wind site with the potential to develop an approximate 100 MW of wind capacity in Green Lake and Fond du Lac Counties in Wisconsin. Development and construction of the project will depend on numerous factors such as renewable portfolio standards and availability of wind turbines. As of June 30, 2009, WPL’s capitalized cost related to the wind project was $5 million.

Multi-emission Compliance Plans - Alliant Energy, IPL and WPL have developed multi-emission compliance plans to ensure cost effective compliance with current and proposed environmental regulations expected to significantly reduce future emissions of NOx, SO2 and mercury at their generating facilities. The following provides details of current capital expenditure estimates for emission control projects included in Alliant Energy’s, IPL’s and WPL’s current multi-emission compliance plans for 2009 through 2011 (in millions):

Emissions	Primary	Current Estimated Capital Expenditures

Controlled	Technology	2009	2010	2011

IPL:
Mercury	Baghouse/Carbon Injection	$65	$35	$25
NOx	Selective Catalytic Reduction	50	15	--

		115	50	25

WPL:
Mercury	Baghouse/Carbon Injection	5	20	70
NOx	Selective Catalytic Reduction	10	25	85
SO2	Scrubber	--	15	45

		15	60	200

Alliant Energy		$130	$110	$225

The revised estimates above differ from those reported in the 2008 Form 10-K for 2009, 2010 and 2011 primarily due to impacts of various changes in the planned timing of environmental projects. The changes result in currently anticipated capital expenditures related to multi-emissions for Alliant Energy that are $5 million, $130 million and $165 million lower for Alliant Energy for 2009, 2010 and 2011, respectively, than estimates reported in the 2008 Form 10-K. Alliant Energy, IPL and WPL are currently evaluating their multi-emission compliance plans for 2012 and beyond and will update their capital expenditure plans for these periods in the future when the plans are finalized.

Emission Control Project Submitted for PSCW Approval

Columbia - In April 2009, WPL and its joint partners filed a construction application with the PSCW to install a scrubber and baghouse at Columbia that will reduce SO2 and mercury emissions, respectively, at the generating facility. WPL’s portion of the capital expenditures, excluding AFUDC, for the Columbia emission controls is currently estimated to be $290 million, of which amounts for 2009 through 2011 are included in the above estimates for Alliant Energy’s and WPL’s multi-emission compliance plans. WPL currently expects the PSCW to issue a ruling on its application in the first quarter of 2010.

RATES AND REGULATORY MATTERS

A summary of Alliant Energy’s rates and regulatory matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Utility Rate Cases - Details of Alliant Energy’s rate cases impacting its historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G); To Be Determined (TBD); Not Applicable (N/A); Fuel-related only (F-R)):

							Expected/
						Final	Actual	Return
				Interim	Interim	Increase	Final	on
	Utility	Filing	Increase	Increase	Effective	(Decrease)	Effective	Common
Rate Case	Type	Date	Requested	Implemented	Date	Granted	Date	Equity

IPL:
2009 Iowa Retail	E	Mar-09	$171	$84 (a)	Mar-09	TBD (a)	Jan-10	TBD
WPL:
2010 Retail	E/G	May-09	92	N/A	N/A	TBD	Jan-10	TBD
2008 Retail (F-R)	E	Mar-08	16	16	Apr-08	N/A	N/A	N/A
2009/2010 Retail	E/G	Feb-08	92	N/A	N/A	($4)	Jan-09	N/A
(a)

Interim rate relief is implemented without regulatory review, subject to refund, pending determination of final rates. The amount of the interim retail rate increase will be replaced by the amount of final rates once the final rates are granted.

IPL’s 2009 Iowa Retail Rate Case - In March 2009, IPL filed a request with the IUB to increase annual electric rates for its Iowa retail customers by $171 million, or approximately 17%. The filing is based on a 2008 historical test year and has been adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The request includes a return on common equity of 11.4% and a capital structure with 48.5% common equity, 44.4% long-term debt and 7.1% preferred equity. The key drivers for the filing include recovery of increased costs and capital investments since IPL’s last Iowa electric retail rate case filed in 2004. These increased costs and capital investments include increased costs for transmission service, infrastructure investments completed during the past five years to enhance the reliability of IPL’s electric system and lower emissions at its generating facilities, increased costs for pension and other employee benefits, capital investments and operating expenses incurred by IPL to restore electric service following 2007 winter ice storms and 2008 severe flooding that impacted its Iowa electric service territory, and capital expenditures for the cancelled Sutherland #4 project. In July 2009, Iowa’s OCA filed a request with the IUB to decrease annual electric rates for IPL’s Iowa retail customers by $30 million, or approximately 3%. The primary difference between the requests filed by IPL and the OCA relate to recovery of increased costs for transmission service.

An interim retail rate increase of $84 million, or approximately 8% on an annual basis, was implemented by IPL effective March 27, 2009 without regulatory review and will be subject to refund pending determination of final rates from this request. IPL has relied upon past precedent to determine the return on common equity of 10.7% (IPL’s current authorized return on common equity in Iowa) used for the interim rate increase. The returns on common equity used to calculate the interim and final rate increase request apply to all rate base items other than IPL’s Emery Generating Station, which has a previously approved return on common equity of 12.23%. The amount of the interim retail rate increase will be replaced by the amount of final rates once the final rates are granted. As of June 30, 2009, Alliant Energy and IPL did not believe any refunds related to the interim rate increase were probable and therefore no rate refund reserves were recorded.

In 2007, IPL sold its electric transmission assets to ITC Midwest LLC (ITC). IPL now receives electric transmission service from ITC (through MISO) at FERC-approved rates. Rates from ITC that were in effect on Jan. 1, 2009 were used to determine the amount of the interim rate increase implemented in March 2009. IPL is proposing to implement an automatic adjustment clause for annual changes in transmission service costs effective with the implementation of final rates. The proposed automatic adjustment clause would not require a base rate case for annual revisions of rates charged to IPL’s Iowa retail electric customers, but would require that the transmission service costs incurred be fully reconciled against the revenues collected for such costs. In May 2009, IPL filed proposals with the IUB to reduce the impact on customers from rate increases caused by higher transmission-related costs. IPL’s proposal would reduce the impact of rate increases on customers by $23 million for the remainder of 2009 and reduce annual final rates by $58 million through the use of a previously established refund account. This refund account was established as a condition to the IUB’s approval of IPL’s electric transmission asset sale. In June 2009, the IUB issued an order allowing IPL to use a portion of this refund account to reduce customers’ rates by $12 million for the period for July 2009 through February 2010. The IUB order also consolidated into IPL’s 2009 Iowa retail rate case the proposal by IPL to use this refund account to reduce annual final rates by $58 million to reduce the impact of higher transmission costs on customers. At June 30, 2009, the refund account balance from IPL’s electric transmission asset sale was $91 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

In March 2009, IPL and its joint partners in the Sutherland #4 project decided not to proceed with plans to construct that facility. The Sutherland #4 rate making principles approved by the IUB in February 2009 included a provision that allows IPL’s prudently incurred costs for the project to be recovered over a period of no more than five years if the project is cancelled for good cause. Consistent with this provision, IPL is requesting the recovery of its final costs for the Sutherland #4 project over a period of five years in this retail electric rate case. As of June 30, 2009, Alliant Energy and IPL had $28 million of capitalized expenditures for Sutherland #4 recorded in “Other assets - regulatory assets” on their respective Condensed Consolidated Balance Sheets. This amount does not include costs paid by its joint partners in the project and has been reduced by $3 million in the second quarter of 2009 for land and materials retained by IPL for future use.

IPL has also proposed an alternative cost recovery process for the capitalized expenditures for Sutherland #4 to help mitigate the impact of the rate increase on its Iowa retail electric customers. IPL’s alternative proposal includes using a portion of the refund account established as a condition to the IUB’s approval of IPL’s sale of DAEC in 2005 to fully offset the capitalized expenditures for Sutherland #4. At June 30, 2009, the refund account balance from IPL’s DAEC sale was $77 million, which was recorded as a regulatory liability on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets. This amount was increased in the second quarter of 2009 due to the proceeds received from IPL for the DAEC spent nuclear fuel litigation settlement. Refer to Note 12(g) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the DAEC spent nuclear fuel litigation settlement.

WPL’s 2010 Retail Rate Case - In May 2009, WPL filed a request with the PSCW to increase annual retail electric rates by $86 million, or approximately 9%, and increase annual retail natural gas rates by $6 million, or approximately 3%. The request is based on a 2010 forward-looking test period and includes a return on common equity of 10.6% and a capital structure with 53.5% common equity, 41.6% long-term debt, 2.5% short-term debt and 2.4% preferred equity. The key drivers for the filing include recovery of infrastructure costs of the electric and natural gas utility systems. Such cost recovery has been reduced by a material reduction in sales and increased costs. The increased costs include those associated with providing utility service and investments related to maintaining a safe and reliable electric and gas infrastructure, enhancing renewable energy resources, promoting environmental stewardship via environmental control projects, and providing additional energy-efficiency initiatives and options for customers. WPL’s increased electric costs have been partially offset by recent decreases in electric fuel costs. In addition, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014. Refer to “Rate Making Principles for New Electric Generating Facilities - Preliminary Survey and Investigation Charges and Pre-construction Expenditures” below for further discussion of these costs.

In July 2009, WPL updated its 2010 retail rate case request to include the impacts of recent reductions in its 2010 electric sales forecast, a recent increase in its 2010 electric fuel-related cost forecast, and increased infrastructure costs. These changes result in a revised 2010 retail rate case request of $102 million for WPL’s annual retail electric rates (an increase of $16 million from the initial request) and $7 million for its annual retail natural gas rates (an increase of $1 million from the initial request).

WPL’s Fuel-related Retail Rate Cases - Fuel-related costs incurred by WPL in 2008 and 2007 were lower than fuel-related costs used to determine rates during such periods resulting in refunds owed to its retail electric customers. In January 2009, WPL received approval from the PSCW to pay an $18 million interim refund to retail electric customers in the first quarter of 2009 related to the 2008 fuel-related retail rate case. In April 2009, WPL received approval from the PSCW to refund to its retail electric customers in the second quarter of 2009 the remaining $5 million related to the 2008 fuel-related retail rate case and the remaining $2 million related to fuel-related costs in the 2007 retail rate case. WPL completed these refunds in the first half of 2009.

MISO RSG Settlements - In November 2008, FERC issued two written orders, requiring MISO to resettle two separate amounts of historical RSG charges from its wholesale energy market. These settlements involve MISO collecting RSG charges from some market participants and refunding the collected amounts to other market participants. Based upon initial estimates, both IPL and WPL anticipated they would be net recipients of RSG charge revenues from the two settlements upon their completion in the first quarter of 2010. During the first half of 2009, IPL and WPL received $3 million and $2 million, respectively, of net benefits from the two settlements.

In May 2009, FERC issued an order reversing portions of its November 2008 orders and directed MISO to cease one of the ongoing settlements and to reconcile the amounts paid and the amounts collected therein so that each MISO participant is returned to the financial position it was in before the settlement began. At June 30, 2009, Alliant Energy, IPL and WPL had $2 million, $1 million and $1 million, respectively, of obligations recorded in “Other current liabilities” on their Condensed Consolidated Balance Sheets for settlement benefits they received to date that are expected to be returned to MISO based on the FERC order issued in May 2009. In June 2009, FERC issued another order reversing additional portions of its November 2008 orders that had the effect of substantially reducing the amount of anticipated RSG settlements compared to initial estimates. The FERC orders have been appealed to the U.S. Court of Appeals for the D.C. Circuit.

In April 2009, the PSCW issued an order requiring WPL to refund $3 million to its retail customers in the second quarter of 2009 for a portion of the total net benefit originally anticipated from the RSG settlements. As a result of the FERC orders issued in the second quarter of 2009, WPL requested that the PSCW either allow a rehearing to revise the ordering points or grant permission to defer until a future rate case any amounts refunded to retail customers that are not recovered from MISO. In June 2009, the PSCW approved WPL’s request to defer the difference between the RSG refunds made to its retail customers in the second quarter of 2009 and any RSG settlements WPL ultimately retains from MISO. At June 30, 2009, Alliant Energy and WPL had a $2 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for RSG refunds WPL made to its retail customers in the second quarter of 2009 that are currently not expected to be received from MISO.

IPL and WPL still expect to be net recipients of RSG revenues from the settlements when completed but are currently unable to determine the amount of RSG revenues they will ultimately retain. IPL expects any net benefit ultimately retained from the RSG settlements will be refunded to its customers through IPL’s retail and wholesale fuel-related cost recovery mechanisms. WPL expects the wholesale portion of any net benefit ultimately retained from the RSG settlements will be refunded to wholesale customers through WPL’s wholesale fuel-related cost recovery mechanism.

Other Utility Rate Case Information - With the exception of recovering a return on additions to IPL’s and WPL’s infrastructure, a significant portion of the rate increases included in the above table reflect the recovery of increased costs incurred or expected to be incurred by IPL and WPL and the impact of lower sales. Thus, increases in revenues from rate increases are not expected to result in an equal increase in income before income taxes to either IPL or WPL, as applicable.

Rate Making Principles for New Electric Generating Facilities -

Preliminary Survey and Investigation Charges and Pre-construction Expenditures - In April 2009, WPL executed an agreement with its wholesale customers to recover $4 million of the wholesale portion of the preliminary survey and investigation charges incurred by WPL through Dec. 31, 2008 for the proposed Nelson Dewey #3 project denied by the PSCW in December 2008. WPL is currently recovering this $4 million from its wholesale customers over a one-year period ending May 2010. WPL is also currently recovering $4 million from its retail customers during calendar year 2009 for a portion of capitalized expenditures for the Nelson Dewey #3 project incurred through December 2007. In its 2010 retail rate case recovery request filed with the PSCW in May 2009, WPL requested recovery of the remaining retail portion of the Nelson Dewey #3 costs of $23 million over a five-year period ending December 2014.

In March 2009, IPL filed a petition with the MPUC requesting approval of deferred accounting treatment for $3 million of capitalized expenditures related to the cancellation of the Sutherland #4 project. At this time, IPL is unable to determine when the MPUC will take action on this request. If approved, recovery of costs would be considered in IPL’s future regulatory proceedings in Minnesota. Refer to “Utility Rate Cases - IPL’s 2009 Iowa Retail Rate Case” above for discussion of the recovery of the Iowa retail portion of the capitalized expenditures for the cancelled Sutherland #4 project.

Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of the preliminary survey and investigation charges and pre-construction expenditures incurred for the proposed Nelson Dewey #3 and Sutherland #4 projects.

Greenhouse Gas Emissions and Renewable Energy Standards Legislative Developments -

Proposed H.R. 2454 - In June 2009, the U.S. House of Representatives approved H.R. 2454. H.R. 2454 contains a proposed cap-and-trade GHG emissions reduction program, and renewable electricity standard and energy efficiency requirements by 2020. The bill would also allow various renewable resources to count towards meeting the renewable electricity standard, including biomass co-fired with coal, incremental hydroelectric power and other traditional renewable resources. The Senate began hearings on climate change issues in July 2009. Alliant Energy, IPL and WPL are currently unable to determine what impacts the proposed legislation will have on their future financial condition or results of operations.

Income Tax Legislative Developments -

ARRA - In February 2009, the ARRA was enacted. The most significant provisions of the ARRA for Alliant Energy, IPL and WPL provide a one-year extension of the 50% bonus depreciation deduction for certain expenditures for property that is acquired or constructed in 2009, incentives for wind facilities placed in service by Dec. 31, 2012 and grants for qualifying investments that are expected to improve the electric grid infrastructure. Based on their current forecast of capital projects anticipated to be placed into service in 2009, Alliant Energy, IPL and WPL estimate their 2009 bonus tax depreciation deduction to be approximately $500 million, $400 million and $100 million, respectively. These 2009 bonus tax depreciation deductions are expected to significantly reduce the amount of cash taxes paid by Alliant Energy, IPL and WPL for 2009 as compared to 2008. Refer to “Other Matters - Other Future Considerations” for additional details of potential incentives for IPL’s and WPL’s proposed wind projects and investments in electric grid infrastructure. Alliant Energy, IPL and WPL continue to evaluate impacts of ARRA on their financial condition and results of operations.

SB 62 - In February 2009, SB 62 was enacted. The most significant provision of SB 62 for Alliant Energy, IPL and WPL requires combined reporting for corporate income taxation in Wisconsin beginning with tax returns filed for the calendar year ended Dec. 31, 2009. This provision will require legal entities in which Alliant Energy owns a 50% or more interest to file as members of a unitary return in Wisconsin. In addition, the provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize the majority of its current Wisconsin net operating loss carryforwards before they expire. Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” and to “Other Matters - Critical Accounting Policies - Income Taxes” for additional discussion of SB 62 and its impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations in the first half of 2009.

Other Recent Regulatory Developments -

Strategic Energy Assessment (SEA) for Wisconsin - In April 2009, the PSCW released its SEA for Wisconsin for the years 2008 through 2014. The SEA is a biennial report requiring the PSCW to evaluate the adequacy and reliability of Wisconsin’s current and future electric supply. In its report, the PSCW asked Commission staff to provide an analysis of plausible state-wide least-cost scenarios in the year 2020 under a national cap-and-trade regime, including generation plant additions, retirements, repowering or fuel switching. Alliant Energy and WPL are currently unable to determine what impacts this initiative will have on their future financial condition or results of operations.

IPL Energy Efficiency Plan (EEP) - In March 2009, the IUB approved new Energy Efficiency Cost Recovery (EECR) factors for IPL’s electric and gas retail customers for the period from April 1, 2009 through March 31, 2010. The new EECR factors are based on IPL’s proposed budget as filed with its EEP for 2009 through 2013, along with any over- or under-collection from the prior year and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations. In June 2009, the IUB issued an order resolving the remaining contested issues related to the EEP. However, IPL was instructed to provide more clarity and resubmit the renewable component of its plan within 12 months.

Severe Midwest Flooding - In April 2009, the MPUC issued an order granting IPL’s request to defer the Minnesota retail portion of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008. However, the MPUC order required that the amortization of these deferred expenses begin on Jan. 1, 2009. Accordingly, some of the deferred costs will likely not be recovered from customers depending upon the timing of IPL’s next Minnesota electric rate case. When IPL files its next Minnesota electric rate case, the unamortized balance of the incremental flood costs will be considered for potential recovery. IPL has requested recovery of the Iowa retail portion of incremental other operation and maintenance expenses over a four-year period in its 2009 Iowa retail rate case. At June 30, 2009, Alliant Energy and IPL had a $1 million regulatory asset recorded on their Condensed Consolidated Balance Sheets for the potential recovery in future regulatory proceedings of incremental other operation and maintenance expenses incurred as a result of the severe Midwest flooding in June 2008.

IPL’s Electric Transmission Assets Sale - In March 2009, Iowa’s OCA withdrew its appeal to the Iowa Supreme Court of the lower court decision to uphold the IUB’s decision to allow the sale of IPL’s electric transmission assets.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2009 and 2008 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s second quarter and first half 2009 and 2008 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$186.2	$183.4	2%	1,564	1,599	(2%)
Commercial	129.0	127.6	1%	1,438	1,476	(3%)
Industrial	173.9	181.7	(4%)	2,719	3,133	(13%)

Retail subtotal	489.1	492.7	(1%)	5,721	6,208	(8%)
Sales for resale:
Wholesale	45.5	49.1	(7%)	822	882	(7%)
Bulk power and other	21.5	18.8	14%	445	327	36%
Other (includes wheeling)	11.7	16.1	(27%)	39	43	(9%)

Total revenues/sales	567.8	576.7	(2%)	7,027	7,460	(6%)

Electric production fuel expense	70.5	108.6	(35%)
Purchased power expense:
Energy	118.8	99.7	19%
Capacity	74.9	72.9	3%

Total electric production fuel
and purchased power expense	264.2	281.2	(6%)

Margins	$303.6	$295.5	3%

Second Quarter 2009 vs. Second Quarter 2008 Summary - Electric margins increased $8 million, or 3%, primarily due to IPL’s 2009 interim retail rate increase effective March 2009 that increased IPL’s electric revenues by $18 million in the second quarter of 2009, an estimated $5 million reduction in electric margins in the second quarter of 2008 from the loss of retail sales during electric service outages caused by severe flooding in IPL’s service territory in 2008 and $2 million of higher energy conservation revenues in the second quarter of 2009 at IPL. These items were partially offset by a $6 million reduction in electric margins from changes in the recovery of fuel and purchased power energy costs at WPL, a $4 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates, which is discussed below in “Unbilled Revenue Estimates,” $2 million of higher purchased power capacity costs, an estimated $1 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities and a decrease in weather-normalized retail and wholesale sales volumes. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$407.3	$395.5	3%	3,712	3,741	(1%)
Commercial	256.7	246.8	4%	2,983	2,987	--
Industrial	335.8	341.3	(2%)	5,444	6,192	(12%)

Retail subtotal	999.8	983.6	2%	12,139	12,920	(6%)
Sales for resale:
Wholesale	95.1	100.9	(6%)	1,721	1,824	(6%)
Bulk power and other	58.1	34.2	70%	1,005	592	70%
Other (includes wheeling)	22.9	25.7	(11%)	81	87	(7%)

Total revenues/sales	1,175.9	1,144.4	3%	14,946	15,423	(3%)

Electric production fuel expense	172.7	202.8	(15%)
Purchased power expense:
Energy	271.2	219.5	24%
Capacity	142.7	136.8	4%

Total electric production fuel
and purchased power expense	586.6	559.1	5%

Margins	$589.3	$585.3	1%

First Half 2009 vs. First Half 2008 Summary - Electric margins increased $4 million, or 1%, primarily due to the impact of IPL’s 2009 interim retail rate increase effective March 2009 that increased IPL’s electric revenues by $18 million in the first half of 2009, an estimated $5 million reduction in electric margins in the second quarter of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008 and $4 million of higher energy conservation revenues in the first half of 2009. These items were partially offset by $6 million of higher purchased power capacity costs, a $4 million reduction in electric margins from the impact of annual adjustments to unbilled revenue estimates, an estimated $4 million reduction in electric margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities and a decrease in weather-normalized retail and wholesale sales volumes. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Unbilled Revenue Estimates - In the second quarter of each year, when weather impacts on electric sales volumes are historically minimal, Alliant Energy refines its estimates of unbilled electric revenues. Adjustments resulting from these refined estimates can increase (e.g. 2008) or decrease (e.g. 2009) electric margins reported in the second quarter. Estimated increases (decreases) in Alliant Energy’s electric margins from the annual adjustments to unbilled revenue estimates recorded in the second quarter were as follows (in millions):

	2009	2008

IPL	($6)	$3
WPL	5	--

Alliant Energy	($1)	$3

Fuel and Purchased Power Energy (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to purchased power energy expense. Alliant Energy’s electric production fuel expense decreased $38 million, or 35%, and $30 million, or 15%, for the three- and six-month periods, respectively, primarily due to lower coal volumes burned at its generating facilities resulting from reduced generation needed to serve the lower sales demand. Alliant Energy’s purchased power energy expense increased $19 million, or 19%, and $52 million, or 24%, for the three- and six-month periods, respectively, primarily due to higher purchased power energy volumes and average prices. The higher purchased power energy volumes were offset by higher bulk power sales volumes discussed below. Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for subsequent adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in the first half of 2009 and 2008 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $6 million in the second quarter and first half of 2009, respectively. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $12 million and $7 million in the second quarter and first half of 2008, respectively.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to Alliant Energy’s electric margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	($4)	($6)	($1)	$--
Gains (losses) from weather derivatives (a)	--	3	(3)	--

Net weather impact	($4)	($3)	($4)	$--

(a) Recorded in “Other” revenues in the above tables.

CDD in Alliant Energy’s service territories for both the three and six months ended June 30 were as follows:

	Actual

CDD (a):	2009	2008	Normal

Cedar Rapids, Iowa (IPL)	182	151	226
Madison, Wisconsin (WPL)	146	113	180

(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Alliant Energy periodically utilizes weather derivatives based on CDD to reduce the potential volatility on its electric margins during the summer months of June through August. Alliant Energy did not enter into any CDD swap agreements for the June 1, 2009 to Aug. 31, 2009 time period. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Summer of 2009 Weather Conditions” for discussion of July 2009 weather impacts.

Purchased Power Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of its customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity that are included in purchased power capacity expenses. Details of purchased power capacity expenses included in the electric margin tables above for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

DAEC PPA (IPL)	$33	$31	$70	$67
Kewaunee PPA (WPL)	19	16	37	31
Riverside PPA (WPL)	19	18	25	24
RockGen Energy Center PPA (WPL)(expired May 31, 2009)	3	4	7	8
Other	1	4	4	7

	$75	$73	$143	$137

Sales Trends - Retail sales volumes in the second quarter and first half of 2009 were 8% and 6% lower than the same periods last year, respectively, largely due to 12% to 13% decreases in industrial sales demand. The decrease in industrial sales demand was caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in IPL’s and WPL’s service territories impacted by the recession and reduced sales demand from two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities.

Wholesale sales volumes in the second quarter and first half of 2009 were 7% and 6% lower than the same periods last year, respectively, largely due to current economic conditions.

Bulk power and other revenue changes for the second quarter and first half of 2009 compared to the same periods in 2008 were largely due to changes in sales in the wholesale energy market operated by MISO. These changes in revenues were largely offset by changes in electric production fuel and purchased power energy expense and therefore did not have a significant impact on electric margins.

Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections expected to be influenced by the current economic conditions and new cogeneration facilities at two of IPL’s industrial customers.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$30.7	$62.7	(51%)	3,331	3,990	(17%)
Commercial	16.8	39.1	(57%)	2,585	2,952	(12%)
Industrial	3.3	11.1	(70%)	642	962	(33%)

Retail subtotal	50.8	112.9	(55%)	6,558	7,904	(17%)
Interdepartmental	1.7	1.5	13%	265	466	(43%)
Transportation/other	5.6	6.7	(16%)	11,263	12,366	(9%)

Total revenues/sales	58.1	121.1	(52%)	18,086	20,736	(13%)

Cost of gas sold	27.5	86.8	(68%)

Margins	$30.6	$34.3	(11%)

Second Quarter 2009 vs. Second Quarter 2008 Summary - Gas margins decreased $4 million, or 11%, primarily due to the impact of WPL’s 2009 retail gas rate decrease effective in January 2009 that reduced WPL’s gas revenues in the second quarter of 2009 by $1 million and an estimated $1 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities. The decrease was also impacted by a decrease in weather-normalized retail sales largely due to the economic conditions in the second quarter of 2009.

Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$189.9	$242.5	(22%)	17,554	19,086	(8%)
Commercial	105.0	143.4	(27%)	11,521	12,922	(11%)
Industrial	13.6	25.2	(46%)	1,861	2,476	(25%)

Retail subtotal	308.5	411.1	(25%)	30,936	34,484	(10%)
Interdepartmental	3.9	3.4	15%	577	735	(21%)
Transportation/other	10.3	15.1	(32%)	27,608	31,277	(12%)

Total revenues/sales	322.7	429.6	(25%)	59,121	66,496	(11%)

Cost of gas sold	226.6	318.9	(29%)

Margins	$96.1	$110.7	(13%)

First Half 2009 vs. First Half 2008 Summary - Gas margins decreased $15 million, or 13%, primarily due to an estimated $5 million decrease in gas margins from changes in the net impacts of weather conditions and Alliant Energy’s weather hedging activities, the impact of WPL’s 2009 retail gas rate decrease effective in January 2009 that reduced WPL’s gas revenues in the first half of 2009 by $3 million and $2 million of lower energy conservation revenues at IPL. The decrease was also impacted by a decrease in weather-normalized retail sales largely due to the economic conditions in the first half of 2009. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses.

Natural Gas Cost Recoveries - Alliant Energy’s cost of gas sold decreased $59 million, or 68%, and $92 million, or 29%, in the second quarter and first half of 2009, respectively, primarily due to a decrease in Dths sold to retail customers and a decrease in natural gas prices. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues and, therefore, did not have a significant impact on gas margins.

Impacts of Weather Conditions - Estimated increases to Alliant Energy’s gas margins from the net impacts of weather and Alliant Energy’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	$--	$1	$4	$9
Losses from weather derivatives (a)	--	--	(3)	(3)

Net weather impact	$--	$1	$1	$6

(a) Recorded in “Transportation/other” revenues in the above tables.

HDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months

	Actual			Actual

HDD (a):	2009	2008	Normal	2009	2008	Normal

Cedar Rapids, Iowa (IPL)	748	790	706	4,349	4,744	4,064
Madison, Wisconsin (WPL)	842	847	855	4,594	4,796	4,337

(a) HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Alliant Energy periodically utilizes weather derivatives based on HDD to reduce the potential volatility on its margins during the winter months of November through March.

Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of various electric and gas rate filings including IPL’s interim retail electric rate increase effective in late March 2009.

Utility Other Revenues - Other revenues for the utilities increased $3 million for the three-month period primarily due to $3 million of higher steam revenues at IPL. Other revenues for the utilities increased $16 million for the six-month period primarily due to $13 million of higher steam revenues at IPL and $5 million of higher third-party coal revenues from higher coal volumes sold at IPL. IPL’s steam revenues increased in 2009 primarily due to additional revenues from steam customers for the recovery of additional costs incurred by IPL to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008. In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids in late 2009. Changes in utility other revenues were largely offset by related changes in utility operating expenses.

Non-regulated Revenues - Alliant Energy’s non-regulated revenues for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

RMT (including WindConnect®)	$86.6	$98.2	$122.5	$180.7
Transportation	8.9	8.7	16.9	17.7
Non-regulated Generation	2.1	7.1	4.2	13.2
Other	0.5	--	0.7	0.3

	$98.1	$114.0	$144.3	$211.9

The decreases in RMT revenues for the three- and six-month periods were caused by reduced demand for construction management services for large wind generation projects in the second quarter and first half of 2009. These decreases in revenues were largely offset by lower costs incurred by RMT to manage large wind generation projects, which are included in non-regulated operation and maintenance expenses. The demand for services from RMT’s WindConnect® business is impacted by various external factors, including the availability and amount of government incentives for wind projects, the number and scope of state-imposed renewable portfolio standards and the availability and cost of capital to fund capital expenditures for wind projects. The ARRA enacted in February 2009 extended incentives to wind projects completed by Dec. 31, 2012. The decreases in Non-regulated Generation revenues for the three- and six-month periods were primarily due to lower revenues generated by NEF due to a change in PPAs effective June 1, 2008 and the sale of NEF to WPL on June 1, 2009.

Electric Transmission Service Expense - Alliant Energy’s electric transmission service expense increased $14 million and $27 million for the three- and six-month periods, respectively, primarily due to $14 million and $25 million of higher expenses billed to IPL from ITC for the three- and six-month periods, respectively, resulting from increased rates effective in January 2009. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” for additional discussion of the increased transmission rates from ITC effective in 2009.

Utility Other Operation and Maintenance Expenses -

Second Quarter 2009 vs. Second Quarter 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities decreased $2 million, due to the following reasons (amounts represent variances between expenses in the second quarter of 2009 and the second quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL

Restructuring charges in the second quarter of 2009	$11	$4	$7
Higher pension and other postretirement benefits costs	8	5	3
Steam asset impairment in the second quarter of 2009 at IPL	4	4	--
Lower electric generation maintenance expenses at IPL	(7)	(7)	--
Incremental expenses incurred in 2008 related to severe flooding in 2008 at IPL	(6)	(6)	--
Deferral of retail pension and benefits costs in 2009 at WPL	(3)	--	(3)
Other (includes impact of cost saving initiatives)	(9)	(6)	(3)

	($2)	($6)	$4

First Half 2009 vs. First Half 2008 Summary - Alliant Energy’s other operation and maintenance expenses for the utilities increased $16 million, due to the following reasons (amounts represent variances between first half 2009 and first half 2008 in millions):

	Alliant
	Energy	IPL	WPL

Higher pension and other postretirement benefits costs	$16	$9	$7
Restructuring charges in the second quarter of 2009	11	4	7
Higher steam operation and maintenance expenses at IPL	6	6	--
Higher expenses related to coal sales at IPL	5	5	--
Steam asset impairment in the second quarter of 2009 at IPL	4	4	--
Incremental expenses incurred in 2009 related to severe flooding in 2008 at IPL	3	3	--
Lower electric generation maintenance expenses at IPL	(8)	(8)	--
Deferral of retail pension and benefits costs in 2009 at WPL	(7)	--	(7)
Incremental expenses incurred in 2008 related to severe flooding in 2008 at IPL	(6)	(6)	--
Other (includes impact of cost saving initiatives)	(8)	(4)	(4)

	$16	$13	$3

The higher pension and other postretirement benefits costs in the second quarter and first half of 2009 were net of the portion allocated to capital projects and resulted from increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. The restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions. Alliant Energy estimates that the elimination of the corporate and operations positions will decrease its future annual salary costs by approximately $16 million ($7 million at IPL and $9 million at WPL). The higher steam operation and maintenance expenses resulted from additional costs incurred by IPL in 2009 to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008. The higher expenses related to coal sales at IPL in the first half of 2009 were due to higher volumes of coal sold in the first quarter of 2009 compared to first quarter of 2008. IPL recorded a $4 million asset impairment charge in the second quarter of 2009 related to its steam assets as a result of a decision in the second quarter of 2009 to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids. The incremental flood costs incurred by IPL in the second quarter and first half of 2009 were primarily related to operating expenditures required to restore operations at its Prairie Creek Generating Station that are not expected to be reimbursed under Alliant Energy’s property insurance policy. The lower electric generation maintenance expenses at IPL in the second quarter and first half of 2009 were primarily due to several planned maintenance outages in the second quarter of 2008. WPL deferred $3 million and $7 million of retail pension and benefits costs incurred in the second quarter and first half of 2009, respectively, in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case. Recovery of these deferred pension and benefits costs will be addressed in future rate cases. IPL and WPL implemented several cost saving initiatives in the second quarter of 2009 to reduce other operation and maintenance expenses, including, but not limited to, an elimination of certain corporate and operations positions, a mandatory one-week furlough for all non-bargaining employees in 2009 and suspension of a portion of 401(k) Savings Plan contributions by Alliant Energy for the remainder of 2009. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008.

Non-regulated Operation and Maintenance Expenses - Alliant Energy’s non-regulated operation and maintenance expenses for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

RMT (including WindConnect®)	$84.5	$92.1	$124.2	$167.8
Transportation	3.9	5.4	8.6	9.8
Non-regulated Generation	0.8	1.2	1.7	2.2
Other (includes eliminations)	1.3	(2.2)	0.5	(2.5)

	$90.5	$96.5	$135.0	$177.3

The RMT variances were largely driven by lower construction management costs associated with the execution of large wind projects in 2009 and lower incentive-related compensation expenses of $2 million and $5 million for the three- and six-month periods, respectively, due to lower earnings at RMT in the second quarter and first half of 2009 compared to the same periods in 2008. The increases in Other expenses for the three- and six-month periods were largely due to higher professional expenses incurred at the parent company in the second quarter of 2009.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $5 million and $9 million for the three- and six-month periods, respectively, primarily due to additional depreciation expense from the impact of property additions at IPL for restoration activities associated with the severe flooding in June 2008, higher depreciation rates at IPL and the impact of property additions at WPL related to its Cedar Ridge wind project and acquisition of NEF.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on Alliant Energy’s rate activities.

Interest Expense - Second Quarter 2009 vs. Second Quarter 2008 Summary - Alliant Energy’s interest expense increased $5 million due to the following reasons (amounts represent variances between expenses in the second quarter of 2009 and the second quarter of 2008 in millions):

	Alliant
	Energy	IPL	WPL

Interest expense variances from certain issuances of long-term debt:
WPL’s 7.6% debentures issued in October 2008	$5	$--	$5
IPL’s 7.25% senior debentures issued in October 2008	4	4	--
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures retired in October 2008	(1)	--	(1)
Corporate Services 4.55% senior notes retired in October 2008	(1)	--	--
Other (includes impact of lower commercial paper interest rates)	(2)	(1)	(2)

	$5	$3	$2

First Half 2009 vs. First Half 2008 Summary - Alliant Energy’s interest expense increased $11 million due to the following reasons (amounts represent variances between first half 2009 and first half 2008 in millions):

	Alliant
	Energy	IPL	WPL

Interest expense variances from certain issuances of long-term debt:
WPL’s 7.6% debentures issued in October 2008	$10	$--	$10
IPL’s 7.25% senior debentures issued in October 2008	9	9	--
Interest expense variances from certain reductions in long-term debt:
WPL’s 5.7% debentures retired in October 2008	(2)	--	(2)
Corporate Services 4.55% senior notes retired in October 2008	(2)	--	--
Other (includes impact of lower commercial paper interest rates)	(4)	(3)	(3)

	$11	$6	$5

Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of debentures issued and retired by IPL and WPL in the third quarter of 2009.

Equity Income from Unconsolidated Investments - Refer to Note 9(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s equity income from unconsolidated investments.

AFUDC - AFUDC increased $7 million and $13 million for the three- and six-month periods, respectively, primarily due to $7 million and $12 million of AFUDC recognized in the second quarter and first half of 2009, respectively, for IPL’s Whispering Willow-East wind project. The increase was also due to AFUDC recognized in the second quarter and first half of 2009 on capital projects related to restoration activities at IPL associated with the severe flooding in June 2008. These items were partially offset by AFUDC recognized in the second quarter and first half of 2008 related to the construction of WPL’s Cedar Ridge wind project.

Interest Income and Other - Interest income and other decreased $3 million and $8 million for the three- and six-month periods, respectively, primarily due to lower interest income caused by lower average balances of cash and cash equivalents and lower interest rates on money market fund investments in the second quarter and first half of 2009 compared to the same periods in 2008. Refer to Notes 1(c) and 1(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information regarding Alliant Energy’s cash and cash equivalents and interest income and other, respectively.

Income Taxes - Second Quarter 2009 vs. Second Quarter 2008 Summary - The effective income tax rates for Alliant Energy’s continuing operations were 30.2% for the second quarter of 2009 and 16.0% for the second quarter of 2008. The increase in the effective income tax rates was primarily due to $12.6 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006.

First Half 2009 vs. First Half 2008 Summary - The effective income tax rates for Alliant Energy’s continuing operations were (4.0%) for the first half of 2009 and 28.4% for the first half of 2008. The decrease in the effective income tax rates was primarily due to $40 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. This item was partially offset by $12.6 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006, and changes in the impacts of property related differences at IPL for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

Income From Discontinued Operations, Net of Tax - Refer to Note 15 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $1 million primarily due to higher electric transmission rates billed from ITC, tax benefits recorded in the second quarter of 2008 related to finalizing an audit of federal income tax returns for calendar years 2002 through 2004 and restructuring costs incurred in the second quarter of 2009. These items were substantially offset by the impact of the interim electric retail rate increase effective in March 2009 and AFUDC recognized on the Whispering Willow - East wind project in the second quarter of 2009.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$101.2	$99.0	2%	836	877	(5%)
Commercial	75.7	75.3	1%	901	945	(5%)
Industrial	96.2	99.8	(4%)	1,664	1,925	(14%)

Retail subtotal	273.1	274.1	--	3,401	3,747	(9%)
Sales for resale:
Wholesale	5.8	5.5	5%	97	106	(8%)
Bulk power and other	9.0	13.0	(31%)	137	235	(42%)
Other (includes wheeling)	6.8	9.1	(25%)	20	24	(17%)

Total revenues/sales	294.7	301.7	(2%)	3,655	4,112	(11%)

Electric production fuel expense	36.9	67.0	(45%)
Purchased power expense:
Energy	54.7	43.4	26%
Capacity	32.5	31.6	3%

Total electric production fuel
and purchased power expense	124.1	142.0	(13%)

Margins	$170.6	$159.7	7%

Second Quarter 2009 vs. Second Quarter 2008 Summary - Electric margins increased $11 million, or 7%, primarily due to the impact of IPL’s 2009 interim retail rate increase effective in March 2009 that increased IPL’s electric revenues by $18 million in the second quarter of 2009, an estimated $5 million reduction in electric margins in the second quarter of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in 2008 and $2 million of higher energy conservation revenues in the second quarter of 2009. These items were partially offset by a $9 million reduction in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates, $2 million of higher purchased power capacity expenses related to the DAEC PPA and a decrease in weather-normalized retail sales volumes. The decrease in weather-normalized retail sales volumes was largely due to a 14% decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in IPL’s service territory impacted by the economy and reduced sales demand from two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$217.1	$206.6	5%	2,026	2,063	(2%)
Commercial	150.2	141.2	6%	1,876	1,882	--
Industrial	189.9	182.1	4%	3,403	3,827	(11%)

Retail subtotal	557.2	529.9	5%	7,305	7,772	(6%)
Sales for resale:
Wholesale	11.4	11.2	2%	198	220	(10%)
Bulk power and other	24.8	23.2	7%	356	419	(15%)
Other (includes wheeling)	11.4	14.5	(21%)	43	48	(10%)

Total revenues/sales	604.8	578.8	4%	7,902	8,459	(7%)

Electric production fuel expense	98.3	117.2	(16%)
Purchased power expense:
Energy	117.7	78.2	51%
Capacity	70.0	67.6	4%

Total electric production fuel
and purchased power expense	286.0	263.0	9%

Margins	$318.8	$315.8	1%

First Half 2009 vs. First Half 2008 Summary - Electric margins increased $3 million, or 1%, primarily due to the impact of IPL’s 2009 interim retail rate increase effective in March 2009 that increased IPL’s electric revenues by $18 million in the first half of 2009, an estimated $5 million reduction in electric margins in the second quarter of 2008 from the loss of retail sales during electric service outages caused by the severe flooding in IPL’s service territory in the second quarter of 2008 and $2 million of higher energy conservation revenues in the first half of 2009. These items were partially offset by a $9 million reduction in electric margins from the impact of IPL’s annual adjustments to unbilled revenue estimates, $3 million of higher purchased power capacity expenses related to the DAEC PPA, an estimated $2 million reduction in electric margins from changes in the net impacts of weather conditions and IPL’s weather hedging activities and a decrease in weather-normalized retail sales volumes. The decrease in weather-normalized retail sales volumes was largely due to an 11% decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in IPL’s service territory impacted by the economy and reduced sales demand from two of IPL’s larger industrial customers who are transitioning to their own cogeneration facilities. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to IPL’s electric margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	($2)	($4)	$--	$--
Gains (losses) from weather derivatives (a)	--	2	(2)	--

Net weather impact	($2)	($2)	($2)	$--

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s CDD data, recoveries of electric fuel and purchased power energy expenses, IPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions. Refer to “Rates and Regulatory Matters - Utility Rate Cases” for discussion of IPL’s interim retail electric rate increase effective in late March 2009. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections” for discussion of electric sales projections expected to be influenced by the current economic conditions and new cogeneration facilities at two of IPL’s industrial customers. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Summer of 2009 Weather Conditions” for discussion of July 2009 weather impacts.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$16.2	$35.7	(55%)	1,793	2,356	(24%)
Commercial	9.5	22.3	(57%)	1,406	1,720	(18%)
Industrial	2.9	8.3	(65%)	556	727	(24%)

Retail subtotal	28.6	66.3	(57%)	3,755	4,803	(22%)
Interdepartmental	0.9	1.0	(10%)	163	92	77%
Transportation/other	3.0	3.3	(9%)	6,955	8,250	(16%)

Total revenues/sales	32.5	70.6	(54%)	10,873	13,145	(17%)

Cost of gas sold	15.4	52.0	(70%)

Margins	$17.1	$18.6	(8%)

Second Quarter 2009 vs. Second Quarter 2008 Summary - Gas margins decreased $2 million, or 8%, primarily due to an estimated $1 million decrease in gas margins from the changes in the net impacts of weather conditions and IPL’s weather hedging activities and a decrease in weather-normalized retail sales volumes largely due to the economic conditions in the second quarter of 2009.

Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$108.7	$140.5	(23%)	10,123	11,248	(10%)
Commercial	59.6	83.4	(29%)	6,333	7,457	(15%)
Industrial	10.1	18.3	(45%)	1,431	1,805	(21%)

Retail subtotal	178.4	242.2	(26%)	17,887	20,510	(13%)
Interdepartmental	2.1	1.3	62%	312	116	169%
Transportation/other	5.0	7.2	(31%)	16,084	18,669	(14%)

Total revenues/sales	185.5	250.7	(26%)	34,283	39,295	(13%)

Cost of gas sold	132.2	191.9	(31%)

Margins	$53.3	$58.8	(9%)

First Half 2009 vs. First Half 2008 Summary - Gas margins decreased $6 million, or 9%, primarily due to an estimated $4 million decrease in gas margins from the changes in the net impacts of weather conditions and IPL’s weather hedging activities and $2 million of lower energy conservation revenues. Changes in energy conservation revenues were largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions - Estimated increases to IPL’s gas margins from the net impacts of weather and IPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	$--	$1	$2	$6
Losses from weather derivatives (a)	--	--	(2)	(2)

Net weather impact	$--	$1	$--	$4

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs.

Steam and Other Revenues - Steam and other revenues increased $4 million for the three-month period primarily due to $3 million of higher steam revenues. Steam and other revenues increased $17 million for the six-month period primarily due to $13 million of higher steam revenues and $5 million of higher third-party coal revenues from higher coal volumes sold. IPL’s steam revenues increased in 2009 primarily due to additional revenues from steam customers for the recovery of additional costs incurred by IPL to operate the temporary steam generating systems (natural gas-fired package boilers and water treatment systems) used to resume steam service after its Prairie Creek and Sixth Street Generating Stations were shut down due to severe flooding in June 2008. In the second quarter of 2009, IPL announced its decision to discontinue providing steam service to the portion of its steam customers located in downtown Cedar Rapids in late 2009. Changes in steam and other revenues were largely offset by related changes in operating expenses. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the anticipated financial impacts of the severe flooding that occurred in June 2008.

Electric Transmission Service Expense - Electric transmission service expense increased $14 million and $27 million for the three- and six-month periods, primarily due to $14 million and $25 million, respectively, of higher expenses billed from ITC resulting from increased rates effective in January 2009. Refer to “Other Matters - Other Future Considerations - IPL’s Electric Transmission Service Charges” for additional discussion of the increased transmission rates from ITC effective in 2009.

Other Operation and Maintenance Expenses - Second Quarter 2009 vs. Second Quarter 2008 Summary - Other operation and maintenance expenses decreased $6 million primarily due to $7 million of lower electric generation maintenance expenses as a result of several planned maintenance outages in the second quarter of 2008, $6 million of incremental expenses incurred in the second quarter of 2008 related to severe flooding and lower expenses resulting from cost saving initiatives implemented in the second quarter of 2009. These items were partially offset by $5 million of higher pension and other postretirement benefits costs, $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and a $4 million asset impairment charge recorded in the second quarter of 2009 for the steam assets used to service steam customers in downtown Cedar Rapids.

First Half 2009 vs. First Half 2008 Summary - Other operation and maintenance expenses increased $13 million primarily due to $9 million of higher pension and other postretirement benefits costs, $6 million of higher steam operation and maintenance expenses, $5 million of higher expenses related to coal sales, $4 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions, a $4 million asset impairment charge recorded in the second quarter of 2009 for the steam assets used to service steam customers in downtown Cedar Rapids and $3 million of incremental expenses incurred in the first half of 2009 related to the severe flooding that occurred in 2008. These items were partially offset by $8 million of lower electric generation maintenance expenses primarily due to planned maintenance outages in 2008, $6 million of incremental expenses incurred in the second quarter of 2008 related to severe flooding and lower expenses resulting from cost saving initiatives implemented in the second quarter of 2009.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses. Refer to “Other Matters - Other Future Considerations - Severe Midwest Weather in June 2008” for additional discussion of the financial impacts of the severe flooding that occurred in June 2008.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million and $7 million for the three- and six-month periods, respectively, primarily due to additional depreciation expense from the impact of property additions for restoration activities associated with the severe flooding in June 2008 and higher depreciation rates.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on IPL’s utility rate activities.

Interest Expense - Interest expense increased $3 million and $6 million for the three- and six-month periods, respectively, primarily due to interest expense from IPL’s issuance of $250 million of 7.25% senior debentures in October 2008. This item was partially offset by the impact of lower commercial paper interest rates in the first half of 2009 compared to the first half of 2008. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of senior debentures issued and retired by IPL in the third quarter of 2009.

AFUDC - AFUDC increased $9 million and $16 million for the three- and six-month periods, respectively, primarily due to $7 million and $12 million of AFUDC recognized in the second quarter and first half of 2009, respectively, for IPL’s Whispering Willow - East wind project. The increase was also due to AFUDC recognized in the second quarter and first half of 2009 on capital projects related to restoration activities associated with the severe flooding in June 2008.

Income Taxes - Second Quarter 2009 vs. Second Quarter 2008 Summary - IPL’s effective income tax rates were 26.8% for the second quarter of 2009 and (6.2%) for the second quarter of 2008. The increase in the effective income tax rates was primarily due to $7.8 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006.

First Half 2009 vs. First Half 2008 Summary - IPL’s effective income tax rates were (46.5%) for the first half of 2009 and 22.9% for the first half of 2008. The decrease in the effective income tax rates was primarily due to $33 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities. These items were partially offset by $7.8 million of income tax benefits recorded in the second quarter of 2008 as a result of finalizing the audit of Alliant Energy’s U.S. federal income tax returns for calendar years 2002 through 2004 and recording known adjustments for the tax returns for calendar years 2005 and 2006, and property related differences for which deferred tax expense is not recorded pursuant to Iowa rate making principles.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional discussion of the net impacts of SB 62 and the decision to allow WPL to do business in Iowa.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock decreased $9 million primarily due to lower electric and gas sales due to the economy and restructuring charges in the second quarter of 2009.

Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel and purchased power expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel and purchased power expenses are generally passed through to customers, and therefore results in changes to electric operating revenues that are comparable to changes in electric production fuel and purchased power expenses. Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$85.0	$84.4	1%	728	722	1%
Commercial	53.3	52.3	2%	537	531	1%
Industrial	77.7	81.9	(5%)	1,055	1,208	(13%)

Retail subtotal	216.0	218.6	(1%)	2,320	2,461	(6%)
Sales for resale:
Wholesale	39.7	43.6	(9%)	725	776	(7%)
Bulk power and other	12.5	5.8	116%	308	92	235%
Other	4.9	7.0	(30%)	19	19	--

Total revenues/sales	273.1	275.0	(1%)	3,372	3,348	1%

Electric production fuel expense	33.6	41.6	(19%)
Purchased power expense:
Energy	64.1	56.3	14%
Capacity	42.4	41.3	3%

Total electric production fuel
and purchased power expense	140.1	139.2	1%

Margins	$133.0	$135.8	(2%)

Second Quarter 2009 vs. Second Quarter 2008 Summary - Electric margins decreased $3 million, or 2%, primarily due to a $6 million reduction in electric margins from changes in the recovery of fuel and purchased power energy costs, $1 million of higher purchased power capacity expenses in the second quarter of 2009, an estimated $1 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities and a decrease in weather-normalized retail and wholesale sales volumes. These items were partially offset by a $5 million increase in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates. The decrease in weather-normalized retail sales volumes was largely due to a 13% decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in WPL’s service territory impacted by the economy.

Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$190.2	$188.9	1%	1,686	1,678	--
Commercial	106.5	105.6	1%	1,107	1,105	--
Industrial	145.9	159.2	(8%)	2,041	2,365	(14%)

Retail subtotal	442.6	453.7	(2%)	4,834	5,148	(6%)
Sales for resale:
Wholesale	83.7	89.7	(7%)	1,523	1,604	(5%)
Bulk power and other	33.3	11.0	203%	649	173	275%
Other	11.5	11.2	3%	38	39	(3%)

Total revenues/sales	571.1	565.6	1%	7,044	6,964	1%

Electric production fuel expense	74.4	85.6	(13%)
Purchased power expense:
Energy	153.5	141.3	9%
Capacity	72.7	69.2	5%

Total electric production fuel
and purchased power expense	300.6	296.1	2%

Margins	$270.5	$269.5	--

First Half 2009 vs. First Half 2008 Summary - Electric margins increased $1 million primarily due to a $5 million increase in electric margins from the impact of WPL’s annual adjustments to unbilled revenue estimates and $2 million of higher energy conservation revenues in the first half of 2009. These items were substantially offset by $4 million of higher purchased power capacity expenses in the first half of 2009, an estimated $2 million reduction in electric margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities and a decrease in weather-normalized retail and wholesale sales volumes. The decrease in weather-normalized retail sales volumes was largely due to a 14% decrease in industrial sales demand caused by bankruptcies, plant closures and shift reductions at several manufacturing customers in WPL’s service territory impacted by the economy. Changes in energy conservation revenues are largely offset by changes in energy conservation expenses.

Impacts of Weather Conditions (excluding the impacts of service disruptions caused by storms) - Estimated decreases to WPL’s electric margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	($2)	($2)	($1)	$--
Gains (losses) from weather derivatives (a)	--	1	(1)	--

Net weather impact	($2)	($1)	($2)	$--

(a) Recorded in “Other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD data, WPL’s recoveries of electric fuel and purchased power energy costs, WPL’s annual adjustments to unbilled revenue estimates and MISO-related transactions. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Economic Conditions” for discussion of electric sales projections expected to be influenced by the current economic conditions. Refer to “Other Matters - Other Future Considerations - Electric Sales Projections - Summer of 2009 Weather Conditions” for discussion of July 2009 weather impacts.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$14.5	$27.0	(46%)	1,538	1,634	(6%)
Commercial	7.3	16.8	(57%)	1,179	1,232	(4%)
Industrial	0.4	2.8	(86%)	86	235	(63%)

Retail subtotal	22.2	46.6	(52%)	2,803	3,101	(10%)
Interdepartmental	0.8	0.5	60%	102	374	(73%)
Transportation/other	2.6	3.4	(24%)	4,308	4,116	5%

Total revenues/sales	25.6	50.5	(49%)	7,213	7,591	(5%)

Cost of gas sold	12.1	34.8	(65%)

Margins	$13.5	$15.7	(14%)

Second Quarter 2009 vs. Second Quarter 2008 Summary - Gas margins decreased $2 million, or 14%, primarily due to the impact of the 2009 retail gas rate decrease effective in January 2009, which reduced gas revenues in the second quarter of 2009 by $1 million and a decrease in weather-normalized retail sales largely due to the economic conditions in the second quarter of 2009.

Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)

	2009	2008	Change	2009	2008	Change

Residential	$81.2	$102.0	(20%)	7,431	7,838	(5%)
Commercial	45.4	60.0	(24%)	5,188	5,465	(5%)
Industrial	3.5	6.9	(49%)	430	671	(36%)

Retail subtotal	130.1	168.9	(23%)	13,049	13,974	(7%)
Interdepartmental	1.8	2.1	(14%)	265	619	(57%)
Transportation/other	5.3	7.9	(33%)	11,524	12,608	(9%)

Total revenues/sales	137.2	178.9	(23%)	24,838	27,201	(9%)

Cost of gas sold	94.4	127.0	(26%)

Margins	$42.8	$51.9	(18%)

First Half 2009 vs. First Half 2008 Summary - Gas margins decreased $9 million, or 18%, primarily due to the impact of the 2009 retail gas rate decrease effective in January 2009, which reduced gas revenues in the first half of 2009 by $3 million, a decrease in weather-normalized retail sales largely due to the economic conditions in the first half of 2009 and an estimated $1 million decrease in gas margins from changes in the net impacts of weather conditions and WPL’s weather hedging activities.

Impacts of Weather Conditions - Estimated increases to WPL’s gas margins from the net impacts of weather and WPL’s weather hedging activities for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months

	2009	2008	2009	2008

Weather impacts on demand compared to normal weather	$--	$--	$2	$3
Losses from weather derivatives (a)	--	--	(1)	(1)

Net weather impact	$--	$--	$1	$2

(a) Recorded in “Transportation/other” revenues in the above tables.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs and “Rates and Regulatory Matters - Utility Rate Cases” for discussion of WPL’s electric and gas rate filings.

Other Operation and Maintenance Expenses - Second Quarter 2009 vs. Second Quarter 2008 Summary - Other operation and maintenance expenses increased $4 million primarily due to $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and $3 million of higher pension and other postretirement benefits costs, net of the portion allocated to capital projects, due to increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. These items were partially offset by a $3 million deferral of retail pension and benefits costs recorded in the second quarter of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case and lower expenses resulting from cost saving initiatives implemented in the second quarter of 2009.

First Half 2009 vs. First Half 2008 Summary - Other operation and maintenance expenses increased $3 million primarily due to $7 million of restructuring charges incurred in the second quarter of 2009 related to the elimination of certain corporate and operations positions and $7 million of higher pension and other postretirement benefits costs, net of the portion allocated to capital projects, due to increased amortization of actuarial losses and lower expected return on plan assets caused by significant decreases in plan assets in 2008. These items were partially offset by a $7 million deferral of retail pension and benefits costs recorded in the first half of 2009 in accordance with the stipulation agreement approved by the PSCW related to WPL’s 2009 retail rate case and lower expenses resulting from cost saving initiatives implemented in the second quarter of 2009.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $2 million for both the three- and six-month periods, respectively, primarily due to the impact of property additions related to WPL’s Cedar Ridge wind project and acquisition of NEF.

Refer to “Rates and Regulatory Matters” for discussion of the interplay between utility operating expenses and utility margins given their impact on WPL’s rate activities.

Interest Expense - Interest expense increased $2 million and $5 million for the three- and six-month periods, respectively, primarily due to interest expense from WPL’s issuance of $250 million of 7.6% debentures in October 2008. This item was partially offset by the impact of WPL’s 5.7% debentures retired in October 2008 and lower commercial paper interest rates in the first half of 2009 compared to the first half of 2008. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidating Financial Statements” for details of debentures issued by WPL in July 2009.

AFUDC - AFUDC decreased $2 million and $3 million for the three- and six-month periods, respectively, primarily due to AFUDC recognized in 2008 related to the construction of WPL’s Cedar Ridge wind project.

Equity Income from Unconsolidated Investments - Equity income from unconsolidated investments increased $1 million and $3 million for the three- and six-month periods, respectively, due to higher earnings at ATC resulting from increased transmission rates billed by ATC.

Income Taxes - Second Quarter 2009 vs. Second Quarter 2008 Summary - WPL’s effective income tax rates were 35.6% for the second quarter of 2009 and 35.4% for the second quarter of 2008.

First Half 2009 vs. First Half 2008 Summary - WPL’s effective income tax rates were 31.9% for the first half of 2009 and 36.3% for the first half of 2008. The decrease in the effective income tax rates was primarily due to $2 million of income tax benefits recognized in the first quarter of 2009 related to the net impacts of the SB 62 enacted in February 2009 and a recent decision to allow WPL to do business in Iowa thus requiring WPL to file as part of the Iowa consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s liquidity and capital resources matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Liquidity Position - At June 30, 2009, Alliant Energy and its subsidiaries had $246 million of cash and cash equivalents and $385 million ($134 million at IPL, $155 million at WPL and $96 million at the parent company) of available capacity under their revolving credit facilities. Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for details of long-term debt issuances and retirements by IPL and WPL in the third quarter of 2009. Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s cash and cash equivalents. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the alleged default by Resources under the Indenture related to the Exchangeable Senior Notes.

Capital Structure - Alliant Energy’s, IPL’s and WPL’s capital structures at June 30, 2009 were as follows (dollars in millions):

	Alliant Energy
	(Consolidated)		IPL		WPL

Common equity	$2,844.3	54.6%	$1,199.8	47.4%	$1,255.2	57.5%
Preferred equity	243.8	4.7%	183.8	7.3%	60.0	2.7%
Noncontrolling interest	2.1	--%	--	--%	--	--%
Long-term debt (incl. current maturities)	1,884.7	36.2%	995.4	39.3%	783.0	35.9%
Short-term debt	237.5	4.5%	153.0	6.0%	84.5	3.9%

	$5,212.4	100.0%	$2,532.0	100.0%	$2,182.7	100.0%

In July 2009, IPL issued $300 million of 6.25% senior debentures due 2039 and used the proceeds initially to repay short-term debt and invest in short-term assets and thereafter to redeem $135 million of its senior debentures in August 2009. In July 2009, WPL issued $250 million of 5.00% debentures due 2019 and used the proceeds initially to repay short-term debt and invest in short-term assets.

Cash Flows - Selected information from Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for six months ended June 30 was as follows (in millions):

	Alliant Energy		IPL		WPL

	2009	2008	2009	2008	2009	2008

Cash and cash equivalents at Jan. 1	$346.9	$745.6	$6.2	$39.4	$4.5	$0.4
Cash flows from (used for):
Operating activities	439.9	259.9	295.6	129.3	170.4	144.8
Investing activities	(588.3)	(423.4)	(397.9)	(266.7)	(262.4)	(150.6)
Financing activities	47.7	(8.2)	96.8	98.6	88.0	17.1

Net increase (decrease)	(100.7)	(171.7)	(5.5)	(38.8)	(4.0)	11.3

Cash and cash equivalents at June 30	$246.2	$573.9	$0.7	$0.6	$0.5	$11.7

Operating Activities -

First Half 2009 vs. First Half 2008 - Alliant Energy’s cash flows from operating activities increased $180 million primarily due to $155 million of higher cash flows from changes in income tax payments and refunds, $75 million of higher cash flows from changes in the level of accounts receivable sold at IPL, lower incentive-related compensation payments by Corporate Services and additional operating expenditures in the second quarter of 2008 due to the severe flooding in IPL’s service territory. These items were partially offset by $42 million of lower cash flows from operations at RMT largely due to payments received in the first half of 2008 for a large wind construction management project and $23 million of refunds paid by WPL to its retail customers in the first half of 2009 for over-collected fuel-related costs during 2008.

IPL’s cash flows from operating activities increased $166 million primarily due to $75 million of higher cash flows from changes in the level of accounts receivable sold, $51 million of higher cash flows from changes in income tax payments and refunds and additional operating expenditures in the second quarter of 2008 due to the severe flooding in IPL’s service territory.

WPL’s cash flows from operating activities increased $26 million primarily due to $24 million of higher cash flows from changes in income tax payments and refunds and the return of $8 million of collateral from counterparties of derivative contracts in the first half of 2009. These items were partially offset by $23 million of refunds paid by WPL to its retail customers in the first half of 2009 for over-collected fuel-related costs during 2008.

IPL’s Accounts Receivable Sale Program - Changes in the levels of accounts receivable sold by IPL increased Alliant Energy’s and IPL’s cash flows from operations by $115 million and $40 million in the first half of 2009 and 2008, respectively. Proceeds from the additional receivables sold during the first half of 2009 were primarily used to help fund construction expenditures at IPL. Refer to Note 4(a) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on IPL’s accounts receivable sale program.

Income Tax Payments and Refunds - Income tax payments and refunds resulted in higher cash flows from operations for Alliant Energy, IPL and WPL for the first half of 2009 compared to the first half of 2008. These changes in income tax payments and refunds were largely due to bonus tax depreciation deductions anticipated by Alliant Energy, IPL and WPL for 2009 under the ARRA. Refer to “Rates and Regulatory Matters - Income Tax Legislative Developments - ARRA” for additional discussion of the anticipated 2009 bonus tax depreciation deductions.

Investing Activities -

First Half 2009 vs. First Half 2008 - Alliant Energy’s cash flows used for investing activities increased $165 million primarily due to $185 million of higher construction expenditures including expenditures during the first half of 2009 for wind projects, restoration activities at IPL’s Prairie Creek Generating Station, advanced metering infrastructure (AMI) at WPL and emission controls at IPL’s Lansing Generating Station. This item was partially offset by $15 million of insurance proceeds received by IPL in the first half of 2009 for property damaged by the severe flooding in 2008.

IPL’s cash flows used for investing activities increased $131 million primarily due to $149 million of higher construction expenditures including expenditures during the first half of 2009 for its Whispering Willow-East wind project, restoration activities at its Prairie Creek Generating Station and emission controls at its Lansing Generating Station. This item was partially offset by $15 million of insurance proceeds received in the first half of 2009 for property damaged by the severe flooding in 2008.

WPL’s cash flows used for investing activities increased $112 million due to $112 million of higher construction and acquisition expenditures including expenditures during the first half of 2009 for the acquisition of NEF and related assets, its Bent Tree wind project and AMI.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures during 2009, 2010 and 2011 as follows (in millions):

	Alliant Energy			IPL			WPL

Utility business (a):	2009	2010	2011	2009	2010	2011	2009	2010	2011

Generation - new facilities:
IPL wind - Whispering Willow - East	$290	$10	$--	$290	$10	$--	$--	$--	$--
IPL wind - Whispering Willow - West	25	90	140	25	90	140	--	--	--
WPL wind - Bent Tree	205	260	10	--	--	--	205	260	10
WPL gas - NEF (b)	--	--	--	--	--	--	92	--	--

Total generation - new facilities	520	360	150	315	100	140	297	260	10
Environmental	130	110	225	115	50	25	15	60	200
AMI	70	20	40	--	15	40	70	5	--
Other utility capital expenditures	475	425	380	305	235	205	170	190	175

Total utility business	1,195	915	795	$735	$400	$410	$552	$515	$385

Non-regulated businesses	15	10	10

	$1,210	$925	$805

(a)	Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction and acquisition expenditures in millions of dollars and exclude AFUDC and ARRA grants, if applicable.
(b)	Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of WPL’s acquisition of NEF and related assets from Resources on June 1, 2009.

The revised estimates for Alliant Energy above from those reported in the 2008 Form 10-K include the impact of the decision by IPL and its joint partners in March 2009 not to proceed with construction of the Sutherland #4 project and recent changes in the planned timing of environmental and AMI projects. The changes result in currently anticipated capital expenditures that are $100 million, $620 million, and $420 million lower for Alliant Energy for 2009, 2010 and 2011, respectively, than estimates reported in the 2008 Form 10-K.

Financing Activities -

First Half 2009 vs. First Half 2008 - Alliant Energy’s cash flows used for financing activities decreased $56 million primarily due to changes in the amount of commercial paper outstanding at IPL. The changes in commercial paper at IPL were primarily used to fund IPL’s construction expenditures.

IPL’s cash flows from financing activities decreased $2 million primarily due to $50 million of lower capital contributions from its parent company, Alliant Energy, and $23 million of higher distributions to its parent company. These items were substantially offset by changes in the amount of commercial paper outstanding. The changes in commercial paper were primarily used to fund construction expenditures.

WPL’s cash flows from financing activities increased $71 million primarily due to a $100 million capital contribution from its parent company, Alliant Energy, in the first half of 2009. This item was partially offset by $23 million of higher distributions to its parent company.

FERC Financing Authorization - As of June 30, 2009, IPL had remaining authority for $273 million of common equity distributions from additional paid in capital, rather than retained earnings, under the July 2008 authorization issued by FERC. As of Aug. 6, 2009, IPL had remaining authority to issue $350 million of long-term debt securities, $500 million of short-term debt securities and $200 million of preferred stock through Dec. 31, 2009 under the 2007 authorization issued by FERC.

State Regulatory Financing Authorizations - In July 2009, WPL received authorization from the PSCW to issue unsecured indebtedness of no more than $350 million in each of 2009 and 2010, with a total not to exceed $600 million, among other conditions. As of Aug. 6, 2009, WPL had $100 million remaining available in 2009 under the July 2009 authorization issued by the PSCW.

Shelf Registrations - In the second quarter of 2009, IPL and WPL filed shelf registration statements with the SEC. IPL’s shelf registration became effective in June 2009 and provides IPL flexibility to offer from time to time up to an aggregate of $650 million of preferred stock and unsecured debt securities from June 2009 through June 2012. WPL’s shelf registration became effective in June 2009 and provides WPL flexibility to offer up to an aggregate of $700 million of preferred stock and unsecured debt securities from June 2009 through June 2012. As of Aug. 6, 2009, IPL and WPL had $350 million and $450 million, respectively, remaining available under their shelf registrations. Alliant Energy’s most recent shelf registration statement expired in December 2008.

Common Stock Issuances - Alliant Energy currently anticipates its only common stock issuances in 2009 through 2011 will be to issue new shares to satisfy demands under its equity incentive plans for employees. Refer to Notes 6(b) and 7 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances in the first half of 2009 under its equity incentive plans for employees.

Short- and Long-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant which requires the entities to maintain certain debt-to-capital ratios. The debt-to-capital ratios required to borrow under the credit facilities compared to the actual debt-to-capital ratios at June 30, 2009 were as follows:

	Requirement	Status at June 30, 2009

Alliant Energy	Less than 65%	40%
IPL	Less than 58%	45%
WPL	Less than 58%	43%

Refer to Note 8 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on short- and long-term debt including details of long-term debt issuances and retirements by IPL and WPL in the third quarter of 2009 and amendments to Alliant Energy’s, IPL’s and WPL’s respective credit facility agreements in the first quarter of 2009 to release Lehman from the agreements. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the alleged default by Resources under the Indenture related to the Exchangeable Senior Notes, including extensions of waivers related to both Alliant Energy’s credit facility agreement and IPL’s sales of accounts receivable program agreement through Dec. 31, 2009.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K. Refer to Notes 4(a) and 12(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program and various guarantees and indemnifications outstanding related to Alliant Energy’s previous divestiture activities.

Certain Financial Commitments -

Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except for the items described in Notes 8, 12(a), 12(b) and 20 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements.”

Environmental - A summary of Alliant Energy’s environmental matters is included in the 2008 Form 10-K and has not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Air Quality -

CAIR - In January 2009, the EPA took initial action to address one issue under CAIR related to the inclusion of Minnesota in the CAIR program. At issue were claims that the EPA had included Minnesota in the CAIR region based on inaccurate data and that use of better data would result in Minnesota falling below the threshold impact level. Consistent with a 2008 court ruling, the EPA administrator signed the notice for the proposed rule to stay CAIR federal implementation plan requirements for Minnesota, until such time that the EPA determines that Minnesota should be included in the eastern CAIR region. In May 2009, the proposed rule to stay the applicability of the Minnesota CAIR federal implementation plan was published for public comment. Before becoming effective, this proposed rule requires final promulgation by the EPA, which is expected in late 2009.

Utility MACT - In July 2009, the EPA published notice of a proposed information collection request for coal- and oil-fired electric utility steam generating units over 25 MW to develop proposed utility MACT standards for the control of mercury and other federal hazardous air pollutants. Issuance of a final information collection request is anticipated in late 2009. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s potential standards to regulate mercury and other federal hazardous air pollutants, but expect that capital investments and/or modifications could be significant to comply with any such regulations.

Ozone NAAQS Rule - In March 2009, the EPA requested 180 days to review the revised 8-hour standard (0.075 parts per million) in response to a court challenge that the new standard is not stringent enough. Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential changes to the 8-hour standard on their financial condition and results of operations.

NO2 NAAQS Rule - In June 2009, the EPA published a proposed rule that would establish a new one-hour NO2 standard between 80 to 100 parts per billion (ppb) and associated ambient air monitoring requirements, while maintaining the current annual standard of 53 ppb. Currently, there are no areas in the U.S. that are designated as non-attainment of the existing annual NO2 standards. The EPA is under a court order to issue a final NO2 standard by January 2010 and could designate non-attainment areas by January 2012. In the event of insufficient information, the Clean Air Act (CAA) provides that the EPA can take an additional year to designate areas. Alliant Energy, IPL and WPL are currently unable to predict the impact of any potential NO2 standard changes on their financial condition or results of operations and continue to monitor related regulatory developments.

GHG Emissions - In April 2009, the EPA issued a proposed rule to require reporting of GHG emissions from all sectors of the economy, including electric utility operations. The GHG emissions covered by the proposed EPA reporting rule include CO2, methane (CH4), nitrous oxide (N2O), sulfur hexafluoride, hydrofluorocarbons (HFCs), perfluorocarbons and other fluorinated gases. Emissions of GHG will be reported at the facility level in CO2-equivalent (CO2e) and include those facilities that emit 25,000 metric tons or more of CO2e annually. The proposed rule does not require control of GHG emissions, rather it requires that sources above certain threshold levels monitor and report emissions. The EPA anticipates that the data collected by this rule will improve the U.S. government’s ability to formulate a set of climate change policy options and to assess which industries and how these industries would be affected by the options. A final reporting rule is anticipated by the end of 2009. Alliant Energy, IPL and WPL are monitoring the proposed EPA rulemaking to prepare for compliance with future mandatory GHG emissions reporting requirements.

In April 2009, the EPA also issued a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the CAA.” This proposal includes two distinct findings regarding GHG emissions under the CAA. First, the current and projected concentrations of GHG emissions in the atmosphere threaten the public health and welfare of current and future generations. This is referred to as the endangerment finding and includes the six key GHG emissions identified in the EPA’s proposed reporting rule. Second, the combined emissions of CO2, CH4, N2O, and HFCs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these key GHG emissions and hence to the threat of climate change. This is referred to as the cause or contribute finding. The EPA’s proposed findings do not include any specific regulations that mandate reductions in GHG emissions. However, finalization of these findings is requisite to EPA’s future issuance of regulations to reduce GHG emissions from motor vehicles or other emissions sources, which could include electric utility operations. The implications of the EPA’s findings are highly uncertain including the nature or timing related to future issuance of regulations mandating reductions of GHG emissions. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the EPA’s findings, but expect that capital investments and/or modifications could be significant to comply with any regulations issued to reduce GHG emissions.

In May 2009, Alliant Energy committed to participate in Phase II of the Chicago Climate Exchange (CCX) for the period from 2007 through 2010. CCX is a voluntary market-based emission cap-and-trade program for reducing GHG emissions, including CO2.

Refer to “Rates and Regulatory Matters - Greenhouse Gas Emissions and Renewable Energy Standards Legislative Developments - Proposed H.R. 2454” for discussion of the proposed “American Clean Energy and Security Act,” which contains a cap-and-trade GHG emissions reduction program.

Water Quality -

Federal Clean Water Act - In April 2009, the U.S. Supreme Court granted the EPA authority to use a cost-benefit analysis when setting technology-based requirements under Section 316(b) of the Federal Clean Water Act to minimize environmental impacts at cooling water intake structures. Alliant Energy, IPL and WPL are currently unable to predict the final requirements from Section 316(b), but expect that capital investments and/or modifications resulting from the regulation could be significant.

Wisconsin State Thermal Rule - In May 2009, the Wisconsin Natural Resources Board approved the Wisconsin DNR rule regarding the amount of heat that WPL’s generating facilities can discharge into Wisconsin waters. A final rule requires approval by the Wisconsin Legislature and the EPA and is anticipated to be effective in the second half of 2009. WPL continues to evaluate the rule and the variance provisions included in the rule. At this time, WPL is unable to predict the final requirements of this rule, but believes that required capital investments and/or modifications resulting from this rule could be significant.

Hydroelectric Fish Passages and Fish Protective Devices - In January 2009, FERC approved an extension for WPL to complete the construction and installation of the fish protective device at one of its hydroelectric generating facilities by June 30, 2010. Alliant Energy and WPL believe the required capital investments and/or modification to comply with the FERC order for fish passages and fish protective devices at its hydroelectric generating facility could be significant.

Land and Solid Waste -

Coal Combustion By-products (CCB) - In the first half of 2009, IPL and WPL received information collection requests from the EPA for data on the coal ash surface impoundments at ten and four of their facilities, respectively. IPL and WPL have responded to all of these requests. The EPA plans to evaluate the information and intends to issue proposed regulations for public comment in late 2009. Proposed regulations could impose additional requirements with significant impact for CCB management, beneficial use applications and disposal. Alliant Energy, IPL and WPL are currently unable to predict the impact of these information collection requests or potential regulations resulting from such requests.

MGP Sites - Refer to Note 12(e) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s primary market risk exposures are associated with commodity prices, currency exchange rates, interest rates and investment prices. Alliant Energy has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures. A summary of Alliant Energy’s market risks is included in the 2008 Form 10-K and such market risks have not changed materially from those reported in the 2008 Form 10-K, except as described below.

Commodity Price Risk - Alliant Energy, IPL and WPL have exposure to market fluctuations in commodity prices of certain materials procured for their infrastructure investment programs. In 2008, Corporate Services, as agent for IPL and WPL, entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. The master supply agreement includes pricing terms that are subject to change if steel prices change by more than 10% between measurement dates defined in the master supply agreement. Assuming changes in steel prices are sufficient to warrant a change in the pricing terms, the impact of each incremental 10% increase (decrease) in steel prices will increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of June 30, 2009 by approximately $1.2 million, $0.4 million and $0.8 million for Alliant Energy, IPL and WPL, respectively.

Currency Exchange Rate Risk - Alliant Energy and IPL are exposed to risk resulting from changes in currency exchange rates as a result of Corporate Services’ master supply agreement with Vestas to purchase wind turbine generator sets and related equipment. A portion of the future payments under the master supply agreement are denominated in Euros, and therefore, are subject to currency exchange risk with fluctuations in currency exchange rates. The impact of a hypothetical 10% increase (decrease) in currency exchange rates on the future Euro-denominated payments under the master supply agreement would increase (decrease) the anticipated purchase price of the wind turbine generator sets and related equipment as of June 30, 2009 by approximately $8.2 million for Alliant Energy and IPL.

Interest Rate Risk - Alliant Energy, IPL and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate short-term borrowings, IPL’s accounts receivable sale program and variable-rate leasing agreements. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on consolidated variable-rate short-term borrowings held, the amount outstanding under IPL’s accounts receivable sale program and variable-rate lease balances at June 30, 2009, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase (decrease) by approximately $3.8 million, $3.0 million and $0.8 million, respectively.

Alliant Energy is also exposed to risk resulting from changes in interest rates as a result of balances of cash and cash equivalents that are currently invested in money market funds with yields that may fluctuate daily. Assuming the impact of a hypothetical 100 basis point increase (decrease) in interest rates on Alliant Energy’s money market fund investments at June 30, 2009, Alliant Energy’s annual interest income would increase (decrease) by approximately $2.4 million. Refer to Note 1(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional information on Alliant Energy’s investments in money market funds.

New Accounting Pronouncements - Refer to Note 1(f) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies - A summary of Alliant Energy’s critical accounting policies is included in the 2008 Form 10-K and such policies have not changed materially from those reported in the 2008 10-K, except as described below.

Accounting for Contingencies - Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the cost cap included in the IUB order authorizing IPL to construct the 200 MW wind project referred to as Whispering Willow-East and management’s current assessment that the construction costs incurred through June 30, 2009 are prudent and reasonable. Refer to Note 12 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s, IPL’s and WPL’s current contingencies.

Regulatory Assets and Liabilities - Refer to Note 1(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of management’s assessment that the regulatory assets associated with costs for IPL’s and WPL’s proposed base-load, clean air compliance and wind projects are probable of future recovery as of June 30, 2009.

Asset Valuations of Long-Lived Assets to be Held and Used - At June 30, 2009, IPL had $6 million of long-lived assets recognized on its balance sheet for the underground steam distribution system and temporary steam generating system used to provide service to steam customers in downtown Cedar Rapids. Refer to Note 1(d) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of the $4 million impairment charge recorded by IPL in the second quarter of 2009 for these long-lived assets as a result of a recent decision by IPL to discontinue providing steam service to the portion of its steam customers in downtown Cedar Rapids in late 2009.

Unbilled Revenues - At June 30, 2009 and Dec. 31, 2008, unbilled revenues related to Alliant Energy’s utility operations were $96 million ($30 million at IPL and $66 million at WPL) and $186 million ($94 million at IPL and $92 million at WPL), respectively. At June 30, 2009, IPL had sold $36 million of unbilled revenues through its sales of accounts receivable program. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins - Unbilled Revenue Estimates” for discussion of adjustments to unbilled electric revenue estimates in the second quarters of 2009 and 2008.

Income Taxes -

Net Operating Loss Utilization - In February 2009, SB 62 was enacted. The current provisions of SB 62 make it unlikely that Alliant Energy will be able to utilize a majority of its current Wisconsin net operating loss carryforwards before they expire. As a result, Alliant Energy recorded a valuation allowance for the deferred tax assets associated with its Wisconsin net operating loss carryforwards, which increased income tax expense by $6 million in the first quarter of 2009. At June 30, 2009, Alliant Energy had deferred tax asset valuation allowances related to Wisconsin net operating loss carryforwards of $19 million.

Capital Loss Utilization - The provisions of SB 62 and WPL’s recent plans to be included in Iowa consolidated returns in order to take advantage of efficiencies that will likely be available as a result of IPL and WPL sharing resources and facilities resulted in changes in expected state apportioned income tax rates. These changes in expected state apportioned income tax rates resulted in changes in the amount of deferred tax assets related to Wisconsin capital loss carryforwards and associated valuation allowances in the first quarter of 2009. At June 30, 2009, Alliant Energy had deferred income tax asset valuation allowances related to Wisconsin capital loss carryforwards of $9 million.

Flood-related Expenditures in 2008 - Alliant Energy and IPL are currently evaluating the tax return treatment of 2008 expenditures incurred by IPL related to the severe flooding in its service territory as part of its 2008 federal and state income tax returns that are due to be filed later in 2009. Dependent on the tax return treatment of the 2008 expenditures related to the severe flooding, Alliant Energy and IPL may recognize additional income tax benefits upon filing their 2008 income tax returns later in 2009. Any income tax benefits realized by IPL from its 2008 expenditures related to the severe flooding may be utilized in determining future rates for its customers.

Refer to Note 5 of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for further discussion of tax matters.

Property Insurance Recoveries - As of June 30, 2009, both Alliant Energy and IPL recorded $20 million on their Condensed Consolidated Balance Sheets of estimated receivables due under Alliant Energy’s property insurance policy related to covered flood losses charged to operating expense from the severe Midwest flooding in 2008. Refer to Note 4(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of these estimated property insurance recoveries.

Other Future Considerations - A summary of Alliant Energy’s, IPL’s and WPL’s other future considerations is included in the 2008 Form 10-K and such considerations have not changed materially from the items reported in the 2008 Form 10-K, except as described below.

Severe Midwest Weather in June 2008 - Alliant Energy and IPL currently expect to be substantially finished with the rebuilding and restoration activities associated with property damage caused by last year’s severe Midwest weather in the third quarter of 2009. Alliant Energy and IPL currently estimate the total cost to be incurred in 2009 for the rebuilding and restoration activities will be approximately $100 million, the majority of which was incurred in the first half of 2009. These costs are largely due to the capital expenditures required for rebuilding and restoration activities at IPL’s Prairie Creek Generating Station, which is expected to return to full operations early in the third quarter of 2009. Covered flood losses surpassed the $100 million coverage limit under Alliant Energy’s property insurance policy in the first quarter of 2009 therefore all remaining costs will be borne by Alliant Energy and IPL unless recovery of these costs is permitted by regulators. Alliant Energy currently estimates its 2009 utilities earnings will decrease by approximately $0.02 to $0.04 per share due to operating expenses it expects to incur in 2009 for restoration activities that may not be recoverable from ratepayers. Alliant Energy and IPL do not believe additional expenditures for rebuilding and restoration activities will have a significant impact on their liquidity given their current liquidity positions and the $43 million of remaining reimbursements anticipated under Alliant Energy’s property insurance policy as of June 30, 2009. Refer to Note 4(b) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for additional details of anticipated reimbursements of covered flood losses under Alliant Energy’s property insurance policy. Refer to “Rates and Regulatory Matters - Other Recent Regulatory Developments - Severe Midwest Flooding” for discussion of recent filings with the IUB and MPUC requesting recovery of incremental operation and maintenance expenses incurred as a result of the severe Midwest flooding.

IPL’s Electric Transmission Service Charges - In April 2009, FERC denied IPL’s FERC 206 complaint filed against ITC concerning certain cost components included in ITC’s 2009 transmission rates. FERC concluded that IPL had not presented adequate evidence that ITC’s formula rate implementation produced unjust and unreasonable rates with respect to operations and maintenance and administrative and general expenses for 2009. FERC also rejected IPL’s allegations that ITC had not been adequately forthcoming with information about its projected rates and true-up. In May 2009, IPL filed a request for rehearing with FERC. In June 2009, FERC granted IPL’s request for rehearing, however, it is unknown when FERC will take final action on the complaint.

In June 2009, ITC posted to MISO its estimated 2008 true-up adjustment based on its net revenue requirement less actual revenues received in 2008. ITC currently estimates it under-recovered approximately $54 million in 2008. MISO is expected to add approximately $49 million of this under-recovered amount to the costs billed to IPL for transmission services in 2010. The final 2008 true-up amount is expected from ITC in September 2009.

Electric Sales Projections -

Summer of 2009 Weather Conditions - In July 2009, Alliant Energy, IPL and WPL experienced significantly cooler than normal weather conditions. Alliant Energy, IPL and WPL did not enter into a CDD swap agreement for the June 1, 2009 to Aug. 31, 2009 time period. As a result, all impacts of weather conditions on sales demand during this period will have a direct impact to Alliant Energy’s, IPL’s and WPL’s electric margins. The estimated decreases to Alliant Energy’s, IPL’s and WPL’s electric margins for the month of July 2009 due to the impacts of cooler than normal weather are $18 million to $22 million, $12 million to $14 million, and $6 million to $8 million, respectively. CDD in Alliant Energy’s, IPL’s and WPL’s service territories for July were as follows:

	Actual

CDD (a):	2009	2008	Normal

Cedar Rapids, Iowa (IPL)	76	237	255
Madison, Wisconsin (WPL)	62	220	219

(a) CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Economic Conditions - Alliant Energy, IPL and WPL are expecting further declines in electric sales demand in 2009 compared to 2008 due to additional plant closures and shift reductions at several manufacturing customers in Alliant Energy’s, IPL’s and WPL’s service territories that were announced in the first half of 2009.

Customer Owned Generation - Archer Daniels Midland (ADM), owner of wet corn milling plants in Iowa and one of IPL’s largest industrial customers, is in the final stages of constructing two (one is 105 MW and one is 75 MW) cogeneration facilities in Clinton, Iowa to meet its own electric demand. Roquette America, owner of a wet corn milling plant in Iowa and one of IPL’s largest industrial customers, has constructed a 34 MW cogeneration facility in Keokuk, Iowa to partially meet its own electric demand. As ADM and Roquette America transition to their cogeneration facilities, Alliant Energy’s and IPL’s electric industrial sales demand as well as electric margins will be reduced. ADM began the transition to its cogeneration facilities in the first quarter of 2009 and is expected to fully transition during the third quarter of 2009. Roquette America transitioned to its cogeneration facilities in the second quarter of 2009.

Incentives for Wind Projects - Alliant Energy’s, IPL’s and WPL’s corporate strategy includes building or acquiring several wind projects to produce electricity to meet customer demand and renewable portfolio standards. In addition to producing electricity, these wind projects may also generate material incentives depending on when they begin commercial operations. The ARRA enacted in February 2009 provides incentives to owners of wind projects placed into service between Jan. 1, 2009 and Dec. 31, 2012. The incentives available to qualified wind projects under the ARRA include either production tax credits for a 10-year period based on the electricity output generated by the wind project, an investment tax credit equal to 30% of the qualified cost basis of the wind project or a government grant equal to 30% of the qualified cost basis of the wind project. The government grant incentive is only available for qualified wind projects that are placed into service in 2009 or 2010 and qualified wind projects that began construction in 2009 or 2010 and are placed into service by Dec. 31, 2012. Alliant Energy’s utility generation plan has three wind projects that are expected to qualify for one of these incentives based on the provisions of ARRA. These three wind projects are IPL’s Whispering Willow - East wind project (200 MW capacity) that is expected to begin commercial operation in late 2009, WPL’s Bent Tree wind project (200 MW capacity) that is expected to begin commercial operation in 2011 pending regulatory approvals for the project, and IPL’s Whispering Willow - West wind project (100 MW capacity) that is expected to begin commercial operation in 2011 pending regulatory approvals for the project. Alliant Energy, IPL and WPL are currently evaluating all incentive options available for these three projects. In addition, WPL is expected to recognize approximately $3 million to $5 million of production tax credits per year for a 10-year period for its Cedar Ridge wind project (68 MW capacity) that began commercial operations in December 2008. Any incentives for IPL’s and WPL’s wind projects are expected to be utilized in determining customers’ rates.

Potential ARRA Smart Grid Grants - In August 2009, IPL and WPL applied to the DOE for Smart Grid grants of approximately $50 million and $10 million, respectively, available under the ARRA for proposed investments that are expected to enhance the delivery of electricity using digital technology to save energy, reduce costs and increase reliability. The DOE currently anticipates making grant awards in October 2009, March 2010 and June 2010. Alliant Energy’s potential qualifying investments are primarily related to full deployment of AMI at IPL, and small-scale Smart Grid and AMI-related pilot initiatives at IPL and WPL. Any Smart Grid grants received by IPL or WPL would reduce the revenue requirement for qualified investments for the proposed grant-supported projects and therefore would be expected to be utilized in establishing customers’ rates. IPL’s and WPL’s final decisions on whether to proceed with these projects will be contingent upon favorable regulatory treatment.

Resources’ Cedar River Railroad Bridge Grant - Resources’ railroad bridge over the Cedar River was severely damaged by flooding in June 2008. Resources’ reconstruction of the bridge was completed in July 2009. Costs incurred by Resources for clean up and reconstruction of the bridge due to the flood damage were $9 million. In May 2009, Resources was notified that it was awarded a $7 million grant from the Federal Railroad Administration (FRA), which will cover the majority of the cost to replace the bridge. Resources is currently unable to determine when it will receive the $7 million from the FRA. Any grant amounts received by Resources will primarily be used to reduce property, plant and equipment and therefore will not have a material impact on Alliant Energy’s results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2009 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2009.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Alliant Energy - On Sep. 5, 2008, Alliant Energy and Resources received a notice of default, dated Sep. 4, 2008 (Notice of Default), from U.S. Bank National Association as successor indenture trustee (Trustee) pursuant to which the Trustee asserted that Resources was in default under the Indenture, dated as of Nov. 4, 1999 (Indenture), among Resources, as issuer, Alliant Energy, as guarantor and the Trustee, as trustee, with respect to the Exchangeable Senior Notes due 2030 (Notes), which were issued by Resources and were guaranteed by Alliant Energy. The alleged default relates to a provision of the Indenture that provides that if Resources transfers all or substantially all of its properties and assets to a third party, then the transferee must be organized and existing under the laws of the U.S. or a state thereof and assume Resources’ obligations under the Notes and the Indenture. The Trustee alleges in the Notice of Default that Resources transferred substantially all of its assets without complying with the Indenture and, as a result, a default has occurred under the Indenture. On Sep. 4, 2008, the Trustee also filed a complaint with the U.S. District Court for the District of Minnesota seeking a declaratory judgment that Resources is in breach of the Indenture. On Jan. 20, 2009, the U.S. District Court for the District of Minnesota filed an order that the case be transferred to the U.S. District Court for the Western District of Wisconsin (Court) in response to a motion by Alliant Energy and Resources.

In October 2008, Alliant Energy and Resources requested the Trustee execute a Fifth Supplemental Indenture to the Indenture pursuant to which Alliant Energy would assume the obligations of Resources under the Indenture and the Notes and Resources would be released from its obligations under the Indenture and the Notes. On Nov. 18, 2008, the Trustee amended the complaint to seek a declaratory judgment that it is not required to execute the Fifth Supplemental Indenture. On Nov. 25, 2008, Alliant Energy and Resources executed and delivered to the Trustee the Fifth Supplemental Indenture, which the Trustee has refused to execute.

Alliant Energy and Resources do not believe that Resources has transferred substantially all of its assets or that a default has occurred under the Indenture. In addition, Alliant Energy and Resources believe that, under the terms of the Indenture, the Trustee is required to execute the Fifth Supplemental Indenture, the Fifth Supplemental Indenture became effective on Nov. 25, 2008 without the Trustee’s signature and, even if a default had occurred under the Indenture, such default would not have continued after the Fifth Supplemental Indenture was executed on Nov. 25, 2008. On Feb. 3, 2009, Alliant Energy and Resources served an answer to the amended complaint on the Trustee denying the claims in the complaint and asserting counterclaims for, among other things, a declaration that Resources has not breached the Indenture and an injunction compelling the Trustee to execute the Fifth Supplemental Indenture. Trial is scheduled for February 2010. Alliant Energy and Resources intend to vigorously defend against this litigation.

If Alliant Energy’s and Resources’ interpretation of the Indenture is determined by the Court to be incorrect, a default may have occurred under the Indenture. If such default is continuing 90 days after the date the Notice of Default was received by Resources, an “Event of Default” will have occurred under the Indenture. The occurrence of an “Event of Default” under the Indenture would permit the Trustee or holders of at least 25% in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes, plus accrued interest, to be immediately due and payable by Alliant Energy. The Trustee sent a notice (“Acceleration Notice”) dated April 22, 2009 to Alliant Energy and Resources that the holders of a majority of the principal amount of the Notes have determined that an “Event of Default” had occurred under the Indenture and declaring the full principal amount of the Notes due and payable. The aggregate principal amount of Notes outstanding under the Indenture is $402.5 million. Alliant Energy and Resources do not believe an “Event of Default” has occurred and do not intend to make any accelerated payments with respect to the Notes unless ordered to do so by the Court. Refer to Note 12(c) of Alliant Energy’s “Notes to Condensed Consolidated Financial Statements” for discussion of potential cross defaults under Alliant Energy’s credit facility agreement and IPL’s sales of accounts receivable program agreement.

Based upon Alliant Energy’s view of its interpretation of the Indenture and the remedies available to it under the Indenture as well as Alliant Energy’s financial resources, Alliant Energy does not believe that the Notice of Default, Acceleration Notice or the related litigation will have a material adverse effect on its financial condition or results of operations.

On Feb. 27, 2009, a purported shareowner filed in Dane County Circuit Court, Wisconsin, a derivative complaint against certain current and former officers and directors of Alliant Energy alleging that such officers and directors breached their fiduciary duties by approving sales of assets of Resources in violation of the Indenture and wasting Alliant Energy’s assets by compensating such officers and directors in connection with such sales. Alliant Energy believes the derivative complaint is without merit and intends to vigorously defend against this litigation. As previously reported, the purported shareowner made a demand asking the Board of Directors to take action to remedy the alleged breaches of fiduciary duties by certain officers and directors. Under Wisconsin law, if a shareowner commences a derivative proceeding after making such a demand, the court must dismiss such a derivative proceeding if a committee of independent directors appointed by independent directors determines, acting in good faith after conducting a reasonable inquiry upon which its conclusions are based, that maintenance of the derivative proceeding is not in the best interests of the corporation. As previously reported, the independent directors of Alliant Energy have appointed such a committee of independent directors to conduct an inquiry into the allegations made in the demand from the purported shareowner and to make a determination with respect thereto. On July 30, 2009, the court granted a stay of the lawsuit until Sept. 15, 2009.

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2008 Form 10-K and such risk factors have not changed materially from the items reported in the 2008 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2009 was as follows:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased as	Value) of Shares That
	of Shares	Paid Per	Part of Publicly	May Yet Be Purchased
Period	Purchased (a)	Share	Announced Plan	Under the Plan (a)

April 1 to April 30	619	$24.62	--	N/A
May 1 to May 31	11,378	24.14	--	N/A
June 1 to June 30	6,271	24.42	--	N/A

	18,268	24.25	--

(a)

Includes 214, 4,301 and 4,957 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy Deferred Compensation Plan (DCP). There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 405, 7,077 and 1,314 shares of Alliant Energy common stock for April 1 to April 30, May 1 to May 31, and June 1 to June 30, respectively, transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under the EIP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ALLIANT ENERGY - At Alliant Energy’s annual meeting of shareowners held on May 14, 2009, the following individuals were elected as directors of Alliant Energy with terms expiring in 2012:

Name of Nominee	Votes For	Votes Withheld

Ann K. Newhall	55,153,007	36,980,636
Dean C. Oestreich	52,917,605	39,216,038
Carol P. Sanders	55,212,997	36,920,646

The following are the other directors of Alliant Energy whose terms of office continued after the 2009 annual meeting: Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle, with terms expiring in 2010; and William D. Harvey, James A. Leach and Singleton B. McAllister with terms expiring in 2011. On July 23, 2009, Mr. Leach informed the Chairman of Alliant Energy’s Board of Directors (Board) that his nomination as Chairman of the National Endowment for the Humanities was submitted to the U.S. Senate for confirmation and, accordingly, he was obligated to resign from Alliant Energy’s Board. Mr. Leach tendered his resignation, and his resignation was effective, on July 23, 2009.

Also at Alliant Energy’s annual meeting of shareowners held on May 14, 2009, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes

Ratification of the appointment of Deloitte & Touche
LLP as Alliant Energy’s independent registered
public accounting firm for 2009	90,695,078	497,347	941,218	--

IPL - At IPL’s annual meeting of shareowners held on May 14, 2009, Ann K. Newhall, Dean C. Oestreich and Carol P. Sanders were elected as directors of IPL with terms expiring in 2012. Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of the election of these individuals. The following are the other directors of IPL whose terms of office continued after the 2009 annual meeting: Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle, with terms expiring in 2010; and William D. Harvey, James A. Leach and Singleton B. McAllister with terms expiring in 2011. On July 23, 2009, Mr. Leach informed the Chairman of IPL’s Board that his nomination as Chairman of the National Endowment for the Humanities was submitted to the U.S. Senate for confirmation and, accordingly, he was obligated to resign from IPL’s Board. Mr. Leach tendered his resignation, and his resignation was effective, on July 23, 2009.

Also at IPL’s annual meeting of shareowners held on May 14, 2009, Alliant Energy voted all of the outstanding shares of common stock of IPL (consisting of 13,370,788 shares) in favor of ratification of the appointment of Deloitte & Touche LLP as IPL’s independent registered public accounting firm for 2009.

WPL - At WPL’s annual meeting of shareowners held on May 20, 2009, the following individuals were elected as directors of WPL with terms expiring in 2012:

Name of Nominee	Votes For	Votes Withheld

Ann K. Newhall	13,592,078	5,945
Dean C. Oestreich	13,593,583	4,440
Carol P. Sanders	13,591,988	6,035

The following are the other directors of WPL whose terms of office continued after the 2009 annual meeting: Michael L. Bennett, Darryl B. Hazel, David A. Perdue and Judith D. Pyle, with terms expiring in 2010; and William D. Harvey, James A. Leach and Singleton B. McAllister, with terms expiring in 2011. On July 23, 2009, Mr. Leach informed the Chairman of WPL’s Board that his nomination as Chairman of the National Endowment for the Humanities was submitted to the U.S. Senate for confirmation and, accordingly, he was obligated to resign from WPL’s Board. Mr. Leach tendered his resignation, and his resignation was effective, on July 23, 2009.

Also at WPL’s annual meeting of shareowners held on May 20, 2009, the following matter was submitted to a vote of shareowners:

	Votes	Votes	Votes	Broker
	For	Against	Abstain	Non-Votes

Ratification of the appointment of Deloitte & Touche
LLP as WPL’s independent registered public
accounting firm for 2009	13,595,603	679	1,741	--

ITEM 6. EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference.

4.1	Officer’s Certificate, dated July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 7, 2009 (File No. 0-4117-1))
4.2	Officers’ Certificate, dated July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated July 7, 2009 (File No. 0-337))
10.1	Executive Severance Agreement and Release by and between Corporate Services and P. Howard Moore
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2009.

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

ALLIANT ENERGY CORPORATION

INTERSTATE POWER AND LIGHT COMPANY

WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q

For the quarter ended June 30, 2009

Exhibit

Number	Description

10.1	Executive Severance Agreement and Release by and between Corporate Services and P. Howard Moore
12.1	Ratio of Earnings to Fixed Charges for Alliant Energy
12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for IPL
12.3	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend
Requirements for WPL
31.1	Certification of the Chairman, President and CEO for Alliant Energy
31.2	Certification of the Vice President-CFO and Treasurer for Alliant Energy
31.3	Certification of the Chairman and CEO for IPL
31.4	Certification of the Vice President-CFO and Treasurer for IPL
31.5	Certification of the Chairman and CEO for WPL
31.6	Certification of the Vice President-CFO and Treasurer for WPL
32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy
32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL
32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL