Form 10-Q
period 2013-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2013-11-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of September 30, 2013:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,943,669 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2012 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2012
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
ATR Act	American Taxpayer Relief Act of 2012
CA	Certificate of Authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Cash Balance Plan	Alliant Energy Cash Balance Pension Plan
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
Court	U.S. District Court for the Western District of Wisconsin
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
DAEC	Duane Arnold Energy Center
DCP	Deferred Compensation Plan
DNR	Department of Natural Resources
Dth	Dekatherm
Eagle Point	Eagle Point Solar
Edgewater	Edgewater Generating Station
EEP	Energy Efficiency Plan
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPB	Emissions Plan and Budget
EPS	Earnings per weighted average common share
ERISA	Employee Retirement Income Security Act of 1974
FERC	Federal Energy Regulatory Commission
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HDD	Heating degree days
IPL	Interstate Power and Light Company
IRS	Internal Revenue Service
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Kewaunee	Kewaunee Nuclear Power Plant
MACT	Maximum Achievable Control Technology
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant

Abbreviation or Acronym	Definition
MidAmerican	MidAmerican Energy Company
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MVPs	Multi-Value Projects
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
NOV	Notice of Violation
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OCA	Iowa Office of Consumer Advocate
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RACT	Reasonably Available Control Technology
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SIP	State implementation plan
SO2	Sulfur dioxide
SSR	System Support Resource
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
XBRL	Extensible Business Reporting Language

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “expect,” “anticipate,” “plan” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin through 2014;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of energy efficiency, franchise retention and customer owned generation on sales volumes and margins;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired electric generating facilities of IPL and WPL, IPL’s construction of its proposed natural gas-fired electric generating facility in Iowa, IPL’s and WPL’s transmission upgrade projects, WPL’s potential generation investment, Resources’ selling price of the electricity output from its 100 MW Franklin County wind project, the potential decommissioning of certain generating facilities of IPL and WPL, and the pending sales of IPL’s electric and gas distribution assets in Minnesota;

•
issues related to the availability of generating facilities and the supply and delivery of fuel and purchased electricity and the price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for utility services;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the Sierra Club and the EPA, future changes in environmental laws and regulations, and litigation associated with environmental requirements;

•	the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, or third parties, such as the Sierra Club;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

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

•	any material post-closing adjustments related to any past asset divestitures, including the sale of RMT;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

•
changes to the creditworthiness of counterparties with which Alliant Energy, IPL and WPL have contractual arrangements, including participants in the energy markets and fuel suppliers and transporters;

•
issues related to electric transmission, including operating in RTO energy and ancillary services markets, the impacts of potential future billing adjustments and cost allocation changes from RTOs and recovery of costs incurred;

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable generating facilities and risks related to recovery of resulting incremental costs through rates;

•	any liabilities arising out of the alleged violation of ERISA by the Cash Balance Plan and Alliant Energy’s ability to successfully pursue appropriate appeals with respect to any such liability;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

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

•
the ability to successfully complete tax audits, changes in tax accounting methods, including changes required by new tangible property regulations, and appeals with no material impact on earnings and cash flows; and

•	factors listed in MDA, and in Item 1A Risk Factors in the 2012 Form 10-K.
Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$798.1	$815.3	$2,043.4	$2,000.3
Gas	39.8	46.8	310.5	263.9
Other	17.4	12.2	52.4	39.7
Non-regulated	11.3	13.3	37.9	39.7
Total operating revenues	866.6	887.6	2,444.2	2,343.6
Operating expenses:
Utility:
Electric production fuel and energy purchases	205.4	221.6	542.5	550.4
Purchased electric capacity	58.6	84.0	167.6	216.2
Electric transmission service	110.5	94.9	313.8	255.7
Cost of gas sold	14.3	17.7	181.2	141.1
Other operation and maintenance	156.3	144.7	453.7	432.6
Non-regulated operation and maintenance	3.1	3.7	8.4	8.6
Depreciation and amortization	92.1	83.6	277.4	247.4
Taxes other than income taxes	24.9	23.7	74.3	73.5
Total operating expenses	665.2	673.9	2,018.9	1,925.5
Operating income	201.4	213.7	425.3	418.1
Interest expense and other:
Interest expense	42.5	38.3	127.6	115.8
Equity income from unconsolidated investments, net	(11.1)	(10.4)	(32.7)	(30.4)
Allowance for funds used during construction	(8.5)	(5.8)	(21.1)	(14.4)
Interest income and other	(0.6)	(0.7)	(1.7)	(2.4)
Total interest expense and other	22.3	21.4	72.1	68.6
Income from continuing operations before income taxes	179.1	192.3	353.2	349.5
Income taxes	17.6	39.3	40.2	83.8
Income from continuing operations, net of tax	161.5	153.0	313.0	265.7
Income (loss) from discontinued operations, net of tax	(1.3)	1.7	(4.9)	(2.3)
Net income	160.2	154.7	308.1	263.4
Preferred dividend requirements of subsidiaries	2.6	4.0	15.3	11.9
Net income attributable to Alliant Energy common shareowners	$157.6	$150.7	$292.8	$251.5
Weighted average number of common shares outstanding (basic) (000s)	110,783	110,768	110,775	110,747
Weighted average number of common shares outstanding (diluted) (000s)	110,785	110,779	110,780	110,763
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.43	$1.34	$2.69	$2.29
Income (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.05)	(0.02)
Net income	$1.42	$1.36	$2.64	$2.27
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$158.9	$149.0	$297.7	$253.8
Income (loss) from discontinued operations, net of tax	(1.3)	1.7	(4.9)	(2.3)
Net income attributable to Alliant Energy common shareowners	$157.6	$150.7	$292.8	$251.5
Dividends declared per common share	$0.47	$0.45	$1.41	$1.35

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant in service	$9,228.4	$9,070.7
Gas plant in service	901.4	878.4
Other plant in service	521.6	506.2
Accumulated depreciation	(3,689.3)	(3,513.0)
Net plant	6,962.1	6,942.3
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls (WPL)	247.9	130.4
Ottumwa Generating Station Unit 1 emission controls (IPL)	124.8	73.7
George Neal Generating Station Units 3 and 4 emission controls (IPL)	106.6	66.9
Other	222.9	147.8
Other, less accumulated depreciation	21.0	21.2
Total utility	7,685.3	7,382.3
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	251.4	258.6
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	204.7	197.1
Total non-regulated and other	456.1	455.7
Total property, plant and equipment	8,141.4	7,838.0
Current assets:
Cash and cash equivalents	17.7	21.2
Accounts receivable, less allowance for doubtful accounts:
Customer	78.1	94.9
Unbilled utility revenues	64.7	81.4
Other	188.6	209.4
Production fuel, at weighted average cost	105.2	103.1
Materials and supplies, at weighted average cost	71.1	63.1
Gas stored underground, at weighted average cost	44.2	37.7
Regulatory assets	60.3	83.5
Deferred income tax assets	131.2	170.2
Other	119.0	129.8
Total current assets	880.1	994.3
Investments:
Investment in American Transmission Company LLC	268.3	257.0
Other	56.4	62.0
Total investments	324.7	319.0
Other assets:
Regulatory assets	1,535.9	1,528.9
Deferred charges and other	99.1	105.3
Total other assets	1,635.0	1,634.2
Total assets	$10,981.2	$10,785.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized;110,943,669 and 110,987,400 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,506.9	1,511.2
Retained earnings	1,767.3	1,630.7
Accumulated other comprehensive loss	(0.8)	(0.8)
Shares in deferred compensation trust - 222,415 and 216,030 shares at a weighted average cost of $34.87 and $33.61 per share	(7.8)	(7.3)
Total Alliant Energy Corporation common equity	3,266.7	3,134.9
Cumulative preferred stock of Interstate Power and Light Company	200.0	145.1
Noncontrolling interest	1.8	1.8
Total equity	3,468.5	3,281.8
Cumulative preferred stock of Wisconsin Power and Light Company	—	60.0
Long-term debt, net (excluding current portion)	3,104.8	3,136.6
Total capitalization	6,573.3	6,478.4
Current liabilities:
Current maturities of long-term debt	48.4	1.5
Commercial paper	237.3	217.5
Accounts payable	368.7	339.3
Regulatory liabilities	174.9	189.7
Other	223.5	272.0
Total current liabilities	1,052.8	1,020.0
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	2,063.9	1,934.2
Regulatory liabilities	662.7	726.4
Pension and other benefit obligations	356.6	364.0
Other	271.9	262.5
Total long-term liabilities and deferred credits	3,355.1	3,287.1
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$10,981.2	$10,785.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$308.1	$263.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	277.4	247.9
Other amortizations	29.1	41.3
Deferred taxes and investment tax credits	92.2	85.6
Equity income from unconsolidated investments, net	(32.7)	(30.4)
Distributions from equity method investments	26.6	25.7
Other	(14.1)	(8.4)
Other changes in assets and liabilities:
Accounts receivable	(12.8)	50.9
Sales of accounts receivable	10.0	(85.0)
Regulatory assets	(14.4)	(73.5)
Regulatory liabilities	(74.9)	5.0
Deferred income taxes	75.4	90.5
Other	(26.8)	(12.7)
Net cash flows from operating activities	643.1	600.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(524.4)	(412.7)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(35.9)	(106.3)
Proceeds from Franklin County wind project cash grant	62.4	—
Other	(15.3)	1.3
Net cash flows used for investing activities	(513.2)	(517.7)
Cash flows used for financing activities:
Common stock dividends	(156.2)	(149.6)
Preferred dividends paid by subsidiaries	(8.9)	(11.9)
Payments to redeem cumulative preferred stock of IPL and WPL	(211.0)	—
Proceeds from issuance of cumulative preferred stock of IPL	200.0	—
Proceeds from issuance of long-term debt	—	75.0
Net change in commercial paper	34.8	17.6
Other	7.9	16.0
Net cash flows used for financing activities	(133.4)	(52.9)
Net increase (decrease) in cash and cash equivalents	(3.5)	29.7
Cash and cash equivalents at beginning of period	21.2	11.4
Cash and cash equivalents at end of period	$17.7	$41.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$128.5	$115.6
Income taxes, net of refunds	($9.7)	($0.8)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$100.5	$123.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues:
Electric utility	$457.6	$456.6	$1,137.4	$1,070.7
Gas utility	24.6	29.6	180.9	149.2
Steam and other	12.2	11.5	37.4	37.2
Total operating revenues	494.4	497.7	1,355.7	1,257.1
Operating expenses:
Electric production fuel and energy purchases	110.9	116.7	282.5	272.8
Purchased electric capacity	42.7	42.1	120.3	119.1
Electric transmission service	80.0	67.3	226.0	175.7
Cost of gas sold	9.3	12.9	103.2	80.5
Other operation and maintenance	90.5	86.4	264.2	257.1
Depreciation and amortization	47.6	47.3	142.8	141.1
Taxes other than income taxes	13.4	13.0	40.9	39.5
Total operating expenses	394.4	385.7	1,179.9	1,085.8
Operating income	100.0	112.0	175.8	171.3
Interest expense and other:
Interest expense	19.6	19.5	58.9	58.8
Allowance for funds used during construction	(5.8)	(2.1)	(14.3)	(5.3)
Interest income and other	—	—	(0.2)	(0.2)
Total interest expense and other	13.8	17.4	44.4	53.3
Income before income taxes	86.2	94.6	131.4	118.0
Income tax benefit	(26.4)	(11.9)	(37.4)	(6.6)
Net income	112.6	106.5	168.8	124.6
Preferred dividend requirements	2.6	3.2	13.7	9.4
Earnings available for common stock	$110.0	$103.3	$155.1	$115.2
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,902.3	$4,815.2
Gas plant in service	451.8	441.4
Steam and other plant in service	299.0	289.1
Accumulated depreciation	(2,014.3)	(1,930.7)
Net plant	3,638.8	3,615.0
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	124.8	73.7
George Neal Generating Station Units 3 and 4 emission controls	106.6	66.9
Other	131.5	82.8
Other, less accumulated depreciation	19.8	19.8
Total property, plant and equipment	4,021.5	3,858.2
Current assets:
Cash and cash equivalents	6.3	4.5
Accounts receivable, less allowance for doubtful accounts	130.1	95.0
Income tax refunds receivable	30.0	14.9
Production fuel, at weighted average cost	70.6	75.2
Materials and supplies, at weighted average cost	39.6	33.3
Gas stored underground, at weighted average cost	25.3	17.2
Regulatory assets	33.4	47.6
Deferred income tax assets	75.7	79.3
Other	38.9	24.6
Total current assets	449.9	391.6
Investments	17.9	17.6
Other assets:
Regulatory assets	1,182.6	1,170.3
Deferred charges and other	21.9	19.3
Total other assets	1,204.5	1,189.6
Total assets	$5,693.8	$5,457.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,122.9	1,037.8
Retained earnings	507.4	448.0
Total Interstate Power and Light Company common equity	1,663.7	1,519.2
Cumulative preferred stock	200.0	145.1
Total equity	1,863.7	1,664.3
Long-term debt, net (excluding current portion)	1,336.4	1,359.5
Total capitalization	3,200.1	3,023.8
Current liabilities:
Current maturities of long-term debt	38.4	—
Commercial paper	—	26.3
Accounts payable	195.1	163.2
Accounts payable to associated companies	53.3	29.3
Regulatory liabilities	116.6	130.1
Other	113.9	119.9
Total current liabilities	517.3	468.8
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,161.0	1,087.3
Regulatory liabilities	513.8	571.3
Pension and other benefit obligations	120.2	122.9
Other	181.4	182.9
Total other long-term liabilities and deferred credits	1,976.4	1,964.4
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$5,693.8	$5,457.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$168.8	$124.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	142.8	141.1
Other	1.2	(3.8)
Other changes in assets and liabilities:
Accounts receivable	(53.0)	(2.6)
Sales of accounts receivable	10.0	(85.0)
Regulatory assets	(9.8)	(57.7)
Regulatory liabilities	(68.3)	(27.5)
Deferred income taxes	71.0	88.9
Other	(3.0)	(5.6)
Net cash flows from operating activities	259.7	172.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(274.3)	(194.6)
Other	(15.5)	(16.5)
Net cash flows used for investing activities	(289.8)	(211.1)
Cash flows from financing activities:
Common stock dividends	(95.7)	(91.6)
Preferred stock dividends	(8.3)	(9.4)
Capital contributions from parent	90.0	80.0
Payments to redeem cumulative preferred stock	(150.0)	—
Proceeds from issuance of cumulative preferred stock	200.0	—
Net change in commercial paper	(11.3)	42.9
Other	7.2	20.0
Net cash flows from financing activities	31.9	41.9
Net increase in cash and cash equivalents	1.8	3.2
Cash and cash equivalents at beginning of period	4.5	2.1
Cash and cash equivalents at end of period	$6.3	$5.3
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$60.9	$58.5
Income taxes, net of refunds	$10.7	($11.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$57.4	$69.2

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues:
Electric utility	$340.5	$358.7	$906.0	$929.6
Gas utility	15.2	17.2	129.6	114.7
Other	5.2	0.7	15.0	2.5
Total operating revenues	360.9	376.6	1,050.6	1,046.8
Operating expenses:
Electric production fuel and energy purchases	94.5	104.9	260.0	277.6
Purchased electric capacity	15.9	41.9	47.3	97.1
Electric transmission service	30.5	27.6	87.8	80.0
Cost of gas sold	5.0	4.8	78.0	60.6
Other operation and maintenance	65.8	58.3	189.5	175.5
Depreciation and amortization	42.7	35.8	129.0	104.8
Taxes other than income taxes	10.6	9.9	30.7	31.7
Total operating expenses	265.0	283.2	822.3	827.3
Operating income	95.9	93.4	228.3	219.5
Interest expense and other:
Interest expense	21.2	19.7	63.8	59.6
Equity income from unconsolidated investments	(11.1)	(10.5)	(32.7)	(31.2)
Allowance for funds used during construction	(2.7)	(3.7)	(6.8)	(9.1)
Total interest expense and other	7.4	5.5	24.3	19.3
Income before income taxes	88.5	87.9	204.0	200.2
Income taxes	27.2	31.2	64.7	75.5
Net income	61.3	56.7	139.3	124.7
Preferred dividend requirements	—	0.8	1.6	2.5
Earnings available for common stock	$61.3	$55.9	$137.7	$122.2
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant in service	$4,326.1	$4,255.5
Gas plant in service	449.6	437.0
Other plant in service	222.6	217.1
Accumulated depreciation	(1,675.0)	(1,582.3)
Net plant	3,323.3	3,327.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization	72.4	77.0
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls	247.9	130.4
Other	91.4	65.0
Other, less accumulated depreciation	1.2	1.4
Total property, plant and equipment	3,736.2	3,601.1
Current assets:
Cash and cash equivalents	6.6	0.7
Accounts receivable, less allowance for doubtful accounts:
Customer	70.6	83.3
Unbilled utility revenues	64.7	81.4
Other	41.9	48.5
Production fuel, at weighted average cost	34.6	27.9
Materials and supplies, at weighted average cost	29.7	28.5
Gas stored underground, at weighted average cost	18.9	20.5
Regulatory assets	26.9	35.9
Deferred income tax assets	44.9	85.6
Other	49.5	56.4
Total current assets	388.3	468.7
Investments:
Investment in American Transmission Company LLC	268.3	257.0
Other	19.2	19.6
Total investments	287.5	276.6
Other assets:
Regulatory assets	353.3	358.6
Deferred charges and other	51.3	57.6
Total other assets	404.6	416.2
Total assets	$4,816.6	$4,762.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2013	December 31, 2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.0	959.2
Retained earnings	608.1	557.6
Total Wisconsin Power and Light Company common equity	1,633.3	1,583.0
Cumulative preferred stock	—	60.0
Long-term debt, net (excluding current portion)	1,323.5	1,331.5
Total capitalization	2,956.8	2,974.5
Current liabilities:
Current maturities of long-term debt	8.5	—
Commercial paper	143.4	86.6
Accounts payable	117.9	126.4
Accounts payable to associated companies	20.8	13.2
Regulatory liabilities	58.3	59.6
Accrued taxes	11.2	28.3
Other	59.2	71.4
Total current liabilities	419.3	385.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	885.4	844.1
Regulatory liabilities	148.9	155.1
Capital lease obligations - Sheboygan Falls Energy Facility	95.7	99.1
Pension and other benefit obligations	156.8	159.7
Other	153.7	144.6
Total long-term liabilities and deferred credits	1,440.5	1,402.6
Commitments and contingencies (Note 12)
Total capitalization and liabilities	$4,816.6	$4,762.6

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$139.3	$124.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	129.0	104.8
Other amortizations	21.9	32.7
Deferred taxes and investment tax credits	71.6	89.3
Equity income from unconsolidated investments	(32.7)	(31.2)
Distributions from equity method investments	26.6	25.7
Other	(5.4)	(8.9)
Other changes in assets and liabilities:
Accounts receivable	28.0	9.9
Income tax refunds receivable	3.5	(22.3)
Regulatory assets	(4.6)	(15.8)
Regulatory liabilities	(6.6)	32.5
Accrued taxes	(17.1)	0.3
Other	2.7	(2.1)
Net cash flows from operating activities	356.2	339.6
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(250.1)	(218.1)
Other	(2.3)	5.6
Net cash flows used for investing activities	(252.4)	(212.5)
Cash flows used for financing activities:
Common stock dividends	(87.2)	(84.1)
Preferred stock dividends	(0.6)	(2.5)
Payments to redeem cumulative preferred stock	(61.0)	—
Net change in commercial paper	56.8	(25.7)
Other	(5.9)	(1.3)
Net cash flows used for financing activities	(97.9)	(113.6)
Net increase in cash and cash equivalents	5.9	13.5
Cash and cash equivalents at beginning of period	0.7	2.7
Cash and cash equivalents at end of period	$6.6	$16.2
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$65.9	$63.1
Income taxes, net of refunds	($0.6)	$7.9
Significant non-cash investing and financing activities:
Accrued capital expenditures	$39.2	$45.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The interim unaudited condensed consolidated financial statements included herein have been prepared by Alliant Energy, IPL and WPL pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Alliant Energy’s, IPL’s and WPL’s latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. A change in management’s estimates or assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s respective financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Condensed Consolidated Financial Statements and Combined Notes to Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein have been revised to exclude discontinued operations and assets and liabilities held for sale for all periods presented.

(b) Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Tax-related	$813.6	$770.7	$783.6	$746.2	$30.0	$24.5
Pension and other postretirement benefits costs	525.2	549.2	267.9	279.3	257.3	269.9
AROs	66.9	62.4	38.8	38.6	28.1	23.8
Emission allowances	30.0	30.0	30.0	30.0	—	—
Derivatives	26.8	40.2	6.9	16.3	19.9	23.9
Environmental-related costs	26.0	34.9	21.8	30.3	4.2	4.6
Other	107.7	125.0	67.0	77.2	40.7	47.8
	$1,596.2	$1,612.4	$1,216.0	$1,217.9	$380.2	$394.5

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cost of removal obligations	$415.7	$408.7	$275.8	$268.0	$139.9	$140.7
IPL’s tax benefit riders	288.8	355.8	288.8	355.8	—	—
Energy conservation cost recovery	58.1	55.1	12.6	10.0	45.5	45.1
IPL’s electric transmission assets sale	24.3	32.5	24.3	32.5	—	—
Commodity cost recovery	7.0	17.7	1.1	5.2	5.9	12.5
Other	43.7	46.3	27.8	29.9	15.9	16.4
	$837.6	$916.1	$630.4	$701.4	$207.2	$214.7

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2013, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to qualifying repair expenditures at IPL.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the Condensed Consolidated Balance Sheets for the nine months ended September 30, 2013. Refer to Note 11 for additional details of derivative assets and derivative liabilities.

IPL’s tax benefit riders - Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities in the above table decreased $67 million during the nine months ended September 30, 2013 due to the following items:

Electric tax benefit rider - In January 2011, the IUB approved an electric tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. IPL utilized $59 million of regulatory liabilities to credit Iowa retail electric customers’ bills during the nine months ended September 30, 2013.

Gas tax benefit rider - In November 2012, the IUB approved a gas tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail gas customers beginning in January 2013 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. IPL utilized $8 million of regulatory liabilities to credit Iowa retail gas customers’ bills during the nine months ended September 30, 2013.

Refer to Note 4 for additional details regarding IPL’s tax benefit riders.

Other - Based on the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed clean air compliance plan projects. As a result, Alliant Energy and WPL recorded a $5 million increase to regulatory assets, and a $5 million credit to “Utility - Other operation and maintenance” in their Condensed Consolidated Statements of Income during the nine months ended September 30, 2012.

(c) Utility Property, Plant and Equipment -
Proposed Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In September 2013, IPL signed a definitive agreement to sell its Minnesota electric distribution assets to Southern Minnesota Energy Cooperative, a combined group of various neighboring electric cooperatives. Also in September 2013, IPL signed a definitive agreement to sell its Minnesota natural gas distribution assets to Minnesota Energy Resources Corporation, a subsidiary of Integrys Energy Group, Inc. Proceeds from the sales are expected to be approximately $128 million in aggregate, subject to customary closing adjustments. The proceeds are expected to reduce Alliant Energy’s and IPL’s financing requirements. Pending all necessary federal and state regulatory approvals, including the MPUC, FERC and the IUB, the transactions are expected to be concluded in the second half of 2014.

The sales price of the assets expected to be sold, which primarily consist of property, plant and equipment, and working capital items, is expected to result in a modest gain. Any after-tax gain realized from the transaction may be subject to refund to IPL’s customers. As of September 30, 2013, IPL’s assets and liabilities included in the sale agreements did not meet the criteria to be classified as held for sale due to uncertainties in the regulatory approval process. The operating results of IPL’s Minnesota electric and natural gas distribution businesses did not qualify as discontinued operations as of September 30, 2013.

The electric distribution asset sales agreement includes a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is subject to FERC approval. The agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings. The tariffs include an annual true-up process for actual costs incurred. IPL’s current return on common equity authorized by FERC related to its wholesale electric rates is 10.97%. As a result of IPL’s requirement to supply electricity to Southern Minnesota Energy Cooperative under the wholesale power supply agreement, the sale of the electric distribution assets is not expected to have a significant impact on IPL’s current generation plans.

(d) Comprehensive Income - For the three and nine months ended September 30, 2013 and 2012, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2013 and 2012, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(2) UTILITY RATE CASES
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013, followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2014. The order included provisions that require WPL to defer a portion of its earnings if its annual return on common equity exceeds certain levels during 2013 or 2014 and allows WPL to request a change in retail base rates during this period if its annual return on common equity falls below a certain level. As of September 30, 2013, Alliant Energy and WPL did not record any material deferred amounts for these provisions.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers. IPL’s request included a proposal to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012. In November 2012, the IUB approved a settlement agreement between IPL, the OCA and the Iowa Consumers Coalition related to IPL’s request, resulting in a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013. The parties and the IUB also agreed to IPL’s proposed gas tax benefit rider. Refer to Note 1(b) for additional details on IPL’s gas tax benefit rider.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In February 2013, the IUB issued an order allowing IPL to recognize a revenue requirement adjustment of $24 million for the year ended December 31, 2013 related to certain tax benefits from tax accounting method changes. The revenue requirement adjustment is recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider. For the three and nine months ended September 30, 2013, Alliant Energy and IPL recognized $7 million and $18 million, respectively, of the revenue requirement adjustment resulting in increases to electric revenues on their Condensed Consolidated Statements of Income.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In July 2013, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $31 million, or approximately 3%, to reflect anticipated increases in retail fuel-related costs in 2014. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2013.

WPL’s Retail Fuel-related Rate Filing (2013 Test Year) - In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 to reflect anticipated decreases in retail fuel-related costs in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. WPL’s 2013 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. As of September 30, 2013, Alliant Energy and WPL did not record any material amounts for refunds anticipated to be paid to WPL’s retail electric customers.

WPL’s Retail Fuel-related Rate Filing (2012 Test Year) - Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012 recorded in “Regulatory liabilities” on Alliant Energy’s and WPL’s Condensed Consolidated Balance Sheets as of December 31, 2012). In August 2013, WPL received an order from the PSCW to refund $12 million, including interest, to its retail electric customers for these over-collections, which WPL completed in September 2013.

(3) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third-party financial institution through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In exchange for the receivables sold, IPL receives cash proceeds from the third-party financial institution and deferred proceeds recorded in “Accounts receivable” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

As of September 30, 2013 and December 31, 2012, IPL sold $229.8 million and $198.4 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$155.0	$150.0	$170.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	132.7	95.0	132.5	124.2
Costs incurred	0.3	0.4	1.0	1.1

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2013	December 31, 2012
Customer accounts receivable	$158.8	$118.2
Unbilled utility revenues	70.9	77.4
Other receivables	0.1	2.8
Receivables sold	229.8	198.4
Less: cash proceeds (a)	140.0	130.0
Deferred proceeds	89.8	68.4
Less: allowance for doubtful accounts	2.9	1.6
Fair value of deferred proceeds	$86.9	$66.8
Outstanding receivables past due	$22.0	$16.1

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Condensed Consolidated Statements of Cash Flows.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
Collections reinvested in receivables	$481.1	$522.9	$1,407.4	$1,334.7
Credit losses, net of recoveries	3.9	3.0	7.8	7.3

Refer to Note 8(b) for discussion of IPL’s issuance of $250 million of senior debentures in October 2013. A portion of the proceeds from the issuance was used by IPL to reduce cash proceeds received from the third-party financial institution under its sales of accounts receivable program.

(b) Franklin County Wind Project Cash Grant - In accordance with the American Recovery and Reinvestment Act of 2009, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for a portion of the qualifying project expenditures of the Franklin County wind project that was placed into service in December 2012. In March 2013, Alliant Energy received the proceeds from the cash grant, resulting in a $62.4 million decrease in “Accounts receivable - other” on its Condensed Consolidated Balance Sheets during the nine months ended September 30, 2013. The grant proceeds were used by Alliant Energy to reduce short-term borrowings incurred during the construction of the wind project.

(4) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The overall income tax rates shown in the following table for the three and nine months ended September 30 were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2013	2012	2013	2012	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(12.9)	(10.3)	(38.9)	(34.2)	—	—
Production tax credits	(7.7)	(5.5)	(10.6)	(8.6)	(6.6)	(4.3)
Effect of rate-making on property-related differences	(6.2)	(4.7)	(16.5)	(11.2)	(1.4)	(1.1)
Other items, net	1.6	5.9	0.4	6.4	3.7	5.9
Overall income tax rate	9.8%	20.4%	(30.6%)	(12.6%)	30.7%	35.5%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2013	2012	2013	2012	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(12.6)	(11.0)	(37.8)	(34.5)	—	—
Production tax credits	(7.7)	(6.0)	(10.4)	(8.6)	(6.9)	(5.5)
Effect of rate-making on property-related differences	(5.9)	(4.3)	(16.1)	(10.6)	(0.8)	(1.5)
State apportionment change due to planned sale of RMT	—	4.3	—	6.9	—	3.5
Other items, net	2.6	6.0	0.8	6.2	4.4	6.2
Overall income tax rate	11.4%	24.0%	(28.5%)	(5.6%)	31.7%	37.7%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit riders. Refer to Note 1(b) for additional details of IPL’s tax benefit riders.

Production tax credits - Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in late 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in late 2009; and WPL’s 200 MW Bent Tree - Phase I wind project, which began generating electricity in late 2010. For the three and nine months ended September 30, production tax credits (net of state tax impacts) resulting from these wind projects are included in the table below (in millions). Production tax credits for Bent Tree - Phase I and Whispering Willow - East increased for the three- and nine-month periods primarily due to higher levels of electricity output generated by the wind projects.

	Three Months		Nine Months
	2013	2012	2013	2012
Cedar Ridge (WPL)	$0.6	$0.7	$2.9	$3.0
Bent Tree - Phase I (WPL)	2.2	1.8	9.2	6.0
Subtotal (WPL)	2.8	2.5	12.1	9.0
Whispering Willow - East (IPL)	2.3	2.0	10.3	8.7
	$5.1	$4.5	$22.4	$17.7

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by certain property-related differences for which deferred tax is not recognized in the income statement pursuant to rate-making principles, substantially all of which relates to IPL. The primary factor contributing to the increase in the current tax benefits recorded for the effect of rate-making on property-related differences during the three and nine months ended September 30, 2013 was repair expenditures at IPL.

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

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2013, Alliant Energy’s and WPL’s current deferred tax assets decreased $39.0 million and $40.7 million, respectively. The decrease in current deferred tax assets reflects a decrease in the estimated amount of net operating losses expected to be utilized in the next 12 months primarily due to the extension of bonus depreciation deductions in the first quarter of 2013 with the enactment of the ATR Act in January 2013.

For the nine months ended September 30, 2013, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $129.7 million, $73.7 million and $41.3 million, respectively. These increases were primarily due to property-related differences resulting from bonus depreciation deductions and the effect of rate-making on property-related differences recorded during the nine months ended September 30, 2013. Alliant Energy’s and WPL’s increases were partially offset by the decrease of certain deferred tax assets discussed above, which decreased Alliant Energy’s and WPL’s non-current deferred tax liabilities.

Carryforwards - At September 30, 2013, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$775	$266	2029
State net operating losses	753	39	2018
Federal tax credits	161	159	2022
		$464

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$344	$118	2029
State net operating losses	189	10	2018
Federal tax credits	49	48	2022
		$176

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$321	$110	2029
State net operating losses	177	9	2018
Federal tax credits	54	53	2022
		$172

Uncertain Tax Positions - In 2013, statutes of limitations will expire for Alliant Energy’s, IPL’s and WPL’s tax returns in multiple state jurisdictions. The expiration of the statutes of limitations will not have any impact on Alliant Energy’s, IPL’s and WPL’s uncertain tax positions in 2013. As of September 30, 2013, Alliant Energy, IPL and WPL do not expect to have material changes to their unrecognized tax benefits during the next 12 months.

(5) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans for the three and nine months ended September 30 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively.

Alliant Energy	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$3.9	$3.3	$11.8	$10.0	$1.5	$1.7	$4.7	$5.2
Interest cost	12.3	13.0	36.8	38.9	2.1	2.6	6.3	7.7
Expected return on plan assets	(18.5)	(17.2)	(55.5)	(51.6)	(2.0)	(1.9)	(6.0)	(5.7)
Amortization of prior service cost (credit)	0.1	0.1	0.2	0.2	(3.0)	(3.0)	(8.9)	(9.0)
Amortization of actuarial loss	9.0	8.3	27.1	24.9	1.3	1.6	3.7	4.7
	$6.8	$7.5	$20.4	$22.4	($0.1)	$1.0	($0.2)	$2.9

IPL	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.2	$1.8	$6.5	$5.6	$0.8	$0.7	$2.2	$2.2
Interest cost	5.7	6.1	17.1	18.1	0.9	1.1	2.7	3.3
Expected return on plan assets	(8.8)	(8.2)	(26.4)	(24.5)	(1.4)	(1.3)	(4.2)	(3.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.6)	(1.5)	(4.7)	(4.7)
Amortization of actuarial loss	3.8	3.6	11.4	10.6	0.6	0.9	2.0	2.7
	$2.9	$3.3	$8.7	$9.9	($0.7)	($0.1)	($2.0)	($0.4)

WPL	Defined Benefit Pension Plans				Other Postretirement Benefits Plans
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1.5	$1.3	$4.4	$3.9	$0.6	$0.7	$1.8	$2.1
Interest cost	5.2	5.4	15.5	16.2	0.8	1.0	2.5	3.1
Expected return on plan assets	(8.0)	(7.5)	(23.9)	(22.3)	(0.4)	(0.3)	(1.0)	(1.0)
Amortization of prior service cost (credit)	0.1	0.2	0.3	0.3	(0.9)	(1.0)	(2.9)	(2.9)
Amortization of actuarial loss	4.2	3.9	12.8	11.8	0.5	0.6	1.5	1.7
	$3.0	$3.3	$9.1	$9.9	$0.6	$1.0	$1.9	$3.0

Corporate Services provides services to IPL and WPL and, as a result, IPL and WPL are allocated pension and other postretirement benefits costs (credits) associated with Corporate Services employees. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs (credits) associated with Corporate Services employees providing services to IPL and WPL for the three and nine months ended September 30 (in millions):

	Pension Benefits Costs				Other Postretirement Benefits Costs (Credits)
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
IPL	$0.4	$0.4	$1.4	$1.4	($0.1)	$—	($0.2)	$0.1
WPL	0.4	0.4	1.1	1.0	(0.1)	0.1	(0.2)	0.1

Estimated Future and Actual Employer Contributions - Estimated and actual funding for the qualified and non-qualified defined benefit pension and other postretirement benefits plans for 2013 are as follows (in millions):

	Estimated for Calendar Year 2013			Actual Through September 30, 2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2.3	$0.8	$0.2	$2.0	$0.7	$0.2
Other postretirement benefits plans	3.0	—	3.0	2.0	—	2.0

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

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended September 30, costs related to the 401(k) savings plans, which are partially based on the participants’ level of contribution, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
401(k) costs	$4.7	$4.4	$14.7	$14.1	$2.4	$2.4	$7.6	$7.4	$2.1	$2.0	$6.5	$6.2

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Compensation expense	$4.0	$0.1	$8.6	$3.8	$2.0	$0.1	$4.4	$2.0	$1.7	$0.1	$3.7	$1.7
Income tax benefits	1.6	—	3.5	1.5	0.8	—	1.8	0.8	0.7	0.1	1.5	0.7

As of September 30, 2013, total unrecognized compensation cost related to share-based compensation awards was $7.2 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Condensed Consolidated Statements of Income.

Performance Shares and Units - Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - A summary of the performance shares activity was as follows:

	2013	2012
	Shares (a)	Shares (a)
Nonvested shares, January 1	145,277	236,979
Granted	49,093	45,612
Vested (b)	(54,430)	(111,980)
Forfeited	—	(25,334)
Nonvested shares, September 30	139,940	145,277

(a)
Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

(b)
In 2013, 54,430 performance shares granted in 2010 vested at 197.5% of the target, resulting in payouts valued at $4.8 million, which consisted of a combination of cash and common stock (4,177 shares). In 2012, 111,980 performance shares granted in 2009 vested at 162.5% of the target, resulting in payouts valued at $8.0 million, which consisted of a combination of cash and common stock (6,399 shares).

Performance Units - A summary of the performance unit activity was as follows:

	2013	2012
	Units (a)	Units (a)
Nonvested units, January 1	64,969	42,996
Granted	22,201	24,686
Vested (b)	(19,760)	—
Forfeited	(1,498)	(878)
Nonvested units, September 30	65,912	66,804

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the closing price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

(b)	In 2013, 19,760 performance units granted in 2010 vested at 197.5% of the target, resulting in cash payouts valued at $1.3 million.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at September 30, 2013 by year of grant were as follows:

	Performance Shares			Performance Units
	2013 Grant	2012 Grant	2011 Grant	2013 Grant	2012 Grant	2011 Grant
Nonvested awards	49,093	45,612	45,235	21,935	23,226	20,751
Alliant Energy common stock closing price on September 30, 2013	$49.55	$49.55	$49.55
Alliant Energy common stock closing price on grant date				$47.58	$43.05	$38.75
Estimated payout percentage based on performance criteria	103%	100%	130%	103%	100%	130%
Fair values of each nonvested award	$51.04	$49.55	$64.42	$49.01	$43.05	$50.38

At September 30, 2013, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance-contingent Restricted Stock - A summary of the performance-contingent restricted stock activity was as follows:

	2013		2012
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	211,651	$32.42	301,738	$32.60
Granted	49,093	47.58	45,612	43.05
Vested (a)	—	—	(65,172)	32.56
Forfeited (b)	(101,822)	23.67	(70,527)	39.93
Nonvested shares, September 30	158,922	42.71	211,651	32.42

(a)	In 2012, 65,172 performance-contingent restricted shares granted in 2010 vested because the specified performance criteria for such shares were met.

(b)
In 2013 and 2012, 101,822 and 65,516 performance-contingent restricted shares granted in 2009 and 2008, respectively, were forfeited because the specified performance criteria for such shares were not met. The remaining forfeitures during 2012 were primarily caused by retirements and terminations of participants.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2013	2012
	Awards	Awards
Nonvested awards, January 1	59,639	46,676
Granted	39,530	36,936
Vested (a)	—	(21,605)
Forfeited	(1,413)	(1,533)
Nonvested awards, September 30	97,756	60,474

(a)	In 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2013	110,987,400
Equity-based compensation plans (Note 5(b))	(23,374)
Other	(20,357)
Shares outstanding, September 30, 2013	110,943,669

Dividend Restrictions - As of September 30, 2013, IPL’s amount of retained earnings that were free of dividend restrictions was $507 million. As of September 30, 2013, WPL’s amount of retained earnings that were free of dividend restrictions was $32 million for the remainder of 2013.

Restricted Net Assets of Subsidiaries - As of September 30, 2013, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.2 billion and $1.6 billion, respectively.

Capital Transactions with Subsidiaries - For the nine months ended September 30, 2013, IPL received capital contributions of $90.0 million from its parent company. For the nine months ended September 30, 2013, IPL and WPL each paid common stock dividends of $95.7 million and $87.2 million, respectively, to its parent company.

(7) REDEEMABLE PREFERRED STOCK
IPL - In March 2013, IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes. Alliant Energy and IPL incurred $5 million of issuance costs related to this transaction, which were recorded as a reduction of “Additional paid-in capital” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets during the nine months ended September 30, 2013. On or after March 15, 2018, IPL may, at its option, redeem the 5.1% cumulative preferred stock for cash at a redemption price of $25 per share plus accrued and unpaid dividends up to the redemption date.

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

In March 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge during the nine months ended September 30, 2013 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income.

WPL - In March 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge during the nine months ended September 30, 2013 related to this transaction in “Preferred dividend requirements” in their Condensed Consolidated Statements of Income.

Refer to Note 10 for information on the fair value of cumulative preferred stock.

(8) DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by Alliant Energy’s, IPL’s and WPL’s credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
September 30, 2013	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$237.3	$93.9	$—	$143.4
Weighted average remaining maturity	1 day	2 days	N/A	1 day
Weighted average interest rates	0.2%	0.2%	N/A	0.1%
Available credit facility capacity (a)	$697.7	$206.1	$235.0	$256.6

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2013	2012	2013	2012	2013	2012
Maximum amount outstanding (based on daily outstanding balances)	$284.1	$185.3	$—	$19.5	$165.4	$35.6
Average amount outstanding (based on daily outstanding balances)	$228.8	$133.0	$—	$1.3	$140.9	$11.9
Weighted average interest rates	0.2%	0.4%	N/A	0.4%	0.2%	0.3%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$284.1	$185.3	$26.3	$35.4	$165.4	$35.6
Average amount outstanding (based on daily outstanding balances)	$197.2	$100.2	$1.7	$7.2	$113.4	$13.3
Weighted average interest rates	0.2%	0.4%	0.4%	0.4%	0.2%	0.3%

(a)
Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt at September 30, 2013. Refer to Note 8(b) for further discussion of $65 million of commercial paper outstanding at September 30, 2013 classified as long-term debt on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets.

(b) Long-term Debt - As of September 30, 2013, $65 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Condensed Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis. As of September 30, 2013, this commercial paper balance had a remaining maturity of 2 days and a 0.25% interest rate.

In October 2013, IPL issued $250 million of 4.7% senior debentures due 2043. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivables program, reduce commercial paper classified as long-term debt and for general working capital purposes.

(9) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
ATC	($10.8)	($10.4)	($31.7)	($30.6)	($10.8)	($10.4)	($31.7)	($30.6)
Other	(0.3)	—	(1.0)	0.2	(0.3)	(0.1)	(1.0)	(0.6)
	($11.1)	($10.4)	($32.7)	($30.4)	($11.1)	($10.5)	($32.7)	($31.2)

Summary financial information from the unaudited financial statements of ATC for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
Operating revenues	$160.4	$150.3	$464.3	$450.1
Operating income	82.9	81.5	247.1	240.0
Net income	62.7	60.5	184.5	177.9

(10) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
September 30, 2013	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 11)	$36.8	$36.8	$31.5	$31.5	$5.3	$5.3
Deferred proceeds (sales of receivables) (Note 3(a))	86.9	86.9	86.9	86.9	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,153.2	3,553.6	1,374.8	1,553.8	1,332.0	1,541.9
Cumulative preferred stock (Note 7)	200.0	169.5	200.0	169.5	—	—
Derivative liabilities (Note 11)	27.1	27.1	6.7	6.7	20.4	20.4

	Alliant Energy		IPL		WPL
December 31, 2012	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 11)	$26.2	$26.2	$17.5	$17.5	$8.7	$8.7
Deferred proceeds (sales of receivables) (Note 3(a))	66.8	66.8	66.8	66.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,138.1	3,860.5	1,359.5	1,679.9	1,331.5	1,713.3
Cumulative preferred stock (Note 7)	205.1	212.6	145.1	151.8	60.0	60.8
Derivative liabilities (Note 11)	40.4	40.4	16.1	16.1	24.3	24.3

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2013, Level 1 items included IPL’s 5.1% cumulative preferred stock. As of December 31, 2012, Level 1 items included IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of September 30, 2013 and December 31, 2012, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts and substantially all of the long-term debt instruments. Level 2 items as of December 31, 2012 also included the remainder of WPL’s cumulative preferred stock.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of September 30, 2013 and December 31, 2012, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain non-exchange traded commodity contracts.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and maintain risk policies that govern the use of such derivative instruments. As of September 30, 2013 and December 31, 2012, Alliant Energy’s, IPL’s and WPL’s derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical purchase contracts (IPL and WPL)
Fuel used to supply natural gas-fired electric generating facilities	Natural gas swap and physical purchase contracts (IPL and WPL)
Natural gas options (WPL)
Natural gas supplied to retail customers	Natural gas options and physical purchase contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired generating facilities	Coal physical purchase contract with volumetric optionality (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical purchase and sale contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 11 for additional details of derivative assets and derivative liabilities.

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

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 8(b) for additional information regarding long-term debt.

Cumulative preferred stock - As of September 30, 2013, the fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the NYSE. As of December 31, 2012, the fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the NYSE, the fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC, and the fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 7 for additional information regarding cumulative preferred stock.

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	September 30, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$36.8	$—	$3.2	$33.6	$26.2	$—	$4.8	$21.4
Deferred proceeds	86.9	—	—	86.9	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt (including current maturities)	3,553.6	—	3,553.2	0.4	3,860.5	—	3,860.0	0.5
Cumulative preferred stock	169.5	169.5	—	—	212.6	162.3	50.3	—
Derivatives - commodity contracts	27.1	—	10.7	16.4	40.4	—	30.9	9.5

IPL	September 30, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$31.5	$—	$1.9	$29.6	$17.5	$—	$3.1	$14.4
Deferred proceeds	86.9	—	—	86.9	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt (including current maturities)	1,553.8	—	1,553.8	—	1,679.9	—	1,679.9	—
Cumulative preferred stock	169.5	169.5	—	—	151.8	151.8	—	—
Derivatives - commodity contracts	6.7	—	5.7	1.0	16.1	—	14.2	1.9

WPL	September 30, 2013				December 31, 2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$5.3	$—	$1.3	$4.0	$8.7	$—	$1.7	$7.0
Capitalization and liabilities:
Long-term debt (including current maturities)	1,541.9	—	1,541.9	—	1,713.3	—	1,713.3	—
Cumulative preferred stock	—	—	—	—	60.8	10.5	50.3	—
Derivatives - commodity contracts	20.4	—	5.0	15.4	24.3	—	16.7	7.6

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2013	2012	2013	2012
Beginning balance, July 1	$42.5	$18.8	$69.3	$81.7
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	0.1	(2.3)	—	—
Transfers into Level 3 (b)	(9.9)	(0.4)	—	—
Transfers out of Level 3 (c)	—	9.3	—	—
Settlements (d)	(15.5)	(7.8)	17.6	72.2
Ending balance, September 30	$17.2	$17.6	$86.9	$153.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	$0.1	($0.7)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2013	2012	2013	2012
Beginning balance, January 1	$11.9	($0.9)	$66.8	$53.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(8.3)	(8.3)	—	—
Transfers into Level 3 (b)	(0.4)	(1.7)	—	—
Transfers out of Level 3 (c)	(0.5)	8.3	—	—
Purchases	50.9	35.8	—	—
Settlements (d)	(36.4)	(15.6)	20.1	100.2
Ending balance, September 30	$17.2	$17.6	$86.9	$153.9
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($8.3)	($4.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2013	2012	2013	2012
Beginning balance, July 1	$40.6	$14.1	$69.3	$81.7
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	2.0	(0.2)	—	—
Transfers into Level 3 (b)	(0.1)	—	—	—
Transfers out of Level 3 (c)	—	7.4	—	—
Settlements (d)	(13.9)	(5.8)	17.6	72.2
Ending balance, September 30	$28.6	$15.5	$86.9	$153.9
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30 (a)	$2.0	$1.4	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2013	2012	2013	2012
Beginning balance, January 1	$12.5	$4.3	$66.8	$53.7
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	1.5	(4.8)	—	—
Transfers into Level 3 (b)	—	(1.1)	—	—
Transfers out of Level 3 (c)	(1.5)	2.4	—	—
Purchases	46.1	26.8	—	—
Settlements (d)	(30.0)	(12.1)	20.1	100.2
Ending balance, September 30	$28.6	$15.5	$86.9	$153.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	$1.5	($0.7)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2013	2012
Beginning balance, July 1	$1.9	$4.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(1.9)	(2.1)
Transfers into Level 3 (b)	(9.8)	(0.4)
Transfers out of Level 3 (c)	—	1.9
Settlements	(1.6)	(2.0)
Ending balance, September 30	($11.4)	$2.1
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($1.9)	($2.1)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2013	2012
Beginning balance, January 1	($0.6)	($5.2)
Total net losses (realized/unrealized) included in changes in net assets (a)	(9.8)	(3.5)
Transfers into Level 3 (b)	(0.4)	(0.6)
Transfers out of Level 3 (c)	1.0	5.9
Purchases	4.8	9.0
Settlements	(6.4)	(3.5)
Ending balance, September 30	($11.4)	$2.1
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($9.8)	($3.7)

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in “Regulatory assets” and “Regulatory liabilities” on the Condensed Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - As of September 30, 2013, the fair value of Alliant Energy’s, IPL’s and WPL’s electric, natural gas and coal commodity contracts categorized as Level 3, excluding FTRs, were recognized as net derivative liabilities of $12.5 million, net derivative assets of $1.5 million and net derivative liabilities of $14.0 million, respectively. As of September 30, 2013, Alliant Energy’s, IPL’s and WPL’s FTRs classified as Level 3 were recognized as net derivative assets of $29.7 million, $27.1 million and $2.6 million, respectively.

(11) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 10 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of September 30, 2013 and December 31, 2012.

Notional Amounts - As of September 30, 2013, notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2013	2014	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	1,460	5,625	2,190	1,318	1,314	1,314	13,221
FTRs (MWs)	13	22	—	—	—	—	35
Natural gas (Dths)	30,852	32,518	7,544	1,639	—	—	72,553
Coal (tons)	239	1,591	936	955	868	714	5,303
IPL
Electricity (MWhs)	835	1,923	—	—	—	—	2,758
FTRs (MWs)	8	14	—	—	—	—	22
Natural gas (Dths)	23,908	24,001	6,419	1,639	—	—	55,967
Coal (tons)	15	270	—	216	129	184	814
WPL
Electricity (MWhs)	625	3,702	2,190	1,318	1,314	1,314	10,463
FTRs (MWs)	5	8	—	—	—	—	13
Natural gas (Dths)	6,944	8,517	1,125	—	—	—	16,586
Coal (tons)	224	1,321	936	739	739	530	4,489

The notional amounts in the above table were computed by aggregating the absolute value of purchase and sale positions within commodities for each delivery year.

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. The fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other long-term liabilities and deferred credits” on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Current derivative assets	$34.7	$23.5	$29.9	$17.0	$4.8	$6.5
Non-current derivative assets	2.1	2.7	1.6	0.5	0.5	2.2
Current derivative liabilities	11.8	31.1	4.9	14.1	6.9	17.0
Non-current derivative liabilities	15.3	9.3	1.8	2.0	13.5	7.3

Changes in unrealized gains (losses) from commodity derivative instruments not designated as hedging instruments were recorded with offsets to regulatory assets or regulatory liabilities on the Condensed Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Three Months Ended September 30
Regulatory assets	$2.2	($6.3)	($0.4)	($0.1)	$2.6	($6.2)
Regulatory liabilities	(1.0)	15.8	3.6	6.9	(4.6)	8.9
Nine Months Ended September 30
Regulatory assets	(14.2)	(38.3)	(4.6)	(17.3)	(9.6)	(21.0)
Regulatory liabilities	16.6	21.3	9.9	11.3	6.7	10.0

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on September 30, 2013 was $27.1 million, $6.7 million and $20.4 million for Alliant Energy, IPL and WPL, respectively. At September 30, 2013, Alliant Energy, IPL and WPL all had investment-grade credit ratings. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on September 30, 2013, Alliant Energy, IPL and WPL would be required to post $27.1 million, $6.7 million and $20.4 million, respectively, of credit support to their counterparties.

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2013
Derivative assets	$36.8	$32.3	$31.5	$29.2	$5.3	$3.1
Derivative liabilities	27.1	23.5	6.7	5.3	20.4	18.2
December 31, 2012
Derivative assets	26.2	19.3	17.5	14.5	8.7	4.8
Derivative liabilities	40.4	33.0	16.1	12.6	24.3	20.4

As of September 30, 2013 and December 31, 2012, both Alliant Energy’s and IPL’s net derivative assets in the above table include $0.9 million and $0, respectively, of cash collateral posted by one counterparty. As of September 30, 2013 and December 31, 2012, both Alliant Energy’s and IPL’s net derivative liabilities in the above table include $0 and $0.5 million, respectively, of cash collateral posted by IPL. Trade receivables and payables associated with derivative assets and derivative liabilities are also subject to a master netting arrangement. As of September 30, 2013 and December 31, 2012, these trade receivables and payables were insignificant and were not included in the above table.

(12) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission controls and generation performance improvement projects. These projects include generation performance improvements at IPL’s Ottumwa Unit 1 and the installation of scrubbers and baghouses at WPL’s Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the generating facility. At September 30, 2013, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these projects were $64 million, $21 million and $43 million, respectively.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to provide electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At September 30, 2013, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL) (b)	$1,698	$1,698	$—
Kewaunee (WPL)	18	—	18
Other (c)	259	1	258
	1,975	1,699	276
Natural gas	336	203	133
Coal (d)	328	151	177
SO2 emission allowances	34	34	—
Other (e)	19	9	6
	$2,692	$2,096	$592

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

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

(d)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2013 regarding expected future usage, which is subject to change.

(e)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2013.

(c) Legal Proceedings -
Cash Balance Plan - In 2008, a class-action lawsuit was filed against the Cash Balance Plan in the Court. The complaint alleged that certain Cash Balance Plan participants who received distributions prior to their normal retirement age did not receive the full benefit to which they were entitled in violation of ERISA because the Cash Balance Plan applied an improper interest crediting rate to project the cash balance account to their normal retirement age. These Cash Balance Plan participants were limited to individuals who, prior to normal retirement age, received a lump-sum distribution or an annuity payment. The Court originally certified two subclasses of plaintiffs that in aggregate include all persons vested or partially vested in the Cash Balance Plan who received these distributions from January 1, 1998 to August 17, 2006, including: (1) persons who received distributions from January 1, 1998 through February 28, 2002; and (2) persons who received distributions from March 1, 2002 to August 17, 2006.

In June 2010, the Court issued an opinion and order that granted the plaintiffs’ motion for summary judgment on liability. In December 2010, the Court issued an opinion and order that decided the interest crediting rate that the Cash Balance Plan used to project the cash balance accounts of the plaintiffs during the class period should have been 8.2% and that a pre-retirement mortality discount would not be applied to the damages calculation. In May 2011, the Cash Balance Plan was amended and the Cash Balance Plan subsequently made approximately $10 million in additional payments in 2011 to certain former participants in the Cash Balance Plan. This amendment was required based on an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011. In November 2011, plaintiffs filed a motion for leave to file a supplemental complaint to assert that the 2011 amendment to the Cash Balance Plan was itself an ERISA violation. In March 2012, the Cash Balance Plan and the plaintiffs each filed motions for summary judgment related to the supplemental complaint, and the plaintiffs filed a motion for class certification, seeking to amend the class definition and for appointment of class representatives and class counsel.

In July 2012, the Court issued an opinion and order granting plaintiffs’ motion for class certification, but only as to the interest crediting rate and the pre-retirement mortality discount claims of lump-sum recipients. As a result of the opinion and order, two new subclasses were certified in lieu of the prior subclass certification. Subclass A involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006, and who received an interest crediting rate of less than 8.2% under the Cash Balance Plan as amended in May 2011. Subclass B involves persons who received a lump-sum distribution between January 1, 1998 and August 17, 2006, and who would have received a larger benefit under the Cash Balance Plan as amended in May 2011 if a pre-retirement mortality discount had not been applied. In the opinion and order, the Court then granted plaintiffs’ motion for summary judgment as to the two subclasses, and denied as moot the parties’ motions for summary judgment with respect to issues beyond the two subclasses.

In August 2012, as amended in September 2012, the Court entered a final judgment for the two subclasses in the total amount of $18.7 million. The judgment amount includes pre-judgment interest through July 2012 and takes into account the approximate $10 million of additional benefits paid by the Cash Balance Plan following the Cash Balance Plan amendment in 2011. In September 2012, the Cash Balance Plan appealed the judgment, and the interlocutory orders that led to the judgment, to the Seventh Circuit Court of Appeals.

The September 2012 judgment did not address any award for plaintiffs’ attorney’s fees or costs. In September 2012, the plaintiffs filed a motion with the Court for payment of plaintiffs’ attorney’s fees and costs in the amount of $9.6 million, of which $4.3 million was requested to be paid out of the common fund awarded to the two subclasses in the September 2012 judgment. In February 2013, the Court awarded plaintiffs’ attorney’s fees and costs in the amount of $6.4 million. The Court ordered that all of the fees and costs be paid from the $18.7 million judgment previously awarded and not be in addition to that judgment.

In August 2013, the Seventh Circuit Court of Appeals ruled in favor of the Cash Balance Plan that the statute of limitations barred the claims of participants who received lump sum distributions more than six years before the case was filed and affirmed the remainder of the Court’s rulings. The case was remanded to the Court to determine damages. The Plaintiffs filed a petition with the Seventh Circuit Court of Appeals asking for rehearing of the statute of limitations decision, which was denied.

Alliant Energy, IPL and WPL have not recognized any material loss contingency amounts for the final judgment of damages as of September 30, 2013. A material loss contingency for the judgment will not be recognized unless a final unappealable ruling is received, or a settlement is reached, which results in an amendment to the Cash Balance Plan and payment of additional benefits to Cash Balance Plan participants. Alliant Energy, IPL and WPL are currently unable to predict the final outcome of the class-action lawsuit or the ultimate impact on their financial condition or results of operations but believe an adverse outcome could have a material effect on their retirement plan funding and expense.

Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated and therefore has not recognized any material loss contingency amounts for this complaint as of September 30, 2013. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of September 30, 2013, Alliant Energy had $493 million of performance guarantees outstanding, with $146 million, $294 million and $53 million expiring in 2013, 2014 and 2015, respectively.

Although Alliant Energy has received warranty claims related to certain of these projects, it currently believes that no material cash payments will be made and has not recognized any material liabilities related to these matters as of September 30, 2013. Refer to Note 14 for further discussion of RMT.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of September 30, 2013, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of September 30, 2013.

(e) Environmental Matters -
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

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $15 million ($13 million for IPL and $2 million for WPL) to $32 million ($28 million for IPL and $4 million for WPL). At September 30, 2013, Alliant Energy, IPL and WPL recorded $20 million, $17 million and $3 million, respectively, in other current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

WPL Consent Decree - In 2009, the EPA sent an NOV to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia alleging that the owners of Edgewater, Nelson Dewey and Columbia failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. In 2010, the Sierra Club filed complaints against WPL, as owner and operator of Nelson Dewey and Columbia, and separately as owner and operator of Edgewater, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA.

In April 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. In June 2013, the Consent Decree was approved by the Court, thereby resolving all claims against WPL. Under the Consent Decree, WPL is required to install the following emission controls systems:

•	SCR system at Edgewater Unit 5 by May 1, 2013 (placed in-service in December 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014;

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	SCR system at Columbia Unit 2 by December 31, 2018.

WPL is also required to fuel switch or retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015, and Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2 and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. WPL paid a civil penalty of approximately $2 million and will complete approximately $7 million in environmental mitigation projects.

Final recovery of the costs expected to be incurred related to the Consent Decree will be decided by the PSCW in future rate cases or other proceedings. Alliant Energy and WPL currently expect to recover any material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers, except for costs related to certain of the environmental mitigation projects and the civil penalty.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their electric generating facilities to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures include, among others: CAIR, Clean Air Visibility Rule, Utility MACT Rule, Wisconsin State Mercury Rule, Wisconsin RACT Rule, Industrial Boiler and Process Heater MACT Rule, Ozone NAAQS Rule, Fine Particle NAAQS Rule, Nitrogen Dioxide NAAQS Rule, SO2 NAAQS Rule, Federal Clean Water Act including Section 316(b), Wisconsin and Iowa State Thermal Rules, Hydroelectric Fish Passage Device, Effluent Limitation Guidelines, Coal Combustion Residuals, Polychlorinated Biphenyls, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including NSPS for GHG Emissions from Electric Utilities. Some recent developments concerning these environmental matters are included below:

Water Quality -
Effluent Limitation Guidelines are expected to require changes to discharge limits for wastewater from steam EGUs. In June 2013, the EPA published proposed effluent limitation guidelines for public comment. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam EGUs and immediately upon operation for new steam EGUs constructed after the issuance of the final guidelines.

GHG Emissions -
EPA NSPS for GHG Emissions from Electric Utilities - In September 2013, the EPA issued revised proposed NSPS for GHG emissions for new fossil-fueled EGUs that would establish CO2 emissions limits for certain new EGUs. Marshalltown, if constructed, is expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. Also, WPL’s potential generation investment could be impacted by these standards. A date for finalizing these standards has not yet been established. The EPA is expected to issue proposed and final NSPS for GHG for existing EGUs by June 1, 2014 and June 1, 2015, respectively, which would provide guidelines that states must follow to achieve required GHG reductions. SIPs that provide details of how these guidelines are to be met would be required from state agencies by June 30, 2016.

(13) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Operating revenues	$798.1	$39.8	$17.4	$855.3	$11.3	$866.6
Operating income (loss)	199.6	(3.4)	(0.3)	195.9	5.5	201.4
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				171.3	(12.4)	158.9
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income (loss) attributable to Alliant Energy common shareowners				171.3	(13.7)	157.6
Three Months Ended September 30, 2012
Operating revenues	$815.3	$46.8	$12.2	$874.3	$13.3	$887.6
Operating income	203.1	0.8	1.5	205.4	8.3	213.7
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				159.2	(10.2)	149.0
Income from discontinued operations, net of tax				—	1.7	1.7
Net income (loss) attributable to Alliant Energy common shareowners				159.2	(8.5)	150.7

	Utility				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2013
Operating revenues	$2,043.4	$310.5	$52.4	$2,406.3	$37.9	$2,444.2
Operating income	359.1	39.5	5.5	404.1	21.2	425.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				292.8	4.9	297.7
Loss from discontinued operations, net of tax				—	(4.9)	(4.9)
Net income attributable to Alliant Energy common shareowners				292.8	—	292.8
Nine Months Ended September 30, 2012
Operating revenues	$2,000.3	$263.9	$39.7	$2,303.9	$39.7	$2,343.6
Operating income	354.0	32.1	4.7	390.8	27.3	418.1
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				237.4	16.4	253.8
Loss from discontinued operations, net of tax				—	(2.3)	(2.3)
Net income attributable to Alliant Energy common shareowners				237.4	14.1	251.5

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2013
Operating revenues	$457.6	$24.6	$12.2	$494.4
Operating income (loss)	99.6	(0.7)	1.1	100.0
Earnings available for common stock				110.0
Three Months Ended September 30, 2012
Operating revenues	$456.6	$29.6	$11.5	$497.7
Operating income	109.5	0.6	1.9	112.0
Earnings available for common stock				103.3
Nine Months Ended September 30, 2013
Operating revenues	$1,137.4	$180.9	$37.4	$1,355.7
Operating income	146.2	22.6	7.0	175.8
Earnings available for common stock				155.1
Nine Months Ended September 30, 2012
Operating revenues	$1,070.7	$149.2	$37.2	$1,257.1
Operating income	149.3	15.6	6.4	171.3
Earnings available for common stock				115.2

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2013
Operating revenues	$340.5	$15.2	$5.2	$360.9
Operating income (loss)	100.0	(2.7)	(1.4)	95.9
Earnings available for common stock				61.3
Three Months Ended September 30, 2012
Operating revenues	$358.7	$17.2	$0.7	$376.6
Operating income (loss)	93.6	0.2	(0.4)	93.4
Earnings available for common stock				55.9
Nine Months Ended September 30, 2013
Operating revenues	$906.0	$129.6	$15.0	$1,050.6
Operating income (loss)	212.9	16.9	(1.5)	228.3
Earnings available for common stock				137.7
Nine Months Ended September 30, 2012
Operating revenues	$929.6	$114.7	$2.5	$1,046.8
Operating income (loss)	204.7	16.5	(1.7)	219.5
Earnings available for common stock				122.2

(14) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In January 2013, Alliant Energy sold RMT in order to narrow its strategic focus and risk profile. Alliant Energy does not currently believe that adjustments to the gain or loss related to the sale of RMT in periods after September 30, 2013 will be material. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Condensed Consolidated Statements of Income for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
Operating revenues	$—	$94.5	$0.9	$243.0
Operating expenses	2.1	91.7	8.6	246.6
Interest expense and other	—	0.2	—	0.4
Income (loss) before income taxes	(2.1)	2.6	(7.7)	(4.0)
Income tax expense (benefit)	(0.8)	0.9	(2.8)	(1.7)
Income (loss) from discontinued operations, net of tax	($1.3)	$1.7	($4.9)	($2.3)

As of December 31, 2012, Alliant Energy’s Condensed Consolidated Balance Sheet included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

Current assets	$27.9
Current liabilities	31.4
Net liabilities held for sale	($3.5)

(15) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Balance, January 1	$101.5	$91.1	$45.5	$56.2	$46.9	$34.9
Revisions in estimated cash flows (a)	3.4	(9.9)	0.8	(9.2)	2.6	(0.7)
Liabilities settled	(0.9)	(2.6)	(0.1)	(2.5)	(0.8)	(0.1)
Liabilities incurred (b)	—	16.0	—	—	—	7.6
Accretion expense	2.8	2.6	1.3	1.4	1.2	1.2
Balance, September 30	$106.8	$97.2	$47.5	$45.9	$49.9	$42.9

(a)
For the nine months ended September 30, 2012, IPL recorded revisions in estimated cash flows of ($8.2) million based on revised remediation timing and cost information for asbestos remediation at its Sixth Street Generating Station.

(b)	For the nine months ended September 30, 2012, Resources recorded AROs of $8.4 million related to its Franklin County wind project and WPL recorded AROs of $7.6 million related to Nelson Dewey.

(16) RELATED PARTIES
System Coordination and Operating Agreement - IPL and WPL are parties to a system coordination and operating agreement whereby Corporate Services serves as agent on behalf of IPL and WPL. The agreement, which has been approved or reviewed by FERC and all state regulatory bodies having jurisdiction, provides a contractual basis for coordinated planning, construction, operation and maintenance of the electric generation systems of IPL and WPL. As agent of the agreement, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions. Corporate Services allocates a substantial portion of such sales and purchases among IPL and WPL based on invoices received from MISO, and the remaining sales and purchases based on procedures included in the agreement. The sales credited to and purchases billed to IPL and WPL for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Sales credited	$2	$3	$5	$7	$3	$4	$10	$10
Purchases billed	108	87	260	237	16	13	44	50

Service Agreement - Pursuant to a service agreement, IPL and WPL receive various administrative and general services from an affiliate, Corporate Services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. The amounts billed to IPL and WPL for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Corporate Services billings	$39	$34	$107	$97	$28	$26	$77	$76

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Net payables to Corporate Services	$95	$72	$46	$40

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
ATC billings to WPL	$24	$22	$72	$67
WPL billings to ATC	2	3	9	7

WPL owed ATC net amounts of $7 million as of September 30, 2013 and $6 million as of December 31, 2012.

(17) EARNINGS PER SHARE
A reconciliation of the weighted average common shares outstanding used in the basic and diluted EPS calculation for the three and nine months ended September 30 was as follows (in thousands):

	Three Months		Nine Months
	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic EPS calculation	110,783	110,768	110,775	110,747
Effect of dilutive share-based awards	2	11	5	16
Diluted EPS calculation	110,785	110,779	110,780	110,763

For the three and nine months ended September 30, 2013 and 2012, there were no potentially dilutive securities excluded from the calculation of diluted EPS.

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

Alliant Energy

Utilities and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of these proposed sales.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2013		2012
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities and Corporate Services	$173.1	$1.56	$160.5	$1.45
Non-regulated and parent	(14.2)	(0.13)	(11.5)	(0.11)
Income from continuing operations	158.9	1.43	149.0	1.34
Income (loss) from discontinued operations	(1.3)	(0.01)	1.7	0.02
Net income	$157.6	$1.42	$150.7	$1.36

The table above includes utilities and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utilities and Corporate Services, and non-regulated and parent EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utilities and Corporate Services EPS from continuing operations to determine performance-based compensation.

Utilities and Corporate Services - Higher income from continuing operations in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to:

•	$0.15 per share of purchased electric capacity expense related to the Riverside PPA recorded in the third quarter of 2012;

•	$0.04 per share of lower income tax expense at IPL in the third quarter of 2013 compared to the third quarter of 2012 due to Iowa rate-making practices;

•	$0.03 per share from the revenue requirement adjustment related to certain IPL tax benefits in the third quarter of 2013;

•	$0.03 per share of lower energy conservation cost recovery amortizations at WPL in the third quarter of 2013 compared to the third quarter of 2012;

•	$0.03 per share of higher production tax credits in the third quarter of 2013 compared to the third quarter of 2012; and

•	$0.02 per share related to a contract cancellation charge at IPL in the third quarter of 2012.

These items were partially offset by:

•	an estimated $0.13 per share decrease in revenues from changes in electric sales in the third quarter of 2013 compared to the third quarter of 2012 due to weather conditions;

•	$0.04 per share of higher depreciation expense in the third quarter of 2013 compared to the third quarter of 2012, primarily due to WPL’s acquisition of Riverside in December 2012; and

•	$0.04 per share of higher performance-based compensation expense in the third quarter of 2013 compared to the third quarter of 2012.

Non-regulated and parent - Lower income from continuing operations in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to $0.02 per share of losses incurred at the Franklin County wind project in the third quarter of 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during the third quarters of 2013 and 2012.

Strategic Overview Highlights
Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in Iowa and Wisconsin. The strategic plan is built upon three key elements: competitive costs, safe and reliable service and balanced generation. Key strategic plan developments impacting Alliant Energy, IPL and WPL include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•
January 2013 - The IUB issued an order allowing IPL to move forward with a proposed PPA for the purchase of capacity and energy generated by DAEC located near Palo, Iowa for a term of February 22, 2014 through December 31, 2025.

•
April 2013 - WPL announced its current environmental compliance plans include installing an SCR at Columbia Unit 2 to reduce NOx emissions at the facility. The SCR is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR, a modified CSAPR or some alternative to these rules that may be implemented, and the Wisconsin RACT Rule. WPL currently expects to file a CA application with the PSCW in the second quarter of 2014 for the SCR at Columbia Unit 2.

•
April 2013 - IPL and the OCA filed a settlement agreement with the IUB, resolving all issues between the parties regarding the appropriate rate-making principles for Marshalltown. In addition, the OCA agreed that IPL satisfied conditions precedent for rate-making principles. The proposed settlement agreement includes an 11% return on common equity for the depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to Marshalltown. The proposed settlement agreement also reflects IPL’s requested fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent. IPL and the OCA agreed to defer the decision regarding the application of double leverage until the next retail electric base rate case or other proceeding. The proposed settlement regarding the appropriate rate-making principles for Marshalltown is subject to approval by the IUB. IPL currently expects a proposed decision and order from the IUB in the fourth quarter of 2013.

•
June 2013 - WPL received an order from the PSCW approving WPL’s CA application to install a scrubber and baghouse system at Edgewater Unit 5 to reduce SO2 and mercury emissions at the generating facility. WPL currently expects to begin construction of the project in 2014 and place it in service in 2016.

•
July 2013 - WPL filed a CA application with the PSCW for performance and reliability improvements at Columbia Units 1 and 2. WPL currently expects a decision from the PSCW regarding these generation performance and reliability improvement projects by the first half of 2014. Subject to regulatory approval of the projects and the timing of such approvals, WPL expects to begin construction in the first half of 2015 and place them in service by 2017.

•
July 2013 - FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff. ITC’s Attachment “FF” tariff determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. The revisions to ITC’s Attachment “FF” tariff required by the FERC order result in the owners of the EGUs being responsible for a substantially higher portion of the transmission network upgrade costs required to meet MISO interconnection requirements. As a result of this July 2013 FERC order, IPL and WPL currently expect to incur capital expenditures for transmission network upgrades for Marshalltown and Bent Tree, respectively, that would have previously been reimbursed by ITC under the previous Attachment “FF” tariff.

•
September 2013 - IPL signed separate definitive agreements to sell its Minnesota electric and natural gas distribution assets in order to narrow its strategic focus and risk profile. Proceeds from the sales are expected to be approximately $128 million in aggregate, subject to customary closing adjustments. The proceeds are expected to reduce Alliant Energy’s and IPL’s financing requirements. Pending all necessary federal and state regulatory approvals, including the MPUC, FERC and the IUB, the transactions are expected to be concluded in the second half of 2014. The electric distribution asset sales agreement includes a wholesale power supply agreement, which is subject to FERC approval. The agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings.

•	October 2013 - IPL received an oral decision from the IUB approving $400 million of spending proposed in IPL’s EEP for 2014 through 2018.

•
November 2013 - Alliant Energy announced WPL currently expects to begin incurring capital expenditures in 2016 for a potential generation investment to address its future customer energy and capacity needs. Options under consideration include conversion of an existing natural gas-fired facility from simple-cycle to combined-cycle, or the construction of a new resource. WPL plans to complete a feasibility study of resource options and file the necessary regulatory applications for approval of the selected resource option with the PSCW by the end of 2014.

Rate Matters Highlights
Alliant Energy’s utility subsidiaries, IPL and WPL, are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates. Key regulatory developments impacting Alliant Energy, IPL and WPL include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
January 2013 - The IUB authorized IPL to recover the Iowa retail portion of the costs of its proposed DAEC PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The IUB encouraged IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding regarding rate impacts beginning in 2014. IPL is preparing to file an Iowa retail electric base rate case in the first quarter of 2014 in case such discussions do not result in a resolution of the issues. Based on the terms of the January 2013 order, if the IUB would order a rate decrease from such a rate case, IPL has agreed to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014. If IPL does not file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa electric retail customers through the energy adjustment clause will be reduced by $12 million each month from February

22, 2014 until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding. IPL currently anticipates a decision from the IUB on this matter by the end of 2014, either through an approved rate case or through a settlement.

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

•
November 2013 - Alliant Energy announced IPL expects to file a request with the IUB in the fourth quarter of 2013 for the amount of credits to be applied to Iowa retail electric customers’ bills in 2014 utilizing regulatory liabilities previously established from the electric tax benefit rider. Although the 2014 amounts of credits to customers’ bills may differ from those in 2013, the electric tax benefit rider is not expected to have a material impact on Alliant Energy’s or IPL’s results of operations. The filing planned for the fourth quarter of 2013 is also expected to include a request for the IUB to approve the 2014 amount of the revenue requirement adjustment related to certain tax benefits from tax accounting method changes. Final determination of the amount of credits to be applied to customers’ bills and the revenue requirement adjustment in 2014 are subject to approval by the IUB, which IPL expects to receive by the first quarter of 2014.

•
November 2013 - Alliant Energy announced WPL currently expects to make a retail rate filing in the first quarter of 2014 based on a forward-looking test period that includes calendar years 2015 and 2016. The form and magnitude of such filing is currently being analyzed and could range from a future test year 2015 electric fuel plan to a full rate case for the 2015 and 2016 test period. Any rate changes granted are expected to be effective in early 2015.

Environmental Matters Highlights
Alliant Energy, IPL and WPL are subject to regulation of environmental matters by various federal, state and local authorities. Key environmental developments that may impact Alliant Energy, IPL and WPL include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

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

•
June 2013 - President Obama announced plans to address climate change and issued a memorandum directing the EPA to proceed with rules to reduce CO2 emissions from new and existing fossil-fueled EGUs. In September 2013, the EPA issued revised proposed NSPS for GHG emissions for new EGUs. A date for finalizing these standards has not yet been established. The EPA is expected to issue final NSPS for GHG emissions for existing EGUs by June 1, 2015, which would provide guidelines that states must follow to achieve required GHG emissions reductions. SIPs that provide details of how these guidelines are to be met would be required from state agencies by June 30, 2016.

Legislative Matters Highlights
Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL include the following. Refer to “Legislative Matters” for a more detailed discussion of legislative developments.

•
January 2013 - The ATR Act was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013.

Liquidity and Capital Resources Highlights
Based on their current liquidity positions and capital structures, Alliant Energy, IPL and WPL believe they will be able to secure the additional capital required to implement their strategic plan and to meet their long-term contractual obligations. Key financing developments impacting Alliant Energy, IPL and WPL include the following. Refer to “Liquidity and Capital Resources” for a more detailed discussion of financing developments.

•
March 2013 - IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes.

•	March 2013 - WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million.

•	August 2013 - WPL received approval from the PSCW to issue up to $400 million of long-term debt securities through 2014.

•
September 2013 - At September 30, 2013, Alliant Energy and its subsidiaries had $698 million of available capacity under the revolving credit facilities, $40 million of available capacity at IPL under its sales of accounts receivable program and $18 million of cash and cash equivalents.

•
September 2013 - IPL filed an application with FERC to issue for a period from January 1, 2014 through December 31, 2015 up to $750 million of long-term debt securities in aggregate, up to $750 million of short-term debt securities at any time and up to $300 million of preferred stock in aggregate. IPL currently expects to receive a decision from FERC on its application by the end of 2013.

•
October 2013 - IPL issued $250 million of 4.7% senior debentures due 2043. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivables program, reduce commercial paper classified as long-term debt and for general working capital purposes.

•	October 2013 - Moody’s Investors Service affirmed the current credit ratings and outlooks for Alliant Energy, IPL and WPL.

Other Matters Highlights
Other key developments that could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
March 2013 - MISO completed a definitive planning phase study for Bent Tree and determined the transmission system upgrades completed in 2011 and 2012 were required network upgrades. WPL is currently uncertain whether it will receive reimbursement of the transmission system upgrade costs from ITC or its electric customers due to a FERC order issued in July 2013 requiring changes to ITC’s Attachment “FF” tariff. In September 2013, FERC issued an order granting a rehearing for further consideration of its July 2013 order.

•
April 2013 - IPL and MidAmerican filed a joint Notice of Appeal, and the IUB and the Iowa Association of Electric Cooperatives filed Notices of Appeal, with the Iowa Supreme Court related to the Polk County Iowa District Court’s March 2013 ruling. The March 2013 ruling found Eagle Point is not a public utility and could sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. The District Court decision is currently stayed. Alliant Energy and IPL are unable to determine how this District Court ruling may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

•
July 2013 - FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff to conform to the MISO Attachment “FF” tariff. In August 2013, MISO submitted a filing that proposes tariff revisions, which are expected to be effective as of the date of the July 2013 order. Also in August 2013, ITC filed a request for rehearing and/or clarification, and IPL filed a request for clarification. In September 2013, FERC issued an order granting rehearing for further consideration. It is uncertain how or when future FERC action, if any, could impact the proposed tariff revisions already filed by MISO. These tariff revisions ordered by FERC are expected to impact the future amount of electric transmission service costs billed by ITC to IPL. Alliant Energy and IPL currently expect to pass on the Iowa retail portion of any changes in electric transmission service costs billed by ITC to IPL from the revision in ITC’s Attachment “FF” tariff to IPL’s electric retail customers in Iowa through the transmission cost recovery rider.

•
September 2013 - ITC finalized its Attachment “O” rate it proposes to charge its customers in 2014 for electric transmission services. The increase in ITC’s Attachment “O” rate, as well as MISO transmission charges for shared transmission projects, are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2014 will be approximately $60 million, $50 million and $10 million, respectively, higher than the comparable expenses anticipated in 2013. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the transmission cost recovery rider. A significant portion of the increase in WPL’s electric transmission service expenses was utilized to set electric revenues approved by the PSCW in WPL’s latest retail electric base rate case.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Generation Plans -
Natural Gas-Fired Generation -
IPL’s Proposed Construction of Marshalltown - In November 2012, IPL filed for regulatory approvals to construct an approximate 600 MW natural gas-fired combined-cycle electric generating facility in Marshalltown, Iowa, referred to as Marshalltown. In April 2013, IPL and the OCA filed a settlement agreement with the IUB regarding the appropriate rate-making principles for Marshalltown. In addition, the OCA agreed that IPL satisfied conditions precedent for rate-making principles. The proposed settlement agreement includes an 11% return on common equity for the depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to Marshalltown. The proposed settlement agreement also reflects IPL’s requested fixed cost cap of $700 million, excluding AFUDC and transmission upgrade costs. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent. IPL and the OCA agreed to defer the decision regarding the application of double leverage until the next retail electric base rate case or other proceeding. The proposed settlement regarding the appropriate rate-making principles for Marshalltown is subject to approval by the IUB. IPL currently expects a proposed decision and order from the IUB in the fourth quarter of 2013. In May 2013, IPL filed a request with the IUB to construct a pipeline for the transportation of natural gas to Marshalltown. The expected cost of the pipeline is included in IPL’s requested fixed cost cap of $700 million. IPL currently expects to receive final decisions on its Application for a Generation Facility Citing Certificate, advanced rate-making principles, and the natural gas pipeline construction by the first quarter of 2014. Refer to “Transmission Network Upgrades” below for discussion of transmission upgrade costs associated with Marshalltown.

WPL’s Potential Generation Investment - WPL initiated a feasibility study of resource options to address its future customer energy and capacity needs as part of its long-term resource planning. Based on its long-term resource plans that include the retirements of Edgewater Unit 3 and Nelson Dewey Units 1 and 2 by December 2015 and the retirement or fuel switching to natural gas of Edgewater Unit 4 by December 2018, WPL is currently planning for a new generation investment to address its customer energy and capacity needs in 2019 and beyond. WPL currently expects to begin incurring capital expenditures in 2016 for the potential generation investment. Options under consideration include conversion of an existing natural gas-fired facility from simple-cycle to combined-cycle, or the construction of a new resource. WPL plans to complete the feasibility study of resource options and file the necessary regulatory applications for approval of the selected resource option with the PSCW by the end of 2014. Refer to “Liquidity and Capital Resources” for details regarding estimated capital expenditures associated with this potential generation investment.

Coal-Fired Generation -
Generation Improvement Projects - In July 2013, WPL filed a CA application with the PSCW for performance and reliability improvements at Columbia Units 1 and 2. WPL’s portion of the capital expenditures for the projects, excluding AFUDC, is currently estimated to be between $55 million and $65 million. WPL currently expects a decision from the PSCW regarding these generation performance and reliability improvement projects by the first half of 2014. Subject to regulatory approval of the projects and the timing of such approvals, WPL expects to begin construction in the first half of 2015 and place them in service by 2017.

Plant Retirements - In June 2013, IPL retired Lansing Unit 3, which did not have a significant net book value.

IPL recently extended the expected retirement date for Dubuque Units 3 and 4 from 2014 to 2016. IPL believes extending the retirement date of Dubuque Units 3 and 4 will help ensure reliability of electric service and is the most cost effective option for IPL to meet currently anticipated energy and capacity needs of its customers.

Nuclear Generation -
IPL’s DAEC PPA - Refer to “Rate Matters” for discussion of IPL’s new DAEC PPA for a term of February 22, 2014 through December 31, 2025.

Transmission Network Upgrades - In July 2013, FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff. ITC’s Attachment “FF” tariff determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. The revisions to ITC’s Attachment “FF” tariff required by the FERC order result in the owners of the EGUs being responsible for a substantially higher portion of the transmission network upgrade costs required to meet MISO interconnection requirements. As a result of this July 2013 FERC order, IPL and WPL currently expect to incur capital expenditures for transmission network upgrades for Marshalltown and Bent Tree, respectively, that would have previously been reimbursed by ITC under the previous Attachment “FF” tariff. Refer to “Other Future Considerations - Electric Transmission Service Charges” for further discussion of ITC’s Attachment “FF” tariff, including a September 2013 FERC order granting a rehearing for further consideration of FERC’s July 2013 order.

Marshalltown - IPL currently expects to begin incurring capital expenditures in 2014 and expects ITC and MidAmerican to complete the required transmission network upgrades for Marshalltown in 2016. Based on cost estimates provided by MISO included in an initial System Planning and Analysis Study, IPL’s portion of transmission network upgrade costs related to Marshalltown are expected to be approximately $155 million, excluding AFUDC. The transmission network upgrade costs are not included in IPL’s requested fixed cost cap of $700 million discussed previously. IPL currently expects ITC and MidAmerican will submit all necessary regulatory filings with the IUB for approval of the transmission network upgrades after the execution of the interconnection agreement for Marshalltown, which is expected in the first quarter of 2014.

Bent Tree - WPL currently expects to begin incurring capital expenditures in 2013 and expects ITC to complete the transmission network upgrades for Bent Tree in 2016. Based on cost estimates provided by MISO included in an initial System Planning and Analysis Study, WPL’s portion of transmission upgrade costs related to the Bent Tree - Phase I wind project are expected to be approximately $40 million, excluding AFUDC.

Refer to “Liquidity and Capital Resources” for additional details of the capital expenditures expected for the Marshalltown and Bent Tree transmission network upgrade costs, including potential additional payments if the costs paid by IPL and WPL are determined to be taxable.

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 1(c) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of the proposed sales of IPL’s Minnesota electric and natural gas distribution assets. Alliant Energy and IPL currently do not expect the sales of these assets to have a significant impact on their results of operations for 2014.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following table provides current estimates of capital expenditures planned for 2013 through 2017 as well as the total project costs for certain emission controls projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Expected							Total
Generating Unit	In-service Date	Technology (a)	2013	2014	2015	2016	2017	Project Cost
IPL:
George Neal Units 3 & 4 (b)	2013/2014	Scrubber & Baghouse	$60	$20	$—	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	60	30	—	—	—	150-170
Lansing Unit 4	2015	Scrubber	15	20	15	—	—	50-60
WPL:
Columbia Units 1 & 2	2014	Scrubber & Baghouse	135	30	—	—	—	280-310
Edgewater Unit 5	2016	Scrubber & Baghouse	10	90	110	85	5	280-320
Columbia Unit 2	2018	SCR	—	—	15	35	35	100-120

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

IPL’s Emission Controls Projects - In February 2013, the IUB approved IPL’s most recent EPB, which includes the emission controls projects for Ottumwa Unit 1 and Lansing Unit 4 listed in the above table. MidAmerican’s most recent EPB has also been approved by the IUB, which includes the emission controls projects for George Neal Units 3 and 4 listed in the above table.

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

Energy Efficiency Programs -
IPL EEP - In November 2012, IPL filed an EEP for 2014 through 2018 with the IUB. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and is expected to conserve electric and gas usage equal to that of more than 100,000 homes. In July 2013, IPL reached a partial settlement with the OCA, among others, agreeing to the $400 million of spending proposed in IPL’s EEP for 2014 through 2018. In October 2013, IPL received an oral decision from the IUB approving the $400 million of spending proposed in IPL’s EEP for 2014 through 2018 and included in the partial settlement. To the extent approved by the IUB, costs associated with executing the EEP are recovered from Iowa retail electric and gas customers through an additional tariff called an Energy Efficiency Cost Recovery factor and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations. The amount of spending in the recently-approved EEP is similar to IPL’s current EEP for 2009 through 2013.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Retail Base Rate Filings -
IPL’s Iowa Retail Electric Rate Case (2009 Test Year) -
Transmission Cost Rider - IPL expects to file a request with the IUB in the fourth quarter of 2013 to update the rates IPL uses to bill its Iowa retail electric customers in 2014 under the transmission cost rider. Amounts billed under the transmission cost rider are expected to increase in 2014 compared to 2013 due to expected increases in transmission rates billed to IPL in 2014. IPL expects the IUB to approve final rates to be billed under the transmission cost rider by the first quarter of 2014. Refer to “Other Future Considerations - Electric Transmission Service Charges” for discussion of estimated increases in transmission service charges expected by IPL for 2014.

Electric Tax Benefit Rider - IPL expects to file a request with the IUB in the fourth quarter of 2013 for the amount of credits to be applied to Iowa retail electric customers’ bills in 2014 utilizing regulatory liabilities previously established from the electric tax benefit rider. Although the 2014 amounts of credits to customers’ bills may differ from those in 2013, the electric tax benefit rider is not expected to have a material impact on Alliant Energy’s or IPL’s results of operations given any changes in electric revenues from changes to credits on customers’ bills are expected to result in offsetting changes in income tax expense.

The electric tax benefit rider filing planned for the fourth quarter of 2013 is also expected to include a request for the IUB to approve the 2014 revenue requirement adjustment related to certain tax benefits from tax accounting method changes. IPL currently expects to request a $15 million revenue requirement adjustment amount for 2014, which would be approximately $9 million lower than the $24 million revenue requirement adjustment approved by the IUB for 2013.

Final determination of the amount of credits to be applied to customers’ bills and the revenue requirement adjustment in 2014 are subject to approval by the IUB, which IPL currently expects to receive by the first quarter of 2014.

WPL’s Retail Fuel-related Rate Filings -
2014 Test Year - In July 2013, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $31 million, or approximately 3%, to reflect anticipated increases in retail electric fuel-related costs in 2014. Any rate changes granted from this request are expected to be effective on January 1, 2014. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2013.

2012 Test Year - Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012). In August 2013, WPL received an order from the PSCW to refund $12 million, including interest, to its retail electric customers for these over-collections, which WPL completed in September 2013.

Planned Utility Rate Cases in 2014 -
IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In January 2013, the IUB issued an order allowing IPL to proceed with its proposed DAEC PPA for a term of February 22, 2014 through December 31, 2025 and authorized IPL to recover the Iowa retail portion of the costs of such PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The January 2013 order encouraged IPL to continue discussions with parties to the proposed DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding regarding rate impacts beginning in 2014. IPL is preparing to file an Iowa retail electric base rate case in the first quarter of 2014 in case such discussions do not result in a resolution of the issues. The key drivers to determining the final rates in such a rate case are expected to be the reduction in purchased electric capacity expenses in 2014 with the expiration of the existing DAEC PPA and significant additions to IPL’s rate base since its 2009 Test Year retail electric rate case for emission controls added to generating facilities to comply with environmental regulations, generation performance improvement projects and other capital expenditures to ensure reliable electric service. IPL currently believes the impact of the reduction in purchased electric capacity expenses on the determination of final rates will be largely offset by the significant rate base additions since IPL’s last retail electric rate case. However, IPL is currently unable to predict the final rates to be determined by the IUB from such a rate case. Final rates may also be dependent on other matters expected to be addressed in such rate case, including extension of the current temporary transmission rider, utilization of remaining regulatory liabilities related to the electric tax benefit rider and future revenue requirement adjustments related to certain tax benefits from tax accounting method changes. Based on the terms of the January 2013 order discussed above, if the IUB would order a rate decrease from such a rate case, IPL has agreed to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014.

If IPL does not file an Iowa retail electric base rate case in the first quarter of 2014, the amount of costs IPL will be allowed to recover from its Iowa retail electric customers through the energy adjustment clause will be reduced by $12 million each month from February 22, 2014 until temporary rates are set in IPL’s next Iowa retail electric base rate proceeding.

IPL currently anticipates a decision from the IUB on this matter by the end of 2014, either through an approved rate case or through a settlement.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - WPL currently expects to make a retail rate filing in the first quarter of 2014 based on a forward-looking test period that includes calendar years 2015 and 2016. The form and magnitude of such filing is currently being analyzed and could range from a future test year 2015 electric fuel plan to a full rate case for the 2015 and 2016 test period. The key non-fuel drivers for the anticipated filing include recovery of the scrubber and baghouse projects at Columbia Units 1 and 2 and partial recovery of the scrubber and baghouse projects at Edgewater Unit 5. The recovery of costs associated with these capital projects is expected to be partially offset by lower energy conservation cost recovery amortizations. Any rate changes granted are expected to be effective in early 2015.

Other -
SSR - In certain instances, market participants that desire to retire or suspend operations of owned EGUs may be notified by MISO that the EGU is needed to maintain system reliability. When an EGU is required to continue to operate for system reliability, the market participant may enter into an SSR agreement and negotiate an annual revenue requirement with MISO. The annual revenue requirement for the SSR is subject to FERC approval and is assigned to load serving entities that benefit from the continued operation of the EGU. In April 2013, the PSCW issued an order allowing investor-owned Wisconsin utilities to defer SSR costs incurred through December 31, 2015. While the amount of SSR costs WPL will incur is uncertain, the amount is not expected to have a significant impact on its financial condition or results of operations.

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

Air Quality -
WPL Consent Decree - Refer to Note 12(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of a Consent Decree approved by the Court in June 2013 and WPL’s obligations thereunder. The Consent Decree resolves an NOV issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

Air Permit Renewal Challenges -
Columbia - In 2011, the Sierra Club filed a lawsuit against the EPA with the Court seeking to have the EPA take over the Title V air permit process for Columbia based on what the Sierra Club asserted was unreasonable delay in reconsideration of such air permit. In June 2013, the Court approved a related Consent Decree, thereby resolving this matter.

Edgewater - In 2010, WPL received a copy of a notice of intent to sue by the Sierra Club against the EPA based on what the Sierra Club asserted was unreasonable delay in the EPA performing its duties related to the reconsideration of the Edgewater Title V air permit. In March 2013, the Wisconsin DNR issued a revised air permit for Edgewater, superseding the previous air permit, thereby resolving this matter.

Nelson Dewey - In 2010, the Sierra Club petitioned the EPA and the Wisconsin DNR to reopen and correct a Nelson Dewey air permit issued in 2008 based on allegations by the Sierra Club that certain modifications were made at the facility without complying with the PSD program requirements. In September 2013, Sierra Club withdrew its petition, thereby resolving this matter.

Water Quality -
Effluent Limitation Guidelines - In June 2013, the EPA issued proposed effluent limitation guidelines for public comment. The proposed guidelines would require changes to discharge limits for wastewater from steam EGUs. IPL and WPL have identified eleven (Emery Units 1-3, Ottumwa Unit 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, Sutherland Units 1 and 3, George Neal Units 3-4 and Louisa Unit 1) and four (Riverside Units 1-3, Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) existing steam EGUs, respectively, that are expected to be impacted by these guidelines. In addition, Marshalltown, if constructed, is expected to be impacted by these guidelines. Also, WPL’s potential generation investment could be impacted by these guidelines. Based on information in the proposed guidelines, IPL is currently unable to determine if Prairie Creek Unit 1 may be impacted by these guidelines. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam EGUs and immediately upon operation for new steam EGUs constructed after the issuance of the final guidelines. Given that the EPA has not yet issued final guidelines, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations, but believe the expenditures to comply with these guidelines could be significant.

Land and Solid Waste -
MGP Sites - Refer to Note 12(e) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

GHG Emissions -
EPA NSPS for GHG Emissions from Electric Utilities - In June 2013, President Obama announced plans to address climate change and issued a memorandum directing the EPA to proceed with rules to reduce CO2 emissions from new and existing fossil-fueled EGUs. In September 2013, the EPA issued revised proposed NSPS for GHG emissions for new EGUs. The revised proposal includes a requirement for EGUs greater than 850 million British thermal units per hour (approximately equivalent to 100 MW) not to exceed 1,000 pounds of CO2 emissions per MWh. Marshalltown, if constructed, is expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. Also, WPL’s potential generation investment could be impacted by these standards. A date for finalizing these standards has not yet been established.

The EPA is expected to issue proposed and final NSPS for GHG emissions for existing EGUs by June 1, 2014 and June 1, 2015, respectively, which would provide guidelines that states must follow to achieve required GHG emissions reductions. SIPs that provide details of how these guidelines are to be met would be required from state agencies by June 30, 2016. The President’s memorandum does not provide details on the expected level of required GHG emissions reductions or compliance deadlines to meet the final standards. Accordingly, the implications of the EPA’s NSPS for GHG emissions from new and existing EGUs remains highly uncertain. Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of these standards, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

ATR Act - In January 2013, the ATR Act was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013. Based on capital projects projected to be placed into service in 2013 and 2014, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax returns for calendar years 2013 and 2014 will be approximately $110 million ($60 million for IPL and $50 million for WPL) and $250 million ($100 million for IPL and $150 million for WPL), respectively.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2013 and 2012 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s earnings for the three and nine months ended September 30, 2013 and 2012 are discussed below.

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

Third Quarter 2013 vs. Third Quarter 2012 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$302.0	$319.0	(5%)	2,133	2,290	(7%)
Commercial	198.8	194.6	2%	1,760	1,762	—%
Industrial	222.7	224.9	(1%)	2,947	3,020	(2%)
Retail subtotal	723.5	738.5	(2%)	6,840	7,072	(3%)
Sales for resale:
Wholesale	55.8	55.3	1%	966	987	(2%)
Bulk power and other	6.6	8.5	(22%)	233	371	(37%)
Other	12.2	13.0	(6%)	29	37	(22%)
Total revenues/sales	798.1	815.3	(2%)	8,068	8,467	(5%)
Electric production fuel expense	133.2	134.2	(1%)
Energy purchases expense	72.2	87.4	(17%)
Purchased electric capacity expense	58.6	84.0	(30%)
Electric margins (a)	$534.1	$509.7	5%

(a)
Includes $21 million and $23 million of credits on Iowa retail electric customers’ bills for the third quarters of 2013 and 2012, respectively, resulting from IPL’s electric tax benefit rider. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $24 million, or 5%, primarily due to $27 million of purchased electric capacity expenses at WPL in the third quarter of 2012 related to the Riverside PPA, which terminated in conjunction with WPL’s acquisition of Riverside in December 2012, $11 million of higher revenues at IPL related to changes in recovery of transmission costs related to the transmission rider, $7 million of revenues at IPL in the third quarter of 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, which became effective in January 2013, and an increase in weather-normalized retail sales volumes at WPL. These items were partially offset by an estimated $23 million decrease in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the third quarters of 2013 and 2012 were $13 million and $36 million, respectively. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Electric margins and MWh sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$768.9	$761.5	1%	5,880	5,887	—%
Commercial	494.4	473.8	4%	4,808	4,811	—%
Industrial	578.9	572.3	1%	8,531	8,699	(2%)
Retail subtotal	1,842.2	1,807.6	2%	19,219	19,397	(1%)
Sales for resale:
Wholesale	148.1	142.3	4%	2,683	2,522	6%
Bulk power and other	14.9	14.3	4%	669	818	(18%)
Other	38.2	36.1	6%	112	111	1%
Total revenues/sales	2,043.4	2,000.3	2%	22,683	22,848	(1%)
Electric production fuel expense	333.3	272.9	22%
Energy purchases expense	209.2	277.5	(25%)
Purchased electric capacity expense	167.6	216.2	(22%)
Electric margins (a)	$1,333.3	$1,233.7	8%

(a)
Includes $59 million and $63 million of credits on Iowa retail electric customers’ bills for the nine months ended September 30, 2013 and 2012, respectively, resulting from IPL’s electric tax benefit rider. IPL’s electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $100 million, or 8%, primarily due to $53 million of purchased electric capacity expenses at WPL for the nine months ended September 30, 2012 related to the Riverside PPA, $45 million of higher revenues at IPL related to changes in recovery of transmission costs related to the transmission rider, $18 million of revenues at IPL for the nine months ended September 30, 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes and an increase in weather-normalized retail sales volumes at WPL. These items were partially offset by an estimated $18 million decrease in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and $4 million of lower energy conservation revenues at IPL. Estimated increases to Alliant Energy’s electric margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $19 million and $37 million, respectively. The higher transmission rider revenues were offset by higher electric transmission service expenses. Changes in energy conservation revenues at IPL were mostly offset by changes in energy conservation expenses at IPL included in other operation and maintenance expenses.

Forecast - Refer to “Rate Matters” for a filing IPL expects to make in the fourth quarter of 2013 related to credits on Iowa retail electric customers’ bills associated with the electric tax benefit rider for 2014, and the revenue requirement adjustment related to certain tax benefits from tax accounting method changes for 2014.

Weather Conditions - HDD and CDD in Alliant Energy’s service territories for the three and nine months ended September 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2013	2012	Normal	2013	2012	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	99	218	146	4,395	3,420	4,271
Madison, Wisconsin (WPL)	157	212	183	4,799	3,581	4,530
CDD (a):
Cedar Rapids, Iowa (IPL)	619	699	507	865	1,044	729
Madison, Wisconsin (WPL)	517	731	442	707	1,067	618

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65-degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its generating facilities. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. Alliant Energy’s electric production fuel expense decreased $1 million, or 1%, and increased $60 million, or 22%, for the three- and nine-month periods, respectively. Alliant Energy’s energy purchases expense decreased $15 million, or 17%, and $68 million, or 25%, for the three- and nine-month periods, respectively. Higher MISO dispatch of WPL’s generating facilities for the three and nine months ended September 30, 2013 compared to the same periods in 2012 resulted in an increase in electric production fuel expense and a decrease in energy purchases expense for Alliant Energy and WPL. Changes in the under-/over-collection of fuel-related costs at IPL decreased electric production fuel expense for the three-month period for Alliant Energy and IPL. The impact of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

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

WPL’s retail fuel-related costs incurred during the nine months ended September 30, 2013 and 2012 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $4 million during both the nine months ended September 30, 2013 and 2012.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. The Riverside PPA terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Details of purchased electric capacity expense included in the utility electric margins table above for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2013	2012	2013	2012
DAEC PPA (IPL)	$42	$42	$119	$118
Kewaunee PPA (WPL)	16	15	47	44
Riverside PPA (WPL)	—	27	—	53
Other	1	—	2	1
	$59	$84	$168	$216

Forecast - Purchased electric capacity expenses are expected to decrease significantly in 2014 compared to 2013 due to the expiration of the existing DAEC PPA in February 2014 and the expiration of the Kewaunee PPA in December 2013. Purchased electric capacity expenses from the existing DAEC PPA are estimated to be $25 million in 2014. The new DAEC PPA completed in March 2013 does not contain minimum payments for electric generation capacity in 2014.

Sales Trends - Retail sales volumes decreased 3% in the third quarter of 2013 and decreased 1% for the nine months ended September 30, 2013 compared to the same periods in 2012. The decrease in retail sales volumes in the third quarter of 2013 was primarily due to the unseasonably warm weather conditions during the third quarter of 2012. The decrease in retail sales volumes during the nine months ended September 30, 2013 was primarily due to the unseasonably warm weather conditions during the third quarter of 2012, an extra day of sales during the first quarter of 2012 due to the leap year and a decrease in industrial sales volumes at IPL in 2013 due to lower co-generation customer requirements. Partially offsetting the three and nine months ended September 30, 2013 decreases were increases in weather-normalized retail sales volumes at WPL related to economic recovery experienced in WPL’s service territory.

Wholesale sales volumes decreased 2% and increased 6% for the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. The three-month decrease was primarily due to the unseasonably warm weather conditions during the third quarter of 2012. The nine-month increase was primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in revenues from sales in the wholesale energy markets operated by MISO and PJM Interconnection, LLC. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s generating facilities and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were offset by changes in fuel-related costs and therefore did not have a significant impact on electric margins.

Forecast - Alliant Energy, IPL and WPL are currently expecting a modest increase in weather-normalized retail electric sales in 2014 compared to 2013.

Refer to “Rate Matters” for discussion of a potential future IPL retail electric base rate case filing. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s revenue requirement adjustment, which became effective in January 2013, and WPL retail rate cases, including a retail electric base rate freeze at WPL through the end of 2014 and WPL’s July 2013 retail fuel-related rate filing. Refer to “Other Future Considerations” for discussion of litigation related to a renewable power developer seeking to distribute energy in IPL’s service territory, which may impact IPL’s future electric sales.

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

Third Quarter 2013 vs. Third Quarter 2012 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$18.8	$21.9	(14%)	1,405	1,542	(9%)
Commercial	11.2	13.4	(16%)	1,736	1,797	(3%)
Industrial	3.0	3.1	(3%)	679	618	10%
Retail subtotal	33.0	38.4	(14%)	3,820	3,957	(3%)
Transportation/other	6.8	8.4	(19%)	15,385	16,295	(6%)
Total revenues/sales	39.8	46.8	(15%)	19,205	20,252	(5%)
Cost of gas sold	14.3	17.7	(19%)
Gas margins (a)	$25.5	$29.1	(12%)

(a)
Includes $3 million of credits on Iowa retail gas customers’ bills for the third quarter of 2013 resulting from IPL’s gas tax benefit rider. IPL’s gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$177.7	$147.8	20%	19,668	14,830	33%
Commercial	97.7	82.2	19%	13,888	11,183	24%
Industrial	12.7	10.9	17%	2,315	2,033	14%
Retail subtotal	288.1	240.9	20%	35,871	28,046	28%
Transportation/other	22.4	23.0	(3%)	44,879	43,303	4%
Total revenues/sales	310.5	263.9	18%	80,750	71,349	13%
Cost of gas sold	181.2	141.1	28%
Gas margins (a)	$129.3	$122.8	5%

(a)
Includes $8 million of credits on Iowa retail gas customers’ bills for the nine months ended September 30, 2013 resulting from IPL’s gas tax benefit rider. IPL’s gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Gas margins increased $7 million, or 5%, primarily due to an estimated $13 million increase in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $7 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013, $3 million of higher energy conservation revenues at IPL and an increase in weather-normalized retail sales volumes at WPL. Estimated increases (decreases) to Alliant Energy’s gas margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $2 million and ($11) million, respectively. Alliant Energy believes the increase in weather-normalized sales volumes at WPL is partially due to relatively low natural gas prices. These items were partially offset by $10 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013 and $8 million of decreased revenues during the nine months ended September 30, 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider at IPL. Changes in energy conservation revenues at IPL were mostly offset by changes in energy conservation expenses at IPL included in other operation and maintenance expenses.

Refer to “Utility Electric Margins” for details of Alliant Energy’s HDD data. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail base rate changes at IPL and WPL effective in January 2013. Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Other revenues for the utilities increased $5 million and $13 million for the three- and nine-month periods, primarily due to $2 million and $7 million of higher coal sales at WPL, and $2 million and $4 million of capacity revenues recognized during the three and nine months ended September 30, 2013, respectively. WPL recognized capacity revenues in 2013 related to a PPA with a third-party for the sale of a portion of Riverside’s capacity assumed by WPL with the acquisition of Riverside in December 2012. The PPA expires in May 2014. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Electric Transmission Service Expense -
Third Quarter 2013 vs. Third Quarter 2012 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $16 million for the three-month period primarily due to $12 million of higher electric transmission service costs from ITC and MISO billed to IPL during the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in transmission service rates. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $58 million for the nine-month period primarily due to $30 million of higher electric transmission service costs from ITC and MISO billed to IPL during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in transmission service rates, $18 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL and $8 million of higher electric transmission service costs from ATC and MISO billed to WPL during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in transmission service rates.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for IPL and WPL.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities for the three- and nine-month periods were as follows (amounts represent variances between the periods in millions):

Third Quarter 2013 vs. Third Quarter 2012 Summary:	Alliant Energy	IPL	WPL
Higher performance-based compensation expenses (a)	$7	$4	$3
Higher distribution system expenses (b)	4	2	2
Higher generation expenses at WPL (c)	2	—	2
Higher expenses related to coal sales at WPL (d)	2	—	2
Contract amortization expenses at WPL (e)	2	—	2
Lower energy conservation cost recovery amortizations at WPL (f)	(5)	—	(5)
Contract cancellation charge at IPL in the third quarter of 2012 (g)	(3)	(3)	—
Other	3	1	2
	$12	$4	$8

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary:	Alliant Energy	IPL	WPL
Higher performance-based compensation expenses (a)	$9	$5	$4
Higher generation expenses at WPL (c)	8	—	8
Higher expenses related to coal sales at WPL (d)	7	—	7
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012 (h)	5	—	5
Higher distribution system expenses (b)	5	3	2
Higher allocated cost of capital charges from Corporate Services (i)	4	2	2
Contract amortization expenses at WPL (e)	4	—	4
Lower energy conservation cost recovery amortizations at WPL (f)	(15)	—	(15)
Contract cancellation charge at IPL in the third quarter of 2012 (g)	(3)	(3)	—
Other	(3)	—	(3)
	$21	$7	$14

(a)
Performance-based compensation expenses are largely based on the achievement of specific operational and financial performance measures compared to targets established within the performance-based compensation plans.

(b)	Primarily due to increased maintenance of the electric and gas distribution systems at IPL and WPL.

(c)	Resulting from the timing of maintenance projects at WPL’s electric generating facilities and additional operation and maintenance expenses related to Riverside, which was acquired in December 2012.

(d)	Changes in expenses related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

(e)
Resulting from the amortization of capacity rights related to a PPA with a third-party for the sale of a portion of Riverside’s capacity WPL assumed with the acquisition of Riverside. The PPA expires in May 2014. These amortization expenses were largely offset by capacity revenues included in utility other revenues.

(f)	The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized lower energy conservation cost recovery amortizations for 2013.

(g)	Due to the cancellation of a services agreement at one of IPL’s electric generating facilities in the third quarter of 2012.

(h)
Refer to Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for details of regulatory-related credits recorded by Alliant Energy and WPL during the nine months ended September 30, 2012 due to the PSCW’s July 2012 order for WPL’s 2013/2014 test period electric and gas base rate case.

(i)	Cost of capital charges allocated by Corporate Services to IPL and WPL in accordance with a new service agreement implemented during 2012.

Forecast - Alliant Energy currently expects its other operation and maintenance expenses to increase in 2014 compared to 2013 primarily due to increases in regulatory amortizations at WPL related to energy conservation costs approved by the PSCW in its July 2012 order. This item is expected to be partially offset by decreases in retirement plan costs in 2014 compared to 2013, resulting from expected increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $9 million and $30 million for the three- and nine-month periods, respectively, primarily due to depreciation expense at WPL related to Riverside, WPL’s SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, new depreciation rates implemented by WPL effective January 2013, and depreciation expense at Resources’ Franklin County wind project, which was placed in service in the fourth quarter of 2012.

Forecast - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including various environmental related projects at IPL and WPL expected to be placed in service in 2013 and 2014.

Interest Expense - Alliant Energy’s interest expense increased $4 million and $12 million for the three- and nine-month periods, respectively, primarily due to $1 million and $4 million of interest expense, respectively, recorded in 2013 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside, and $2 million and $5 million of capitalized interest, respectively, recognized in 2012 for the Franklin County wind project.

Forecast - Alliant Energy currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2013 and 2014 to fund capital expenditures for environmental control projects. Refer to “Liquidity and Capital Resources” for details of Alliant Energy’s financing forecast.

AFUDC - AFUDC increased $3 million and $7 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2013 for IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

Forecast - Alliant Energy currently expects AFUDC to increase in 2014 compared to 2013 primarily due to increased construction work in progress balances related to IPL’s proposed construction of Marshalltown, and environmental projects at Ottumwa Unit 1 and Edgewater Unit 5.

Income Taxes - Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for details of Alliant Energy’s effective income tax rates for continuing operations, including discussion of IPL’s tax benefit riders, production tax credits, the effect of rate-making on property-related differences and state apportionment changes.

Forecast - Refer to “Rate Matters” for a filing IPL expects to make in the fourth quarter of 2013 related to credits on Iowa retail electric customers’ bills associated with the electric tax benefit rider for 2014.

Income (Loss) from Discontinued Operations, Net of Tax - Refer to Note 14 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries increased $3 million for the nine-month period primarily due to IPL and WPL recording charges of $5 million and $1 million in the first quarter of 2013, respectively, related to the redemption of preferred stock. Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock increased $7 million primarily due to higher income tax benefits in the third quarter of 2013 from Iowa rate-making practices and the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, which became effective in January 2013, resulting in higher electric revenues recorded in the third quarter of 2013 compared to the third quarter of 2012. These items were partially offset by lower retail electric sales due to unseasonably warm weather conditions in IPL’s service territory in the third quarter of 2012.

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

Third Quarter 2013 vs. Third Quarter 2012 Summary - Electric margins and MWh sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$178.8	$182.8	(2%)	1,161	1,243	(7%)
Commercial	128.8	121.6	6%	1,122	1,112	1%
Industrial	131.9	132.0	—%	1,752	1,824	(4%)
Retail subtotal	439.5	436.4	1%	4,035	4,179	(3%)
Sales for resale:
Wholesale	9.0	8.7	3%	117	118	(1%)
Bulk power and other	0.4	2.9	(86%)	4	91	(96%)
Other	8.7	8.6	1%	20	21	(5%)
Total revenues/sales	457.6	456.6	—%	4,176	4,409	(5%)
Electric production fuel expense	64.4	80.1	(20%)
Energy purchases expense	46.5	36.6	27%
Purchased electric capacity expense	42.7	42.1	1%
Electric margins (a)	$304.0	$297.8	2%

(a)
Includes $21 million and $23 million of credits on Iowa retail electric customers’ bills for the third quarters of 2013 and 2012, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $6 million, or 2%, primarily due to $11 million of higher revenues related to changes in recovery of transmission costs related to the transmission rider and $7 million of revenues in the third quarter of 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, which became effective in January 2013. These items were partially offset by an estimated $8 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Estimated increases to IPL’s electric margins from the impacts of weather during the third quarters of 2013 and 2012 were $9 million and $17 million, respectively. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Electric margins and MWh sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$440.8	$418.8	5%	3,219	3,186	1%
Commercial	311.9	283.5	10%	3,067	3,042	1%
Industrial	335.9	317.8	6%	5,177	5,342	(3%)
Retail subtotal	1,088.6	1,020.1	7%	11,463	11,570	(1%)
Sales for resale:
Wholesale	23.4	21.8	7%	324	320	1%
Bulk power and other	0.9	6.0	(85%)	94	200	(53%)
Other	24.5	22.8	7%	61	62	(2%)
Total revenues/sales	1,137.4	1,070.7	6%	11,942	12,152	(2%)
Electric production fuel expense	145.8	151.2	(4%)
Energy purchases expense	136.7	121.6	12%
Purchased electric capacity expense	120.3	119.1	1%
Electric margins (a)	$734.6	$678.8	8%

(a)
Includes $59 million and $63 million of credits on Iowa retail electric customers’ bills for the nine months ended September 30, 2013 and 2012, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider is expected to result in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2013 and 2012.

Electric margins increased $56 million, or 8%, primarily due to $45 million of higher revenues related to changes in recovery of transmission costs related to the transmission rider and $18 million of revenues during the nine months ended September 30, 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes. These items were partially offset by $4 million of lower energy conservation revenues and an estimated $3 million decrease in electric margins from changes in sales caused by weather conditions in IPL’s service territory. Changes in energy conservation revenues were mostly offset by changes in energy conservation expenses included in other operation and maintenance expenses. Estimated increases to IPL’s electric margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $12 million and $15 million, respectively. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details on IPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of fuel-related expenses, sales trends and items impacting IPL’s electric margin forecast. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s revenue requirement adjustment, which became effective in January 2013.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and, therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2013 vs. Third Quarter 2012 Summary - Gas margins and Dth sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$11.3	$13.7	(18%)	857	931	(8%)
Commercial	6.7	8.6	(22%)	1,015	1,061	(4%)
Industrial	2.6	2.7	(4%)	596	537	11%
Retail subtotal	20.6	25.0	(18%)	2,468	2,529	(2%)
Transportation/other	4.0	4.6	(13%)	7,215	7,284	(1%)
Total revenues/sales	24.6	29.6	(17%)	9,683	9,813	(1%)
Cost of gas sold	9.3	12.9	(28%)
Gas margins (a)	$15.3	$16.7	(8%)

(a)
Includes $3 million of credits on Iowa retail gas customers’ bills for the third quarter of 2013 resulting from the gas tax benefit rider. The gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Gas margins and Dth sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$102.7	$82.0	25%	11,181	8,247	36%
Commercial	54.9	46.0	19%	7,633	6,153	24%
Industrial	9.4	8.3	13%	1,756	1,611	9%
Retail subtotal	167.0	136.3	23%	20,570	16,011	28%
Transportation/other	13.9	12.9	8%	23,186	22,380	4%
Total revenues/sales	180.9	149.2	21%	43,756	38,391	14%
Cost of gas sold	103.2	80.5	28%
Gas margins (a)	$77.7	$68.7	13%

(a)
Includes $8 million of credits on Iowa retail gas customers’ bills for the nine months ended September 30, 2013 resulting from the gas tax benefit rider. The gas tax benefit rider is expected to result in reductions in gas revenues that are offset by reductions in income tax expense for the year ended December 31, 2013.

Gas margins increased $9 million, or 13%, largely due to $7 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013, an estimated $6 million increase in gas margins from changes in sales caused by weather conditions in IPL’s service territory and $3 million of higher energy conservation revenues. Estimated increases (decreases) to IPL’s gas margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $1 million and ($5) million, respectively. These items were partially offset by $8 million of decreased revenues during the nine months ended September 30, 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider. Changes in energy conservation revenues were mostly offset by changes in energy conservation expenses in other operation and maintenance expenses.

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

Electric Transmission Service Expense -
Third Quarter 2013 vs. Third Quarter 2012 Summary - Electric transmission service expense increased $13 million for the three-month period primarily due to $12 million of higher electric transmission service costs from ITC and MISO billed to IPL during the third quarter of 2013 compared to the same period in 2012 primarily due to an increase in transmission service rates. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in an offsetting increase in electric revenues.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Electric transmission service expense increased $50 million for the nine-month period primarily due to $30 million of higher electric transmission service costs from ITC and MISO billed to IPL during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in transmission service rates and $18 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for IPL.

Other Operation and Maintenance Expenses -
Third Quarter 2013 vs. Third Quarter 2012 Summary - Other operation and maintenance expenses increased $4 million for the three-month period primarily due to $4 million of higher performance-based compensation expenses, $2 million of higher distribution system expenses and increases in other administrative and general expenses. These items were partially offset by a $3 million contract cancellation charge recorded by IPL in the third quarter of 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Other operation and maintenance expenses increased $7 million for the nine-month period primarily due to $5 million of higher performance-based compensation expenses, $3 million of higher distribution system expenses and $2 million of higher allocated cost of capital charges from Corporate Services. These items were partially offset by a $3 million contract cancellation charge recorded by IPL in the third quarter of 2012.

Forecast - IPL currently expects its other operation and maintenance expenses to decrease in 2014 compared to 2013 due to decreases in retirement plan costs in 2014 compared to 2013, resulting from expected increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of IPL’s other operation and maintenance expenses.

Depreciation and Amortization Expenses -
Forecast - IPL currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including various environmental related projects expected to be placed in service in 2013 and 2014.

Interest Expense -
Forecast - IPL currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2013 and 2014 to fund capital expenditures for environmental control projects. Refer to “Liquidity and Capital Resources” for details of IPL’s financing forecast.

AFUDC - AFUDC increased $4 million and $9 million for the three- and nine-month periods, respectively, primarily due to AFUDC recognized in 2013 for IPL’s emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4.

Forecast - IPL currently expects AFUDC to increase in 2014 compared to 2013 primarily due to increased construction work in progress balances related to its proposed construction of Marshalltown and environmental projects at Ottumwa Unit 1.

Income Taxes - Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for details of IPL’s effective income tax rates, including discussion of the tax benefit riders, production tax credits, effect of rate-making on property-related differences and state apportionment changes.

Forecast - Refer to “Rate Matters” for a filing IPL expects to make in the fourth quarter of 2013 related to credits on Iowa retail electric customers’ bills associated with the electric tax benefit rider for 2014.

Preferred Dividend Requirements - Preferred dividend requirements increased $4 million for the nine-month period primarily due to IPL recording charges of $5 million in the first quarter of 2013 related to the redemption of preferred stock. Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for additional discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock increased $5 million primarily due to purchased electric capacity expense related to the Riverside PPA in the third quarter of 2012 and lower energy conservation cost recovery amortizations. These items were partially offset by lower retail electric sales due to unseasonably warm weather conditions in WPL’s service territory in the third quarter of 2012 and higher depreciation expense largely due to the purchase of Riverside in December 2012.

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

Third Quarter 2013 vs. Third Quarter 2012 Summary - Electric margins and MWh sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$123.2	$136.2	(10%)	972	1,047	(7%)
Commercial	70.0	73.0	(4%)	638	650	(2%)
Industrial	90.8	92.9	(2%)	1,195	1,196	—%
Retail subtotal	284.0	302.1	(6%)	2,805	2,893	(3%)
Sales for resale:
Wholesale	46.8	46.6	—%	849	869	(2%)
Bulk power and other	6.2	5.6	11%	229	280	(18%)
Other	3.5	4.4	(20%)	9	16	(44%)
Total revenues/sales	340.5	358.7	(5%)	3,892	4,058	(4%)
Electric production fuel expense	68.8	54.1	27%
Energy purchases expense	25.7	50.8	(49%)
Purchased electric capacity expense	15.9	41.9	(62%)
Electric margins	$230.1	$211.9	9%

Electric margins increased $18 million, or 9%, primarily due to $27 million of purchased electric capacity expenses in the third quarter of 2012 related to the Riverside PPA, which terminated in conjunction with WPL’s acquisition of Riverside in December 2012 and an increase in weather-normalized retail sales volumes. These items were partially offset by an estimated $15 million decrease in electric margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases to WPL’s electric margins from the impacts of weather during the third quarters of 2013 and 2012 were $4 million and $19 million, respectively.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Electric margins and MWh sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$328.1	$342.7	(4%)	2,661	2,701	(1%)
Commercial	182.5	190.3	(4%)	1,741	1,769	(2%)
Industrial	243.0	254.5	(5%)	3,354	3,357	—%
Retail subtotal	753.6	787.5	(4%)	7,756	7,827	(1%)
Sales for resale:
Wholesale	124.7	120.5	3%	2,359	2,202	7%
Bulk power and other	14.0	8.3	69%	575	618	(7%)
Other	13.7	13.3	3%	51	49	4%
Total revenues/sales	906.0	929.6	(3%)	10,741	10,696	—%
Electric production fuel expense	187.5	121.7	54%
Energy purchases expense	72.5	155.9	(53%)
Purchased electric capacity expense	47.3	97.1	(51%)
Electric margins	$598.7	$554.9	8%

Electric margins increased $44 million, or 8%, primarily due to $53 million of purchased electric capacity expenses during the nine months ended September 30, 2012 related to the Riverside PPA and an increase in weather-normalized retail sales volumes. These items were partially offset by an estimated $15 million decrease in electric margins from changes in sales caused by weather conditions in WPL’s service territory. Estimated increases to WPL’s electric margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $7 million and $22 million, respectively.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s HDD and CDD data, purchased electric capacity expenses, recoveries of fuel-related expenses, sales trends and items impacting WPL’s electric margin forecast. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail rate cases, including a retail electric base rate freeze by WPL through the end of 2014 and a retail fuel-related rate filing at WPL filed in July 2013.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and, therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2013 vs. Third Quarter 2012 Summary - Gas margins and Dth sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$7.5	$8.2	(9%)	548	611	(10%)
Commercial	4.5	4.8	(6%)	721	736	(2%)
Industrial	0.4	0.4	—%	83	81	2%
Retail subtotal	12.4	13.4	(7%)	1,352	1,428	(5%)
Transportation/other	2.8	3.8	(26%)	8,170	9,011	(9%)
Total revenues/sales	15.2	17.2	(12%)	9,522	10,439	(9%)
Cost of gas sold	5.0	4.8	4%
Gas margins	$10.2	$12.4	(18%)

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Gas margins and Dth sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2013	2012	Change	2013	2012	Change
Residential	$75.0	$65.8	14%	8,487	6,583	29%
Commercial	42.8	36.2	18%	6,255	5,030	24%
Industrial	3.3	2.6	27%	559	422	32%
Retail subtotal	121.1	104.6	16%	15,301	12,035	27%
Transportation/other	8.5	10.1	(16%)	21,693	20,923	4%
Total revenues/sales	129.6	114.7	13%	36,994	32,958	12%
Cost of gas sold	78.0	60.6	29%
Margins	$51.6	$54.1	(5%)

Gas margins decreased $3 million, or 5%, largely due to $10 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013. This item was partially offset by an estimated $7 million increase in gas margins from changes in sales caused by weather conditions in WPL’s service territory and an increase in weather-normalized retail sales volumes. Estimated increases (decreases) to WPL’s gas margins from the impacts of weather during the nine months ended September 30, 2013 and 2012 were $1 million and ($6) million, respectively. WPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas prices.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to Note 2 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of retail rate cases, including a retail gas base rate decrease effective in January 2013.

Other Revenues - Other revenues increased $5 million and $13 million for the three- and nine-month periods, primarily due to $2 million and $7 million of higher coal sales and $2 million and $4 million of capacity revenues recognized during the three and nine months ended September 30, 2013, respectively. WPL recognized capacity revenues in 2013 related to a PPA with a third-party for the sale of a portion of Riverside’s capacity assumed by WPL with the acquisition of Riverside in December 2012. The PPA expires in May 2014. Changes in other revenues were largely offset by related changes in other operation and maintenance expenses.

Electric Transmission Service Expense -
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Electric transmission service expense increased $8 million for the nine-month period primarily due to $8 million of higher electric transmission service costs from ATC and MISO billed to WPL during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in transmission service rates.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for WPL.

Other Operation and Maintenance Expenses -
Third Quarter 2013 vs. Third Quarter 2012 Summary - Other operation and maintenance expenses increased $8 million for the three-month period primarily due to $3 million of higher performance-based compensation expenses, $2 million of higher generation operation and maintenance expenses, $2 million of higher expenses related to coal sales, $2 million of higher distribution system expenses, $2 million of capacity contract amortization expenses in the third quarter of 2013 and higher other administrative and general expenses. These items were partially offset by $5 million of lower energy conservation cost recovery amortizations.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 Summary - Other operation and maintenance expenses increased $14 million for the nine-month period primarily due to $8 million of higher generation operation and maintenance expenses, $7 million of higher expenses related to coal sales, $5 million of regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in the second quarter of 2012, $4 million of higher performance-based compensation expenses, $4 million of capacity contract amortization expenses in 2013, $2 million of higher distribution system expenses and $2 million of higher allocated cost of capital charges from Corporate Services. These items were partially offset by $15 million of lower energy conservation cost recovery amortizations and lower other administrative and general expenses.

Changes in expenses related to coal sales were largely offset by changes in coal sales revenue. Contract amortization expenses were largely offset by contract revenues included in other revenues. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for additional details of WPL’s other operation and maintenance expenses.

Forecast - WPL currently expects its other operation and maintenance expenses to increase in 2014 compared to 2013 due to increases in regulatory amortizations related to energy conservation costs approved by the PSCW in its July 2012 order. This item is expected to be partially offset by decreases in retirement plan costs in 2014 compared to 2013, resulting from expected increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $7 million and $24 million for the three- and nine-month periods, respectively, primarily due to depreciation expense related to Riverside, WPL’s SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, and new depreciation rates implemented by WPL effective in January 2013.

Forecast - WPL currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including an environmental-related project expected to be placed in service in 2014.

Interest Expense - Interest expense increased $2 million and $4 million for the three- and nine-month periods, primarily due to $1 million and $4 million of interest expense, respectively, recorded in 2013 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside.

Forecast - WPL currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2014 to fund capital expenditures for environmental control projects. Refer to “Liquidity and Capital Resources” for details of WPL’s financing forecast.

Income Taxes - Refer to Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” for details of WPL’s effective income tax rates, including discussion of production tax credits and state apportionment changes.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2012 Form 10-K and has not changed materially from the items reported in the 2012 Form 10-K, except as described below.

Liquidity Position - At September 30, 2013, Alliant Energy had $18 million of cash and cash equivalents, $698 million ($206 million at the parent company, $235 million at IPL and $257 million at WPL) of available capacity under the revolving credit facilities and $40 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at September 30, 2013 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,266.7	48%	$1,663.7	51%	$1,633.3	52%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	3,153.2	46%	1,374.8	43%	1,332.0	43%
Short-term debt	237.3	3%	—	—%	143.4	5%
	$6,859.0	100%	$3,238.5	100%	$3,108.7	100%

In October 2013, IPL issued $250 million of 4.7% senior debentures due 2043. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivables program, reduce commercial paper classified as long-term debt and for general working capital purposes. The issuance did not significantly change the capital structures for Alliant Energy or IPL.

Cash Flows - Selected information from the Condensed Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Cash and cash equivalents, January 1	$21.2	$11.4	$4.5	$2.1	$0.7	$2.7
Cash flows from (used for):
Operating activities	643.1	600.3	259.7	172.4	356.2	339.6
Investing activities	(513.2)	(517.7)	(289.8)	(211.1)	(252.4)	(212.5)
Financing activities	(133.4)	(52.9)	31.9	41.9	(97.9)	(113.6)
Net increase (decrease)	(3.5)	29.7	1.8	3.2	5.9	13.5
Cash and cash equivalents, September 30	$17.7	$41.1	$6.3	$5.3	$6.6	$16.2

Operating Activities -
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 - Alliant Energy’s cash flows from operating activities increased $43 million primarily due to $95 million of higher cash flows from changes in the level of IPL’s accounts receivable sold during the nine months ended September 30, 2013 compared to the same period in 2012, $53 million of purchased electric capacity payments by WPL during the nine months ended September 30, 2012 related to the Riverside PPA, and the timing of electric fuel-related, natural gas and transmission cost recoveries at IPL. These items were partially offset by $72 million of cash flows from operations at RMT during the nine months ended September 30, 2012 due to changes in working capital requirements associated with renewable energy projects, and lower cash flows from changes in prepaid gas and inventory levels of gas stored underground at IPL and WPL.

IPL’s cash flows from operating activities increased $87 million primarily due to $95 million of higher cash flows from changes in the level of accounts receivable sold during the nine months ended September 30, 2013 compared to the same period in 2012, and the timing of electric fuel-related, natural gas and transmission cost recoveries. These items were partially offset by $22 million of lower cash flows caused by income tax payments during the nine months ended September 30, 2013 and income tax refunds during the nine months ended September 30, 2012, and lower cash flows from changes in inventory levels of gas stored underground.

WPL’s cash flows from operating activities increased $17 million primarily due to $53 million of purchased electric capacity payments during the nine months ended September 30, 2012 related to the Riverside PPA. This item was partially offset by lower cash flows from changes in prepaid gas and inventory levels of gas stored underground.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by $10.0 million and ($85.0) million during the nine months ended September 30, 2013 and 2012, respectively. These changes were primarily due to changes in construction expenditures and other working capital requirements. IPL is currently pursuing the extension of the purchase commitment from the third-party to which it sells its receivables, which expires in March 2014. Refer to Note 3(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

RMT’s Working Capital Requirements - Cash flows from operations at RMT decreased significantly during the nine months ended September 30, 2013 compared to the same period in 2012 largely due to amounts collected during the nine months ended September 30, 2012 for customers’ large renewable energy projects completed in late 2011 and early 2012. In January 2013, Alliant Energy sold RMT.

Electric Fuel-related, Natural Gas and Transmission Cost Recoveries - IPL has cost recovery mechanisms applicable for its retail electric and gas customers to provide for subsequent adjustments to its electric and gas rates for changes in electric fuel-related and natural gas costs. IPL also has a cost recovery mechanism applicable for its Iowa retail electric customers to provide for subsequent adjustments to its electric rates for changes in electric transmission service expenses. Changes in the timing of IPL’s electric fuel-related, natural gas and transmission cost recoveries resulted in $35 million of higher cash flows from operations for Alliant Energy and IPL during the nine months ended September 30, 2013 compared to the same period in 2012.

Future Expected Income Tax Payments - Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments in 2014 and 2015 based on their current federal net operating loss and carryforward positions and future amounts of bonus depreciation expected to be claimed on Alliant Energy’s U.S. federal income tax returns for calendar years 2013 and 2014.

Investing Activities -
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 - Alliant Energy’s cash flows used for investing activities decreased $5 million primarily due to a $62 million cash grant Alliant Energy received during the nine months ended September 30, 2013 related to its Franklin County wind project, and expenditures during the nine months ended September 30, 2012 for Corporate Services’ purchase of its corporate headquarters building at the expiration of the lease term for $48 million and for Resources’ Franklin County wind project. These items were substantially offset by $112 million of higher utility construction expenditures. The higher utility construction expenditures were largely due to expenditures for emission controls projects at WPL’s Columbia Units 1 and 2, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4 during the nine months ended September 30, 2013, partially offset by expenditures during the nine months ended September 30, 2012 for the emission controls project at WPL’s Edgewater Unit 5. Refer to Note 3(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for further discussion of the Franklin County wind project cash grant.

IPL’s cash flows used for investing activities increased $79 million due to $80 million of higher construction expenditures. The higher construction expenditures were largely due to expenditures for emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4 during the nine months ended September 30, 2013.

WPL’s cash flows used for investing activities increased $40 million primarily due to $32 million of higher construction expenditures. The higher construction expenditures were largely due to expenditures for emission controls projects at Columbia Units 1 and 2 during the nine months ended September 30, 2013, partially offset by expenditures during the nine months ended September 30, 2012 for the emission controls project at Edgewater Unit 5.

Construction and Acquisition Expenditures - Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2013 through 2017 as follows (in millions):

	Alliant Energy					IPL					WPL
	2013	2014	2015	2016	2017	2013	2014	2015	2016	2017	2013	2014	2015	2016	2017
Utility business (a):
Marshalltown	$10	$185	$280	$190	$20	$10	$185	$280	$190	$20	$—	$—	$—	$—	$—
WPL generation investment (b)	—	—	—	45	245	—	—	—	—	—	—	—	—	45	245
Performance improvements	35	70	25	45	35	30	55	5	20	25	5	15	20	25	10
Environmental compliance	300	185	145	140	65	160	95	30	—	15	140	90	115	140	50
Transmission network upgrades (c)	5	115	50	25	—	—	100	40	15	—	5	15	10	10	—
Other	410	440	460	435	390	220	240	265	240	235	190	200	195	195	155
Total utility business	760	995	960	880	755	$420	$675	$620	$465	$295	$340	$320	$340	$415	$460
Corporate Services (d)	40	55	35	20	20
Other non-utility (d)	30	10	5	5	5
	$830	$1,060	$1,000	$905	$780

(a)
Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of key projects impacting construction and acquisition plans related to the utility business.

(b)
Initial cost estimates are based on WPL potentially constructing a 300 MW natural gas-fired combined-cycle electric generating facility. These initial cost estimates are preliminary and will be updated in the future after the resource option is selected. Refer to “Strategic Overview” for further details on WPL’s potential generation investment, including WPL’s feasibility study of resource options.

(c)
Construction expenditures IPL and WPL will be paying to ITC for transmission network upgrades may be considered taxable to ITC under the current IRS rules. If determined to be taxable, IPL and WPL would be required to pay additional amounts for such construction expenditures. Estimated additional payments IPL and WPL may be required to make if the amounts are determined to be taxable for the Marshalltown and Bent Tree transmission upgrade projects could be approximately $45 million and $10 million, respectively, and are not included in the costs estimates above. A private letter ruling is currently being pursued with the IRS to determine the taxability of the payments made to ITC.

(d)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Financing Activities -
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012 - Alliant Energy’s cash flows used for financing activities increased $81 million primarily due to payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in March 2013 and $75 million of proceeds from the issuance of 3.45% senior notes by Corporate Services in September 2012. These items were partially offset by $200 million of proceeds from IPL’s issuance of cumulative preferred stock in March 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL.

IPL’s cash flows from financing activities decreased $10 million primarily due to payments of $150 million to redeem cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding. These items were partially offset by $200 million of proceeds from the issuance of cumulative preferred stock in March 2013.

WPL’s cash flows used for financing activities decreased $16 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments of $61 million to redeem cumulative preferred stock in March 2013.

FERC and Public Utility Holding Company Act Financing Authorizations - In October 2011, IPL received authorization from FERC through December 31, 2013 for the following (in millions):

	Initial Authorization	Current Remaining Authority
Long-term debt securities issuances	$750	$500
Short-term debt securities outstanding (including borrowings from its parent)	750	750
Preferred stock issuances	200	—

In September 2013, IPL filed an application with FERC to issue for a period from January 1, 2014 through December 31, 2015 up to $750 million of long-term debt securities in aggregate, up to $750 million of short-term debt securities at any time and up to $300 million of preferred stock in aggregate. IPL currently expects to receive a decision from FERC on its application by the end of 2013.

State Regulatory Financing Authorizations - In August 2013, WPL received approval from the PSCW to issue up to $400 million of long-term debt securities through 2014.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements with the SEC for availability through December 2014 as follows:

	Alliant Energy	IPL	WPL
Aggregate amount currently available	Unspecified	$350 million	$550 million
Securities available to be issued	Common stock, debt and other securities	Preferred stock and debt securities	Preferred stock and debt securities

Common Stock Issuances and Capital Contributions - Refer to Note 5(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of Alliant Energy’s common stock issuances during the nine months ended September 30, 2013 under its equity-based compensation plans for employees. Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to IPL, and payments of common stock dividends by IPL and WPL to their parent company during the nine months ended September 30, 2013.

Preferred Stock Issuance and Redemptions - Refer to Note 7 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of IPL’s and WPL’s preferred stock redemptions and IPL’s issuance of preferred stock in March 2013.

Short-term Debt - Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at September 30, 2013 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Status at September 30, 2013	49%	42%	49%

Refer to Note 8(a) of the “Combined Notes to Condensed Consolidated Financial Statements” for additional information on short-term debt.

Long-term Debt - Refer to Note 8(b) of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of $65 million of commercial paper outstanding at September 30, 2013 classified as long-term debt and IPL’s issuance of $250 million of senior debentures in October 2013.

Financing Forecast - Alliant Energy, IPL and WPL currently anticipate the following financing activities to occur in the future. The financing activities of Alliant Energy and IPL are contingent on the completion of the sale of IPL’s Minnesota electric and natural gas distribution assets in 2014 and the receipt of regulatory approvals for Marshalltown:

•
Long-term Debt - Alliant Energy, IPL and WPL currently expect to issue up to $600 million, $300 million and $300 million, respectively, of additional long-term debt in the second half of 2014. In addition, Alliant Energy currently anticipates refinancing $250 million of senior notes at the parent company and a $60 million term loan credit agreement at Franklin County Holdings LLC in the second half of 2014.

•
Common Stock Issuances - Alliant Energy currently expects to issue up to $250 million of common stock through 2016. Alliant Energy currently does not plan to issue any material amount of common stock in 2014.

•
Common Stock Dividends - In November 2013, Alliant Energy announced an increase in its targeted 2014 annual common stock dividend to $2.04 per share, which is equivalent to a quarterly rate of $0.51 per share, beginning with the February 2014 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from its Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

Creditworthiness - In October 2013, Moody’s Investors Service affirmed the current credit ratings and outlooks for Alliant Energy, IPL and WPL.

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

Commodity Price - Refer to “Rate Matters” for discussion of refunds completed by WPL in September 2013 related to the over-collection of fuel-related costs for 2012.

Critical Accounting Policies and Estimates - A summary of Alliant Energy’s, IPL’s and WPL’s critical accounting policies and estimates is included in the 2012 Form 10-K and such policies and estimates have not changed materially from those reported in the 2012 Form 10-K, except as described below.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. Note 12 of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of contingencies assessed at September 30, 2013 including various pending legal proceedings, guarantees and indemnifications that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations. Note 1(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at September 30, 2013 as well as material changes to their regulatory assets and regulatory liabilities during the nine months ended September 30, 2013.

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

Resources’ Franklin County Wind Project - Note 3(b) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of a $62 million cash grant received in March 2013 for the Franklin County wind project, which is one of Resources’ long-lived assets subject to periodic recoverability assessments. As of September 30, 2013, the carrying value of the Franklin County wind project was $143 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Condensed Consolidated Balance Sheet.

WPL’s Bent Tree - Phase I Wind Project - Certain transmission system upgrade costs incurred by WPL in 2011 and 2012 related to its Bent Tree - Phase I wind project have also been subject to periodic recoverability assessments. Reimbursement of these transmission system upgrade costs pursuant to ITC’s Attachment “FF” tariff was dependent on MISO completing a definitive planning phase study and identifying the upgrades as required network upgrades under a Facility Construction Agreement that WPL entered into with ITC and MISO. In March 2013, MISO completed the definitive planning phase study for Bent Tree and determined the transmission system upgrades completed in 2011 and 2012 were required network upgrades. WPL is currently uncertain whether it will receive reimbursement of the transmission system upgrade costs from ITC or its electric customers due to a FERC order issued in July 2013 requiring changes to ITC’s Attachment “FF” tariff. In September 2013, FERC issued an order granting a rehearing for further consideration of its July 2013 order. Alliant Energy and WPL could record an impairment of these costs if WPL does not qualify for reimbursement under ITC’s Attachment “FF” tariff and if WPL is not able to recover these costs from its electric customers. As of September 30, 2013, Alliant Energy and WPL recorded $14 million in “Deferred charges and other” on their Condensed Consolidated Balance Sheets related to the project constructed by ITC. Refer to “Other Future Considerations - Electric Transmission Service Charges” for further discussion of ITC’s Attachment “FF” tariff.

Unbilled Revenues - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their amount of unbilled revenues. At September 30, 2013, unbilled revenues related to Alliant Energy’s utility operations were $136 million ($71 million at IPL and $65 million at WPL). Note 3(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of September 30, 2013 sold to a third-party financial institution related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. Note 5(a) of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 12(c) of the “Combined Notes to Condensed Consolidated Financial Statements” provides recent developments of the class-action lawsuit filed against the Cash Balance Plan in 2008.

Income Taxes - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments for the third quarter of 2013 include projections of future taxable income used to determine their ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned. Alliant Energy’s and IPL’s critical assumptions and judgments also include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Note 4 of the “Combined Notes to Condensed Consolidated Financial Statements” provides additional details of income taxes.

Other Future Considerations - In addition to items discussed earlier in MDA, the “Combined Notes to Consolidated Financial Statements” in Item 1 and “Risk Factors” in Item 1A, the following items could have a material impact on Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations:

Electric Transmission Service Charges - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by FERC if the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable. In 2012, IPL filed comments in a FERC inquiry related to MISO’s Attachment “O” protocols. In May 2013, FERC issued an order that determined the MISO Attachment “O” protocols to be insufficient. FERC ordered MISO and the impacted transmission owners, including ITC and ATC, to make certain changes to their protocols. In September 2013, MISO transmission owners, including ITC and ATC, submitted proposed revisions to their Attachment “O” rate protocols to FERC for approval. Alliant Energy, IPL and WPL are currently unable to determine the timing of final FERC approval and what impacts the changes in protocols will have on their future electric transmission service charges.

2014 Electric Transmission Service Expenses -
2014 Rates Charged by ITC to IPL - In September 2013, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2014 for electric transmission services. The proposed rate was based on ITC’s net revenue requirement for 2014 as well as a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2012 and a true-up adjustment credit related to ITC’s acquisition of IPL’s electric transmission assets. The 2014 Attachment “O” rate filed with MISO is approximately 13% higher than the rate ITC charged its customers in 2013.

MISO Transmission Charges Billed to IPL and WPL - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects including MVPs. MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. MISO tariffs billed to IPL and WPL also include costs related to other shared transmission projects, including projects designed to reduce market congestion, to provide interconnection to the transmission grid for new generation, and to ensure compliance with applicable reliability standards. The costs of these projects are primarily allocated to MISO participants in a way that is commensurate with the benefit to the participants’ pricing zone. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region.

The increase in ITC’s Attachment “O” rate and MISO transmission charges for shared transmission projects are expected to contribute to material increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2014 will be higher than the comparable expenses charged in 2013 by approximately $60 million, $50 million and $10 million, respectively. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the transmission cost recovery rider. A significant portion of the increase in WPL’s electric transmission service expenses was utilized to set electric revenues approved by the PSCW in WPL’s latest retail electric base rate case.

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

In July 2013, FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff to conform to the MISO Attachment “FF” tariff. In August 2013, MISO submitted a filing that proposes tariff revisions, which are expected to be effective as of the date of the July 2013 order. Also in August 2013, ITC filed a request for rehearing and/or clarification, and IPL filed a request for clarification. In September 2013, FERC issued an order granting a rehearing for further consideration. It is uncertain how or when future FERC action, if any, could impact MISO’s proposed tariff revisions. The tariff revisions ordered by FERC are expected to impact the future amount of electric transmission service costs billed by ITC to IPL. Alliant Energy and IPL currently expect to pass on the Iowa retail portion of any changes in electric transmission service costs billed by ITC to IPL from the revision in ITC’s Attachment “FF” tariff to its electric retail customers in Iowa through the transmission cost recovery rider. Refer to “Strategic Overview” for further discussion of the July 2013 FERC order, which requires IPL and WPL to incur transmission network upgrade capital expenditures for Marshalltown and Bent Tree, respectively, that would have previously been reimbursed by ITC under the previous Attachment “FF” tariff.

Sales Trends - In January 2012, Eagle Point filed a Petition for Declaratory Order requesting the IUB declare Eagle Point is not a public utility subject to the service territory laws in Iowa. Specifically, Eagle Point sought to sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. IPL, MidAmerican, the Iowa Association of Electric Cooperatives, a coalition of solar power advocates, and the OCA actively participated in the related IUB proceeding. In April 2012, the IUB issued an order finding that Eagle Point’s proposed arrangement would make it a public utility operating in IPL’s exclusive service territory in violation of Iowa’s service territory laws. In May 2012, Eagle Point requested review of the IUB’s April 2012 order from the Polk County, Iowa District Court. In March 2013, the District Court issued a ruling that vacated the IUB’s decision, and found Eagle Point did not constitute a public utility and could enter into its proposed direct sales arrangement with the City of Dubuque. In April 2013, IPL and MidAmerican filed a joint Notice of Appeal with the Iowa Supreme Court. The IUB and the Iowa Association of Electric Cooperatives also filed Notices of Appeal with the Iowa Supreme Court, and Eagle Point submitted a Notice of Cross-Appeal. The District Court decision is currently stayed. Alliant Energy and IPL are unable to determine how this District Court ruling may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

Potential Tax Accounting Method Changes - Alliant Energy, IPL and WPL are currently assessing potential tax accounting method changes as a result of certain final and proposed regulations and procedures issued by the IRS in September 2013. In May 2013, the IRS issued a revenue procedure identifying the units of property that can be utilized for determining repairs on electric generation assets. In September 2013, the IRS issued both final and proposed tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. In addition, Alliant Energy, IPL and WPL currently anticipate the IRS will publish additional guidance, including procedures to comply with the tangible property regulations, as well as issue clarifying regulations related to the tax treatment of repair expenditures for gas distribution property. The outcomes of the assessment and additional guidance could result in Alliant Energy, IPL and WPL filing additional tax accounting method changes with the IRS. If approved by the IRS, these tax accounting method changes could materially impact Alliant Energy’s and IPL’s future income tax benefits and expenses due to Iowa rate-making principles, which do not recognize deferred income tax benefits and expenses for certain property-related differences at IPL.

State Apportionment Changes - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. Alliant Energy and WPL are currently evaluating potential changes to the organizational structure related to WPL’s investment in ATC, including changing which Alliant Energy subsidiary funds future investments in ATC. If the organizational structure related to WPL’s investment in ATC changes, the resulting change in state apportionment projections could materially impact Alliant Energy’s and WPL’s deferred tax assets and liabilities, and future state income tax benefits and expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of September 30, 2013.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2012 Form 10-K and such risk factors have not changed materially from the items reported in the 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2013 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
July 1 to July 31	2,871	$52.34	—	N/A
August 1 to August 31	2,095	51.53	—	N/A
September 1 to September 30	60	49.28	—	N/A
	5,026	51.97	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

Refer to Note 6 of the “Combined Notes to Condensed Consolidated Financial Statements” for discussion of restrictions on IPL’s and WPL’s distributions to their parent company.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2013.

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
For the quarter ended September 30, 2013

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description

4.1
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 3, 2013 (File No. 1-4117))

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

* Filed as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.