Form 10-K
period 2013-12-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2014-02-25
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Securities registered pursuant to Section 12(b) of the Act:

	Title of Class	Name of Each Exchange on Which Registered
Alliant Energy Corporation	Common Stock, $0.01 Par Value	New York Stock Exchange
Alliant Energy Corporation	Common Share Purchase Rights	New York Stock Exchange
Interstate Power and Light Company	5.100% Series D Cumulative Perpetual Preferred Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
Yes ☒  No  ☐

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2013:

Alliant Energy Corporation	$5.6 billion
Interstate Power and Light Company	$—
Wisconsin Power and Light Company	$—
Number of shares outstanding of each class of common stock as of January 31, 2014:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,943,669 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Alliant Energy Corporation’s 2014 Annual Meeting of Shareowners are, or will be upon filing with the Securities and Exchange Commission, incorporated by reference into Part III hereof.

DEFINITIONS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2014 Alliant Energy Proxy Statement	Alliant Energy’s Proxy Statement for the 2014 Annual Meeting of Shareowners
Act 32	2011 Wisconsin Act 32
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
ANR	ANR Pipeline
AOCL	Accumulated other comprehensive loss
ARO	Asset retirement obligation
ARR	Auction revenue right
ARRA	American Recovery and Reinvestment Act of 2009
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
ATR Act	American Taxpayer Relief Act of 2012
Audit Committee	Audit Committee of the Board of Directors
BART	Best available retrofit technology
BL	Base load units
CA	Certificate of authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
Cash Balance Plan	Alliant Energy Cash Balance Pension Plan
CAVR	Clean Air Visibility Rule
CCR	Coal combustion residuals
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
CO2e	Carbon dioxide-equivalent
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
Court	U.S. District Court for the Western District of Wisconsin
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
DATC	Duke-American Transmission Co.
D.C. Circuit Court	U.S. Court of Appeals for the D.C. Circuit
DCP	Alliant Energy Deferred Compensation Plan
DLIP	Alliant Energy Director Long Term Incentive Plan
DNR	Department of Natural Resources
Dth	Dekatherm
Eagle Point	Eagle Point Solar
Edgewater	Edgewater Generating Station
EECR	Energy efficiency cost recovery
EEP	Energy efficiency plan
EGU	Electric generating unit
Emery	Emery Generating Station
EPA	U.S. Environmental Protection Agency
EPB	Emissions plan and budget
EPS	Earnings per weighted average common share

Abbreviation or Acronym	Definition
ERISA	Employee Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
EVP	Executive Vice President
FCS	Firm Citygate Supplies
FERC	Federal Energy Regulatory Commission
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
FWS	U.S. Fish and Wildlife Service
GAAP	U.S. generally accepted accounting principles
GCU Certificate	Certificate of public convenience, use and necessity
GHG	Greenhouse gases
HAP	Hazardous air pollution
HDD	Heating degree days
IBEW	International Brotherhood of Electrical Workers
IEA	Industrial Energy Applications, Inc.
IN	Intermediate units
IPL	Interstate Power and Light Company
IPO	Initial public offering
IRS	Internal Revenue Service
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
KEESA	Key Executive Employment and Severance Agreement
Kewaunee	Kewaunee Nuclear Power Plant
KWh	Kilowatt-hour
LRZ	Local resource zone
MACT	Maximum achievable control technology
Marshalltown	Marshalltown Generating Station
MATS	Mercury and Air Toxic Standard
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MidAmerican	MidAmerican Energy Company
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MRO	Midwest Reliability Organization
MVP	Multi-value project
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
NBPL	Northern Border Pipeline
Neenah	Neenah Energy Facility
Nelson Dewey	Nelson Dewey Generating Station
NER	NextEra Energy Resources, LLC
NERC	North American Electric Reliability Corporation
NGPL	Natural Gas Pipeline Co. of America
NNG	Northern Natural Gas Company
NO2	Nitrogen dioxide
NOV	Notice of violation
NOx	Nitrogen oxide
NRB	Natural Resources Board
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange

Abbreviation or Acronym	Definition
OCA	Iowa Office of Consumer Advocate
OIP	Alliant Energy 2010 Omnibus Incentive Plan
PJM	PJM Interconnection, LLC
PK	Peaking units
PM	Particulate matter
PM2.5	Fine particulate matter
PPA	Purchased power agreement
PRM	Planning reserve margin
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of significant deterioration
PUHCA	Public Utility Holding Company Act of 2005
REC	Renewable energy credit
Receivables Agreement	Receivables Purchase and Sale Agreement
RES	Renewable energy standards
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
RPS	Renewable portfolio standard
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
Sheboygan Falls	Sheboygan Falls Energy Facility
Sheboygan Power	Sheboygan Power, LLC
SIP	State implementation plan
SO2	Sulfur dioxide
SRP	Supplemental Retirement Plan
SSR	System support resource
TBD	To be determined
TransData	TransData, Inc.
U.S.	United States of America
VEBA	Voluntary Employees’ Beneficiary Association
Vestas	Vestas-American Wind Technology, Inc.
VIE	Variable interest entity
VP	Vice President
WACC	Weighted-average cost of capital
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC
XBRL	Extensible Business Reporting Language

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

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of operating costs, fuel costs, transmission costs, deferred expenditures, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin through 2014;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of energy efficiency, franchise retention and customer-owned generation on sales volumes and margins;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of its natural gas-fired EGU in Iowa, WPL’s potential generation investment, Resources’ selling price of the electricity output from its Franklin County wind project, the potential decommissioning of certain EGUs of IPL and WPL, and the proposed sales of IPL’s electric and gas distribution assets in Minnesota;

•
issues related to the availability of EGUs and the supply and delivery of fuel and purchased electricity and the price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

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

•	the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, or third parties, such as the Sierra Club;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

•
the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
impacts of future tax benefits from deductions for repairs expenditures and allocation of mixed service costs and temporary differences from historical tax benefits from such deductions that are included in rates when the differences reverse in future periods;

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

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable EGUs and risks related to recovery of resulting incremental costs through rates;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•
the ability to successfully complete tax audits, changes in tax accounting methods, including changes required by new tangible property regulations, and appeals with no material impact on earnings and cash flows; and

•	factors listed in MDA and in Item 1A Risk Factors.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this Annual Report on Form 10-K.

WEBSITE ACCESS TO REPORTS
Alliant Energy makes its periodic and current reports, and amendments to those reports, available, free of charge, on its website at www.alliantenergy.com/investors on the same day as such material is electronically filed with, or furnished to, the SEC. Alliant Energy is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, except as required by law.

PART I

This Annual Report on Form 10-K includes information relating to Alliant Energy, IPL and WPL (as well as Resources and Corporate Services). Where appropriate, information relating to a specific entity has been segregated and labeled as such. Unless otherwise noted, the information herein excludes discontinued operations for all periods presented.

ITEM 1. BUSINESS

A. GENERAL
Alliant Energy was incorporated in Wisconsin in 1981 and maintains its principal executive offices in Madison, Wisconsin. Alliant Energy operates as a regulated investor-owned public utility holding company. Alliant Energy’s primary focus is to provide regulated electricity and natural gas service to approximately 1 million electric and approximately 418,000 natural gas customers in the Midwest through its two public utility subsidiaries, IPL and WPL. The primary first tier wholly-owned subsidiaries of Alliant Energy are: IPL, WPL, Resources and Corporate Services. A brief description of the primary first tier subsidiaries of Alliant Energy is as follows:

1) IPL - was incorporated in 1925 in Iowa as Iowa Railway and Light Corporation. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. In Iowa, IPL provides utility services to incorporated communities as directed by the IUB and utilizes non-exclusive franchises, which cover the use of public right-of-ways for utility facilities in incorporated communities for a maximum term of 25 years. At December 31, 2013, IPL supplied electric and natural gas service to 528,355 and 234,563 retail customers, respectively. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. In 2013, 2012 and 2011, IPL had no single customer for which electric, gas, steam and/or other sales accounted for 10% or more of IPL’s consolidated revenues. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s proposed sales of its Minnesota electric and natural gas distribution assets.

2) WPL - was incorporated in 1917 in Wisconsin as Eastern Wisconsin Electric Company. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. WPL operates in municipalities pursuant to permits of indefinite duration and state statutes authorizing utility operation in areas annexed by a municipality. At December 31, 2013, WPL supplied electric and natural gas service to 460,396 and 182,647 retail customers, respectively. In 2013, 2012 and 2011, WPL had no single customer for which electric, gas and/or other sales accounted for 10% or more of WPL’s consolidated revenues. At December 31, 2013, WPL Transco was a wholly-owned subsidiary of WPL and held WPL’s investment in ATC.

3) RESOURCES - was incorporated in 1988 in Wisconsin. In 2008, Resources was converted to a limited liability company. Alliant Energy’s non-regulated investments are organized under Resources. Refer to “Information Relating to Non-regulated Operations” for additional details.

4) CORPORATE SERVICES - was incorporated in 1997 in Iowa. Corporate Services provides administrative services to Alliant Energy, IPL, WPL and Resources.

Refer to Note 17 of the “Combined Notes to Consolidated Financial Statements” for further discussion of business segments, which information is incorporated herein by reference.

B. INFORMATION RELATING TO ALLIANT ENERGY ON A CONSOLIDATED BASIS

1) EMPLOYEES - At December 31, 2013, Alliant Energy’s consolidated subsidiaries had the following full- and part-time employees:

	Number of	Number of	Total	Percentage of Employees
	Bargaining Unit	Other	Number of	Covered by Collective
	Employees	Employees	Employees	Bargaining Agreements
IPL	1,119	557	1,676	67%
WPL	1,026	251	1,277	80%
Corporate Services	25	853	878	3%
Resources	85	29	114	75%
	2,255	1,690	3,945	57%

At December 31, 2013, Alliant Energy employees covered by collective bargaining agreements were as follows:

	Number of	Contract
	Employees	Expiration Date
IPL:
IBEW Local 204 (Cedar Rapids)	757	8/31/17
IBEW - Various	362	Various
	1,119
WPL - IBEW Local 965	1,026	5/31/14
Resources - Various	85	Various
Corporate Services - IBEW Local 204	25	10/31/14
	2,255

2) CAPITAL EXPENDITURE AND INVESTMENT PLANS - Refer to “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” in MDA for discussion of anticipated construction and acquisition expenditures for 2014 through 2017.

3) REGULATION - Alliant Energy, IPL and WPL are subject to regulation by various federal, state and local agencies. The following includes the primary regulations impacting Alliant Energy’s, IPL’s and WPL’s businesses.

FERC -
Public Utility Holding Company Act of 2005 - Alliant Energy is registered with FERC as a public utility holding company, pursuant to PUHCA, and is required to maintain certain records and to report certain transactions involving its public utilities, service company and other entities regulated by FERC. Corporate Services, IPL and WPL are subject to regulation by FERC under PUHCA for various matters including, but not limited to, affiliate transactions, public utility mergers, acquisitions and dispositions, and books, records and accounting requirements.

Energy Policy Act - The Energy Policy Act requires creation of an ERO to provide oversight by FERC. FERC designated NERC as the overarching ERO. MRO, which is a regional member of NERC, has direct responsibility for mandatory electric reliability standards for IPL and WPL.

Federal Power Act - FERC also has jurisdiction, under the Federal Power Act, over certain electric utility facilities and operations, electric wholesale and transmission rates, dividend payments, issuance of securities (only IPL, and Corporate Services through March 31, 2014) and accounting practices of Corporate Services, IPL and WPL.

Electric Wholesale Rates - IPL and WPL have received wholesale electric market-based rate authority from FERC. Market-based rate authorization allows for wholesale sales of electricity within the MISO and PJM markets and in bilateral markets, based on the market value of the transactions. IPL and WPL also have FERC-approved cost-of-service based rates related to the provision of firm full- and partial-requirement wholesale electric sales. Both IPL’s and WPL’s wholesale cost-of-service tariffs are formula-based tariffs that allow for true-ups to actual costs, including fuel costs.

Electric Transmission Rates - FERC regulates the rates charged for electric transmission facilities used in interstate commerce. Neither IPL nor WPL own or operate electric transmission facilities; however, both IPL and WPL pay for the use of the interstate electric transmission system based upon FERC-regulated rates. IPL and WPL rely primarily on the use of the ITC and ATC transmission systems, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates, there is uncertainty regarding IPL’s and WPL’s future electric transmission service expenses. Refer to “Other Future Considerations” in MDA for further discussion of electric transmission service charges.

Natural Gas Act - FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act. Under the Natural Gas Act, FERC has authority over certain natural gas facilities and operations of IPL and WPL.

IUB - IPL is subject to regulation by the IUB related to its operations in Iowa for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements and approval of the location and construction of EGUs.

Retail Utility Base Rates - IPL files periodic requests with the IUB for retail rate changes. These filings are based on historical test periods. The historical test periods may be adjusted for certain known and measurable changes to capital investments, cost of capital and operating and maintenance expenses consistent with IUB rules and regulations. Interim retail rates can be placed in effect 10 days after the rate application filing, subject to refund, and must be based on past precedent. The IUB must decide on requests for retail rate changes within 10 months of the date of the application for which changes are filed, or the interim rates granted become permanent.

Retail Commodity Cost Recovery Mechanisms - IPL’s retail electric and natural gas tariffs contain automatic adjustment clauses for changes in prudently incurred commodity costs required to serve its retail customers in Iowa. Any over- or under-collection of commodity costs for each given month are automatically reflected in future billings to retail customers.

Retail Electric Transmission Cost Recovery Mechanism - Electric transmission service expenses are billed to IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. Changes in the under-/over-collection of these costs are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

Energy Efficiency Cost Recovery Mechanism - In accordance with Iowa law, IPL is required to file an EEP every five years with the IUB. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost-effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods.

Electric Generating Units - IPL must obtain a GCU Certificate from the IUB in order to construct a new or significantly alter an existing EGU located in Iowa with 25 MW or more of capacity.

Advance Rate-making Principles - Iowa law provides Iowa utilities with rate-making principles prior to making certain generation investments in Iowa. As a result, IPL must file for, and the IUB must render a decision on, rate-making principles for EGUs located in Iowa, including new base-load (nuclear or coal-fired generation) EGUs with a nameplate generating capacity of 300 MW or more, combined-cycle natural gas-fired EGUs of any size and renewable generating resources, such as wind facilities, of any size. Upon approval of rate-making principles by the IUB, IPL must either build the EGU under the approved rate-making principles, or not at all.

Electric Generating Unit Emission Controls Projects - IPL is required to submit an EPB biennially to the IUB setting out a multi-year plan and budget for managing regulated emissions from its EGUs in a cost-effective manner. IPL must simultaneously submit this plan and budget to the Iowa DNR for a determination of whether the plan and budget meet state environmental requirements for regulated emissions. The reasonable costs associated with implementing the plan are expected to be included in IPL’s future retail electric rates.

PSCW - Alliant Energy is subject to regulation by the PSCW for the type and amount of Alliant Energy’s investments in non-utility businesses and other affiliated interest activities, among other matters. WPL is also subject to regulation by the PSCW related to its operations in Wisconsin for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, issuance and use of proceeds of securities, affiliate transactions, approval of the location and construction of EGUs and certain other additions and extensions to facilities.

Retail Utility Base Rates - WPL files periodic requests with the PSCW for retail rate changes. These filings are required to be based on forward-looking test periods. There is no statutory time limit for the PSCW to decide retail base rate requests. However, the PSCW attempts to process retail base rate cases in approximately 10 months and has the ability to approve interim retail rate relief, subject to refund, if necessary.

Retail Commodity Cost Recovery Mechanisms -
Electric - WPL’s retail electric base rates include estimates of annual fuel-related costs anticipated during the test period. During each retail electric rate proceeding, or in a separate fuel cost plan approval proceeding, the PSCW sets fuel monitoring ranges based on the forecasted fuel-related costs used to determine rates in such proceeding. If WPL’s actual fuel-related costs fall outside these fuel monitoring ranges, WPL is authorized to defer the incremental over- or under-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferrals of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the applicable authorized return on common equity. Subject to review and approval by the PSCW, any deferred over- or under-collection of fuel-related costs for each year are reflected in future billings to retail customers.

Natural Gas - WPL’s retail natural gas tariffs contain an automatic adjustment clause for changes in prudently incurred natural gas costs required to serve its retail gas customers. Any over- or under-collection of natural gas costs for each given month are automatically reflected in future billings to retail customers.

Energy Efficiency Cost Recovery Mechanism - WPL contributes a certain percentage of its annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program. Estimated contributions to Focus on Energy, along with WPL-run energy efficiency program costs, are recovered from WPL’s retail customers through changes in base rates determined during periodic rate proceedings and include a reconciliation of such estimated amounts to actual costs incurred with any difference deferred for inclusion in future base rate changes.

New Electric Generating Units - A CA application is required to be filed with the PSCW for construction approval of any new EGU with a capacity of less than 100 MW. WPL must obtain a Certificate of Public Convenience and Necessity from the PSCW in order to construct a new EGU in Wisconsin with a capacity of 100 MW or more. In addition, WPL’s ownership and operation of EGUs (including those located outside the state of Wisconsin) to serve Wisconsin customers is subject to retail utility rate regulation by the PSCW.

Electric Generating Unit Upgrades - A CA application is required to be filed with the PSCW for construction approval of any additions to EGUs, including emission controls projects that exceed a certain threshold amount. The current PSCW rules require a CA for projects with an estimated project cost of $10 million or more.

Advance Rate-making Principles - Wisconsin law provides Wisconsin utilities with the opportunity to request rate-making principles prior to the purchase or construction of any nuclear or fossil-fueled EGU or renewable generating resource, such as a wind facility, utilized to serve Wisconsin customers. WPL is not obligated to file for or accept authorized rate-making principles under Wisconsin law. WPL can proceed with an approved project under traditional rate-making terms or accept authorized rate-making principles under Wisconsin law.

MPUC - IPL is subject to regulation by the MPUC related to its operations in Minnesota for various matters including, but not limited to, retail utility rates and standards of service, accounting requirements, affiliate transactions, and approval of the location and construction of EGUs located in Minnesota with a capacity in excess of 50 MW.

Retail Utility Rates - Requests for retail rate change can be based on either historical or projected data and interim retail rates are permitted. IPL has historically requested retail rate relief based on historical test periods. The historical test periods may be adjusted for certain known and measurable capital additions placed in service by IPL and operating and maintenance expenses incurred by IPL within 12 months after the end of the test year. Unless otherwise ordered, the MPUC must reach a final decision within 10 months of filing for retail rate relief; however, the MPUC can extend the timing by 90 days.

Renewable Energy Cost Recovery Mechanism - In 2011, IPL received an order from the MPUC approving the implementation of an automatic cost recovery rider on a temporary basis to recover costs associated with renewable generation. The renewable energy rider does not require a base rate case for annual revision of rates charged to IPL’s Minnesota retail electric customers, but requires that the renewable energy costs incurred be fully reconciled against the revenues collected for such costs. IPL utilizes this mechanism to recover costs associated with its Whispering Willow - East wind project located in Iowa.

Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s proposed sales of its Minnesota electric and natural gas distribution assets.

Environmental - Alliant Energy, IPL and WPL are subject to extensive environmental laws and regulations as a result of their current and past operations. The environmental laws and regulations relate to the protection of the environment and health and safety matters, including those governing air emissions; water discharges; the management, storage and disposal of hazardous materials; and the clean-up of contaminated sites, including former MGP sites.

The EPA administers certain federal regulatory programs and has delegated the administration of other environmental regulatory programs to the applicable state environmental agencies. In general, the state agencies have jurisdiction over air and water quality, hazardous substances management, transportation and clean-up, and solid waste management requirements. In certain cases, the state environmental agencies have delegated the administration of environmental programs to local agencies.

Alliant Energy, IPL and WPL regularly obtain federal, state and local permits to assure compliance with environmental laws and regulations. Costs associated with such compliance have increased in recent years and are expected to continue to increase in the future. Alliant Energy, IPL and WPL anticipate that prudently incurred compliance and remediation costs for IPL and WPL will be recoverable, in whole or part, through future rate case proceedings. Refer to “Environmental Matters” in MDA and Note 16(e) of the “Combined Notes to Consolidated Financial Statements” for further discussion of electric and gas environmental matters, including current or proposed environmental regulations. Refer to “Strategic Overview - Environmental Compliance Plans” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future environmental compliance plans to adhere to applicable environmental requirements.

Refer to Notes 1(b), 1(g), 2 and 16(e) of the “Combined Notes to Consolidated Financial Statements,” and “Rate Matters” and “Environmental Matters” in MDA for additional information regarding regulation and utility rate matters.

4) STRATEGIC OVERVIEW - Refer to “Strategic Overview” in MDA for discussion of various strategic actions by Alliant Energy, IPL and WPL.

C. INFORMATION RELATING TO UTILITY OPERATIONS
Alliant Energy’s utility business (IPL and WPL) has three segments: a) electric operations; b) gas operations; and c) other, which includes IPL’s steam operations and the unallocated portions of the utility business. In 2013, IPL’s and WPL’s operating revenues and operating income (loss) for these three utility business segments were as follows:

	IPL		WPL
	Operating	Operating	Operating	Operating
	Revenues	Income	Revenues	Income (Loss)
Electric	82%	82%	85%	92%
Gas	15%	14%	14%	9%
Other	3%	4%	1%	(1%)
	100%	100%	100%	100%

1) ELECTRIC UTILITY OPERATIONS
General - Electric utility operations represent the largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s electric utility operations are located in the Midwest with IPL providing electric service in Iowa and southern Minnesota and WPL providing electric service in southern and central Wisconsin. In September 2013, IPL signed a definitive agreement to sell its Minnesota electric distribution assets. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of this proposed sale. Refer to the “Electric Operating Information” tables for additional details regarding electric utility operations.

Jurisdictions - Electric utility revenues by state were as follows (dollars in millions):

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$1,416.3	52%	$1,295.5	50%	$1,327.2	50%
Minnesota	75.5	3%	75.6	3%	81.1	3%
Subtotal	1,491.8	55%	1,371.1	53%	1,408.3	53%
WPL:
Wisconsin	1,197.2	45%	1,218.2	47%	1,227.5	47%
	$2,689.0	100%	$2,589.3	100%	$2,635.8	100%

The percentage of electric utility revenues regulated by the IUB, PSCW, MPUC and FERC were as follows:

	IPL			WPL
	2013	2012	2011	2013	2012	2011
IUB	93%	92%	90%	—%	—%	—%
PSCW	—%	—%	—%	85%	86%	85%
MPUC	5%	5%	6%	—%	—%	—%
FERC	2%	3%	4%	15%	14%	15%
	100%	100%	100%	100%	100%	100%

Customers - The number of electric customers and communities served at December 31, 2013 was as follows:

	Retail Customers	Wholesale Customers	Other Customers	Total Customers	Communities Served
IPL	528,355	8	1,366	529,729	752
WPL	460,396	21	2,262	462,679	607
	988,751	29	3,628	992,408	1,359

IPL and WPL provide electric utility service to a diversified base of retail customers in several industries, with the largest concentrations in the food manufacturing, chemical (including ethanol) and paper industries. IPL’s retail customers in the above table are billed under base rates established by the IUB or MPUC that include recovery of and a return on investments in electric infrastructure and recovery of purchased electric capacity costs and other costs required to serve customers. Electric transmission service expenses are billed to IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. IPL’s fuel-related costs are recovered pursuant to fuel adjustment clauses. WPL’s retail customers in the above table are billed under base rates established by the PSCW that include recovery of and a return on investments in electric infrastructure and recovery of fuel-related costs, purchased electric capacity costs, electric transmission service costs and other costs required to serve customers. WPL defers fuel-related costs that exceed or fall below established fuel monitoring ranges through an electric fuel cost recovery mechanism. WPL’s recovery of deferred fuel-related costs is restricted if it earns in excess of its authorized return on common equity. Refer to “Rate Matters” in MDA for details of IPL’s plans to file an Iowa retail electric base rate case and WPL’s plans to file a retail electric and gas base rate case in late March 2014. Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of utility rate cases.

Wholesale customers in the above table, which primarily consist of municipalities and rural electric cooperatives, are billed under wholesale service agreements. These agreements include standardized pricing mechanisms that are detailed in tariffs approved by FERC through wholesale rate case proceedings. The tariffs include an annual true-up process for actual costs incurred. A majority of IPL’s and WPL’s wholesale service agreements have terms that end after 2016. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s Minnesota electric distribution asset sales agreement, which includes a wholesale power supply agreement that is subject to FERC approval.

In addition, WPL has bulk power customers, included in “Other customers” in the above table, that are billed according to negotiated, long-term customer-specific contracts, pursuant to FERC-approved tariffs.

Seasonality - Electric sales are seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning requirements. Electric sales are also impacted to a certain extent in the winter months due to heating requirements. In 2013, the maximum peak hour demands were as follows:

	Alliant Energy	IPL	WPL
MW	5,820	3,107	2,752
Date	July 17	July 17	July 18

Competition - Retail electric customers in Iowa, Wisconsin and Minnesota currently do not have the ability to choose their electric supplier, and IPL and WPL have obligations to serve all their retail electric customers. Although electric service in Iowa, Wisconsin and Minnesota is regulated, IPL and WPL still face competition from self-generation by large industrial customers, owners of distributed generation, alternative energy sources, and petitions to municipalize (Iowa) as well as service territory expansions by municipal utilities through annexations (Wisconsin). However, IPL and WPL attempt to attract new customers into their service territories in an effort to keep energy rates low for all its customers. Refer to “Other Future Considerations” in MDA for discussion of litigation related to a renewable power developer seeking to distribute energy in IPL’s service territory, which may impact IPL’s future electric sales.

In 2010, the PSCW approved an economic development program, which is intended to attract and retain industrial customers in WPL’s service territory. The program permits WPL to enter into a contract with eligible industrial customers for a discounted energy rate based upon specifically-defined conditions through December 2014. To be eligible for the program, each customer needs to demonstrate that it is also eligible for direct governmental assistance through a local, state or federal economic development program, in addition to other criteria. The discount amounts are limited to ensure recovery of marginal costs and will be decreased over time until a customer is paying the full tariff rate. Currently, there are three WPL customers utilizing the economic development program.

Renewable Energy Standards - As discussed in greater detail below, the states in which IPL and WPL operate have RES, which establish the amount of energy electric utilities or service providers must supply from renewable resources.

IPL - IPL has requirements to comply with RES in both Iowa and Minnesota and primarily relies upon RECs generated from the wind projects it owns and renewable energy acquired under PPAs to meet such requirements. IPL allocates its portfolio of RECs between its Iowa and Minnesota jurisdictions based on a load-ratio share. IPL has excess RECs in Iowa and a shortfall of RECs in Minnesota. However, the excess RECs in Iowa are much larger than the Minnesota shortfall partially due to the relatively small amount of IPL’s load served in Minnesota compared to Iowa. IPL’s surplus of RECs in Iowa are permitted to be used to meet the deficit of RECs in Minnesota. IPL expects to meet both its Iowa and Minnesota renewable energy requirements on a system-wide basis without the need to purchase additional RECs.

Iowa - IPL is required to purchase or own 49.8 MW of nameplate capacity from alternate energy or small hydro facilities located in its service area. IPL currently exceeds this Iowa requirement.

Minnesota - IPL’s total Minnesota retail electric sales supplied with renewable energy sources must be at least 12% currently and 17% by 2016, 20% by 2020, and 25% by 2025. Utilities in Minnesota may meet the requirements of the RES with renewable energy generated by the utility, renewable energy acquired under PPAs, or the use of accumulated or acquired RECs. IPL has met the 12% requirement and currently expects to satisfy future Minnesota RES requirements with its current wind generation and wind PPAs, supplemented as needed by acquiring additional RECs from its anticipated Iowa excess supply.

In addition to the above Minnesota requirement, IPL’s total Minnesota retail electric sales supplied with solar power must be at least 1.5% by 2020. IPL currently estimates that approximately 10 MW of solar power would be needed for compliance with this requirement by 2020.

WPL - The Wisconsin RES requires WPL to increase the portion of its total Wisconsin retail electric sales supplied by renewable energy sources above a benchmark of average retail sales from renewables in 2001, 2002 and 2003. The RES required a 2% increase above the benchmark by 2010 and will require a 6% increase above the benchmark by 2015. Based on this RES, WPL was required to supply a minimum of 5.28% of its total Wisconsin retail electric sales with renewable energy sources by 2010 and will be required to increase this amount to 9.28% by 2015. WPL may reach the RES with renewable energy it generates, it acquires under PPAs or through the use of renewable resource credits. WPL has met the 2010 requirements of this RES and currently expects to meet the 2015 requirements of the RES with its current renewable portfolio, which primarily consists of wind and hydro.

Energy Conservation - IPL and WPL continue to promote energy conservation, including their customers’ ability to efficiently manage their energy use. Refer to “Strategic Overview” in MDA for discussion of energy efficiency programs at IPL and WPL.

Electric Supply - Alliant Energy, IPL and WPL have met historical customer demand of electricity and expect to continue meeting future demand through a mix of electric supply including internally generated electricity, PPAs and additional purchases from wholesale energy markets. Alliant Energy’s mix of electric supply changed in recent years with WPL’s purchases of the Neenah Energy Facility in 2009, Wisconsin Electric Power Company’s 25% interest in Edgewater Unit 5 in 2011 and Riverside in 2012, the completion of wind projects including IPL’s Whispering Willow - East wind project in 2009 and WPL’s Bent Tree - Phase I wind project in 2011, and IPL’s retirement of various EGUs. Alliant Energy expects its mix of electric supply to change further in the next several years with IPL’s construction of Marshalltown, WPL’s potential generation investment, IPL’s new DAEC PPA for a term of February 22, 2014 through December 31, 2025, WPL’s new 150 MW PPA for a term from January 1, 2014 through December 31, 2018, the expiration of WPL’s Kewaunee PPA in December 2013 and the proposed retirement of additional EGUs. Alliant Energy, IPL and WPL periodically update their generation plans to identify longer term electric supply resource needs. These long-term generation plans are intended to meet customer demand, reduce reliance on PPAs and wholesale market purchases and mitigate the impacts of future EGU retirements while maintaining compliance with long-term electric demand PRMs, environmental requirements and RES established by regulators. Alliant Energy, IPL and WPL currently expect to meet utility customer demand in the future. However, unanticipated regional or local reliability issues could still arise in the event of unexpected delays in the construction of new generating and/or transmission facilities, retirement of EGUs, EGU outages, transmission system outages or extended periods of extreme weather conditions. Refer to the “Electric Operating Information” tables for a profile of the sources of electric supply used to meet customer demand for Alliant Energy, IPL and WPL from 2009 to 2013. Refer to “Strategic Overview” in MDA for details of Alliant Energy’s, IPL’s and WPL’s future generation plans.

Electric Demand Planning Reserve Margin - IPL and WPL are required to maintain a PRM above their load at the time of the MISO-wide peak to ensure reliability of electric service to their customers. The installed capacity reserve margin is 14.8% and the unforced capacity reserve margin is 7.3% for the June 1, 2014 through May 31, 2015 MISO planning year. IPL and WPL currently have adequate capacity to meet the MISO PRM requirements for the June 1, 2014 through May 31, 2015 MISO planning year.

Beginning with the June 1, 2013 through May 31, 2014 MISO planning year, MISO implemented an LRZ concept. The purpose of the LRZ concept is to encourage adequate generating resources adjacent to the load served by such generating resources. IPL is located in LRZ No. 3, which covers the entire state of Iowa and a portion of southern Minnesota. WPL is located in LRZ No. 2, which covers the southern and eastern portions of Wisconsin and upper peninsula of Michigan. Subject to certain zonal transfer capacity limits, load-serving utilities (including IPL and WPL) are permitted to have generating capacity located outside of their respective LRZs if they procure firm point-to-point transmission service to import the capacity from another LRZ. If a utility chooses to import capacity from another LRZ without firm point-to-point transmission service, it will incur a zonal delivery charge. Neither IPL nor WPL have current generating capacity located outside of their respective LRZs; therefore they do not expect to be subject to zonal delivery charges during the June 1, 2013 through May 31, 2014 and June 1, 2014 through May 31, 2015 MISO planning years.

Generation - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. Refer to “Properties” in Item 2 for details of IPL’s and WPL’s EGUs.

Generating Capacity - The generating capacity of IPL’s and WPL’s EGUs based on nameplate capacity by primary fuel type is as follows (in MWs):

	IPL	WPL	Total
Coal	1,617	1,338	2,955
Natural gas	1,031	1,448	2,479
Oil	349	—	349
Wind	200	269	469
Hydro	—	41	41
Total	3,197	3,096	6,293

Fuel Costs - The average cost of delivered fuel per million British Thermal Units used for electric generation was as follows:

	IPL			WPL
	2013	2012	2011	2013	2012	2011
All fuels	$2.36	$2.26	$2.18	$2.52	$2.26	$2.28
Coal	1.99	1.91	1.86	2.21	2.21	2.22
Natural gas (a)	4.63	3.79	7.17	4.86	3.21	6.30

(a)
The average cost of natural gas includes commodity and transportation costs as well as gains and losses from swap and option contracts used to hedge the price of natural gas volumes expected to be used by IPL’s and WPL’s natural gas-fired EGUs.

Coal - Coal is the primary fuel source for Alliant Energy’s, IPL’s and WPL’s internally generated electric supply and represented approximately 40% to 60% of their total sources of electric energy in 2013. Alliant Energy, through Corporate Services as agent for IPL and WPL, has entered into contracts with different suppliers to help ensure that a specified supply of coal is available at known prices for IPL’s and WPL’s coal-fired EGUs for 2014 through 2018. As of December 31, 2013, existing contracts provide for a portfolio of coal supplies that cover approximately 76%, 69%, 57%, 30% and 20% of IPL’s and WPL’s estimated aggregate annual coal supply needs for 2014 through 2018, respectively. Alliant Energy, IPL and WPL believe this portfolio of coal supplies represents a reasonable balance between the risks of insufficient supplies and those associated with being unable to respond to future coal market changes. Alliant Energy, IPL and WPL expect to meet remaining coal requirements from either future term contracts or purchases in the spot market. Alliant Energy, through its subsidiaries Corporate Services, IPL and WPL, also enters into various coal transportation agreements to meet IPL’s and WPL’s coal supply requirements. As of December 31, 2013, existing coal transportation agreements cover approximately 100% and 14% of IPL’s estimated coal transportation needs for 2014 and 2015, respectively, and 100% and 31% of WPL’s estimated coal transportation needs for 2014 and 2015, respectively.

Nearly all of the coal utilized by IPL and WPL is from the Wyoming Powder River Basin. A majority of this coal is transported by rail-car directly from Wyoming to IPL’s and WPL’s EGUs, with the remainder transported from Wyoming to the Mississippi River by rail-car and then via barges to the final destination. As protection against interruptions in coal deliveries, IPL and WPL strive to maintain average coal inventory supply targets of 25 to 55 days for EGUs with year-round deliveries and 30 to 150 days (depending upon the time of year) for EGUs with seasonal deliveries. Actual inventory averages for 2013 were 42 days for EGUs with year-round deliveries and 106 days for EGUs with seasonal deliveries. The average days on hand were computed based on actual tons of inventory divided by estimated average daily tons burned. Alliant Energy, IPL and WPL periodically test coal from sources other than the Wyoming Powder River Basin to determine which alternative sources of coal are most compatible with their EGUs. Access to alternative sources of coal is expected to provide Alliant Energy, IPL and WPL with further protection against interruptions and lessen their dependence on their primary coal source.

Average delivered fossil fuel costs are expected to increase in the future due to price structures and adjustment provisions in existing coal contracts, rate structures and adjustment provisions in existing transportation contracts, expiration of legacy transportation contracts, fuel-related surcharges incorporated by transportation carriers and expected future coal and transportation market trends. Existing coal commodity contracts with terms of greater than one year have fixed future year prices that generally reflect recent market trends. Rate adjustment provisions in older transportation contracts are primarily based on changes in the Rail Cost Adjustment Factor as published by the U.S. Surface Transportation Board. Rate adjustment provisions in more recent transportation contracts are based on changes in the All Inclusive Index Less Fuel as published by the Association of American Railroads. These more recent transportation contracts also contain fuel surcharges that are subject to change monthly based on changes in diesel fuel prices. Other factors that may impact coal prices for future commitments are increasing costs for supplier mineral rights, increasing costs to mine the coal, and changes in various associated laws and regulations. For example, emission restrictions related to SO2, NOx and mercury, along with other environmental limitations on EGUs, continue to increase and will likely limit the ability to obtain, and further increase the cost of, adequate coal supplies. Factors that may impact future transportation rates include, but are not limited to: the need for railroads to enhance and expand infrastructure, corresponding investments in locomotives and crews, and the desire to improve margins on coal movements commensurate with margins on non-coal movements.

Alliant Energy, IPL and WPL believe they are reasonably insulated against coal price volatility given their current coal procurement process, the specific coal market in their primary purchase region and regulatory cost-recovery mechanisms. Alliant Energy’s coal procurement process stresses periodic purchases, staggering of contract terms, stair-stepped levels of supply going forward for multiple years and supplier diversity. Similarly, given the term lengths of their transportation agreements and strategic alignment of agreement expirations for negotiation purposes, Alliant Energy, IPL and WPL believe they are reasonably insulated against future higher coal transportation rates from the major railroads.

Natural Gas - Alliant Energy owns several larger natural gas-fired EGUs, including IPL’s Emery (603 MW), WPL’s Neenah (371 MW), WPL’s Riverside (675 MW) and Resources’ Sheboygan Falls (347 MW) facilities. WPL has exclusive rights to the output of Sheboygan Falls under an affiliated lease agreement. IPL and WPL also own several smaller natural gas-fired EGUs currently and expect to convert some EGUs currently fueled with coal to natural gas in the future. These facilities help meet customer demand for electricity generally during peak hour demands and when natural gas prices are low enough to make natural gas-fired generation economical compared to other fuel sources. Internally generated electric supply from natural gas-fired EGUs represented approximately 5% to 10% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2013. Alliant Energy manages the gas supply to these gas-fired EGUs and provides supply through a combination of third-party deliveries and pipeline transportation and storage contracts held by IPL and WPL.

Wind - IPL’s 200 MW Whispering Willow - East wind project in Franklin County, Iowa began generating electricity in 2009. WPL’s 68 MW Cedar Ridge wind project in Fond du Lac County, Wisconsin began generating electricity in 2008. WPL’s 201 MW Bent Tree - Phase I wind project in Freeborn County, Minnesota began full generation of electricity in 2011. Internally generated electric supply from wind facilities represented approximately 5% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2013. All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with RES or other regulatory requirements, or sold to third parties in the form of RECs or other environmental commodities.

Purchased Power - IPL and WPL periodically enter into PPAs and purchase electricity from wholesale energy markets to meet a portion of their customer demand for electricity. Purchased power represented approximately 30% to 50% of Alliant Energy’s, IPL’s and WPL’s total sources of electric energy in 2013. IPL’s most significant PPA is for the purchase of 431 MWs of capacity and the resulting energy from DAEC for a term from February 22, 2014 through December 31, 2025. WPL’s most significant PPA is for the purchase of 150 MWs of energy for a term from January 1, 2014 through December 31, 2018.

Refer to Note 1(g) for discussion of IPL’s and WPL’s rate recovery of fuel-related costs and Note 16(b) for details on IPL’s and WPL’s coal, natural gas and other purchased power commitments in the “Combined Notes to Consolidated Financial Statements.”

Electric Transmission -
IPL - IPL currently receives substantially all its electric transmission services from ITC. ITC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. The annual transmission service rates that ITC charges its customers is calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.” Refer to “Other Future Considerations” in MDA for additional information regarding transmission service charges from ITC. Refer to “Rate Matters” in MDA for discussion of a transmission cost rider approved by the IUB in January 2011 for recovery of IPL’s electric transmission service expenses.

WPL - WPL currently receives substantially all its transmission services from ATC. ATC is an independent for-profit, transmission-only company and is a transmission-owning member of the MISO RTO, MRO and Reliability First Corporation Regional Entities. The annual transmission service rates that ATC charges its customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O.”

As of December 31, 2013, WPL, through its ownership interest in WPL Transco, held a 16% ownership interest in ATC with a carrying value of $272 million. WPL’s investment in ATC generated equity income of $43 million in 2013 for Alliant Energy and WPL. During 2013, ATC distributed to WPL, through WPL’s ownership interest in WPL Transco, $34 million in the form of dividends, or approximately 80% of WPL’s equity earnings from ATC. Although no assurance can be given, Alliant Energy and WPL anticipate ATC will continue a dividend payout ratio close to this level in the future.

In January 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. Beginning in 2014, WPL Transco’s capital contributions to ATC are expected to be funded from ATI instead of WPL. As a result of ATI funding these capital contributions to ATC, WPL’s ownership interest in ATC, through its ownership interest in WPL Transco, is expected to decrease over time and ATI’s ownership interest in ATC, through its ownership interest in WPL Transco, is expected to increase. ATC’s future dividends distributed to WPL and ATI will be based on their respective ownership interest in WPL Transco at the time of the dividend payment.

Alliant Energy currently anticipates that ATI will fund capital contributions of approximately $10 million, $10 million and $15 million to ATC in 2014, 2015 and 2016, respectively, to help fund future proposed transmission projects. These future proposed transmission projects require approval from various regulatory agencies to construct. Certain of these future proposed transmission projects are currently being challenged by other utilities and other transmission-only companies who have requested to own a portion of the future transmission projects proposed by ATC. Alliant Energy and WPL are currently unable to determine the impact these challenges may have on ATC’s plans to construct these proposed transmission projects and the resulting impact on ATI’s future capital contributions to ATC and WPL’s and ATI’s equity earnings income and dividends received from ATC.

In 2011, Duke Energy Corporation and ATC announced the creation of DATC, a joint venture that is expected to build, own and operate new electric transmission infrastructure in North America. In 2011, DATC announced its first set of transmission projects, which include seven new transmission lines in five Midwestern states to be constructed over a 10-year period for an aggregate cost of approximately $4 billion. These transmission projects are subject to approval by various regulatory agencies. Alliant Energy and WPL are currently unable to determine what impacts the joint venture and transmission line projects noted above, if constructed, will have on their future equity income, distributions from ATC, capital contributions to ATC, or ownership in ATC.

Refer to Note 18 of the “Combined Notes to Consolidated Financial Statements” for details of agreements between ATC and WPL. Refer to “Other Future Considerations” in MDA for discussion of potential changes to ATC’s return on equity and regulatory capital structure for common equity, which could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future.

MISO Markets - IPL and WPL are members of MISO, a FERC-approved RTO, which is responsible for monitoring and ensuring equal access to the transmission system in their service territories. IPL and WPL participate in the wholesale energy and ancillary services markets operated by MISO, which are discussed in more detail below. Corporate Services acts as agent on behalf of IPL and WPL pursuant to service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within the markets operated by MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. Refer to Note 18 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of these assigned amounts.

Wholesale Energy Market - IPL and WPL participate in the wholesale energy market operated by MISO. The market dictates the process by which IPL and WPL buy and sell wholesale electricity, obtain transmission services, schedule generation and ensure resource adequacy to reliably serve load. In the market, IPL and WPL submit day-ahead and/or real-time bids and offers for energy. MISO evaluates IPL’s, WPL’s and other market participants’ offers, bids and energy injections into, and withdrawals from, the system to economically dispatch the entire MISO system on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which are market-driven values based on the specific time and location of the purchase and/or sale of energy. The market is intended to send price signals to stakeholders about where generation or transmission system expansion is needed. In addition, MISO may dispatch generators that support reliability needs, but that would not have operated based on economic needs. In these cases, MISO’s settlement assures that these generators are made whole financially for their variable costs. IPL and WPL may also periodically engage in related transactions in PJM’s bid/offer-based wholesale energy market, which are accounted for in a similar manner as the MISO transactions.

Ancillary Services Market - IPL and WPL also participate in MISO’s ancillary services market. The ancillary services market integrates the procurement and use of regulation and contingency reserves with the existing wholesale energy market. Regulation reserves refer to generation available to meet the moment-to-moment changes in generation that are necessary to meet changes in electricity demand. Contingency reserves refer to additional generation or demand response resources, either on-line or that can be brought on-line within 10 minutes, to meet certain major events such as the loss of a large EGU or transmission line.

Financial Transmission Rights and Auction Revenue Rights - In areas of constrained transmission capacity, costs could be higher due to congestion and its impact on locational marginal prices. FTRs provide a hedge for congestion costs that occur in the MISO day-ahead energy market. MISO allocates ARRs to IPL and WPL each year based on historical use of the transmission system. The revenue rights associated with the allocated ARRs are used by IPL and WPL to acquire FTRs through the FTR auctions operated by MISO. MISO allocates ARRs annually based on a fiscal year from June 1 through May 31. IPL’s and WPL’s current FTRs acquired from ARRs extend through May 31, 2014.

Multi-value Projects - MISO tariffs billed to IPL and WPL include costs related to various shared transmission projects, including MVPs. MVPs include new large scale transmission projects that enable the reliable and economic delivery of energy in support of documented energy policy mandates, reduce market congestion or provide economic value across multiple pricing zones within MISO. MVP costs are socialized across the entire MISO footprint based on energy usage of each MISO participant. The MISO transmission charges billed to IPL and WPL are expected to increase in the future due to the increased number of shared transmission projects occurring in the MISO region. Refer to “Other Future Considerations” in MDA for further discussion of MISO transmission charges billed to IPL and WPL.

Attachment Y Notices and System Support Resources - MISO requires its market participants (including IPL and WPL, among others) who own EGUs to submit an Attachment Y Notice if they plan to retire an EGU or suspend operations of an EGU for a period longer than two months. Upon receiving an Attachment Y Notice, MISO will conduct a study to determine whether all or a portion of the EGU’s capacity is necessary to maintain system reliability. If the EGU’s capacity is determined to be necessary to maintain system reliability, MISO designates the EGU as an SSR. When an EGU is required to continue to operate for system reliability, the market participant may enter into an SSR agreement and negotiate an annual revenue requirement with MISO. The annual revenue requirement for the SSR is subject to FERC approval and is assigned to load serving entities that benefit from the continued operations of the EGU. In April 2013, the PSCW issued an order allowing investor-owned Wisconsin utilities to defer SSR costs incurred through December 31, 2015. Alliant Energy, IPL and WPL are currently unable to estimate the amount of aggregate SSR charges that may be assigned to IPL and WPL as load serving entities. Alliant Energy, IPL and WPL are also currently unable to estimate the impacts of any potential SSR designations on EGUs they plan to retire. Refer to “Strategic Overview” in MDA for discussion of EGUs that IPL and WPL currently plan to retire and “Other Future Considerations” in MDA for discussion of additional costs expected to be allocated to WPL in the future resulting from an SSR agreement MISO filed in January 2014 with another utility related to one of their EGUs designated as an SSR in one of ATC’s local resource zones.

Electric Environmental Matters - Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements” and “Environmental Matters” in MDA for discussion of electric environmental matters, including current or proposed environmental regulations.

Alliant Energy Corporation

Electric Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$1,009.1	$975.9	$985.8	$1,001.5	$868.6
Commercial	649.4	611.4	612.1	619.0	556.8
Industrial	765.4	741.8	748.9	762.8	710.7
Retail subtotal	2,423.9	2,329.1	2,346.8	2,383.3	2,136.1
Sales for resale:
Wholesale	195.4	187.6	189.8	196.8	190.1
Bulk power and other	17.7	23.8	52.2	44.1	98.3
Other	52.0	48.8	47.0	50.0	51.4
Total	$2,689.0	$2,589.3	$2,635.8	$2,674.2	$2,475.9
Electric Sales (000s MWh):
Residential	7,824	7,679	7,740	7,836	7,532
Commercial	6,432	6,352	6,253	6,219	6,108
Industrial	11,471	11,555	11,504	11,213	10,948
Retail subtotal	25,727	25,586	25,497	25,268	24,588
Sales for resale:
Wholesale	3,564	3,317	3,372	3,325	3,251
Bulk power and other	763	1,303	1,757	1,378	2,583
Other	152	151	151	153	155
Total	30,206	30,357	30,777	30,124	30,577
Customers (End of Period):
Residential	847,350	844,388	842,780	841,726	840,927
Commercial	138,520	137,791	136,732	135,832	135,099
Industrial	2,881	2,842	2,895	2,875	2,881
Other	3,657	3,647	3,638	3,632	3,555
Total	992,408	988,668	986,045	984,065	982,462
Other Selected Electric Data:
Maximum peak hour demand (MW)	5,820	5,886	5,734	5,425	5,491
Cooling degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 740)	884	1,052	887	923	406
Madison, Wisconsin (WPL) (normal - 625)	709	1,070	814	829	368
Sources of electric energy (000s MWh):
Coal	14,873	14,680	16,440	16,366	15,321
Purchased power:
Nuclear (b)	5,544	5,483	5,483	5,667	5,428
Wind (c)	1,201	1,188	1,285	1,254	957
Other (c)	5,541	7,053	6,244	6,260	8,585
Gas	2,224	1,285	588	633	661
Wind (c)	1,375	1,198	1,188	588	222
Other (c)	200	183	225	232	180
Total	30,958	31,070	31,453	31,000	31,354
Revenue per KWh sold to retail customers (cents)	9.42	9.10	9.20	9.43	8.69

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)	2013 MWh includes replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Interstate Power and Light Company

Electric Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$574.3	$529.9	$543.2	$561.9	$478.9
Commercial	409.6	365.3	366.0	378.7	336.8
Industrial	442.9	408.0	415.4	441.9	412.5
Retail subtotal	1,426.8	1,303.2	1,324.6	1,382.5	1,228.2
Sales for resale:
Wholesale	30.0	27.8	29.6	29.8	23.5
Bulk power and other	2.0	9.5	24.6	23.5	37.3
Other	33.0	30.6	29.5	28.5	26.6
Total	$1,491.8	$1,371.1	$1,408.3	$1,464.3	$1,315.6
Electric Sales (000s MWh):
Residential	4,272	4,141	4,223	4,295	4,113
Commercial	4,118	4,045	3,953	3,944	3,851
Industrial	6,973	7,116	7,080	6,961	6,829
Retail subtotal	15,363	15,302	15,256	15,200	14,793
Sales for resale:
Wholesale	419	418	417	425	403
Bulk power and other	98	377	729	683	901
Other	80	81	84	83	84
Total	15,960	16,178	16,486	16,391	16,181
Customers (End of Period):
Residential	444,905	443,802	443,358	443,694	443,615
Commercial	81,587	81,203	80,506	80,063	79,805
Industrial	1,863	1,836	1,906	1,900	1,914
Other	1,374	1,381	1,381	1,366	1,376
Total	529,729	528,222	527,151	527,023	526,710
Other Selected Electric Data:
Maximum peak hour demand (MW)	3,107	3,130	3,131	2,963	2,981
Cooling degree days (a):
Cedar Rapids, Iowa (normal - 740)	884	1,052	887	923	406
Sources of electric energy (000s MWh):
Coal	6,705	7,302	8,456	8,663	8,162
Purchased power:
Nuclear	3,592	3,641	3,624	3,623	3,577
Wind (b)	768	743	661	606	571
Other (b)	3,766	3,237	3,094	3,014	3,744
Gas	920	1,081	532	578	636
Wind (b)	639	579	568	353	42
Other (b)	22	38	18	22	16
Total	16,412	16,621	16,953	16,859	16,748
Revenue per KWh sold to retail customers (cents)	9.29	8.52	8.68	9.10	8.30

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

Wisconsin Power and Light Company

Electric Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$434.8	$446.0	$442.6	$439.6	$389.7
Commercial	239.8	246.1	246.1	240.3	220.0
Industrial	322.5	333.8	333.5	320.9	298.2
Retail subtotal	997.1	1,025.9	1,022.2	1,000.8	907.9
Sales for resale:
Wholesale	165.4	159.8	160.2	167.0	166.6
Bulk power and other	15.7	14.3	27.6	20.6	61.0
Other	19.0	18.2	17.5	21.5	24.8
Total	$1,197.2	$1,218.2	$1,227.5	$1,209.9	$1,160.3
Electric Sales (000s MWh):
Residential	3,552	3,538	3,517	3,541	3,419
Commercial	2,314	2,307	2,300	2,275	2,257
Industrial	4,498	4,439	4,424	4,252	4,119
Retail subtotal	10,364	10,284	10,241	10,068	9,795
Sales for resale:
Wholesale	3,145	2,899	2,955	2,900	2,848
Bulk power and other	665	926	1,028	695	1,682
Other	72	70	67	70	71
Total	14,246	14,179	14,291	13,733	14,396
Customers (End of Period):
Residential	402,445	400,586	399,422	398,032	397,312
Commercial	56,933	56,588	56,226	55,769	55,294
Industrial	1,018	1,006	989	975	967
Other	2,283	2,266	2,257	2,266	2,179
Total	462,679	460,446	458,894	457,042	455,752
Other Selected Electric Data:
Maximum peak hour demand (MW)	2,752	2,851	2,761	2,654	2,558
Cooling degree days (a):
Madison, Wisconsin (normal - 625)	709	1,070	814	829	368
Sources of electric energy (000s MWh):
Coal	8,168	7,378	7,984	7,703	7,159
Purchased power:
Nuclear (b)	1,952	1,842	1,859	2,044	1,851
Wind (c)	433	445	624	648	386
Other (c)	1,775	3,816	3,150	3,246	4,841
Gas	1,304	204	56	55	25
Wind (c)	736	619	620	235	180
Other (c)	178	145	207	210	164
Total	14,546	14,449	14,500	14,141	14,606
Revenue per KWh sold to retail customers (cents)	9.62	9.98	9.98	9.94	9.27

(a)
Cooling degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical cooling degree days.

(b)	2013 MWh includes replacement energy provided under the Kewaunee PPA after Kewaunee was shut down in May 2013.

(c)
All or some of the renewable energy attributes associated with generation from these sources may be used in future years to comply with renewable energy standards or other regulatory requirements, or sold to third parties in the form of renewable energy credits or other environmental commodities.

2) GAS UTILITY OPERATIONS
General - Gas utility operations represent the second largest operating segment for Alliant Energy, IPL and WPL. Alliant Energy’s gas utility operations are located in the Midwest with IPL providing gas service in Iowa and southern Minnesota, and WPL providing gas service in southern and central Wisconsin. In September 2013, IPL signed a definitive agreement to sell its Minnesota natural gas distribution assets. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of this proposed sale. Refer to the “Gas Operating Information” tables for additional details regarding gas utility operations.

Jurisdictions - Gas utility revenues by state were as follows (dollars in millions):

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
IPL:
Iowa	$261.2	56%	$216.6	55%	$263.3	55%
Minnesota	12.7	3%	10.1	2%	13.0	3%
Subtotal	273.9	59%	226.7	57%	276.3	58%
WPL:
Wisconsin	190.9	41%	169.6	43%	200.4	42%
	$464.8	100%	$396.3	100%	$476.7	100%

Customers - The number of gas customers and communities served at December 31, 2013 were as follows:

	Retail	Transportation /	Total	Communities
	Customers	Other Customers	Customers	Served
IPL	234,563	365	234,928	243
WPL	182,647	246	182,893	238
	417,210	611	417,821	481

IPL’s and WPL’s retail gas customers in the above table are billed under base rates established by the IUB, MPUC or PSCW that include recovery of and a return on investments in gas infrastructure and recovery of costs required to serve customers. Commodity, storage and transportation costs incurred by IPL and WPL are recovered pursuant to natural gas cost recovery mechanisms. In addition to sales of natural gas to retail customers, IPL and WPL provide transportation service to commercial and industrial customers by moving customer-owned gas through Alliant Energy’s distribution systems to the customers’ meters. Revenues are collected for this service pursuant to transportation tariffs. Refer to “Rate Matters” in MDA for discussion of IPL’s and WPL’s recent retail gas rate cases.

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

Competition - Federal and state regulatory policies are in place to bring competition to the gas industry. While the gas utility distribution function is expected to remain a regulated function, sales of the natural gas commodity and related services are subject to competition from third-parties. It remains uncertain if, and when, the current economic disincentives for smaller consumption customers to choose an alternative gas commodity supplier may be removed such that the utility business begins to face competition for the sale of gas to those customers.

Gas Supply - IPL and WPL maintain purchase agreements with over 70 suppliers of natural gas from various gas producing regions of the U.S. and Canada. The majority of the gas supply contracts are for terms of six months or less, with the remaining supply contracts having terms through September 2016. IPL’s and WPL’s gas supply commitments are primarily market-based.

In more recent years, natural gas prices have fallen to levels not seen in a decade. Prices have fallen largely due to surging supply caused by shale gas production. Given the tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates in the cost of gas sold, the decreased natural gas prices do not have a material impact on their respective gas margins.

In providing gas commodity service to retail customers, Corporate Services administers a diversified portfolio of transportation and storage contracts on behalf of IPL and WPL. Transportation contracts with NNG, ANR, NGPL and NBPL allow access to gas supplies located in the U.S. and Canada. Arrangements with FCS provide IPL with gas delivered directly to its service territory. In 2013, the maximum daily delivery capacity for IPL and WPL was as follows (in Dths):

	NNG	ANR	NGPL	FCS	NBPL	Total
IPL	191,669	43,180	76,673	15,000	4,085	330,607
WPL	76,056	167,467	—	—	—	243,523

Refer to Note 1(g) for information relating to utility natural gas cost recovery mechanisms and Note 16(b) for discussion of natural gas commitments in the “Combined Notes to Consolidated Financial Statements.”

Gas Environmental Matters - Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements” and “Environmental Matters” in MDA for discussion of gas environmental matters.

Alliant Energy Corporation

Gas Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$262.5	$224.3	$269.7	$273.7	$290.8
Commercial	150.3	124.3	155.1	154.2	174.7
Industrial	21.1	16.7	24.5	27.3	30.7
Retail subtotal	433.9	365.3	449.3	455.2	496.2
Transportation/other	30.9	31.0	27.4	25.4	29.1
Total	$464.8	$396.3	$476.7	$480.6	$525.3
Gas Sales (000s Dths):
Residential	29,916	23,071	26,891	27,128	27,711
Commercial	21,892	17,115	19,271	18,691	20,725
Industrial	3,803	3,068	3,848	4,158	4,558
Retail subtotal	55,611	43,254	50,010	49,977	52,994
Transportation/other	60,261	57,532	52,210	50,408	54,518
Total	115,872	100,786	102,220	100,385	107,512
Retail Customers at End of Period:
Residential	370,895	368,708	367,497	366,261	365,597
Commercial	45,874	45,684	45,667	45,552	45,641
Industrial	441	456	496	549	571
Total	417,210	414,848	413,660	412,362	411,809
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (IPL) (normal - 6,794)	7,232	5,901	6,745	6,868	7,074
Madison, Wisconsin (WPL) (normal - 7,089)	7,627	5,964	6,992	6,798	7,356
Revenue per Dth sold to retail customers	$7.80	$8.45	$8.98	$9.11	$9.36
Purchased gas costs per Dth sold to retail customers	$4.90	$4.94	$5.88	$6.05	$6.47

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Interstate Power and Light Company

Gas Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$152.8	$126.4	$155.2	$155.6	$168.6
Commercial	85.7	69.7	87.8	88.4	100.8
Industrial	16.1	12.8	19.0	18.4	25.0
Retail subtotal	254.6	208.9	262.0	262.4	294.4
Transportation/other	19.3	17.8	14.3	11.9	14.4
Total	$273.9	$226.7	$276.3	$274.3	$308.8
Gas Sales (000s Dths):
Residential	16,975	12,955	15,660	15,923	16,072
Commercial	12,051	9,403	10,677	10,596	11,451
Industrial	2,931	2,435	3,023	2,869	3,787
Retail subtotal	31,957	24,793	29,360	29,388	31,310
Transportation/other	32,019	30,992	27,720	28,071	30,398
Total	63,976	55,785	57,080	57,459	61,708
Retail Customers at End of Period:
Residential	207,853	207,121	206,964	206,979	206,937
Commercial	26,460	26,439	26,455	26,470	26,545
Industrial	250	260	296	343	359
Total	234,563	233,820	233,715	233,792	233,841
Other Selected Gas Data:
Heating degree days (a):
Cedar Rapids, Iowa (normal - 6,794)	7,232	5,901	6,745	6,868	7,074
Revenue per Dth sold to retail customers	$7.97	$8.43	$8.92	$8.93	$9.40
Purchased gas cost per Dth sold to retail customers	$4.96	$4.92	$5.96	$6.05	$6.61

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

Wisconsin Power and Light Company

Gas Operating Information	2013	2012	2011	2010	2009
Operating Revenues (in millions):
Residential	$109.7	$97.9	$114.5	$118.1	$122.2
Commercial	64.6	54.6	67.3	65.8	73.9
Industrial	5.0	3.9	5.5	8.9	5.7
Retail subtotal	179.3	156.4	187.3	192.8	201.8
Transportation/other	11.6	13.2	13.1	13.5	14.7
Total	$190.9	$169.6	$200.4	$206.3	$216.5
Gas Sales (000s Dths):
Residential	12,941	10,116	11,231	11,205	11,639
Commercial	9,841	7,712	8,594	8,095	9,274
Industrial	872	633	825	1,289	771
Retail subtotal	23,654	18,461	20,650	20,589	21,684
Transportation/other	28,242	26,540	24,490	22,337	24,120
Total	51,896	45,001	45,140	42,926	45,804
Retail Customers at End of Period:
Residential	163,042	161,587	160,533	159,282	158,660
Commercial	19,414	19,245	19,212	19,082	19,096
Industrial	191	196	200	206	212
Total	182,647	181,028	179,945	178,570	177,968
Other Selected Gas Data:
Heating degree days (a):
Madison, Wisconsin (normal - 7,089)	7,627	5,964	6,992	6,798	7,356
Revenue per Dth sold to retail customers	$7.58	$8.47	$9.07	$9.36	$9.31
Purchased gas cost per Dth sold to retail customers	$4.83	$4.97	$5.77	$6.06	$6.28

(a)
Heating degree days are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical heating degree days.

3) OTHER UTILITY OPERATIONS - STEAM - IPL’s Prairie Creek facility is the primary source of steam for IPL’s two high-pressure steam customers. IPL’s largest high-pressure steam customer accounts for approximately 90% of IPL’s steam revenues. This customer is under contract through 2025 for annual steam usage of at least 3.8 million Dths, with certain conditions. IPL’s other high-pressure steam customer is under contract through 2025 for annual steam usage of at least 0.2 million Dths for 2014, with certain conditions.

D. INFORMATION RELATING TO NON-REGULATED OPERATIONS

Resources manages a portfolio of wholly-owned subsidiaries and additional investments through the following distinct platforms:

Non-regulated Generation - owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025, and the 99 MW Franklin County wind project in Franklin County, Iowa.

Transportation - includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; a barge terminal and hauling services on the Mississippi River; and other transfer and storage services.

Other non-regulated investments - includes the Whiting Petroleum tax sharing agreement receivable discussed in Note 5(b) of the “Combined Notes to Consolidated Financial Statements,” real estate investments, two corporate airplanes and several other modest investments.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below relating to Alliant Energy, IPL and WPL, together with all of the other information contained in this combined Annual Report on Form 10-K, before making an investment decision with respect to our securities. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially and adversely affected and you may lose all or part of your investment.

Our business is significantly impacted by government regulation and legislation - We are subject to extensive regulation by federal and state regulatory authorities, which significantly influences our operations and our ability to timely recover costs from customers and earn appropriate rates of return. In particular, regulatory authorities with jurisdiction over public utilities, including the IUB, the PSCW, the MPUC and FERC, regulate many aspects of our operations. Our operations are also governed by organizations such as the North American Electric Reliability Corporation, the Pipeline and Hazardous Materials Safety Administration, and the Midcontinent Independent System Operator, Inc. Operations impacted by these regulatory groups include: the rates charged to our customers; our ability to site and construct new generating facilities, such as the natural gas generating facility in Marshalltown, Iowa, any potential new generation investment in Wisconsin, and future wind projects to utilize our remaining available wind sites, and the amount of costs associated therewith that may be recovered from customers; the installation of environmental emission controls equipment and the amount of costs for the construction and maintenance of such equipment that may be recovered from customers; our ability to decommission generating facilities and recover the costs incurred to decommission the facilities and the remaining carrying value of such facilities; the amount of certain sources of energy we must use, such as renewable sources and reductions in energy usage by customers; our ability to purchase generating facilities and the amount of costs associated therewith that may be recovered from customers; the rates paid to transmission operators and the amount of those costs, and how those costs are recovered from customers; our ability to enter into purchased power agreements, such as the purchased power agreement entered into with NextEra Energy, Inc., the amount of costs associated therewith, and how those costs are recovered from customers; energy capacity standards and what forms of energy are considered when determining whether we meet those standards; the allocation of expenditures by transmission companies on transmission network upgrades and our ability to recover costs associated therewith from customers; reliability; safety; the issuance of securities; accounting matters; and transactions between affiliates. Failure to obtain approvals from regulatory authorities for any of these matters, failure to receive approvals in a timely manner, or receiving approvals with uneconomical conditions may adversely impact our ability to achieve our strategic plan, cause us to record an impairment of our assets, and have a material adverse impact on our financial condition and results of operations.

These regulatory authorities are also empowered to impose financial penalties and other sanctions if we are found to have violated statutes and regulations governing utility operations. While we believe we comply in all material respects with applicable laws and regulations governing us, state or federal agencies may not agree and may find that we violated a law or regulation. Such a finding could cause fines or penalties or could require us to implement new compliance programs, which could increase our costs of compliance and may adversely impact our financial condition and results of operations.

Our utility financial condition is influenced by how regulatory authorities establish the rates we can charge our customers, our authorized rates of return and common equity levels, and the amount of deferred costs that may be recovered from customers. Our ability to obtain rate adjustments to earn authorized rates of return depends upon timely regulatory action under applicable statutes and regulations, and we cannot assure that rate adjustments will be obtained or authorized rates of return on capital will be earned. In future rate cases, IPL and WPL may not receive an adequate amount of rate relief, rates may be reduced, rate refunds may be required, rate adjustments may not be approved on a timely basis, costs may not be otherwise recovered through rates, future rates may be temporarily frozen (as is the case for WPL’s retail electric and gas base rates through 2014) and authorized rates of return on capital may be reduced. As a result, we may experience adverse impacts on our financial condition and results of operations.

We are subject to a wide variety of regulations, including and in addition to those described above, which are constantly changing. Changes in regulations or the imposition of additional regulations may require us to incur additional costs or change business operations or our business plan, which may have an adverse impact on our financial condition and results of operations.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility activities. Takeover attempts by potential purchasers who might be willing to pay a premium for our stock are also limited by certain provisions of the Wisconsin Utility Holding Company Act and the delays and conditions that generally result from the requirement that regulatory authorities approve such a transaction.

Large construction projects are subject to delays and cost increases that may not be recovered from customers - Our strategic plan includes installing environmental control equipment at our newer and more efficient coal-fired generating facilities, making other large-scale improvements to such generating facilities, and the construction of natural gas-fired generating facilities. These large construction projects are subject to various risks that could cause costs to increase or cause delays in completion. These risks include changes in costs of materials, equipment, commodities, fuel or labor; shortages in materials, equipment and qualified labor; changes to the scope or timing of the projects; general contractors or subcontractors not performing as required under their contracts; the inability to agree to contract terms or disputes in contract terms; poor initial cost estimates; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; adverse interpretation or enforcement of permit conditions; changes in applicable laws or regulations; governmental actions; legal action; unforeseen engineering or technology issues; limited access to capital; and other adverse economic conditions. If a construction project is not completed or is delayed, or final costs exceed the costs approved by our regulators, for example, if the Marshalltown Generating Station exceeds the cost cap approved by the IUB, we may not be able to recover all costs for the project in rates and face increased risk of potential impairment of our investment in the project. Inability to recover costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

We are subject to numerous environmental laws and regulations, compliance with which could be difficult and costly, and pursuant to which we could incur material liabilities - We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations. We are also subject to a Consent Decree between WPL, the EPA and the Sierra Club, which resolved environmental claims related to WPL’s generating facilities. The regulations and the Consent Decree govern air emissions, water quality, cooling water intake structures, wastewater discharges, the generation, transport and disposal of coal combustion products and other solid wastes and hazardous substances, and the clean-up of contaminated sites. These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, which are subject to renewal proceedings and legal challenges. Environmental laws, regulations and the Consent Decree can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install emission controls equipment at our facilities, clean up spills and correct environmental hazards and other contamination. We may be required to pay all or a portion of the costs to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination, including sites of manufactured gas plants operated by our predecessors. Compliance with these regulations can significantly increase capital spending, operating costs, and plant down-times and can negatively affect the affordability of rates we charge our customers. We cannot predict with certainty the amount and timing of all future expenditures (including the potential or magnitude of any fines or penalties, including the severity of any restriction on our operations) necessary to comply with, or as a result of liabilities under, these environmental laws, regulations, and the Consent Decree, although we expect the expenditures to be material.

Although we believe we comply in all material respects with currently applicable environmental laws, regulations, and the Consent Decree, we may receive notices of violation from state or federal agencies. Citizen groups or private individuals that feel environmental regulations are not being sufficiently enforced by regulatory agencies may bring legal action against those regulatory agencies or bring citizen enforcement actions against us. We may be subject to litigation over environmental issues, including claims for property damage or personal injury, or suits by citizen groups alleging violations of environmental requirements. For example, the Consent Decree resulted from allegations originally raised by the Sierra Club that WPL violated various provisions of the Clean Air Act. If we are unsuccessful defending or settling litigation from governmental agencies or citizen groups, we could be subject to restrictions or prohibitions on operating our generation facilities, costly upgrades to our generating facilities, payment of damages or fines, requirements to complete other beneficial environmental projects, and litigation costs, all of which could be material. An adverse result in such legal actions could have a material adverse impact on our financial condition and results of operations.

We are subject to existing and potential future governmental mandates to provide customers with clean energy, renewable energy and energy conservation offerings. These mandates are designed in part to mitigate the potential environmental impacts of utility operations. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations. If our regulators do not allow us to recover all or a part of the costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Existing environmental laws or regulations may be revised and new laws or regulations seeking to protect the environment may be adopted or become applicable to us. These revised and new laws or regulations may include regulation of mercury, nitrogen oxide, sulfur dioxide, carbon dioxide (CO2) and other greenhouse gases (GHG) emissions, particulates, coal ash and other coal combustion products, and cooling water intake structures. Such changes could materially increase our cost of compliance. Our strategic plan was developed in part to comply with certain expected environmental laws and regulations as we anticipate they will be finally adopted. Revision of existing environmental laws or regulations may cause: (1) state utility commissions to not approve our plans to install environmental emission controls equipment at our existing generating facilities or not allow us to recover costs of such projects; (2) state utility commissions to not approve costs of emission allowances purchased to comply with environmental regulations that are no longer applicable to our operations; (3) co-owners in our jointly-owned facilities to not agree with our decision to move forward with these projects; or (4) our current plans do not meet new requirements. These outcomes could have a material adverse effect on our financial condition and results of operations.

Actions related to global climate change and reducing GHG emissions could negatively impact us - The primary GHG emitted from our utility operations is CO2 from combustion of fossil fuels at our generating facilities, which are primarily coal-fired facilities. We could incur costs or other obligations to comply with any GHG regulations that are adopted in the future, and could become the target of legal claims or challenges, because generating electricity using fossil fuels emits CO2 and other GHGs. In particular, President Obama and his administration have affirmed that the regulation of GHG emissions continues to be a top priority. The EPA has issued proposed regulations governing GHG emissions from new generating facilities, which would impact the Marshalltown Generating Station and any new generation investment in Wisconsin. The EPA is also expected to propose regulations in 2014 governing GHG emissions from existing generating facilities, which potentially could impact all of our generating facilities. Due to the uncertainty of what form CO2 emissions regulations regarding our existing generating facilities could take and control technologies available to reduce GHG emissions, including CO2, we cannot provide any assurance regarding the potential impacts any future regulations would have on our operations. The impacts of such proposals could have a material adverse impact on our financial condition and results of operations.

Demand for energy may decrease - Our results of operations are affected by the demand for energy in our service territories. We could lose customers, and therefore see lower demand for energy, due to economic conditions, customers constructing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Further, the energy conservation and technological advances that increase energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, state and/or federal regulations require mandatory conservation measures, which would reduce the demand for energy. We may also lose wholesale customers to competitors. Technology improvements and regulatory developments are making distributed generation feasible for more of our customers. As more customers utilize distributed generation, demand for energy from us may decline. Future economic growth may not create enough growth for us to replace the lost energy demand from these customers. The loss of customers, the inability to replace those customers with new customers, and the decrease in demand for energy could negatively impact our financial condition and results of operations.

Regional and national economic conditions could have an unfavorable impact on us - Our utility and non-regulated businesses follow the economic cycles of the customers we serve and credit risk of counterparties we do business with.

Adverse economic conditions in our service territories reduce the demand for electricity and natural gas. We lost certain customers after plants closed due to the 2009 recession. Reduced volumes of electricity and natural gas sold, or the inability to collect unpaid bills from our customers from a deterioration in national or regional economic conditions, could adversely impact our financial condition and results of operations.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by the impacts of weather - Our electric and gas utility businesses are seasonal businesses and weather patterns can have a material impact on their operating performance. Demand for electricity is greater in the summer months associated with higher air conditioning needs. In addition, market prices for electricity generally peak in the summer due to the higher demand. Conversely, demand for natural gas depends significantly upon weather patterns in winter months due to heavy use in residential and commercial heating. As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis. In addition, we have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. Thus, unusually mild winters and summers could have an adverse effect on our financial condition and results of operations.

Threats of terrorism and catastrophic events that could result from terrorism may impact our operations in unpredictable ways - We are subject to direct and indirect effects of terrorist threats and activities. Generating, transmission and distribution facilities, in general, have been identified as potential targets of physical attacks. Physical attacks on transmission and distribution facilities, including a substation in San Jose, California and substation and transmission facilities in Arkansas, appeared to be terrorist-style attacks. The risks posed by such attacks could include, among other things, the inability to generate, purchase or distribute electric energy or obtain fuel sources, the increased cost of security and insurance, the disruption of, volatility in, or other effects on capital markets, and a decline in the economy within our service territories, all of which could adversely impact our financial condition and results of operations. In addition, the cost of repairing damage to our generating facilities and infrastructure due to acts of terrorism, and the loss of revenue if such events prevent us from providing utility service to our customers, could adversely impact our financial condition and results of operations.

A cyber attack may disrupt our operations or lead to a loss or misuse of confidential and proprietary information or potential liability - We operate in an industry that requires the continuous use and operation of sophisticated information technology systems and network infrastructure. In addition, in the ordinary course of business, we collect and retain sensitive information including personal information about our customers and employees. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, could result in a full or partial disruption of our electric and/or gas operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Any theft, loss and or/fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We have instituted safeguards to protect our operational systems and information technology assets. FERC, through the North American Electric Reliability Corporation, requires certain safeguards be implemented to deter cyber attacks. The safeguards we have may not always be effective due to the evolving nature of cyber attacks and cyber security. We cannot guarantee that such protections will be completely successful in the event of a cyber attack. If the technology systems were to fail or be breached by a cyber attack or a computer virus, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operation.

We may not be able to fully recover costs related to commodity prices - The prices that we may obtain for electric energy may not compensate for changes in delivered coal, natural gas or electric energy spot-market costs, or changes in the relationship between such costs and the market prices of electric energy. As a result, we may be unable to pass on the changes in costs to our customers, especially at WPL where we do not have a retail electric automatic fuel cost adjustment clause, which would allow for more consistent and timely cost recovery.

We are exposed to changes in the price and availability of coal because the majority of the electricity generated by us is from our coal-fired generating facilities. We have contracts of varying durations for the supply and transportation of coal for most of our existing generating capability, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts. Further, we currently rely on coal primarily from the Powder River Basin in Wyoming and any disruption of coal production in, or transportation from, that region may cause us to incur additional costs which may not be fully recovered through rates. Increases in prices and costs due to disruptions that are not fully and timely recovered in rates may adversely affect our financial condition and results of operations.

We are exposed to changes in the price and availability of natural gas. In addition to supplying natural gas to our natural gas customers, we also have responsibility to supply natural gas to certain natural gas-fired electric generating facilities that we own. This increases our exposure to market prices of natural gas, which have remained low recently, but have been volatile in the past. We have natural gas supply contracts in place, which are generally short-term in duration. The natural gas supply commitments are either fixed price in nature or market-based. As some of the contracts are market-based, and all of the contracts are short-term, we may not be able to purchase natural gas with terms and prices as favorable as the current contracts. Further, any disruption of production or transportation of natural gas, such as the recent pipeline explosion in Manitoba, Canada, may cause us to incur additional costs to purchase natural gas, which may not be fully recovered through rates and may adversely impact our financial condition and results of operations.

We may not be able to fully recover higher transmission costs related to changing transmission reliability requirements - Both IPL and WPL pay for the use of the interstate electric transmission system that they do not own or control. Rates charged to IPL and WPL for such transmission service are regulated by FERC. FERC also regulates transmission owners’ operations in order to support the reliability of the transmission network. Changes are occurring in the transmission network which are required to, among other things, accommodate renewable energy and the decommissioning of older coal-fired generating facilities. These changes include socializing certain transmission network upgrades and system support resource payments, which may increase transmission costs to IPL and WPL. The prices that IPL and WPL charge for electric energy may not totally compensate for the increase in such transmission costs. We may be unable to fully pass on the increases in such transmission costs to our customers, especially at WPL where we do not have a retail automatic transmission rider. In addition, if the transmission rider at IPL is amended or removed, we may not be able to recover IPL’s full transmission costs. Inability to fully recover transmission costs in a timely manner may adversely impact our financial condition and results of operations.

We are dependent on the capital markets and could be negatively impacted by disruptions in the capital markets - Successful implementation of our strategic plan and other long-term business strategies is dependent upon our ability to access the capital markets under competitive terms and rates. We have forecasted capital expenditures of approximately $3.6 billion over the next four years. Disruption, uncertainty or volatility in those markets could increase our cost of capital or limit the availability of capital. Disruptions could be caused by Federal Reserve policies and actions including tapering of its quantitative easing program, U.S. debt management concerns, U.S. debt limit and budget debates including government shutdowns, European sovereign debt concerns, economic downturn or uncertainty, monetary policies, a negative view of the utility industry or our company, failures of financial institutions or other factors. Any disruptions could adversely impact our ability to implement our strategic plan.

We rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, we could pay higher interest rates in future financings, the pool of potential lenders could be reduced, borrowing costs under existing credit facilities could increase, our access to the commercial paper market could be limited, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties. If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, regulatory constraints, the volatility of the capital markets or other factors, our financial condition and results of operations could be significantly adversely affected.

We are subject to employee workforce factors that could affect our businesses - We are subject to employee workforce factors, including loss or retirement of key personnel, and the availability of, and our ability to recruit, qualified personnel, which could affect our businesses and our financial condition and results of operations. Further, our workforce includes a significant number of employees who are nearing retirement. We need employees with specialized and technical skills in order to achieve our strategic plan. It may be difficult to retain current employees with these specialized skills, especially as they near retirement, and it may be difficult to find new employees with the necessary skills. We are also subject to collective bargaining agreements with approximately 2,300 employees. Our contract with one collective bargaining unit representing over 1,000 of our employees is due to expire in May 2014. Any work stoppage experienced in connections with negotiations of collective bargaining agreements could adversely affect our financial condition and our ability to implement our strategic plan.

We face risks associated with operating electric and natural gas infrastructure - The operation of electric generating facilities involves many risks, including start-up risks, breakdown or failure of equipment, the dependence on a specific fuel source, including the supply and transportation of fuel, the risk of performance below expected or contracted levels of output or efficiency, operator error and compliance with mandatory reliability standards. The operation of our energy delivery infrastructure involves many risks including breakdown or failure of equipment and forest or prairie fires developing from vegetation around our power lines. In addition, the North American transmission grid is highly interconnected and, in extraordinary circumstances, disruptions at particular points within the grid could cause an extensive power outage in our delivery systems. Further, the transmission system in our utilities’ service territories is constrained, limiting the ability to transmit electric energy within our service territories. The transmission constraints could result in an inability to deliver energy from generating facilities, particularly wind generating facilities, to the national grid, or to access lower cost sources of electric energy. We also have obligations to provide electrical service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

The operation of our natural gas distribution activities also involves many risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. These risks could result in loss of human life, particularly in highly populated areas, significant damage to property, environmental emissions, impairment of our operations and substantial losses to us. We are also responsible for compliance with new and changing mandatory reliability and safety standards. Failure to meet these standards could result in substantial fines. We also have obligations to provide service under regulatory requirements and contractual commitments. Failure to meet our service obligations could adversely impact our financial condition and results of operations.

Storms or other natural disasters may impact our operations in unpredictable ways - Storms and other natural disasters, including events such as floods, tornadoes, blizzards, ice storms, or droughts may adversely impact our ability to generate, purchase or distribute electric energy or obtain fuel sources. In addition, we could incur large costs to repair damage to our generating facilities and infrastructure, or costs related to environmental remediation, due to storms or natural disasters. The restoration costs may not be fully covered by insurance policies. Damage to assets could also require us to take impairments, such as occurred with our damaged Sixth Street Generating Station after a flood. Some costs may not be recovered in rates, or there could be significant delays in cost recovery. Storms and natural disasters may prevent our customers from being able to operate or may significantly slow growth or cause a decline in the economy within our service territories. The reduced demand for energy could cause lower sales and revenues, which may not be replaced or recovered in rates. Any of these items could adversely affect our financial condition and results of operations.

We may incur material post-closing adjustments related to past asset and business divestitures - We recently sold RMT, Inc. (RMT), a non-regulated subsidiary. Pursuant to the terms of that sale, we may face unfavorable post-closing adjustments that could be material. In addition, we might be required to make payments on liabilities that we retained pursuant to the terms of the sale. In addition, Alliant Energy continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. Required material post-closing adjustments or payments on retained liabilities or guarantees with respect to RMT or other future asset or business divestitures, such as the proposed sales of our Minnesota electric and gas distribution assets, could have an adverse effect on our financial condition and results of operations.

We face risks related to non-regulated operations - We rely on our non-regulated operations for a portion of our earnings. If our non-regulated investments do not perform at expected levels, we could experience diminished earnings. In particular, Franklin County Wind LLC is a non-regulated subsidiary that operates a non-regulated 99 MW wind project in Franklin County, Iowa, referred to as the Franklin County wind project. The Franklin County wind project does not currently have a buyer of its electrical output and its electrical output is being sold into the general market at prevailing market prices. Failure to find a buyer for the output, or selling the output at disadvantageous market prices, may cause the project to lose money or cause an impairment of its assets. Such losses or impairments could adversely impact our financial condition and results of operations. In addition, a variety of operating parameters, including adverse weather conditions and breakdown or failure of equipment, could result in a material adverse impact on our financial condition and results of operations.

We are subject to limitations on our ability to pay dividends - Alliant Energy is a holding company with no significant operations of its own. Accordingly, the primary sources of funds for Alliant Energy to pay dividends to its shareowners are dividends and distributions from its subsidiaries, primarily its utility subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans or other payments. The ability of our subsidiaries to pay dividends or make distributions to us and, accordingly, our ability to pay dividends on Alliant Energy common stock will depend on regulatory limitations and the earnings, cash flows, capital requirements and general financial condition of our subsidiaries. Our utilities each have dividend payment restrictions based on the terms of any outstanding preferred stock and regulatory limitations applicable to them. If we do not receive adequate dividends and distributions from our subsidiaries, then we may not be able to make, or may have to reduce, dividend payments on Alliant Energy common stock.

Changes to certain tax elections, tax regulations and future taxable income could negatively impact our financial condition and results of operations - We have significantly reduced our federal and state income tax obligations for the past few years through tax planning strategies. These tax planning strategies have generated large annual taxable losses and tax credits over the past few years that have resulted in significant federal and state net operating losses and federal tax credit carryforwards. We plan to utilize these net operating losses and tax credit carryforwards in the future to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of the net operating losses and tax credit carryforwards before they expire, we may incur material charges to earnings. If the IRS does not agree with the deductions resulting from our tax planning strategies, our financial condition and results of operations may be adversely impacted.

Our utility business currently operates wind generating facilities, which generate material production tax credits for us to use to reduce our federal tax obligations. The amount of production tax credits we earn is dependent on the level of electricity output generated by our wind projects and the applicable tax credit rate. A variety of operating and economic parameters, including significant transmission constraints, adverse weather conditions and breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind projects resulting in a material adverse impact on our financial condition and results of operations.

In addition, we have tax benefit riders in place in Iowa that provide billing credits to our customers. We have made certain assumptions regarding the timing of the tax benefit riders for accounting purposes. If those assumptions are not accurate, our results of operations and financial condition may be adversely impacted.

Lastly, if corporate tax rates or policies are changed in future federal or state legislation, we may be required to take material charges against earnings.

Poor performance of pension and other postretirement plan investments could negatively impact our financial condition - We have pension and other postretirement benefits plans that provide benefits to a large portion of our employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in our financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of our pension plans at various times in the past. Future losses of asset values may necessitate accelerated funding of the plans in the future to meet minimum federal government requirements. Downward pressure on the asset values of our pension plans may require us to fund obligations earlier than originally planned, which would have an adverse impact on our financial condition and results of operations.

Energy industry changes could have a negative effect on our businesses - We operate in a highly regulated business environment. The advent of new and unregulated markets has the potential to significantly impact our financial condition and results of operations. The evolution of the wholesale and transmission markets has the potential to significantly increase costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the new markets and costs stemming from estimated payment settlements. Competitive pressures, including advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in our utilities losing market share and customers and incurring stranded costs (i.e., assets and other costs rendered unrecoverable through customer rates as a result of competitive pricing), which would be borne by our shareowners. Increased competition from any restructuring efforts in our primary retail electric service territories may have a significant adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

IPL
Electric - At December 31, 2013, IPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Ottumwa Generating Station (Unit 1) (c)	Ottumwa, IA	1981	BL	348	309
Lansing Generating Station (Unit 4)	Lansing, IA	1977	BL	275	230
M.L. Kapp Generating Station (Unit 2) (d)	Clinton, IA	1967	BL	218	177
Burlington Generating Station (Unit 1)	Burlington, IA	1968	BL	212	177
George Neal Generating Station (Unit 4) (e)	Sioux City, IA	1979	BL	165	160
George Neal Generating Station (Unit 3) (f)	Sioux City, IA	1975	BL	154	136
Prairie Creek Generating Station (Units 1,3,4)	Cedar Rapids, IA	1958-1997	BL	213	126
Louisa Generating Station (Unit 1) (g)	Louisa, IA	1983	BL	32	29
Total Coal				1,617	1,344

Emery Generating Station (Units 1-3)	Mason City, IA	2004	IN	603	494
Fox Lake Generating Station (Units 1,3) (d)	Sherburn, MN	1950-1962	IN	93	82
Sutherland Generating Station (Units 1,3) (d)	Marshalltown, IA	1955-1961	IN	119	79
Dubuque Generating Station (Units 3-4) (d)	Dubuque, IA	1952-1959	IN	66	58
Burlington Combustion Turbines (Units 1-4) (d)	Burlington, IA	1994-1996	PK	79	58
Grinnell Combustion Turbines (Units 1-2) (d)	Grinnell, IA	1990-1991	PK	48	44
Red Cedar Combustion Turbine (Unit 1)	Cedar Rapids, IA	1996	PK	23	11
Total Gas				1,031	826

Marshalltown Combustion Turbines (Units 1-3)	Marshalltown, IA	1978	PK	189	143
Lime Creek Combustion Turbines (Units 1-2)	Mason City, IA	1991	PK	90	56
Centerville Combustion Turbines (Units 1-2) (d)	Centerville, IA	1990	PK	54	29
Diesel Stations (9 Units) (d)	Iowa and Minnesota	1963-1996	PK	16	11
Total Oil				349	239

Whispering Willow - East (121 Units) (h)	Franklin Co., IA	2009	IN	200	—
Total Wind				200	—

Total generating capacity				3,197	2,409

(a)
BL are designed for nearly continuous operation at or near full capacity to provide the system base load. IN follow system load changes with frequent starts and curtailments of output during low demand. PK are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2013 through May 2014.

(c)	Represents IPL’s 48% ownership interest in this 726 MW (nameplate capacity) / 644 MW (generating capacity) EGU, which is operated by IPL.

(d)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

(e)	Represents IPL’s 25.695% ownership interest in this 641 MW (nameplate capacity) / 623 MW (generating capacity) EGU, which is operated by MidAmerican.

(f)	Represents IPL’s 28% ownership interest in this 550 MW (nameplate capacity) / 486 MW (generating capacity) EGU, which is operated by MidAmerican.

(g)	Represents IPL’s 4% ownership interest in this 810 MW (nameplate capacity) / 725 MW (generating capacity) EGU, which is operated by MidAmerican.

(h)
Generating capacity represents 0% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2013 through May 2014. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2013 through May 2014.

At December 31, 2013, IPL owned approximately 19,696 miles of overhead electric distribution line and 2,843 miles of underground electric distribution cable, as well as 714 substation distribution transformers, substantially all of which are located in Iowa and Minnesota.

Gas - IPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At December 31, 2013, IPL’s gas distribution facilities included approximately 5,051 miles and 238 miles of gas mains located in Iowa and Minnesota, respectively.

Other - IPL’s other property included in “Property, plant and equipment - Other” on its Consolidated Balance Sheets consists primarily of steam service assets, operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

WPL
Electric - At December 31, 2013, WPL’s EGUs by primary fuel type were as follows:

			Primary	Nameplate	Generating
		In-service	Dispatch	Capacity	Capacity
Name of EGU	Location	Dates	Type (a)	in MW	in MW (b)
Columbia Energy Center (Units 1-2) (c)	Portage, WI	1975-1978	BL	473	504
Edgewater Generating Station (Unit 5)	Sheboygan, WI	1985	BL	380	402
Edgewater Generating Station (Unit 4) (d) (e)	Sheboygan, WI	1969	BL	225	211
Nelson Dewey Generating Station (Units 1-2) (e)	Cassville, WI	1959-1962	BL	200	207
Edgewater Generating Station (Unit 3) (e)	Sheboygan, WI	1951	IN	60	54
Total Coal				1,338	1,378

Riverside Energy Center (Units 1-3) (f)	Beloit, WI	2004	IN	675	568
Neenah Energy Facility (Units 1-2)	Neenah, WI	2000	PK	371	279
South Fond du Lac Combustion Turbines (2 Units) (g)	Fond du Lac, WI	1994	PK	191	143
Rock River Combustion Turbines (Units 3-6) (h)	Beloit, WI	1967-1972	PK	169	85
Sheepskin Combustion Turbine (Unit 1)	Edgerton, WI	1971	PK	42	33
Total Gas				1,448	1,108

Bent Tree - Phase I (122 Units) (i)	Freeborn Co., MN	2010-2011	IN	201	—
Cedar Ridge (41 Units) (j)	Fond du Lac Co., WI	2008	IN	68	8
Total Wind				269	8

Prairie du Sac Hydro Plant (8 Units)	Prairie du Sac, WI	1914-1940	IN	31	14
Kilbourn Hydro Plant (4 Units)	Wisconsin Dells, WI	1926-1939	IN	10	6
Total Hydro				41	20

Total generating capacity				3,096	2,514

(a)
BL are designed for nearly continuous operation at or near full capacity to provide the system base load. IN follow system load changes with frequent starts and curtailments of output during low demand. PK are generally low efficiency, quick response units that run primarily when there is high demand.

(b)	Based on the generating capacity of the EGUs included in MISO’s resource adequacy process for the planning period from June 2013 through May 2014.

(c)	Represents WPL’s 46.2% ownership interest in this 1,023 MW (nameplate capacity) / 1,091 MW (generating capacity) EGU, which is operated by WPL.

(d)	Represents WPL’s 68.2% ownership interest in this 330 MW (nameplate capacity) / 309 MW (generating capacity) EGU, which is operated by WPL.

(e)	Refer to “Strategic Overview” in MDA for discussion of EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

(f)
WPL was credited 568 MW of generating capacity for this EGU for the planning period from June 2013 through May 2014. WPL is utilizing 468 MW of the accredited generating capacity from Riverside to satisfy its PRM requirements and has sold 100 MW of the accredited capacity to a third party with a PPA through May 2014.

(g)	Represents Units 2 and 3, which WPL owns. WPL also operates South Fond du Lac Combustion Turbines Units 1 and 4.

(h)
Rock River Combustion Turbine Unit 6 was not operating during the testing period for MISO’s resource adequacy process for the planning period from June 2013 through May 2014, resulting in no capacity being credited to the EGU for that planning period.

(i)
Generating capacity represents 0% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2013 through May 2014. The 0% allocation resulted from the lack of firm transmission at this wind site during the planning period from June 2013 through May 2014.

(j)
Generating capacity represents 12% of the capacity of this wind project based upon the MISO resource adequacy process, which is determined separately for each wind site, during the planning period from June 2013 through May 2014.

At December 31, 2013, WPL owned approximately 16,379 miles of overhead electric distribution line and 5,070 miles of underground electric distribution cable, as well as 303 substation distribution transformers, substantially all of which are located in Wisconsin. Refer to Note 10(b) of the “Combined Notes to Consolidated Financial Statements” for information regarding WPL’s lease of Sheboygan Falls from Resources’ Non-regulated Generation business.

Gas - WPL’s gas properties consist primarily of mains and services, meters, regulating and gate stations and other related distribution equipment. At December 31, 2013, WPL’s gas distribution facilities included approximately 4,131 miles of gas mains located in Wisconsin.

Other - WPL’s other property included in “Property, plant and equipment - Other” on its Consolidated Balance Sheets consists primarily of operating and storeroom facilities, vehicles, computer hardware and software, communication equipment and other miscellaneous tools and equipment.

Resources - Resources’ principal properties included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at December 31, 2013 were as follows:

Non-regulated Generation - Includes Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired facility near Sheboygan Falls, Wisconsin that was placed in service in 2005 and is leased to WPL, and the 99 MW (60 Units) Franklin County wind project in Franklin County, Iowa that was placed in service in 2012. Sheboygan Falls was credited with 282 MW of generating capacity for MISO’s resource adequacy process for the planning period from June 2013 through May 2014.

Transportation - Includes a short-line railway in Iowa with 114 railroad track miles, 13 active locomotives and 102 railcars; a barge terminal on the Mississippi River; and a coal terminal in Williams, Iowa.

Other non-regulated investments - Includes two corporate airplanes and real estate investments.

Corporate Services - Corporate Services’ property included in “Property, plant and equipment - Non-regulated and other” on Alliant Energy’s Consolidated Balance Sheet at December 31, 2013 consisted primarily of computer software and the corporate headquarters building located in Madison, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

Alliant Energy - None.

IPL - None.

WPL - None.

Other - Alliant Energy, IPL and WPL are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that final disposition of these actions will not have a material effect on their financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
None of the executive officers for Alliant Energy, IPL or WPL listed below are related to any member of the Board of Directors or nominee for director or any other executive officer. All of the executive officers have no definite terms of office and serve at the pleasure of the Board of Directors. The executive officers of Alliant Energy, IPL and WPL as of the date of this filing are as follows (numbers following the names represent the officer’s age as of the date of this filing):

Executive Officers of Alliant Energy
Patricia L. Kampling, 54, has served as a director since January 2012, and as Chairman of the Board, President and CEO since April 2012. She previously served as President and Chief Operating Officer since February 2011, as EVP and CFO from September 2010 to February 2011, as EVP-CFO and Treasurer from January 2010 to September 2010, and as VP-CFO and Treasurer from January 2009 to January 2010.
Thomas L. Aller, 64, was elected Senior VP effective February 2014. He previously served as Senior VP-Operations Support since January 2013 and as Senior VP-Energy Resource Development from January 2009 to January 2013. Mr. Aller announced his intent to retire effective March 31, 2014.
James H. Gallegos, 53, was elected Senior VP and General Counsel effective February 2014. He previously served as VP and General Counsel since November 2010, and as VP and Corporate General Counsel of BNSF Railway Company, a subsidiary of Burlington Northern and Santa Fe Corporation, from April 2003 to April 2010.
Thomas L. Hanson, 60, was elected Senior VP and CFO effective January 2013. He previously served as VP and CFO since May 2011, as VP-CFO and Treasurer from February 2011 to May 2011, as VP-CAO and Treasurer from September 2010 to February 2011, and as VP-Controller and CAO from January 2007 to September 2010.
Douglas R. Kopp, 60, was elected Senior VP effective March 2014. He previously served as VP-Environmental Affairs since January 2013, as Director-Environmental Affairs from January 2011 to January 2013, as Plant Manager of the Prairie Creek Generating Station from September 2010 to January 2011, as Plant Manager of the Sutherland Generating Station from May 2009 to September 2010 and as Plant Manager of the Sixth Street Generating Station from July 2006 to May 2009.
John O. Larsen, 50, was elected Senior VP effective February 2014. He previously served as Senior VP-Generation since January 2010 and as VP-Generation from August 2008 to January 2010.
Robert J. Durian, 43, was elected Controller and CAO effective February 2011. He previously served as Controller since September 2010, as Assistant Controller from March 2009 to September 2010 and as Director of Financial Reporting from February 2006 to March 2009.

Executive Officers of IPL
Patricia L. Kampling, 54, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
Thomas L. Aller, 64, was elected President effective January 2004. Mr. Aller announced his intent to retire effective March 31, 2014.
Douglas R. Kopp, 60, was elected Senior VP effective March 2014 and President effective April 2014.
James H. Gallegos, 53, was elected Senior VP and General Counsel effective February 2014.
Thomas L. Hanson, 60, was elected Senior VP and CFO effective January 2013.
John O. Larsen, 50, was elected Senior VP effective February 2014.
Robert J. Durian, 43, was elected Controller and CAO effective February 2011.

Executive Officers of WPL
Patricia L. Kampling, 54, has served as a director since January 2012, and as Chairman of the Board and CEO since April 2012.
John O. Larsen, 50, was elected President effective December 2010.
Thomas L. Aller, 64, was elected Senior VP effective February 2014. Mr. Aller announced his intent to retire effective March 31, 2014.
James H. Gallegos, 53, was elected Senior VP and General Counsel effective February 2014.
Thomas L. Hanson, 60, was elected Senior VP and CFO effective January 2013.
Douglas R. Kopp, 60, was elected Senior VP effective March 2014.
Robert J. Durian, 43, was elected Controller and CAO effective February 2011.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price - Alliant Energy’s common stock trades on the NYSE under the symbol “LNT.” Quarterly sales price ranges and dividends with respect to Alliant Energy’s common stock were as follows:

	2013			2012
Quarter	High	Low	Dividend	High	Low	Dividend
First	$50.23	$43.73	$0.47	$44.57	$41.86	$0.45
Second	53.52	46.79	0.47	46.00	42.00	0.45
Third	54.18	48.17	0.47	47.65	42.95	0.45
Fourth	53.69	48.83	0.47	45.66	42.21	0.45
Year	54.18	43.73	1.88	47.65	41.86	1.80

Stock closing price at December 31, 2013: $51.60

Shareowners - At December 31, 2013, there were 30,873 holders of record of Alliant Energy’s common stock, including holders through Alliant Energy’s Shareowner Direct Plan. Alliant Energy is the sole common shareowner of all 13,370,788 and 13,236,601 shares of IPL and WPL common stock, respectively, currently outstanding. As a result, there is no established public trading market for the common stock of either IPL or WPL.

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

Alliant Energy does not have any significant common stock dividend restrictions. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for information about IPL’s and WPL’s dividend restrictions and limitations on distributions to their parent company.

Common Stock Repurchases - A summary of Alliant Energy common stock repurchases for the quarter ended December 31, 2013 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May
Period	Purchased (a)	Share	Publicly Announced Plan	Yet Be Purchased Under the Plan (a)
October 1 to October 31	2,966	$50.67	—	N/A
November 1 to November 30	2,032	53.57	—	N/A
December 1 to December 31	56	52.16	—	N/A
	5,054	51.85	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

Other - Refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for details of securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Financial Information

Alliant Energy	2013 (a)	2012 (a)	2011 (a)	2010	2009 (b)
	(dollars in millions, except per share data)
Income Statement Data:
Operating revenues	$3,276.8	$3,094.5	$3,221.4	$3,262.1	$3,133.2
Income from continuing operations, net of tax	382.1	340.8	341.4	310.2	130.3
Loss from discontinued operations, net of tax	(5.9)	(5.1)	(19.5)	(3.9)	(0.6)
Net income	376.2	335.7	321.9	306.3	129.7
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	364.2	324.9	323.1	291.5	111.6
Loss from discontinued operations, net of tax	(5.9)	(5.1)	(19.5)	(3.9)	(0.6)
Net income	358.3	319.8	303.6	287.6	111.0
Common Stock Data:
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.29	$2.93	$2.92	$2.64	$1.01
Loss from discontinued operations, net of tax	($0.06)	($0.04)	($0.18)	($0.04)	$—
Net income	$3.23	$2.89	$2.74	$2.60	$1.01
Common shares outstanding at year-end (000s)	110,944	110,987	111,019	110,894	110,656
Dividends declared per common share	$1.88	$1.80	$1.70	$1.58	$1.50
Market value per share at year-end	$51.60	$43.91	$44.11	$36.77	$30.26
Book value per share at year-end	$29.58	$28.25	$27.14	$26.09	$25.06
Market capitalization at year-end	$5,724.7	$4,873.4	$4,897.0	$4,077.6	$3,348.5
Other Selected Financial Data:
Cash flows from operating activities	$731.0	$841.1	$702.7	$984.9	$657.1
Construction and acquisition expenditures	$798.3	$1,158.1	$673.4	$866.9	$1,202.6
Total assets at year-end	$11,112.4	$10,785.5	$9,687.9	$9,282.9	$9,036.0
Long-term obligations, net	$3,338.1	$3,141.5	$2,708.0	$2,710.3	$2,512.2
Times interest earned before income taxes (c)	3.52X	3.75X	3.59X	3.81X	1.80X
Capitalization ratios:
Common equity	46%	47%	50%	49%	49%
Preferred stock of subsidiaries	3%	3%	3%	4%	4%
Long- and short-term debt	51%	50%	47%	47%	47%
Total	100%	100%	100%	100%	100%

(a)	Refer to “Alliant Energy’s Results of Operations” in MDA for discussion of the 2013, 2012 and 2011 results of operations.

(b)	In 2009, Alliant Energy incurred $203 million of pre-tax losses related to the repurchase of its 2.5% Exchangeable Senior Notes due 2030.

(c)
Represents the sum of income from continuing operations before income taxes plus interest expense, divided by interest expense. The calculation does not consider the “Loss on early extinguishment of debt” that Alliant Energy has incurred as part of interest expense.

IPL	2013 (a)	2012 (a)	2011 (a)	2010	2009
	(in millions)
Operating revenues	$1,818.8	$1,650.3	$1,740.1	$1,795.8	$1,708.0
Net income	189.9	150.2	139.3	143.4	153.0
Earnings available for common stock	173.6	137.6	124.3	128.0	137.6
Cash dividends declared on common stock	128.1	122.9	73.4	—	—
Cash flows from operating activities	232.6	291.0	366.9	549.6	373.2
Total assets	5,806.0	5,457.0	5,093.5	4,937.6	4,892.2
Long-term obligations, net	1,559.2	1,361.7	1,311.0	1,310.6	1,160.9

(a)	Refer to “IPL’s Results of Operations” in MDA for a discussion of the 2013, 2012 and 2011 results of operations.

Alliant Energy is the sole common shareowner of all 13,370,788 shares of IPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

WPL	2013 (a)	2012 (a)	2011 (a)	2010	2009
	(in millions)
Operating revenues	$1,406.3	$1,392.0	$1,434.4	$1,423.6	$1,386.1
Net income	177.5	165.7	163.5	152.3	89.5
Earnings available for common stock	175.9	162.4	160.2	149.0	86.2
Cash dividends declared on common stock	116.3	112.0	112.1	109.5	91.0
Cash flows from operating activities	423.3	427.4	428.8	372.4	305.8
Total assets	4,804.4	4,762.6	4,044.0	3,889.6	3,681.4
Long-term obligations, net	1,432.2	1,436.1	1,190.7	1,193.7	1,146.3

(a)	Refer to “WPL’s Results of Operations” in MDA for a discussion of the 2013, 2012 and 2011 results of operations.

Alliant Energy is the sole common shareowner of all 13,236,601 shares of WPL’s common stock outstanding. As such, earnings per share data is not disclosed herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included in this report. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. At December 31, 2013, WPL, through its ownership interest in WPL Transco, held an approximate 16% interest in ATC, a transmission-only utility operating in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses as of December 31, 2013 is shown below.

Alliant Energy

Utility and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for further discussion of these proposed sales.

Utility and Corporate Services - IPL and WPL own a portfolio of EGUs located in Iowa, Wisconsin and Minnesota with a diversified fuel mix including coal, natural gas and renewable resources. The output from these EGUs, supplemented with purchased power, is used to provide electric service to approximately 1 million electric customers in the upper Midwest. The utility business also procures natural gas from various suppliers to provide service to approximately 418,000 retail gas customers in the upper Midwest. Alliant Energy’s utility business is its primary source of earnings and cash flows. The earnings and cash flows from the utility and Corporate Services business are sensitive to various external factors including, but not limited to, the amount and timing of rates approved by regulatory authorities, the impact of weather and economic conditions on electric and gas sales volumes and other factors listed in “Risk Factors” in Item 1A and “Forward-looking Statements.”

Non-regulated Business and Parent - Resources manages various businesses including Non-regulated Generation (EGU management), Transportation (short-line railway and barge transportation services) and several other modest investments. Parent includes the operations of Alliant Energy (parent holding company).

Financial Results - Details regarding Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for 2013 and 2012 were as follows (dollars in millions, except per share amount):

	2013		2012
	Net Income	EPS	Net Income	EPS
Continuing operations:
Utilities and Corporate Services	$356.5	$3.22	$304.8	$2.75
Non-regulated and parent	7.7	0.07	20.1	0.18
Income from continuing operations	364.2	3.29	324.9	2.93
Loss from discontinued operations	(5.9)	(0.06)	(5.1)	(0.04)
Net income	$358.3	$3.23	$319.8	$2.89

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

Utilities and Corporate Services - Higher EPS from continuing operations in 2013 compared to 2012 was primarily due to:

•	$0.32 per share of purchased electric capacity expense related to the Riverside PPA recorded in 2012;

•	$0.14 per share related to the impact of state income tax charges in 2012 due to changes in state apportionment projections caused by Alliant Energy’s announced sale of the RMT business;

•	$0.13 per share from the revenue requirement adjustment related to certain IPL tax benefits in 2013;

•	an estimated $0.13 per share of higher weather-normalized retail electric and gas sales in 2013 compared to 2012;

•	$0.11 per share of lower energy conservation cost recovery amortizations at WPL in 2013 compared to 2012;

•	$0.06 per share of lower income tax expense at IPL in 2013 compared to 2012 due to Iowa rate-making practices; and

•	an estimated $0.05 per share of net increases in revenues from higher electric and gas sales in 2013 compared to 2012 due to weather conditions.

These items were partially offset by:

•	$0.17 per share of higher depreciation expense in 2013 compared to 2012, primarily due to WPL’s acquisition of Riverside in December 2012;

•	$0.09 per share of higher generation operation and maintenances expenses in 2013 compared to 2012;

•	$0.08 per share of higher electric transmission service expenses, net of recoveries, in 2013 compared to 2012;

•	$0.06 per share of higher performance-based compensation expense in 2013 compared to 2012;

•	$0.06 per share of charges related to preferred stock redemptions at IPL and WPL in 2013; and

•	$0.05 per share of higher distribution system operation and maintenance expenses in 2013 compared to 2012.

Non-regulated and parent - Lower EPS from continuing operations in 2013 compared to 2012 was primarily due to $0.04 per share of losses incurred at the Franklin County wind project in 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting their respective earnings during 2013, 2012 and 2011.

Strategic Overview Highlights
Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in Iowa and Wisconsin. The strategic plan is built upon three key elements: competitive costs, safe and reliable service, and balanced generation. Key strategic plan developments impacting Alliant Energy, IPL and WPL include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•	January 2013 - The IUB issued an order allowing IPL to proceed with a PPA for the purchase of capacity and energy generated by DAEC for a term of February 22, 2014 through December 31, 2025.

•	February 2013 - The IUB approved IPL’s most recent EPB, which includes emission controls projects for Ottumwa Unit 1 and Lansing Unit 4.

•
April 2013 - WPL announced that its current environmental compliance plans include installing an SCR at Columbia Unit 2 to reduce NOx emissions. The SCR is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR or some alternative to this rule that may be implemented. WPL currently expects to file a CA application with the PSCW in the second quarter of 2014 for the SCR at Columbia Unit 2.

•
June 2013 - WPL received an order from the PSCW approving WPL’s CA application to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions. WPL currently expects to begin construction of the project in 2014 and place it in service in 2016.

•
July 2013 - FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff, which determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. The revisions to ITC’s Attachment “FF” tariff required by the FERC order result in the owners of the EGUs being responsible for a substantially higher portion of the transmission network upgrade costs required to meet MISO interconnection requirements. IPL and WPL currently anticipate that ITC will pursue an option separate from ITC’s revised Attachment “FF” tariff to self-fund the transmission network upgrades associated with Marshalltown and Bent Tree, respectively. As a result, ITC would incur the capital expenditures to construct the transmission network upgrades and include a direct charge for such transmission network upgrade costs as part of its electric transmission service costs billed to IPL and WPL as the owners of Marshalltown and Bent Tree, respectively.

•
September 2013 - IPL signed separate definitive agreements to sell its Minnesota electric and natural gas distribution assets. Proceeds from the sales are expected to be approximately $128 million in aggregate, subject to customary closing adjustments. The proceeds are expected to reduce Alliant Energy’s and IPL’s future financing requirements. Pending all necessary federal and state regulatory approvals, including the MPUC, FERC and the IUB, the transactions are expected to be concluded in the second half of 2014. The electric distribution asset sales agreement includes a wholesale power supply agreement, which is subject to FERC approval. The agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings.

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

•
November 2013 - The IUB issued an order approving a siting certificate and establishing rate-making principles for Marshalltown. The rate-making principles include a cost cap of $920 million (including costs to construct Marshalltown, a pipeline to supply natural gas to Marshalltown and transmission network upgrades to transmit electricity from Marshalltown, as well as AFUDC), an 11% return on common equity for the 35-year depreciable life and a 10.3% return on common equity for the calculation of AFUDC. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent. The IUB’s approval is contingent upon the receipt of various state and federal permitting approvals. Pending all remaining regulatory approvals, IPL currently expects to begin construction of Marshalltown in 2014 and place it in service in 2017.

•
November 2013 - WPL received approval from MISO to retire Nelson Dewey Units 1 and 2. MISO has also approved WPL’s retirement of Edgewater Unit 3. Both approvals are contingent on completion of necessary transmission network upgrades.

•
December 2013 - IPL received an order from the IUB approving IPL’s EEP for 2014 through 2018. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and is expected to conserve electric and natural gas usage equal to that of more than 100,000 homes.

•
January 2014 - WPL received an order from the PSCW approving a request for generation performance and reliability improvements at Columbia Units 1 and 2. WPL expects to begin construction in the first half of 2015 and place the projects in service by the end of 2017.

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

•
January 2013 - The IUB authorized IPL to recover the Iowa retail portion of the costs of its DAEC PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The IUB encouraged IPL to continue discussions with parties to the DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding regarding rate impacts beginning in 2014. IPL is preparing to file an Iowa retail electric base rate case without interim rates in late March 2014 in case such discussions do not result in a resolution of the issues. Based on the terms of the January 2013 order, if the IUB would order a rate decrease from such a rate case, IPL has agreed to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014. IPL currently anticipates a decision from the IUB on this matter by the end of 2014, either through an approved rate case or an approved settlement.

•	February 2013 - IPL received an order from the IUB approving the 2013 electric tax benefit rider tariff and a $24 million revenue requirement adjustment recognized during 2013.

•
November 2013 - Alliant Energy announced WPL currently expects to make a retail rate filing in late March 2014 based on a forward-looking test period that may include calendar years 2015 and 2016. The form and magnitude of such filing is currently being analyzed and could range from a future test year 2015 electric fuel plan to a full rate case for the 2015 and 2016 test period. Any rate changes granted are expected to be effective in early 2015.

•	December 2013 - IPL received an order from the IUB approving the 2014 electric tax benefit rider tariff and a $15 million revenue requirement adjustment to be recognized during 2014.

•
December 2013 - IPL received an order from the MPUC approving full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs of approximately $30 million, effective January 1, 2013.

•
December 2013 - WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014, to reflect anticipated increases in retail electric fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs.

•	January 2014 - IPL received an order from the IUB approving IPL’s transmission cost rider rates effective February 1, 2014.

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

•
June 2013 - The EPA issued proposed effluent limitation guidelines, which would require changes to discharge limits for wastewater from steam generating facilities. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the issuance of the final guidelines.

•
June 2013 - President Obama announced plans to address climate change and issued a memorandum directing the EPA to proceed with rules to reduce CO2 emissions from new and existing fossil-fueled EGUs. In January 2014, the EPA published revised proposed NSPS for GHG emissions for new fossil-fueled EGUs. A date for finalizing these standards has not yet been established. The EPA is expected to issue proposed and final NSPS for GHG emissions for existing EGUs by June 1, 2014 and June 1, 2015, respectively, which would provide guidelines that states must follow to achieve required GHG emissions reductions. SIPs that provide details of how these guidelines are to be met would be required from state agencies by June 30, 2016.

•
June 2013 - The U.S. Supreme Court issued an order granting an EPA petition for review of a D.C. Circuit Court decision to vacate and remand CSAPR for further EPA review. The U.S. Supreme Court ruling on the CSAPR vacatur is expected in 2014, and during the interim, CAIR remains effective.

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

•
October 2013 - IPL issued $250 million of 4.7% senior debentures due 2043. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $65 million and for general working capital purposes.

•
November 2013 - Alliant Energy announced an increase in its targeted 2014 annual common stock dividend to $2.04 per share, which is equivalent to a quarterly rate of $0.51 per share, beginning with the February 2014 dividend payment.

•
November 2013 - IPL received authority from FERC to issue through December 31, 2015 up to $750 million of long-term debt securities in aggregate, up to $750 million of short-term debt securities at any time and up to $300 million of preferred stock in aggregate.

•
November 2013 - Alliant Energy, IPL and WPL announced their future financing plans, which include issuing up to $600 million, $300 million and $300 million, respectively, of additional long-term debt in 2014. Alliant Energy currently expects to issue approximately $150 million of common stock through 2016. Alliant Energy currently does not plan to issue any material amount of common stock in 2014.

•
December 2013 - At December 31, 2013, Alliant Energy and its subsidiaries had $721 million of available capacity under their revolving credit facilities, $121 million of available capacity at IPL under its sales of accounts receivable program and $10 million of cash and cash equivalents.

•	January 2014 - Moody’s Investors Service raised Alliant Energy’s and WPL’s credit ratings.

Other Matters Highlights
Other key developments that could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
April 2013 - IPL and MidAmerican filed a joint Notice of Appeal, and the IUB and the Iowa Association of Electric Cooperatives filed Notices of Appeal, with the Iowa Supreme Court related to a ruling by the Polk County, Iowa District Court in March 2013. This ruling found Eagle Point is not a public utility and could sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. The District Court decision is currently stayed. Alliant Energy and IPL are unable to determine how this District Court ruling may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

•
July 2013 - FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff to conform to the MISO Attachment “FF” tariff. In August 2013, MISO submitted a filing with the proposed tariff revisions, which became effective as of the date of the July 2013 order. Also in August 2013, ITC filed a request for rehearing and/or clarification, and IPL filed a request for clarification. In February 2014, FERC issued an order that denied ITC’s request for rehearing, responded to the requests for clarification, accepted MISO’s tariff revisions and substantially affirmed its July 2013 order. The tariff revisions ordered by FERC are expected to reduce the amount of transmission network upgrade costs billed by ITC to IPL compared to what would have been billed under ITC’s prior Attachment “FF” tariff. Alliant Energy and IPL currently expect to pass on the Iowa retail portion of any changes in electric transmission service costs billed by ITC to IPL from the revision in ITC’s Attachment “FF” tariff to IPL’s retail electric customers in Iowa through the transmission cost recovery rider.

•
September 2013 - ITC finalized its Attachment “O” rate it proposes to charge its customers in 2014 for electric transmission services. The increase in ITC’s Attachment “O” rate, as well as MISO transmission charges for shared transmission projects, are expected to contribute to increases in future electric transmission service charges for IPL and WPL. Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2014 will be higher than the comparable expenses charged in 2013 by approximately $30 million, $20 million and $10 million, respectively. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the transmission cost recovery rider. A significant portion of the increase in WPL’s electric transmission service expenses was utilized to set electric revenues approved by the PSCW in WPL’s latest retail electric base rate case.

•
November 2013 - A group of MISO industrial customer organizations filed a complaint with FERC requesting to: (1) reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 9.15%; (2) institute a regulatory capital structure not to exceed 50% of common equity; and (3) eliminate certain return on equity adders. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. ITC’s and ATC’s current authorized regulatory capital structure for common equity is 60% and 50%, respectively. Any change to ITC’s and ATC’s return on equity and regulatory capital structure for common equity would impact the calculation of their respective Attachment “O” rates, resulting in changes to electric transmission service costs billed by ITC and ATC to their customers. Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. In addition, any change to ATC’s return on equity and regulatory capital structure for common equity could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future.

STRATEGIC OVERVIEW

Strategic Plan - Alliant Energy’s, IPL’s and WPL’s strategic plan focuses on their core business of delivering regulated electric and natural gas service in their Iowa and Wisconsin service territories. The strategic plan is built upon three key elements: competitive costs, safe and reliable service, and balanced generation.

Competitive Costs - Providing competitive and predictable energy costs for customers is a key element of the strategic plan. Alliant Energy, IPL and WPL are aware that the majority of their costs become part of rates charged to their customers and any rate increase has an impact on their customers. Given that potential public policy changes and resulting increases in future energy costs are possible, Alliant Energy, IPL and WPL are focused on controlling their costs with the intent of providing competitive rates to their customers. Alliant Energy and IPL also have electric and gas tax benefit riders, which utilize tax benefits from income tax strategies to provide credits on Iowa retail customers’ bills to help offset impacts of rate increases. Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” and “Rate Matters” for further discussion of the tax benefit riders. Energy efficiency is also an important part of the strategic plan and is an option that provides customers with the opportunity to save on their energy bills. Alliant Energy’s, IPL’s and WPL’s approach to energy efficiency is based on regulations in Iowa and Wisconsin. The objective in each of these states is to meet prescribed goals in the most cost-effective manner. Refer to “Energy Efficiency Programs” below for further discussion of energy efficiency programs used by Alliant Energy, IPL and WPL.

Safe and Reliable Service - The strategic plan is intended to focus resources on providing safe and reliable electricity and natural gas service. Investments are expected to be targeted in system improvements, replacing aging infrastructure and distribution grid efficiency to maintain strong reliability. Alliant Energy, IPL and WPL monitor system performance and take the necessary steps to continually improve the safety and reliability of their service for their customers. Providing exceptional customer service, including emergency and outage response, is part of Alliant Energy’s, IPL’s and WPL’s mission and commitment to the customers they serve.

Balanced Generation - One of the key components of Alliant Energy’s, IPL’s and WPL’s strategic plan is focused on a balanced and flexible portfolio of energy resources that will meet their utility customers’ short- and long-term energy needs. Alliant Energy, IPL and WPL believe a diversified fuel mix for their EGUs is important to meeting the needs of their customers, shareowners and the environment while preparing for a potentially carbon-constrained environment in the future. The current strategic plan includes the following diversified portfolio of energy resources:

•	Natural gas - purchasing, constructing and/or converting to natural gas-fired EGUs;

•
Coal - implementing emission controls and performance and reliability improvements at their newer, larger and more efficient coal-fired EGUs, and fuel switching at, and retirement of, certain older, smaller and less efficient coal-fired EGUs;

•	PPAs - purchasing electricity to meet a portion of customer demand for electricity, including a nuclear generation PPA related to DAEC for a term of February 22, 2014 through December 31, 2025; and

•	Renewable - evaluating potential future development of existing wind sites.

Installing emission controls at the more efficient coal-fired EGUs and increasing levels of energy produced by Alliant Energy’s, IPL’s and WPL’s wind projects and other renewable energy resources results in significant environmental benefits.

Additional details of changes to Alliant Energy’s, IPL’s and WPL’s generation portfolio, as well as discussion of investments in emission controls and performance and reliability upgrades, are included in “Generation Plans” and “Environmental Compliance Plans” below.

Non-regulated Operations - The strategic plan for Alliant Energy’s non-regulated operations involves maintaining a modest portfolio of businesses that are accretive to earnings but not significant users of capital.

Generation Plans - Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their generation plans. Alliant Energy, IPL and WPL are currently evaluating the types of capacity and energy additions they will pursue to meet their customers’ long-term energy needs and are monitoring several related external factors that could influence those evaluations. Some of these external factors include regulatory policies and decisions, changes in long-term projections of customer demand, availability and cost effectiveness of different generation technologies, forward market prices for fossil fuels, market conditions for obtaining financing, developments related to federal and state RPS, environmental requirements, such as any future requirements relating to GHG emissions or renewable energy sources, and federal and state tax incentives.

Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - In November 2013, the IUB issued an order approving a siting certificate and establishing rate-making principles for IPL’s construction of an approximate 600 MW natural gas-fired combined-cycle EGU in Marshalltown, Iowa, referred to as Marshalltown. In November 2013, IPL accepted the IUB’s rate-making principles, which include the following:

•
A cost cap of $920 million, including costs to construct Marshalltown, a pipeline to supply natural gas to Marshalltown and transmission network upgrades to transmit electricity from Marshalltown as well as AFUDC. Any costs incurred in excess of the cost cap are expected to be incorporated into rates if determined to be reasonable and prudent.

•	An 11% return on common equity for the 35-year depreciable life of Marshalltown and a 10.3% return on common equity for the calculation of AFUDC related to the construction of Marshalltown.

•	The application of double leverage is deferred until IPL’s next retail electric base rate case or other proceeding.

The IUB’s approval is contingent upon the receipt of various state and federal permitting approvals necessary to construct and operate the EGU. In December 2013, the IUB approved the construction of a pipeline for the transportation of natural gas to Marshalltown. Pending all remaining regulatory approvals, IPL currently expects to begin construction of Marshalltown in 2014 and place it in service in 2017. Refer to “Transmission Network Upgrades” below for discussion of transmission network upgrade costs associated with Marshalltown.

WPL’s Potential Generation Investment - In 2013, WPL initiated a feasibility study of resource options to address its future customer energy and capacity needs as part of its long-term resource planning. Based on its long-term resource plans that include the retirements of Edgewater Unit 3 and Nelson Dewey Units 1 and 2 by the end of 2015, and the retirement or fuel switching to natural gas of Edgewater Unit 4 by the end of 2018, WPL is currently planning for a new generation investment to address its customer energy and capacity needs in 2019 and beyond. WPL currently expects to begin incurring capital expenditures in 2016 for the potential generation investment. Options under consideration include conversion of an existing natural gas-fired facility from simple-cycle to combined-cycle, or the construction of a new resource. WPL plans to complete the feasibility study of resource options and file the necessary regulatory applications for approval of the selected resource option with the PSCW by the end of 2014. Refer to “Liquidity and Capital Resources” for details regarding estimated capital expenditures associated with this potential generation investment.

Coal-Fired Generation -
Emission Controls Projects - Alliant Energy’s, IPL’s and WPL’s strategic plan includes new emission controls at IPL’s and WPL’s newer, larger and more efficient coal-fired EGUs to continue producing affordable energy for customers and to benefit the environment. Refer to “Environmental Compliance Plans” below for details regarding these emission controls projects including the capital expenditures in 2014 through 2017 currently anticipated for these projects.

Generation Improvement Projects - Alliant Energy’s, IPL’s and WPL’s strategic plan includes investments in performance and reliability improvements at their newer, larger and more efficient coal-fired EGUs including IPL’s Lansing Unit 4 and Ottumwa Unit 1, and WPL’s Edgewater Unit 5, and Columbia Units 1 and 2. Refer to “Liquidity and Capital Resources” for details regarding estimated capital expenditures in 2014 through 2017 for these generation performance and reliability improvement projects.

Columbia Units 1 and 2 - In January 2014, WPL received an order from the PSCW approving a request for generation performance and reliability improvements at Columbia Units 1 and 2. WPL’s portion of the capital expenditures for the projects, excluding AFUDC, is currently estimated to be between $55 million and $65 million. WPL expects to begin construction in the first half of 2015 and place the projects in service by the end of 2017.

Plant Retirements or Fuel Switching - Alliant Energy’s, IPL’s and WPL’s current strategic plan includes the retirement of, and fuel switching at, several older, smaller and less efficient EGUs. The following table provides a list of the EGUs retired in 2013 as well as EGUs that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

EGU (In-Service Year)	Nameplate Rated Capacity (a)	Actual / Expected Action (b)
IPL:
Lansing Unit 3 (1957)	38 MW	Retired in 2013
M.L. Kapp Unit 2 (1967)	218 MW	Fuel switch in 2015 (c)
Dubuque Unit 3 (1952)	29 MW	Retire by December 31, 2016 (d)
Dubuque Unit 4 (1959)	37 MW	Retire by December 31, 2016 (d)
Fox Lake Unit 1 (1950)	11 MW	Retire by December 31, 2017
Fox Lake Unit 3 (1962)	82 MW	Retire by December 31, 2017 (d) (e)
Sutherland Unit 1 (1955)	37 MW	Retire by December 31, 2017 (e)
Sutherland Unit 3 (1961)	82 MW	Retire by December 31, 2017 (e)
Other units	Approximately 200 MW	Retire by December 31, 2017 (e)
WPL:
Edgewater Unit 3 (1951)	60 MW	Retire by December 31, 2015 (f)
Nelson Dewey Unit 1 (1959)	100 MW	Retire by December 31, 2015 (f)
Nelson Dewey Unit 2 (1962)	100 MW	Retire by December 31, 2015 (f)
Edgewater Unit 4 (1969)	225 MW (g)	Fuel switch or retire by December 31, 2018

(a)
Nameplate rated capacity represents the nominal amount of electricity an EGU is designed to produce. Each EGU is also assessed a generating capacity amount from MISO through its annual resource adequacy process. The generating capacity amount assessed by MISO is subject to change each year and is based upon the current performance capability of the EGU and is based on historical forced outages.

(b)	As of December 31, 2013, the aggregate net book value of EGUs that may be retired in the future was $64 million for IPL and $97 million for WPL.

(c)	M.L. Kapp Unit 2 is expected to switch from coal to natural gas as its primary fuel type in 2015.

(d)
Final MISO studies could indicate that the retirement of Dubuque Units 3 and 4 and Fox Lake Unit 3 may result in reliability issues and that transmission network upgrades for system reliability are necessary to enable such retirements. Under the current MISO tariff, the specific timing for the retirement of these EGUs could depend on the timing of the required transmission network upgrades as well as various operational, market and other factors.

(e)	The retirements of Fox Lake Unit 3, Sutherland Units 1 and 3, and other units are contingent on the construction of Marshalltown as well as various operational, market and other factors.

(f)	In 2013, WPL received approval from MISO to retire Edgewater Unit 3, and Nelson Dewey Units 1 and 2, contingent on completion of transmission network upgrades necessary for system reliability.

(g)	Reflects WPL’s 68.2% ownership interest in Edgewater Unit 4.

Alliant Energy, IPL and WPL are working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions. The expected dates for the retirement and fuel switching of these EGUs are subject to change depending on operational, regulatory, market and other factors. Alliant Energy, IPL and WPL also continue to evaluate the potential retirement of other EGUs within their generation fleet.

Nuclear Generation -
IPL’s DAEC PPA - In January 2013, the IUB issued an order allowing IPL to proceed with a PPA that was negotiated with NER, a subsidiary of NextEra Energy, Inc., for the purchase of capacity and energy generated by DAEC located near Palo, Iowa. The IUB also authorized IPL to recover the Iowa retail portion of the cost of the DAEC PPA from Iowa retail electric customers through the energy adjustment clause. The terms of the PPA provide IPL the right to NER’s entire output quantities (70% of the total plant output) in exchange for payment from IPL to NER based on the amount of MWhs received by IPL. IPL will purchase 431 MWs of capacity and the resulting energy from DAEC for a term from February 22, 2014 through December 31, 2025. Among the terms and conditions of the PPA are guarantees by NER to provide minimum amounts of capacity and energy. The PPA also contains provisions for the replacement of energy from alternative sources under certain conditions as well as provisions that convey to IPL the potential environmental attributes associated with its portion of the output from DAEC. Refer to “Rate Matters” for further discussion of the IUB’s January 2013 order approving the DAEC PPA.

Wind Generation -
Resources’ Franklin County Wind Project - The Franklin County wind project began generating electricity in 2012. Resources is currently selling the electricity output from the wind project into the MISO market as a merchant generator, and is evaluating different options to sell the electricity output from this wind project. Such options include entering into a PPA with an independent third party, entering into a PPA with either IPL or WPL and/or continuing to sell the output into the MISO market as a merchant generator.

Undeveloped Wind Sites - IPL has approximately 200 MW of wind site capacity remaining in Franklin County, Iowa. WPL has approximately 200 MW of wind site capacity remaining in Freeborn County, Minnesota. Future development of the balance of these wind sites will depend on numerous factors such as changes in customer demand, RPS, environmental requirements, electricity and fossil fuel prices, wind project costs, technology advancements and transmission capabilities.

Refer to Note 3 of the “Combined Notes to Consolidated Financial Statements” for further discussion of the Franklin County wind project and undeveloped wind sites.

Transmission Network Upgrades - In July 2013, FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff. ITC’s Attachment “FF” tariff determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. The revisions to ITC’s Attachment “FF” tariff required by the FERC order result in the owners of the EGUs being responsible for a substantially higher portion of the transmission network upgrade costs required to meet MISO interconnection requirements. As a result of the July 2013 FERC order, IPL and WPL initially expected to incur capital expenditures for transmission network upgrades for Marshalltown and Bent Tree, respectively, that would have previously been reimbursed by ITC under the previous Attachment “FF” tariff. However, IPL and WPL currently anticipate that ITC will pursue an option under the terms of MISO’s Attachment “X” tariff to self-fund the transmission network upgrades associated with Marshalltown and Bent Tree. As a result, ITC would incur the capital expenditures to construct the transmission network upgrades and include a direct charge for such transmission network upgrade costs as part of its electric transmission service costs billed to IPL and WPL as the owners of Marshalltown and Bent Tree, respectively. Refer to “Other Future Considerations” for further discussion of ITC’s Attachment “FF” tariff.

Marshalltown - ITC is expected to construct the majority of the required transmission network upgrades for Marshalltown, which IPL currently expects to be completed in 2016. IPL currently expects any regulatory filings necessary for approval of the transmission network upgrades will be made after the execution of the interconnection agreement for Marshalltown, which is expected in the second quarter of 2014. IPL anticipates the required transmission network upgrades for Marshalltown will result in additional electric transmission service costs billed by ITC to IPL if ITC pursues the option to self-fund. IPL currently expects to pass on the Iowa retail portion of any changes in the electric transmission service costs to IPL’s retail electric customers in Iowa through the transmission cost recovery rider. IPL does not currently believe that the cost cap included in the IUB’s order approving construction of Marshalltown would be affected if ITC were to ultimately self-fund the transmission network upgrades for Marshalltown.

Bent Tree - Phase I Wind Project - ITC is expected to construct the majority of the transmission network upgrades for the Bent Tree - Phase I wind project, which WPL currently expects to be completed in 2016. WPL currently expects any regulatory filings necessary for approval of the transmission network upgrades will be made after the execution of a revised interconnection agreement for Bent Tree, which is expected in the second quarter of 2014. WPL anticipates the transmission network upgrades for Bent Tree will result in additional electric transmission service costs billed by ITC to WPL if ITC pursues the option to self-fund. WPL currently expects to seek recovery of any changes in the electric transmission service costs from WPL’s electric customers in future rates.

Utility Business Divestitures -
IPL’s Minnesota Electric and Natural Gas Distribution Assets - Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the proposed sales of IPL’s Minnesota electric and natural gas distribution assets. Alliant Energy and IPL currently do not expect the sales of these assets to have a significant impact on their earnings for 2014.

Environmental Compliance Plans - Alliant Energy, IPL and WPL have developed environmental compliance plans to help ensure cost effective compliance with current and proposed environmental laws and regulations. Alliant Energy, IPL and WPL expect these environmental laws and regulations will require significant reductions of future emissions of NOx, SO2, PM, mercury and other HAPs at their EGUs. Alliant Energy, IPL and WPL review and update, as deemed necessary and in accordance with regulatory requirements, their environmental compliance plans to address various external factors. Some of these external factors include regulatory decisions regarding proposed emission controls projects, developments related to environmental regulations, outcomes of legal proceedings, settlements reached with environmental agencies and citizens groups, availability and cost effectiveness of different emission reduction technologies, market prices for electricity and fossil fuels, market prices for emission allowances, market conditions for obtaining financings, and federal and state tax incentives. Refer to “Environmental Matters” for details of certain current and proposed environmental regulations, including regulations for which these plans are expected to support compliance obligations. The following table provides current estimates of capital expenditures planned for 2014 through 2017 as well as the total (past and future) project costs for certain emission controls projects included in Alliant Energy’s, IPL’s and WPL’s current environmental compliance plans (in millions):

	Actual/
	Expected						Total
Generating Unit	In-service Date	Technology (a)	2014	2015	2016	2017	Project Cost
IPL:
George Neal Units 3 & 4 (b)	2013/2014	Scrubber & Baghouse	$20	$—	$—	$—	$120-$140
Ottumwa Unit 1	2014	Scrubber & Baghouse	30	—	—	—	150-170
Lansing Unit 4	2015	Scrubber	20	15	—	—	50-60
WPL:
Columbia Units 1 & 2	2014	Scrubber & Baghouse	30	—	—	—	275-285
Edgewater Unit 5	2016	Scrubber & Baghouse	85	115	85	5	280-320
Columbia Unit 2	2018	SCR	—	15	35	35	100-120

(a)
Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the EGU boiler to remove SO2 and other acid gases (including hydrochloric acid) and capture them in a solid or liquid waste by-product. A scrubber typically removes more than 90% of the SO2 emissions.

Baghouse, including carbon injection, is a post-combustion process that injects carbon particles into the stream of gases leaving the EGU boiler to facilitate the capture of mercury in filters or bags. This process can remove more than 85% of mercury emissions.
SCR is a post-combustion process that injects ammonia or urea into the stream of gases leaving the EGU boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion, enabling NOx emissions reductions of up to 90%.

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

IPL’s Emission Controls Projects - Under Iowa law, IPL is required to file an EPB biennially. Filing of annual periodic reports regarding the implementation of IPL’s compliance plan and related budget identified in an EPB is also currently required under a settlement agreement between IPL and the OCA. An EPB provides a utility’s compliance plan and related budget to meet applicable state environmental requirements and federal air quality standards. IUB approval of an EPB demonstrates that the IUB believes the EPB is reasonably expected to achieve cost-effective compliance with applicable state environmental requirements and federal air quality standards. In February 2013, the IUB approved IPL’s most recent EPB, which includes the emission controls projects for Ottumwa Unit 1 and Lansing Unit 4 listed in the above table. MidAmerican’s most recent EPB has also been approved by the IUB, which includes the emission controls projects for George Neal Units 3 and 4 listed in the above table.

George Neal Units 3 and 4, and Ottumwa Unit 1 - Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the scrubber and baghouse projects at George Neal Units 3 and 4, and Ottumwa Unit 1.

Lansing Unit 4 - IPL is constructing a scrubber at Lansing Unit 4 to reduce SO2 emissions at the EGU. The scrubber at Lansing Unit 4 is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR or some alternative to this rule that may be implemented.

Other - IPL is currently constructing lower-cost emission controls projects at Burlington Unit 1 and Prairie Creek Units 3 and 4 to support compliance obligations for current and anticipated air quality regulatory requirements, including the MATS Rule. Alliant Energy and IPL currently anticipate the projects will be completed in 2014, at which time these generating facilities will be in compliance with the MATS Rule.

WPL’s Emission Controls Projects - WPL must file a CA and receive authorization from the PSCW to proceed with any individual emission controls project with an estimated project cost of $10 million or more.

Columbia Units 1 and 2, and Edgewater Unit 5 - Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the scrubber and baghouse projects at Columbia Units 1 and 2, and Edgewater Unit 5.

Columbia Unit 2 - WPL currently expects to file a CA application with the PSCW in the second quarter of 2014 to install an SCR at Columbia Unit 2 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality regulatory requirements, including CAIR or some alternative to this rule that may be implemented.

Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of a Consent Decree approved by the Court in June 2013, which includes a requirement for WPL to install emission controls systems noted above at certain of its EGUs.

Energy Efficiency Programs - Alliant Energy, IPL and WPL have several energy efficiency programs and initiatives that help customers reduce their energy usage and related costs through the use of new energy efficient equipment, products and practices. The following are Alliant Energy’s, IPL’s and WPL’s current key energy efficiency programs:

IPL EEP - In December 2013, IPL received an order from the IUB approving IPL’s EEP for 2014 through 2018. The EEP includes IPL spending approximately $400 million for electric and natural gas energy efficiency programs in Iowa from 2014 through 2018, and is expected to conserve electric and natural gas usage equal to that of more than 100,000 homes. In accordance with Iowa law, IPL is required to file an EEP every five years. An EEP provides a utility’s plan and related budget to achieve specified levels of energy savings. IUB approval demonstrates that the IUB believes that IPL’s EEP is reasonably expected to achieve cost effective delivery of the energy efficiency programs. To the extent approved by the IUB, costs associated with executing the EEP are recovered from ratepayers through an additional tariff called an EECR factor. The EECR factors are revised annually and include a reconciliation to eliminate any over- or under-recovery of energy efficiency expenses from prior periods. There are no carrying costs associated with the cost recovery factors. The annual EECR factors are based on IPL’s approved budget as filed with its EEP, along with any over- or under-collection from prior periods, and therefore are not expected to have a material impact on Alliant Energy’s and IPL’s financial condition or results of operations.

Focus on Energy Program - In 2013 and 2012, WPL contributed 1.2% of annual utility revenues to help fund Focus on Energy, Wisconsin’s state-wide energy efficiency and renewable energy resource program.

Shared Savings Programs - IPL and WPL have historically offered energy efficiency programs to certain customers in Minnesota and Wisconsin referred to as Shared Savings programs. These programs have provided low-cost financing to help customers identify, purchase and install energy efficiency improvement projects. The customers repay IPL and WPL with monthly payments over a term up to five years. Refer to Note 5(c) of the “Combined Notes to Consolidated Financial Statements” for additional details of Shared Savings programs.

RATE MATTERS

Overview - Alliant Energy has two utility subsidiaries, IPL and WPL. IPL and WPL are subject to federal regulation by FERC, which has jurisdiction over wholesale electric rates and certain natural gas facilities, and state regulation in Iowa, Wisconsin and Minnesota for retail utility rates and standards of service. Such regulatory oversight also covers IPL’s and WPL’s plans for construction and financing of new EGUs and related activities.

Recent Retail Base Rate Filings - Details of IPL’s and WPL’s recent retail base rate cases impacting their historical and future results of operations are as follows (dollars in millions; Electric (E); Gas (G)):

Retail Base Rate Cases	Utility Type	Filing Date	Interim Increase Implemented (a)(b)	Interim Effective Date	Final Increase / (Decrease) Granted (b)	Final Effective Date
WPL:
Wisconsin 2013/2014 Test Period	E/G	May-12	N/A	N/A	E-$0;G-($13)	Jan-13
IPL:
Iowa 2011 Test Year	G	May-12	$9	Jun-12	11	Jan-13
Minnesota 2009 Test Year	E	May-10	14	Jul-10	8	Feb-12 (c)
Iowa 2009 Test Year	E	Mar-10	119	Mar-10	114	Apr-11

(a)
In Iowa, IPL’s interim rates can be implemented 10 days after the filing date, without regulatory review and are subject to refund, pending determination of final rates. In Minnesota, IPL’s interim rates can be implemented 60 days after the filing date, with regulatory review and are subject to refund, pending determination of final rates. The amount of the interim rates is replaced by the amount of final rates once the final rates are effective.

(b)
Base rate changes reflect both returns on additions to infrastructure and recovery of changes in costs incurred or expected to be incurred. Given that a portion of the rate changes will offset changes in costs, revenues from rate changes should not be expected to result in an equal change in net income for either IPL or WPL.

(c)	Refer to “IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)” below for details of the final recovery amount of IPL’s Whispering Willow - East wind project costs.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The retail base rate filing request was based on a forward-looking test period that included 2013 and 2014. The filing requested approval for WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013 followed by a freeze of such gas base rates through the end of 2014. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2014. Recovery of the costs for the acquisition of Riverside, the SCR project at Edgewater Unit 5 and the scrubber and baghouse projects at Columbia Units 1 and 2 were included in the request. The recovery of the costs for these capital projects are offset by decreases in rate base resulting from increased net deferred tax liabilities, the impact of changes in the amortizations of regulatory assets and regulatory liabilities, and the reduction of capacity payments. WPL’s retail base rate filing included continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual regulatory return on common equity falls below 8.5%; and (2) WPL must defer a portion of its earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. The amount of earnings WPL must defer is equal to 50% of its excess earnings between 10.66% and 11.40% and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. As of December 31, 2013, Alliant Energy and WPL did not record any material deferred amounts for these provisions.

Refer to “WPL’s Retail Fuel-related Rate Filings” below for information on WPL’s retail fuel-related filings for 2013 and 2014. Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for details of impacts to “Regulatory assets” on Alliant Energy’s and WPL’s Consolidated Balance Sheets from the PSCW’s July 2012 order.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of capital investments since IPL’s last Iowa retail gas rate case filed in 2005. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012.

In November 2012, the IUB approved a settlement agreement between IPL, the OCA and the Iowa Consumers Coalition related to IPL’s request resulting in a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013, a 9.6% return on common equity after the application of double leverage and the adoption of IPL’s proposed gas tax benefit rider discussed below.

Gas Tax Benefit Rider - IPL’s May 2012 retail gas rate case filing with the IUB included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL proposed to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In November 2012, IPL received an order from the IUB authorizing the gas tax benefit rider. The

IUB’s order authorized up to $12 million of regulatory liabilities from tax benefits to be credited to IPL’s retail gas customers’ bills in Iowa annually from January 2013 through December 2015 through the gas tax benefit rider. In December 2012, IPL filed a report with the IUB that identified approximately $48 million of total tax benefits allocated for use with the gas tax benefit rider. Any remaining benefit, including any portion not utilized of the agreed upon amount from January 2013 through December 2015, will be credited to Iowa’s retail gas customers’ bills in 2016. IPL utilized $11 million of regulatory liabilities to credit Iowa retail gas customers’ bills in 2013. Refer to “IPL’s Iowa Retail Electric Rate Case (2009 Test Year)” below and Note 2 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of the tax benefit riders.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in IPL’s Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010.

In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Because the final rate increase level was below the interim retail rate increase level implemented in July 2010, IPL refunded $4 million, including interest, to its Minnesota retail electric customers in 2012.

The MPUC’s order approved IPL’s Minnesota renewable energy rider request on a temporary basis but deferred judgment on the prudence of the Whispering Willow - East wind project costs. The initial recovery amount of the project costs were allowed through the temporary renewable energy rider at a levelized cost of $51 per MWh. In December 2013, IPL received an order from the MPUC approving full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs of approximately $30 million, effective January 1, 2013. IPL will continue to recover all costs, including production tax credits, through the renewable energy rider until all costs are moved into base rates, subject to approval by the MPUC in a future rate proceeding.

Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s November 2011 order. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of adjustments made by Alliant Energy and IPL in 2011 and 2013 to the carrying value of IPL’s Whispering Willow - East wind project, based on amounts IPL determined were probable of being disallowed for recovery from its Minnesota retail electric customers.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) - In 2010, IPL filed a request with the IUB to increase annual rates for its Iowa retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail electric rate increase of $119 million, or approximately 10%, on an annual basis, effective March 20, 2010. In February 2011, IPL received an order from the IUB authorizing a final annual retail electric rate increase of $114 million, or approximately 10%. Because the final rate increase level was below the interim rate increase level of $119 million implemented on March 20, 2010, IPL refunded $5 million, including interest, to its Iowa retail electric customers in 2011. Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for details of changes to regulatory assets and regulatory liabilities based on a separate January 2011 IUB order.

Transmission Cost Rider - In January 2011, the IUB approved IPL’s proposal to implement a transmission cost rider for recovery of electric transmission service expenses incurred to provide electric service to IPL’s retail customers in Iowa. The IUB stipulated that the rider would be implemented on a pilot basis conditional upon IPL’s agreement to not file a retail electric base rate case for three years from the date of the order and meet additional reporting requirements. In January 2011, IPL accepted the transmission cost rider with the IUB’s conditions. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated. Effective February 2011, electric transmission service expenses were removed from base rates and billed to IPL’s Iowa retail electric customers through the transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa retail electric customers for changes in electric transmission service expenses. The cumulative effects of the under-/over-collection of these costs will be recorded in regulatory assets or regulatory liabilities on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers.

In November 2013, IPL filed its latest request with the IUB to update the rates IPL uses to bill its Iowa retail electric customers in 2014 under the transmission cost rider. In January 2014, IPL received an order from the IUB approving IPL’s rates for 2014 as requested, which became effective February 1, 2014. Refer to “Other Future Considerations - Electric Transmission Service Charges” for discussion of estimated increases in transmission service charges expected by IPL for 2014.

Electric Tax Benefit Rider - In 2009, IPL filed a request with the IUB to create a regulatory liability account for potential tax benefits resulting from changes in tax accounting methodologies and tax elections available under the Internal Revenue Code. These potential tax benefits are related to the tax treatment of repairs expenditures, allocation of insurance proceeds from floods in 2008 and allocation of mixed service costs. In December 2012, IPL filed a report with the IUB requesting approval of the final amount of the regulatory liability account based on the tax benefits generated from these changes in tax accounting methodologies and tax elections that were sustained under IRS audit. The December 2012 report filed by IPL identified approximately $500 million of such tax benefits, which includes $452 million allocated for use with the electric tax benefit rider and $48 million allocated for use with the gas tax benefit rider discussed previously. In February 2013, the IUB authorized IPL to reduce the billing credits on customers’ bills by $24 million in 2013 to recognize the revenue requirement impact of the changes in tax accounting methods. This resulted in a revenue requirement adjustment increasing Alliant Energy’s and IPL’s electric revenues by $24 million in 2013.

The electric tax benefit rider, which was approved by the IUB and implemented in early 2011, utilizes amounts from the regulatory liability account to credit bills of Iowa retail customers to help offset the impact of rate increases on such customers. These credits on customers’ electric bills reduce electric revenues each quarter based on customers’ KWh usage. In 2013, 2012 and 2011, the electric tax benefit rider utilized $79 million, $83 million and $61 million of the regulatory liability account to credit IPL’s customers’ bills, respectively. In December 2013, the IUB issued an order approving IPL’s 2014 electric tax benefit rider tariff, which proposes to utilize $85 million of the regulatory liability account in 2014 to credit IPL’s retail electric customers’ bills. In December 2013, the IUB also authorized IPL to reduce the $85 million of billing credits on customers’ bills by $15 million in 2014 to recognize the revenue requirement impact of the changes in tax accounting methods.

The remaining $144 million of the regulatory liability account balance allocated for use with the electric tax benefit rider is currently expected to be utilized subsequent to 2014 and will be dependent on future decisions by the IUB. Refer to Notes 2 and 11 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of the impacts of the electric tax benefit rider on Alliant Energy’s and IPL’s regulatory assets and regulatory liabilities, income tax expense and effective income tax rates.

WPL’s Retail Fuel-related Rate Filings -
2014 Test Year - In December 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014, to reflect anticipated increases in retail electric fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Deferral of under-collections are reduced to the extent WPL’s actual return on common equity exceeds the most recently authorized return on common equity.

2013 Test Year - In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 to reflect anticipated decreases in retail electric fuel-related costs in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. WPL’s 2013 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL for 2013 did not fall outside of the fuel monitoring range.

2012 Test Year - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million, effective January 1, 2012 to reflect anticipated increases in fuel-related costs in 2012 compared to fuel-related cost estimates used to determine rates for 2011. WPL’s 2012 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012 recorded in “Regulatory liabilities” on Alliant Energy’s and WPL’s Consolidated Balance Sheets as of December 31, 2012). In 2013, WPL refunded $12 million, including interest, to its retail electric customers for these over-collections.

Planned Utility Rate Cases in 2014 -
IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In January 2013, the IUB issued an order allowing IPL to proceed with its DAEC PPA for a term of February 22, 2014 through December 31, 2025 and authorized IPL to recover the Iowa retail portion of the costs of such PPA from Iowa retail electric customers through the energy adjustment clause beginning February 22, 2014. The January 2013 order encouraged IPL to continue discussions with parties to the DAEC PPA proceeding to resolve concerns expressed by such parties during the proceeding regarding rate impacts beginning in 2014. IPL is preparing to file an Iowa retail electric base rate case without interim rates in late March 2014 in case such discussions do not result in a resolution of the issues. The key drivers to determining the final rates in such a rate case are expected to be the reduction in purchased electric capacity expenses in 2014 with the expiration of the existing DAEC PPA and significant additions to IPL’s rate base since its 2009 test year retail electric rate case for emission controls added to generating facilities to comply with environmental regulations, generation performance improvement projects and other capital expenditures to ensure reliable electric service. IPL currently believes the impact of the reduction in purchased electric capacity expenses on the determination of final rates will be largely offset by the significant rate base additions since IPL’s last retail electric rate case. However, IPL is currently unable to predict the final rates to be determined by the IUB from such a rate case. Final rates may also be dependent on other matters expected to be addressed in such rate case, including extension of the current temporary transmission rider, utilization of remaining regulatory liabilities related to the electric tax benefit rider and future revenue requirement adjustments related to certain tax benefits from tax accounting method changes. Based on the terms of the IUB’s January 2013 order discussed above, if the IUB would order a rate decrease from such a rate case, IPL has agreed to subject its Iowa retail electric base rates to potential refund beginning February 22, 2014. IPL currently anticipates a decision from the IUB on this matter by the end of 2014, either through an approved rate case or an approved settlement.

WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - WPL currently expects to make a retail rate filing in late March 2014 based on a forward-looking test period that may include calendar years 2015 and 2016. The form and magnitude of such filing is currently being analyzed and could range from a future test year 2015 electric fuel plan to a full rate case for the 2015 and 2016 test period. The key non-fuel drivers for the anticipated filing include recovery of the scrubber and baghouse projects at Columbia Units 1 and 2 and partial recovery of the scrubber and baghouse projects at Edgewater Unit 5. The recovery of costs associated with these capital projects is expected to be partially offset by lower energy conservation cost recovery amortizations. Any rate changes granted are expected to be effective in early 2015.

Rate Case Details - Details of the currently effective rate orders in IPL’s and WPL’s key jurisdictions were as follows (Common Equity (CE); Preferred Equity (PE); Long-term Debt (LD); Short-term Debt (SD)):

		Authorized Return						Average
	Test	on Common	Regulatory Capital Structure				After-tax	Rate Base
Jurisdictions	Period	Equity (a)	CE	PE	LD	SD	WACC	(in millions)
IPL:
Iowa retail (IUB):
Electric:
- Emery (b)	2009	11.58%	48.2%	6.5%	45.3%	N/A	8.85%	$281
- Whispering Willow - East (b)	2009	11.09%	48.2%	6.5%	45.3%	N/A	8.61%	266
- Other (b)	2009	9.53%	48.2%	6.5%	45.3%	N/A	7.86%	1,843
Gas (c)	2011	9.56%	48.8%	5.0%	46.2%	N/A	7.76%	255
Minnesota retail (MPUC):
Electric	2009	10.35%	47.7%	6.3%	43.9%	2.1%	8.11%	126 (d)
Gas	1994	10.75%	41.0%	7.4%	44.0%	7.6%	8.82%	7
Wholesale electric (FERC) (e)	2013	10.97%	48.9%	5.4%	45.7%	N/A	8.32%	30

WPL:
Wisconsin retail (PSCW):
Electric	2014	10.40%	49.4%	1.9%	44.2%	4.5%	7.77%	2,240 (f)
Gas	2014	10.40%	49.4%	1.9%	44.2%	4.5%	7.77%	199 (f)
Wholesale electric (FERC) (g)	2013	10.90%	55.0%	N/A	45.0%	N/A	8.49%	273 (h)

(a)	Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

(b)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the IUB’s January 2011 order discussed above. Prior to the application of double leverage, authorized returns on common equity were: Emery-12.23%, Whispering Willow-East-11.7% and Other-10.0%, and after-tax WACC were: Emery-9.16%, Whispering Willow-East-8.91% and Other-8.09%.

(c)
Authorized returns on common equity and after-tax WACC reflect application of double leverage pursuant to the unanimous settlement agreement approved in the IUB’s November 2012 order. Prior to the application of double leverage, authorized return on common equity was 10.0% and after-tax WACC was 8.0%.

(d)
Average rate base amounts do not include Whispering Willow - East capital costs, which are currently being recovered through a temporary renewable energy rider approved by the MPUC. Refer to “IPL’s Minnesota Retail Electric Rate Case (2009 Test Year)” above for details of the final recovery amount of the Whispering Willow - East capital costs.

(e)	IPL’s wholesale formula rates reflect annual changes in CE, PE, LD, WACC and rate base.

(f)
Average rate base amounts do not include CWIP or a cash working capital allowance. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(g)	WPL’s wholesale formula rates reflect annual changes in WACC and rate base.

(h)
WPL’s wholesale average rate base reflects production-related rate base calculated as the simple average of the beginning of year and end of year balances in accordance with WPL’s approved formula rates.

ENVIRONMENTAL MATTERS

Overview - Alliant Energy, IPL and WPL are subject to regulation of environmental matters by federal, state and local authorities as a result of their current and past operations. Alliant Energy, IPL and WPL monitor these environmental matters and address them by installing controls that reduce emissions and by implementing operational modifications or other measures to address compliance obligations. These programs are subject to continuing review and are periodically revised due to various factors, including but not limited to changes in environmental regulations, litigation of environmental requirements, construction plans and compliance costs. There is currently significant regulatory uncertainty with respect to a number of environmental rules and regulations discussed below. Given the dynamic nature of environmental regulations and other related regulatory requirements, Alliant Energy, IPL and WPL have established an integrated planning process that is used for environmental compliance for their operations. Alliant Energy, IPL and WPL anticipate future expenditures for environmental compliance will be material, including significant capital investments. Alliant Energy, IPL and WPL anticipate that prudent expenditures incurred by IPL and WPL to comply with environmental requirements would likely be recovered in rates from IPL’s and WPL’s customers. Refer to “Strategic Overview - Environmental Compliance Plans” for details of environmental compliance plans, including discussion of specific projects and the associated estimated capital expenditures. The following are major environmental matters that could potentially have a significant impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Air Quality - The CAA and its amendments mandate preservation of air quality through existing regulations and periodic reviews to ensure adequacy of the CAA provisions based on scientific data. As part of the basic framework under the CAA, the EPA is required to establish NAAQS rules, which serve to protect public health and welfare. These rules address six “criteria” pollutants, four of which (NOx, SO2, PM and ozone) are particularly relevant to Alliant Energy’s, IPL’s and WPL’s electric utility operations. Ozone is not directly emitted from Alliant Energy’s, IPL’s and WPL’s EGUs; however, NOx emissions may contribute to its formation in the atmosphere. PM2.5 may also be formed in the atmosphere from SO2 and NOx emissions.

SIPs document the collection of regulations that individual state agencies will apply to maintain NAAQS rules and related CAA requirements. The EPA must approve each SIP and if a SIP is not acceptable to the EPA or if a state chooses not to issue separate state rules, then the EPA can assume enforcement of the CAA in that state by issuing a federal implementation plan. Routinely monitored locations that do not comply with NAAQS rules may be classified by the EPA as non-attainment and require further actions to reduce emissions. Additional emissions standards may also be applied under the CAA regulatory framework beyond NAAQS rules. The specific federal and state air quality regulations that may affect Alliant Energy’s, IPL’s and WPL’s operations are listed in the table below. Refer to the sections below the following tables for detailed discussion of the following air quality regulations.

	Emissions	Alliant Energy’s Primary Facilities	Actual/Anticipated
Environmental Regulation	Regulated	Potentially Affected	Compliance Deadline
CAIR	SO2, NOx	Fossil-fueled EGUs over 25 MW capacity in IA and WI	Phase I - 2009/2010; Phase II - January 2015
CAVR	SO2, NOx, PM	Fossil-fueled EGUs built between 1962 and 1977 in IA and WI	TBD
MATS Rule	Mercury and other HAPs	Coal-fueled EGUs over 25 MW capacity in IA and WI	April 2015 (a)
Wisconsin State Mercury Rule	Mercury	WPL’s coal-fueled EGUs over 25 MW capacity	Phase I - 2010; Phase II - April 2016
Industrial Boiler and Process Heater MACT Rule	Mercury and other HAPs	IPL’s Prairie Creek boilers 1, 2 and 5	January 2016 (a)
Ozone NAAQS Rule	NOx	Fossil-fueled EGUs in non-attainment areas	December 2015
Fine Particulate NAAQS Rule	SO2, NOx, PM	Fossil-fueled EGUs in non-attainment areas	2020
NO2 NAAQS Rule	NO2	Fossil-fueled EGUs in non-attainment areas	TBD
SO2 NAAQS Rule	SO2	Fossil-fueled EGUs in non-attainment areas	2018
GHG NSPS	CO2	Fossil-fueled EGUs	New units upon startup and existing units TBD

(a)	An additional year for compliance can be requested, which may be granted on a case-by-case basis by state permitting authorities.

The following table lists the fossil-fueled generating facilities by primary fuel type that IPL and WPL currently own or operate with greater than 25 MW of nameplate capacity. All of IPL’s generating facilities listed below are located in Iowa except for Fox Lake Unit 3, which is located in Minnesota. All of WPL’s generating facilities listed below are located in Wisconsin. Refer to “Strategic Overview” for discussion of various generating facilities that may be retired or changed from coal-fired to an alternative fuel source in the next few years.

IPL			WPL
Coal	Natural Gas	Oil	Coal	Natural Gas
Ottumwa 1	Emery 1-3	Marshalltown 1-3	Columbia 1-2	Riverside 1-3
Lansing 4	Fox Lake 3	Lime Creek 1-2	Edgewater 3-5	Sheboygan Falls 1-2
M.L. Kapp 2 (a)	Sutherland 1,3 (b)	Centerville 1-2	Nelson Dewey 1-2	Neenah 1-2
Burlington 1	Dubuque 3-4			South Fond du Lac 1-4
George Neal 3-4				Rock River 3,5-6
Prairie Creek 3-4				Sheepskin 1
Louisa 1

(a)	M.L. Kapp Unit 2 is expected to switch from coal to natural gas as its primary fuel type in 2015.

(b)
In 2012, IPL switched Sutherland Units 1 and 3 to using natural gas as their primary fuel type; however, Sutherland Units 1 and 3 are still permitted to burn coal and are subject to all of the coal-burning EGU air regulations.

As discussed in greater detail below, a number of these air regulations are subject to legal challenges, reconsideration and/or other uncertainties that affect Alliant Energy’s, IPL’s and WPL’s ability to predict with certainty what impact such regulations may have on their financial condition and results of operations.

CAIR/CSAPR - CAIR includes a regional cap-and-trade system covering the eastern U.S., where compliance with SO2 and NOx emissions limits may be achieved by either adding emission controls and/or purchasing emission allowances. In 2011, the EPA issued CSAPR as a replacement rule for CAIR. CSAPR also included requirements to reduce SO2 and NOx emissions. In June 2013, the U.S. Supreme Court issued an order granting an EPA petition for review of a D.C. Circuit Court decision to vacate and remand CSAPR for further EPA review. The U.S. Supreme Court ruling on the CSAPR vacatur is expected in 2014, and during the interim, CAIR remains effective. Given that these rules remain subject to potential further reconsideration by the EPA in response to legal challenges, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact on their financial condition or results of operations. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants, and expect that capital investments and/or modifications to their EGUs to meet the final compliance requirements will be significant.

CAVR - CAVR requires states to develop and implement plans to address visibility impairment in designated national parks and wilderness areas across the U.S. with a national goal of no impairment by 2064. These implementation plans require BART emission controls at certain IPL and WPL fossil-fueled EGUs that were built between 1962 and 1977 and other additional measures needed for reducing state contributions to regional haze. IPL’s facilities that may be impacted include Burlington Unit 1, George Neal Units 3 and 4, Prairie Creek Unit 4, M.L. Kapp Unit 2 and Lansing Unit 4. WPL’s facilities that may be impacted include Edgewater Unit 4, Nelson Dewey Unit 2, and Columbia Units 1 and 2.

In 2012, the EPA published a final rule (BART-CSAPR Rule) that allowed BART obligations for SO2 and NOx emissions to be fulfilled by compliance with CSAPR. In 2012, the EPA approved Wisconsin’s CAVR plan, which relied on the EPA’s BART-CSAPR rule. In 2012, the EPA issued a federal plan specifying that Iowa’s compliance with CSAPR would be sufficient to meet CAVR requirements.

As a result of the Court decision to vacate CSAPR, it is unknown whether the EPA will allow BART to be fulfilled by CAIR, a modified CSAPR or another rule pending the ongoing legal review of these regulations and the EPA’s responses to resolve the court orders on these rules. In addition, groups have legally challenged the EPA’s reliance on CSAPR to satisfy CAVR BART requirements. Alliant Energy, IPL and WPL are unable to predict with certainty the impact that CAVR might have on the operations of their existing EGUs until the legal challenges to CAIR and CSAPR are resolved.

MATS Rule - In 2011, the EPA issued the final MATS Rule, which requires compliance with emission limits for mercury and other HAPs. In 2012, the EPA issued a proposed reconsideration to the MATS Rule, including revisions to the startup and shutdown provisions for existing EGUs. In March 2013, the EPA announced that the final reconsideration rule for startup and shutdown provisions under the MATS Rule was delayed, but did not provide a revised schedule for issuance. Compliance with the MATS Rule is required by April 2015; however, an entity can request an additional year for compliance for units that are needed to assure power reliability, units needed while building replacement generation or repowering to gas, or units that need additional time to install air emission controls technology. In February 2014, the Wisconsin DNR approved an extension to the MATS compliance deadline for WPL’s Edgewater Unit 3 and Nelson Dewey Units 1 and 2 to April 2016. The MATS Rule is subject to legal challenge that is pending in the D.C. Circuit Court and a ruling in the case is not expected until mid-2014 or later. Given that this rule remains subject to legal challenge in the D.C. Circuit Court and possible revision due to the proposed reconsideration, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the MATS Rule on their financial condition and results of operations, but expect that capital investments and/or modifications to their EGUs could be significant to comply with the rule.

Wisconsin State Mercury Rule - The second phase of the Wisconsin State Mercury Rule requires large coal-fueled EGUs with greater than 150 MW of capacity to either achieve a mercury emissions reduction standard or limit the annual concentration of mercury emissions beginning in January 2015. Small coal-fueled EGUs between 25 MW and 150 MW of capacity must install Best Available Control Technology by January 2015 to reduce mercury emissions. As an alternative, the Wisconsin State Mercury Rule allows large and small EGUs to achieve compliance through averaging of covered emissions. WPL expects to utilize large and small EGU averaging to comply with this rule. In accordance with Wisconsin Statutes, EGUs complying with the MATS Rule by April 2015 would no longer be subject to the Wisconsin State Mercury Rule. The Wisconsin NRB proposed changes to the Wisconsin State Mercury Rule that would extend the second phase compliance date to April 2016, thereby accommodating the MATS Rule compliance deadline. A decision regarding Wisconsin NRB proposed changes to the Wisconsin State Mercury Rule is expected in 2014. Alliant Energy and WPL continue to evaluate the impact of the Wisconsin State Mercury Rule and the MATS Rule discussed above on their financial condition and results of operations to determine if further mercury emission reductions would be required.

Industrial Boiler and Process Heater MACT Rule - In 2012, the EPA issued a final reconsidered Industrial Boiler and Process Heater MACT Rule with a compliance deadline of early 2016 for major sources; however, an entity can request an additional year for compliance, which may be granted on a case-by-case basis by state permitting authorities. The rule is expected to apply to IPL’s Prairie Creek boilers 1, 2 and 5, and fossil-fueled auxiliary boilers and process heaters operated at other IPL and WPL fossil-fueled generating facilities. The rule requires compliance with HAPs emission limitations and work practice standards. The final rule remains subject to legal challenges in the D.C. Circuit Court. Given that this rule remains subject to legal challenges in the D.C. Circuit Court, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the Industrial Boiler and Process Heater MACT rule on their financial condition and results of operations, but expect that capital investments and/or modifications to their generating facilities to meet compliance requirements of the rule could be significant.

Ozone NAAQS Rule - The 2008 ozone NAAQS rule may require a reduction of NOx emissions in certain non-attainment areas based on classifications assigned by the EPA. There are five non-attainment classifications: marginal, moderate, serious, severe and extreme. In 2012, the EPA issued a final rule that classified Sheboygan County in Wisconsin as marginal ozone non-attainment, which requires this area to achieve the 2008 eight-hour ozone NAAQS by December 2015. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin. The final rule does not list any non-attainment areas in Iowa or Minnesota that impact IPL. In May 2013, the EPA issued a proposed rule to assist state agencies in developing SIPs. The SIPs will explain what actions and emission reductions may be required for compliance to achieve attainment. The Edgewater Unit 5 SCR system completed in 2012 is expected to assist with possible compliance obligations under the ozone NAAQS SIP for Wisconsin. In addition, the EPA is expected to issue a proposed rulemaking in 2014 in response to legal challenges for missing its five-year statutory deadline to re-evaluate the level of the 2008 ozone NAAQS, which could make the standard more stringent. Given the Wisconsin DNR has not yet issued an eight-hour ozone non-attainment SIP, and the 2008 standard may be revised, Alliant Energy and WPL are currently unable to predict with certainty the impact of the ozone NAAQS on their financial condition and results of operations.

Fine Particulate (PM2.5) NAAQS Rule - In 2012, the EPA issued a final rule that strengthened the annual PM2.5 NAAQS. The EPA is expected to designate non-attainment areas for the revised annual PM2.5 NAAQS by December 2014 with an effective date in early 2015. States with areas designated as non-attainment will be required to submit PM2.5 NAAQS SIPs within three years of the effective date of area designations by the EPA. The SIPs will explain what actions are needed in the non-attainment areas to achieve compliance with annual PM2.5 NAAQS. Compliance with the final rule is required five years after the effective date of the area designations by the EPA, which is expected to be 2020 for non-attainment areas designated by EPA in December 2014. Given that the PM2.5 NAAQS rule remains subject to legal challenges in the D.C. Circuit Court, the EPA has not yet designated non-attainment areas and the PM2.5 NAAQS SIPs have not been issued, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the final PM2.5 NAAQS rule on their financial condition and results of operations.

NO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for NO2. In 2012, the EPA issued a final rule that does not propose to designate any non-attainment areas in Iowa, Wisconsin or Minnesota. The EPA is expected to re-evaluate these designations in 2016 based on expanded monitoring data. Given that the EPA has not yet re-evaluated designations, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential NO2 NAAQS changes on their financial condition and results of operations.

SO2 NAAQS Rule - In 2010, the EPA issued a final rule that establishes a new one-hour NAAQS for SO2. In July 2013, the EPA finalized non-attainment designations for certain areas in the U.S. currently exceeding the SO2 standard based on ambient monitoring data, including parts of Iowa and Wisconsin; however, IPL and WPL do not operate any EGUs in these areas. Compliance with the SO2 NAAQS rule is currently expected to be required by 2018 for non-attainment areas finalized in 2013. Non-attainment designations for the remainder of the U.S. have been delayed to allow for modeling and collection of additional monitoring data. Given that this rule remains subject to legal challenges in the D.C. Circuit Court and the EPA has not yet issued final non-attainment designations for any areas where IPL or WPL operate EGUs, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of any potential SO2 NAAQS changes on their financial condition and results of operations.

GHG Emissions - Climate change continues to be assessed by policymakers including consideration of the appropriate actions to mitigate global warming. There is continued debate regarding the public policy response that the U.S. should adopt, involving both domestic actions and international efforts. As discussed in greater detail below, the EPA currently regulates GHG emissions under the Tailoring Rule for PSD construction permits and Title V operation permits, and President Obama has issued a memorandum directing the EPA to proceed with rules to reduce CO2 emissions from new and existing fossil-fueled EGUs. Additional proposals may be considered in the future, which could reduce GHG emissions through additional renewable energy standards and/or energy efficiency requirements.

In 2009, the EPA issued a finding that GHG emissions contribute to climate change, and therefore, threaten public health and welfare. This enabled the EPA to issue rules to report and regulate GHG emissions under the authority of the CAA. The EPA Mandatory GHG Reporting rule requires sources above certain threshold levels to monitor and report emissions. The primary GHG emitted from Alliant Energy’s, IPL’s and WPL’s utility operations is CO2 from the combustion of fossil fuels at their larger EGUs. Emissions of GHG are reported at the facility level in CO2e and include those facilities that emit 25,000 metric tons or more of CO2e annually. Annual emissions reported to the EPA for electric utility and natural gas distribution operations, in terms of total mass of CO2e, were as follows (in millions of metric tons):

	Alliant Energy		IPL		WPL
	2012	2011	2012	2011	2012	2011
CO2e emissions (a)	25.2	26.7	10.8	12.1	14.4	14.6

(a)	CO2e emissions reported to the EPA represent all emissions from the facilities operated by IPL and WPL and do not reflect their share of co-owned facilities operated by other companies.

In 2010, the EPA issued the GHG Tailoring Rule, which establishes a GHG emission threshold for major sources under the PSD construction permit and Title V operation permit. Legal challenges to the EPA’s permit authority to regulate GHG emissions under the GHG Tailoring Rule are pending review in the Supreme Court. There is no required deadline for the Supreme Court to issue a decision in this case.

In June 2013, President Obama announced plans to address climate change and issued a memorandum directing the EPA to proceed with rules to reduce CO2 emissions from new and existing fossil-fueled EGUs. In January 2014, the EPA published revised proposed NSPS for GHG emissions for new fossil-fueled EGUs, which would establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown is expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. Also, WPL’s potential generation investment could be impacted by these standards. A date for finalizing these standards has not yet been established.

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

WPL Consent Decree - Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of a Consent Decree approved by the Court in June 2013 and WPL’s obligations thereunder. The Consent Decree resolves an NOV issued by the EPA in 2009 and complaints filed by the Sierra Club in 2010 regarding alleged air permitting violations at Columbia, Edgewater and Nelson Dewey.

Other Air Quality Matters - IPL, the EPA, the State of Iowa and the Sierra Club are in discussions regarding CAA issues associated with IPL’s Iowa operations. Alliant Energy and IPL believe that they are in compliance with the CAA. IPL is pursuing these discussions because IPL believes there is an opportunity to reach an agreement among the parties that avoids potential litigation and the long-term planning and operational uncertainty associated with such litigation. Alliant Energy and IPL believe that any agreement could contain terms similar to those seen in other EPA CAA settlements, including, among others, the installation of emission controls, the retirement or fuel switching of EGUs, compliance with specified emission rates and emission caps, beneficial environmental mitigation projects and penalties, such as those addressed by the WPL Consent Decree. Alliant Energy and IPL are currently unable to predict with certainty the outcome of these discussions and the impact on their financial condition or results of operations.

Water Quality -
Section 316(b) of Federal Clean Water Act - The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to fish and other aquatic life. In 2011, the EPA issued a revised proposed rule related to Section 316(b) of the Federal Clean Water Act. This rule applies to existing and new cooling water intake structures at certain steam generating and manufacturing facilities. IPL and WPL have identified nine (Ottumwa 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, George Neal Units 3-4 and Louisa Unit 1) and three (Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) generating facilities, respectively, which may be impacted by the revised Section 316(b) Rule. A final rule is currently expected to be issued by the EPA in the first half of 2014, and compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of the EPA’s Section 316(b) rule on their financial condition and results of operations.

Hydroelectric Fish Passage Device - In 2002, FERC issued an order requiring WPL to install a fish passage device at its Prairie du Sac hydro plant. WPL has been working with the FWS and the Wisconsin DNR on the final design for the fish passage device. In 2012, FERC approved an updated deadline to install an agency-approved fish passage device at the facility by July 1, 2015. In January 2013, the FWS initiated an environmental study of the fish passage device under the National Environmental Policy Act, which could result in changes to the design of the fish passage device. The FWS has indicated that this environmental study will be completed in 2014, during which time WPL is expected to request an extension of the project deadline from FERC. Alliant Energy and WPL currently believe the required capital investments and/or modifications to install the currently designed fish passage device at the facility could be approximately $15 million.

Effluent Limitation Guidelines - In June 2013, the EPA issued proposed effluent limitation guidelines, which would require changes to discharge limits for wastewater from steam generating facilities. IPL and WPL have identified eleven (Emery Units 1-3, Ottumwa Unit 1, Prairie Creek Units 3-4, Fox Lake Units 1 and 3, Lansing Unit 4, Dubuque Units 3-4, M.L. Kapp Unit 2, Burlington Unit 1, Sutherland Units 1 and 3, George Neal Units 3-4 and Louisa Unit 1) and four (Riverside Units 1-3, Columbia Units 1-2, Nelson Dewey Units 1-2 and Edgewater Units 3-5) existing steam generating facilities, respectively, that are expected to be impacted by these guidelines. In addition, Marshalltown is expected to be impacted by these guidelines. Also, WPL’s potential generation investment could be impacted by these guidelines. Based on information in the proposed guidelines, IPL is currently unable to determine if Prairie Creek Unit 1 may be impacted by these guidelines. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam generating facilities and immediately upon operation for new steam generating facilities constructed after the issuance of the final guidelines. Given that the EPA has not yet issued final guidelines, Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these guidelines on their financial condition and results of operations, but believe the expenditures to comply with these guidelines could be significant.

Land and Solid Waste -
Coal Combustion Residuals - In 2010, the EPA issued a proposed rule considering two potential regulatory options for management of CCRs: (1) regulate as a special waste under the federal hazardous waste regulations when the CCR is destined for disposal, but continue to allow beneficial use applications of CCRs as a non-hazardous material; or (2) regulate as a non-hazardous waste for all applications subject to new national standards. These proposed regulations include additional requirements with significant impact for CCR management, beneficial use applications and disposal. IPL and WPL have nine and four current or former coal-fired EGUs, respectively, with one or more existing coal ash surface impoundments at each location. In addition, IPL and WPL each have two active CCR company-owned landfills. All of these CCR disposal units would be subject to the proposed rule currently anticipated to be finalized in 2014. The schedule for compliance with this rule has not yet been established. Alliant Energy, IPL and WPL are currently unable to predict with certainty the impact of these information collection requests, site inspections, or potential regulations for the management of CCRs, but expect that capital investments, operating expenditures and/or modifications to comply with CCR rules could be significant.

MGP Sites - Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s MGP sites.

Other - Refer to Note 16(e) of the “Combined Notes to Consolidated Financial Statements,” Item 1 Business, “Strategic Overview” and “Liquidity and Capital Resources - Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for further discussion of environmental matters, including discussion of specific projects and the associated estimated capital expenditures.

LEGISLATIVE MATTERS

Overview - Alliant Energy, IPL and WPL monitor various legislative developments, including those relating to energy, tax, financial and other matters. Key legislative developments impacting Alliant Energy, IPL and WPL include the following:

ATR Act - In January 2013, the ATR Act was enacted. The most significant provision of the ATR Act for Alliant Energy, IPL and WPL relates to the extension of bonus depreciation deductions for certain expenditures for property that are incurred through December 31, 2013. Based on capital projects placed into service in 2013 and projected to be placed into service 2014, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax returns for calendar years 2013 and 2014 will be approximately $130 million ($70 million for IPL and $45 million for WPL) and $250 million ($100 million for IPL and $150 million for WPL), respectively.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - “Executive Summary” provides an overview of Alliant Energy’s 2013 and 2012 earnings and the various components of Alliant Energy’s business. Additional details of Alliant Energy’s 2013, 2012 and 2011 earnings are discussed below.

Utility Electric Margins - Electric margins are defined as electric operating revenues less electric production fuel, energy purchases and purchased electric capacity expenses. Management believes that electric margins provide a more meaningful basis for evaluating utility operations than electric operating revenues since electric production fuel, energy purchases and purchased electric capacity expenses are generally passed through to customers, and therefore, result in changes to electric operating revenues that are comparable to changes in electric production fuel, energy purchases and purchased electric capacity expenses. Electric margins and MWh sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$1,009.1	$975.9	3%	$985.8	(1%)	7,824	7,679	2%	7,740	(1%)
Commercial	649.4	611.4	6%	612.1	—%	6,432	6,352	1%	6,253	2%
Industrial	765.4	741.8	3%	748.9	(1%)	11,471	11,555	(1%)	11,504	—%
Retail subtotal	2,423.9	2,329.1	4%	2,346.8	(1%)	25,727	25,586	1%	25,497	—%
Sales for resale:
Wholesale	195.4	187.6	4%	189.8	(1%)	3,564	3,317	7%	3,372	(2%)
Bulk power and other	17.7	23.8	(26%)	52.2	(54%)	763	1,303	(41%)	1,757	(26%)
Other	52.0	48.8	7%	47.0	4%	152	151	1%	151	—%
Total revenues/sales	2,689.0	2,589.3	4%	2,635.8	(2%)	30,206	30,357	—%	30,777	(1%)
Electric production fuel expense	431.0	367.2	17%	428.3	(14%)
Energy purchases expense	294.0	345.1	(15%)	336.2	3%
Purchased electric capacity expense	216.8	271.5	(20%)	257.2	6%
Margins (c)	$1,747.2	$1,605.5	9%	$1,614.1	(1%)

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

(c)
Includes $79 million, $83 million and $61 million of credits on Iowa retail electric customers’ bills for 2013, 2012 and 2011, respectively, resulting from IPL’s electric tax benefit rider. IPL’s electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2013, 2012 and 2011.

2013 vs. 2012 Summary - Electric margins increased $142 million, or 9%, primarily due to $60 million of higher revenues at IPL related to increases in recovery of transmission costs related to the transmission rider, $59 million of purchased electric capacity expenses at WPL during 2012 related to the Riverside PPA, $24 million of revenues at IPL in 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, $4 million of increased revenues due to lower credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during 2013 compared to 2012 and an increase in weather-normalized retail sales volumes at WPL. These items were partially offset by an estimated $11 million decrease in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories and $4 million of lower energy conservation revenues at IPL. The higher transmission rider revenues at IPL were offset by higher electric transmission service expenses at IPL. Changes in energy conservation revenues at IPL were mostly offset by changes in energy conservation expenses at IPL included in other operation and maintenance expenses.

2012 vs. 2011 Summary - Electric margins decreased $9 million, or 1%, primarily due to $22 million of decreased revenues due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during 2012 compared to 2011. Other decreases to electric margins included $8 million of higher purchased electric capacity expenses at WPL related to the Kewaunee PPA, $6 million of higher purchased electric capacity expenses at IPL related to the DAEC PPA, $5 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 at WPL and lower weather-normalized sales volumes at WPL. These items were partially offset by $16 million of higher revenues at IPL related to increases in recovery of transmission costs related to the transmission rider implemented in 2011, a $10 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses at WPL, an estimated $7 million increase in electric margins from changes in sales caused by weather conditions in Alliant Energy’s service territories,

$2 million of SO2 emission allowance charges at IPL in 2011 and an increase in weather-normalized sales volumes at IPL. The higher transmission rider revenues at IPL were offset by higher electric transmission service expenses at IPL.

Forecast - In December 2013, the IUB authorized IPL to reduce the billing credits on customers’ bills by $15 million in 2014 to recognize the revenue requirement impact of the changes in tax accounting methods in Alliant Energy’s and IPL’s electric revenues. Refer to “Rate Matters” for additional discussion.

Weather Conditions - Alliant Energy’s electric sales demand is seasonal to some extent with the annual peak normally occurring in the summer months due to air conditioning usage by its residential, commercial and wholesale customers. CDD data is used to measure the variability of temperatures during summer months and is correlated with electric sales demand. HDD data is used to measure the variability of temperatures during winter months and is correlated with both electric and gas sales demand. Refer to “Utility Gas Margins - Weather Conditions” for details regarding HDD in Alliant Energy’s service territories. CDD in Alliant Energy’s service territories were as follows:

	Actual
CDD (a):	2013	2012	2011	Normal (a)
Cedar Rapids, Iowa (IPL)	884	1,052	887	740
Madison, Wisconsin (WPL)	709	1,070	814	625

(a)	CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical CDD.

Estimated increases to electric margins from the impacts of weather were as follows (in millions):

	2013	2012	2011
IPL	$16	$15	$16
WPL	9	21	13
Total Alliant Energy	$25	$36	$29

Electric Production Fuel and Energy Purchases (Fuel-related) Cost Recoveries - Alliant Energy burns coal and other fossil fuels to produce electricity at its EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense. Alliant Energy also purchases electricity to meet the demand of its customers and charges these costs to energy purchases expense. The impact on electric margins of changes in electricity volumes generated from Alliant Energy’s generating facilities was largely offset by the impact of the changes in energy volumes purchased and changes in bulk power sales volumes discussed below.

2013 vs. 2012 Summary - Alliant Energy’s electric production fuel expense increased $64 million, or 17%, and energy purchases expense decreased $51 million, or 15%, in 2013. Higher MISO dispatch of WPL’s generation facilities during 2013 compared to 2012 resulted in an increase in electric production fuel expense and a decrease in energy purchases expense for Alliant Energy and WPL. These changes were partially due to the Riverside PPA being terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Partially offsetting the decrease in energy purchases expense for Alliant Energy was an increase in energy purchases expense at IPL primarily due to higher prices for electricity purchased from wholesale energy markets (primarily MISO) in 2013.

2012 vs. 2011 Summary - Alliant Energy’s electric production fuel expense decreased $61 million, or 14%, and energy purchases expense increased $9 million, or 3%, in 2012. The decrease in electric production fuel expense was largely due to lower MISO dispatch of Alliant Energy’s EGUs. Alliant Energy’s EGUs were dispatched at a lower level during 2012 because electricity could be purchased in the MISO market at prices that were lower than the cost to generate electricity at certain of Alliant Energy’s EGUs. The increase in energy purchases expense was largely due to increased electricity purchases in the MISO market.

Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues, and therefore, did not have a significant impact on IPL’s electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on its electric margins.

WPL’s retail fuel-related costs incurred in 2013 and 2012 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $4 million and $6 million in 2013 and 2012, respectively. WPL’s retail fuel-related costs incurred in 2011 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $4 million in 2011.

Refer to “Other Matters - Market Risk Sensitive Instruments and Positions” for discussion of risks associated with increased electric production fuel and energy purchases expenses on WPL’s electric margins. Refer to “Rate Matters” and Note 1(g) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery mechanisms for electric production fuel and energy purchases expenses.

Purchased Electric Capacity Expenses - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity. The Riverside PPA terminated in conjunction with WPL’s acquisition of Riverside in December 2012. Details of purchased electric capacity expense included in the utility electric margins table above were as follows (in millions):

	2013	2012	2011
DAEC PPA (IPL)	$154	$152	$146
Kewaunee PPA (WPL)	61	59	51
Riverside PPA (WPL)	—	59	59
Other	2	2	1
	$217	$272	$257

Forecast - Purchased electric capacity expenses are expected to decrease significantly in 2014 compared to 2013 due to the expiration of the existing DAEC PPA in February 2014 and the expiration of the Kewaunee PPA in December 2013. Purchased electric capacity expenses from the existing DAEC PPA are estimated to be $25 million in 2014. The new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity.

Sales Trends - Retail sales volumes increased 1% in 2013 and were relatively flat in 2012. The 2013 increase was due to increases in weather-normalized retail sales volumes primarily at WPL related to economic recovery and modest customer growth experienced in WPL’s service territory. These increases were partially offset by the unseasonably warm weather conditions during the third quarter of 2012 and a decrease in industrial sales volumes at IPL in 2013 due to lower co-generation customer requirements.

Wholesale sales volumes increased 7% and decreased 2% in 2013 and 2012, respectively, primarily due to the impact of changes in sales to WPL’s partial-requirement wholesale customers that have contractual options to be served by WPL, other power supply sources or the MISO market.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors including the availability of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

Forecast - IPL currently expects a 1%-2% increase in weather-normalized retail electric sales in 2014 compared to 2013. WPL currently expects weather-normalized retail electric sales to be relatively flat in 2014 compared to 2013.

Refer to “Rate Matters” for discussion of potential future retail electric base rate case filings by IPL and WPL in 2014. Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s revenue requirement adjustment, which became effective in January 2013, and WPL retail rate cases, including a retail electric base rate freeze at WPL through the end of 2014 and WPL’s retail fuel-related rate increase effective January 1, 2014. Refer to “Other Future Considerations” for discussion of litigation related to a renewable power developer seeking to distribute energy in IPL’s service territory, which may impact IPL’s future electric sales.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for Alliant Energy were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$262.5	$224.3	17%	$269.7	(17%)	29,916	23,071	30%	26,891	(14%)
Commercial	150.3	124.3	21%	155.1	(20%)	21,892	17,115	28%	19,271	(11%)
Industrial	21.1	16.7	26%	24.5	(32%)	3,803	3,068	24%	3,848	(20%)
Retail subtotal	433.9	365.3	19%	449.3	(19%)	55,611	43,254	29%	50,010	(14%)
Transportation/other	30.9	31.0	—%	27.4	13%	60,261	57,532	5%	52,210	10%
Total revenues/sales	464.8	396.3	17%	476.7	(17%)	115,872	100,786	15%	102,220	(1%)
Cost of gas sold	276.7	217.2	27%	295.2	(26%)
Margins (c)	$188.1	$179.1	5%	$181.5	(1%)

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

(c)
Includes $11 million of credits on Iowa retail gas customers’ bills for 2013 resulting from IPL’s gas tax benefit rider. IPL’s gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2013.

2013 vs. 2012 Summary - Gas margins increased $9 million, or 5%, primarily due to an estimated $19 million increase in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories, $6 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013, $5 million of higher energy conservation revenues at IPL and an increase in weather-normalized retail sales volumes primarily at WPL. Alliant Energy believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas rates and higher gas volumes required by agricultural customers to dry grain in 2013. These items were partially offset by $15 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013 and $11 million of decreased revenues during 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider at IPL. Changes in energy conservation revenues at IPL were mostly offset by changes in energy conservation expenses at IPL included in other operation and maintenance expenses.

2012 vs. 2011 Summary - Gas margins decreased $2 million, or 1%, in 2012 largely due to an estimated $13 million decrease in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories. This item was partially offset by an increase in weather-normalized sales volumes at WPL and $5 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective in June 2012 at IPL. Alliant Energy believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas rates.

Natural Gas Cost Recoveries - In 2013 and 2012, Alliant Energy’s cost of gas sold increased $60 million, or 27%, and decreased $78 million, or 26%, respectively. The 2013 increase was primarily due to higher retail gas volumes caused by weather discussed below and higher gas volumes required by agricultural customers to dry grain in 2013. The 2012 decrease was primarily due to a decrease in natural gas prices and lower retail gas volumes caused by weather discussed below. Due to Alliant Energy’s rate recovery mechanisms for natural gas costs, these changes in cost of gas sold resulted in comparable changes in gas revenues, and therefore, did not have a significant impact on gas margins. Refer to Note 1(g) of the “Combined Notes to Consolidated Financial Statements” for additional information relating to natural gas cost recoveries.

Weather Conditions - Alliant Energy’s gas sales demand follows a seasonal pattern with an annual base load of gas and a large heating peak occurring during the winter season. HDD data is used to measure the variability of temperatures during winter months and is correlated with gas sales demand. HDD in Alliant Energy’s service territories were as follows:

	Actual
HDD (a):	2013	2012	2011	Normal (a)
Cedar Rapids, Iowa (IPL)	7,232	5,901	6,745	6,794
Madison, Wisconsin (WPL)	7,627	5,964	6,992	7,089

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Estimated increases (decreases) to gas margins from the impacts of weather were as follows (in millions):

	2013	2012	2011
IPL	$3	($6)	$—
WPL	3	(7)	—
Total Alliant Energy	$6	($13)	$—

Refer to “Rate Matters” for discussion of IPL’s gas tax benefit rider and retail rate cases, including an interim retail gas base rate increase effective June 2012 and final retail gas base rate increase effective January 2013 for IPL’s Iowa customers, a retail gas base rate decrease for WPL’s customers effective January 2013 and a potential future retail gas base rate case filing by WPL in 2014.

Utility Other Revenues -
2013 vs. 2012 Summary - Other revenues for the utilities increased $15 million in 2013 primarily due to $7 million of higher coal sales at WPL and $6 million of capacity revenues recognized by WPL during 2013. WPL recognized capacity revenues in 2013 related to a PPA with a third party for the sale of a portion of Riverside’s capacity assumed by WPL with the acquisition of Riverside in December 2012. The PPA expires in May 2014. Changes in utility other revenues were largely offset by related changes in utility other operation and maintenance expenses.

Electric Transmission Service Expenses -
2013 vs. 2012 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $77 million in 2013 primarily due to $41 million of higher electric transmission service costs from ITC and MISO billed to IPL during 2013 compared to 2012 primarily due to an increase in transmission service rates, $22 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL and $11 million of higher electric transmission service costs from ATC and MISO billed to WPL during 2013 compared to 2012 primarily due to increases in transmission service rates. IPL is currently recovering the Iowa retail portion of its increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 resulting in an offsetting increase in electric revenues.

2012 vs. 2011 Summary - Alliant Energy’s electric transmission service expense for the utilities increased $18 million in 2012 primarily due to changes in transmission costs at IPL related to transmission services from ITC. The increase was primarily due to $10 million of higher electric transmission service costs billed by ITC to IPL during 2012 compared to 2011 due to a modest increase in transmission service rates, and the impact of IPL utilizing regulatory liabilities to credit a portion of the electric transmission service costs billed to IPL by ITC during 2011.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for IPL and WPL.

Refer to “Rate Matters” for additional discussion of the transmission rider approved by the IUB in January 2011. Refer to Notes 1(g) and 2 of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery of electric transmission service expenses.

Utility Other Operation and Maintenance Expenses - Alliant Energy’s other operation and maintenance expenses for the utilities increased $31 million and decreased $40 million for 2013 and 2012, respectively, due to the following reasons (amounts represent variances between periods in millions):

2013 vs. 2012 Summary:	Alliant Energy	IPL	WPL
Higher generation expenses (a)	$16	$3	$13
Higher performance-based compensation expenses (b)	11	6	5
Higher distribution system expenses (c)	10	6	4
Higher expenses related to coal sales at WPL (d)	7	—	7
Higher bad debt expense at IPL (e)	6	6	—
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in 2012 (f)	5	—	5
Higher cost of capital charges from Corporate Services (g)	5	3	2
Contract amortization expenses at WPL in 2013 (h)	5	—	5
Lower energy conservation cost recovery amortizations at WPL (i)	(20)	—	(20)
Regulatory-related credit from IPL’s Minnesota decision regarding Whispering Willow - East recorded in 2013 (j)	(7)	(7)	—
Contract cancellation charge at IPL in 2012 (k)	(3)	(3)	—
Other	(4)	(2)	(3)
	$31	$12	$18

2012 vs. 2011 Summary:	Alliant Energy	IPL	WPL
Regulatory-related (charges) and credits from IPL’s Minnesota electric rate case order recorded in 2011 (f)	($11)	($11)	$—
Lower generation expenses at IPL (a)	(10)	(10)	—
Additional benefits costs for Cash Balance Plan amendment in 2011 (l)	(10)	(6)	(4)
Regulatory asset impairments in 2011 (m)	(9)	(2)	(7)
Regulatory-related credits from WPL’s 2013/2014 rate case decision recorded in 2012 (f)	(5)	—	(5)
Wind site impairment charge at WPL in 2011 (n)	(5)	—	(5)
SO2 emission allowance charge allocated to IPL’s steam business in 2011 (o)	(2)	(2)	—
Cost of capital charges from Corporate Services in 2012 (g)	9	5	4
Contract cancellation charge at IPL in 2012 (k)	3	3	—
Other	—	(2)	2
	($40)	($25)	($15)

(a)	Resulting from the timing of maintenance projects at IPL’s and WPL’s EGUs and additional operation and maintenance expenses related to Riverside, which was acquired in December 2012.

(b)
Performance-based compensation expenses are largely based on the achievement of specific operational and financial performance measures compared to targets established within the performance-based compensation plans.

(c)	Primarily due to increased maintenance of the electric and gas distribution systems at IPL and WPL.

(d)	Changes in expenses related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

(e)	Higher bad debt expense at IPL was largely due to increases in past due accounts receivable during 2013.

(f)	Refer to Notes 2 and 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of regulatory-related charges and credits recognized by Alliant Energy, IPL and WPL in 2011 and 2012.

(g)
Cost of capital charges by Corporate Services to IPL and WPL in accordance with a new service agreement implemented during 2012. The 2013 increase was primarily due to increased property additions at Corporate Services in 2013.

(h)
Resulting from the amortization of capacity rights related to a PPA with a third party for the sale of a portion of Riverside’s capacity WPL assumed with the acquisition of Riverside. The PPA expires in May 2014. These amortization expenses were largely offset by capacity revenues included in utility other revenues.

(i)
The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized lower energy conservation cost recovery amortizations for 2013. Regulatory amortizations at WPL related to energy conservation costs were $22 million, $42 million and $42 million for 2013, 2012 and 2011, respectively.

(j)
Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of a regulatory-related credit recorded by IPL in 2013 due to decisions by the MPUC regarding recovery of costs for IPL’s Whispering Willow - East wind project.

(k)	Due to the cancellation of a services agreement at one of IPL’s EGUs in 2012.

(l)
Refer to Notes 12(a) and 16(c) of the “Combined Notes to Consolidated Financial Statements” for details of the additional benefit costs incurred by Alliant Energy, IPL and WPL in 2011 resulting from an amendment to the Cash Balance Plan and details of the Cash Balance Plan lawsuit.

(m)	Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for details of regulatory asset impairments incurred by Alliant Energy, IPL and WPL in 2011.

(n)	Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of the wind site impairment charge recorded by Alliant Energy and WPL in 2011.

(o)	Refer to Note 2 of the “Combined Notes to Consolidated Financial Statements” for details of the SO2 emission allowance charges recorded by Alliant Energy and IPL in 2011.

Forecast - Alliant Energy currently expects its other operation and maintenance expenses to increase in 2014 compared to 2013 primarily due to increases in regulatory amortizations at WPL related to energy conservation costs approved by the PSCW in a July 2012 order. Regulatory amortizations at WPL related to energy conservation costs are expected to be $42 million for 2014 compared to $22 million for 2013. This item is expected to be partially offset by decreases in retirement plan costs in 2014 compared to 2013, resulting from increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Depreciation and Amortization Expenses -
2013 vs. 2012 Summary - Depreciation and amortization expenses increased $39 million in 2013 primarily due to depreciation expense at WPL related to Riverside, WPL’s SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, new depreciation rates implemented by WPL effective January 2013, and depreciation expense at the Franklin County wind project, which was placed in service in the fourth quarter of 2012.

2012 vs. 2011 Summary - Depreciation and amortization expenses increased $11 million in 2012 primarily due to higher depreciation rates at IPL effective January 1, 2012 resulting from IPL’s most recent depreciation study, and property additions at IPL and WPL. These items were partially offset by the impact of regulatory-related charges and credits to depreciation expense in 2012 compared to 2011 at WPL.

Forecast - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including various emission controls projects at IPL and WPL placed in service in 2013 and expected to be placed in service in 2014.

Interest Expense -
2013 vs. 2012 Summary - Alliant Energy’s interest expense increased $16 million in 2013 primarily due to $6 million of capitalized interest recognized in 2012 for the Franklin County wind project, $5 million of higher interest expense recorded in 2013 compared to 2012 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside and $3 million of interest expense recorded in 2013 for IPL’s 4.7% senior debentures issued in October 2013.

2012 vs. 2011 Summary - Alliant Energy’s interest expense decreased $2 million in 2012 primarily due to $3 million of higher capitalized interest recognized in 2012 compared to 2011 for the Franklin County wind project.

Forecast - Alliant Energy currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2013 and 2014 to fund capital expenditures for emission controls projects. Refer to “Liquidity and Capital Resources” for details of Alliant Energy’s financing forecast.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of debt.

AFUDC - Alliant Energy’s AFUDC increased $9 million and $10 million for 2013 and 2012, respectively, primarily due to changes in AFUDC recognized for IPL’s and WPL’s emission controls projects. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of AFUDC recognized in 2013, 2012 and 2011.

Forecast - Alliant Energy currently expects AFUDC to increase in 2014 compared to 2013 primarily due to increased CWIP balances related to the construction of Marshalltown and emission controls projects at IPL’s Ottumwa Unit 1.

Income Taxes - Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for details of Alliant Energy’s effective income tax rates for continuing operations, including discussion of IPL’s tax benefit riders, production tax credits, the effect of rate-making on property-related differences, state apportionment changes and Wisconsin tax legislation enacted in 2011.

Forecast - Alliant Energy currently expects its effective income tax rate to increase in 2014 compared to 2013 due to anticipated lower tax benefits for the effect of rate-making on property-related differences. Refer to “Rate Matters” for discussion of the authorization IPL received from the IUB in December 2013 related to credits on Iowa retail electric customers’ bills associated with the electric tax benefit rider for 2014.

Loss from Discontinued Operations, Net of Tax - RMT’s net loss in 2011 was largely driven by losses associated with certain large solar projects. Schedule delays, abandonment of work by the original subcontractor and the need to hire additional subcontractors to complete the solar projects in a timely manner resulted in significant additional costs for RMT in 2011. Refer to Note 19 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of Alliant Energy’s discontinued operations.

Preferred Dividend Requirements of Subsidiaries -
2013 vs. 2012 Summary - Preferred dividend requirements of subsidiaries increased $2 million in 2013 primarily due to IPL and WPL recording charges of $5 million and $1 million in 2013, respectively, related to the redemption of preferred stock. Refer to Note 8 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of IPL’s and WPL’s preferred stock transactions.

2012 vs. 2011 Summary - Preferred dividend requirements of subsidiaries decreased $2 million in 2012 primarily due to a $2 million charge related to IPL’s redemption of its 7.10% cumulative preferred stock in 2011.

IPL’S RESULTS OF OPERATIONS

Overview - Earnings available for common stock increased $36 million and $13 million in 2013 and 2012, respectively. The 2013 increase was primarily due to higher electric revenues from the revenue requirement adjustment related to certain tax benefits from tax accounting method changes, which became effective in January 2013, higher AFUDC in 2013 for IPL’s emission controls projects, a lower effective income tax rate and higher gas revenues from increased sales and a rate increase implemented in January 2013. These items were partially offset by higher other operation and maintenance expenses. The 2012 increase was primarily due to regulatory-related charges and credits from the Minnesota 2009 test year base rate case recorded in 2011, a lower effective income tax rate and lower generation operation and maintenance expenses. These items were partially offset by higher depreciation and amortization expenses due to higher depreciation rates effective January 1, 2012, decreases in electric and gas margins from lower sales caused by weather conditions in 2012 and higher purchased electric capacity expenses related to the DAEC PPA.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$574.3	$529.9	8%	$543.2	(2%)	4,272	4,141	3%	4,223	(2%)
Commercial	409.6	365.3	12%	366.0	—%	4,118	4,045	2%	3,953	2%
Industrial	442.9	408.0	9%	415.4	(2%)	6,973	7,116	(2%)	7,080	1%
Retail subtotal	1,426.8	1,303.2	9%	1,324.6	(2%)	15,363	15,302	—%	15,256	—%
Sales for resale:
Wholesale	30.0	27.8	8%	29.6	(6%)	419	418	—%	417	—%
Bulk power and other	2.0	9.5	(79%)	24.6	(61%)	98	377	(74%)	729	(48%)
Other	33.0	30.6	8%	29.5	4%	80	81	(1%)	84	(4%)
Total revenues/sales	1,491.8	1,371.1	9%	1,408.3	(3%)	15,960	16,178	(1%)	16,486	(2%)
Electric production fuel expense	193.9	193.8	—%	230.9	(16%)
Energy purchases expense	188.2	150.7	25%	152.2	(1%)
Purchased electric capacity expense	155.2	153.7	1%	147.7	4%
Margins (c)	$954.5	$872.9	9%	$877.5	(1%)

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

(c)
Includes $79 million, $83 million and $61 million of credits on Iowa retail electric customers’ bills for 2013, 2012 and 2011, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider resulted in reductions in electric revenues that were offset by reductions in income tax expense for 2013, 2012 and 2011.

2013 vs. 2012 Summary - Electric margins increased $82 million, or 9%, primarily due to $60 million of higher revenues related to increases in recovery of transmission costs related to the transmission rider, $24 million of revenues during 2013 due to the revenue requirement adjustment related to certain tax benefits from tax accounting method changes and $4 million of increased revenues due to lower credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider during 2013 compared to 2012. These items were partially offset by $4 million of lower energy conservation revenues. Changes in energy conservation revenues were mostly offset by changes in energy conservation expenses included in other operation and maintenance expenses. The higher transmission rider revenues were offset by higher electric transmission service expenses.

2012 vs. 2011 Summary - Electric margins decreased $5 million, or 1%, primarily due to $22 million of decreased revenues during 2012 due to additional credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider. Other decreases to electric margins included $6 million of higher purchased electric capacity expenses related to the DAEC PPA. These items were partially offset by $16 million of higher revenues from increases in recovery of transmission costs related to the transmission rider implemented in 2011, $2 million of SO2 emission allowance charges in 2011 and an increase in weather-normalized retail sales volumes. The higher transmission rider revenues were offset by higher electric transmission service expenses.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s CDD and HDD data, estimated impacts of weather, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses, sales trends and items impacting IPL’s electric margin forecast. Refer to “Rate Matters” for discussion of IPL’s retail electric rate increases from its Iowa and Minnesota test year base rate cases, IPL’s electric tax benefit rider and a potential future IPL retail electric base rate case filing in 2014. Refer to “Other Future Considerations” for discussion of expected increased recoveries under the transmission rider related to expected increases in electric transmission service expenses.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for IPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$152.8	$126.4	21%	$155.2	(19%)	16,975	12,955	31%	15,660	(17%)
Commercial	85.7	69.7	23%	87.8	(21%)	12,051	9,403	28%	10,677	(12%)
Industrial	16.1	12.8	26%	19.0	(33%)	2,931	2,435	20%	3,023	(19%)
Retail subtotal	254.6	208.9	22%	262.0	(20%)	31,957	24,793	29%	29,360	(16%)
Transportation/other	19.3	17.8	8%	14.3	24%	32,019	30,992	3%	27,720	12%
Total revenues/sales	273.9	226.7	21%	276.3	(18%)	63,976	55,785	15%	57,080	(2%)
Cost of gas sold	160.3	124.9	28%	175.6	(29%)
Margins (c)	$113.6	$101.8	12%	$100.7	1%

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

(c)
Includes $11 million of credits on Iowa retail gas customers’ bills for 2013 resulting from the gas tax benefit rider. The gas tax benefit rider resulted in reductions in gas revenues that were offset by reductions in income tax expense for 2013.

2013 vs. 2012 Summary - Gas margins increased $12 million, or 12%, largely due to an estimated $9 million increase in gas margins from changes in sales caused by weather conditions in IPL’s service territory, $6 million of higher revenues due to the impact of IPL’s retail gas base rate increase effective in January 2013 and $5 million of higher energy conservation revenues. Changes in energy conservation revenues were mostly offset by changes in energy conservation expenses in other operation and maintenance expenses. These items were partially offset by $11 million of decreased revenues during 2013 due to credits on Iowa retail gas customers’ bills resulting from the gas tax benefit rider.

2012 vs. 2011 Summary - Gas margins increased $1 million, or 1%, in 2012 largely due to $5 million of higher gas revenues due to the impact of an interim retail gas base rate increase effective June 2012. This item was offset by an estimated $6 million decrease in gas margins from changes in sales caused by weather conditions in IPL’s service territory.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of IPL’s HDD data, estimated impacts of weather and discussion of the impacts on IPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of an interim retail gas base rate increase effective June 2012 and final retail gas base rate increase effective January 2013 for IPL’s Iowa customers and IPL’s gas tax benefit rider.

Electric Transmission Service Expenses -
2013 vs. 2012 Summary - Electric transmission service expense increased $66 million in 2013 primarily due to $41 million of higher electric transmission service costs from ITC and MISO billed to IPL in 2013 compared to 2012 primarily due to an increase in transmission service rates and $22 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 resulting in an offsetting increase in electric revenues.

2012 vs. 2011 Summary - Electric transmission service expense increased $16 million in 2012 primarily due to changes in transmission costs related to transmission services from ITC. The increase was primarily due to $10 million of higher electric transmission service costs billed by ITC to IPL during 2012 compared to 2011 due to a modest increase in transmission service rates, and the impact of IPL utilizing regulatory liabilities to credit a portion of the transmission service expenses billed to IPL by ITC during 2011.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for IPL.

Refer to “Rate Matters” for additional discussion of the transmission rider approved by the IUB in January 2011. Refer to Notes 1(g) and 2 of the “Combined Notes to Consolidated Financial Statements” for additional information relating to recovery of electric transmission service expenses.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $12 million and decreased $25 million in 2013 and 2012, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for details of the changes in IPL’s other operation and maintenance expenses.

Forecast - IPL currently expects its other operation and maintenance expenses to decrease in 2014 compared to 2013 due to decreases in retirement plan costs in 2014 compared to 2013, resulting from increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Depreciation and Amortization Expenses -
2012 vs. 2011 Summary - Depreciation and amortization expenses increased $10 million in 2012 primarily due to higher depreciation rates effective in January 2012 resulting from IPL’s most recent depreciation study, and property additions.

Forecast - IPL currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including various emission controls projects placed in service in 2013 and expected to be placed in service in 2014.

Interest Expense -
2013 vs. 2012 Summary - Interest expense increased $3 million in 2013 primarily due to $3 million of interest expense recorded in 2013 for IPL’s 4.7% senior debentures issued in October 2013.

Forecast - IPL currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2013 and 2014 to fund capital expenditures for emission controls projects. Refer to “Liquidity and Capital Resources” for details of IPL’s financing forecast.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s debt.

AFUDC - AFUDC increased $13 million and $3 million in 2013 and 2012, respectively, primarily due to changes in AFUDC recognized for emission controls projects. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of AFUDC recognized in 2013, 2012 and 2011.

Forecast - IPL currently expects AFUDC to increase in 2014 compared to 2013 primarily due to increased CWIP balances related to its construction of Marshalltown and emission controls projects at Ottumwa Unit 1.

Income Taxes - Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for details of IPL’s effective income tax rates, including discussion of the tax benefit riders, production tax credits, effect of rate-making on property-related differences and state apportionment changes.

Forecast - IPL currently expects its effective income tax rate to increase in 2014 compared to 2013 due to anticipated lower tax benefits for the effect of rate-making on property-related differences. Refer to “Rate Matters” for discussion of the authorization IPL received from the IUB in December 2013 related to credits on Iowa retail electric customers’ bills associated with the electric tax benefit rider for 2014.

Preferred Dividend Requirements -
2013 vs. 2012 Summary - Preferred dividend requirements increased $4 million in 2013 primarily due to IPL recording charges of $5 million related to the redemption of preferred stock in 2013. Refer to Note 8 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of IPL’s preferred stock transactions.

2012 vs. 2011 Summary - Preferred dividend requirements decreased $2 million in 2012 primarily due to a $2 million charge related to IPL’s redemption of its 7.10% cumulative preferred stock in 2011.

WPL’S RESULTS OF OPERATIONS

Overview - WPL’s earnings available for common stock increased $14 million and $2 million in 2013 and 2012, respectively. The 2013 increase was primarily due to purchased electric capacity expense related to the Riverside PPA in 2012, lower energy conservation cost recovery amortizations and a lower effective tax rate. These items were partially offset by higher depreciation expense largely due to the purchase of Riverside in December 2012, lower gas revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013, higher electric transmission service costs from ATC and MISO and higher other operation and maintenance expenses. The 2012 increase was primarily due to various asset impairment charges in 2011, higher retail fuel-related cost recoveries and higher AFUDC recognized in 2012 for WPL’s emission controls projects. These items were partially offset by higher purchased electric capacity expenses related to the Kewaunee PPA and a state apportionment charge in 2012.

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

	Revenues and Costs (dollars in millions)					MWhs Sold (MWhs in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$434.8	$446.0	(3%)	$442.6	1%	3,552	3,538	—%	3,517	1%
Commercial	239.8	246.1	(3%)	246.1	—%	2,314	2,307	—%	2,300	—%
Industrial	322.5	333.8	(3%)	333.5	—%	4,498	4,439	1%	4,424	—%
Retail subtotal	997.1	1,025.9	(3%)	1,022.2	—%	10,364	10,284	1%	10,241	—%
Sales for resale:
Wholesale	165.4	159.8	4%	160.2	—%	3,145	2,899	8%	2,955	(2%)
Bulk power and other	15.7	14.3	10%	27.6	(48%)	665	926	(28%)	1,028	(10%)
Other	19.0	18.2	4%	17.5	4%	72	70	3%	67	4%
Total revenues/sales	1,197.2	1,218.2	(2%)	1,227.5	(1%)	14,246	14,179	—%	14,291	(1%)
Electric production fuel expense	237.1	173.4	37%	197.4	(12%)
Energy purchases expense	105.8	194.4	(46%)	184.0	6%
Purchased electric capacity expense	61.6	117.8	(48%)	109.5	8%
Margins	$792.7	$732.6	8%	$736.6	(1%)

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

2013 vs. 2012 Summary - Electric margins increased $60 million, or 8%, primarily due to $59 million of purchased electric capacity expenses related to the Riverside PPA in 2012 and an increase in weather-normalized retail sales volumes. These items were partially offset by an estimated $12 million decrease in electric margins from changes in sales caused by weather conditions in WPL’s service territory.

2012 vs. 2011 Summary - Electric margins decreased $4 million, or 1%, primarily due to $8 million of higher purchased electric capacity expenses related to the Kewaunee PPA in 2012 compared to 2011, $5 million of revenues recognized in 2011 related to interim fuel rates collected in 2010 and a decrease in weather-normalized sales volumes. These items were partially offset by a $10 million increase in electric margins from changes in the recovery of electric production fuel and energy purchases expenses and an estimated $8 million increase in electric margins from changes in sales caused by weather conditions in WPL’s service territory.

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of WPL’s CDD and HDD data, estimated impacts of weather, purchased electric capacity expenses, recoveries of electric production fuel and energy purchases expenses, sales trends and items impacting WPL’s electric margin forecast. Refer to “Rate Matters” for discussion of retail rate cases, including a retail electric base rate freeze through December 31, 2014 and a potential future retail electric base rate case filing in 2014.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold. Gas margins and Dth sales for WPL were as follows:

	Revenues and Costs (dollars in millions)					Dths Sold (Dths in thousands)
	2013	2012	(a)	2011	(b)	2013	2012	(a)	2011	(b)
Residential	$109.7	$97.9	12%	$114.5	(14%)	12,941	10,116	28%	11,231	(10%)
Commercial	64.6	54.6	18%	67.3	(19%)	9,841	7,712	28%	8,594	(10%)
Industrial	5.0	3.9	28%	5.5	(29%)	872	633	38%	825	(23%)
Retail subtotal	179.3	156.4	15%	187.3	(16%)	23,654	18,461	28%	20,650	(11%)
Transportation/other	11.6	13.2	(12%)	13.1	1%	28,242	26,540	6%	24,490	8%
Total revenues/sales	190.9	169.6	13%	200.4	(15%)	51,896	45,001	15%	45,140	—%
Cost of gas sold	116.4	92.3	26%	119.6	(23%)
Margins	$74.5	$77.3	(4%)	$80.8	(4%)

(a)	Reflects the % change from 2012 to 2013. (b) Reflects the % change from 2011 to 2012.

2013 vs. 2012 Summary - Gas margins decreased $3 million, or 4%, largely due to $15 million of lower revenues due to the impact of WPL’s retail gas base rate decrease effective in January 2013. This item was partially offset by an estimated $10 million increase in gas margins from changes in sales caused by weather conditions in WPL’s service territory and an increase in weather-normalized retail sales volumes. WPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas rates and higher gas volumes required by agricultural customers to dry grain in 2013.

2012 vs. 2011 Summary - Gas margins decreased $4 million, or 4%, in 2012 largely due to an estimated $7 million decrease in gas margins from changes in sales caused by weather conditions in WPL’s service territory. This item was partially offset by an increase in weather normalized sales volumes. WPL believes the increase in weather-normalized sales volumes is partially due to relatively low natural gas rates.

Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for WPL’s HDD data, estimated weather impacts and discussion of the impacts on WPL’s gas margins of recoveries of natural gas costs. Refer to “Rate Matters” for discussion of retail rate cases, including a retail gas base rate decrease effective January 2013 and a potential future retail gas base rate case filing in 2014.

Other Revenues -
2013 vs. 2012 Summary - Other revenues increased $14 million in 2013 primarily due to $7 million of higher coal sales and $6 million of capacity revenues recognized during 2013. WPL recognized capacity revenues in 2013 related to a PPA with a third party for the sale of a portion of Riverside’s capacity assumed by WPL with the acquisition of Riverside in December 2012. The PPA expires in May 2014. Changes in other revenues were largely offset by related changes in other operation and maintenance expenses.

Electric Transmission Service Expenses -
2013 vs. 2012 Summary - Electric transmission service expense increased $11 million in 2013 primarily due to $11 million of higher electric transmission service costs from ATC and MISO billed to WPL in 2013 compared to 2012 primarily due to increases in transmission service rates.

Forecast - Refer to “Other Future Considerations” for discussion of potential increases in future electric transmission services expenses for WPL.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $18 million and decreased $15 million in 2013 and 2012, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for details of the changes in WPL’s other operation and maintenance expenses.

Forecast - WPL currently expects its other operation and maintenance expenses to increase in 2014 compared to 2013 due to increases in regulatory amortizations related to energy conservation costs approved by the PSCW in a July 2012 order. This item is expected to be partially offset by decreases in retirement plan costs in 2014 compared to 2013, resulting from increases in discount rates and higher than expected returns on retirement plan assets in 2013.

Depreciation and Amortization Expenses -
2013 vs. 2012 Summary - Depreciation and amortization expenses increased $31 million in 2013 primarily due to depreciation expense related to Riverside, the SCR project at Edgewater Unit 5, which was placed in service in the fourth quarter of 2012, and new depreciation rates implemented by WPL effective in January 2013.

Forecast - WPL currently expects its depreciation and amortization expenses to increase in 2014 compared to 2013 due to property additions, including an emission controls project expected to be placed in service in 2014.

Interest Expense -
2013 vs. 2012 Summary - Interest expense increased $5 million in 2013 primarily due to $5 million of higher interest expense recorded in 2013 compared to 2012 for WPL’s 2.25% debentures issued in November 2012 to fund a portion of the purchase price of Riverside.

Forecast - WPL currently expects its interest expense to increase in 2014 compared to 2013 due to financings in 2014 to fund capital expenditures for emission controls projects. Refer to “Liquidity and Capital Resources” for details of WPL’s financing forecast.

Refer to Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional details of WPL’s debt.

AFUDC - AFUDC decreased $4 million and increased $7 million in 2013 and 2012, respectively, primarily due to changes in AFUDC recognized for emission controls projects. Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for details of AFUDC recognized in 2013, 2012 and 2011.

Income Taxes - Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for details of WPL’s effective income tax rates, including discussion of production tax credits and state apportionment changes.

LIQUIDITY AND CAPITAL RESOURCES

Overview - Alliant Energy, IPL and WPL expect to maintain adequate liquidity to operate their businesses and implement their strategic plan as a result of available capacity under their revolving credit facilities, IPL’s sales of accounts receivable program and operating cash flows generated by their utility business, supplemented by periodic issuances of long-term debt and equity securities.

Liquidity Position - At December 31, 2013, Alliant Energy had $10 million of cash and cash equivalents, $721 million ($205 million at the parent company, $300 million at IPL and $216 million at WPL) of available capacity under their revolving credit facilities and $121 million of available capacity at IPL under its sales of accounts receivable program. Refer to “Cash Flows - Financing Activities - Short-term Debt” below and Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the credit facilities. Refer to Note 5(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on IPL’s sales of accounts receivable program.

Capital Structure - Alliant Energy, IPL and WPL plan to maintain debt-to-total capitalization ratios that are consistent with their investment-grade credit ratings. Alliant Energy, IPL and WPL currently expect to maintain capital structures in which debt would not exceed 45% to 55% of total capital and preferred stock would not exceed 5% to 10% of total capital. These targets may be adjusted depending on subsequent developments and their impact on Alliant Energy’s, IPL’s and WPL’s respective weighted average cost of capital and investment-grade credit ratings. Capital structures at December 31, 2013 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,281.4	46%	$1,679.7	49%	$1,642.4	52%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.8	—%	—	—%	—	—%
Long-term debt (incl. current maturities)	3,336.3	47%	1,558.4	45%	1,332.1	42%
Short-term debt	279.4	4%	—	—%	183.7	6%
	$7,098.9	100%	$3,438.1	100%	$3,158.2	100%

Alliant Energy, IPL and WPL intend to manage their capital structures and liquidity positions in such a way that facilitates their ability to raise the necessary funds reliably and on reasonable terms and conditions, while maintaining financial capital structures consistent with those approved by regulators and necessary to maintain appropriate credit quality. In addition to capital structures, other important financial considerations used to determine the characteristics of future financings include potential proceeds from asset sales, financial coverage ratios, flexibility in capital spending plans, regulatory orders and rate-making considerations, the levels of debt imputed by rating agencies, market conditions and the impact of tax initiatives. The most significant debt imputations relate to the sales of accounts receivable program, the DAEC PPA, and pension and other postretirement benefits obligations. The PSCW factors certain imputed debt adjustments in establishing a regulatory capital structure as part of WPL’s retail rate cases. The IUB and MPUC do not make any explicit adjustments for imputed debt in establishing capital ratios used in determining customer rates, although such adjustments are considered by IPL in recommending an appropriate capital structure.

Credit and Capital Markets - Alliant Energy, IPL and WPL are aware of the potential implications that credit and capital market disruptions might have on their ability to raise the external funding required for their respective operations and capital expenditure plans. Alliant Energy’s, IPL’s and WPL’s strategic initiatives include a desire to maintain sufficient liquidity resources to reasonably withstand such a disruption. Alliant Energy, IPL and WPL maintain revolving credit facilities to provide backstop liquidity to their commercial paper programs, ensure a committed source of liquidity in the event the commercial paper market becomes disrupted and efficiently manage their long-term financings. In addition, Alliant Energy and IPL maintain a sales of accounts receivable program at IPL as an alternative financing source.

Primary Sources and Uses of Cash - Alliant Energy’s, IPL’s and WPL’s most significant source of cash is from electric and gas sales to their utility customers. Cash from these sales reimburses IPL and WPL for prudently-incurred expenses to provide service to their utility customers and provides IPL and WPL a return of and a return on the assets used to provide such services. Utility operating cash flows are expected to cover the majority of IPL’s and WPL’s capital expenditures required to maintain their current infrastructure and to pay dividends to Alliant Energy’s shareowners. Capital needed to retire debt and fund capital expenditures related to large strategic projects is expected to be met primarily through external financings.

Cash Flows - Selected information from the Consolidated Statements of Cash Flows was as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Cash and cash equivalents, January 1	$21.2	$11.4	$159.3	$4.5	$2.1	$5.7	$0.7	$2.7	$0.1
Cash flows from (used for):
Operating activities	731.0	841.1	702.7	232.6	291.0	366.9	423.3	427.4	428.8
Investing activities	(754.7)	(1,155.5)	(652.1)	(423.3)	(331.2)	(200.6)	(335.9)	(710.2)	(305.4)
Financing activities	12.3	324.2	(198.5)	190.6	42.6	(169.9)	(87.6)	280.8	(120.8)
Net increase (decrease)	(11.4)	9.8	(147.9)	(0.1)	2.4	(3.6)	(0.2)	(2.0)	2.6
Cash and cash equivalents, December 31	$9.8	$21.2	$11.4	$4.4	$4.5	$2.1	$0.5	$0.7	$2.7

Operating Activities -
2013 vs. 2012 - Alliant Energy’s cash flows from operating activities decreased $110 million primarily due to $91 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during 2013 and 2012, $63 million of cash flows from operations at RMT in 2012 due to changes in working capital requirements associated with renewable energy projects, lower cash flows from changes in prepaid gas and inventory levels of gas stored underground at IPL and WPL, and refunds paid by WPL to its retail electric customers during 2013 for over-collected fuel-related costs during 2012. These items were partially offset by $59 million of purchased electric capacity payments by WPL in 2012 related to the Riverside PPA, and the timing of electric fuel-related, natural gas and transmission cost recoveries at IPL.

IPL’s cash flows from operating activities decreased $58 million primarily due to $91 million of lower cash flows from changes in the level of accounts receivable sold in 2013 compared to 2012 and lower cash flows from changes in prepaid gas and inventory levels of gas stored underground. These items were partially offset by the timing of electric fuel-related, natural gas and transmission cost recoveries.

WPL’s cash flows from operating activities decreased $4 million primarily due to $26 million of lower cash flows caused by income tax payments in 2013 and income tax refunds in 2012, refunds paid by WPL to its retail electric customers during 2013 for over-collected fuel-related costs during 2012, and lower cash flows from changes in prepaid gas and inventory levels of gas stored underground. These items were largely offset by $59 million of purchased electric capacity payments in 2012 related to the Riverside PPA.

2012 vs. 2011 - Alliant Energy’s cash flows from operating activities increased $138 million primarily due to $166 million of higher cash flows from operations at RMT due to changes in working capital requirements associated with renewable energy projects in 2012 and 2011 and $117 million of pension plan contributions in 2011. These items were partially offset by $85 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during 2012 and 2011, $22 million of higher credits on retail electric customers’ bills in Iowa during 2012 compared to 2011 resulting from IPL’s electric tax benefit rider and changes in working capital during 2012 and 2011.

IPL’s cash flows from operating activities decreased $76 million primarily due to $85 million of lower cash flows from changes in the level of accounts receivable sold during 2012 and 2011, $22 million of higher credits on retail electric customers’ bills in Iowa during 2012 compared to 2011 resulting from the electric tax benefit rider and changes in working capital during 2012 and 2011. These items were partially offset by $58 million of pension plan contributions in 2011 and $22 million of lower income tax payments during 2012 compared to 2011.

WPL’s cash flows from operating activities decreased $1 million primarily due to $48 million of lower income tax refunds during 2012 compared to 2011. This item was largely offset by $47 million of pension plan contributions in 2011.

IPL’s Sales of Accounts Receivable Program - Alliant Energy and IPL utilize the sales of accounts receivable program to finance a portion of their cash needs. Changes in IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($101) million, ($10) million and $75 million in 2013, 2012 and 2011, respectively. The decrease in 2013 was primarily due to IPL using a portion of the proceeds from its issuance of $250 million of long-term debt in 2013 to reduce cash proceeds from its sales of accounts receivable program. The higher level of proceeds from the receivables sold in 2011 was primarily used by IPL to help fund working capital and construction expenditures, and to reduce short-term debt. The purchase commitment from the third party to which it sells its receivables expires in March 2014. IPL is currently pursuing the extension of the purchase commitment. Refer to Note 5(a) of the “Combined Notes to Consolidated Financial Statements” for additional details of IPL’s sales of accounts receivable program.

RMT’s Working Capital Requirements - Cash flows from operations at RMT decreased significantly in 2013 compared to 2012 and increased significantly in 2012 compared to 2011 largely due to amounts collected in 2012 for customers’ large renewable energy projects completed in late 2011 and early 2012. In January 2013, Alliant Energy sold RMT.

Electric Fuel-related, Natural Gas and Transmission Cost Recoveries - IPL has cost recovery mechanisms applicable for its retail electric and gas customers to provide for subsequent adjustments to its electric and gas rates for changes in electric fuel-related and natural gas costs. IPL also has a cost recovery mechanism applicable for its Iowa retail electric customers to provide for subsequent adjustments to its electric rates for changes in electric transmission service expenses. Changes in the timing of IPL’s electric fuel-related, natural gas and transmission cost recoveries resulted in $47 million of higher cash flows from operations for Alliant Energy and IPL in 2013 compared to 2012.

Income Tax Payments and Refunds - Income tax payments (refunds) for 2011 through 2013 were as follows (in millions):

	2013	2012	2011
IPL	$—	$3	$25
WPL	23	(3)	(51)
Other subsidiaries	(33)	(20)	15
Alliant Energy	($10)	($20)	($11)

Alliant Energy’s income tax refunds in 2013, 2012 and 2011 were primarily due to federal and state claims filed related to net operating losses carried back to prior years. Alliant Energy, IPL and WPL currently do not expect to make any significant federal income tax payments in 2014 and 2015 based on their current federal net operating loss and credit carryforward positions and future amounts of bonus depreciation expected to be claimed on Alliant Energy’s U.S. federal income tax returns for calendar years 2013 and 2014. While no significant federal income tax payments in 2014 and 2015 are expected to occur, some tax payments and refunds may occur between consolidated group members (including IPL and WPL) under the tax sharing agreement between Alliant Energy and its subsidiaries. Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for discussion of the carryforward positions.

Pension Plan Contributions - Contributions to qualified and non-qualified defined benefit pension plans for 2011 through 2013 were as follows (in millions):

	2013	2012	2011
IPL (a)	$1	$—	$58
WPL (a)	—	—	47
Other subsidiaries	2	16	12
Alliant Energy	$3	$16	$117

(a)
Pension plan contributions for IPL and WPL include contributions to their respective qualified pension plans as well as an assigned portion of the contributions to pension plans sponsored by Corporate Services.

Alliant Energy, IPL and WPL currently do not expect to make any significant pension plan contributions in 2014 through 2016 based on the funded status and assumed return on assets for each plan as of the December 31, 2013 measurement date. Refer to Note 12(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of the current funded levels of pension plans and contributions expected in 2014.

IPL’s Tax Benefit Riders - IPL currently expects $85 million and $12 million of billing credits in 2014 for its Iowa retail electric and gas customers, respectively. Refer to “Rate Matters,” “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations,” and Notes 2 and 11 of the “Combined Notes to Consolidated Financial Statements” for further discussion of IPL’s tax benefit riders.

Whiting Petroleum Tax Sharing Agreement - In 2014, Alliant Energy currently expects to receive approximately $25 million from Whiting Petroleum related to its tax sharing agreement, which is discussed in Note 5(b) of the “Combined Notes to Consolidated Financial Statements.”

Investing Activities -
2013 vs. 2012 - Alliant Energy’s cash flows used for investing activities decreased $401 million primarily due to $294 million of lower utility construction and acquisition expenditures, a $62 million cash grant Alliant Energy received during 2013 related to the Franklin County wind project, and expenditures in 2012 for the Franklin County wind project and Corporate Services’ purchase of its corporate headquarters building. The lower utility construction and acquisition expenditures were largely due to expenditures for WPL’s purchase of Riverside in 2012 and for emission controls projects at WPL’s Edgewater Unit 5 in 2012, partially offset by higher expenditures in 2013 for the emission controls projects at WPL’s Columbia Units 1 and 2, and IPL’s George Neal Units 3 and 4 and Lansing Unit 4 . Refer to Note 5(d) of the “Combined Notes to Consolidated Financial Statements” for further discussion of the Franklin County wind project cash grant.

IPL’s cash flows used for investing activities increased $92 million due to $93 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures in 2013 for emission controls projects at George Neal Units 3 and 4 and Lansing Unit 4.

WPL’s cash flows used for investing activities decreased $374 million primarily due to $387 million of lower construction and acquisition expenditures. The lower construction and acquisition expenditures resulted from expenditures in 2012 for the purchase of Riverside and emission controls projects at Edgewater Unit 5. These items were partially offset by higher expenditures in 2013 for emission controls projects at Columbia Units 1 and 2.

2012 vs. 2011 - Alliant Energy’s cash flows used for investing activities increased $503 million primarily due to $485 million of higher construction and acquisition expenditures and $12 million of net proceeds from the sales of IEA and RMT’s environmental business unit in 2011. The higher construction and acquisition expenditures resulted from expenditures during 2012 for WPL’s purchase of Riverside, the Franklin County wind project, Corporate Services’ purchase of its corporate headquarters building, and emission controls projects at WPL’s Columbia Units 1 and 2, IPL’s Ottumwa Unit 1 and IPL’s George Neal Units 3 and 4. These items were partially offset by progress payments by IPL during 2011 for wind turbine generators that were sold to Resources in 2011, and expenditures during 2011 for WPL’s Bent Tree - Phase I wind project and WPL’s acquisition of the remaining 25% interest in Edgewater Unit 5.

IPL’s cash flows used for investing activities increased $131 million primarily due to $115 million of proceeds from the sale of wind project assets to Resources in 2011, and $14 million of higher construction expenditures. The higher construction expenditures resulted from expenditures during 2012 for the emission controls projects at Ottumwa Unit 1 and George Neal Units 3 and 4, partially offset by progress payments during 2011 for wind turbine generators that were sold to Resources in 2011.

WPL’s cash flows used for investing activities increased $405 million primarily due to $404 million of higher construction and acquisition expenditures. The higher construction and acquisition expenditures resulted from expenditures during 2012 for the purchase of Riverside and emission controls projects at Columbia Units 1 and 2. These items were partially offset by expenditures during 2011 for the Bent Tree - Phase I wind project and the acquisition of the remaining 25% interest in Edgewater Unit 5.

Construction and Acquisition Expenditures - Capital expenditures and financing plans are reviewed, approved and updated as part of Alliant Energy’s, IPL’s and WPL’s financial planning processes. Significant capital projects and investments are subject to a cross-functional review prior to approval. Changes in Alliant Energy’s, IPL’s and WPL’s anticipated construction and acquisition expenditures may result from a number of reasons including economic conditions, regulatory requirements, changing legislation, ability to obtain adequate and timely rate relief, improvements in technology, changing market conditions and new opportunities. Alliant Energy, IPL and WPL have not yet entered into contractual commitments relating to the majority of their anticipated future capital expenditures. As a result, they have some discretion with regard to the level and timing of capital expenditures eventually incurred, and closely monitor and frequently update such estimates. Alliant Energy, IPL and WPL currently anticipate construction and acquisition expenditures for 2014 through 2017 as follows (in millions):

	Alliant Energy				IPL				WPL
	2014	2015	2016	2017	2014	2015	2016	2017	2014	2015	2016	2017
Utility business (a):
Marshalltown	$185	$280	$190	$20	$185	$280	$190	$20	$—	$—	$—	$—
WPL generation investment (b)	—	—	45	245	—	—	—	—	—	—	45	245
Generation performance improvements	70	25	45	35	55	5	20	25	15	20	25	10
Environmental compliance	185	145	140	65	95	30	—	15	90	115	140	50
Electric and gas distribution systems	315	320	315	295	185	190	185	185	130	130	130	110
Other	125	140	120	95	55	75	55	50	70	65	65	45
Total utility business	880	910	855	755	$575	$580	$450	$295	$305	$330	$405	$460
Corporate Services (c)	55	35	20	20
Other non-utility (c)	10	5	5	5
	$945	$950	$880	$780

(a)
Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of key projects impacting construction and acquisition plans related to the utility business.

(b)
Initial cost estimates are based on WPL potentially constructing a 300 MW natural gas-fired combined-cycle EGU. These initial cost estimates are preliminary and will be updated in the future after the resource option is selected. Refer to “Strategic Overview” for further details on WPL’s potential generation investment, including WPL’s feasibility study of resource options.

(c)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Financing Activities -
2013 vs. 2012 - Alliant Energy’s cash flows from financing activities decreased $312 million primarily due to the impacts of $385 million of long-term debt issued in 2012 discussed below, payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by $250 million of proceeds from the issuance of 4.7% senior debentures by IPL in 2013 and $200 million of proceeds from IPL’s issuance of 5.1% cumulative preferred stock in 2013.

IPL’s cash flows from financing activities increased $148 million primarily due to $250 million of proceeds from the issuance of 4.7% senior debentures in 2013 and $200 million of proceeds from the issuance of 5.1% cumulative preferred stock in 2013. These items were partially offset by payments of $150 million to redeem 8.375% cumulative preferred stock in 2013 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $368 million primarily due to the impacts of $250 million of long-term debt issued in 2012 discussed below, $90 million of capital contributions from its parent company, Alliant Energy, in 2012 and payments of $61 million to redeem 4.4% through 6.5% cumulative preferred stock in 2013. These items were partially offset by changes in the amount of commercial paper outstanding.

2012 vs. 2011 - Alliant Energy’s cash flows from financing activities increased $523 million primarily due to the impacts of $385 million of long-term debt issued in 2012 discussed below, changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL, and $40 million of payments to redeem IPL’s 7.10% cumulative preferred stock in April 2011.

IPL’s cash flows from financing activities increased $213 million primarily due to $101 million of repayments of capital to its parent company, Alliant Energy, during 2011, changes in the amount of commercial paper outstanding, $56 million of higher capital contributions from its parent company during 2012 compared to 2011, and $40 million of payments to redeem IPL’s 7.10% cumulative preferred stock in April 2011. These items were partially offset by $50 million of higher common stock dividends paid to its parent company during 2012 compared to 2011.

WPL’s cash flows from financing activities increased $402 million primarily due to the impacts of $250 million of long-term debt issued in 2012 discussed below, changes in the amount of commercial paper outstanding and $65 million of higher capital contributions from its parent company, Alliant Energy, during 2012 compared to 2011.

FERC and Public Utility Holding Company Act Financing Authorizations - Under PUHCA, FERC has authority over the issuance of utility securities, except to the extent that a public utility’s primary state regulatory commission has retained jurisdiction over such matters. FERC currently has authority over the issuance of securities by IPL and Corporate Services. FERC does not have authority over the issuance of securities by Alliant Energy, WPL or Resources.

In November 2013, IPL received authorization from FERC through December 31, 2015 for the following (in millions):

Initial Authorization and Current Remaining Authority
Long-term debt securities issuances in aggregate	$750
Short-term debt securities outstanding at any time (including borrowings from its parent)	750
Preferred stock issuances in aggregate	300

In 2012, Corporate Services received authorization from FERC for $150 million of long-term debt securities issuances in aggregate (with $75 million of remaining authority as of December 31, 2013) and to maintain up to $200 million of short-term debt securities outstanding at any time through March 30, 2014. As of December 31, 2013, Corporate Services has authority under the 2012 order issued by FERC to receive an unspecified amount of capital contributions and advances from its parent or other affiliates through March 30, 2014. In January 2013, FERC accepted Corporate Services’ filing canceling its market-based rate authority tariff. As a result, Corporate Services will no longer be considered a public utility under the Federal Power Act and will no longer be required to seek authority from FERC for future securities issuances beyond the March 30, 2014 authorization period.

State Regulatory Financing Authorizations - In 2011, WPL received authorization from the PSCW to have up to $400 million of short-term borrowings and/or letters of credit outstanding at any time through the earlier of the expiration date of WPL’s credit facility agreement (including extensions) or December 2019. As of December 31, 2013, WPL also has remaining authority to issue up to $400 million of long-term debt securities in aggregate in 2014 pursuant to an August 2013 PSCW order.

In 2010, the MPUC issued an order that determined IPL does not need to obtain authorization to issue securities as long as IPL is not organized under the laws of the state of Minnesota and the securities issued do not encumber any of its property in the state of Minnesota. IPL currently does not have, and does not plan to issue, securities that encumber its property, thus IPL is not currently required to obtain approval from the MPUC for unsecured securities issuances. However, if in the future IPL were to subject its utility property in Minnesota to an encumbrance for the purpose of securing the payment of any indebtedness, IPL would be required to obtain an order from the MPUC approving such securities issuances.

Shelf Registrations - Alliant Energy, IPL and WPL have current shelf registration statements on file with the SEC for availability to issue securities through December 2014 as follows:

	Alliant Energy	IPL	WPL
Aggregate amount available as of December 31, 2013	Unspecified	$350 million	$550 million
Securities available to be issued	Common stock, debt and other securities	Preferred stock and debt securities	Preferred stock and debt securities

Common Stock Dividends - Payment of common stock dividends is subject to dividend declaration by Alliant Energy’s Board of Directors. Alliant Energy’s general long-term goal is to maintain a dividend payout ratio that is competitive with the industry average. Based on that, Alliant Energy’s goal is to maintain a dividend payout ratio of approximately 60% to 70% of consolidated earnings from continuing operations. Alliant Energy’s dividend payout ratio was 57% of its consolidated earnings from continuing operations in 2013. Refer to “Financing Forecast” below for discussion of expected common stock dividends in 2014. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s dividend payment restrictions based on the terms of applicable regulatory limitations and IPL’s outstanding preferred stock.

Common Stock Issuances and Capital Contributions - Alliant Energy issued a modest amount of additional common stock in 2011 through 2013 under its equity-based compensation plans for employees. Refer to “Financing Forecast” below for discussion of expected issuances of common stock through 2016. Refer to Note 7 of the “Combined Notes to Consolidated Financial Statements” for discussion of capital contributions from Alliant Energy to each of IPL, WPL, Corporate Services and Resources; payments of common stock dividends by IPL and WPL to their parent company; and repayments of capital by IPL and Resources to their parent company.

Preferred Stock Issuance and Redemptions - Refer to Note 8 of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s and WPL’s preferred stock redemptions and IPL’s issuance of preferred stock in 2013.

Short-term Debt - Alliant Energy and its subsidiaries maintain committed revolving credit facilities to provide short-term borrowing flexibility and backstop liquidity for commercial paper outstanding. At December 31, 2013, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL). There are currently 13 lenders that participate in the three credit facilities, with aggregate respective commitments ranging from $10 million to $135 million. In 2013, each of the credit facilities was extended one year through December 2017, and each has a one-year extension renewal provision remaining, subject to lender approval. Each of the credit facilities has a provision to expand the facility size up to $100 million, subject to lender approval for Alliant Energy and IPL, and subject to lender and regulatory approvals for WPL. During 2013, the Alliant Energy parent company, IPL and WPL issued commercial paper to meet short-term financing requirements and did not borrow directly under their respective credit facilities.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

The credit agreements contain provisions that prohibit placing liens on any of Alliant Energy’s, IPL’s or WPL’s property or their respective subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of the applicable borrower (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens, and liens to secure non-recourse debt not to exceed $100 million outstanding at any one time, and purchase money liens.

The credit agreements contain provisions that require, during their term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s, IPL’s and WPL’s respective consolidated assets be used to reduce commitments under their respective facilities. Exclusions include, among others, certain sale and lease-back transactions and sales of non-regulated assets and accounts receivable.

The credit agreements contain customary events of default. In addition, Alliant Energy’s credit agreement contains a cross-default provision that would be triggered if Alliant Energy or any domestic, majority-owned subsidiary of Alliant Energy defaults on debt (other than non-recourse debt) totaling $50 million or more. A cross-default provision would be triggered for Alliant Energy under the IPL or WPL credit agreements if IPL or WPL, as applicable, or a majority-owned subsidiary accounting for 20% or more of IPL’s or WPL’s, as applicable, consolidated assets (valued at carrying value) defaults on debt totaling $50 million or more. A default by a minority-owned subsidiary and, in the case of the Alliant Energy credit agreement, a default by a foreign subsidiary, would not trigger a cross-default. A default by Alliant Energy, Corporate Services or Resources and its subsidiaries would not trigger a cross-default under either the IPL or WPL credit agreements, nor would a default by either of IPL or WPL constitute a cross-default event for the other. If an event of default under any of the credit agreements occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreements immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, IPL or WPL, then any outstanding obligations under the respective credit agreements would be immediately due and payable. In addition, IPL’s sales of accounts receivable program agreement contains a cross-default provision that is triggered if IPL or Alliant Energy incurs an event of default on debt totaling $50 million or more. If an event of default under IPL’s sales of accounts receivable program agreement occurs, then the counterparty could terminate such agreement. Refer to Note 5(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on amounts outstanding under IPL’s sales of accounts receivable program.

A material adverse change representation is not required for borrowings under the credit agreements.

At December 31, 2013, Alliant Energy, IPL and WPL were in compliance with all material covenants and other provisions of the credit agreements.

Refer to Note 9(a) of the “Combined Notes to Consolidated Financial Statements” for additional information on the credit facilities, commercial paper outstanding and debt-to-capital ratios.

Long-term Debt - In 2013 and 2012, there were no significant retirements of long-term debt. In 2013 and 2012, significant issuances of long-term debt were as follows (dollars in millions):

Company	Principal Amount	Type	Interest Rate	Maturity Date	Use of Proceeds
2013:
IPL	$250	Senior debentures	4.7%	Oct-2043	Reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt and for general working capital purposes
2012:
WPL	250	Debentures	2.25%	Nov-2022	Fund a portion of the purchase price of Riverside
Corporate Services	75	Senior notes	3.45%	Sep-2022	Repay short-term debt primarily incurred for the purchase of the corporate headquarters building and for general working capital purposes
Franklin County Holdings, LLC	60	Variable-rate term loan credit agreement	1.04% at December 31, 2013	Dec-2014	Fund a portion of the costs of the Franklin County wind project

Refer to Note 9(b) of the “Combined Notes to Consolidated Financial Statements” for further discussion of long-term debt.

Financing Forecast - Alliant Energy, IPL and WPL currently anticipate the following financing activities to occur in the future. The financing activities of Alliant Energy and IPL are contingent on the completion of the sale of IPL’s Minnesota electric and natural gas distribution assets in 2014.

•
Long-term Debt - Alliant Energy, IPL and WPL currently expect to issue up to $600 million, $300 million and $300 million, respectively, of additional long-term debt in 2014. In addition, Alliant Energy currently anticipates refinancing $250 million of senior notes at the parent company and a $60 million term loan credit agreement at Franklin County Holdings LLC in the second half of 2014.

•
Common Stock Issuances - Alliant Energy currently expects to issue approximately $150 million of common stock through 2016. Alliant Energy currently does not plan to issue any material amount of common stock in 2014.

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

Creditworthiness -
Ratings Triggers - The long-term debt of Alliant Energy and its subsidiaries is not subject to any repayment requirements as a result of explicit credit rating downgrades or so-called “ratings triggers.” However, Alliant Energy and its subsidiaries are parties to various agreements that contain provisions dependent on credit ratings. In the event of a significant downgrade, Alliant Energy or its subsidiaries may need to provide credit support, such as letters of credit or cash collateral equal to the amount of the exposure, or may need to unwind the contract or pay the underlying obligation. In the event of a significant downgrade, management believes Alliant Energy, IPL and WPL have sufficient liquidity to cover counterparty credit support or collateral requirements under these various agreements. In addition, a downgrade in the credit ratings of Alliant Energy, IPL or WPL could also result in them paying higher interest rates in future financings, reduce their pool of potential lenders, increase their borrowing costs under existing credit facilities or limit their access to the commercial paper market. Alliant Energy, IPL and WPL are committed to taking the necessary steps required to maintain investment-grade credit ratings. Current credit ratings and outlooks are as follows:

		Standard & Poor’s Ratings Services	Moody’s Investors Service
Alliant Energy:	Corporate/issuer	A-	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	BBB+	A3
	Outlook	Stable	Stable
IPL:	Corporate/issuer	A-	A3
	Commercial paper	A-2	P-2
	Senior unsecured long-term debt	A-	A3
	Preferred stock	BBB	Baa2
	Outlook	Stable	Stable
WPL:	Corporate/issuer	A	A1
	Commercial paper	A-1	P-1
	Senior unsecured long-term debt	A	A1
	Outlook	Stable	Stable
Resources:	Corporate/issuer	A-	Not rated

Credit ratings are not recommendations to buy or sell securities and are subject to change, and each rating should be evaluated independently of any other rating. Each of Alliant Energy, IPL or WPL assumes no obligation to update their respective credit ratings. Refer to Note 15 of the “Combined Notes to Consolidated Financial Statements” for additional information on ratings triggers for commodity contracts accounted for as derivatives.

Off-Balance Sheet Arrangements -
Special Purpose Entities - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In 2013, 2012 and 2011, IPL evaluated the third party that purchases IPL’s receivable assets under the Agreement and believes that the third party is a VIE. However, IPL does not have a variable interest in the third party. Refer to “Cash Flows - Operating Activities - IPL’s Sales of Accounts Receivable Program” and Note 5(a) of the “Combined Notes to Consolidated Financial Statements” for information regarding IPL’s sales of accounts receivable program.

Guarantees and Indemnifications - Alliant Energy has guarantees and indemnifications outstanding at December 31, 2013 related to its prior divestiture activities. Refer to Note 16(d) of the “Combined Notes to Consolidated Financial Statements” for additional information.

Certain Financial Commitments -
Contractual Obligations - Consolidated long-term contractual obligations as of December 31, 2013 were as follows (in millions):

Alliant Energy	2014	2015	2016	2017	2018	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$487	$338	$265	$222	$195	$1,031	$2,538
SO2 emission allowances	—	12	14	8	—	—	34
Other (b)	8	3	—	—	—	—	11
Long-term debt maturities (Note 9(b))	359	183	3	4	355	2,444	3,348
Interest - long-term debt obligations	173	158	154	154	153	1,847	2,639
Capital purchase obligations (Note 16(a))	86	—	—	—	—	—	86
Operating leases (Note 10(a))	10	9	3	3	2	22	49
Capital leases	1	1	—	—	—	—	2
	$1,124	$704	$439	$391	$705	$5,344	$8,707

IPL	2014	2015	2016	2017	2018	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$312	$188	$170	$152	$135	$1,031	$1,988
SO2 emission allowances	—	12	14	8	—	—	34
Other (b)	5	1	—	—	—	—	6
Long-term debt maturities (Note 9(b))	38	150	—	—	350	1,025	1,563
Interest - long-term debt obligations	86	81	79	79	79	940	1,344
Capital purchase obligations (Note 16(a))	35	—	—	—	—	—	35
Operating leases (Note 10(a))	4	3	2	2	1	15	27
Capital leases	—	1	—	—	—	—	1
	$480	$436	$265	$241	$565	$3,011	$4,998

WPL	2014	2015	2016	2017	2018	Thereafter	Total
Operating expense purchase obligations (Note 16(b)):
Purchased power and fuel commitments (a)	$175	$150	$95	$70	$60	$—	$550
Other (b)	2	—	—	—	—	—	2
Long-term debt maturities (Note 9(b))	9	31	—	—	—	1,299	1,339
Interest - long-term debt obligations	71	71	69	69	69	890	1,239
Capital purchase obligations (Note 16(a))	51	—	—	—	—	—	51
Operating leases (Note 10(a))	6	5	1	1	—	—	13
Capital lease - Sheboygan Falls (Note 10(b))	15	15	15	15	15	98	173
Capital leases - other	1	—	—	—	—	—	1
	$330	$272	$180	$155	$144	$2,287	$3,368

(a)
Purchased power and fuel commitments represent normal business contracts used to ensure adequate purchased power, coal and natural gas supplies, and to minimize exposure to market price fluctuations. Alliant Energy, through its subsidiary Corporate Services, entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2013 regarding expected future usage, which is subject to change.

(b)	Other operating expense purchase obligations represent individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2013.

At December 31, 2013, Alliant Energy, IPL and WPL had no uncertain tax positions recorded as liabilities. Refer to Note 12(a) of the “Combined Notes to Consolidated Financial Statements” for anticipated pension and other postretirement benefits funding amounts, which are not included in the above tables. Refer to “Cash Flows - Investing Activities - Construction and Acquisition Expenditures” for additional information on construction and acquisition programs. In addition, at December 31, 2013, there were various other long-term liabilities and deferred credits included on the Consolidated Balance Sheets that, due to the nature of the liabilities, the timing of payments cannot be estimated and are therefore excluded from the above tables.

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - Alliant Energy’s, IPL’s and WPL’s primary market risk exposures are associated with commodity prices, investment prices and interest rates. Alliant Energy, IPL and WPL have risk management policies to monitor and assist in mitigating these market risks and use derivative instruments to manage some of the exposures. Refer to Notes 1(h) and 15 of the “Combined Notes to Consolidated Financial Statements” for further discussion of derivative instruments.

Commodity Price - Alliant Energy, IPL and WPL are exposed to the impact of market fluctuations in the price and transportation costs of commodities they procure and market. Alliant Energy, IPL and WPL employ established policies and procedures to mitigate their risks associated with these market fluctuations, including the use of various commodity derivatives and contracts of various durations for the forward sale and purchase of these commodities. Alliant Energy’s, IPL’s and WPL’s exposure to commodity price risks in their utility businesses is also significantly mitigated by current rate-making structures in place for recovery of their fuel-related costs as well as their cost of natural gas purchased for resale. IPL’s electric and gas tariffs and WPL’s wholesale electric and gas tariffs provide for subsequent monthly adjustments to their tariff rates for material changes in prudently incurred commodity costs. IPL’s and WPL’s rate mechanisms, combined with commodity derivatives, significantly reduce commodity risk associated with their electric and gas margins.

WPL’s retail electric margins have the most exposure to the impact of changes in commodity prices for Alliant Energy and WPL due largely to the current retail recovery mechanism in place in Wisconsin for fuel-related costs. The cost recovery mechanism applicable for WPL’s retail electric customers is based on forecasts of fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each retail electric rate proceeding or in a separate fuel cost plan approval proceeding. Under this cost recovery mechanism, if WPL’s actual fuel-related costs fall outside this fuel monitoring range during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs from retail electric customers that are outside the approved ranges. Deferral of under-collection of fuel-related costs are reduced to the extent WPL’s return on common equity during the fuel cost plan year exceeds the most recently authorized return on common equity. Retail fuel-related costs incurred by WPL for 2013 did not fall outside of the fuel monitoring range.

In December 2013, the PSCW approved annual forecasted fuel-related costs per MWh of $25.11 based on $345 million of variable fuel-related costs for WPL’s 2014 test period. These 2014 fuel-related costs will be monitored using an annual bandwidth of plus or minus 2%. Based on the cost recovery mechanism in Wisconsin, the annual forecasted fuel-related costs approved by the PSCW in December 2013 and an annual bandwidth of plus or minus 2%, Alliant Energy and WPL currently estimate the commodity risk exposure to their electric margins in 2014 is approximately $5 million. However, if WPL’s return on common equity in 2014 exceeds the most recently authorized return on common equity, the commodity risk exposure to WPL’s electric margins in 2014 could increase.

Refer to “Rate Matters” and Note 1(g) of the “Combined Notes to Consolidated Financial Statements” for additional details of utility cost recovery mechanisms that significantly reduce Alliant Energy’s, IPL’s and WPL’s commodity risk.

Investment Price - Alliant Energy, IPL and WPL are exposed to investment price risk as a result of their investments in securities, largely related to securities held by their pension and other postretirement benefits plans. Refer to Note 12(a) of the “Combined Notes to Consolidated Financial Statements” for details of the securities held by their pension and other postretirement benefits plans. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impact on Alliant Energy’s, IPL’s and WPL’s retirement plan costs of changes in the rate of returns earned by their plan assets.

Interest Rate - Alliant Energy and WPL are exposed to risk resulting from changes in interest rates as a result of their issuance of variable-rate borrowings. In addition, Alliant Energy and IPL are exposed to risk resulting from changes in interest rates as a result of cash proceeds outstanding under IPL’s sales of accounts receivable program. Assuming the impact of a hypothetical 100 basis point increase in interest rates on variable-rate borrowings, commercial paper and cash proceeds outstanding under IPL’s sales of accounts receivable program at December 31, 2013, Alliant Energy’s, IPL’s and WPL’s annual pre-tax expense would increase by approximately $4 million, $0 and $2 million, respectively.

Refer to Note 5(a) and Note 9 of the “Combined Notes to Consolidated Financial Statements” for additional information on cash proceeds outstanding under IPL’s sales of accounts receivable program, and short-and long-term variable-rate borrowings, respectively. Refer to “Critical Accounting Policies and Estimates - Pensions and Other Postretirement Benefits” for the impacts of changes in discount rates on retirement plan obligations and costs.

Critical Accounting Policies and Estimates - The preparation of consolidated financial statements in conformity with GAAP requires that management apply accounting policies and make estimates that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Based on historical experience and various other factors, Alliant Energy, IPL and WPL believe the following accounting policies and estimates are critical to their business and the understanding of their financial results as they require critical assumptions and judgments by management. The results of these assumptions and judgments form the basis for making estimates regarding the results of operations and the amounts of assets and liabilities that are not readily apparent from other sources. Actual financial results may differ materially from these estimates. Alliant Energy’s, IPL’s and WPL’s management has discussed these critical accounting policies and estimates with the Audit Committee. Refer to Note 1 of the “Combined Notes to Consolidated Financial Statements” for additional discussion of accounting policies and the estimates used in the preparation of the consolidated financial statements.

Contingencies - Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding the future outcome of contingent events and record loss contingency amounts for any contingent events that are both probable and reasonably estimated based upon current available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that Alliant Energy, IPL and WPL make in accounting for contingencies, and the gains and losses that they record upon the ultimate resolution of these uncertainties, could have a significant effect on the results of operations and the amount of assets and liabilities in their financial statements. Note 16 of the “Combined Notes to Consolidated Financial Statements” provides discussion of contingencies assessed at December 31, 2013 including various pending legal proceedings, guarantees and indemnifications that may have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Alliant Energy’s utility subsidiaries (IPL and WPL) are regulated by various federal and state regulatory agencies. As a result, they are subject to accounting guidance for regulated operations, which recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets or regulatory liabilities arise as a result of a difference between GAAP and the accounting principles imposed by the regulatory agencies in the rate-making process. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Alliant Energy, IPL and WPL recognize regulatory assets and regulatory liabilities in accordance with the rulings of applicable federal and state regulators, and future regulatory rulings may impact the carrying value and accounting treatment of their regulatory assets and regulatory liabilities.

Alliant Energy, IPL and WPL make assumptions and judgments each reporting period regarding whether their regulatory assets are probable of future recovery and their regulatory liabilities are probable future obligations by considering factors such as regulatory environment changes, rate orders issued by the applicable regulatory agencies and historical decisions by such regulatory agencies regarding similar regulatory assets and regulatory liabilities. The decisions made by regulatory authorities have an impact on the recovery of costs, the rate of return on invested capital and the timing and amount of assets to be recovered by rates. A change in these decisions may result in a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations and the amount of assets and liabilities in their financial statements. Note 2 of the “Combined Notes to Consolidated Financial Statements” provides details of the nature and amounts of Alliant Energy’s, IPL’s and WPL’s regulatory assets and regulatory liabilities assessed at December 31, 2013 as well as material changes to their regulatory assets and regulatory liabilities during 2013.

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

Non-regulated Operations - Factors considered in determining if an impairment review is necessary for long-lived assets within non-regulated operations include a significant underperformance of the assets relative to historical or projected future operating results, a significant change in the use of the acquired assets or business strategy related to such assets, and significant negative industry, regulatory or economic trends. When an impairment review is deemed necessary, a comparison is made between the expected undiscounted future cash flows and the carrying amount of the asset. If the carrying amount of the asset exceeds the expected undiscounted future cash flows, an impairment loss is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value is determined by the use of quoted market prices, appraisals, or the use of valuation techniques such as expected discounted future cash flows. Alliant Energy’s and IPL’s long-lived assets within their non-regulated operations assessed in 2013 included a wind site currently expected to be used to develop a future wind project. In addition, Alliant Energy’s long-lived assets within its non-regulated operations assessed in 2013 also included the Franklin County wind project.

Franklin County Wind Project - Alliant Energy completed construction of its 99 MW Franklin County wind project and placed it into service in 2012. In 2012, Alliant Energy performed an impairment test of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The test concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of December 31, 2012, resulting in no impairment. In 2013, Alliant Energy evaluated if there were any significant changes in the undiscounted cash flows used in the 2012 impairment test, which may indicate a significant decrease in the market value of the Franklin County wind project. No significant changes in the undiscounted cash flows were identified, and as a result, an impairment test was not required in 2013. Future changes in the estimated cash flows could result in the undiscounted cash flows being less than the carrying amount and a future material impairment could be required. Primary factors that could have an effect on the future expected cash flows for the project include the price of electricity generated from the project during its useful life, the volume of electricity generated, the expected life of the project, probability of selling the wind project, and changes in anticipated operation and maintenance expenses. An impairment of the Franklin County wind project could be triggered in the future if long-term electricity prices stay at current levels or decline, or if the expected output or life of the project is significantly reduced. As of December 31, 2013, the carrying value of the Franklin County wind project was $142 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheet. Note 3 of the “Combined Notes to Consolidated Financial Statements” provides additional discussion of the Franklin County wind project.

Undeveloped Wind Site - As of December 31, 2013, Alliant Energy and IPL have an undeveloped wind site with capitalized costs of $13 million related to IPL’s approximate 200 MW of wind site capacity in Franklin County, Iowa. Alliant Energy and IPL assessed the recoverability of this undeveloped wind site given the long-term period projected until the site is utilized and concluded no impairment test was required in 2013. Changes in the future use of this undeveloped wind site could result in a future material impairment. The future utilization of this undeveloped wind site is dependent on the future demand of wind energy in the region where the wind site is located. Such future wind energy demand is dependent on various factors including future government incentives for wind projects, energy policy and legislation including federal and state renewable energy standards and regulation of carbon emissions, electricity and fossil fuel prices, transmission constraints in the region where the wind site is located and further technological advancements for wind generation. Alliant Energy and IPL currently believe, based on a combination of the various factors, further wind development in the region where the wind site is located will occur. Alliant Energy and IPL could realize an impairment related to this wind site if one or more of these factors are no longer expected to occur, or actions by regulatory agencies with jurisdiction over IPL indicate the costs of the undeveloped wind site would not be approved to be recovered from customers.

Regulated Operations - Long-lived assets within regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL is disallowed recovery of any portion of the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the amount of the carrying value that was disallowed recovery. If IPL or WPL is disallowed a full or partial return on the carrying value of its regulated property, plant and equipment that has been recently completed or is probable of being retired early, an impairment charge is recognized equal to the difference between the carrying amount of the asset and the present value of the future revenues expected from its regulated property, plant and equipment. Alliant Energy’s, IPL’s and WPL’s long-lived assets within their regulated operations that were assessed for impairment in 2013 included transmission network upgrade costs related to WPL’s Bent Tree - Phase I wind project, the Minnesota retail electric portion of IPL’s Whispering Willow - East wind project, and IPL’s and WPL’s generating units subject to early retirement.

WPL’s Bent Tree - Phase I Wind Project - Certain costs incurred by WPL in 2011 and 2012 related to transmission network upgrades at its Bent Tree - Phase I wind project have been subject to periodic recoverability assessments. In July 2013, FERC issued an order requiring changes to ITC’s Attachment “FF” tariff, which results in owners of the EGUs being responsible for a substantially higher portion of the transmission network upgrade costs required to meet MISO interconnection requirements. As a result, Alliant Energy and WPL do not expect reimbursement of these transmission network upgrade costs from ITC and could record an impairment of these costs in the future if WPL is not allowed to recover these costs from its electric customers. As of December 31, 2013, Alliant Energy and WPL recorded $14 million in “Deferred charges and other” on their Consolidated Balance Sheets related to the transmission network upgrades constructed by ITC. Refer to “Other Future Considerations - Electric Transmission Service Charges” for further discussion of transmission network upgrade costs.

IPL’s Whispering Willow - East Wind Project - Refer to Note 3(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of adjustments made by Alliant Energy and IPL in 2011 and 2013 to the carrying value of IPL’s Whispering Willow - East wind project, based on amounts IPL determined were probable of being disallowed for recovery from its Minnesota retail electric customers.

Generating Units Subject to Early Retirement - Due to current and proposed environmental regulations, Alliant Energy, IPL and WPL are evaluating future plans for their electric generation fleet and have announced the early retirement of certain older and less-efficient EGUs. When it becomes probable that an EGU will be retired before the end of its useful life, Alliant Energy, IPL and WPL must assess whether the EGU meets the criteria to be considered probable of abandonment. EGUs that are considered probable of abandonment generally have material remaining net book values and are expected to cease operations in the near term significantly before the end of their original estimated useful lives. If an EGU meets the criteria to be considered probable of abandonment, Alliant Energy, IPL and WPL must assess the probability of full recovery of the remaining carrying value of such EGU. If it is probable that regulators will not allow full recovery of and a full return on the remaining carrying amount of the abandoned EGU, an impairment charge is recognized equal to the difference between the remaining carrying value and the present value of the future revenues expected from the abandoned EGU. Alliant Energy, IPL and WPL evaluated their EGUs that are subject to early retirement and determined that Edgewater Unit 3 and Nelson Dewey Units 1 and 2 met the criteria to be considered probable of abandonment as of December 31, 2013. Alliant Energy and WPL concluded that no impairment was required as of December 31, 2013 for Edgewater Unit 3 and Nelson Dewey Units 1 and 2 given that WPL is recovering the remaining net book value of these EGUs over a 10-year period beginning January 1, 2013 pursuant to a PSCW order issued in May 2012. Refer to Note 3(a) of “Combined Notes to Consolidated Financial Statements” for additional details of the EGUs anticipated to be retired in the future. Refer to “Strategic Overview” for discussion of EGUs that may be retired by Alliant Energy, IPL and WPL in the future, along with the aggregate net book value of these EGUs.

Unbilled Revenues - Unbilled revenues are primarily associated with Alliant Energy’s, IPL’s and WPL’s utility operations. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout the month. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates. Such process involves the use of various judgments and assumptions and significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s results of operations. As of December 31, 2013, unbilled revenues related to Alliant Energy’s utility operations were $178 million ($86 million at IPL and $92 million at WPL). Note 5(a) of the “Combined Notes to Consolidated Financial Statements” provides discussion of IPL’s unbilled revenues as of December 31, 2013 sold to a third party related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Alliant Energy, IPL and WPL sponsor various defined benefit pension and other postretirement benefits plans that provide benefits to a significant portion of their employees. Alliant Energy, IPL and WPL make assumptions and judgments periodically to estimate the obligations and costs related to their retirement plans. There are many judgments and assumptions involved in determining an entity’s pension and other postretirement liabilities and costs each period including employee demographics (including age, life expectancies and compensation levels), discount rates, assumed rates of return and funding. Changes made to plan provisions may also impact current and future benefits costs. Judgments and assumptions are supported by historical data and reasonable projections and are reviewed at least annually. The following table shows the impacts of changing certain key actuarial assumptions discussed above (in millions):

	Defined Benefit Pension Plans		Other Postretirement Benefits Plans
Change in Actuarial Assumption	Impact on Projected Benefit Obligation at December 31, 2013	Impact on 2014 Net Periodic Benefit Costs	Impact on Projected Benefit Obligation at December 31, 2013	Impact on 2014 Net Periodic Benefit Costs
Alliant Energy
1% change in discount rate	$137	$9	$19	$2
1% change in expected rate of return	N/A	10	N/A	1
IPL
1% change in discount rate	64	4	8	1
1% change in expected rate of return	N/A	5	N/A	1
WPL
1% change in discount rate	59	5	8	1
1% change in expected rate of return	N/A	4	N/A	—

Note 12(a) of the “Combined Notes to Consolidated Financial Statements” provides additional details of pension and other postretirement benefits plans. Note 16(c) of the “Combined Notes to Consolidated Financial Statements” provides recent developments of the class-action lawsuit filed against the Cash Balance Plan in 2008.

Income Taxes - Alliant Energy, IPL and WPL are subject to income taxes in various jurisdictions. Alliant Energy, IPL and WPL make assumptions and judgments each reporting period to estimate their income tax assets, liabilities, benefits and expenses. Judgments and assumptions are supported by historical data and reasonable projections. Significant changes in these judgments and assumptions could have a material impact on Alliant Energy’s, IPL’s and WPL’s financial condition and results of operations. Alliant Energy’s and IPL’s critical assumptions and judgments for 2013 include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Alliant Energy’s, IPL’s and WPL’s critical assumptions and judgments include projections of future taxable income used to determine their ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned.

Effect of Rate-making on Property-related Differences - Alliant Energy’s and IPL’s effective income tax rates are normally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Changes in methods or assumptions regarding the amount of IPL’s qualifying repairs expenditures, allocation of mixed service costs, and retirement or removal of depreciable property could result in a material impact on Alliant Energy’s and IPL’s financial condition and results of operations. Refer to Note 1(c) of the “Combined Notes to Consolidated Financial Statements” for further discussion of regulatory accounting for taxes. Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for details of how the effect of rate-making on property-related differences impacted Alliant Energy’s and IPL’s effective income tax rates for 2013, 2012 and 2011. Refer to “Other Future Considerations” for further discussion of potential tax accounting method changes.

Carryforward Utilization - Alliant Energy, IPL and WPL have generated significant federal tax credit carryforwards and federal and state net operating loss carryforwards. Based on projections of current and future taxable income, Alliant Energy, IPL and WPL plan to utilize substantially all of these carryforwards prior to their expiration. Changes in assumptions regarding Alliant Energy’s, IPL’s and WPL’s current and future taxable income could require valuation allowances in the future resulting in a material impact on their financial condition and results of operations. Refer to Note 11 of the “Combined Notes to Consolidated Financial Statements” for further discussion of federal tax credit carryforwards, and federal and state net operating loss carryforwards.

Other Future Considerations - In addition to items discussed earlier in MDA, the “Combined Notes to Consolidated Financial Statements” in Item 8 and “Risk Factors” in Item 1A, the following items could impact Alliant Energy’s, IPL’s or WPL’s future financial condition or results of operations:

Electric Transmission Service Charges - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate template referred to as Attachment “O,” which is administered by MISO. Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates as discussed below, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expenses.

2014 Electric Transmission Service Expenses -
2014 Rates Charged by ITC to IPL - In September 2013, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2014 for electric transmission services. The proposed rate was based on ITC’s net revenue requirement for 2014 as well as a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2012 and a true-up adjustment credit related to a FERC audit of ITC. The 2014 Attachment “O” rate filed with MISO is approximately 13% higher than the rate ITC charged its customers in 2013.

2014 Rates Charged by ATC to WPL - WPL does not expect any material changes in the 2014 Attachment “O” rate billed by ATC compared to the rate billed in 2013.

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

The increase in ITC’s Attachment “O” rate and MISO transmission charges for shared transmission projects are expected to contribute to increases in future electric transmission service charges for IPL and WPL. IPL’s expected increase for 2014 is partially offset by the impact of electric transmission service expenses IPL over-collected from its Iowa retail electric customers in 2013 under its transmission cost recovery rider, which will reduce electric transmission service expenses billed to Iowa customers in 2014. As a result, Alliant Energy, IPL and WPL currently estimate their electric transmission service expenses in 2014 will be higher than the comparable expenses charged in 2013 by approximately $30 million, $20 million and $10 million, respectively. A significant portion of the increase in IPL’s electric transmission service expenses is expected to be offset with increases in electric revenues resulting from the transmission cost recovery rider. A significant portion of the increase in WPL’s electric transmission service expenses was utilized to set electric revenues approved by the PSCW in WPL’s latest retail electric base rate case.

ITC’s Attachment “FF” Tariff - In 2012, IPL filed a complaint with FERC regarding ITC’s Attachment “FF” tariff. ITC’s Attachment “FF” tariff determines how much of the transmission network upgrade costs incurred to interconnect an EGU to ITC’s transmission system will be incurred by the owner of such EGU. In the complaint, IPL alleged that its customers have made material incremental payments under ITC’s Attachment “FF” tariff without obtaining equal benefits, as compared to costs that would have been charged under MISO’s Attachment “FF” tariff applicable in the majority of the MISO pricing zones. In July 2013, FERC issued an order requiring MISO, on behalf of ITC, to revise ITC’s Attachment “FF” tariff to conform to the MISO Attachment “FF” tariff. In August 2013, MISO submitted a filing with these tariff revisions, which became effective as of the date of the July 2013 order. Also in August 2013, ITC filed a request for rehearing and/or clarification, and IPL filed a request for clarification. In February 2014, FERC issued an order that denied ITC’s request for rehearing, responded to the requests for clarification, accepted MISO’s tariff revisions and substantially affirmed its July 2013 order. The revised Attachment “FF” tariff is expected to reduce the amount of transmission network upgrade costs billed by ITC to IPL compared to what would have been billed under ITC’s prior Attachment “FF” tariff. Alliant Energy and IPL currently expect to pass on the Iowa retail portion of any changes in electric transmission service costs billed by ITC to IPL from the revision in ITC’s Attachment “FF” tariff to IPL’s retail electric customers in Iowa through the transmission cost recovery rider. Refer to “Strategic Overview” for further discussion of the July 2013 FERC order and IPL’s and WPL’s anticipation that ITC will self-fund the transmission network upgrades associated with Marshalltown and Bent Tree, respectively.

FERC Order 1000 - In 2011, FERC issued Order 1000, which reforms its electric transmission planning and cost allocation requirements for public utility transmission providers. One substantial change from the order is the requirement for projects with regional cost allocation to have the federal right of first refusal removed. Incumbent public utility transmission providers no longer have a federal right of first refusal to build, own and operate large-scale transmission projects located within their service territory that have regional cost sharing. To comply with this requirement, MISO is creating a competitive bidding process for projects subject to the right of first refusal removal, which could lead to a potential decrease in the expected costs of impacted future transmission projects. Alliant Energy, IPL and WPL are currently unable to determine what impacts, if any, this order may have on their future electric transmission service charges.

MISO Transmission Owner Return on Equity Complaint - In November 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to: (1) reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 9.15%; (2) institute a regulatory capital structure not to exceed 50% of common equity; and (3) eliminate certain return on equity adders. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. ITC’s and ATC’s current authorized regulatory capital structure for common equity is 60% and 50%, respectively. Any change to ITC’s and ATC’s return on equity and regulatory capital structure for common equity would impact the calculation of their respective Attachment “O” rates, resulting in changes to electric transmission service costs billed by ITC and ATC to their customers. Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. In addition, any change to ATC’s return on equity and regulatory capital structure for common equity could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future. Alliant Energy, IPL and WPL are currently unable to determine the timing and nature of any FERC actions related to this complaint and resulting changes to their financial condition and results of operations.

MISO Attachment “O” Protocols - In 2012, IPL filed comments in a FERC inquiry related to MISO’s Attachment “O” protocols. In May 2013, FERC issued an order that determined the MISO Attachment “O” protocols to be insufficient. FERC ordered MISO and the impacted transmission owners, including ITC and ATC, to make certain changes to their protocols. In September 2013, MISO transmission owners, including ITC and ATC, submitted proposed revisions to their Attachment “O” rate protocols to FERC for approval. Alliant Energy, IPL and WPL are currently unable to determine the timing of final FERC approval and what impacts the changes in protocols will have on their future electric transmission service charges.

Sales Trends - In January 2012, Eagle Point filed a Petition for Declaratory Order requesting that the IUB declare Eagle Point is not a public utility subject to the service territory laws in Iowa. Specifically, Eagle Point sought to sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City’s property. IPL, MidAmerican, the Iowa Association of Electric Cooperatives, a coalition of solar power advocates, and the OCA actively participated in the related IUB proceeding. In April 2012, the IUB issued an order finding that Eagle Point’s proposed arrangement would make it a public utility operating in IPL’s exclusive service territory in violation of Iowa’s service territory laws. In May 2012, Eagle Point requested review of the IUB’s April 2012 order from the Polk County, Iowa District Court. In March 2013, the District Court issued a ruling that vacated the IUB’s decision, and found Eagle Point did not constitute a public utility and could enter into its proposed direct sales arrangement with the City of Dubuque. In April 2013, IPL and MidAmerican filed a joint Notice of Appeal with the Iowa Supreme Court. The IUB and the Iowa Association of Electric Cooperatives also filed Notices of Appeal with the Iowa Supreme Court, and Eagle Point submitted a Notice of Cross-Appeal. In January 2014, the Iowa Supreme Court heard oral arguments in the case. The District Court decision is currently stayed. Alliant Energy and IPL are currently unable to determine how this District Court ruling, if upheld by the Iowa Supreme Court, may impact the level of third-party solar development in IPL’s service territory and resulting impact on future demand of electricity by IPL’s customers.

Potential Tax Accounting Method Changes - Alliant Energy, IPL and WPL are currently assessing potential tax accounting method changes as a result of certain final and proposed regulations issued by the U.S. Department of the Treasury and procedures issued by the IRS. In May 2013, the IRS issued a revenue procedure identifying the units of property that can be utilized for determining repairs on electric generation assets. In September 2013, the U.S. Department of the Treasury issued both final and proposed tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. In January 2014, the IRS issued guidance containing the procedures to comply with the tangible property regulations. In addition, Alliant Energy, IPL and WPL currently anticipate the IRS will publish additional guidance clarifying regulations related to the tax treatment of repairs expenditures for gas distribution property. The outcomes of the assessment of the January 2014 guidance and additional guidance could result in Alliant Energy, IPL and WPL filing additional tax accounting method changes with the IRS. If approved by the IRS, these tax accounting method changes could materially impact Alliant Energy’s and IPL’s future income tax benefits and expenses due to Iowa rate-making principles, which do not recognize deferred income tax benefits and expenses for certain property-related differences at IPL.

Retirement Plan Costs - Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs related to their defined benefit pension and other postretirement benefits plans are currently expected to be lower in 2014 compared to 2013 by approximately $18 million, $9 million and $8 million, respectively. These amounts do not include the impact of $9 million of additional benefit costs related to the Cash Balance Plan in 2013. The decrease in net periodic benefit costs is primarily due to the use of higher discount rates as of December 31, 2013 and higher than expected returns on plan assets resulting in increases in retirement plan assets during 2013. Approximately 30% to 40% of net periodic benefit costs are allocated to capital projects each year. As a result, the decrease in net periodic benefit costs is not expected to result in a comparable decrease in other operation and maintenance expenses. Refer to Note 12(a) of the “Combined Notes to Consolidated Financial Statements” for additional details of Alliant Energy’s, IPL’s and WPL’s defined benefit pension and other postretirement benefits plans.

Performance-based Compensation Plans - Alliant Energy’s total compensation package includes a performance-based compensation program, which provides substantially all of Alliant Energy’s non-bargaining employees an opportunity to receive annual cash payments based on the achievement of specific short-term annual operational and financial performance measures. In 2013, Alliant Energy, IPL and WPL incurred $41 million, $23 million and $17 million, respectively, of performance-based compensation expense. The current operational performance measures for 2014 relate to diversity, safety, customer satisfaction, service reliability and the availability of certain EGUs. The current financial performance measures for 2014 relate to earnings per share from continuing operations and cash flows from operations generated by IPL, WPL and Corporate Services, as adjusted pursuant to the terms of the OIP. In addition, the total compensation program for certain key employees includes long-term awards issued under equity-based compensation plans. Refer to Note 12(b) of the “Combined Notes to Consolidated Financial Statements” for details of the equity-based compensation plans. Alliant Energy, IPL and WPL are currently unable to determine what impacts these performance-based compensation plans will have on their future financial condition or results of operations.

System Support Resource - In 2013, MISO designated another utility’s EGU located in a local resource zone for which ATC provides transmission services as an SSR. In January 2014, MISO filed an SSR agreement with the owner of the designated EGU, which established an annual revenue requirement of approximately $52 million, effective February 1, 2014. The revenue requirement has been requested to be allocated among ATC’s customers located in the local resource zone, including WPL. If approved by FERC, WPL’s estimated share of this annual revenue requirement is expected to be approximately $10 million. Although MISO’s tariff only allows SSR agreements with a term of one year, WPL currently expects that the SSR agreement and revenue requirement for this EGU could be extended for several years until transmission facilities are constructed to eliminate the need for this EGU. WPL currently expects to defer any SSR costs incurred through December 31, 2015 pursuant to an April 2013 PSCW order.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alliant Energy Corporation and subsidiaries (Alliant Energy) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Alliant Energy’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Alliant Energy’s management assessed the effectiveness of Alliant Energy’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Alliant Energy’s management concluded that, as of December 31, 2013, Alliant Energy’s internal control over financial reporting was effective.

Deloitte & Touche LLP, Alliant Energy’s independent registered public accounting firm, has audited Alliant Energy’s internal control over financial reporting. That report is set forth immediately prior to the report of Deloitte & Touche LLP on the financial statements included herein.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the internal control over financial reporting of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Alliant Energy Corporation
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Alliant Energy Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2014

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$2,689.0	$2,589.3	$2,635.8
Gas	464.8	396.3	476.7
Other	71.3	56.7	62.0
Non-regulated	51.7	52.2	46.9
Total operating revenues	3,276.8	3,094.5	3,221.4
Operating expenses:
Utility:
Electric production fuel and energy purchases	725.0	712.3	764.5
Purchased electric capacity	216.8	271.5	257.2
Electric transmission service	418.3	341.3	323.8
Cost of gas sold	276.7	217.2	295.2
Other operation and maintenance	620.7	590.0	630.2
Non-regulated operation and maintenance	14.9	11.9	18.0
Depreciation and amortization	370.9	332.4	321.0
Taxes other than income taxes	99.6	98.2	98.2
Total operating expenses	2,742.9	2,574.8	2,708.1
Operating income	533.9	519.7	513.3
Interest expense and other:
Interest expense	172.8	156.7	158.3
Equity income from unconsolidated investments, net	(43.7)	(41.3)	(39.3)
Allowance for funds used during construction	(30.8)	(21.9)	(12.0)
Interest income and other	(0.4)	(4.0)	(4.3)
Total interest expense and other	97.9	89.5	102.7
Income from continuing operations before income taxes	436.0	430.2	410.6
Income taxes	53.9	89.4	69.2
Income from continuing operations, net of tax	382.1	340.8	341.4
Loss from discontinued operations, net of tax	(5.9)	(5.1)	(19.5)
Net income	376.2	335.7	321.9
Preferred dividend requirements of subsidiaries	17.9	15.9	18.3
Net income attributable to Alliant Energy common shareowners	$358.3	$319.8	$303.6
Weighted average number of common shares outstanding (basic and diluted)	110.8	110.8	110.7
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$3.29	$2.93	$2.92
Loss from discontinued operations, net of tax	(0.06)	(0.04)	(0.18)
Net income	$3.23	$2.89	$2.74
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$364.2	$324.9	$323.1
Loss from discontinued operations, net of tax	(5.9)	(5.1)	(19.5)
Net income attributable to Alliant Energy common shareowners	$358.3	$319.8	$303.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant	$9,415.7	$9,070.7
Gas plant	909.9	878.4
Other plant	547.9	506.2
Accumulated depreciation (accum. depr.)	(3,726.2)	(3,513.0)
Net plant	7,147.3	6,942.3
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls (WPL)	265.0	130.4
Ottumwa Generating Station Unit 1 emission controls (IPL)	135.1	73.7
George Neal Generating Station Unit 3 emission controls (IPL)	54.6	26.5
Other	223.2	188.2
Other, less accum. depr. of $5.6 for both periods	22.3	21.2
Total utility	7,847.5	7,382.3
Non-regulated and other:
Non-regulated Generation, less accum. depr. of $40.0 and $31.0	249.4	258.6
Alliant Energy Corporate Services, Inc. and other, less accum. depr. of $214.2 and $200.2	229.6	197.1
Total non-regulated and other	479.0	455.7
Total property, plant and equipment	8,326.5	7,838.0
Current assets:
Cash and cash equivalents	9.8	21.2
Accounts receivable, less allowance for doubtful accounts:
Customer	81.8	94.9
Unbilled utility revenues	92.3	81.4
Other	299.2	209.4
Production fuel, at weighted average cost	103.6	103.1
Materials and supplies, at weighted average cost	69.6	63.1
Gas stored underground, at weighted average cost	38.6	37.7
Regulatory assets	53.9	83.5
Prepaid gross receipts tax	40.8	40.4
Deferred income tax assets	136.7	170.2
Other	84.9	89.4
Total current assets	1,011.2	994.3
Investments:
Investment in American Transmission Company LLC	272.1	257.0
Other	57.5	62.0
Total investments	329.6	319.0
Other assets:
Regulatory assets	1,359.3	1,528.9
Deferred charges and other	85.8	105.3
Total other assets	1,445.1	1,634.2
Total assets	$11,112.4	$10,785.5
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2013	2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,943,669 and 110,987,400 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,507.8	1,511.2
Retained earnings	1,780.7	1,630.7
Accumulated other comprehensive loss	(0.2)	(0.8)
Shares in deferred compensation trust - 227,469 and 216,030 shares at a weighted average cost of $35.25 and $33.61 per share	(8.0)	(7.3)
Total Alliant Energy Corporation common equity	3,281.4	3,134.9
Cumulative preferred stock of Interstate Power and Light Company	200.0	145.1
Noncontrolling interest	1.8	1.8
Total equity	3,483.2	3,281.8
Cumulative preferred stock of Wisconsin Power and Light Company	—	60.0
Long-term debt, net (excluding current portion)	2,977.8	3,136.6
Total capitalization	6,461.0	6,478.4
Current liabilities:
Current maturities of long-term debt	358.5	1.5
Commercial paper	279.4	217.5
Accounts payable	365.0	339.3
Regulatory liabilities	196.6	189.7
Accrued taxes	50.0	48.0
Accrued interest	50.7	48.0
Other	133.1	176.0
Total current liabilities	1,433.3	1,020.0
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	2,112.7	1,934.2
Regulatory liabilities	624.9	726.4
Pension and other benefit obligations	206.6	364.0
Other	273.9	262.5
Total long-term liabilities and deferred credits	3,218.1	3,287.1
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$11,112.4	$10,785.5

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$376.2	$335.7	$321.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	370.9	332.9	323.8
Other amortizations	40.2	55.0	56.3
Deferred taxes and investment tax credits	108.3	143.3	10.2
Equity income from unconsolidated investments, net	(43.7)	(41.3)	(39.3)
Distributions from equity method investments	35.4	34.2	32.3
Equity component of allowance for funds used during construction	(20.3)	(14.1)	(7.6)
Non-cash valuation charges and other	(3.7)	0.7	20.3
Other changes in assets and liabilities:
Accounts receivable	(49.2)	61.3	(54.3)
Sales of accounts receivable	(101.0)	(10.0)	75.0
Regulatory assets	140.5	(178.1)	(413.1)
Regulatory liabilities	(90.8)	16.4	168.3
Deferred income taxes	101.9	69.7	147.3
Pension and other benefit obligations	(157.4)	51.3	8.9
Other	23.7	(15.9)	52.7
Net cash flows from operating activities	731.0	841.1	702.7
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business - purchase of Riverside Energy Center	—	(403.5)	—
Utility business - other	(731.6)	(622.0)	(608.1)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(66.7)	(132.6)	(65.3)
Proceeds from Franklin County wind project cash grant	62.4	—	—
Collections of advances for customer energy efficiency projects	16.6	22.9	31.0
Other	(35.4)	(20.3)	(9.7)
Net cash flows used for investing activities	(754.7)	(1,155.5)	(652.1)
Cash flows from (used for) financing activities:
Common stock dividends	(208.3)	(199.3)	(188.1)
Preferred dividends paid by subsidiaries	(11.4)	(15.9)	(16.8)
Payments to redeem cumulative preferred stock of IPL and WPL	(211.0)	—	(40.0)
Proceeds from issuance of cumulative preferred stock of IPL	200.0	—	—
Proceeds from issuance of long-term debt	250.0	385.0	0.4
Net change in commercial paper	11.9	164.7	55.4
Other	(18.9)	(10.3)	(9.4)
Net cash flows from (used for) financing activities	12.3	324.2	(198.5)
Net increase (decrease) in cash and cash equivalents	(11.4)	9.8	(147.9)
Cash and cash equivalents at beginning of period	21.2	11.4	159.3
Cash and cash equivalents at end of period	$9.8	$21.2	$11.4
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$171.7	$155.2	$157.6
Income taxes, net of refunds	($9.6)	($20.3)	($10.8)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$103.8	$105.3	$49.7
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMMON EQUITY

						Total
				Accumulated	Shares in	Alliant
		Additional		Other	Deferred	Energy
	Common	Paid-In	Retained	Comprehensive	Compensation	Common
	Stock	Capital	Earnings	Income (Loss)	Trust	Equity
	(in millions)
2011:
Beginning balance	$1.1	$1,506.8	$1,394.7	($1.4)	($7.6)	$2,893.6
Net income attributable to Alliant Energy common shareowners			303.6			303.6
Common stock dividends ($1.70 per share)			(188.1)			(188.1)
Other		4.0			(0.7)	3.3
Other comprehensive income, net of tax				0.6		0.6
Ending balance	1.1	1,510.8	1,510.2	(0.8)	(8.3)	3,013.0
2012:
Net income attributable to Alliant Energy common shareowners			319.8			319.8
Common stock dividends ($1.80 per share)			(199.3)			(199.3)
Other		0.4			1.0	1.4
Ending balance	1.1	1,511.2	1,630.7	(0.8)	(7.3)	3,134.9
2013:
Net income attributable to Alliant Energy common shareowners			358.3			358.3
Common stock dividends ($1.88 per share)			(208.3)			(208.3)
Preferred stock issuance costs		(5.4)				(5.4)
Other		2.0			(0.7)	1.3
Other comprehensive income, net of tax				0.6		0.6
Ending balance	$1.1	$1,507.8	$1,780.7	($0.2)	($8.0)	$3,281.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Interstate Power and Light Company and subsidiary (IPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. IPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

IPL’s management assessed the effectiveness of IPL’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, IPL’s management concluded that, as of December 31, 2013, IPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Interstate Power and Light Company
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Interstate Power and Light Company and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2014

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Operating revenues:
Electric utility	$1,491.8	$1,371.1	$1,408.3
Gas utility	273.9	226.7	276.3
Steam and other	53.1	52.5	55.5
Total operating revenues	1,818.8	1,650.3	1,740.1
Operating expenses:
Electric production fuel and energy purchases	382.1	344.5	383.1
Purchased electric capacity	155.2	153.7	147.7
Electric transmission service	301.4	235.0	219.2
Cost of gas sold	160.3	124.9	175.6
Other operation and maintenance	362.3	350.0	375.0
Depreciation and amortization	191.1	188.9	179.1
Taxes other than income taxes	54.4	53.0	52.0
Total operating expenses	1,606.8	1,450.0	1,531.7
Operating income	212.0	200.3	208.4
Interest expense and other:
Interest expense	81.3	78.5	78.7
Allowance for funds used during construction	(21.0)	(8.4)	(5.8)
Interest income and other	(0.3)	(0.2)	(0.2)
Total interest expense and other	60.0	69.9	72.7
Income before income taxes	152.0	130.4	135.7
Income tax benefit	(37.9)	(19.8)	(3.6)
Net income	189.9	150.2	139.3
Preferred dividend requirements	16.3	12.6	15.0
Earnings available for common stock	$173.6	$137.6	$124.3
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$5,034.9	$4,815.2
Gas plant	456.8	441.4
Steam and other plant	302.8	289.1
Accumulated depreciation	(2,025.3)	(1,930.7)
Net plant	3,769.2	3,615.0
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	135.1	73.7
George Neal Generating Station Unit 3 emission controls	54.6	26.5
Other	156.7	123.2
Other, less accumulated depreciation of $4.1 for both periods	21.2	19.8
Total property, plant and equipment	4,136.8	3,858.2
Current assets:
Cash and cash equivalents	4.4	4.5
Accounts receivable, less allowance for doubtful accounts	246.9	95.0
Production fuel, at weighted average cost	75.6	75.2
Materials and supplies, at weighted average cost	39.4	33.3
Gas stored underground, at weighted average cost	18.9	17.2
Regulatory assets	28.5	47.6
Deferred income tax assets	87.7	79.3
Other	34.5	39.5
Total current assets	535.9	391.6
Investments	18.6	17.6
Other assets:
Regulatory assets	1,085.0	1,170.3
Deferred charges and other	29.7	19.3
Total other assets	1,114.7	1,189.6
Total assets	$5,806.0	$5,457.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2013	2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,152.8	1,037.8
Retained earnings	493.5	448.0
Total Interstate Power and Light Company common equity	1,679.7	1,519.2
Cumulative preferred stock	200.0	145.1
Total equity	1,879.7	1,664.3
Long-term debt, net (excluding current portion)	1,520.0	1,359.5
Total capitalization	3,399.7	3,023.8
Current liabilities:
Current maturities of long-term debt	38.4	—
Commercial paper	—	26.3
Accounts payable	187.1	163.2
Accounts payable to associated companies	29.1	29.3
Regulatory liabilities	143.8	130.1
Accrued taxes	51.1	46.8
Other	74.8	73.1
Total current liabilities	524.3	468.8
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,193.0	1,087.3
Regulatory liabilities	471.1	571.3
Pension and other benefit obligations	48.6	122.9
Other	169.3	182.9
Total other long-term liabilities and deferred credits	1,882.0	1,964.4
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$5,806.0	$5,457.0

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$189.9	$150.2	$139.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	191.1	188.9	179.1
Deferred tax expense (benefit) and investment tax credits	4.2	19.3	(58.6)
Equity component of allowance for funds used during construction	(13.8)	(5.2)	(3.5)
Non-cash valuation charges and other	(0.7)	10.6	23.5
Other changes in assets and liabilities:
Accounts receivable	(55.9)	(0.7)	22.4
Sales of accounts receivable	(101.0)	(10.0)	75.0
Regulatory assets	71.4	(129.0)	(328.8)
Regulatory liabilities	(82.3)	(12.1)	156.3
Deferred income taxes	92.4	64.6	145.5
Pension and other benefit obligations	(74.3)	21.0	(8.3)
Other	11.6	(6.6)	25.0
Net cash flows from operating activities	232.6	291.0	366.9
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(400.2)	(307.5)	(293.7)
Proceeds from sale of wind project assets to affiliate	—	—	115.3
Other	(23.1)	(23.7)	(22.2)
Net cash flows used for investing activities	(423.3)	(331.2)	(200.6)
Cash flows from (used for) financing activities:
Common stock dividends	(128.1)	(122.9)	(73.4)
Preferred stock dividends	(10.8)	(12.6)	(13.5)
Capital contributions from parent	120.0	110.0	54.0
Repayment of capital to parent	—	—	(100.7)
Payments to redeem cumulative preferred stock	(150.0)	—	(40.0)
Proceeds from issuance of cumulative preferred stock	200.0	—	—
Proceeds from issuance of long-term debt	250.0	—	—
Net change in commercial paper	(76.3)	69.2	7.1
Other	(14.2)	(1.1)	(3.4)
Net cash flows from (used for) financing activities	190.6	42.6	(169.9)
Net increase (decrease) in cash and cash equivalents	(0.1)	2.4	(3.6)
Cash and cash equivalents at beginning of period	4.5	2.1	5.7
Cash and cash equivalents at end of period	$4.4	$4.5	$2.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$80.7	$78.3	$78.0
Income taxes, net of refunds	($0.1)	$3.3	$25.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$58.1	$53.4	$23.9

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		IPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2011:
Beginning balance	$33.4	$974.0	$382.4	$1,389.8
Earnings available for common stock			124.3	124.3
Common stock dividends			(73.4)	(73.4)
Capital contribution from parent		54.0		54.0
Repayment of capital to parent		(100.7)		(100.7)
Other		0.4		0.4
Ending balance	33.4	927.7	433.3	1,394.4
2012:
Earnings available for common stock			137.6	137.6
Common stock dividends			(122.9)	(122.9)
Capital contribution from parent		110.0		110.0
Other		0.1		0.1
Ending balance	33.4	1,037.8	448.0	1,519.2
2013:
Earnings available for common stock			173.6	173.6
Common stock dividends			(128.1)	(128.1)
Capital contribution from parent		120.0		120.0
Preferred stock issuance costs		(5.4)		(5.4)
Other		0.4		0.4
Ending balance	$33.4	$1,152.8	$493.5	$1,679.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wisconsin Power and Light Company and subsidiary (WPL) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. WPL’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

WPL’s management assessed the effectiveness of WPL’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, WPL’s management concluded that, as of December 31, 2013, WPL’s internal control over financial reporting was effective.

/s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

/s/ Thomas L. Hanson
Thomas L. Hanson
Senior Vice President and Chief Financial Officer

/s/ Robert J. Durian
Robert J. Durian
Controller and Chief Accounting Officer

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowner of
Wisconsin Power and Light Company
Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Wisconsin Power and Light Company and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, common equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2014

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Operating revenues:
Electric utility	$1,197.2	$1,218.2	$1,227.5
Gas utility	190.9	169.6	200.4
Other	18.2	4.2	6.5
Total operating revenues	1,406.3	1,392.0	1,434.4
Operating expenses:
Electric production fuel and energy purchases	342.9	367.8	381.4
Purchased electric capacity	61.6	117.8	109.5
Electric transmission service	116.9	106.3	104.6
Cost of gas sold	116.4	92.3	119.6
Other operation and maintenance	258.4	240.0	255.2
Depreciation and amortization	172.2	140.9	140.1
Taxes other than income taxes	41.8	42.1	43.6
Total operating expenses	1,110.2	1,107.2	1,154.0
Operating income	296.1	284.8	280.4
Interest expense and other:
Interest expense	85.0	80.2	79.9
Equity income from unconsolidated investments	(43.7)	(42.1)	(38.7)
Allowance for funds used during construction	(9.8)	(13.5)	(6.2)
Interest income and other	(0.1)	(0.1)	—
Total interest expense and other	31.4	24.5	35.0
Income before income taxes	264.7	260.3	245.4
Income taxes	87.2	94.6	81.9
Net income	177.5	165.7	163.5
Preferred dividend requirements	1.6	3.3	3.3
Earnings available for common stock	$175.9	$162.4	$160.2

Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$4,380.8	$4,255.5
Gas plant	453.1	437.0
Other plant	245.1	217.1
Accumulated depreciation	(1,700.9)	(1,582.3)
Net plant	3,378.1	3,327.3
Leased Sheboygan Falls Energy Facility, less accumulated amortization of $52.9 and $46.7	70.9	77.0
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls	265.0	130.4
Other	66.5	65.0
Other, less accumulated depreciation of $1.5 for both periods	1.1	1.4
Total property, plant and equipment	3,781.6	3,601.1
Current assets:
Cash and cash equivalents	0.5	0.7
Accounts receivable, less allowance for doubtful accounts:
Customer	73.0	83.3
Unbilled utility revenues	92.3	81.4
Other	33.1	48.5
Production fuel, at weighted average cost	28.0	27.9
Materials and supplies, at weighted average cost	28.9	28.5
Gas stored underground, at weighted average cost	19.7	20.5
Regulatory assets	25.4	35.9
Prepaid gross receipts tax	40.8	40.4
Deferred income tax assets	43.3	85.6
Other	17.6	16.0
Total current assets	402.6	468.7
Investments:
Investment in American Transmission Company LLC	272.1	257.0
Other	19.5	19.6
Total investments	291.6	276.6
Other assets:
Regulatory assets	274.3	358.6
Deferred charges and other	54.3	57.6
Total other assets	328.6	416.2
Total assets	$4,804.4	$4,762.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2013	2012
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.0	959.2
Retained earnings	617.2	557.6
Total Wisconsin Power and Light Company common equity	1,642.4	1,583.0
Cumulative preferred stock	—	60.0
Long-term debt, net (excluding current portion)	1,323.6	1,331.5
Total capitalization	2,966.0	2,974.5
Current liabilities:
Current maturities of long-term debt	8.5	—
Commercial paper	183.7	86.6
Accounts payable	120.0	126.4
Accounts payable to associated companies	26.0	13.2
Regulatory liabilities	52.8	59.6
Accrued taxes	1.4	28.3
Accrued interest	22.2	22.2
Other	36.9	49.2
Total current liabilities	451.5	385.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	897.1	844.1
Regulatory liabilities	153.8	155.1
Capital lease obligations - Sheboygan Falls Energy Facility	94.5	99.1
Pension and other benefit obligations	88.4	159.7
Other	153.1	144.6
Total long-term liabilities and deferred credits	1,386.9	1,402.6
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$4,804.4	$4,762.6

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net income	$177.5	$165.7	$163.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	172.2	140.9	140.1
Other amortizations	29.5	43.7	42.4
Deferred taxes and investment tax credits	86.5	88.6	93.7
Equity income from unconsolidated investments	(43.7)	(42.1)	(38.7)
Distributions from equity method investments	35.4	34.2	32.3
Equity component of allowance for funds used during construction	(6.5)	(8.9)	(4.1)
Non-cash valuation charges and other	(0.2)	(2.9)	10.8
Other changes in assets and liabilities:
Income tax refunds receivable	(0.3)	(2.9)	39.9
Regulatory assets	69.1	(49.1)	(84.3)
Regulatory liabilities	(8.5)	28.5	12.0
Accrued taxes	(26.9)	19.2	(2.1)
Pension and other benefit obligations	(71.3)	31.7	8.8
Other	10.5	(19.2)	14.5
Net cash flows from operating activities	423.3	427.4	428.8
Cash flows used for investing activities:
Utility construction and acquisition expenditures:
Purchase of Riverside Energy Center	—	(403.5)	—
Other	(331.4)	(314.5)	(314.4)
Collections of advances for customer energy efficiency projects	15.8	20.9	26.8
Other	(20.3)	(13.1)	(17.8)
Net cash flows used for investing activities	(335.9)	(710.2)	(305.4)
Cash flows from (used for) financing activities:
Common stock dividends	(116.3)	(112.0)	(112.1)
Preferred stock dividends	(0.6)	(3.3)	(3.3)
Capital contributions from parent	—	90.0	25.0
Payments to redeem cumulative preferred stock	(61.0)	—	—
Proceeds from issuance of long-term debt	—	250.0	—
Net change in commercial paper	97.1	60.9	(21.7)
Other	(6.8)	(4.8)	(8.7)
Net cash flows from (used for) financing activities	(87.6)	280.8	(120.8)
Net increase (decrease) in cash and cash equivalents	(0.2)	(2.0)	2.6
Cash and cash equivalents at beginning of period	0.7	2.7	0.1
Cash and cash equivalents at end of period	$0.5	$0.7	$2.7
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$85.0	$79.5	$79.9
Income taxes, net of refunds	$22.9	($3.3)	($51.3)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$37.7	$39.5	$19.7

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON EQUITY

				Total
		Additional		WPL
	Common	Paid-In	Retained	Common
	Stock	Capital	Earnings	Equity
	(in millions)
2011:
Beginning balance	$66.2	$844.0	$459.1	$1,369.3
Earnings available for common stock			160.2	160.2
Common stock dividends			(112.1)	(112.1)
Capital contribution from parent		25.0		25.0
Ending balance	66.2	869.0	507.2	1,442.4
2012:
Earnings available for common stock			162.4	162.4
Common stock dividends			(112.0)	(112.0)
Capital contribution from parent		90.0		90.0
Other		0.2		0.2
Ending balance	66.2	959.2	557.6	1,583.0
2013:
Earnings available for common stock			175.9	175.9
Common stock dividends			(116.3)	(116.3)
Other		(0.2)		(0.2)
Ending balance	$66.2	$959.0	$617.2	$1,642.4

The accompanying Combined Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General -
Description of Business - Alliant Energy’s consolidated financial statements include the accounts of Alliant Energy and its consolidated subsidiaries. Alliant Energy is an investor-owned public utility holding company, whose primary wholly-owned subsidiaries are IPL, WPL, Resources and Corporate Services.

IPL’s consolidated financial statements include the accounts of IPL and its consolidated subsidiary, IPL SPE LLC, which is used for IPL’s sales of accounts receivable program. IPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas. IPL is also engaged in the generation and distribution of steam for two customers in Cedar Rapids, Iowa. IPL’s service territories are located in Iowa and southern Minnesota. Refer to Note 3(a) for discussion of IPL’s proposed sales of its Minnesota electric and natural gas distribution assets.

WPL’s consolidated financial statements include the accounts of WPL and its consolidated subsidiary, WPL Transco, which holds WPL’s investment in ATC. WPL is a direct subsidiary of Alliant Energy and is engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas. WPL’s service territories are located in southern and central Wisconsin.

Resources is comprised of Transportation, Non-regulated Generation and other non-regulated investments. Transportation includes a short-line railway that provides freight service between Cedar Rapids, Iowa and Iowa City, Iowa; barge terminal and hauling services on the Mississippi River; and other transfer and storage services. Non-regulated Generation owns Sheboygan Falls, a 347 MW, simple-cycle, natural gas-fired EGU near Sheboygan Falls, Wisconsin, which is leased to WPL for an initial period of 20 years ending in 2025. In addition, Non-regulated Generation owns the non-regulated 99 MW Franklin County wind project located in Franklin County, Iowa. Refer to Note 19 for discussion of the IEA business and RMT’s environmental consulting and engineering services business unit, which were both sold in 2011, and the remaining portion of Alliant Energy’s RMT business, which was sold in 2013.

Corporate Services is the subsidiary formed to provide administrative services to Alliant Energy and its subsidiaries.

Basis of Presentation - The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and Alliant Energy’s, IPL’s and WPL’s proportionate shares of jointly-owned utility EGUs. Unconsolidated investments, which Alliant Energy and WPL do not control, but do have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method of accounting. Investments that do not meet the criteria for consolidation or the equity method of accounting are accounted for under the cost method. Alliant Energy, IPL and WPL did not reflect any VIEs on a consolidated basis in the consolidated financial statements. Refer to Notes 1(n) and 6(a) for further discussion of VIEs and equity method investments, respectively.

All intercompany balances and transactions, other than certain transactions affecting the rate-making process at IPL and WPL, have been eliminated from the consolidated financial statements. Such transactions not eliminated include costs that are recoverable from customers through rate-making processes. The consolidated financial statements are prepared in conformity with GAAP, which give recognition to the rate-making and accounting practices of FERC and state commissions having regulatory jurisdiction. Certain prior period amounts in the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the notes herein exclude discontinued operations and assets and liabilities held for sale for all periods presented.

Use of Estimates - The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Regulatory Assets and Regulatory Liabilities - Alliant Energy, IPL and WPL are subject to regulation by FERC and various state regulatory commissions. As a result, Alliant Energy, IPL and WPL are subject to GAAP provisions for regulated operations, which provide that rate-regulated public utilities record certain costs and credits allowed in the rate-making process in different periods than for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred as they are probable of recovery in future customer rates. Regulatory liabilities generally represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Amounts deferred as regulatory assets or accrued as regulatory liabilities are generally recognized in the Consolidated Statements of Income at the time they are reflected in rates. Refer to Note 2 for additional discussion of regulatory assets and regulatory liabilities.

(c) Income Taxes - Alliant Energy, IPL and WPL follow the liability method of accounting for deferred income taxes, which requires the establishment of deferred income tax assets and liabilities, as appropriate, for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. Deferred income taxes are recorded using currently enacted tax rates and estimates of state apportionment rates. Changes in deferred income tax assets and liabilities associated with certain property-related differences at IPL are accounted for differently than other subsidiaries of Alliant Energy due to rate-making practices in Iowa. Rate-making practices in Iowa do not include the impact of certain deferred tax expenses (benefits) in the determination of retail rates. Based on these rate-making practices, deferred tax expense (benefit) related to these property-related differences at IPL is not recorded in the income statement but instead charged to regulatory assets or regulatory liabilities until these temporary differences reverse. Refer to Note 2 for further discussion of regulatory assets and regulatory liabilities associated with property-related differences at IPL. In Wisconsin, the PSCW has allowed rate recovery of deferred taxes on all temporary differences since 1991.

Alliant Energy, IPL and WPL recognize positions taken, or expected to be taken, in income tax returns that are more-likely-than-not to be realized, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. If it is more-likely-than-not that a tax position, or some portion thereof, will not be sustained, the related tax benefits are not recognized in the consolidated financial statements. Uncertain tax positions may result in an increase in income taxes payable, a reduction of income tax refunds receivable or changes in deferred income taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, the increase in taxes payable (or reduction in tax refunds receivable) is accompanied by offsetting changes in deferred income taxes. Generally Alliant Energy, IPL and WPL recognize current taxes payable related to uncertain tax positions in “Accrued taxes” and non-current taxes payable related to uncertain tax positions in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. However, if the uncertain tax position would be settled through the reduction of a net operating loss rather than through the payment of cash, the uncertain tax position is reflected in deferred income taxes on the Consolidated Balance Sheets. Refer to Note 11 for further discussion of uncertain tax positions.

Alliant Energy, IPL and WPL defer investment tax credits and amortize the credits to income over the average lives of the related property. Other tax credits for Alliant Energy, IPL and WPL reduce income tax expense in the year claimed.

Alliant Energy, IPL and WPL have elected the alternative transition method to calculate their beginning pool of excess tax benefits available to absorb any tax deficiencies associated with recognition of share-based payment awards.

Alliant Energy files a consolidated federal income tax return, which includes the aggregate taxable income or loss of Alliant Energy and its subsidiaries. In addition, a combined return including Alliant Energy and all of its subsidiaries is filed in Wisconsin. Alliant Energy subsidiaries with a presence in Iowa file as part of a consolidated return in Iowa. Under the terms of a tax sharing agreement between Alliant Energy and its subsidiaries, the subsidiaries calculate state income tax using consolidated apportionment rates applied to separate company taxable income.

(d) Cash and Cash Equivalents - Cash and cash equivalents include short-term liquid investments that have original maturities of less than 90 days.

(e) Property, Plant and Equipment -
Utility -
General - Utility plant is recorded at the original cost of acquisition or construction, which includes material, labor, contractor services, AFUDC and allocable overheads, such as supervision, engineering, benefits, certain taxes and transportation. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Ordinary retirements of utility plant and salvage value are netted and charged to accumulated depreciation upon removal from utility plant accounts and no gain or loss is recognized consistent with rate-making policies. Removal costs incurred reduce the regulatory liability. Property, plant and equipment that is probable of being retired early is classified as plant anticipated to be retired early.

Depreciation - IPL and WPL use a combination of remaining life and straight-line depreciation methods as approved by their respective regulatory commissions. The composite or group method of depreciation is used, in which a single depreciation rate is applied to the gross investment in a particular class of property. This method pools similar assets and then depreciates each group as a whole. Periodic depreciation studies are performed to determine the appropriate group lives, net salvage, estimated cost of removal and group depreciation rates. These depreciation studies are subject to review and approval by IPL’s and WPL’s respective regulatory commissions. Depreciation expense is included within the recoverable cost of service component of rates charged to customers. The average rates of depreciation for electric, gas and other properties, consistent with current rate-making practices, were as follows:

	IPL			WPL
	2013	2012	2011	2013 (a)	2012	2011
Electric - generation	3.6%	3.7%	3.5%	3.3%	3.2%	3.3%
Electric - distribution	2.5%	2.5%	2.4%	2.7%	2.9%	2.9%
Gas	3.4%	3.4%	3.5%	2.5%	2.6%	2.6%
Other	4.4%	4.5%	4.8%	5.1%	5.3%	5.2%

(a)
In 2012, the PSCW issued an order approving the implementation of updated depreciation rates for WPL effective January 1, 2013 as a result of a recently completed depreciation study. In 2013, the PSCW and FERC issued orders approving WPL’s requests to revise depreciation rates associated with the acquisition of Riverside effective January 1, 2013.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. AFUDC for IPL’s construction projects is calculated in accordance with FERC guidelines. AFUDC for WPL’s retail and wholesale jurisdiction construction projects is calculated in accordance with PSCW and FERC guidelines, respectively. The AFUDC recovery rates, computed in accordance with the prescribed regulatory formula, were as follows:

	2013	2012	2011
IPL (FERC formula)	8.2%	8.2%	8.5%
WPL (PSCW formula - retail jurisdiction) (a)	8.2%	8.8%	8.8%
WPL (FERC formula - wholesale jurisdiction)	4.5%	7.9%	6.2%

(a)
Consistent with the PSCW’s retail rate case order issued in 2009, WPL accrued AFUDC on 100% of CWIP related to the Edgewater Unit 5 SCR emission controls project and the Columbia Units 1 and 2 scrubber and baghouse emission controls project in 2012 and 2011. Consistent with the PSCW’s retail rate case order issued in 2012, WPL earned a return on 50% of the estimated CWIP related to its Columbia Units 1 and 2 scrubber and baghouse emission controls project for 2013 and accrued AFUDC on the remaining 50% in 2013.

Non-regulated and Other -
General - Non-regulated and other property, plant and equipment is recorded at the original cost of acquisition or construction, which includes material, labor and contractor services. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Upon retirement or sale of non-regulated and other property, plant and equipment, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Income.

(f) Operating Revenues -
Utility - Revenues from Alliant Energy’s utility business are primarily from electricity and natural gas sales and are recognized on an accrual basis as services are rendered or commodities are delivered to customers. Energy sales to individual customers are based on the reading of customers’ meters, which occurs on a systematic basis throughout each reporting period. Amounts of energy delivered to customers since the date of the last meter reading are estimated at the end of each reporting period and the corresponding estimated unbilled revenue is recorded in such reporting period. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather impacts, line losses and the most recent customer rates.

IPL and WPL accrue revenues from their wholesale customers to the extent that the actual net revenue requirements calculated in accordance with FERC-approved formula rates for the reporting period are higher or lower than the amounts billed to wholesale customers during such period. In accordance with authoritative guidance, regulatory assets or regulatory liabilities are recorded as the offset for these accrued revenues under formulaic rate-making programs. IPL’s estimated recovery amount is recorded in the current period of service and is reflected in customer bills within two years under the provisions of approved formula rates. WPL’s estimated recovery amount is recorded in the current period of service and subject to final adjustments after a customer audit period in the subsequent year. Final settled recovery amounts are reflected in WPL’s customer bills within two years under the provisions of approved formula rates.

IPL and WPL participate in bid/offer-based wholesale energy and ancillary services markets operated by MISO. IPL’s and WPL’s customers and generating resources are located in the MISO region. MISO requires that all load serving entities and generation owners, including IPL and WPL, submit hourly day-ahead and/or real-time bids and offers for energy and ancillary services. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply to or net purchase from MISO for each hour of each day. The net supply to MISO is recorded in “Electric utility operating revenues” and the net purchase from MISO is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income. IPL and WPL also engage in transactions in PJM’s bid/offer-based wholesale energy market, which are accounted for similar to the MISO transactions.

Non-regulated - Revenues from Alliant Energy’s non-regulated businesses are primarily from its Transportation business and are recognized on an accrual basis as services are rendered or goods are delivered to customers.

Taxes Collected from Customers - Certain of Alliant Energy’s subsidiaries serve as collection agents for sales or various other taxes and record revenues on a net basis. Operating revenues do not include the collection of the aforementioned taxes.

(g) Utility Cost Recovery Mechanisms -
Electric Production Fuel and Energy Purchases (Fuel-related Costs) - Alliant Energy, IPL and WPL incur fuel-related costs each period to generate and purchase electricity to meet the demand of their electric customers. These fuel-related costs include the cost of fossil fuels (primarily coal and natural gas) used during each period to produce electricity at their EGUs, electricity purchased each period from wholesale energy markets (primarily MISO) and under PPAs, costs for allowances acquired to allow certain emissions (primarily SO2 and NOx) from their EGUs and costs for chemicals utilized to control emissions from their EGUs. Alliant Energy, IPL and WPL record these fuel-related costs in “Electric production fuel and energy purchases” in the Consolidated Statements of Income.

IPL Retail - The cost recovery mechanisms applicable for IPL’s retail electric customers provide for subsequent adjustments to their electric rates for changes in fuel-related costs. Fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction also currently allow IPL to recover prudently incurred costs for emission allowances required to comply with EPA regulations including the Acid Rain program and CAIR through the fuel adjustment clause. Changes in the under-/over-collection of these costs each period are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and IPL’s Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. The fuel adjustment clause rules applicable to IPL’s Iowa retail jurisdiction currently do not contain a provision for recovery of emission controls chemical costs to flow through the fuel adjustment clause. The fuel adjustment clause rules applicable to IPL’s Minnesota retail jurisdiction currently do not contain a provision for recovery of emission allowance costs or emission controls chemical costs through the fuel adjustment clause.

Effective February 22, 2014, IPL will recover the Iowa retail portion of the DAEC PPA costs from its Iowa retail electric customers through the fuel adjustment clause pursuant to a January 2013 IUB order. This PPA does not contain minimum payments for electric generating capacity.

WPL Retail - The cost recovery mechanisms applicable for WPL’s retail electric customers are based on forecasts of certain fuel-related costs expected to be incurred during forward-looking test year periods and fuel monitoring ranges determined by the PSCW during each electric retail rate proceeding or in a separate fuel cost plan approval proceeding. However, if WPL’s actual fuel-related costs fall outside these fuel monitoring ranges during the test period, WPL is authorized to defer the incremental under-/over-collection of fuel-related costs that are outside the approved ranges. Deferral of under-collections are reduced to the extent actual return on common equity earned by WPL during the fuel cost plan year exceeds the most recently authorized return on common equity. Deferred amounts for fuel-related costs outside the approved fuel monitoring ranges are recognized in “Electric production fuel and energy purchases” in Alliant Energy’s and WPL’s Consolidated Statements of Income each period. The cumulative effects of these deferred amounts are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and WPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. Effective January 2012, WPL’s retail fuel-related costs include costs for emission allowances and emission controls chemicals. Prior to 2012, WPL’s retail fuel-related costs excluded costs for emission allowances and emission controls chemicals.

IPL and WPL Wholesale - The cost recovery mechanisms applicable for IPL’s and WPL’s wholesale electric customers provide for subsequent adjustments to their electric rates for changes in fuel-related costs. Changes in the under-/over-collection of these costs are recognized in “Electric production fuel and energy purchases” in the Consolidated Statements of Income each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers. IPL’s and WPL’s costs for emission allowances and emission controls chemicals are recovered through the capacity charge component of their respective wholesale formula rates.

Purchased Electric Capacity - Alliant Energy, IPL and WPL enter into PPAs to help meet the electricity demand of their customers. Certain of these PPAs include minimum payments for IPL’s and WPL’s rights to electric generating capacity, which are charged each period to “Purchased electric capacity” in the Consolidated Statements of Income. Purchased electric capacity expenses are recovered from IPL’s and WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings. Purchased electric capacity expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Electric Transmission Service - Alliant Energy, IPL and WPL incur costs for the transmission of electricity to their customers and charge these costs each period to “Electric transmission service” in the Consolidated Statements of Income.

IPL Retail - Electric transmission service expenses are recovered from IPL’s Iowa retail electric customers through a transmission cost rider. This cost recovery mechanism provides for subsequent adjustments to electric rates charged to Iowa electric retail customers for changes in electric transmission service expenses. Changes in the under-/over-collection of these costs are recognized in “Electric transmission service” in Alliant Energy’s and IPL’s Consolidated Statements of Income each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on Alliant Energy’s and IPL’s Consolidated Balance Sheets until they are reflected in future billings to customers. The transmission cost rider will remain in effect until the IUB’s final decision in IPL’s next retail electric base rate case, at which time the rider will continue in its current form, continue in a modified form or be terminated.

WPL Retail - Electric transmission service expenses are recovered from WPL’s retail electric customers through changes in base rates determined during periodic rate proceedings.

IPL and WPL Wholesale - Electric transmission service expenses are recovered from IPL’s and WPL’s wholesale electric customers through annual changes in base rates determined by a formula rate structure.

Cost of Gas Sold - Alliant Energy, IPL and WPL incur costs for the purchase, transportation and storage of natural gas to serve their gas customers and charge the costs associated with the natural gas delivered to customers during each period to “Cost of gas sold” in the Consolidated Statements of Income. The tariffs for IPL’s and WPL’s retail gas customers provide for subsequent adjustments to their rates for changes in the cost of gas sold. Changes in the under-/over-collection of these costs are also recognized in “Cost of gas sold” in the Consolidated Statements of Income each period. The cumulative effects of the under-/over-collection of these costs are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers.

Energy Efficiency Costs - Alliant Energy, IPL and WPL incur costs to fund energy efficiency programs and initiatives that help customers reduce their energy usage and charge the costs incurred for these programs and initiatives to “Utility - Other operation and maintenance” in the Consolidated Statements of Income each period. Energy efficiency costs incurred by IPL are recovered from its retail electric and gas customers in Iowa through an additional tariff called an EECR factor. EECR factors are revised annually and include a reconciliation to eliminate any under-/over-collection of energy efficiency costs from prior periods. Energy efficiency costs incurred by WPL are recovered from retail electric and gas customers through changes in base rates determined during periodic rate proceedings. Reconciliations of any under-/over-collection of energy efficiency costs from prior periods are also addressed in WPL’s periodic rate proceedings. Changes in the under-/over-collection of energy efficiency costs each period for IPL and WPL are recognized in “Utility - Other operation and maintenance” in the Consolidated Statements of Income. The cumulative effects of the under-/over-collection of these costs for IPL and WPL are recorded in current “Regulatory assets” or current “Regulatory liabilities” on the Consolidated Balance Sheets until they are reflected in future billings to customers.

Refer to Note 2 for additional information regarding these utility cost recovery mechanisms.

(h) Financial Instruments - Alliant Energy, IPL and WPL periodically use financial instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. The fair value of those financial instruments that are determined to be derivatives are recorded as assets or liabilities on the Consolidated Balance Sheets. At the end of each reporting period, derivative instruments representing unrealized gain positions are reported as derivative assets, and derivative instruments representing unrealized loss positions are reported as derivative liabilities. Alliant Energy, IPL and WPL also have certain commodity purchase and sales contracts that quality for and have been designated under the normal purchase and sale exception, and based on this designation, such contracts are accounted for on the accrual basis of accounting. Alliant Energy, IPL and WPL have elected to not net the fair value amounts of derivatives subject to a master netting arrangement by counterparty. Alliant Energy, IPL and WPL do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 2 for discussion of the recognition of regulatory assets and regulatory liabilities related to the unrealized losses and gains on IPL’s and WPL’s derivative instruments. Refer to Notes 14, 15 and 16(f) for further discussion of derivatives and related credit risk.

(i) Asset Impairments -
Property, Plant and Equipment of Regulated Operations - Property, plant and equipment of regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate all or a portion of the carrying value of the assets may be disallowed for rate-making purposes. If IPL or WPL are disallowed recovery of any portion of the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the amount of the carrying value that was disallowed. If IPL or WPL are disallowed a full or partial return on the carrying value of their regulated property, plant and equipment that is under construction, has been recently completed or is probable of abandonment, an impairment charge is recognized equal to the difference between the carrying value and the present value of the future revenues expected from their regulated property, plant and equipment. Refer to Note 3(a) for discussion of adjustments made by Alliant Energy and IPL in 2011 and 2013 to the carrying value of IPL’s Whispering Willow - East wind project, based on amounts IPL determined were probable of being disallowed for recovery from its Minnesota retail electric customers.

Property, Plant and Equipment of Non-regulated Operations - Property, plant and equipment of non-regulated operations are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Impairment is indicated if the carrying value of an asset exceeds its undiscounted future cash flows. An impairment charge is recognized equal to the amount the carrying value exceeds the asset’s fair value.

Unconsolidated Equity Investments - If events or circumstances indicate the carrying value of investments accounted for under the equity method of accounting may not be recoverable, potential impairment is assessed by comparing the fair value of these investments to their carrying values as well as assessing if a decline in fair value is temporary. If an impairment is indicated, a charge is recognized equal to the amount the carrying value exceeds the investment’s fair value. Refer to Note 6(a) for additional discussion of investments accounted for under the equity method of accounting.

(j) Emission Allowances - Emission allowances are granted by the EPA at zero cost and permit the holder of the allowances to emit certain gaseous by-products of fossil fuel combustion, including SO2 and NOx. Unused emission allowances may be bought and sold or carried forward to be utilized in future years. Purchased emission allowances are recorded as intangible assets at their original cost and evaluated for impairment as long-lived assets to be held and used. Emission allowances allocated to or acquired by Alliant Energy, IPL or WPL are held primarily for consumption.

Amortization of emission allowances is based upon a weighted average cost for each category of vintage year utilized during the reporting period and is recorded in “Electric production fuel and energy purchases” in the Consolidated Statements of Income as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amortization expense	$—	$—	$13.4	$—	$—	$12.9	$—	$—	$0.5

No amortization expense for emission allowances held at December 31, 2013 is currently expected to be recorded during 2014 through 2018.

Cash inflows and outflows related to sales and purchases of emission allowances are presented in investing activities in the Consolidated Statements of Cash Flows. Refer to Note 2 for information regarding regulatory assets related to emission allowances.

(k) Asset Retirement Obligations - The fair value of any retirement costs associated with an asset for which Alliant Energy, IPL and WPL have a legal obligation is recorded as a liability with an equivalent amount added to the asset cost when an asset is placed in service or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement costs. The fair value of AROs is determined using discounted cash flows analyses. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Accretion and depreciation expenses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory assets on the Consolidated Balance Sheets. Upon regulatory approval to recover IPL’s AROs expenditures, its regulatory assets are amortized to depreciation and amortization expense in Alliant Energy’s and IPL’s Consolidated Statements of Income over the same time period that IPL’s customer rates are increased to recover the ARO expenditures. Effective January 1, 2013, WPL’s regulatory assets related to AROs are being recovered as a component of depreciation rates included in the most recent depreciation study approved by the PSCW in its May 2012 order. Accretion and depreciation expenses related to AROs for Alliant Energy’s non-regulated operations are recorded to depreciation and amortization expense in Alliant Energy’s Consolidated Statements of Income. Upon settlement of the ARO liability, an entity settles the obligation for its recorded amount or incurs a gain or loss. Any gains or losses related to AROs for IPL’s and WPL’s regulated operations are recorded to regulatory liabilities or regulatory assets on the Consolidated Balance Sheets. Refer to Note 13 for additional discussion of AROs.

(l) Debt Issuance and Retirement Costs - Alliant Energy, IPL and WPL defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. Alliant Energy’s non-regulated businesses and Corporate Services expense in the period of retirement any unamortized debt issuance costs and debt premiums or discounts on debt retired early. Refer to Note 2 for information on regulatory assets related to IPL’s and WPL’s debt retired early or refinanced.

(m) Allowance for Doubtful Accounts - Alliant Energy, IPL and WPL maintain allowances for doubtful accounts for estimated losses resulting from the inability of their customers to make required payments. Alliant Energy, IPL and WPL estimate the allowance for doubtful accounts based on historical write-offs, customer arrears and other economic factors within their service territories. Allowance for doubtful accounts at December 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Customer (a)	$1.4	$1.3	$—	$—	$1.4	$1.3
Other	3.4	2.7	0.7	0.7	0.3	0.5
	$4.8	$4.0	$0.7	$0.7	$1.7	$1.8

(a)	Refer to Note 5(a) for discussion of IPL’s allowance for doubtful accounts, which is included in its sales of accounts receivable program.

(n) Variable Interest Entities - An entity is considered a VIE if its equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or its equity investors lack any of the following characteristics: (1) power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb expected losses of the entity; or (3) the right to receive expected benefits of the entity. The primary beneficiary of a VIE is required to consolidate the VIE. Alliant Energy, IPL and WPL did not reflect any VIEs on a consolidated basis in the consolidated financial statements.

(o) Cash Flows Presentation - Alliant Energy presents cash flows from continuing operations together with cash flows from discontinued operations in its Consolidated Statements of Cash Flows.

(p) Comprehensive Income - In 2013, 2012 and 2011, Alliant Energy’s other comprehensive income was $0.6 million, $0 and $0.6 million, respectively; therefore, its comprehensive income was substantially equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was substantially equal to its net income attributable to Alliant Energy common shareowners for such periods. In 2013, 2012 and 2011, IPL and WPL had no other comprehensive income; therefore their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(2) REGULATORY MATTERS
Regulatory Assets - At December 31, regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Tax-related	$829.7	$770.7	$798.6	$746.2	$31.1	$24.5
Pension and other postretirement benefits costs	355.3	549.2	174.2	279.3	181.1	269.9
AROs	65.7	62.4	36.7	38.6	29.0	23.8
Emission allowances	30.0	30.0	30.0	30.0	—	—
Environmental-related costs	25.0	34.9	21.0	30.3	4.0	4.6
Derivatives	21.1	40.2	5.9	16.3	15.2	23.9
Debt redemption costs	17.9	19.8	12.2	13.6	5.7	6.2
IPL’s electric transmission service costs	8.3	16.6	8.3	16.6	—	—
Other	60.2	88.6	26.6	47.0	33.6	41.6
	$1,413.2	$1,612.4	$1,113.5	$1,217.9	$299.7	$394.5

A portion of the regulatory assets in the above table are not earning a return. These regulatory assets are expected to be recovered from customers in future rates; however, the respective carrying costs of these assets are not expected to be recovered from customers in future rates. At December 31, 2013, IPL and WPL had $39 million and $13 million, respectively, of regulatory assets representing past expenditures that were not earning a return. IPL’s regulatory assets that were not earning a return consisted primarily of debt redemption costs and electric transmission service costs. WPL’s regulatory assets that were not earning a return consisted primarily of amounts related to wholesale customer rate recovery, which is discussed in Note 1(f). The other regulatory assets reported in the above table either earn a return or the cash has not yet been expended, in which case the assets are offset by liabilities that also do not incur a carrying cost.

Tax-related - IPL and WPL record regulatory assets for certain temporary differences (primarily related to utility property, plant and equipment at IPL) that result in a decrease in current rates charged to customers and an increase in future rates charged to customers based on the timing of income tax expense that is used to determine such rates. These temporary differences include the impacts of qualifying deductions for repairs expenditures and allocation of mixed service costs, and Iowa accelerated tax depreciation, which all contribute to lower current income tax expense during the first part of an asset’s useful life and higher current tax expense during the last part of an asset’s useful life. These regulatory assets will be recovered from customers in the future when these temporary differences reverse resulting in additional current income tax expense used to determine customers’ rates. During 2013, Alliant Energy’s and IPL’s “Tax-related” regulatory assets in the above table increased primarily due to qualifying repairs expenditure deductions at IPL.

Pension and other postretirement benefits costs - The IUB and the PSCW have authorized IPL and WPL to record the retail portion of their respective previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets in lieu of AOCL on the Consolidated Balance Sheets, as these amounts are expected to be recovered in future rates. IPL and WPL also recognize the wholesale portion of their previously unrecognized net actuarial gains and losses, and prior service costs and credits, as regulatory assets on the Consolidated Balance Sheets because these costs are expected to be recovered in rates in future periods under the formula rate structure. These regulatory assets will be increased or decreased as the net actuarial gains or losses, and prior service costs or credits, are subsequently amortized and recognized as a component of net periodic benefit costs. Regulatory assets are also increased or decreased as a result of the annual defined benefit plan measurement process. During 2013, Alliant Energy’s, IPL’s and WPL’s pension and other postretirement benefits costs regulatory assets decreased due to a decrease in unrecognized net actuarial losses caused by higher discount rates and higher returns on assets compared to assumptions used in the annual defined benefit plan measurement process as of December 31, 2012.

Pension and other postretirement benefits costs are included within the recoverable cost of service component of rates charged to IPL’s and WPL’s customers. The recoverable costs included in customers’ rates are based upon pension and other postretirement benefits costs determined in accordance with GAAP and are calculated using different methods for the various regulatory jurisdictions in which IPL and WPL operate. The methods for IPL’s and WPL’s primary regulatory jurisdictions are described below. The IUB authorized IPL in its most recent Iowa retail electric rate case order to recover from its retail electric customers in Iowa an allocated portion of annual costs equal to a two-year simple average of actual costs incurred during its test year (2009) and an estimate of costs for its forward-looking post-test year (2010). The PSCW authorized WPL in its most recent Wisconsin retail rate case to recover from its electric and gas retail customers in base rates an estimated allocated portion of annual costs equal to the costs expected to be incurred during the 2013 and 2014 test year period. WPL is authorized to recover from its wholesale customers an allocated portion of actual pension costs incurred each year. In accordance with FERC-approved formula rates, any over- or under-collection of these costs each year are refunded to or recovered from customers through subsequent changes to wholesale customer rates. WPL is authorized to recover from its wholesale customers an allocated portion of other postretirement benefits costs based on the amount of other postretirement benefits costs incurred in 2006. Refer to Note 12(a) for additional details regarding pension and other postretirement benefits costs.

AROs - Alliant Energy, IPL and WPL believe it is probable that any differences between expenses accrued for legal AROs related to their regulated operations and expenses recovered currently in rates will be recoverable in future rates, and are deferring the differences as regulatory assets. Refer to Note 13 for additional details of AROs.

Emission allowances - IPL entered into forward contracts in 2007 to purchase SO2 emission allowances with vintage years of 2014 through 2017 from various counterparties for $34 million to meet future CAIR emission reduction standards. Any SO2 emission allowances acquired under these forward contracts may be used to meet requirements under the existing Acid Rain program regulations or the more stringent CAIR emission reduction standards but are not eligible to be used for compliance requirements under CSAPR. In 2011, the EPA issued CSAPR to replace CAIR with an anticipated effective date in 2012. As a result of the issuance of CSAPR, Alliant Energy and IPL concluded in 2011 that the allowances to be acquired under these forward contracts would not be needed by IPL to comply with expected environmental regulations in the future. The value of these allowances was nominal, which was significantly below the $34 million contract price for these allowances. As a result, Alliant Energy and IPL recognized charges of $34 million for these forward contracts in 2011 with an offsetting obligation recorded in other long-term liabilities and deferred credits. Alliant Energy and IPL concluded that $30 million of the charges are probable of recovery from IPL’s customers, and therefore, were recorded to regulatory assets in 2011. The remaining $4 million of charges were determined not to be probable of recovery from IPL’s customers resulting in $2 million of charges related to electric customers recorded to “Electric production fuel and energy purchases” and $2 million of charges related to steam customers recorded to “Utility - Other operation and maintenance” in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2011. In 2012, the D.C. Circuit Court vacated and remanded CSAPR for further revision to the EPA. The D.C. Circuit Court order also requires the EPA to continue administering CAIR pending the promulgation of a valid replacement for CSAPR. Despite CSAPR being vacated, the current value of these allowances continues to be nominal and significantly below the $34 million contract price for these allowances. Alliant Energy and IPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants.

Environmental-related costs - The IUB has permitted IPL to recover prudently incurred costs by allowing a representative level of MGP costs in the recoverable cost of service component of rates, as determined in its most recent retail gas rate case. Under the current rate-making treatment approved by the PSCW, the MGP expenditures of WPL are deferred and collected from retail gas customers over a five-year period after new rates are implemented. The MPUC allows the deferral of MGP-related costs applicable to IPL’s Minnesota sites and IPL has received approval to recover such costs in retail gas rates in Minnesota in its most recent retail gas rate case. Regulatory assets recorded by IPL and WPL reflect the probable future rate recovery of MGP expenditures. Refer to Note 16(e) for additional details of environmental-related MGP costs.

Derivatives - In accordance with IPL’s and WPL’s fuel and natural gas recovery mechanisms, prudently incurred costs from derivative instruments are recovered from customers in the future after any losses are realized and gains from derivative instruments are refunded to customers in the future after any gains are realized. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities/assets resulted in comparable changes to regulatory assets/liabilities on the Consolidated Balance Sheets. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

Debt redemption costs - For debt retired early with no subsequent re-issuance, IPL and WPL defer any debt repayment premiums and unamortized debt issuance costs and discounts as regulatory assets. These regulatory assets are amortized over the remaining original life of the debt retired early. Debt repayment premiums and other losses resulting from the refinancing of debt by IPL and WPL are deferred as regulatory assets and amortized over the life of the new debt issued.

IPL’s electric transmission service costs - In 2010, IPL incurred electric transmission service costs billed by ITC under the Attachment “O” rate for ITC’s under-recovered 2008 costs. In 2010, the IUB issued an order authorizing IPL to defer the Iowa retail portion of these under-recovered costs and amortize the deferred costs over a five-year period ending December 2014. In accordance with this order, IPL is amortizing $8 million of this regulatory asset annually, with an equal and offsetting amount of amortization of IPL’s regulatory liability related to its electric transmission assets sale. The IUB determined that IPL should not include the unamortized balance of these deferred costs in electric rate base during the five-year recovery period.

Other - Alliant Energy, IPL and WPL assess whether IPL’s and WPL’s regulatory assets are probable of future recovery by considering factors such as applicable regulations, recent orders by the applicable regulatory agencies, historical treatment of similar costs by the applicable regulatory agencies and regulatory environment changes. Based on these assessments, Alliant Energy, IPL and WPL believe the regulatory assets recognized as of December 31, 2013 in the above table are probable of future recovery. However, no assurance can be made that IPL and WPL will recover all of these regulatory assets in future rates. If future recovery of a regulatory asset ceases to be probable, the regulatory asset will be charged to expense in the period in which future recovery ceases to be probable.

Based on the PSCW’s July 2012 order related to WPL’s 2013/2014 test period Wisconsin retail electric and gas rate case, WPL was authorized to recover previously incurred costs associated with the acquisition of a 25% ownership interest in Edgewater Unit 5 and proposed emission controls projects. As a result, Alliant Energy and WPL recorded a $5 million increase to regulatory assets, and a $5 million credit to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2012.

Based on assessments completed in 2011, Alliant Energy, IPL and WPL recognized impairment charges of $9 million, $2 million and $7 million, respectively, for regulatory assets that were no longer probable of future recovery. The regulatory asset impairment charges were recorded by Alliant Energy, IPL and WPL as reductions in regulatory assets and charges to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

Based on the MPUC’s November 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to recover $2 million of previously incurred plant cancellation costs for Sutherland #4 over a 25-year period ending in 2037. As a result, Alliant Energy and IPL recorded a $2 million increase to regulatory assets, and a $2 million credit to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

Regulatory Liabilities - At December 31, regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Cost of removal obligations	$418.9	$408.7	$277.7	$268.0	$141.2	$140.7
IPL’s tax benefit riders	265.4	355.8	265.4	355.8	—	—
Energy conservation cost recovery	52.7	55.1	9.3	10.0	43.4	45.1
IPL’s electric transmission assets sale	21.6	32.5	21.6	32.5	—	—
IPL’s electric transmission cost recovery	14.6	—	14.6	—	—	—
Commodity cost recovery	7.5	17.7	5.5	5.2	2.0	12.5
Other	40.8	46.3	20.8	29.9	20.0	16.4
	$821.5	$916.1	$614.9	$701.4	$206.6	$214.7

Regulatory liabilities related to cost of removal obligations, to the extent expensed through depreciation rates, reduce rate base. A significant portion of the remaining regulatory liabilities are not used to reduce rate base in the revenue requirement calculations utilized in IPL’s and WPL’s respective rate proceedings.

Cost of removal obligations - Alliant Energy, IPL and WPL collect in rates future removal costs for many assets that do not have associated legal AROs. Alliant Energy, IPL and WPL record a regulatory liability for the estimated amounts they have collected in rates for these future removal costs less amounts spent on removal activities.

IPL’s tax benefit riders - At December 31, 2013, Alliant Energy’s and IPL’s “IPL’s tax benefit riders” regulatory liabilities in the above table consisted of $228.9 million and $36.5 million for the electric and gas tax benefit riders, respectively. These regulatory liabilities decreased $90 million in aggregate in 2013 due to the following items:

Electric tax benefit rider - In January 2011, the IUB approved an electric tax benefit rider proposed by IPL, which utilizes regulatory liabilities to credit bills of Iowa retail electric customers beginning in February 2011 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. Alliant Energy and IPL recognize an offsetting reduction to income tax expense for the after-tax amounts credited to IPL’s retail electric customers’ bills in Iowa, resulting in no impact to Alliant Energy’s and IPL’s net income from the electric tax benefit rider. In 2013, 2012 and 2011, Alliant Energy and IPL utilized $79 million, $83 million and $61 million, respectively, of electric tax benefit rider-related regulatory liabilities accumulated in prior years to credit IPL’s Iowa retail electric customers’

bills. In 2013, 2012 and 2011, the $79 million, $83 million and $61 million reductions to “Electric operating revenues” resulted in $33 million, $35 million and $25 million of credits to “Income tax expense (benefit)” as a result of the decrease in taxable income in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011, additional reductions to “Income tax expense (benefit)” of $46 million, $48 million and $36 million, respectively, were also recognized in Alliant Energy’s and IPL’s Consolidated Statements of Income representing the tax benefits realized related to the electric tax benefit rider. In December 2013, the IUB issued an order authorizing $85 million of regulatory liabilities from tax benefits to be credited to IPL’s retail electric customers’ bills in Iowa during 2014 through the electric tax benefit rider.

Gas tax benefit rider - In November 2012, the IUB approved a gas tax benefit rider proposed by IPL, which utilizes up to $12 million of regulatory liabilities annually to credit bills of Iowa retail gas customers beginning in January 2013 through December 2015 to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. Any remaining benefit, including any portion not utilized of the agreed upon amount from January 2013 through December 2015, will be credited to Iowa’s retail gas customers’ bills in 2016. In 2013, Alliant Energy and IPL utilized $11 million of gas tax benefit rider-related regulatory liabilities to credit IPL’s Iowa retail gas customers’ bills. In 2013, the $11 million reduction to “Gas operating revenues” resulted in $4 million of credits to “Income tax expense (benefit)” as a result of the decrease in taxable income in Alliant Energy’s and IPL’s Consolidated Statements of Income in 2013. In 2013, additional reductions to “Income tax expense (benefit)” of $7 million were also recognized in Alliant Energy’s and IPL’s Consolidated Statements of Income representing the tax benefits realized related to the gas tax benefit rider.

Refer to Note 11 for additional details regarding IPL’s tax benefit riders.

Energy conservation cost recovery - WPL and IPL collect revenues from their customers to offset certain expenditures incurred by WPL and IPL for conservation programs, including state mandated programs and Shared Savings programs. Differences between forecasted costs used to set rates and actual costs for these programs are deferred as a regulatory asset or regulatory liability.

IPL’s electric transmission assets sale - In 2007, IPL completed the sale of its electric transmission assets to ITC and recognized a gain based on the terms of the agreement. Upon closing of the sale, IPL established a regulatory liability of $89 million pursuant to conditions established by the IUB when it allowed the transaction to proceed. The regulatory liability represented the present value of IPL’s obligation to refund to its customers payments beginning in the year IPL’s customers experience an increase in rates related to the transmission charges assessed by ITC. The regulatory liability accrues interest at the monthly average U.S. Treasury rate for three-year maturities.

Iowa retail portion - In 2009, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to reduce Iowa retail electric customers’ rates by $12 million for the period from July 2009 through February 2010 with billing credits included in the monthly energy adjustment clause. In 2010, the IUB issued an order authorizing IPL to use a portion of this regulatory liability to offset electric transmission service costs expected to be billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. IPL expects to utilize $41 million of this regulatory liability over a five-year period ending December 2014 to offset the Iowa retail portion of transmission costs billed to IPL by ITC in 2010 related to ITC’s 2008 transmission revenue adjustment. As a result, IPL is amortizing $8 million of this regulatory liability annually, with an equal and offsetting amount of amortization for IPL’s regulatory asset related to electric transmission service costs.

In accordance with the IUB’s 2011 order related to IPL’s 2009 test year Iowa retail electric rate case, IPL was authorized to utilize regulatory liabilities in 2011 to offset transmission service expenses related to the Iowa retail portion of 2009 under-recovered costs billed to IPL. As a result, Alliant Energy and IPL recorded a reduction of $19 million in regulatory liabilities, and a reduction of $19 million in “Electric transmission service” in their Consolidated Statements of Income in 2011. The IUB also authorized IPL to utilize $3 million of this regulatory liability in 2011 to reduce IPL’s Iowa retail electric rate base associated with the Whispering Willow - East wind project.

Minnesota retail portion - In 2010, the MPUC issued an interim rate order authorizing IPL to use a portion of this regulatory liability to implement an alternative transaction adjustment through its energy adjustment clause resulting in annual credits to its Minnesota retail electric customers beginning in July 2010 to coincide with the effective date of the interim rate increase for Minnesota retail customers. The amounts of the annual credits are dependent upon the level of KWhs sold to IPL’s Minnesota retail customers. In accordance with the MPUC’s November 2011 order related to IPL’s 2009 test year Minnesota retail electric rate case, IPL was authorized to refund a higher amount of the gain realized from the sale of its electric transmission assets in 2007 to its Minnesota retail electric customers than previously estimated. As a result, Alliant Energy and IPL recorded a $5 million increase to regulatory liabilities, and a $5 million charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011 for the additional amount to be refunded.

Refunds related to any remaining balance of IPL’s electric transmission assets sale regulatory liability are expected to be determined in future rate proceedings or as part of the proposed sale of Minnesota electric distribution assets.

IPL’s electric transmission cost recovery - Refer to Note 1(g) for additional details of IPL’s electric transmission service cost recovery mechanism.

Commodity cost recovery - Refer to Note 1(g) for additional details of IPL’s and WPL’s cost recovery mechanisms. Refer to “WPL’s Retail Fuel-related Rate Filing (2012 Test Year)” below for discussion of refunds made to WPL’s retail electric customers in 2013.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2013/2014 Test Period) - In July 2012, WPL received an order from the PSCW authorizing WPL to implement a decrease in annual base rates for WPL’s retail gas customers of $13 million effective January 1, 2013, followed by a freeze of such gas base rates through the end of 2014. The order also authorized WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2014. The order included provisions that require WPL to defer a portion of its earnings if its annual regulatory return on common equity exceeds certain levels during 2013 or 2014 and allows WPL to request a change in retail base rates during this period if its annual regulatory return on common equity falls below a certain level. As of December 31, 2013, Alliant Energy and WPL did not record any material deferred amounts for these provisions. Refer to “Regulatory Assets” above for discussion of regulatory-related credits recorded in 2012 as a result of the PSCW’s order authorizing WPL to recover previously incurred costs associated with the acquisition of a 25% interest in Edgewater Unit 5 and proposed emission controls projects.

IPL’s Iowa Retail Gas Rate Case (2011 Test Year) - In May 2012, IPL filed a request with the IUB to increase annual rates for its Iowa retail gas customers based on a 2011 historical test year as adjusted for certain known and measurable changes occurring up to 12 months after the commencement of the proceeding. IPL’s request included a proposal to utilize regulatory liabilities to credit bills of Iowa retail gas customers to help mitigate the impact of the proposed final rate increase on such customers. IPL proposed to reduce customer bills utilizing a gas tax benefit rider over a three-year period by approximately $36 million in aggregate. In conjunction with the filing, IPL implemented an interim retail gas rate increase of $9 million, or approximately 3%, on an annual basis, effective June 4, 2012, without regulatory review and subject to refund pending determination of final rates from the request. In 2012, Alliant Energy and IPL recorded $5 million in gas revenues from IPL’s Iowa retail gas customers related to the interim retail gas rate increase. In November 2012, the IUB approved a settlement agreement between IPL, the OCA and the Iowa Consumers Coalition related to IPL’s request, resulting in a final increase in annual rates for IPL’s Iowa retail gas customers of $11 million, or approximately 4%, effective January 10, 2013. The parties and the IUB also agreed to IPL’s proposed gas tax benefit rider. In 2013, Alliant Energy and IPL recorded $11 million in gas revenues from IPL’s Iowa retail gas customers related to the final retail gas rate increase. Refer to “Regulatory Liabilities” above for additional details on IPL’s gas tax benefit rider.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) -
Electric Tax Benefit Rider - In February 2013, the IUB issued an order allowing IPL to recognize a revenue requirement adjustment of $24 million in 2013 related to certain tax benefits from tax accounting method changes. The revenue requirement adjustment is recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider. In 2013, Alliant Energy and IPL recognized $24 million of the revenue requirement adjustment resulting in increases to electric revenues in their Consolidated Statements of Income. In December 2013, the IUB authorized IPL to reduce the billing credits on customers’ bills by $15 million in 2014 from tax benefits for the electric tax benefit rider to recognize the revenue requirement impact of the changes in tax accounting methods.

IPL’s Minnesota Retail Electric Rate Case (2009 Test Year) - In May 2010, IPL filed a request with the MPUC to increase annual rates for its Minnesota retail electric customers based on a 2009 historical test year as adjusted for certain known and measurable items at the time of the filing. The key drivers for the filing included recovery of investments in the Whispering Willow - East wind project and emission controls projects at Lansing Unit 4, and recovery of increased electric transmission service costs. In conjunction with the filing, IPL implemented an interim retail rate increase of $14 million, on an annual basis, effective July 6, 2010. In November 2011, IPL received an order from the MPUC authorizing a final annual retail electric rate increase equivalent to $11 million. The final annual retail electric rate increase of $11 million includes $8 million of higher base rates, $2 million from the temporary renewable energy rider and $1 million from the utilization of regulatory liabilities to offset higher electric transmission service costs. Refer to “Regulatory Assets” and “Regulatory Liabilities” above for discussion of changes to regulatory assets and regulatory liabilities in 2011 based on the MPUC’s decisions in this rate case. Refer to Note 3(a) for discussion of adjustments made by Alliant Energy and IPL in 2011 and 2013 to the carrying value of IPL’s Whispering Willow - East wind project, based on amounts IPL determined were probable of being disallowed for recovery from its Minnesota retail electric customers.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In December 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014 to reflect anticipated increases in retail fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs.

WPL’s Retail Fuel-related Rate Filing (2013 Test Year) - In December 2012, WPL received an order from the PSCW authorizing an annual retail electric rate decrease of $29 million, or approximately 3%, effective January 1, 2013 to reflect anticipated decreases in retail fuel-related costs in 2013 compared to the fuel-related cost estimates used to determine rates for 2012. WPL’s 2013 fuel-related costs were subject to deferral if they fell outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL for 2013 did not fall outside of the fuel monitoring range.

WPL’s Retail Fuel-related Rate Filing (2012 Test Year) - In December 2011, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $4 million, effective January 1, 2012 to reflect anticipated increases in retail fuel-related costs in 2012 compared to the fuel-related cost estimates used to determine rates for 2011. The 2012 fuel-related costs were subject to an annual bandwidth of plus or minus 2%. Retail fuel-related costs incurred by WPL in 2012 were lower than retail fuel-related costs used to determine rates for such period resulting in an over-collection of fuel-related costs for 2012 of approximately $17 million (including $11 million outside the approved range for 2012 recorded in “Regulatory liabilities” on Alliant Energy’s and WPL’s Consolidated Balance Sheets as of December 31, 2012). In August 2013, WPL received an order from the PSCW to refund $12 million, including interest, to its retail electric customers for these over-collections, which WPL completed in September 2013.

Refer to Note 1(g) for further discussion of WPL’s fuel cost recovery mechanism.

(3) PROPERTY, PLANT AND EQUIPMENT
(a) Utility -
Electric Plant - At December 31, details of electric plant were as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Plant in service:
Generation (a)	$4,792.0	$4,798.9	$2,513.2	$2,393.0	$2,278.8	$2,405.9
Distribution	4,179.6	3,981.5	2,311.2	2,205.9	1,868.4	1,775.6
Other	286.3	290.3	210.5	216.3	75.8	74.0
Plant anticipated to be retired early (b)	157.8	—	—	—	157.8	—
	$9,415.7	$9,070.7	$5,034.9	$4,815.2	$4,380.8	$4,255.5

(a)
The decrease in Alliant Energy’s and WPL’s generation portion of electric plant in service was primarily due to classifying Edgewater Unit 3 and Nelson Dewey Units 1 and 2 as “Plant anticipated to be retired early” as of December 31, 2013, which is discussed below. Partially offsetting this decrease at Alliant Energy, and contributing to the increase in IPL’s generation portion of electric plant in service, was an increase at IPL due to a scrubber and baghouse at George Neal Unit 4 being placed in service in the fourth quarter of 2013. As of December 31, 2013, the capitalized project costs for the George Neal Unit 4 scrubber and baghouse were $61 million.

(b)
In 2013, WPL received approval from MISO to retire Edgewater Unit 3, and Nelson Dewey Units 1 and 2. WPL currently anticipates retiring these EGUs by December 31, 2015, contingent on completion of transmission network upgrades needed for system reliability. WPL is recovering the remaining net book value of these EGUs over a 10-year period beginning January 1, 2013 pursuant to a May 2012 PSCW order.

Wind Generation Projects -
Wind Site in Franklin County, Iowa - In 2007, IPL acquired approximately 500 MW of wind site capacity in Franklin County, Iowa. The initial 200 MW of the wind site was utilized for IPL’s Whispering Willow - East wind project, which began generating electricity in 2009. In 2011, IPL sold approximately 100 MW of wind site capacity to Resources for construction of a non-regulated wind project referred to as the Franklin County wind project. Future development of the balance of the wind site by IPL will depend on numerous factors such as RPS, environmental legislation, fossil fuel prices, technology advancements and transmission capabilities. As of December 31, 2013, Alliant Energy’s and IPL’s capitalized costs related to the remaining approximately 200 MW of wind site capacity in Franklin County, Iowa were $13 million and were recorded in “Other property, plant and equipment” on their Consolidated Balance Sheets.

IPL’s Whispering Willow - East Wind Project - In 2011, IPL received an order from the MPUC approving a temporary recovery rate for the Minnesota retail portion of its Whispering Willow - East wind project construction costs. In its order, the MPUC did not reach a conclusion as to the prudence of these project costs. The prudence of these project costs and the final recovery rate was addressed in a separate proceeding in 2013. The initial recovery rate approved by the MPUC was below the amount required by IPL to recover the Minnesota retail portion of its total project costs. Based on its interpretation of the order, IPL believed that it was probable it would not be allowed to recover the entire Minnesota retail portion of its project costs. IPL estimated the most likely outcome of the final rate proceeding would result in the MPUC effectively disallowing recovery of approximately $8 million of project costs out of a total of approximately $30 million of project costs allocated to the Minnesota retail jurisdiction. As a result, Alliant Energy and IPL recognized an $8 million impairment related to this probable disallowance, which was recorded as a reduction to electric plant and a charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

In December 2013, IPL received an order from the MPUC approving full cost recovery of the Minnesota retail portion of IPL’s Whispering Willow - East wind project construction costs effective January 1, 2013. As a result, Alliant Energy and IPL recognized a $7 million regulatory-related credit, which was recorded as an an increase to “Electric plant” on their Consolidated Balance Sheets and a decrease to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2013.

Franklin County Wind Project - In 2008, Alliant Energy entered into a master supply agreement with Vestas to purchase 500 MW of wind turbine generator sets and related equipment. Alliant Energy utilized 401 MW of these wind turbine generator sets and related equipment to construct IPL’s Whispering Willow - East and WPL’s Bent Tree - Phase I wind projects. In 2011, IPL sold the remaining 99 MW of wind turbine generator sets and related equipment to Resources for $115.3 million, which represented IPL’s book value for progress payments to date for the wind turbine generator sets and related equipment and land rights in Franklin County, Iowa. In addition, Resources assumed the remaining progress payments to Vestas for the 99 MW of wind turbine generator sets and related equipment. The proceeds received by IPL are presented in investing activities in IPL’s Consolidated Statement of Cash Flows in 2011. Refer to Note 3(b) for further discussion of the Franklin County wind project.

Wind Site in Green Lake and Fond du Lac Counties in Wisconsin - In 2009, WPL purchased development rights to an approximate 100 MW wind site in Green Lake and Fond du Lac Counties in Wisconsin. Due to events in 2011 resulting in uncertainty regarding wind siting requirements in Wisconsin and increased risks with permitting this wind site, WPL determined it would be difficult to sell or effectively use the site for wind development. As a result, WPL recognized a $5 million impairment in 2011 for the amount of capitalized costs incurred for this site. Alliant Energy and WPL recorded the impairment as a reduction in other utility property, plant and equipment, and a charge to “Utility - Other operation and maintenance” in their Consolidated Statements of Income in 2011.

Environmental Compliance Plans Emission Controls Projects -
IPL’s George Neal Units 3 and 4 - In 2011, MidAmerican began installing scrubbers and baghouses at George Neal Units 3 and 4 to reduce SO2 and mercury emissions at the EGUs. The scrubbers and baghouses are expected to help meet requirements under the MATS Rule and CAIR or some alternative to CAIR that may be implemented. IPL owns a 28.0% and 25.695% interest in George Neal Units 3 and 4, respectively.

Construction of the scrubber and baghouse at George Neal Unit 4 was completed in the fourth quarter of 2013, which resulted in a transfer of the capitalized project costs from “Construction work in progress - Other” to “Electric plant” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2013. As of December 31, 2013, the capitalized project costs consisted of capital expenditures of $57 million and AFUDC of $4 million for IPL’s allocated portion of the George Neal Unit 4 scrubber and baghouse.

Construction of the scrubber and baghouse at George Neal Unit 3 is expected to be completed in 2014. As of December 31, 2013, Alliant Energy and IPL recorded capitalized expenditures of $53 million and AFUDC of $2 million for IPL’s allocated portion of the George Neal Unit 3 scrubber and baghouse in “Construction work in progress - George Neal Generating Station Unit 3 emission controls” on their Consolidated Balance Sheets.

IPL’s Ottumwa Unit 1 - IPL is currently installing a scrubber and baghouse at Ottumwa Unit 1 to reduce SO2 and mercury emissions at the EGU. IPL owns a 48% interest in Ottumwa Unit 1. Construction began in the second quarter of 2012 and is expected to be completed in 2014. The scrubber and baghouse are expected to help meet requirements under the MATS Rule and CAIR or some alternative to CAIR that may be implemented. As of December 31, 2013, Alliant Energy and IPL recorded capitalized expenditures of $125 million and AFUDC of $10 million for IPL’s allocated portion of the scrubber and baghouse in “Construction work in progress - Ottumwa Generating Station Unit 1 emission controls” on their Consolidated Balance Sheets.
WPL’s Columbia Units 1 and 2 - WPL is currently installing scrubbers and baghouses at Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the EGU. WPL owns a 46.2% interest in Columbia Units 1 and 2. Construction began in the first quarter of 2012 and is expected to be completed in 2014. The scrubbers and baghouses are expected to help meet requirements under the MATS Rule and CAIR or some alternative to CAIR that may be implemented. As of December 31, 2013, Alliant Energy and WPL recorded capitalized expenditures of $254 million and AFUDC of $11 million for WPL’s allocated portion of the scrubbers and baghouses in “Construction work in progress - Columbia Energy Center Units 1 and 2 emission controls” on their Consolidated Balance Sheets.

WPL’s Edgewater Unit 5 - In June 2013, WPL received an order from the PSCW approving WPL’s CA application to install a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. WPL currently expects to begin construction of the project in 2014 and place it in service in 2016. The scrubber and baghouse are expected to help meet requirements under the MATS Rule and CAIR or some alternative to CAIR that may be implemented.

Proposed Sales of IPL’s Minnesota Electric and Natural Gas Distribution Assets - In September 2013, IPL signed a definitive agreement to sell its Minnesota electric distribution assets to Southern Minnesota Energy Cooperative, a combined group of various neighboring electric cooperatives. Also in September 2013, IPL signed a definitive agreement to sell its Minnesota natural gas distribution assets to Minnesota Energy Resources Corporation, a subsidiary of Integrys Energy Group, Inc. Proceeds from the sales are expected to be approximately $128 million in aggregate, subject to customary closing adjustments. The proceeds are expected to reduce Alliant Energy’s and IPL’s future financing requirements. Pending all necessary federal and state regulatory approvals, including the MPUC, FERC and the IUB, the transactions are expected to be concluded in the second half of 2014.

The sales price of the assets expected to be sold, which primarily consist of property, plant and equipment, and working capital items, is expected to result in a modest gain. Any after-tax gain realized from the transaction may be subject to refund to IPL’s customers. As of December 31, 2013, IPL’s assets and liabilities included in the sale agreements did not meet the criteria to be classified as held for sale due to uncertainties in the regulatory approval process. The operating results of IPL’s Minnesota electric and natural gas distribution businesses also did not qualify as discontinued operations as of December 31, 2013.

The electric distribution asset sales agreement includes a wholesale power supply agreement between IPL and Southern Minnesota Energy Cooperative, which is subject to FERC approval. The agreement contains a five-year termination notice, which may not be given until the fifth anniversary of the effective date of the agreement, resulting in a minimum term of 10 years. The agreement remains in effect indefinitely, unless notice to terminate is provided by either party. This wholesale power supply agreement includes standardized pricing mechanisms that are detailed in IPL’s current tariffs accepted by FERC through wholesale rate case proceedings. IPL’s current return on common equity authorized by FERC related to its wholesale electric rates is 10.97%. As a result of IPL’s requirement to supply electricity to Southern Minnesota Energy Cooperative under the wholesale power supply agreement, the sale of the electric distribution assets is not expected to have a significant impact on IPL’s current generation plans or operating results.

AFUDC - AFUDC represents costs to finance construction additions including a return on equity component and cost of debt component as required by regulatory accounting. The concurrent credit for the amount of AFUDC capitalized is recorded as “Allowance for funds used during construction” in the Consolidated Statements of Income. The amount of AFUDC generated by equity and debt components was as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Equity	$20.3	$14.1	$7.6	$13.8	$5.2	$3.5	$6.5	$8.9	$4.1
Debt	10.5	7.8	4.4	7.2	3.2	2.3	3.3	4.6	2.1
	$30.8	$21.9	$12.0	$21.0	$8.4	$5.8	$9.8	$13.5	$6.2

AFUDC related to various construction projects was recognized in Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income as follows (in millions):

	2013	2012	2011
IPL:
Emission controls - Ottumwa Unit 1	$8.0	$2.0	$—
Emission controls - George Neal Units 3 and 4	5.1	0.9	—
Other	7.9	5.5	5.8
	21.0	8.4	5.8
WPL:
Emission controls - Columbia Units 1 and 2	7.2	3.9	0.2
Emission controls - Edgewater Unit 5	—	7.2	2.9
Other	2.6	2.4	3.1
	9.8	13.5	6.2
Alliant Energy	$30.8	$21.9	$12.0

(b) Non-regulated and Other - The non-regulated and other property, plant and equipment on Alliant Energy’s Consolidated Balance Sheets includes the following:

Franklin County Wind Project - The Franklin County wind project was placed into service in 2012 and is depreciated using the straight-line method over a 30-year period. As of December 31, 2013, Alliant Energy recorded $142 million in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet related to the wind project. Refer to Note 3(a) for further discussion of the wind project, Note 5(d) for discussion of a cash grant received in 2013 related to the wind project and Note 13 for discussion of the wind project AROs.

Sheboygan Falls - Sheboygan Falls was placed into service in 2005 and is depreciated using the straight-line method over a 35-year period. As of December 31, 2013, Alliant Energy recorded $107 million in “Non-regulated Generation property, plant and equipment” on its Consolidated Balance Sheet related to Sheboygan Falls.

Other - The property, plant and equipment related to Corporate Services, Transportation and other non-regulated investments is recorded in “Alliant Energy Corporate Services, Inc. and other property, plant and equipment” on Alliant Energy’s Consolidated Balance Sheets and is depreciated using the straight-line method over periods ranging from 5 to 30 years.

(4) JOINTLY-OWNED ELECTRIC UTILITY PLANT
Under joint ownership agreements with other utilities, IPL and WPL have undivided ownership interests in jointly-owned coal-fired EGUs. Each of the respective owners is responsible for the financing of its portion of the construction costs. KWh generation and operating expenses are primarily divided between the joint owners on the same basis as ownership. IPL’s and WPL’s shares of expenses from jointly-owned coal-fired EGUs are included in the corresponding operating expenses (e.g., electric production fuel, other operation and maintenance, etc.) in their Consolidated Statements of Income. Refer to Note 2 for further discussion of cost of removal obligations. Information relative to IPL’s and WPL’s ownership interest in these jointly-owned coal-fired EGUs at December 31, 2013 was as follows (dollars in millions):

				Accumulated	Construction	Cost of Removal
	In-service	Ownership	Electric	Provision for	Work in	Obligations Included in
	Dates	Interest %	Plant	Depreciation	Progress	Regulatory Liabilities
IPL
Ottumwa Unit 1	1981	48.0%	$246.8	$125.3	$154.6	$12.8
George Neal Unit 4	1979	25.7%	180.4	70.1	0.6	11.8
George Neal Unit 3	1975	28.0%	59.5	40.3	59.1	5.7
Louisa Unit 1	1983	4.0%	35.2	19.7	0.1	3.2
			521.9	255.4	214.4	33.5
WPL
Columbia Units 1-2	1975-1978	46.2%	255.5	159.4	270.5	10.1
Edgewater Unit 4	1969	68.2%	93.2	51.6	0.7	2.3
			348.7	211.0	271.2	12.4
Alliant Energy			$870.6	$466.4	$485.6	$45.9

(5) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. In March 2014, the purchase commitment from the third party to which it sells its receivables expires. IPL is currently pursuing the extension of the purchase commitment. IPL accounts for sales of receivables under the Receivables Agreement as transfers of financial assets. In exchange for the receivables sold, IPL receives cash proceeds from the third party (based on seasonal limits up to $180 million, including $150 million as of December 31, 2013), and deferred proceeds recorded in accounts receivable on Alliant Energy’s and IPL’s Consolidated Balance Sheets. IPL makes monthly payments to the third party of an amount that varies based on interest rates, the length of time the cash proceeds remain outstanding and the total amount under commitment by the third party. IPL has historically used proceeds from the sales of receivables to maintain flexibility in its capital structure, take advantage of favorable short-term rates and finance a portion of its cash needs.

Deferred proceeds are payable by the third party solely from the collections of the receivables, but only after paying any required expenses to the third party and the collection agent. Corporate Services acts as collection agent for the third party and receives a fee for collection services. IPL believes that the allowance for doubtful accounts related to its sales of receivables is a reasonable approximation of any credit risk of the customers that generated the receivables. Therefore, the carrying amount of deferred proceeds, after being reduced by the allowance for doubtful accounts, approximates the fair value of the deferred proceeds due to the short-term nature of the collection period. The carrying amount of deferred proceeds represents IPL’s maximum exposure to loss related to the receivables sold.

As of December 31, 2013 and 2012, IPL sold $238.0 million and $198.4 million aggregate amounts of receivables, respectively. IPL’s maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program, were as follows (in millions):

	2013	2012	2011
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$170.0	$160.0	$160.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	105.9	119.8	118.1
Costs incurred	1.1	1.4	1.5

As of December 31, the attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2013	2012
Customer accounts receivable	$151.6	$118.2
Unbilled utility revenues	86.2	77.4
Other receivables	0.2	2.8
Receivables sold	238.0	198.4
Less: cash proceeds (a)	29.0	130.0
Deferred proceeds	209.0	68.4
Less: allowance for doubtful accounts	5.5	1.6
Fair value of deferred proceeds	$203.5	$66.8
Outstanding receivables past due	$21.5	$16.1

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s Consolidated Statements of Cash Flows.

Refer to Note 9(b) for discussion of IPL’s issuance of $250.0 million of senior debentures in 2013. A portion of the proceeds from the issuance was used by IPL in 2013 to reduce cash proceeds received from the third party under its sales of accounts receivable program.

Additional attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	2013	2012	2011
Collections reinvested in receivables	$1,880.8	$1,771.6	$1,795.7
Credit losses, net of recoveries	11.9	10.0	10.9

(b) Whiting Petroleum Tax Sharing Agreement - Prior to an IPO of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum will be obligated to pay Resources 90% of any tax benefits realized annually due to the additional tax deductions from the increase in tax basis for years ending on or prior to December 31, 2013. Such tax benefits will generally be calculated by comparing Whiting Petroleum’s actual taxes to the taxes that would have been owed by Whiting Petroleum had the increase in basis not occurred. In 2014, Whiting Petroleum will be obligated to pay Resources the present value of the remaining tax benefits assuming all such tax benefits will be realized in future years. At the IPO closing date, Alliant Energy recorded a receivable from Whiting Petroleum based on the estimated present value of the payments expected from Whiting Petroleum. At December 31, the carrying values of this receivable were recorded on Alliant Energy’s Consolidated Balance Sheets as follows (in millions):

	2013	2012
Prepayments and other	$25	$2
Deferred charges and other	—	25
	$25	$27

(c) Advances for Customer Energy Efficiency Projects - WPL and IPL have historically offered energy efficiency programs to certain of their customers in Wisconsin and Minnesota, respectively. The energy efficiency programs have provided low-cost financing to help customers identify, purchase and install energy efficiency improvement projects. The customers repay WPL and IPL with monthly payments over a term up to 5 years. The advances for and collections of customer energy efficiency projects are presented as investing activities in the Consolidated Statements of Cash Flows. The current portion and non-current portion of outstanding advances for customer energy efficiency projects are recorded in “Accounts receivable - other” and “Deferred charges and other,” respectively, on the Consolidated Balance Sheets. At December 31, outstanding advances for customer energy efficiency projects were as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Current portion	$8.2	$14.9	$0.4	$0.8	$7.8	$14.1
Non-current portion	7.3	13.0	0.2	0.6	7.1	12.4
	$15.5	$27.9	$0.6	$1.4	$14.9	$26.5

(d) Franklin County Wind Project Cash Grant - The ARRA provides incentives for wind projects placed into service between January 1, 2009 and December 31, 2012. In accordance with the ARRA, Alliant Energy filed an application with the U.S. Department of the Treasury in February 2013 requesting a cash grant for a portion of the qualifying project expenditures of the Franklin County wind project that was placed into service in December 2012. Alliant Energy elected to record the anticipated cash grant as a reduction of the carrying value of the Franklin County wind project, which resulted in a decrease of $62 million in “Property, plant and equipment - Non-regulated Generation” on its Consolidated Balance Sheet in 2012. In 2013, Alliant Energy received the proceeds from the cash grant, resulting in a $62.4 million decrease in “Accounts receivable - other” on its Consolidated Balance Sheets in 2013. The grant proceeds received by Alliant Energy are presented in investing activities in Alliant Energy’s Consolidated Statements of Cash Flows. The grant proceeds were used by Alliant Energy to reduce short-term borrowings incurred during the construction of the wind project.

(6) INVESTMENTS
(a) Unconsolidated Equity Investments - Alliant Energy’s and WPL’s unconsolidated investments accounted for under the equity method of accounting are as follows (in millions):

	Ownership	Carrying Value at
	Interest at	December 31,		Equity (Income) / Loss
	December 31, 2013	2013	2012	2013	2012	2011
Alliant Energy
ATC (a)	16%	$272.1	$257.0	($42.7)	($41.3)	($37.8)
Wisconsin River Power Company	50%	7.0	7.3	(1.0)	(0.8)	(0.9)
Other	Various	2.3	2.3	—	0.8	(0.6)
		$281.4	$266.6	($43.7)	($41.3)	($39.3)
WPL
ATC (a)	16%	$272.1	$257.0	($42.7)	($41.3)	($37.8)
Wisconsin River Power Company	50%	7.0	7.3	(1.0)	(0.8)	(0.9)
		$279.1	$264.3	($43.7)	($42.1)	($38.7)

(a)
Alliant Energy and WPL have the ability to exercise significant influence over ATC’s financial and operating policies through their participation on ATC’s Board of Directors. Refer to Note 18 for information regarding related party transactions with ATC.

Summary aggregate financial information from the financial statements of these investments is as follows (in millions):

	Alliant Energy			WPL
	2013	2012	2011	2013	2012	2011
Operating revenues	$634	$611	$575	$634	$611	$575
Operating income	334	326	307	334	325	308
Net income	248	234	218	250	239	226
As of December 31:
Current assets	86	67		84	66
Non-current assets	3,553	3,321		3,527	3,292
Current liabilities	383	252		383	252
Non-current liabilities	1,682	1,652		1,681	1,651

(b) Cash Surrender Value of Life Insurance Policies - Alliant Energy, IPL and WPL have various life insurance policies that cover certain current and former employees and directors. At December 31, the cash surrender value of these investments was as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Cash surrender value	$46.5	$50.5	$17.3	$16.0	$12.3	$12.1

(7) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

	2013	2012	2011
Shares outstanding, January 1	110,987,400	111,018,821	110,893,901
Equity-based compensation plans (Note 12(b))	(23,374)	20,195	164,400
Other	(20,357)	(51,616)	(39,480)
Shares outstanding, December 31	110,943,669	110,987,400	111,018,821

At December 31, 2013, Alliant Energy had a total of 6.9 million shares available for issuance in the aggregate, pursuant to its OIP, Shareowner Direct Plan and 401(k) Savings Plan.

Shareowner Rights Agreement - Alliant Energy has established an amended and restated Shareowner Rights Agreement. The rights under this agreement will only become exercisable if a person or group has acquired, or announced an intention to acquire, 15% or more of Alliant Energy’s outstanding common stock. Each right will initially entitle registered shareowners to purchase from Alliant Energy one-half of one share of Alliant Energy’s common stock. The rights will be exercisable at an initial price of $110.00 per full share, subject to adjustment. If any shareowner acquires 15% or more of the outstanding common stock of Alliant Energy, each right (subject to limitations) will entitle its holder to purchase, at the right’s then current exercise price, a number of common shares of Alliant Energy or of the acquirer having a market value at the time of twice the right’s per full share exercise price. Alliant Energy’s Board of Directors is authorized to reduce the 15% ownership threshold to not less than 10%. The amended and restated Shareowner Rights Agreement expires in December 2018.

Dividend Restrictions - Alliant Energy does not have any significant common stock dividend restrictions. IPL and WPL each have common stock dividend restrictions based on applicable regulatory limitations. IPL also has common stock dividend restrictions based on the terms of its outstanding preferred stock. As of December 31, 2013, IPL and WPL were in compliance with all such dividend restrictions.

IPL is restricted from paying common stock dividends to its parent company, Alliant Energy, if for any past or current dividend period, dividends on its preferred stock have not been paid, or declared and set apart for payment. IPL has paid all dividends on its preferred stock through 2013.

IPL’s most significant regulatory limitation on distributions to its parent company requires IPL to obtain IUB approval for a reasonable utility capital structure if its actual 13-month average common equity ratio (calculated on a financial basis consistent with IPL’s rate cases) falls below 42% of total capitalization. As of December 31, 2013, IPL’s amount of retained earnings that were free of dividend restrictions was $494 million.

Currently, WPL’s most significant regulatory limitation on distributions to its parent company is included in an order issued by the PSCW in 2012 that prohibits WPL from paying annual common stock dividends in excess of $119 million in 2014 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) would fall below 51.03%. As of December 31, 2013, WPL’s amount of retained earnings that were free of dividend restrictions was $119 million for 2014.

Restricted Net Assets of Subsidiaries - IPL and WPL do not have regulatory authority to lend or advance any amounts to their parent company. As of December 31, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was as follows (in billions):

	2013	2012
IPL	$1.2	$1.1
WPL	1.5	1.5

Capital Transactions With Subsidiaries - IPL, WPL and Resources paid common stock dividends and repayments of capital to their parent company, Alliant Energy, as follows (in millions):

	IPL			WPL			Resources
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Common stock dividends	$128.1	$122.9	$73.4	$116.3	$112.0	$112.1	$—	$—	$—
Repayments of capital	—	—	100.7	—	—	—	95.0	—	—
Total distributions from common equity	$128.1	$122.9	$174.1	$116.3	$112.0	$112.1	$95.0	$—	$—

IPL, WPL, Resources and Corporate Services received capital contributions from their parent company, Alliant Energy, as follows (in millions):

	2013	2012	2011
IPL	$120.0	$110.0	$54.0
WPL	—	90.0	25.0
Corporate Services	—	30.0	—
Resources	—	—	65.0

(8) REDEEMABLE PREFERRED STOCK
Information related to the carrying value of cumulative preferred stock, net at December 31 was as follows (dollars in millions):

Liquidation Preference/ Stated Value	Shares Outstanding	Series	Redemption (none are mandatorily redeemable)	2013	2012
IPL (16,000,000 shares authorized):
$25	8,000,000	5.1%	On or after March 15, 2018	$200.0	$—
$25	6,000,000	8.375%	(a)	—	150.0
Less: discount				—	(4.9)
				200.0	145.1
WPL (16,000,000 and 3,750,000 shares authorized as of December 31, 2013 and 2012, respectively):
$25 to $100	1,049,225	4.40-6.50%	(b)	—	60.0
Alliant Energy				$200.0	$205.1

(a)
In 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge in 2013 related to this transaction in “Preferred dividend requirements” in their Consolidated Statements of Income.

(b)
In 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge in 2013 related to this transaction in “Preferred dividend requirements” in their Consolidated Statements of Income.

IPL - In 2013, IPL issued 8,000,000 shares of 5.1% cumulative preferred stock and received proceeds of $200 million. The proceeds were used by IPL to redeem its 8.375% cumulative preferred stock, reduce commercial paper classified as long-term debt by $40 million and for other general corporate purposes. Alliant Energy and IPL incurred $5 million of issuance costs related to this transaction, which were recorded as a reduction of “Additional paid-in capital” on Alliant Energy’s and IPL’s Consolidated Balance Sheets in 2013. On or after March 15, 2018, IPL may, at its option, redeem the 5.1% cumulative preferred stock for cash at a redemption price of $25 per share plus accrued and unpaid dividends up to the redemption date.

The current articles of incorporation of IPL contain a provision that grants the holders of its cumulative preferred stock voting rights to elect two members of IPL’s Board of Directors if preferred dividends equal to six or more quarterly dividend requirements (whether or not consecutive) are in arrears. Such voting rights would not provide the holders of IPL’s preferred stock control of the decision on redemption of IPL’s preferred stock and could not force IPL to exercise its call option. The articles of incorporation of IPL in effect as of December 31, 2012 contained similar provisions as the current articles of incorporation of IPL. Therefore, IPL’s 5.1% and 8.375% cumulative preferred stock were presented in total equity on Alliant Energy’s and IPL’s Consolidated Balance Sheets in a manner consistent with noncontrolling interests.

WPL - The articles of organization of WPL in effect as of December 31, 2012 contained a provision that granted the holders of its preferred stock voting rights to elect a majority of WPL’s Board of Directors if preferred dividends equal to the annual dividend requirements were in arrears. The exercise of such voting rights would have provided the holders of WPL’s preferred stock control of the decision on redemption of WPL’s preferred stock and could have forced WPL to exercise its call option. Therefore, the contingent control right and the embedded call option caused WPL’s preferred stock to be presented outside of total equity on Alliant Energy’s and WPL’s Consolidated Balance Sheets at December 31, 2012 in a manner consistent with temporary equity.

Refer to Note 14 for information on the fair value of cumulative preferred stock.

(9) DEBT
(a) Short-term Debt - Alliant Energy and its subsidiaries maintain committed bank lines of credit to provide short-term borrowing flexibility and back-stop liquidity for commercial paper outstanding. At December 31, 2013, Alliant Energy’s short-term borrowing arrangements included three revolving credit facilities totaling $1 billion ($300 million for Alliant Energy at the parent company level, $300 million for IPL and $400 million for WPL), which expire in December 2017. Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
December 31
Commercial paper:
Amount outstanding	$279.4	$217.5	$—	$26.3	$183.7	$86.6
Weighted average interest rates	0.2%	0.4%	N/A	0.4%	0.1%	0.3%
Weighted average remaining maturity	4 days	11 days	N/A	2 days	6 days	19 days
Available credit facility capacity (a)	$720.6	$732.5	$300.0	$223.7	$216.3	$313.4

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
For the year ended
Maximum amount outstanding (based on daily outstanding balances)	$293.9	$217.5	$26.3	$35.4	$190.0	$86.6
Average amount outstanding (based on daily outstanding balances)	$210.5	$99.8	$1.3	$5.9	$123.5	$11.7
Weighted average interest rates	0.2%	0.4%	0.4%	0.4%	0.2%	0.3%

(a)
At December 31, 2012, Alliant Energy’s and IPL’s available credit facility capacities reflect outstanding commercial paper classified as both short- and long-term debt. Refer to Note 9(b) for further discussion of $50.0 million of commercial paper outstanding at December 31, 2012 classified as long-term debt on Alliant Energy’s and IPL’s Consolidated Balance Sheets. Alliant Energy and its subsidiaries did not have any commercial paper classified as long-term debt as of December 31, 2013.

Alliant Energy’s, IPL’s and WPL’s credit facility agreements each contain a financial covenant, which requires the entities to maintain certain debt-to-capital ratios in order to borrow under the credit facilities. The required debt-to-capital ratios compared to the actual debt-to-capital ratios at December 31, 2013 were as follows:

	Alliant Energy	IPL	WPL
Requirement	Less than 65%	Less than 58%	Less than 58%
Actual	51%	45%	50%

The debt component of the capital ratios includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of the applicable borrower), capital lease obligations, certain letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratios. The equity component of the capital ratios excludes accumulated other comprehensive income (loss).

(b) Long-Term Debt - Long-term debt, net as of December 31 was as follows (dollars in millions):

	2013			2012
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Senior Debentures:
3.3%, due 2015	$150.0	$150.0	$—	$150.0	$150.0	$—
5.875%, due 2018	100.0	100.0	—	100.0	100.0	—
7.25%, due 2018	250.0	250.0	—	250.0	250.0	—
3.65%, due 2020	200.0	200.0	—	200.0	200.0	—
5.5%, due 2025	50.0	50.0	—	50.0	50.0	—
6.45%, due 2033	100.0	100.0	—	100.0	100.0	—
6.3%, due 2034	125.0	125.0	—	125.0	125.0	—
6.25%, due 2039	300.0	300.0	—	300.0	300.0	—
4.7%, due 2043 (a)	250.0	250.0	—	—	—	—
	1,525.0	1,525.0	—	1,275.0	1,275.0	—
Debentures:
5%, due 2019	250.0	—	250.0	250.0	—	250.0
4.6%, due 2020	150.0	—	150.0	150.0	—	150.0
2.25%, due 2022	250.0	—	250.0	250.0	—	250.0
6.25%, due 2034	100.0	—	100.0	100.0	—	100.0
6.375%, due 2037	300.0	—	300.0	300.0	—	300.0
7.6%, due 2038	250.0	—	250.0	250.0	—	250.0
	1,300.0	—	1,300.0	1,300.0	—	1,300.0
Pollution Control Revenue Bonds:
5%, due 2014	38.4	38.4	—	38.4	38.4	—
5%, due 2014 and 2015	24.5	—	24.5	24.5	—	24.5
5.375%, due 2015	14.6	—	14.6	14.6	—	14.6
	77.5	38.4	39.1	77.5	38.4	39.1
Other:
Commercial paper, 0.4% at December 31, 2012 (b)	—	—	—	50.0	50.0	—
4% senior notes, due 2014	250.0	—	—	250.0	—	—
Term loan credit agreement through 2014, 1% at December 31, 2013	60.0	—	—	60.0	—	—
3.45% senior notes, due 2022	75.0	—	—	75.0	—	—
5.06% senior secured notes, due 2014 to 2024	60.5	—	—	61.9	—	—
Other, 1% at December 31, 2013, due 2014 to 2025	0.4	—	—	0.5	—	—
	445.9	—	—	497.4	50.0	—
Subtotal	3,348.4	1,563.4	1,339.1	3,149.9	1,363.4	1,339.1
Current maturities	(358.5)	(38.4)	(8.5)	(1.5)	—	—
Unamortized debt (discount) and premium, net	(12.1)	(5.0)	(7.0)	(11.8)	(3.9)	(7.6)
Long-term debt, net	$2,977.8	$1,520.0	$1,323.6	$3,136.6	$1,359.5	$1,331.5

(a)
In 2013, IPL issued $250.0 million of 4.7% senior debentures due 2043. The proceeds from the issuance were used by IPL to reduce cash proceeds received from its sales of accounts receivable program, reduce commercial paper classified as long-term debt by $65 million and for general working capital purposes.

(b)
At December 31, 2012, $50.0 million of commercial paper was recorded in “Long-term debt, net” on Alliant Energy’s and IPL’s Consolidated Balance Sheets due to the existence of long-term credit facilities that back-stop this commercial paper balance, along with Alliant Energy’s and IPL’s intent and ability to refinance these balances on a long-term basis.

Five-Year Schedule of Debt Maturities - At December 31, 2013, debt maturities for 2014 to 2018 were as follows (in millions):

	2014	2015	2016	2017	2018
IPL	$38	$150	$—	$—	$350
WPL	9	31	—	—	—
Resources	62	2	3	4	5
Alliant Energy parent company	250	—	—	—	—
Alliant Energy	$359	$183	$3	$4	$355

At December 31, 2013, there were no significant sinking fund requirements related to the long-term debt on the Consolidated Balance Sheets.

Indentures - Alliant Energy maintains an indenture related to its 4% senior notes due 2014. IPL maintains an indenture related to its senior debentures due 2015 through 2043. WPL maintains an indenture related to its debentures due 2019 through 2038. Sheboygan Power, Resources’ wholly-owned subsidiary, maintains an indenture related to the issuance of its 5.06% senior secured notes due 2014 to 2024.

Optional Redemption Provisions - Alliant Energy and its subsidiaries have certain issuances of long-term debt that contain optional redemption provisions which, if elected by the issuer at its sole discretion, could require material redemption premium payments by the issuer. The redemption premium payments under these optional redemption provisions are variable and dependent on applicable U.S. Treasury rates at the time of redemption. At December 31, 2013, the debt issuances that contained these optional redemption provisions included all of IPL’s outstanding senior debentures, all of WPL’s outstanding debentures, Alliant Energy’s senior notes due 2014, Corporate Services’ senior notes due 2022 and Sheboygan Power’s senior secured notes due 2014 to 2024.

Security Provisions - Sheboygan Power’s 5.06% senior secured notes due 2014 to 2024 are secured by Sheboygan Falls and related assets.

Unamortized Debt Issuance Costs - Unamortized debt issuance costs recorded in “Deferred charges and other” on the Consolidated Balance Sheets at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Unamortized debt issuance costs	$19.9	$19.5	$9.7	$8.0	$9.0	$9.8

Carrying Amount and Fair Value of Long-term Debt - Refer to Note 14 for information on the carrying amount and fair value of long-term debt outstanding at December 31, 2013 and 2012.

(10) LEASES
(a) Operating Leases - Alliant Energy, IPL and WPL have entered into various agreements related to property, plant and equipment rights that are accounted for as operating leases. Historically, Alliant Energy’s and WPL’s most significant operating lease related to the Riverside PPA, which contained fixed rental payments related to capacity and contingent rental payments related to the energy portion (actual MWhs) of the PPA. Costs associated with the Riverside PPA were included in “Electric production fuel and energy purchases” and “Purchased electric capacity” in Alliant Energy’s and WPL’s Consolidated Statements of Income based on monthly payments for the Riverside PPA. In December 2012, WPL purchased Riverside, thereby terminating the Riverside PPA. Rental expenses associated with operating leases were as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Operating lease rental expenses (excluding contingent rentals)	$9	$69	$70	$4	$4	$4	$5	$64	$63
Contingent rentals (primarily related to Riverside PPA)	—	6	5	—	—	1	—	5	4
	$9	$75	$75	$4	$4	$5	$5	$69	$67

At December 31, 2013, future minimum operating lease payments, excluding contingent rentals, were as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Alliant Energy	$10	$9	$3	$3	$2	$22	$49
IPL	4	3	2	2	1	15	27
WPL	6	5	1	1	—	—	13

(b) Capital Leases -
WPL - In 2005, WPL entered into a 20-year agreement with Resources’ Non-regulated Generation business to lease Sheboygan Falls, with an option for two lease renewal periods thereafter. The lease became effective in 2005 when Sheboygan Falls began commercial operation. WPL is responsible for the operation of Sheboygan Falls and has exclusive rights to its output. In 2005, the PSCW approved this affiliated lease agreement with initial monthly lease payments of approximately $1.3 million. The lease payments were based on a 50% debt to capital ratio, a return on equity of 10.9%, a cost of debt based on the cost of senior notes issued by Resources’ Non-regulated Generation business in 2005 and certain costs incurred to construct the facility. In accordance with its order approving the lease agreement, the PSCW reserved the right to review the capital structure, return on equity and cost of debt every five years from the date of the order. No revisions to the lease have been made since its inception. The capital lease asset is amortized using the straight-line method over the 20-year lease term. Since the inception of the lease in 2005, WPL’s retail and wholesale rates have included recovery of the monthly Sheboygan Falls lease payments. Sheboygan Falls lease expenses were included in WPL’s Consolidated Statements of Income as follows (in millions):

	2013	2012	2011
Interest expense	$10.9	$11.3	$11.7
Depreciation and amortization	6.2	6.2	6.2
	$17.1	$17.5	$17.9

At December 31, 2013, WPL’s estimated future minimum capital lease payments for Sheboygan Falls were as follows (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Less: amount representing interest	Present value of minimum capital lease payments
Sheboygan Falls	$15	$15	$15	$15	$15	$98	$173	$74	$99

(11) INCOME TAXES
Income Tax Expense (Benefit) - The components of “Income tax expense (benefit)” in the Consolidated Statements of Income were as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Current tax expense (benefit):
Federal	$4.4	($29.3)	$58.6	$11.7	($7.7)	$54.5	($5.7)	$7.2	($4.3)
State	(3.6)	11.6	15.7	(0.1)	9.1	20.0	6.0	(0.9)	(7.1)
IPL’s tax benefit riders	(52.9)	(48.3)	(35.9)	(52.9)	(48.3)	(35.9)	—	—	—
Deferred tax expense (benefit):
Federal	123.9	157.8	99.0	20.0	37.4	(11.6)	92.7	81.1	111.3
State	15.6	23.9	(16.8)	(0.8)	3.2	(16.4)	11.8	20.3	19.0
Production tax credits	(31.0)	(24.8)	(27.1)	(14.4)	(12.5)	(12.3)	(16.6)	(12.3)	(14.8)
Investment tax credits	(1.6)	(1.7)	(1.8)	(0.6)	(0.6)	(0.6)	(1.0)	(1.1)	(1.2)
Provision recorded as a change in uncertain tax positions:
Current	—	8.0	16.3	—	8.1	16.6	—	(0.1)	(0.3)
Deferred	(0.4)	(7.6)	(38.3)	—	(8.2)	(17.6)	(0.4)	0.6	(20.7)
Provision recorded as a change in accrued interest	(0.5)	(0.2)	(0.5)	(0.8)	(0.3)	(0.3)	0.4	(0.2)	—
	$53.9	$89.4	$69.2	($37.9)	($19.8)	($3.6)	$87.2	$94.6	$81.9

Income Tax Rates - The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.7	5.7	4.6	5.4	5.8	4.3	6.0	5.5	5.0
IPL’s tax benefit riders	(12.1)	(11.2)	(8.8)	(34.8)	(37.0)	(26.5)	—	—	—
Production tax credits	(7.1)	(5.8)	(6.6)	(9.5)	(9.6)	(9.1)	(6.3)	(4.7)	(6.0)
Effect of rate-making on property-related differences	(6.0)	(5.0)	(2.0)	(15.9)	(14.2)	(5.3)	(0.8)	(1.1)	(0.5)
Adjustment of prior period taxes	(1.3)	—	0.2	(3.6)	0.2	1.7	(0.1)	(0.3)	—
State apportionment change due to announced sale of RMT	—	3.5	—	—	6.2	—	—	2.7	—
Wisconsin tax legislation	—	—	(4.6)	—	—	—	—	—	—
Other items, net	(1.8)	(1.4)	(0.9)	(1.5)	(1.6)	(2.8)	(0.9)	(0.8)	(0.1)
Overall income tax rate	12.4%	20.8%	16.9%	(24.9%)	(15.2%)	(2.7%)	32.9%	36.3%	33.4%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing the tax benefit riders. Refer to Note 2 for additional details on IPL’s tax benefit riders.

Production tax credits - Alliant Energy, IPL and WPL earn production tax credits from the wind projects they own and operate. Production tax credits are based on the electricity generated by each wind project during the first 10 years of operation. Alliant Energy has three wind projects that are currently generating production tax credits: WPL’s 68 MW Cedar Ridge wind project, which began generating electricity in 2008; IPL’s 200 MW Whispering Willow - East wind project, which began generating electricity in 2009; and WPL’s 201 MW Bent Tree - Phase I wind project, which began generating electricity in 2010. Production tax credits (net of state tax impacts) resulting from these wind projects are included in the table below (in millions). Production tax credits for the Whispering Willow - East and Bent Tree - Phase I wind projects increased in 2013 primarily due to higher levels of electricity output generated by the wind projects.

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Whispering Willow - East (IPL)	$14.4	$12.5	$12.3	$14.4	$12.5	$12.3	$—	$—	$—
Bent Tree - Phase I (WPL)	12.5	9.3	9.3	—	—	—	12.5	9.3	9.3
Cedar Ridge (WPL)	4.1	4.0	4.5	—	—	—	4.1	4.0	4.5
	31.0	25.8	26.1	14.4	12.5	12.3	16.6	13.3	13.8
Deferral	—	(1.0)	1.0	—	—	—	—	(1.0)	1.0
	$31.0	$24.8	$27.1	$14.4	$12.5	$12.3	$16.6	$12.3	$14.8

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s income tax expense and benefits are impacted by certain property-related differences at IPL for which deferred tax is not recognized in the income statement pursuant to Iowa rate-making principles. In 2012, the IRS audit to review the change in accounting method for allocation of mixed service costs and repairs expenditures was completed. Prior to 2012, tax expense and benefits at IPL related to mixed service costs and repairs expenditures book-to-tax differences were recorded in the tax benefit riders regulatory liability. Upon completion of the IRS audit, the tax expenses and benefits related to mixed service costs and repairs expenditures at IPL were recorded as a component of income tax expense beginning in 2012 pursuant to Iowa rate-making principles. The impact of the change in tax accounting methods for allocation of mixed service costs and repairs expenditures at IPL resulted in an increase in tax benefits for Alliant Energy and IPL in 2012. In 2013, the primary factor contributing to the increase in the current tax benefits recorded for the effect of rate-making on property-related differences was increased repairs expenditures and the equity component of AFUDC at IPL. Refer to Note 2 for additional details on IPL’s tax benefit riders.

State apportionment change due to announced sale of RMT - Alliant Energy, IPL and WPL utilize state apportionment projections to record their deferred tax assets and liabilities each reporting period. Deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements are recorded utilizing currently enacted tax rates and estimates of future state apportionment rates expected to be in effect at the time the temporary differences reverse. These state apportionment projections are most significantly impacted by the estimated amount of revenues expected in the future from each state jurisdiction for Alliant Energy’s consolidated tax groups, including both its regulated and its non-regulated operations. In the first quarter of 2012, Alliant Energy, IPL and WPL recorded $15 million, $8 million and $7 million, respectively, of deferred income tax expense due to changes in state apportionment projections caused by the announced sale of Alliant Energy’s RMT business.

Wisconsin tax legislation - In 2011, Act 32 was enacted. The most significant provision of Act 32 for Alliant Energy authorizes combined groups to share net operating loss carryforwards that were incurred by group members prior to January 1, 2009 and utilize these shared net operating losses over 20 years beginning after December 31, 2011. Based on this provision of Act 32, Alliant Energy anticipated its Wisconsin combined group would be able to fully utilize $368 million of Wisconsin net operating losses incurred by Alliant Energy and Resources prior to January 1, 2009 to offset future taxable income, and therefore, reversed previously recorded deferred tax asset valuation allowances related to state net operating loss carryforwards of $19 million in 2011.

Deferred Tax Assets and Liabilities - The deferred income tax (assets) and liabilities included on Alliant Energy’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2013			2012
	Deferred	Deferred Tax		Deferred	Deferred Tax
Alliant Energy	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$2,316.3	$2,316.3	$—	$2,143.8	$2,143.8
Investment in ATC	—	120.7	120.7	—	104.3	104.3
Net operating losses carryforward - state	(35.3)	—	(35.3)	(46.8)	—	(46.8)
Regulatory liability - IPL’s tax benefit riders	(107.8)	—	(107.8)	(144.6)	—	(144.6)
Federal credit carryforward	(167.8)	—	(167.8)	(133.8)	—	(133.8)
Net operating losses carryforward - federal	(251.9)	—	(251.9)	(306.0)	—	(306.0)
Other	(108.9)	210.7	101.8	(113.7)	258.9	145.2
Subtotal	(671.7)	2,647.7	1,976.0	(744.9)	2,507.0	1,762.1
Valuation allowances	—	—	—	1.9	—	1.9
	($671.7)	$2,647.7	$1,976.0	($743.0)	$2,507.0	$1,764.0

	2013	2012
Current deferred tax assets	($136.7)	($170.2)
Non-current deferred tax liabilities	2,112.7	1,934.2
Total net deferred tax liabilities	$1,976.0	$1,764.0

The deferred income tax (assets) and liabilities included on IPL’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2013			2012
	Deferred	Deferred Tax		Deferred	Deferred Tax
IPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$1,338.1	$1,338.1	$—	$1,243.9	$1,243.9
Federal credit carryforward	(52.9)	—	(52.9)	(37.4)	—	(37.4)
Regulatory liability - tax benefit riders	(107.8)	—	(107.8)	(144.6)	—	(144.6)
Net operating losses carryforward - federal	(111.3)	—	(111.3)	(131.0)	—	(131.0)
Other	(64.0)	103.2	39.2	(70.4)	147.5	77.1
	($336.0)	$1,441.3	$1,105.3	($383.4)	$1,391.4	$1,008.0

	2013	2012
Current deferred tax assets	($87.7)	($79.3)
Non-current deferred tax liabilities	1,193.0	1,087.3
Total net deferred tax liabilities	$1,105.3	$1,008.0

The deferred income tax (assets) and liabilities included on WPL’s Consolidated Balance Sheets at December 31 arise from the following temporary differences (in millions):

	2013			2012
	Deferred	Deferred Tax		Deferred	Deferred Tax
WPL	Tax Assets	Liabilities	Net	Tax Assets	Liabilities	Net
Property	$—	$859.1	$859.1	$—	$793.3	$793.3
Investment in ATC	—	120.7	120.7	—	104.3	104.3
Federal credit carryforward	(57.1)	—	(57.1)	(39.4)	—	(39.4)
Net operating losses carryforward - federal	(106.9)	—	(106.9)	(142.2)	—	(142.2)
Other	(37.6)	75.6	38.0	(41.2)	83.7	42.5
	($201.6)	$1,055.4	$853.8	($222.8)	$981.3	$758.5

	2013	2012
Current deferred tax assets	($43.3)	($85.6)
Non-current deferred tax liabilities	897.1	844.1
Total net deferred tax liabilities	$853.8	$758.5

Property - Property-related differences were primarily related to accelerated depreciation, including bonus depreciation. In January 2013, the ATR Act was enacted. The most significant provisions of the ATR Act for Alliant Energy, IPL and WPL are related to the extension of bonus depreciation deductions for certain expenditures for property that were incurred through December 31, 2013. Based on property expenditures incurred in 2013, Alliant Energy currently estimates its total bonus depreciation deductions to be claimed on its U.S. federal income tax return for calendar year 2013 will be approximately $130 million ($70 million for IPL and $45 million for WPL).

Investment in ATC - WPL has a partial ownership interest in ATC, which has generated deferred tax liabilities primarily from tax depreciation deductions taken at ATC in excess of book depreciation. The increase in deferred tax liabilities in 2013 was primarily due to bonus depreciation deductions estimated at ATC.

Carryforwards - At December 31, 2013, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (in millions):

Alliant Energy	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$735	$252	2029
State net operating losses	686	35	2018
Federal tax credits	170	168	2022
		$455

IPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$325	$111	2029
State net operating losses	189	10	2018
Federal tax credits	54	53	2022
		$174

WPL	Tax Carryforwards	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$312	$107	2029
State net operating losses	99	5	2018
Federal tax credits	58	57	2022
		$169

At December 31, 2013, Alliant Energy’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2031 with 98% expiring after 2024. At December 31, 2013, IPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2031 with 95% expiring after 2024. At December 31, 2013, WPL’s state net operating losses carryforwards had expiration dates ranging from 2018 to 2031 with 98% expiring after 2024.

Regulatory liability - tax benefit riders - Refer to Note 2 for discussion of regulatory liabilities associated with IPL’s tax benefit riders.

Uncertain Tax Positions - A reconciliation of the beginning and ending amounts of uncertain tax positions, excluding interest, is as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Balance, January 1	$0.7	$23.5	$66.7	$—	$10.9	$33.0	$0.7	$12.6	$33.7
Additions based on tax positions related to the current year	—	0.7	0.7	—	—	0.1	—	0.7	0.6
Reductions for tax positions of prior years (a)	(0.7)	(23.5)	(43.9)	—	(10.9)	(22.2)	(0.7)	(12.6)	(21.7)
Balance, December 31	$—	$0.7	$23.5	$—	$—	$10.9	$—	$0.7	$12.6

(a)
In 2012, the reductions for tax positions of prior years were due to the finalization of Alliant Energy’s federal income tax return audits for calendar years 2005 through 2009. In 2011, the reductions for tax positions of prior years were related to guidance published by the IRS clarifying the treatment of repairs expenditures for electric distribution property.

At December 31, 2013, 2012 and 2011, there were no penalties accrued related to uncertain tax positions, and interest accrued and tax positions favorably impacting future effective tax rates for continuing operations were not material. As of December 31, 2013, Alliant Energy, IPL and WPL do not expect to have material changes to their unrecognized tax benefits during the next 12 months.

Open tax years - Tax years that remain subject to the statute of limitations are as follows:

Major Jurisdiction	Alliant Energy			IPL			WPL
Consolidated federal income tax returns (a)	2010	-	2012	2010	-	2012	2010	-	2012
Consolidated Iowa income tax returns (b)	2010	-	2012	2010	-	2012	2010	-	2012
Wisconsin combined tax returns (c)	2009	-	2012	2009	-	2012	2009	-	2012

(a)
2010 through 2012 federal tax returns are effectively settled as a result of participation in the IRS Compliance Assurance Program, which allows Alliant Energy and the IRS to work together to resolve issues related to Alliant Energy’s current tax year before filing its federal income tax return. The statute of limitations for 2010 through 2012 federal tax returns expires three years from their respective filing dates.

(b)	The statute of limitations for the 2010 through 2012 Iowa tax returns expires three years from their respective filing dates.

(c)	The statute of limitations for the 2009 through 2012 Wisconsin combined tax returns expires four years from their respective filing dates.

(12) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans - Alliant Energy, IPL and WPL provide retirement benefits to substantially all of their employees through various qualified and non-qualified non-contributory defined benefit pension plans, and/or through defined contribution plans (including 401(k) savings plans). Alliant Energy’s, IPL’s and WPL’s qualified and non-qualified non-contributory defined benefit pension plans are currently closed to new hires. Benefits of the non-contributory defined benefit pension plans are based on the plan participant’s years of service, age and compensation. Benefits of the defined contribution plans are based on the plan participant’s years of service, age, compensation and contributions. Alliant Energy, IPL and WPL also provide certain defined benefit postretirement health care and life benefits to eligible retirees. In general, the retiree health care plans consist of fixed benefit subsidy structures and the retiree life insurance plans are non-contributory.

Assumptions - The assumptions for defined benefit pension and other postretirement benefits plans at the measurement date of December 31 were as follows:

Alliant Energy	Defined Benefit Pension Plans									Other Postretirement Benefits Plans
		2013			2012			2011		2013	2012	2011
Discount rate for benefit obligations		4.97%			4.11%			4.86%		4.59%	3.82%	4.60%
Discount rate for net periodic cost		4.11%			4.86%			5.56%		3.82%	4.60%	5.25%
Expected rate of return on plan assets		7.60%			7.90%			7.90%		7.40%	7.50%	7.00%
Rate of compensation increase	3.50%	-	4.50%	3.50%	-	4.50%	3.50%	-	4.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)		N/A			N/A			N/A		7.00%	7.50%	8.00%
Ultimate trend rate		N/A			N/A			N/A		5.00%	5.00%	5.00%

IPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans
	2013	2012	2011	2013	2012	2011
Discount rate for benefit obligations	5.05%	4.20%	4.95%	4.55%	3.76%	4.60%
Discount rate for net periodic cost	4.20%	4.95%	5.70%	3.76%	4.60%	5.25%
Expected rate of return on plan assets	7.60%	7.90%	7.90%	7.50%	7.40%	7.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.00%	7.50%	8.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

WPL	Qualified Defined Benefit Pension Plan			Other Postretirement Benefits Plans
	2013	2012	2011	2013	2012	2011
Discount rate for benefit obligations	5.05%	4.20%	4.95%	4.56%	3.81%	4.60%
Discount rate for net periodic cost	4.20%	4.95%	5.70%	3.81%	4.60%	5.25%
Expected rate of return on plan assets	7.60%	7.90%	7.90%	7.20%	7.00%	6.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Medical cost trend on covered charges:
Initial trend rate (end of year)	N/A	N/A	N/A	7.00%	7.50%	8.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%

Expected rate of return on plan assets - The expected rate of return on plan assets is determined by analysis of projected asset class returns based on the target asset class allocations. Alliant Energy, IPL and WPL use a forward-looking building blocks approach and also review historical returns, survey information and capital market information to support the expected rate of return on plan assets assumption. Refer to “Investment Policy and Strategy for Plan Assets” below for additional information related to Alliant Energy’s, IPL’s and WPL’s investment policy and strategy and mix of assets for the pension and other postretirement benefits plans.

Medical cost trend on covered charges - The assumed medical trend rates are assumptions used in determining the service and interest cost and accumulated postretirement benefit obligation related to postretirement benefits costs. A 1% change in the medical trend rates for 2013, holding all other assumptions constant, would have the following effects (in millions):

	Alliant Energy		IPL		WPL
	1% Increase	1% Decrease	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.4	($0.3)	$0.2	($0.2)	$0.2	($0.2)
Effect on postretirement benefit obligation	2.4	(2.2)	1.1	(1.0)	1.2	(1.1)

Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for Alliant Energy’s, IPL’s and WPL’s sponsored defined benefit pension and other postretirement benefits plans are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-

qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the other postretirement benefits plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively.

Alliant Energy	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2013	2012	2011	2013	2012	2011
Service cost	$15.7	$13.5	$11.4	$6.3	$6.9	$7.0
Interest cost	49.0	51.6	52.0	8.5	10.2	12.3
Expected return on plan assets (a)	(74.0)	(68.8)	(63.8)	(8.1)	(7.5)	(7.9)
Amortization of prior service cost (credit) (b)	0.2	0.3	0.7	(11.9)	(12.0)	(10.0)
Amortization of actuarial loss (c)	36.2	33.3	21.1	4.9	6.3	5.3
Additional benefit costs (d) (e)	9.0	0.1	10.2	—	—	—
Settlement losses (f)	—	5.4	1.1	—	—	—
	$36.1	$35.4	$32.7	($0.3)	$3.9	$6.7

IPL	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2013	2012	2011	2013	2012	2011
Service cost	$8.6	$7.5	$6.1	$2.9	$3.0	$2.6
Interest cost	22.9	24.1	24.0	3.6	4.4	5.5
Expected return on plan assets (a)	(35.2)	(32.6)	(29.7)	(5.6)	(5.1)	(5.4)
Amortization of prior service cost (credit) (b)	0.1	0.2	0.3	(6.3)	(6.3)	(5.0)
Amortization of actuarial loss (c)	15.2	14.1	8.7	2.7	3.5	2.9
Additional benefit costs (d) (e)	2.6	—	2.8	—	—	—
	$14.2	$13.3	$12.2	($2.7)	($0.5)	$0.6

WPL	Defined Benefit Pension Plans			Other Postretirement Benefits Plans
	2013	2012	2011	2013	2012	2011
Service cost	$5.9	$5.2	$4.5	$2.5	$2.7	$2.9
Interest cost	20.7	21.6	21.6	3.4	4.1	4.9
Expected return on plan assets (a)	(31.9)	(29.6)	(27.3)	(1.3)	(1.3)	(1.3)
Amortization of prior service cost (credit) (b)	0.3	0.4	0.3	(3.9)	(3.9)	(3.4)
Amortization of actuarial loss (c)	17.1	15.7	10.1	1.9	2.3	2.1
Additional benefit costs (d) (e)	0.6	0.1	0.7	—	—	—
	$12.7	$13.4	$9.9	$2.6	$3.9	$5.2

(a)	The expected return on plan assets is based on the expected rate of return on plan assets and the fair value approach to the market-related value of plan assets.

(b)	Unrecognized prior service costs (credits) for the postretirement benefits plans are amortized over the average future service period to full eligibility of the participants of each plan.

(c)
Unrecognized net actuarial gains or losses in excess of 10% of the greater of the plans’ benefit obligations or assets are amortized over the average future service lives of plan participants, except for the Cash Balance Plan where gains or losses outside the 10% threshold are amortized over the time period the participants are expected to receive benefits.

(d)
In 2013, Alliant Energy filed a stipulation agreement with the Court related to the class-action lawsuit against the Cash Balance Plan. As a result, Alliant Energy recognized $9.0 million of additional benefits costs in 2013 related to the agreement. IPL recognized $5.5 million ($2.6 million directly assigned and $2.9 million allocated by Corporate Services) and WPL recognized $2.8 million ($0.6 million directly assigned and $2.2 million allocated by Corporate Services) of additional benefits costs in 2013 related to the agreement. Refer to Note 16(c) for additional information regarding the Cash Balance Plan.

(e)
Alliant Energy reached an agreement with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011. The agreement with the IRS required Alliant Energy to amend the Cash Balance Plan, which was completed in 2011 resulting in aggregate additional benefits of $10.2 million paid by Alliant Energy to certain former participants in the Cash Balance Plan in 2011. Alliant Energy recognized $10.2 million of additional benefits costs in 2011 related to these benefits. IPL recognized $6.3 million ($2.8 million directly assigned and $3.5 million allocated by Corporate Services) and WPL recognized $3.4 million ($0.7 million directly assigned and $2.7 million allocated by Corporate Services) of additional benefits costs in 2011 related to these benefits. Refer to Note 16(c) for additional information regarding the Cash Balance Plan.

(f)	Settlement losses related to payments made to retired executives of Alliant Energy.

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and other postretirement benefits costs (credits) associated with Corporate Services employees. Such costs (credits) are allocated to IPL and WPL based on labor costs of plan participants. The following table includes the allocated qualified and non-qualified pension and other postretirement benefits costs (credits) associated with Corporate Services employees providing services to IPL and WPL (in millions):

	Pension Benefits Costs (a)			Other Postretirement Benefits Costs (Credits)
	2013	2012	2011	2013	2012	2011
IPL	$4.8	$4.9	$5.8	($0.3)	$0.1	$0.3
WPL	3.6	3.6	4.2	(0.2)	0.1	0.2

(a)
Refer to IPL’s and WPL’s “Net Periodic Benefit Costs (Credits)” tables above for additional benefits costs related to the Cash Balance Plan allocated to IPL and WPL by Corporate Services in 2013 and 2011.

The estimated amortization from “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets and AOCL on Alliant Energy’s Consolidated Balance Sheet into net periodic benefit cost in 2014 is as follows (in millions):

	Alliant Energy		IPL		WPL
		Other		Other		Other
	Defined Benefit	Postretirement	Defined Benefit	Postretirement	Defined Benefit	Postretirement
	Pension Plans	Benefits Plans	Pension Plans	Benefits Plans	Pension Plans	Benefits Plans
Actuarial loss	$19.5	$2.4	$8.0	$1.1	$9.2	$1.2
Prior service cost (credit)	—	(11.9)	—	(6.3)	0.3	(3.9)
	$19.5	($9.5)	$8.0	($5.2)	$9.5	($2.7)

Alliant Energy’s, IPL’s and WPL’s net periodic benefit costs are primarily included in “Utility - Other operation and maintenance” in the Consolidated Statements of Income.

Benefit Plan Assets and Obligations - A reconciliation of the funded status of Alliant Energy’s qualified and non-qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on Alliant Energy’s Consolidated Balance Sheets at December 31 was as follows (in millions):

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$1,207.5	$1,081.4	$223.2	$224.2
Service cost	15.7	13.5	6.3	6.9
Interest cost	49.0	51.6	8.5	10.2
Plan participants’ contributions	—	—	2.6	2.7
Additional benefit costs	9.0	0.1	—	—
Actuarial (gain) loss	(94.1)	135.4	(13.2)	(1.6)
Gross benefits paid	(73.7)	(74.5)	(18.7)	(19.2)
Net projected benefit obligation at December 31	1,113.4	1,207.5	208.7	223.2
Change in plan assets:
Fair value of plan assets at January 1	965.6	897.4	123.1	120.4
Actual return on plan assets	128.5	126.9	14.4	14.3
Employer contributions	2.5	15.8	3.5	4.9
Plan participants’ contributions	—	—	2.6	2.7
Gross benefits paid	(73.7)	(74.5)	(18.7)	(19.2)
Fair value of plan assets at December 31	1,022.9	965.6	124.9	123.1
Under funded status at December 31	($90.5)	($241.9)	($83.8)	($100.1)

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$14.5	$3.5
Other current liabilities	(2.4)	(2.4)	(4.8)	(2.8)
Pension and other benefit obligations	(88.1)	(239.5)	(93.5)	(100.8)
Net amount recognized at December 31	($90.5)	($241.9)	($83.8)	($100.1)
Amounts recognized in Regulatory Assets, Regulatory Liabilities and AOCL consist of (a):
Net actuarial loss	$348.6	$533.4	$38.1	$62.1
Prior service credit	(7.4)	(7.2)	(28.6)	(40.5)
	$341.2	$526.2	$9.5	$21.6

(a)
Refer to Note 2 and Alliant Energy’s Consolidated Statements of Common Equity for amounts recognized in “Regulatory assets” and “AOCL,” respectively, on Alliant Energy’s Consolidated Balance Sheets. At December 31, 2013 and 2012, $5.1 million and $2.7 million, respectively, of regulatory liabilities were recognized related to Alliant Energy’s other postretirement benefits plans.

In the “IPL” and “WPL” tables below, the defined benefit pension plans amounts represent those respective amounts for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans.

A reconciliation of the funded status of IPL’s qualified and non-qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on IPL’s Consolidated Balance Sheets at December 31 was as follows (in millions):

IPL	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$559.2	$499.9	$96.0	$97.5
Service cost	8.6	7.5	2.9	3.0
Interest cost	22.9	24.1	3.6	4.4
Plan participants’ contributions	—	—	0.9	0.9
Additional benefit costs	2.6	—	—	—
Actuarial (gain) loss	(44.3)	56.1	(7.0)	(1.4)
Gross benefits paid	(35.0)	(28.4)	(8.6)	(8.4)
Net projected benefit obligation at December 31	514.0	559.2	87.8	96.0
Change in plan assets:
Fair value of plan assets at January 1	458.8	426.1	78.8	74.7
Actual return on plan assets	61.2	60.4	10.0	9.4
Employer contributions	0.9	0.7	0.1	2.2
Plan participants’ contributions	—	—	0.9	0.9
Gross benefits paid	(35.0)	(28.4)	(8.6)	(8.4)
Fair value of plan assets at December 31	485.9	458.8	81.2	78.8
Under funded status at December 31	($28.1)	($100.4)	($6.6)	($17.2)

IPL	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$8.8	$—
Other current liabilities	(0.8)	(0.8)	—	—
Pension and other benefit obligations	(27.3)	(99.6)	(15.4)	(17.2)
Net amount recognized at December 31	($28.1)	($100.4)	($6.6)	($17.2)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (a):
Net actuarial loss	$146.1	$231.6	$18.2	$32.0
Prior service credit	(2.6)	(2.5)	(15.0)	(21.3)
	$143.5	$229.1	$3.2	$10.7

(a)
Refer to Note 2 for amounts recognized in “Regulatory assets” on IPL’s Consolidated Balance Sheets. At December 31, 2013 and 2012, $1.0 million and $1.4 million, respectively, of regulatory liabilities were recognized related to IPL’s other postretirement benefits plans.

A reconciliation of the funded status of WPL’s qualified and non-qualified defined benefit pension and other postretirement benefits plans to the amounts recognized on WPL’s Consolidated Balance Sheets at December 31 was as follows (in millions):

WPL	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Net projected benefit obligation at January 1	$506.7	$447.7	$89.1	$89.6
Service cost	5.9	5.2	2.5	2.7
Interest cost	20.7	21.6	3.4	4.1
Plan participants’ contributions	—	—	1.2	1.2
Additional benefit costs	0.6	0.1	—	—
Actuarial (gain) loss	(41.1)	57.9	(3.0)	0.3
Gross benefits paid	(32.0)	(25.8)	(7.6)	(8.8)
Net projected benefit obligation at December 31	460.8	506.7	85.6	89.1
Change in plan assets:
Fair value of plan assets at January 1	415.4	386.6	22.3	25.1
Actual return on plan assets	55.2	54.5	2.5	2.5
Employer contributions	0.2	0.1	3.3	2.3
Plan participants’ contributions	—	—	1.2	1.2
Gross benefits paid	(32.0)	(25.8)	(7.6)	(8.8)
Fair value of plan assets at December 31	438.8	415.4	21.7	22.3
Under funded status at December 31	($22.0)	($91.3)	($63.9)	($66.8)

WPL	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Amounts recognized on the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$5.8	$3.5
Other current liabilities	(0.2)	(0.2)	(4.8)	(2.8)
Pension and other benefit obligations	(21.8)	(91.1)	(64.9)	(67.5)
Net amount recognized at December 31	($22.0)	($91.3)	($63.9)	($66.8)
Amounts recognized in Regulatory Assets and Regulatory Liabilities consist of (a):
Net actuarial loss	$152.2	$233.7	$18.3	$24.3
Prior service credit	(0.7)	(0.4)	(9.5)	(13.4)
	$151.5	$233.3	$8.8	$10.9

(a)
Refer to Note 2 for amounts recognized in “Regulatory assets” on WPL’s Consolidated Balance Sheets. At December 31, 2013 and 2012, $1.1 million and $0.2 million, respectively, of regulatory liabilities were recognized related to WPL’s other postretirement benefits plans.

Included in the following tables are accumulated benefit obligations, aggregate amounts applicable to defined benefit pension and other postretirement benefits plans with accumulated benefit obligations in excess of plan assets, as well as defined benefit pension plans with projected benefit obligations in excess of plan assets as of the December 31 measurement date (in millions):

Alliant Energy	Defined Benefit		Other Postretirement
	Pension Plans		Benefits Plans
	2013	2012	2013	2012
Accumulated benefit obligations	$1,071.7	$1,155.5	$208.7	$223.2
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	406.5	1,155.5	208.7	223.2
Fair value of plan assets	347.6	965.6	124.9	123.1
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	1,113.4	1,207.5	N/A	N/A
Fair value of plan assets	1,022.9	965.6	N/A	N/A

IPL	Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2013	2012	2013	2012
Accumulated benefit obligations	$491.5	$530.4	$87.8	$96.0
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	159.3	530.4	87.8	96.0
Fair value of plan assets	144.6	458.8	81.2	78.8
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	514.0	559.2	N/A	N/A
Fair value of plan assets	485.9	458.8	N/A	N/A

WPL	Defined Benefit		Other Postretirement
	Pension Plan		Benefits Plans
	2013	2012	2013	2012
Accumulated benefit obligations	$446.7	$490.2	$85.6	$89.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	115.6	490.2	85.6	89.1
Fair value of plan assets	106.8	415.4	21.7	22.3
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	460.8	506.7	N/A	N/A
Fair value of plan assets	438.8	415.4	N/A	N/A

In addition to the amounts recognized in “Regulatory assets and regulatory liabilities” in the above tables for IPL and WPL, “Regulatory assets” and “Regulatory liabilities” were recognized for amounts associated with Corporate Services employees participating in other Alliant Energy sponsored benefit plans that were allocated to IPL and WPL at December 31 as follows (in millions):

	IPL		WPL
	2013	2012	2013	2012
Regulatory assets	$26.5	$38.1	$19.8	$25.5
Regulatory liabilities	1.7	0.6	1.3	0.4

Estimated Future Employer Contributions and Benefit Payments - Estimated funding for the qualified and non-qualified defined benefit pension and other postretirement benefits plans for 2014 is as follows (in millions):

	Alliant Energy	IPL	WPL
Defined benefit pension plans (a)	$2.4	$0.7	$0.2
Other postretirement benefits plans	5.1	—	5.0

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

Expected benefit payments for the qualified and non-qualified defined benefit plans, which reflect expected future service, as appropriate, are as follows (in millions):

Alliant Energy	2014	2015	2016	2017	2018	2019 - 2023
Defined benefit pension benefits	$71.2	$68.0	$66.3	$67.8	$71.2	$378.6
Other postretirement benefits	17.0	16.7	16.3	16.3	16.7	83.5
	$88.2	$84.7	$82.6	$84.1	$87.9	$462.1

IPL	2014	2015	2016	2017	2018	2019 - 2023
Defined benefit pension benefits	$32.2	$29.9	$31.3	$32.8	$34.4	$180.4
Other postretirement benefits	7.7	7.3	7.1	7.0	7.2	35.4
	$39.9	$37.2	$38.4	$39.8	$41.6	$215.8

WPL	2014	2015	2016	2017	2018	2019 - 2023
Defined benefit pension benefits	$26.4	$27.2	$27.1	$28.3	$29.4	$155.8
Other postretirement benefits	6.9	7.0	6.7	6.7	6.9	33.9
	$33.3	$34.2	$33.8	$35.0	$36.3	$189.7

Investment Policy and Strategy for Plan Assets - Alliant Energy’s, IPL’s and WPL’s investment policies and their strategies employed with respect to assets of defined benefit pension and other postretirement benefits plans are to combine both preservation of principal and prudent and reasonable risk-taking to protect the integrity of plan assets, in order to meet the obligations to plan participants while minimizing benefit costs over the long term. It is recognized that risk and volatility are present with all types of investments. However, risk is mitigated at the total fund level through diversification by asset class including U.S. and international equity and fixed income exposure, global asset and risk parity strategies, the number of individual investments, and sector and industry limits. Global asset and risk parity strategies include investments in global equity, global debt, commodities and currencies.

Defined Benefit Pension Plans Assets - For assets of defined benefit pension plans, the mix among asset classes is controlled by asset allocation targets. Historical performance results and future expectations suggest that equity securities will provide higher total investment returns than debt securities over a long-term investment horizon. Consistent with the goals of meeting obligations to plan participants and minimizing benefit costs over the long-term, the defined benefit pension plans have a long-term investment posture more heavily weighted towards equity holdings. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Alliant Energy, IPL and WPL also use an overlay management service to help maintain target allocations and liquidity needs. The overlay manager is authorized to use derivative financial instruments to facilitate this service. For separately managed accounts, prohibited investment vehicles include, but may not be limited to, direct ownership of real estate, margin trading, oil and gas limited partnerships and securities of the managers’ firms or affiliate firms. At December 31, 2013, the current target ranges and actual allocations for Alliant Energy’s, IPL’s and WPL’s defined benefit pension plan assets were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	—%	-	5%	3%
Equity securities:
U.S. large cap core	8%	-	18%	13%
U.S. large cap value	2.5%	-	12.5%	7%
U.S. large cap growth	2.5%	-	12.5%	8%
U.S. small cap value	—%	-	4%	2%
U.S. small cap growth	—%	-	4%	2%
International - developed markets	7%	-	19%	13%
International - emerging markets	—%	-	10%	5%
Global asset allocation securities	5%	-	15%	10%
Risk parity allocation securities	5%	-	15%	9%
Fixed income securities	20%	-	40%	28%

Other Postretirement Benefits Plans Assets - Other postretirement benefits plans assets are comprised of specific assets within certain defined benefit pension plans (401(h) assets) as well as assets held in VEBA trusts. The investment policy and strategy of the 401(h) assets mirrors those of the defined benefit pension plans, which are discussed above. For VEBA trusts with assets greater than $5 million, the mix among asset classes is controlled by allocation targets. The asset allocation is monitored regularly and appropriate steps are taken as needed to rebalance the assets within the prescribed ranges. Mutual funds are used to achieve the desired diversification. At December 31, 2013, the current target ranges and actual allocations for Alliant Energy’s, IPL’s and WPL’s VEBA trusts with assets greater than $5 million were as follows:

	Target Range			Actual
	Allocation			Allocation
Cash and equivalents	—%	-	5%	1%
Equity securities:
Domestic	25%	-	45%	37%
International	10%	-	20%	15%
Global asset allocation securities	20%	-	40%	28%
Fixed income securities	10%	-	30%	19%

Securities Lending Program - In 2013, Alliant Energy, IPL and WPL terminated their securities lending program with a third party agent. The program allowed the agent to lend certain securities from their defined benefit pension and other postretirement benefits plans to selected entities against receipt of collateral (in the form of cash, government and agency securities or letters of credit) as provided for and determined in accordance with its securities lending agency agreement. Refer to “Fair Value Measurements” below for details of fair value of invested collateral and amounts due to borrowers for the securities lending program at December 31, 2012.

Fair Value Measurements - The following tables report a framework for measuring fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. Alliant Energy’s, IPL’s and WPL’s investments in securities held in registered investment companies and directly held equity securities are valued at the closing price reported in the active market in which the securities are traded.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Alliant Energy’s, IPL’s and WPL’s investments in corporate bonds and government and agency obligations are valued at the closing price reported in the active market for similar assets in which the individual securities are traded or based on yields currently available on comparable securities of issuers with similar credit ratings. Alliant Energy’s, IPL’s and WPL’s investments in common/collective trusts are valued at the net asset value of shares held by the plans, which is based on the fair market value of the underlying investments in the common/collective trusts. Level 2 plan assets at December 31, 2012 also consisted of asset-backed securities within their securities lending invested collateral.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. At December 31, 2012, Alliant Energy’s, IPL’s and WPL’s Level 3 plan assets included certain asset-backed securities and corporate bonds within their securities lending invested collateral.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Alliant Energy, IPL and WPL believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

At December 31, the fair values of Alliant Energy’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$32.6	$—	$32.6	$—	$43.9	$—	$43.9	$—
Equity securities:
U.S. large cap core	134.1	134.1	—	—	129.0	129.0	—	—
U.S. large cap value	77.0	—	77.0	—	107.9	—	107.9	—
U.S. large cap growth	77.4	—	77.4	—	105.8	—	105.8	—
U.S. small cap value	20.7	—	20.7	—	30.4	—	30.4	—
U.S. small cap growth	20.8	20.8	—	—	25.0	25.0	—	—
International - developed markets	136.3	68.0	68.3	—	153.7	80.3	73.4	—
International - emerging markets	48.4	48.4	—	—	38.5	38.5	—	—
Global asset allocation securities	99.1	56.7	42.4	—	94.5	56.3	38.2	—
Risk parity allocation securities	96.1	—	96.1	—	—	—	—	—
Fixed income securities:
Corporate bonds	29.2	—	29.2	—	30.7	—	30.7	—
Government and agency obligations	49.1	—	49.1	—	49.2	—	49.2	—
Fixed income funds	202.2	0.2	202.0	—	162.6	0.2	162.4	—
Securities lending invested collateral	—	—	—	—	4.4	—	2.9	1.5
	1,023.0	$328.2	$694.8	$—	975.6	$329.3	$644.8	$1.5
Accrued investment income	0.7				0.6
Due to brokers, net (pending trades with brokers)	(0.8)				(1.5)
Due to borrowers for securities lending program	—				(9.1)
Total pension plan assets	$1,022.9				$965.6

At December 31, the fair values of IPL’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$15.4	$—	$15.4	$—	$20.8	$—	$20.8	$—
Equity securities:
U.S. large cap core	63.7	63.7	—	—	61.3	61.3	—	—
U.S. large cap value	36.6	—	36.6	—	51.3	—	51.3	—
U.S. large cap growth	36.8	—	36.8	—	50.3	—	50.3	—
U.S. small cap value	9.8	—	9.8	—	14.4	—	14.4	—
U.S. small cap growth	9.9	9.9	—	—	11.9	11.9	—	—
International - developed markets	64.8	32.3	32.5	—	73.0	38.2	34.8	—
International - emerging markets	23.0	23.0	—	—	18.3	18.3	—	—
Global asset allocation securities	47.1	27.0	20.1	—	44.9	26.7	18.2	—
Risk parity allocation securities	45.7	—	45.7	—	—	—	—	—
Fixed income securities:
Corporate bonds	13.9	—	13.9	—	14.6	—	14.6	—
Government and agency obligations	23.3	—	23.3	—	23.4	—	23.4	—
Fixed income funds	96.1	0.1	96.0	—	77.3	0.1	77.2	—
Securities lending invested collateral	—	—	—	—	2.1	—	1.4	0.7
	486.1	$156.0	$330.1	$—	463.6	$156.5	$306.4	$0.7
Accrued investment income	0.2				0.3
Due to brokers, net (pending trades with brokers)	(0.4)				(0.8)
Due to borrowers for securities lending program	—				(4.3)
Total pension plan assets	$485.9				$458.8

At December 31, the fair values of WPL’s qualified and non-qualified defined benefit pension plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$14.0	$—	$14.0	$—	$18.9	$—	$18.9	$—
Equity securities:
U.S. large cap core	57.5	57.5	—	—	55.5	55.5	—	—
U.S. large cap value	33.1	—	33.1	—	46.4	—	46.4	—
U.S. large cap growth	33.2	—	33.2	—	45.5	—	45.5	—
U.S. small cap value	8.9	—	8.9	—	13.1	—	13.1	—
U.S. small cap growth	8.9	8.9	—	—	10.8	10.8	—	—
International - developed markets	58.5	29.2	29.3	—	66.1	34.5	31.6	—
International - emerging markets	20.8	20.8	—	—	16.6	16.6	—	—
Global asset allocation securities	42.5	24.3	18.2	—	40.6	24.2	16.4	—
Risk parity allocation securities	41.2	—	41.2	—	—	—	—	—
Fixed income securities:
Corporate bonds	12.5	—	12.5	—	13.2	—	13.2	—
Government and agency obligations	21.0	—	21.0	—	21.2	—	21.2	—
Fixed income funds	86.8	0.1	86.7	—	70.0	0.1	69.9	—
Securities lending invested collateral	—	—	—	—	1.9	—	1.2	0.7
	438.9	$140.8	$298.1	$—	419.8	$141.7	$277.4	$0.7
Accrued investment income	0.2				0.2
Due to brokers, net (pending trades with brokers)	(0.3)				(0.7)
Due to borrowers for securities lending program	—				(3.9)
Total pension plan assets	$438.8				$415.4

At December 31, the fair values of Alliant Energy’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$3.9	$—	$3.9	$—	$8.4	$—	$8.4	$—
Equity securities:
U.S. blend	36.8	36.8	—	—	32.9	32.9	—	—
U.S. large cap core	2.9	2.9	—	—	2.8	2.8	—	—
U.S. large cap value	1.7	—	1.7	—	2.4	—	2.4	—
U.S. large cap growth	1.7	—	1.7	—	2.3	—	2.3	—
U.S. small cap value	0.5	—	0.5	—	0.7	—	0.7	—
U.S. small cap growth	0.5	0.5	—	—	0.6	0.6	—	—
International - blend	15.4	15.4	—	—	14.3	14.3	—	—
International - developed markets	3.0	1.5	1.5	—	3.4	1.8	1.6	—
International - emerging markets	1.1	1.1	—	—	0.8	0.8	—	—
Global asset allocation securities	30.4	29.5	0.9	—	30.4	29.6	0.8	—
Risk parity allocation securities	2.1	—	2.1	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.6	—	0.6	—	0.7	—	0.7	—
Government and agency obligations	1.1	—	1.1	—	1.1	—	1.1	—
Fixed income funds	23.2	18.8	4.4	—	22.4	18.8	3.6	—
Securities lending invested collateral	—	—	—	—	0.1	—	0.1	—
	124.9	$106.5	$18.4	$—	123.3	$101.6	$21.7	$—
Due to borrowers for securities lending program	—				(0.2)
Total other postretirement benefits plan assets	$124.9				$123.1

At December 31, the fair values of IPL’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.5	$—	$1.5	$—	$3.3	$—	$3.3	$—
Equity securities:
U.S. blend	27.8	27.8	—	—	24.3	24.3	—	—
U.S. large cap core	0.7	0.7	—	—	0.8	0.8	—	—
U.S. large cap value	0.4	—	0.4	—	0.7	—	0.7	—
U.S. large cap growth	0.4	—	0.4	—	0.7	—	0.7	—
U.S. small cap value	0.1	—	0.1	—	0.2	—	0.2	—
U.S. small cap growth	0.1	0.1	—	—	0.2	0.2	—	—
International - blend	11.6	11.6	—	—	10.6	10.6	—	—
International - developed markets	0.8	0.4	0.4	—	1.0	0.5	0.5	—
International - emerging markets	0.3	0.3	—	—	0.2	0.2	—	—
Global asset allocation securities	21.6	21.4	0.2	—	21.5	21.3	0.2	—
Risk parity allocation securities	0.5	—	0.5	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.1	—	0.1	—	0.2	—	0.2	—
Government and agency obligations	0.3	—	0.3	—	0.3	—	0.3	—
Fixed income funds	15.0	13.9	1.1	—	14.9	13.9	1.0	—
Securities lending invested collateral	—	—	—	—	—	—	—	—
	81.2	$76.2	$5.0	$—	78.9	$71.8	$7.1	$—
Due to borrowers for securities lending program	—				(0.1)
Total other postretirement benefits plan assets	$81.2				$78.8

At December 31, the fair values of WPL’s other postretirement benefits plans assets by asset category and fair value hierarchy level were as follows (in millions):

	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Cash and equivalents	$1.4	$—	$1.4	$—	$3.9	$—	$3.9	$—
Equity securities:
U.S. blend	3.6	3.6	—	—	3.1	3.1	—	—
U.S. large cap core	1.5	1.5	—	—	1.3	1.3	—	—
U.S. large cap value	0.8	—	0.8	—	1.2	—	1.2	—
U.S. large cap growth	0.8	—	0.8	—	1.1	—	1.1	—
U.S. small cap value	0.2	—	0.2	—	0.3	—	0.3	—
U.S. small cap growth	0.2	0.2	—	—	0.3	0.3	—	—
International - blend	1.5	1.5	—	—	1.3	1.3	—	—
International - developed markets	1.5	0.7	0.8	—	1.6	0.8	0.8	—
International - emerging markets	0.5	0.5	—	—	0.4	0.4	—	—
Global asset allocation securities	3.8	3.3	0.5	—	3.6	3.2	0.4	—
Risk parity allocation securities	1.1	—	1.1	—	—	—	—	—
Fixed income securities:
Corporate bonds	0.3	—	0.3	—	0.3	—	0.3	—
Government and agency obligations	0.5	—	0.5	—	0.5	—	0.5	—
Fixed income funds	4.0	1.8	2.2	—	3.5	1.8	1.7	—
Securities lending invested collateral	—	—	—	—	—	—	—	—
	21.7	$13.1	$8.6	$—	22.4	$12.2	$10.2	$—
Due to borrowers for securities lending program	—				(0.1)
Total other postretirement benefits plan assets	$21.7				$22.3

For the various defined benefit pension and other postretirement benefits plans, Alliant Energy common stock represented less than 1% of assets held in the plans at December 31, 2013 and 2012.

Cash Balance Plan - Alliant Energy’s defined benefit pension plans include the Cash Balance Plan, which provides benefits for certain non-bargaining unit employees. The Cash Balance Plan has been closed to new hires since 2005. Effective 2008, Alliant Energy amended the Cash Balance Plan by discontinuing additional contributions into employees’ Cash Balance Plan accounts and increased its level of contributions to its 401(k) Savings Plan. In 2009, Alliant Energy amended the Cash Balance Plan by changing participants’ future interest credit formula to use the annual change in the consumer price index. This amendment provides participants an interest crediting rate that is 3% more than the annual change in the consumer price index. Refer to Note 16(c) for discussion of a class-action lawsuit filed against the Cash Balance Plan in 2008.

401(k) Savings Plans - A significant number of Alliant Energy, IPL and WPL employees participate in defined contribution retirement plans (401(k) savings plans). Alliant Energy common stock represented 11.3% and 12.5% of total assets held in 401(k) savings plans at December 31, 2013 and 2012, respectively. Costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy			IPL (a)			WPL (a)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
401(k) costs	$19.2	$18.5	$18.4	$9.9	$9.6	$9.2	$8.5	$8.1	$8.4

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - In 2010, Alliant Energy’s shareowners approved the OIP, which permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and performance-based cash awards to key employees. At December 31, 2013, performance shares and restricted stock were outstanding and 4.1 million shares of Alliant Energy’s common stock remained available for grants under the OIP. Alliant Energy satisfies payouts related to equity awards under the OIP through the issuance of new shares of its common stock. Alliant Energy also has the DLIP, which permits the grant of long-term performance-based awards, including performance units and restricted cash awards to certain key employees. At December 31, 2013, performance units and performance contingent cash awards were outstanding under the DLIP. There is no limit to the number of grants that can be made under the DLIP and Alliant Energy satisfies all payouts under the DLIP through cash payments.

A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards was as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Compensation expense	$12.0	$6.9	$10.1	$6.2	$3.6	$5.5	$5.2	$3.0	$4.1
Income tax benefits	4.8	2.8	4.0	2.5	1.5	2.2	2.1	1.2	1.7

As of December 31, 2013, total unrecognized compensation cost related to share-based compensation awards was $5.4 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the Consolidated Statements of Income.

Performance Shares and Units - Payouts of performance shares and units to key employees are contingent upon achievement over 3-year periods of specified performance criteria, which currently include metrics of total shareowner return relative to investor-owned utility peer groups. Payouts of nonvested performance shares and units issued in 2012 and after are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these performance shares and units to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Payouts of nonvested performance shares and units issued prior to 2012 are prorated at retirement, death, disability or involuntary termination without cause based on time worked during the full or entire performance period and achievement of the performance criteria. Participants’ nonvested performance shares and units are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Nonvested performance shares and units do not have non-forfeitable rights to dividends when dividends are paid to common shareowners. Alliant Energy assumes it will make future payouts of its performance shares and units in cash; therefore, performance shares and units are accounted for as liability awards.

Performance Shares - Performance shares can be paid out in shares of Alliant Energy’s common stock, cash or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance shares activity was as follows:

	2013	2012	2011
	Shares (a)	Shares (a)	Shares (a)
Nonvested shares, January 1	145,277	236,979	234,518
Granted	49,093	45,612	64,217
Vested (b)	(54,430)	(111,980)	(57,838)
Forfeited (c)	—	(25,334)	(3,918)
Nonvested shares, December 31	139,940	145,277	236,979

(a)
Share amounts represent the target number of performance shares. Each performance share’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. The actual number of shares that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of shares.

(b)
In 2013, 54,430 performance shares granted in 2010 vested at 197.5% of the target, resulting in payouts valued at $4.8 million, which consisted of a combination of cash and common stock (4,177 shares). In 2012, 111,980 performance shares granted in 2009 vested at 162.5% of the target, resulting in payouts valued at $8.0 million, which consisted of a combination of cash and common stock (6,399 shares). In 2011, 57,838 performance shares granted in 2008 vested at 75% of the target, resulting in payouts valued at $1.6 million, which consisted of a combination of cash and common stock (1,387 shares).

(c)	Forfeitures were primarily caused by retirements and voluntary terminations of participants.

Performance Units - Performance units must be paid out in cash and are adjusted by a performance multiplier, which ranges from zero to 200% based on the performance criteria. A summary of the performance unit activity was as follows:

	2013	2012	2011
	Units (a)	Units (a)	Units (a)
Nonvested units, January 1	64,969	42,996	23,128
Granted	22,201	24,686	23,975
Vested (b)	(19,760)	—	—
Forfeited	(1,498)	(2,713)	(4,107)
Nonvested units, December 31	65,912	64,969	42,996

(a)
Unit amounts represent the target number of performance units. Each performance unit’s value is based on the average price of one share of Alliant Energy’s common stock on the grant date of the award. The actual payout for performance units is dependent upon actual performance and may range from zero to 200% of the target number of units.

(b)	In 2013, 19,760 performance units granted in 2010 vested at 197.5% of the target, resulting in cash payouts valued at $1.3 million.

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at December 31, 2013, by year of grant, were as follows:

	Performance Shares			Performance Units
	2013 Grant	2012 Grant	2011 Grant	2013 Grant	2012 Grant	2011 Grant
Nonvested awards	49,093	45,612	45,235	21,935	23,226	20,751
Alliant Energy common stock closing price on December 31, 2013	$51.60	$51.60	$51.60
Alliant Energy common stock average price on grant date				$47.58	$43.05	$38.75
Estimated payout percentage based on performance criteria	110%	109%	148%	110%	109%	148%
Fair values of each nonvested award	$56.76	$56.24	$76.11	$52.34	$46.92	$57.16

At December 31, 2013, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance-contingent Restricted Stock - Vesting of performance-contingent restricted stock grants are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, these restricted stock grants are forfeited. Payouts of nonvested performance-contingent restricted stock issued in 2012 and after are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of this performance-contingent restricted stock to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Nonvested shares of performance-contingent restricted stock issued prior to 2012 are prorated at retirement based on time worked during the full or entire performance period and vest only if and when the performance criteria are met. Participants’ nonvested performance-contingent restricted stock is forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. The fair value of performance-contingent restricted stock is based on the average market price at the grant date. A summary of the performance-contingent restricted stock activity was as follows:

	2013		2012		2011
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	211,651	$32.42	301,738	$32.60	296,190	$32.32
Granted	49,093	47.58	45,612	43.05	64,217	38.75
Vested (a)	—	—	(65,172)	32.56	(53,274)	37.93
Forfeited (b)	(101,822)	23.67	(70,527)	39.93	(5,395)	38.00
Nonvested shares, December 31	158,922	42.71	211,651	32.42	301,738	32.60

(a)	In 2012 and 2011, 65,172 and 53,274 performance-contingent restricted shares granted in 2010 and 2007, respectively, vested because the specified performance criteria for such shares were met.

(b)
In 2013 and 2012, 101,822 and 65,516 performance-contingent restricted shares granted in 2009 and 2008, respectively, were forfeited because the specified performance criteria for such shares were not met. The remaining forfeitures during 2012 and 2011 were primarily caused by retirements and terminations of participants.

Time-based Restricted Stock - At December 31, 2013, the amount of nonvested shares of time-based restricted stock was not material.

Performance Contingent Cash Awards - Performance contingent cash award payouts to key employees are based on the achievement of certain performance targets (currently specified growth of consolidated income from continuing operations). If performance targets are not met within the performance period, which currently ranges from two to four years, there are no payouts for these awards. Payouts of nonvested awards issued in 2012 and after are prorated at retirement, death or disability based on time worked during the first year of the performance period and achievement of the performance criteria. Upon achievement of the performance criteria, payouts of these awards to participants who terminate employment after the first year of the performance period due to retirement, death or disability are not prorated. Nonvested awards issued prior to 2012 are prorated at retirement based on time worked during the full or entire performance period and achievement of the performance criteria. Participants’ nonvested awards are forfeited if the participant voluntarily leaves Alliant Energy or is terminated for cause. Each performance contingent cash award’s value is based on the price of one share of Alliant Energy’s common stock at the end of the performance period. Alliant Energy accounts for performance contingent cash awards as liability awards because payouts will be made in the form of cash. A summary of the performance contingent cash awards activity was as follows:

	2013	2012	2011
	Awards	Awards	Awards
Nonvested awards, January 1	59,639	46,676	23,428
Granted	39,530	36,936	23,975
Vested (a)	—	(21,605)	—
Forfeited	(2,192)	(2,368)	(727)
Nonvested awards, December 31	96,977	59,639	46,676

(a)	In 2012, 21,605 performance contingent cash awards granted in 2010 vested, resulting in cash payouts valued at $0.9 million.

Non-qualified Stock Options - Alliant Energy has not granted any options since 2004. In 2013, the last of the outstanding options were exercised, resulting in no options outstanding at December 31, 2013.

(c) Deferred Compensation Plan - Alliant Energy maintains a DCP under which key employees may defer up to 100% of base salary and performance-based compensation and directors may elect to defer all or part of their retainer and committee fees. Key employees who have made the maximum allowed contribution to the Alliant Energy 401(k) Savings Plan may receive an additional credit to the DCP. Key employees and directors may elect to have their deferrals credited to a company stock account, an interest account or equity accounts based on certain benchmark funds.

Company Stock Accounts - The DCP does not permit diversification of deferrals credited to the company stock account and all distributions from participants’ company stock accounts are made in the form of shares of Alliant Energy common stock. The deferred compensation obligations for participants’ company stock accounts are recorded in “Additional paid-in capital” and the shares of Alliant Energy common stock held in a rabbi trust to satisfy this obligation are recorded in “Shares in deferred compensation trust” on Alliant Energy’s Consolidated Balance Sheets. At December 31, the carrying value of the deferred compensation obligation for the company stock accounts and the shares in the deferred compensation trust based on the historical value of the shares of Alliant Energy common stock contributed to the rabbi trust, and the fair market value of the shares held in the rabbi trust were as follows (in millions):

	2013	2012
Carrying value	$8.0	$7.3
Fair market value	11.7	9.5

Interest and Equity Accounts - Distributions from participants’ interest and equity accounts are in the form of cash payments. The deferred compensation obligations for participants’ interest and equity accounts are recorded in “Pension and other benefit obligations” on Alliant Energy’s and IPL’s Consolidated Balance Sheets. At December 31, the carrying value of Alliant Energy’s and IPL’s deferred compensation obligations for participants’ interest and equity accounts, which approximates fair market value, was as follows (in millions):

	Alliant Energy		IPL
	2013	2012	2013	2012
Carrying value	$15.9	$16.3	$5.2	$5.0

(13) ASSET RETIREMENT OBLIGATIONS
AROs recognized by Alliant Energy, IPL and WPL relate to legal obligations for the removal, closure or dismantlement of several assets including, but not limited to, wind projects, certain ash ponds, certain coal yards, active ash landfills and above ground storage tanks. Alliant Energy’s, IPL’s and WPL’s recognized AROs also include legal obligations for the management and final disposition of asbestos and polychlorinated biphenyls. Alliant Energy’s, IPL’s and WPL’s AROs are recorded in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets. Refer to Note 2 for information regarding regulatory assets related to AROs. A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Balance, January 1	$101.5	$91.1	$45.5	$56.2	$46.9	$34.9
Revisions in estimated cash flows (a)	5.6	(6.4)	0.1	(9.2)	5.5	2.8
Liabilities settled	(2.3)	(3.4)	(0.6)	(3.3)	(1.7)	(0.1)
Liabilities incurred (b)	1.2	16.8	1.2	—	—	7.7
Accretion expense	3.7	3.4	1.7	1.8	1.7	1.6
Balance, December 31	$109.7	$101.5	$47.9	$45.5	$52.4	$46.9

(a)	In 2012, IPL recorded revisions in estimated cash flows of ($8.2) million based on revised remediation timing and cost information for asbestos remediation at Sixth Street.

(b)	In 2012, Resources recorded AROs of $9.1 million related to its Franklin County wind project and WPL recorded AROs of $7.6 million related to Nelson Dewey.

In addition, certain of Alliant Energy’s, IPL’s and WPL’s AROs related to EGU assets have not been recognized. Due to an indeterminate remediation date, the fair values of the AROs for these assets cannot be currently estimated. A liability for these AROs will be recorded when fair value is determinable. Removal costs of these facilities are being recovered in rates and are recorded in regulatory liabilities.

(14) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of Alliant Energy’s, IPL’s and WPL’s current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments at December 31 were as follows (in millions):

	Alliant Energy		IPL		WPL
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2013
Assets:
Derivative assets (Note 15)	$26.7	$26.7	$21.1	$21.1	$5.6	$5.6
Deferred proceeds (sales of receivables) (Note 5(a))	203.5	203.5	203.5	203.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	3,336.3	3,712.3	1,558.4	1,726.4	1,332.1	1,532.9
Cumulative preferred stock (Note 8)	200.0	167.0	200.0	167.0	—	—
Derivative liabilities (Note 15)	20.8	20.8	5.2	5.2	15.6	15.6
2012
Assets:
Derivative assets (Note 15)	26.2	26.2	17.5	17.5	8.7	8.7
Deferred proceeds (sales of receivables) (Note 5(a))	66.8	66.8	66.8	66.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 9(b))	3,138.1	3,860.5	1,359.5	1,679.9	1,331.5	1,713.3
Cumulative preferred stock (Note 8)	205.1	212.6	145.1	151.8	60.0	60.8
Derivative liabilities (Note 15)	40.4	40.4	16.1	16.1	24.3	24.3

Valuation Hierarchy - Fair value measurement accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy and examples of each are as follows:

Level 1 - Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2013, Level 1 items included IPL’s 5.1% cumulative preferred stock. As of December 31, 2012, Level 1 items included IPL’s 8.375% cumulative preferred stock and WPL’s 4.50% cumulative preferred stock.

Level 2 - Pricing inputs are quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active as of the reporting date. As of December 31, 2013 and 2012, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts and substantially all of the long-term debt instruments. Level 2 items as of December 31, 2012 also included the remainder of WPL’s cumulative preferred stock.

Level 3 - Pricing inputs are unobservable inputs for assets or liabilities for which little or no market data exist and require significant management judgment or estimation. As of December 31, 2013 and 2012, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain non-exchange traded commodity contracts.

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

Valuation Techniques -
Derivative assets and derivative liabilities - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and maintain risk policies that govern the use of such derivative instruments. As of December 31, 2013 and 2012, Alliant Energy’s, IPL’s and WPL’s derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap (IPL and WPL)
Natural gas options (WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contract with volumetric optionality (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

IPL’s and WPL’s swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. IPL and WPL corroborated a portion of these indicative price quotations using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. IPL’s and WPL’s commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. IPL’s and WPL’s swap, option and physical forward commodity contracts were predominately at liquid trading points. IPL’s and WPL’s FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 15 for additional details of derivative assets and derivative liabilities.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 5(a) for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date. Refer to Note 9(b) for additional information regarding long-term debt.

Cumulative preferred stock - As of December 31, 2013, the fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the NYSE. As of December 31, 2012, the fair value of IPL’s 8.375% cumulative preferred stock was based on its closing market price quoted by the NYSE, the fair value of WPL’s 4.50% cumulative preferred stock was based on the closing market price quoted by the NYSE Amex LLC, and the fair value of WPL’s remaining preferred stock was calculated based on the market yield of similar securities. Refer to Note 8 for additional information regarding cumulative preferred stock.

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$26.7	$—	$4.7	$22.0	$26.2	$—	$4.8	$21.4
Deferred proceeds	203.5	—	—	203.5	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt (including current maturities)	3,712.3	—	3,711.8	0.5	3,860.5	—	3,860.0	0.5
Cumulative preferred stock	167.0	167.0	—	—	212.6	162.3	50.3	—
Derivatives - commodity contracts	20.8	—	3.2	17.6	40.4	—	30.9	9.5

IPL	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$21.1	$—	$3.0	$18.1	$17.5	$—	$3.1	$14.4
Deferred proceeds	203.5	—	—	203.5	66.8	—	—	66.8
Capitalization and liabilities:
Long-term debt (including current maturities)	1,726.4	—	1,726.4	—	1,679.9	—	1,679.9	—
Cumulative preferred stock	167.0	167.0	—	—	151.8	151.8	—	—
Derivatives - commodity contracts	5.2	—	1.7	3.5	16.1	—	14.2	1.9

WPL	2013				2012
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$5.6	$—	$1.7	$3.9	$8.7	$—	$1.7	$7.0
Capitalization and liabilities:
Long-term debt (including current maturities)	1,532.9	—	1,532.9	—	1,713.3	—	1,713.3	—
Cumulative preferred stock	—	—	—	—	60.8	10.5	50.3	—
Derivatives - commodity contracts	15.6	—	1.5	14.1	24.3	—	16.7	7.6

Alliant Energy, IPL and WPL generally record gains and losses from IPL’s and WPL’s derivative instruments with offsets to regulatory assets or regulatory liabilities, based on their fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on the Consolidated Balance Sheets.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2013	2012	2013	2012
Beginning balance, January 1	$11.9	($0.9)	$66.8	$53.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(12.7)	(7.6)	—	—
Transfers into Level 3 (b)	0.1	(1.1)	—	—
Transfers out of Level 3 (c)	2.0	8.3	—	—
Purchases	50.9	35.8	—	—
Settlements (d)	(47.8)	(22.6)	136.7	13.1
Ending balance, December 31	$4.4	$11.9	$203.5	$66.8
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31 (a)	($12.7)	($2.6)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
	2013	2012	2013	2012
Beginning balance, January 1	$12.5	$4.3	$66.8	$53.7
Total net losses (realized/unrealized) included in changes in net assets (a)	(4.6)	(3.5)	—	—
Transfers into Level 3 (b)	—	(1.1)	—	—
Transfers out of Level 3 (c)	1.0	2.4	—	—
Purchases	46.1	26.8	—	—
Settlements (d)	(40.4)	(16.4)	136.7	13.1
Ending balance, December 31	$14.6	$12.5	$203.5	$66.8
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at December 31 (a)	($4.6)	$1.5	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
	2013	2012
Beginning balance, January 1	($0.6)	($5.2)
Total net losses (realized/unrealized) included in changes in net assets (a)	(8.1)	(4.1)
Transfers into Level 3 (b)	0.1	—
Transfers out of Level 3 (c)	1.0	5.9
Purchases	4.8	9.0
Settlements	(7.4)	(6.2)
Ending balance, December 31	($10.2)	($0.6)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at December 31 (a)	($8.1)	($4.1)

(a)	Gains and losses related to derivative assets and derivative liabilities are generally recorded in “Regulatory assets” and “Regulatory liabilities” on the Consolidated Balance Sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(d)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - As of December 31, 2013, the fair values of Alliant Energy’s, IPL’s and WPL’s electric, natural gas and coal commodity contracts categorized as Level 3, excluding FTRs, were recognized as net derivative liabilities of $13.9 million, $2.1 million and $11.8 million, respectively. As of December 31, 2013, Alliant Energy’s, IPL’s and WPL’s FTRs categorized as Level 3 were recognized as net derivative assets of $18.3 million, $16.7 million and $1.6 million, respectively.

(15) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Alliant Energy, IPL and WPL periodically use derivative instruments for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 14 for detailed discussion of Alliant Energy’s, IPL’s and WPL’s derivative instruments as of December 31, 2013 and 2012.

Notional Amounts - As of December 31, 2013, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2014	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	5,895	2,717	1,318	1,314	1,314	12,558
FTRs (MWhs)	7,707	—	—	—	—	7,707
Natural gas (Dths)	47,669	8,956	1,639	—	—	58,264
Coal (tons)	1,591	936	955	868	714	5,064
IPL
Electricity (MWhs)	2,159	527	—	—	—	2,686
FTRs (MWhs)	4,923	—	—	—	—	4,923
Natural gas (Dths)	37,535	7,381	1,639	—	—	46,555
Coal (tons)	270	—	216	129	184	799
WPL
Electricity (MWhs)	3,736	2,190	1,318	1,314	1,314	9,872
FTRs (MWhs)	2,784	—	—	—	—	2,784
Natural gas (Dths)	10,134	1,575	—	—	—	11,709
Coal (tons)	1,321	936	739	739	530	4,265

Financial Statement Presentation - Alliant Energy, IPL and WPL record derivative instruments at fair value each reporting date on the balance sheet as assets or liabilities. At December 31, the fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	2013	2012	2013	2012	2013	2012
Current derivative assets	$25.6	$23.5	$20.2	$17.0	$5.4	$6.5
Non-current derivative assets	1.1	2.7	0.9	0.5	0.2	2.2
Current derivative liabilities	6.7	31.1	3.0	14.1	3.7	17.0
Non-current derivative liabilities	14.1	9.3	2.2	2.0	11.9	7.3

Changes in unrealized gains (losses) from commodity derivative instruments not designated as hedging instruments were recorded with offsets to regulatory assets or regulatory liabilities on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy			IPL			WPL
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Regulatory assets	($14.7)	($37.9)	($79.6)	($6.6)	($16.8)	($42.4)	($8.1)	($21.1)	($37.2)
Regulatory liabilities	22.2	20.3	9.3	11.8	13.5	6.4	10.4	6.8	2.9

Net unrealized gains (losses) from commodity contracts during 2013, 2012 and 2011 were primarily due to changes in electricity and natural gas prices during such periods.

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

Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position on December 31, 2013 was $20.8 million, $5.2 million and $15.6 million for Alliant Energy, IPL and WPL, respectively. At December 31, 2013, Alliant Energy, IPL and WPL all had investment-grade credit ratings. If the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered on December 31, 2013, Alliant Energy, IPL and WPL would be required to post $20.8 million, $5.2 million and $15.6 million, respectively, of credit support to their counterparties.

Balance Sheet Offsetting - Alliant Energy, IPL and WPL do not net the fair value amounts of derivative instruments subject to a master netting arrangement by counterparty on the Consolidated Balance Sheets. However, if Alliant Energy, IPL and WPL did net the fair value amounts of derivative instruments by counterparty, derivative assets and derivative liabilities related to commodity contracts would have been presented on their Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
December 31, 2013
Derivative assets	$26.7	$23.5	$21.1	$19.5	$5.6	$4.0
Derivative liabilities	20.8	17.6	5.2	3.6	15.6	14.0
December 31, 2012
Derivative assets	26.2	19.3	17.5	14.5	8.7	4.8
Derivative liabilities	40.4	33.5	16.1	13.1	24.3	20.4

Alliant Energy, IPL and WPL also do not offset fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. In addition, trade receivables and payables associated with derivative assets and derivative liabilities are also subject to a master netting arrangement. As of December 31, 2013 and 2012, the related cash collateral and trade receivables and payables were not material and were not included in the above table.

(16) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Alliant Energy, IPL and WPL have entered into capital purchase obligations that contain minimum future commitments related to capital expenditures for certain of their emission controls and generation performance improvement projects. These projects include the installation of scrubbers and baghouses at IPL’s Ottumwa Unit 1 and WPL’s Columbia Units 1 and 2 to reduce SO2 and mercury emissions at the EGUs and generation performance improvements at IPL’s Ottumwa Unit 1. At December 31, 2013, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these projects were $86 million, $35 million and $51 million, respectively.

(b) Operating Expense Purchase Obligations - Alliant Energy, IPL and WPL have entered into various commodity supply, transportation and storage contracts to meet their obligations to provide electricity and natural gas to IPL’s and WPL’s utility customers. Alliant Energy, IPL and WPL also enter into other operating expense purchase obligations with various vendors for other goods and services. At December 31, 2013, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

Alliant Energy	2014	2015	2016	2017	2018	Thereafter	Total
Purchased power (a):
DAEC (IPL) (b)	$120	$119	$127	$138	$128	$1,025	$1,657
Other	52	73	45	44	44	—	258
	172	192	172	182	172	1,025	1,915
Natural gas	187	65	34	10	2	6	304
Coal (c)	128	81	59	30	21	—	319
SO2 emission allowances (d)	—	12	14	8	—	—	34
Other (e)	8	3	—	—	—	—	11
	$495	$353	$279	$230	$195	$1,031	$2,583

IPL	2014	2015	2016	2017	2018	Thereafter	Total
Purchased power (a):
DAEC (b)	$120	$119	$127	$138	$128	$1,025	$1,657
Other	—	—	1	—	—	—	1
	120	119	128	138	128	1,025	1,658
Natural gas	129	37	15	3	1	6	191
Coal (c)	63	32	27	11	6	—	139
SO2 emission allowances (d)	—	12	14	8	—	—	34
Other (e)	5	1	—	—	—	—	6
	$317	$201	$184	$160	$135	$1,031	$2,028

WPL	2014	2015	2016	2017	2018	Thereafter	Total
Purchased power (a)	$52	$73	$44	$44	$44	$—	$257
Natural gas	58	28	19	7	1	—	113
Coal (c)	65	49	32	19	15	—	180
Other (e)	2	—	—	—	—	—	2
	$177	$150	$95	$70	$60	$—	$552

(a)
Includes payments required by PPAs for capacity rights (Alliant Energy and IPL only) and minimum quantities of MWhs required to be purchased. Refer to Note 18 for additional information on purchased power transactions.

(b)
Includes commitments incurred under an existing PPA that expires February 2014 and a new PPA effective February 2014. The new PPA grants IPL rights to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. If energy delivered under the new PPA is less than the targeted energy amount, an adjustment payment will be made to IPL, which will be reflected in IPL’s fuel adjustment clause.

(c)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of December 31, 2013 regarding expected future usage, which is subject to change.

(d)	Refer to Note 2 for discussion of $34 million of charges recognized by Alliant Energy and IPL in 2011 for forward contracts to purchase SO2 emission allowances.

(e)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at December 31, 2013.

Alliant Energy, IPL and WPL enter into certain contracts that are considered leases and are therefore not included here, but are included in Note 10.

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

In 2011, the Cash Balance Plan was amended and the Cash Balance Plan subsequently made approximately $10 million in additional payments in 2011 to certain former participants in the Cash Balance Plan. This amendment was required based on an agreement Alliant Energy reached with the IRS, which resulted in a favorable determination letter for the Cash Balance Plan in 2011. In 2012, the Court entered a final judgment in the class-action lawsuit, which was appealed to the Seventh Circuit Court of Appeals. In August 2013, the Seventh Circuit Court of Appeals ruled on the case and remanded it to the Court to determine final damages. The Cash Balance Plan entered into a stipulation agreement with the plaintiffs, which was filed with the Court in December 2013 settling all open matters in the case. In January 2014, the Court entered final judgment in the total amount of $9.0 million. Plaintiffs’ attorney’s fees and costs will be paid from the final damages.

Due to the stipulation agreement filed with the Court in December 2013, Alliant Energy, IPL and WPL recognized the additional benefits to be paid to the plaintiffs in their Consolidated Statements of Income in 2013. As a result of the January 2014 final Court order requiring plaintiffs’ attorney’s fees and costs to be paid out of the final judgment, Alliant Energy, IPL and WPL reversed the reserve previously recorded related to payment of plaintiffs’ attorney’s fees and costs. As a result of recognizing the additional benefits of $9.0 million to be paid to the plaintiffs and reversing the previously recorded reserve of $6.7 million for plaintiffs’ attorney’s fees and costs, there was not a net material impact on Alliant Energy’s, IPL’s or WPL’s results of operations for 2013.

Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs asserted claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of December 31, 2013. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

Smart Meters Patents - In 2011, a lawsuit was filed against WPL in the Court by TransData, a company that is claiming it has valid patents covering wireless smart electric meter technology. TransData alleges in the lawsuit that WPL used meters that contain technology that allegedly infringe on patents owned by TransData. In 2012, the lawsuit was transferred to the U.S. District Court for the Western District of Oklahoma, whereby the lawsuit was consolidated with lawsuits TransData previously filed against various other utility companies. The smart meters in question were purchased by WPL from a third-party vendor. The third-party vendor, while not a party to the litigation, is defending WPL. WPL also believes that it has an indemnification agreement with the third-party vendor for any judgment that may result from the litigation. TransData is seeking injunctive relief and recovery of an unspecified amount of damages. Alliant Energy and WPL do not currently believe any material losses from this lawsuit are both probable and reasonably estimated, and therefore, have not recognized any material loss contingency amounts for this lawsuit as of December 31, 2013. Due to the lack of specific damages identified and the status of the litigation, WPL is currently unable to provide an estimate of potential loss or range of potential loss.

Other - Alliant Energy, IPL and WPL are involved in other legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although unable to predict the outcome of these matters, Alliant Energy, IPL and WPL believe that appropriate reserves have been established and final disposition of these actions will not have a material effect on their financial condition or results of operations.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of December 31, 2013, Alliant Energy had $347 million of performance guarantees outstanding with $294 million and $53 million expiring in 2014 and 2015, respectively.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of December 31, 2013. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss. Refer to Note 19 for further discussion of RMT.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of December 31, 2013, the present value of the abandonment obligations is estimated at $32 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of December 31, 2013.

(e) Environmental Matters - Alliant Energy, IPL and WPL are subject to environmental regulations as a result of their current and past operations. These regulations are designed to protect public health and the environment and have resulted in compliance, remediation, containment and monitoring obligations, which are recorded as environmental liabilities. At December 31, current environmental liabilities were included in “Other current liabilities” and non-current environmental liabilities were included in “Other long-term liabilities and deferred credits” on the Consolidated Balance Sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2013	2012	2013	2012	2013	2012
Current environmental liabilities	$3.6	$3.7	$2.8	$2.5	$0.8	$1.2
Non-current environmental liabilities	15.4	25.3	13.6	23.2	1.7	2.1
	$19.0	$29.0	$16.4	$25.7	$2.5	$3.3

MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 27 and 5 sites, respectively.

Alliant Energy, IPL and WPL record environmental liabilities related to these former MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. Management currently estimates the range of remaining costs to be incurred for the investigation, remediation and monitoring of these sites to be $13 million ($11 million for IPL and $2 million for WPL) to $30 million ($27 million for IPL and $3 million for WPL). At December 31, 2013, Alliant Energy, IPL and WPL recorded $19 million, $16 million and $3 million, respectively, in other current and non-current environmental liabilities for their remaining costs to be incurred for these MGP sites.

Refer to Note 2 for discussion of regulatory assets recorded by IPL and WPL, which reflect the probable future rate recovery of MGP expenditures. Considering the current rate treatment, and assuming no material change therein, Alliant Energy, IPL and WPL believe that the clean-up costs incurred for these MGP sites will not have a material effect on their financial condition or results of operations. Settlement has been reached with all of IPL’s and WPL’s insurance carriers regarding reimbursement for their MGP-related costs and such amounts have been accounted for as directed by the applicable regulatory jurisdiction.

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

WPL is also required to fuel switch or retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015, and Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and PM for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2 and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. WPL paid a civil penalty of approximately $2 million in 2013 and will complete approximately $7 million in environmental mitigation projects.

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, Alliant Energy, IPL and WPL are also monitoring various environmental regulations that may have a significant impact on their future operations. Several of these environmental regulations are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, Alliant Energy, IPL and WPL are currently not able to determine the complete financial impact of these regulations but do believe that future capital investments and/or modifications to their EGUs to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures are included below along with a brief description of these environmental regulations.

Air Quality -
CAIR is an emissions trading program that requires SO2 and NOx emissions reductions at certain of IPL’s and WPL’s fossil-fueled EGUs located in Iowa and Wisconsin through installation of emission controls and/or purchases of allowances.

CAVR requires states to develop and implement plans to address visibility impairment in designated national parks and wilderness areas. These implementation plans require BART emission controls and other additional measures needed for reducing state contributions to regional haze.

MATS Rule requires compliance with emission limits for mercury and other HAPs. Compliance is required by April 2015; however, an entity can request an additional year for compliance for certain EGUs.

Wisconsin State Mercury Rule requires WPL’s existing coal-fueled EGUs to comply with mercury emission limits beginning in 2010.

Industrial Boiler and Process Heater MACT Rule requires compliance with HAPs emission limitations at certain EGUs and fossil-fueled auxiliary boilers and process heaters located at EGUs by early 2016.

Ozone NAAQS Rule - The ozone NAAQS rule may require a reduction of NOx emissions in certain non-attainment areas based on classifications assigned by the EPA. In 2012, the EPA issued a final rule that classifies Sheboygan County in Wisconsin as marginal ozone non-attainment, which requires this area to achieve compliance with the ozone NAAQS by December 2015. WPL operates Edgewater and Sheboygan Falls in Sheboygan County, Wisconsin.

Fine Particulate (PM2.5) NAAQS Rule requires a reduction of SO2, NOx and PM emissions in certain non-attainment areas. The EPA is expected to designate non-attainment areas for the revised annual PM2.5 NAAQS by December 2014. Compliance with the final rule is expected to be required by 2020 for non-attainment areas designated in 2014.

EPA NSPS for GHG Emissions from Electric Utilities would establish CO2 emissions limits for certain new fossil-fueled EGUs. Marshalltown is expected to be impacted by these proposed standards and would be constructed to achieve compliance with these standards. Also, WPL’s potential generation investment could be impacted by these standards. A date for finalizing these standards has not yet been established. The EPA is expected to issue proposed and final NSPS for GHG emissions for existing EGUs by June 1, 2014 and June 1, 2015, respectively, which would provide guidelines that states must follow to achieve required GHG emissions reductions. SIPs that provide details of how these guidelines are to be met would be required from state agencies by June 30, 2016.

Water Quality -
Section 316(b) of the Federal Clean Water Act proposal would require modifications to cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts to fish and other aquatic life.

Hydroelectric Fish Passage Device - WPL is currently required to install an agency-approved fish passage device at its Prairie du Sac hydro plant by July 1, 2015.

Effluent Limitation Guidelines proposal would require changes to discharge limits for wastewater from steam EGUs. Compliance with these proposed guidelines would be required after July 1, 2017 but before July 1, 2022, depending on each facility’s wastewater permit cycle for existing steam EGUs and immediately upon operation for new steam EGUs constructed after the issuance of the final guidelines.

Land and Solid Waste -
CCR could impose additional requirements for CCR management, beneficial use applications and disposal including operation and maintenance of coal ash surface impoundments (ash ponds) and/or landfills.

(f) Credit Risk - Alliant Energy, IPL and WPL are subject to credit risk related to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities and other goods or services at the contracted price.

IPL and WPL provide regulated electricity and natural gas services to residential, commercial, industrial and wholesale customers in the Midwest region of the U.S. The geographic concentration of their customers did not contribute significantly to their overall exposure to credit risk. In addition, as a result of their diverse customer base, IPL and WPL did not have any significant concentration of credit risk for receivables arising from the sale of electricity or natural gas services.

IPL and WPL are typically net buyers of commodities (primarily electricity, coal and natural gas) required to provide regulated electricity and natural gas services to their customers. As a result, IPL and WPL are also subject to credit risk related to their counterparties’ failures to deliver commodities at the contracted price.

Alliant Energy, IPL and WPL maintain credit policies to minimize their credit risk. These credit policies include evaluation of the financial condition of counterparties, use of credit risk-related contingent provisions in certain commodity agreements that require credit support from counterparties that exceed certain exposure limits, diversification of counterparties to minimize concentrations of credit risk and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty.

In 2013, IPL entered into a new PPA, which grants IPL rights to purchase 431 MWs of capacity and the resulting energy from DAEC for a term from the expiration of the existing PPA in February 2014 through December 31, 2025. This PPA exposes Alliant Energy and IPL to risk of counterparty non-performance. However, such risk is mitigated by IPL’s fuel-related cost recovery mechanisms. Refer to Note 16(b) for further discussion of the DAEC PPA.

Based on these credit policies and utility cost recovery mechanisms, it is unlikely that a material effect on Alliant Energy’s, IPL’s or WPL’s financial condition or results of operations would occur as a result of counterparty non-performance. However, there is no assurance that such policies will protect Alliant Energy, IPL and WPL against all losses from non-performance by counterparties.

Refer to Notes 1(m) and 15 for details of allowances for doubtful accounts and credit risk-related contingent features, respectively.

(g) Collective Bargaining Agreements - At December 31, 2013, employees covered by collective bargaining agreements represented 57%, 67% and 80% of total employees of Alliant Energy, IPL and WPL, respectively. In May 2014, WPL’s collective bargaining agreement with IBEW Local 965 expires, representing 26% and 80% of total employees of Alliant Energy and WPL, respectively.

(17) SEGMENTS OF BUSINESS
Alliant Energy - Alliant Energy’s principal businesses as of December 31, 2013 are:

•
Utility - includes the operations of IPL and WPL, which serve customers in Iowa, Wisconsin and Minnesota. The utility business has three reportable segments: a) utility electric operations; b) utility gas operations; and c) utility other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total Utility.”

•
Non-regulated, Parent and Other - includes the operations of Resources and its subsidiaries, Corporate Services, the Alliant Energy parent company, and any Alliant Energy parent company consolidating adjustments. Resources’ businesses include Transportation, Non-regulated Generation and other non-regulated investments described in Note 1(a).

Alliant Energy’s administrative support services are directly charged to the applicable segment where practicable. In all other cases, administrative support services are allocated to the applicable segment based on services agreements. Intersegment revenues were not material to Alliant Energy’s operations and there was no single customer whose revenues were 10% or more of Alliant Energy’s consolidated revenues. Certain financial information relating to Alliant Energy’s business segments, products and services and geographic information was as follows (in millions):

	Utility				Non-Regulated,	Alliant Energy
2013	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,689.0	$464.8	$71.3	$3,225.1	$51.7	$3,276.8
Depreciation and amortization	333.0	28.8	1.5	363.3	7.6	370.9
Operating income	444.5	57.3	6.3	508.1	25.8	533.9
Interest expense, net of AFUDC				135.5	6.5	142.0
Equity income from unconsolidated investments, net	(43.7)	—	—	(43.7)	—	(43.7)
Interest income and other				(0.4)	—	(0.4)
Income taxes				49.3	4.6	53.9
Income from continuing operations, net of tax				367.4	14.7	382.1
Loss from discontinued operations, net of tax				—	(5.9)	(5.9)
Net income				367.4	8.8	376.2
Preferred dividends				17.9	—	17.9
Net income attributable to Alliant Energy common shareowners				349.5	8.8	358.3
Total assets	9,018.6	859.3	732.5	10,610.4	502.0	11,112.4
Investments in equity method subsidiaries	279.1	—	—	279.1	2.3	281.4
Construction and acquisition expenditures	677.3	47.0	7.3	731.6	66.7	798.3

	Utility				Non-Regulated,	Alliant Energy
2012	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,589.3	$396.3	$56.7	$3,042.3	$52.2	$3,094.5
Depreciation and amortization	299.3	29.1	1.4	329.8	2.6	332.4
Operating income	426.2	51.5	7.4	485.1	34.6	519.7
Interest expense, net of AFUDC				136.8	(2.0)	134.8
Equity (income) loss from unconsolidated investments, net	(42.1)	—	—	(42.1)	0.8	(41.3)
Interest income and other				(0.3)	(3.7)	(4.0)
Income taxes				74.8	14.6	89.4
Income from continuing operations, net of tax				315.9	24.9	340.8
Loss from discontinued operations, net of tax				—	(5.1)	(5.1)
Net income				315.9	19.8	335.7
Preferred dividends				15.9	—	15.9
Net income attributable to Alliant Energy common shareowners				300.0	19.8	319.8
Total assets	8,438.8	814.8	966.0	10,219.6	565.9	10,785.5
Investments in equity method subsidiaries	264.3	—	—	264.3	2.3	266.6
Construction and acquisition expenditures	994.0	31.4	0.1	1,025.5	132.6	1,158.1

	Utility				Non-Regulated,	Alliant Energy
2011	Electric	Gas	Other	Total	Parent and Other	Consolidated
Operating revenues	$2,635.8	$476.7	$62.0	$3,174.5	$46.9	$3,221.4
Depreciation and amortization	289.0	28.4	1.8	319.2	1.8	321.0
Operating income (loss)	444.2	47.8	(3.2)	488.8	24.5	513.3
Interest expense, net of AFUDC				146.6	(0.3)	146.3
Equity income from unconsolidated investments, net	(38.7)	—	—	(38.7)	(0.6)	(39.3)
Interest income and other				(0.2)	(4.1)	(4.3)
Income tax expense (benefit)				78.3	(9.1)	69.2
Income from continuing operations, net of tax				302.8	38.6	341.4
Loss from discontinued operations, net of tax				—	(19.5)	(19.5)
Net income				302.8	19.1	321.9
Preferred dividends				18.3	—	18.3
Net income attributable to Alliant Energy common shareowners				284.5	19.1	303.6
Total assets	7,524.5	831.9	781.1	9,137.5	550.4	9,687.9
Investments in equity method subsidiaries	246.5	—	—	246.5	3.1	249.6
Construction and acquisition expenditures	542.7	38.0	27.4	608.1	65.3	673.4

Products and Services - Alliant Energy’s consolidated operating revenues by segment were as follows:

	2013	2012	2011
Utility electric operations	82%	84%	82%
Utility gas operations	14%	13%	15%
Utility other	2%	2%	2%
Other	2%	1%	1%
	100%	100%	100%

Geographic Information - At December 31, 2013, 2012 and 2011, Alliant Energy, IPL and WPL did not have any long-lived assets to be held and used in foreign countries.

IPL - IPL is a utility serving customers in Iowa and Minnesota and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes steam operations and the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to IPL’s operations and there was no single customer whose revenues were 10% or more of IPL’s consolidated revenues. Certain financial information relating to IPL’s business segments was as follows (in millions):

2013	Electric	Gas	Other	Total
Operating revenues	$1,491.8	$273.9	$53.1	$1,818.8
Depreciation and amortization	173.1	16.5	1.5	191.1
Operating income	173.1	29.8	9.1	212.0
Interest expense, net of AFUDC				60.3
Interest income and other				(0.3)
Income tax benefit				(37.9)
Net income				189.9
Preferred dividends				16.3
Earnings available for common stock				173.6
Total assets	4,905.3	518.8	381.9	5,806.0
Construction and acquisition expenditures	365.4	27.5	7.3	400.2

2012	Electric	Gas	Other	Total
Operating revenues	$1,371.1	$226.7	$52.5	$1,650.3
Depreciation and amortization	171.2	16.3	1.4	188.9
Operating income	166.2	24.2	9.9	200.3
Interest expense, net of AFUDC				70.1
Interest income and other				(0.2)
Income tax benefit				(19.8)
Net income				150.2
Preferred dividends				12.6
Earnings available for common stock				137.6
Total assets	4,500.9	479.5	476.6	5,457.0
Construction and acquisition expenditures	291.0	16.4	0.1	307.5

2011	Electric	Gas	Other	Total
Operating revenues	$1,408.3	$276.3	$55.5	$1,740.1
Depreciation and amortization	161.3	16.0	1.8	179.1
Operating income	181.6	20.6	6.2	208.4
Interest expense, net of AFUDC				72.9
Interest income and other				(0.2)
Income tax benefit				(3.6)
Net income				139.3
Preferred dividends				15.0
Earnings available for common stock				124.3
Total assets	4,208.2	471.1	414.2	5,093.5
Construction and acquisition expenditures	245.6	21.2	26.9	293.7

WPL - WPL is a utility serving customers in Wisconsin and includes three reportable segments: a) electric operations; b) gas operations; and c) other, which includes the unallocated portions of the utility business. Various line items in the following tables are not allocated to the electric and gas segments for management reporting purposes, and therefore, are included only in “Total.” Intersegment revenues were not material to WPL’s operations and there was no single customer whose revenues were 10% or more of WPL’s consolidated revenues. Certain financial information relating to WPL’s business segments was as follows (in millions):

2013	Electric	Gas	Other	Total
Operating revenues	$1,197.2	$190.9	$18.2	$1,406.3
Depreciation and amortization	159.9	12.3	—	172.2
Operating income (loss)	271.4	27.5	(2.8)	296.1
Interest expense, net of AFUDC				75.2
Equity income from unconsolidated investments	(43.7)	—	—	(43.7)
Interest income and other				(0.1)
Income taxes				87.2
Net income				177.5
Preferred dividends				1.6
Earnings available for common stock				175.9
Total assets	4,113.3	340.5	350.6	4,804.4
Investments in equity method subsidiaries	279.1	—	—	279.1
Construction and acquisition expenditures	311.9	19.5	—	331.4

2012	Electric	Gas	Other	Total
Operating revenues	$1,218.2	$169.6	$4.2	$1,392.0
Depreciation and amortization	128.1	12.8	—	140.9
Operating income (loss)	260.0	27.3	(2.5)	284.8
Interest expense, net of AFUDC				66.7
Equity income from unconsolidated investments	(42.1)	—	—	(42.1)
Interest income and other				(0.1)
Income taxes				94.6
Net income				165.7
Preferred dividends				3.3
Earnings available for common stock				162.4
Total assets	3,937.9	335.3	489.4	4,762.6
Investments in equity method subsidiaries	264.3	—	—	264.3
Construction and acquisition expenditures	703.0	15.0	—	718.0

2011	Electric	Gas	Other	Total
Operating revenues	$1,227.5	$200.4	$6.5	$1,434.4
Depreciation and amortization	127.7	12.4	—	140.1
Operating income (loss)	262.6	27.2	(9.4)	280.4
Interest expense, net of AFUDC				73.7
Equity income from unconsolidated investments	(38.7)	—	—	(38.7)
Income taxes				81.9
Net income				163.5
Preferred dividends				3.3
Earnings available for common stock				160.2
Total assets	3,316.3	360.8	366.9	4,044.0
Investments in equity method subsidiaries	246.5	—	—	246.5
Construction and acquisition expenditures	297.1	16.8	0.5	314.4

(18) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM.

The amounts billed for services provided to IPL and WPL were as follows (in millions):

	IPL			WPL
	2013	2012	2011	2013	2012	2011
Corporate Services billings	$140	$129	$153	$103	$102	$119

The sales credited to and purchases billed to IPL and WPL were as follows (in millions):

	IPL			WPL
	2013	2012	2011	2013	2012	2011
Sales credited	$7	$10	$31	$12	$14	$28
Purchases billed	365	301	307	68	61	77

As of December 31, net intercompany payables to Corporate Services were as follows (in millions):

	2013	2012
IPL	$62	$72
WPL	46	40

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties were as follows (in millions):

	2013	2012	2011
ATC billings to WPL	$96	$90	$90
WPL billings to ATC	12	11	12

As of December 31, 2013 and 2012, WPL owed ATC net amounts of $8 million and $6 million, respectively.

IPL’s Sale of Certain Wind Project Assets to Resources - Pursuant to a wind development asset purchase and sale agreement, in 2011, IPL sold Resources assets for the Franklin County wind project at IPL’s cost of $115.3 million. Refer to Note 3(a) for additional information.

WPL’s Sheboygan Falls Lease - Refer to Note 10(b) for discussion of WPL’s Sheboygan Falls lease.

(19) DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
In 2011, Alliant Energy sold its IEA business and RMT’s environmental business unit to narrow its strategic focus and risk profile and received aggregate net proceeds of $17 million for these businesses. In 2013, Alliant Energy sold the remainder of its RMT business to further narrow its strategic focus and risk profile. Alliant Energy did not recognize any material gains or losses related to the sales of these businesses. Alliant Energy does not currently believe that adjustments to the gain or loss related to the sale of the remainder of RMT in periods after December 31, 2013 will be material.

The operating results of RMT and IEA have been separately classified and reported as discontinued operations in Alliant Energy’s Consolidated Statements of Income. A summary of the components of discontinued operations in Alliant Energy’s Consolidated Statements of Income was as follows (in millions):

	2013	2012	2011
Operating revenues	$0.9	$289.2	$445.0
Operating expenses	9.9	297.0	476.9
Interest expense and other	—	0.7	—
Loss before income taxes	(9.0)	(8.5)	(31.9)
Income tax benefit	(3.1)	(3.4)	(12.4)
Loss from discontinued operations, net of tax	($5.9)	($5.1)	($19.5)

As of December 31, 2012, Alliant Energy’s Consolidated Balance Sheet included assets held for sale recorded in “Other current assets” and liabilities held for sale recorded in “Other current liabilities” as follows (in millions):

Current assets	$27.9
Current liabilities	31.4
Net liabilities held for sale	($3.5)

(20) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
Alliant Energy - All “per share” references refer to earnings per diluted share. Summation of the individual quarters may not equal annual totals due to rounding. Refer to Note 19 for additional information on discontinued operations.

	2013				2012
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions, except per share data)
Operating revenues	$859.6	$718.0	$866.6	$832.6	$765.7	$690.3	$887.6	$750.9
Operating income	120.7	103.2	201.4	108.6	95.6	108.8	213.7	101.6
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	72.9	65.9	158.9	66.5	39.3	65.5	149.0	71.1
Income (loss) from discontinued operations, net of tax	(3.0)	(0.6)	(1.3)	(1.0)	(4.4)	0.4	1.7	(2.8)
Net income	69.9	65.3	157.6	65.5	34.9	65.9	150.7	68.3
Earnings per weighted average common share attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	0.66	0.59	1.43	0.60	0.36	0.60	1.34	0.64
Income (loss) from discontinued operations, net of tax	(0.03)	—	(0.01)	(0.01)	(0.04)	—	0.02	(0.02)
Net income	0.63	0.59	1.42	0.59	0.32	0.60	1.36	0.62

IPL - Earnings per share data is not disclosed for IPL given Alliant Energy is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.

	2013				2012
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$477.9	$383.4	$494.4	$463.1	$398.7	$360.7	$497.7	$393.2
Operating income	41.1	34.7	100.0	36.2	23.9	35.4	112.0	29.0
Net income (loss)	31.5	24.7	112.6	21.1	(1.5)	19.6	106.5	25.6
Earnings available (loss) for common stock	22.9	22.2	110.0	18.5	(4.7)	16.6	103.3	22.4

WPL - Earnings per share data is not disclosed for WPL given Alliant Energy is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.

	2013				2012
	March 31	June 30	Sep. 30	Dec. 31	March 31	June 30	Sep. 30	Dec. 31
	(in millions)
Operating revenues	$369.8	$319.9	$360.9	$355.7	$354.5	$315.7	$376.6	$345.2
Operating income	72.7	59.7	95.9	67.8	64.6	61.5	93.4	65.3
Net income	43.6	34.4	61.3	38.2	31.9	36.1	56.7	41.0
Earnings available for common stock	42.0	34.4	61.3	38.2	31.1	35.2	55.9	40.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures as of the end of the quarter ended December 31, 2013 pursuant to the requirements of the Securities Exchange Act of 1934, as amended. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2013.

The information required by Item 9A relating to “Management’s Annual Report on Internal Control over Financial Reporting” and, with respect to Alliant Energy, “Report of Independent Registered Public Accounting Firm,” is incorporated herein by reference to the relevant information in Item 8 Financial Statements and Supplementary Data. There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of Alliant Energy, IPL and WPL are the same, and therefore, the information required by Item 10 relating to directors and nominees for election of directors is the same for all registrants. The information required by Item 10 relating to directors and nominees for election of directors at the 2014 Annual Meeting of Shareowners is incorporated herein by reference to the relevant information under the caption “Election of Directors” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years. The information required by Item 10 relating to the timely filing of reports under Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the relevant information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Alliant Energy Proxy Statement. Information regarding executive officers of Alliant Energy, IPL and WPL may be found in Part I of this report under the caption “Executive Officers of the Registrants.” The information required by Item 10 relating to audit committees and audit committee financial experts is incorporated herein by reference to the relevant information under the caption “Meetings and Committees of the Board” in the 2014 Alliant Energy Proxy Statement. The code of ethics, also referred to as the Code of Conduct, of Alliant Energy, IPL and WPL are the same. The information required by Item 10 relating to Alliant Energy’s, IPL’s and WPL’s Code of Conduct is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2014 Alliant Energy Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The directors and executive officers for Alliant Energy, IPL and WPL for which compensation information must be included are the same. Therefore, the information required by Item 11 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the captions “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALLIANT ENERGY
Information regarding Alliant Energy’s equity compensation plans as of December 31, 2013 was as follows:

	(A)		(C)
	Number of securities to be	(B)	Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column (A))
Equity compensation plans approved by shareowners	256,132 (a)	$43.67	4,056,198 (b)
Equity compensation plans not approved by shareowners (c)	N/A	N/A	N/A (d)
	256,132	$43.67	4,056,198

(a)
Represents performance shares granted under the OIP. The performance shares may be paid out in shares of Alliant Energy’s common stock, cash, or a combination of cash and stock and are adjusted by a performance multiplier, which ranges from zero to 200%, based on the performance criteria. The performance shares included in column (A) of the table reflect an assumed payout in the form of Alliant Energy’s common stock at the maximum performance multiplier of 200% for the 2013 and 2012 grants and at the actual performance multiplier of 148% for the 2011 grants.

(b)
All of the available shares under the OIP may be issued as awards in the form of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2013, there were performance shares and restricted stock awards outstanding under the OIP. Excludes 160,589 shares of non-vested restricted common stock previously issued and outstanding under the OIP at December 31, 2013.

(c)
As of December 31, 2013, there were 227,469 shares of Alliant Energy’s common stock outstanding under the DCP, which is described in Note 12(c) of the “Combined Notes to Consolidated Financial Statements.”

(d)	There is no limit on the number of shares of Alliant Energy’s common stock that may be held under the DCP.

The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
None of IPL’s directors or executive officers own any shares of preferred stock in IPL. The remainder of the information required by Item 12 is incorporated herein by reference to the relevant information under the caption “Ownership of Voting Securities” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of IPL’s and WPL’s fiscal years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 for each of Alliant Energy, IPL and WPL is incorporated herein by reference to the relevant information under the caption “Corporate Governance” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s, IPL’s and WPL’s fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALLIANT ENERGY
The information required by Item 14 is incorporated herein by reference to the relevant information under the caption “Report of the Audit Committee” in the 2014 Alliant Energy Proxy Statement, which will be filed with the SEC within 120 days after the end of Alliant Energy’s fiscal year.

IPL AND WPL
Each of IPL’s and WPL’s Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other permitted services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services after the Audit Committee is provided with the appropriate level of details regarding the specific services to be provided. The policy does not permit delegation of the Audit Committee’s authority to management. In the event the need for specific services arises between Audit Committee meetings, the Audit Committee has delegated to the Chairperson of the Audit Committee authority to approve permitted services provided that the Chairperson reports any decisions to the Audit Committee at its next scheduled meeting. The principal accounting fees billed to Alliant Energy by its independent registered public accounting firm, all of which were approved in advance by the Audit Committee, directly related and allocated to IPL and WPL were as follows (in thousands):

	IPL				WPL
	2013		2012		2013		2012
	Fees	% of Total	Fees	% of Total	Fees	% of Total	Fees	% of Total
Audit fees	$1,011	91%	$824	91%	$888	92%	$898	87%
Audit-related fees	81	7%	75	8%	57	6%	135	13%
Tax fees	14	1%	—	—%	11	1%	—	—%
All other fees	5	1%	5	1%	5	1%	4	—%
	$1,111	100%	$904	100%	$961	100%	$1,037	100%

IPL’s and WPL’s audit fees for 2013 and 2012 consisted of the respective fees billed for the audits of the consolidated financial statements of IPL and its subsidiary and WPL and its subsidiary, for reviews of financial statements included in Form 10-Q filings, and for services normally provided in connection with statutory and regulatory filings, such as financing transactions. IPL’s and WPL’s audit fees also included their respective portion of fees for the 2013 and 2012 audits of Alliant Energy’s consolidated financial statements and effectiveness of internal controls over financial reporting. IPL’s and WPL’s audit-related fees for 2013 and 2012 consisted of the fees billed for services rendered related to employee benefits plan audits and attest services not required by statute or regulations. IPL’s and WPL’s tax fees for 2013 consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning, including all services performed by the tax professional staff of affiliates of the independent registered public accounting firm, except those rendered in connection with the audit. All other fees for 2013 and 2012 for IPL and WPL consisted of license fees for accounting research software products and seminars. The Audit Committee does not consider the provision of non-audit services by the independent registered public accounting firm described above to be incompatible with maintaining independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements - Refer to Item 8 Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules -
Schedule I. Condensed Parent Company Financial Statements
Schedule II. Valuation and Qualifying Accounts and Reserves

NOTE: All other schedules are omitted because they are not applicable or not required, or because that required information is shown either in the consolidated financial statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K - Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Operating revenues	$2	$2	$4
Operating expenses	1	1	1
Operating income	1	1	3
Interest expense and other:
Equity earnings from consolidated subsidiaries	(362)	(322)	(304)
Interest expense	11	11	11
Interest income	(2)	(4)	(2)
Total interest expense and other	(353)	(315)	(295)
Income before income taxes	354	316	298
Income tax benefit	(4)	(4)	(5)
Net income	$358	$320	$303

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current assets:
Notes receivable from affiliated companies	$72	$77
Other	3	2
	75	79
Investments:
Investments in consolidated subsidiaries	3,585	3,447
Other	14	20
	3,599	3,467
Other assets	6	5
Total assets	$3,680	$3,551

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED BALANCE SHEETS (continued)

	December 31,
	2013	2012
	(in millions)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and additional paid-in capital	$1,509	$1,512
Retained earnings	1,777	1,627
Accumulated other comprehensive loss	—	(1)
Shares in deferred compensation trust	(8)	(7)
Total common equity	3,278	3,131
Long-term debt, net	—	250
	3,278	3,381
Current liabilities:
Current maturities of long-term debt	250	—
Commercial paper	96	105
Other	10	21
	356	126
Other long-term liabilities and deferred credits:
Deferred income taxes	39	38
Other	7	6
	46	44
Total capitalization and liabilities	$3,680	$3,551

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net cash flows from operating activities	$238	$260	$193
Cash flows used for investing activities:
Capital contributions to consolidated subsidiaries	(120)	(230)	(144)
Capital repayments from consolidated subsidiaries	95	—	101
Net change in notes receivable from affiliates	5	134	—
Other	(2)	1	—
Net cash flows used for investing activities	(22)	(95)	(43)
Cash flows used for financing activities:
Common stock dividends	(208)	(199)	(188)
Net change in borrowings with affiliates	—	—	(155)
Net change in commercial paper	(9)	35	70
Other	1	(1)	—
Net cash flows used for financing activities	(216)	(165)	(273)
Net decrease in cash and cash equivalents	—	—	(123)
Cash and cash equivalents at beginning of period	—	—	123
Cash and cash equivalents at end of period	$—	$—	$—
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$13	$11	$11
Income taxes, net of refunds	7	(29)	(6)

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

Pursuant to rules and regulations of the SEC, the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Combined Notes to Consolidated Financial Statements included in Alliant Energy’s 2013 Form 10-K, Part II, Item 8, which is incorporated herein by reference.

In the Condensed Financial Statements of Alliant Energy Corporation (Parent Company Only), investments in subsidiaries are accounted for using the equity method.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Additions
	Balance,	Charged to	Charged to Other		Balance,
Description	January 1	Expense	Accounts (a)	Deductions (b)	December 31
(in millions)
Valuation and Qualifying Accounts Which are Deducted in the Balance Sheet From the Assets to Which They Apply:

Accumulated Provision for Uncollectible Accounts:
Alliant Energy (c)
Year ended December 31, 2013	$4.0	$13.6	$0.6	$13.4	$4.8
Year ended December 31, 2012	4.2	6.6	1.2	8.0	4.0
Year ended December 31, 2011	3.2	7.8	1.9	8.7	4.2
IPL (c)
Year ended December 31, 2013	$0.7	$12.7	$—	$12.7	$0.7
Year ended December 31, 2012	0.9	6.4	—	6.6	0.7
Year ended December 31, 2011	0.4	7.4	—	6.9	0.9
WPL
Year ended December 31, 2013	$1.8	$—	$0.6	$0.7	$1.7
Year ended December 31, 2012	1.9	0.1	1.2	1.4	1.8
Year ended December 31, 2011	1.7	0.1	1.9	1.8	1.9
Note: The above provisions relate to various customer, notes and other receivable balances included in various line items on the respective Consolidated Balance Sheets.

Other Reserves:

Accumulated Provision for Other Reserves (d):
Alliant Energy
Year ended December 31, 2013	$33.4	$23.2	$—	$18.4	$38.2
Year ended December 31, 2012	25.9	9.6	—	2.1	33.4
Year ended December 31, 2011	24.0	8.8	—	6.9	25.9
IPL
Year ended December 31, 2013	$11.6	$9.3	$—	$2.8	$18.1
Year ended December 31, 2012	10.2	2.1	—	0.7	11.6
Year ended December 31, 2011	8.8	3.6	—	2.2	10.2
WPL
Year ended December 31, 2013	$13.5	$8.8	$—	$6.1	$16.2
Year ended December 31, 2012	11.7	3.1	—	1.3	13.5
Year ended December 31, 2011	12.8	3.7	—	4.8	11.7

(a)	Accumulated provision for uncollectible accounts: In accordance with its regulatory treatment, certain amounts provided by WPL are recorded in regulatory assets.

(b)
Deductions are of the nature for which the reserves were created. In the case of the accumulated provision for uncollectible accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

(c)	Refer to Note 5(a) of the “Combined Notes to Consolidated Financial Statements” for discussion of IPL’s sales of accounts receivable program.

(d)	Other reserves are largely related to injury and damage claims arising in the ordinary course of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2014.

ALLIANT ENERGY CORPORATION

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2014.

/s/	Patricia L. Kampling	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2014.

INTERSTATE POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2014.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2014.

WISCONSIN POWER AND LIGHT COMPANY

By: /s/ Patricia L. Kampling
Patricia L. Kampling
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2014.

/s/	Patricia L. Kampling	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Patricia L. Kampling

/s/	Thomas L. Hanson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas L. Hanson

/s/	Robert J. Durian	Controller and Chief Accounting Officer (Principal Accounting Officer)
Robert J. Durian

/s/	Patrick E. Allen	Director
Patrick E. Allen

/s/	Michael L. Bennett	Director
Michael L. Bennett

/s/	Darryl B. Hazel	Director
Darryl B. Hazel

/s/	Singleton B. McAllister	Director
Singleton B. McAllister

/s/	Ann K. Newhall	Director
Ann K. Newhall

/s/	Dean C. Oestreich	Director
Dean C. Oestreich

/s/	David A. Perdue	Director
David A. Perdue

/s/	Carol P. Sanders	Director
Carol P. Sanders

/s/	Susan D. Whiting	Director
Susan D. Whiting

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2013

The following Exhibits are filed herewith or incorporated herein by reference.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrants agree to furnish to the Securities and Exchange Commission, upon request, any instrument defining the rights of holders of unregistered long-term debt not filed as an exhibit to this combined Form 10-K. No such instrument authorizes securities in excess of 10% of the total assets of Alliant Energy, IPL or WPL, as the case may be.

Exhibit Number	Description

3.1
Restated Articles of Incorporation of Alliant Energy, as amended (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form S-8, dated July 26, 2004 (Reg. No. 333-117654))

3.2	Restated Bylaws of Alliant Energy, effective May 10, 2013 (incorporated by reference to Exhibit 3.1 to Alliant Energy’s Form 8-K, dated May 9, 2013 (File No. 1-9894))

3.3	Amended and Restated Articles of Incorporation of WPL, effective May 9, 2013 (incorporated by reference to Exhibit 3.4 to WPL’s Form 8-K, dated May 9, 2013 (File No. 0-337))

3.4	Restated Bylaws of WPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.5 to WPL’s Form 8-K, dated May 9, 2013 (File No. 0-337))

3.5	Amended and Restated Articles of Incorporation of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.2 to IPL’s Form 8-K, dated May 9, 2013 (File No. 1-4117))

3.6
Articles of Amendment of IPL (Regarding Designation and Authorization of 5.1% Series D Cumulative Perpetual Preferred Stock) (incorporated by reference to Exhibit 3.1 to IPL’s Form 8-K, dated March 14, 2013 (File No. 1-4117))

3.7	Restated Bylaws of IPL, effective May 10, 2013 (incorporated by reference to Exhibit 3.3 to IPL’s Form 8-K, dated May 9, 2013 (File No. 1-4117))

4.1
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among Alliant Energy and the Banks set forth therein (incorporated by reference to Exhibit 99.1 to Alliant Energy’s Form 8-K, dated December 14, 2011 (File No. 1-9894))

4.2
Senior Note Indenture, dated as of September 30, 2009, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.28 to Alliant Energy’s Registration Statement on Form S-3 (Reg. No. 333-162214))

4.3
Officer’s Certificate, dated as of September 30, 2009, creating Alliant Energy’s 4.00% Senior Notes due October 15, 2014 (incorporated by reference to Exhibit 4.2 to Alliant Energy’s Form 8-K, dated September 30, 2009 (File No. 1-9894))

4.4
Amended and Restated Rights Agreement, dated as of December 11, 2008, between Alliant Energy and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to Alliant Energy’s Registration Statement on Form 8-A/A, dated December 11, 2008 (File No. 1-9894))

4.5
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among WPL and the Banks set forth therein (incorporated by reference to Exhibit 99.3 to WPL’s Form 8-K, dated December 14, 2011 (File No. 0-337))

4.6
Indenture, dated as of June 20, 1997, between WPL and Wells Fargo Bank, N.A., Successor, as Trustee (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to WPL’s Registration Statement on Form S-3 (Reg. No. 033-60917))

4.7	Officers’ Certificate, dated as of July 28, 2004, creating WPL’s 6.25% Debentures due July 31, 2034 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated July 30, 2004 (File No. 0-337))

4.8
Officers’ Certificate, dated as of August 8, 2007, creating WPL’s 6.375% Debentures due August 15, 2037 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated August 8, 2007 (File No. 0-337))

4.9
Officer’s Certificate, dated as of October 1, 2008, creating WPL’s 7.60% Debentures due October 1, 2038 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated October 1, 2008 (File No. 0-337))

4.10	Officers’ Certificate, dated as of July 7, 2009, creating WPL’s 5.00% Debentures due July 15, 2019 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated July 7, 2009 (File No. 0-337))

4.11	Officers’ Certificate, dated as of June 10, 2010, creating WPL’s 4.60% Debentures due June 15, 2020 (incorporated by reference to Exhibit 4.2 to WPL’s Form 8-K, dated June 10, 2010 (File No. 0-337))

4.12
Officers’ Certificate, dated as of November 19, 2012, creating WPL’s 2.25% Debentures due November 15, 2022 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, dated November 14, 2012 (File No. 0-337))

4.13
Third Amended and Restated Five Year Credit Agreement, dated December 14, 2011, among IPL and the Banks set forth therein (incorporated by reference to Exhibit 99.2 to IPL’s Form 8-K, dated December 14, 2011 (File No. 1-4117))

4.14
Indenture (For Senior Unsecured Debt Securities), dated as of August 20, 2003, between IPL and The Bank of New York Mellon Trust Co., N.A. (f/k/a The Bank of New York Trust Co., N.A.), as Trustee (incorporated by reference to Exhibit 4.11 to IPL’s Registration Statement on Form S-3 (Reg. No. 333-108199))

4.15
Officer’s Certificate, dated as of September 10, 2003, creating IPL’s 5.875% Senior Debentures due September 15, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated September 10, 2003 (File No. 1-4117))

4.16
Officer’s Certificate, dated as of October 14, 2003, creating IPL’s 6.45% Senior Debentures due October 15, 2033 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 14, 2003 (File No. 1-4117))

4.17	Officer’s Certificate, dated as of May 3, 2004, creating IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated May 3, 2004 (File No. 1-4117))

4.17a
Officer’s Certificate, dated as of August 2, 2004, reopening IPL’s 6.30% Senior Debentures due May 1, 2034 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated August 2, 2004 (File No. 1-4117))

4.18
Officer’s Certificate, dated as of July 18, 2005, creating IPL’s 5.50% Senior Debentures due July 15, 2025 (incorporated by reference to Exhibit 4 to IPL’s Form 8-K, dated July 18, 2005 (File No. 1-4117))

4.19
Officer’s Certificate, dated as of October 1, 2008, creating IPL’s 7.25% Senior Debentures due October 1, 2018 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 1, 2008 (File No. 1-4117))

4.20
Officer’s Certificate, dated as of July 7, 2009, creating IPL’s 6.25% Senior Debentures due July 15, 2039 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated July 7, 2009 (File No. 1-4117))

4.21
Officer’s Certificate, dated as of June 10, 2010, creating IPL’s 3.30% Senior Debentures due June 15, 2015 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated June 10, 2010 (File No. 1-4117))

4.22
Officer’s Certificate, dated as of August 23, 2010, creating IPL’s 3.65% Senior Debentures due September 1, 2020 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated August 23, 2010 (File No. 1-4117))

4.23
Officer’s Certificate, dated as of October 8, 2013, creating IPL’s 4.70% Senior Debentures due October 15, 2043 (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated October 3, 2013 (File No. 1-4117))

4.24	Form of Preferred Stock Certificate of IPL (incorporated by reference to Exhibit 4.1 to IPL’s Form 8-K, dated March 14, 2013 (File No. 1-4117))

10.1	Operating Agreement of ATC, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.16 to WPL’s Form 10-K for the year 2000 (File No. 0-337))

10.2#	OIP (incorporated by reference to Appendix A to Alliant Energy’s definitive proxy statement filed on Schedule 14A on April 1, 2010 (File No. 1-9894))

10.2a#	Amendment to the OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.2b#	Form of Performance Share Agreement pursuant to the OIP (incorporated by reference to Exhibit 10.5a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.2c#	Form of Performance Share Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.2d#	Form of Performance Contingent Restricted Stock Agreement pursuant to the OIP (incorporated by reference to Exhibit 10.5b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.2e#
Form of Performance Contingent Restricted Stock Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.2f#	Form of Restricted Stock Agreement pursuant to the OIP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended March 31, 2011 (File No. 1-9894))

10.2g#	Form of Restricted Stock Agreement pursuant to the OIP, amended in 2012 (incorporated by reference to Exhibit 10.4g to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3#	DLIP, for director-level employees (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.3a#	Form of Restricted Cash Agreement pursuant to the DLIP (incorporated by reference to Exhibit 10.6a to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.3b#	Form of Performance Restricted Award Agreement pursuant to the DLIP (incorporated by reference to Exhibit 10.6b to Alliant Energy’s Form 10-K for the year 2010 (File No. 1-9894))

10.3c#	DLIP, for director-level employees, amended in 2012 (incorporated by reference to Exhibit 10.5c to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3d#	Form of Restricted Cash Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5d to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.3e#	Form of Performance Restricted Award Agreement pursuant to the DLIP, amended in 2012 (incorporated by reference to Exhibit 10.5e to Alliant Energy’s Form 10-K for the year 2011 (File No. 1-9894))

10.4#	DCP, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated December 8, 2010 (File No. 1-9894))

10.4a#	Amendment to the DCP, as amended and restated (incorporated by reference to Exhibit 10.2 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.5#	Alliant Energy Rabbi Trust Agreement for DCPs (incorporated by reference to Exhibit 10.19 to Alliant Energy’s Form 10-K for the year 2005 (File No. 1-9894))

10.6#	Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-9894))

10.6a#	Amendment to the Alliant Energy Excess Retirement Plan (incorporated by reference to Exhibit 10.4 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.7#
Form of SRP Agreement by and between Alliant Energy and each of T.L. Aller, T.L. Hanson, P.L. Kampling and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated December 10, 2008 (File No. 1-9894))

10.8#	Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 10-Q for the quarter ended September 30, 2010 (File No. 1-9894))

10.8a#	Amendment to the Alliant Energy Defined Contribution SRP (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.9#	Form of KEESA, by and between Alliant Energy and P.L. Kampling (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated October 27, 2010 (File No. 1-9894))

10.10#
Form of KEESA, by and between Alliant Energy and each of T.L. Aller, J.H. Gallegos, T.L. Hanson, D.R. Kopp and J.O. Larsen (incorporated by reference to Exhibit 10.3 to Alliant Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-9894))

10.11#
Form of Amendment Number One to KEESA, by and between Alliant Energy and each of P.L. Kampling, T.L. Aller, J.H. Gallegos, T.L. Hanson, D.R. Kopp and J.O. Larsen (incorporated by reference to Exhibit 10.6 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.12#
Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description, effective March 19, 2008 (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, dated March 19, 2008 (File No. 1-9894))

10.12a#
Amendment to the Executive Severance Benefit under the Alliant Energy Severance Plan Summary Plan Description (incorporated by reference to Exhibit 10.5 to Alliant Energy’s Form 8-K, dated December 1, 2011 (File No. 1-9894))

10.13#	Executive Employee Reimbursement Agreement, by and between Alliant Energy and R.J. Durian

10.14#	Summary of Compensation and Benefits for Non-Employee Directors of Alliant Energy, IPL and WPL, effective January 1, 2014

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges for WPL

21.1	Subsidiaries of Alliant Energy

21.2	Subsidiaries of WPL

23.1	Consent of Independent Registered Public Accounting Firm for Alliant Energy

23.2	Consent of Independent Registered Public Accounting Firm for IPL

23.3	Consent of Independent Registered Public Accounting Firm for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior VP and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior VP and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior VP and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement.
* Filed as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) Alliant Energy’s, IPL’s and WPL’s Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (iv) Alliant Energy’s, IPL’s and WPL’s Consolidated Statements of Common Equity for the years ended December 31, 2013, 2012 and 2011; and (v) the Combined Notes to Consolidated Financial Statements.