Form 10-Q
period 2014-03-31
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2014-05-02
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of March 31, 2014:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,937,182 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2013
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
Court	U.S. District Court for the Western District of Wisconsin
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
D.C. Circuit Court	U.S. Court of Appeals for the D.C. Circuit
DCP	Deferred Compensation Plan
Dth	Dekatherm
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPB	Emissions Plan and Budget
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HDD	Heating degree days
IPL	Interstate Power and Light Company
IPO	Initial public offering
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Jo-Carroll	Jo-Carroll Energy, Inc.
Kewaunee	Kewaunee Nuclear Power Plant
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MidAmerican	MidAmerican Energy Company
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards

Abbreviation or Acronym	Definition
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
RMT	RMT, Inc.
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
SSR	System Support Resource
TransData	TransData, Inc.
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC
XBRL	Extensible Business Reporting Language

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not of historical fact are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified as such because the statements include words such as “may,” “believe,” “expect,” “anticipate,” “plan,” “project,” “will,” “projections,” “estimate,” or other words of similar import. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties of Alliant Energy, IPL and WPL that could materially affect actual results include:

•	federal and state regulatory or governmental actions, including the impact of energy, tax, financial and health care legislation, and of regulatory agency orders;

•
IPL’s and WPL’s ability to obtain adequate and timely rate relief to allow for, among other things, the recovery of fuel costs, operating costs, transmission costs, deferred expenditures, capital expenditures, and remaining costs related to EGUs that may be permanently closed, earning their authorized rates of return, and the payments to their parent of expected levels of dividends;

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s proposed retail electric base rate freeze in Iowa during 2014 through 2016;

•	the impact of WPL’s proposed retail electric and gas base rate freeze in Wisconsin during 2015 and 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of energy efficiency, franchise retention and customer-owned generation on sales volumes and margins;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of its natural gas-fired EGU in Iowa, WPL’s potential generation investment, Resources’ selling price of the electricity output from its Franklin County wind project, the potential decommissioning of certain EGUs of IPL and WPL, and the proposed sales of IPL’s electric and gas distribution assets in Minnesota;

•
issues related to the availability of EGUs and the supply and delivery of fuel and purchased electricity and the price thereof, including the ability to recover and to retain the recovery of purchased power, fuel and fuel-related costs through rates in a timely manner;

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

•	the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, or third parties, such as the Sierra Club;

•	the ability to recover through rates all environmental compliance and remediation costs, including costs for projects put on hold due to uncertainty of future environmental laws and regulations;

•	impacts that storms or natural disasters in IPL’s and WPL’s service territories may have on their operations and recovery of, and rate relief for, costs associated with restoration activities;

•	the direct or indirect effects resulting from terrorist incidents, including physical attacks and cyber attacks, or responses to such incidents;

•
the impact of penalties or third-party claims related to, or in connection with, a failure to maintain the security of personally identifiable information, including associated costs to notify affected persons and to mitigate their information security concerns;

•
impacts of future tax benefits from deductions for repairs expenditures and allocation of mixed service costs and temporary differences from historical tax benefits from such deductions that are included in rates when the differences reverse in future periods;

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

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable EGUs and risks related to recovery of resulting incremental costs through rates;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

•
the ability to successfully complete tax audits, changes in tax accounting methods, including changes required by new tangible property regulations, and appeals with no material impact on earnings and cash flows; and

•	factors listed in MDA and Risk Factors in Item 1A in the 2013 Form 10-K.

Alliant Energy, IPL and WPL each assume no obligation, and disclaim any duty, to update the forward-looking statements in this report, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$675.8	$633.2
Gas	240.7	197.3
Other	22.8	17.2
Non-regulated	13.5	11.9
Total operating revenues	952.8	859.6
Operating expenses:
Utility:
Electric production fuel and energy purchases	213.9	179.1
Purchased electric capacity	24.8	57.0
Electric transmission service	114.1	103.7
Cost of gas sold	161.9	128.0
Other operation and maintenance	161.0	150.2
Non-regulated operation and maintenance	1.3	2.2
Depreciation and amortization	95.5	92.6
Taxes other than income taxes	26.1	26.1
Total operating expenses	798.6	738.9
Operating income	154.2	120.7
Interest expense and other:
Interest expense	45.2	42.6
Equity income from unconsolidated investments, net	(11.4)	(10.7)
Allowance for funds used during construction	(9.1)	(5.6)
Interest income and other	(1.7)	(0.8)
Total interest expense and other	23.0	25.5
Income from continuing operations before income taxes	131.2	95.2
Income taxes	20.6	12.1
Income from continuing operations, net of tax	110.6	83.1
Loss from discontinued operations, net of tax	—	(3.0)
Net income	110.6	80.1
Preferred dividend requirements of subsidiaries	2.6	10.2
Net income attributable to Alliant Energy common shareowners	$108.0	$69.9
Weighted average number of common shares outstanding (basic and diluted)	110.8	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.97	$0.66
Loss from discontinued operations, net of tax	—	(0.03)
Net income	$0.97	$0.63
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$108.0	$72.9
Loss from discontinued operations, net of tax	—	(3.0)
Net income attributable to Alliant Energy common shareowners	$108.0	$69.9
Dividends declared per common share	$0.51	$0.47

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant	$9,510.8	$9,415.7
Gas plant	918.8	909.9
Other plant	550.8	547.9
Accumulated depreciation	(3,789.5)	(3,726.2)
Net plant	7,190.9	7,147.3
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls (WPL)	274.6	265.0
Ottumwa Generating Station Unit 1 emission controls (IPL)	144.0	135.1
George Neal Generating Station Unit 3 emission controls (IPL)	59.6	54.6
Other	252.2	223.2
Other, less accumulated depreciation	22.3	22.3
Total utility	7,943.6	7,847.5
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	247.2	249.4
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	235.4	229.6
Total non-regulated and other	482.6	479.0
Total property, plant and equipment	8,426.2	8,326.5
Current assets:
Cash and cash equivalents	14.5	9.8
Accounts receivable, less allowance for doubtful accounts:
Customer	106.6	81.8
Unbilled utility revenues	78.3	92.3
Other	311.7	299.2
Production fuel, at weighted average cost	68.8	103.6
Materials and supplies, at weighted average cost	72.1	69.6
Gas stored underground, at weighted average cost	10.1	38.6
Regulatory assets	64.4	53.9
Other	209.7	262.4
Total current assets	936.2	1,011.2
Investments:
Investment in American Transmission Company LLC	276.9	272.1
Other	56.0	57.5
Total investments	332.9	329.6
Other assets:
Regulatory assets	1,352.9	1,359.3
Deferred charges and other	68.6	85.8
Total other assets	1,421.5	1,445.1
Total assets	$11,116.8	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,937,182 and 110,943,669 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,506.4	1,507.8
Retained earnings	1,832.2	1,780.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Shares in deferred compensation trust - 224,076 and 227,469 shares at a weighted average cost of $35.89 and $35.25 per share	(8.0)	(8.0)
Total Alliant Energy Corporation common equity	3,331.5	3,281.4
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	1.7	1.8
Total equity	3,533.2	3,483.2
Long-term debt, net (excluding current portion)	2,980.6	2,977.8
Total capitalization	6,513.8	6,461.0
Current liabilities:
Current maturities of long-term debt	358.8	358.5
Commercial paper	221.3	279.4
Accounts payable	388.1	365.0
Regulatory liabilities	224.5	196.6
Other	191.5	233.8
Total current liabilities	1,384.2	1,433.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	2,141.7	2,112.7
Regulatory liabilities	611.9	624.9
Pension and other benefit obligations	203.0	206.6
Other	262.2	273.9
Total long-term liabilities and deferred credits	3,218.8	3,218.1
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$11,116.8	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$110.6	$80.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	95.5	92.6
Other amortizations	15.1	9.7
Deferred taxes and investment tax credits	35.9	22.5
Equity income from unconsolidated investments, net	(11.4)	(10.7)
Distributions from equity method investments	9.4	8.9
Other	(7.2)	(3.6)
Other changes in assets and liabilities:
Accounts receivable	(55.6)	(12.9)
Sales of accounts receivable	46.0	(30.0)
Production fuel	34.8	3.3
Gas stored underground	28.5	28.7
Regulatory assets	(20.7)	19.9
Accounts payable	25.4	1.5
Derivative liabilities	(11.8)	(23.3)
Other	(0.9)	11.9
Net cash flows from operating activities	293.6	198.6
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(159.0)	(153.2)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(14.0)	(14.1)
Proceeds from Franklin County wind project cash grant	—	62.4
Other	(3.8)	(14.8)
Net cash flows used for investing activities	(176.8)	(119.7)
Cash flows used for financing activities:
Common stock dividends	(56.5)	(52.2)
Preferred dividends paid by subsidiaries	(2.6)	(3.8)
Payments to redeem cumulative preferred stock of IPL and WPL	—	(211.0)
Proceeds from issuance of cumulative preferred stock of IPL	—	200.0
Net change in commercial paper	(58.1)	10.9
Other	5.1	9.4
Net cash flows used for financing activities	(112.1)	(46.7)
Net increase in cash and cash equivalents	4.7	32.2
Cash and cash equivalents at beginning of period	9.8	21.2
Cash and cash equivalents at end of period	$14.5	$53.4
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$41.4	$43.5
Income taxes, net of refunds	($3.9)	$2.3
Significant non-cash investing and financing activities:
Accrued capital expenditures	$85.9	$99.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions)
Operating revenues:
Electric utility	$374.2	$350.2
Gas utility	135.7	114.3
Steam and other	19.0	13.4
Total operating revenues	528.9	477.9
Operating expenses:
Electric production fuel and energy purchases	115.2	96.7
Purchased electric capacity	24.8	41.4
Electric transmission service	83.6	74.6
Cost of gas sold	88.1	72.1
Other operation and maintenance	97.2	90.5
Depreciation and amortization	48.7	47.6
Taxes other than income taxes	13.8	13.9
Total operating expenses	471.4	436.8
Operating income	57.5	41.1
Interest expense and other:
Interest expense	22.5	19.6
Allowance for funds used during construction	(6.0)	(3.8)
Interest income and other	—	(0.1)
Total interest expense and other	16.5	15.7
Income before income taxes	41.0	25.4
Income tax benefit	(5.0)	(6.1)
Net income	46.0	31.5
Preferred dividend requirements	2.6	8.6
Earnings available for common stock	$43.4	$22.9
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$5,089.0	$5,034.9
Gas plant	463.5	456.8
Steam and other plant	304.3	302.8
Accumulated depreciation	(2,055.5)	(2,025.3)
Net plant	3,801.3	3,769.2
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	144.0	135.1
George Neal Generating Station Unit 3 emission controls	59.6	54.6
Other	168.1	156.7
Other, less accumulated depreciation	21.3	21.2
Total property, plant and equipment	4,194.3	4,136.8
Current assets:
Cash and cash equivalents	5.8	4.4
Accounts receivable, less allowance for doubtful accounts	257.5	246.9
Production fuel, at weighted average cost	54.6	75.6
Materials and supplies, at weighted average cost	40.6	39.4
Gas stored underground, at weighted average cost	5.6	18.9
Regulatory assets	26.6	28.5
Other	106.6	122.2
Total current assets	497.3	535.9
Investments	18.6	18.6
Other assets:
Regulatory assets	1,091.4	1,085.0
Deferred charges and other	29.0	29.7
Total other assets	1,120.4	1,114.7
Total assets	$5,830.6	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,182.8	1,152.8
Retained earnings	501.9	493.5
Total Interstate Power and Light Company common equity	1,718.1	1,679.7
Cumulative preferred stock	200.0	200.0
Total equity	1,918.1	1,879.7
Long-term debt, net (excluding current portion)	1,520.2	1,520.0
Total capitalization	3,438.3	3,399.7
Current liabilities:
Current maturities of long-term debt	38.4	38.4
Accounts payable	214.7	187.1
Accounts payable to associated companies	0.3	29.1
Regulatory liabilities	155.2	143.8
Accrued taxes	37.4	51.1
Other	61.9	74.8
Total current liabilities	507.9	524.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,216.0	1,193.0
Regulatory liabilities	448.8	471.1
Pension and other benefit obligations	47.9	48.6
Other	171.7	169.3
Total other long-term liabilities and deferred credits	1,884.4	1,882.0
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$5,830.6	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$46.0	$31.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48.7	47.6
Deferred tax expense (benefit) and investment tax credits	12.4	(10.7)
Other	(2.3)	(0.7)
Other changes in assets and liabilities:
Accounts receivable	(48.9)	(34.7)
Sales of accounts receivable	46.0	(30.0)
Production fuel	21.0	0.8
Accounts payable	28.8	8.1
Accounts payable to associated companies	(28.8)	8.1
Regulatory liabilities	(9.0)	14.7
Deferred income taxes	20.3	23.4
Other	(28.6)	7.1
Net cash flows from operating activities	105.6	65.2
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(91.1)	(77.5)
Other	(5.5)	(5.7)
Net cash flows used for investing activities	(96.6)	(83.2)
Cash flows from (used for) financing activities:
Common stock dividends	(35.0)	(31.6)
Preferred stock dividends	(2.6)	(3.2)
Capital contributions from parent	30.0	30.0
Payments to redeem cumulative preferred stock	—	(150.0)
Proceeds from issuance of cumulative preferred stock	—	200.0
Net change in commercial paper	—	(41.3)
Other	—	14.3
Net cash flows from (used for) financing activities	(7.6)	18.2
Net increase in cash and cash equivalents	1.4	0.2
Cash and cash equivalents at beginning of period	4.4	4.5
Cash and cash equivalents at end of period	$5.8	$4.7
Supplemental cash flows information:
Cash paid during the period for:
Interest	$19.3	$21.1
Income taxes, net of refunds	$1.5	$4.8
Significant non-cash investing and financing activities:
Accrued capital expenditures	$46.3	$60.7

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions)
Operating revenues:
Electric utility	$301.6	$283.0
Gas utility	105.0	83.0
Other	3.8	3.8
Total operating revenues	410.4	369.8
Operating expenses:
Electric production fuel and energy purchases	98.7	82.4
Purchased electric capacity	—	15.6
Electric transmission service	30.5	29.1
Cost of gas sold	73.8	55.9
Other operation and maintenance	63.8	59.7
Depreciation and amortization	44.7	43.1
Taxes other than income taxes	11.2	11.3
Total operating expenses	322.7	297.1
Operating income	87.7	72.7
Interest expense and other:
Interest expense	21.1	21.3
Equity income from unconsolidated investments	(11.4)	(10.8)
Allowance for funds used during construction	(3.1)	(1.8)
Interest income and other	—	(0.1)
Total interest expense and other	6.6	8.6
Income before income taxes	81.1	64.1
Income taxes	26.3	20.5
Net income	54.8	43.6
Preferred dividend requirements	—	1.6
Earnings available for common stock	$54.8	$42.0
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$4,421.8	$4,380.8
Gas plant	455.3	453.1
Other plant	246.5	245.1
Accumulated depreciation	(1,734.0)	(1,700.9)
Net plant	3,389.6	3,378.1
Leased Sheboygan Falls Energy Facility, less accumulated amortization	69.3	70.9
Construction work in progress:
Columbia Energy Center Units 1 and 2 emission controls	274.6	265.0
Other	84.1	66.5
Other, less accumulated depreciation	1.0	1.1
Total property, plant and equipment	3,818.6	3,781.6
Current assets:
Cash and cash equivalents	4.9	0.5
Accounts receivable, less allowance for doubtful accounts:
Customer	98.8	73.0
Unbilled utility revenues	78.3	92.3
Other	39.7	33.1
Production fuel, at weighted average cost	14.2	28.0
Materials and supplies, at weighted average cost	29.6	28.9
Gas stored underground, at weighted average cost	4.5	19.7
Regulatory assets	37.8	25.4
Other	92.5	101.7
Total current assets	400.3	402.6
Investments:
Investment in American Transmission Company LLC	276.9	272.1
Other	17.9	19.5
Total investments	294.8	291.6
Other assets:
Regulatory assets	261.5	274.3
Deferred charges and other	38.5	54.3
Total other assets	300.0	328.6
Total assets	$4,813.7	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	March 31, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.0	959.0
Retained earnings	642.3	617.2
Total Wisconsin Power and Light Company common equity	1,667.5	1,642.4
Noncontrolling interest	2.6	—
Total equity	1,670.1	1,642.4
Long-term debt, net (excluding current portion)	1,323.7	1,323.6
Total capitalization	2,993.8	2,966.0
Current liabilities:
Current maturities of long-term debt	8.5	8.5
Commercial paper	155.5	183.7
Accounts payable	114.2	120.0
Accounts payable to associated companies	20.2	26.0
Regulatory liabilities	69.3	52.8
Other	64.0	60.5
Total current liabilities	431.7	451.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	902.0	897.1
Regulatory liabilities	163.1	153.8
Capital lease obligations - Sheboygan Falls Energy Facility	93.3	94.5
Pension and other benefit obligations	87.4	88.4
Other	142.4	153.1
Total long-term liabilities and deferred credits	1,388.2	1,386.9
Commitments and contingencies (Note 13)
Total capitalization and liabilities	$4,813.7	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$54.8	$43.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	44.7	43.1
Other amortizations	12.8	7.1
Deferred taxes and investment tax credits	20.8	26.7
Equity income from unconsolidated investments	(11.4)	(10.8)
Distributions from equity method investments	9.4	8.9
Other	(2.1)	(1.3)
Other changes in assets and liabilities:
Regulatory assets	(10.9)	13.3
Derivative assets	(19.8)	(2.4)
Accrued taxes	5.4	(24.3)
Regulatory liabilities	26.1	5.8
Other	(1.1)	(4.3)
Net cash flows from operating activities	128.7	105.4
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(67.9)	(75.7)
Other	(2.6)	(0.4)
Net cash flows used for investing activities	(70.5)	(76.1)
Cash flows used for financing activities:
Common stock dividends	(29.7)	(29.1)
Payments to redeem cumulative preferred stock	—	(61.0)
Net change in commercial paper	(28.2)	73.4
Other	4.1	(4.9)
Net cash flows used for financing activities	(53.8)	(21.6)
Net increase in cash and cash equivalents	4.4	7.7
Cash and cash equivalents at beginning of period	0.5	0.7
Cash and cash equivalents at end of period	$4.9	$8.4
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$23.2	$23.4
Income taxes, net of refunds	($0.6)	$25.9
Significant non-cash investing and financing activities:
Accrued capital expenditures	$33.7	$35.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented.

(2) REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Tax-related	$834.0	$829.7	$808.3	$798.6	$25.7	$31.1
Pension and OPEB costs	351.8	355.3	172.6	174.2	179.2	181.1
AROs	68.5	65.7	38.6	36.7	29.9	29.0
Environmental-related costs	27.8	25.0	23.0	21.0	4.8	4.0
Emission allowances	29.2	30.0	29.2	30.0	—	—
Derivatives	9.1	21.1	2.5	5.9	6.6	15.2
Other	96.9	86.4	43.8	47.1	53.1	39.3
	$1,417.3	$1,413.2	$1,118.0	$1,113.5	$299.3	$299.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Cost of removal obligations	$420.0	$418.9	$279.3	$277.7	$140.7	$141.2
IPL’s tax benefit riders	239.8	265.4	239.8	265.4	—	—
Energy efficiency cost recovery	64.1	52.7	14.9	9.3	49.2	43.4
Derivatives	33.3	7.2	8.8	3.6	24.5	3.6
IPL’s electric transmission cost recovery	21.2	14.6	21.2	14.6	—	—
IPL’s electric transmission assets sale	18.8	21.6	18.8	21.6	—	—
Other	39.2	41.1	21.2	22.7	18.0	18.4
	$836.4	$821.5	$604.0	$614.9	$232.4	$206.6

Derivatives - Refer to Note 12 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. For the three months ended March 31, 2014, Alliant Energy and IPL utilized “IPL’s tax benefit riders” regulatory liabilities to credit IPL’s Iowa retail electric and gas customers’ bills as follows (in millions):

Electric tax benefit rider	$23
Gas tax benefit rider	3
$26

Refer to Note 8 for additional details regarding the tax benefit riders.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In April 2014, after discussions with PSCW staff and intervener groups, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2015 and 2016. The filing requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. WPL currently expects a decision from the PSCW regarding this rate filing in the second quarter of 2014.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In March 2014, after reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. IPL currently expects a decision from the IUB regarding the settlement agreement in the second quarter of 2014.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) -
Electric Tax Benefit Rider - In 2013, the IUB authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills by $24 million in 2013 and $15 million in 2014 to recognize the revenue requirement impact of the changes in tax accounting methods. For the three months ended March 31, 2014 and 2013, both Alliant Energy and IPL recognized $3.9 million and $5.5 million, respectively, of the revenue requirement adjustment resulting in increases to electric revenues in their income statements. The revenue requirement adjustment was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In December 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014 to reflect anticipated increases in retail fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through March 31, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs during the first quarter of 2014. As of March 31, 2014, Alliant Energy and WPL recorded $10 million in “Regulatory assets” on their balance sheets for fuel-related costs incurred in the first quarter of 2014 that are expected to fall outside the approved bandwidth for 2014. The $10 million of deferred fuel-related costs is included in “Other” in Alliant Energy’s and WPL’s regulatory assets table above.

(3) RECEIVABLES
(a) Sales of Accounts Receivable - IPL maintains a Receivables Agreement whereby it may sell its customer accounts receivables, unbilled revenues and certain other accounts receivables to a third party through wholly-owned and consolidated special purpose entities. The transfers of receivables meet the criteria for sale accounting established by the transfer of financial assets accounting rules. In March 2014, IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables. In exchange for the receivables sold, cash proceeds are received from the third party, and deferred proceeds are recorded in accounts receivable on Alliant Energy’s and IPL’s balance sheets.

As of March 31, 2014 and December 31, 2013, IPL sold $251.6 million and $238.0 million aggregate amounts of receivables, respectively. Maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three months ended March 31 were as follows (in millions):

	2014	2013
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$75.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	27.6	139.2
Costs incurred	0.2	0.3

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	March 31, 2014	December 31, 2013
Customer accounts receivable	$183.9	$151.6
Unbilled utility revenues	67.6	86.2
Other receivables	0.1	0.2
Receivables sold	251.6	238.0
Less: cash proceeds (a)	75.0	29.0
Deferred proceeds	176.6	209.0
Less: allowance for doubtful accounts	5.8	5.5
Fair value of deferred proceeds	$170.8	$203.5
Outstanding receivables past due	$27.4	$21.5

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three months ended March 31 were as follows (in millions):

	2014	2013
Collections reinvested in receivables	$541.4	$491.3
Credit losses, net of recoveries	2.5	1.9

(b) Whiting Petroleum Tax Sharing Agreement - Prior to an IPO of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Resources the final payment of $26 million in March 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions and resulted in a decrease in “Prepayments and other” on Alliant Energy’s balance sheet in 2014. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement for the three months ended March 31, 2014.

(4) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three months ended March 31 was as follows (in millions):

	Alliant Energy		WPL
	2014	2013	2014	2013
ATC	($11.2)	($10.3)	($11.2)	($10.3)
Other	(0.2)	(0.4)	(0.2)	(0.5)
	($11.4)	($10.7)	($11.4)	($10.8)

WPL’s Noncontrolling Interest - As of December 31, 2013, WPL, through its ownership interest in WPL Transco, held a 16% ownership interest in ATC. In January 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. ATI is expected to fund future capital contributions that WPL Transco will make to ATC. The first such contribution by ATI was in the first quarter of 2014. As of March 31, 2014, WPL’s noncontrolling interest reflects ATI’s ownership interest in WPL Transco, which was presented in total equity on WPL’s balance sheet.

As a result of ATI funding future capital contributions to ATC, WPL’s ownership interest in WPL Transco is expected to decrease over time and ATI’s ownership interest in WPL Transco is expected to increase over time. WPL Transco’s equity income from ATC and future ATC dividends received by WPL Transco will be allocated between WPL and ATI based on their respective ownership interests at the time the equity income is generated and at the time of the dividend payments. Alliant Energy’s aggregate investment in ATC is not expected to change as a result of WPL Transco’s amended operating agreement.

(5) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2014	110,943,669
Equity-based compensation plans (Note 9(b))	37,049
Other	(43,536)
Shares outstanding, March 31, 2014	110,937,182

Dividend Restrictions - As of March 31, 2014, IPL’s amount of retained earnings that were free of dividend restrictions was $502 million. As of March 31, 2014, WPL’s amount of retained earnings that were free of dividend restrictions was $89 million for the remainder of 2014.

Restricted Net Assets of Subsidiaries - As of March 31, 2014, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.2 billion and $1.6 billion, respectively.

Capital Transactions with Subsidiaries - For the three months ended March 31, 2014, IPL received capital contributions of $30.0 million from its parent company. For the three months ended March 31, 2014, IPL and WPL each paid common stock dividends of $35.0 million and $29.7 million, respectively, to its parent company.

Comprehensive Income - For the three months ended March 31, 2014 and 2013, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three months ended March 31, 2014 and 2013, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(6) REDEEMABLE PREFERRED STOCK
IPL - In March 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge during the three months ended March 31, 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

WPL - In March 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge during the three months ended March 31, 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

Refer to Note 11 for information on the fair value of cumulative preferred stock.

(7) DEBT
Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
March 31, 2014	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$221.3	$65.8	$—	$155.5
Weighted average remaining maturity	1 day	1 day	N/A	2 days
Weighted average interest rates	0.1%	0.2%	N/A	0.1%
Available credit facility capacity	$778.7	$234.2	$300.0	$244.5

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2014	2013	2014	2013	2014	2013
Maximum amount outstanding (based on daily outstanding balances)	$316.2	$243.4	$10.0	$26.3	$204.7	$160.0
Average amount outstanding (based on daily outstanding balances)	$275.6	$170.8	$0.3	$4.8	$173.0	$72.9
Weighted average interest rates	0.1%	0.3%	0.2%	0.4%	0.1%	0.2%

(8) INCOME TAXES
Income Tax Rates - The provision for income taxes for earnings from continuing operations is based on an estimated annual effective income tax rate that excludes the impact of significant unusual or infrequently occurring items, discontinued operations or extraordinary items. The overall income tax rates shown in the following table were computed by dividing income tax expense (benefit) by income from continuing operations before income taxes.

	Alliant Energy		IPL		WPL
Three Months Ended March 31	2014	2013	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(11.9)	(12.8)	(31.2)	(37.3)	—	—
Production tax credits	(6.7)	(7.5)	(8.3)	(9.7)	(6.4)	(6.9)
Effect of rate-making on property-related differences	(5.3)	(5.0)	(12.4)	(14.0)	(1.0)	(0.3)
Other items, net	4.6	3.0	4.7	2.0	4.8	4.2
Overall income tax rate	15.7%	12.7%	(12.2%)	(24.0%)	32.4%	32.0%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Production tax credits - For the three months ended March 31, details regarding production tax credits (net of state tax impacts) related to various wind projects are as follows (dollars in millions):

	End of Production	Nameplate	Production Tax Credits
	Tax Credit Generation	Capacity in MW	2014	2013
Cedar Ridge (WPL)	December 2018	68	$1.2	$1.2
Bent Tree - Phase I (WPL)	February 2021	201	4.2	3.5
Subtotal (WPL)			5.4	4.7
Whispering Willow - East (IPL)	December 2019	200	4.6	3.9
			$10.0	$8.6

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by certain property-related differences for which deferred tax is not recognized in the income statement pursuant to rate-making principles, substantially all of which relates to IPL.

Deferred Tax Assets and Liabilities - For the three months ended March 31, 2014, Alliant Energy’s, IPL’s and WPL’s current deferred tax assets decreased $22.9 million, $9.8 million and $10.7 million, respectively. These decreases in current deferred tax assets were primarily due to a decrease in the estimated amount of net operating losses expected to be utilized during the next 12 months.

For the three months ended March 31, 2014, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $29.0 million, $23.0 million and $4.9 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences resulting from bonus depreciation deductions and the effect of rate-making on property-related differences recorded during the three months ended March 31, 2014.

Carryforwards - At March 31, 2014, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$697	$239	2029
State net operating losses	681	34	2018
Federal tax credits	181	178	2022
		$451

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$303	$104	2029
State net operating losses	172	8	2018
Federal tax credits	59	58	2022
		$170

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$302	$103	2029
State net operating losses	96	5	2018
Federal tax credits	64	62	2022
		$170

(9) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans for the three months ended March 31 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively.

	Defined Benefit Pension Plans		OPEB Plans
Alliant Energy	2014	2013	2014	2013
Service cost	$3.3	$3.9	$1.3	$1.6
Interest cost	13.5	12.3	2.4	2.1
Expected return on plan assets	(18.7)	(18.5)	(2.1)	(2.0)
Amortization of prior service cost (credit)	—	0.1	(3.0)	(3.0)
Amortization of actuarial loss	4.8	9.0	0.6	1.2
	$2.9	$6.8	($0.8)	($0.1)

	Defined Benefit Pension Plans		OPEB Plans
IPL	2014	2013	2014	2013
Service cost	$1.8	$2.2	$0.6	$0.7
Interest cost	6.3	5.7	1.0	0.9
Expected return on plan assets	(9.0)	(8.8)	(1.5)	(1.4)
Amortization of prior service credit	—	—	(1.6)	(1.6)
Amortization of actuarial loss	2.0	3.8	0.3	0.7
	$1.1	$2.9	($1.2)	($0.7)

	Defined Benefit Pension Plans		OPEB Plans
WPL	2014	2013	2014	2013
Service cost	$1.2	$1.4	$0.5	$0.6
Interest cost	5.7	5.2	1.0	0.8
Expected return on plan assets	(8.1)	(8.0)	(0.3)	(0.3)
Amortization of prior service cost (credit)	0.1	0.1	(1.0)	(1.0)
Amortization of actuarial loss	2.3	4.3	0.3	0.5
	$1.2	$3.0	$0.5	$0.6

Corporate Services provides services to IPL and WPL, and as a result, IPL and WPL are allocated pension and OPEB costs (credits) associated with Corporate Services employees. Such costs (credits) are allocated to IPL and WPL based on labor costs of plan participants. The following table includes the allocated qualified and non-qualified pension and OPEB costs (credits) associated with Corporate Services employees providing services to IPL and WPL for the three months ended March 31 (in millions):

	Pension Benefits Costs		OPEB Credits
	2014	2013	2014	2013
IPL	$0.4	$0.5	($0.1)	($0.1)
WPL	0.3	0.3	—	—

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three months ended March 31, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy		IPL (a)		WPL (a)
	2014	2013	2014	2013	2014	2013
401(k) costs	$5.9	$5.4	$3.1	$2.8	$2.6	$2.3

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three months ended March 31 was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Compensation expense	$3.1	$2.7	$1.7	$1.4	$1.3	$1.1
Income tax benefits	1.3	1.1	0.7	0.6	0.5	0.5

As of March 31, 2014, total unrecognized compensation cost related to share-based compensation awards was $11.9 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity was as follows:

	2014	2013
Nonvested shares, January 1	139,940	145,277
Granted	51,221	49,093
Vested	(45,235)	(54,430)
Nonvested shares, March 31	145,926	139,940

During the three months ended March 31, 2014 and 2013, certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance shares vested	45,235	54,430
Percentage of target number of performance shares	147.5%	197.5%
Aggregate payout value (in millions)	$3.4	$4.8
Payout - cash (in millions)	$2.9	$4.4
Payout - common stock shares issued	4,810	4,177

Performance Units - A summary of the performance units activity was as follows:

	2014	2013
Nonvested units, January 1	65,912	64,969
Granted	20,422	22,201
Vested	(20,751)	(19,760)
Forfeited	(311)	(1,013)
Nonvested units, March 31	65,272	66,397

During the three months ended March 31, 2014 and 2013, certain performance units vested, resulting in cash payouts as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance units vested	20,751	19,760
Percentage of target number of performance units	147.5%	197.5%
Payout value (in millions)	$1.2	$1.3

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at March 31, 2014, by year of grant, were as follows:

	Performance Shares			Performance Units
	2014 Grant	2013 Grant	2012 Grant	2014 Grant	2013 Grant	2012 Grant
Nonvested awards	51,221	49,093	45,612	20,422	21,726	23,124
Alliant Energy common stock closing price on March 31, 2014	$56.81	$56.81	$56.81
Alliant Energy common stock closing price on grant date				$53.77	$47.58	$43.05
Estimated payout percentage based on performance criteria	100%	118%	119%	100%	118%	119%
Fair values of each nonvested award	$56.81	$67.04	$67.60	$53.77	$56.14	$51.23

At March 31, 2014, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	158,922	$42.71	211,651	$32.42
Granted	51,221	53.77	49,093	47.58
Vested (a)	(90,847)	40.91	—	—
Forfeited (b)	(18,982)	38.75	(101,822)	23.67
Nonvested shares, March 31	100,314	50.74	158,922	42.71

(a)	In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

(b)	In 2013, 101,822 performance contingent restricted shares granted in 2009 were forfeited because the specified performance criteria for such shares were not met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2014	2013
Nonvested awards, January 1	96,977	59,639
Granted	42,446	39,530
Vested (a)	(55,517)	—
Forfeited	(3,406)	—
Nonvested awards, March 31	80,500	99,169

(a)	In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

(10) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Balance, January 1	$109.7	$101.5	$47.9	$45.5	$52.4	$46.9
Liabilities settled	(0.5)	(0.1)	(0.3)	—	(0.2)	(0.1)
Liabilities incurred (a)	16.5	—	16.3	—	0.2	—
Accretion expense	1.0	1.0	0.5	0.5	0.4	0.4
Balance, March 31	$126.7	$102.4	$64.4	$46.0	$52.8	$47.2

(a)	In 2014, IPL recorded AROs of $12.0 million related to its Sutherland Generating Station.

(11) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
March 31, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$41.3	$41.3	$15.9	$15.9	$25.4	$25.4
Deferred proceeds (sales of receivables) (Note 3(a))	170.8	170.8	170.8	170.8	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	3,339.4	3,819.8	1,558.6	1,779.6	1,332.2	1,582.5
Cumulative preferred stock (Note 6)	200.0	183.8	200.0	183.8	—	—
Derivative liabilities (Note 12)	9.0	9.0	2.2	2.2	6.8	6.8

	Alliant Energy		IPL		WPL
December 31, 2013	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 12)	$26.7	$26.7	$21.1	$21.1	$5.6	$5.6
Deferred proceeds (sales of receivables) (Note 3(a))	203.5	203.5	203.5	203.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities)	3,336.3	3,712.3	1,558.4	1,726.4	1,332.1	1,532.9
Cumulative preferred stock (Note 6)	200.0	167.0	200.0	167.0	—	—
Derivative liabilities (Note 12)	20.8	20.8	5.2	5.2	15.6	15.6

Valuation Hierarchy - As of March 31, 2014 and December 31, 2013, Level 1 items included IPL’s 5.1% cumulative preferred stock. As of March 31, 2014 and December 31, 2013, Level 2 items included certain of IPL’s and WPL’s non-exchange traded commodity contracts and substantially all of the long-term debt instruments. As of March 31, 2014 and December 31, 2013, Level 3 items included IPL’s deferred proceeds, and IPL’s and WPL’s FTRs and certain non-exchange traded commodity contracts.

Valuation Techniques -
Derivative assets and derivative liabilities - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs, and risk policies are maintained that govern the use of such derivative instruments. As of March 31, 2014 and December 31, 2013, derivative instruments were not designated as hedging instruments and included the following:

Risk management purpose	Type of instrument
Mitigate pricing volatility for:
Electricity purchased to supply customers	Electric swap and physical forward contracts (IPL and WPL)
Fuel used to supply natural gas-fired EGUs	Natural gas swap contracts (IPL and WPL)
Natural gas options and physical forward contracts (WPL)
Natural gas supplied to retail customers	Natural gas options and physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Fuel used at coal-fired EGUs	Coal physical forward contract with volumetric optionality (IPL and WPL)
Optimize the value of natural gas pipeline capacity	Natural gas physical forward contracts (IPL and WPL)
Natural gas swap contracts (IPL)
Manage transmission congestion costs	FTRs (IPL and WPL)

Swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. A portion of these indicative price quotations were corroborated using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. Commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. Swap, option and physical forward commodity contracts were predominately at liquid trading points. FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 12 for additional details of derivative assets and derivative liabilities.

Level 3 inputs include observable and unobservable inputs used in the fair value measurements of commodity contracts. The observable inputs are obtained from third-party pricing sources, counterparties and brokers and include bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. The significant unobservable inputs used in the fair value measurement of commodity contracts are forecasted electricity, natural gas and coal prices, and the expected volatility of such prices. Significant changes in any of those inputs would result in a significantly lower or higher fair value measurement.

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 3(a) for additional information regarding deferred proceeds.

Long-term debt (including current maturities) - The fair value of long-term debt instruments was based on quoted market prices for similar liabilities at each reporting date or on a discounted cash flow methodology, which utilizes assumptions of current market pricing curves at each reporting date.

Cumulative preferred stock - The fair value of IPL’s 5.1% cumulative preferred stock was based on its closing market price quoted by the New York Stock Exchange at each reporting date. Refer to Note 6 for additional information regarding cumulative preferred stock.

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	March 31, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$41.3	$—	$11.2	$30.1	$26.7	$—	$4.7	$22.0
Deferred proceeds	170.8	—	—	170.8	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	3,819.8	—	3,816.5	3.3	3,712.3	—	3,711.8	0.5
Cumulative preferred stock	183.8	183.8	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	9.0	—	2.8	6.2	20.8	—	3.2	17.6

IPL	March 31, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$15.9	$—	$6.8	$9.1	$21.1	$—	$3.0	$18.1
Deferred proceeds	170.8	—	—	170.8	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	1,779.6	—	1,779.6	—	1,726.4	—	1,726.4	—
Cumulative preferred stock	183.8	183.8	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	2.2	—	0.9	1.3	5.2	—	1.7	3.5

WPL	March 31, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$25.4	$—	$4.4	$21.0	$5.6	$—	$1.7	$3.9
Capitalization and liabilities:
Long-term debt (including current maturities)	1,582.5	—	1,582.5	—	1,532.9	—	1,532.9	—
Derivatives - commodity contracts	6.8	—	1.9	4.9	15.6	—	1.5	14.1

Gains and losses from IPL’s and WPL’s derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities on the balance sheets.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2014	2013	2014	2013
Beginning balance, January 1	$4.4	$11.9	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	38.4	(2.4)	—	—
Transfers out of Level 3 (b)	—	3.6	—	—
Settlements (c)	(18.9)	(8.2)	(32.7)	55.3
Ending balance, March 31	$23.9	$4.9	$170.8	$122.1
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31 (a)	$31.0	($2.4)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended March 31	2014	2013	2014	2013
Beginning balance, January 1	$14.6	$12.5	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	4.2	(2.9)	—	—
Transfers out of Level 3 (b)	—	1.1	—	—
Settlements (c)	(11.0)	(6.4)	(32.7)	55.3
Ending balance, March 31	$7.8	$4.3	$170.8	$122.1
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at March 31 (a)	$3.1	($2.9)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended March 31	2014	2013
Beginning balance, January 1	($10.2)	($0.6)
Total net gains (realized/unrealized) included in changes in net assets (a)	34.2	0.5
Transfers out of Level 3 (b)	—	2.5
Settlements	(7.9)	(1.8)
Ending balance, March 31	$16.1	$0.6
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at March 31 (a)	$27.9	$0.5

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in regulatory assets and regulatory liabilities on the balance sheets.

(b)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

(c)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
March 31, 2014	$16.5	$7.4	$1.1	$6.7	$15.4	$0.7
December 31, 2013	(13.9)	18.3	(2.1)	16.7	(11.8)	1.6

(12) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 11 for detailed discussion of derivative instruments.

Notional Amounts - As of March 31, 2014, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2014	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	4,895	2,912	1,318	1,314	1,314	11,753
FTRs (MWhs)	3,037	—	—	—	—	3,037
Natural gas (Dths)	29,496	10,842	2,959	—	—	43,297
Coal (tons)	1,194	936	955	868	714	4,667
IPL
Electricity (MWhs)	1,955	722	—	—	—	2,677
FTRs (MWhs)	1,963	—	—	—	—	1,963
Natural gas (Dths)	20,185	8,815	2,504	—	—	31,504
Coal (tons)	203	—	216	129	184	732
WPL
Electricity (MWhs)	2,940	2,190	1,318	1,314	1,314	9,076
FTRs (MWhs)	1,074	—	—	—	—	1,074
Natural gas (Dths)	9,311	2,027	455	—	—	11,793
Coal (tons)	991	936	739	739	530	3,935

Financial Statement Presentation - Derivative instruments are recorded at fair value each reporting date on the balance sheet as assets or liabilities. The fair values of current derivative assets are included in “Other current assets,” non-current derivative assets are included in “Deferred charges and other,” current derivative liabilities are included in “Other current liabilities” and non-current derivative liabilities are included in “Other long-term liabilities and deferred credits” on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
Commodity contracts	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Current derivative assets	$31.5	$25.6	$15.4	$20.2	$16.1	$5.4
Non-current derivative assets	9.8	1.1	0.5	0.9	9.3	0.2
Current derivative liabilities	4.2	6.7	1.1	3.0	3.1	3.7
Non-current derivative liabilities	4.8	14.1	1.1	2.2	3.7	11.9

Changes in unrealized gains from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Three Months Ended March 31
Regulatory assets	$10.1	$9.5	$5.5	$2.7	$4.6	$6.8
Regulatory liabilities	48.1	16.4	12.1	8.8	36.0	7.6

Credit Risk-related Contingent Features - Various agreements contain credit risk-related contingent features, including requirements to maintain certain credit ratings and/or limitations on liability positions under the agreements based on credit ratings. Certain of these agreements with credit risk-related contingency features are accounted for as derivative instruments. In the event of a material change in creditworthiness or if liability positions exceed certain contractual limits, credit support may need to be provided in the form of letters of credit or cash collateral up to the amount of exposure under the contracts, or the contracts may need to be unwound and underlying liability positions paid. The aggregate fair value of all derivative instruments with credit risk-related contingent features in a net liability position, as well as amounts that would be required to be posted as credit support to counterparties by Alliant Energy, IPL or WPL if the most restrictive credit risk-related contingent features for derivative agreements in a net liability position were triggered, were as follows (in millions):

	March 31, 2014			December 31, 2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Aggregate fair value	$9.0	$2.2	$6.8	$20.8	$5.2	$15.6
Credit support to be posted if triggered	9.0	2.2	6.8	20.8	5.2	15.6

Balance Sheet Offsetting - The fair value amounts of derivative instruments subject to a master netting arrangement are not netted by counterparty on the balance sheets. However, if the fair value amounts of derivative instruments by counterparty were netted, derivative assets and derivative liabilities related to commodity contracts would have been presented on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
March 31, 2014
Derivative assets	$41.3	$32.3	$15.9	$9.7	$25.4	$22.6
Derivative liabilities	9.0	4.9	2.2	0.9	6.8	4.0
December 31, 2013
Derivative assets	26.7	23.5	21.1	19.5	5.6	4.0
Derivative liabilities	20.8	17.6	5.2	3.6	15.6	14.0

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. As of March 31, 2014, both Alliant Energy’s and IPL’s net derivative assets in the above table exclude $4.9 million of cash collateral posted by one counterparty.

In addition, trade receivables and payables associated with derivative assets and derivative liabilities are also subject to a master netting arrangement. At March 31, 2014 and December 31, 2013, the related cash collateral and trade payables and receivables were not material and were not included in the above table.

(13) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various capital purchase obligations contain minimum future commitments related to capital expenditures for certain emission controls and generation performance improvement projects. These projects include the installation of scrubbers and baghouses to reduce SO2 and mercury emissions, and generation performance improvements, at IPL’s Ottumwa Unit 1. At March 31, 2014, Alliant Energy’s and IPL’s minimum future commitments related to these projects were $35 million.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At March 31, 2014, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,619	$1,619	$—
Other	247	1	246
	1,866	1,620	246
Natural gas	276	146	130
Coal (b)	309	134	175
SO2 emission allowances	34	34	—
Other (c)	33	21	9
	$2,518	$1,955	$560

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of March 31, 2014 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at March 31, 2014.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of March 31, 2014. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

Smart Meters Patents - In 2011, a lawsuit was filed against WPL in the Court by TransData, a company that is claiming it has valid patents covering wireless smart electric meter technology. TransData alleges in the lawsuit that WPL used meters that contain technology that allegedly infringe on patents owned by TransData. In 2012, the lawsuit was transferred to the U.S. District Court for the Western District of Oklahoma, whereby the lawsuit was consolidated with lawsuits TransData previously filed against various other utility companies. The smart meters in question were purchased by WPL from a third-party vendor. The third-party vendor had agreed to indemnify WPL for any judgment that could have resulted from the litigation. In April 2014, the third-party vendor entered into a settlement agreement with TransData under which WPL and its affiliates are granted a full license to use the subject wireless smart electric meter technology and this settlement is expected to resolve all issues that are subject of the litigation.

(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy provided indemnifications to the buyer of RMT for losses resulting from potential breach of the representations and warranties made by Alliant Energy as of the sale date and for the potential breach of its obligations under the sale agreement. These indemnifications are limited to $3 million and expire in July 2014.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of March 31, 2014, Alliant Energy had $347 million of performance guarantees outstanding, with $246 million, $53 million and $48 million currently expected to expire in 2014, 2015 and 2016, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of March 31, 2014. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss. Refer to Note 16 for further discussion of RMT.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of March 31, 2014, the present value of the abandonment obligations is estimated at $32 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of March 31, 2014.

(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 27 and 5 sites, respectively.

Alliant Energy, IPL and WPL record environmental liabilities related to these MGP sites based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At March 31, 2014, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$14	-	$33	$13	-	$31	$1	-	$2
Current and non-current environmental liabilities	21			19			2

WPL Consent Decree - In 2009, the EPA sent a notice of violation to WPL as an owner and the operator of Edgewater, Nelson Dewey and Columbia alleging that the owners of such EGUs failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. In 2010, the Sierra Club filed complaints against WPL, as owner and operator of Nelson Dewey and Columbia, and separately as owner and operator of Edgewater, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin SIP designed to implement the CAA.

In April 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. In June 2013, the Consent Decree was approved by the Court, thereby resolving all claims against WPL. Under the Consent Decree, WPL is required to install the following emission controls systems:

•	SCR system at Edgewater Unit 5 by May 1, 2013 (placed in service in 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 (Columbia Unit 2 scrubber and baghouse were placed in service in April 2014);

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	SCR system at Columbia Unit 2 by December 31, 2018.

WPL is also required to fuel switch or retire Nelson Dewey Units 1 and 2 and Edgewater Unit 3 by December 31, 2015, and Edgewater Unit 4 by December 31, 2018. In addition, the Consent Decree establishes emission rate limits for SO2, NOx and particulate matter for Columbia Units 1 and 2, Nelson Dewey Units 1 and 2 and Edgewater Units 4 and 5. The Consent Decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia, Edgewater and Nelson Dewey. In addition, WPL will complete approximately $7 million in environmental mitigation projects.

Final recovery of the costs expected to be incurred related to the Consent Decree will be decided by the PSCW in future rate cases or other proceedings. Alliant Energy and WPL currently expect to recover any material costs incurred by WPL related to compliance with the terms of the Consent Decree from WPL’s electric customers, except for costs related to certain of the environmental mitigation projects.

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental regulations are being monitored that may have a significant impact on future operations. Several of these environmental regulations are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of these regulations are not able to be determined; however future capital investments and/or modifications to EGUs to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures include, among others: Clean Air Interstate Rule, Clean Air Visibility Rule, Mercury and Air Toxic Standard Rule, Wisconsin State Mercury Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone NAAQS Rule, Fine Particulate Matter NAAQS Rule, Federal Clean Water Act including Section 316(b), Hydroelectric Fish Passage Device, Effluent Limitation Guidelines, Coal Combustion Residuals, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including New Source Performance Standards for GHG Emissions from Electric Utilities.

(f) Collective Bargaining Agreements - At March 31, 2014, employees covered by collective bargaining agreements represented 57%, 66% and 80% of Alliant Energy’s, IPL’s and WPL’s total employees, respectively. In May 2014, WPL’s collective bargaining agreement with International Brotherhood of Electrical Workers Local 965 expires, representing 26% and 80% of Alliant Energy’s and WPL’s total employees, respectively.

(14) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utilities				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Operating revenues	$675.8	$240.7	$22.8	$939.3	$13.5	$952.8
Operating income	94.3	43.0	7.9	145.2	9.0	154.2
Net income attributable to Alliant Energy common shareowners				98.2	9.8	108.0
Three Months Ended March 31, 2013
Operating revenues	$633.2	$197.3	$17.2	$847.7	$11.9	$859.6
Operating income	73.6	37.3	2.9	113.8	6.9	120.7
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				64.9	8.0	72.9
Loss from discontinued operations, net of tax				—	(3.0)	(3.0)
Net income attributable to Alliant Energy common shareowners				64.9	5.0	69.9

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2014
Operating revenues	$374.2	$135.7	$19.0	$528.9
Operating income	26.5	23.3	7.7	57.5
Earnings available for common stock				43.4
Three Months Ended March 31, 2013
Operating revenues	$350.2	$114.3	$13.4	$477.9
Operating income	17.2	20.7	3.2	41.1
Earnings available for common stock				22.9

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended March 31, 2014
Operating revenues	$301.6	$105.0	$3.8	$410.4
Operating income	67.8	19.7	0.2	87.7
Earnings available for common stock				54.8
Three Months Ended March 31, 2013
Operating revenues	$283.0	$83.0	$3.8	$369.8
Operating income (loss)	56.4	16.6	(0.3)	72.7
Earnings available for common stock				42.0

(15) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases billed for the three months ended March 31 were as follows (in millions):

	IPL		WPL
	2014	2013	2014	2013
Corporate Services billings	$33	$32	$28	$26
Sales credited	2	2	(1)	3
Purchases billed	99	76	30	14

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Net payables to Corporate Services	$35	$62	$41	$46

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three months ended March 31 were as follows (in millions):

	2014	2013
ATC billings to WPL	$24	$24
WPL billings to ATC	3	3

WPL owed ATC net amounts of $7 million as of March 31, 2014 and $8 million as of December 31, 2013.

(16) DISCONTINUED OPERATIONS
In January 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three months ended March 31 was as follows (in millions):

	2014	2013
Operating revenues	$—	$0.9
Operating expenses	—	5.6
Loss before income taxes	—	(4.7)
Income tax benefit	—	(1.7)
Loss from discontinued operations, net of tax	$—	($3.0)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MDA includes information relating to Alliant Energy, IPL and WPL, as well as Resources and Corporate Services. Where appropriate, information relating to a specific entity has been segregated and labeled as such. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes included in this report as well as the financial statements, notes and MDA included in the 2013 Form 10-K. Unless otherwise noted, all “per share” references in MDA refer to earnings per diluted share.

CONTENTS OF MDA

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. At March 31, 2014, WPL and Resources, through their ownership interests in WPL Transco, in aggregate held an approximate 16% interest in ATC, a transmission-only utility operating in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Pending receipt of remaining regulatory approvals, the transactions are expected to be concluded in the second half of 2014.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the first quarter were as follows (dollars in millions, except per share amounts):

	2014		2013
	Income	EPS	Income (Loss)	EPS
Continuing operations:
Utilities and Corporate Services	$100.2	$0.90	$66.4	$0.60
Non-regulated and parent	7.8	0.07	6.5	0.06
Income from continuing operations	108.0	0.97	72.9	0.66
Loss from discontinued operations	—	—	(3.0)	(0.03)
Net income	$108.0	$0.97	$69.9	$0.63

The table above includes utilities and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utilities and Corporate Services, and non-regulated and parent EPS from continuing operations, are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utilities and Corporate Services EPS from continuing operations to determine performance-based compensation.

Utilities and Corporate Services - Higher EPS from continuing operations in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to:

•	an estimated $0.10 per share increase from higher electric and gas sales in the first quarter of 2014 compared to the first quarter of 2013 due to weather conditions;

•	$0.09 per share of lower purchased electric capacity expense related to the previous DAEC PPA recorded in the first quarter of 2014 compared to the first quarter of 2013;

•	$0.08 per share of purchased electric capacity expense related to the Kewaunee PPA recorded in the first quarter of 2013;

•	$0.06 per share of charges related to preferred stock redemptions at IPL and WPL in the first quarter of 2013;

•	an estimated $0.04 per share of higher weather-normalized retail electric sales in the first quarter of 2014 compared to the first quarter of 2013; and

•	$0.03 per share of higher margins on a sharing mechanism related to optimizing gas capacity contracts at IPL in the first quarter of 2014 compared to the first quarter of 2013.

These items were partially offset by:

•	$0.04 per share of lower electric margins from changes in the recovery of fuel-related costs at WPL in the first quarter of 2014 compared to the first quarter of 2013; and

•	$0.03 per share of higher energy efficiency cost recovery amortizations at WPL in the first quarter of 2014 compared to the first quarter of 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting earnings during the first quarters of 2014 and 2013.

Strategic Overview Highlights
The strategic plan focuses on the core business of delivering regulated electric and natural gas service in Iowa and Wisconsin, and is built upon three key elements: competitive costs, safe and reliable service, and balanced generation. Key strategic plan developments since the filing of the 2013 Form 10-K include the following. Refer to “Strategic Overview” for a more detailed discussion of strategic plan developments.

•
April 2014 - IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse currently under construction at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by the end of 2014.

•	April 2014 - The scrubber and baghouse at WPL’s Columbia Unit 2 were placed in service to reduce SO2 and mercury emissions at the EGU.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB, PSCW and MPUC. Key regulatory developments since the filing of the 2013 Form 10-K include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
March 2014 - After reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. The settlement agreement included the continuation of the energy adjustment clause, continuation of the transmission cost rider, continuation of electric tax benefit rider credits through at least 2016, the ability for IPL to seek rate relief if a significant event occurs, and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%. IPL currently expects a decision from the IUB regarding the settlement agreement in the second quarter of 2014.

•
April 2014 - After discussions with PSCW staff and intervener groups, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2015 and 2016. The filing requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. Recovery of costs for the construction of emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, and other ongoing capital expenditures were included in the request. The recovery of the costs for these capital projects are offset by the impact of changes in amortizations of regulatory assets and regulatory liabilities. WPL currently expects a decision from the PSCW regarding this rate filing in the second quarter of 2014.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments since the filing of the 2013 Form 10-K include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
April 2014 - The U.S. Supreme Court reversed the D.C. Circuit Court’s August 2012 decision that vacated CSAPR. As a result, the EPA is expected to propose plans regarding CSAPR or another rule by the end of 2014. Alliant Energy, IPL and WPL do not anticipate immediate implementation of CSAPR due to outstanding legal and regulatory uncertainties. In the meantime, CAIR remains effective.

Liquidity and Capital Resources Highlights
Based on current liquidity positions and capital structures, the additional capital required to implement the strategic plan and to meet long-term contractual obligations is expected to be secured. Key financing developments since the filing of the 2013 Form 10-K include the following. Refer to “Liquidity and Capital Resources” for a more detailed discussion of financing developments.

•	March 2014 - IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables.

•	March 2014 - Standard & Poor’s Rating Services affirmed the current credit ratings and outlooks for Alliant Energy, IPL and WPL.

•
March 2014 - At March 31, 2014, Alliant Energy and its subsidiaries had $779 million of available capacity under the revolving credit facilities, $105 million of available capacity at IPL under its sales of accounts receivable program and $15 million of cash and cash equivalents.

Other Matters Highlights
Other key developments since the filing of the 2013 Form 10-K that could impact future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
March 2014 - Jo-Carroll provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll represented 2% of IPL’s total electric sales in 2013.

•
April 2014 - FERC accepted an SSR agreement and related cost allocation filed by MISO related to another utility’s EGU (Presque Isle) in a local resource zone for which ATC provides transmission services as an SSR, effective February 1, 2014. WPL’s share of the annual revenue requirement is expected to be approximately $10 million. In April 2014, the PSCW filed a complaint with FERC, requesting that FERC find the MISO SSR cost allocation for ATC to be unjust and unreasonable. If the PSCW’s complaint prevails, SSR costs allocated to WPL are expected to decrease.

STRATEGIC OVERVIEW

A summary of Alliant Energy’s, IPL’s and WPL’s strategic overview is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Environmental Compliance Plans -
IPL’s Emission Controls Projects - In April 2014, IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse currently under construction at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by the end of 2014.

WPL’s Emission Controls Projects -
Columbia Units 1 and 2 - In April 2014, the scrubber and baghouse at Columbia Unit 2 were placed in service to reduce SO2 and mercury emissions at the EGU. WPL currently expects the scrubber and baghouse at Columbia Unit 1 to be placed in service in the third quarter of 2014.

RATE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s rate matters is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Retail Base Rate Filings -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In April 2014, after discussions with PSCW staff and intervener groups, WPL filed a retail base rate filing with the PSCW based on a forward-looking test period that includes 2015 and 2016. The filing requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The filing also requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. Recovery of costs for the construction of emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, and other ongoing capital expenditures were included in the request. The recovery of the costs for these capital projects are offset by the impact of changes in amortizations of regulatory assets and regulatory liabilities. WPL currently expects a decision from the PSCW regarding this rate filing in the second quarter of 2014.

WPL’s April 2014 retail base rate filing included escrow treatment of major transmission charges, continuation of an 8.2% AFUDC recovery rate, and continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual regulatory return on common equity falls below 8.5%; and (2) WPL must defer a portion of the amount of earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. WPL must defer 50% of its excess earnings between 10.65% and 11.40%, and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. The April 2014 filing also included the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

	Test	Regulatory Capital Structure			After-tax	Average Retail Rate
Utility Type	Period	CE	LD	SD	WACC	Base (in millions) (a)
Electric	2015	50.5%	48.9%	0.6%	7.9%	$2,329
Electric	2016	51.0%	46.2%	2.8%	7.8%	2,450
Gas	2015	50.5%	48.9%	0.6%	7.9%	201
Gas	2016	51.0%	46.2%	2.8%	7.8%	204

(a)	Average rate base is calculated using a 13-month average.

In addition, WPL would be prohibited from paying annual common stock dividends to its parent company in excess of $127 million in 2015 and $135 million in 2016 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) falls below 51.61% for 2015 and 51.79% for 2016.

The fuel-related cost component of WPL’s retail electric rates for 2015 and 2016 will be addressed in separate filings. WPL currently expects to make retail fuel-related cost filings for 2015 and 2016 in the second or third quarters of 2014 and 2015, respectively.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In March 2014, after reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. The settlement agreement included the continuation of the energy adjustment clause, continuation of the transmission cost rider, continuation of electric tax benefit rider credits through at least 2016, the ability for IPL to seek rate relief if a significant event occurs, and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%. IPL currently expects a decision from the IUB regarding the settlement agreement in the second quarter of 2014.

Items considered in settlement discussions include costs for emission controls at Ottumwa Unit 1, George Neal Units 3 and 4, Burlington Unit 1 and Prairie Creek Units 3 and 4, generation performance and reliability improvements at Ottumwa Unit 1, and other ongoing capital expenditures; the elimination of purchased electric capacity payments from the previous DAEC PPA that ended in February 2014; and costs of the new DAEC PPA, which are being recovered from Iowa retail electric customers through the energy adjustment clause beginning in February 2014. IPL assumes no change to its current authorized return on common equity and common equity component of the regulatory capital structure. At December 31, 2014, IPL’s projected Iowa retail electric rate base is as follows: $233 million for Emery Generation Station; $277 million for Whispering Willow - East; and $2,553 million for the remaining rate base items.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of March 31, 2014 for WPL’s fuel-related costs incurred in the first quarter of 2014 that are expected to fall outside the approved bandwidth for 2014.

ENVIRONMENTAL MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s environmental matters is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Air Quality -
CAIR/CSAPR - CAIR includes a regional cap-and-trade system covering the eastern U.S., where compliance with SO2 and NOx emissions limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of emission controls. In 2011, the EPA issued CSAPR as a replacement rule for CAIR. CSAPR also included requirements to reduce SO2 and NOx emissions. In August 2012, the D.C. Circuit Court vacated CSAPR and in March 2013, the EPA appealed this decision to the U.S. Supreme Court. In April 2014, the U.S. Supreme Court ruled in the EPA’s favor and reversed the D.C. Circuit Court’s decision regarding CSAPR. As a result, the EPA is expected to propose plans regarding CSAPR or another rule by the end of 2014. Alliant Energy, IPL and WPL do not anticipate immediate implementation of CSAPR due to outstanding legal and regulatory uncertainties. In the meantime, CAIR remains effective. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants, and expect that capital investments and/or modifications to their EGUs to meet the final compliance requirements will be significant.

LEGISLATIVE MATTERS

A summary of Alliant Energy’s, IPL’s and WPL’s legislative matters is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s first quarter 2014 and 2013 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three months ended March 31, 2014 and 2013 are discussed below.

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

First Quarter 2014 vs. First Quarter 2013 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$268.2	$248.1	8%	2,224	2,049	9%
Commercial	161.0	147.2	9%	1,654	1,545	7%
Industrial	185.3	175.8	5%	2,824	2,697	5%
Retail subtotal	614.5	571.1	8%	6,702	6,291	7%
Sales for resale:
Wholesale	53.5	47.1	14%	936	884	6%
Bulk power and other	(4.1)	3.2	(228%)	90	151	(40%)
Other	11.9	11.8	1%	42	40	5%
Total revenues/sales	675.8	633.2	7%	7,770	7,366	5%
Electric production fuel expense	129.1	113.9	13%
Energy purchases expense	84.8	65.2	30%
Purchased electric capacity expense	24.8	57.0	(56%)
Electric margins (a)	$437.1	$397.1	10%

(a)
Includes $23 million and $18 million of credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Variances between periods in electric margins were as follows (in millions):

	Alliant Energy	IPL	WPL
Lower purchased electric capacity expenses at IPL related to the previous DAEC PPA, which ended in February 2014	$16	$16	$—
Purchased electric capacity expenses at WPL during the first quarter of 2013 related to the Kewaunee PPA, which ended in December 2013	16	—	16
Estimated increase from changes in sales caused by weather conditions	10	6	4
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (a)	8	8	—
Changes in electric fuel-related costs, net of recoveries at WPL	(7)	—	(7)
Decreased revenues at IPL due to higher credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider	(5)	(5)	—
Other (b)	2	(3)	5
	$40	$22	$18

(a)	Higher transmission rider revenues were offset by higher electric transmission service expenses.

(b)	Includes an increase in weather-normalized sales volumes at IPL and WPL.

Weather Conditions - Temperatures during the first quarter of 2014 were 20-25% colder than normal, as measured by HDDs in Alliant Energy’s service territories. These extremely cold temperatures caused a large increase in IPL’s and WPL’s electric and gas sales in the first quarter of 2014 due to high demand by customers for heating. HDD in Alliant Energy’s service territories for the three months ended March 31 were as follows:

	Actual
	2014	2013	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	4,192	3,521	3,425
Madison, Wisconsin (WPL)	4,275	3,745	3,498

(a)	HDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD.

Estimated increases to electric margins from the impacts of weather for the three months ended March 31 were as follows (in millions):

	2014	2013	Change
IPL	$7	$1	$6
WPL	6	2	4
Total Alliant Energy	$13	$3	$10

Electric Production Fuel and Energy Purchases (Fuel-related) Expense - Fossil fuels, such as coal and natural gas, are burned to produce electricity at the EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense, which increased $15 million for the three-month period. The unseasonably cold weather conditions in Alliant Energy’s service territory in the first quarter of 2014 resulted in higher natural gas commodity prices and increased customer demand. This contributed to higher MISO dispatch of IPL’s and WPL’s generating facilities for the three months ended March 31, 2014 compared to the same period in 2013, which resulted in an increase in electric production fuel expense. Changes in the under-/over-collection of fuel-related costs at IPL and the deferred fuel-related costs incurred in the first quarter of 2014 that are expected to fall outside the approved bandwidth for 2014 at WPL partially offset the increased electric production fuel expense for the three-month period.

Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense, which increased $20 million for the three-month period. The extremely cold temperatures in the first quarter of 2014 contributed to higher prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) and was the primary driver of the higher energy purchases expense.

Due to IPL’s rate recovery mechanisms for fuel-related costs, changes in fuel-related costs resulted in comparable changes in electric revenues and, therefore, did not have a significant impact on electric margins. WPL’s rate recovery mechanism for wholesale fuel-related costs also provides for adjustments to its wholesale electric rates for changes in commodity costs, thereby mitigating impacts of changes to commodity costs on electric margins.

WPL’s retail fuel-related costs incurred during the three months ended March 31, 2014 were higher than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $6 million during the three months ended March 31, 2014. WPL’s retail fuel-related costs incurred during the three months ended March 31, 2013 were lower than the forecasted fuel-related costs used to set retail rates during such period. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $1 million during the three months ended March 31, 2013.

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs included minimum payments for IPL’s and WPL’s rights to electric generating capacity. The previous DAEC PPA expired in February 2014 and the Kewaunee PPA expired in December 2013. The new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins table above for the three months ended March 31 were as follows (in millions):

	2014	2013	Change
DAEC PPA (IPL)	$25	$41	($16)
Kewaunee PPA (WPL)	—	16	($16)
	$25	$57	($32)

Sales Trends - Retail sales volumes increased 7% in the first quarter of 2014 compared to the same period in 2013. The increase in retail sales volumes in the first quarter of 2014 was primarily due to the unseasonably cold weather conditions. The three-month increase was also impacted by increases in weather-normalized retail sales volumes at IPL and WPL related to modest customer growth and increased use per customer. The increased use per customer was driven by increased commercial and industrial sales partially due to production expansion at several customers.

Wholesale sales volumes increased 6% in the first quarter of 2014 compared to the same period in 2013. The three-month increase was primarily due to the unseasonably cold weather conditions during the first quarter of 2014.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. WPL participates in bid/offer-based wholesale energy and ancillary services markets operated by MISO. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply of MWhs to or net purchase of MWhs from MISO for each hour of each day. The net supply to MISO is recorded in bulk power and other revenue and the net purchase from MISO is recorded in energy purchases expense. For the three months ended March 31, 2014, WPL’s transactions recorded as revenues in the hourly MISO wholesale energy market resulted in a net cost due to the price of gross purchases exceeding the price of gross sales, resulting in a net expense for WPL’s bulk power and other revenues for the three months ended March 31, 2014. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins

Refer to “Rate Matters” for discussion of a retail electric base rate case filing by WPL in April 2014 and a retail electric rate settlement agreement filed by IPL in March 2014. Refer to Note 2 for discussion of WPL’s retail fuel-related rate increase effective January 1, 2014 and IPL’s electric tax benefit rider. Refer to “Other Future Considerations” for discussion of a notification of termination of a wholesale power supply agreement provided to IPL by one of its wholesale customers.

Utility Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2014 vs. First Quarter 2013 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$144.0	$117.8	22%	16,835	13,886	21%
Commercial	78.2	64.6	21%	10,575	8,967	18%
Industrial	7.2	6.2	16%	1,123	996	13%
Retail subtotal	229.4	188.6	22%	28,533	23,849	20%
Transportation/other	11.3	8.7	30%	18,028	16,459	10%
Total revenues/sales	240.7	197.3	22%	46,561	40,308	16%
Cost of gas sold	161.9	128.0	26%
Gas margins (a)	$78.8	$69.3	14%

(a)
Includes $3 million and $2 million of credits on IPL’s Iowa retail gas customers’ bills for the first quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins increased $10 million primarily due to an estimated $8 million increase in gas margins from changes in sales caused by weather conditions in Alliant Energy’s service territories (estimated increases to Alliant Energy’s gas margins from the impacts of weather during the three months ended March 31, 2014 and 2013 were $9 million and $1 million, respectively).

Refer to “Utility Electric Margins” for HDD data details. Refer to “Rate Matters” for discussion of a retail gas base rate case filing by WPL in April 2014. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Other revenues for the utilities increased $6 million during the three-month period, primarily due to $6 million of higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts. Approximately 50% of all margins earned from this sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing price fluctuations in the first quarter of 2014, margins were much greater than normal.

Electric Transmission Service Expense -
First Quarter 2014 vs. First Quarter 2013 Summary - Electric transmission service expense increased $10 million for the three-month period, primarily due to $14 million of higher electric transmission service costs from ITC and MISO billed to IPL during the first quarter of 2014 compared to the same period in 2013 mainly due to an increase in transmission service rates. This increase was partially offset by $4 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL. IPL is currently recovering the Iowa retail portion of its increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 resulting in a comparable increase in electric revenues.

Utility Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the utilities were as follows (in millions):

First Quarter 2014 vs. First Quarter 2013 Summary:	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$5	$—	$5
Other (b)	6	7	(1)
	$11	$7	$4

(a)	The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized higher energy efficiency cost recovery amortizations for 2014.

(b)
Primarily due to changes in other administrative and general expenses. Also contributing to the three-month increase were higher generation and distribution system expenses at IPL, resulting from the timing of maintenance projects at IPL’s EGUs and increased maintenance of IPL’s electric and gas distribution systems.

Interest Expense - Interest expense increased $3 million for the three-month period, primarily due to $3 million of interest expense recorded in 2014 for IPL’s 4.7% senior debentures issued in October 2013.

AFUDC - AFUDC increased $4 million for the three-month period, primarily due to increased CWIP balances related to emission controls projects at IPL’s Ottumwa Unit 1 and WPL’s Columbia Units 1 and 2.

Income Taxes - Refer to Note 8 for details of effective income tax rates for continuing operations, including discussion of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Loss from Discontinued Operations, Net of Tax - Refer to Note 16 for discussion of discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $8 million for the three-month period, primarily due to IPL and WPL recording charges of $5 million and $1 million in the first quarter of 2013, respectively, related to the redemption of preferred stock. Refer to Note 6 for further discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - Earnings available for common stock increased $21 million primarily due to lower purchased electric capacity expense related to the previous DAEC PPA in the first quarter of 2014 as compared to the same period in 2013, higher electric and gas sales due to unseasonably cold weather conditions in IPL’s service territory in the first quarter of 2014 and charges in the first quarter of 2013 related to the redemption of preferred stock. These items were partially offset by higher other operating expenses and interest expense recorded in the first quarter of 2014 for IPL’s 4.7% senior debentures issued in October 2013.

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

First Quarter 2014 vs. First Quarter 2013 Summary - Electric margins and MWh sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$150.5	$140.3	7%	1,234	1,136	9%
Commercial	100.0	91.8	9%	1,046	987	6%
Industrial	107.6	102.9	5%	1,710	1,653	3%
Retail subtotal	358.1	335.0	7%	3,990	3,776	6%
Sales for resale:
Wholesale	7.7	7.3	5%	121	103	17%
Bulk power and other	0.2	0.5	(60%)	5	27	(81%)
Other	8.2	7.4	11%	22	20	10%
Total revenues/sales	374.2	350.2	7%	4,138	3,926	5%
Electric production fuel expense	66.2	54.4	22%
Energy purchases expense	49.0	42.3	16%
Purchased electric capacity expense	24.8	41.4	(40%)
Electric margins (a)	$234.2	$212.1	10%

(a)
Includes $23 million and $18 million of credits on IPL’s Iowa retail electric customers’ bills for the first quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Electric margins increased $22 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in IPL’s electric margins.

Refer to “Rate Matters” for discussion of a retail electric rate settlement agreement filed in March 2014. Refer to Note 2 for discussion of the electric tax benefit rider.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2014 vs. First Quarter 2013 Summary - Gas margins and Dth sales for IPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$81.3	$68.5	19%	9,518	7,969	19%
Commercial	42.5	36.4	17%	5,730	4,959	16%
Industrial	4.6	4.0	15%	733	658	11%
Retail subtotal	128.4	108.9	18%	15,981	13,586	18%
Transportation/other	7.3	5.4	35%	8,699	8,558	2%
Total revenues/sales	135.7	114.3	19%	24,680	22,144	11%
Cost of gas sold	88.1	72.1	22%
Gas margins (a)	$47.6	$42.2	13%

(a)
Includes $3 million and $2 million of credits on IPL’s Iowa retail gas customers’ bills for the first quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins increased $5 million largely due to an estimated $4 million increase in gas margins from changes in sales caused by weather conditions in IPL’s service territory (estimated increases to IPL’s gas margins from the impacts of weather during the three months ended March 31, 2014 and 2013 were $4 million and $0, respectively).

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s HDD data. Refer to Note 2 for discussion of the gas tax benefit rider.

Steam and Other Revenues - Steam and other revenues increased $6 million during the three-month period, primarily due to $6 million of higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts. Approximately 50% of all margins earned from this sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in steam and other revenues. Due to the extreme cold temperatures causing price fluctuations in the first quarter of 2014, margins were much greater than normal.

Electric Transmission Service Expense -
First Quarter 2014 vs. First Quarter 2013 Summary - Electric transmission service expense increased $9 million for the three-month period, primarily due to $14 million of higher electric transmission service costs from ITC and MISO billed to IPL during the first quarter of 2014 compared to the same period in 2013 mainly due to an increase in transmission service rates. This increase was partially offset by $4 million of changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL. IPL is currently recovering the Iowa retail portion of these increased electric transmission service costs from its retail electric customers in Iowa through the transmission cost rider resulting in a comparable increase in electric revenues.

Other Operation and Maintenance Expenses -
First Quarter 2014 vs. First Quarter 2013 Summary - Other operation and maintenance expenses increased $7 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for IPL’s other operation and maintenance expenses variances.

Interest Expense - Interest expense increased $3 million for the three-month period, primarily due to $3 million of interest expense recorded in the first quarter of 2014 for IPL’s 4.7% senior debentures issued in October 2013.

AFUDC - AFUDC increased $2 million for the three-month period, primarily due to increased CWIP balances related to emission controls projects at Ottumwa Unit 1.

Income Taxes - Refer to Note 8 for details of effective income tax rates, including discussion of the tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Preferred Dividend Requirements - Preferred dividend requirements decreased $6 million for the three-month period, primarily due to IPL recording charges of $5 million in the first quarter of 2013 related to the redemption of preferred stock. Refer to Note 6 for further discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - First Quarter Results - WPL’s earnings available for common stock increased $13 million primarily due to purchased electric capacity expense related to the Kewaunee PPA in the first quarter of 2013 and higher electric and gas sales due to unseasonably cold weather conditions in WPL’s service territory in the first quarter of 2014. These items were partially offset by higher energy efficiency cost recovery amortizations.

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

First Quarter 2014 vs. First Quarter 2013 Summary - Electric margins and MWh sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$117.7	$107.8	9%	990	913	8%
Commercial	61.0	55.4	10%	608	558	9%
Industrial	77.7	72.9	7%	1,114	1,044	7%
Retail subtotal	256.4	236.1	9%	2,712	2,515	8%
Sales for resale:
Wholesale	45.8	39.8	15%	815	781	4%
Bulk power and other	(4.3)	2.7	(259%)	85	124	(31%)
Other	3.7	4.4	(16%)	20	20	—%
Total revenues/sales	301.6	283.0	7%	3,632	3,440	6%
Electric production fuel expense	62.9	59.5	6%
Energy purchases expense	35.8	22.9	56%
Purchased electric capacity expense	—	15.6	(100%)
Electric margins	$202.9	$185.0	10%

Electric margins increased $18 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in WPL’s electric margins.

Refer to “Rate Matters” for discussion of a retail electric base rate case filing in April 2014. Refer to Note 2 for discussion of a retail fuel-related rate increase effective January 1, 2014.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

First Quarter 2014 vs. First Quarter 2013 Summary - Gas margins and Dth sales for WPL for the three months ended March 31 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$62.7	$49.3	27%	7,317	5,917	24%
Commercial	35.7	28.2	27%	4,845	4,008	21%
Industrial	2.6	2.2	18%	390	338	15%
Retail subtotal	101.0	79.7	27%	12,552	10,263	22%
Transportation/other	4.0	3.3	21%	9,329	7,901	18%
Total revenues/sales	105.0	83.0	27%	21,881	18,164	20%
Cost of gas sold	73.8	55.9	32%
Gas margins	$31.2	$27.1	15%

Gas margins increased $4 million largely due to an estimated $4 million increase in gas margins from changes in sales caused by weather conditions in WPL’s service territory (estimated increases to WPL’s gas margins from the impacts of weather during the three months ended March 31, 2014 and 2013 were $5 million and $1 million, respectively).

Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to “Rate Matters” for discussion of a retail gas base rate case filing in April 2014.

Other Operation and Maintenance Expenses -
First Quarter 2014 vs. First Quarter 2013 Summary - Other operation and maintenance expenses increased $4 million for the three-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for WPL’s other operation and maintenance expenses variances.

Income Taxes - Refer to Note 8 for details of effective income tax rates, including discussion of production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A summary of Alliant Energy’s, IPL’s and WPL’s liquidity and capital resources matters is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Liquidity Position - At March 31, 2014, Alliant Energy had $15 million of cash and cash equivalents, $779 million ($234 million at the parent company, $300 million at IPL and $245 million at WPL) of available capacity under the revolving credit facilities and $105 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at March 31, 2014 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,331.5	47%	$1,718.1	49%	$1,667.5	53%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.7	—%	—	—%	2.6	—%
Long-term debt (incl. current maturities)	3,339.4	47%	1,558.6	45%	1,332.2	42%
Short-term debt	221.3	3%	—	—%	155.5	5%
	$7,093.9	100%	$3,476.7	100%	$3,157.8	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Cash and cash equivalents, January 1	$9.8	$21.2	$4.4	$4.5	$0.5	$0.7
Cash flows from (used for):
Operating activities	293.6	198.6	105.6	65.2	128.7	105.4
Investing activities	(176.8)	(119.7)	(96.6)	(83.2)	(70.5)	(76.1)
Financing activities	(112.1)	(46.7)	(7.6)	18.2	(53.8)	(21.6)
Net increase	4.7	32.2	1.4	0.2	4.4	7.7
Cash and cash equivalents, March 31	$14.5	$53.4	$5.8	$4.7	$4.9	$8.4

Operating Activities -
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 - Alliant Energy’s cash flows from operating activities increased $95 million primarily due to $76 million of higher cash flows from changes in the level of IPL’s accounts receivable sold during the three months ended March 31, 2014 compared to the same period in 2013, higher cash flows from changes in production fuel inventory levels at IPL and WPL, $32 million of lower purchased electric capacity payments during the three months ended March 31, 2014 compared to the same period in 2013 related to the Kewaunee PPA and the previous DAEC PPA, and the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum. These items were partially offset by the timing of electric fuel-related, natural gas and transmission cost recoveries at IPL and higher fuel-related costs at WPL during the three months ended March 31, 2014 compared to the same period in 2013. Refer to Note 3(b) for discussion of the tax separation and indemnification agreement with Whiting Petroleum.

IPL’s cash flows from operating activities increased $40 million primarily due to $76 million of higher cash flows from changes in the level of accounts receivable sold during the three months ended March 31, 2014 compared to the same period in 2013, higher cash flows from changes in production fuel inventory levels and $16 million of lower purchased electric capacity payments during the three months ended March 31, 2014 compared to the same period in 2013 related to the previous DAEC PPA. These items were partially offset by the timing of electric fuel-related, natural gas and transmission cost recoveries, and the timing of collections from a sharing mechanism related to gas sales for resale and gas capacity sales.

WPL’s cash flows from operating activities increased $23 million primarily due to $27 million of higher cash flows caused by income tax refunds during the three months ended March 31, 2014 and income tax payments during the three months ended March 31, 2013, $16 million of purchased electric capacity payments during the three months ended March 31, 2013 related to the Kewaunee PPA and higher cash flows from changes in production fuel inventory levels. These items were partially offset by lower cash flows from higher fuel-related costs during the three months ended March 31, 2014 compared to the same period in 2013.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by $46.0 million and ($30.0) million during the three months ended March 31, 2014 and 2013, respectively. These changes were primarily due to changes in construction expenditures and other working capital requirements. In March 2014, IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables. Refer to Note 3(a) for additional details of IPL’s sales of accounts receivable program.

Production Fuel Inventory Levels - Production fuel inventory levels at IPL and WPL decreased during the three months ended March 31, 2014, primarily due to lower volumes of coal delivered caused by railroad transportation constraints and higher MISO dispatch of Alliant Energy’s generating facilities resulting in higher production fuel used. The changes in production fuel inventory levels during the three months ended March 31, 2014 and 2013 resulted in an increase to Alliant Energy’s, IPL’s and WPL’s cash flows from operations of $32 million, $20 million and $12 million, respectively.

Electric Fuel-related, Natural Gas and Transmission Cost Recoveries - IPL has cost recovery mechanisms applicable for its retail electric and gas customers to provide for subsequent adjustments to its electric and gas rates for changes in electric fuel-related and natural gas costs. IPL also has a cost recovery mechanism applicable for its Iowa retail electric customers to provide for subsequent adjustments to its electric rates for changes in electric transmission service expenses. Changes in the timing of IPL’s electric fuel-related, natural gas and transmission cost recoveries resulted in $36 million of lower cash flows from operations for Alliant Energy and IPL during the three months ended March 31, 2014 compared to the same period in 2013.

Investing Activities -
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 - Alliant Energy’s cash flows used for investing activities increased $57 million primarily due to a $62 million cash grant Alliant Energy received during the three months ended March 31, 2013 related to its Franklin County wind project and $6 million of higher utility construction expenditures. The higher utility construction expenditures were partially due to higher expenditures for IPL’s and WPL’s electric and gas distribution systems during the three months ended March 31, 2014, largely offset by lower expenditures for emission controls projects at WPL’s Columbia Units 1 and 2 during the three months ended March 31, 2014.

IPL’s cash flows used for investing activities increased $13 million due to $14 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures for the electric and gas distribution systems during the three months ended March 31, 2014.

WPL’s cash flows used for investing activities decreased $6 million primarily due to $8 million of lower construction expenditures. The lower construction expenditures were largely due to lower expenditures for emission controls projects at Columbia Units 1 and 2 during the three months ended March 31, 2014, partially offset by higher expenditures for the electric and gas distribution systems during the three months ended March 31, 2014.

Financing Activities -
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013 - Alliant Energy’s cash flows used for financing activities increased $65 million primarily due to $200 million of proceeds from IPL’s issuance of cumulative preferred stock in March 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in March 2013.

IPL’s cash flows used for financing activities increased $26 million primarily due to $200 million of proceeds from the issuance of cumulative preferred stock in March 2013. This item was partially offset by payments of $150 million to redeem cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $32 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments of $61 million to redeem cumulative preferred stock in March 2013.

Common Stock Issuances and Capital Contributions - Refer to Note 9(b) for discussion of Alliant Energy’s common stock issuances during the three months ended March 31, 2014 under its equity-based compensation plans for employees. Refer to Note 5 for discussion of capital contributions from Alliant Energy to IPL during the three months ended March 31, 2014.

Creditworthiness - In March 2014, Standard & Poor’s Rating Services affirmed the current credit ratings and outlooks for Alliant Energy, IPL and WPL. In April 2014, Alliant Energy withdrew Resources’ corporate credit rating from Standard & Poor’s Rating Services since there currently is no long-term debt outstanding at Resources.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below. Refer to Note 3(a) for information regarding IPL’s sales of accounts receivable program. Refer to Note 13(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except for the items described in Notes 13(a) and 13(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of Alliant Energy’s, IPL’s and WPL’s market risks is included in the 2013 Form 10-K and such market risks have not changed materially from those reported in the 2013 Form 10-K, except as described below.

Commodity Price - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of March 31, 2014 for fuel-related costs incurred by WPL in the first quarter of 2014 that are expected to fall outside the approved bandwidth for 2014.

Critical Accounting Policies and Estimates - A summary of critical accounting policies and estimates is included in the 2013 Form 10-K and such policies and estimates have not changed materially from those reported in the 2013 Form 10-K, except as described below.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events and loss contingency amounts are recorded for any contingent events that are both probable and reasonably estimated based upon current available information. Note 13 provides discussion of contingencies assessed at March 31, 2014, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at March 31, 2014, as well as material changes to regulatory assets and regulatory liabilities during the three months ended March 31, 2014.

Long-Lived Assets - Periodic assessments are completed each period regarding the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within non-regulated operations that are proposed to be sold or are currently generating operating losses, and certain long-lived assets within regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future.

In the first quarter of 2014, Alliant Energy, IPL and WPL evaluated if any of their long-lived assets were no longer recoverable or if any impairment indicators were present. Such evaluation included assessing if there was a significant decrease in the expected cash flows from their long-lived assets within non-regulated operations, or for their long-lived assets within their regulated operations, any indication that all or a portion of the assets may be disallowed for rate-making purposes. Alliant Energy, IPL and WPL completed this assessment in the first quarter of 2014 and concluded no impairment tests were required.

Franklin County Wind Project - Alliant Energy completed construction of its 99 MW Franklin County wind project and placed it into service in 2012. In 2012, Alliant Energy performed an impairment test of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The test concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of

December 31, 2012, resulting in no impairment. On a quarterly basis, Alliant Energy evaluates for significant changes in the undiscounted cash flows used in the 2012 impairment test, which may indicate a significant decrease in the market value of the Franklin County wind project. No significant changes in the undiscounted cash flows have been identified, and as a result, an impairment test was not required in 2013 or the first quarter of 2014. One of several factors that could have an effect on the future expected cash flows is the expenditures that may be required to replace key wind turbine components throughout the life of the wind project. An impairment of the Franklin County wind project could be triggered in the future if the replacement rate of key wind turbine components is sooner than initially estimated and the expenditures required to replace those key wind turbine components is significantly greater than originally estimated. As of March 31, 2014, the carrying value of the Franklin County wind project was $141 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s balance sheet.

Unbilled Revenues - Assumptions and judgments are made each reporting period to estimate the amount of unbilled revenues. At March 31, 2014, unbilled revenues related to Alliant Energy’s utility operations were $146 million ($68 million at IPL and $78 million at WPL). Note 3(a) provides discussion of IPL’s unbilled revenues as of March 31, 2014 sold to a third party related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Assumptions and judgments are made periodically to estimate the obligations and costs related to retirement plans. Note 9(a) provides additional details of pension and OPEB plans.

Income Taxes - Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Critical assumptions and judgments for the first quarter of 2014 include projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned. Alliant Energy’s and IPL’s critical assumptions and judgments also include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Note 8 provides additional details of income taxes.

Other Future Considerations - In addition to items discussed earlier in MDA, the Notes in Item 1 and “Risk Factors” in Item 1A, the following items could impact future financial condition or results of operations:

Electric Transmission Service Charges -
MISO Attachment “O” Protocols - In 2012, IPL filed comments in a FERC inquiry related to MISO’s Attachment “O” protocols. In May 2013, FERC issued an order that determined the MISO Attachment “O” protocols to be insufficient. FERC ordered MISO and the impacted transmission owners, including ITC and ATC, to make certain changes to their formula rate protocols. The revised protocols filed by the MISO transmission owners included changes to formalize the process for relevant parties to request information from transmission owners and file disputes related to formula rates, as well as establish timelines for such processes. In March 2014, FERC issued an order accepting the revised protocols filed by MISO transmission owners, including ITC and ATC, with conditions that certain additional changes be made. Alliant Energy, IPL and WPL are currently unable to determine the nature and timing of any subsequent MISO transmission owner or FERC actions, or what impacts the changes in protocols will have on their future electric transmission service charges.

Sales Trends - In March 2014, Jo-Carroll provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll represented 2% of IPL’s total electric sales in 2013.

System Support Resource - In 2013, MISO designated another utility’s EGU (Presque Isle) located in a local resource zone for which ATC provides transmission services as an SSR. In January 2014, MISO filed an SSR agreement with the owner of the designated EGU, which established an annual revenue requirement of approximately $52 million, effective February 1, 2014. The revenue requirement was requested to be allocated among ATC’s customers located in the local resource zone, including WPL. In April 2014, FERC accepted the SSR agreement and related cost allocation effective February 1, 2014, subject to a future FERC order and refund. WPL’s share of the annual revenue requirement is expected to be approximately $10 million. Although MISO’s tariff only allows SSR agreements with a term of one year, WPL expects that the SSR agreement and revenue requirement for this EGU could be extended for several years until transmission facilities are constructed to eliminate the need for this EGU. WPL currently expects to defer any SSR costs incurred through December 31, 2015 pursuant to an April 2013 PSCW order. In April 2014, the PSCW filed a complaint with FERC, requesting that FERC find the MISO SSR cost allocation for ATC to be unjust and unreasonable. If the PSCW’s complaint prevails, SSR costs allocated to WPL are expected to decrease. WPL is currently unable to determine when FERC will issue its decision on the PSCW’s April 2014 complaint.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of March 31, 2014.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of Alliant Energy’s, IPL’s and WPL’s risk factors is included in Item 1A in the 2013 Form 10-K and such risk factors have not changed materially from the items reported in the 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended March 31, 2014 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
January 1 through January 31	3,555	$51.44	—	N/A
February 1 through February 28	43,345	53.76	—	N/A
March 1 through March 31	495	54.70	—	N/A
	47,395	53.60	—

(a)
Includes 3,555, 2,190 and 495 shares of Alliant Energy common stock for January 1 through January 31, February 1 through February 28, and March 1 through March 31, respectively, purchased on the open market and held in a rabbi trust under the Alliant Energy DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date. Also includes 41,155 shares of Alliant Energy common stock for February 1 through February 28 transferred from employees to Alliant Energy to satisfy tax withholding requirements in connection with the vesting of certain restricted stock under equity-based compensation plans.

Refer to Note 5 for discussion of restrictions on each of IPL’s and WPL’s distributions to its parent company.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of May 2014.

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

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q
For the quarter ended March 31, 2014

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description

10.1#	Amendment to the Alliant Energy Defined Contribution Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K filed March 12, 2014 (File No. 1-9894))

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

# A management contract or compensatory plan or arrangement
* Filed as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.