Form 10-Q
period 2014-06-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2014-08-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of June 30, 2014:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,935,680 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2013
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
CA	Certificate of authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
D.C. Circuit Court	U.S. Court of Appeals for the D.C. Circuit
DCP	Deferred Compensation Plan
Dth	Dekatherm
Eagle Point	Eagle Point Solar
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPB	Emissions Plan and Budget
EPS	Earnings per weighted average common share
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HDD	Heating degree days
IPL	Interstate Power and Light Company
IPO	Initial public offering
ISO-NE	ISO New England Inc.
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Jo-Carroll	Jo-Carroll Energy, Inc.
Kewaunee	Kewaunee Nuclear Power Plant
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	Manufactured gas plant
MidAmerican	MidAmerican Energy Company

Abbreviation or Acronym	Definition
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
RFP	Request for proposals
RMT	RMT, Inc.
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
SSR	System Support Resource
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC
XBRL	Extensible Business Reporting Language

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s proposed retail electric base rate freeze in Iowa during 2014 through 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2015 and 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of energy efficiency, franchise retention and customer-owned generation on sales volumes and margins;

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

•	the impact that price changes may have on IPL’s and WPL’s customers’ demand for utility services and their ability to pay their bills;

•	the impact of distributed generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the Sierra Club and the EPA, future changes in environmental laws and regulations, and litigation associated with environmental requirements;

•
the ability to defend against environmental claims brought by state and federal agencies, such as the EPA, or third parties, such as the Sierra Club, and the impact on operating expenses of defending and resolving such claims;

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

•	any material post-closing adjustments related to any past asset divestitures, including the sale of RMT, which could result from, among other things, warranties, parental guarantees or litigation;

•	continued access to the capital markets on competitive terms and rates, and the actions of credit rating agencies;

•	inflation and interest rates;

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

•	unplanned outages, transmission constraints or operational issues impacting fossil or renewable EGUs and risks related to recovery of resulting incremental costs through rates;

•	current or future litigation, regulatory investigations, proceedings or inquiries;

•	Alliant Energy’s ability to sustain its dividend payout ratio goal;

•	employee workforce factors, including changes in key executives, collective bargaining agreements and negotiations, work stoppages or restructurings;

•	access to technological developments;

•	material changes in retirement and benefit plan costs;

•	the impact of performance-based compensation plans accruals;

•	the effect of accounting pronouncements issued periodically by standard-setting bodies, including a new revenue recognition standard;

•	the impact of changes to production tax credits for wind projects;

•	the impact of adjustments made to deferred tax assets and liabilities from state apportionment assumptions;

•	the ability to utilize tax credits and net operating losses generated to date, and those that may be generated in the future, before they expire;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$643.9	$612.1	$1,319.7	$1,245.3
Gas	76.9	73.4	317.6	270.7
Other	15.6	17.8	38.4	35.0
Non-regulated	13.9	14.7	27.4	26.6
Total operating revenues	750.3	718.0	1,703.1	1,577.6
Operating expenses:
Utility:
Electric production fuel and energy purchases	214.1	158.0	428.0	337.1
Purchased electric capacity	—	52.0	24.8	109.0
Electric transmission service	105.5	99.6	219.6	203.3
Cost of gas sold	45.0	38.9	206.9	166.9
Other operation and maintenance	160.7	147.2	321.7	297.4
Non-regulated operation and maintenance	1.8	3.1	3.1	5.3
Depreciation and amortization	95.8	92.7	191.3	185.3
Taxes other than income taxes	24.1	23.3	50.2	49.4
Total operating expenses	647.0	614.8	1,445.6	1,353.7
Operating income	103.3	103.2	257.5	223.9
Interest expense and other:
Interest expense	45.1	42.5	90.3	85.1
Equity income from unconsolidated investments, net	(11.3)	(10.9)	(22.7)	(21.6)
Allowance for funds used during construction	(8.4)	(7.0)	(17.5)	(12.6)
Interest income and other	0.1	(0.3)	(1.6)	(1.1)
Total interest expense and other	25.5	24.3	48.5	49.8
Income from continuing operations before income taxes	77.8	78.9	209.0	174.1
Income taxes	13.2	10.5	33.8	22.6
Income from continuing operations, net of tax	64.6	68.4	175.2	151.5
Loss from discontinued operations, net of tax	(0.3)	(0.6)	(0.3)	(3.6)
Net income	64.3	67.8	174.9	147.9
Preferred dividend requirements of subsidiaries	2.5	2.5	5.1	12.7
Net income attributable to Alliant Energy common shareowners	$61.8	$65.3	$169.8	$135.2
Weighted average number of common shares outstanding (basic and diluted)	110.8	110.8	110.8	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$0.56	$0.59	$1.53	$1.25
Loss from discontinued operations, net of tax	—	—	—	(0.03)
Net income	$0.56	$0.59	$1.53	$1.22
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$62.1	$65.9	$170.1	$138.8
Loss from discontinued operations, net of tax	(0.3)	(0.6)	(0.3)	(3.6)
Net income attributable to Alliant Energy common shareowners	$61.8	$65.3	$169.8	$135.2
Dividends declared per common share	$0.51	$0.47	$1.02	$0.94

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant	$9,803.9	$9,415.7
Gas plant	926.8	909.9
Other plant	551.0	547.9
Accumulated depreciation	(3,838.8)	(3,726.2)
Net plant	7,442.9	7,147.3
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls (IPL)	160.3	135.1
Other	452.9	542.8
Other, less accumulated depreciation	21.9	22.3
Total utility	8,078.0	7,847.5
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	244.9	249.4
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	243.3	229.6
Total non-regulated and other	488.2	479.0
Total property, plant and equipment	8,566.2	8,326.5
Current assets:
Cash and cash equivalents	16.2	9.8
Accounts receivable, less allowance for doubtful accounts:
Customer	85.9	81.8
Unbilled utility revenues	77.5	92.3
Other	318.6	299.2
Production fuel, at weighted average cost	74.6	103.6
Materials and supplies, at weighted average cost	75.5	69.6
Gas stored underground, at weighted average cost	22.7	38.6
Regulatory assets	49.4	53.9
Other	289.7	262.4
Total current assets	1,010.1	1,011.2
Investments:
Investment in American Transmission Company LLC	281.6	272.1
Other	57.0	57.5
Total investments	338.6	329.6
Other assets:
Regulatory assets	1,403.8	1,359.3
Deferred charges and other	67.9	85.8
Total other assets	1,471.7	1,445.1
Total assets	$11,386.6	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,935,680 and 110,943,669 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,507.3	1,507.8
Retained earnings	1,837.6	1,780.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Shares in deferred compensation trust - 229,489 and 227,469 shares at a weighted average cost of $36.44 and $35.25 per share	(8.4)	(8.0)
Total Alliant Energy Corporation common equity	3,337.4	3,281.4
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	1.7	1.8
Total equity	3,539.1	3,483.2
Long-term debt, net (excluding current portion)	2,829.9	2,977.8
Total capitalization	6,369.0	6,461.0
Current liabilities:
Current maturities of long-term debt	509.0	358.5
Commercial paper	307.9	279.4
Accounts payable	475.6	365.0
Regulatory liabilities	224.8	196.6
Other	215.9	233.8
Total current liabilities	1,733.2	1,433.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	2,189.9	2,112.7
Regulatory liabilities	638.7	624.9
Pension and other benefit obligations	202.1	206.6
Other	253.7	273.9
Total long-term liabilities and deferred credits	3,284.4	3,218.1
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$11,386.6	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$174.9	$147.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	191.3	185.3
Other amortizations	28.9	19.3
Deferred taxes and investment tax credits	37.3	40.8
Equity income from unconsolidated investments, net	(22.7)	(21.6)
Distributions from equity method investments	18.3	17.4
Other	(12.8)	(9.6)
Other changes in assets and liabilities:
Accounts receivable	47.6	(16.4)
Sales of accounts receivable	(19.0)	5.0
Derivative assets	(92.3)	(34.3)
Regulatory assets	(71.6)	(19.7)
Accounts payable	35.8	53.3
Regulatory liabilities	45.2	(15.1)
Deferred income taxes	51.5	43.4
Other	35.8	27.6
Net cash flows from operating activities	448.2	423.3
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(332.6)	(341.5)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(31.9)	(27.5)
Proceeds from Franklin County wind project cash grant	—	62.4
Other	(4.5)	(15.6)
Net cash flows used for investing activities	(369.0)	(322.2)
Cash flows used for financing activities:
Common stock dividends	(112.9)	(104.2)
Preferred dividends paid by subsidiaries	(5.1)	(6.3)
Payments to redeem cumulative preferred stock of IPL and WPL	—	(211.0)
Proceeds from issuance of cumulative preferred stock of IPL	—	200.0
Net change in commercial paper	28.5	10.6
Other	16.7	0.1
Net cash flows used for financing activities	(72.8)	(110.8)
Net increase (decrease) in cash and cash equivalents	6.4	(9.7)
Cash and cash equivalents at beginning of period	9.8	21.2
Cash and cash equivalents at end of period	$16.2	$11.5
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$90.5	$86.7
Income taxes, net of refunds	($3.8)	($9.7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$124.9	$94.1

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues:
Electric utility	$354.6	$329.6	$728.8	$679.8
Gas utility	43.7	42.0	179.4	156.3
Steam and other	13.6	11.8	32.6	25.2
Total operating revenues	411.9	383.4	940.8	861.3
Operating expenses:
Electric production fuel and energy purchases	122.9	74.9	238.1	171.6
Purchased electric capacity	—	36.2	24.8	77.6
Electric transmission service	75.4	71.4	159.0	146.0
Cost of gas sold	25.7	21.8	113.8	93.9
Other operation and maintenance	92.1	83.2	189.3	173.7
Depreciation and amortization	48.9	47.6	97.6	95.2
Taxes other than income taxes	12.9	13.6	26.7	27.5
Total operating expenses	377.9	348.7	849.3	785.5
Operating income	34.0	34.7	91.5	75.8
Interest expense and other:
Interest expense	22.6	19.7	45.1	39.3
Allowance for funds used during construction	(6.0)	(4.7)	(12.0)	(8.5)
Interest income and other	(0.1)	(0.1)	(0.1)	(0.2)
Total interest expense and other	16.5	14.9	33.0	30.6
Income before income taxes	17.5	19.8	58.5	45.2
Income tax benefit	(3.4)	(4.9)	(8.4)	(11.0)
Net income	20.9	24.7	66.9	56.2
Preferred dividend requirements	2.5	2.5	5.1	11.1
Earnings available for common stock	$18.4	$22.2	$61.8	$45.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$5,200.1	$5,034.9
Gas plant	467.2	456.8
Steam and other plant	305.3	302.8
Accumulated depreciation	(2,087.5)	(2,025.3)
Net plant	3,885.1	3,769.2
Construction work in progress:
Ottumwa Generating Station Unit 1 emission controls	160.3	135.1
Other	212.6	211.3
Other, less accumulated depreciation	21.3	21.2
Total property, plant and equipment	4,279.3	4,136.8
Current assets:
Cash and cash equivalents	5.4	4.4
Accounts receivable, less allowance for doubtful accounts	242.8	246.9
Production fuel, at weighted average cost	53.0	75.6
Materials and supplies, at weighted average cost	43.1	39.4
Gas stored underground, at weighted average cost	11.4	18.9
Regulatory assets	22.8	28.5
Other	168.1	122.2
Total current assets	546.6	535.9
Investments	18.9	18.6
Other assets:
Regulatory assets	1,129.8	1,085.0
Deferred charges and other	26.3	29.7
Total other assets	1,156.1	1,114.7
Total assets	$6,000.9	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,212.8	1,152.8
Retained earnings	485.3	493.5
Total Interstate Power and Light Company common equity	1,731.5	1,679.7
Cumulative preferred stock	200.0	200.0
Total equity	1,931.5	1,879.7
Long-term debt, net (excluding current portion)	1,370.3	1,520.0
Total capitalization	3,301.8	3,399.7
Current liabilities:
Current maturities of long-term debt	188.4	38.4
Accounts payable	262.9	187.1
Accounts payable to associated companies	48.0	29.1
Regulatory liabilities	152.5	143.8
Other	119.9	125.9
Total current liabilities	771.7	524.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,250.0	1,193.0
Regulatory liabilities	456.1	471.1
Pension and other benefit obligations	47.0	48.6
Other	174.3	169.3
Total other long-term liabilities and deferred credits	1,927.4	1,882.0
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$6,000.9	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$66.9	$56.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97.6	95.2
Other	(4.0)	(8.7)
Other changes in assets and liabilities:
Accounts receivable	48.3	(33.7)
Sales of accounts receivable	(19.0)	5.0
Production fuel	22.6	4.1
Derivative assets	(51.9)	(27.6)
Regulatory assets	(48.5)	(13.2)
Accounts payable	23.4	51.3
Regulatory liabilities	(2.7)	(27.1)
Deferred income taxes	54.7	43.1
Other	18.7	29.1
Net cash flows from operating activities	206.1	173.7
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(184.9)	(180.0)
Other	(11.5)	(9.8)
Net cash flows used for investing activities	(196.4)	(189.8)
Cash flows from (used for) financing activities:
Common stock dividends	(70.0)	(63.5)
Preferred stock dividends	(5.1)	(5.7)
Capital contributions from parent	60.0	60.0
Payments to redeem cumulative preferred stock	—	(150.0)
Proceeds from issuance of cumulative preferred stock	—	200.0
Net change in commercial paper	—	(21.3)
Other	6.4	(2.8)
Net cash flows from (used for) financing activities	(8.7)	16.7
Net increase in cash and cash equivalents	1.0	0.6
Cash and cash equivalents at beginning of period	4.4	4.5
Cash and cash equivalents at end of period	$5.4	$5.1
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$45.2	$41.5
Income taxes, net of refunds	($9.0)	$2.2
Significant non-cash investing and financing activities:
Accrued capital expenditures	$76.1	$56.2

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues:
Electric utility	$289.3	$282.5	$590.9	$565.5
Gas utility	33.2	31.4	138.2	114.4
Other	2.0	6.0	5.8	9.8
Total operating revenues	324.5	319.9	734.9	689.7
Operating expenses:
Electric production fuel and energy purchases	91.2	83.1	189.9	165.5
Purchased electric capacity	—	15.8	—	31.4
Electric transmission service	30.1	28.2	60.6	57.3
Cost of gas sold	19.3	17.1	93.1	73.0
Other operation and maintenance	68.6	64.0	132.4	123.7
Depreciation and amortization	44.7	43.2	89.4	86.3
Taxes other than income taxes	10.6	8.8	21.8	20.1
Total operating expenses	264.5	260.2	587.2	557.3
Operating income	60.0	59.7	147.7	132.4
Interest expense and other:
Interest expense	21.1	21.3	42.2	42.6
Equity income from unconsolidated investments	(11.4)	(10.8)	(22.8)	(21.6)
Allowance for funds used during construction	(2.4)	(2.3)	(5.5)	(4.1)
Interest income and other	0.3	0.1	0.3	—
Total interest expense and other	7.6	8.3	14.2	16.9
Income before income taxes	52.4	51.4	133.5	115.5
Income taxes	17.8	17.0	44.1	37.5
Net income	34.6	34.4	89.4	78.0
Preferred dividend requirements	—	—	—	1.6
Earnings available for common stock	$34.6	$34.4	$89.4	$76.4
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$4,603.8	$4,380.8
Gas plant	459.6	453.1
Other plant	245.7	245.1
Accumulated depreciation	(1,751.3)	(1,700.9)
Net plant	3,557.8	3,378.1
Leased Sheboygan Falls Energy Facility, less accumulated amortization	67.8	70.9
Construction work in progress	240.3	331.5
Other, less accumulated depreciation	0.6	1.1
Total property, plant and equipment	3,866.5	3,781.6
Current assets:
Cash and cash equivalents	6.4	0.5
Accounts receivable, less allowance for doubtful accounts:
Customer	77.4	73.0
Unbilled utility revenues	77.5	92.3
Other	41.4	33.1
Production fuel, at weighted average cost	21.6	28.0
Materials and supplies, at weighted average cost	30.1	28.9
Gas stored underground, at weighted average cost	11.3	19.7
Regulatory assets	26.6	25.4
Other	109.6	101.7
Total current assets	401.9	402.6
Investments:
Investment in American Transmission Company LLC	281.6	272.1
Other	18.4	19.5
Total investments	300.0	291.6
Other assets:
Regulatory assets	274.0	274.3
Deferred charges and other	42.6	54.3
Total other assets	316.6	328.6
Total assets	$4,885.0	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	June 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.0	959.0
Retained earnings	647.2	617.2
Total Wisconsin Power and Light Company common equity	1,672.4	1,642.4
Noncontrolling interest	5.2	—
Total equity	1,677.6	1,642.4
Long-term debt, net (excluding current portion)	1,323.8	1,323.6
Total capitalization	3,001.4	2,966.0
Current liabilities:
Current maturities of long-term debt	8.5	8.5
Commercial paper	158.0	183.7
Accounts payable	152.1	120.0
Accounts payable to associated companies	21.5	26.0
Regulatory liabilities	72.3	52.8
Other	60.0	60.5
Total current liabilities	472.4	451.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	918.2	897.1
Regulatory liabilities	182.6	153.8
Capital lease obligations - Sheboygan Falls Energy Facility	92.0	94.5
Pension and other benefit obligations	85.2	88.4
Other	133.2	153.1
Total long-term liabilities and deferred credits	1,411.2	1,386.9
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$4,885.0	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$89.4	$78.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	89.4	86.3
Other amortizations	24.9	14.4
Deferred taxes and investment tax credits	37.1	39.1
Equity income from unconsolidated investments	(22.8)	(21.6)
Distributions from equity method investments	18.3	17.4
Other	(3.6)	(3.6)
Other changes in assets and liabilities:
Accounts receivable	14.1	19.7
Derivative assets	(40.4)	(6.7)
Regulatory assets	(23.1)	(6.5)
Regulatory liabilities	47.9	12.0
Other	4.3	(3.3)
Net cash flows from operating activities	235.5	225.2
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(147.7)	(161.5)
Other	(3.4)	(2.8)
Net cash flows used for investing activities	(151.1)	(164.3)
Cash flows used for financing activities:
Common stock dividends	(59.4)	(58.2)
Payments to redeem cumulative preferred stock	—	(61.0)
Net change in commercial paper	(25.7)	62.3
Other	6.6	(2.2)
Net cash flows used for financing activities	(78.5)	(59.1)
Net increase in cash and cash equivalents	5.9	1.8
Cash and cash equivalents at beginning of period	0.5	0.7
Cash and cash equivalents at end of period	$6.4	$2.5
Supplemental cash flows information:
Cash paid during the period for:
Interest	$42.2	$42.5
Income taxes, net of refunds	$9.4	$8.5
Significant non-cash investing and financing activities:
Accrued capital expenditures	$46.7	$36.8

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) General - The interim unaudited Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the latest combined Annual Report on Form 10-K.

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented.

(b) New Accounting Pronouncements -
Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL are required to adopt this standard on January 1, 2017 and are currently evaluating the impact on their financial condition and results of operations.

(2) REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Tax-related	$870.7	$829.7	$844.1	$798.6	$26.6	$31.1
Pension and OPEB costs	348.4	355.3	171.2	174.2	177.2	181.1
AROs	71.6	65.7	40.9	36.7	30.7	29.0
Emission allowances	28.7	30.0	28.7	30.0	—	—
Environmental-related costs	27.2	25.0	22.5	21.0	4.7	4.0
Derivatives	12.5	21.1	6.1	5.9	6.4	15.2
Other	94.1	86.4	39.1	47.1	55.0	39.3
	$1,453.2	$1,413.2	$1,152.6	$1,113.5	$300.6	$299.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cost of removal obligations	$422.3	$418.9	$280.9	$277.7	$141.4	$141.2
IPL’s tax benefit riders	243.3	265.4	243.3	265.4	—	—
Energy efficiency cost recovery	67.1	52.7	13.5	9.3	53.6	43.4
Derivatives	48.2	7.2	9.7	3.6	38.5	3.6
IPL’s electric transmission cost recovery	20.8	14.6	20.8	14.6	—	—
IPL’s electric transmission assets sale	16.1	21.6	16.1	21.6	—	—
Other	45.7	41.1	24.3	22.7	21.4	18.4
	$863.5	$821.5	$608.6	$614.9	$254.9	$206.6

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the six months ended June 30, 2014, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures and a tax accounting method change in the second quarter of 2014 for cost of removal expenditures at IPL. The increase related to the tax accounting method change was offset by increased regulatory liabilities as discussed below in “IPL’s tax benefit riders.”

Derivatives - Refer to Note 13 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. For the six months ended June 30, 2014, Alliant Energy and IPL utilized “IPL’s tax benefit riders” regulatory liabilities to credit IPL’s Iowa retail electric and gas customers’ bills as follows (in millions):

Electric tax benefit rider	$42
Gas tax benefit rider	6
$48

In 2013, the U.S. Department of the Treasury issued tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. The regulations clarified the ability to deduct cost of removal expenditures on partial dispositions of assets. In 2014, the Internal Revenue Service issued implementation guidance related to these tangible property regulations, which allowed companies to file a tax method of accounting change to deduct cost of removal expenditures on partial dispositions that were previously capitalized. During the second quarter of 2014, Alliant Energy, IPL and WPL implemented this tax accounting method change, which will result in the inclusion of additional tax deductions on Alliant Energy’s U.S. federal income tax return for the calendar year 2014. IPL currently anticipates refunding these tax benefits to its Iowa retail electric and gas customers in the future, and as a result, Alliant Energy and IPL recorded an increase of $26 million to IPL’s tax benefit riders regulatory liabilities in the second quarter of 2014.

Refer to Note 9 for additional details regarding the tax benefit riders.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The retail base rate filing request was based on a forward-looking test period that included 2015 and 2016. The filing requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. The filing also requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In March 2014, after reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. During the three and six months ended June 30, 2014, IPL recorded $20 million of such billing credits to reduce retail electric customers’ bills. IPL currently expects a decision from the IUB regarding the settlement agreement in the third quarter of 2014.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) -
Electric Tax Benefit Rider - In 2013, the IUB authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills by $24 million in 2013 and $15 million in 2014 to recognize the revenue requirement impact of the changes in tax accounting methods. For the three and six months ended June 30, the revenue requirement adjustment recognized by both Alliant Energy and IPL is included in the table below (in millions). The revenue requirement adjustment resulted in increases to electric revenues in their income statements and was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider.

	Three Months		Six Months
	2014	2013	2014	2013
Revenue requirement adjustment	$3	$5	$7	$11

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - In June 2014, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $55 million, or approximately 5%, in 2015. The increase includes $41 million of anticipated increases in retail electric fuel-related costs in 2015 and $14 million to recover a portion of the under-collection of fuel-related costs projected for 2014. Any rate changes granted from this request are expected to be effective on January 1, 2015. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2014.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In December 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014 to reflect anticipated increases in retail fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through June 30, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs during the six months ended June 30, 2014. As of June 30, 2014, Alliant Energy and WPL recorded $17 million in “Regulatory assets” on their balance sheets for fuel-related costs incurred during the six months ended June 30, 2014 that are expected to fall outside the approved bandwidth of plus or minus 2% for 2014. The $17 million of deferred fuel-related costs is included in “Other” in Alliant Energy’s and WPL’s regulatory assets tables above.

(3) PROPERTY, PLANT AND EQUIPMENT
Environmental Compliance Plans Emission Controls Projects -
IPL’s George Neal Unit 3 - Construction of the scrubber and baghouse at George Neal Unit 3 was completed in May 2014, which resulted in a transfer of the capitalized project costs from “Construction work in progress - Other” to “Electric plant” on Alliant Energy’s and IPL’s balance sheets in 2014. As of June 30, 2014, the capitalized project costs consisted of capital expenditures of $58 million and AFUDC of $4 million for IPL’s allocated portion of the George Neal Unit 3 scrubber and baghouse.

WPL’s Columbia Units 1 and 2 - Construction of the scrubber and baghouse at Columbia Unit 2 was completed in April 2014, which resulted in a transfer of the capitalized project costs from “Construction work in progress - Other” to “Electric plant” on Alliant Energy’s and WPL’s balance sheets in 2014. As of June 30, 2014, the capitalized project costs consisted of capital expenditures of $152 million and AFUDC of $8 million for WPL’s allocated portion of the Columbia Unit 2 scrubber and baghouse and certain expenditures applicable to both Columbia Unit 1 and 2.

Construction of the scrubber and baghouse at Columbia Unit 1 was completed in July 2014. As of June 30, 2014, Alliant Energy and WPL recorded capitalized expenditures of $116 million and AFUDC of $7 million for WPL’s allocated portion of the Columbia Unit 1 scrubber and baghouse in “Construction work in progress - Other” on their balance sheets.

(4) RECEIVABLES
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

As of June 30, 2014 and December 31, 2013, IPL sold $209.3 million and $238.0 million aggregate amounts of receivables, respectively. Maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2014	2013	2014	2013
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$75.0	$150.0	$75.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	34.2	125.6	30.9	132.4
Costs incurred	0.2	0.4	0.4	0.7

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	June 30, 2014	December 31, 2013
Customer accounts receivable	$136.0	$151.6
Unbilled utility revenues	73.2	86.2
Other receivables	0.1	0.2
Receivables sold	209.3	238.0
Less: cash proceeds (a)	10.0	29.0
Deferred proceeds	199.3	209.0
Less: allowance for doubtful accounts	5.6	5.5
Fair value of deferred proceeds	$193.7	$203.5
Outstanding receivables past due	$18.8	$21.5

(a)	Changes in cash proceeds are presented in “Sales of accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2014	2013	2014	2013
Collections reinvested in receivables	$475.8	$435.0	$1,017.2	$926.3
Credit losses, net of recoveries	3.9	2.0	6.4	3.9

(b) Whiting Petroleum Tax Sharing Agreement - Prior to an IPO of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Resources the final payment of $26 million in March 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions and resulted in a decrease in “Prepayments and other” on Alliant Energy’s balance sheet in 2014. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement for the six months ended June 30, 2014.

(5) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
ATC	($11.1)	($10.6)	($22.3)	($20.9)	($11.1)	($10.6)	($22.3)	($20.9)
Other	(0.2)	(0.3)	(0.4)	(0.7)	(0.3)	(0.2)	(0.5)	(0.7)
	($11.3)	($10.9)	($22.7)	($21.6)	($11.4)	($10.8)	($22.8)	($21.6)

WPL’s Noncontrolling Interest - As of December 31, 2013, WPL, through its ownership interest in WPL Transco, held a 16% ownership interest in ATC. In January 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco makes to ATC, and ATI is expected to continue to do so in the future. As of June 30, 2014, WPL’s noncontrolling interest reflects ATI’s ownership interest in WPL Transco, which was presented in total equity on WPL’s balance sheet.

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

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2014	110,943,669
Equity-based compensation plans (Note 10(b))	35,547
Other	(43,536)
Shares outstanding, June 30, 2014	110,935,680

Dividend Restrictions - As of June 30, 2014, IPL’s amount of retained earnings that were free of dividend restrictions was $485 million. As of June 30, 2014, WPL’s amount of retained earnings that were free of dividend restrictions was $59 million for the remainder of 2014.

Restricted Net Assets of Subsidiaries - As of June 30, 2014, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.2 billion and $1.6 billion, respectively.

Capital Transactions with Subsidiaries - For the six months ended June 30, 2014, IPL received capital contributions of $60.0 million from its parent company. For the six months ended June 30, 2014, IPL and WPL each paid common stock dividends of $70.0 million and $59.4 million, respectively, to its parent company.

Comprehensive Income - For the three and six months ended June 30, 2014 and 2013, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and six months ended June 30, 2014 and 2013, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

(7) REDEEMABLE PREFERRED STOCK
IPL - In March 2013, IPL redeemed all 6,000,000 outstanding shares of its 8.375% cumulative preferred stock for $150 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and IPL recorded a $5 million charge during the six months ended June 30, 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

WPL - In March 2013, WPL redeemed all 1,049,225 outstanding shares of its 4.40% through 6.50% cumulative preferred stock for $61 million plus accrued and unpaid dividends to the redemption date. Alliant Energy and WPL recorded a $1 million charge during the six months ended June 30, 2013 related to this transaction in “Preferred dividend requirements” in their income statements.

Refer to Note 12 for information on the fair value of cumulative preferred stock.

(8) DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
June 30, 2014	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$307.9	$149.9	$—	$158.0
Weighted average remaining maturity	1 day	1 day	N/A	1 day
Weighted average interest rates	0.2%	0.2%	N/A	0.1%
Available credit facility capacity	$692.1	$150.1	$300.0	$242.0

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2014	2013	2014	2013	2014	2013
Maximum amount outstanding (based on daily outstanding balances)	$311.6	$223.1	$6.0	$6.0	$168.4	$159.4
Average amount outstanding (based on daily outstanding balances)	$262.7	$191.4	$0.1	$0.2	$141.8	$125.7
Weighted average interest rates	0.2%	0.2%	0.2%	0.3%	0.1%	0.2%
Six Months Ended June 30
Maximum amount outstanding (based on daily outstanding balances)	$316.2	$243.4	$10.0	$26.3	$204.7	$160.0
Average amount outstanding (based on daily outstanding balances)	$269.1	$181.2	$0.2	$2.5	$157.3	$99.4
Weighted average interest rates	0.2%	0.3%	0.2%	0.4%	0.1%	0.2%

(b) Long-term Debt - In July 2014, IPL retired its $38.4 million, 5% pollution control revenue bonds.

(9) INCOME TAXES
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

	Alliant Energy		IPL		WPL
Three Months Ended June 30	2014	2013	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(11.9)	(11.7)	(36.6)	(33.3)	—	—
Production tax credits	(6.1)	(7.9)	(8.0)	(10.5)	(5.8)	(7.2)
Effect of rate-making on property-related differences	(4.8)	(6.4)	(14.4)	(17.4)	(0.2)	(0.5)
Other items, net	4.8	4.3	4.6	1.5	5.0	5.8
Overall income tax rate	17.0%	13.3%	(19.4%)	(24.7%)	34.0%	33.1%

	Alliant Energy		IPL		WPL
Six Months Ended June 30	2014	2013	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(11.9)	(12.3)	(32.8)	(35.6)	—	—
Production tax credits	(6.5)	(7.7)	(8.2)	(10.1)	(6.2)	(7.0)
Effect of rate-making on property-related differences	(5.1)	(5.6)	(13.0)	(15.5)	(0.7)	(0.4)
Other items, net	4.7	3.6	4.6	1.9	4.9	4.9
Overall income tax rate	16.2%	13.0%	(14.4%)	(24.3%)	33.0%	32.5%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Production tax credits - For the three and six months ended June 30, details regarding production tax credits (net of state tax impacts) related to various wind projects are as follows (dollars in millions):

	End of Production	Nameplate	Three Months		Six Months
	Tax Credit Generation	Capacity in MW	2014	2013	2014	2013
Cedar Ridge (WPL)	December 2018	68	$1.0	$1.1	$2.2	$2.3
Bent Tree - Phase I (WPL)	February 2021	201	3.2	3.5	7.4	7.0
Subtotal (WPL)			4.2	4.6	9.6	9.3
Whispering Willow - East (IPL)	December 2019	200	3.2	4.1	7.8	8.0
			$7.4	$8.7	$17.4	$17.3

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by certain property-related differences for which deferred tax is not recognized in the income statement pursuant to rate-making principles, substantially all of which relates to IPL.

Deferred Tax Assets and Liabilities - For the six months ended June 30, 2014, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $77.2 million, $57.0 million and $21.1 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences resulting from accelerated depreciation deductions, qualifying repairs expenditures, a tax accounting method change made for cost of removal expenditures and the effect of rate-making on property-related differences recorded during the six months ended June 30, 2014. Refer to Note 2 for further discussion of the tax accounting method change for cost of removal expenditures.

Carryforwards - At June 30, 2014, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$721	$248	2029
State net operating losses	747	38	2018
Federal tax credits	188	185	2022
		$471

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$317	$109	2029
State net operating losses	222	11	2018
Federal tax credits	62	61	2022
		$181

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$308	$106	2029
State net operating losses	114	6	2018
Federal tax credits	68	67	2022
		$179

(10) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans for the three and six months ended June 30 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively.

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
Alliant Energy	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$3.3	$4.0	$6.6	$7.9	$1.3	$1.6	$2.6	$3.2
Interest cost	13.5	12.2	27.0	24.5	2.3	2.1	4.7	4.2
Expected return on plan assets	(18.8)	(18.5)	(37.5)	(37.0)	(2.0)	(2.0)	(4.1)	(4.0)
Amortization of prior service cost (credit)	—	—	—	0.1	(2.9)	(2.9)	(5.9)	(5.9)
Amortization of actuarial loss	5.0	9.1	9.8	18.1	0.6	1.2	1.2	2.4
	$3.0	$6.8	$5.9	$13.6	($0.7)	$—	($1.5)	($0.1)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
IPL	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.8	$2.1	$3.6	$4.3	$0.6	$0.7	$1.2	$1.4
Interest cost	6.3	5.7	12.6	11.4	1.0	0.9	2.0	1.8
Expected return on plan assets	(8.9)	(8.8)	(17.9)	(17.6)	(1.4)	(1.4)	(2.9)	(2.8)
Amortization of prior service cost (credit)	—	0.1	—	0.1	(1.5)	(1.5)	(3.1)	(3.1)
Amortization of actuarial loss	2.0	3.8	4.0	7.6	0.2	0.7	0.5	1.4
	$1.2	$2.9	$2.3	$5.8	($1.1)	($0.6)	($2.3)	($1.3)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Six Months		Three Months		Six Months
WPL	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.2	$1.5	$2.4	$2.9	$0.5	$0.6	$1.0	$1.2
Interest cost	5.6	5.1	11.3	10.3	0.9	0.9	1.9	1.7
Expected return on plan assets	(8.1)	(7.9)	(16.2)	(15.9)	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of prior service cost (credit)	0.1	0.1	0.2	0.2	(0.9)	(1.0)	(1.9)	(2.0)
Amortization of actuarial loss	2.3	4.3	4.6	8.6	0.3	0.5	0.6	1.0
	$1.1	$3.1	$2.3	$6.1	$0.5	$0.7	$1.0	$1.3

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

	Pension Benefits Costs				OPEB Credits
	Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
IPL	$0.3	$0.5	$0.7	$1.0	($0.1)	$—	($0.2)	($0.1)
WPL	0.2	0.4	0.5	0.7	(0.1)	(0.1)	(0.1)	(0.1)

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three and six months ended June 30, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
401(k) costs	$6.1	$4.6	$12.0	$10.0	$2.6	$2.4	$5.7	$5.2	$3.3	$2.1	$5.9	$4.4

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three and six months ended June 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Six Months		Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Compensation expense	$3.1	$1.9	$6.2	$4.6	$1.7	$1.0	$3.4	$2.4	$1.3	$0.9	$2.6	$2.0
Income tax benefits	1.2	0.8	2.5	1.9	0.7	0.4	1.4	1.0	0.5	0.3	1.0	0.8

As of June 30, 2014, total unrecognized compensation cost related to share-based compensation awards was $10.0 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity was as follows:

	2014	2013
Nonvested shares, January 1	139,940	145,277
Granted	51,221	49,093
Vested	(45,235)	(54,430)
Forfeited	(1,502)	—
Nonvested shares, June 30	144,424	139,940

During the six months ended June 30, certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance shares vested	45,235	54,430
Percentage of target number of performance shares	147.5%	197.5%
Aggregate payout value (in millions)	$3.4	$4.8
Payout - cash (in millions)	$2.9	$4.4
Payout - common stock shares issued	4,810	4,177

Performance Units - A summary of the performance units activity was as follows:

	2014	2013
Nonvested units, January 1	65,912	64,969
Granted	20,422	22,201
Vested	(20,751)	(19,760)
Forfeited	(761)	(1,013)
Nonvested units, June 30	64,822	66,397

During the six months ended June 30, certain performance units vested, resulting in cash payouts as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance units vested	20,751	19,760
Percentage of target number of performance units	147.5%	197.5%
Payout value (in millions)	$1.2	$1.3

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at June 30, 2014, by year of grant, was as follows:

	Performance Shares			Performance Units
	2014 Grant	2013 Grant	2012 Grant	2014 Grant	2013 Grant	2012 Grant
Nonvested awards	49,719	49,093	45,612	19,972	21,726	23,124
Alliant Energy common stock closing price on June 30, 2014	$60.86	$60.86	$60.86
Alliant Energy common stock closing price on grant date				$53.77	$47.58	$43.05
Estimated payout percentage based on performance criteria	102%	121%	126%	102%	121%	126%
Fair values of each nonvested award	$62.08	$73.64	$76.68	$54.85	$57.57	$54.24

At June 30, 2014, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	158,922	$42.71	211,651	$32.42
Granted	51,221	53.77	49,093	47.58
Vested (a)	(90,847)	40.91	—	—
Forfeited (b)	(20,484)	39.85	(101,822)	23.67
Nonvested shares, June 30	98,812	50.69	158,922	42.71

(a)	In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

(b)	In 2013, 101,822 performance contingent restricted shares granted in 2009 were forfeited because the specified performance criteria for such shares were not met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2014	2013
Nonvested awards, January 1	96,977	59,639
Granted	42,446	39,530
Vested (a)	(55,517)	—
Forfeited	(4,098)	(1,413)
Nonvested awards, June 30	79,808	97,756

(a)	In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

(11) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Balance, January 1	$109.7	$101.5	$47.9	$45.5	$52.4	$46.9
Revisions in estimated cash flows	—	3.4	—	0.8	—	2.6
Liabilities settled	(0.7)	(0.1)	(0.4)	—	(0.3)	(0.1)
Liabilities incurred (a)	16.5	—	16.3	—	0.2	—
Accretion expense	2.1	1.8	1.0	0.8	0.8	0.8
Balance, June 30	$127.6	$106.6	$64.8	$47.1	$53.1	$50.2

(a)	In 2014, IPL recorded AROs of $12.0 million related to its Sutherland Generating Station.

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
June 30, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 13)	$119.0	$119.0	$73.0	$73.0	$46.0	$46.0
Deferred proceeds (sales of receivables) (Note 4(a))	193.7	193.7	193.7	193.7	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,338.9	3,907.4	1,558.7	1,821.3	1,332.3	1,627.1
Cumulative preferred stock (Note 7)	200.0	199.2	200.0	199.2	—	—
Derivative liabilities (Note 13)	13.3	13.3	6.3	6.3	7.0	7.0

	Alliant Energy		IPL		WPL
December 31, 2013	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 13)	$26.7	$26.7	$21.1	$21.1	$5.6	$5.6
Deferred proceeds (sales of receivables) (Note 4(a))	203.5	203.5	203.5	203.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,336.3	3,712.3	1,558.4	1,726.4	1,332.1	1,532.9
Cumulative preferred stock (Note 7)	200.0	167.0	200.0	167.0	—	—
Derivative liabilities (Note 13)	20.8	20.8	5.2	5.2	15.6	15.6

Valuation Hierarchy - At each reporting date, Level 1 items included IPL’s 5.1% cumulative preferred stock, Level 2 items included certain non-exchange traded commodity contracts and substantially all of the long-term debt instruments, and Level 3 items included FTRs, certain non-exchange traded commodity contracts and IPL’s deferred proceeds.

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
Natural gas options and physical forward contracts (IPL and WPL)
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

Swap, option and physical forward commodity contracts were non-exchange-based derivative instruments and were valued using indicative price quotations from a pricing vendor that provides daily exchange forward price settlements, from broker or dealer quotations, from market publications or from on-line exchanges. The indicative price quotations reflected the average of the bid-ask mid-point prices and were obtained from sources believed to provide the most liquid market for the commodity. A portion of these indicative price quotations were corroborated using quoted prices for similar assets or liabilities in active markets and categorized derivative instruments based on such indicative price quotations as Level 2. Commodity contracts that were valued using indicative price quotations based on significant assumptions such as seasonal or monthly shaping and indicative price quotations that could not be readily corroborated were categorized as Level 3. Swap, option and physical forward commodity contracts were predominately at liquid trading points. FTRs were valued using monthly or annual auction shadow prices from relevant auctions and were categorized as Level 3. Refer to Note 13 for additional details of derivative assets and derivative liabilities.

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

Deferred proceeds (sales of receivables) - The fair value of IPL’s deferred proceeds related to its sales of accounts receivable program was calculated each reporting date using the cost approach valuation technique. The fair value represents the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold due to the short-term nature of the collection period. These inputs were considered unobservable and deferred proceeds were categorized as Level 3. Deferred proceeds represent IPL’s maximum exposure to loss related to the receivables sold. Refer to Note 4(a) for additional information regarding deferred proceeds.

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

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	June 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$119.0	$—	$10.6	$108.4	$26.7	$—	$4.7	$22.0
Deferred proceeds	193.7	—	—	193.7	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	3,907.4	—	3,904.1	3.3	3,712.3	—	3,711.8	0.5
Cumulative preferred stock	199.2	199.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	13.3	—	6.1	7.2	20.8	—	3.2	17.6

IPL	June 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$73.0	$—	$6.7	$66.3	$21.1	$—	$3.0	$18.1
Deferred proceeds	193.7	—	—	193.7	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	1,821.3	—	1,821.3	—	1,726.4	—	1,726.4	—
Cumulative preferred stock	199.2	199.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	6.3	—	4.2	2.1	5.2	—	1.7	3.5

WPL	June 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$46.0	$—	$3.9	$42.1	$5.6	$—	$1.7	$3.9
Capitalization and liabilities:
Long-term debt (including current maturities)	1,627.1	—	1,627.1	—	1,532.9	—	1,532.9	—
Derivatives - commodity contracts	7.0	—	1.9	5.1	15.6	—	1.5	14.1

Gains and losses from derivative instruments are generally recorded with offsets to regulatory assets or regulatory liabilities, based on fuel and natural gas cost recovery mechanisms, as well as other specific regulatory authorizations. Based on these recovery mechanisms, the changes in the fair value of derivative liabilities resulted in comparable changes to regulatory assets, and the changes in the fair value of derivative assets resulted in comparable changes to regulatory liabilities.

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2014	2013	2014	2013
Beginning balance, April 1	$23.9	$4.9	$170.8	$122.1
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	16.9	(1.2)	—	—
Purchases	76.7	50.9	—	—
Settlements (b)	(16.3)	(12.1)	22.9	(52.8)
Ending balance, June 30	$101.2	$42.5	$193.7	$69.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$16.3	($1.2)	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2014	2013	2014	2013
Beginning balance, January 1	$4.4	$11.9	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	54.7	(3.0)	—	—
Transfers out of Level 3 (c)	—	3.6	—	—
Purchases	76.7	50.9	—	—
Settlements (b)	(34.6)	(20.9)	(9.8)	2.5
Ending balance, June 30	$101.2	$42.5	$193.7	$69.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$46.0	($3.0)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended June 30	2014	2013	2014	2013
Beginning balance, April 1	$7.8	$4.3	$170.8	$122.1
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	0.6	(0.1)	—	—
Purchases	68.8	46.1	—	—
Settlements (b)	(13.0)	(9.7)	22.9	(52.8)
Ending balance, June 30	$64.2	$40.6	$193.7	$69.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$0.7	($0.1)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Six Months Ended June 30	2014	2013	2014	2013
Beginning balance, January 1	$14.6	$12.5	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	4.4	(3.0)	—	—
Transfers out of Level 3 (c)	—	1.1	—	—
Purchases	68.8	46.1	—	—
Settlements (b)	(23.6)	(16.1)	(9.8)	2.5
Ending balance, June 30	$64.2	$40.6	$193.7	$69.3
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$3.7	($3.0)	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended June 30	2014	2013
Beginning balance, April 1	$16.1	$0.6
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	16.3	(1.1)
Purchases	7.9	4.8
Settlements	(3.3)	(2.4)
Ending balance, June 30	$37.0	$1.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at June 30 (a)	$15.6	($1.1)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Six Months Ended June 30	2014	2013
Beginning balance, January 1	($10.2)	($0.6)
Total net gains (realized/unrealized) included in changes in net assets (a)	50.3	—
Transfers out of Level 3 (c)	—	2.5
Purchases	7.9	4.8
Settlements	(11.0)	(4.8)
Ending balance, June 30	$37.0	$1.9
The amount of total net gains for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at June 30 (a)	$42.3	$—

(a)	Gains and losses related to derivative assets and derivative liabilities are recorded in regulatory assets and regulatory liabilities on the balance sheets.

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

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
June 30, 2014	$31.6	$69.6	$1.7	$62.5	$29.9	$7.1
December 31, 2013	(13.9)	18.3	(2.1)	16.7	(11.8)	1.6

(13) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 12 for detailed discussion of derivative instruments.

Notional Amounts - As of June 30, 2014, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2014	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	3,925	3,664	1,318	1,314	1,314	11,535
FTRs (MWhs)	11,894	9,560	—	—	—	21,454
Natural gas (Dths)	26,019	12,721	3,278	90	—	42,108
Coal (tons)	1,672	1,490	1,899	1,073	1,113	7,247
IPL
Electricity (MWhs)	1,854	1,474	—	—	—	3,328
FTRs (MWhs)	6,700	5,558	—	—	—	12,258
Natural gas (Dths)	18,965	9,623	2,823	90	—	31,501
Coal (tons)	532	75	830	274	387	2,098
WPL
Electricity (MWhs)	2,071	2,190	1,318	1,314	1,314	8,207
FTRs (MWhs)	5,194	4,002	—	—	—	9,196
Natural gas (Dths)	7,054	3,098	455	—	—	10,607
Coal (tons)	1,140	1,415	1,069	799	726	5,149

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

	Alliant Energy		IPL		WPL
Commodity contracts	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Current derivative assets	$96.5	$25.6	$71.8	$20.2	$24.7	$5.4
Non-current derivative assets	22.5	1.1	1.2	0.9	21.3	0.2
Current derivative liabilities	7.9	6.7	4.0	3.0	3.9	3.7
Non-current derivative liabilities	5.4	14.1	2.3	2.2	3.1	11.9

Changes in unrealized gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Three Months Ended June 30
Regulatory assets	($4.6)	($25.9)	($4.1)	($6.9)	($0.5)	($19.0)
Regulatory liabilities	21.3	1.2	3.8	(2.5)	17.5	3.7
Six Months Ended June 30
Regulatory assets	5.5	(16.4)	1.4	(4.2)	4.1	(12.2)
Regulatory liabilities	69.4	17.6	15.9	6.3	53.5	11.3

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

	June 30, 2014			December 31, 2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Aggregate fair value	$13.3	$6.3	$7.0	$20.8	$5.2	$15.6
Credit support to be posted if triggered	13.3	6.3	7.0	20.8	5.2	15.6

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
June 30, 2014
Derivative assets	$119.0	$103.9	$73.0	$68.8	$46.0	$35.1
Derivative liabilities	13.3	6.6	6.3	2.4	7.0	4.2
December 31, 2013
Derivative assets	26.7	23.5	21.1	19.5	5.6	4.0
Derivative liabilities	20.8	17.6	5.2	3.6	15.6	14.0

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. As of June 30, 2014, Alliant Energy’s, IPL’s and WPL’s net derivative assets in the above table have been reduced by $8.4 million, $0.3 million and $8.1 million, respectively, due to cash collateral posted by counterparties.

(14) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various capital purchase obligations contain minimum future commitments related to capital expenditures for certain emission controls, generation performance improvement and other construction projects. These projects include the installation of scrubbers and baghouses to reduce SO2 and mercury emissions, and generation performance improvements, at IPL’s Ottumwa Unit 1. The projects also include the construction of IPL’s Marshalltown facility. At June 30, 2014, Alliant Energy’s and IPL’s minimum future commitments related to these projects were $59 million.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At June 30, 2014, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,589	$1,589	$—
Other	235	1	234
	1,824	1,590	234
Natural gas	253	135	118
Coal (b)	279	123	156
SO2 emission allowances	34	34	—
Other (c)	33	20	10
	$2,423	$1,902	$518

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of June 30, 2014 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at June 30, 2014.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of June 30, 2014. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy provided indemnifications to the buyer of RMT for losses resulting from potential breach of the representations and warranties made by Alliant Energy as of the sale date and for the potential breach of its obligations under the sale agreement. These indemnifications were limited to $3 million and expired in July 2014.

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

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of June 30, 2014, Alliant Energy had $313 million of performance guarantees outstanding, with $137 million, $53 million and $123 million currently expected to expire in 2014, 2015 and 2016, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of June 30, 2014. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss. Refer to Note 17 for further discussion of RMT.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of June 30, 2014, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of June 30, 2014.

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

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At June 30, 2014, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$13	-	$32	$12	-	$30	$1	-	$2
Current and non-current environmental liabilities	20			18			2

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

In April 2013, WPL, along with the other owners of Edgewater and Columbia, entered into a Consent Decree with the EPA and the Sierra Club to resolve the claims relating to Edgewater, Columbia and Nelson Dewey, while admitting no liability. In June 2013, the Consent Decree was approved by the U.S. District Court for the Western District of Wisconsin, thereby resolving all claims against WPL. Under the Consent Decree, WPL is required to install the following emission controls systems:

•	SCR system at Edgewater Unit 5 by May 1, 2013 (placed in service in 2012);

•	Scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 (placed in service in 2014);

•	Scrubber and baghouse at Edgewater Unit 5 by December 31, 2016; and

•	SCR system at Columbia Unit 2 by December 31, 2018.

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental regulations are being monitored that may have a significant impact on future operations. Several of these environmental regulations are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of these regulations are not able to be determined; however future capital investments and/or modifications to EGUs to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures include, among others: CAIR, CSAPR, Clean Air Visibility Rule, Mercury and Air Toxic Standard Rule, Wisconsin State Mercury Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone NAAQS Rule, Fine Particulate Matter NAAQS Rule, Federal Clean Water Act including Section 316(b), Hydroelectric Fish Passage Device, Effluent Limitation Guidelines, Coal Combustion Residuals, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including carbon emissions from new and existing fossil-fueled EGUs. Some recent developments concerning these environmental matters are included below:

Air Quality -
Clean Power Plan - Existing Fossil-fueled EGUs - In June 2014, the EPA issued proposed standards to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets on average over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. The EPA is currently expected to issue final standards by June 1, 2015.

Water Quality -
Section 316(b) of the Federal Clean Water Act - In May 2014, the EPA issued a final rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule.

(15) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utilities				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended June 30, 2014
Operating revenues	$643.9	$76.9	$15.6	$736.4	$13.9	$750.3
Operating income	89.1	2.7	2.2	94.0	9.3	103.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				53.0	9.1	62.1
Loss from discontinued operations, net of tax				—	(0.3)	(0.3)
Net income attributable to Alliant Energy common shareowners				53.0	8.8	61.8
Three Months Ended June 30, 2013
Operating revenues	$612.1	$73.4	$17.8	$703.3	$14.7	$718.0
Operating income	85.9	5.6	2.9	94.4	8.8	103.2
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				56.6	9.3	65.9
Loss from discontinued operations, net of tax				—	(0.6)	(0.6)
Net income attributable to Alliant Energy common shareowners				56.6	8.7	65.3

	Utilities				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Six Months Ended June 30, 2014
Operating revenues	$1,319.7	$317.6	$38.4	$1,675.7	$27.4	$1,703.1
Operating income	183.4	45.7	10.1	239.2	18.3	257.5
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				151.2	18.9	170.1
Loss from discontinued operations, net of tax				—	(0.3)	(0.3)
Net income attributable to Alliant Energy common shareowners				151.2	18.6	169.8
Six Months Ended June 30, 2013
Operating revenues	$1,245.3	$270.7	$35.0	$1,551.0	$26.6	$1,577.6
Operating income	159.5	42.9	5.8	208.2	15.7	223.9
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				121.5	17.3	138.8
Loss from discontinued operations, net of tax				—	(3.6)	(3.6)
Net income attributable to Alliant Energy common shareowners				121.5	13.7	135.2

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2014
Operating revenues	$354.6	$43.7	$13.6	$411.9
Operating income	29.0	1.6	3.4	34.0
Earnings available for common stock				18.4
Three Months Ended June 30, 2013
Operating revenues	$329.6	$42.0	$11.8	$383.4
Operating income	29.4	2.6	2.7	34.7
Earnings available for common stock				22.2
Six Months Ended June 30, 2014
Operating revenues	$728.8	$179.4	$32.6	$940.8
Operating income	55.5	24.9	11.1	91.5
Earnings available for common stock				61.8
Six Months Ended June 30, 2013
Operating revenues	$679.8	$156.3	$25.2	$861.3
Operating income	46.6	23.3	5.9	75.8
Earnings available for common stock				45.1

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended June 30, 2014
Operating revenues	$289.3	$33.2	$2.0	$324.5
Operating income (loss)	60.1	1.1	(1.2)	60.0
Earnings available for common stock				34.6
Three Months Ended June 30, 2013
Operating revenues	$282.5	$31.4	$6.0	$319.9
Operating income	56.5	3.0	0.2	59.7
Earnings available for common stock				34.4
Six Months Ended June 30, 2014
Operating revenues	$590.9	$138.2	$5.8	$734.9
Operating income (loss)	127.9	20.8	(1.0)	147.7
Earnings available for common stock				89.4
Six Months Ended June 30, 2013
Operating revenues	$565.5	$114.4	$9.8	$689.7
Operating income (loss)	112.9	19.6	(0.1)	132.4
Earnings available for common stock				76.4

(16) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases billed for the three and six months ended June 30 were as follows (in millions):

	IPL				WPL
	Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
Corporate Services billings	$41	$36	$74	$68	$31	$23	$59	$49
Sales credited	2	1	4	3	3	4	2	7
Purchases billed	108	76	207	152	28	14	58	28

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Net payables to Corporate Services	$84	$62	$43	$46

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and six months ended June 30 were as follows (in millions):

	Three Months		Six Months
	2014	2013	2014	2013
ATC billings to WPL	$24	$24	$48	$48
WPL billings to ATC	1	4	4	7

WPL owed ATC net amounts of $8 million as of June 30, 2014 and $8 million as of December 31, 2013.

(17) DISCONTINUED OPERATIONS
In January 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and six months ended June 30 was as follows (in millions):

	Three Months		Six Months
	2014	2013	2014	2013
Operating revenues	$—	$—	$—	$0.9
Operating expenses	0.6	0.9	0.6	6.5
Loss before income taxes	(0.6)	(0.9)	(0.6)	(5.6)
Income tax benefit	(0.3)	(0.3)	(0.3)	(2.0)
Loss from discontinued operations, net of tax	($0.3)	($0.6)	($0.3)	($3.6)

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

CONTENTS OF MDA

MDA consists of the following information:

•	Executive Summary

•	Strategic Overview

•	Rate Matters

•	Environmental Matters

•	Legislative Matters

•	Alliant Energy’s Results of Operations

•	IPL’s Results of Operations

•	WPL’s Results of Operations

•	Liquidity and Capital Resources

•	Other Matters

•	Market Risk Sensitive Instruments and Positions

•	New Accounting Pronouncements

•	Critical Accounting Policies and Estimates

•	Other Future Considerations

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. At June 30, 2014, WPL and Resources, through their ownership interests in WPL Transco, in aggregate held an approximate 16% interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Pending receipt of remaining regulatory approvals, the transactions are expected to be concluded by December 31, 2014.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the second quarter were as follows (dollars in millions, except per share amounts):

	2014		2013
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities and Corporate Services	$55.1	$0.50	$58.4	$0.52
Non-regulated and parent	7.0	0.06	7.5	0.07
Income from continuing operations	62.1	0.56	65.9	0.59
Loss from discontinued operations	(0.3)	—	(0.6)	—
Net income	$61.8	$0.56	$65.3	$0.59

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

Utilities and Corporate Services - Lower EPS from continuing operations in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to:

•	$0.11 per share of retail electric customer billing credits at IPL related to the settlement agreement proposed for its Iowa retail electric rate case (2013 Test Year) in the second quarter of 2014;

•	$0.03 per share of higher energy efficiency cost recovery amortizations at WPL in the second quarter of 2014 compared to the second quarter of 2013;

•	$0.03 per share of higher generation operation and maintenance expenses at IPL in the second quarter of 2014 compared to the second quarter of 2013;

•	$0.02 per share of higher interest expense at IPL in the second quarter of 2014 compared to the second quarter of 2013 due to IPL’s $250 million 4.7% senior debentures issued in October 2013;

•	$0.02 per share of higher electric transmission service expenses, net of recoveries in the second quarter of 2014 compared to the second quarter of 2013;

•	$0.02 per share of higher depreciation expense at IPL and WPL in the second quarter of 2014 compared to the second quarter of 2013; and

•	$0.02 per share of earnings deferral recorded in the second quarter of 2014 for projected excess return on equity for 2014 at WPL.

These items were partially offset by:

•	$0.19 per share of purchased electric capacity expense related to the previous DAEC PPA recorded in the second quarter of 2013; and

•	$0.09 per share of purchased electric capacity expense related to the Kewaunee PPA recorded in the second quarter of 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting earnings during the second quarters of 2014 and 2013.

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

•
April 2014 - IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse placed in service in May 2014 at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by the end of the second quarter of 2015.

•	April 2014 - The scrubber and baghouse at WPL’s Columbia Unit 2 were placed in service. In addition, the scrubber and baghouse at WPL’s Columbia Unit 1 were placed in service in July 2014.

•	May 2014 - The scrubber and baghouse at IPL’s George Neal Unit 3 were placed in service.

•
June 2014 - After receiving the final necessary regulatory approvals and permits in the second quarter of 2014, IPL began constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. IPL currently expects to place Marshalltown in service in the second quarter of 2017.

•
June 2014 - WPL issued an RFP seeking supply of up to 600 MW of capacity and energy to meet the needs of its customers beginning in 2019. WPL plans to complete a feasibility study of various resource options and file the necessary regulatory applications for approval of the selected resource option with the PSCW in early 2015.

•
July 2014 - WPL filed a CA application with the PSCW to install an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. WPL’s portion of the capital expenditures for the SCR system, excluding AFUDC, is currently estimated to be between $60 million and $80 million.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB, PSCW and MPUC. Key regulatory developments since the filing of the 2013 Form 10-K include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
March 2014 - After reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. During the second quarter of 2014, IPL recorded $20 million of such retail electric customer billing credits. The settlement agreement included the continuation of the energy adjustment clause, continuation of the transmission cost rider, continuation of electric tax benefit rider credits through at least 2016, the ability for IPL to seek rate relief if a significant event occurs, and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%. IPL currently expects a decision from the IUB regarding the settlement agreement in the third quarter of 2014.

•
June 2014 - WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $55 million, or approximately 5%, in 2015. The increase includes $41 million of anticipated increases in retail electric fuel-related costs in 2015 and $14 million to recover a portion of the under-collection of fuel-related costs projected for 2014. Any rate changes granted from this request are expected to be effective on January 1, 2015.

•
July 2014 - WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The retail base rate filing request was based on a forward-looking test period that includes 2015 and 2016. The filing requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. The filing also requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The request included a return of and a return on costs for the construction of emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, and other ongoing capital expenditures. The additional revenue requirements for the recovery of the costs for these capital projects are being offset by the impact of changes in amortizations of regulatory liabilities associated with energy efficiency cost recoveries.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments since the filing of the 2013 Form 10-K include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
April 2014 - The U.S. Supreme Court reversed the D.C. Circuit Court’s 2012 decision that vacated CSAPR. However, CSAPR was not immediately implemented due to a stay of the rule in place from the D.C. Circuit Court and outstanding legal and regulatory uncertainties. In June 2014, the EPA requested that the D.C. Circuit Court lift the stay of CSAPR and allow the first phase of the rule to begin in 2015 and the second phase of the rule to begin in 2017. Alliant Energy, IPL and WPL are uncertain when the D.C. Circuit Court will respond to the EPA’s request. In the meantime, CAIR remains effective.

•
May 2014 - The EPA issued the final Section 316(b) of the Federal Clean Water Act rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule.

•
June 2014 - The EPA issued proposed standards to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets on average over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. The EPA is currently expected to issue final standards by June 1, 2015.

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

•
June 2014 - At June 30, 2014, Alliant Energy and its subsidiaries had $692 million of available capacity under the revolving credit facilities, $140 million of available capacity at IPL under its sales of accounts receivable program and $16 million of cash and cash equivalents.

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

•
April 2014 - FERC accepted an SSR agreement and related cost allocation filed by MISO related to another utility’s EGU (Presque Isle) located in an area for which ATC provides transmission services. Based on FERC’s April 2014 decision, WPL’s share of the annual revenue requirement was originally expected to be approximately $10 million, effective February 1, 2014. In July 2014, FERC issued an order directing MISO to make a compliance filing to revise the cost allocation pursuant to a PSCW complaint effective April 3, 2014. As a result, WPL is currently unable to estimate its allocated SSR costs; however, WPL expects its costs to decrease from the prior estimate as a result of the July 2014 FERC order.

•
June 2014 - FERC issued an order that reduced the ISO-NE transmission owners’ authorized return on equity. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact this June 2014 FERC order and a new methodology FERC used in determining the return on equity may have on a November 2013 complaint filed by a group of MISO industrial customer organizations related to ITC’s and ATC’s current authorized return on equity.

•
July 2014 - The Iowa Supreme Court issued a ruling affirming the Polk County, Iowa District Court’s March 2013 decision, which found Eagle Point is not a public utility and could sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City of Dubuque’s property. Alliant Energy and IPL are currently unable to determine the impact this ruling may have on IPL’s future electric sales.

STRATEGIC OVERVIEW

A strategic overview summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Generation Plans -
Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - After receiving the final necessary regulatory approvals and permits in the second quarter of 2014, IPL began constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. IPL currently expects to place Marshalltown in service in the second quarter of 2017.

WPL’s Potential Generation Investment - In June 2014, WPL issued an RFP seeking supply of up to 600 MW of capacity and energy to address its customers’ needs beginning in 2019. The RFP solicits ownership and/or long-term PPA proposals for new or existing resources, or access to a portion of the output of a system of resources, to supply all or a portion of its long-term electric capacity and energy needs. The generation resource is needed to replace older and less efficient units, provide customers with stable power supply and support economic growth. WPL plans to complete the feasibility study of resource options and file the necessary regulatory applications for approval of the selected resource option with the PSCW in early 2015. Alliant Energy’s and WPL’s current capital expenditure estimates for this potential generation investment are based on WPL potentially constructing a 300 MW natural gas-fired combined-cycle EGU and are subject to change after the resource option is selected.

In May 2014, the PSCW authorized WPL to defer the retail portion of incremental pre-certification and pre-construction costs associated with its potential generation investment beginning March 2014. WPL currently estimates deferral of such costs will be approximately $11 million in aggregate by December 31, 2015.

Environmental Compliance Plans -
IPL’s Emission Controls Projects - In April 2014, IPL and MidAmerican (which operates George Neal Unit 3) each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse placed in service in May 2014 at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by the end of the second quarter of 2015.

George Neal Unit 3 - Refer to Note 3 for discussion of the scrubber and baghouse at George Neal Unit 3, which were placed in service in May 2014 and expect to reduce SO2 and mercury emissions at the EGU by approximately 90%.

WPL’s Emission Controls Projects -
Columbia Units 1 and 2 - Refer to Note 3 for discussion of the scrubbers and baghouses at Columbia Units 1 and 2. The emission controls projects at Columbia Units 1 and 2 were placed in service in July 2014 and April 2014, respectively, and expect to reduce SO2 and mercury emissions at the EGUs by approximately 90%.

Columbia Unit 2 - In July 2014, WPL filed a CA application with the PSCW to install an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality requirements, including CAIR or some alternative to this rule that may be implemented, and requirements under the Consent Decree WPL entered into with the EPA and the Sierra Club in April 2013. WPL’s portion of the capital expenditures for the SCR system, excluding AFUDC, is currently estimated to be between $60 million and $80 million.

RATE MATTERS

A rate matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Retail Base Rate Filings -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The retail base rate filing request was based on a forward-looking test period that included 2015 and 2016. The filing requested authority to maintain customer base rates for WPL’s retail electric customers at their current levels through the end of 2016. The filing also requested approval for WPL to implement a $5 million decrease in annual base rates for WPL’s retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016. The request included a return of and a return on costs for the construction of emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, and other ongoing capital expenditures. The additional revenue requirements for the recovery of the costs for these capital projects are being offset by the impact of changes in amortizations of regulatory liabilities associated with energy efficiency cost recoveries.

WPL’s retail base rate filing included escrow treatment of major transmission charges, continuation of an 8.2% AFUDC recovery rate, and continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual regulatory return on common equity falls below 8.5%; and (2) WPL must defer a portion of the amount of earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. WPL must defer 50% of its excess earnings between 10.65% and 11.40%, and 100% of any excess earnings above 11.40%. In addition, the filing requested WPL maintain its ability to request deferrals based on current practices. The filing also included the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

	Test	Regulatory Capital Structure			After-tax	Average Retail Rate
Utility Type	Period	CE	LD	SD	WACC	Base (in millions) (a)
Electric	2015	50.5%	48.9%	0.6%	7.9%	$2,329
Electric	2016	51.0%	46.2%	2.8%	7.8%	2,450
Gas	2015	50.5%	48.9%	0.6%	7.9%	201
Gas	2016	51.0%	46.2%	2.8%	7.8%	204

(a)	Average rate base is calculated using a 13-month average.

In addition, WPL will be prohibited from paying annual common stock dividends to its parent company in excess of $127 million in 2015 and $135 million in 2016 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) falls below 51.79% for 2015 and 52.25% for 2016.

The fuel-related cost component of WPL’s retail electric rates for 2015 and 2016 will be addressed in separate filings.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In March 2014, after reaching a unanimous agreement with parties to the DAEC PPA proceeding, IPL filed with the IUB a settlement agreement and joint motion for approval of the settlement agreement to extend IPL’s Iowa retail electric base rate freeze through 2016 and provide retail electric customer billing credits of $70 million in 2014 (beginning May 2014), decreasing to $25 million in 2015 and further decreasing to $10 million in 2016. During the three and six months ended June 30, 2014, IPL recorded $20 million of such retail electric customer billing credits. The settlement agreement included the continuation of the energy adjustment clause, continuation of the transmission cost rider, continuation of electric tax benefit rider credits through at least 2016, the ability for IPL to seek rate relief if a significant event occurs, and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%. IPL currently expects a decision from the IUB regarding the settlement agreement in the third quarter of 2014.

Items considered in settlement discussions included costs for emission controls at Ottumwa Unit 1, George Neal Units 3 and 4, Burlington Unit 1 and Prairie Creek Units 3 and 4, generation performance and reliability improvements at Ottumwa Unit 1, and other ongoing capital expenditures; the elimination of purchased electric capacity payments from the previous DAEC PPA that ended in February 2014; and costs of the new DAEC PPA, which are being recovered from Iowa retail electric customers through the energy adjustment clause beginning in February 2014. IPL assumes no change to its current authorized return on common equity and common equity component of the regulatory capital structure. At December 31,

2014, IPL’s projected Iowa retail electric rate base is expected to be as follows: $233 million for Emery Generation Station; $277 million for Whispering Willow - East; and $2,553 million for the remaining rate base items.

WPL’s Retail Fuel-related Rate Filings -
2015 Test Year - Refer to Note 2 for discussion of WPL’s June 2014 request filed with the PSCW to increase annual rates for WPL’s retail electric customers for anticipated increases in retail electric fuel-related costs in 2015 and the recovery of a portion of the projected under-collection of fuel-related costs for 2014.

2014 Test Year - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of June 30, 2014 for fuel-related costs incurred by WPL during the six months ended June 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Air Quality -
CAIR/CSAPR - CAIR includes a regional cap-and-trade system covering the eastern U.S., where compliance with SO2 and NOx emissions limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of emission controls. In 2011, the EPA issued CSAPR as a replacement rule for CAIR. CSAPR also included requirements to reduce SO2 and NOx emissions. In 2012, the D.C. Circuit Court vacated CSAPR and in 2013, the EPA appealed this decision to the U.S. Supreme Court. In April 2014, the U.S. Supreme Court ruled in the EPA’s favor and reversed the D.C. Circuit Court’s decision regarding CSAPR. However, CSAPR was not immediately implemented due to a stay of the rule in place from the D.C. Circuit Court and outstanding legal and regulatory uncertainties. In June 2014, the EPA requested the D.C. Circuit Court lift the stay of CSAPR and allow the first phase of the rule to begin in 2015 and the second phase of the rule to begin in 2017. Alliant Energy, IPL and WPL are uncertain when the D.C. Circuit Court will respond to the EPA’s request. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR. In the meantime, CAIR remains effective. Alliant Energy, IPL and WPL currently believe that CAIR will be replaced in the future, either by a modified CSAPR or another rule that addresses the interstate transport of air pollutants. Alliant Energy, IPL and WPL currently expect to meet the final compliance requirements based on planned and completed emission controls projects for various EGUs.

GHG Emissions -
GHG Tailoring Rule - In 2010, the EPA issued the GHG Tailoring Rule, which establishes a GHG emissions threshold for major sources under the PSD construction permit and Title V operation permit. In June 2014, the Supreme Court ruled that the EPA may not treat GHG emissions as “air pollutants” for determining whether a major source is required to obtain a PSD or Title V permit, but held that the EPA can continue requiring Best Available Control Technology for GHG emissions from sources otherwise subject to review under the PSD program. Further rulemaking may also be required to update state regulations implementing the GHG Tailoring Rule to make the Supreme Court’s decision effective.

Clean Power Plan - Existing Fossil-fueled EGUs - In June 2014, the EPA issued proposed standards under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA’s proposal is based on broad measures that can reduce CO2 emissions from existing fossil-fueled EGUs, including making existing coal-fired EGUs more efficient, increasing dispatch of existing combined-cycle natural gas-fired EGUs, maintaining or expanding zero- or low-CO2 energy resources such as renewables and nuclear, and reducing customer demand for electricity through energy efficiency programs. The state-specific goals are based on an emissions rate basis measured in pounds per net MWh. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets on average over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030.

State plans will determine the specific compliance requirements applicable to Alliant Energy, IPL and WPL. Each state has flexibility in determining how to achieve the goals, which can include the broad measures included by the EPA as well as any other enforceable measures that the state can demonstrate will reduce CO2 emissions from existing fossil-fueled EGUs. The EPA also proposed to give states the option to convert the rate-based goal to a mass-based goal measured in tons. States can develop a state-only plan or collaborate in developing regional multi-state plans. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. If a state needs additional time and provides proper notification and explanation, the EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. The EPA is currently expected to issue final standards by June 1, 2015.

Depending on the measures included in state plans, the expected dates for the retirement and fuel switching of certain coal-fired EGUs may be impacted by the new requirements. The implications of these new requirements remain highly uncertain, and as a result Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of these standards, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

Water Quality -
Section 316(b) of the Federal Clean Water Act - In May 2014, the EPA issued a final rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. This rule applies to existing and new cooling water intake structures at certain steam generating and manufacturing facilities. The schedule for compliance with this rule has not yet been finalized; however, compliance is currently expected to be required within eight years of the effective date of the final rule. Alliant Energy, IPL and WPL have completed a preliminary assessment of the final Section 316(b) rule and do not believe there will be a significant impact on their financial condition and results of operations.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s second quarter 2014 and 2013 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three months ended June 30, 2014 and 2013 are discussed below.

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

Second Quarter 2014 vs. Second Quarter 2013 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$221.5	$218.8	1%	1,661	1,698	(2%)
Commercial	156.0	148.4	5%	1,523	1,503	1%
Industrial	200.3	180.4	11%	2,958	2,887	2%
Retail subtotal	577.8	547.6	6%	6,142	6,088	1%
Sales for resale:
Wholesale	51.5	45.2	14%	852	833	2%
Bulk power and other	2.3	5.1	(55%)	106	285	(63%)
Other	12.3	14.2	(13%)	36	43	(16%)
Total revenues/sales	643.9	612.1	5%	7,136	7,249	(2%)
Electric production fuel expense	100.7	86.2	17%
Energy purchases expense	113.4	71.8	58%
Purchased electric capacity expense	—	52.0	(100%)
Electric margins (a)	$429.8	$402.1	7%

(a)
Includes $19 million and $20 million of credits on IPL’s Iowa retail electric customers’ bills for the second quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Summary - Electric margins and MWh sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$489.7	$466.9	5%	3,885	3,747	4%
Commercial	317.0	295.6	7%	3,177	3,048	4%
Industrial	385.6	356.2	8%	5,782	5,584	4%
Retail subtotal	1,192.3	1,118.7	7%	12,844	12,379	4%
Sales for resale:
Wholesale	105.0	92.3	14%	1,788	1,717	4%
Bulk power and other	(1.8)	8.3	(122%)	196	436	(55%)
Other	24.2	26.0	(7%)	78	83	(6%)
Total revenues/sales	1,319.7	1,245.3	6%	14,906	14,615	2%
Electric production fuel expense	229.8	200.1	15%
Energy purchases expense	198.2	137.0	45%
Purchased electric capacity expense	24.8	109.0	(77%)
Electric margins (a)	$866.9	$799.2	8%

(a)
Includes $42 million and $38 million of credits on Iowa retail electric customers’ bills for the six months ended June 30, 2014 and 2013, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Variances - Variances between periods in electric margins for the three and six months ended June 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower purchased electric capacity expenses at IPL related to the previous DAEC PPA, which ended in February 2014	$36	$36	$—	$52	$52	$—
Purchased electric capacity expenses at WPL during 2013 related to the Kewaunee PPA, which ended in December 2013	15	—	15	31	—	31
Estimated increase from changes in sales caused by weather conditions	2	—	2	12	6	6
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (a)	3	3	—	11	11	—
Retail electric customer billing credits at IPL (b)	(20)	(20)	—	(20)	(20)	—
Changes in electric fuel-related costs, net of recoveries at WPL	(1)	—	(1)	(8)	—	(8)
Higher (lower) revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider	1	1	—	(4)	(4)	—
Changes in revenue requirement adjustment related to certain tax benefits from tax accounting method changes at IPL (c)	(2)	(2)	—	(4)	(4)	—
Earnings deferral for excess return on equity at WPL	(3)	—	(3)	(3)	—	(3)
Other (d)	(3)	(5)	2	1	(6)	6
	$28	$13	$15	$68	$35	$32

(a)	Higher transmission rider revenues were offset by higher electric transmission service expenses.

(b)
Billing credits related to the settlement agreement proposed for IPL’s Iowa retail electric rate case (2013 Test Year) began in May 2014 and are expected to be $70 million for 2014. Refer to “Rate Matters - IPL’s Iowa Retail Electric Rate Case (2013 Test Year)” for further discussion.

(c)	Refer to Note 2 for further discussion of IPL’s revenue requirement adjustment.

(d)	Largely related to the impacts of changes in weather-normalized retail sales volumes at IPL and WPL. Refer to “Sales Trends” below for additional details.

Weather Conditions - Temperatures during the first quarter of 2014 were 20-25% colder than normal, as measured by HDDs in Alliant Energy’s service territories. These extremely cold temperatures caused a large increase in IPL’s and WPL’s electric and gas sales for the six months ended June 30, 2014 due to high demand by customers for heating. HDD and CDD in Alliant Energy’s service territories for the three and six months ended June 30 were as follows:

	Three Months			Six Months
	Actual			Actual
	2014	2013	Normal	2014	2013	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	711	775	703	4,903	4,296	4,128
Madison, Wisconsin (WPL)	797	897	833	5,072	4,642	4,331
CDD (a):
Cedar Rapids, Iowa (IPL)	263	246	215	263	246	217
Madison, Wisconsin (WPL)	233	190	178	233	190	180

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Estimated increases to electric margins from the impacts of weather for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2014	2013	Change	2014	2013	Change
IPL	$2	$2	$—	$9	$3	$6
WPL	3	1	2	9	3	6
Total Alliant Energy	$5	$3	$2	$18	$6	$12

Electric Production Fuel and Energy Purchases (Fuel-related) Expense - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense, which increased $15 million and $30 million for the three- and six-month periods, respectively. The increase for the three-month period was primarily due to changes in the under-/over-collection of fuel-related costs at IPL, partially offset by deferred fuel-related costs incurred during the three months ended June 30, 2014 that are expected to fall outside the approved bandwidth for 2014 at WPL and lower MISO dispatch of IPL’s generating facilities for the three months ended June 30, 2014 compared to the same period in 2013. The increase for the six-month period was primarily due to the unseasonably cold weather conditions in Alliant Energy’s service territory in the first quarter of 2014, which resulted in higher commodity prices and increased customer demand in the first quarter of 2014. This contributed to higher MISO dispatch of IPL’s and WPL’s generating facilities in the first quarter of 2014. The increase for the six-month period was also impacted by changes in the under-/over-collection of fuel-related costs at IPL, partially offset by deferred fuel-related costs incurred during the six months ended June 30, 2014 that are expected to fall outside the approved bandwidth for 2014 at WPL.

Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense, which increased $42 million and $61 million for the three- and six-month periods, respectively. The increases for the three- and six-month periods were primarily due to increased prices for electricity, partially resulting from IPL’s new DAEC PPA. The six-month increase was also due to extremely cold temperatures in the first quarter of 2014 contributing to higher prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) for the six-month period.

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

WPL’s retail fuel-related costs incurred during the three and six months ended June 30, 2014 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $0 and $6 million during the three and six months ended June 30, 2014, respectively. WPL’s retail fuel-related costs incurred during the three and six months ended June 30, 2013 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $1 million and $2 million during the three and six months ended June 30, 2013, respectively. Refer to Note 2 for discussion of fuel-related costs incurred by WPL during the six months ended June 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs included minimum payments for IPL’s and WPL’s rights to electric generating capacity. The previous DAEC PPA expired in February 2014 and the Kewaunee PPA expired in December 2013. The new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins tables above for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2014	2013	Change	2014	2013	Change
DAEC PPA (IPL)	$—	$36	($36)	$25	$77	($52)
Kewaunee PPA (WPL)	—	15	($15)	—	31	($31)
Other	—	1	($1)	—	1	($1)
	$—	$52	($52)	$25	$109	($84)

Sales Trends - Retail sales volumes increased 1% and 4% for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. These increases were primarily due to an increase in commercial and industrial sales due to production expansion at several customers and the impact of weather conditions on residential and commercial sales, including the impact of the unseasonably cold weather conditions in the first quarter of 2014. These increases were partially offset by a decline in IPL weather-normalized residential sales.

Wholesale sales volumes increased 2% and 4% for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The three- and six-month increases were primarily due to increases in sales to one of IPL’s full-requirement wholesale customers due to production expansion and the impacts of weather conditions on demand, including the impacts of the unseasonably cold weather conditions during the first quarter of 2014.

Bulk power and other revenue changes were largely due to changes in sales in the wholesale energy markets operated by MISO and PJM. These changes are impacted by several factors, including the availability and dispatch of Alliant Energy’s EGUs and electricity demand within these wholesale energy markets. Changes in bulk power and other sales revenues were largely offset by changes in fuel-related costs, and therefore, did not have a significant impact on electric margins.

WPL participates in bid/offer-based wholesale energy and ancillary services markets operated by MISO. The MISO day-ahead and real-time transactions are grouped together, resulting in a net supply of MWhs to or net purchase of MWhs from MISO for each hour of each day. The net supply to MISO is recorded in bulk power and other revenue and the net purchase from MISO is recorded in energy purchases expense. For the six months ended June 30, 2014, WPL’s transactions recorded as revenues in the hourly MISO wholesale energy market resulted in a net cost due to the price of gross purchases exceeding the price of gross sales, resulting in a net expense for WPL’s bulk power and other revenues for the six months ended June 30, 2014.

Refer to “Rate Matters” for discussion of a retail electric base rate case order received by WPL in July 2014 and a retail electric rate settlement agreement filed by IPL in March 2014. Refer to Note 2 for discussion of WPL’s retail fuel-related rate increase effective January 1, 2014, WPL’s retail fuel-related rate increase request filed in June 2014 and IPL’s electric tax benefit rider. Refer to “Other Future Considerations” for discussion of colder than normal weather conditions in July 2014, a notification of termination of a wholesale power supply agreement provided to IPL by one of its wholesale customers and a July 2014 Iowa Supreme Court ruling related to a renewable power developer seeking to distribute energy in IPL’s service territory.

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

Second Quarter 2014 vs. Second Quarter 2013 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$41.0	$41.1	—%	4,060	4,377	(7%)
Commercial	24.6	21.9	12%	3,137	3,185	(2%)
Industrial	4.4	3.5	26%	634	640	(1%)
Retail subtotal	70.0	66.5	5%	7,831	8,202	(5%)
Transportation/other	6.9	6.9	—%	13,583	13,035	4%
Total revenues/sales	76.9	73.4	5%	21,414	21,237	1%
Cost of gas sold	45.0	38.9	16%
Gas margins (a)	$31.9	$34.5	(8%)

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the second quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 - Gas margins and Dth sales for Alliant Energy for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$185.0	$158.9	16%	20,895	18,263	14%
Commercial	102.8	86.5	19%	13,712	12,152	13%
Industrial	11.6	9.7	20%	1,757	1,636	7%
Retail subtotal	299.4	255.1	17%	36,364	32,051	13%
Transportation/other	18.2	15.6	17%	31,611	29,494	7%
Total revenues/sales	317.6	270.7	17%	67,975	61,545	10%
Cost of gas sold	206.9	166.9	24%
Gas margins (a)	$110.7	$103.8	7%

(a)
Includes $6 million and $5 million of credits on IPL’s Iowa retail gas customers’ bills for the six months ended June 30, 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins decreased $3 million and increased $7 million for the three- and six-month periods, respectively, primarily due to changes in sales caused by weather conditions in Alliant Energy’s service territories during such periods.

Estimated increases (decreases) to gas margins from the impacts of weather for the three and six months ended June 30 were as follows (in millions):

	Three Months			Six Months
	2014	2013	Change	2014	2013	Change
IPL	$—	$1	($1)	$4	$1	$3
WPL	(1)	—	(1)	4	1	3
Total Alliant Energy	($1)	$1	($2)	$8	$2	$6

Refer to “Utility Electric Margins” for HDD data details. Refer to “Rate Matters” for discussion of a retail gas base rate case order received by WPL in July 2014. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Other revenues for the utilities decreased $2 million and increased $3 million for the three- and six-month periods, respectively. The three-month decrease was primarily due to lower coal sales at WPL. The six-month increase was primarily due to $5 million of higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts, partially offset by lower coal sales at WPL. Approximately 50% of all margins earned from IPL’s sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing price fluctuations in the first quarter of 2014, margins were much greater than normal for the six months ended June 30, 2014. Changes in utility other revenues related to coal sales at WPL were largely offset by changes in utility other operation and maintenance expenses related to coal sales at WPL.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense for the three and six months ended June 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$9	$7	$2	$24	$21	$3
Changes in the under-/over-collection of electric transmission service expenses through the transmission cost rider at IPL (b)	(4)	(4)	—	(8)	(8)	—
Other	1	1	—	—	—	—
	$6	$4	$2	$16	$13	$3

(a)	Primarily due to increased electric transmission service rates.

(b)
IPL is currently recovering the Iowa retail portion of its increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 resulting in a comparable increase in electric revenues.

Utility Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the utilities for the three and six months ended June 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Six Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$5	$—	$5	$10	$—	$10
Higher generation expenses at IPL (b)	5	5	—	6	6	—
Lower expenses related to coal sales at WPL (c)	(3)	—	(3)	(5)	—	(5)
Other (d)	7	4	3	13	10	4
	$14	$9	$5	$24	$16	$9

(a)	The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized higher energy efficiency cost recovery amortizations for 2014.

(b)	Primarily resulting from the timing of maintenance projects at IPL’s EGUs.

(c)	Changes in expenses related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

(d)	Primarily due to changes in other administrative and general expenses.

Depreciation and Amortization Expense - Depreciation and amortization expense increased $3 million and $6 million for the three- and six-month periods, respectively, primarily due to increased property additions, including various emission controls projects at IPL and WPL placed in service in the second half of 2013 and the first half of 2014.

Interest Expense - Interest expense increased $3 million and $5 million for the three- and six-month periods, respectively, primarily due to $3 million and $6 million, respectively, of interest expense recorded in 2014 for IPL’s $250 million 4.7% senior debentures issued in October 2013.

AFUDC - AFUDC increased $5 million for the six-month period primarily due to increased CWIP balances related to emission controls projects at IPL’s Ottumwa Unit 1.

Income Taxes - Refer to Note 9 for details of effective income tax rates for continuing operations, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Loss from Discontinued Operations, Net of Tax - Refer to Note 17 for discussion of discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $8 million for the six-month period, primarily due to IPL and WPL recording charges of $5 million and $1 million in the first quarter of 2013, respectively, related to the redemption of preferred stock. Refer to Note 7 for further discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - Earnings available for common stock decreased $4 million primarily due to retail electric customer billing credits in the second quarter of 2014, higher operating expenses and interest expense recorded in the second quarter of 2014 for IPL’s $250 million 4.7% senior debentures issued in October 2013. These items were partially offset by purchased electric capacity expense related to the previous DAEC PPA in the second quarter of 2013.

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

Second Quarter 2014 vs. Second Quarter 2013 Summary - Electric margins and MWh sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$122.8	$121.7	1%	876	922	(5%)
Commercial	97.3	91.3	7%	966	958	1%
Industrial	116.5	101.1	15%	1,794	1,772	1%
Retail subtotal	336.6	314.1	7%	3,636	3,652	—%
Sales for resale:
Wholesale	8.7	7.1	23%	120	104	15%
Bulk power and other	0.8	—	—%	9	63	(86%)
Other	8.5	8.4	1%	19	21	(10%)
Total revenues/sales	354.6	329.6	8%	3,784	3,840	(1%)
Electric production fuel expense	47.4	27.0	76%
Energy purchases expense	75.5	47.9	58%
Purchased electric capacity expense	—	36.2	(100%)
Electric margins (a)	$231.7	$218.5	6%

(a)
Includes $19 million and $20 million of credits on IPL’s Iowa retail electric customers’ bills for the second quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Summary - Electric margins and MWh sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$273.3	$262.0	4%	2,110	2,058	3%
Commercial	197.3	183.1	8%	2,012	1,945	3%
Industrial	224.1	204.0	10%	3,504	3,425	2%
Retail subtotal	694.7	649.1	7%	7,626	7,428	3%
Sales for resale:
Wholesale	16.4	14.4	14%	241	207	16%
Bulk power and other	1.0	0.5	100%	14	90	(84%)
Other	16.7	15.8	6%	41	41	—%
Total revenues/sales	728.8	679.8	7%	7,922	7,766	2%
Electric production fuel expense	113.6	81.4	40%
Energy purchases expense	124.5	90.2	38%
Purchased electric capacity expense	24.8	77.6	(68%)
Electric margins (a)	$465.9	$430.6	8%

(a)
Includes $42 million and $38 million of credits on IPL’s Iowa retail electric customers’ bills for the six months ended June 30, 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Variances - Electric margins increased $13 million and $35 million for the three- and six-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in IPL’s electric margins and IPL’s CDD data.

Refer to “Rate Matters” for discussion of a retail electric rate settlement agreement filed in March 2014. Refer to Note 2 for discussion of the electric tax benefit rider. Refer to “Other Future Considerations” for discussion of colder than normal weather conditions in July 2014, a notification of termination of a wholesale power supply agreement provided to IPL by one of its wholesale customers and a July 2014 Iowa Supreme Court ruling related to a renewable power developer seeking to distribute energy in IPL’s service territory.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2014 vs. Second Quarter 2013 Summary - Gas margins and Dth sales for IPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$22.9	$22.9	—%	2,233	2,355	(5%)
Commercial	13.3	11.8	13%	1,607	1,659	(3%)
Industrial	3.3	2.8	18%	493	502	(2%)
Retail subtotal	39.5	37.5	5%	4,333	4,516	(4%)
Transportation/other	4.2	4.5	(7%)	7,097	7,413	(4%)
Total revenues/sales	43.7	42.0	4%	11,430	11,929	(4%)
Cost of gas sold	25.7	21.8	18%
Gas margins (a)	$18.0	$20.2	(11%)

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the second quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Summary - Gas margins and Dth sales for IPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$104.2	$91.4	14%	11,751	10,324	14%
Commercial	55.8	48.2	16%	7,337	6,618	11%
Industrial	7.9	6.8	16%	1,226	1,160	6%
Retail subtotal	167.9	146.4	15%	20,314	18,102	12%
Transportation/other	11.5	9.9	16%	15,796	15,971	(1%)
Total revenues/sales	179.4	156.3	15%	36,110	34,073	6%
Cost of gas sold	113.8	93.9	21%
Gas margins (a)	$65.6	$62.4	5%

(a)
Includes $6 million and $5 million of credits on IPL’s Iowa retail gas customers’ bills for the six months ended June 30, 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins decreased $2 million and increased $3 million for the three- and six-month periods, respectively, largely due to changes in sales caused by weather conditions in IPL’s service territory during such periods. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the impacts of weather conditions on IPL’s gas sales and “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of IPL’s HDD data. Refer to Note 2 for discussion of the gas tax benefit rider.

Steam and Other Revenues - Steam and other revenues increased $7 million during the six-month period primarily due to $5 million of higher margins from IPL’s sharing mechanism related to optimizing gas capacity contracts. Approximately 50% of all margins earned from this sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in steam and other revenues. Due to the extreme cold temperatures causing price fluctuations in the first quarter of 2014, margins were much greater than normal for the six months ended June 30, 2014.

Electric Transmission Service Expense - Electric transmission service expense increased $4 million and $13 million for the three- and six-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for IPL’s electric transmission service expense variances.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $9 million and $16 million for the three- and six-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for IPL’s other operation and maintenance expenses variances.

Interest Expense - Interest expense increased $3 million and $6 million for the three- and six-month periods, primarily due to $3 million and $6 million of interest expense, respectively, recorded during the six months ended June 30, 2014 compared to the same period in 2013 for IPL’s $250 million 4.7% senior debentures issued in October 2013.

AFUDC - AFUDC increased $4 million for the six-month period primarily due to increased CWIP balances related to emission controls projects at Ottumwa Unit 1.

Income Taxes - Refer to Note 9 for details of effective income tax rates, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Preferred Dividend Requirements - Preferred dividend requirements decreased $6 million for the six-month period, primarily due to IPL recording charges of $5 million in the first quarter of 2013 related to the redemption of preferred stock. Refer to Note 7 for further discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - Second Quarter Results - WPL’s earnings available for common stock remained unchanged primarily due to purchased electric capacity expense related to the Kewaunee PPA in the second quarter of 2013, substantially offset by higher energy efficiency cost recovery amortizations and other operating expenses.

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

Second Quarter 2014 vs. Second Quarter 2013 Summary - Electric margins and MWh sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$98.7	$97.1	2%	785	776	1%
Commercial	58.7	57.1	3%	557	545	2%
Industrial	83.8	79.3	6%	1,164	1,115	4%
Retail subtotal	241.2	233.5	3%	2,506	2,436	3%
Sales for resale:
Wholesale	42.8	38.1	12%	732	729	—%
Bulk power and other	1.5	5.1	(71%)	97	222	(56%)
Other	3.8	5.8	(34%)	17	22	(23%)
Total revenues/sales	289.3	282.5	2%	3,352	3,409	(2%)
Electric production fuel expense	53.3	59.2	(10%)
Energy purchases expense	37.9	23.9	59%
Purchased electric capacity expense	—	15.8	(100%)
Electric margins	$198.1	$183.6	8%

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Summary - Electric margins and MWh sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$216.4	$204.9	6%	1,775	1,689	5%
Commercial	119.7	112.5	6%	1,165	1,103	6%
Industrial	161.5	152.2	6%	2,278	2,159	6%
Retail subtotal	497.6	469.6	6%	5,218	4,951	5%
Sales for resale:
Wholesale	88.6	77.9	14%	1,547	1,510	2%
Bulk power and other	(2.8)	7.8	(136%)	182	346	(47%)
Other	7.5	10.2	(26%)	37	42	(12%)
Total revenues/sales	590.9	565.5	4%	6,984	6,849	2%
Electric production fuel expense	116.2	118.7	(2%)
Energy purchases expense	73.7	46.8	57%
Purchased electric capacity expense	—	31.4	(100%)
Electric margins	$401.0	$368.6	9%

Variances - Electric margins increased $15 million and $32 million for the three- and six-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in WPL’s electric margins and WPL’s CDD data.

Refer to “Rate Matters” for discussion of a retail electric base rate case order received in July 2014. Refer to Note 2 for discussion of a retail fuel-related rate increase effective January 1, 2014 and a retail fuel-related rate increase request filed in June 2014. Refer to “Other Future Considerations” for discussion of colder than normal weather conditions in July 2014.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Second Quarter 2014 vs. Second Quarter 2013 Summary - Gas margins and Dth sales for WPL for the three months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$18.1	$18.2	(1%)	1,827	2,022	(10%)
Commercial	11.3	10.1	12%	1,530	1,526	—%
Industrial	1.1	0.7	57%	141	138	2%
Retail subtotal	30.5	29.0	5%	3,498	3,686	(5%)
Transportation/other	2.7	2.4	13%	6,486	5,622	15%
Total revenues/sales	33.2	31.4	6%	9,984	9,308	7%
Cost of gas sold	19.3	17.1	13%
Gas margins	$13.9	$14.3	(3%)

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 Summary - Gas margins and Dth sales for WPL for the six months ended June 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$80.8	$67.5	20%	9,144	7,939	15%
Commercial	47.0	38.3	23%	6,375	5,534	15%
Industrial	3.7	2.9	28%	531	476	12%
Retail subtotal	131.5	108.7	21%	16,050	13,949	15%
Transportation/other	6.7	5.7	18%	15,815	13,523	17%
Total revenues/sales	138.2	114.4	21%	31,865	27,472	16%
Cost of gas sold	93.1	73.0	28%
Gas margins	$45.1	$41.4	9%

Gas margins increased $4 million for the six-month period largely due to changes in sales caused by weather conditions in WPL’s service territory and an increase in weather-normalized retail sales volumes. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the impacts of weather conditions on WPL’s gas sales and “Alliant Energy’s Results of Operations - Utility Electric Margins” for WPL’s HDD data. Refer to “Rate Matters” for discussion of a retail gas base rate case order received in July 2014.

Other Revenues - Other revenues decreased $4 million for both the three- and six-month periods primarily due to lower coal sales. Changes in other revenues were largely offset by related changes in other operation and maintenance expenses.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $5 million and $9 million for the three- and six-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for WPL’s other operation and maintenance expenses variances.

Income Taxes - Refer to Note 9 for details of effective income tax rates, including discussion of the impacts of production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Liquidity Position - At June 30, 2014, Alliant Energy had $16 million of cash and cash equivalents, $692 million ($150 million at the parent company, $300 million at IPL and $242 million at WPL) of available capacity under the revolving credit facilities and $140 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at June 30, 2014 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,337.4	46%	$1,731.5	49%	$1,672.4	53%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.7	—%	—	—%	5.2	—%
Long-term debt (incl. current maturities)	3,338.9	47%	1,558.7	45%	1,332.3	42%
Short-term debt	307.9	4%	—	—%	158.0	5%
	$7,185.9	100%	$3,490.2	100%	$3,167.9	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Cash and cash equivalents, January 1	$9.8	$21.2	$4.4	$4.5	$0.5	$0.7
Cash flows from (used for):
Operating activities	448.2	423.3	206.1	173.7	235.5	225.2
Investing activities	(369.0)	(322.2)	(196.4)	(189.8)	(151.1)	(164.3)
Financing activities	(72.8)	(110.8)	(8.7)	16.7	(78.5)	(59.1)
Net increase (decrease)	6.4	(9.7)	1.0	0.6	5.9	1.8
Cash and cash equivalents, June 30	$16.2	$11.5	$5.4	$5.1	$6.4	$2.5

Operating Activities -
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 - Alliant Energy’s cash flows from operating activities increased $25 million primarily due to $83 million of lower purchased electric capacity payments during the six months ended June 30, 2014 compared to the same period in 2013 related to the previous DAEC PPA and the Kewaunee PPA, the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in March 2014 and higher cash flows from changes in production fuel inventory levels at IPL and WPL. These items were partially offset by higher fuel-related costs at WPL during the six months ended June 30, 2014 compared to the same period in 2013, $24 million of lower cash flows from changes in the level of IPL’s accounts receivable sold during the six months ended June 30, 2014 compared to the same period in 2013, $20 million of retail electric customer billing credits at IPL during the six months ended June 30, 2014, and the timing of electric fuel-related, natural gas and transmission cost recoveries at IPL. Refer to Note 4(b) for discussion of the tax separation and indemnification agreement with Whiting Petroleum. Refer to “Rate Matters - IPL’s Iowa Retail Electric Rate Case (2013 Test Year)” for further discussion of IPL’s retail electric customer billing credits.

IPL’s cash flows from operating activities increased $32 million primarily due to $52 million of lower purchased electric capacity payments during the six months ended June 30, 2014 compared to the same period in 2013 related to the previous DAEC PPA and higher cash flows from changes in production fuel inventory levels. These items were partially offset by $24 million of lower cash flows from changes in the level of accounts receivable sold during the six months ended June 30, 2014 compared to the same period in 2013, $20 million of retail electric customer billing credits during the six months ended June 30, 2014, and the timing of electric fuel-related, natural gas and transmission cost recoveries.

WPL’s cash flows from operating activities increased $10 million primarily due to $31 million of purchased electric capacity payments during the six months ended June 30, 2013 related to the Kewaunee PPA and higher cash flows from changes in production fuel inventory levels. These items were partially offset by lower cash flows from higher fuel-related costs during the six months ended June 30, 2014 compared to the same period in 2013.

Production Fuel Inventory Levels - Alliant Energy’s, IPL’s and WPL’s cash flows from operations increased $26 million, $19 million and $7 million, respectively, due to changes in production fuel inventory levels during the six months ended June 30, 2014 and 2013. IPL’s lower production fuel inventory levels were primarily due to lower volumes of coal delivered by barge due to weather impacts. WPL’s lower production fuel inventory levels were primarily due to lower volumes of coal delivered by railroad due to transportation constraints.

IPL’s Sales of Accounts Receivable Program - Changes in cash flows related to IPL’s sales of accounts receivable program increased (decreased) Alliant Energy’s and IPL’s cash flows from operations by ($19) million and $5 million during the six months ended June 30, 2014 and 2013, respectively. These changes were primarily due to changes in construction expenditures and other working capital requirements. In March 2014, IPL extended through March 2016 the purchase commitment from the third party to which it sells its receivables. Refer to Note 4(a) for additional details of IPL’s sales of accounts receivable program.

Electric Fuel-related, Natural Gas and Transmission Cost Recoveries - IPL has cost recovery mechanisms applicable for its retail electric and gas customers to provide for subsequent adjustments to its electric and gas rates for changes in electric fuel-related and natural gas costs. IPL also has a cost recovery mechanism applicable for its Iowa retail electric customers to provide for subsequent adjustments to its electric rates for changes in electric transmission service expenses. Changes in the timing of IPL’s electric fuel-related, natural gas and transmission cost recoveries resulted in $18 million of lower cash flows from operations for Alliant Energy and IPL during the six months ended June 30, 2014 compared to the same period in 2013.

Investing Activities -
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 - Alliant Energy’s cash flows used for investing activities increased $47 million primarily due to a $62 million cash grant Alliant Energy received during the six months ended June 30, 2013 related to its Franklin County wind project, partially offset by $9 million of lower utility construction expenditures. The lower utility construction expenditures were partially due to lower expenditures for emission controls projects at WPL’s Columbia Units 1 and 2 and IPL’s Ottumwa Unit 1 during the six months ended June 30, 2014, partially offset by higher expenditures for IPL’s and WPL’s electric and gas distribution systems and emission controls projects at WPL’s Edgewater Unit 5 during the six months ended June 30, 2014.

IPL’s cash flows used for investing activities increased $7 million due to $5 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures for the electric and gas distribution systems during the six months ended June 30, 2014, partially offset by lower expenditures for emission controls projects at Ottumwa Unit 1 during the six months ended June 30, 2014.

WPL’s cash flows used for investing activities decreased $13 million primarily due to $14 million of lower construction expenditures. The lower construction expenditures were largely due to lower expenditures for emission controls projects at Columbia Units 1 and 2 during the six months ended June 30, 2014, partially offset by higher expenditures for emission controls projects at Edgewater Unit 5 and the electric and gas distribution systems during the six months ended June 30, 2014.

Financing Activities -
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013 - Alliant Energy’s cash flows used for financing activities decreased $38 million primarily due to payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in March 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by $200 million of proceeds from IPL’s issuance of cumulative preferred stock in March 2013.

IPL’s cash flows used for financing activities increased $25 million primarily due to $200 million of proceeds from the issuance of cumulative preferred stock in March 2013. This item was partially offset by payments of $150 million to redeem cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $19 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments of $61 million to redeem cumulative preferred stock in March 2013.

Common Stock Issuances and Capital Contributions - Refer to Note 10(b) for discussion of Alliant Energy’s common stock issuances during the six months ended June 30, 2014 under its equity-based compensation plans for employees. Refer to Note 6 for discussion of capital contributions from Alliant Energy to IPL during the six months ended June 30, 2014.

Long-term Debt - In July 2014, IPL retired its $38.4 million, 5% pollution control revenue bonds.

Financing Forecast - Alliant Energy, IPL and WPL currently expect to issue approximately $500 million, $250 million and $250 million, respectively, of additional long-term debt in 2014.

Creditworthiness - In March 2014, Standard & Poor’s Rating Services affirmed the current credit ratings and outlooks for Alliant Energy, IPL and WPL. In April 2014, Alliant Energy withdrew Resources’ corporate credit rating from Standard & Poor’s Rating Services since there currently is no long-term debt outstanding at Resources.

Off-Balance Sheet Arrangements - A summary of Alliant Energy’s off-balance sheet arrangements is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below. Refer to Note 4(a) for information regarding IPL’s sales of accounts receivable program. Refer to Note 14(d) for information regarding various guarantees and indemnifications related to Alliant Energy’s prior divestiture activities.

Certain Financial Commitments -
Contractual Obligations - A summary of Alliant Energy’s, IPL’s and WPL’s contractual obligations is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except for the items described in Notes 8(b), 14(a) and 14(b).

OTHER MATTERS

Market Risk Sensitive Instruments and Positions - A summary of market risks is included in the 2013 Form 10-K and such market risks have not changed materially from those reported in the 2013 Form 10-K, except as described below.

Commodity Price - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of June 30, 2014 for fuel-related costs incurred by WPL during the six months ended June 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

New Accounting Pronouncements - Refer to Note 1(b) for discussion of new accounting pronouncements impacting Alliant Energy, IPL and WPL.

Critical Accounting Policies and Estimates - A summary of critical accounting policies and estimates is included in the 2013 Form 10-K and such policies and estimates have not changed materially from those reported in the 2013 Form 10-K, except as described below.

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events and loss contingency amounts are recorded for any contingent events that are both probable and reasonably estimated based upon current available information. Note 14 provides discussion of contingencies assessed at June 30, 2014, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at June 30, 2014, as well as material changes to regulatory assets and regulatory liabilities during the six months ended June 30, 2014.

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

During the six months ended June 30, 2014, Alliant Energy, IPL and WPL evaluated if any of their long-lived assets were no longer recoverable or if any impairment indicators were present. Such evaluation included assessing if there was a significant decrease in the expected cash flows from their long-lived assets within non-regulated operations, or for their long-lived assets within their regulated operations, any indication that all or a portion of the assets may be disallowed for rate-making purposes. Alliant Energy, IPL and WPL completed this assessment and concluded no impairment tests were required.

Franklin County Wind Project - Alliant Energy completed construction of its 99 MW Franklin County wind project and placed it into service in 2012. In 2012, Alliant Energy performed an impairment test of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The test concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of December 31, 2012, resulting in no impairment. On a quarterly basis, Alliant Energy evaluates for significant changes in the undiscounted cash flows used in the 2012 impairment test, which may indicate a significant decrease in the market value of the Franklin County wind project. No significant changes in the undiscounted cash flows have been identified, and as a result, an impairment test was not required in 2013 or during the six months ended June 30, 2014. One of several factors that could have an effect on the future expected cash flows is the expenditures that may be required to replace key wind turbine components throughout the life of the wind project. An impairment of the Franklin County wind project could be triggered in the future if the replacement rate of key wind turbine components is sooner than initially estimated and the expenditures required to replace those key wind turbine components is significantly greater than originally estimated. As of June 30, 2014, the carrying value of the Franklin County wind project was $140 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s balance sheet.

Unbilled Revenues - Assumptions and judgments are made each reporting period to estimate the amount of unbilled revenues. At June 30, 2014, unbilled revenues related to Alliant Energy’s utility operations were $151 million ($73 million at IPL and $78 million at WPL). Note 4(a) provides discussion of IPL’s unbilled revenues as of June 30, 2014 sold to a third party related to its sales of accounts receivable program.

Pensions and Other Postretirement Benefits - Assumptions and judgments are made periodically to estimate the obligations and costs related to retirement plans. Note 10(a) provides additional details of pension and OPEB plans.

Income Taxes - Assumptions and judgments are made each reporting period to estimate income tax assets, liabilities, benefits and expenses. Critical assumptions and judgments are made each reporting period, including projections of future taxable income used to determine the ability to utilize net operating losses and credit carryforwards prior to their expiration and the states in which such future taxable income will be apportioned. Alliant Energy’s and IPL’s critical assumptions and judgments also include projections of qualifying repairs expenditures and allocation of mixed service costs due to the impact of Iowa rate-making principles on such property-related differences. Note 9 provides additional details of income taxes.

Other Future Considerations - In addition to items discussed earlier in MDA, the Notes in Item 1 and “Risk Factors” in Item 1A, the following items could impact future financial condition or results of operations:

Electric Transmission Service Charges -
MISO Transmission Owner Return on Equity Complaint - In November 2013, a group of MISO industrial customer organizations filed a complaint with FERC requesting to reduce the base return on equity used by MISO transmission owners, including ITC and ATC, to 9.15%, and institute a regulatory capital structure not to exceed 50% of common equity, among other items. ITC’s and ATC’s current authorized return on equity is 12.38% and 12.2%, respectively. ITC’s and ATC’s current authorized regulatory capital structure for common equity is 60% and 50%, respectively.

In June 2014, FERC issued an order related to a similar previously filed complaint, which reduced the ISO-NE transmission owners’ authorized return on equity. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact the June 2014 FERC order and a new methodology FERC used in determining the return on equity may have on the November 2013 complaint filed by the group of MISO industrial customer organizations.

Any change to ITC’s and ATC’s return on equity and regulatory capital structure for common equity would impact the calculation of their respective Attachment “O” rates, resulting in changes to electric transmission service costs billed by ITC and ATC to their customers. Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. Pursuant to the July 2014 PSCW order related to WPL’s Wisconsin retail electric and gas rate case (2015/2016 Test Period), WPL received escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 and 2016.

In addition, any change to ATC’s return on equity could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future. Alliant Energy and WPL currently estimate each 25 basis point reduction in ATC’s authorized return on equity would reduce their annual pre-tax equity income from ATC by approximately $1 million. Alliant Energy, IPL and WPL are currently unable to determine the timing and nature of any FERC action related to these matters and resulting changes to their financial condition and results of operations.

MISO Attachment “O” Protocols - In 2012, IPL filed comments in a FERC inquiry related to MISO’s Attachment “O” protocols. In May 2013, FERC issued an order that determined the MISO Attachment “O” protocols to be insufficient. FERC ordered MISO and the impacted transmission owners, including ITC and ATC, to make certain changes to their formula rate protocols. The revised protocols filed by the MISO transmission owners included changes to formalize the process for relevant parties to request information from transmission owners and file disputes related to formula rates, as well as establish timelines for such processes. In March 2014, FERC issued an order accepting the revised protocols filed by MISO transmission owners, including ITC and ATC, with conditions that certain additional changes be made. In April 2014, the Organization of MISO States, Inc. requested a rehearing and clarification of FERC’s March 2014 order. In May 2014, the MISO transmission owners filed a revised compliance filing. In June 2014, various parties filed protests and comments regarding procedural, timeline and calculation components of the May 2014 compliance filing. Alliant Energy, IPL and WPL are currently unable to determine the nature and timing of any subsequent MISO transmission owner or FERC actions, or what impacts the changes in protocols will have on their future electric transmission service charges.

Electric Sales Projections -
Summer of 2014 Temperatures - In July 2014, Alliant Energy, IPL and WPL experienced significantly cooler than normal weather conditions in their service territories. The weather conditions in July 2014 are expected to result in a decrease in IPL’s and WPL’s electric sales and margins compared to July 2013 due to decreased air conditioning requirements of their customers. The estimated impact on electric margins was as follows (in millions):

	July 2014	July 2013
Estimated electric margin increases (decreases) compared to normal weather:
IPL	($9-$11)	$—
WPL	(5-7)	1
Alliant Energy	($14-$18)	$1

Sales Trends -
Jo-Carroll - In March 2014, Jo-Carroll provided notice of termination of its wholesale power supply agreement with IPL effective April 1, 2018. Sales to Jo-Carroll represented 2% of IPL’s total electric sales in 2013.

Eagle Point - In January 2012, Eagle Point filed a Petition for Declaratory Order requesting that the IUB declare Eagle Point is not a public utility subject to the service territory laws in Iowa. Specifically, Eagle Point sought to sell directly to the City of Dubuque the power generated by a 175 kilowatt solar unit installed on the City of Dubuque’s property. IPL, MidAmerican, the Iowa Association of Electric Cooperatives, a coalition of solar power advocates, and the Iowa Office of Consumer Advocate actively participated in the related IUB proceeding. In April 2012, the IUB issued an order finding that Eagle Point’s proposed arrangement would make it a public utility operating in IPL’s exclusive service territory in violation of Iowa’s service territory laws. In May 2012, Eagle Point requested review of the IUB’s April 2012 order from the Polk County, Iowa District Court. In March 2013, the District Court issued a ruling that vacated the IUB’s decision, and found Eagle Point did not constitute a public utility and could enter into its proposed direct sales arrangement with the City of Dubuque. In April 2013, IPL and MidAmerican filed a joint Notice of Appeal with the Iowa Supreme Court. The IUB and the Iowa Association of Electric Cooperatives also filed Notices of Appeal with the Iowa Supreme Court, and Eagle Point submitted a Notice of Cross-Appeal. In July 2014, the Iowa Supreme Court issued a ruling affirming the District Court’s decision. Alliant Energy and IPL are currently unable to determine the impact this ruling may have on IPL’s future electric sales.

System Support Resource - In 2013, MISO designated another utility’s EGU (Presque Isle) as an SSR, which is located in an area for which ATC provides transmission services. In January 2014, MISO filed an SSR agreement with FERC, which established an annual revenue requirement for the owner of the designated EGU of approximately $52 million, effective February 1, 2014. The revenue requirement was requested to be allocated among ATC’s customers located in the area for which ATC provides transmission services, including WPL. In April 2014, FERC accepted the SSR agreement and related cost allocation effective February 1, 2014. Based on FERC’s April 2014 decision, WPL’s share of the annual revenue requirement was originally expected to be approximately $10 million.

In April 2014, the PSCW filed a complaint with FERC, requesting that FERC find the MISO SSR cost allocation for ATC to be unjust and unreasonable. In July 2014, FERC issued an order directing MISO to make a compliance filing to revise the cost allocation pursuant to the PSCW’s complaint effective April 3, 2014. As a result, WPL is currently unable to estimate its allocated SSR costs; however, WPL expects its costs to decrease from the prior estimate as a result of the July 2014 FERC order.

Although MISO’s tariff only allows SSR agreements with a term of one year, WPL expects that the Presque Isle SSR agreement and revenue requirement could be extended for several years until transmission facilities are constructed to eliminate the need for this EGU. WPL’s approved retail electric rate case (2015/2016 Test Period) included recovery of estimated deferred SSR costs through 2014, subject to review in a future retail electric rate case proceeding, and established escrow treatment for SSR costs during 2015 and 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of June 30, 2014.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2013 Form 10-K and such risk factors have not changed materially from the items reported in the 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended June 30, 2014 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
April 1 through April 30	3,200	$56.55	—	N/A
May 1 through May 31	2,110	57.34	—	N/A
June 1 through June 30	86	59.05	—	N/A
	5,396	56.90	—

(a)
All shares were purchased on the open market and held in a rabbi trust under the Alliant Energy DCP. There is no limit on the number of shares of Alliant Energy common stock that may be held under the DCP, which currently does not have an expiration date.

Refer to Note 6 for discussion of restrictions on each of IPL’s and WPL’s distributions to its parent company.

ITEM 6. EXHIBITS

Exhibits for Alliant Energy, IPL and WPL are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August 2014.

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

ALLIANT ENERGY CORPORATION
INTERSTATE POWER AND LIGHT COMPANY
WISCONSIN POWER AND LIGHT COMPANY

Exhibit Index to Quarterly Report on Form 10-Q
For the quarter ended June 30, 2014

The following Exhibits are filed herewith.

Exhibit Number	Description

12.1	Ratio of Earnings to Fixed Charges for Alliant Energy

12.2	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements for IPL

12.3	Ratio of Earnings to Fixed Charges for WPL

31.1	Certification of the Chairman, President and CEO for Alliant Energy

31.2	Certification of the Senior Vice President and CFO for Alliant Energy

31.3	Certification of the Chairman and CEO for IPL

31.4	Certification of the Senior Vice President and CFO for IPL

31.5	Certification of the Chairman and CEO for WPL

31.6	Certification of the Senior Vice President and CFO for WPL

32.1	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for Alliant Energy

32.2	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for IPL

32.3	Written Statement of the CEO and CFO Pursuant to 18 U.S.C.§1350 for WPL

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.