Form 10-Q
period 2014-09-30
ALLIANT ENERGY CORP; WISCONSIN POWER & LIGHT CO; INTERSTATE POWER & LIGHT CO
filed 2014-11-07
CIK 352541, 107832, 52485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company Filer
Alliant Energy Corporation	☒
Interstate Power and Light Company			☒
Wisconsin Power and Light Company			☒
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each class of common stock as of September 30, 2014:

Alliant Energy Corporation	Common stock, $0.01 par value, 110,935,680 shares outstanding

Interstate Power and Light Company	Common stock, $2.50 par value, 13,370,788 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

Wisconsin Power and Light Company	Common stock, $5 par value, 13,236,601 shares outstanding (all of which are owned beneficially and of record by Alliant Energy Corporation)

DEFINITIONS
The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2013 Form 10-K	Combined Annual Report on Form 10-K filed by Alliant Energy, IPL and WPL for the year ended Dec. 31, 2013
AFUDC	Allowance for funds used during construction
Alliant Energy	Alliant Energy Corporation
AROs	Asset retirement obligations
ATC	American Transmission Company LLC
ATI	AE Transco Investments, LLC
CA	Certificate of authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CDD	Cooling degree days
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
Columbia	Columbia Energy Center
Corporate Services	Alliant Energy Corporate Services, Inc.
CPCN	Certificate of Public Convenience and Necessity
CRANDIC	Cedar Rapids and Iowa City Railway Company
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
DAEC	Duane Arnold Energy Center
D.C. Circuit Court	U.S. Court of Appeals for the D.C. Circuit
DCP	Deferred Compensation Plan
Dth	Dekatherm
Eagle Point	Eagle Point Solar
Edgewater	Edgewater Generating Station
EGU	Electric generating unit
EPA	U.S. Environmental Protection Agency
EPB	Emissions Plan and Budget
EPS	Earnings per weighted average common share
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Condensed Consolidated Financial Statements
FTR	Financial transmission right
Fuel-related	Electric production fuel and energy purchases
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gases
HDD	Heating degree days
IPL	Interstate Power and Light Company
IPO	Initial public offering
IRS	Internal Revenue Service
ITC	ITC Midwest LLC
IUB	Iowa Utilities Board
Jo-Carroll	Jo-Carroll Energy, Inc.
Kewaunee	Kewaunee Nuclear Power Plant
Marshalltown	Marshalltown Generating Station
MDA	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Abbreviation or Acronym	Definition
MGP	Manufactured gas plant
MidAmerican	MidAmerican Energy Company
MISO	Midcontinent Independent System Operator, Inc.
MPUC	Minnesota Public Utilities Commission
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
Nelson Dewey	Nelson Dewey Generating Station
Note(s)	Combined Notes to Condensed Consolidated Financial Statements
NOx	Nitrogen oxide
OPEB	Other postretirement benefits
PJM	PJM Interconnection, LLC
PM2.5	Fine particulate matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
Receivables Agreement	Receivables Purchase and Sale Agreement
Resources	Alliant Energy Resources, LLC
Riverside	Riverside Energy Center
RMT	RMT, Inc.
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
SSR	System Support Resource
U.S.	United States of America
Whiting Petroleum	Whiting Petroleum Corporation
WPL	Wisconsin Power and Light Company
WPL Transco	WPL Transco, LLC
XBRL	Extensible Business Reporting Language

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

•	the ability to continue cost controls and operational efficiencies;

•	the impact of IPL’s retail electric base rate freeze in Iowa during 2014 through 2016;

•	the impact of WPL’s retail electric and gas base rate freeze in Wisconsin during 2015 and 2016;

•	weather effects on results of utility operations, including impacts of temperature changes in IPL’s and WPL’s service territories on customers’ demand for electricity and gas;

•	the impact of the economy in IPL’s and WPL’s service territories and the resulting impacts on sales volumes, margins and the ability to collect unpaid bills;

•	the impact of distributed generation, including alternative electric suppliers, in IPL’s and WPL’s service territories on system reliability, operating expenses and customers’ demand for electricity;

•	the impact of energy efficiency, franchise retention and customer-owned generation on sales volumes and margins;

•
developments that adversely impact Alliant Energy’s, IPL’s and WPL’s ability to implement their strategic plan, including unanticipated issues with new emission controls equipment for various coal-fired EGUs of IPL and WPL, IPL’s construction of Marshalltown, WPL’s proposed Riverside expansion, various replacements and expansion of IPL’s and WPL’s natural gas distribution systems, Resources’ selling price of the electricity output from its Franklin County wind project, the potential decommissioning of certain EGUs of IPL and WPL, and the anticipated sales of IPL’s electric and gas distribution assets in Minnesota;

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

•
issues associated with environmental remediation and environmental compliance, including compliance with the Consent Decree between WPL, the Sierra Club and the EPA, future changes in environmental laws and regulations, including the EPA’s recently issued proposed regulations for CO2 emissions reductions from existing fossil-fueled EGUs under Section 111(d) of the CAA, and litigation associated with environmental requirements;

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

•
the direct or indirect effects resulting from breakdown or failure of equipment in the operation of natural gas distribution systems, such as leaks, explosions and mechanical problems, and compliance with natural gas distribution safety regulations, such as those that may be issued by the Pipeline and Hazardous Materials Safety Administration;

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Operating revenues:
Utility:
Electric	$771.2	$798.1	$2,090.9	$2,043.4
Gas	47.2	39.8	364.8	310.5
Other	12.2	17.4	50.6	52.4
Non-regulated	12.5	11.3	39.9	37.9
Total operating revenues	843.1	866.6	2,546.2	2,444.2
Operating expenses:
Utility:
Electric production fuel and energy purchases	230.7	205.4	658.7	542.5
Purchased electric capacity	0.1	58.6	24.9	167.6
Electric transmission service	114.0	110.5	333.6	313.8
Cost of gas sold	21.8	14.3	228.7	181.2
Other operation and maintenance	156.7	156.3	478.4	453.7
Non-regulated operation and maintenance	2.3	3.1	5.4	8.4
Depreciation and amortization	97.1	92.1	288.4	277.4
Taxes other than income taxes	25.6	24.9	75.8	74.3
Total operating expenses	648.3	665.2	2,093.9	2,018.9
Operating income	194.8	201.4	452.3	425.3
Interest expense and other:
Interest expense	44.6	42.5	134.9	127.6
Equity income from unconsolidated investments, net	(11.5)	(11.1)	(34.2)	(32.7)
Allowance for funds used during construction	(8.3)	(8.5)	(25.8)	(21.1)
Interest income and other	(0.2)	(0.6)	(1.8)	(1.7)
Total interest expense and other	24.6	22.3	73.1	72.1
Income from continuing operations before income taxes	170.2	179.1	379.2	353.2
Income taxes	12.4	17.6	46.2	40.2
Income from continuing operations, net of tax	157.8	161.5	333.0	313.0
Loss from discontinued operations, net of tax	(1.9)	(1.3)	(2.2)	(4.9)
Net income	155.9	160.2	330.8	308.1
Preferred dividend requirements of subsidiaries	2.6	2.6	7.7	15.3
Net income attributable to Alliant Energy common shareowners	$153.3	$157.6	$323.1	$292.8
Weighted average number of common shares outstanding (basic and diluted)	110.8	110.8	110.8	110.8
Earnings per weighted average common share attributable to Alliant Energy common shareowners (basic and diluted):
Income from continuing operations, net of tax	$1.40	$1.43	$2.94	$2.69
Loss from discontinued operations, net of tax	(0.02)	(0.01)	(0.02)	(0.05)
Net income	$1.38	$1.42	$2.92	$2.64
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax	$155.2	$158.9	$325.3	$297.7
Loss from discontinued operations, net of tax	(1.9)	(1.3)	(2.2)	(4.9)
Net income attributable to Alliant Energy common shareowners	$153.3	$157.6	$323.1	$292.8
Dividends declared per common share	$0.51	$0.47	$1.53	$1.41

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Utility:
Electric plant	$10,016.3	$9,415.7
Gas plant	936.6	909.9
Other plant	550.4	547.9
Accumulated depreciation	(3,896.2)	(3,726.2)
Net plant	7,607.1	7,147.3
Construction work in progress	639.1	677.9
Other, less accumulated depreciation	22.0	22.3
Total utility	8,268.2	7,847.5
Non-regulated and other:
Non-regulated Generation, less accumulated depreciation	242.8	249.4
Alliant Energy Corporate Services, Inc. and other, less accumulated depreciation	252.6	229.6
Total non-regulated and other	495.4	479.0
Total property, plant and equipment	8,763.6	8,326.5
Current assets:
Cash and cash equivalents	11.0	9.8
Accounts receivable, less allowance for doubtful accounts:
Customer	84.3	81.8
Unbilled utility revenues	64.6	92.3
Other	249.1	299.2
Production fuel, at weighted average cost	78.1	103.6
Materials and supplies, at weighted average cost	72.9	69.6
Gas stored underground, at weighted average cost	53.2	38.6
Regulatory assets	54.7	53.9
Other	294.4	262.4
Total current assets	962.3	1,011.2
Investments:
Investment in American Transmission Company LLC	285.6	272.1
Other	57.7	57.5
Total investments	343.3	329.6
Other assets:
Regulatory assets	1,469.6	1,359.3
Deferred charges and other	55.2	85.8
Total other assets	1,524.8	1,445.1
Total assets	$11,594.0	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Alliant Energy Corporation common equity:
Common stock - $0.01 par value - 240,000,000 shares authorized; 110,935,680 and 110,943,669 shares outstanding	$1.1	$1.1
Additional paid-in capital	1,508.9	1,507.8
Retained earnings	1,934.5	1,780.7
Accumulated other comprehensive loss	(0.2)	(0.2)
Shares in deferred compensation trust - 234,836 and 227,469 shares at a weighted average cost of $36.94 and $35.25 per share	(8.7)	(8.0)
Total Alliant Energy Corporation common equity	3,435.6	3,281.4
Cumulative preferred stock of Interstate Power and Light Company	200.0	200.0
Noncontrolling interest	1.7	1.8
Total equity	3,637.3	3,483.2
Long-term debt, net (excluding current portion)	2,799.5	2,977.8
Total capitalization	6,436.8	6,461.0
Current liabilities:
Current maturities of long-term debt	492.8	358.5
Commercial paper	353.8	279.4
Accounts payable	471.1	365.0
Regulatory liabilities	220.2	196.6
Other	204.0	233.8
Total current liabilities	1,741.9	1,433.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	2,290.3	2,112.7
Regulatory liabilities	656.6	624.9
Pension and other benefit obligations	201.3	206.6
Other	267.1	273.9
Total long-term liabilities and deferred credits	3,415.3	3,218.1
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$11,594.0	$11,112.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ALLIANT ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$330.8	$308.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	288.4	277.4
Other amortizations	41.9	29.1
Deferred taxes and investment tax credits	54.2	92.2
Equity income from unconsolidated investments, net	(34.2)	(32.7)
Distributions from equity method investments	27.2	26.6
Other	(21.3)	(14.1)
Other changes in assets and liabilities:
Accounts receivable	96.1	(2.8)
Regulatory assets	(154.3)	(14.4)
Regulatory liabilities	61.1	(74.9)
Deferred income taxes	109.5	75.4
Other	(35.5)	(26.8)
Net cash flows from operating activities	763.9	643.1
Cash flows used for investing activities:
Construction and acquisition expenditures:
Utility business	(587.4)	(524.4)
Alliant Energy Corporate Services, Inc. and non-regulated businesses	(45.1)	(35.9)
Proceeds from Franklin County wind project cash grant	—	62.4
Other	(7.9)	(15.3)
Net cash flows used for investing activities	(640.4)	(513.2)
Cash flows used for financing activities:
Common stock dividends	(169.3)	(156.2)
Preferred dividends paid by subsidiaries	(7.7)	(8.9)
Payments to redeem cumulative preferred stock of IPL and WPL	—	(211.0)
Proceeds from issuance of cumulative preferred stock of IPL	—	200.0
Payments to retire long-term debt	(47.7)	(0.8)
Net change in commercial paper	74.4	34.8
Other	28.0	8.7
Net cash flows used for financing activities	(122.3)	(133.4)
Net increase (decrease) in cash and cash equivalents	1.2	(3.5)
Cash and cash equivalents at beginning of period	9.8	21.2
Cash and cash equivalents at end of period	$11.0	$17.7
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest, net of capitalized interest	$131.8	$128.5
Income taxes, net of refunds	($5.3)	($9.7)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$141.1	$100.5

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues:
Electric utility	$435.9	$457.6	$1,164.7	$1,137.4
Gas utility	28.7	24.6	208.1	180.9
Steam and other	11.6	12.2	44.2	37.4
Total operating revenues	476.2	494.4	1,417.0	1,355.7
Operating expenses:
Electric production fuel and energy purchases	132.1	110.9	370.2	282.5
Purchased electric capacity	0.1	42.7	24.9	120.3
Electric transmission service	82.7	80.0	241.7	226.0
Cost of gas sold	14.6	9.3	128.4	103.2
Other operation and maintenance	89.8	90.5	279.1	264.2
Depreciation and amortization	49.3	47.6	146.9	142.8
Taxes other than income taxes	13.7	13.4	40.4	40.9
Total operating expenses	382.3	394.4	1,231.6	1,179.9
Operating income	93.9	100.0	185.4	175.8
Interest expense and other:
Interest expense	21.9	19.6	67.0	58.9
Allowance for funds used during construction	(6.6)	(5.8)	(18.6)	(14.3)
Interest income and other	—	—	(0.1)	(0.2)
Total interest expense and other	15.3	13.8	48.3	44.4
Income before income taxes	78.6	86.2	137.1	131.4
Income tax benefit	(26.5)	(26.4)	(34.9)	(37.4)
Net income	105.1	112.6	172.0	168.8
Preferred dividend requirements	2.6	2.6	7.7	13.7
Earnings available for common stock	$102.5	$110.0	$164.3	$155.1
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of IPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$5,252.6	$5,034.9
Gas plant	471.1	456.8
Steam and other plant	306.5	302.8
Accumulated depreciation	(2,118.3)	(2,025.3)
Net plant	3,911.9	3,769.2
Construction work in progress	500.2	346.4
Other, less accumulated depreciation	21.4	21.2
Total property, plant and equipment	4,433.5	4,136.8
Current assets:
Cash and cash equivalents	4.6	4.4
Accounts receivable, less allowance for doubtful accounts	200.1	246.9
Production fuel, at weighted average cost	51.8	75.6
Materials and supplies, at weighted average cost	41.3	39.4
Gas stored underground, at weighted average cost	32.5	18.9
Regulatory assets	30.3	28.5
Other	166.8	122.2
Total current assets	527.4	535.9
Investments	18.8	18.6
Other assets:
Regulatory assets	1,196.5	1,085.0
Deferred charges and other	18.3	29.7
Total other assets	1,214.8	1,114.7
Total assets	$6,194.5	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Interstate Power and Light Company common equity:
Common stock - $2.50 par value - 24,000,000 shares authorized; 13,370,788 shares outstanding	$33.4	$33.4
Additional paid-in capital	1,242.8	1,152.8
Retained earnings	552.8	493.5
Total Interstate Power and Light Company common equity	1,829.0	1,679.7
Cumulative preferred stock	200.0	200.0
Total equity	2,029.0	1,879.7
Long-term debt, net (excluding current portion)	1,370.3	1,520.0
Total capitalization	3,399.3	3,399.7
Current liabilities:
Current maturities of long-term debt	150.0	38.4
Commercial paper	38.0	—
Accounts payable	286.1	187.1
Accounts payable to associated companies	50.2	29.1
Regulatory liabilities	143.8	143.8
Accrued taxes	34.5	51.1
Other	68.4	74.8
Total current liabilities	771.0	524.3
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	1,316.6	1,193.0
Regulatory liabilities	479.4	471.1
Pension and other benefit obligations	46.2	48.6
Other	182.0	169.3
Total other long-term liabilities and deferred credits	2,024.2	1,882.0
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$6,194.5	$5,806.0

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

INTERSTATE POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$172.0	$168.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	146.9	142.8
Other	(12.8)	1.2
Other changes in assets and liabilities:
Accounts receivable	66.1	(43.0)
Regulatory assets	(126.1)	(9.8)
Regulatory liabilities	14.8	(68.3)
Deferred income taxes	112.5	71.0
Other	0.2	(3.0)
Net cash flows from operating activities	373.6	259.7
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(358.2)	(274.3)
Other	(18.3)	(15.5)
Net cash flows used for investing activities	(376.5)	(289.8)
Cash flows from financing activities:
Common stock dividends	(105.0)	(95.7)
Preferred stock dividends	(7.7)	(8.3)
Capital contributions from parent	90.0	90.0
Payments to redeem cumulative preferred stock	—	(150.0)
Proceeds from issuance of cumulative preferred stock	—	200.0
Payments to retire long-term debt	(38.4)	—
Net change in commercial paper	38.0	(11.3)
Other	26.2	7.2
Net cash flows from financing activities	3.1	31.9
Net increase in cash and cash equivalents	0.2	1.8
Cash and cash equivalents at beginning of period	4.4	4.5
Cash and cash equivalents at end of period	$4.6	$6.3
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$64.2	$60.9
Income taxes, net of refunds	($21.0)	$10.7
Significant non-cash investing and financing activities:
Accrued capital expenditures	$96.7	$57.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues:
Electric utility	$335.3	$340.5	$926.2	$906.0
Gas utility	18.5	15.2	156.7	129.6
Other	0.6	5.2	6.4	15.0
Total operating revenues	354.4	360.9	1,089.3	1,050.6
Operating expenses:
Electric production fuel and energy purchases	98.6	94.5	288.5	260.0
Purchased electric capacity	—	15.9	—	47.3
Electric transmission service	31.3	30.5	91.9	87.8
Cost of gas sold	7.2	5.0	100.3	78.0
Other operation and maintenance	66.9	65.8	199.3	189.5
Depreciation and amortization	45.6	42.7	135.0	129.0
Taxes other than income taxes	10.9	10.6	32.7	30.7
Total operating expenses	260.5	265.0	847.7	822.3
Operating income	93.9	95.9	241.6	228.3
Interest expense and other:
Interest expense	21.0	21.2	63.2	63.8
Equity income from unconsolidated investments	(11.4)	(11.1)	(34.2)	(32.7)
Allowance for funds used during construction	(1.7)	(2.7)	(7.2)	(6.8)
Interest income and other	0.5	—	0.8	—
Total interest expense and other	8.4	7.4	22.6	24.3
Income before income taxes	85.5	88.5	219.0	204.0
Income taxes	23.9	27.2	68.0	64.7
Net income	61.6	61.3	151.0	139.3
Preferred dividend requirements	—	—	—	1.6
Earnings available for common stock	$61.6	$61.3	$151.0	$137.7
Earnings per share data is not disclosed given Alliant Energy Corporation is the sole shareowner of all shares of WPL’s common stock outstanding during the periods presented.
The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions)
ASSETS
Property, plant and equipment:
Electric plant	$4,763.7	$4,380.8
Gas plant	465.5	453.1
Other plant	243.9	245.1
Accumulated depreciation	(1,777.9)	(1,700.9)
Net plant	3,695.2	3,378.1
Leased Sheboygan Falls Energy Facility, less accumulated amortization	66.3	70.9
Construction work in progress	138.9	331.5
Other, less accumulated depreciation	0.6	1.1
Total property, plant and equipment	3,901.0	3,781.6
Current assets:
Cash and cash equivalents	2.3	0.5
Accounts receivable, less allowance for doubtful accounts:
Customer	76.7	73.0
Unbilled utility revenues	64.6	92.3
Other	30.8	33.1
Production fuel, at weighted average cost	26.3	28.0
Materials and supplies, at weighted average cost	29.8	28.9
Gas stored underground, at weighted average cost	20.7	19.7
Regulatory assets	24.4	25.4
Other	113.7	101.7
Total current assets	389.3	402.6
Investments:
Investment in American Transmission Company LLC	285.6	272.1
Other	19.0	19.5
Total investments	304.6	291.6
Other assets:
Regulatory assets	273.1	274.3
Deferred charges and other	38.5	54.3
Total other assets	311.6	328.6
Total assets	$4,906.5	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

	September 30, 2014	December 31, 2013
	(in millions, except per share and share amounts)
CAPITALIZATION AND LIABILITIES
Capitalization:
Wisconsin Power and Light Company common equity:
Common stock - $5 par value - 18,000,000 shares authorized; 13,236,601 shares outstanding	$66.2	$66.2
Additional paid-in capital	959.0	959.0
Retained earnings	679.1	617.2
Total Wisconsin Power and Light Company common equity	1,704.3	1,642.4
Noncontrolling interest	7.1	—
Total equity	1,711.4	1,642.4
Long-term debt, net (excluding current portion)	1,293.4	1,323.6
Total capitalization	3,004.8	2,966.0
Current liabilities:
Current maturities of long-term debt	30.6	8.5
Commercial paper	146.7	183.7
Accounts payable	118.1	120.0
Accounts payable to associated companies	32.4	26.0
Regulatory liabilities	76.4	52.8
Other	54.8	60.5
Total current liabilities	459.0	451.5
Other long-term liabilities and deferred credits:
Deferred income tax liabilities	951.7	897.1
Regulatory liabilities	177.2	153.8
Capital lease obligations - Sheboygan Falls Energy Facility	90.7	94.5
Pension and other benefit obligations	84.3	88.4
Other	138.8	153.1
Total long-term liabilities and deferred credits	1,442.7	1,386.9
Commitments and contingencies (Note 14)
Total capitalization and liabilities	$4,906.5	$4,804.4

The accompanying Combined Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WISCONSIN POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities:
Net income	$151.0	$139.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	135.0	129.0
Other amortizations	36.1	21.9
Deferred taxes and investment tax credits	58.4	71.6
Equity income from unconsolidated investments	(34.2)	(32.7)
Distributions from equity method investments	27.2	26.6
Other	(7.3)	(5.4)
Other changes in assets and liabilities:
Accounts receivable	27.8	28.0
Regulatory assets	(28.2)	(4.6)
Derivative assets	(32.8)	3.4
Regulatory liabilities	46.3	(6.6)
Other	(13.5)	(14.3)
Net cash flows from operating activities	365.8	356.2
Cash flows used for investing activities:
Utility construction and acquisition expenditures	(229.2)	(250.1)
Other	(4.6)	(2.3)
Net cash flows used for investing activities	(233.8)	(252.4)
Cash flows used for financing activities:
Common stock dividends	(89.1)	(87.2)
Payments to redeem cumulative preferred stock	—	(61.0)
Net change in commercial paper	(37.0)	56.8
Other	(4.1)	(6.5)
Net cash flows used for financing activities	(130.2)	(97.9)
Net increase in cash and cash equivalents	1.8	5.9
Cash and cash equivalents at beginning of period	0.5	0.7
Cash and cash equivalents at end of period	$2.3	$6.6
Supplemental cash flows information:
Cash paid (refunded) during the period for:
Interest	$65.6	$65.9
Income taxes, net of refunds	$8.7	($0.6)
Significant non-cash investing and financing activities:
Accrued capital expenditures	$39.9	$39.2

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

In the opinion of management, all adjustments, which unless otherwise noted are normal and recurring in nature, necessary for a fair presentation of the results of operations, financial position and cash flows have been made. Results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. A change in management’s estimates or assumptions could have a material impact on financial condition and results of operations during the period in which such change occurred. Certain prior period amounts in the Financial Statements and Notes have been reclassified to conform to the current period presentation for comparative purposes. Unless otherwise noted, the Notes herein exclude discontinued operations for all periods presented.

(b) New Accounting Pronouncements -
Revenue Recognition - In May 2014, FASB issued an accounting standard providing principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Alliant Energy, IPL and WPL are required to adopt this standard on January 1, 2017 and are currently evaluating the impact on their financial condition and results of operations.

Discontinued Operations - In April 2014, FASB issued an accounting standard that changes the criteria for reporting and qualifying for discontinued operations. Under the new standard, a disposal of a component or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operational and financial results. The new standard also requires additional disclosures about discontinued operations and individually significant components of an entity that are disposed of or that are classified as held for sale and do not qualify for discontinued operations. Alliant Energy, IPL and WPL are required to apply the new standard to all prospective disposals subsequent to December 31, 2014. Alliant Energy and IPL are currently evaluating the impact of the new standard on IPL’s anticipated sales of its Minnesota electric and natural gas distribution assets. Early adoption is permitted for disposals that have not been previously classified as held for sale.

(2) REGULATORY MATTERS
Regulatory Assets and Regulatory Liabilities -
Regulatory assets were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Tax-related	$937.6	$829.7	$910.6	$798.6	$27.0	$31.1
Pension and OPEB costs	345.4	355.3	170.2	174.2	175.2	181.1
AROs	74.6	65.7	43.1	36.7	31.5	29.0
Emission allowances	28.0	30.0	28.0	30.0	—	—
Environmental-related costs	26.6	25.0	22.0	21.0	4.6	4.0
Derivatives	23.3	21.1	17.7	5.9	5.6	15.2
Other	88.8	86.4	35.2	47.1	53.6	39.3
	$1,524.3	$1,413.2	$1,226.8	$1,113.5	$297.5	$299.7

Regulatory liabilities were comprised of the following items (in millions):

	Alliant Energy		IPL		WPL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cost of removal obligations	$422.7	$418.9	$280.9	$277.7	$141.8	$141.2
IPL’s tax benefit riders	266.3	265.4	266.3	265.4	—	—
Energy efficiency cost recovery	67.5	52.7	8.6	9.3	58.9	43.4
Derivatives	41.2	7.2	8.4	3.6	32.8	3.6
IPL’s electric transmission cost recovery	14.1	14.6	14.1	14.6	—	—
IPL’s electric transmission assets sale	13.7	21.6	13.7	21.6	—	—
Other	51.3	41.1	31.2	22.7	20.1	18.4
	$876.8	$821.5	$623.2	$614.9	$253.6	$206.6

Tax-related - Alliant Energy’s and IPL’s tax-related regulatory assets are generally impacted by certain property-related differences at IPL for which deferred tax is not recorded in the income statement pursuant to Iowa rate-making principles. Deferred tax amounts for such property-related differences at IPL are recorded to regulatory assets, along with the necessary revenue requirement tax gross-ups. During the nine months ended September 30, 2014, Alliant Energy’s and IPL’s tax-related regulatory assets increased primarily due to property-related differences for qualifying repair expenditures and tax accounting method changes in 2014 for cost of removal expenditures and generation repair expenditures at IPL. The increase related to the tax accounting method changes was offset by increased regulatory liabilities as discussed below in “IPL’s tax benefit riders.”

Derivatives - Refer to Note 13 for discussion of derivative assets and derivative liabilities.

IPL’s tax benefit riders - IPL’s tax benefit riders utilize regulatory liabilities to credit bills of IPL’s Iowa retail electric and gas customers to help offset the impact of rate increases on such customers. These regulatory liabilities are related to tax benefits from tax accounting method changes for repairs expenditures, allocation of mixed service costs and allocation of insurance proceeds from floods in 2008. For the nine months ended September 30, 2014, Alliant Energy and IPL utilized “IPL’s tax benefit riders” regulatory liabilities to credit IPL’s Iowa retail electric and gas customers’ bills as follows (in millions):

Electric tax benefit rider	$64
Gas tax benefit rider	9
$73

In 2013, the U.S. Department of the Treasury issued tangible property regulations clarifying the tax treatment of costs incurred to acquire, maintain or improve tangible property and to retire and remove depreciable property. The regulations clarified the ability to deduct cost of removal expenditures on partial dispositions of assets. In 2014, the IRS issued implementation guidance related to these tangible property regulations, which allowed companies to file a tax accounting method change to deduct cost of removal expenditures on partial dispositions that were previously capitalized. During the second quarter of 2014, Alliant Energy, IPL and WPL implemented this tax accounting method change, which will result in the inclusion of additional tax deductions on Alliant Energy’s U.S. federal income tax return for the calendar year 2014. In 2013, the IRS also issued guidance that clarified acceptable units of property to be used when assessing whether costs incurred for electric generation projects may be deducted as repair expenditures or if they must be capitalized. After assessing the guidance, Alliant Energy, IPL and WPL decided in the third quarter of 2014 to implement the new units of property by filing a tax accounting method change as part of Alliant Energy’s U.S. federal income tax return for the calendar year 2013. IPL currently anticipates crediting its related tax benefits from these two tax accounting method changes to its Iowa retail electric and gas customers in the future, and as a result, Alliant Energy and IPL recorded an increase of $74 million to IPL’s tax benefit riders regulatory liabilities and IPL’s tax-related regulatory assets during the nine months ended September 30, 2014.

Refer to Note 9 for additional details regarding the tax benefit riders.

Utility Rate Cases -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The order is based on a forward-looking test period that includes 2015 and 2016 and authorizes WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorizes WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In September 2014, the IUB approved IPL’s settlement agreement as requested. The settlement agreement extends IPL’s Iowa retail electric base rate freeze through 2016 and provides retail electric customer billing credits of $105 million in aggregate, including targeting $70 million in 2014 (beginning May 2014), $25 million in 2015 and $10 million in 2016. For the three and nine months ended September 30, 2014, IPL recorded $26 million and $46 million, respectively, of such billing credits to reduce retail electric customers’ bills.

IPL’s Iowa Retail Electric Rate Case (2009 Test Year) -
Electric Tax Benefit Rider - In 2013, the IUB authorized IPL to reduce the electric tax benefit rider billing credits on customers’ bills by $24 million in 2013 and $15 million in 2014 to recognize the revenue requirement impact of the changes in tax accounting methods. For the three and nine months ended September 30, the revenue requirement adjustment recognized by both Alliant Energy and IPL is included in the table below (in millions). The revenue requirement adjustment resulted in increases to electric revenues in their income statements and was recognized through the energy adjustment clause as a reduction of the credits on IPL’s Iowa retail electric customers’ bills from the electric tax benefit rider.

	Three Months		Nine Months
	2014	2013	2014	2013
Revenue requirement adjustment	$4	$7	$11	$18

WPL’s Retail Fuel-related Rate Filing (2015 Test Year) - In June 2014, WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $55 million, or approximately 5%, in 2015. The increase includes $41 million of anticipated increases in the retail share of electric fuel-related costs in 2015 attributable to $28 million for higher retail electric fuel-related costs per MWh anticipated in 2015 and $13 million from the impact of increased sales volumes approved in the retail electric base rate case for 2015. In addition, WPL’s request includes $14 million to recover a portion of the under-collection of fuel-related costs projected for 2014. Any rate changes granted from this request are expected to be effective on January 1, 2015. WPL currently expects a decision from the PSCW regarding this rate filing by the end of 2014.

WPL’s Retail Fuel-related Rate Filing (2014 Test Year) - In December 2013, WPL received an order from the PSCW authorizing an annual retail electric rate increase of $19 million, or approximately 2%, effective January 1, 2014 to reflect anticipated increases in retail fuel-related costs in 2014 compared to the fuel-related cost estimates used to determine rates for 2013. WPL’s 2014 fuel-related costs will be subject to deferral if they fall outside an annual bandwidth of plus or minus 2% of the approved annual forecasted fuel-related costs. Retail fuel-related costs incurred by WPL through September 30, 2014 were higher than fuel-related costs used to determine rates for such period resulting in an under-collection of fuel-related costs during the nine months ended September 30, 2014. As of September 30, 2014, Alliant Energy and WPL recorded $21 million in “Regulatory assets” on their balance sheets for fuel-related costs incurred during the nine months ended September 30, 2014 that are expected to fall outside the approved bandwidth of plus or minus 2% for 2014. The $21 million of deferred fuel-related costs is included in “Other” in Alliant Energy’s and WPL’s regulatory assets tables above.

(3) PROPERTY, PLANT AND EQUIPMENT
Emission Controls Projects -
IPL’s George Neal Unit 3 - Construction of the scrubber and baghouse at George Neal Unit 3 was completed in May 2014, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant” on Alliant Energy’s and IPL’s balance sheets in 2014. As of September 30, 2014, the capitalized project costs consisted of capital expenditures of $59 million and AFUDC of $4 million for IPL’s allocated portion of the George Neal Unit 3 scrubber and baghouse.

IPL’s Ottumwa Unit 1 - IPL is currently constructing a scrubber and baghouse at Ottumwa Unit 1 to reduce SO2 and mercury emissions at the EGU. Construction began in 2012 and is expected to be completed in 2014. As of September 30, 2014, Alliant Energy and IPL recorded capitalized expenditures of $151 million and AFUDC of $18 million for IPL’s allocated portion of the scrubber and baghouse in “Construction work in progress” on their balance sheets.

WPL’s Columbia Units 1 and 2 - Construction of the scrubbers and baghouses at Columbia Units 1 and 2 was completed in July 2014 and April 2014, respectively, which resulted in a transfer of the capitalized project costs from “Construction work in progress” to “Electric plant” on Alliant Energy’s and WPL’s balance sheets in 2014. As of September 30, 2014, the capitalized project costs consisted of capital expenditures of $272 million and AFUDC of $15 million for WPL’s allocated portion of the Columbia Units 1 and 2 scrubbers and baghouses.

WPL’s Edgewater Unit 5 - WPL is currently constructing a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions at the EGU. Construction began in 2014 and is expected to be completed in 2016. As of September 30, 2014, Alliant Energy and WPL recorded capitalized expenditures of $67 million and AFUDC of $2 million for the scrubber and baghouse in “Construction work in progress” on their balance sheets.

Natural Gas-Fired Generation Project -
IPL’s Marshalltown Generating Station - IPL is currently constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. Construction began in 2014 and is expected to be completed in 2017. As of September 30, 2014, Alliant Energy and IPL recorded capitalized expenditures of $120 million and AFUDC of $2 million for Marshalltown in “Construction work in progress” on their balance sheets.

Anticipated Sale of IPL’s Minnesota Natural Gas Distribution Assets - In November 2014, the MPUC issued an oral decision approving the proposed sale of IPL’s Minnesota natural gas distribution assets. IPL currently expects to complete the sale by March 31, 2015 pending receipt of a final order from the MPUC and completion of various other contingencies. Proceeds from the sale of the natural gas distribution assets, which approximate the carrying value of such assets, are expected to be approximately $10 million, subject to customary closing adjustments. As of September 30, 2014, IPL’s assets and liabilities included in the sale agreement did not meet the criteria to be classified as held for sale due to uncertainties in the regulatory approval process that existed on such date. The operating results of IPL’s Minnesota natural gas distribution business also did not qualify as discontinued operations as of September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, IPL sold $203.7 million and $238.0 million aggregate amounts of receivables, respectively. Maximum and average outstanding cash proceeds, and costs incurred related to the sales of accounts receivable program for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2014	2013	2014	2013
Maximum outstanding aggregate cash proceeds (based on daily outstanding balances)	$92.0	$155.0	$92.0	$170.0
Average outstanding aggregate cash proceeds (based on daily outstanding balances)	54.5	132.7	38.9	132.5
Costs incurred	0.2	0.3	0.6	1.0

The attributes of IPL’s receivables sold under the Receivables Agreement were as follows (in millions):

	September 30, 2014	December 31, 2013
Customer accounts receivable	$142.6	$151.6
Unbilled utility revenues	60.7	86.2
Other receivables	0.4	0.2
Receivables sold	203.7	238.0
Less: cash proceeds (a)	38.0	29.0
Deferred proceeds	165.7	209.0
Less: allowance for doubtful accounts	5.4	5.5
Fair value of deferred proceeds	$160.3	$203.5
Outstanding receivables past due	$17.8	$21.5

(a)	Changes in cash proceeds are presented in “Accounts receivable” in operating activities in Alliant Energy’s and IPL’s cash flows statements.

Additional attributes of IPL’s receivables sold under the Receivables Agreement for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2014	2013	2014	2013
Collections reinvested in receivables	$520.1	$481.1	$1,537.3	$1,407.4
Credit losses, net of recoveries	6.4	3.9	12.8	7.8

(b) Whiting Petroleum Tax Sharing Agreement - Prior to an IPO of Whiting Petroleum in 2003, Alliant Energy and Whiting Petroleum entered into a tax separation and indemnification agreement pursuant to which Alliant Energy and Whiting Petroleum made certain tax elections. These tax elections had the effect of increasing the tax basis of the assets of Whiting Petroleum’s consolidated tax group based on the sales price of Whiting Petroleum’s shares in the IPO. The increase in the tax basis of the assets was included in income in Alliant Energy’s U.S. federal income tax return for the calendar year 2003. Pursuant to the tax separation and indemnification agreement, Whiting Petroleum paid Resources the final payment of $26 million in March 2014, which represented the present value of certain future tax benefits expected to be realized by Whiting Petroleum through future tax deductions. The final payment resulted in a decrease in “Prepayments and other” on Alliant Energy’s balance sheet in 2014. The $26 million received by Alliant Energy is presented in operating activities in its cash flows statement for the nine months ended September 30, 2014.

(5) INVESTMENTS
Unconsolidated Equity Investments - Equity (income) loss from unconsolidated investments accounted for under the equity method of accounting for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
ATC	($11.2)	($10.8)	($33.5)	($31.7)	($11.2)	($10.8)	($33.5)	($31.7)
Other	(0.3)	(0.3)	(0.7)	(1.0)	(0.2)	(0.3)	(0.7)	(1.0)
	($11.5)	($11.1)	($34.2)	($32.7)	($11.4)	($11.1)	($34.2)	($32.7)

WPL’s Noncontrolling Interest - As of December 31, 2013, WPL, through its ownership interest in WPL Transco, held a 16% ownership interest in ATC. In January 2014, WPL Transco’s operating agreement was amended to allow ATI, a wholly-owned subsidiary of Resources, to become a member of WPL Transco in addition to WPL. In 2014, ATI began funding capital contributions that WPL Transco makes to ATC, and ATI is expected to continue to do so in the future. As of September 30, 2014, WPL’s noncontrolling interest reflects ATI’s ownership interest in WPL Transco, which was presented in total equity on WPL’s balance sheet.

As a result of ATI funding future capital contributions to ATC, WPL’s ownership interest in WPL Transco is expected to decrease over time and ATI’s ownership interest in WPL Transco is expected to increase over time. WPL Transco’s equity income from ATC and future ATC dividends received by WPL Transco will be allocated between WPL and ATI based on their respective ownership interests at the time the equity income is generated and at the time of the dividend payments. Alliant Energy’s aggregate ownership interest in ATC is not expected to change as a result of WPL Transco’s amended operating agreement.

(6) COMMON EQUITY
Common Share Activity - A summary of Alliant Energy’s common stock activity was as follows:

Shares outstanding, January 1, 2014	110,943,669
Equity-based compensation plans (Note 10(b))	35,547
Other	(43,536)
Shares outstanding, September 30, 2014	110,935,680

Dividend Restrictions - As of September 30, 2014, IPL’s amount of retained earnings that were free of dividend restrictions was $553 million. As of September 30, 2014, WPL’s amount of retained earnings that were free of dividend restrictions was $30 million for the remainder of 2014.

Restricted Net Assets of Subsidiaries - As of September 30, 2014, the amount of net assets of IPL and WPL that were not available to be transferred to their parent company, Alliant Energy, in the form of loans, advances or cash dividends without the consent of IPL’s and WPL’s regulatory authorities was $1.3 billion and $1.7 billion, respectively.

Capital Transactions with Subsidiaries - For the nine months ended September 30, 2014, IPL received capital contributions of $90.0 million from its parent company. For the nine months ended September 30, 2014, IPL and WPL each paid common stock dividends of $105.0 million and $89.1 million, respectively, to its parent company.

Comprehensive Income - For the three and nine months ended September 30, 2014 and 2013, Alliant Energy had no other comprehensive income; therefore, its comprehensive income was equal to its net income and its comprehensive income attributable to Alliant Energy common shareowners was equal to its net income attributable to Alliant Energy common shareowners for such periods. For the three and nine months ended September 30, 2014 and 2013, IPL and WPL had no other comprehensive income; therefore, their comprehensive income was equal to their net income and their comprehensive income available for common stock was equal to their earnings available for common stock for such periods.

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

(8) DEBT
(a) Short-term Debt - Information regarding commercial paper classified as short-term debt and back-stopped by the credit facilities was as follows (dollars in millions):

	Alliant Energy	Parent
September 30, 2014	(Consolidated)	Company	IPL	WPL
Commercial paper:
Amount outstanding	$353.8	$169.1	$38.0	$146.7
Weighted average remaining maturity	3 days	3 days	1 day	3 days
Weighted average interest rates	0.2%	0.3%	0.3%	0.1%
Available credit facility capacity	$646.2	$130.9	$262.0	$253.3

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2014	2013	2014	2013	2014	2013
Maximum amount outstanding (based on daily outstanding balances)	$353.8	$284.1	$38.0	$—	$185.0	$165.4
Average amount outstanding (based on daily outstanding balances)	$307.1	$228.8	$0.4	$—	$157.9	$140.9
Weighted average interest rates	0.2%	0.2%	0.3%	N/A	0.1%	0.2%
Nine Months Ended September 30
Maximum amount outstanding (based on daily outstanding balances)	$353.8	$284.1	$38.0	$26.3	$204.7	$165.4
Average amount outstanding (based on daily outstanding balances)	$281.9	$197.2	$0.3	$1.7	$157.5	$113.4
Weighted average interest rates	0.2%	0.2%	0.2%	0.4%	0.1%	0.2%

(b) Long-term Debt - In July 2014, IPL retired its $38.4 million, 5% pollution control revenue bonds. In October 2014, WPL issued $250 million of 4.10% debentures due 2044. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes. In October 2014, Alliant Energy entered into a $250 million variable-rate (0.75% at October 31, 2014) term loan credit agreement and used the proceeds from borrowings under this agreement to retire its $250 million, 4% senior notes. The term loan credit agreement expires in October 2016.

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

	Alliant Energy		IPL		WPL
Three Months Ended September 30	2014	2013	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(13.0)	(12.9)	(39.2)	(38.9)	—	—
Effect of rate-making on property-related differences	(8.6)	(6.2)	(22.4)	(16.5)	(0.8)	(1.4)
Production tax credits	(6.8)	(7.7)	(9.3)	(10.6)	(6.2)	(6.6)
Other items, net	0.7	1.6	2.2	0.4	—	3.7
Overall income tax rate	7.3%	9.8%	(33.7%)	(30.6%)	28.0%	30.7%

	Alliant Energy		IPL		WPL
Nine Months Ended September 30	2014	2013	2014	2013	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
IPL’s tax benefit riders	(12.4)	(12.6)	(36.5)	(37.8)	—	—
Effect of rate-making on property-related differences	(6.7)	(5.9)	(18.4)	(16.1)	(0.7)	(0.8)
Production tax credits	(6.6)	(7.7)	(8.8)	(10.4)	(6.2)	(6.9)
Other items, net	2.9	2.6	3.2	0.8	3.0	4.4
Overall income tax rate	12.2%	11.4%	(25.5%)	(28.5%)	31.1%	31.7%

IPL’s tax benefit riders - Alliant Energy’s and IPL’s effective income tax rates include the impact of reducing income tax expense with offsetting reductions to regulatory liabilities as a result of implementing IPL’s tax benefit riders. Refer to Note 2 for additional details of the tax benefit riders.

Effect of rate-making on property-related differences - Alliant Energy’s and IPL’s effective income tax rates are impacted by certain property-related differences for which deferred tax is not recognized in the income statement pursuant to rate-making principles, substantially all of which relates to IPL. The increased benefits from property-related differences recognized during the three and nine months ended September 30, 2014 was primarily due to additional deductions from the allocation of mixed service costs related to Marshalltown.

Production tax credits - For the three and nine months ended September 30, details regarding production tax credits (net of state tax impacts) related to various wind projects are as follows (dollars in millions):

	End of Production	Nameplate	Three Months		Nine Months
	Tax Credit Generation	Capacity in MW	2014	2013	2014	2013
Cedar Ridge (WPL)	December 2018	68	$0.6	$0.6	$2.8	$2.9
Bent Tree - Phase I (WPL)	February 2021	201	2.0	2.2	9.4	9.2
Subtotal (WPL)			2.6	2.8	12.2	12.1
Whispering Willow - East (IPL)	December 2019	200	2.0	2.3	9.8	10.3
			$4.6	$5.1	$22.0	$22.4

Deferred Tax Assets and Liabilities - For the nine months ended September 30, 2014, Alliant Energy’s, IPL’s and WPL’s non-current deferred tax liabilities increased $177.6 million, $123.6 million and $54.6 million, respectively. These increases in non-current deferred tax liabilities were primarily due to property-related differences recorded during the nine months ended September 30, 2014, including tax accounting method changes for cost of removal expenditures and generation repairs, which are discussed in Note 2.

Carryforwards - At September 30, 2014, tax carryforwards and associated deferred tax assets and expiration dates were estimated as follows (dollars in millions):

Alliant Energy	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$710	$244	2029
State net operating losses	744	37	2018
Federal tax credits	193	190	2022
		$471

IPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$310	$106	2029
State net operating losses	217	11	2018
Federal tax credits	64	63	2022
		$180

WPL	Carryforward Amount	Deferred Tax Assets	Earliest Expiration Date
Federal net operating losses	$305	$105	2029
State net operating losses	116	6	2018
Federal tax credits	71	69	2022
		$180

(10) BENEFIT PLANS
(a) Pension and Other Postretirement Benefits Plans -
Net Periodic Benefit Costs (Credits) - The components of net periodic benefit costs (credits) for sponsored defined benefit pension and OPEB plans for the three and nine months ended September 30 are included in the tables below (in millions). In the “IPL” and “WPL” tables below, the defined benefit pension plans costs represent those respective costs for IPL’s and WPL’s bargaining unit employees covered under the qualified plans that are sponsored by IPL and WPL, respectively, as well as amounts directly assigned to each of IPL and WPL related to IPL’s and WPL’s current and former non-bargaining employees who are participants in the Alliant Energy and Corporate Services sponsored qualified and non-qualified defined benefit pension plans. In the “IPL” and “WPL” tables below, the OPEB plans costs (credits) represent costs (credits) for IPL and WPL employees, respectively.

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
Alliant Energy	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$3.3	$3.9	$9.9	$11.8	$1.3	$1.5	$3.9	$4.7
Interest cost	13.6	12.3	40.6	36.8	2.4	2.1	7.1	6.3
Expected return on plan assets	(18.8)	(18.5)	(56.3)	(55.5)	(2.1)	(2.0)	(6.2)	(6.0)
Amortization of prior service cost (credit)	—	0.1	—	0.2	(3.0)	(3.0)	(8.9)	(8.9)
Amortization of actuarial loss	4.8	9.0	14.6	27.1	0.6	1.3	1.8	3.7
	$2.9	$6.8	$8.8	$20.4	($0.8)	($0.1)	($2.3)	($0.2)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
IPL	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.8	$2.2	$5.4	$6.5	$0.6	$0.8	$1.8	$2.2
Interest cost	6.2	5.7	18.8	17.1	1.0	0.9	3.0	2.7
Expected return on plan assets	(8.9)	(8.8)	(26.8)	(26.4)	(1.5)	(1.4)	(4.4)	(4.2)
Amortization of prior service cost (credit)	—	—	—	0.1	(1.6)	(1.6)	(4.7)	(4.7)
Amortization of actuarial loss	2.0	3.8	6.0	11.4	0.3	0.6	0.8	2.0
	$1.1	$2.9	$3.4	$8.7	($1.2)	($0.7)	($3.5)	($2.0)

	Defined Benefit Pension Plans				OPEB Plans
	Three Months		Nine Months		Three Months		Nine Months
WPL	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1.3	$1.5	$3.7	$4.4	$0.5	$0.6	$1.5	$1.8
Interest cost	5.7	5.2	17.0	15.5	1.0	0.8	2.9	2.5
Expected return on plan assets	(8.1)	(8.0)	(24.3)	(23.9)	(0.4)	(0.4)	(1.0)	(1.0)
Amortization of prior service cost (credit)	—	0.1	0.2	0.3	(1.0)	(0.9)	(2.9)	(2.9)
Amortization of actuarial loss	2.3	4.2	6.9	12.8	0.3	0.5	0.9	1.5
	$1.2	$3.0	$3.5	$9.1	$0.4	$0.6	$1.4	$1.9

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

	Pension Benefits Costs				OPEB Credits
	Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
IPL	$0.4	$0.4	$1.1	$1.4	$—	($0.1)	($0.2)	($0.2)
WPL	0.3	0.4	0.8	1.1	(0.1)	(0.1)	(0.2)	(0.2)

401(k) Savings Plans - A significant number of employees participate in defined contribution retirement plans (401(k) savings plans). For the three and nine months ended September 30, costs related to the 401(k) savings plans, which are partially based on the participants’ contributions, were as follows (in millions):

	Alliant Energy				IPL (a)				WPL (a)
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
401(k) costs	$5.3	$4.7	$17.3	$14.7	$2.7	$2.4	$8.4	$7.6	$2.4	$2.1	$8.3	$6.5

(a)	IPL’s and WPL’s amounts include allocated costs associated with Corporate Services employees.

(b) Equity-based Compensation Plans - A summary of compensation expense (including amounts allocated to IPL and WPL) and the related income tax benefits recognized for share-based compensation awards for the three and nine months ended September 30 was as follows (in millions):

	Alliant Energy				IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Compensation expense	$1.2	$4.0	$7.4	$8.6	$0.6	$2.0	$4.0	$4.4	$0.5	$1.7	$3.1	$3.7
Income tax benefits	0.5	1.6	3.0	3.5	0.2	0.8	1.6	1.8	0.3	0.7	1.3	1.5

As of September 30, 2014, total unrecognized compensation cost related to share-based compensation awards was $7.0 million, which is expected to be recognized over a weighted average period of between 1 and 2 years. Share-based compensation expense is recognized on a straight-line basis over the requisite service periods and is primarily recorded in “Utility - Other operation and maintenance” in the income statements.

Performance Shares and Units -
Performance Shares - A summary of the performance shares activity was as follows:

	2014	2013
Nonvested shares, January 1	139,940	145,277
Granted	51,221	49,093
Vested	(45,235)	(54,430)
Forfeited	(1,502)	—
Nonvested shares, September 30	144,424	139,940

During the nine months ended September 30, certain performance shares vested, resulting in payouts (a combination of cash and common stock) as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance shares vested	45,235	54,430
Percentage of target number of performance shares	147.5%	197.5%
Aggregate payout value (in millions)	$3.4	$4.8
Payout - cash (in millions)	$2.9	$4.4
Payout - common stock shares issued	4,810	4,177

Performance Units - A summary of the performance units activity was as follows:

	2014	2013
Nonvested units, January 1	65,912	64,969
Granted	20,422	22,201
Vested	(20,751)	(19,760)
Forfeited	(958)	(1,498)
Nonvested units, September 30	64,625	65,912

During the nine months ended September 30, certain performance units vested, resulting in cash payouts as follows:

	2014	2013
	2011 Grant	2010 Grant
Performance units vested	20,751	19,760
Percentage of target number of performance units	147.5%	197.5%
Payout value (in millions)	$1.2	$1.3

Fair Value of Awards - Information related to fair values of nonvested performance shares and units at September 30, 2014, by year of grant, was as follows:

	Performance Shares			Performance Units
	2014 Grant	2013 Grant	2012 Grant	2014 Grant	2013 Grant	2012 Grant
Nonvested awards	49,719	49,093	45,612	19,775	21,726	23,124
Alliant Energy common stock closing price on September 30, 2014	$55.41	$55.41	$55.41
Alliant Energy common stock closing price on grant date				$53.77	$47.58	$43.05
Estimated payout percentage based on performance criteria	94%	117%	126%	94%	117%	126%
Fair values of each nonvested award	$52.09	$64.83	$69.82	$50.54	$55.67	$54.24

At September 30, 2014, fair values of nonvested performance shares and units were calculated using a Monte Carlo simulation to determine the anticipated total shareowner returns of Alliant Energy and its investor-owned utility peer groups. Expected volatility was based on historical volatilities using daily stock prices over the past three years. Expected dividend yields were calculated based on the most recent quarterly dividend rates announced prior to the measurement date and stock prices at the measurement date. The risk-free interest rate was based on the three-year U.S. Treasury rate in effect as of the measurement date.

Performance Contingent Restricted Stock - A summary of the performance contingent restricted stock activity was as follows:

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested shares, January 1	158,922	$42.71	211,651	$32.42
Granted	51,221	53.77	49,093	47.58
Vested (a)	(90,847)	40.91	—	—
Forfeited (b)	(20,484)	39.85	(101,822)	23.67
Nonvested shares, September 30	98,812	50.69	158,922	42.71

(a)	In 2014, 45,612 and 45,235 performance contingent restricted shares granted in 2012 and 2011, respectively, vested because the specified performance criteria for such shares were met.

(b)	In 2013, 101,822 performance contingent restricted shares granted in 2009 were forfeited because the specified performance criteria for such shares were not met.

Performance Contingent Cash Awards - A summary of the performance contingent cash awards activity was as follows:

	2014	2013
Nonvested awards, January 1	96,977	59,639
Granted	42,446	39,530
Vested (a)	(55,517)	—
Forfeited	(4,295)	(1,413)
Nonvested awards, September 30	79,611	97,756

(a)	In 2014, 34,766 and 20,751 performance contingent cash awards granted in 2012 and 2011 vested, resulting in cash payouts valued at $1.9 million and $1.1 million, respectively.

(11) ASSET RETIREMENT OBLIGATIONS
A reconciliation of the changes in AROs associated with long-lived assets is as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Balance, January 1	$109.7	$101.5	$47.9	$45.5	$52.4	$46.9
Revisions in estimated cash flows	—	3.4	—	0.8	—	2.6
Liabilities settled	(1.0)	(0.9)	(0.5)	(0.1)	(0.5)	(0.8)
Liabilities incurred (a)	16.5	—	16.3	—	0.2	—
Accretion expense	3.3	2.8	1.6	1.3	1.3	1.2
Balance, September 30	$128.5	$106.8	$65.3	$47.5	$53.4	$49.9

(a)	In 2014, IPL recorded AROs of $12.0 million related to its Sutherland Generating Station.

(12) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments - The carrying amounts of current assets and current liabilities approximate fair value because of the short maturity of such financial instruments. Carrying amounts and the related estimated fair values of other financial instruments were as follows (in millions):

	Alliant Energy		IPL		WPL
September 30, 2014	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 13)	$83.1	$83.1	$44.7	$44.7	$38.4	$38.4
Deferred proceeds (sales of receivables) (Note 4(a))	160.3	160.3	160.3	160.3	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,292.3	3,852.6	1,520.3	1,778.2	1,324.0	1,618.0
Cumulative preferred stock (Note 7)	200.0	200.2	200.0	200.2	—	—
Derivative liabilities (Note 13)	14.1	14.1	8.2	8.2	5.9	5.9

	Alliant Energy		IPL		WPL
December 31, 2013	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Derivative assets (Note 13)	$26.7	$26.7	$21.1	$21.1	$5.6	$5.6
Deferred proceeds (sales of receivables) (Note 4(a))	203.5	203.5	203.5	203.5	—	—
Capitalization and liabilities:
Long-term debt (including current maturities) (Note 8(b))	3,336.3	3,712.3	1,558.4	1,726.4	1,332.1	1,532.9
Cumulative preferred stock (Note 7)	200.0	167.0	200.0	167.0	—	—
Derivative liabilities (Note 13)	20.8	20.8	5.2	5.2	15.6	15.6

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

The fair value measurements of Level 3 derivative instruments include observable and unobservable inputs. The observable inputs are obtained from third-party pricing sources, counterparties and brokers and include bids, offers, historical transactions (including historical price differences between locations with both observable and unobservable prices) and executed trades. The significant unobservable inputs used in the fair value measurement of commodity contracts are forecasted electricity, natural gas and coal prices, and the expected volatility of such prices. Significant changes in any of those inputs would result in a significantly lower or higher fair value measurement.

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

Items subject to fair value measurement disclosure requirements were as follows (in millions):

Alliant Energy	September 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$83.1	$—	$6.3	$76.8	$26.7	$—	$4.7	$22.0
Deferred proceeds	160.3	—	—	160.3	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	3,852.6	—	3,849.3	3.3	3,712.3	—	3,711.8	0.5
Cumulative preferred stock	200.2	200.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	14.1	—	5.6	8.5	20.8	—	3.2	17.6

IPL	September 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$44.7	$—	$4.3	$40.4	$21.1	$—	$3.0	$18.1
Deferred proceeds	160.3	—	—	160.3	203.5	—	—	203.5
Capitalization and liabilities:
Long-term debt (including current maturities)	1,778.2	—	1,778.2	—	1,726.4	—	1,726.4	—
Cumulative preferred stock	200.2	200.2	—	—	167.0	167.0	—	—
Derivatives - commodity contracts	8.2	—	4.3	3.9	5.2	—	1.7	3.5

WPL	September 30, 2014				December 31, 2013
	Fair	Level	Level	Level	Fair	Level	Level	Level
	Value	1	2	3	Value	1	2	3
Assets:
Derivatives - commodity contracts	$38.4	$—	$2.0	$36.4	$5.6	$—	$1.7	$3.9
Capitalization and liabilities:
Long-term debt (including current maturities)	1,618.0	—	1,618.0	—	1,532.9	—	1,532.9	—
Derivatives - commodity contracts	5.9	—	1.3	4.6	15.6	—	1.5	14.1

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

Information for fair value measurements using significant unobservable inputs (Level 3 inputs) was as follows (in millions):

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2014	2013	2014	2013
Beginning balance, July 1	$101.2	$42.5	$193.7	$69.3
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(12.7)	0.1	—	—
Transfers into Level 3 (b)	—	(9.9)	—	—
Sales	(1.2)	—	—	—
Settlements (c)	(19.0)	(15.5)	(33.4)	17.6
Ending balance, September 30	$68.3	$17.2	$160.3	$86.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	($10.3)	$0.1	$—	$—

Alliant Energy	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2014	2013	2014	2013
Beginning balance, January 1	$4.4	$11.9	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	43.0	(8.3)	—	—
Transfers into Level 3 (b)	—	(0.4)	—	—
Transfers out of Level 3 (d)	—	(0.5)	—	—
Purchases	76.7	50.9	—	—
Sales	(1.2)	—	—	—
Settlements (c)	(54.6)	(36.4)	(43.2)	20.1
Ending balance, September 30	$68.3	$17.2	$160.3	$86.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	$34.6	($8.3)	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Three Months Ended September 30	2014	2013	2014	2013
Beginning balance, July 1	$64.2	$40.6	$193.7	$69.3
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(10.1)	2.0	—	—
Transfers into Level 3 (b)	—	(0.1)	—	—
Sales	(1.0)	—	—	—
Settlements (c)	(16.6)	(13.9)	(33.4)	17.6
Ending balance, September 30	$36.5	$28.6	$160.3	$86.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	($9.6)	$2.0	$—	$—

IPL	Commodity Contract Derivative
	Assets and (Liabilities), net		Deferred Proceeds
Nine Months Ended September 30	2014	2013	2014	2013
Beginning balance, January 1	$14.6	$12.5	$203.5	$66.8
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	(5.1)	1.5	—	—
Transfers out of Level 3 (d)	—	(1.5)	—	—
Purchases	68.8	46.1	—	—
Sales	(1.0)	—	—	—
Settlements (c)	(40.8)	(30.0)	(43.2)	20.1
Ending balance, September 30	$36.5	$28.6	$160.3	$86.9
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30 (a)	($6.0)	$1.5	$—	$—

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Three Months Ended September 30	2014	2013
Beginning balance, July 1	$37.0	$1.9
Total net losses (realized/unrealized) included in changes in net assets (a)	(2.6)	(1.9)
Transfers into Level 3 (b)	—	(9.8)
Sales	(0.2)	—
Settlements	(2.4)	(1.6)
Ending balance, September 30	$31.8	($11.4)
The amount of total net losses for the period included in changes in net assets attributable to the change in unrealized losses relating to assets and liabilities held at September 30 (a)	($0.7)	($1.9)

WPL	Commodity Contract Derivative
	Assets and (Liabilities), net
Nine Months Ended September 30	2014	2013
Beginning balance, January 1	($10.2)	($0.6)
Total net gains (losses) (realized/unrealized) included in changes in net assets (a)	48.1	(9.8)
Transfers into Level 3 (b)	—	(0.4)
Transfers out of Level 3 (d)	—	1.0
Purchases	7.9	4.8
Sales	(0.2)	—
Settlements	(13.8)	(6.4)
Ending balance, September 30	$31.8	($11.4)
The amount of total net gains (losses) for the period included in changes in net assets attributable to the change in unrealized gains relating to assets and liabilities held at September 30 (a)	$40.6	($9.8)

(a)	Unrealized gains and losses related to derivative assets and derivative liabilities are recorded in regulatory assets and regulatory liabilities on the balance sheets.

(b)	Markets for similar assets and liabilities became inactive and observable market inputs became unavailable for transfers into Level 3. The transfers were valued as of the beginning of the period.

(c)
Settlements related to deferred proceeds are due to the change in the carrying amount of receivables sold less the allowance for doubtful accounts associated with the receivables sold and cash proceeds received from the receivables sold.

(d)	Observable market inputs became available for certain commodity contracts previously classified as Level 3 for transfers out of Level 3. The transfers were valued as of the beginning of the period.

Commodity Contracts - The fair value of electric, natural gas and coal commodity contracts categorized as Level 3 was recognized as net derivative assets (liabilities) as follows (in millions):

	Alliant Energy		IPL		WPL
	Excluding FTRs	FTRs	Excluding FTRs	FTRs	Excluding FTRs	FTRs
September 30, 2014	$29.7	$38.6	$3.3	$33.2	$26.4	$5.4
December 31, 2013	(13.9)	18.3	(2.1)	16.7	(11.8)	1.6

(13) DERIVATIVE INSTRUMENTS
Commodity Derivatives -
Purpose - Derivative instruments are periodically used for risk management purposes to mitigate exposures to fluctuations in certain commodity prices and transmission congestion costs. Refer to Note 12 for detailed discussion of derivative instruments.

Notional Amounts - As of September 30, 2014, gross notional amounts by delivery year related to outstanding swap contracts, option contracts, physical forward contracts, FTRs and coal contracts that were accounted for as commodity derivative instruments were as follows (units in thousands):

	2014	2015	2016	2017	2018	Total
Alliant Energy
Electricity (MWhs)	2,092	3,946	1,553	1,314	1,314	10,219
FTRs (MWhs)	5,673	9,560	—	—	—	15,233
Natural gas (Dths)	25,806	36,532	8,805	218	—	71,361
Coal (tons)	836	1,490	1,899	1,073	1,113	6,411
IPL
Electricity (MWhs)	1,046	1,678	—	—	—	2,724
FTRs (MWhs)	3,340	5,558	—	—	—	8,898
Natural gas (Dths)	17,823	25,776	3,862	218	—	47,679
Coal (tons)	266	75	830	274	387	1,832
WPL
Electricity (MWhs)	1,046	2,268	1,553	1,314	1,314	7,495
FTRs (MWhs)	2,333	4,002	—	—	—	6,335
Natural gas (Dths)	7,983	10,756	4,943	—	—	23,682
Coal (tons)	570	1,415	1,069	799	726	4,579

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

	Alliant Energy		IPL		WPL
Commodity contracts	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Current derivative assets	$63.9	$25.6	$44.0	$20.2	$19.9	$5.4
Non-current derivative assets	19.2	1.1	0.7	0.9	18.5	0.2
Current derivative liabilities	9.0	6.7	5.2	3.0	3.8	3.7
Non-current derivative liabilities	5.1	14.1	3.0	2.2	2.1	11.9

Changes in unrealized gains (losses) from commodity derivative instruments were recorded with offsets to regulatory assets or regulatory liabilities on the balance sheets as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Three Months Ended September 30
Regulatory assets	$8.3	$2.2	$7.3	($0.4)	$1.0	$2.6
Regulatory liabilities	(6.2)	(1.0)	(2.0)	3.6	(4.2)	(4.6)
Nine Months Ended September 30
Regulatory assets	13.8	(14.2)	8.7	(4.6)	5.1	(9.6)
Regulatory liabilities	63.2	16.6	13.9	9.9	49.3	6.7

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

	September 30, 2014			December 31, 2013
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Aggregate fair value	$14.1	$8.2	$5.9	$20.8	$5.2	$15.6
Credit support to be posted if triggered	13.9	8.2	5.7	20.8	5.2	15.6

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

	Alliant Energy		IPL		WPL
	Gross		Gross		Gross
	(as reported)	Net	(as reported)	Net	(as reported)	Net
September 30, 2014
Derivative assets	$83.1	$72.2	$44.7	$39.8	$38.4	$32.4
Derivative liabilities	14.1	7.9	8.2	3.6	5.9	4.3
December 31, 2013
Derivative assets	26.7	23.5	21.1	19.5	5.6	4.0
Derivative liabilities	20.8	17.6	5.2	3.6	15.6	14.0

Fair value amounts recognized for the right to reclaim cash collateral (receivable) or the obligation to return cash collateral (payable) are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. As of September 30, 2014, Alliant Energy’s, IPL’s and WPL’s net derivative assets in the above table have been reduced by $4.7 million, $0.3 million and $4.4 million, respectively, due to cash collateral posted by counterparties.

(14) COMMITMENTS AND CONTINGENCIES
(a) Capital Purchase Obligations - Various capital purchase obligations contain minimum future commitments related to capital expenditures for certain construction projects. IPL’s projects include the construction of Marshalltown, generation performance improvements at Ottumwa Unit 1 and the installation of a scrubber at Lansing Unit 4 to reduce SO2 emissions. WPL’s projects include the installation of a scrubber and baghouse at Edgewater Unit 5 to reduce SO2 and mercury emissions. At September 30, 2014, Alliant Energy’s, IPL’s and WPL’s minimum future commitments related to these projects were $45 million, $26 million and $19 million, respectively.

(b) Operating Expense Purchase Obligations - Various commodity supply, transportation and storage contracts meet obligations to provide electricity and natural gas to utility customers. Other operating expense purchase obligations with various vendors provide other goods and services. At September 30, 2014, minimum future commitments related to these operating expense purchase obligations were as follows (in millions):

	Alliant Energy	IPL	WPL
Purchased power (a):
DAEC (IPL)	$1,557	$1,557	$—
Other	221	1	220
	1,778	1,558	220
Natural gas	341	191	150
Coal (b)	265	128	137
SO2 emission allowances	34	34	—
Other (c)	20	11	7
	$2,438	$1,922	$514

(a)	Includes payments required by PPAs for capacity rights and minimum quantities of MWhs required to be purchased.

(b)
Corporate Services entered into system-wide coal contracts on behalf of IPL and WPL that include minimum future commitments. These commitments were assigned to IPL and WPL based on information available as of September 30, 2014 regarding expected future usage, which is subject to change.

(c)	Includes individual commitments incurred during the normal course of business that exceeded $1 million at September 30, 2014.

(c) Legal Proceedings -
Flood Damage Claims - In June 2013, several plaintiffs purporting to represent a class of residential and commercial property owners filed a complaint against CRANDIC, Alliant Energy and various other defendants in the Iowa District Court for Linn County. Plaintiffs assert claims of negligence and strict liability based on their allegations that CRANDIC (along with other defendants) caused or exacerbated flooding of the Cedar River in June 2008. In July 2013, the case was removed from state court to federal court based on federal jurisdiction. In September 2013, the U.S. District Court for the Northern District of Iowa dismissed the Plaintiffs’ claims and transferred the case for resolution to the Surface Transportation Board, the administrative agency that oversees the Interstate Commerce Commission Termination Act. In October 2013, the Plaintiffs appealed the federal court’s dismissal of the case to the Eighth Circuit Court of Appeals. Alliant Energy and CRANDIC believe the case is without merit and will continue to vigorously contest the case. As a result, Alliant Energy does not currently believe any material losses from these claims are both probable and reasonably estimated, and therefore, has not recognized any material loss contingency amounts for this complaint as of September 30, 2014. Due to the early stages of the claim and the lack of specific damages identified, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss.

(d) Guarantees and Indemnifications -
RMT - In 2013, Alliant Energy sold RMT. RMT provided renewable energy services, including construction and high voltage connection services for wind and solar projects. As part of the sale, Alliant Energy indemnified the buyer for any claims, including claims of warranty under the project obligations that were commenced or are based on actions that occurred prior to the sale, except for liabilities already accounted for through adjustments to the purchase price. The indemnification obligations either cease to exist when the statute of limitation for such claims is met or, in the case of RMT’s projects, when the warranty period under the agreements expires. The warranty periods for RMT’s projects generally range from 12 to 60 months with the latest expiring in 2016.

Alliant Energy also continues to guarantee RMT’s performance obligations related to certain of RMT’s projects that were commenced prior to Alliant Energy’s sale of RMT. As of September 30, 2014, Alliant Energy had $313 million of performance guarantees outstanding, with $137 million, $53 million and $123 million currently expected to expire in 2014, 2015 and 2016, respectively. The expiration of these performance guarantees may be extended depending on when all valid warranty claims are resolved for the respective projects.

Although Alliant Energy has received warranty claims related to certain of these projects, it does not currently believe that material losses are both probable and reasonably estimated, and therefore, has not recognized any material liabilities related to these matters as of September 30, 2014. Due to the early stages of the warranty claims, Alliant Energy is currently unable to provide an estimate of potential loss or range of potential loss. Refer to Note 17 for financial impacts of RMT, including amounts recorded to “Operating expenses” in 2014 related to certain warranty claims.

Whiting Petroleum - In 2004, Alliant Energy sold its remaining interest in Whiting Petroleum. Whiting Petroleum is an independent oil and gas company. Alliant Energy continues to guarantee the obligations related to the abandonment of certain platforms off the coast of California and related onshore plant and equipment that were owned by Whiting Petroleum prior to Alliant Energy’s sale of Whiting Petroleum. The guarantee does not include a maximum limit. As of September 30, 2014, the present value of the abandonment obligations is estimated at $31 million. Alliant Energy believes that no payments will be made under this guarantee. Alliant Energy has not recognized any material liabilities related to this guarantee as of September 30, 2014.

(e) Environmental Matters -
MGP Sites - IPL and WPL have current or previous ownership interests in various sites that are previously associated with the production of gas for which IPL and WPL have, or may have in the future, liability for investigation, remediation and monitoring costs. IPL and WPL are working pursuant to the requirements of various federal and state agencies to investigate, mitigate, prevent and remediate, where necessary, the environmental impacts to property, including natural resources, at and around these former MGP sites in order to protect public health and the environment. IPL and WPL are currently monitoring and/or remediating 26 and 5 sites, respectively.

Environmental liabilities related to these MGP sites are recorded based upon periodic studies. Such amounts are based on the best current estimate of the remaining amount to be incurred for investigation, remediation and monitoring costs for those sites where the investigation process has been or is substantially completed, and the minimum of the estimated cost range for those sites where the investigation is in its earlier stages. There are inherent uncertainties associated with the estimated remaining costs for MGP projects primarily due to unknown site conditions and potential changes in regulatory agency requirements. It is possible that future cost estimates will be greater than current estimates as the investigation process proceeds and as additional facts become known. The amounts recognized as liabilities are reduced for expenditures incurred and are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted. At September 30, 2014, estimated future costs expected to be incurred for the investigation, remediation and monitoring of the MGP sites, as well as environmental liabilities recorded on the balance sheets for these sites, were as follows (in millions):

	Alliant Energy			IPL			WPL
Range of estimated future costs	$13	-	$32	$12	-	$30	$1	-	$2
Current and non-current environmental liabilities	19			17			2

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

Other Environmental Contingencies - In addition to the environmental liabilities discussed above, various environmental regulations are being monitored that may have a significant impact on future operations. Several of these environmental regulations are subject to legal challenges, reconsideration and/or other uncertainties. Given uncertainties regarding the outcome, timing and compliance plans for these environmental matters, the complete financial impact of these regulations are not able to be determined; however future capital investments and/or modifications to EGUs to comply with these regulations could be significant. Specific current, proposed or potential environmental matters that may require significant future expenditures include, among others: CSAPR, Clean Air Visibility Rule, Mercury and Air Toxic Standard Rule, Wisconsin State Mercury Rule, Industrial Boiler and Process Heater Maximum Achievable Control Technology Rule, Ozone NAAQS Rule, Federal Clean Water Act including Section 316(b), Hydroelectric Fish Passage Device, Effluent Limitation Guidelines, Coal Combustion Residuals, and various legislation and EPA regulations to monitor and regulate the emission of GHG, including carbon emissions from new and existing fossil-fueled EGUs. Some recent developments concerning these environmental matters are included below:

Air Quality -
CSAPR is an emissions trading program that requires SO2 and NOx emissions reductions at certain of IPL’s and WPL’s fossil-fueled EGUs through installation of emission controls and/or purchases of allowances. Compliance with emissions limits is currently anticipated to begin in 2015, with additional emissions limits reductions beginning in 2017.

Clean Power Plan - Existing Fossil-fueled EGUs - In June 2014, the EPA issued proposed standards to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. The EPA is currently expected to issue final standards by June 1, 2015.

Water Quality -
Section 316(b) of the Federal Clean Water Act - In August 2014, the EPA published a final rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. Compliance with this final rule is required by the end of 2022.

(15) SEGMENTS OF BUSINESS
Alliant Energy - Certain financial information relating to Alliant Energy’s business segments is as follows. Intersegment revenues were not material to Alliant Energy’s operations.

	Utilities				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Three Months Ended September 30, 2014
Operating revenues	$771.2	$47.2	$12.2	$830.6	$12.5	$843.1
Operating income (loss)	190.8	(4.4)	1.4	187.8	7.0	194.8
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				164.1	(8.9)	155.2
Loss from discontinued operations, net of tax				—	(1.9)	(1.9)
Net income (loss) attributable to Alliant Energy common shareowners				164.1	(10.8)	153.3
Three Months Ended September 30, 2013
Operating revenues	$798.1	$39.8	$17.4	$855.3	$11.3	$866.6
Operating income (loss)	199.6	(3.4)	(0.3)	195.9	5.5	201.4
Amounts attributable to Alliant Energy common shareowners:
Income (loss) from continuing operations, net of tax				171.3	(12.4)	158.9
Loss from discontinued operations, net of tax				—	(1.3)	(1.3)
Net income (loss) attributable to Alliant Energy common shareowners				171.3	(13.7)	157.6

	Utilities				Non-Regulated,	Alliant Energy
	Electric	Gas	Other	Total	Parent and Other	Consolidated
	(in millions)
Nine Months Ended September 30, 2014
Operating revenues	$2,090.9	$364.8	$50.6	$2,506.3	$39.9	$2,546.2
Operating income	374.2	41.3	11.5	427.0	25.3	452.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				315.3	10.0	325.3
Loss from discontinued operations, net of tax				—	(2.2)	(2.2)
Net income attributable to Alliant Energy common shareowners				315.3	7.8	323.1
Nine Months Ended September 30, 2013
Operating revenues	$2,043.4	$310.5	$52.4	$2,406.3	$37.9	$2,444.2
Operating income	359.1	39.5	5.5	404.1	21.2	425.3
Amounts attributable to Alliant Energy common shareowners:
Income from continuing operations, net of tax				292.8	4.9	297.7
Loss from discontinued operations, net of tax				—	(4.9)	(4.9)
Net income attributable to Alliant Energy common shareowners				292.8	—	292.8

IPL - Certain financial information relating to IPL’s business segments is as follows. Intersegment revenues were not material to IPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2014
Operating revenues	$435.9	$28.7	$11.6	$476.2
Operating income (loss)	94.7	(2.8)	2.0	93.9
Earnings available for common stock				102.5
Three Months Ended September 30, 2013
Operating revenues	$457.6	$24.6	$12.2	$494.4
Operating income (loss)	99.6	(0.7)	1.1	100.0
Earnings available for common stock				110.0
Nine Months Ended September 30, 2014
Operating revenues	$1,164.7	$208.1	$44.2	$1,417.0
Operating income	150.2	22.1	13.1	185.4
Earnings available for common stock				164.3
Nine Months Ended September 30, 2013
Operating revenues	$1,137.4	$180.9	$37.4	$1,355.7
Operating income	146.2	22.6	7.0	175.8
Earnings available for common stock				155.1

WPL - Certain financial information relating to WPL’s business segments is as follows. Intersegment revenues were not material to WPL’s operations.

	Electric	Gas	Other	Total
	(in millions)
Three Months Ended September 30, 2014
Operating revenues	$335.3	$18.5	$0.6	$354.4
Operating income (loss)	96.1	(1.6)	(0.6)	93.9
Earnings available for common stock				61.6
Three Months Ended September 30, 2013
Operating revenues	$340.5	$15.2	$5.2	$360.9
Operating income (loss)	100.0	(2.7)	(1.4)	95.9
Earnings available for common stock				61.3
Nine Months Ended September 30, 2014
Operating revenues	$926.2	$156.7	$6.4	$1,089.3
Operating income (loss)	224.0	19.2	(1.6)	241.6
Earnings available for common stock				151.0
Nine Months Ended September 30, 2013
Operating revenues	$906.0	$129.6	$15.0	$1,050.6
Operating income (loss)	212.9	16.9	(1.5)	228.3
Earnings available for common stock				137.7

(16) RELATED PARTIES
Service Agreements - IPL and WPL are parties to service agreements with an affiliate, Corporate Services. Pursuant to these service agreements, IPL and WPL receive various administrative and general services. These services are billed to IPL and WPL at cost based on expenses incurred by Corporate Services for the benefit of IPL and WPL, respectively. These costs consisted primarily of employee compensation and benefits, fees associated with various professional services and a return on net assets. Corporate Services also acts as agent on behalf of IPL and WPL pursuant to the service agreements. As agent, Corporate Services enters into energy, capacity, ancillary services, and transmission sale and purchase transactions within MISO and PJM. Corporate Services assigns such sales and purchases among IPL and WPL based on statements received from MISO and PJM. The amounts billed for services provided, sales credited and purchases billed for the three and nine months ended September 30 were as follows (in millions):

	IPL				WPL
	Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
Corporate Services billings	$37	$39	$111	$107	$30	$28	$89	$77
Sales credited	2	2	6	5	2	3	4	10
Purchases billed	106	108	313	260	34	16	92	44

Net intercompany payables to Corporate Services were as follows (in millions):

	IPL		WPL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Net payables to Corporate Services	$87	$62	$54	$46

ATC - Pursuant to various agreements, WPL receives a range of transmission services from ATC. WPL provides operation, maintenance, and construction services to ATC. WPL and ATC also bill each other for use of shared facilities owned by each party. The related amounts billed between the parties for the three and nine months ended September 30 were as follows (in millions):

	Three Months		Nine Months
	2014	2013	2014	2013
ATC billings to WPL	$24	$24	$72	$72
WPL billings to ATC	3	2	7	9

WPL owed ATC net amounts of $7 million as of September 30, 2014 and $8 million as of December 31, 2013.

(17) DISCONTINUED OPERATIONS
In January 2013, Alliant Energy sold RMT to narrow its strategic focus and risk profile. The operating results of RMT have been separately classified and reported as discontinued operations in Alliant Energy’s income statements. A summary of the components of discontinued operations in Alliant Energy’s income statements for the three and nine months ended September 30 was as follows (in millions):

	Three Months		Nine Months
	2014	2013	2014	2013
Operating revenues	$—	$—	$—	$0.9
Operating expenses	2.8	2.1	3.4	8.6
Loss before income taxes	(2.8)	(2.1)	(3.4)	(7.7)
Income tax benefit	(0.9)	(0.8)	(1.2)	(2.8)
Loss from discontinued operations, net of tax	($1.9)	($1.3)	($2.2)	($4.9)

Refer to Note 14(d) for further discussion of RMT.

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

EXECUTIVE SUMMARY

Description of Business
General - Alliant Energy is an investor-owned public utility holding company whose primary subsidiaries are IPL, WPL, Resources and Corporate Services. IPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in Iowa and southern Minnesota. WPL is a public utility engaged principally in the generation and distribution of electricity and the distribution and transportation of natural gas in selective markets in southern and central Wisconsin. At September 30, 2014, WPL and Resources, through their ownership interests in WPL Transco, in aggregate held an approximate 16% ownership interest in ATC, a transmission-only utility operating primarily in the Midwest. Resources is the parent company for Alliant Energy’s non-regulated businesses. Corporate Services provides administrative services to Alliant Energy and its subsidiaries. An illustration of Alliant Energy’s primary businesses is shown below.

Alliant Energy

Utilities and Corporate Services		Non-regulated and Parent
- Electric and gas services in IA (IPL)		- Transportation (Resources)
- Electric and gas services in WI (WPL)		- Non-regulated Generation (Resources)
- 16% interest in ATC (primarily WPL)		- Parent Company
- Electric and gas services in MN (IPL) (a)
- Corporate Services

(a)
In September 2013, IPL signed definitive agreements to sell its Minnesota electric and natural gas distribution assets. Pending receipt of remaining regulatory approvals, the natural gas and electric transactions are currently expected to be concluded by March 31, 2015 and June 30, 2015, respectively.

Financial Results - Alliant Energy’s net income and EPS attributable to Alliant Energy common shareowners for the third quarter were as follows (dollars in millions, except per share amounts):

	2014		2013
	Income (Loss)	EPS	Income (Loss)	EPS
Continuing operations:
Utilities and Corporate Services	$166.3	$1.50	$173.1	$1.56
Non-regulated and parent	(11.1)	(0.10)	(14.2)	(0.13)
Income from continuing operations	155.2	1.40	158.9	1.43
Loss from discontinued operations	(1.9)	(0.02)	(1.3)	(0.01)
Net income	$153.3	$1.38	$157.6	$1.42

The table above includes utilities and Corporate Services, and non-regulated and parent EPS from continuing operations, which are non-GAAP financial measures. Alliant Energy believes utilities and Corporate Services, and non-regulated and parent, EPS from continuing operations are useful to investors because they facilitate an understanding of segment performance and trends and provide additional information about Alliant Energy’s operations on a basis consistent with the measures that management uses to manage its operations and evaluate its performance. Alliant Energy’s management also uses utilities and Corporate Services EPS from continuing operations to determine performance-based compensation.

Utilities and Corporate Services - Lower EPS from continuing operations in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to:

•	$0.14 per share of retail electric customer billing credits at IPL in the third quarter of 2014 related to the approved settlement agreement for its Iowa retail electric rate case (2013 Test Year);

•	an estimated $0.13 per share of decreases in revenues from lower electric sales in the third quarter of 2014 compared to the third quarter of 2013 due to weather conditions;

•	$0.03 per share of higher energy efficiency cost recovery amortizations at WPL in the third quarter of 2014 compared to the third quarter of 2013; and

•	$0.03 per share of higher depreciation expense at IPL and WPL in the third quarter of 2014 compared to the third quarter of 2013.

These items were partially offset by:

•	$0.23 per share of purchased electric capacity expense related to the previous DAEC PPA recorded in the third quarter of 2013; and

•	$0.09 per share of purchased electric capacity expense related to the Kewaunee PPA recorded in the third quarter of 2013.

Refer to “Alliant Energy’s Results of Operations,” “IPL’s Results of Operations” and “WPL’s Results of Operations” for additional details regarding the various factors impacting earnings during the third quarters of 2014 and 2013.

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

•
April 2014 - IPL and MidAmerican each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse placed in service in May 2014 at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by mid-2015.

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

•
November 2014 - WPL announced plans to file a CPCN application with the PSCW in early 2015 for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s request is currently expected by mid-2016. Construction of the Riverside expansion is subject to the receipt of various approvals and permits necessary to construct and operate the EGU. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2019. Capital expenditures are currently estimated to be approximately $725 million to $775 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC. The Riverside expansion would replace energy and capacity being eliminated with the expected retirements of Edgewater Units 3 and 4, Nelson Dewey Units 1 and 2, and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate rated capacity of approximately 700 MW.

•
November 2014 - The MPUC issued an oral decision approving the proposed sale of IPL’s Minnesota natural gas distribution assets. IPL currently expects to complete the sale by March 31, 2015 pending receipt of a final order from the MPUC and completion of various other contingencies. Proceeds from the sale of the natural gas distribution assets, which approximate the carrying value of such assets, are expected to be approximately $10 million, subject to customary closing adjustments.

Rate Matters Highlights
Federal regulation of wholesale electric rates is administered by FERC and state regulation of retail utility rates is administered by the IUB, PSCW and MPUC. Key regulatory developments since the filing of the 2013 Form 10-K include the following. Refer to “Rate Matters” for a more detailed discussion of regulatory developments.

•
June 2014 - WPL filed a request with the PSCW to increase annual rates for WPL’s retail electric customers by $55 million, or approximately 5%, in 2015. The increase includes $41 million of anticipated increases in the retail share of electric fuel-related costs in 2015 attributable to $28 million for higher retail electric fuel-related costs per MWh anticipated in 2015 and $13 million from the impact of increased sales volumes approved in the retail electric base rate case for 2015. In addition, WPL’s request includes $14 million to recover a portion of the under-collection of fuel-related costs projected for 2014. Any rate changes granted from this request are expected to be effective on January 1, 2015.

•
July 2014 - WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The order is based on a forward-looking test period that includes 2015 and 2016 and authorizes WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorizes WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

•
September 2014 - The IUB approved IPL’s settlement agreement as requested. The settlement agreement extends IPL’s Iowa retail electric base rate freeze through 2016 and provides retail electric customer billing credits of $105 million in aggregate, including targeting $70 million in 2014 (beginning May 2014), $25 million in 2015 and $10 million in 2016. For the three and nine months ended September 30, 2014, IPL recorded $26 million and $46 million, respectively, of such retail electric customer billing credits. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%.

Environmental Matters Highlights
Environmental matters are regulated by various federal, state and local authorities. Key environmental developments since the filing of the 2013 Form 10-K include the following. Refer to “Environmental Matters” for a more detailed discussion of environmental developments.

•
April 2014 - The U.S. Supreme Court reversed the D.C. Circuit Court’s 2012 decision that vacated CSAPR. However, CSAPR was not immediately implemented due to a stay of the rule in place from the D.C. Circuit Court and outstanding legal and regulatory uncertainties. In October 2014, the D.C. Circuit Court granted the EPA’s June 2014 request to lift the stay of CSAPR, which allows implementation of CSAPR to begin. The D.C. Circuit Court did not specifically address timing for compliance with CSAPR; however, compliance with emissions limits is currently anticipated to begin in 2015, with additional emissions limits reductions beginning in 2017. IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Wisconsin and Minnesota are impacted by CSAPR requirements.

•
June 2014 - The EPA issued proposed standards to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. The EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. In August 2014, legal challenges were filed against the EPA’s authority to issue the proposed standards. The EPA is currently expected to issue final standards by June 1, 2015.

•
August 2014 - The EPA published the final Section 316(b) of the Federal Clean Water Act rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. Compliance with this final rule is required by the end of 2022.

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

•
September 2014 - At September 30, 2014, Alliant Energy and its subsidiaries had $646 million of available capacity under the revolving credit facilities, $142 million of available capacity at IPL under its sales of accounts receivable program and $11 million of cash and cash equivalents.

•	October 2014 - WPL issued $250 million of 4.10% debentures due 2044. The proceeds from the issuance were used by WPL to reduce commercial paper and for general corporate purposes.

•
October 2014 - Alliant Energy entered into a $250 million variable-rate term loan credit agreement and used the proceeds from borrowings under this agreement to retire its $250 million, 4% senior notes. The term loan credit agreement expires in October 2016.

•
November 2014 - Alliant Energy, IPL and WPL announced their future financing plans. IPL currently expects to issue additional long-term debt of up to $250 million in 2014 and up to $300 million in 2015. IPL’s $150 million, 3.3% senior debentures will be retired in 2015. Alliant Energy currently expects to issue approximately $150 million of common stock in 2015 through one or more offerings and its Shareowner Direct Plan.

•
November 2014 - Alliant Energy announced an increase in its targeted 2015 annual common stock dividend to $2.20 per share, which is equivalent to a quarterly rate of $0.55 per share, beginning with the February 2015 dividend payment.

Other Matters Highlights
Other key developments since the filing of the 2013 Form 10-K that could impact future financial condition or results of operations include the following. Refer to “Other Matters” for a more detailed discussion of potential impacts to future financial condition and results of operations.

•
April 2014 - FERC accepted an SSR agreement and related cost allocation filed by MISO related to another utility’s EGU (Presque Isle) located in an area for which ATC provides transmission services. Based on FERC’s April 2014 decision, WPL’s share of the annual revenue requirement was originally expected to be approximately $10 million, effective February 1, 2014. In July 2014, FERC issued an order directing MISO to make a compliance filing to revise the cost allocation pursuant to a PSCW complaint effective April 3, 2014. As a result of the July 2014 FERC order and related compliance filing by MISO, WPL no longer expects to be allocated any SSR costs for the Presque Isle SSR agreement. In August 2014, various parties filed rehearing requests on FERC’s July 2014 order, and it is unknown when or how FERC may act on these requests.

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

•
October 2014 - FERC issued an order on a complaint against the MISO transmission owners. The order established hearing and settlement procedures on the return on equity component of the complaint, and established a refund period back to November 12, 2013. FERC also denied a request to limit the regulatory capital structure to 50% of common equity, among other items. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact the October 2014 FERC order and a new methodology FERC established for determining the return on equity may have on MISO transmission owners, including ITC and ATC.

STRATEGIC OVERVIEW

A strategic overview summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Generation Plans -
Natural Gas-Fired Generation -
IPL’s Construction of Marshalltown - After receiving the final necessary regulatory approvals and permits in the second quarter of 2014, IPL began constructing Marshalltown, an approximate 650 MW natural gas-fired combined-cycle EGU. IPL currently expects to place Marshalltown in service in the second quarter of 2017. Refer to Note 3 for further discussion of Marshalltown.

WPL’s Proposed Construction of the Riverside Expansion - WPL plans to file a CPCN application with the PSCW in early 2015 for approval to construct an approximate 650 MW natural gas-fired combined-cycle EGU in Beloit, Wisconsin, referred to as the Riverside expansion. A decision from the PSCW on WPL’s request is currently expected by mid-2016. Construction of the Riverside expansion is subject to the receipt of various approvals and permits necessary to construct and operate the EGU. Subject to such approvals, construction is currently expected to begin in 2016 and be completed by early 2019. Capital expenditures are currently estimated to be approximately $725 million to $775 million to construct the EGU and a pipeline to supply natural gas to the EGU. The estimated capital expenditures exclude transmission network upgrades and AFUDC. The Riverside expansion would replace energy and capacity being eliminated with the expected retirements of Edgewater Units 3 and 4, Nelson Dewey Units 1 and 2, and the Rock River and Sheepskin Combustion Turbine Units, which in aggregate have a nameplate rated capacity of approximately 700 MW.

In May 2014, the PSCW authorized WPL to defer the retail portion of incremental pre-certification and pre-construction costs associated with this proposed EGU beginning March 2014. WPL currently estimates deferral of such costs will be approximately $11 million in aggregate by December 31, 2015.

Coal-Fired Generation -
Plant Retirements - As discussed above, WPL currently expects to retire various EGUs. In 2013, WPL received approval from MISO to retire Edgewater Unit 3, and Nelson Dewey Units 1 and 2, contingent on completion of transmission network upgrades necessary for system reliability. WPL currently expects to retire Edgewater Unit 4 by December 31, 2018 and the Rock River and Sheepskin Combustion Turbine Units by December 31, 2019, contingent on the construction of the Riverside expansion. Timing is subject to change depending on operational, regulatory, market and other factors. WPL will be working with MISO, state regulatory commissions and other regulatory agencies, as required, to determine the final timing of these actions.

Gas Distribution Systems - The Pipeline and Hazardous Materials Safety Administration is expected to expand and/or strengthen regulations related to natural gas transmission and distribution systems in 2015. These changes are expected to help ensure natural gas transmission and distribution systems are properly maintained and operated safely. These changes are expected to result in more inspections and potential replacement of certain portions of Alliant Energy’s, IPL’s and WPL’s natural gas distribution systems. In addition, Alliant Energy, IPL and WPL are currently extending various natural gas distribution systems in their existing Iowa and Wisconsin service territories to serve new customer demand. Estimated capital expenditures for these expected and current projects for 2014 through 2018 are included in the “Gas distribution systems” line in the construction and acquisition expenditures table in “Liquidity and Capital Resources.”

Utility Business Divestitures -
IPL’s Minnesota Natural Gas Distribution Assets - Refer to Note 3 for discussion of the MPUC’s decision approving the proposed sale of IPL’s Minnesota natural gas distribution assets.

Environmental Compliance Plans - Environmental compliance plans have been developed to help ensure cost effective compliance with current and proposed environmental laws and regulations. The following table provides current estimates of capital expenditures planned for 2014 through 2018 as well as the total (past and future) project costs for certain emission controls projects included in the current environmental compliance plans (in millions):

	Actual/
	Expected							Total
Generating Unit	In-service Date	Technology (a)	2014	2015	2016	2017	2018	Project Cost
IPL:
George Neal Unit 3 (b)	2014	Scrubber & Baghouse	$20	$—	$—	$—	$—	$60-$65
Ottumwa Unit 1	2014	Scrubber & Baghouse	35	—	—	—	—	155-165
Lansing Unit 4	2015	Scrubber	20	15	—	—	—	50-60
WPL:
Columbia Units 1 & 2	2014	Scrubber & Baghouse	20	—	—	—	—	270-275
Edgewater Unit 5	2016	Scrubber & Baghouse	85	120	60	—	—	280-320
Columbia Unit 2	2018	SCR	—	15	20	25	10	60-80

(a)
Scrubber is a post-combustion process that injects lime or lime slurry into the stream of gases leaving the EGU boiler to remove SO2 and other acid gases (including hydrochloric acid) and capture them in a solid or liquid waste by-product. A scrubber typically removes more than 90% of the SO2 emissions.

Baghouse, including carbon injection, is a post-combustion process that injects carbon particles into the stream of gases leaving the EGU boiler to facilitate the capture of mercury in filters or bags. This process can remove more than 85% of mercury emissions.
SCR is a post-combustion process that injects ammonia or urea into the stream of gases leaving the EGU boiler to convert NOx emissions into nitrogen and water. The use of a catalyst enhances the effectiveness of the conversion, enabling NOx emissions reductions of up to 90%.

(b)	George Neal Unit 3 is operated by MidAmerican. IPL owns a 28% interest in George Neal Unit 3.

These capital expenditure estimates represent IPL’s or WPL’s respective portion of the total escalated capital expenditures and exclude AFUDC, if applicable. Capital expenditure estimates are subject to change based on future changes to plant-specific costs of emission controls technologies and environmental requirements.

IPL’s Emission Controls Projects - In April 2014, IPL and MidAmerican (which operates George Neal Unit 3) each filed an updated EPB with the IUB. IPL’s EPB includes the scrubber and baghouse currently under construction at Ottumwa Unit 1 and the scrubber currently under construction at Lansing Unit 4. MidAmerican’s EPB includes the scrubber and baghouse placed in service in May 2014 at George Neal Unit 3. Alliant Energy and IPL currently expect the IUB to issue its decisions on IPL’s and MidAmerican’s EPBs by mid-2015.

George Neal Unit 3 and Ottumwa Unit 1 - Refer to Note 3 for further discussion of the scrubber and baghouse projects at George Neal Unit 3 and Ottumwa Unit 1.

WPL’s Emission Controls Projects -
Columbia Units 1 and 2, and Edgewater Unit 5 - Refer to Note 3 for further discussion of the scrubber and baghouse projects at Columbia Units 1 and 2, and Edgewater Unit 5.

Columbia Unit 2 - In July 2014, WPL filed a CA application with the PSCW to install an SCR system at Columbia Unit 2 to reduce NOx emissions at the EGU. The SCR is expected to support compliance obligations for current and anticipated air quality requirements, including CSAPR and requirements under the Consent Decree WPL entered into with the EPA and the Sierra Club in April 2013.

RATE MATTERS

A rate matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Retail Base Rate Filings -
WPL’s Wisconsin Retail Electric and Gas Rate Case (2015/2016 Test Period) - In July 2014, WPL received an order from the PSCW authorizing WPL to implement its retail base rate filing as requested. The order is based on a forward-looking test period that includes 2015 and 2016 and authorizes WPL to maintain customer base rates for its retail electric customers at their current levels through the end of 2016. The retail electric base rate case included a return of and a return on costs for emission controls projects at Columbia Units 1 and 2 and Edgewater Unit 5, generation performance and reliability improvements at Columbia Units 1 and 2, other ongoing capital expenditures, and an increase in electric transmission service expense. The additional revenue requirement for these cost increases was offset by the impact of changes in the amortization of regulatory liabilities associated with energy efficiency cost recoveries and increased sales volumes. The order also authorizes WPL to implement a $5 million decrease in annual base rates for its retail gas customers effective January 1, 2015 followed by a freeze of such gas base rates through the end of 2016.

The order requires escrow treatment of major transmission charges, allows continuation of an 8.2% AFUDC recovery rate, and allows continuation of a 10.4% return on common equity and the following related provisions: (1) WPL may request a change in retail base rates during the test period if its annual regulatory return on common equity falls below 8.5%; and (2) WPL must defer a portion of the amount of earnings if its annual regulatory return on common equity exceeds 10.65% during the test period. WPL must defer 50% of its excess earnings between 10.65% and 11.40%, and 100% of any excess earnings above 11.40%. In addition, the order allows WPL to maintain its ability to request deferrals based on current practices. The order also includes the following key assumptions (Common Equity (CE); Long-term Debt (LD); Short-term Debt (SD); Weighted-average Cost of Capital (WACC)):

	Test	Regulatory Capital Structure			After-tax	Average Retail Rate
Utility Type	Period	CE	LD	SD	WACC	Base (in millions) (a)
Electric	2015	50.5%	48.9%	0.6%	7.9%	$2,329
Electric	2016	51.0%	46.2%	2.8%	7.8%	2,450
Gas	2015	50.5%	48.9%	0.6%	7.9%	201
Gas	2016	51.0%	46.2%	2.8%	7.8%	204

(a)	Average rate base is calculated using a 13-month average.

In addition, the order prohibits WPL from paying annual common stock dividends to its parent company in excess of $127 million in 2015 and $135 million in 2016 if WPL’s actual 13-month average common equity ratio (calculated on a financial basis consistent with WPL’s rate cases) falls below 51.79% for 2015 and 52.25% for 2016.

The fuel-related cost component of WPL’s retail electric rates for 2015 and 2016 will be addressed in separate filings.

IPL’s Iowa Retail Electric Rate Case (2013 Test Year) - In September 2014, the IUB approved IPL’s settlement agreement as requested. The settlement agreement extends IPL’s Iowa retail electric base rate freeze through 2016 and provides retail electric customer billing credits of $105 million in aggregate, including targeting $70 million in 2014 (beginning May 2014), $25 million in 2015 and $10 million in 2016. For the three and nine months ended September 30, 2014, IPL recorded $26 million and $46 million, respectively, of such retail electric customer billing credits. The settlement agreement included the continuation of the energy adjustment clause, transmission cost rider and electric tax benefit rider credits; the ability for IPL to seek rate relief if a significant event occurs; and the ability for parties to the DAEC PPA proceeding to request show cause action if IPL’s Iowa retail electric return on common equity exceeds 11%.

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

2014 Test Year - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of September 30, 2014 for fuel-related costs incurred by WPL during the nine months ended September 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

ENVIRONMENTAL MATTERS

An environmental matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Air Quality -
CAIR/CSAPR - CAIR and CSAPR are regional SO2 and NOx cap-and-trade programs, where compliance with emissions limits may be achieved by purchasing emission allowances and/or reducing emissions through changes in operations or the additions of emission controls. In 2011, the EPA issued CSAPR as a replacement rule for CAIR. In 2012, the D.C. Circuit Court vacated CSAPR and in 2013, the EPA appealed this decision to the U.S. Supreme Court. In April 2014, the U.S. Supreme Court ruled in the EPA’s favor and reversed the D.C. Circuit Court’s decision regarding CSAPR. However, CSAPR was not immediately implemented due to a stay of the rule in place from the D.C. Circuit Court and outstanding legal and regulatory uncertainties. In October 2014, the D.C. Circuit Court granted the EPA’s June 2014 request to lift the stay of CSAPR, which allows implementation of CSAPR to begin. The D.C. Circuit Court did not specifically address timing for compliance with CSAPR; however, compliance with emissions limits is currently anticipated to begin in 2015, with additional emissions limits reductions beginning in 2017.

IPL’s and WPL’s fossil-fueled EGUs with greater than 25 MW of capacity located in Iowa, Wisconsin and Minnesota are impacted by CSAPR requirements. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR. CSAPR emission allowances may be banked for future year compliance. Alliant Energy, IPL and WPL will continue to monitor legal and regulatory developments related to CSAPR and currently expect to meet the final compliance requirements based on planned and completed emission controls projects for various EGUs.

Fine Particulate Matter (PM2.5) NAAQS Rule - In 2012, the EPA issued a final rule that strengthened the annual PM2.5 NAAQS. In August 2014, the EPA proposed to designate all areas in Iowa, Wisconsin and Minnesota as being in attainment with the revised annual PM2.5 NAAQS. The EPA is expected to finalize these designations by December 2014. Based on the EPA’s August 2014 proposal, Alliant Energy, IPL and WPL do not currently anticipate any impact of the revised annual PM2.5 NAAQS rule on their financial condition and results of operations.

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

Clean Power Plan - Existing Fossil-fueled EGUs - In June 2014, the EPA issued proposed standards under Section 111(d) of the CAA to reduce CO2 emissions from existing fossil-fueled EGUs. The EPA’s proposal is based on broad measures that can reduce CO2 emissions from existing fossil-fueled EGUs, including making existing coal-fired EGUs more efficient, increasing dispatch of existing combined-cycle natural gas-fired EGUs, maintaining or expanding zero- or low-CO2 energy resources such as renewables and nuclear, and reducing customer demand for electricity through energy efficiency programs. The state-specific goals are based on an emissions rate basis measured in pounds per net MWh. The EPA is proposing a two-part goal structure: an “interim goal” that each state meets an average threshold over the period from 2020 through 2029, and a “final goal” based on a three-year rolling average that each state meets beginning in 2030.

State plans will determine the specific compliance requirements applicable to Alliant Energy, IPL and WPL. Each state has flexibility in determining how to achieve the goals, which can include the broad measures included by the EPA as well as any other enforceable measures that the state can demonstrate will reduce CO2 emissions from existing fossil-fueled EGUs. The EPA also proposed to give states the option to convert the rate-based goal to a mass-based goal measured in tons. States can develop a state-only plan or collaborate in developing regional multi-state plans. State plans that provide details of how these guidelines are to be met would be required by June 30, 2016. If a state needs additional time and provides proper notification and explanation, the EPA’s proposal allows for a one-year extension to submit state-only plans and a two-year extension if a state elects to join a regional multi-state program. In August 2014, legal challenges were filed against the EPA’s authority to issue the proposed standards. The EPA is currently expected to issue final standards by June 1, 2015. Depending on the measures included in state plans, the expected dates for the retirement and fuel switching of certain coal-fired EGUs may be impacted by the new requirements. The implications of these new requirements remain highly uncertain, and as a result Alliant Energy, IPL and WPL are currently unable to predict with certainty the final outcome of these standards, but expect that expenditures to comply with any regulations to reduce GHG emissions could be significant.

Water Quality -
Section 316(b) of the Federal Clean Water Act - In August 2014, the EPA published a final rule to regulate cooling water intake structures and minimize adverse environmental impacts to fish and other aquatic life. This rule applies to existing and new cooling water intake structures at certain steam generating and manufacturing facilities. Compliance with this final rule is required by the end of 2022. Alliant Energy, IPL and WPL have completed a preliminary assessment of the final Section 316(b) rule and do not believe there will be a significant impact on their financial condition and results of operations.

LEGISLATIVE MATTERS

A legislative matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K.

ALLIANT ENERGY’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Refer to “Executive Summary” for an overview of Alliant Energy’s third quarter 2014 and 2013 earnings and the various components of its business. Additional details of Alliant Energy’s earnings for the three and nine months ended September 30, 2014 and 2013 are discussed below.

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

Third Quarter 2014 vs. Third Quarter 2013 Summary - Electric margins and MWh sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$279.8	$302.0	(7%)	1,945	2,133	(9%)
Commercial	188.9	198.8	(5%)	1,643	1,760	(7%)
Industrial	233.1	222.7	5%	3,098	2,947	5%
Retail subtotal	701.8	723.5	(3%)	6,686	6,840	(2%)
Sales for resale:
Wholesale	53.5	55.8	(4%)	921	966	(5%)
Bulk power and other	2.4	6.6	(64%)	80	233	(66%)
Other	13.5	12.2	11%	34	29	17%
Total revenues/sales	771.2	798.1	(3%)	7,721	8,068	(4%)
Electric production fuel expense	119.4	133.2	(10%)
Energy purchases expense	111.3	72.2	54%
Purchased electric capacity expense	0.1	58.6	(100%)
Electric margins (a)	$540.4	$534.1	1%

(a)
Includes $22 million and $21 million of credits on IPL’s Iowa retail electric customers’ bills for the third quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Summary - Electric margins and MWh sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$769.5	$768.9	—%	5,830	5,880	(1%)
Commercial	505.9	494.4	2%	4,820	4,808	—%
Industrial	618.7	578.9	7%	8,880	8,531	4%
Retail subtotal	1,894.1	1,842.2	3%	19,530	19,219	2%
Sales for resale:
Wholesale	158.5	148.1	7%	2,709	2,683	1%
Bulk power and other	0.6	14.9	(96%)	276	669	(59%)
Other	37.7	38.2	(1%)	112	112	—%
Total revenues/sales	2,090.9	2,043.4	2%	22,627	22,683	—%
Electric production fuel expense	349.2	333.3	5%
Energy purchases expense	309.5	209.2	48%
Purchased electric capacity expense	24.9	167.6	(85%)
Electric margins (a)	$1,407.3	$1,333.3	6%

(a)
Includes $64 million and $59 million of credits on Iowa retail electric customers’ bills for the nine months ended September 30, 2014 and 2013, respectively, resulting from IPL’s electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Variances - Variances between periods in electric margins for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Lower purchased electric capacity expense at IPL related to the previous DAEC PPA, which ended in February 2014	$42	$42	$—	$94	$94	$—
Purchased electric capacity expense at WPL during 2013 related to the Kewaunee PPA, which ended in December 2013	16	—	16	47	—	47
Higher revenues at IPL related to changes in recovery amounts for transmission costs through the transmission rider (a)	2	2	—	13	13	—
Retail electric customer billing credits at IPL (b)	(26)	(26)	—	(46)	(46)	—
Estimated decrease from changes in sales caused by weather conditions	(24)	(16)	(8)	(12)	(10)	(2)
Changes in electric fuel-related costs, net of recoveries at WPL	(2)	—	(2)	(10)	—	(10)
Changes in revenue requirement adjustment related to certain tax benefits from tax accounting method changes at IPL (c)	(3)	(3)	—	(7)	(7)	—
Lower revenues at IPL due to changes in credits on Iowa retail electric customers’ bills resulting from the electric tax benefit rider (c)	(1)	(1)	—	(5)	(5)	—
Other	2	2	1	—	(4)	4
	$6	$—	$7	$74	$35	$39

(a)	Higher transmission rider revenues were offset by higher electric transmission service expense.

(b)
Billing credits related to the approved settlement agreement for IPL’s Iowa retail electric rate case (2013 Test Year) began in May 2014. Refer to “Rate Matters - IPL’s Iowa Retail Electric Rate Case (2013 Test Year)” for further discussion.

(c)	Refer to Note 2 for further discussion of IPL’s revenue requirement adjustment and electric tax benefit rider.

Forecast - Refer to “Rate Matters” for discussion of an anticipated reduction of IPL’s retail electric customer billing credits in 2015 related to the approved settlement agreement for IPL’s Iowa retail electric rate case (2013 Test Year) and Note 2 for WPL’s retail electric base rate case order received by WPL in July 2014 for the 2015/2016 Test Period and WPL’s retail fuel-related rate case for 2015. IPL also currently expects to reduce the amount of billing credits on its Iowa retail electric customers’ bills in 2015 compared to 2014 related to the electric tax benefit rider.

Weather Conditions - Temperatures during the third quarter of 2014 were approximately 20% cooler than normal, as measured by CDDs in Alliant Energy’s service territories. These cooler temperatures caused a decrease in IPL’s and WPL’s electric sales for the three months ended September 30, 2014 due to lower demand by customers for cooling. Temperatures during the first quarter of 2014 were approximately 20-25% colder than normal, as measured by HDDs in Alliant Energy’s service territories. These extremely cold temperatures caused an increase in IPL’s and WPL’s electric and gas sales for the three months ended March 31, 2014 due to high demand by customers for heating. HDD and CDD in Alliant Energy’s service territories for the three and nine months ended September 30 were as follows:

	Three Months			Nine Months
	Actual			Actual
	2014	2013	Normal	2014	2013	Normal
HDD (a):
Cedar Rapids, Iowa (IPL)	160	99	147	5,063	4,395	4,275
Madison, Wisconsin (WPL)	183	157	178	5,255	4,799	4,509
CDD (a):
Cedar Rapids, Iowa (IPL)	407	619	526	670	865	743
Madison, Wisconsin (WPL)	387	517	471	620	707	651

(a)
HDD and CDD are calculated using a simple average of the high and low temperatures each day compared to a 65 degree base. Normal degree days are calculated using a rolling 20-year average of historical HDD and CDD.

Estimated increases (decreases) to electric margins from the impacts of weather for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2014	2013	Change	2014	2013	Change
IPL	($7)	$9	($16)	$2	$12	($10)
WPL	(4)	4	(8)	5	7	(2)
Total Alliant Energy	($11)	$13	($24)	$7	$19	($12)

Electric Production Fuel and Energy Purchases (Fuel-related) Expenses - Fossil fuels, such as coal and natural gas, are burned to produce electricity at EGUs. The cost of fossil fuels used during each period is included in electric production fuel expense, which decreased $14 million and increased $16 million for the three- and nine-month periods, respectively. The decrease for the three-month period was primarily due to lower dispatch of WPL’s coal-fired EGUs, which included impacts of lower than planned coal deliveries in the third quarter of 2014. The increase for the nine-month period was primarily due to the unseasonably cold weather conditions in Alliant Energy’s service territory in the first quarter of 2014, which resulted in higher commodity prices and increased customer demand in the first quarter of 2014. This contributed to higher MISO dispatch of IPL’s and WPL’s EGUs in the first quarter of 2014. The increase for the nine-month period was also due to changes in the under-/over-collection of fuel-related costs at IPL. These items were partially offset by deferred fuel-related costs incurred during the nine months ended September 30, 2014 that are expected to fall outside the approved bandwidth for 2014 at WPL, as well as lower dispatch at WPL’s coal-fired EGUs during the third quarter of 2014, which included impacts of lower than planned coal deliveries.

Electricity is also purchased to meet customer demand and these costs are charged to energy purchases expense, which increased $39 million and $100 million for the three- and nine-month periods, respectively. The increases for the three- and nine-month periods were primarily due to increased prices for electricity, partially resulting from IPL’s new DAEC PPA, and increased volumes partially due to lower dispatch of WPL’s coal-fired EGUs during the third quarter of 2014. The nine-month increase was also due to extremely cold temperatures in the first quarter of 2014 contributing to higher prices for electricity purchased by IPL and WPL from wholesale energy markets (primarily MISO) for the nine-month period.

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

WPL’s retail fuel-related costs incurred during the three and nine months ended September 30, 2014 were higher than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the higher than forecasted retail fuel-related costs decreased electric margins by approximately $0 and $6 million during the three and nine months ended September 30, 2014, respectively. WPL’s retail fuel-related costs incurred during the three and nine months ended September 30, 2013 were lower than the forecasted fuel-related costs used to set retail rates during such periods. WPL estimates the lower than forecasted retail fuel-related costs increased electric margins by approximately $2 million and $4 million during the three and nine months ended September 30, 2013, respectively. Refer to Note 2 for discussion of fuel-related costs incurred by WPL during the nine months ended September 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

Purchased Electric Capacity Expense - Alliant Energy enters into PPAs to help meet the electricity demand of IPL’s and WPL’s customers. Certain of these PPAs included minimum payments for IPL’s and WPL’s rights to electric generating capacity. The previous DAEC PPA expired in February 2014 and the Kewaunee PPA expired in December 2013. The new DAEC PPA effective February 2014 does not contain minimum payments for electric generating capacity. Details of purchased electric capacity expense included in the utility electric margins tables above for the three and nine months ended September 30 were as follows (in millions):

	Three Months			Nine Months
	2014	2013	Change	2014	2013	Change
DAEC PPA (IPL)	$—	$42	($42)	$25	$119	($94)
Kewaunee PPA (WPL)	—	16	(16)	—	47	(47)
Other	—	1	(1)	—	2	(2)
	$—	$59	($59)	$25	$168	($143)

Forecast - Purchased electric capacity expense at Alliant Energy and IPL are expected to decrease in 2015 compared to 2014 due to the expiration of the previous DAEC PPA in February 2014 and the new DAEC PPA effective February 2014 not containing minimum payments for electric generating capacity.

Sales Trends - Retail sales volumes decreased 2% and increased 2% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The three-month decrease was primarily due to the impact of weather conditions on residential and commercial sales due to the cooler than normal weather conditions in the third quarter of 2014, partially offset by an increase in industrial sales due to customer outages in the third quarter of 2013. The nine-month increase was primarily due to an increase in industrial sales due to production expansion at several customers and the impact of the unseasonably cold weather conditions in the first quarter of 2014. These increases were partially offset by the impact weather conditions in the third quarter of 2014 had on residential and commercial sales during such period.

Wholesale sales volumes decreased 5% and increased 1% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The three-month decrease was primarily due to the impacts of weather conditions on demand during the third quarter of 2014. The nine-month increase was primarily due to increases in sales to one of IPL’s full-requirement wholesale customers due to production expansion partially offset by changes in the impact of weather conditions on demand.

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

Forecast - Alliant Energy, IPL and WPL are currently expecting a modest increase in weather-normalized retail electric sales in 2015 compared to 2014.

Refer to “Rate Matters” for discussion of a retail electric base rate case order received by WPL in July 2014 and the IUB’s approval of IPL’s retail electric rate settlement agreement in September 2014. Refer to Note 2 for discussion of WPL’s retail fuel-related rate increase effective January 1, 2014, WPL’s retail fuel-related rate increase request for the 2015 Test Year filed in June 2014 and IPL’s electric tax benefit rider. Refer to “Other Future Considerations” for discussion of recent notifications provided to each of IPL and WPL to terminate certain of their wholesale power supply agreements and a July 2014 Iowa Supreme Court ruling related to a renewable power developer seeking to distribute energy in IPL’s service territory.

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

Third Quarter 2014 vs. Third Quarter 2013 Summary - Gas margins and Dth sales for Alliant Energy for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$21.7	$18.8	15%	1,452	1,405	3%
Commercial	15.0	11.2	34%	1,746	1,736	1%
Industrial	3.9	3.0	30%	620	679	(9%)
Retail subtotal	40.6	33.0	23%	3,818	3,820	—%
Transportation/other	6.6	6.8	(3%)	14,910	15,385	(3%)
Total revenues/sales	47.2	39.8	19%	18,728	19,205	(2%)
Cost of gas sold	21.8	14.3	52%
Gas margins (a)	$25.4	$25.5	—%

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the third quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 - Gas margins and Dth sales for Alliant Energy for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$206.7	$177.7	16%	22,347	19,668	14%
Commercial	117.8	97.7	21%	15,458	13,888	11%
Industrial	15.5	12.7	22%	2,377	2,315	3%
Retail subtotal	340.0	288.1	18%	40,182	35,871	12%
Transportation/other	24.8	22.4	11%	46,521	44,879	4%
Total revenues/sales	364.8	310.5	17%	86,703	80,750	7%
Cost of gas sold	228.7	181.2	26%
Gas margins (a)	$136.1	$129.3	5%

(a)
Includes $9 million and $8 million of credits on IPL’s Iowa retail gas customers’ bills for the nine months ended September 30, 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins increased $7 million for the nine-month period primarily due to changes in sales caused by weather conditions in Alliant Energy’s service territories during the first quarter of 2014.

Weather Conditions - Estimated increases to gas margins from the impacts of weather for the nine months ended September 30 were as follows (in millions):

	2014	2013	Change
IPL	$4	$1	$3
WPL	4	1	3
Total Alliant Energy	$8	$2	$6

Refer to “Utility Electric Margins” for HDD data details. Refer to “Rate Matters” for discussion of a retail gas base rate case order received by WPL in July 2014. Refer to Note 2 for discussion of IPL’s gas tax benefit rider.

Utility Other Revenues - Other revenues for the utilities decreased $5 million and $2 million for the three- and nine-month periods, respectively. The three-month decrease was primarily due to lower coal sales at WPL. The nine-month decrease was primarily due to lower coal sales at WPL, partially offset by $4 million of higher margins in 2014 from IPL’s sharing mechanism related to optimizing gas capacity contracts. Approximately 50% of all margins earned from IPL’s sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in utility other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were much greater than normal for the nine months ended September 30, 2014. Changes in utility other revenues related to coal sales at WPL were largely offset by changes in utility other operation and maintenance expenses related to coal sales at WPL.

Electric Transmission Service Expense - Variances between periods in electric transmission service expense for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher electric transmission service costs billed from ITC, ATC and MISO (a)	$5	$4	$1	$29	$25	$4
Changes in the under-/over-collection of electric transmission service expense through the transmission cost rider at IPL (b)	(1)	(1)	—	(9)	(9)	—
	$4	$3	$1	$20	$16	$4

(a)	Primarily due to increased electric transmission service rates.

(b)
IPL is currently recovering the Iowa retail portion of its increased electric transmission service costs from its retail electric customers in Iowa through a transmission cost rider approved by the IUB in January 2011 and extended as part of the rate settlement approved in September 2014. The difference between electric transmission services expense and amounts collected from customers as electric revenues results in temporary costs (credits) recorded in electric transmission service expense until the amounts are reflected in future customer billings.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense in 2015 compared to 2014.

Utility Other Operation and Maintenance Expenses - Variances between periods in other operation and maintenance expenses for the utilities for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were as follows (in millions):

	Three Months			Nine Months
	Alliant Energy	IPL	WPL	Alliant Energy	IPL	WPL
Higher energy efficiency cost recovery amortizations at WPL (a)	$5	$—	$5	$15	$—	$15
Higher generation expense at IPL and WPL (b)	4	2	2	11	8	3
Higher bad debt expense (c)	2	1	1	4	3	1
Lower retirement plan costs (d)	(4)	(2)	(2)	(9)	(5)	(4)
Lower expense related to coal sales at WPL (e)	(2)	—	(2)	(7)	—	(7)
Lower performance-based compensation expense (f)	(6)	(3)	(3)	(4)	(2)	(2)
Other (g)	1	1	—	15	11	4
	$—	($1)	$1	$25	$15	$10

(a)	The July 2012 PSCW order for WPL’s 2013/2014 test period electric and gas base rate case authorized higher energy efficiency cost recovery amortizations for 2014.

(b)	Primarily resulting from the timing and extent of maintenance projects at IPL’s and WPL’s EGUs.

(c)	Higher bad debt expense at IPL and WPL was largely due to higher write-offs of accounts receivable during 2014.

(d)	Primarily due to increases in discount rates and higher than expected returns on retirement plan assets in 2013.

(e)	Changes in expense related to coal sales at WPL were largely offset by changes in coal sales revenue at WPL.

(f)
Performance-based compensation expense is largely based on the achievement of specific operational and financial performance measures compared to targets established within the performance-based compensation plans.

(g)	Primarily due to changes in other administrative and general expenses.

Forecast - Alliant Energy currently expects its other operation and maintenance expenses to decrease in 2015 compared to 2014 primarily due to decreases in energy efficiency cost recovery amortizations approved by the PSCW in a July 2014 order, partially offset by expected increases in retirement plan costs in 2015 compared to 2014, resulting from expected decreases in discount rates.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $5 million and $11 million for the three- and nine-month periods, respectively, primarily due to increased property additions, including various emission controls projects at IPL and WPL placed in service in the second half of 2013 and the nine months ended September 30, 2014.

Forecast - Alliant Energy currently expects its depreciation and amortization expenses to increase in 2015 compared to 2014 due to property additions, including various emission controls projects at IPL and WPL placed in service in 2014 and expected to be placed in service in 2015.

Interest Expense - Interest expense increased $7 million for the nine-month period primarily due to $9 million of interest expense recorded in 2014 for IPL’s $250 million 4.7% senior debentures issued in October 2013.

Forecast - Alliant Energy currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014 and 2015. Refer to “Liquidity and Capital Resources” for details of Alliant Energy’s financing forecast.

AFUDC - AFUDC increased $5 million for the nine-month period primarily due to increased CWIP balances related to IPL’s Ottumwa Unit 1 emission controls projects and Marshalltown.

Forecast - Alliant Energy currently expects AFUDC to increase in 2015 compared to 2014 primarily due to increased CWIP balances related to Marshalltown.

Income Taxes - Refer to Note 9 for details of effective income tax rates for continuing operations, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Forecast - Alliant Energy currently expects to record lower tax benefits from the effect of rate-making on property related differences in 2015 compared to 2014 and lower tax benefits from the impacts of the electric tax benefit rider due to lower billing credits on Iowa retail electric customers’ bills expected in 2015 compared to 2014.

Loss from Discontinued Operations, Net of Tax - Refer to Note 17 for discussion of discontinued operations.

Preferred Dividend Requirements of Subsidiaries - Preferred dividend requirements of subsidiaries decreased $8 million for the nine-month period, primarily due to IPL and WPL recording charges of $5 million and $1 million in the first quarter of 2013, respectively, related to the redemption of preferred stock. Refer to Note 7 for further discussion of IPL’s and WPL’s preferred stock transactions.

IPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - Earnings available for common stock decreased $8 million primarily due to retail electric customer billing credits in the third quarter of 2014 and lower retail electric sales due to cooler weather conditions in IPL’s service territory in the third quarter of 2014. These items were partially offset by purchased electric capacity expense related to the previous DAEC PPA in the third quarter of 2013.

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

Third Quarter 2014 vs. Third Quarter 2013 Summary - Electric margins and MWh sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$162.9	$178.8	(9%)	1,055	1,161	(9%)
Commercial	119.7	128.8	(7%)	1,027	1,122	(8%)
Industrial	135.9	131.9	3%	1,846	1,752	5%
Retail subtotal	418.5	439.5	(5%)	3,928	4,035	(3%)
Sales for resale:
Wholesale	8.3	9.0	(8%)	124	117	6%
Bulk power and other	0.1	0.4	(75%)	23	4	475%
Other	9.0	8.7	3%	21	20	5%
Total revenues/sales	435.9	457.6	(5%)	4,096	4,176	(2%)
Electric production fuel expense	67.7	64.4	5%
Energy purchases expense	64.4	46.5	38%
Purchased electric capacity expense	0.1	42.7	(100%)
Electric margins (a)	$303.7	$304.0	—%

(a)
Includes $22 million and $21 million of credits on IPL’s Iowa retail electric customers’ bills for the third quarters of 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Summary - Electric margins and MWh sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$436.2	$440.8	(1%)	3,165	3,219	(2%)
Commercial	317.0	311.9	2%	3,039	3,067	(1%)
Industrial	360.0	335.9	7%	5,350	5,177	3%
Retail subtotal	1,113.2	1,088.6	2%	11,554	11,463	1%
Sales for resale:
Wholesale	24.7	23.4	6%	365	324	13%
Bulk power and other	1.1	0.9	22%	37	94	(61%)
Other	25.7	24.5	5%	62	61	2%
Total revenues/sales	1,164.7	1,137.4	2%	12,018	11,942	1%
Electric production fuel expense	181.3	145.8	24%
Energy purchases expense	188.9	136.7	38%
Purchased electric capacity expense	24.9	120.3	(79%)
Electric margins (a)	$769.6	$734.6	5%

(a)
Includes $64 million and $59 million of credits on IPL’s Iowa retail electric customers’ bills for the nine months ended September 30, 2014 and 2013, respectively, resulting from the electric tax benefit rider. The electric tax benefit rider results in reductions in electric revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Variances - Electric margins increased $35 million for the nine-month period. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in IPL’s electric margins and items expected to impact IPL’s electric margin in 2015.

Refer to “Rate Matters” for discussion of the IUB’s approval of IPL’s retail electric rate settlement agreement in September 2014. Refer to Note 2 for discussion of the electric tax benefit rider. Refer to “Other Future Considerations” for discussion of a notification of termination of a wholesale power supply agreement provided to IPL by one of its wholesale customers and a July 2014 Iowa Supreme Court ruling related to a renewable power developer seeking to distribute energy in IPL’s service territory.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2014 vs. Third Quarter 2013 Summary - Gas margins and Dth sales for IPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$12.8	$11.3	13%	824	857	(4%)
Commercial	8.9	6.7	33%	952	1,015	(6%)
Industrial	3.3	2.6	27%	518	596	(13%)
Retail subtotal	25.0	20.6	21%	2,294	2,468	(7%)
Transportation/other	3.7	4.0	(8%)	7,062	7,215	(2%)
Total revenues/sales	28.7	24.6	17%	9,356	9,683	(3%)
Cost of gas sold	14.6	9.3	57%
Gas margins (a)	$14.1	$15.3	(8%)

(a)
Includes $3 million and $3 million of credits on IPL’s Iowa retail gas customers’ bills for the third quarters of 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Summary - Gas margins and Dth sales for IPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$117.0	$102.7	14%	12,575	11,181	12%
Commercial	64.7	54.9	18%	8,289	7,633	9%
Industrial	11.2	9.4	19%	1,744	1,756	(1%)
Retail subtotal	192.9	167.0	16%	22,608	20,570	10%
Transportation/other	15.2	13.9	9%	22,858	23,186	(1%)
Total revenues/sales	208.1	180.9	15%	45,466	43,756	4%
Cost of gas sold	128.4	103.2	24%
Gas margins (a)	$79.7	$77.7	3%

(a)
Includes $9 million and $8 million of credits on IPL’s Iowa retail gas customers’ bills for the nine months ended September 30, 2014 and 2013, respectively, resulting from the gas tax benefit rider. The gas tax benefit rider results in reductions in gas revenues that are offset by reductions in income tax expense for the years ended December 31, 2014 and 2013.

Gas margins increased $2 million for the nine-month period largely due to changes in sales caused by weather conditions in IPL’s service territory during the first quarter of 2014. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the impacts of weather conditions on IPL’s gas sales and “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of weather statistics in IPL’s service territory. Refer to Note 2 for discussion of the gas tax benefit rider.

Steam and Other Revenues - Steam and other revenues increased $7 million during the nine-month period primarily due to $4 million of higher margins in 2014 from IPL’s sharing mechanism related to optimizing gas capacity contracts. Approximately 50% of all margins earned from this sharing mechanism flow through the purchased gas adjustment clause to reduce retail gas customer bills in Iowa. The remaining margins are retained by IPL and recorded in steam and other revenues. Due to the extreme cold temperatures causing natural gas price fluctuations in the first quarter of 2014, margins were much greater than normal for the nine months ended September 30, 2014.

Electric Transmission Service Expense - Electric transmission service expense increased $3 million and $16 million for the three- and nine-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for IPL’s electric transmission service expense variances.

Forecast - Refer to “Other Future Considerations” for discussion of a potential decrease in future electric transmission service expense for IPL in 2015 compared to 2014.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $15 million for the nine-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for IPL’s other operation and maintenance expenses variances.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $4 million for the nine-month period primarily due to increased property additions, including various emission controls projects placed in service in the second half of 2013 and the nine months ended September 30, 2014.

Forecast - IPL currently expects its depreciation and amortization expenses to increase in 2015 compared to 2014 due to property additions, including various emission controls projects placed in service in 2014.

Interest Expense - Interest expense increased $8 million for the nine-month period primarily due to $9 million of interest expense recorded in 2014 for IPL’s $250 million 4.7% senior debentures issued in October 2013.

Forecast - IPL currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014 and 2015. Refer to “Liquidity and Capital Resources” for details of IPL’s financing forecast.

AFUDC - AFUDC increased $4 million for the nine-month period primarily due to increased CWIP balances related to Ottumwa Unit 1 emission controls projects and Marshalltown.

Forecast - IPL currently expects AFUDC to increase in 2015 compared to 2014 primarily due to increased CWIP balances related to Marshalltown.

Income Taxes - Refer to Note 9 for details of effective income tax rates, including discussion of the impacts of tax benefit riders, production tax credits and the effect of rate-making on property-related differences.

Forecast - IPL currently expects to record lower tax benefits from the effect of rate-making on property related differences in 2015 compared to 2014 and lower tax benefits from the impacts of the electric tax benefit rider due to lower billing credits on Iowa retail electric customers’ bills expected in 2015 compared to 2014.

Preferred Dividend Requirements - Preferred dividend requirements decreased $6 million for the nine-month period primarily due to IPL recording charges of $5 million in the first quarter of 2013 related to the redemption of preferred stock. Refer to Note 7 for further discussion of IPL’s preferred stock transactions.

WPL’S RESULTS OF OPERATIONS

Overview - Third Quarter Results - WPL’s earnings available for common stock remained unchanged primarily due to purchased electric capacity expense related to the Kewaunee PPA in the third quarter of 2013, substantially offset by lower retail electric sales due to cooler weather conditions in WPL’s service territory in the third quarter of 2014, higher energy efficiency cost recovery amortizations and higher depreciation expense.

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

Third Quarter 2014 vs. Third Quarter 2013 Summary - Electric margins and MWh sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$116.9	$123.2	(5%)	890	972	(8%)
Commercial	69.2	70.0	(1%)	616	638	(3%)
Industrial	97.2	90.8	7%	1,252	1,195	5%
Retail subtotal	283.3	284.0	—%	2,758	2,805	(2%)
Sales for resale:
Wholesale	45.2	46.8	(3%)	797	849	(6%)
Bulk power and other	2.3	6.2	(63%)	57	229	(75%)
Other	4.5	3.5	29%	13	9	44%
Total revenues/sales	335.3	340.5	(2%)	3,625	3,892	(7%)
Electric production fuel expense	51.7	68.8	(25%)
Energy purchases expense	46.9	25.7	82%
Purchased electric capacity expense	—	15.9	(100%)
Electric margins	$236.7	$230.1	3%

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Summary - Electric margins and MWh sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			MWhs Sold (MWhs in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$333.3	$328.1	2%	2,665	2,661	—%
Commercial	188.9	182.5	4%	1,781	1,741	2%
Industrial	258.7	243.0	6%	3,530	3,354	5%
Retail subtotal	780.9	753.6	4%	7,976	7,756	3%
Sales for resale:
Wholesale	133.8	124.7	7%	2,344	2,359	(1%)
Bulk power and other	(0.5)	14.0	(104%)	239	575	(58%)
Other	12.0	13.7	(12%)	50	51	(2%)
Total revenues/sales	926.2	906.0	2%	10,609	10,741	(1%)
Electric production fuel expense	167.9	187.5	(10%)
Energy purchases expense	120.6	72.5	66%
Purchased electric capacity expense	—	47.3	(100%)
Electric margins	$637.7	$598.7	7%

Variances - Electric margins increased $7 million and $39 million for the three- and nine-month periods, respectively. Refer to “Alliant Energy’s Results of Operations - Utility Electric Margins” for details of the variances in WPL’s electric margins and items expected to impact WPL’s electric margin in 2015.

Refer to “Rate Matters” for discussion of a retail electric base rate case order received in July 2014. Refer to Note 2 for discussion of a retail fuel-related rate increase effective January 1, 2014 and a retail fuel-related rate increase request for the 2015 Test Year filed in June 2014. Refer to “Other Future Considerations” for discussion of recent notifications provided to WPL to terminate two of its wholesale power supply agreements.

Gas Margins - Gas margins are defined as gas operating revenues less cost of gas sold. Management believes that gas margins provide a more meaningful basis for evaluating utility operations than gas operating revenues since cost of gas sold is generally passed through to customers, and therefore, results in changes to gas operating revenues that are comparable to changes in cost of gas sold.

Third Quarter 2014 vs. Third Quarter 2013 Summary - Gas margins and Dth sales for WPL for the three months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$8.9	$7.5	19%	628	548	15%
Commercial	6.1	4.5	36%	794	721	10%
Industrial	0.6	0.4	50%	102	83	23%
Retail subtotal	15.6	12.4	26%	1,524	1,352	13%
Transportation/other	2.9	2.8	4%	7,848	8,170	(4%)
Total revenues/sales	18.5	15.2	22%	9,372	9,522	(2%)
Cost of gas sold	7.2	5.0	44%
Gas margins	$11.3	$10.2	11%

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 Summary - Gas margins and Dth sales for WPL for the nine months ended September 30 were as follows:

	Revenues and Costs (dollars in millions)			Dths Sold (Dths in thousands)
	2014	2013	Change	2014	2013	Change
Residential	$89.7	$75.0	20%	9,772	8,487	15%
Commercial	53.1	42.8	24%	7,169	6,255	15%
Industrial	4.3	3.3	30%	633	559	13%
Retail subtotal	147.1	121.1	21%	17,574	15,301	15%
Transportation/other	9.6	8.5	13%	23,663	21,693	9%
Total revenues/sales	156.7	129.6	21%	41,237	36,994	11%
Cost of gas sold	100.3	78.0	29%
Gas margins	$56.4	$51.6	9%

Gas margins increased $5 million for the nine-month period largely due to changes in sales caused by weather conditions in WPL’s service territory. Refer to “Alliant Energy’s Results of Operations - Utility Gas Margins” for details of the impacts of weather conditions on WPL’s gas sales and “Alliant Energy’s Results of Operations - Utility Electric Margins” for weather statistics in WPL’s service territory. Refer to “Rate Matters” for discussion of a retail gas base rate case order received in July 2014.

Other Revenues - Other revenues decreased $5 million and $9 million for the three- and nine-month periods, respectively, primarily due to lower coal sales. Changes in other revenues were largely offset by related changes in other operation and maintenance expenses.

Electric Transmission Service Expense - Electric transmission service expense increased $4 million for the nine-month period. Refer to “Alliant Energy’s Results of Operations - Electric Transmission Service Expense” for WPL’s electric transmission service expense variances.

Forecast - Refer to “Other Future Considerations” for discussion of a potential increase in future electric transmission service expense for WPL in 2015 compared to 2014.

Other Operation and Maintenance Expenses - Other operation and maintenance expenses increased $10 million for the nine-month period. Refer to “Alliant Energy’s Results of Operations - Utility Other Operation and Maintenance Expenses” for WPL’s other operation and maintenance expenses variances.

Forecast - WPL currently expects its other operation and maintenance expenses to decrease in 2015 compared to 2014 primarily due to decreases in energy efficiency cost recovery amortizations approved by the PSCW in its July 2014 order.

Depreciation and Amortization Expenses - Depreciation and amortization expenses increased $3 million and $6 million for the three- and nine-month periods, respectively, primarily due to increased property additions, including various emission controls projects placed in service in the second half of 2013 and the nine months ended September 30, 2014.

Interest Expense -
Forecast - WPL currently expects its interest expense to increase in 2015 compared to 2014 due to financings in 2014.

Income Taxes - Refer to Note 9 for details of effective income tax rates, including discussion of the impacts of production tax credits.

LIQUIDITY AND CAPITAL RESOURCES

A liquidity and capital resources matters summary is included in the 2013 Form 10-K and has not changed materially from the items reported in the 2013 Form 10-K, except as described below.

Liquidity Position - At September 30, 2014, Alliant Energy had $11 million of cash and cash equivalents, $646 million ($131 million at the parent company, $262 million at IPL and $253 million at WPL) of available capacity under the revolving credit facilities and $142 million of available capacity at IPL under its sales of accounts receivable program.

Capital Structures - Capital structures at September 30, 2014 were as follows (dollars in millions):

	Alliant Energy (Consolidated)		IPL		WPL
Common equity	$3,435.6	47%	$1,829.0	51%	$1,704.3	53%
Preferred stock	200.0	3%	200.0	6%	—	—%
Noncontrolling interest	1.7	—%	—	—%	7.1	—%
Long-term debt (incl. current maturities)	3,292.3	45%	1,520.3	42%	1,324.0	42%
Short-term debt	353.8	5%	38.0	1%	146.7	5%
	$7,283.4	100%	$3,587.3	100%	$3,182.1	100%

Cash Flows - Selected information from the cash flows statements was as follows (in millions):

	Alliant Energy		IPL		WPL
	2014	2013	2014	2013	2014	2013
Cash and cash equivalents, January 1	$9.8	$21.2	$4.4	$4.5	$0.5	$0.7
Cash flows from (used for):
Operating activities	763.9	643.1	373.6	259.7	365.8	356.2
Investing activities	(640.4)	(513.2)	(376.5)	(289.8)	(233.8)	(252.4)
Financing activities	(122.3)	(133.4)	3.1	31.9	(130.2)	(97.9)
Net increase (decrease)	1.2	(3.5)	0.2	1.8	1.8	5.9
Cash and cash equivalents, September 30	$11.0	$17.7	$4.6	$6.3	$2.3	$6.6

Operating Activities -
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 - Alliant Energy’s cash flows from operating activities increased $121 million primarily due to $141 million of lower purchased electric capacity payments during the nine months ended September 30, 2014 compared to the same period in 2013 related to the previous DAEC PPA and the Kewaunee PPA, higher cash flows from changes in production fuel inventory levels at IPL, and the final receipt of $26 million related to Alliant Energy’s tax separation and indemnification agreement with Whiting Petroleum in March 2014. These items were partially offset by $46 million of retail electric customer billing credits at IPL during the nine months ended September 30, 2014 and higher fuel-related costs at WPL during the nine months ended September 30, 2014 compared to the same period in 2013. Refer to Note 4(b) for discussion of the tax separation and indemnification agreement with Whiting Petroleum. Refer to “Rate Matters - IPL’s Iowa Retail Electric Rate Case (2013 Test Year)” for further discussion of IPL’s retail electric customer billing credits.

IPL’s cash flows from operating activities increased $114 million primarily due to $94 million of lower purchased electric capacity payments during the nine months ended September 30, 2014 compared to the same period in 2013 related to the previous DAEC PPA, $32 million of higher cash flows caused by income tax refunds during the nine months ended September 30, 2014 and income tax payments during the nine months ended September 30, 2013, and higher cash flows from changes in production fuel inventory levels. These items were partially offset by $46 million of retail electric customer billing credits during the nine months ended September 30, 2014.

WPL’s cash flows from operating activities increased $10 million primarily due to $47 million of purchased electric capacity payments during the nine months ended September 30, 2013 related to the Kewaunee PPA. This item was partially offset by lower cash flows from higher fuel-related costs during the nine months ended September 30, 2014 compared to the same period in 2013.

Production Fuel Inventory Levels - Alliant Energy’s and IPL’s cash flows from operations increased $34 million and $26 million, respectively, due to changes in production fuel inventory levels during the nine months ended September 30, 2014 and 2013. The lower production fuel inventory levels were primarily due to lower volumes of coal delivered by barge due to weather impacts and by railroad due to transportation constraints.

Investing Activities -
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 - Alliant Energy’s cash flows used for investing activities increased $127 million primarily due to $63 million of higher utility construction expenditures and a $62 million cash grant Alliant Energy received during the nine months ended September 30, 2013 related to its Franklin County wind project. The higher utility construction expenditures were partially due to higher expenditures for Marshalltown, IPL’s and WPL’s electric and gas distribution systems and emission controls projects at WPL’s Edgewater Unit 5 during the nine months ended September 30, 2014, partially offset by lower expenditures for emission controls projects at WPL’s Columbia Units 1 and 2 during the nine months ended September 30, 2014.

IPL’s cash flows used for investing activities increased $87 million due to $84 million of higher construction expenditures. The higher construction expenditures were largely due to higher expenditures for Marshalltown and electric and gas distribution systems during the nine months ended September 30, 2014.

WPL’s cash flows used for investing activities decreased $19 million primarily due to $21 million of lower construction expenditures. The lower construction expenditures were largely due to lower expenditures for emission controls projects at Columbia Units 1 and 2 during the nine months ended September 30, 2014, partially offset by higher expenditures for emission controls projects at Edgewater Unit 5 and electric and gas distribution systems during the nine months ended September 30, 2014.

Construction and Acquisition Expenditures - Construction and acquisition expenditures for 2014 through 2018 are currently anticipated as follows (in millions):

	Alliant Energy					IPL					WPL
	2014	2015	2016	2017	2018	2014	2015	2016	2017	2018	2014	2015	2016	2017	2018
Utility (a):
Generation:
Marshalltown	$190	$295	$180	$15	$—	$190	$295	$180	$15	$—	$—	$—	$—	$—	$—
WPL’s proposed Riverside expansion	—	10	195	315	215	—	—	—	—	—	—	10	195	315	215
Environmental compliance	205	165	90	60	100	100	30	10	25	85	105	135	80	35	15
Maintenance and performance improvements	150	135	165	160	115	90	70	85	90	50	60	65	80	70	65
Distribution:
Electric systems	270	255	270	305	295	165	145	155	175	170	105	110	115	130	125
Gas systems	75	115	115	135	145	50	65	70	80	100	25	50	45	55	45
Other	20	50	50	45	40	5	25	20	20	20	15	25	30	25	20
Total utility	910	1,025	1,065	1,035	910	$600	$630	$520	$405	$425	$310	$395	$545	$630	$485
Corporate Services and other non-utility (b)	70	50	35	35	45
	$980	$1,075	$1,100	$1,070	$955

(a)
Cost estimates represent IPL’s or WPL’s estimated portion of total escalated construction expenditures and exclude AFUDC, if applicable. Refer to “Strategic Overview” for further discussion of key projects impacting construction and acquisition plans related to the utility business.

(b)	Cost estimates represent total escalated construction and acquisition expenditures and exclude capitalized interest.

Financing Activities -
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013 - Alliant Energy’s cash flows used for financing activities decreased $11 million primarily due to payments of $211 million to redeem IPL’s and WPL’s cumulative preferred stock in March 2013 and net changes in the amount of commercial paper outstanding at Alliant Energy, IPL and WPL. These items were partially offset by $200 million of proceeds from IPL’s issuance of cumulative preferred stock in March 2013 and payments of $38 million to retire IPL’s 5% pollution control revenue bonds in July 2014.

IPL’s cash flows from financing activities decreased $29 million primarily due to $200 million of proceeds from the issuance of cumulative preferred stock in March 2013 and payments of $38 million to retire its 5% pollution control revenue bonds in July 2014. These items were partially offset by payments of $150 million to redeem cumulative preferred stock in March 2013 and changes in the amount of commercial paper outstanding.

WPL’s cash flows used for financing activities increased $32 million primarily due to changes in the amount of commercial paper outstanding, partially offset by payments of $61 million to redeem cumulative preferred stock in March 2013.

State Regulatory Financing Authorizations - After issuing $250 million of long-term debt in October 2014, WPL currently has remaining authority to issue up to $150 million of long-term debt securities in aggregate in 2014 pursuant to an August 2013 PSCW order.

Shelf Registrations - After issuing $250 million of long-term debt in October 2014, WPL currently has remaining availability to issue up to $300 million of preferred stock and debt securities in aggregate in 2014 pursuant to its current shelf registration statement on file with the Securities and Exchange Commission.

Common Stock Issuances and Capital Contributions - Refer to Note 10(b) for discussion of Alliant Energy’s common stock issuances during the nine months ended September 30, 2014 under its equity-based compensation plans for employees. Refer to Note 6 for discussion of capital contributions from Alliant Energy to IPL and payments of common stock dividends by IPL and WPL to their parent company during the nine months ended September 30, 2014.

Long-term Debt - Refer to Note 8(b) for discussion of various long-term debt issuances and retirements. In October 2014, Alliant Energy entered into a $250 million variable-rate term loan credit agreement and used the proceeds from borrowings under this agreement to retire its $250 million, 4% senior notes. The term loan credit agreement expires in October 2016.

Alliant Energy’s term loan credit agreement contains various covenants, including a requirement that Alliant Energy maintains a debt-to-capital ratio of less than 65% on a consolidated basis. The debt component of the debt-to-capital ratio includes long- and short-term debt (excluding non-recourse debt and hybrid securities to the extent the total carrying value of such hybrid securities does not exceed 15% of consolidated capital of Alliant Energy), capital lease obligations, letters of credit, guarantees of the foregoing and new synthetic leases. Unfunded vested benefits under qualified pension plans are not included in the debt-to-capital ratio. The equity component of the debt-to-capital ratio excludes accumulated other comprehensive income (loss).

The term loan credit agreement contains a covenant that prohibits placing liens on any of the property of Alliant Energy or its subsidiaries with certain exceptions. Exceptions include among others, liens to secure obligations of up to 5% of the consolidated assets of Alliant Energy (valued at carrying value), liens imposed by government entities, materialmens’ and similar liens, judgment liens, liens to secure non-recourse debt not to exceed $100 million outstanding at any one time with respect to Alliant Energy and $100 million outstanding at any one time with respect to each of IPL and WPL, and purchase money liens. The credit agreement also contains a covenant that requires, during its term, any proceeds from asset sales, with certain exclusions, in excess of 20% of Alliant Energy’s consolidated assets be used to reduce certain debt commitments. Exclusions include, among others, certain sale and lease-back transactions, sales of non-regulated assets, intercompany asset sales and sales of certain contracts and accounts receivables.

The term loan credit agreement contains customary events of default, including a cross-default provision, which would be triggered if Alliant Energy or any of its domestic subsidiaries defaults on debt (other than non-recourse debt) totaling $50 million or more. If an event of default under the credit agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the credit agreement immediately due and payable. In addition, if any order for relief is entered under bankruptcy laws with respect to Alliant Energy, then any outstanding obligations under the credit agreement would be immediately due and payable.

Financing Forecast - The following financing activities are currently anticipated to occur in the future. The financing activities of Alliant Energy and IPL are contingent on the completion of the sale of IPL’s Minnesota electric and natural gas distribution assets by March 31, 2015.

•
Long-term Debt - IPL currently expects to issue up to $250 million of additional long-term debt in the fourth quarter of 2014. In addition, Alliant Energy currently anticipates refinancing a $60 million term loan credit agreement at Franklin County Holdings LLC in the fourth quarter of 2014. IPL currently expects to issue up to $300 million of additional long-term debt in 2015. IPL’s $150 million, 3.3% senior debentures will be retired in 2015.

•	Common Stock Issuances - Alliant Energy currently expects to issue approximately $150 million of common stock in 2015 through one or more offerings and its Shareowner Direct Plan.

•
Common Stock Dividends - In November 2014, Alliant Energy announced an increase in its targeted 2015 annual common stock dividend to $2.20 per share, which is equivalent to a quarterly rate of $0.55 per share, beginning with the February 2015 dividend payment. The timing and amount of future dividends is subject to an approved dividend declaration from its Board of Directors, and is dependent upon earnings expectations, capital requirements, and general financial business conditions, among other factors.

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

Commodity Price - Refer to Note 2 for discussion of amounts recorded by Alliant Energy and WPL on their balance sheets as of September 30, 2014 for fuel-related costs incurred by WPL during the nine months ended September 30, 2014 that are expected to fall outside the approved bandwidth for 2014.

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

Contingencies - Assumptions and judgments are made each reporting period regarding the future outcome of contingent events and loss contingency amounts are recorded for any contingent events that are both probable and reasonably estimated based upon current available information. Note 14 provides discussion of contingencies assessed at September 30, 2014, including various pending legal proceedings, guarantees and indemnifications that may have a material impact on financial condition and results of operations.

Regulatory Assets and Regulatory Liabilities - Assumptions and judgments are made each reporting period regarding whether regulatory assets are probable of future recovery and regulatory liabilities are probable future obligations. Note 2 provides details of the nature and amounts of regulatory assets and regulatory liabilities assessed at September 30, 2014, as well as material changes to regulatory assets and regulatory liabilities during the nine months ended September 30, 2014.

Long-Lived Assets - Periodic assessments regarding the recoverability of certain long-lived assets are completed when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. The long-lived assets assessed for impairment generally include assets within non-regulated operations that are proposed to be sold or are currently generating operating losses, and certain long-lived assets within regulated operations that may not be fully recovered from IPL’s and WPL’s customers as a result of regulatory decisions in the future.

During the nine months ended September 30, 2014, Alliant Energy, IPL and WPL evaluated if any of their long-lived assets were no longer recoverable or if any impairment indicators were present. Such evaluation included assessing if there was a significant decrease in the expected cash flows from their long-lived assets within non-regulated operations, or for their long-lived assets within their regulated operations, any indication that all or a portion of the assets may be disallowed for rate-making purposes. Alliant Energy, IPL and WPL completed this assessment and concluded no impairment tests were required.

Franklin County Wind Project - Alliant Energy completed construction of its 99 MW Franklin County wind project and placed it into service in 2012. In 2012, Alliant Energy performed an impairment test of the carrying value of the Franklin County wind project given a significant change in the use of the asset as a result of it being placed into service, continued downturn in forward electricity prices in 2012 and no long-term off-take arrangement. The test concluded the undiscounted cash flows expected from the Franklin County wind project during its estimated useful life exceeded its carrying value as of December 31, 2012, resulting in no impairment. On a quarterly basis, Alliant Energy evaluates for significant changes in the undiscounted cash flows used in the 2012 impairment test, which may indicate a significant decrease in the market value of the Franklin County wind project. No significant changes in the undiscounted cash flows have been identified, and as a result, an impairment test has not been required since 2012. One of several factors that could have an effect on the future expected cash flows is the expenditures that may be required to replace key wind turbine components throughout the life of the wind project. An impairment of the Franklin County wind project could be triggered in the future if the replacement rate of key wind turbine components is sooner than initially estimated and the expenditures required to replace those key wind turbine components is significantly greater than originally estimated. As of September 30, 2014, the carrying value of the Franklin County wind project was $139 million and was recorded in “Non-regulated Generation property, plant and equipment” on Alliant Energy’s balance sheet.

Unbilled Revenues - Assumptions and judgments are made each reporting period to estimate the amount of unbilled revenues. At September 30, 2014, unbilled revenues related to Alliant Energy’s utility operations were $126 million ($61 million at IPL and $65 million at WPL). Note 4(a) provides discussion of IPL’s unbilled revenues as of September 30, 2014 sold to a third party related to its sales of accounts receivable program.

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

Electric Transmission Service Expense - IPL and WPL currently receive substantially all their transmission services from ITC and ATC, respectively. Due to the formula rates used by ITC and ATC to charge their customers and possible future changes to these rates as discussed below, there is uncertainty regarding the long-term trends of IPL’s and WPL’s future electric transmission service expense. Alliant Energy, IPL and WPL currently anticipate changes to their electric transmission service expense in 2015 as follows:

Attachment “O” Rates - The annual transmission service rates that ITC or ATC charges their customers are calculated each calendar year using a FERC-approved cost of service formula rate referred to as Attachment “O.” Because Attachment “O” is a FERC-approved formula rate, ITC and ATC can implement new rates each calendar year without filing a request with FERC. However, new rates are subject to challenge by either FERC or customers. If the rates proposed by ITC or ATC are determined by FERC to be unjust or unreasonable or another mechanism is determined by FERC to be just and reasonable, ITC’s or ATC’s rates would change accordingly.

2015 Rates Charged by ITC to IPL - In September 2014, ITC filed with MISO the Attachment “O” rate it proposes to charge its customers in 2015 for electric transmission services. The proposed rate was based on ITC’s estimated net revenue requirement for 2015 as well as a true-up adjustment credit related to amounts that ITC over-recovered from its customers in 2013. The 2015 Attachment “O” rate filed with MISO is approximately 5% higher than the rate ITC charged its customers in 2014.

2015 Rates Charged by ATC to WPL - In September 2014, ATC shared with its customers the Attachment “O” rate it proposes to charge them in 2015 for electric transmission services. The proposed rate was based on ATC’s estimated net revenue requirement for 2015 as well as a true-up adjustment credit related to amounts that ATC over-recovered from its customers in 2013 and 2014. The 2015 Attachment “O” rate is approximately 3% higher than the rate ATC charged its customers in 2014.

Escrow Accounting for Electric Transmission Service Expense at WPL - Electric revenues established in WPL’s retail electric rate case (2015/2016 Test Period) included recovery of expected increases in electric transmission service expense largely due to SSR costs expected to be incurred. Due to a recent revision in MISO’s method to allocate SSR costs, WPL no longer expects to incur such SSR costs. The difference between actual electric transmission service expense incurred and amounts collected from customers as electric revenues in 2015 and 2016 will be recorded as electric transmission service expense with an offsetting amount recorded to regulatory liabilities due to the escrow treatment WPL received as part of its approved retail electric rate case. Refer to “System Support Resource” below for further discussion of SSR costs.

2015 Electric Transmission Service Expense - Alliant Energy and WPL currently estimate their total electric transmission service expense in 2015 will be higher than the comparable expense in 2014 by approximately $25 million and $30 million, respectively, as a result of the items discussed above. IPL currently estimates its total electric transmission service expense in 2015 will be lower than the comparable expense in 2014 by approximately $5 million due to the impact of electric transmission service expense IPL over-collected from its Iowa retail electric customers in 2014 under its transmission cost recovery rider, which will reduce transmission service expense billed to these customers in 2015. This item is expected to be slightly offset by the expected increase in ITC’s Attachment “O” rate discussed above.

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

In October 2014, FERC issued an order on the complaint against the MISO transmission owners, established hearing and settlement procedures on the return on equity component of the complaint, and established a refund period back to November 12, 2013. FERC also denied the request to limit the regulatory capital structure to 50% of common equity, among other items. Alliant Energy, IPL and WPL are currently unable to determine what, if any, impact the October 2014 FERC order and a new methodology FERC established for determining the return on equity may have on MISO transmission owners, including ITC and ATC.

Any change to ITC’s and ATC’s return on equity would impact the calculation of their respective Attachment “O” rates, resulting in changes to electric transmission service costs billed by ITC and ATC to their customers. Any changes in IPL’s electric transmission service costs billed by ITC to IPL are expected to be passed on to IPL’s Iowa retail electric customers through the transmission cost recovery rider. Any changes in WPL’s electric transmission service costs will be incorporated into WPL’s retail electric rates in a future retail electric base rate proceeding with the PSCW. Pursuant to the July 2014 PSCW order related to WPL’s Wisconsin retail electric and gas rate case (2015/2016 Test Period), WPL received escrow treatment for the difference between actual electric transmission service costs and those costs used to determine rates during 2015 and 2016.

In addition, any change to ATC’s return on equity could result in Alliant Energy and WPL realizing lower equity income and dividends from ATC in the future. Alliant Energy and WPL currently estimate each 25 basis point reduction in ATC’s authorized return on equity would reduce their annual pre-tax equity income from ATC by approximately $1 million. Alliant Energy, IPL and WPL are currently unable to determine the timing and nature of any subsequent FERC action related to these matters and resulting changes to their financial condition and results of operations.

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

WPPI Energy - In November 2014, WPPI Energy provided notice of termination of its wholesale power supply agreement with WPL effective May 31, 2017. Sales to WPPI Energy represented 8% of WPL’s total electric sales in 2013.

Great Lakes Utilities - In October 2014, Great Lakes Utilities provided notice of termination of its wholesale power supply agreement with WPL effective December 31, 2017. Sales to Great Lakes Utilities represented 1.5% of WPL’s total electric sales in 2013.

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

In April 2014, the PSCW filed a complaint with FERC, requesting that FERC find the MISO SSR cost allocation for ATC to be unjust and unreasonable. In July 2014, FERC issued an order directing MISO to make a compliance filing to revise the cost allocation pursuant to the PSCW’s complaint effective April 3, 2014. As a result of the July 2014 FERC order and related compliance filing by MISO, WPL no longer expects to be allocated any SSR costs for the Presque Isle SSR agreement. In August 2014, various parties filed rehearing requests on FERC’s July 2014 order, and it is unknown when or how FERC may act on these requests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk are reported in “Other Matters - Market Risk Sensitive Instruments and Positions” in MDA.

ITEM 4. CONTROLS AND PROCEDURES

Alliant Energy’s, IPL’s and WPL’s management evaluated, with the participation of each of Alliant Energy’s, IPL’s and WPL’s CEO, CFO and Disclosure Committee, the effectiveness of the design and operation of Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014 pursuant to the requirements of the Securities Exchange Act of 1934. Based on their evaluation, the CEO and the CFO concluded that Alliant Energy’s, IPL’s and WPL’s disclosure controls and procedures were effective as of September 30, 2014.

There was no change in Alliant Energy’s, IPL’s and WPL’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Alliant Energy’s, IPL’s or WPL’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

A summary of risk factors is included in Item 1A in the 2013 Form 10-K and such risk factors have not changed materially from the items reported in the 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of Alliant Energy common stock repurchases for the quarter ended September 30, 2014 was as follows:

	Total Number	Average Price	Total Number of Shares	Maximum Number (or Approximate
	of Shares	Paid Per	Purchased as Part of	Dollar Value) of Shares That May Yet
Period	Purchased (a)	Share	Publicly Announced Plan	Be Purchased Under the Plan (a)
July 1 through July 31	3,041	$59.53	—	N/A
August 1 through August 31	2,217	56.92	—	N/A
September 1 through September 30	90	56.19	—	N/A
	5,348	58.39	—

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Alliant Energy Corporation, Interstate Power and Light Company and Wisconsin Power and Light Company have each duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2014.

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
For the quarter ended September 30, 2014

The following Exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description

4.1
Officers’ Certificate, dated as of October 14, 2014, creating WPL’s 4.10% Debentures due October 15, 2044 (incorporated by reference to Exhibit 4.1 to WPL’s Form 8-K, filed October 14, 2014 (File No. 0-337))

10.1
Term Loan Credit Agreement, dated as of October 7, 2014, between Alliant Energy, Wells Fargo Bank, National Association and the lender parties set forth therein (incorporated by reference to Exhibit 10.1 to Alliant Energy’s Form 8-K, filed October 14, 2014 (File No. 1-9894))

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

* Filed as Exhibit 101 to this report are the following documents formatted in XBRL: (i) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iii) Alliant Energy’s, IPL’s and WPL’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.